Form 10-Q
period 2000-06-30
NEWTEK CAPITAL INC
filed 2000-09-28
CIK 1094019

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

                                       OR

[X]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   001-16123
                        -----------------


                              NEWTEK CAPITAL, INC.
             (Exact name of registrant as specified in its charter)


          New York                                                11-3504638
-------------------------------                               ------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

1500 Hempstead Turnpike, East Meadow, New York 11554                10022
----------------------------------------------------              --------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (516) 390-2260
                                                     --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes    x    No
    ------     -------

         As of September 20, 2000, 20,981,861 shares of Common Stock were issued and outstanding.

                                    CONTENTS


                                                                                                               PAGE
PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Combined Balance Sheets (Unaudited) as of June 30, 2000
                  and December 31, 1999...................................................................       2

         Combined Statements of Operations (Unaudited) for the Three-Month and Six-Month
                  Periods Ended June 30, 2000 and 1999....................................................       3

         Combined Statements of Changes in Members' Equity (Unaudited) for the Three-Month
                  and Six-Month Periods Ended June 30, 2000 and 1999......................................       4

         Combined Statements of Cash Flows (Unaudited) for the Three-Month and Six-Month
                  Periods Ended June 30, 2000 and 1999....................................................       5

         Notes to Unaudited Combined Financial Statements.................................................       7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................................................      12

Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk.....................................................................................      15

PART II.  OTHER INFORMATION
          -----------------

Item 6.  Exhibits and Reports on Form 8-K................................................................       15

SIGNATURES...............................................................................................       16

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                      NEWTEK CAPITAL, INC. AND SUBSIDIARIES
                            COMBINED BALANCE SHEETS

                                                                                              June 30,             December 31,
                                                                                                2000                   1999
                                                                                          ------------------     -----------------
ASSETS                                                                                   (unaudited)
------
Cash and cash equivalents                                                                     $25,049,536           $25,454,016
Credits in lieu of cash                                                                        11,180,348            10,963,593
Investments in Qualified Businesses                                                            11,715,823             8,275,000
Other investments                                                                                 469,750                 -
Structured insurance product                                                                    2,482,354             1,759,493
Prepaid insurance                                                                               8,485,836             7,971,411
Prepaid expenses and other assets                                                                 183,482               212,802
Furniture, fixtures and equipment, net                                                             35,489                 8,714
                                                                                           --------------          ------------
Total assets                                                                                  $59,602,618           $54,645,029
                                                                                           ==============          ============
LIABILITIES AND MEMBERS' EQUITY
-------------------------------
Liabilities:

Accounts payable and accrued expenses                                                         $   704,351           $ 1,199,479
Notes payable - certified investors                                                             3,873,596             2,618,716
Notes payable - insurance                                                                       5,500,000             4,000,000
Note payable - bank                                                                                 -                   725,358
Notes payable- other                                                                              602,750               250,000
Loans payable - members                                                                           351,000                21,000
Interest payable                                                                               35,959,032            31,583,438
                                                                                           --------------          ------------
Total liabilities                                                                              46,990,729            40,397,991
Minority interest                                                                               4,809,970             5,938,111
Commitments and contingencies
Members' equity                                                                                 7,801,919             8,308,927
                                                                                           --------------          ------------
        Total liabilities and members' equity                                                 $59,602,618           $54,645,029
                                                                                           ==============          ============

         See accompanying notes to these combined financial statements.

                      NEWTEK CAPITAL, INC. AND SUBSIDIARIES

                  COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          Three Months Ended                          Six Months Ended
                                                               June 30,                                   June 30,
                                                  -----------------------------------           ------------------------------
                                                       2000                 1999                    2000              1999
                                                  --------------        -------------           -------------      -----------
Revenue:
   Income from credits in lieu of cash             $    106,487         $     5,157             $    216,756       $   360,330
   Consulting fee income                                 12,892              34,297                   27,192            69,677
   Interest and dividend income                         548,519             141,133                1,024,938           188,007
                                                   ------------         -----------             ------------       -----------

       Total revenue                                    667,898             180,587                1,268,886           618,014
                                                   ------------         -----------             ------------       -----------

Expenses:
   General and administrative                         1,293,876             295,702                2,094,428           417,481
   Interest                                           1,343,994             600,438                2,501,473           668,908
                                                   ------------         -----------             ------------       -----------

       Total expense                                  2,637,870             896,140                4,595,901         1,086,389
                                                   ------------         -----------             ------------       -----------

Loss before other than temporary decline
in value of  investments, extraordinary gain (loss)
on defeasance of debt, and minority interest         (1,969,972)           (715,553)              (3,327,015)         (468,375)

Other than temporary decline
in investments                                         (600,000)               -                    (600,000)            -

Extraordinary gain (loss) on
defeasance of debt                                      431,881             (16,819)                 431,881           (16,819)
                                                   ------------         -----------             ------------       -----------

Loss before minority interest                        (2,138,091)           (732,372)              (3,495,134)         (485,194)

Minority interest in loss                               749,527             374,268                1,294,141           342,718
                                                   ------------         -----------             ------------       -----------

Net loss                                           $ (1,388,564)        $  (358,104)            $ (2,200,993)      $  (142,476)
                                                   ============         ===========             ============       ===========


         See accompanying notes to these combined financial statements.

                      NEWTEK CAPITAL, INC. AND SUBSIDIARIES

          COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY (UNAUDITED)


                                                               Three Months Ended                      Six Months Ended
                                                                    June 30,                               June 30,
                                                          -----------------------------        -------------------------------
                                                               2000           1999                  2000              1999
                                                          -------------    ------------        ------------       ------------
Members' equity - beginning of period                     $ 8,896,498      $1,046,183          $ 8,308,927        $  840,555

Issuance of common stock                                      224,992           -                1,849,992             -

Members' distributions                                       (225,000)         (9,007)            (450,000)          (19,007)

Issuance of warrants                                          459,369       2,249,569              459,369         2,249,569

Net loss before allocation
   to minority interest                                    (2,138,091)       (732,372)          (3,495,134)         (485,194)

Less: minority interest                                       584,151        (698,416)           1,128,765          (729,966)
                                                          -----------      ----------          -----------        ----------

Members' equity - end of period                           $ 7,801,919      $1,855,957          $ 7,801,919        $1,855,957
                                                          ===========      ==========          ===========        ==========


         See accompanying notes to these combined financial statements.

                      NEWTEK CAPITAL, INC. AND SUBSIDIARIES

                  COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   Three Months Ended                    Six Months Ended
                                                                        June 30,                             June 30,
                                                            ----------------------------------    -------------------------------
                                                                  2000              1999              2000              1999
                                                            ---------------     --------------    -------------     -------------
Cash flows from operating activities:
   Net loss                                                $    (1,388,564)     $   (358,104)     $(2,200,993)    $   (142,476)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
       Extraordinary gain (loss) on defeasance
         of debt                                                  (431,881)           16,819         (431,881)          16,819
       Other than temporary decline
       in value of investments                                     600,000             -              600,000             -
       Income from tax credits                                    (106,487)           (5,157)        (216,756)        (360,330)
       Depreciation and other amortization                           1,062               568            2,123            1,137
       Accretion of interest income                                (35,695)          (25,734)         (61,429)         (51,467)
       Accretion of interest expense                             1,183,997           600,438        2,324,682          668,908
       Minority interest included in
         loss                                                     (749,527)         (374,268)      (1,294,141)        (342,718)
       Changes in assets and liabilities:
         Prepaid insurance                                        (667,042)       (3,353,828)        (458,405)      (3,349,886)
         Prepaid expenses and other assets                          25,304            46,642           25,570           55,962
         Accounts payable and accrued expenses                     364,358           101,363         (516,282)         120,603
                                                               -----------      ------------      -----------     ------------

            Net cash used in operating activities               (1,204,475)       (3,351,261)      (2,227,512)      (3,383,448)
                                                               -----------      ------------      -----------     ------------

Cash flows from investing activities:
   Purchase of structured insurance product                       (661,432)          -               (661,432)          -
   Investments in Qualified Businesses                          (2,415,065)          -             (6,791,942)        (300,000)
   Return of principal - qualified investments                   2,586,120           -              2,751,120           -
   Other investments                                               (22,000)          -               (242,000)          -
   Return of principal - other investments                         125,000           -                125,000           -
   Purchase of machinery and equipment                             (19,176)          -                (28,898)          -
                                                               -----------      ------------      -----------     ------------

            Net cash used in investing activities                 (406,553)          -             (4,848,152)        (300,000)
                                                               -----------      ------------      -----------     ------------


         See accompanying notes to these combined financial statements.

                      NEWTEK CAPITAL, INC. AND SUBSIDIARIES

                                                                   Three Months Ended                    Six Months Ended
                                                                        June 30,                             June 30,
                                                            ----------------------------------     -----------------------------
                                                                  2000               1999            2000               1999
                                                            ---------------       ------------     ----------        -----------
Cash flows from financing activities:
   Payment of note payable - bank                                    -                 -             (725,358)           -
   Proceeds from issuance of note payable -
     Certified Investors                                         1,251,630             -            1,251,630            -
   Proceeds from issuance of long-term debt                      7,284,518        37,530,430        7,284,518       37,530,430
   Payments for defeasance of long-term debt                    (3,228,175)      (23,127,927)      (3,228,175)     (23,127,927)
   Issuance of warrants                                            403,348         1,700,371          403,348        1,700,371
   Payments for deferred financing costs                           (44,771)         (163,221)         (44,771)        (163,221)
   Net proceeds from issuance of common stock                      224,992             -            1,849,992            -
   Distributions to members                                       (225,000)           (9,007)        (450,000)         (19,007)
   Loans payable - members                                           -                 -              330,000            -
                                                               -----------      ------------     ------------      -----------

            Net cash provided by
            financing activities                                 5,666,542        15,930,646        6,671,184       15,920,646
                                                               -----------      ------------     ------------      -----------

Net increase (decrease) in cash
and cash equivalents                                             4,055,514        12,579,385         (404,480)      12,237,198

Cash and cash equivalents -
beginning of period                                             20,994,022         1,224,951       25,454,016        1,567,138
                                                               -----------      ------------     ------------      -----------

Cash and cash equivalents - end of period                      $25,049,536        13,804,336      $25,049,536      $13,804,336
                                                               ===========      ============     ============      ===========

Supplemental disclosure of non-cash financing activities:

Issuance of the following in partial payment for insurance:
     Notes                                                     $ 1,500,000      $      -          $ 1,500,000      $     -
                                                               ===========      ============     ============      ===========

     Warrants                                                  $    56,020      $    549,198      $    56,020      $   549,198
                                                               ===========      ============     ============      ===========

         See accompanying notes to these combined financial statements.

                Notes to UNAUDITED COMBINED Financial Statements


Note 1 - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The following entities represent the principal businesses of Newtek Capital, Inc. and Subsidiaries (the "Company"). Their financial statements are presented on a combined basis due to common ownership and management of the underlying entities, which merged into the Company in September 2000 (see Note 7). Accordingly, they are termed as subsidiaries rather than affiliates. The Company was formed on June 29, 1999 under the name Whitestone Holdings, Inc. and changed its name to Newtek Capital, Inc. on January 18, 2000. The subsidiaries are: BJB Holdings, Inc. ("BJB"), The Whitestone Group, LLC ("TWG"), Wilshire Advisers, LLC ("WA") and Wilshire NY Advisers II ("WAII"), certified capital companies ("Capco") in New York, Wilshire Partners, LLC ("WP"), a Capco in Florida, Wilshire Investors, LLC ("WI"), a Capco in Wisconsin, and Wilshire Louisiana Advisers, LLC ("WLA"), a Capco in Louisiana (the Capco entities are, collectively, the "Capcos"). TWG acts as an investment adviser and manager to the aforementioned Capcos as well as a merchant bank and provides investment banking services including general business consulting services and strategic planning, due diligence and merger and acquisition analysis and litigation support services. All significant intercompany balances and transactions are eliminated in combination.

          The following is a summary of each Capco, state of certification and date of certification:

    Capco               State of Certification          Date of Certification
    -----               ----------------------          ---------------------
    WA                   New York                       May 1998
    WP                   Florida                        December 1998
    WI                   Wisconsin                      October 1999
    WLA                  Louisiana                      October 1999
    WA II                New York                       April 2000

In general, the Capcos issue debt and equity instruments, generally warrants ("Certified Capital"), to insurance company investors ("Certified Investors"). The Capcos then make targeted investments, ("Investments in Qualified Businesses", as defined under the respective state statutes), with the Certified Capital raised. Such investments may be accounted for as either consolidated subsidiaries, under the equity method or cost method of accounting, or as notes receivable, depending upon the nature of the investment and the Company's and/or the Capco's ability to control or otherwise exercise significant influence over the investee. Each Capco has a contractual arrangement with the particular state that legally entitles the Capco to receive (or, earn) tax credits from the state upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the Capcos to maintain the validity of the tax credits and their state-issued certifications, the Capcos must make Investments in Qualified Businesses in accordance with these requirements. Each Capco also has separate, legal contractual arrangements with the Certified Investors obligating the Capco to pay interest on the aforementioned debt instruments whether or not it meets the statutory requirements for Investments in Qualified Businesses. The Capco can satisfy this interest payment, at the Capco's discretion, by delivering tax credits in lieu of paying cash. The Capcos legally have the right to deliver the tax credits to the Certified Investors. The Certified Investors legally have the right to receive and use the tax credits and would, in turn, use these tax credits to reduce their respective state tax liabilities in an amount generally between 100% and 110% of their certified investment. The tax credits can be utilized over a ten-year period at a rate of 10% per year and in some instances are transferable and can be carried forward.

The accompanying financial statements have been prepared without audit and do not include all footnotes and disclosures required under generally accepted accounting principles. Management believes that the results herein reflect all adjustments which are necessary to state fairly the results and current financial condition of the Company for the respective periods. All such adjustments reflected herein are of a normal, recurring nature. These financial statements should be read in conjunction with the Company's financial statements for its year ended December 31, 1999 contained in its Registration Statement on Form S-4 (SEC File No. 333-43550).

Note 2 - Private Placement of Common Stock

In the second quarter of 2000, the Company sold 32,142 shares of common stock in private transactions, with net proceeds totaling approximately $225,000.

Note 3 - InVESTMENTS IN QUALIFIED BUSINESSES

Investments in Qualified Businesses represent notes receivable (debt investments) and investments in the equity of non-public companies. Debt investments are accounted for as held-to-maturity securities and are recorded at amortized cost, less any write-downs for other than temporary declines in the value of such investments. Investments in the equity of non-public companies are accounted for under the equity or cost method, as appropriate. The following table is a summary of such investments as of June 30, 2000, shown separately between their debt ($11,490,823) and equity ($225,000) components (for a total non-consolidated Investment in Qualified Businesses of $11,715,823), and all terms of each are summarized. There are no expiration dates on any of the financial instruments, unless disclosed.

-------------------------------- ---------- ------------------- ------------ ----------------- -------------- ---------------------
                                                                                 Original
DEBT                                                              Maturity       Principal        Stated         Principal Amount
                                   Type     Date of Investment      Date          Amount        Interest Rate      June 30 2000
-------------------------------- ---------- ------------------- ------------ ----------------- -------------- ---------------------
4G's Truck Renting Co., Inc.       Debt           01/99          07/15/00      $   300,000         6.50%          $   285,000
-------------------------------- ---------- ------------------- ------------ ----------------- -------------- ---------------------
1-800GiftCertificate               Debt           07/99          09/15/00      $   300,000         8.75%          $   300,000
-------------------------------- ---------- ------------------- ------------ ----------------- -------------- ---------------------
Transworld Business Brokers,       Debt           11/99          11/23/01      $   350,000         6.00%          $   250,000
Inc.
-------------------------------- ---------- ------------------- ------------ ----------------- -------------- ---------------------
Transworld Business Brokers,       Debt           11/99          11/23/01      $  3,150,000        5.25%          $ 3,150,000
Inc.
-------------------------------- ---------- ------------------- ------------ ----------------- -------------- ---------------------
Raising Cain                       Debt      3/00, 4/00, 5/00     Various      $   315,000        Prime +         $    49,744
                                                                                                   1.00%
-------------------------------- ---------- ------------------- ------------ ----------------- -------------- ---------------------
Data-Tel of Louisiana              Debt           03/00           Various      $   513,000        Prime +         $    78,978
                                                                                                   1.00%
-------------------------------- ---------- ------------------- ------------ ----------------- -------------- ---------------------
Gino's Seafood                     Debt         3/00, 4/00        Various      $   517,942        Prime +         $    86,692
                                                                                                   1.00%
-------------------------------- ---------- ------------------- ------------ ----------------- -------------- ---------------------
Steve Kent Trucking                Debt         3/00, 5/00        Various      $   747,000        Prime +         $   124,458
                                                                                                   1.00%
-------------------------------- ---------- ------------------- ------------ ----------------- -------------- ---------------------
Gerace Auto Parts                  Debt            4/00           Various      $   810,000        Prime +         $   134,449
                                                                                                   1.00%
-------------------------------- ---------- ------------------- ------------ ----------------- -------------- ---------------------
Tari's School of Dance             Debt            5/00           Various      $   189,000        Prime +         $    31,500
                                                                                                   1.00%
-------------------------------- ---------- ------------------- ------------ ----------------- -------------- ---------------------
CB Real Net                        Debt          02/01/00         Various      $ 2,500,000        Various         $ 2,500,000
-------------------------------- ---------- ------------------- ------------ ----------------- -------------- ---------------------
Down to Earth Technologies         Debt           12/99          02/16/01      $   500,000         9.00%          $         0
-------------------------------- ---------- ------------------- ------------ ----------------- -------------- ---------------------
Merchant Data Systems Sales        Debt           10/99          04/15/01      $ 3,500,000         9.00%          $ 3,500,000
and Marketing
-------------------------------- ---------- ------------------- ------------ ----------------- -------------- ---------------------
Multi-Media Distribution Corp.     Debt           06/00          06/14/02      $ 1,000,000        10.00%          $ 1,000,000
-------------------------------- ---------- ------------------- ------------ ----------------- -------------- ---------------------

Total Debt Investments                                                         $14,691,942                        $11,490,823
                                                                               ===========                        ===========

-------------------------- --------------- ------------------ ------------------- ---------------- -------------- -----------------
EQUITY                                                                                Limited
                                                                                     Liability
                                                                                      Company        Original
                              Date of           Type of          Common Stock       Membership      Investment       Cost Basis
                             Investment       Investment       Equivalents (1)      Share Ratio       Amount       June 30, 2000
-------------------------- --------------- ------------------ ------------------- ---------------- -------------- -----------------
                                              Options for
Cedric Kushner Boxing,       11/17/98       Common Stock(2)              3              N/A        $         0      $         0
Inc.
-------------------------- --------------- ------------------ ------------------- ---------------- -------------- -----------------
                                                Class A
1800GiftCertificate          07/15/99       Preferred Stock          3,159              N/A        $     2,604      $     2,604
-------------------------- --------------- ------------------ ------------------- ---------------- -------------- -----------------
                                                Class B
1800GiftCertificate          07/15/99       Preferred Stock        113,140              N/A        $    22,396      $    22,396
-------------------------- --------------- ------------------ ------------------- ---------------- -------------- -----------------
                                             Warrants for
CB Real Net                  02/01/00         Membership              NA              40.00%       $         0      $         0
                                             Interests(3)
-------------------------- --------------- ------------------ ------------------- ---------------- -------------- -----------------
Merchant Data Systems                         Membership
Sales and Marketing          10/21/99      Interests in LLC           NA              50.00%       $         0      $         0
-------------------------- --------------- ------------------ ------------------- ---------------- -------------- -----------------
                                              Membership
BizBroker Net                11/23/99      Interests in LLC           NA              50.00%       $         0      $         0
-------------------------- --------------- ------------------ ------------------- ---------------- -------------- -----------------
                                              Membership
Down to Earth                12/15/99      Interests in LLC           NA              50.00%       $         0      $         0
Technologies
-------------------------- --------------- ------------------ ------------------- ---------------- -------------- -----------------
Multi-Media Distribution                     Common Stock
Corp                          6/14/00                               66,000              N/A        $   200,000      $   200,000
-------------------------- --------------- ------------------ ------------------- ---------------- -------------- -----------------




Total Equity Investments                                                                           $   225,000      $   225,000
                                                                                                   =============  =================

Total Debt and Equity Investments                                                                  $14,916,942      $11,715,823
                                                                                                   =============  =================



(1) Common Stock Equivalents reflect conversion of all financial instruments into common stock.
(2) Expires four years from date of investment and has a $.01 exercise  price.
(3) Expires five years from date of investment  and has a $.01 exercise price.

Investments in notes receivable (debt investments) from affiliated companies accounted for under the equity method amounted to $9,400,000 and $0 at June 30, 2000 and 1999, respectively. Additionally, the Company's investment in the equity of each of these Qualified Businesses is zero at June 30, 2000. The Company has not recorded its share of the losses in these Qualified Businesses because its investment account is zero. The Company has not guaranteed any obligation of these Qualified Businesses, and the Company is not otherwise committed to provide further financial support for the Qualified Businesses. The unaudited financial information of these Qualified Businesses is as follows:

---------------- ------------------------------ --------------------------- ----------------------------- --------------------------
                         Merchant Data
                         Systems Sales                BizBroker Net,               Down to Earth                CB Real Net,
                      and Marketing, LLC                   LLC                   Technologies, LLC                   LLC
---------------- ------------------------------ --------------------------- ----------------------------- --------------------------
                       Six Months Ended              Six Months Ended             Six Months Ended            Six Months Ended
---------------- ------------------------------ --------------------------- ----------------------------- --------------------------
                     06/30/00       06/30/99      06/30/00      06/30/99       06/30/00       06/30/99      06/30/00       06/30/99
---------------- ----------------- ------------ -------------- ------------ --------------- ------------- ------------- ------------
---------------- ----------------- ------------ --------------- ----------- --------------- ------------- ---------------- ---------
Revenue               $  113,151          --      $    68,014         --      $ 429,030       $ 204,000             --        --
---------------- ----------------- ------------ --------------- ----------- --------------- ------------- ---------------- ---------
Expenses              $  207,521          --      $    76,285         --      $ 534,577       $ 368,000     $   86,489        --
---------------- ----------------- ------------ --------------- ----------- --------------- ------------- ---------------- ---------
Net loss              $  (94,370)         --      $    (8,271)        --      $(105,547)      $(164,700)    $  (86,489)       --
---------------- ----------------- ------------ --------------- ----------- --------------- ------------- ---------------- ---------

Assets                $ 3,200,000         --      $ 3,010,406         --      $ 148,450       $ 194,232     $2,459,965        --
---------------- ----------------- ------------ --------------- ----------- --------------- ------------- ---------------- ---------
Liabilities           $ 3,500,000         --      $ 3,150,000         --      $ 985,966       $ 800,304     $2,533,333        --
---------------- ----------------- ------------ --------------- ----------- --------------- ------------- ---------------- ---------


Periodically, the Company evaluates each of its individual investments for potential impairment in value. Should the Company determine that an impairment exists and it is deemed to be other than temporary, the Company will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the statement of operations. At June 30, 2000, the Company has determined that there is an other than temporary decline in the value of its investments in debt instruments issued by Down To Earth Technologies and Transworld Business Brokers, Inc. of $500,000 and $100,000, respectively. Accordingly, at June 30, 2000 and for the three-month period then ended, the Company has written down the value of these investments and recorded a corresponding reduction of $600,000.

NOTE 4 - Formation of new capco

In April 2000 the Company received funding from Certified Investors of approximately $7,690,000 for a newly formed CAPCO, Wilshire New York Advisers
II. In this connection, the Company issued notes and warrants to the Certified Investors and allocated the proceeds received to such instruments.

NOTE 5 - EXTRAORDINARY GAIN ON DEFEASANCE OF DEBT

In connection with the transaction described in Note 4, the Company defeased the notes issued to the Certified Investors. As a result, the Company recognized income on the note premiums of $476,652 and wrote off the debt issuance costs of $44,771, for a net gain of approximately $432,000. This gain has been classified as an extraordinary item in the statement of operations. Because the Capcos are LLCs (see Note 1), no related provision for income taxes has been recorded.

NOTE 6 - additional funding for existing capco

In June 2000, one of the Company's Capcos received approximately $1,250,000 in exchange for notes issued to Certified Investors.

NOTE 7 - Subsequent events

In September, the Company through one of its Capcos, invested $1,400,000 in Starphire Technologies, a Florida based software/Internet development company.

On September 19, 2000, the Company completed its acquisition of REXX Environmental Corp. On September 20, 2000, the Company's common stock began trading on the American Stock Exchange under the symbol "NKC". The acquisition of REXX was completed immediately following REXX's sale of Watkins Contracting, Inc., its sole operating business. The sale of Watkins Contracting and the acquisition of REXX by the Company were approved by REXX's shareholders on September 19, 2000. Pursuant to the merger, REXX shareholders received one share of the Company's common stock in exchange for each share of REXX common stock held.

In addition, on the same date, the Company completed a similar transaction whereby it acquired all of the 18,514,285 outstanding shares of BJB Holdings Corp. common stock in exchange for an equal number of shares of the Company's common stock. Prior to this transaction, all of the subsidiaries and Capcos of the Company had been owned and operated by BJB Holdings Corp. The Company will, effective as of September 20, 2000, consolidate the financial statements of the underlying subsidiaries as described in Note 1 with its own. As a result, for the quarter ending September 30, 2000, the Company expects to record a significant tax liability in connection with this transaction.

On September 8, 2000, the Company and BJB Holdings Corp. authorized and initiated a sale of up to 400,000 warrants for the sale of common stock at a price of $4.99 per share, and exercisable at a price of $0.01 per share. The sale of a total of 314,000 warrants of BJB Holdings, Inc. was concluded on September 18, 2000 and the warrants, by their terms, were exchanged for an equal number of warrants of the Company. The warrants must be exercised prior to the end of October 2000, and the Company expects that 314,000 shares of the Company's common stock will be issued with net proceeds of approximately $1.55 million.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 compared to Three Months Ended June 30, 1999

Revenues increased by approximately $490,000, to $670,000 for the three months ended June 30, 2000, from $180,000 for the three months ended June 30, 1999. Income from credits in lieu of cash increased by approximately $101,000. This increase was attributable to the accretion of income from tax credits. Interest and dividend income increased by approximately $410,000, to $550,000 for the three months ended June 30, 2000, from $140,000 for the three months ended June 30, 1999. This increase was primarily due to the earnings on increased cash balances from receipt of Certified Capital from July 1, 1999 to June 30, 2000.

General and administrative expenses increased by approximately $990,000 to $1,290,000 for the three months ended June 30, 2000, from $300,000 for the three months ended June 30, 1999, due to increased staffing and professional fees

(legal and accounting) attributable to the increased size and number of Capcos. Interest expense increased by approximately $740,000, to $1,340,000, for the three months ended June 30, 2000, from $600,000 for the three months ended June 30, 1999, which was primarily attributable to notes issued to Certified Investors in connection with the formation of additional Capcos.

Extraordinary gain/(loss) for the three months ended June 30, 2000 was approximately $430,000, compared to $(20,000) for the three months ended June 30, 1999, due primarily to the $430,000 gain recognized on the defeasance of the Company's liability of its second New York Capco (WAII) in April 2000.

Six Months Ended June 30, 2000 compared to Six Months Ended June 30, 1999

Revenues increased by approximately $650,000, to $1,270,000 for the six months ended June 30, 2000, from $620,000 for the six months ended June 30, 1999. Income from credits in lieu of cash decreased by approximately $140,000. This decrease was attributable to the recognition of the tax credit revenue in the first quarter of 1999 of approximately $360,000 due to the accretion of income from tax credits. Interest and dividend income increased by approximately $830,000, to $1,020,000 for the six months ended June 30, 2000, from $190,000 for the six months ended June 30, 1999. This increase was primarily due to the earnings on increased cash balances from receipt of Certified Capital from July 1, 1999 to June 30, 2000. Consulting fee income decreased by approximately $40,000 due to the decrease in consulting related activity.

General and administrative expenses increased by approximately $1,670,000, to $2,090,000 for the six months ended June 30, 2000, from $420,000 for the six months ended June 30, 1999, due to increased staffing and professional fees (legal and accounting) attributable to the increased size and number of Capcos. Interest expense increased by approximately $1,830,000, to $2,500,000 for the six months ended June 30, 2000, from $670,000 for the six months ended June 30, 1999. Of such $2,500,000 interest expense, approximately $2,300,000 of non-cash interest expense was attributable to notes issued to Certified Investors in connection with the formation of additional Capcos.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations and those of its subsidiaries primarily through the issuance of notes to Certified Investors through the Capco programs. To date, the Company subsidiaries have received approximately $87,000,000 in proceeds from the issuance of long-term debt and warrants through the Capco programs. The Company's principal capital requirements have been to fund acquisitions and working capital needs resulting from increased managing and developing activities of its partner companies.

Net cash used in operating activities for the six months ended June 30, 2000 of approximately $2,227,000 resulted primarily from net losses of $2,201,000, offset by the non-cash interest expense of approximately $2,320,000 and non-cash gain of approximately $431,000, and the non-cash $600,000 other than temporary decline in value of investments. It was also partially offset by the approximately $1,300,000 portion of the minority interest loss, and the approximately $220,000 in non-cash income from tax credits. In addition, the Company had a decrease in components of working capital of $950,000 (primarily the increase in prepaid insurance of $460,000 and a decrease in accounts payable and accruals of $520,000).

Net cash used in investing activities for the six months ended June 30, 2000 of approximately $4,848,000 resulted primarily from repayments on the Company's loans of $2,751,120, offset by approximately $6,800,000 in additional Investments in Qualified Businesses made in the period. The Company also made $242,000 in other investments and paid approximately $660,000 for the purchase of a structured insurance product.

Net cash provided by financing activities for the six months ended June 30, 2000 was approximately $5,650,000, primarily attributable to the approximately $3,500,000 in net proceeds from the issuance of long term debt and approximately $1,850,000 ($225,000 in the second quarter of 2000) in private placement of the stock of one of the subsidiaries, BJB Holdings Corp., during the six months ended June 30, 2000.

The Company believes that its cash and cash equivalents, its anticipated cash flow from operations and its ability to access private and public debt and equity markets will provide it with sufficient liquidity to meet its short and long-term capital needs.

In the second quarter of 2000 the Louisiana Capco made approximately $1,170,000 of loans to Louisiana companies, of which 75% (approximately $877,000) is guaranteed by the U.S. Small Business Administration and is expected to be sold in the secondary market and settle within 90 days of the loan closings. The loans were primarily made to small companies in need of expansion capital, with terms of prime plus one percent (net of servicing fee), amortizing between approximately five and twenty years.

On June 14, 2000, the Florida Capco entered into a two-year loan agreement in the amount of $1,000,000 with Multi Media Distribution Corp., with an annual interest rate of 10%. Multi Media Distribution Corp. is an Internet seller of closeout merchandise, such as videos and DVD products. In addition, the Florida Capco purchased a five-year warrant for 66,000 shares of common stock in the company for $200,000, with an exercise price of 1 cent per share.

All investments made by the Company's Capcos are Investments in Qualified Businesses, and those where the Company holds a majority or primarily-controlling equity interest are "Partner Companies." Other investments of the Company and its Capcos, that are not in Partner Companies, were, at June 30, 2000, a total of $469,750.


Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "seek," and "intend" and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

The Company does not undertake, and specifically disclaims, any obligation to publicly release the results of revisions which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company monitors whether material changes in market risk have occurred since year-end. Although the Company is unable to predict future changes in market rates and their impact on the Company's profitability, the Company does not believe that a decrease in market rates of interest would have a material effect on its assets.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

                  Exhibit 27 - Financial Data Schedule (SEC use only)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NEWTEK CAPITAL, INC.


Date:  September 27, 2000                    /s/ Barry Sloane
                                            -----------------
                                            Barry Sloane
                                            Chairman of the Board, Chief
                                            Executive Officer and Secretary



Date:  September 27, 2000                    /s/ Brian A. Wasserman
                                            -----------------------
                                            Brian A. Wasserman
                                            Treasurer, Chief Financial Officer
                                            and Director



Date:  September 27, 2000                    /s/ Giuseppe Soccodato
                                            -----------------------
                                            Giuseppe Soccodato
                                            Controller and Chief Accounting
                                            Officer