Form 10-Q
period 2000-09-30
NEWTEK CAPITAL INC
filed 2000-11-14
CIK 1094019

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------

                                    FORM 10-Q

(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   001-16123
                        -----------------


                              NEWTEK CAPITAL, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


           New York                                           11-3504638
-------------------------------------                    ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

1500 Hempstead Turnpike, East Meadow, NY                   11554
----------------------------------------                   -----
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (516) 390-2260

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes    x    No
    ------     ------

         As of November 10, 2000, 21,290,861 shares of Common Stock were issued and outstanding.

                                    CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets (Unaudited) as of September 30, 2000 and
               December 31, 1999.............................................. 3

         Consolidated Statements of Operations (Unaudited) for the Three-Month
                and Nine-Month Periods Ended September 30, 2000 and 1999...... 4

         Consolidated Statements of Cash Flows (Unaudited) for the Three-Month
                and Nine-Month Periods Ended September 30, 2000 and 1999...... 5

         Notes to Unaudited Consolidated Financial Statements................. 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................12

Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk.........................................................14

PART II.  OTHER INFORMATION
          -----------------

Item 2.  Changes in Securities and Use of Proceeds............................14

Item 4.  Submission of Matters to a Vote of Securities Holders................14

Item 5.  Other Matters........................................................14

Item 6.  Exhibits and Reports on Form 8-K.....................................16

SIGNATURES....................................................................17

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      NEWTEK CAPITAL, INC. AND SUBSIDIARIES
                      -------------------------------------

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    ---------------------------------------

                                               SEPTEMBER 30,  DECEMBER 31,
                                                   2000           1999
                                                   ----           ----
A S S E T S
-----------
Cash and cash equivalents                       $22,444,693   $25,454,016
Prepaid expenses and other assets                   191,769       212,802
Investments in qualified businesses              14,509,142     8,275,000
Other investments                                   547,750            --
Credits in lieu of cash                          14,615,891    10,963,593
Structured insurance product                      2,526,420     1,759,493
Prepaid insurance                                 8,261,299     7,971,411
Property and equipment, net                         533,476         8,714
                                                -----------   -----------
Total assets                                    $63,630,440   $54,645,029
                                                ===========   ===========

LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY
---------------------------------------------

Liabilities:
Accounts payable and accrued expenses           $   923,617   $ 1,199,479
Notes payable- other                                660,273       250,000
Loans payable - members                             351,000        21,000
Note payable - bank                                      --       725,358
Notes payable - insurance                         5,500,000     4,000,000
Mortgages payable                                   381,339            --
Deferred tax liability                            2,285,129            --
Interest payable                                 38,658,194    31,583,438
Notes payable - certified investors               3,869,683     2,618,716
                                                -----------   -----------
Total liabilities                                52,629,235    40,397,991
                                                -----------   -----------
Minority interest                                 3,871,750     5,938,111
                                                -----------   -----------
Commitments and contingencies

 Stockholders'/Members' equity:
        Common Stock                                428,368            --
        Additional Paid-In Capital                5,199,259            --
Retained Earnings                                 1,501,828            --
        Members' equity                                  --     8,308,927
                                                -----------   -----------
Stockholders'/Members' equity                     7,129,455     8,308,927
                                                -----------   -----------

    Total liabilities and stockholders'/
        members' equity                         $63,630,440  $54,645,029
                                                ===========  ===========

       See accompanying notes to these consolidated financial statements.

                      NEWTEK CAPITAL, INC. AND SUBSIDIARIES
                      -------------------------------------
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                           --------------------------    -------------------------
                                               2000          1999            2000          1999
                                               ----          ----            ----          ----
Revenue:
   Income from tax credits                 $ 3,435,542    $     5,368    $ 3,652,298    $   365,698
   Consulting fee income                         7,068         48,823         34,260        118,500
   Interest and dividend income                527,912        194,934      1,552,850        382,941
                                           -----------    -----------    -----------    -----------
       Total revenue                         3,970,522        249,125      5,239,408        867,139
                                           -----------    -----------    -----------    -----------
Expenses:
   General and administrative                1,278,911        318,150      3,373,339        735,631
   Interest                                  2,797,913        656,205      5,298,886      1,325,113
                                           -----------    -----------    -----------    -----------
       Total expense                         4,076,824        974,355      8,672,225      2,060,744
                                           -----------    -----------    -----------    -----------

Loss before other than temporary decline
in value of investments,  extraordinary
gain (loss) on defeasance of debt,
provision for income tax,
and minority interest                         (106,302)      (725,230)    (3,432,817)    (1,193,605)

Other than temporary decline
in investments                                (336,050)            --       (936,050)            --

Extraordinary gain (loss) on
defeasance of debt                                  --             --        431,881        (16,819)
                                           -----------    -----------    -----------    -----------

Loss before provision for income tax and
minority interest                             (442,352)      (725,230)    (3,936,986)    (1,210,424)

Provision for income tax                     2,285,129             --      2,285,129             --
                                           -----------    -----------    -----------    -----------

Net loss before minority interest           (2,727,481)      (725,230)    (6,222,115)    (1,210,424)

Minority interest in loss                      927,708        356,380      2,221,849        699,098
                                           -----------    -----------    -----------    -----------
Net loss                                   $(1,799,773)   $  (368,850)   $(4,000,266)   $  (511,326)
                                           ===========    ===========    ===========    ===========

       See accompanying notes to these consolidated financial statements.

                      NEWTEK CAPITAL, INC. AND SUBSIDIARIES
                      -------------------------------------
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                  ------------------------------
                                                     2000              1999
                                                  ------------     -------------

Cash flows from operating activities:
   Net loss                                         $ (4,000,266)   $   (511,326)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
       Extraordinary gain (loss) on defeasance
         of debt                                        (431,881)         16,819
       Other than temporary decline
       in value of investments                           936,050              --
       Income from tax credits                        (3,652,298)       (365,698)
       Deferred income taxes                           2,285,129
       Depreciation and other amortization                 4,137           1,705
       Accretion of interest income                     (105,495)        (77,202)
       Accretion of interest expense                   5,019,930       1,320,009
       Minority interest included in loss             (2,221,849)       (699,098)
       Changes in assets and liabilities:
         Prepaid insurance                              (222,648)     (3,245,204)
         Prepaid expenses and other assets                16,031           4,352
         Accounts payable and accrued expenses          (251,385)         (4,358)
                                                    ------------    ------------

            Net cash used in operating activities     (2,624,545)     (3,560,001)
                                                    ------------    ------------

Cash flows from investing activities:
   Purchase of structured insurance product             (661,432)             --
   Investments in qualified businesses               (10,630,942)       (625,000)
   Return of principal - qualified investments         3,460,750              --
   Other investments                                    (320,000)             --
   Return of principal - other investments               125,000              --
   Cash received from Rexx acquisition                   143,790
   Capital expenditures                                  (28,898)             --
                                                    ------------    ------------
            Net cash used in investing activities     (7,911,732)       (625,000)
                                                    ------------    ------------

                                  (continued)

                      NEWTEK CAPITAL, INC. AND SUBSIDIARIES
                      -------------------------------------
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
          -------------------------------------------------------------

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                     -----------------------------
                                                                        2000               1999
                                                                      ----------        -----------

Cash flows from financing activities:
   Proceeds of note payable - bank                                          --         525,358
   Payment of note payable - bank                                     (725,358)             --
   Proceeds from issuance of note payable - certified investors      1,251,630              --
   Proceeds from issuance of long-term debt                          7,284,518      37,530,430
   Payments for defeasance of long-term debt                        (3,228,175)    (23,127,927)
   Proceeds from issuance of warrants                                  403,348       1,700,371
   Payments for deferred financing costs                               (44,771)       (163,221)
   Net proceeds from issuance of common stock                        2,962,762              --
   Contributions from minority interests                                    --         175,000
   Distributions to stockholders/members                              (707,000)       (166,507)
   Loans payable - stockholders/members                                330,000         121,000
                                                                  ------------    ------------
            Net cash provided by
            financing activities                                     7,526,954      16,594,504
                                                                  ------------    ------------
Net increase (decrease) in cash
and cash equivalents                                                (3,009,323)     12,409,503

Cash and cash equivalents -
beginning of period                                                 25,454,016       1,567,138
                                                                  ------------    ------------
Cash and cash equivalents - end of period                         $ 22,444,693    $ 13,976,641
                                                                  ============    ============

Supplemental disclosure of non-cash financing activities:
---------------------------------------------------------

Issuance of the following in partial payment for insurance:
     Notes                                                        $  1,500,000    $         --
                                                                  ============    ============
     Warrants                                                     $     56,020    $    549,198
                                                                  ============    ============
Conversion to stock of Notes Payable-Other                        $    250,000    $         --
                                                                  ============    ============

       See accompanying notes to these consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     On September 19, 2000 Newtek Capital, Inc. (the "Company) acquired the controlling interests in the underlying entities listed below and accordingly consolidates the financial statements of these entities with its own (see Note
5). Additionally, on September 20, 2000, the Company's common stock began trading on the American Stock Exchange under the symbol "NKC". The Company was formed on June 29, 1999 under the name Whitestone Holdings, Inc. and changed its name to Newtek Capital, Inc. on January 18, 2000, and the underlying entities comprise: BJB Holdings, Inc. ("BJB"), Wilshire Holdings I, Inc., Wilshire Holdings II, Inc., Newtek Securities, LLC, Rexx Environmental Corp. (see Note
5), Whitestone Capital Markets, Inc., The Whitestone Group, LLC ("TWG"), Wilshire Advisers, LLC ("WA") and Wilshire NY Advisers II ("WAII"), certified capital companies ("Capco") in New York, Wilshire Partners, LLC ("WP") a Capco in Florida, Wilshire Investors, LLC ("WI") a Capco in Wisconsin, and Wilshire Louisiana Advisers, LLC("WLA") a Capco in Louisiana (the Capco entities are, collectively, the "Capcos"). TWG acts as an investment adviser and manager to the aforementioned Capcos as well as a merchant bank and provides investment banking and business development services including general business consulting services, strategic planning, due diligence, merger and acquisition analysis, technology design and implementation support, joint venture negotiations and litigation support services. All significant intercompany balances and transactions are eliminated in consolidation.

     The following is a summary of each Capco, state of certification and date of certification:

          Capco              State of Certification      Date of Certification
          -----              ----------------------      ---------------------

          WA                  New York                   May 1998
          WP                  Florida                    December 1998
          WI                  Wisconsin                  October 1999
          WLA                 Louisiana                  October 1999
          WA II               New York                   April 2000

In general, the Capcos issue debt and equity instruments, generally warrants ("Certified Capital"), to insurance company investors ("Certified Investors"). The Capcos then make targeted investments, ("Investments in Qualified Businesses", as defined under the respective state statutes), with the Certified Capital raised. Such investments may be accounted for as either consolidated subsidiaries, under the equity method or cost method of accounting, or as notes receivable, depending upon the nature of the investment and the Company's and/or the Capco's ability to control or otherwise exercise significant influence over the investee. Each Capco has a contractual arrangement with the particular state that legally entitles the Capco to receive (or, earn) tax credits from the state upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the Capcos to maintain their state-issued certifications, the Capcos must make Investments in Qualified Businesses in accordance with these requirements. Each Capco also has separate, legal contractual arrangements with the Certified Investors obligating the Capco to pay interest on the aforementioned debt instruments whether or not it meets the statutory requirements for Investments in Qualified Businesses. The Capco can satisfy this interest payment, at the Capco's discretion, by delivering tax credits in lieu of paying cash. The Capcos legally have the right to deliver the tax credits to the Certified Investors. The Certified Investors legally have the right to receive and use the tax credits and would, in turn, use these tax credits to reduce their respective state tax liabilities in an amount generally between 100% and 110% of their certified investment. The tax credits can be utilized over a ten-year period at a rate of 10% per year and in some instances are transferable and can be carried forward.

The accompanying financial statements have been prepared without audit and do not include all footnotes and disclosures required under generally accepted accounting principles. Management believes that the results herein reflect all adjustments which are, in the opinion of management, necessary to fairly state the results and current financial condition of the Company for the respective periods. All such adjustments reflected herein are of a normal, recurring nature. These financial statements should be read in conjunction with the Company's financial statements contained in its Form S-4 for its year ended December 31, 1999, and its Form 10-Q for June 30, 2000.

NOTE 2 - PRIVATE PLACEMENT OF COMMON STOCK

During the three-month period ended September 30, 2000, the Company sold 222,600 shares of its common stock in private transactions, with net proceeds totaling approximately $1,113,000. In addition, in October 2000, the Company sold 86,400 shares of its common stock in private transactions, with net total proceeds of approximately $432,000.

NOTE 3 - INVESTMENTS IN QUALIFIED BUSINESSES

Investments in Qualified Businesses (Note 1) represent notes receivable (debt investments) and investments in the equity of non-public companies. Debt investments are accounted for as held-to-maturity securities and are recorded at amortized cost, less any write-downs for other than temporary declines in the value of such investments. Investments in the equity of non-public companies are accounted for under the equity or cost method, as appropriate. Preferred stock and preferred membership interests are accounted for using the equity or cost method, as appropriate. The following table is a summary of such investments as of September 30, 2000, shown separately between their debt ($11,190,142) and equity ($3,319,000) components (for a total non-consolidated Investment in Qualified Businesses of $14,509,142), and all terms of each are summarized. There are no expiration dates on any of the financial instruments, unless disclosed.

DEBT                                        Date of     Maturity       Original            Stated            Principal Amount
Investee                           Type     Investment    Date      Principal Amount    Interest Rate        September 30, 2000
--------                           ----     ----------    ----      ----------------    -------------        ------------------

1-800GiftCertificate (4)           Debt       07/99      09/15/00      $   300,000            8.75%              $ 294,928

Transworld Business Brokers, Inc.  Debt       11/99      11/23/01      $   350,000            6.00%              $ 250,000

Transworld Business Brokers, Inc.  Debt       11/99      11/23/01      $ 3,150,000            5.25%            $ 3,150,000

Raising Cain                       Debt       3/00,
                                              4/00,                                           Prime +
                                              5/00       Various       $   315,000            1.00%               $ 49,231

Data-Tel of Louisiana              Debt       03/00      Various       $   513,000            Prime +             $ 76,748
                                                                                              1.00%

Gino's Seafood                     Debt       3/00,
                                              4/00       Various       $   517,942            Prime +             $ 86,692
                                                                                              1.00%

Steve Kent Trucking                Debt       3/00,
                                              5/00       Various       $   747,000            Prime +            $ 123,024
                                                                                              1.00%

Gerace Auto Parts                  Debt       4/00       Various       $   810,000            Prime +            $ 132,540
                                                                                              1.00%

Tari's School of Dance             Debt       5/00       Various       $   189,000            Prime +            $  31,500
                                                                                              1.00%

Embosser's Sales and Service       Debt       8/00       Various       $   495,000            Prime +            $  81,529
                                                                                              1.00%

CB Real Net, LLC                   Debt       02/01/00   Various       $ 2,500,000            Various          $ 2,500,000

Down to Earth Technologies, LLC    Debt       12/99,
                                               8/00      02/16/01      $   550,000            9.00%              $  50,000

Merchant Data Systems Sales        Debt       10/99      04/15/01      $ 3,500,000            9.00%            $ 3,163,950
and Marketing

Merchant Data Systems, Inc.        Debt        8/00       1/11/02       $ 100,000            10.00%             $  100,000

Multi-Media Distribution Corp.     Debt       06/00      06/14/02      $ 1,000,000           10.00%            $ 1,000,000

AIDA, LLC                          Debt        8/00      On demand      $ 100,000            10.00%             $  100,000

TOTAL DEBT INVESTMENTS                                                 $15,136,942                             $11,190,142
                                                                       ===========                             ===========

EQUITY                                                                                Limited
                                                                                     Liability
                                                                                      Company        Original         Cost Basis
                              Date of           Type of          Common Stock       Membership      Investment     September  30,
Investee                     Investment       Investment       Equivalents (1)      Share Ratio       Amount             2000
--------                     ----------       ----------       ---------------      -----------       ------             ----
                                             Options for
Cedric Kushner Boxing,     11/17/98         Common Stock(2)               3             N/A             $0                $ 0
Inc.
                                                Class A
1800Gift Certificate       07/15/99         Preferred Stock          3,159              N/A              $2,604         $   2,604

                                                Class B
1800 Gift Certificate      07/15/99         Preferred Stock        113,140              N/A            $22,396          $ 22,396

                                             Warrants for
CB Real Net, LLC           02/01/00           Membership              NA              40.00%            $0               $ 0
                                              Interest(3)

Merchant Data Systems                         Membership
Sales and Marketing, LLC   10/21/99            Interest               NA              50.00%            $0               $ 0

                                              Membership
BizBroker Net, LLC         11/23/99            Interest               NA              50.00%            $0               $ 0

                                              Membership
Down to Earth              12/15/99            Interest               NA              50.00%            $0               $ 0
Technologies, LLC

Multi-Media Distribution   6/14/00           Common Stock           66,000              N/A          $200,000         $200,000
Corp.

Starphire Technologies,                        Preferred              NA              50.00%        $1,400,000         $1,400,000
LLC                        08/25/00           Membership
                                              Interest w/
                                             voting rights

Niche Directories, LLC     09/25/00            Preferred              NA              37.50%          $   794,000        $ 794,000
                                              Membership
                                              Interest w/
                                             voting rights


Merchant Data Systems,     09/13/00         Preferred Stock
Inc.                                         /Common Stock        3,500,000           35%        $  900,000         $ 900,000

TOTAL EQUITY INVESTMENTS                                                                         $3,319,000       $ 3,319,000
                                                                                                 ==========       ===========
TOTAL DEBT AND EQUITY INVESTMENTS                                                               $18,455,942       $14,509,142
                                                                                                ===========       ===========

(1) Common Stock Equivalents reflect conversion of all financial instruments into common stock.
(2)  Expires four years from date of investment and has a $.01 exercise price.
(3)  Expires five years from date of investment and has a $.01 exercise price.
(4)  Maturity date extended to September 15, 2001.

Investments in notes receivable (debt investments) from affiliated companies accounted for under the equity method amounted to $9,113,950 at September 30, 2000. Additionally, the Company's investment balance in the equity of each of these investees is $3,094,000 at September 30, 2000. The Company has not recorded its share of the losses in the investees either because the investment account is zero, or the investee's net assets are greater than Newtek's preferred interests.

The Company has not guaranteed any obligation of these investees, and the Company is not otherwise committed to provide further financial support for the investees. Periodically, the Company evaluates each of its individual investments for potential impairment in value. Should the Company determine that an impairment exists and it is deemed to be other than temporary, the Company will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the statement of operations. At June 30, 2000, the Company had determined that there was an other than temporary decline in the value of its investments in debt instruments issued by Down To Earth Technologies and Transworld Business Brokers, Inc. of $500,000 and $100,000, respectively. Accordingly, at June 30, 2000 and for the three-month period then ended, the Company wrote down the value of these investments and recorded a corresponding charge of $600,000. At September 30, 2000, the Company has determined that there is other than temporary decline in the value of its investments in debt instruments issued by Merchant Data Systems Sales & Marketing, LLC of $336,050. Accordingly, at September 30, 2000 and for the three-month period then ended, the Company has written down the value of these investments and recorded a corresponding charge of $336,050.

NOTE 4 - FORMATION OF NEW CAPCO

In October 2000, the Company received funding from Certified Investors of approximately $4,248,000 for a newly formed CAPCO, Wilshire Louisiana Partners
II. In this connection, the Company issued notes and warrants to the Certified Investors and allocated the proceeds received to such instruments.

NOTE 5 - ACQUISITION OF REXX ENVIRONMENTAL CORP.

On September 19, 2000, the Company completed its acquisition of Rexx Environmental Corp. ("Rexx") The acquisition of Rexx was completed immediately following Rexx's sale of Watkins Contracting, Inc., its sole operating business. The sale of Watkins Contracting and the acquisition of Rexx by the Company were approved by Rexx's shareholders on September 19, 2000. Pursuant to the acquisition, Rexx shareholders received one share of Newtek Capital common stock in exchange for each share of Rexx common stock held. The Company issued 2,467,576 shares of common stock in exchange for 100% (2,467,576 shares) of Rexx stock. This transaction has been accounted for as a recapitalization, whereby Newtek has recorded the monetary assets and liabilities of Rexx at their historical values (which were not material to the Company), with the net asset value recorded as a credit to stockholders' equity.

Additionally, on September 19, 2000, the Company issued 18,823,285 shares of common stock for 100% of the BJB Holdings shares which owns the equity and member interests of the underlying entities. The Company's principal stockholders were the principal owners of BJB Holdings and the underlying entities. As a result, Newtek has recorded the assets acquired and liabilities assumed at their historical values. In connection with the transaction, Newtek has recorded a deferred tax liability of $2,285,129, resulting from the cumulative temporary book/tax differences from the underlying CAPCO subsidiaries' activities. In addition, the underlying members' equity of the underlying entities was converted to stockholders' equity and at September 30, 2000 are as follows:

Common Stock                                $   428,368
Additional Paid in Capital                    5,199,259
Retained Earnings                             1,501,828
                                              ---------
Total Stockholders' Equity                   $7,129,455
                                             ==========

NOTE 6 - EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents and convertible preferred stock is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. The effect of convertible preferred stock using the "if-converted" method and the dilutive effect of common stock equivalents were anti-dilutive for the three and nine months ended September 30, 2000 and, therefore, have been excluded from the calculation of diluted earnings per share.

     The calculations of Net Income (Loss) Per Share were:

                           Three months ended            Nine months ended
                              September 30,                September 30,
                              -------------                -------------
                          2000            1999          2000            1999
                          ----            ----          ----            ----

     Basic

Net (loss)           $ (1,799,773)   $   (368,850) $ (4,000,266)   $   (511,326)
                     ------------    ------------  ------------    ------------
Outstanding Shares     18,836,663      18,250,000    18,545,479      18,250,000
                     ------------    ------------  ------------    ------------
Basic and Diluted    $       (.10)   $       (.02) $       (.22)   $       (.03)
                     ------------    ------------  ------------    ------------
(No dilutive securities)

NOTE 7 - SUBSEQUENT EVENTS

In October 2000, the Company through two of its Capcos invested $1,000,000 in AIDA, LLC, a New York based software/platform development company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 compared to Three Months Ended September 30, 1999

Revenues increased by approximately $3,721,000, to $3,971,000 for the three months ended September 30, 2000, from $249,000 for the three months ended September 30, 1999. Income from tax credits increased by approximately $3,430,000. This increase was attributable to the $3,327,000 in tax credits recognized in September 2000, due to the Company's meeting investment thresholds mandated by the various state Capco statutes. Interest and dividend income increased by approximately $332,000, to $528,000 for the three months ended September 30, 2000, from $195,000 for the three months ended September 30, 1999. This increase was primarily due to additional investments made over the comparable prior period.

General and administrative expenses increased by approximately $961,000 to $1,279,000 for the three months ended September 30, 2000, from $318,000 for the three months ended September 30, 1999, due to increased staffing and professional fees (legal and accounting) attributable to the increased size and number of capcos and the acquisition of Rexx. Interest expense increased by approximately $2,142,000, to $2,798,000 for the three months ended September 30, 2000, from $656,000 for the three months ended September 30, 1999, which was attributable to the issuance of notes to certified investors relating to the formation of capcos during the prior 12 months.

Nine Months Ended September 30, 2000 compared to Nine Months Ended September 30, 1999

Revenues increased by approximately $4,372,000, to $5,239,000 for the nine months ended September 30, 2000, from $867,000 for the nine months ended September 30, 1999. Income from tax credits increased by $3,287,000. This increase was attributable to the recognition of the tax credit revenue in the third quarter of 2000 of approximately $3,327,000 due to the Company's meeting investment thresholds mandated by various state Capco statutes. Interest and dividend income increased by approximately $1,170,000, to $1,553,000 for the nine months ended September 30, 2000, from $383,000 for the nine months ended September 30, 1999. This increase was primarily due to additional investments made over the comparable prior period. Consulting fee income decreased by approximately $84,000 due to the decrease in consulting related activity.

General and administrative expenses increased by approximately $2,638,000, to $3,373,000 for the nine months ended September 30, 2000, from $735,000 for the nine months ended September 30, 1999, due to increased staffing and professional fees (legal and accounting) attributable to the increased size and number of capcos and the acquisition of Rexx. Interest expense increased by approximately $3,974,000, to $5,299,000 for the nine months ended September 30, 2000, from $1,325,000 for the nine months ended September 30, 1999, which was attributable to the issuance of notes to certified investors relating to the formation of capcos during the prior 12 months.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations primarily through the issuance of notes to Certified Investors through the capco program. To date, the Company has received approximately $87,000,000 in proceeds from the issuance of long-term debt through the capco programs. The Company's principal capital requirements have been to fund the defeasance of the principal amount of notes issued to the Certified Investors, the acquisition of Capco insurance policies, the acquisition of partner companies interests, funding of other investments, and working capital needs resulting from increased operating and business development activities of its partner companies.

Net cash used in operating activities for the nine months ended September 30, 2000 of approximately $2,624,000 resulted primarily from net losses of $4,000,000, offset by the non-cash interest expense of approximately $5,020,000 and non-cash income tax expense of approximately $2,285,000, and the non-cash $936,000 other than temporary decline in value of investments. It was also affected by the approximately $2,222,000 portion of the minority interest loss, the approximately $3,652,000 in non-cash income from tax credits, and the approximately $432,000 in non-cash gain on defeasance of debt. In addition, the Company had a decrease in components of working capital of $474,000 (primarily the decrease in prepaid insurance $222,000 and a decrease in accounts payable and accruals of $251,000).

The other than temporary decline in the value of the Company's investment in Down to Earth Technologies as of June 30, 2000 of $500,000 was based upon the poor operating results that it was experiencing and, in particular, the loss of an expected contract. Subsequently, the chief executive officer of Down to Earth Technologies and the Company agreed that he should be replaced. At present, the Company is providing extensive managerial advice and assistance to Down to Earth Technologies in an effort to recover its investment.

Net cash used in investing activities for the nine months ended September 30, 2000 of approximately $8,056,000 resulted primarily from approximately $10,631,000 in additional qualified investments made in the period and offset by repayments on the debt investments of $3,461,000. The Company also funded $320,000 in other investments, and paid approximately $661,000 for a structured insurance product to defease its debt in one of the capcos.

Net cash provided by financing activities for the nine months ended September 30, 2000 was approximately $7,671,000, primarily attributable to the approximately $4,056,000 in net proceeds from the issuance of long term debt net of defeasance and approximately $2,962,000 in private placement of stock during the nine months ended September 30, 2000.

The Company believes that its cash and cash equivalents, its anticipated cash flow from operations, its ability to access private and public debt and equity markets, and the availability of funds under its existing credit agreements will provide it with sufficient liquidity to meet its short and long-term capital needs.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "seek," and "intend" and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, the results of corrective actions taken to address problems in partner companies, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On September 18, 2000, the Company completed the sale of 222,600 shares of its Common Stock at a price of $5.00 per share. In addition, in the same offering, warrant for the purchase of an additional 86,400 shares were sold at the same price and, in October, were exercised for additional proceeds to the Company of $432,000.

No underwriter was used and all sales were to family and friends of the management, directors or employees of the Company. The offer was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

(d)      All proceed are to be used for general corporate purposes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

(a) Action by Consent of all shareholders executed as of September 8, 2000 in lieu of an annual meeting of shareholders.

(b) Three (3) directors, constituting the entire membership of the Board of Directors, were reelected for one (1) year terms; they are Jeffrey G. Rubin, Barry Sloane, and Brian A. Wasserman.

(c) In conjunction with the acquisition of BJB Holdings, Inc. by a subsidiary of the Company, the replacement of the BJB Holdings, Inc. 2,000 Stock Incentive and Deferred Compensation Plan with the equivalent Newtek Capital, Inc. 2,000 Stock Incentive and Deferred Compensation Plan was approved.

(d)  Not applicable.

ITEM 5.  OTHER INFORMATION

On September 18, 2000 the Board of Directors of the Company elected expanded the membership of the Board and elected Messrs. Matthew Burns, John Cox and Steven
A. Shenfeld to one year terms to expire at the next annual meeting of shareholders.

On  September  19,  2000  the  Company   completed  its   acquisitions  of  REXX
Environmental Corporation ("REXX") and BJB Holdings, Inc.

The following unaudited pro forma condensed consolidated statement of operations for the nine-month period ended September 30, 2000 consolidates the unaudited condensed consolidated statements of operations of REXX (which reflects the sale of Watkins Contracting, Inc. and the costs and expenses associated with that transaction), and the unaudited consolidated statement of operations of the Company (which had prior thereto combined the historical financial statements of BJB Holdings, Inc. and its subsidiaries with its own) for the nine-month period ended September 30, 2000, giving effect to the acquisition of REXX and the costs and expenses associated with that transaction.

This information should be read together with the historical consolidated financial statements and notes of the Company.

                              NEWTEK CAPITAL, INC.
       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                           REXX                                                          Newtek/REXX Pro
                                         Pro Forma         Newtek                                             Forma
                                        Continuing       Historical          Pro Forma Adjustments          Continuing
                                         Operations     Consolidated      Debit               Credit        Operations
                                       --------------   ------------      -----               ------        ----------

Revenue                                   $    --          $  5,239      $    --                   --         $  5,239
Operating expenses                            535             3,373           --                   --            3,908
                                         ---------        ---------     --------             --------         --------
Income (loss) from operations                (535)            1,866           --                   --            1,331
Other expenses
    Interest expense                           --             5,299           --                   --            5,299

Loss before other than temporary
decline in value of investments,
extraordinary gain on defeasance of
debt, provision for income taxes and
minority interest                        ---------        ---------     --------             --------         --------
                                             (535)           (3,433)          --                   --           (3,968)

Other than temporary decline in
value of investments                           --             (936)           --                   --             (936)

Extraordinary gain on defeasance of
debt                                           --              432            --                   --              432

Impairment of property                       (280)                                                                (280)
                                       -------------  ---------------   -------------      -----------   ----------------
Loss before provision for income             (815)          (3,937)           --                   --           (4,752)
taxes

Provision for income taxes                      6             2,285           --                   --            2,291

Net loss before minority interest            (821)           (6,222)          --                   --           (7,043)

Minority interest                              --             2,222           --                                 2,222

Net loss                                 $   (821)        $  (4,000)      $   --              $    --          $(4,821)
                                         =========        =========       ======              =======          =======
Per share data:
                                         ---------        ---------       ------              ------           -------
    Basic and diluted loss per share     $  (0.33)        $  (0.21)                                            $ (0.23)
                                         =========        ========                                             =======


Weighted average number of shares
  outstanding                            2,467,576        18,823,285                                        21,290,861


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 10 - 2000 Stock Incentive and Deferred Compensation Plan

         Exhibit 27 - Financial Data Schedule (SEC use only)

(b) Registrant filed on October 4, 2000 a Report on Form 8-K to report consummation of: (1) its acquisition of REXX Environmental Corporation, (2) its acquisition of BJB Holdings, Inc., and (3) issuance of a total of 20,971,861 shares of its Common Stock in the two acquisitions.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NEWTEK CAPITAL, INC.


Date:  November 14, 2000          /s/ Barry Sloane
                                 -----------------------------------------------
                                 Barry Sloane
                                 Chairman of the Board, Chief Executive Officer, and Secretary



Date:  November 14, 2000          /s/ Brian A. Wasserman
                                  ----------------------------------------------
                                  Brian A. Wasserman
                                  Treasurer, Chief Financial Officer, and
                                  Director



Date:  November 14, 2000         /s/ Giuseppe Soccodato
                                 -----------------------------------------------
                                 Giuseppe Soccodato
                                 Controller and Chief Accounting Officer