Form 10-K
period 2000-12-31
NEWTEK CAPITAL INC
filed 2001-03-02
CIK 1094019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       FOR THE  TRANSITION  PERIOD FROM _____________  TO _________________
       COMMISSION FILE NUMBER: 001-16123

                              NEWTEK CAPITAL, INC.

            New York                                  11-3504638
            --------                               -----------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1500 Hempstead Turnpike, East Meadow, New York                 11554
----------------------------------------------              -----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (516) 390-2260
                                                    --------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                     Common Stock, par value $0.02 per share
                     ---------------------------------------
                                (Title of class)

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None
                                      ----

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year: $8,710,242

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold on February 28, 2001, was approximately $20,176,800.

     As of February 28, 2001 there were 21,373,460 shares issued and outstanding of the registrant's Common Stock, par value $0.02 per share.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

THE COMPANY

     OVERVIEW AND BUSINESS STRATEGY. Newtek Capital, Inc. resulted from the combination of the businesses previously owned by BJB Holdings, Inc. and REXX Environmental Corporation. This combination was closed on September 19, 2000 and followed the approval of the transaction by the shareholders of both companies. Prior to the combination, the principal operating business of REXX was sold, and the Company is the BJB businesses under its own name. For ease of reference in this document, we refer to "Newtek" the "Company" to include both the business of BJB prior to September 19, 2000 and of Newtek Capital, Inc. following that date.

     The Company's business originated in 1998 in the organization and operation of what are now seven certified capital com7panies, or "capcos". Since 1998, the business of Newtek has focused on the deployment of these capco funds and the receipt of related tax credit income described below. In this process, has determined that the capcos provide a base for the structuring, development and acquisition of further businesses, particularly early-stage, technology-oriented companies focused on Internet related commerce, or "e-commerce." Since the last quarter of 1999, the Company has been working to expand its business development activities, and its goal is to be a premier business partner for its acquired or affiliated companies by helping them implement their business strategies in a manner consistent with Newtek's objectives. Through the capco programs and otherwise, the Company is operating as a holding company for a network of partner companies in a collaborative and coordinated effort to develop successful businesses in a number of existing as well as emerging, technological business lines.

     The management of the Company believes that there will be substantial long-term growth in business-to-business e-commerce that creates significant market opportunities for well positioned, managed and funded emerging companies. Many new companies, including spin-offs from traditional businesses, are currently being formed and funded to develop technologies and solutions to support the new business-to-business e-commerce market. Business-to-business solutions are being rapidly adopted to facilitate the continuous exchange of information among business partners, to large customer audiences, and to allow businesses to interact more efficiently with suppliers, distributors, and service providers. The Company, through its network of partner companies, is participating in this industry.

     In addition, the Company seeks to identify business opportunities in less technologically-oriented areas with strong fundamentals in products and or markets. Particularly, those as to which the application of e-commerce technology, or the other business development services which could be provided by the Company, would provide a material improvement in results.

     To date, the majority of Newtek's acquisitions and other business development efforts have been undertaken through the capcos that the Company controls. As of December 31, 2000, Newtek had provided business development services, including in some cases funding, for 13 companies, of which nine are majority owned or primarily controlled and represent $12,613,734 or 80% of its investments other than Government securities.

CERTIFIED CAPITAL COMPANIES - CAPCOS

     OVERVIEW. A capco is either a corporation or a limited liability company, established in and chartered by one of the five states currently with authorizing legislation (Florida, Louisiana, Missouri, New York and Wisconsin). Aside from seed capital provided by on organizer, a capco will issue debt and equity instruments exclusively to insurance companies, and the capcos then are authorized, under the respective state statutes, to make targeted acquisitions of interests in companies which may be majority owned or primarily controlled by the capcos after the acquisition is consummated, which may or may not be in conjunction with loans to such companies.

     THE ROLE OF CAPCOS IN NEWTEK'S BUSINESS STRATEGY. Management of Newtek has determined that the features of the capco programs facilitate the use of the capco funds in the support of its development as the holding company for a network of collaborative businesses. In most cases, these businesses will be either focused principally upon e-commerce or a similar technology or otherwise fundamentally strong small businesses that have the potential to be materially improved by the Company's technological or other business development services. The authorizing statutes in each of the states in which the Newtek capcos operate explicitly allow and encourage the capcos to take equity interests, which may include majority or controlling interests, in companies pursuant to the programs. Consequently, Newtek may, consistent with its business objectives, acquire interests in companies through its capcos and provide management and other services to these companies as parts of its collaborative network. Newtek intends the interests of each of its capcos to consist mainly of interests in majority owned or primarily controlled partner companies, as it does currently with a substantial majority of its placed funds.

     THE CAPCO PROGRAMS; TAX CREDITS. In return for making investments in the targeted companies, the states provide tax credits that are available for use by insurance companies that provide the funds to the capcos. In order to maintain its status as a capco, and to avoid recapture or forfeiture of the tax credits, each capco must meet a number of specific investment requirements, including a minimum investment schedule. A final loss of capco status, that is decertification as a capco, could result in loss or possible recapture of the tax credit. The Company's capcos have agreed with their funding insurance companies to provide, in the event of decertification, payments by the capco or, as described below, by the capco insurer to the insurance companies in the nature of compensatory payments, to replace the lost tax credit.

     Investment Requirements. Each of the state capco programs has a requirement that a capco, in order to maintain its certified status, must meet certain investment benchmarks. For example, in the state of New York, the capco must invest at least 25% of its "certified capital" (the amount of the original funding of the capco by the insurance companies) by 24 months from the initial investment date, 40% by 36 months and 50% by 48 months. The various states, which administer these programs through their insurance, banking or commerce departments, conduct periodic reviews and on site examinations of the capcos in order to verify that the capcos have met applicable investment requirements and are otherwise acting in conformance with the statutes and rules. Requirements include limitations on the initial size of the recipients of the capco funds, including the number of their employees, the location within the respective state of the recipients and the recipients' commitment to remain therein for a specified period of time, the types of business conducted by the recipients, and the terms of the investments in the recipients. All of the capco programs permit the capcos to take majority or controlling interests in companies or joint ventures, as Newtek has done and intends to continue to do in appropriate situations consistent with its strategy to invest in or acquire companies that add to its collaborative network. Capcos are required to maintain detailed records so as to demonstrate to state examiners compliance with all applicable requirements.

     Capco Insurance. Under the terms of the insurance purchased by the Company's capcos for the benefit of their insurance company investors, the capco insurer assumes the obligation to repay the insurance companies the principal amount of their debt as well as to make compensatory payments in the event of a loss of the availability of the related tax credits. The capco insurer, an international insurance company with a AAA credit rating, would be authorized, in the event of a threat of or final decertification by a state, to assume partial or complete control of the business of the capco so as to ensure compliance with investment or other requirements. This would likely avoid final decertification and the necessity of insurance or interest payments. However, control by the insurer would also result in significant disruption of the capco's business and likely result in significant financial loss to the capco. Decertification would also likely impair Newtek's ability to obtain certification for capcos in additional states as new legislation makes other opportunities available. In order to address this risk of decertification, which may be eliminated entirely by meeting a 100% of capital investment threshold, the Company's capcos have structured their investment program as aggressively as is consistent with safe and sound operations to meet the investment benchmarks as early as possible. As of December 31, 2000, the two capcos with the longest operating histories, were approximately 18 months and 12 months, respectively, ahead of schedule in meeting the five-year minimum investment schedules. See
Note 2 of Notes to Consolidated Financial Statements.

     During  2000,  Newtek  established  three  new  capcos,  Wilshire  New York
Advisors II, LLC, Wilshire Louisiana Partners II, LLC and Wilshire New York Partners III, LLC. These companies received total funding of $56,490,000 million from 13 insurance companies.

     Newtek's Ability to Compete. The Company's capcos have competed in their offerings with the four or five other capcos sponsored by various national financial organizations, as well as locally sponsored companies in one or another state. The Company's management believes it has been successful in raising funds because of:

     * the manner in which it has structured the participation by the insurance companies;

     * the insurance which it has been able to obtain to cover any loss of the tax credits and the obligation to repay principal;

     *    the previous business experience of its principals;

     *    the national marketing of its programs; and

     * the extensive contacts that its management has as a result of previous experience in the financial community.

     Newtek has structured these securities as debt instruments and warrants for participation in the equity of the particular capco. The warrants issued by each capco entitle the holders to between 4% and 20% of the equity of the particular capco at a nominal exercise price. The warrants have a 10-year term but are not exercisable for 5 years from issue and presently are not exchangeable for any securities other than the particular capcos. The warrants do not provide for any control over the capcos' operations; any such control by an insurance company would be in violation of the state capco statutes.

     These capco programs are, in the view of Newtek's management, a complement to Newtek's long-term strategy to develop and hold a majority position in or control of early-stage companies principally focused on technology, particularly the Internet and e-commerce. A significant factor in evaluating potential acquisition opportunities is a candidate's ability to support and help other partner company operations. All current capco statutes permit equity as well as debt investments, and seek to have the capco management provide more than simply investment capital to the emerging businesses in the state. Based upon the experience of its management, Newtek determined early in the operations of the capcos that the targeted new and small businesses required much more than just the funds available in the capcos. These businesses also require administrative, managerial, technical, legal and financial management assistance that the Company provided in structuring and building the businesses. All three of the principal shareholders of Newtek have direct and in-depth experience with early-stage businesses. This hands-on management approach facilitates the general objectives of the capco programs of economic development, while at the same time permitting the Company to develop a network of long-term and synergistic investments in related, partner companies.

PARTNER COMPANIES

     MAJORITY-OWNED OR PRIMARILY CONTROLLED PARTNER COMPANIES. Newtek refers to its "partner companies" as those companies in which it owns 50% or more of the outstanding voting securities, or "majority-owned partner companies," and those companies in which it owns more than 25%-but less than 50% of the outstanding securities, and exercises more control over the company than any other shareholder, or "primarily controlled partner companies." The Company provides its partner companies business development services, funding and active participation in management. However, the Company does not act as an agent or legal representative for any of its partner companies, the Company have the power or authority to bind them legally, and does not generally does not have the types of liabilities for its partner companies that a general partner of a partnership would have. Currently, all of the investments in the partner companies are accounted for under the equity method of accounting. See Note 1 of Notes to Consolidated Financial Statements.

     At December 31, 2000, the Company had eight majority-owned partner companies, all of which were as a result of investments through the capco programs. The majority-owned companies were BizBrokerNet, LLC, Merchant Data Systems Sales & Marketing, LLC, DTE Technologies, LLC, Merchant Data Systems, Starphire, LLC, NicheDirectories, LLC, AIDA, LLC, and Direct Creations, LLC and represent a total investment as of December 31, 2000 of $10,113,734, or 65% of its capco qualified investments. In addition, the Company considers its interest in CB Real Net, LLC to be a primarily controlled partner company. The Company's capco contributed $2,500,000 to CB Real Net, LLC during the quarter ended March 31, 2000. In addition to these partner companies, at December 31, 2000, Newtek had 14 other capco-qualified investments, which were not partner companies, and which represented a total investment of $3,030,781, or 20% of its capco qualified investments. All qualified capco investments at December 31, 2000 totaled $15,644,515.

     For majority-owned partner companies, Newtek will generally actively direct much of their operating activities. For primarily-controlled partner companies, Newtek will generally have significant involvement in and influence over their operating activities, including rights to participate in material management decisions. For those companies in which Newtek's equity ownership and voting power is less than 25%, Newtek is generally not actively involved in their management or day-to-day operations, but offers them advisory services or assistance with particular projects, as well as the collaborative services of its network of companies. In pursuing business objectives, Newtek intends to hold a decreasing portion of its total assets in companies in which it has voting power of less than 25%.

     BELOW IS A DESCRIPTION OF THE COMPANY'S PARTNER COMPANIES AND THE MANNER WHICH NEWTEK, ITS MANAGEMENT AND ADVISORS HAVE ASSISTED THEM.

     BizBrokerNet, LLC is based in south Florida and is a joint venture between the Company's Florida capco and a business broker with 10 years experience in providing acquisition and marketing assistance to small businesses. Organized and funded in November 1999 in part with a $3.5 million loan from Newtek's Florida capco to Transworld Business Brokers, Inc., a co-joint venturer of BizBrokerNet, it is in the process of developing a number of services to be marketed to business brokers and their small business clients nationwide, which will bring e-commerce technology to an industry notably without access to this technology, and providing direct services in the development and deployment of e-commerce tools to support the business broker industry. The Company participates directly in the day-to-day management of this partner company, having appointed two of the four managers and actively assisted in the screening and selection of key personnel. Newtek and its associates in this business intend to participate in the operation of the business for the foreseeable future to assist other partner companies in appropriate areas and to benefit from the collaborative network.

     Merchant Data Systems Sales & Marketing, LLC is also based in south Florida and is a joint venture between the Company's Florida capco and an established company providing credit card processing services to small businesses. The company was funded in October 1999 with $3.5 million from the capco and is focused on developing a means for the secure processing of credit card transactions using e-commerce. The Company has provided assistance with the management of the technology development and the negotiations with the financial institutions that will provide significant related services. In addition, it has provided material support for the development of a new marketing strategy focusing on e-commerce and in recruiting personnel to implement the strategy. Newtek is assisting in the development of a long-term, nationwide marketing program for this company.

     DTE Technologies, LLC, is an investment of $500,000 made in December 1999 and January 2000 by the Company's capco in Florida. This company, in which Newtek personnel actively participate in assisting management, is marketing organic agricultural products to large-scale agricultural and other landowners. Newtek has provided significant support in the design and implementation of financial management services, product development, and the design of the marketing program, and Newtek is currently assisting in the identification of additional financing to support the growth of the company.

     CB Real Net, LLC is an investment of $2.5 million made in February 2000 by Newtek's Wisconsin capco. This company is considered a primarily controlled partner company due to Newtek's ownership of 40% of the equity and day-to-day participation in the management of the company. This company with assistance from Newtek and another partner company provides all "back office' administrative and technological support to the franchiser of a multi-national real estate brokerage, as well as, related services to the franchisees. Newtek is providing significant support in administrative systems, financial management, executive recruitment and technological design for CB Real Net's design and other areas, as well as implementation of a major package of services for the franchiser that will rely heavily on Internet technology.

     Starphire Technologies, LLC, Located in Clearwater, Florida, Starphire is a provider of information technology and e-business solutions to small and mid-sized companies. Its major software product, SiteSage(R), is a suite of web development, deployment and management software consisting of a back office editing environment and a "run time" interpreter to present visible pagers to web browsers. SiteSage(R) provides a common architecture for the development of enhanced web functionality in a modular, object-oriented manner. The software provides a development platform from which technical users can build custom applications and a back-office editing environment allowing non-technical users to manage site content quickly and efficiently. Starphire is a start-up company which the Company has assisted in developing and implementing its marketing strategy, by providing extensive internal financial management and budgeting assistance and in locating potential value-added resellers to handle its products. The Company has invested $1.4 million in Starphire and has representatives on the Board of Directors.

     Advanced Internet Design and Applications, LLC, or "AIDA", is a full service marketing and Internet company whose focus is the management, development and integration of Internet technology, software systems, site design, networking and connectivity of middle market businesses. The Company has assisted AIDA in its marketing strategy, internal budgeting and financial management, the development of its business plan and have representatives on the Board of Directors. AIDA creates a seamless system for planning and implementing a company's successful venture into cyber space. AIDA will guide the development of a "Strategic Information Technology Plan, the creation of the company's web presence and their online marketing systems. Additionally, AIDA will create collateral advertising materials, insure the functionality of Internet connectivity, support the company's internal network and provide design, manufacturing and marketing support for specific new product roll-outs. AIDA's services are further enhanced by its Internet based training system and by providing the client with direct control of their online content. The company has invested $1,000,000 in AIDA and has representation on the board of directors.

     NicheDirectories, LLC was founded in 1995 and publishes online family-oriented information directories. The company's first online directory, KidsCamps.com, is a prominent destination portal in the summer camp industry. A wholly-owned subsidiary, PayforCamp.com, has been formed to market a credit facility for payment of camp charges. Newtek's Florida capco has funded this investment and has provided assistance in such areas as budgeting and financial management, direct assistance in the negotiation of the credit facility for camp payments with a major, national consumer credit provider, other joint venture opportunities, and holds 3 board seats. The company has invested $1,344,000 in the company and has representation on the board of directors.

     Direct Creations, LLC is 25% owned by Newtek's New York capco and is engaged in the development and marketing, primarily direct marketing, through television "infomercials", and traditional retail distribution channels various consumer products. The company focuses on unique products to solve a common need of a large target market and which have the potential to create an on-going brand for multiple follow-on offerings. Newtek is providing financial management assistance and development of an infrastructure for operation of the company, assisting in developing a business plan for further capital raising for expansion, assistance in the negotiation of various joint venture agreements and, through another Newtek partner company, the development of the company's entire e-commerce platform. The company has invested $750,000 in Direct Creations and has representation on the board of directors.

     Merchant Data Systems, Inc. is a processor of credit card transactions for retail merchants and similar businesses. Newtek's Florida capco has invested $1 million and have representatives on the board of directors. Assistance has been provided in such areas as the development of a business plan, financial modeling and a system for the evaluating of credit risk in this phase of finance.

     SELECTION PHILOSOPHY. There are two prevailing themes in philosophy for the selection of partner companies. First, is to focus on those companies that are integrating technology into new areas of business that have thus far not benefited in any meaningful fashion from the explosive growth of these technologies over the past decade. The key to the Company's selection process is an effort to create opportunities for companies that embrace the new technologies as well as companies that are innovators of the new technologies. Second, and of equal importance, is the selection of companies that can provide goods or services required for the success of the existing network of companies. Consistent with these themes, there are two principles that often dictate avoidance of an investment. The Company generally attempts to avoid investment in companies that do not already have an existing, defined customer base. It also will generally avoid investments in companies that clearly require yet additional financing to survive due in most cases to severely negative cash flow.

     All of the Company's partner companies either are in very early stages of development or are small businesses. These companies will require material resources, managerial strength and time to develop into profitable businesses. Newtek does not now receive, nor does it expect to receive in the near future, material revenue or profit from the operations of these companies. If the companies succeed, it will take appreciable time, at least 18 to 36 months, or more, for their shareholders and the Company's shareholders to see results.

     OTHER INVESTMENTS. Investments by Newtek that are not qualified capco investments are classified as "other investments." At December 31, 2000, Newtek's other investments were carried at their cost basis of $195,000.

     As Newtek pursues its business strategy and focuses on the acquisition of majority or controlling positions in additional partner companies, it expects other investments to comprise a shrinking portion of its overall income and value. In addition, Newtek may, to the extent possible, increase its interests in these companies so that it has an ownership interest sufficient to integrate them within its network of partner companies. Alternatively, it may dispose of some or all of the interests in other investments if, in the aggregate, they are anticipated to constitute more than 30% of Newtek's non-consolidated total assets (exclusive of Government securities and cash items). See "Government Regulation; Investment Company Act of 1940."

     1-800 Gift Certificate is a company that, while not a partner company as Newtek holds 8.5% of its equity, is a significant component of the Newtek network of collaborative companies. This company designs and markets corporate incentive and related gift programs, with particular focus on sales to businesses, employee groups associated with these businesses, as well as the general e-commerce market. Newtek views the company as a potential key component of the marketing strategies of its current and future partner companies.

EXECUTION; REGIONAL BUSINESS DEVELOPMENT CENTERS

     A key to the implementation of Newtek's strategy is its emphasis on the selection and developmental efforts of its existing five Regional Business Development Centers, and three additional Centers Newtek currently plans to establish within the next 18 months. These Regional Business Development Centers have been and will continue to be placed in areas traditionally underserved by business development firms, in areas away from "Silicon Valley" on the west coast and "Silicon Alley" on the east coast. By focusing on these areas, Newtek believes that it will locate the most favorable opportunities to create new and innovative businesses. These offices are believed to be valuable because they are staffed or associated with individuals with experience in working with small businesses who are able to identify and evaluate potential partner companies and other investments or acquisitions. In many cases, these individuals have made substantial investments in the equity of the capcos associated with their required center and are committed to the success of the Newtek program.

     Once a company becomes associated with Newtek, it benefits not only from access to financing that Newtek can make available or assist in finding, but also from the synergistic business relationships among the other Newtek partner companies, as well as the involvement of Newtek's senior management and its Advisory Committee, (described below), all of whom have significant experience in meeting the critical needs of early stage companies, including those in the fields of technology, the Internet and e-commerce.

     The Company's regional management consists, in addition to the current senior management based in New York, of the following six individuals.

     CHRISTOPHER BAUER, WISCONSIN - Mr. Bauer has had over 28 years of experience in commercial banking at Firstar Corporation, a $38 billion diversified financial services company. For the last 10 years Mr. Bauer has served as the President of Firstar Bank of Milwaukee. Firstar Bank of Milwaukee is considered one of the region's leading banks in structuring and financing a host of commercial products, including capital markets, structured finance, mergers and acquisitions and venture equity investments, especially in small to mid-ranged companies. Prior to serving as President, Mr. Bauer directed all merger and acquisition activity for Firstar, following 15 years experience in various capacities focused on consumer and small business banking. He was also a director of the $10 million Wisconsin Venture Capital Fund, which assisted small early-stage Wisconsin companies.

     CHARLES W. KEARNS, WISCONSIN - Mr. Kearns has spent the last 16 years working with both regional and national investment banking firms including E.F. Hutton, Salomon Smith Barney, Cleary Gull, and B.C. Ziegler & Co. Mr. Kearns' experience includes Manager of the Financial Institutions and Fixed Income Departments, as well as serving on the Board of Directors at Cleary Gull. Mr. Kearns is currently founder and Principal of Premier Financial Corporation, a financial advisory firm. He has participated in raising venture capital for several enterprises, including Internet and financial service companies, as well as numerous private and public placements of debt and equity securities. Mr. Kearns is also co-founder and owner of Klein Corporation, a manufacturing company in the standby power industry.

     GREGORY L. ZINK, FLORIDA - Mr. Zink has been the investment advisor and consultant to a private investment trust with assets in excess of $30,000,000. Under Mr. Zink's management, the trust has invested in and operated a number of early stage operating businesses, including start-ups such as Nautilus Group Japan, Ltd., Heuristic Development Corp. (NASDAQ Symbol "IFIT") and Nekton Diving Cruises, Inc. Mr. Zinc currently serves as Chief Operating Officer and Director of Nautilus Group Japan, Ltd., President and Director of Heuristic Development Corp. and previously served as the Chairman of the Board and Chief Financial Officer of Nekton Diving Cruises, Inc. From April 1986 through March 1988, Mr. Zink was the Chief Financial Officer of Forway Industries, a manufacturer of military spare parts. Mr. Zink was a Senior Consultant for Touche Ross Consulting, providing various financial and "turn around" consulting services from July 1983 through March 1986. From June 1979 through July 1981, he participated in and completed the General Electric Company Financial Management Program and held various finance and accounting positions.

     JEFF M. SCHOTTENSTEIN, FLORIDA - During the past 30 years, Mr. Schottenstein has been a Director of Schottenstein Investment, a diversified investment holding company with $650 million in assets, Vice President of Schottenstein Stores' Value City Stores Division (NYSE symbol VCD) and CEO of Schottenstein Realty Company, which specializes in the investment and restructuring of companies. Mr. Schottenstein has been involved in the capitalization and restructuring of numerous retail enterprises, including Weiboldts' Department Stores, Chicago, Illinois; Strauss Auto Parts, New York, New York; Valley Fair Discount Stores, New Jersey; Steinbach Stores and others. Along with his investors, Jeff Schottenstein has successfully acquired Bell Supply Company (retail oil and gas equipment supply company based in Kilgore, Texas) and Omni Exploration Company, the first successful Chapter 11 reorganization of an oil and gas service company in the United States.

     F. ANDERSON STONE, LOUISIANA - Mr. Stone has more than 25 years of institutional credit analysis and investment experience managing high-grade public and private corporate, high yield public corporate, and mortgage-backed fixed income; equity; limited partnership and alternative asset portfolios for income and growth. Mr. Stone has held various life insurance investment positions including Vice President, Corporate Securities at Pan-American Life Insurance Company, and Senior Portfolio Manager at The Life Insurance Company of Virginia and Second-Vice President-Investments at Shenandoah Life Insurance Company. As a registered investment advisor and registered representative, he has advised individuals and institutions in the formation and implementation of portfolio strategies.

     RUSSELL SOLOMON, LOUISIANA - Mr. Solomon is the founder and President of Solomon and Associates which concentrates on complex and unique litigation in the areas of law including corporate, maritime, insurance, personal injury and general business. Mr. Solomon was previously a founding member and managing director of the law firm of Mcquaig and Solomon which exclusively represented institutions such as K-Mart, Home Depot, General Motors Acceptance Corporation, Orleans Lever Board, and numerous insurance companies such as Continental, Boston Old Colony and Travelers. Mr. Solomon currently serves at the pleasure of the Honorable Harry Connick, District Attorney For New Orleans, as a member of the Board of Directors of the Voters Information League which is a political organization and its stated purpose is to support any political measure that will fight violent crime. Mr. Solomon is also a member of the Regional Board of Directors of the Anti-Defamation League. Mr. Solomon is a member of the Tulane University Law School faculty as an adjunct Professor of Law teaching trial advocacy to third year law students. Born and raised in New Orleans, Louisiana, Mr. Solomon went to Boston University School of Management and returned to receive his law degree from Tulane University School of Law.

Newtek's Regional Business Development Centers are located as follows:

         *        Wisconsin                       *        New York
                  ---------                                --------

         1330 West Towne Square Road              845 Third Avenue, 8th Floor
         Mequon, Wisconsin  53092                 New York, New York  10022

         *        Florida                         *        New York II
                  -------                                  -----------

         1000 Brickell Avenue                     1500 Hempstead Turnpike
         Miami, Florida  33131                    East Meadow, New York  11554

         *        Louisiana

         1 Canal Place
         New Orleans, Louisiana  70130

Newtek anticipates opening 3 new Regional Business Development Centers, probably in conjunction with capcos in the states of Colorado and Arizona and in Buffalo, New York, prior to the end of 2001.

ADVISORY COMMITTEE

     The Advisory Committee has been used as a direct extension of Newtek. Advisory Committee members are a source of information and are used to focus on specific technologies and industries where the highest level of sophistication is required for business development. The Advisory Committee consists of individuals from diverse backgrounds, but with specific knowledge regarding different aspects of business development, technology and the Internet. Of the eight current Advisory Committee members, four have been involved in e-commerce business development and two are involved in the identification of management needs and resources. The individuals include:

* David Simon - Director/Vice President, Business Development of e-Citi/Citibank N.A.

     *    Hugh Crean - Vice President, Product Development of Priceline.com

     *    Michael Balboni - New York State Senator

     * Bruce Richards - President and Chief Executive Officer of Marathon Asset Management Company

     *    Barry  Simon  - Vice  President,  Content  Development  -  G.E.  Small
          Business.com

     * Josh Grotstein - Former Division Executive/Vice President, Commerce - e-Citi/Citibank N.A.

     * Peter Fitzpatrick - Partner in Gunderson Partners, a global executive search firm.

     * Gary Goldstein - Chairman of The Whitney Group, a global executive search firm.

     These individuals were chosen because of their hands-on, line management responsibility for the implementation of new business development in e-commerce or their ability to provide advice or assistance in areas of significant need to emerging businesses. Members of the Newtek Advisory Committee have provided or are currently providing assistance in areas such as the negotiation of a joint venture between a potential partner company and an established Internet service provider, marketing analysis and advice to CB Real Net, LLC and 1-800 Gift Certificate, and management recruitment assistance. They have also provided assistance to a Niche Directories, LLC company in negotiating a consumer credit facility with a major national financial service provider and have assisted in the solicitation of credit care processing businesses for another partner company. Because of the significant resources available among the members of the Advisory Committee, management is currently evaluating changes that could be made as so to improve.

BUSINESS DEVELOPMENT SERVICES

     Essential to the success of any business venture is the formulation and implementation of a sound business strategy. Newtek, through it senior management, regional management, advisors and associated professionals, works directly with its partner companies and other companies for which it provides management, strategic planning, marketing and financing in order:

     *    to create and implement their business model;
     * to recruit and locate key members for their senior management, board of directors and board of advisors;
     * to establish and coordinate strategic joint ventures in distribution, marketing and finance;
     * to reposition or augment existing platform companies with e-commerce strategies;
     * to coordinate and grow strategic relationships among all of its partner companies;
     * to offer its hands-on experience in all aspects of joint venture and contract negotiation;
     *    to help secure additional financing;
     * to identify and implement new technologies relying on the Internet which can enhance the development of existing businesses, including web site development; and
     * to identify and implement marketing strategies that will enable the developers of new technologies find acceptance for their services among the partner companies or on a broader basis.

     Since its inception in 1998, and in addition to the resources in the Regional Business Development Centers, Newtek has added personnel in various employee or independent contractor capacities in order to meet the requirements of serving its partner companies and other investments. At December 31, 2000, Newtek had secured, in addition to its senior management, the services of 22 individuals in the areas of computer and Internet technology, financial management, business management and analysis, contract finance and business operations. Management of Newtek believes it has sufficient resources, including the resources available through the Advisory Committee, for its present needs. If Newtek is successful in adding a number of additional partner companies to its network of companies, additional resources are expected to be available for use by the network, but there may also be a need to supplement the staff services that Newtek must provide. The partner companies have developed into an important source of business development support for each other, either through the "cross-marketing" of essential goods or services, or through making available the benefit of their experiences in addressing similar business problems.

SELECTION STRATEGIES

     In the selection of partner companies, the Company relies on the contact base and reputation of its management team and key professionals who represent an aggregate of approximately 50 years providing various forms of assistance to early stage businesses. The contacts and knowledge of the key personnel in the Regional Business Development Centers are also valuable in identifying and evaluating businesses with growth and profit potential. Management believes that very attractive risk/reward ratios are found in partnering with very early stage or start-up opportunities, which typically require investments in the range of $300,000 to $5,000,000 increments, and which fit well with the investment limitations of the capco programs. The Company seeks to apply its services at this point in the development of the businesses and is able to assist in raising additional financing as the companies meet or exceed their business plans and expand their business goals and strategies. The Company has developed and refined a business selection strategy that emphasizes the following general principles:

     * focusing on opportunities where companies show the potential to develop into market leaders in rapidly growing industries;

     * seeking to work with operations-oriented managers with experience in industries in which they operate, and who have previously succeeded in similar business endeavors, thereby reducing the execution risk;

     *    emphasizing   low  entry   valuations   and   attractive   acquisition
          structures; and

     * taking a pro-active approach to supporting the strategic initiative, corporate development activities and financial strategies of partner companies in order to maximize shareholder value in both the short and long term. This enables management of these companies to focus on what they do best -- running the business with Newtek's support.

     An important part of Newtek's strategy in selecting its partner companies and in structuring investments in them is to rely on the skill and judgment of its senior management. In particular, Newtek has adopted a committee approach to investment or partner selection decisions, thereby tapping the experience of all participants in the process. A key feature of Newtek's decision-making process is its requirement that the selection of companies to include within its collaborative network and other investments be made unanimously by the senior management and the local participants in the involved Regional Business Development Center. Newtek believes that this unanimity requirement ensures that its decisions will continue to be well developed, sound and consensus oriented.

GOVERNMENT REGULATION; INVESTMENT COMPANY ACT OF 1940

     OVERVIEW. Because of the nature of the business of Newtek and of the activities of Newtek's principal operating company other than the capcos, The Whitestone Group, LLC, management of Newtek has addressed the question of the application of the Investment Company Act of 1940, as amended (the "Investment Company Act"), to the business of Newtek. As discussed below, the application of the Investment Company Act to Newtek would impose requirements and limitations that are materially inconsistent with Newtek's current and intended business strategy.

     Companies that are publicly offered in the U.S. and which (1) are, or hold themselves out as being, engaged primarily or proposing to engage primarily in the business of investing, reinvesting or trading in securities, or (2) own or hold investment securities exceeding 40% of the value of their total assets (adjusted to exclude U.S. government securities and cash) and are engaged in the business of investing, reinvesting, owning, holding or trading in securities, are considered to be investment companies under the Investment Company Act. Unless an exclusion from registration were available or obtained by grant of an Securities and Exchange Commission order, these companies must register under this Act and, thus, become subject to extensive regulation regarding several aspects of their operations.

     The SEC has adopted Rule 3a-1 that provides an exclusion from registration as an investment company if a company meets both an asset and an income test and is not otherwise primarily engaged in an investment company business by, among other things, holding itself out to the public as such or by taking controlling interests in companies with a view to realizing profits through subsequent sales of these interests. A company satisfies the asset test of Rule 3a-1 if it has no more than 45% of the value of its total assets (adjusted to exclude U.S. government securities and cash) in the form of securities other than interests in majority owned subsidiaries and companies which it primarily and actively controls. A company satisfies the income test of Rule 3a-1 if it has derived no more than 45% of its net income for its last four fiscal quarters combined from securities other than interests in majority owned subsidiaries and primarily and actively controlled companies.

     Newtek's business strategy and business activities involve taking mainly majority-ownership and primary controlling interests in partner companies with a view to participating actively in their management and development. Newtek believes that this strategy and the scope of its business activities would not cause it to fall within the definition of investment company or, if so, provide it with a basis for an exclusion from the definition of investment company under the Investment Company Act.

     ASSET AND INCOME COMPOSITION. Newtek has determined that as of the end of its last fiscal year, no more than 40% of the value of its total assets (adjusted to exclude U.S. government securities and cash) consisted of investment securities. The value of Newtek's holding of securities as of the date, for purposes of the definition of investment company under the Investment Company Act, consisted mainly of its interests in partner companies, which are majority owned or primarily controlled subsidiaries of Newtek or its affiliated companies. In addition, Newtek has determined that as of that date, no more than 45% of the value of its total assets (adjusted to exclude U.S. government securities and cash) consisted of securities other than its interests in its partner companies, and that for its most recent fiscal quarters, Newtek has not derived more than 45% of its net income combined from securities other than its interests in its partner companies. Consistent with Newtek's investment strategy, Newtek intends to hold its interests in its partner companies generally for the long-term, not with a view mainly to realize profits from subsequent sales of interests in these companies.

     Newtek's Board of Directors has determined to monitor the value of the Company's assets and the sources of its income on at least a quarterly basis to ensure compliance with the requirements of the Investment Company Act and related rules.

     To maintain compliance with Rule 3a-1, or otherwise to ensure that Newtek does not fall within the definition of investment company, Newtek may be unable to sell assets which Newtek would otherwise want to sell and may need to sell assets which Newtek would otherwise want to retain. In addition, Newtek may have to acquire additional income or loss generating assets that Newtek might not otherwise have acquired and may need to forego opportunities to acquire interests in attractive companies that might be important to its business strategy. In addition, although Newtek's partner companies may be majority owned subsidiaries or primarily controlled companies when Newtek acquires interests in them, changes in the value of Newtek's interests in its partner companies and the income/loss and revenue attributable to its partner companies could result in these assets being treated as investment company assets.

     "HOLDING OUT" AS AN INVESTMENT COMPANY. Notwithstanding the composition of Newtek's assets or income, Newtek or any other company may be deemed to be an investment company for purposes of the Investment Company Act as a result of the manner in which it presents itself to the public and its shareholders. In particular, public statements, securities filings or other actions may cause Newtek or any other company to be perceived as an investment company regardless of its asset and income composition. Because of the manner in which Newtek originated, the structure of the capco funding, and the reduced but still present activities related to previous venture capital approach of one of Newtek's subsidiaries, management of Newtek has determined that the need exists for a clear statement of the company's intent with respect to the Investment Company Act. In June 2000, the Newtek Board of Directors adopted a resolution stating, in part, that it is the determination of the Board that Newtek not be engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities, and that these activities may only be undertaken in a manner consistent with the business strategy of Newtek to make its principal business that of holding majority or primary controlling interests in a network of early stage and emerging businesses focused on technology and e-commerce. Management was directed to make periodic reports no less frequently than quarterly as to the status of Newtek's operations and continued conformance with the asset and income tests under the Investment Company Act and to determine and take or recommend for Board approval actions necessary to maintain compliance, including the acquisition or disposition of assets. A statement of intent by the Board of Directors is not, however, dispositive of whether Newtek is "holding out" as an investment company under the Investment Company Act.

     CONSEQUENCES OF INVESTMENT COMPANY REGULATION. Investment Company Act regulations are inconsistent with Newtek's strategy of actively managing, operating and promoting collaboration among its network of partner companies, and it is not feasible for Newtek to operate its business as a registered investment company. Newtek believes that because of the planned structure of Newtek's interests in its partner companies and its business strategy, Newtek will not be regulated under the Investment Company Act. However, Newtek cannot assure you that the structure of its partner company interests and other investments and its business strategy will preclude regulation under the Investment Company Act, and Newtek may need to take specific actions that would not otherwise be in its best interests to avoid such regulation.

     If Newtek falls under the definition of an investment company, and is unable to rely on an available exclusion or to obtain an order of the SEC granting an exclusion, Newtek would have to register under the Investment
Company Act and comply with substantive requirements under the Investment Company Act applicable to registered investment companies. These requirements include:

     *    limitations on Newtek's ability to borrow;

     *    limitations on Newtek's capital structure;

     *    restrictions on acquisitions of interests in associated companies;

     *    prohibitions on transactions with affiliates;

     *    restrictions on specific investments; and

     * compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations.

     These rules and regulations would significantly change Newtek's operations and prevent Newtek from executing its business model.

SHAREHOLDER VALUE

     Newtek's principal business objective is to promote longer-term shareholder value for its shareholders and those of its partner companies. An important component of the selection of each partner company by Newtek is an analysis of the potential shareholder value that ultimately could be realized, in most cases through a public offering of their stock. This enables management and employees of the partner companies to realize the value they have created and continue to create in the company, obtains an independent source of financing for further growth and creates a valuable currency for making strategic acquisitions. Following an initial public offering by a partner company, Newtek generally expects to retain a majority or controlling interest in the company and to benefit as a shareholder from the increased public company value. While Newtek will continue to acquire interests in its partner companies for long-term gain, and does not anticipate selling the interests in them in the ordinary course of business, other than as part of the merger or sale of an entire company, Newtek may, from time to time, undertake sales of its interests when it believes the action to be in Newtek's and the shareholders' overall best interests. Newtek's management has the experience and has taken an active role in advising partner companies and others on strategies to maximize shareholder value, including:

     *    a public offering;
     *    joint ventures or merges with strategic partners;
     *    sales to financial buyers;
     *    recapitalization of the business;
     *    merger with a public company;
     *    private sale of an equity interest to investors; or
     *    a spin-off or sale of the company or individual business segments.

Newtek's management has extensive experience with each of these techniques and believes it will be of material assistance to its partner companies in selecting and implementing the appropriate strategy.

SOURCES OF FUNDING AND REVENUE

     FUNDING. Since its inception, Newtek's source of funding and revenue has been primarily derived from the creation and operation of certified capital companies and, in particular, income generated by the tax credit aspect of the capco programs. For the foreseeable future, Newtek anticipates that its funds for investment in partner companies will come from:

     *    its own capital (including retained earnings);
     *    funding  provided  by  the  U.S.  Small  Business   Administration  in
          conjunction with the Company's establishment of one or more small business investment companies ("SBIC");
     *    additional capital market financings; and
     * funds provided through the capcos and other possible sources of managed funds, including other state or federal governmental programs.

     Newtek anticipates that, as a percentage of total funding, and relative to current sources of funds including capcos, the amounts it invests representing its own direct capital, will grow over time. In addition, Newtek management anticipate likely approval and organization of at least one SBIC during 2001 which could make available to the SBIC up to $23 million in additional funding for investment purposes.

     REVENUE. Revenues to be derived from sources other than the capco programs will be minimal until the partner company network has the time to develop into profitable businesses. Newtek anticipates that additional revenue will be derived from:

     * retained earnings from its direct interests in partner companies as well as the interests of partner companies held by Newtek's capcos;
     * gains from sales of investments in partner companies, the disposition of which are not anticipated to be made in the ordinary course of Newtek's business; and
     * fees and incentive participations from funds which are invested for other institutions, such as investment advisory fees paid to managers of private equity funds.

     Newtek may determine to retain its interest in a partner company, particularly one with publicly traded stock, despite an opportunity to make a shorter-term gain if doing so would contribute to achievement of the company's long-term strategy to develop its partner companies. The Company does not view such gains as a reliable or likely source of material revenue.

EXPANDED PRODUCT AND SERVICE OFFERINGS

     The Company intends to build on its demonstrated ability to introduce new financial products and other services to meet partner company demands and capitalize on market opportunities. For example, the Company has responded to solicitations for venture capital co-investment services by various governmental agencies or pension fund management authorities and it intends to continue its efforts to build its pool of investment capital and profit participations income. Similarly, the organization of one or more SBICs by the Company's capcos will materially increase the funds available for investment. These additional activities are anticipated to enhance the core strategy of capco funding in the acquisition of partner companies by increasing capital, exposure, experience and fee income.

EMPLOYEES

     As of December 31, 2000, Newtek employed a total of 25 people, of which 11 assist on an as-needed basis with the operation of capcos in Florida, Wisconsin and Louisiana. Newtek believes its labor relations are good and none of its employees are covered by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

     Newtek maintains leased office space at 845 Third Avenue, 8th Floor, New York, New York, 10022 and leases an additional office at 1500 Hempstead Turnpike, East Meadow, New York. As of December 31, 2000 Newtek also leased offices for the certified capital companies and other subsidiaries in the following locations:

     *    Louisiana (1);
     *    Florida (1); and
     *    Wisconsin (1).

     All office leases are on a month-to-month basis. Newtek believes that its office space is satisfactory for its current needs.

     As a result of the acquisition of REXX on September 19, 2000, Newtek acquired title to a warehouse previously used by REXX in a former business. The Company is actively seeking a buyer for the property. See, also, Note 12 to the Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company and its subsidiaries are parties to various legal proceedings incident to its business. At December 31, 2000, there were no legal proceedings which management anticipates would have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (A) MARKET INFORMATION The following table sets forth, for the period indicated, the range of high and low closing sale prices for the Company's common stock on the American Stock Exchange ("AMEX"). The Company's common stock trades under the symbol "NKC". The stock began trading on the AMEX on September 20, 2000.

                                                                  CLOSING PRICE
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000                       HIGH      LOW
-------------------------------------------                       ----      ---
Third Quarter (September 20, 2000 through September 30, 2000)     $6.38   $6.00
Fourth Quarter (October 1, 2000 through December 31, 2000)        $5.75   $2.88

HOLDERS

     On February 28, 2001, as reported by the Company's transfer agent, shares of common stock were held by approximately 437 people, based on the number of record holders, including nominees for an undetermined number of beneficial owners.

DIVIDENDS

     To date, the Company has not paid any cash dividends on our common stock. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors. The Board's determination whether to pay dividends in the future will be at the discretion of the Company's Board of Directors. The Board's determination whether to pay dividends will depend upon the Company's earnings, if any, financial condition and capital requirements as well as other relevant factors. The Board of Directors does not intend to declare dividends in the foreseeable future, but instead intends to retain earnings, if any, for use in the Company's business operations.

     (B) SALES OF UNREGISTERED SECURITIES The following sets forth all of the Company's sales of unregistered securities during 1999 and 2000.

                                    Brief description of the purchaser and
Date                  Securities    consideration therefore
---------             ----------    ------------------------------------------

September 8-12, 2000  Warrants to   All sales were to accredited investors known
                      purchase      to  the  company.  Warrants  were  sold  for
                      common stock  $4.99 and had an exercise price of $0.01 per share. The Warrants were all exercised prior to October 21, 2000 and a total of 309,000 shares of Newtek Common Stock were issued.

     The Company believes that reasonable steps were taken to ensure that each of the offerees in this transactions was an accredited investor under Rule 501 of the Securities Act of 1933, as amended, and the Company claimed exemption from registration under Section 4(2) of said Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the audited financial statements of Newtek Capital, Inc. ("Newtek") for the years ended December 31, 1999 and December 31, 2000 and notes thereto included elsewhere in this Annual Report on Form 10-KSB.

                           DECEMBER 31, 2000 AND 1999

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 2000

     Revenues decreased by approximately $3,172,000 to $8,710,000 for the 12 months ended December 31, 2000, from $11,882,000 for the 12 months ended December 31, 1999. Income from tax credits decreased by approximately $4,430,000 due to the statutory timing variations in the capco statutes. Interest and dividend income increased by approximately $1,328,000, to $2,118,000 for the 12 months ended December 31, 2000, from $790,000 for the 12 months ended December 31, 1999. This increase was primarily due to additional investments made and additional cash balances over the comparable prior period. Consulting fee income decreased by approximately $94,000 due to the decrease in consulting related activity.

     General and administrative expenses increased by approximately $3,495,000, to $4,916,000 for the 12 months ended December 31, 2000, from $1,421,000 for the 12 months ended December 31, 1999, due to increased staffing and professional fees (approximately $600,000 in legal and accounting fees) attributable to the increased size and number of capcos and the acquisition of REXX. Interest expense increased by approximately $4,841,000, to $7,280,000 for the 12 months ended December 31, 2000, from $2,439,000 for the 12 months ended December 31, 1999, which was attributable to the issuance of notes to certified investors relating to the formation of capcos during the prior 12 months, as well as additional such activity in 2000.

     The other than temporary decline in the value of the Company's investments as of December 31, 2000 of $1,232,000, comprised $500,000 for Down To Earth Technologies, $336,050 for Merchant Data Systems Sales and Marketing, and
$395,000 for Transworld Business Brokers. After its evaluation of these investments, Newtek management concluded that it is unlikely it will be able to recover these amounts.

     Net income decreased by approximately $8,851,000, to a loss of $3,425,000 for the 12 months ended December 31, 2000, compared to net income of $5,426,000 for the 12 months ended December 31, 1999, due to the changes in revenue and general and administrative expenses discussed above, other than temporary
decline  in   investments  of   $1,232,000,   increased   equity  in  losses  of
approximately $163,000, an increase in minority interest in losses of $5,755,000, and increased taxes of $1,381,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily through the issuance of notes to insurance companies through the capco program. Through December 31, 2000, the Company has received approximately $135,468,000 in proceeds from the issuance of long-term debt and warrants through the capco programs. The Company's principal capital requirements have been to fund the defeasance of the principal amount of notes issued to the insurance companies, the acquisition of capco insurance policies, the acquisition of partner companies interests, funding of other investments, and working capital needs resulting from operating and business development activities of its partner companies.

     Net cash used in operating activities for the 12 months ended December 31, 2000 of approximately $6,502,000 resulted primarily from cash revenues of $2,018,000, offset by cash used for general and administrative expenses of $3,624,000, and cash used for prepaid insurance of $5,210,000.

     Net cash used in investing activities for the 12 months ended December 31, 2000 of approximately $9,650,000 resulted primarily from approximately $14,287,000 in additional qualified investments made during the year and offset by repayments on the debt instruments of approximately $5,523,000. The Company also funded $320,000 in other investments, and paid approximately $661,000 for a structured insurance product.

     Net cash provided by financing activities for the 12 months ended December 31, 2000 was approximately $25,395,000, primarily attributable to the approximately $20,729,000 in net proceeds from the issuance of long term debt net of defeasance and approximately $3,556,000 in private placement of stock during the 12 months ended December 31, 2000.

     The Company believes that its cash and cash equivalents, its anticipated cash flow from operations, its ability to access private and public debt and equity markets, and the availability of funds under its existing credit agreements will provide it with sufficient liquidity to meet its short and long-term capital needs.

INCOME FROM CAPCO TAX CREDITS

     In general, the capcos issue debt and equity instruments, generally warrants, to insurance company investors. For a description of the debt instruments and warrants issued by the Newtek capcos, see Notes 1, 7 and 8 to the Consolidated Financial Statements. The capcos then make targeted investments, as defined under the respective state statutes, with the funds raised. Each capco has a contractual arrangement with the particular state that legally entitles the capco to receive (or, earn) tax credits from the state upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the capcos to maintain their state-issued certifications, the capcos must make targeted investments in accordance with these requirements, which requirements are consistent with Newtek's overall business strategy of acquiring controlling positions in a group of early stage companies. Each capco also has separate, contractual arrangements with the insurance company investors obligating the capco to pay interest on the aforementioned debt instruments. The capco may satisfy this interest obligation by delivering the tax credits or paying cash. The capcos have the right to deliver the tax credits to the insurance company investors. The insurance company investors have the legal right to receive and use the tax credits and would, in turn, use these tax credits to reduce their respective state tax liabilities in an amount usually equal to 100% of their investments in the capcos. The tax credits can be utilized over a ten-year period at a rate of 10% per year and in some instances are transferable and can be carried forward.

     Following an application process, a state will notify a company that it has been certified as a capco. The state then allocates an aggregate dollar amount of tax credits to the capco. However, this amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the capco. The capco is legally entitled to earn income related to the tax credits upon satisfying defined investment percentage thresholds within specified time requirements and corresponding non-recapture percentages. Each statute requires that the capco invest a threshold percentage of its initial funding in qualified businesses within the timeframes specified. As the capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the capco program. A disqualification, or "decertification," of a capco results in a recapture of all or a portion of the allocated tax credits; the proportion of the recapture is reduced over time as the capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks. As the capco progresses in its investments in qualified businesses and, accordingly, places an increasing proportion of the tax credits beyond recapture, it earns an amount equal to the non-recapturable tax credits and records this amount as income, with a corresponding asset called "credits in lieu of cash", on the balance sheet.

     The amount earned and recorded as income is determined by multiplying the total amount of tax credits initially allocated to the capco by the percentage of tax credits immune from recapture (the earned income percentage) under the state statute. To the extent that the investment requirements are met ahead of schedule, and the percentage of non-recapturable tax credits is accelerated, the present value of the tax credit earned is recognized currently and the asset, credits in lieu of cash, is accreted up to the amount of tax credits available to the insurance company investors.

     The total amount of tax credits allocated to each of the aforementioned capcos, the required investment percentages, recapture percentages and related earned income percentages, and pertinent dates are summarized as follows:

                                               THE FIRST TO OCCUR
                                               ------------------
                                                            INVESTMENT       DECERTIFICATION                       EARNED
       STATE             TOTAL TAX        INVESTMENT        BENCHMARK           RECAPTURE          RECAPTURE       INCOME
       CAPCO         CREDITS ALLOCATED    BENCHMARK            DATE             THRESHOLDS        PERCENTAGE     PERCENTAGE
       -----         -----------------    ---------        -----------          ----------        ----------     ----------
FLORIDA                $37,384,028                                        Prior to 20%               100%              0%
Wilshire                                     20%             12/31/00     After 20% before 30%        70%             30%
Partners (WP)                                30%             12/31/01     After 30% before 40%        60%             40%
                                             40%             12/31/02     After 40% before 50%        50%             50%
                                             50%             12/31/03     After 50%                    0%            100%


LOUISIANA              $18,040,000                                        Prior to 30%               100%              0%
Wilshire LA                                  30%             10/14/02     After 30% before 50%        70%             30%
Advisers (WLA)                               50%             10/14/04     After 50%                    0%            100%


NEW YORK               $ 3,810,161                                        Prior to 25%               100%              0%
Wilshire                                     25%             6/22/00      After 25% before 40%        85%             15%
Advisers (WA)                                40%             6/22/01      After 40% before 50%        70%             30%
                                             50%             6/22/02      After 50%                    0%            100%


LOUISIANA               $3,050,000                                        Prior to 30%               100%              0%
Wilshire                                     30%             10/13/03     After 30% before 50%        70%             30%
LA Advisors II                               50%             10/13/05     After 50%                    0%            100%
(WLA II)


NEW YORK                $6,800,000                                        Prior to 25%               100%              0%
Wilshire                                     25%              4/7/02      After 25% before 40%        85%             15%
N.Y. Advisers II                             40%              4/7/03      After 40% before 50%        70%             30%
(WNY II)                                     50%              4/7/04      After 50%                    0%            100%


NEW YORK               $35,160,202                                        Prior to 25%               100%              0%
Wilshire                                     25%             12/21/02     After 25% before 40%        85%             15%
N.Y. Partners III                            40%             12/21/03     After 40% before 50%        70%             30%
(WNY III)                                    50%             12/21/04     After 50%                    0%            100%


WISCONSIN              $16,666,667                                        Prior to 30%               100%              0%
Wilshire                                     30%             10/25/02     After 30% before 50%        70%             30%
Investors (WI)                               50%             10/25/04     After 50%                    0%            100%

                                       18

     Under the various state capco provisions, there is a difference in the amount of qualified investments made and the amount of income recognized by the respective capcos upon satisfaction of the various benchmarks. The table below relates the investments made, both as percentage of total funds and in dollar amounts, to the income recognized as each benchmark is achieved. In all of these programs, a majority of Newtek's income from the delivery of the tax credits will be recognized no later than five years into the ten-year programs.

                       ALLOCATED               INVESTMENT                        EARNED
     STATE                TAX                  BENCHMARK                         INCOME
     CAPCO              CREDITS             PERCENT/DOLLARS                 PERCENT/DOLLARS
     -----              -------             ---------------                 ---------------
FLORIDA
Wilshire              $37,384,028          20%        $7,476,806         30%       $11,215,208
Partners (WP)                              30%       $11,215,208         40%       $14,953,611
                                           40%       $14,953,611         50%       $18,692,014
                                           50%       $18,692,014        100%       $37,384,028

LOUISIANA
Wilshire  LA          $18,040,000          30%        $5,412,000         30%        $5,412,000
Advisers (WLA)                             50%        $9,020,000        100%       $18,040,000

NEW YORK
Wilshire               $3,810,161          25%          $952,540         15%          $571,524
Advisers (WA)                              40%        $1,524,064         30%        $1,143,048
                                           50%        $1,905,081        100%        $3,810,161
WISCONSIN
Wilshire              $16,666,667          30%        $5,000,000         30%        $5,000,000
Investors (WI)                             50%        $8,333,334        100%       $16,666,667

LOUISIANA
Wilshire  LA           $3,050,000          30%          $915,000         30%          $915,000
Advisers     II                            50%        $1,525,000        100%        $3,050,000
(WLA II)

NEW YORK
Wilshire N.Y.          $6,800,000          25%        $1,700,000         15%        $1,020,000
Advisers II                                40%        $2,720,000         30%        $2,040,000
(WNY II)                                   50%        $3,400,000        100%        $6,800,000

NEW YORK
Wilshire N.Y.         $35,160,202          25%        $8,790,051         15%        $5,274,030
Partners III                               40%        $1,406,408         30%       $10,548,060
(WNY III)                                  50%       $17,580,101        100%       $35,160,202

     During the year ended December 31, 1999, two capcos satisfied the initial investment benchmark and the related recapture percentage requirements and, accordingly, earned a portion of the tax credits, aggregating approximately $10,964,000 after applying a time value discount of $652,000 to the total earned income amount of $11,616,000. During the year ended December 31, 2000, the same Capcos satisfied the investment benchmarks and the related recapture percentage requirements (WA satisfied its final investment benchmark) and accordingly, earned a portion of the tax credits, aggregating approximately $6,114,000 after applying a time value discount of $844,000.

In addition, the Company recognized approximately $419,000 of income from tax credits in prior years resulting from the accretion of the discount attributable to tax credits earned in prior years. See Note 9 of Notes to Consolidated Financial Statements.

     During  2000,  Newtek  established  three  new  capcos,  Wilshire  New York
Advisors II, LLC, Wilshire Louisiana Partners II, LLC and Wilshire New York Partners III, LLC. In addition, the Company received additional funding for an already existing Capco, Wilshire Advisers. These companies received approximately $57,741,000 of funding from 13 insurance companies during 2000.

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 2000 Newtek generated cash flow primarily from the following sources:

     * the issuance of debt and equity securities (warrants) to insurance company investors of approximately $57,741,000 in conjunction with the capitalization of three Capcos;
     *    private placement of common stock, netting $3,556,000;
     *    return of investments of $5,522,000;
     *    investment income of approximately $1,960,000; and
     *    consulting fees of approximately $35,000.

     The cash was primarily used to:

     * purchase insurance coverage for the four new Capcos' obligations for approximately $34,941,000;
     * fund distributions to owners of the predecessors of the Company in lieu of compensation and related to passed-through tax liabilities of $903,000
     *    invest $14,287,000 in small or early stage businesses; and
     *    repay a bank loan of approximately $725,000.

     During the year ended December 31, 1999, Newtek generated cash flow primarily from the following sources:

     * the issuance of debt and equity securities (warrants) to insurance company investors of approximately $75,118,000 in conjunction with the capitalization of three capcos.
     * investment income of approximately $790,000 and investment banking fees of approximately $129,000;
     *    bank borrowing of approximately $725,000;
     *    loans from consultants of $250,000;
     *    return of principal on investments of $250,000; and
     *    contributions from minority interest of $175,000.

     This cash was primarily used to:

     * purchase insurance coverage for the obligations of three capcos for approximately $41,390,000;
     *    invest $8,125,000 in small or early stage businesses;
     * fund debt issuance costs of approximately $469,000, which consisted primarily of professional fees; and
     * fund distributions to owners of the predecessors of the Company in lieu of compensation and related to passed-through tax liabilities of approximately $245,000.

     As of December 31, 2000, Newtek had approximately $34,697,000 in cash of which substantially all was restricted for use for capco activities.

     The Company will have current working capital requirements associated with operating its current businesses. It is Newtek's intention to acquire interests in partner companies through additional capcos programs and through acquisitions made by Newtek. The Company's working capital requirements may increase in the future and require additional external financing. Newtek expects to finance its participation in additional capcos and other ventures principally with externally generated funds, which may include:

     *    borrowings under future bank facilities; and/or
     *    the sale of equity, equity-related or debt securities.

     However, financing may not be available in amounts, at rates or on terms and conditions acceptable to Newtek.

IMPACT OF INFLATION

     The impact of inflation on Newtek's results of operations is not material.

ITEM 7.  FINANCIAL STATEMENTS

                 INDEX TO NEWTEK CAPITAL, INC. AND SUBSIDIARIES
                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS
                                -----------------


                                                                        PAGE NO.
                                                                        --------

Report of Independent Accountants                                             23
Consolidated Balance Sheets as of December 31, 2000 and 1999                  24
Consolidated Statements of Operations for the years ended
  December 31, 2000 and December 31, 1999                                     25
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2000 and December 31, 1999                 26
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000 and December 31, 1999                                     27
Notes to Consolidated Financial Statements                                    29

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Newtek Capital, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Newtek Capital, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP



New York, New York
February 22, 2001

                      NEWTEK CAPITAL, INC. AND SUBSIDIARIES
                      -------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------


                                                        2000            1999
                                                  ---------------   ------------
        A S S E T S
        -----------
Cash and cash equivalents                           $ 34,697,081    $ 25,454,016
Credits in lieu of cash                               17,496,810      10,963,593
Investments in qualified businesses                   15,644,515       8,275,000
Structured insurance product                           2,570,487       1,759,493
Prepaid insurance                                     12,187,376       7,971,411
Prepaid expenses and other assets                        411,195         212,802
Furniture, fixtures and equipment, net                    31,462           8,714
Asset held for sale                                      500,000              --
                                                    ------------    ------------

        Total assets                                $ 83,538,926    $ 54,645,029
                                                    ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Liabilities:
  Accounts payable and accrued expenses             $  2,546,800    $  1,220,479
  Notes payable - certified investors                  3,861,220       2,618,716
  Notes payable - insurance                            5,800,000       4,000,000
  Note payable - bank                                         --         725,358
  Notes payable - other                                       --         250,000
  Mortgage payable                                       369,339              --
  Interest payable                                    56,147,907      31,583,438
  Deferred tax liability                               1,381,258              --
                                                    ------------    ------------

        Total liabilities                           $ 70,106,524    $ 40,397,991
                                                    ------------    ------------

Minority interest                                      4,163,053       5,938,111
                                                    ------------    ------------

Commitments and contingencies                                                 --

Stockholders' equity:
        Common stock (par value $0.02 per share:
            authorized 39,000,000 shares,
            issued and outstanding 21,373,460)           427,469              --
        Additional paid-in capital                    12,267,052              --
        Accumulated deficit                           (3,425,172)             --
        Members' equity                                       --       8,308,927
                                                    ------------    ------------
        Total stockholders' equity                     9,269,349       8,308,927
                                                    ------------    ------------

        Total liabilities and stockholders'equity   $ 83,538,926    $ 54,645,029
                                                    ============    ============

       See accompanying notes to these consolidated financial statements.

                      NEWTEK CAPITAL, INC. AND SUBSIDIARIES
                      -------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
           FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999
           -----------------------------------------------------------

                                                                                2000                  1999
                                                                          ---------------        -------------
Revenue:
   Income from tax credits                                                 $  6,533,217          $ 10,963,593
   Consulting fee income                                                         34,660               128,818
   Interest and dividend income                                               2,118,365               789,715
   Other Income                                                                  24,000                    --
                                                                           ------------          ------------
        Total revenue                                                         8,710,242            11,882,126
                                                                           ------------          ------------
Expenses:
   General and administrative                                                 4,915,681             1,420,735
   Interest                                                                   7,280,240             2,438,908
                                                                           ------------          ------------
        Total expenses                                                       12,195,921             3,859,643
                                                                           ------------          ------------
(Loss) income before other than temporary decline
in value of investments, equity in losses of affiliates,
provision for taxes, extraordinary gain on defeasance of debt
and minority interest                                                        (3,485,679)            8,022,483

Other than temporary decline in value of
investments                                                                  (1,231,849)                   --

Equity in net losses of affiliates                                             (163,416)                   --
                                                                           ------------          ------------

(Loss) income before provision for taxes, extraordinary gain on
defeasance of debt and minority interest                                     (4,880,944)            8,022,483

Provision for taxes                                                           1,140,092                    --
                                                                           ------------          ------------
(Loss) income before extraordinary gain on
defeasance of debt and minority interest                                     (6,021,036)            8,022,483

Extraordinary gain on defeasance of debt, net of taxes of $241,166,             361,750               924,120
for 2000

Minority interest in loss (income)                                            2,234,114            (3,520,809)
                                                                           ------------          ------------

Net (loss) income                                                          $ (3,425,172)         $  5,425,794
                                                                           ============          ============

Weighted average common shares outstanding
   Basic                                                                     19,309,840            18,250,000
   Diluted                                                                   19,309,840            18,250,000

(Loss) income per share after extraordinary gain on defeasance of debt
         Basic                                                             $       (.18)         $        .30
         Diluted                                                           $       (.18)         $        .30
(Loss) income per share before extraordinary gain on defeasance of debt
         Basic                                                             $       (.20)         $        .25
         Diluted                                                           $       (.20)         $        .25

              See accompanying notes to these financial statements.

                      NEWTEK CAPITAL, INC. AND SUBSIDIARIES
                      -------------------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
           FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999
           -----------------------------------------------------------

                                         COMMON        ADDITIONAL       ACCUMULATED     MEMBERS'
                                          STOCK      PAID-IN-CAPITAL      DEFICIT        EQUITY         TOTAL
                                          -----      ---------------      -------        ------         -----

Balance at January 1, 1999                 -                -                -              $840,555     $840,555

Contributions:                                                                                 5,000        5,000
    Members                                                                                  180,000      180,000
    Minority interest

Issuance of warrants                                                                       4,369,696    4,369,696

Distributions                                                                               (279,067)    (279,067)

Net income                                                                                 8,946,603    8,946,603

Minority interest                                                                         (5,753,860)  (5,753,860)
                                      ----------------------------------------------------------------------------

Balance at December 31, 1999               -                -                -             8,308,927    8,308,927

Distributions                                                                               (903,475)    (903,475)

Issuance of common stock                                                                   3,805,670    3,805,670

Recapitalization of Company                427,469         10,783,653                    (11,211,122)          --

Acquisition of REXX                                            16,157                                      16,157

Issuance of warrants                                        1,931,298                                   1,931,298

Loss before minority interest                                             (5,659,286)                  (5,659,286)

Additional minority interest                                 (464,056)                                  (464,056)

Minority interests in loss                                                 2,234,114                   2,234,114
                                      ----------------------------------------------------------------------------

Balance at December 31, 2000              $427,469        $12,267,052    $(3,425,172)            --   $9,269,349
                                      ============================================================================

       See accompanying notes to these consolidated financial statements.

                      NEWTEK CAPITAL, INC. AND SUBSIDIARIES
                      -------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
           FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999
           -----------------------------------------------------------

                                                                          2000            1999
           `                                                              ----            ----
Cash flows from operating activities:
   Net income                                                        $ (3,425,172)    $  5,425,794
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
       Other than temporary decline
        in value of investments                                         1,231,849               --
        Equity in losses of affiliates                                    163,416               --
        Extraordinary gain on defeasance of debt                         (361,750)        (924,120)
        Income from tax credits                                        (6,533,217)     (10,963,593)
        Deferred income taxes                                           1,140,092               --
        Depreciation                                                        6,151            2,273
        Accretion of interest income                                     (158,688)        (102,938)
        Accretion of interest expense                                   6,793,193        2,368,813
        Minority interest included in income (loss)                    (2,234,114)       3,520,809
        Changes in assets and liabilities:
          Prepaid insurance                                            (4,204,746)      (2,726,287)
          Prepaid expenses and other assets                                (8,388)         (76,535)
          Accounts payable and accrued expenses                         1,089,800        1,073,583
                                                                     ------------     ------------
            Net cash used in operating activities                      (6,501,574)      (2,402,201)
                                                                     ------------     ------------

Cash flows from investing activities:
   Qualified investments                                              (14,287,442)      (8,125,000)
   Other investments                                                     (320,000)              --
   Return of principal - qualified investments                          5,522,663          250,000
   Return of principal - other investments                                125,000               --
   Purchase of structured insurance product                              (661,432)              --
   Purchase of furniture, fixtures and equipment                          (28,898)              --
                                                                     ------------     ------------
            Net cash used in investing activities                      (9,650,109)      (7,875,000)
                                                                     ------------     ------------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                            55,008,122       71,844,056
   Payments for defeasance of long-term debt                          (34,279,454)     (41,389,998)
   Proceeds from Notes payable - Certified Investors                    1,251,630               --
   (Payment of) proceeds from Note payable - bank                        (725,358)         725,358
   Payment of loan payable - members                                      (21,000)              --
   Proceeds from loan payable - other                                          --          250,000
   Cash received from REXX merger                                         143,790               --
   Net proceeds from issuance of common stock                           3,555,670               --
   Payment of mortgage payable                                            (12,000)              --
   Contributions from minority interest                                        --          175,000
   Distributions to members                                              (903,475)        (245,067)
   Issuance of warrants                                                 1,481,594        3,273,971
   Payments for deferred financing costs                                 (104,771)        (469,241)
                                                                     ------------     ------------
            Net cash provided by financing activities                  25,394,748       34,164,079
                                                                     ------------     ------------

(cont.)

                      NEWTEK CAPITAL, INC. AND SUBSIDIARIES
                      -------------------------------------
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                -------------------------------------------------
           FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999
           -----------------------------------------------------------

                                                                          2000            1999
           `                                                              ----            ----
Net increase in cash and cash equivalents                               9,243,065     23,886,878

Cash and cash equivalents - beginning of period                        25,454,016      1,567,138
                                                                     ------------    -----------

Cash and cash equivalents - end of period                             $34,697,081    $25,454,016
                                                                     ============    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
------------------------------------------------

   Cash paid for interest                                             $    47,685    $     9,168
                                                                     ============    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
---------------------------------------------------------

   Issuance of the following in partial payment for insurance:
     Notes                                                            $ 1,800,000    $ 4,000,000
     Warrants                                                             449,704      1,095,725
                                                                     ------------    -----------

                                                                      $ 2,249,704    $ 5,095,725
                                                                     ============    ===========

   Conversion of Notes payable - other than to common stock           $   250,000             --
                                                                     ============

   Acquisition of REXX (net assets)                                   $    16,157             --
                                                                     ============    ===========

   Non-cash distribution of investments in limited
      partnerships to members                                                  --    $    34,000
                                                                     ============    ===========

       See accompanying notes to these consolidated financial statements.

                      NEWTEK CAPITAL, INC. AND SUBSIDIARIES
                      -------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
-------------------------------------------------

     On September 20, 2000, Newtek Capital, Inc. (Newtek) acquired the controlling interests in the underlying entities listed below and accordingly consolidates the financial statements of these entities with its own. Additionally, on September 20, 2000, Newtek's common stock began trading on the American Stock Exchange under the symbol "NKC". Newtek was formed on June 29, 1999 under the name Whitestone Holdings, Inc. and changed its name to Newtek Capital, Inc. on January 18, 2000, and the underlying entities comprise: BJB Holdings, Inc. ("BJB"), Wilshire Holdings I, Inc., Wilshire Holdings II, Inc., Newtek Securities, LLC, REXX Environmental Corp. ("REXX"), Whitestone Capital Markets, Inc., The Whitestone Group, LLC ("TWG"); Wilshire Advisers, LLC ("WA"), Wilshire NY Advisers II ("WAII"), and Wilshire New York Partners III ("WNYIII"), certified capital companies ("Capcos") in New York, Wilshire Partners, LLC ("WP"), a Capco in Florida, Wilshire Investors, LLC ("WI"), a Capco in Wisconsin, Wilshire Louisiana Advisers, LLC ("WLA"), and Wilshire Louisiana Partners II ("WLPII"), capcos in Louisiana (the Capco entities are, collectively, the "Capcos" and Newtek and all of these aforementioned entities and Capcos are collectively the "Company"). TWG acts as an investment adviser and manager to the aforementioned Capcos as well as a merchant bank and provides investment banking and business development services including general business consulting services, strategic planning, due diligence, merger and acquisition analysis, technology design and implementation support, joint venture negotiations and litigation support services. All significant intercompany balances and transactions are eliminated in consolidation.

     As described above, Newtek acquired the controlling interests in the underlying entities. In this connection, Newtek issued 18,823,285 shares of common stock in exchange for 100% of BJB's shares and the member interests in the underlying entities. The principal shareholders of Newtek were the principal owners of BJB and the underlying entities. As a result, Newtek has recorded the assets acquired and liabilities assumed at their historical values, with the net asset value recorded as a credit to stockholders' equity.

     Additionally, on September 19, 2000, Newtek completed its acquisition of REXX. Pursuant to the acquisition, REXX stockholders received one share of Newtek common stock in exchange for each share of REXX common stock held. The Company issued 2,467,576 shares of common stock in exchange for 100% (2,467,576 shares) of REXX stock. This transaction has been accounted for as a recapitalization, whereby Newtek has recorded the monetary assets and liabilities of REXX at their historical values (which were not material to the Company), with the net asset value recorded as a credit to stockholders' equity.

     The following is a summary of each Capco, state of certification and date of certification:

      Capco                    State of Certification     Date of Certification

      WA                       New York                   May 1998
      WP                       Florida                    December 1998
      WI                       Wisconsin                  October 1999
      WLA                      Louisiana                  October 1999
      WA II                    New York                   April 2000
      WLAII                    Louisiana                  October 2000
      WNYIII                   New York                   December 2000

     In general, the Capcos issue debt and equity instruments, generally warrants ("Certified Capital"), to insurance company investors ("Certified Investors"). The Capcos then make targeted investments ("Investments in Qualified Businesses", as defined under the respective state statutes), with the Certified Capital raised. Such investments may be accounted for as either consolidated subsidiaries, under the equity method or cost method of accounting, or as notes receivable, depending upon the nature of the investment and the Company's and/or the Capco's ability to control or otherwise exercise significant influence over the investee. Each Capco has a contractual arrangement with the particular state that legally entitles the Capco to receive (or earn) tax credits from the state upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the Capcos to maintain their state-issued certifications, the Capcos must make Investments in Qualified Businesses in accordance with these requirements. Each Capco also has separate, legal contractual arrangements with the Certified Investors obligating the Capco to pay interest on the aforementioned debt instruments whether or not it meets the statutory requirements for Investments in Qualified Businesses. The Capco can satisfy this interest payment, at the Capco's discretion, by delivering tax credits in lieu of paying cash. The Capcos legally have the right to deliver the tax credits to the Certified Investors. The Certified Investors legally have the right to receive and use the tax credits and would, in turn, use these tax credits to reduce their respective state tax liabilities in an amount usually equal to 100% of their certified investment. The tax credits can be utilized over a ten-year period at a rate of 10% per year and in some instances are transferable and can be carried forward.

     CASH AND CASH EQUIVALENTS
     -------------------------

     All highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents. The Company has bank balances in excess of the $100,000 of depository insurance provided by the Federal Deposit Insurance Corporation. Approximately $34,312,000 and $25,452,000 of the cash and cash equivalents as of December 31, 2000 and 1999, respectively, were restricted for managing and operating the Capcos, including making qualified investments.

     REVENUE RECOGNITION
     -------------------

     The Company recognizes consulting revenues as earned. Consulting revenues are earned at the time the related services are provided and when the right to receive payment is assured. Realized gains on investments are earned at the time the investments are sold.

     Income from tax credits: Following an application process, a state will notify a company that it has been certified as a Capco. The state then allocates an aggregate dollar amount of tax credits to the Capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the Capco. As described in "Basis of presentation and description of business," earlier in this note, the Capco is legally entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements and corresponding non-recapture percentages. At December 31, 2000, and December 31, 1999 as summarized earlier in this note, the Company had Capcos in four states. Each statute requires that the Capco invest a threshold percentage of Certified Capital in Qualified Businesses within the timeframes specified. As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco program. Such a disqualification, or "decertification" as a Capco results in a recapture of all or a portion of the allocated tax credits; the proportion of the recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks. As the Capco progresses in its investments in Qualified Businesses and, accordingly, places an increasing proportion of the tax credits beyond recapture, it earns an amount equal to the non-recapturable tax credits and records such amount as income, with a corresponding asset called "credits in lieu of cash", in the balance sheet. The amount earned and recorded as income is determined by multiplying the total amount of tax credits allocated to the Capco by the percentage of tax credits immune from recapture (the earned income percentage) under the state statute. To the extent that the investment requirements are met ahead of schedule, and the percentage of non-recapturable tax credits is accelerated, the present value of the tax credit earned is recognized currently and the asset, credits in lieu of cash, is accreted up to the amount of tax credits available to the Certified Investors.

     The total amount of tax credits allocated to each of the aforementioned capcos, the required investment percentages, recapture percentages and related earned income percentages, and pertinent dates are summarized as follows:

                                                  THE FIRST TO OCCUR
                                          -----------------------------------
                                                               INVESTMENT        DECERTIFICATION                       EARNED
       STATE              TOTAL TAX          INVESTMENT        BENCHMARK            RECAPTURE         RECAPTURE        INCOME
       CAPCO          CREDITS ALLOCATED      BENCHMARK            DATE             THRESHOLDS         PERCENTAGE     PERCENTAGE
       -----          -----------------      ---------      ----------------    ----------------      ----------     ----------
FLORIDA                  $37,384,028                                          Prior to 20%              100%              0%
Wilshire                                        20%             12/31/00      After 20% before 30%       70%             30%
Partners (WP)                                   30%             12/31/01      After 30% before 40%       60%             40%
                                                40%             12/31/02      After 40% before 50%       50%             50%
                                                50%             12/31/03      After 50%                   0%            100%

LOUISIANA                $18,040,000                                          Prior to 30%               100%             0%
Wilshire LA                                     30%             10/14/02      After 30% before 50%        70%            30%
Advisers (WLA)                                  50%             10/14/04      After 50%                    0%           100%

NEW YORK                 $ 3,810,161                                          Prior to 25%               100%             0%
Wilshire                                        25%             6/22/00       After 25% before 40%        85%            15%
Advisers (WA)                                   40%             6/22/01       After 40% before 50%        70%            30%
                                                50%             6/22/02       After 50%                    0%           100%

LOUISIANA                $ 3,050,000                                          Prior to 30%               100%             0%
Wilshire                                        30%             10/13/03      After 30% before 50%        70%            30%
LA Advisors II                                  50%             10/13/05      After 50%                    0%           100%
(WLA II)

NEW YORK                 $ 6,807,866                                          Prior to 25%               100%             0%
Wilshire                                        25%              4/7/02       After 25% before 40%        85%            15%
N.Y. Advisers II                                40%              4/7/03       After 40% before 50%        70%            30%
(WNY II)                                        50%              4/7/04       After 50%                    0%           100%

NEW YORK                 $35,160,202                                          Prior to 25%               100%             0%
Wilshire                                        25%             12/21/02      After 25% before 40%        85%            15%
N.Y. Partners III                               40%             12/21/03      After 40% before 50%        70%            30%
(WNY III)                                       50%             12/21/04      After 50%                    0%           100%

WISCONSIN                $16,666,667                                          Prior to 30%               100%             0%
Wilshire                                        30%             10/25/02      After 30% before 50%        70%            30%
Investors (WI)                                  50%             10/25/04      After 50%                    0%           100%

     Under the various state capco provisions, there is a difference in the amount of qualified investments made and the amount of income recognized by the respective capcos upon satisfaction of the various benchmarks. The table below relates the investments made, both as percentage of total funds and in dollar amounts, to the income recognized as each benchmark is achieved. In all of these programs, a majority of Newtek's income from the delivery of the tax credits will be recognized no later than five years into the ten year programs.

                        ALLOCATED                   INVESTMENT                      EARNED
     STATE                 TAX                      BENCHMARK                       INCOME
     CAPCO               CREDITS                 PERCENT/DOLLARS               PERCENT/DOLLARS
     -----               -------                 ---------------               ---------------
FLORIDA
Wilshire               $37,384,028            20%        $7,476,806          30%       $11,215,208
Partners (WP)                                 30%       $11,215,208          40%       $14,953,611
                                              40%       $14,953,611          50%       $18,692,014
                                              50%       $18,692,014         100%       $37,384,028


LOUISIANA
Wilshire  LA           $18,040,000            30%        $4,920,000          30%        $5,412,000
Advisers (WLA)                                50%        $8,200,000         100%       $18,040,000


NEW YORK
Wilshire                $3,810,161            25%          $952,540          15%          $571,524
Advisers (WA)                                 40%        $1,524,064          30%        $1,143,048
                                              50%        $1,905,081         100%        $3,810,161

WISCONSIN
Wilshire               $16,666,667            30%        $5,000,000          30%        $5,000,000
Investors (WI)                                50%        $8,333,334         100%       $16,666,667


LOUISIANA
Wilshire  LA            $3,050,000            30%          $915,000          30%          $915,000
Advisers  II                                  50%        $1,525,000         100%        $3,050,000
(WLA II)


NEW YORK
Wilshire N.Y.           $6,807,866            25%        $1,701,967          15%        $1,021,180
Advisers II                                   40%        $2,723,146          30%        $2,042,360
(WNY II)                                      50%        $3,403,933         100%        $6,807,866


NEW YORK
Wilshire N.Y.          $35,160,202            25%        $8,790,051          15%        $5,274,030
Partners III                                  40%        $1,406,408          30%       $10,548,060
(WNY III)                                     50%       $17,580,101         100%       $35,160,202

     During each of the years ended December 31, 2000 and 1999, certain capcos satisfied the initial investment benchmarks and the related recapture percentages requirements and, accordingly, earned a portion of the tax credits. See Note 9.

     FURNITURE, FIXTURES AND EQUIPMENT
     ---------------------------------

     Furniture, fixtures and equipment, which is comprised primarily of office equipment, are stated at cost, less accumulated depreciation. Depreciation of furniture, fixtures and equipment is provided on a straight-line basis using estimated useful lives of the related assets (five years).

     INCOME TAXES
     ------------

     For 1999, each of the aforementioned underlying entities is a Limited Liability Company ("LLC"). In lieu of corporate taxes, the members of an LLC are taxed on their proportionate share of the entity's taxable income. Accordingly, no liability for federal, state and local income taxes has been recorded in the accompanying consolidated financial statements as of and for the year ended December 31, 1999.

     In accordance with Financial Accounting Standards Board Statement on Financial Accounting Standards ("SFAS") Statement No. 109, "Accounting for Income Taxes" deferred tax assets and liabilities are computed based upon the differences between the financial statement and income tax basis of assets and liabilities using the enacted tax rates in effect for the year in which those temporary differences are expected to be realized or settled. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. In connection with Newtek's acquiring the interests in the underlying entities as described earlier in this note, Newtek has recorded deferred tax assets and liabilities resulting from the cumulative temporary book/tax differences from the underlying CAPCO subsidiaries' activities. See
Note 10.

     USE OF ESTIMATES
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. The most significant estimates are with respect to valuation of investments, credits in lieu of cash,, and amounts ascribed to warrants. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

     The carrying values of other assets, accounts payable and accrued expenses approximate fair value because of the short term maturity of these instruments. The carrying value of qualified investments, structured insurance product, notes and loans payable, credits in lieu of cash, interest payable, and warrants approximate fair value based on management's estimates.

     EARNINGS PER SHARE
     ------------------

     For the year ended December 31, 2000, net loss per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents in 2000 was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share. There was no common stock outstanding or common stock equivalents for the year ended December 31, 1999; however, a computation has been provided for comparative purposes. See Note 16.

     RECLASSIFICATIONS
     -----------------

     Certain 1999 amounts have been reclassified to conform to current year presentation.

NOTE 2 - INSURANCE:

     On November 19, 1998, WA purchased a structured insurance product covering a ten-year period (the "Capco Policy") from a AAA rated international insurance company (the "Insurer"). This insurance provides for (i) the repayment, on the maturity date, of the note payable issued by WA to the Certified Investors in connection with the capitalization of WA ("Note") (see Note 4) ("Coverage A") and (ii) the loss or recapture of the state tax credits delivered to the Certified Investors (see Note 1) ("Coverage B"). Notwithstanding the Insurer's obligation, WA remains primarily liable for repayment of the Note. Premiums for the Capco Policy have been paid in full at inception and the Capco Policy is non-cancelable. The Company paid a total of $1,805,599 for the Capco Policy. The costs of Coverages A and B were $1,647,905 and $157,694, respectively. Under Coverage A, the Insurer is required to pay the principal amount of the Note (Note 4), $2,673,797, on the maturity date in June, 2008. Accordingly, the Company has recorded the Coverage A payment as an asset, called structured insurance product, and has been increasing the recorded amount via an accretion to interest income. For the years ended December 31, 2000 and December 31, 1999 the Company recorded $102,938 for each year, as interest income. At the June, 2008 Note maturity date, the asset balance will be $2,673,797, the Insurer will pay the Certified Investors, and the Company will reverse this asset balance in full with a corresponding reversal of the Note balance.

     On May 10, 2000, WA purchased another structured insurance product covering an eight-year period (the "Capco Policy") from a AAA rated international insurance company (the "Insurer"). This insurance provides for the same terms and conditions as the aforementioned initial insurance product as described above. The Company paid a total of $821,500 for this additional Capco Policy. The costs of Coverages A and B were $661,432 and $160,068, respectively. Under Coverage A, the Insurer is required to pay the principal amount of the Note (Note 4), $1,136,364, on the maturity date in June, 2008. Accordingly, the Company has recorded the Coverage A payment as an asset, called structured insurance product, and has been increasing the recorded amount via an accretion to interest income. For the year ended December 31, 2000, the Company recorded $46,627 as interest income. At the June, 2008 Note maturity date, the asset balance will be $1,136,364, the Insurer will pay the Certified Investors, and the Company will reverse this asset balance in full with a corresponding reversal of the Note balance.

     The amount paid for Coverage B has been recorded as prepaid insurance and is being amortized to expense over the life of the Capco Policy. The Company has also purchased (as well as financed, see Note 5) Coverage B insurance in connection with transactions described in Note 7. Such amounts are accounted for in the same manner as Coverage B insurance referred to in this Note. The prepaid insurance balance of $12,187,376 at December 31, 2000 and $7,971,411 at December 31, 1999 is comprised solely of the unamortized cost of Coverage B insurance.

         The Company's Coverage A and B purchases are summarized as follows:

-------------------------------------------------------------------------------
                                            PREMIUM PAID FOR  PREMIUM PAID FOR
     CAPCO            DATE OF PURCHASE        COVERAGE A(3)    COVERAGE B (3)
-------------------------------------------------------------------------------
       WA               November 1998      $ 1,647,905 (1)       $   157,694
-------------------------------------------------------------------------------
  TOTAL - 1998                             $ 1,647,905           $   157,694
                                             =========               =======
-------------------------------------------------------------------------------
       WP                April 1999        $23,127,927 (2)       $ 3,998,948
-------------------------------------------------------------------------------
      WLA               October 1999       $ 9,175,844 (2)       $ 2,193,741
-------------------------------------------------------------------------------
       WI               October 1999       $ 9,086,227 (2)       $ 2,352,786
-------------------------------------------------------------------------------
  TOTAL - 1999                             $41,389,998           $ 8,545,475
                                            ==========             =========
-------------------------------------------------------------------------------
     WNYII              April 2000         $ 5,019,803 (2)       $   504,745
-------------------------------------------------------------------------------
       WA                May 2000          $   661,432 (1)       $   160,068
-------------------------------------------------------------------------------
     WLPII             October 2000        $ 2,456,565 (2)       $   319,958
-------------------------------------------------------------------------------
     WNYIII            December 2000       $29,052,790 (2)       $ 4,137,438
-------------------------------------------------------------------------------
  TOTAL - 2000                             $37,190,590           $ 5,122,209
                                            ==========             =========
-------------------------------------------------------------------------------

(1) Coverage A has been accounted for as a structured insurance product as described previously in this Note.
(2)  Coverage A has been accounted for as described in Note 7.
(3) Coverage B has been accounted for as described previously in this Note. Additionally, a portion of the premiums paid in 1999 and 2000 for Coverages A and B were financed by notes ($5,800,000) and the issuance of warrants ($1,545,429).

NOTE 3 - INVESTMENTS IN QUALIFIED BUSINESSES:

     Investments in Qualified Businesses (Note 1) represent notes receivable (debt investments) and investments in the equity of non-public companies; such investments are accounted for under the cost method. The following table is a summary of such investments as of December 31, 1999, shown separately between their debt ($8,250,000) and equity ($25,000) components (for a total non-consolidated Investment in Qualified Businesses of $8,275,000), and all terms of each are summarized. There are no expiration dates on any of the financial instruments, unless disclosed.

--------------------------------------------------------------------------------------------------------------------------------
DEBT                                                Date of       Maturity      Principal       Stated        Principal Amount
               Investee                   Type     Investment       Date         Amount      Interest Rate    December 31, 1999
================================================================================================================================
Merchant Data Systems Sales and           Debt      10/25/99      04/15/01       $3,500,000      7.00% -           $3,500,000
Marketing                                                                                        9.00%
--------------------------------------------------------------------------------------------------------------------------------
Transworld Business Brokers, Inc.         Debt      11/23/99      11/23/01       $3,150,000      5.25%             $3,150,000
--------------------------------------------------------------------------------------------------------------------------------
Down to Earth Technologies                Debt      12/15/99      02/16/01       $  500,000      9.00%             $  500,000
--------------------------------------------------------------------------------------------------------------------------------
Transworld Business Brokers, Inc.         Debt      11/23/99      11/23/01       $  350,000      6.00%             $  350,000
--------------------------------------------------------------------------------------------------------------------------------
1 800 GiftCertificate                     Debt      07/15/99      09/15/00       $  300,000      8.75%             $  300,000
--------------------------------------------------------------------------------------------------------------------------------
4G's Truck Renting Co., Inc.              Debt      01/15/99      07/15/00       $  300,000      6.50%             $  300,000
--------------------------------------------------------------------------------------------------------------------------------
Cedric Kushner Boxing, Inc.               Debt      11/17/98      01/31/00       $  150,000      9.00%             $  150,000
--------------------------------------------------------------------------------------------------------------------------------
TOTAL DEBT INVESTMENTS                                                           $8,250,000                        $8,250,000
                                                                                 ==========                        ==========

----------------------------------------------------------------------------------------------------------------------------------
EQUITY                                                                              Limited
                                                                                   Liability
                                                                                    Company           Original         Cost Basis
                              Date of          Type of         Common Stock        Membership        Investment       December 31,
        Investee             Investment      Investment      Equivalents (1)      Share Ratio          Amount             1999
        --------             ----------      ----------      ---------------      -----------          ------             ----
----------------------------------------------------------------------------------------------------------------------------------
1 800 GiftCertificate         07/15/99         Class B        113,140                  NA           $22,396           $22,396
                                              Preferred
                                              Stock(3)
----------------------------------------------------------------------------------------------------------------------------------
                              07/15/99         Class A         13,159                  NA           $2,604            $2,604
1 800 GiftCertificate                      Preferred Stock
----------------------------------------------------------------------------------------------------------------------------------
                                             Membership
Merchant Data Systems         10/21/99      Interests in         NA                  50.00%           $0                $0
Sales and Marketing                              LLC
----------------------------------------------------------------------------------------------------------------------------------
                                             Membership
                              11/23/99      Interests in         NA                  50.00%           $0                $0
BizBroker Net                                    LLC
----------------------------------------------------------------------------------------------------------------------------------
Cedric Kushner Boxing,        11/17/98       Options for         3                     NA             $0                $0
Inc.                                       Common Stock(2)
----------------------------------------------------------------------------------------------------------------------------------
Down to Earth                 12/15/99       Membership          NA                  50.00%           $0                $0
Technologies                                Interests in
                                                LLC
----------------------------------------------------------------------------------------------------------------------------------
TOTAL EQUITY INVESTMENTS                                                                         $   25,000        $   25,000
                                                                                                 ==========        ==========

TOTAL DEBT AND EQUITY INVESTMENTS DECEMBER 31, 1999                                              $8,275,000        $8,275,000
                                                                                                 ==========        ==========

                                       36

The following table is a summary of such investments as of December 31, 2000, shown separately between their debt ($11,038,932) and equity ($4,605,583) components (for a total non-consolidated Investment in Qualified Businesses of $15,644,515), and all terms of each are summarized. There are no expiration dates on any of the financial instruments, unless disclosed.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                                Principal
DEBT                                                                           Original                           Amount
                                                Date of         Maturity       Principal          Stated        December 31,
Investee                          Type         Investment         Date           Amount       Interest Rate        2000
============================================================================================================================
 Transworld Business Brokers,      Debt           11/99          11/23/01      $ 3,150,000         5.25%         $ 2,854,201
             Inc.
----------------------------------------------------------------------------------------------------------------------------
       CB Real Net, LLC            Debt          02/01/00         Various      $ 2,500,000        Various        $ 2,500,000
----------------------------------------------------------------------------------------------------------------------------
  Merchant Data Systems Sales      Debt           10/99          04/15/01      $ 3,500,000         9.00%         $ 1,598,950
         and Marketing
----------------------------------------------------------------------------------------------------------------------------
Multi-Media Distribution Corp.     Debt           06/00          06/14/02      $ 1,000,000        10.00%         $ 1,000,000
----------------------------------------------------------------------------------------------------------------------------
      4G's Truck Renting           Debt           12/00          On demand     $   900,000        10.00%         $   900,000
----------------------------------------------------------------------------------------------------------------------------
     Direct Creations, LLC         Debt            9/00           3/9/02       $   750,000        10.00%         $   750,000
----------------------------------------------------------------------------------------------------------------------------
 Transworld Business Brokers,      Debt           11/99          11/23/01      $   350,000         6.00%         $   250,000
             Inc.
----------------------------------------------------------------------------------------------------------------------------
     1 800GiftCertificate          Debt           07/99          09/15/01      $   300,000         8.75%         $   244,928
----------------------------------------------------------------------------------------------------------------------------
    Steve Kent Trucking(4)         Debt         3/00, 5/00        Various      $   747,000         Prime +       $   122,309
                                                                                                   1.00%
----------------------------------------------------------------------------------------------------------------------------
     Gerace Auto Parts(4)          Debt            4/00           Various      $   810,000         Prime +       $   131,276
                                                                                                   1.00%
----------------------------------------------------------------------------------------------------------------------------
  Merchant Data Systems, Inc.      Debt            8/00           1/11/02      $   100,000        10.00%         $   100,000
----------------------------------------------------------------------------------------------------------------------------
           AIDA, LLC               Debt            8/00          On demand     $   100,000        10.00%         $   100,000
----------------------------------------------------------------------------------------------------------------------------
       Gino's Seafood(4)           Debt         3/00, 4/00        Various      $   517,942         Prime +       $    86,692
                                                                                                   1.00%
----------------------------------------------------------------------------------------------------------------------------
Down to Earth Technologies, LLC    Debt        12/99, 8/00       08/16/01      $   580,000         9.00%         $    80,000
----------------------------------------------------------------------------------------------------------------------------
Embosser's Sales and Service(4)    Debt            8/00           Various      $   495,000         Prime +       $    80,144
                                                                                                   1.00%
----------------------------------------------------------------------------------------------------------------------------
    St. Gabriel Hardware(4)        Debt           11/00           Various      $   477,000         Prime +       $    79,500
                                                                                                   1.00%
----------------------------------------------------------------------------------------------------------------------------
   Data-Tel of Louisiana(4)        Debt           03/00           Various      $   513,000         Prime +       $    75,326
                                                                                                   1.00%
----------------------------------------------------------------------------------------------------------------------------
        Raising Cain(4)            Debt      3/00, 4/00, 5/00     Various      $   315,000         Prime +       $    48,606
                                                                                                   1.00%
----------------------------------------------------------------------------------------------------------------------------
   Tari's School of Dance(4)       Debt            5/00           Various      $   189,000         Prime +       $    31,500
                                                                                                   1.00%
----------------------------------------------------------------------------------------------------------------------------
          BBQ West(4)              Debt        10/00, 11/00       Various      $    49,500         Prime +       $     5,500
                                                                                                   1.00%
----------------------------------------------------------------------------------------------------------------------------
TOTAL DEBT INVESTMENTS                                                         $17,343,442                       $11,038,932
                                                                               ===========                       ===========

---------------------------------------------------------------------------------------------------------------------------------
EQUITY
                                                                                                   Original        Cost Basis
                              Date of          Type of         Common Stock     Percentage of     Investment     December 31,
Investee                    Investment       Investment      Equivalents (1)      Ownership         Amount            2000
--------                    ----------       ----------      ---------------      ---------         ------            ----
---------------------------------------------------------------------------------------------------------------------------------
Starphire Technologies,      08/25/00        Preferred             N/A              50.00%          $1,400,000        $1,485,001
LLC                                          Membership
                                            Interest w/
                                            voting rights
---------------------------------------------------------------------------------------------------------------------------------
                                              Preferred
                             09/25/00,       Membership
Niche Directories, LLC        12/1/00        Interest w/           N/A              37.50%          $1,344,000        $1,317,357
                                            voting rights
---------------------------------------------------------------------------------------------------------------------------------
AIDA, LLC                      10/00      Preferred Stock/         N/A               50%              $900,000          $793,044
                                            Common Stock
---------------------------------------------------------------------------------------------------------------------------------
Merchant Data Systems,        9/13/00     Preferred Stock/         N/A               35%              $900,000          $785,181
Inc.                                        Common Stock
---------------------------------------------------------------------------------------------------------------------------------
Multi-Media Distribution      6/14/00       Common Stock          66,000              3%              $200,000          $200,000
Corp.
---------------------------------------------------------------------------------------------------------------------------------
1800GiftCertificate          07/15/99          Class B           113,140             N/A               $22,396           $22,396
                                           Preferred Stock
---------------------------------------------------------------------------------------------------------------------------------
1800GiftCertificate          07/15/99          Class A            3,159              N/A                $2,604            $2,604
                                           Preferred Stock
---------------------------------------------------------------------------------------------------------------------------------
BizBroker Net, LLC           11/23/99        Membership            N/A              50.00%                  $0                $0
                                              Interest
---------------------------------------------------------------------------------------------------------------------------------
Cedric Kushner Boxing,       11/17/98        Options for            3                N/A                    $0                $0
Inc.                                       Common Stock(2)
---------------------------------------------------------------------------------------------------------------------------------
                                            Warrants for
CB Real Net, LLC             02/01/00        Membership            N/A              40.00%                  $0                $0
                                             Interest(3)
---------------------------------------------------------------------------------------------------------------------------------
Direct Creations               12/00         Membership            N/A               25%                    $0                $0
                                              Interest
---------------------------------------------------------------------------------------------------------------------------------
Down to Earth                12/15/99        Membership            N/A              50.00%                  $0                $0
Technologies, LLC                             Interest
---------------------------------------------------------------------------------------------------------------------------------
Merchant Data Systems        10/21/99        Membership            N/A              50.00%                  $0                $0
Sales and Marketing, LLC                      Interest
---------------------------------------------------------------------------------------------------------------------------------
TOTAL EQUITY INVESTMENTS                                                                            $4,769,000       $ 4,605,583
                                                                                                    ==========       ===========
TOTAL DEBT AND EQUITY INVESTMENTS DECEMBER 31, 2000                                                $22,112,442       $15,644,515
                                                                                                   ===========       ===========

(1) Common Stock Equivalents reflect conversion of all financial instruments into common stock.
(2)  Expires four years from date of investment, and has a $.01 exercise price.
(3)  Expires six years from date of investment, and has a $.01 exercise price.
(4) Represents Louisiana Small Business Administration (SBA) loans. Wilshire Louisiana's investment total for these types of loans was $4,113,472 as of December 31, 2000. Of this amount, approximately 80% was guaranteed by the SBA and was sold in the secondary market, while the remaining balance is amortized over 5 to 20 years. Accordingly, the CAPCO had $660,853 outstanding and received approximately $2,262,000 (55%) of credits toward the investment hurdle, based upon its agreement with the State of Louisiana.

     Investments in equity interests of and notes receivable from affiliated companies accounted for under the equity method amounted to $12,613,734 and $7,500,000 at December 31, 2000 and 1999, respectively. Additionally, the Company's investment balance in the equity of each of these investees is $4,580,583 and zero at December 31, 2000 and December 31, 1999, respectively. The Company did not record its share of the losses in these investees in the twelve months ended December 31, 1999 because its investment account was zero. During 2000, the Company made investments accounted for under the equity method aggregating $4,544,000. In the twelve months ended December 31, 2000, the Company recorded approximately $163,416 in net losses of these investees, pre-minority interest.

     The Company has not guaranteed any obligation of these investees, and the Company is not otherwise committed to provide further financial support for the investees. Periodically, the Company evaluates each of its individual investments for potential impairment in value. Should the Company determine that an impairment exists and it is deemed to be other than temporary, the Company will write down the recorded value of the asset to its estimated realizable value and record a corresponding charge in the statement of operations. At December 31, 2000, the Company has determined that there is an other than temporary decline in the value of its investments in debt instruments of
$1,231,849, which represented approximately $500,000 for Down To Earth Technologies, $336,050 for Merchant Data Systems Sales and Marketing, and
$395,950 for Transworld Business Brokers. After its evaluation of the aforementioned investments, management concluded that it is unlikely it will be able to recover these amounts. Accordingly, at December 31, 2000 and for the year then ended, the Company has written down the value of these investments and recorded a corresponding charge of $1,231,849.

NOTE 4 - NOTES PAYABLE - CERTIFIED INVESTORS:

     In June 1998 WA issued a Note and a warrant to a Certified Investor for a total amount of $2,673,797. The Company's interest obligations under the Note are as described in Notes 1 and 7. The warrant entitles the Certified Investor to purchase 13% of WA's member units at a purchase price of $.01 per unit. The warrant can be exercised at any time during the 10-year term of the Note.

     Of the total proceeds, the Company allocated $2,608,797 to the Note and $65,000 to the warrant. The Company initially recorded the Note at $2,608,797 and has been increasing such amount via an accretion to interest expense. For the year ended December 31, 2000 and 1999, the Company recorded $6,500 and $6,500, respectively, of interest expense for such accretion. At the maturity date in June 2008, the Note balance will be $2,673,797 and the Insurer (Note 2) will pay such amount to the Certified Investor.

     In May 2000, WA issued an additional Note to a Certified Investor for total proceeds of $1,251,630. This Note has been recorded at its face amount of $1,136,364, which is the amount payable at maturity in 2008. The interest rate on this note is 10%. The excess of the proceeds over the face amount, or $115,266, will be amortized to income over the term of the Note.

     Under the terms of the Notes WA is required to maintain minimum levels of working capital and tangible net worth, as defined. At December 31, 1999 and 2000 WA was in compliance with such requirements.

NOTE 5 - NOTES PAYABLE - INSURANCE:

     In October 1999, WI and WLA each borrowed $2,000,000 ($4,000,000 in total), from a financing company to finance a portion of the total premiums due to an insurance company. The notes bear interest at 8.5%, and are payable in three installments beginning on April 1, 2001, with the final payment due on October 24, 2002. Accrued interest at December 31, 2000 and December 31, 1999 amounted to $403,000 and $50,922.

     In April 2000, WNYII borrowed $1,500,000 from a financing company to finance a portion of the total premiums due to an insurance company. The note bears interest at 9.5%, and is payable in three installments beginning on October 13, 2001, with the final payment due on April 13, 2003. Accrued interest at December 31, 2000 amounted to $79,130.

     In October 2000, WLPII borrowed $300,000 from a financing company to finance a portion of the total premiums due to an insurance company. The note bears interest at 9.92%, and is payable in three installments beginning on April 13, 2001, with the final payment due on October 13, 2003. Accrued interest at December 31, 2000 amounted to $7,876.

NOTE 6- NOTES PAYABLE - BANK:

     In August 1999, the Company entered into a $750,000 one year revolving working capital loan with a bank bearing interest at 8.75% per annum. At December 31, 1999, the Company had borrowed $725,358 from the bank. As of December 31, 2000, the Company had repaid the loan along with any accrued interest.

NOTE 7 - INTEREST PAYABLE AND DEFEASANCE OF DEBT:

     As described in Note 1, each Capco has separate contractual arrangements with the Certified Investors obligating the Capco to pay interest on the aforementioned debt instruments.

     During 2000 and 1999, at the time the Capcos obtained the proceeds from the issuance of the debt instruments and warrants to the Certified Investors, the Capcos also purchased insurance contracts from the Insurer. These insurance contracts are similar to those described in Note 2; however, the Coverage A portion of these contracts fully defeases the Capco's liability for the full amount of proceeds obtained from the Certified Investors. The Insurer is primarily liable to the Certified Investors for such amounts. The Capcos, however, are secondarily, or contingently, liable for such payment, and remain primarily liable for the interest obligation. The Coverage B portion of these contracts is similar to such coverage described in Notes 2 and 4.

     The Company has allocated the initial proceeds received from the Certified Investors as follows:

                                                         2000           1999
                                                          ----           ----

           Notes payable, including premiums          $55,008,122   $71,844,056
           Warrants                                     1,481,594     3,273,971
                                                      -----------   -----------
                                                      $56,489,716   $75,118,027

     Concurrently, in 2000 and 1999, the Company purchased Coverage A to defease principal portion of the Notes payable. The resulting difference, less the note premiums, represents the excess of the initial liability under the debt instruments over the Coverage A payments, and has been recorded as interest payable, representing the present value of the Capco's total liability to pay interest to the Certified Investors. Such amount will be increased via an accretion of interest expense during the 10-year period the Capcos are obligated to pay interest, and will decrease as the Capcos pay interest via delivering the tax credits, or paying cash (Note 9).

     The   following   is  a  summary  of  the   defeasance   transactions   and
reconciliation of interest payable balances at December 31, 2000 and 1999 (exclusive of proceeds allocated to warrants as noted above):

                                                      2000              1999
                                                 ---------------   -------------
   Note payable, including premiums              $  55,008,122     $ 71,844,056
   Less: purchase of coverage A                     (36,529,158)    (41,389,998)
   Less: note premiums allocated to defeasance        (707,688)      (1,393,361)
                                                      ---------    ------------
   Allocated to interest payable                    17,771,276       29,060,697
   Plus: interest payable, beginning of year        31,583,438          160,428
   Plus: accretion of interest expense for the
   year                                              6,793,193        2,362,313
                                                 ---------------  -------------
         Interest payable, end of year           $  56,147,907    $  31,583,438


The total amount of interest payable to the Certified Investors through the ten year period is approximately $117,414,000.

     Under the note agreements, no interest is paid in cash provided that the Certified Investors receive tax credits. The Certified Investors acknowledge that the Insurer is primarily responsible for the repayment of the original proceeds on the maturity dates.

NOTE 8 - WARRANTS:

     The warrants entitle the holders to purchase, for a $.01 exercise price, an interest in each respective Capco. The values ascribed to the warrants issued to the Certified Investors (Note 7) and the Insurer have been recorded as minority interests. In addition, certain minority interests have already been acquired by minority shareholders. The following is the aggregate percentage interest of the minority shareholders in each respective Capco:

                     Capco                   % Interest
                     -----                   ----------

                 WA, New York                    13%

                 WP, Florida                     43%

                 WI, Wisconsin                   53%

                 WLA, Louisiana                  24%

                 WNYII, New York                 36%

                 WLPII, Louisiana                10.5%

                 WNYIII, New York                18.9%

NOTE 9 - INCOME FROM TAX CREDITS:

     As described in Note 1, each Capco has a contractual arrangement with a particular state that legally entitles the Capco to earn tax credits (normally ranging from 10% to 11% per year) from the state upon satisfying certain criteria. During the year ended December 31, 1999, two Capcos satisfied the initial investment benchmark and the related recapture percentage requirements and, accordingly, earned a portion of the tax credits, aggregating approximately $10,964,000 after applying a time value discount of $652,000 to the total earned income amount of $11,616,000. During the year ended December 31, 2000, the same two Capcos satisfied the investment benchmarks and the related recapture percentage requirements (WA satisfied its final investment benchmark) and, accordingly, earned a portion of the tax credits, aggregating approximately $6,114,000 after applying a time value discount of approximately $844,000 (the full amount of such portion is approximately $6,958,000). In addition, the Company recognized approximately $419,000 of income from the accretion of the discount attributable to tax credits earned in 1999. As the tax credits are utilized by the Certified Investors, the asset balance are offset against interest payable (Note 7).

NOTE 10 - INCOME TAXES:

Provision for income taxes for the year ended December 31, 2000 is as follows (there was no current provision):

Deferred provision:
   Federal                          $1,070,475
   State and local                     310,783
                                    ----------

Provision for income taxes          $1,381,258
                                    ==========

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate (34%) to the provision for income taxes for the year ended December 31, 2000 is as follows:
                                                        (Benefit)
                                                        Provision
                                                        ---------
           Benefit for income taxes at U.S.
           federal statutory rate of 34%             ($1,454,530)

           State  and  local  taxes,  net  of
           federal benefit                              (256,681)
           Non-deductible items                          161,168

           Cumulative true-up (Note 1)                 2,931,301
                                                       ---------
                                                      $1,381,258

Deferred tax assets and liabilities consisted of the following at December 31, 2000:

           Deferred tax assets:
                 Net operating losses                        $2,149,464
                 Interest payable                               635,237
           Total deferred tax assets                          2,784,701
                                                              ---------
           Deferred tax liabilities:
                 Credits in lieu of cash                    (4,165,959)
                                                            -----------
           Total deferred tax liabilities                   (4,165,959)
                                                            -----------
           Net deferred tax liability                     $ (1,381,258)
                                                          =============

At December 31, 2000 the Company has net operating losses aggregating approximately $5,374,000 which expire in 2020. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. Management has determined that a valuation allowance is not required at December 31, 2000 as it believes that it is more likely than not that the deferred tax asset will be realized.

NOTE 11 - COMMITMENTS AND CONTINGENNCIES:

     A Capco is required to make Investments in Qualified Businesses under a qualified investment schedule, as defined, in order to remain certified as a Capco. If the Company does not make such qualified investments within the statutorily provided time frame, the Capco is subject to Decertification and Revocation, as defined in the respective Capco agreements, of its certificate and, accordingly, the Certified Investor could be subject to forfeiture or recapture of its previously granted respective state tax credits. This risk has been insured under Coverage B (Notes 2 and 7). Generally, a Capco must invest at least 50% of its Certified Capital in qualified businesses within five years after the certification date. At December 31, 2000 and 1999, the Company had invested the percent of its certified capital as follows:

                  Capco            December 31, 2000        December 31, 1999
          -------------------      -----------------        -----------------

         WA, New York                        65%                    38%
         WP, Florida                         34%                    20%
         WI, Wisconsin                       15%                     0%
         WLA, Louisiana                      23%                     0%
         WNYII, New York                      6%                    N/A
         WLAPII, Louisiana                    0%                    N/A
         WNYIII, New York                     0%                    N/A

     The Company has entered into employment agreements with certain officers. Each employment agreement provides for a two year term at an annual base salary of $300,000, an automatic one-year extension on the agreement's commencement anniversary date, unless either party provides written notice 90 days before the expiration date, an annual 10% increase in base salary and certain other terms. At December 31, 2000 the future minimum commitments are $900,000 for each of the years ended December 31, 2001 and 2002.

     From time to time Newtek and its subsidiaries are parties to various legal proceedings in the normal course of business. At December 31, 2000, there were no legal proceedings which management anticipates would have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 12 - ASSETS HELD FOR SALE:

     The Company owns a building and land in Mississippi which is currently for sale. The note held by the Bank of Mississippi, and collateralized by the property, was due on February 10, 2001. The Company and the bank have negotiated a three-year extension of the due date of the mortgage under the existing terms.

NOTE 13 - RELATED PARTY TRANSACTIONS:

     For the years ended December 31, 2000 and December 31, 1999, the Company rented office space at $3,000 per month on a month-to-month basis from a related party. In addition, for the years ended December 31, 2000 and December 31, 1999, the Company incurred financial consulting expenses of approximately $144,000 and $16,000, respectively, from a related party. At December 31, 1999, the Company's members had advanced a total of $21,000 to the Company. Such amount was repaid in 2000.

NOTE 14 -      EXTRAORDINARY GAIN ON DEFEASANCE OF DEBT:

     As a result of the debt defeasance described in Note 7 the Company recognized a pre-tax net gain of $602,916 and $924,120 for the years ended December 31, 2000 and December 31, 1999, respectively. These gains have been classified as an extraordinary item in the consolidated statements of operations.

NOTE 15:  STOCK OPTIONS GRANTED TO DIRECTORS AND EMPLOYEES

     As of December 31, 1999, there were no stock options granted.

     As of December 31, 2000, there were vested options outstanding to purchase an aggregate of 29,708 shares of common stock at the exercise prices ranging from $7.00 to $10.00 per share, expiring in 2010.

     The Company has granted a total of 993,000 options to purchase shares of Common Stock to management, employees and directors. Detail of option activity is as follows:

                                                                     Weighted
                                                   Number             Average
                                                     of              Exercise
                                                   Shares              Price

Balance, December 31, 1999                                 0        $        0
Expired during year                                       --                --
Granted during year                                  993,000        $     7.08
Exercised during year                                      0        $        0
                                                    --------        ----------

Balance, December 31, 2000                           993,000        $     7.08
                                                    ========        ==========

Exercisable at December 31, 2000                      29,708        $     7.08
                                                    ========        ==========


     The Company has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options.

     The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in SFAS 123 "Accounting for Stock-based Compensation" had been used in accounting for stock options.

                                                                  2000
         Pro forma results of operations:
               Net loss                                     $ (4,867,008)
               Basic and diluted net loss per share                $(.25)

     The weighted average fair value ($7.26) of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 120.0%, risk-free interest rate of 5.69%, expected dividends of $0 and expected terms of 3 years.

NOTE 16 - EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. There were no common stock equivalents in 1999. The dilutive effect of common stock equivalents were anti-dilutive for the year ended December 31, 2000 and, therefore, have been excluded from the calculation of diluted earnings per share.

     The calculations of Net Income (Loss) Per Share were:

                                                       Year ended
                                                      December 31,
                                          -------------------------------------
                                               2000                 1999
                                          ----------------    -----------------
Basic
     Net income (loss)                      $(3,425,122)        $ 5,425,794
     Weighted average shares                 19,309,840          18,250,000
     Basic and Diluted                            $(.18)               $.30


NOTE 17 -      DERIVATIVES AND HEDGING ACTIVITIES

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. In June 2000, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS 138") was issued. SFAS 133 and SFAS 138 address the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company is required to adopt SFAS 133 and SFAS 138 in the first quarter of 2001. The Company anticipates that the adoption of SFAS 133 and SFAS 138 as of January 1, 2001 will not have a material effect on its financial position or results of operations.

NOTE 18 -      SUBSEQUENT EVENT:

     In February 2001, WNYIII borrowed $5,200,000 from a financing company to finance a portion of the total premiums due to an insurance company. The note bears interest at 8.92%, and is payable in three installments beginning in 2002.

NOTE 19 - QUARTERLY INFORMATION (UNAUDITED):

                                                             Three Months Ended
                                   ---------------------------------------------------------------------
        2000                            3/31               6/30               9/30               12/31           Full Year
Total Revenue                      $   600,988        $   667,898        $ 3,970,522        $ 3,470,834       $ 8,710,242
--------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)             (1,357,043)        (1,969,972)        (2,727,481)         2,568,817        (3,485,679)
--------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before
Extraordinary Gains                   (812,429)        (1,820,445)        (1,799,773)           404,559        (4,028,088)
--------------------------------------------------------------------------------------------------------------------------
Net Income                            (812,429)        (1,388,564)        (1,799,773)           575,594        (3,425,172)
--------------------------------------------------------------------------------------------------------------------------
Income (Loss) per share after extraordinary gain on defeasance of debt
--------------------------------------------------------------------------------------------------------------------------
                                        ($0.04)           ($0.08)             ($0.10)             $0.03            ($0.18)
--------------------------------------------------------------------------------------------------------------------------
                                        ($0.04)           ($0.08)             ($0.10)             $0.03            ($0.18)
--------------------------------------------------------------------------------------------------------------------------

                                                             Three Months Ended
                                   ---------------------------------------------------------------------
        1999                            3/31               6/30               9/30               12/31           Full Year
Total Revenue                      $   437,427        $   180,587         $   249,125         $11,014,987        $11,882,126
-----------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                247,178           (715,553)           (725,230)          9,216,088          8,022,483
-----------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before
Extraordinary Gains                    215,628           (341,285)           (368,850)          4,996,181          4,501,674
-----------------------------------------------------------------------------------------------------------------------------
Net Income                             215,628           (358,104)           (368,850)          5,937,120          5,425,794
-----------------------------------------------------------------------------------------------------------------------------
Income (Loss) per share after extraordinary gain on defeasance of debt
-----------------------------------------------------------------------------------------------------------------------------
                                         $0.01            ($0.02)              ($0.02)              $0.33              $0.30
-----------------------------------------------------------------------------------------------------------------------------
                                         $0.01            ($0.02)              ($0.02)              $0.33              $0.30
-----------------------------------------------------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The information required by this item as to Newtek Capital, Inc.'s directors, executive officers and control persons is contained in the Company's proxy statement to be filed prior to April 1, 2001, under the captions, "Election of Directors' and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

ITEM 10.   EXECUTIVE COMPENSATION

     The information required by this item as to Newtek Capital, Inc.'s executive compensation is contained in the Company's proxy statement to be filed prior to April 1, 2001, under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is contained in the Company's proxy statement to be filed prior to April 1, 2001, under the caption, "Voting Securities and Principal Stockholders" and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained in the Company's proxy statement to be filed prior to April 1, 2001, under the captions, "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation," and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

NUMBER     DESCRIPTION
------     -----------

2.1 Agreement and Plan of Merger between REXX Environmental Corporation and Newtek Capital, Inc. (formerly known as TWG, Inc.) dated December 9, 1999. (Incorporated by Reference to Exhibit 2.1 to Registration Statement No. 333-43550).
2.2 Plan of Merger between BJB Holdings and Whitestone Acquisition Corp. dated January 14, 2000. (Incorporated by reference to Exhibit No. 2.2 to Registration Statement No. 333-43550).
2.3 Stock Purchase Agreement among Greg S. Watkins, Daren J. Barone and REXX Environmental Corporation dated June 10, 1999. (Incorporated by reference to Exhibit No. 2.3 to Registration Statement No. 333-43550).
2.4 Letter Agreements amending the term of the Stock Purchase Agreement dated November 29, 1999, January 6, 2000, April 27, 2000 and June 28, 2000.
     (Incorporated by reference to Exhibit No. 2.4 to Registration Statement No. 333-43550).
3.1 Certificate of Incorporation of Newtek Capital, Inc. (Incorporated by reference to Exhibit No. 3.1 to Registration Statement No. 333-43550).

3.2  Bylaws of Newtek  Capital,  Inc. ( Incorporated by reference to Exhibit No.
     3.2 to Registration Statement No. 3.2).
10.1 Form of Employment Agreement with Jeffrey G. Rubin (Incorporated by reference to Exhibit No. 10.1 to Registration Statement No. 333-43550).
10.2 Form of Employment Agreement with Barry Sloane ((Incorporated by reference to Exhibit No. 10.2 to Registration Statement No. 333-43550).
10.3 Form of Employment Agreement with Brian A. Wasserman (Incorporated by reference to Exhibit No. 10.3 to Registration Statement No. 333-43550).
10.4 Management Services Agreement with JR Group, LLC (Incorporated by reference to Exhibit No. 10.4 to Registration Statement No. 333-43550).
10.5 Management Services Agreement with The Sloane Organization, LLC (Incorporated by reference to Exhibit No. 10.5 to Registration Statement No. 333-43550).
10.6 Management Services Agreement with Sharp Management, LLC (Incorporated by reference to Exhibit No. 10.6 to Registration Statement No. 333-43550).
21   Subsidiaries of the Registrant
23.1 Consent of PricewaterhouseCoopers LLP

(b) Reports on Form 8-K:

     On October 4, 2000, Newtek reported the completion of its acquisition of REXX on September 19, 2000 and the related issuance of 20,981,861 shares of its common stock.

                                   SIGNATURES

     In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NEWTEK CAPITAL, INC.

Date: March  1,  2001                 By: /s/ Barry Sloane
                                          ----------------------------------
                                          Barry Sloane
                                          (Chairman and Chief Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                   TITLE                          DATE
          ---------                   -----                          ----


/S/ BARRY SLOANE
---------------------------
     Barry Sloane           Chairman of the Board and Chief       March 1, 2001
                            Executive Officer and Secretary

/S/ Jeffrey G. Rubin
---------------------------
     Jeffrey G. Rubin       President, Chief Investment           March 1, 2001
                            Officer and Director

/S/ BRIAN A. WASSERMAN
---------------------------
     Brian A. Wasserman     Treasurer, Chief Financial            March 1, 2001
                            Officer and Director

/S/ JOHN COX
---------------------------
     John Cox               Director                              March 1, 2001


/S/ STEVEN A. SHENFELD
---------------------------
     Steven A. Shenfeld     Director                              March 1, 2001


/S/ MATTHEW BURNS
---------------------------
     Matthew Burns          Director                              March 1, 2001


/S/ GIUSEPPE SOCCODATO
---------------------------
     Giuseppe Soccodato     Controller and Chief Accounting       March 1, 2001
                            Officer