Form 10KSB/A
period 2000-12-31
NEWTEK CAPITAL INC
filed 2001-03-07
CIK 1094019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

     The Company's business originated in 1998 in the organization and operation of what are now seven certified capital companies, or "capcos". Since 1998, the business of Newtek has focused on the deployment of these capco funds and the receipt of related tax credit income described below. In this process, has determined that the capcos provide a base for the structuring, development and acquisition of further businesses, particularly early-stage, technology-oriented companies focused on Internet related commerce, or "e-commerce." Since the last quarter of 1999, the Company has been working to expand its business development activities, and its goal is to be a premier business partner for its acquired or affiliated companies by helping them implement their business strategies in a manner consistent with Newtek's objectives. Through the capco programs and otherwise, the Company is operating as a holding company for a network of partner companies in a collaborative and coordinated effort to develop successful businesses in a number of existing as well as emerging, technological business lines.

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


                                      NEWTEK CAPITAL, INC.

Date: March  6,  2001                 By: /s/ Barry Sloane
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

          SIGNATURE                   TITLE                          DATE
          ---------                   -----                          ----


/S/ BARRY SLOANE
---------------------------
     Barry Sloane           Chairman of the Board and Chief       March 6, 2001
                            Executive Officer and Secretary

/S/ Jeffrey G. Rubin
---------------------------
     Jeffrey G. Rubin       President, Chief Investment           March 6, 2001
                            Officer and Director

/S/ BRIAN A. WASSERMAN
---------------------------
     Brian A. Wasserman     Treasurer, Chief Financial            March 6, 2001
                            Officer and Director

/S/ JOHN COX
---------------------------
     John Cox               Director                              March 6, 2001


/S/ STEVEN A. SHENFELD
---------------------------
     Steven A. Shenfeld     Director                              March 6, 2001


/S/ MATTHEW BURNS
---------------------------
     Matthew Burns          Director                              March 6, 2001


/S/ GIUSEPPE SOCCODATO
---------------------------
     Giuseppe Soccodato     Controller and Chief Accounting       March 6, 2001
                            Officer