Form 10QSB
period 2001-03-31
NEWTEK CAPITAL INC
filed 2001-05-15
CIK 1094019

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------


                                  FORM 10QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

                                       OR
[X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   001-16123
                        -----------------


                              NEWTEK CAPITAL, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


                New York                                   11-3504638
   -------------------------------------            -----------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

 1500  Hempstead Turnpike, East Meadow, NY                 11554
------------------------------------------              ------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  (
                                                     -

  Check whether the registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes    x    No
    ------     -----

  As of April 30, 2001, 21,644,210 shares of Common Stock were issued and outstanding.

                                 CONTENTS

                                                                             PAGE
                                                                             ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets (Unaudited) as of March 31, 2001
          and December 31, 2000.............................................   2

     Consolidated Statements of Operations (Unaudited) for the Three-Month
          Periods Ended March 31, 2001 and 2000.............................   3

     Consolidated Statements of Cash Flows (Unaudited) for the Three-Month
          Periods Ended March 31, 2001 and 2000.............................   4

     Notes to Unaudited Consolidated Financial Statements...................   6

Item 2.  Management's Discussion and Analysis or Plan of Operation..........  11

SIGNATURES..................................................................  14

                         PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                      NEWTEK CAPITAL, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                          March 31,       December  31,
                                            2001              2000
                                         ----------       -----------

ASSETS
-------
Cash and cash equivalents                $ 38,812,301     $34,697,081
Credits in lieu of cash                    19,618,314      17,496,810
Investments in qualified businesses        13,028,898      15,644,515
Structured insurance                        2,596,221       2,570,487
Prepaid insurance                          11,823,724      12,187,376
Prepaid expenses and other assset             389,611         411,195
Furniture, fixtures and equipemnt, net         29,449           31,46
Asset held for sale                           500,000         500,000
                                           ----------      ----------
Total asets                               $86,798,518     $83,538,926
                                          ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
Accounts payable and accrued expenses    $  1,259,045    $  2,546,800
Notes-payable - certified  investors        3,862,591       3,861,220
Notes payable - insurance                   9,666,666       5,800,000

Mortgage payable                              356,817         369,339
Interest payable                           55,339,090      56,147,907
Deferred tax liability                      1,756,872       1,381,258
                                           ----------      ----------

Total                                      72,241,081      70,106,524
                                           ----------      ----------

Minority interest                           4,144,492       4,163,053
                                           ----------      ----------
Commitments and contingencies
 Stockholders' equity:
    Common Stock (par
     value $0.02 per
     share: authorized
     39,000,000
     shares, issued and
     outstanding
     21,644,210 and 21,373,460)               432,884         427,469
    Additional paid-in
     Capital                               12,644,762      12,267,052
                                           ----------      ----------
    Accumulated deficit                    (2,664,701)     (3,425,172)
                                         ------------    ------------

Total stockholders' equity                 10,412,945       9,269,349
                                         ------------    ------------

    Total liabilities and
     stockholders' equity                $ 86,798,518    $ 83,538,926
                                         ============    ============

       See accompanying notes to these Consolidated financial statements.

                     NEWTEK CAPITAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                      March 31     March 31,
                                                                        2001         2000
                                                                        ----         ----
Revenue:
 Income from tax credits                                           $ 6,030,103   $   110,269
 Consulting fee income                                                   8,000        14,300
 Interest and dividend income                                          638,210       476,419
 Other income                                                           45,238            --
                                                                   -----------   -----------

    Total revenue                                                    6,721,551       600,988
                                                                   -----------   -----------

Expenses:
 General and administrative                                          1,850,703       800,552
 Interest                                                            3,335,532     1,157,479
                                                                   -----------   -----------

    Total expenses                                                   5,186,234     1,958,031
                                                                   -----------   -----------

Income (loss) before equity in losses of affiliates,
provision for taxes, and minority interest                           1,535,317    (1,357,043)

Equity in net losses of affiliates                                    (298,798)           --
                                                                   -----------   -----------

(Loss) income before provision for taxes, extraordinary gain on
defeasance of debt and minority interest                             1,236,519    (1,357,043)

Provision for taxes                                                   (494,608)           --
                                                                   -----------   -----------

Income (loss) before minority interest                                 741,911    (1,357,043)

Minority interest                                                       18,561       544,614
                                                                   -----------   -----------

Net income (loss)                                                  $   760,471   $  (812,429)
                                                                   ===========   ===========

Weighted average common shares outstanding
 Basic                                                              21,382,586    18,456,348
 Diluted                                                            21,382,586    18,456,348

Income (loss) per share
 Basic                                                                    $.04         $(.04)
 Diluted                                                                  $.04         $(.04)




       See accompanying notes to these Consolidated financial statements.

                     NEWTEK CAPITAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                 Three Months Ended
                                                                     March 31,
                                                            ----------------------------

                                                                   2001             2000
                                                            -----------    -------------
Cash flows from operating activities:
 Net income (loss)                                           $   760,471   $  (812,429)
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
   Equity in net losses of affiliates                            298,798            --
   Income from tax credits                                    (6,030,103)     (110,269)
   Deferred Income Taxes                                         375,614
   Depreciation and other amortization                             2,013         4,764
   Accretion of interest income                                  (25,734)      (25,734)
   Accretion of interest expense                               3,104,657     1,140,685
   Issuance of warrants for services performed                    58,800            --
   Minority interest included in loss                            (18,561)     (544,614)
   Changes in assets and liabilities:
     Prepaid insurance                                           363,652       208,637
     Prepaid expenses and other assets                            21,584        (3,437)
     Accounts payable and accrued expenses                    (1,291,266)     (901,640)
                                                             -----------   -----------

      Net cash used in operating activities                   (2,380,075)   (1,044,037)
                                                             -----------   -----------

Cash flows from investing activities:
 Investments in qualified businesses                          (9,631,833)   (4,376,877)
 Return of principal - qualified investments                   6,245,320       165,000
 Consolidation of majority owned investments                   5,703,333            --
 Other investments                                                     -      (220,000)
 Purchase of machinery and equipment                                   -        (9,722)
                                                             -----------   -----------

      Net cash provided by (used in) investing activities      2,316,820    (4,441,599)
                                                             -----------   -----------




       See accompanying notes to these Consolidated financial statements.

                     NEWTEK CAPITAL, INC. AND SUBSIDIARIES

                                                       Three Months Ended
                                                            March 31,
                                                    ---------------------------

                                                        2001            2000
                                                    -----------     -----------
Cash flows from financing activities:
 Payment of note payable - bank                                -      (725,358)
 Proceeds from issuance of note payable insurance      5,200,000             -
 Payments of note payable insurance                   (1,333,334)            -
 Payments on mortgage payable                            (12,522)            -
 Net proceeds from issuance of common stock              726,391     1,625,000
 Distributions to CAPCO members                         (402,060)     (225,000)
 Loans payable - members                                       -       351,000
                                                     -----------   -----------

      Net cash provided by
      financing activities                             4,178,475     1,025,642
                                                     -----------   -----------

Net increase (decrease) in cash
and cash equivalents                                   4,115,220    (4,459,994)

Cash and cash equivalents -
beginning of period                                  $34,697,081    25,454,016
                                                     -----------   -----------

Cash and cash equivalents - end of period            $38,812,301   $20,994,022
                                                     ===========   ===========

Supplemental disclosure of non-cash financing activities:
---------------------------------------------------------

  Reduction of credits in lieu of cash and interest
     payable balances due to delivery of tax credits
     to certified investors:                         $ 3,908,599



       See accompanying notes to these Consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation and description of business


     On September 20, 2000, Newtek Capital, Inc. (Newtek) acquired the controlling interests in the underlying entities listed below and accordingly consolidates the financial statements of these entities with its own. Additionally, on September 20, 2000, Newtek's common stock began trading on the American Stock Exchange under the symbol "NKC". Newtek was formed on June 29, 1999 under the name Whitestone Holdings, Inc. and changed its name to Newtek Capital, Inc. on January 18, 2000, and the underlying entities comprise: BJB Holdings, Inc. ("BJB"), Wilshire Holdings I, Inc., Wilshire Holdings II, Inc., Newtek Securities, LLC, REXX Environmental Corp. ("REXX"), Whitestone Capital Markets, Inc., The Whitestone Group, LLC ("TWG"); Wilshire Advisers, LLC ("WA"), Wilshire NY Advisers II LLC ("WAII"), and Wilshire New York Partners III LLC ("WNYIII"), certified capital companies ("Capcos") in New York, Wilshire Partners, LLC ("WP"), a Capco in Florida, Wilshire Investors, LLC ("WI"), a Capco in Wisconsin, Wilshire Louisiana Advisers, LLC ("WLA"), and Wilshire Louisiana Partners II LLC ("WLPII"), capcos in Louisiana (the Capco entities are, collectively, the "Capcos" and Newtek and all of these aforementioned entities and Capcos are collectively the "Company"). TWG acts as an investment adviser and manager to the aforementioned Capcos as well as a merchant bank and provides investment banking and business development services including general business consulting services, strategic planning, due diligence, merger and acquisition analysis, technology design and implementation support, joint venture negotiations and litigation support services. All significant intercompany balances and transactions are eliminated in consolidation.

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

        The following is a summary of each Capco, state of certification and date of certification:

        Capco     State of Certification  Date of Certification

        WA        New York                May 1998
        WP        Florida                 December 1998
        WI        Wisconsin               October 1999
        WLA       Louisiana               October 1999
        WAII      New York                April 2000
        WLPII     Louisiana               October 2000
        WNYIII    New York                December 2000


     In general, the Capcos issue debt and equity instruments, generally warrants ("Certified Capital"), to insurance company investors ("Certified Investors"). The Capcos then make targeted investments ("Investments in Qualified Businesses", as defined under the respective state statutes), with the Certified Capital raised. Such investments may be accounted for as either consolidated subsidiaries, under the equity method or cost method of accounting, or as notes receivable, depending upon the nature of the investment and the Company's and/or the Capco's ability to control or otherwise exercise significant influence over the investee. Each Capco has a contractual arrangement with the particular state that legally entitles the Capco to receive (or earn) tax credits from the state upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the Capcos to maintain their state-issued certifications, the Capcos must make Investments in Qualified Businesses in accordance with these requirements. Each Capco also has separate, legal contractual arrangements with the Certified Investors obligating the Capco to pay interest on the aforementioned debt instruments whether or not it meets the statutory requirements for Investments in Qualified Businesses. The Capco can satisfy this interest payment, at the Capco's discretion, by delivering tax credits in lieu of paying cash. The Capcos legally have the right to deliver the tax credits to the Certified Investors. The Certified Investors legally have the right to receive and use the tax credits and would, in turn, use these tax credits to reduce their respective state tax liabilities in an amount usually equal to 100% to 110% of their certified investment. The tax credits can be utilized over a ten-year period at a rate of generally between 10% and 11% per year and in some instances are transferable and can be carried forward.

     The accompanying financial statements have been prepared without audit and do not include all footnotes and disclosures required under generally accepted accounting principles. Management believes that the results herein reflect all adjustments which are, in the opinion of management, necessary to fairly state the results and current financial condition of the Company for the respective periods. All such adjustments reflected herein are of a normal, recurring nature. These financial statements should be read in conjunction with the Company's financial statements contained in its Form 10K-SB for its year ended December 31, 2000, and all other filings with the Securities and Exchange Commission.

Note 2 - PRIVATE PLACEMENT OF COMMON STOCK

     In the first quarter of 2001, the Company sold 270,750 shares of common stock in private transactions, with gross proceeds totaling approximately $1,160,000 and incurred related offering costs of approximately $434,000. Subsequently, the Company filed a resale registration statement which would permit the purchasers to resell their shares.

Note 3 - INVESTMENTS IN QUALIFIED BUSINESSES


     The following table is a summary of investments as of March 31, 2001, shown separately between their debt ($8,622,133) and equity ($4,406,765) components

(for a total non-consolidated Investment in Qualified Businesses of $13,028,898), and all terms of each are summarized. There are no expiration dates on any of the financial instruments, unless disclosed.

DEBT                                                                                                           Outstanding
                                             Date of     Maturity       Original            Stated Interest  Principal Amount
Investee                       Type         Investment    Date     Principal Amount              Rate         March 31, 2001
----------------------------------------------------------------------------------------------------------------------------
AIDA, LLC                      Debt                3/01       3/02        $ 3,500,000             7.00%           $3,500,000
----------------------------------------------------------------------------------------------------------------------------
Multi-Media Distribution       Debt                6/00   06/14/02        $ 1,000,000            10.00%           $1,000,000
 Corp.
----------------------------------------------------------------------------------------------------------------------------
4G's Truck Renting             Debt         12/00, 1/01  On demand        $ 1,000,000            10.00%           $  980,000
----------------------------------------------------------------------------------------------------------------------------
Group Management               Debt               11/99   11/23/01        $ 3,150,000             5.25%           $  784,064
 Technologies, LLC
----------------------------------------------------------------------------------------------------------------------------
Direct Creations, LLC          Debt                9/00     3/9/02        $   750,000            10.00%           $  750,000
----------------------------------------------------------------------------------------------------------------------------
Tsunami Restaurants(4)         Debt                3/01   Various         $   328,500            Prime +          $  328,500
                                                                                                  1.00%
----------------------------------------------------------------------------------------------------------------------------
Transworld Business Brokers,   Debt               11/99   11/23/01        $   350,000             6.00%           $  250,000
 Inc.
----------------------------------------------------------------------------------------------------------------------------
1 800GiftCertificate           Debt                7/99   09/15/01        $   300,000             8.75%           $  201,525
----------------------------------------------------------------------------------------------------------------------------
Gerace Auto Parts(4)           Debt                4/00   Various         $   810,000            Prime +          $  128,677
                                                                                                  1.00%
----------------------------------------------------------------------------------------------------------------------------
Steve Kent Trucking(4)         Debt          3/00, 5/00   Various         $   747,000            Prime +          $  119,449
                                                                                                  1.00%
----------------------------------------------------------------------------------------------------------------------------
Merchant Data Systems, Inc.    Debt                8/00    1/11/02        $   100,000            10.00%           $  100,000
----------------------------------------------------------------------------------------------------------------------------
Gino's Seafood(4)              Debt          3/00, 4/00   Various         $   517,942            Prime +          $   86,692
                                                                                                  1.00%
----------------------------------------------------------------------------------------------------------------------------
Down to Earth Distribution,    Debt         12/99, 8/00   08/16/01        $   580,000             9.00%           $   80,000
 LLC
----------------------------------------------------------------------------------------------------------------------------
St. Gabriel Hardware(4)        Debt               11/00   Various         $   477,000            Prime +          $   78,580
                                                                                                  1.00%
----------------------------------------------------------------------------------------------------------------------------
Embosser's Sales and           Debt                8/00   Various         $   495,000            Prime +          $   77,629
 Service(4)                                                                                       1.00%

----------------------------------------------------------------------------------------------------------------------------
Data-Tel of Louisiana(4)       Debt                3/00   Various         $   513,000            Prime +          $   72,500
                                                                                                  1.00%
----------------------------------------------------------------------------------------------------------------------------
Raising Cain(4)                Debt    3/00, 4/00, 5/00   Various         $   315,000            Prime +          $   47,665
                                                                                                  1.00%
----------------------------------------------------------------------------------------------------------------------------
Tari's School of Dance(4)      Debt                5/00   Various         $   189,000            Prime +          $   31,500
                                                                                                  1.00%
----------------------------------------------------------------------------------------------------------------------------
BBQ West(4)                    Debt        10/00, 11/00   Various         $    49,500            Prime +          $    5,352
                                                                                                  1.00%
----------------------------------------------------------------------------------------------------------------------------
CB Real Net, LLC               Debt             2/01/00   Various         $ 2,500,000            Various          $        0
----------------------------------------------------------------------------------------------------------------------------
Merchant Data Systems Sales    Debt               10/99   04/15/01        $ 3,500,000             9.00%           $        0
 and Marketing
----------------------------------------------------------------------------------------------------------------------------

Total Debt Investments                                                    $21,171,942                             $8,622,133
                                                                          ===========                             ==========

EQUITY
                                                                                                  Original
                             Date of        Type of         Common Stock      Percentage of      Investment         Cost Basis
Investee                   Investment      Investment      Equivalents (1)      Ownership          Amount         March 31, 2001
----------------------------------------------------------------------------------------------------------------------------------
Starphire                        8/00      Preferred              N/A              50.00%      $ 1,400,000         $ 1,417,281
 Technologies, LLC                         Membership
                                          Interest w/
                                         voting rights
----------------------------------------------------------------------------------------------------------------------------------
Niche Directories, LLC       9/00, 12/00   Preferred              N/A              37.50%      $ 1,344,000         $ 1,209,570
                                           Membership
                                          Interest w/
                                         voting rights
----------------------------------------------------------------------------------------------------------------------------------
Merchant Data Systems,           9/00   Preferred Stock/          N/A                 35%      $   900,000         $   785,181
 Inc.                                     Common Stock

----------------------------------------------------------------------------------------------------------------------------------
AIDA, LLC                       10/00   Preferred Stock/          N/A                 50%      $ 1,000,000         $   769,733
                                          Common Stock
----------------------------------------------------------------------------------------------------------------------------------
Multi-Media                      6/00     Common Stock          66,000                 3%      $   200,000         $   200,000
 Distribution Corp.
----------------------------------------------------------------------------------------------------------------------------------
1800GiftCertificate              7/99  Class B Preferred       113,140                N/A      $    22,396         $    22,396
                                             Stock
----------------------------------------------------------------------------------------------------------------------------------
1800GiftCertificate              7/99  Class A Preferred        3,159                 N/A      $     2,604         $     2,604
                                             Stock
----------------------------------------------------------------------------------------------------------------------------------
Group Management                11/99      Membership             N/A               50.00%     $         0         $         0
 Technologies, LLC (5)                      Interest
----------------------------------------------------------------------------------------------------------------------------------
Cedric Kushner Boxing,          11/98     Options for               3                 N/A      $         0         $         0
 Inc. (5)                               Common Stock(2)
----------------------------------------------------------------------------------------------------------------------------------
CB Real Net, LLC (5)             2/00     Warrants for            N/A               40.00%     $         0         $         0
                                           Membership
                                          Interest(3)
----------------------------------------------------------------------------------------------------------------------------------
Direct Creations (5)            12/00      Membership             N/A                 25%      $         0         $         0
                                            Interest
----------------------------------------------------------------------------------------------------------------------------------
Down to Earth                   12/99      Membership             N/A              50.00%      $         0         $         0
 Technologies, LLC (5)                      Interest
----------------------------------------------------------------------------------------------------------------------------------
Merchant Data Systems           10/99      Membership             N/A              50.00%      $         0         $         0
 Sales and Marketing,                       Interest
 LLC (5)
----------------------------------------------------------------------------------------------------------------------------------

Total Equity Investments                                                                       $ 4,869,000         $ 4,406,765
                                                                                               ===========         ===========
Total Debt and Equity Investments March 31, 2001                                               $26,040,942         $13,028,898
                                                                                               ===========         ===========


(1) Common Stock Equivalents reflect conversion of all financial instruments into common stock.
(2)  Expires four years from date of investment, and has a $.01 exercise price.
(3)  Expires six years from date of investment, and has a $.01 exercise price.
(4)  Represents Louisiana Small Business Administration (SBA) loans.
(5) Represents additional equity interests received for making funds available to qualified businesses through qualified debt.

     The Company has not guaranteed any obligation of these investees, and the Company is not otherwise committed to provide further financial support for the investees. Periodically, the Company evaluates each of its individual investments for potential impairment in value. Should the Company determine that an impairment exists and it is deemed to be other than temporary, the Company will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the statement of operations. At March 31, 2001, the Company has determined that there is no other than temporary decline in the value of its investments.

     The Company consolidates two of its investments. The following tables are summaries of such investments:

DEBT                                                                                                           Outstanding
                                             Date of     Maturity       Original        Stated Interest     Principal Amount
Investee                       Type         Investment    Date     Principal Amount          Rate            March 31, 2001
---------------------------------------------------------------------------------------------------------------------------
Universal Processing           Debt            3/01      3/02         $3,400,000             6.00%           $3,400,000
 Services, LLC
---------------------------------------------------------------------------------------------------------------------------
PPM Link, LLC                  Debt            3/01      9/02         $1,850,000             6.00%           $1,850,000
---------------------------------------------------------------------------------------------------------------------------

Total Consolidated Debt                                               $5,250,000                             $5,250,000
 Investments                                                          ==========                             ==========


EQUITY
                                                                                                Original
                          Date of        Type of         Common Stock      Percentage of      Investment         Cost Basis
Investee                Investment      Investment      Equivalents (1)      Ownership          Amount         March 31, 2001
----------------------------------------------------------------------------------------------------------------------------------
Universal Processing       3/01      Preferred              N/A                60%           $  200,000          $  200,000
 Services, LLC                       Membership
                                     Interest w/
                                     voting rights
----------------------------------------------------------------------------------------------------------------------------------
PPM Link, LLC              3/01      Preferred              N/A                67%           $  253,333          $  253,333
                                     Membership
                                     Interest w/
                                     voting rights
----------------------------------------------------------------------------------------------------------------------------------

Total Consolidated Equity Investments                                                        $  453,333          $  453,333
                                                                                             ==========          ==========
Total Consolidated Debt and Equity Investments March 31, 2001                                $5,703,333          $5,703,333
                                                                                             ==========          ==========

Including the consolidated investments, the Company has qualified investments of $18,732,231 as of March 31, 2001.

NOTE 4 - EARNINGS PER SHARE

  Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. The effect of common stock equivalents were anti-dilutive for the three months ended March 31, 2001 and the three months ended March 31, 2000 and, therefore, have been excluded from the calculation of diluted earnings per share.

  The calculations of Net Income (Loss) Per Share were:

                                              Three months ended
                                                  March 31,
                                    -----------------------------------
                                       2001                     2000
                                    -----------             ------------
Basic
  Net income (loss)                 $   760,471             $  (812,429)
  Weighted average shares            21,382,586              18,456,348
  Basic and diluted                 $       .04             $      (.04)


NOTE 5 -  DERIVATIVES AND HEDGING ACTIVITIES

        In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. In June 2000, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS 138") was issued. SFAS 133 and SFAS 138 address the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company has adopted SFAS 133 and SFAS 138 in the first quarter of 2001. This had no material effect on its financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Three Months Ended March 31, 2001 compared to Three Months Ended March 31, 2000

     Revenues increased by approximately $6,121,000, to $6,722,000 for the three months ended March 31, 2001, from $601,000 for the three months ended March 31, 2000. Income from tax credits increased by approximately $5,920,000, attributable to the tax credits recognized in 2001, due to the Company's meeting investment thresholds mandated by the various state Capco statutes. Interest and dividend income increased by approximately $162,000, to $638,000 for the three months ended March 31, 2001, from $476,000 for the three months ended March 31, 2000. This increase was primarily due to additional investments made as a result of increased cash balances over the comparable prior period. Consulting fee income decreased by approximately $6,000 due to the decrease in consulting related activity.

     General and administrative expenses increased by approximately $1,050,000, to $1,851,000 for the three months ended March 31, 2001, from $801,000 for the three months ended March 31, 2000, due to increased staffing and professional fees (legal and accounting) attributable to the increased size and number of Capcos. Interest expense increased by approximately $2,179,000 to $3,336,000 for the three months ended March 31, 2001, from $1,157,000 for the three months ended March 31, 2000, which was attributable to the issuance of notes to certified investors relating to the formation of Capcos during the prior 12 months.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily through the issuance of notes to Certified Investors through the Capco program. To date, the Company has received approximately $136,000,000 in proceeds from the issuance of long-term debt through the Capco programs. The Company's principal capital requirements have been to fund the defeasance of the principal amount of notes issued to the Certified Investors, the acquisition of Capco insurance policies, the acquisition of partner companies interests, funding of other investments, and working capital needs resulting from increased operating and business development activities of its partner companies.

     Net cash used in operating activities for the three months ended March 31, 2001 of approximately $2,380,000 resulted primarily from net income of $760,000, offset by the non-cash interest expense of approximately $3,104,000 and non-cash income tax expense of approximately $376,000. It was also affected by the approximately $299,000 in non-cash equity in net losses of affiliates, approximately $19,000 of minority interest and the approximately $6,030,000 in non-cash income from tax credits. In addition, the Company had a decrease in components of working capital of $906,000 (primarily the decrease in accounts payable and accruals of $1,291,000).

     Net cash provided by investing activities for the three months ended March 31, 2001 of approximately $2,317,000 resulted primarily from approximately $9,632,000 in additional qualified investments made in the period and offset by repayments on the debt instruments of $6,245,000. In addition, the Company consolidated approximately $5,703,000 of its investments.

     Net cash provided by financing activities for the three months ended March 31, 2001 was approximately $4,178,000, primarily attributable to approximately $5,200,000 from the issuance of notes payable which was offset by approximately $1,333,000 in payments on notes payable, and approximately $726,000 from the private placement of common stock during the three months ended March 31, 2001. In addition, the Company paid approximately $402,000 in distributions to Capco members for taxes.

     The Company believes that its cash and cash equivalents, its anticipated cash flow from operations, its ability to access private and public debt and equity markets, and the availability of funds under its existing credit agreements will provide it with sufficient liquidity to meet its short and long-term capital needs.

FORWARD-LOOKING STATEMENTS


  This Quarterly Report on Form 10QSB contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "seek," and "intend" and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

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

                            NEWTEK CAPITAL, INC.


Date:  May 14, 2001         /s/ Barry Sloane
                           -------------------------------------------------
                            Barry Sloane
                            Chairman of the Board, Chief Executive Officer, and
                            Secretary



Date:  May 14, 2001         /s/ Brian A. Wasserman
                           -------------------------------------------------
                           Brian A. Wasserman
                           Treasurer, Chief Financial Officer, and Director



Date:  May 14, 2001         /s/ Giuseppe Soccodato
                           -------------------------------------------------
                           Giuseppe Soccodato
                           Controller and Chief Accounting Officer