Form 10QSB
period 2001-06-30
NEWTEK CAPITAL INC
filed 2001-08-10
CIK 1094019

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2001


   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  001-16123
                         ------------


                              NEWTEK CAPITAL, INC.
                              --------------------
       (Exact name of small business issuer as specified in its charter)


          New York                                       11-3504638
-------------------------------                       ------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

         1500 Hempstead Tpke.                               11554
--------------------------------------                    ----------
(Address of principal executive offices)                  (Zip Code)


Issuer's telephone number, including area code:  (516) 390-2260
                                                 --------------

   Check the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    x    No
    ------      ------

   As of July 24, 2001, 22,212,517 shares of Common Stock were issued and outstanding.

                                     CONTENTS



                                                                                          PAGE
                                                                                          ----


PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets (Unaudited) as of June 30, 2001
          and December 31, 2000.........................................................     2

         Consolidated Statements of Operations (Unaudited) for the Three and Six Month
          Periods Ended June 30, 2001 and 2000..........................................     3

         Consolidated Statements of Cash Flows (Unaudited) for the Six Month
          Periods Ended June 30, 2001 and 2000..........................................     4

         Notes to Unaudited Consolidated Financial Statements...........................     6

Item 2.  Management's Discussion and Analysis or Plan of Operation......................    11



PART II. OTHER INFORMATION
         -----------------

Item 5.  Other Information 14...........................................................    14

Item 6.  Exhibits and Reports on Form 8-K...............................................    14

SIGNATURES..............................................................................    15


                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                      NEWTEK CAPITAL, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                               June 30,          December 31,
                                                                                                 2001                2000
                                                                                              -----------        -----------
ASSETS
------

Cash and cash equivalents                                                                     $33,173,865        $34,697,081
Credits in lieu of cash                                                                        28,239,429         17,496,810
Investments in qualified businesses                                                            16,652,316         15,644,515
Structured insurance product                                                                    2,640,708          2,570,487
Prepaid insurance                                                                              11,517,124         12,187,376
Prepaid expenses and other assets                                                                 391,992            411,195
Furniture, fixtures and equipment, net                                                             27,436             31,462
Asset held for sale                                                                               500,000            500,000
Goodwill                                                                                          978,303                  -
                                                                                              -----------        -----------
Total assets                                                                                  $94,121,173        $83,538,926
                                                                                              ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
Accounts payable and accrued expenses                                                         $ 1,449,609        $ 2,546,800
Notes payable- certified investors                                                              3,859,049          3,861,220
Notes payable - insurance                                                                       9,666,666          5,800,000
Mortgage payable                                                                                  344,293            369,339
Interest payable                                                                               57,901,042         56,147,907
Deferred tax liability                                                                          3,168,565          1,381,258
                                                                                              -----------        -----------
Total liabilities                                                                              76,389,224         70,106,524
                                                                                              -----------        -----------

Minority interest                                                                               5,092,700          4,163,053
                                                                                              -----------        -----------
Commitments and contingencies

 Stockholders' equity:
        Common Stock (par value $0.02 per share: authorized 39,000,000
        shares, issued and outstanding 22,212,517 and 21,373,460)                                 444,250            427,469
        Additional Paid-In Capital                                                             13,635,276         12,267,052
        Accumulated deficit                                                                    (1,440,277)        (3,425,172)
                                                                                              -----------        -----------

Total stockholders' equity                                                                     12,639,249          9,269,349
                                                                                              -----------         ----------

        Total liabilities and stockholders' equity                                            $94,121,173        $83,538,926
                                                                                              ===========        ===========



       See accompanying notes to these Consolidated financial statements.

                     NEWTEK CAPITAL, INC. AND SUBSIDIARIES
                     -------------------------------------

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               -------------------------------------------------




                                                               Three Months Ended             Six Months Ended
                                                                     June 30,                     June 30,
                                                            -------------------------    --------------------------
                                                                2001          2000          2001            2000
                                                            -----------   -----------    -----------    -----------

Revenue:

 Income from tax credits                                    $ 8,621,115   $   106,487    $14,651,218    $   216,756
 Consulting fee income                                                -        12,892          8,000         27,192
 Interest and dividend income                                   574,875       548,519      1,213,085      1,024,938
 Other Income                                                    80,603             -        125,841              -
                                                            -----------   -----------    -----------    -----------

   Total revenue                                              9,276,593       667,898     15,998,144      1,268,886
                                                            -----------   -----------    -----------    -----------

Expenses:
 General and administrative                                   1,918,981     1,293,876      3,769,683      2,094,428
 Interest                                                     2,849,622     1,343,994      6,185,154      2,501,473
                                                            -----------   -----------    -----------    -----------

   Total expense                                              4,768,603     2,637,870      9,954,837      4,595,901
                                                            -----------   -----------    -----------    -----------

Income (loss) before equity in net losses of affiliates,
other than temporary decline in investments,
provision for taxes, and minority interest                    4,507,990    (1,969,972)     6,043,307     (3,327,015)

Equity in net losses of  affiliates                            (661,938)            -       (960,736)             -

Other than temporary decline
in investments, net of $100,000 recovery                       (225,000)     (600,000)      (225,000)      (600,000)
                                                            -----------   -----------    -----------    -----------

Income (loss) before provision for taxes,
extraordinary gain on defeasance of debt
and minority interest                                         3,621,052    (2,569,972)     4,857,571     (3,927,015)

Provision for taxes                                          (1,448,421)            -     (1,943,029)

Extraordinary gain on
defeasance of debt                                                    -       431,881              -        431,881
                                                            -----------   -----------    -----------    -----------

Income (loss) before minority interest                        2,172,631    (2,138,091)     2,914,542     (3,495,134)

Minority interest in (income) loss                             (948,207)      749,527       (929,647)     1,294,141
                                                            -----------   -----------    -----------    -----------

Net income (loss)                                           $ 1,224,424   $(1,388,564)   $ 1,984,895    $(2,200,993)
                                                            ===========   ===========    ===========    ===========

Weighted average common shares outstanding
 Basic                                                       21,731,384    20,981,861     21,558,438     20,981,861
 Diluted                                                     21,731,384    20,981,861     21,558,438     20,981,861

Income (loss) per share
         Basic                                              $       .06   $      (.07)   $       .09    $      (.10)
         Diluted                                            $       .06   $      (.07)   $       .09    $      (.10)



       See accompanying notes to these Consolidated financial statements.

                     NEWTEK CAPITAL, INC. AND SUBSIDIARIES
                     -------------------------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               -------------------------------------------------



                                                                              Six Months Ended
                                                                                  June 30,
                                                                   -------------------------------------
                                                                       2001                     2000
                                                                   -------------           -------------
Cash flows from operating activities:
 Net income (loss)                                                 $  1,984,895              $(2,200,993)
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
   Extraordinary gain on defeasance of debt                                                     (431,881)
   Other than temporary decline in investments                          225,000                  600,000
   Equity in net losses of affiliates                                   960,736
   Income from tax credits                                          (14,651,218)                (216,756)
   Deferred income taxes                                              1,787,307
   Depreciation and other amortization                                    4,026                    2,123
   Accretion of interest income                                         (70,221)                 (61,429)
   Accretion of interest expense                                      5,671,484                2,324,682
   Issuance of warrants for services performed                           58,800
   Minority interest included in loss                                   929,647               (1,294,141)
   Non-cash compensation - options vested                                23,576
   Changes in assets and liabilities:
     Prepaid insurance                                                  670,252                 (458,405)
     Prepaid expenses and other assets                                  (25,723)                  25,570
     Accounts payable and accrued expenses                           (1,097,191)                (516,282)
                                                                   ------------              -----------

      Net cash used in operating activities                          (3,528,630)              (2,227,512)
                                                                   ------------              -----------

Cash flows from investing activities:
 Purchase of structured insurance product                                                       (661,432)
 Investments in qualified businesses                                (14,721,833)              (6,791,942)
 Return of principal - qualified investments                          6,899,963                2,751,120
 Consolidation of majority owned investments                          5,703,333
 Other investments                                                      (42,000)                (242,000)
 Return of principal - other investments                                                         125,000
 Purchase of machinery and equipment                                          -                  (28,898)
                                                                   ------------              -----------

      Net cash used in investing activities                          (2,160,537)              (4,848,152)
                                                                   ------------              -----------




       See accompanying notes to these Consolidated financial statements.

                     NEWTEK CAPITAL, INC. AND SUBSIDIARIES
                     -------------------------------------

         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
         -------------------------------------------------------------




                                                                           Six Months Ended
                                                                                June 30,
                                                                 ------------------------------------
                                                                     2001                     2000
                                                                 -----------              -----------
Cash flows from financing activities:
 Payment of note payable - bank                                                              (725,358)
 Proceeds from issuance of note payable-insurance                  5,200,000                1,251,630
 Proceeds from issuance of long-term debt                                                   7,284,518
 Payments from defeasance of long-term debt                                                (3,228,175)
 Issuance of warrants                                                                         403,348
 Payments for deferred financing costs                                                        (44,771)
 Repayments of principal of note payable-insurance                (1,333,334)
 Repayments of mortgage payable                                      (25,046)
 Net proceeds from issuance of common stock                          726,391                1,849,992
 Distributions to Capco members                                     (402,060)                (450,000)
 Loans payable - members                                                                      330,000
                                                                 -----------              -----------

      Net cash provided by
      financing activities                                         4,165,951                6,671,184
                                                                 -----------              -----------

Net (decrease) in cash
and cash equivalents                                              (1,523,216)                (404,480)

Cash and cash equivalents -
beginning of period                                               34,697,081               25,454,016
                                                                 -----------              -----------

Cash and cash equivalents - end of period                        $33,173,865              $25,049,536
                                                                 ===========              ===========

Supplemental disclosure of non-cash financing activities:
---------------------------------------------------------

Issuance of the following in partial payment
for insurance:
  Notes                                                                                   $1,500,000
                                                                                          ==========

  Warrants                                                                                $   56,020
                                                                                          ==========

  Reduction of credits in lieu of cash and interest payable
     balances due to delivery of tax credits to certified
     investors:                                                  $3,908,599
                                                                 ==========
  Issuance of common stock in connection with acquisition of
     minority interest In Wilshire Investors                     $  978,303
                                                                 ==========







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

Note 2 - CONVERSION OF CAPCO MEMBERSHIP INTERESTS INTO NEWTEK STOCK

     In June 2001, the Company issued 534,592 shares of its common stock to the minority members of WI in exchange for substantially all of such members' minority interest. This has been accounted for as a purchase transaction. The fair value of the Company's common stock exceeded the book value of the minority interest by approximately $978,000 and the Company has recorded such amount as goodwill.

Note 3 - InVESTMENTS IN QUALIFIED BUSINESSES


     The following table is a summary of investments as of June 30, 2001, shown separately between their debt ($12,707,338) and equity ($3,944,978) components for a total Investment in Qualified Businesses of $16,652,316. Terms of each are summarized. There are no expiration dates on any of the financial instruments, unless disclosed.


                                                                                                                     Outstanding
DEBT                                                                             Original                             Principal
                                              Date of           Maturity         Principal            Stated        Amount June 30,
Investee                       Type         Investment            Date            Amount           Interest Rate         2001
===================================================================================================================================
AIDA, LLC                      Debt              3/01             3/02        $ 3,500,000             7.00%          $ 3,500,000
-----------------------------------------------------------------------------------------------------------------------------------
United Processing Services -   Debt              6/01             6/06        $ 2,100,000             5.00%          $ 2,100,000
  Wisconsin, LLC
-----------------------------------------------------------------------------------------------------------------------------------
Multi-Media Distribution       Debt              6/00             6/02        $ 1,000,000            10.00%          $ 1,000,000
  Corp.
-----------------------------------------------------------------------------------------------------------------------------------
Starphire Technologies, LLC    Debt              6/01             6/02        $ 1,000,000             5.75%          $ 1,000,000
-----------------------------------------------------------------------------------------------------------------------------------
4G's Truck Renting             Debt           12/00, 1/01         6/02        $ 1,000,000             8.70%          $   960,000
-----------------------------------------------------------------------------------------------------------------------------------
Merchant Data Systems, Inc.    Debt              8/00             5/04        $ 1,000,000                0%          $   913,886
-----------------------------------------------------------------------------------------------------------------------------------
Direct Creations, LLC          Debt              9/00             3/02        $   750,000            10.00%          $   750,000
-----------------------------------------------------------------------------------------------------------------------------------
Group Management               Debt             11/99            11/01        $ 3,150,000             5.25%          $   675,082
  Technologies, LLC
-----------------------------------------------------------------------------------------------------------------------------------
MDS-SPC, Inc.                  Debt              5/01             5/06        $   400,000            10.00%          $   400,000
-----------------------------------------------------------------------------------------------------------------------------------
Transworld Business Brokers,   Debt             06/01          6/02, 6/04     $   240,000             6.00%          $   240,000
  LLC
-----------------------------------------------------------------------------------------------------------------------------------
1 800GiftCertificate           Debt              7/99             9/01        $   300,000             8.75%          $   201,525
-----------------------------------------------------------------------------------------------------------------------------------
BuySeasons, Inc.               Debt              6/01             6/06        $   200,000            11.00%          $   200,000
-----------------------------------------------------------------------------------------------------------------------------------
Gerace Auto Parts(4)           Debt              4/00           Various       $   810,000            Prime +         $   126,547
                                                                                                      1.00%
-----------------------------------------------------------------------------------------------------------------------------------
Steve Kent Trucking(4)         Debt           3/00, 5/00        Various       $   747,000            Prime +         $   111,176
                                                                                                      1.00%
-----------------------------------------------------------------------------------------------------------------------------------
Gino's Seafood(4)              Debt           3/00, 4/00        Various       $   517,942             Prime +        $    86,692
                                                                                                       1.00%
-----------------------------------------------------------------------------------------------------------------------------------
Down to Earth Distribution,    Debt          12/99, 8/00          8/01        $   580,000             9.00%          $    80,000
  LLC
-----------------------------------------------------------------------------------------------------------------------------------
St. Gabriel Hardware(4)        Debt             11/00           Various       $   477,000            Prime +         $    77,630
                                                                                                      1.00%
-----------------------------------------------------------------------------------------------------------------------------------
Embosser's Sales and           Debt              8/00           Various       $   495,000            Prime +         $    76,718
  Service(4)                                                                                           1.00%
-----------------------------------------------------------------------------------------------------------------------------------
Data-Tel of Louisiana(4)       Debt              3/00           Various       $   513,000            Prime +         $    70,074
                                                                                                      1.00%
-----------------------------------------------------------------------------------------------------------------------------------
Tsunami Restaurants(4)         Debt              3/01           Various       $   328,500            Prime +         $    54,511
                                                                                                      1.00%
-----------------------------------------------------------------------------------------------------------------------------------
Raising Cain(4)                Debt        3/00, 4/00, 5/00     Various       $   315,000            Prime +         $    46,807
                                                                                                      1.00%
-----------------------------------------------------------------------------------------------------------------------------------
Tari's School of Dance(4)      Debt              5/00           Various       $   189,000            Prime +         $    31,500
                                                                                                      1.00%
-----------------------------------------------------------------------------------------------------------------------------------
BBQ West(4)                    Debt         10/00, 11/00        Various       $    49,500            Prime +         $     5,190
                                                                                                      1.00%
-----------------------------------------------------------------------------------------------------------------------------------
Total Debt Investments                                                        $19,661,942                            $12,707,338
                                                                              ===========                            ===========

EQUITY                                                                                                Original
                                Date of            Type of           Common Stock   Percentage of    Investment        Cost Basis
Investee                      Investment          Investment        Equivalents (1)   Ownership        Amount         June 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Starphire                        8/00              Preferred              N/A          50.00%      $ 1,400,000        $ 1,165,302
Technologies, LLC                                  Membership
                                                   Interest w/
                                                  voting rights
------------------------------------------------------------------------------------------------------------------------------------
Niche Directories, LLC       9/00, 12/00           Preferred              N/A          37.50%      $ 1,344,000        $ 1,051,069
                                                   Membership
                                                   Interest w/
                                                  voting rights
------------------------------------------------------------------------------------------------------------------------------------
AIDA, LLC                       10/00              Preferred              N/A             50%      $ 1,000,000        $   682,160
                                                   Membership
                                                   Interest w/
                                                  voting rights
------------------------------------------------------------------------------------------------------------------------------------
Group Management                 6/01              Preferred              N/A           47.5%      $   450,000        $   371,447
Technologies, LLC                                  Membership
                                                   Interest w/
                                                  voting rights
------------------------------------------------------------------------------------------------------------------------------------
Transworld Business             06/01              Preferred              N/A             33%      $   350,000        $   350,000
Brokers, LLC                                       Membership
                                                   Interest w/
                                                  voting rights
------------------------------------------------------------------------------------------------------------------------------------
Multi-Media                      6/00              Common Stock          66,000            3%      $   200,000        $   200,000
Distribution Corp.
------------------------------------------------------------------------------------------------------------------------------------
BuySeasons, Inc.                 6/01              Common Stock          18,182            3%      $   100,000        $   100,000
------------------------------------------------------------------------------------------------------------------------------------
1800GiftCertificate              7/99           Class B Preferred       113,140           N/A      $    22,396        $    22,396
                                                     Stock
------------------------------------------------------------------------------------------------------------------------------------
1800GiftCertificate              7/99           Class A Preferred         3,159           N/A      $     2,604        $     2,604
                                                      Stock
------------------------------------------------------------------------------------------------------------------------------------
Cedric Kushner Boxing,          11/98              Options for                3           N/A      $         0        $         0
Inc. (5)                                          Common Stock(2)
------------------------------------------------------------------------------------------------------------------------------------
CB Real Net, LLC (5)             2/00               Membership            N/A         100.00%      $         0        $         0
                                                    Interest(3)
------------------------------------------------------------------------------------------------------------------------------------
Direct Creations (5)            12/00               Membership            N/A             25%      $         0        $         0
                                                     Interest
------------------------------------------------------------------------------------------------------------------------------------
Merchant Data                    5/01              Warrants for           N/A         10.00%-      $         0        $         0
Sysytems, Inc.                                      Membership                        20.00%
                                                    Interest(3)
------------------------------------------------------------------------------------------------------------------------------------
Total Equity                                                                                       $ 4,869,000        $ 3,944,978
 Investments                                                                                       ===========        ===========


Total Debt and Equity Investments June 30, 2001                                                    $24,530,942        $16,652,316
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

     The Company consolidates two of its investments. The following tables are summaries of such investments:





                                                                                                                Outstanding
DEBT                                                                         Original                             Principal
                                             Date of       Maturity         Principal            Stated        Amount June 30,
Investee                       Type        Investment        Date            Amount           Interest Rate         2001
===========================================================================================================================
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
 Investments                                                              ==========                             ==========








EQUITY                                                                                                Original
                                Date of            Type of           Common Stock   Percentage of    Investment     Cost Basis
Investee                      Investment          Investment        Equivalents (1)   Ownership        Amount     June 30, 2001
-------------------------------------------------------------------------------------------------------------------------------

Universal Processing            3/01              Preferred              N/A              60%       $  200,000     $  200,000
 Services, LLC                                    Membership
                                                 Interest w/
                                                voting rights
-------------------------------------------------------------------------------------------------------------------------------
PPM Link, LLC                   3/01              Preferred              N/A              67%       $  253,333     $  253,333
                                                  Membership
                                                 Interest w/
                                                voting rights
-------------------------------------------------------------------------------------------------------------------------------

Total Consolidated Equity Investments                                                               $  453,333     $  453,333
                                                                                                    ==========     ==========
Total Consolidated Debt and Equity Investments June 30, 2001                                        $5,703,333     $5,703,333
                                                                                                    ==========     ==========

     The Company has not guaranteed any obligation of these investees, and the Company is not otherwise committed to provide further financial support for the investees. Periodically, the Company evaluates each of its individual investments for potential impairment in value. Should the Company determine that an impairment exists and it is deemed to be other than temporary, the Company will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the statement of operations. At June 30, 2001, the Company has determined that there was $250,000 of other than temporary decline in the value of its investments for Hypercosm. In addition, the Company determined an impairment existed for certain non-Capco investments, and recorded a charge of $75,000.

The Company recovered $100,000 of cash on one of its investments previously written down. This amount is shown on the statement of operations as a component of other than temporary decline in investments.


NOTE 4 - EARNINGS PER SHARE

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. The effect of common stock equivalents were anti-dilutive for the three and six months ended June 30, 2001 and the three and six months ended June 30, 2000 and, therefore, have been excluded from the calculation of diluted earnings per share.

  The calculations of Net Income (Loss) Per Share were:


                                            Three months ended                               Six months ended
                                                 June 30,                                        June 30,
                                       -------------------------------             ----------------------------------
                                            2001               2000                    2001                  2000
                                       -----------        -----------              -----------            -----------
Basic
  Net income (loss)                     $ 1,224,424        $(1,388,564)             $ 1,984,895          $(2,200,993)
  Weighted average shares                21,731,384         20,981,861               21,558,438           20,981,861
  Basic and diluted                     $       .06        $      (.07)             $       .09          $      (.10)


NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

During the second quarter of 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. However, early adoption of SFAS 142 is permitted for companies with a fiscal year beginning after March 15, 2001, provided their first quarter financial statements have not been previously issued.

The Company has determined that the adoption of SFAS 141 and SFAS 142 is not expected to have a significant impact on the Company's consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Three Months Ended June 30, 2001 compared to Three Months Ended June 30, 2000

     Revenues increased by approximately $8,609,000 to $9,277,000 for the three months ended June 30, 2001, from $668,000 for the three months ended June 30, 2000. Income from tax credits increased by approximately $8,515,000 attributable to the tax credits recognized in 2001, due to the Company's meeting investment thresholds mandated by the various state Capco statutes.

     General and administrative expenses increased by approximately $625,000, to $1,919,000 for the three months ended June 30, 2001, from $1,294,000 for the three months ended June 30, 2000, due to increased staffing and professional fees (legal and accounting) attributable to the increased size and number of capcos. Interest expense increased by approximately $1,506,000 to $2,850,000 for the three months ended June 30, 2001, from $1,344,000 for the three months ended June 30, 2000, which was attributable to the issuance of notes to Certified Investors relating to the formation of capcos during the prior 12 months.

     Equity in net losses of affiliates increased by 662,000 for the three months ended June 30, 2001, from $0 for the three months ended June 30, 2000 due to the increased number in partner companies and the nature of the Company's investments in them (more equity investments versus debt). Other than temporary decline in investments decreased by approximately $375,000, to $225,000 for the three months ended June 30, 2001, from $600,000 for the three months ended June 30, 2000, due partially to a recovery of $100,000 in cash related to an investment written down in 2000. Extraordinary gain decreased by approximately $432,000, to $0 for the three months ended June 30, 2001, from $432,000 for the three months ended June 30, 2000, due to the $432,000 gain recognized on the defeasance of the Company's liability of its NY II Capco in the second quarter of 2000 versus no such activity in 2001.

Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2000

     Revenues increased by approximately $14,729,000 to $15,998,000 for the six months ended June 30, 2001, from $1,269,000 for the six months ended June 30, 2000. Income from tax credits increased by approximately $14,434,000 attributable to the tax credits recognized in 2001, due to the Company's meeting investment thresholds mandated by the various state Capco statutes.

     General and administrative expenses increased by approximately $1,675,000, to $3,770,000 for the six months ended June 30, 2001, from $2,094,000 for the six months ended June 30, 2000, due to increased staffing and professional fees (legal and accounting) attributable to the increased size and number of Capcos. Interest expense increased by approximately $3,684,000 to $6,185,000 for the six months ended June 30, 2001, from $2,501,000 for the six months ended June 30, 2000, which was attributable to the issuance of notes to Certified Investors relating to the formation of capcos during the prior 12 months.

     Equity in net losses of affiliates increased by 961,000 for the six months ended June 30, 2001, from $0 for the six months ended June 30, 2000 due to the increased number in partner companies and the nature of the Company's investments in them (more equity investments versus debt). Other than temporary decline in investments decreased by approximately $375,000, to $225,000 for the six months ended June 30, 2001, from $600,000 for the six months ended June 30, 2000, due partially to a recovery of $100,000 in cash related to an investment written down in 2000. Extraordinary gain decreased by approximately $432,000, to $0 for the six months ended June 30, 2001, from $432,000 for the six months ended June 30, 2000, due to the $432,000 gain recognized on the defeasance of the Company's liability of its NY II Capco in the second quarter of 2000 versus no such activity in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily through the issuance of notes and warrants to Certified Investors through the Capco program. To date, the Company has received approximately $136,000,000 in proceeds from the issuance of long-term debt through the Capco programs. The Company's principal capital requirements have been to fund the defeasance of the principal amount of notes issued to the Certified Investors, the acquisition of Capco insurance policies, the acquisition of partner companies interests, funding of other investments, and working capital needs resulting from increased operating and business development activities of its partner companies.

     Net cash used in operating activities for the six months ended June 30, 2001 of approximately $3,529,000 resulted primarily from net income of

$1,985,000, offset by the non-cash interest expense of approximately $5,671,000 and non-cash income tax expense of approximately $1,787,000. It was also affected by the approximately $961,000 in non-cash equity in net losses of affiliates, approximately $930,000 of minority interest and the approximately $14,651,000 in non-cash income from tax credits. In addition, the Company had a decrease in components of working capital of approximately $453,000 (resulting primarily from the decrease in accounts payable and accruals of approximately $1,097,000).

     Net cash used in investing activities for the six months ended June 30, 2001 of approximately $2,161,000 resulted primarily from approximately $14,722,000 in additional qualified investments (including $5,703,000 of investments consolidated in the financial statements) made in the period and offset by repayments on the debt instruments of $6,900,000.

     Net cash provided by financing activities for the six months ended June 30, 2001 was approximately $4,166,000, primarily attributable to approximately $5,200,000 from the issuance of notes payable and approximately $726,000 from the private placement of common stock during the three months ended March 31, 2001, which was offset by approximately $1,333,000 in payments on notes payable. In addition, the Company paid approximately $402,000 in distributions to CAPCO members for taxes.

     The Company believes that its cash and cash equivalents, its anticipated cash flow from operations, its ability to access private and public debt and equity markets, and the availability of funds under its existing credit agreements will provide it with sufficient liquidity to meet its short and long-term capital needs.

Forward-Looking Statements


     This Quarterly Report on Form 10-QSB contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "seek," and "intend" and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

     The Company does not undertake, and specifically disclaims, any obligation to release publicly the results of revisions which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                          PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) On April 1, 2001 the Company sold 13, 714 shares of its Common
Stock to the firm which the Company utilizes for investor public relations consulting. The sale was in consideration for services provided to the Company. The sale was to an accredited investor in reliance on Section 4(2) of the Securities Act of 1933, as amended. In connection with this sale, the Company agreed to file and maintain the effectiveness of a registration statement under the rules of the Securities and Exchange Commission to permit the resale of the shares.

     On April 12, 2001 the Company completed the sale of 250,750 shares of its Common Stock at a price of $4.00, cash, per share. The offering was exclusively to accredited investors in reliance on Section 4(2) of the Securities Act of 1933, as amended. The Company utilized the services of Stifel, Nicholaus & Company in the private placement. In connection with the private offering, the Company also undertook to file and maintain the effectiveness of a registration statement under the rules of the Securities and Exchange Commission to permit the purchasers to resell their shares.

ITEM 5 - OTHER INFORMATION

     Attached hereto as Exhibits are seven press releases issued by the Company with respect to various corporate developments, which are incorporated herein by reference.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 99.1  NEWTEK CAPITAL, INC.  ACQUIRES MAJOR STAKE IN PPMLINK

Exhibit 99.2 GROUP MANAGEMENT TECHNOLOGIES SECURES $2.7 MILLION FROM NEWTEK CAPITAL


Exhibit 99.3  NEWTEK INVESTS $3.6 MILLION IN UNIVERSAL PROCESSING SERVICES


Exhibit 99.4 NEWTEK PARTNER COMPANY FORMS ALLIANCE WITH CHASE MANHATTAN BANK AND CHASE MERCHANT SERVICES TO TRANSACTON PROCESS THOUGH FIRST DATA RESOURCES

Exhibit 99.5 NEWTEK INVESTS IN TRANSWORLD BUSINESS BROKERS - FLORIDA'S LARGEST BUSINESS BROKER


Exhibit 99.6 NEWTEK ANNOUNCES MAJOR EXPANSION OF ITS BUSINESS DEVELOPMENT CAPABILITIES

Exhibit 99.7 NEWTEK CAPITAL INVESTS $1.95 MILLION AND TAKES MAJOR STAKE IN HARVEST STRATEGIES - FULL SERVICE BUSINESS DEVELOPMENT AND MANAGEMENT FIRM

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NEWTEK CAPITAL, INC.


Date:  August 10, 2001               /s/ Barry Sloane
                                     ---------------------------------------
                                     Barry Sloane
                                     Chairman of the Board, Chief Executive
                                     Officer, and Secretary


Date:  August 10, 2001               /s/ Brian A. Wasserman
                                     ----------------------------------------
                                     Brian A. Wasserman
                                     Treasurer, Chief Financial Officer, and
                                     Director


Date:  August 10, 2001               /s/ Giuseppe Soccodato
                                     ---------------------------------------
                                     Giuseppe Soccodato
                                     Controller and Chief Accounting Officer