Form 10QSB
period 2001-09-30
NEWTEK CAPITAL INC
filed 2001-11-09
CIK 1094019

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   001-16123
                        -----------------

                             NEWTEK CAPITAL, INC.
                             --------------------
       (Exact name of small business issuer as specified in its charter)


          New York                                   11-3504638
-------------------------------                  ------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

1500 Hempstead Tpke., East Meadow, NY                    11554
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:  (516) 390-2260
                                                 --------------

     Check if the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    x    No___
    ------

     As of November 7, 2001, 22,212,517 shares of Common Stock were issued and outstanding.

     Transitional Small Business Disclosure Format Yes     No  X
                                                     ----    ----

                                   CONTENTS

                                                                                           PAGE
                                                                                           ----
PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets (Unaudited) as of September 30, 2001
            and December 31, 2000......................................................      2

         Consolidated Statements of Operations (Unaudited) for the Three and Nine Month
            Periods Ended September 30, 2001 and 2000..................................      3

         Consolidated Statements of Cash Flows (Unaudited) for the Nine Month
            Periods Ended September 30, 2001 and 2000..................................      4

         Notes to Unaudited Consolidated Financial Statements..........................      6

Item 2.  Management's Discussion and Analysis or Plan of Operations....................     12

PART II.  OTHER INFORMATION
          -----------------

Item 4.  Submission of Matters to a Vote of Security Holders...........................     14

Item 5.  Other Information ............................................................     14

Item 6.  Exhibits and Reports on Form 8-K..............................................     14

SIGNATURES.............................................................................     15

                        PART I.  FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

                     NEWTEK CAPITAL, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                              September         December
                                                                                 30,               31,
                                                                                2001              2000
                                                                              ---------         ---------
ASSETS
------
Cash and cash equivalents                                                   $  32,415,339    $ 34,697,081
Credits in lieu of cash                                                        33,851,384      17,496,810
Investments in qualified businesses                                            15,414,443      15,644,515
Structured insurance product                                                    2,666,443       2,570,487
Prepaid insurance                                                              11,178,255      12,187,376
Prepaid expenses and other assets                                                 873,408         411,195
Furniture, fixtures and equipment, net                                             49,671          31,462
Asset held for sale                                                               500,000         500,000
Goodwill                                                                          978,303               -
                                                                            -------------    ------------
Total                                                                       $  97,927,246    $ 83,538,926
                                                                            =============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
Accounts payable and accrued expenses                                       $   2,331,673    $  2,546,800
Notes payable- certified investors                                              3,855,469       3,861,220
Notes payable- insurance                                                        9,666,666       5,800,000
Mortgage payable                                                                  331,770         369,339
Interest payable                                                               60,501,593      56,147,907
Deferred tax liability                                                          3,272,176       1,381,258
                                                                            -------------    ------------
Total liabilities                                                              79,959,347      70,106,524
                                                                            -------------    ------------
Minority interest                                                               4,868,058       4,163,053
                                                                            -------------    ------------
 Stockholders' equity:
    Common Stock (par value $0.02 per share: authorized 39,000,000
    shares, issued and outstanding 22,212,517 and 21,373,460)                     444,250         427,469
    Additional Paid-In Capital                                                 13,635,276      12,267,052
    Accumulated deficit                                                          (979,685)     (3,425,172)
                                                                            -------------    ------------
Total stockholders' equity                                                     13,099,841       9,269,349
                                                                            -------------    ------------
    Total liabilities and stockholders' equity                              $  97,927,246    $  8,538,926
                                                                            =============    ============

       See accompanying notes to these Consolidated financial statements.

                     NEWTEK CAPITAL, INC. AND SUBSIDIARIES
                     -------------------------------------

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               -------------------------------------------------

                                                               Three Months Ended            Nine Months Ended
                                                                   September 30,               September 30,
                                                            -------------------------    --------------------------
                                                              2001           2000          2001           2000
                                                              ----           ----          ----           ----
Revenue:
 Income from tax credits                                    $ 5,611,956   $ 3,435,542    $20,263,173    $ 3,652,298
 Consulting fee income                                                -         7,068          8,000         34,260
 Interest and dividend income                                   522,589       527,912      1,735,674      1,552,850
 Other Income                                                   182,941             -        308,783              -
                                                            -----------   -----------    -----------    -----------

   Total revenue                                              6,317,486     3,970,522     22,315,630      5,239,408
                                                            -----------   -----------    -----------    -----------

Expenses:
 General and administrative                                   2,154,597     1,278,911      5,924,280      3,373,339
 Interest                                                     2,927,818     2,797,913      9,112,972      5,298,886
                                                            -----------   -----------    -----------    -----------

   Total expense                                              5,082,415     4,076,824     15,037,252      8,672,225
                                                            -----------   -----------    -----------    -----------

Income (loss) before equity in net losses of affiliates,
other than temporary decline in value of investments,
provision for taxes, and minority interest                    1,235,071      (106,302)     7,278,378     (3,432,817)

Equity in net losses of affiliates                             (856,656)            -     (1,817,392)             -

Other than temporary decline
in value of investments, net of recovery                          5,000      (336,050)      (220,000)      (936,050)
                                                            -----------   -----------    -----------    -----------

Income (loss) before provision for taxes,
extraordinary gain on defeasance of debt
and minority interest                                           383,415      (442,352)     5,240,986     (4,368,867)

Provision for taxes                                            (153,365)   (2,285,129)    (2,096,394)    (2,285,129)

Extraordinary gain on
defeasance of debt                                                    -             -              -        431,881
                                                            -----------   -----------    -----------    -----------

Income (loss) before minority interest                          230,050    (2,727,481)     3,144,592     (6,222,115)

Minority interest in (income) loss                              230,541       927,708       (699,105)     2,221,849
                                                            -----------   -----------    -----------    -----------

Net income (loss)                                           $   460,591   $(1,799,773)   $ 2,445,487    $(4,000,266)
                                                            ===========   ===========    ===========    ===========

Weighted average common shares outstanding
 Basic                                                       22,212,517    21,204,461     21,779,671     21,204,461
 Diluted                                                     22,212,517    21,204,461     21,779,671     21,204,461

Income (loss) per share
     Basic                                                  $       .02   $      (.08)   $       .11    $      (.19)
     Diluted                                                $       .02   $      (.08)   $       .11    $      (.19)

       See accompanying notes to these Consolidated financial statements.

                     NEWTEK CAPITAL, INC. AND SUBSIDIARIES
                     -------------------------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               -------------------------------------------------



                                                                     Nine Months Ended
                                                                        September 30,
                                                               ---------------------------------
                                                                  2001                  2000
                                                               ------------       --------------
Cash flows from operating activities:
 Net income (loss)                                             $  2,445,487         $ (4,000,266)
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
   Extraordinary gain on defeasance of debt                                             (431,881)
   Other than temporary decline in investments                      220,000              936,050
   Equity in net losses of affiliates                             1,817,392
   Income from tax credits                                      (20,263,173)          (3,652,298)
   Deferred income taxes                                          1,890,812            2,285,129
   Depreciation and other amortization                                6,207                4,137
   Accretion of interest income                                    (106,582)            (105,495)
   Accretion of interest expense                                  8,272,035            5,019,930
   Issuance of warrants for services performed                       58,800
   Minority interest included in income (loss)                      699,105           (2,221,849)
   Non-cash compensation - options vested                            30,779
   Changes in assets and liabilities:
     Prepaid insurance                                            1,009,121             (222,648)
     Prepaid expenses and other assets                              (99,989)              16,031
     Accounts payable and accrued expenses                         (215,127)            (251,385)
                                                               ------------       --------------

      Net cash used in operating activities                      (4,235,133)          (2,624,545)
                                                               ------------       --------------

Cash flows from investing activities:
 Purchase of structured insurance product                                               (661,432)
 Investments in qualified businesses                            (20,662,289)         (10,630,942)
 Return of principal - qualified investments                      7,826,686            3,460,750
 Consolidation of majority owned investments                     11,103,283
 Other investments                                                 (442,000)            (320,000)
 Return of principal - other investments                                                 125,000
 Cash received from Rexx acquisition                                                     143,790
 Purchase of machinery and equipment                                (24,417)             (28,898)
                                                               ------------       --------------

      Net cash used in investing activities                      (2,198,737)          (7,911,732)
                                                               ------------       --------------

       See accompanying notes to these Consolidated financial statements.

                     NEWTEK CAPITAL, INC. AND SUBSIDIARIES
                     -------------------------------------

         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
         -------------------------------------------------------------


                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                   -----------------------------
                                                                                      2001                2000
                                                                                   -----------         -----------
Cash flows from financing activities:
 Payment of note payable - bank                                                                           (725,358)
 Proceeds from issuance of note payable-insurance                                    5,200,000           1,251,630
 Proceeds from issuance of long-term debt                                                                7,284,518
 Payments from defeasance of long-term debt                                                             (3,228,175)
 Issuance of warrants                                                                                      403,348
 Payments for deferred financing costs                                                                     (44,771)
 Repurchase of member's interest                                                        (1,300)
 Repayments of principal of note payable-insurance                                  (1,333,334)
 Repayments of mortgage payable                                                        (37,569)
 Net proceeds from issuance of common stock                                            726,391           2,962,762
 Distributions to Capco members                                                       (402,060)           (707,000)
 Loans payable - members                                                                     -             330,000
                                                                                   -----------         -----------

      Net cash provided by
      financing activities                                                           4,152,128           7,526,954
                                                                                   -----------         -----------

Net (decrease) in cash
and cash equivalents                                                                (2,281,742)         (3,009,323)

Cash and cash equivalents -
beginning of period                                                                 34,697,081          25,454,016
                                                                                   -----------         -----------

Cash and cash equivalents - end of period                                          $32,415,339         $22,444,693
                                                                                   ===========         ===========

Supplemental disclosure of non-cash financing activities:
---------------------------------------------------------

Issuance of the following in partial payment
for insurance:
  Notes                                                                                                $ 1,500,000
                                                                                                       ===========

  Warrants                                                                                             $    56,020
                                                                                                       ===========

Conversion to stock of Notes Payable - Other                                                               250,000
                                                                                                        ==========

  Reduction of credits in lieu of cash and interest payable balances due
     to delivery of tax credits to certified investors:                            $ 3,908,599
                                                                                   ===========
  Issuance of common stock in connection with acquisition of minority interest
     In Wilshire Investors                                                         $   978,303
                                                                                   ===========

       See accompanying notes to these Consolidated financial statements.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation and description of business
-------------------------------------------------

        On September 20, 2000, Newtek Capital, Inc. (Newtek) acquired the controlling interests in the underlying entities listed below and accordingly consolidates the financial statements of these entities with its own. Additionally, on September 20, 2000, Newtek's common stock began trading on the American Stock Exchange under the symbol "NKC". Newtek was formed on June 29, 1999 under the name Whitestone Holdings, Inc. and changed its name to Newtek Capital, Inc. on January 18, 2000, and the underlying entities comprise: BJB Holdings, Inc. ("BJB"), Wilshire Holdings I, Inc., Wilshire Holdings II, Inc., Newtek Securities, LLC, REXX Environmental Corp. ("REXX"), Whitestone Capital Markets, Inc., The Whitestone Group, LLC ("TWG"); Wilshire Advisers, LLC ("WA"), Wilshire NY Advisers II LLC ("WAII"), and Wilshire New York Partners III LLC ("WNYIII"), certified capital companies ("Capcos") in New York, Wilshire Partners, LLC ("WP"), a Capco in Florida, Wilshire Investors, LLC ("WI"), a Capco in Wisconsin, Wilshire Louisiana Advisers, LLC ("WLA"), and Wilshire Louisiana Partners II LLC ("WLPII"), a Capco and a subsidiary find, respectively, in Louisiana (the Capco entities are, collectively, the "Capcos" and Newtek and all of these aforementioned entities and Capcos are collectively the "Company"). TWG acts as an investment adviser and manager to the aforementioned Capcos as well as a merchant bank and provides investment banking and business development services including general business consulting services, strategic planning, due diligence, merger and acquisition analysis, technology design and implementation support, joint venture negotiations and litigation support services. All significant intercompany balances and transactions are eliminated in consolidation.

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

     The accompanying financial statements have been prepared without audit and do not include all footnotes and disclosures required under generally accepted accounting principles. Management believes that the results herein reflect all adjustments which are, in the opinion of management, necessary to fairly state the results and current financial condition of the Company for the respective periods. All such adjustments reflected herein are of a normal, recurring nature. These financial statements should be read in conjunction with the Company's financial statements contained in its Form 10-KSB for its year ended December 31, 2000, and all other filings with the Securities and Exchange Commission.

NOTE 2 - INVESTMENTS IN QUALIFIED BUSINESSES

     The following table is a summary of investments as of September 30, 2001, shown separately between their debt ($12,324,725) and equity ($3,089,718) components for a total Investment in Qualified Businesses of $15,414,443. Terms of each are summarized. There are no expiration dates on any of the financial instruments, unless disclosed.

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                               Outstanding
                                                                                                                 Principal
DEBT                                                                             Original                         Amount
                                               Date of       Maturity           Principal        Stated         September 30,
Investee                       Type          Investment        Date               Amount      Interest Rate         2001
=============================================================================================================================
AIDA, LLC                      Debt                3/01          3/02          $ 3,500,000         7.00%          $ 3,500,000
-----------------------------------------------------------------------------------------------------------------------------
1 800GiftCertificate           Debt          7/99, 7/01    9/01, 7/03          $ 1,250,000         8.75%          $ 1,097,825
-----------------------------------------------------------------------------------------------------------------------------
Starphire Technologies, LLC    Debt                6/01          6/02          $ 1,000,000         5.75%          $ 1,000,000
-----------------------------------------------------------------------------------------------------------------------------
4G's Truck Renting             Debt         12/00, 1/01          6/02          $ 1,000,000         8.70%          $   960,000
-----------------------------------------------------------------------------------------------------------------------------
Multi-Media Distribution       Debt                6/00          6/02          $ 1,000,000        10.00%          $   930,000
 Corp.
-----------------------------------------------------------------------------------------------------------------------------
Merchant Data Systems, Inc.    Debt                8/00          5/04          $ 1,000,000            0%          $   906,930
-----------------------------------------------------------------------------------------------------------------------------
Direct Creations, LLC          Debt                9/00          3/02          $   750,000        10.00%          $   750,000
-----------------------------------------------------------------------------------------------------------------------------
OS Johnson /(4)/               Debt                9/01       Various          $   750,000      Prime +           $    50,000
                                                                                                   1.00%
-----------------------------------------------------------------------------------------------------------------------------
Group Management               Debt               11/99         11/01          $ 3,150,000         5.25%          $   631,620
Technologies, LLC
-----------------------------------------------------------------------------------------------------------------------------
E&E Machine Shop /(4)/         Debt                9/01       Various          $   523,244      Prime +           $   461,850
                                                                                                   1.00%
-----------------------------------------------------------------------------------------------------------------------------
Transworld Business Brokers,   Debt               06/01    6/02, 6/04          $   240,000         6.00%          $   240,000
 LLC
-----------------------------------------------------------------------------------------------------------------------------
BuySeasons, Inc.               Debt                6/01          6/06          $   200,000        11.00%          $   200,000
-----------------------------------------------------------------------------------------------------------------------------
Amerimed /(4)/                 Debt          8/01, 9/01       Various          $   155,962      Prime +           $   155,962
                                                                                                   1.00%
-----------------------------------------------------------------------------------------------------------------------------
St. Gabriel Hardware /(4)/     Debt         11/00, 8/01       Various          $   792,000      Prime +           $   129,903
                                                                                                   1.00%
-----------------------------------------------------------------------------------------------------------------------------
Gerace Auto Parts /(4)/        Debt                4/00       Various          $   810,000      Prime +           $   125,110
                                                                                                   1.00%
-----------------------------------------------------------------------------------------------------------------------------
Steve Kent Trucking /(4)/      Debt          3/00, 5/00       Various          $   747,000      Prime +           $   116,038
                                                                                                   1.00%
-----------------------------------------------------------------------------------------------------------------------------
Gino's Seafood /(4)/           Debt          3/00, 4/00       Various          $   517,942      Prime +           $    86,692
                                                                                                   1.00%
-----------------------------------------------------------------------------------------------------------------------------
Embosser's Sales and           Debt                8/00       Various          $   495,000      Prime +           $    77,248
 Service /(4)/                                                                                        1.00%
-----------------------------------------------------------------------------------------------------------------------------
Data-Tel of Louisiana /(4)/    Debt                3/00       Various          $   513,000      Prime +           $    68,462
                                                                                                   1.00%
-----------------------------------------------------------------------------------------------------------------------------
Tsunami Restaurants /(4)/      Debt                3/01       Various          $   328,500      Prime +           $    54,252
                                                                                                   1.00%
-----------------------------------------------------------------------------------------------------------------------------
Raising Cain /(4)/             Debt    3/00, 4/00, 5/00       Various          $   315,000      Prime +           $    46,249
                                                                                                   1.00%
-----------------------------------------------------------------------------------------------------------------------------
Tari's School of Dance /(4)/   Debt                5/00       Various          $   189,000      Prime +           $    31,500
                                                                                                   1.00%
-----------------------------------------------------------------------------------------------------------------------------
BBQ West /(4)/                 Debt        10/00, 11/00       Various          $    49,500      Prime +           $     5,084
                                                                                                   1.00%
-----------------------------------------------------------------------------------------------------------------------------
Total Debt Investments                                                         $19,276,148                        $12,324,725
                                                                               ===========                        ===========

------------------------------------------------------------------------------------------------------------------------------------
EQUITY
                                                                                                         Original       Cost Basis
                               Date of         Type of          Common Stock         Percentage of     Investment     September 30,
                                                                                                                      ------------
Investee                      Investment       Investment      Equivalents/(1)/         Ownership        Amount           2001
--------                      ----------       ----------      ----------------         ---------        ------           ----
------------------------------------------------------------------------------------------------------------------------------------
Niche Directories, LLC       9/00, 12/00      Preferred              N/A                 37.50%      $ 1,344,000        $   848,570
                                              Membership
                                             Interest w/
                                            voting rights
------------------------------------------------------------------------------------------------------------------------------------
Starphire                           8/00      Preferred              N/A                 50.00%      $ 1,400,000        $   804,864
Technologies, LLC                             Membership
                                             Interest w/
                                            voting rights
------------------------------------------------------------------------------------------------------------------------------------
AIDA, LLC                          10/00      Preferred              N/A                    50%      $ 1,000,000        $   596,208
                                              Membership
                                             Interest w/
                                            voting rights
------------------------------------------------------------------------------------------------------------------------------------
Transworld Business                06/01      Preferred              N/A                    33%      $   350,000        $   323,307
Brokers, LLC                                  Membership
                                             Interest w/
                                            voting rights
------------------------------------------------------------------------------------------------------------------------------------
Multi-Media                         6/00     Common Stock         66,000                     3%      $   200,000        $   200,000
Distribution Corp.
------------------------------------------------------------------------------------------------------------------------------------
Group Management                    6/01      Preferred              N/A                  47.5%      $   450,000        $   191,769
Technologies, LLC                             Membership
                                             Interest w/
                                            voting rights
------------------------------------------------------------------------------------------------------------------------------------
BuySeasons, Inc.                    6/01     Common Stock         18,182                     3%      $   100,000        $   100,000
------------------------------------------------------------------------------------------------------------------------------------
1800GiftCertificate                 7/99  Class B Preferred      113,140                   N/A       $    22,396        $    22,396
                                                Stock
------------------------------------------------------------------------------------------------------------------------------------
1800GiftCertificate                 7/99  Class A Preferred        3,159                   N/A       $     2,604        $     2,604
                                                Stock
------------------------------------------------------------------------------------------------------------------------------------
Cedric Kushner Boxing,             11/98     Options for               3                   N/A       $         0        $         0
Inc. /(5)/                                   Common Stock /(2)/
------------------------------------------------------------------------------------------------------------------------------------
CB Real Net, LLC /(5)/              2/00        Membership           N/A                100.00%      $         0        $         0
                                             Interest /(3)/
------------------------------------------------------------------------------------------------------------------------------------
Direct Creations /(5)/             12/00       Membership            N/A                    25%      $         0        $         0
                                               Interest
------------------------------------------------------------------------------------------------------------------------------------
Merchant Data                       5/01     Warrants for            N/A                 10.00%-     $         0        $         0
Sysytems, Inc.                                Membership                                 20.00%
                                             Interest /(3)/
------------------------------------------------------------------------------------------------------------------------------------
TotaL Equity                                                                                         $ 4,869,000        $ 3,089,718
Investments                                                                                          ===========        ===========
                                                                                ----------------------------------------------------
Total Debt and Equity Investments September 30, 2001                                                 $24,145,148        $15,414,443
                                                                                                     ===========        ===========

/(1)/ Common Stock Equivalents reflect conversion of all financial instruments into common stock.
/(2)/ Expires four years from date of investment, and has a $.01 exercise price.
/(3)/ Expires six years from date of investment, and has a $.01 exercise price. /(4)/ Represents participation in Small Business Administration (SBA) loans. /(5)/ Represents additional equity interests received for making funds available to qualified businesses through qualified debt.

     The Company consolidates five of its investments. The following tables are summaries of such investments:

---------------------------------------------------------------------------------------------------------------------------
DEBT                                                                                                      Outstanding
                                                                                                           Principal
                                                                           Original                          Amount
                                              Date of       Maturity      Principal          Stated        September 30,
Investee                         Type        Investment       Date         Amount         Interest Rate        2001
=========================================================================================================================
   Universal Processing          Debt           3/01          3/02         $3,400,000          6.00%        $3,400,000
     Services, LLC
-------------------------------------------------------------------------------------------------------------------------
 United Processing Services      Debt           6/01          6/06         $2,100,000          5.00%        $2,030,000
   - Wisconsin, LLC
-------------------------------------------------------------------------------------------------------------------------
    PPM Link, LLC                Debt           3/01          9/02         $1,850,000          6.00%        $1,850,000
-------------------------------------------------------------------------------------------------------------------------
   Harvest Strategies, LLC       Debt           8/01         10/02         $  950,000          5.00%        $  950,000
-------------------------------------------------------------------------------------------------------------------------
Total Consolidated Debt                                                    $8,300,000                       $8,230,000
Investments                                                                ==========                       ==========

------------------------------------------------------------------------------------------------------------------------------------
EQUITY
                                                                                               Original           Cost Basis
                             Date of        Type of       Common Stock       Percentage of     Investment       September 30,
                                                                                                                ------------
Investee                  Investment     Investment     Equivalents (1)        Ownership        Amount              2001
--------                  ----------     ----------     --------------         ---------        ------              ----
---------------------------------------------------------------------------------------------------------------------------------
   United Processing            9/01         Preferred        N/A                 82%        $ 1,350,000        $ 1,350,000
      Services - La                         Membership
                                           Interest w/
                                         voting rights
---------------------------------------------------------------------------------------------------------------------------------
   Harvest Strategies, LLC      8/01         Preferred        N/A                 70%        $   999,950        $   890,301
                                            Membership
                                           Interest w/
                                         voting rights
---------------------------------------------------------------------------------------------------------------------------------
   PPM Link, LLC                3/01         Preferred        N/A                 67%        $   253,333        $   100,462
                                            Membership
                                           Interest w/
                                         voting rights
---------------------------------------------------------------------------------------------------------------------------------
   Universal Processing         3/01         Preferred        N/A                 60%        $   200,000        $    75,690
      Services, LLC                         Membership
                                           Interest w/
                                         voting rights
---------------------------------------------------------------------------------------------------------------------------------
Total Consolidated Equity Investments                                                        $ 2,803,283        $ 2,416,453
                                                                                             ===========        ===========
Total Consolidated Debt and Equity Investments September 30, 2001                            $11,103,283        $10,646,453
                                                                                             ===========        ===========

     The Company has not guaranteed any obligation of these investees, and the Company is not otherwise committed to provide further financial support for the investees. Periodically, the Company evaluates each of its individual investments for potential impairment in value. Should the Company determine that an impairment exists and it is deemed to be other than temporary, the Company will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the statement of operations. At September 30, 2001, the Company has determined that there was $250,000 of other than temporary decline in the value of its investments for Hypercosm. In addition, the Company determined an impairment existed for certain non-Capco investments, and recorded a charge of $75,000. For the three months ended September 30, 2001, the Company had a net recovery of $5,000.

  The Company recovered $105,000 of cash on two of its investments previously written down. This amount is shown on the statement of operations as a component of other than temporary decline in investments.


NOTE 3 - EARNINGS PER SHARE

  Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. The effect of common stock equivalents were anti-dilutive for the Three and Nine Months ended September 30, 2001 and the Three and Nine Months ended September 30, 2000 and, therefore, have been excluded from the calculation of diluted earnings per share.

  The calculations of Net Income (Loss) Per Share were:

                                    Three months ended          Nine Months ended
                                       September 30,              September 30,
                                    2001         2000          2001          2000
                                    ----         ----          ----          ----
Basic
  Net income (loss)             $   460,591   $(1,799,773)  $ 2,445,487   $(4,000,266)
  Weighted average shares        22,212,517    21,204,461    21,779,671    21,204,461
  Basic and diluted             $       .02   $      (.08)  $       .11   $      (.19)

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

     During the second quarter of 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 is effective for all business combinations initiated after September 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after September 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. However, early adoption of SFAS 142 is permitted for companies with a fiscal year beginning after March 15, 2001, provided their first quarter financial statements have not been previously issued.

     The Company has determined that the adoption of SFAS 141 and SFAS 142 is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Three Months Ended September 30, 2001 compared to Three Months Ended September 30, 2000

     Revenues increased by approximately $2,346,000 to $6,317,000 for the three months ended September 30, 2001, from $3,971,000 for the three months ended September 30, 2000. Income from tax credits increased by approximately $2,176,000 attributable to the tax credits recognized in 2001, due to the Company's meeting the next investment thresholds mandated by the various state capco statutes.

     General and administrative expenses increased by approximately $876,000, to $2,155,000 for the three months ended September 30, 2001, from $1,279,000 for the three months ended September 30, 2000, due to increased staffing and professional fees (legal and accounting) attributable to the increased size and number of capcos. Interest expense increased by approximately $130,000 to $2,928,000 for the three months ended September 30, 2001, from $2,798,000 for the three months ended September 30, 2000, which was attributable to the issuance of notes to Certified Investors relating to the formation of capcos during the prior 12 months.

     Equity in net losses of affiliates increased by $857,000 for the three months ended September 30, 2001, from $0 for the three months ended September 30, 2000 due to the increased number of partner companies and the nature of the Company's investments in them (more equity investments versus debt). Other than temporary decline in investments decreased by approximately $341,000, to a $5,000 gain for the three months ended September 30, 2001, from $336,050 for the three months ended September 30, 2000, due partially to a recovery of $5,000 in cash in 2001 related to an investment written down in 2000.

Nine Months Ended September 30, 2001 compared to Nine Months Ended September 30, 2000

     Revenues increased by approximately $17,077,000 to $22,316,000 for the nine months ended September 30, 2001, from $5,239,000 for the nine months ended September 30, 2000. Income from tax credits increased by approximately $16,611,000 attributable to the tax credits recognized in 2001, due to the Company's meeting the next investment thresholds mandated by the various state Capco statutes.

     General and administrative expenses increased by approximately $2,551,000, to $5,924,000 for the nine months ended September 30, 2001, from $3,373,000 for the nine months ended September 30, 2000, due to increased staffing and professional fees (legal and accounting) attributable to the increased size and number of Capcos. Interest expense increased by approximately $3,814,000 to $9,113,000 for the nine months ended September 30, 2001, from $5,299,000 for the nine months ended September 30, 2000, which was attributable to the issuance of notes to Certified Investors relating to the formation of capcos during the prior 12 months.

     Equity in net losses of affiliates increased by $1,817,000 for the nine months ended September 30, 2001, from $0 for the nine months ended September 30, 2000 due to the increased number of partner companies and the nature of the Company's investments in them (more equity investments versus debt). Other than temporary decline in investments decreased by approximately $716,000, to $220,000 for the nine months ended September 30, 2001, from $936,000 for the nine months ended September 30, 2000, due partially to a recovery of $105,000 in cash in 2001 related to an investment written down in 2000. Extraordinary gain decreased by approximately $432,000, to $0 for the nine months ended September 30, 2001, from $432,000 for the nine months ended September 30, 2000, due to the $432,000 gain recognized on the defeasance of the liability of the Company's Wilshire New York Advisers II Capco in the second quarter of 2000 versus no such activity in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily through the issuance of notes and warrants to Certified Investors through the Capco program. To date, the Company has received approximately $136,000,000 in proceeds from the issuance of long-term debt through the Capco programs. The Company's principal capital requirements have been to fund the defeasance of the principal amount of notes issued to the Certified Investors, the acquisition of Capco insurance policies, the acquisition of partner companies interests, acquisitions funding of other investments, and working capital needs resulting from increased operating and business managing development activities of its partner companies.

     Net cash used in operating activities for the nine months ended September 30, 2001 of approximately $4,235,000 resulted primarily from net income of $2,445,000, offset by the non-cash interest expense of approximately $8,272,000 and non-cash income tax expense of approximately $1,891,000. It was also partially affected by the approximately $1,817,000 in non-cash equity in net losses of affiliates, approximately $699,000 of minority interest and the approximately $20,263,000 in non-cash income from tax credits. In addition, the Company had a decrease in components of working capital of approximately $694,000.

     Net cash used in investing activities for the nine months ended September 30, 2001 of approximately $2,199,000 resulted primarily from approximately $20,662,000 in additional qualified investments (inclusive of $11,103,000 of investments consolidated in the financial statements) made in the period and offset by repayments on the debt instruments of $7,827,000, offset by approximately $10,631,000 in additional qualified investments made in the period.

     Net cash provided by financing activities for the nine months ended September 30, 2001 was approximately $4,152,000, primarily attributable to approximately $5,200,000 from the issuance of notes payable and approximately $726,000 from the private placement of common stock during the three months ended March 31, 2001, which was offset by approximately $1,333,000 in payments on notes payable. In addition, the Company paid approximately $402,000 in distributions to CAPCO members for taxes.

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

                           PART II - OTHER INFORMATION

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  On August 3, 2001 the Company held its annual meeting of shareholders.

     (b)  All five of the incumbent directors were reelected for one year terms:

          John Cox
          Jeffrey G. Rubin
          Steven A. Shenfeld
          Barry Sloane
          Brian A. Wasserman

          In addition, Jeffrey M. Schottenstein was elected for a one year term to fill a vacancy on the Board.

     (c) Only the election of directors was voted upon at the meeting, at which a total of 16,136,766, or 72.65 percent, were present in person or by proxy, with the vote for each of the nominees the same:

               For:        16,131,541 votes, or 72.62 percent
               Withheld:   5,225 votes, 0.02 percent.

          There were no abstentions or non-voting broker votes.

ITEM 5-OTHER INFORMATION

     Beginning in the third quarter of 2001 and continuing to the present, the Company has been working on two particular acquisitions which, if consummated, are expected to have a material positive effect upon the Company's business. The smaller of these acquisitions involves a closely held business development company in an area and with a business plan similar to the Company. If ultimately agreed to, the consideration is expected to be an exchange for Company stock. The larger of the acquisitions is a company in a related field of business to that of the Company and which now operates on a nationwide basis. This transaction is in initial stages, with no agreement on terms, conditions or structure at present.

     Attached hereto as Exhibits are four press releases issued by the Company with respect to various corporate developments, which are incorporated herein by reference.

ITEM 6-EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 99.1 NEWTEK ANNOUNCES RESEARCH COVERAGE BY STIFEL NICHOLAUS AND 12 MONTH PRICE TARGET

Exhibit 99.2  NEWTEK ANNOUNCES JEFF SCHOTTENSTEIN JOINS BOARD OF DIRECTORS

Exhibit 99.3  NEWTEK REAFFIRMS WALL STREET EARNINGS ESTIMATES FOR 2001

Exhibit 99.4 NEWTEK INVESTS IN UNIVERSAL PROCESSING SERVICES OF LOUISIANA - ACQUIRES MAJORITY INTEREST

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NEWTEK CAPITAL, INC.


Date:  November 7, 2001       /s/ Barry Sloane
                              ----------------
                              Barry Sloane
                              Chairman of the Board, Chief Executive Officer,and
                              Secretary


Date:  November 7, 2001       /s/ Brian A. Wasserman
                              ----------------------
                              Brian A. Wasserman
                              Treasurer, Chief Financial Officer, and Director


Date:  November 7, 2001       /s/ Giuseppe Soccodato
                              ----------------------
                              Giuseppe Soccodato
                              Controller and Chief Accounting Officer