Form 10KSB40
period 2001-12-31
NEWTEK CAPITAL INC
filed 2002-04-01
CIK 1094019

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2001

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from________________ to _________________
       Commission file number: 001-16123

                              NEWTEK CAPITAL, INC.

New York                                                              11-3504638
--------                                                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

100 Quentin Roosevelt Boulevard
Suite 408
Garden City NY                                                             11530
--------------------------------------------------------              ----------
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

                                      None
                                      ----

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO
         ---    ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State the issuer's revenues for its most recent fiscal year:
$23,800,186

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold on March 18, 2002, was approximately $16,362,558.

         As of March 18, 2002 there were 23,012,517 shares issued and outstanding of the registrant's Common Stock, par value $0.02 per share.

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

The Company

         Overview and Business Strategy. Newtek Capital, Inc. (www.newtekcapital.com) operates as a holding company for a network of its acquisitions and investments in "partner" companies in a collaborative and coordinated effort to develop successful businesses in a number of emerging and small business markets. The management of the Company (which we here refer to as including both Newtek Capital, Inc. and its affiliated capcos)believes that, because of the size and strength of the small business market, there will be substantial long-term growth in being a specialist in acquiring and operating a network of companies that primarily provide sophisticated business products and financial services to small, high growth businesses. These companies are focused on providing financial, business, technological and management services to small and medium-sized businesses, including each other. Services include financial and management reporting and planning, back-office data processing, software development and systems integration, merchant credit card processing, small business brokerage services, specialized directories to serve various markets through various media, assistance in capital formation through the help of a registered broker-dealer, strategic marketing planning and advice, and the design and implementation of "e-commerce infrastructure" solutions for small and medium-sized businesses.

         As these small businesses proliferate and grow, they create within the network the opportunity for each of the companies to market their respective products to each other and each others' customers. This cross marketing has played a small role thus far, as the Company's businesses are just emerging from the "start up" stage. However, the Company is working now to create, maintain and expand a data base of the customers of each business and their clients. During the coming year, the Company expects to place a major emphasis on this cross marketing as a key element in its strategy for growth of its businesses in a manner. In addition, in January 2002 the Company signed a letter of intent to acquire one of only 14 licensees of the US Small Business Administration permitted to originate SBA guaranteed loans nationwide. If this acquisition, which must be approved by the SBA, is completed as now expected by mid-2002, it will supplement the services which the Company can provide to the small business market and will enhance the market penetration available through the Company's network of partner companies.

         The Company originated in 1998 through the organization of what are now nine certified capital companies, or "capcos." To date, the majority of the Company's acquisitions and other business development efforts have been undertaken through the nine1 capcos that the Company owns and controls. Prior to December 31, 2001, the Company had organized and arranged the funding of seven capcos. During the first quarter of 2002, the Company completed the acquisition of an eighth, operating, capco in New York and organized and arranged the funding for the ninth capco under new legislation in Colorado. As of December 31, 2001, the Company had acquired and or provided business development services, and in most cases funding, for 36 companies. Eleven of these companies are referred to as our "partner" companies as they are majority owned or primarily controlled and represent $17,715,170 of investments by the capcos including investments in consolidated entities. The other investments include equity investments of lesser percentages or debt investments which are made on a revolving basis.

         The ability of small businesses generally, including these service providers, to construct and implement innovative business models is critical to the success of any business, but particularly small businesses. In order to address this, the Company's business is distinguished from passive investment and venture capitalists by its direct involvement in the strategic and, in some cases, day-to-day business decisions and activities of its partner companies. The Company's principals and staff provide the "hands on" management expertise typically lacking in the small business environment, initially to the partner companies and, through them, to other businesses generally. With the aid of the service providers, both the Company's partner companies and other clients are able to focus on their core competencies and markets to grow their business. It is the long-term goal of the Company to become a premier source of the goods and services that small businesses need to succeed.

--------
/1/ Pursuant to the law in Louisiana, the Company operates two capco investments, with funds raised by two separate legal entities, at different times and with different investors, both under one capco license. The Company, thus has received only seven (7) actual capco certifications. In addition, it acquired an additional capco in New York State in early 2002.

         New technologies have played an important role in the Company's selection of investments and acquisitions. However, rather than attempting to acquire and exploit an individual technological concept or product, the emphasis of the Company has been on providing small businesses with state of the art technological resources to grow and compete in today's marketplace. Rather than attempting to speculate on the next technological breakthrough, the Company has taken the position that the best manner in which to participate in the evolving technologies is to create and back service and product provider ventures who are marketing directly to other small businesses. These service providers both benefit from, and market services based on, the latest technologies, including information technology and the Internet.

Certified Capital Companies - capos

         Overview. A capco is either a corporation or a limited liability company, established in and chartered by one of the six states currently with authorizing legislation (Florida, Louisiana, Missouri, Colorado, New York and Wisconsin). Aside from seed capital provided by an organizer, a capco will issue debt and equity instruments exclusively to insurance companies, and the capcos then are authorized under the respective state statutes to make targeted acquisitions of interests in companies which may be majority owned or primarily controlled by the capcos after the acquisition is consummated, and which may or may not be in conjunction with loans to such companies. In most cases, the tax credits provided by the states are equal to the amount of investment by the insurance companies in the securities of the capcos, which can be utilized by them over no less than ten years, or approximately 10 percent (and Louisiana 11%) per year. These credits are unaffected by the returns or lack of returns on investments made by the capcos.

         The Role of Capcos in Newtek's Business Strategy. Management of the Company has determined that the features of the capco programs facilitate the use of the capco funds in the support of its development as the holding company for a network of small businesses. The authorizing statutes in each of the states in which the Company's capcos operate explicitly allow and encourage the capcos to take equity interests, which may include majority or controlling interests, in companies pursuant to the programs. Consequently, the Company may, consistent with its business objectives, acquire interests in companies through its capcos and provide management and other services to these companies as parts of its collaborative network. The Company expects that most investments will consist mainly of interests in majority owned or primarily controlled partner companies. The states' objectives of job creation and economic development are unquestionably met, and since participation in these programs does not require or encourage short-term profitability, the Company is able to use these funds in a patient manner. All of the Company's current majority-owned companies are less than two years old, and all have produced a loss for 2001. Because of the nature of the capco program, the Company may accept a "normal" level of start up loss, as it has the ability to devote the time, attention and resources to these companies which they require to become successful.

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

         Investment Requirements. Each of the state capco programs has a requirement that a capco, in order to maintain its certified status, must meet certain investment benchmarks. For example, in the state of New York, the capco must invest at least 25% of its "certified capital" (the amount of the original funding of the capco by the insurance companies) by 24 months from the initial investment date, 40% by 36 months and 50% by 48 months. The various states, which administer these programs through their insurance, banking or commerce departments, conduct periodic reviews and on site examinations of the capcos in order to verify that the capcos have met applicable investment requirements and are otherwise acting in conformance with the statutes and rules. Requirements include limitations on the initial size of the recipients of the capco funds, including the number of their employees, the location within the respective state of the recipients and the recipients' commitment to remain therein for a specified period of time, the types of business conducted by the recipients, and the terms of the investments in the recipients. All of the capco programs permit the capcos to take majority or controlling interests in companies or joint ventures, as the Company has done and intends to continue to do in appropriate situations consistent with its strategy to invest in or acquire companies that add to its collaborative network. Capcos are required to maintain detailed records so as to demonstrate to state examiners compliance with all applicable requirements. A failure of a capco to meet one of the statutory minimum investment benchmarks within the time specified would constitute grounds for the loss of the capco's status, or its decertification, and the loss and recapture of some or all of the tax credits previously passed through the capco to its investors. The minimum investment requirements and time periods, along with the related tax credit recapture requirements are set out in detail below. See, also, Management's Discussion and Analysis - Income from Tax Credits and Note 1 to Notes to Consolidated Financial Statements - Revenue Recognition. A decertification of one of the Company's capcos would have a material adverse effect on the business of the Company in that it would require the capco insurer to make compensatory payments equal to the lost tax credits and would permit the insurer to assume control over the assets of the capco in order to cover its losses.

         Capco Insurance. Under the terms of the insurance purchased by the Company's capcos for the benefit of their insurance company investors, the capco insurer assumes the obligation to repay the insurance companies the principal amount of their debt as well as to make compensatory payments in the event of a loss of the availability of the related tax credits. The capco insurer, an international insurance company with a AAA credit rating, would be authorized, in the event of a threat of or final decertification by a state, to assume partial or complete control of the business of the capco so as to ensure compliance with investment or other requirements. This would likely avoid final decertification and the necessity of insurance or interest payments. However, control by the insurer would also result in significant disruption of the capco's business and likely result in significant financial loss to the capco. Decertification would also likely impair the Company's ability to obtain certification for capcos in additional states as new legislation makes other opportunities available. In order to address this risk of decertification, which may be eliminated entirely by meeting a 100% of capital investment threshold, the Company's capcos have structured their investment program, consistent with safe and sound operations, so as to meet the investment benchmarks as early as possible. The table below presents the dates and amounts paid for the capco insurance related to the repayment of principal to the insurance company investors (Coverage A) and the compensatory payments in the event of a loss of tax credits (Coverage B). See, also, Note 2 of Notes to Consolidated Financial Statements.

---------------------------------------------------------------------
                                  Premium Paid for   Premium Paid for
   Capco      Date of Purchase       Coverage A         Coverage B
---------------------------------------------------------------------
     WA         November 1998       $  1,647,905      $   157,694
---------------------------------------------------------------------
Total - 1998                        $  1,647,905      $   157,694
                                    ============      ===========
---------------------------------------------------------------------
     WP          April 1999         $ 23,127,927      $ 3,998,948
---------------------------------------------------------------------
    WLA         October 1999        $  9,175,844      $ 2,193,741
---------------------------------------------------------------------
     WI         October 1999        $  9,086,227      $ 2,352,786
---------------------------------------------------------------------

---------------------------------------------------------------------
Total - 1999                        $ 41,389,998      $ 8,545,475
                                    ============      ===========
---------------------------------------------------------------------
   WNYII         April 2000         $  5,019,803      $   504,745
---------------------------------------------------------------------
     WA           May 2000          $    661,432      $   160,068
---------------------------------------------------------------------
   WLPII        October 2000        $  2,456,565      $   319,958
---------------------------------------------------------------------
   WNYIII       December 2000       $ 29,052,790      $ 4,137,438
---------------------------------------------------------------------
Total - 2000                        $ 37,190,590      $ 5,122,209
                                    ============      ===========
---------------------------------------------------------------------

         During 2001, the Company established Wilshire Colorado Partners, LLC as a certified capital company in Colorado. It is anticipated that this entity will receive certified capital from qualified insurance company investors during April, 2002.

         The Company's Ability to Compete. The Company's capcos have competed in their offerings with the three or four other capcos sponsored by various national financial organizations, as well as locally sponsored companies in one or another state. The Company's management believes it has been successful in raising funds because of:

         o the manner in which it has structured the participation by the insurance companies;
         o the insurance which it has been able to obtain to cover any loss of the tax credits and the obligation to repay principal, resulting in a credit rating for the instruments of AAA;
         o  the previous business experience of its principals;
         o  the national marketing of its programs; and
         o the extensive contacts that its management has as a result of previous experience in the financial community.

         The Company has structured these securities as debt instruments and warrants for participation in the equity of the particular capco. The debt instruments are supported by the obligations of the capco insurer under Coverage A, such that the insurer has assumed the primary obligation to make the repayment of principal upon maturity. The Company's capco debt instruments have all been rated AAA or the equivalent by Standard and Poor's or another nationally recognized rating agency. The debt instruments and the tax credits they are related to are in some but not all state programs transferable, but such a transfer would have no effect on the Company. The warrants issued by each capco entitle the holders to between 4% and 20% of the equity of the particular capco at a nominal exercise price. The warrants have a 10-year term but are not exercisable for 5 years from issue and presently are not exchangeable for any securities other than the particular capcos. The warrants do not provide for any control over the capcos' operations; any such control by an insurance company would be in violation of the state capco statutes.

         These capco programs are, in the view of the Company's management, a complement to the Company's long-term strategy of being a specialist in acquiring, developing and operating a network of companies that provide sophisticated business products and financial services to small, high growth businesses A significant factor in evaluating potential acquisition opportunities is a candidate's ability to support and help other partner company operations. All current capco statutes permit equity as well as debt investments, and seek to have the capco management provide more than simply investment capital to the emerging businesses in the state. Based upon the experience of its management, the Company determined early in the operations of the capcos that the targeted new and small businesses required much more than just the funds available in the capcos. These businesses also require administrative, managerial, technical, legal and financial management assistance that the Company provided in structuring and building the businesses. All three of the principal shareholders of the Company have direct and in-depth experience with early-stage businesses. This hands-on management approach facilitates the general objectives of the capco programs of economic development, while at the same time permitting the Company to develop a network of long-term and synergistic investments in related, partner companies.

         Acquisition of Exponential Business Development Company, Inc. On January 9, 2002, the Company closed the acquisition of all of the stock of Exponential Business Development Company, Inc., which operates and participates in a private investment partnership and a capco participating in the New York State capco program. A strategic acquisition to the Company, due to the high reputations and investment records of its one full time executive officer and five directors in the Syracuse - Albany area of New York, Exponential is not a major acquisition due to its small size. The Company issued a total of 500,000 shares of its common stock to the former owners of Exponential and is obligated to distribute up to 500,000 additional shares if the recovery on investments and other assets of Exponential exceeds $1 million, ratably up to an additional $2 million.

Principal Business Activities: Partner Companies

         Majority-owned or Primarily Controlled Partner Companies. The Company refers to its "partner companies" as those companies in which it owns 50% or more of the outstanding voting securities, or "majority-owned partner companies," and those companies in which it owns more than 25%-but less than 50% of the outstanding securities, and exercises more control over the company than any other shareholder, or "primarily controlled partner companies." The Company provides its partner companies business development services, funding and active participation in management. However, the Company does not act as an agent or legal representative for any of its partner companies, the Company have the power or authority to bind them legally, and does not generally does not have the types of liabilities for its partner companies that a general partner of a partnership would have. Currently, six of the investments in partner companies are accounted for as consolidated subsidiaries and five of the investments in the partner companies are accounted for under the equity method of accounting. See Note 1 of Notes to Consolidated Financial Statements.

         Majority-owned Companies (accounted for under the consolidation method)

         At December 31, 2001, the Company had six majority-owned partner companies, all of which were as a result of investments through the capco programs. The majority-owned companies were Harvest Strategies, LLC, Universal Processing Services, LLC , Universal Processing Services - Wisconsin, LLC , Universal Processing Services - Louisiana, LLC, PPM Link, LLC., and CB Real Net, LLC. For these majority-owned partner companies, the Company will generally actively direct much of their operations. A description of the partner companies and a summary of their financial results follows; see also "Management's Discussion and Analysis" and Note 20 the Consolidated Financial Statements.

         Harvest Strategies, LLC ("Harvest") provides business development and outsourced management services to the small and medium sized business market in the United States. While many startup companies have viable products and services with exciting potential, history has confirmed that most will fail in a short period of time due to their lack of management expertise. Unlike management consulting firms that leave it to management to implement their suggestions, Harvest is distinguished for "rolling up its sleeves and executing the plan" as a true operating partner. In addition, its principals have experience in assisting companies implement multi-national and global strategies. Harvest has positioned itself as a provider of outsourced executive management and strategic business development and implementation services to startup and early stage businesses. This underserved and underdeveloped market of smaller businesses is largely untouched by the EDS's, Accenture's, and other large management consulting firms that are strictly focused on Fortune 1000 companies.

         Harvest's areas of expertise include sales and marketing, strategy formulation and implementation, financial services, internal control analysis and information technology consulting in the areas of operations and systems management. Upon engagement of Harvest as a strategic partner, each client undergoes a comprehensive and detailed evaluation to determine the appropriate level of involvement by Harvest. Factors considered in this assessment include:

         o the overall viability, short and long term, of the client's business;
         o  the market positioning of the client's product and/or service;
         o the client's business planning capabilities in the areas of marketing, sales and sales management, margin management, human resources, and technical support;
         o the core competencies, skill sets and management skills needed to accomplish goals and objectives; and
         o  the financial controls and corporate governance policies in place.

     Harvest is most frequently retained to assist businesses in the following areas:

         o  business plan formulation and implementation
         o  identification and execution of strategic business initiatives
         o corporate governance assistance that formally sets forth all the appropriate board, management and legal policies
         o  financial management
         o development of product offerings, and recommendations concerning sales and marketing initiatives
         o  investor relations management
         o  recruitment and training of employees, and
         o  participation in client board meetings as requested.

         Universal Processing Services, LLC ("UPS") is based in New York and markets check, credit and debit card processing services, as well as ancillary processing equipment and software to merchants who accept credit cards. UPS focuses on high volume retailers and restaurants by creating strategic alliances with real estate developers and merchant or tenant associations. In addition, the company is pursuing partnerships with large nationally established product and service providers who have similar target markets; merchants who do high volumes of credit card sales. The company provides merchants credit and debit card processing, ancillary processing equipment and other related services through a partnership with a back end processor. Through its processing relationship, UPS is able to offer its customers highly competitive transaction fee rates, state of the art equipment and superior customer service. The ability to target, reach and provide these services to high-end customers will afford UPS a significant advantage in this highly fragmented marketplace.

         Universal Processing Services - Wisconsin, LLC is based in Wisconsin, and is currently working on transitioning its business from solely a marketing driven entity that supplies merchant payment services to businesses (like UPS-NY described above), to both a marketing company and a provider of back end processing services. This will allow UPS Wisconsin to become a more vertically integrated player in the marketplace and will ultimately lead to greater distribution and profit margins. This strategy is being developed and integrated by a management team led by David Beck, who has had a successful history of building and selling, Universal Savings Bank, which is a similar business in this industry.

         Universal Processing Services - Louisiana, LLC is currently building its sales force to market merchant payment services to various types of businesses in Louisiana and surrounding states. Because of the experience and local relationships of the management team, the Company believes that it has the opportunity to successfully market these products to various larger customers that would often look to a traditional bank to provide these services. The company is headed by Paul Tompkins, a seasoned business executive who previously worked for Source Data Systems and American Express.

         PPM Link, LLC, ("PPMlink") PPMlink was organized and capitalized in 2001 to raise equity capital for its clients and to supplement the services of the other Newtek companies in serving the small business market. PPMlink also owns Newtek Securities, a broker dealer registered with the National Association of Security Dealers, and placed most efforts into building a data base of potential investors. Value will be offered to `Investor Members' (both individual and institutional), by identifying pre-screened, high quality opportunities that match their pre-specified investment criteria. PPMLink expects to launch a personalized, confidential web page where investors will be able to keep track of the investments they have received via email notification, as well a conduct new searches that are customized for the investor's specific investment criteria. In addition, Newtek Securities has begun to market its services as a placement agent for the securities of new and small businesses.

         CB Real Net, LLC ("CBRN") was formed to acquire the exclusive rights to the Coldwell Banker brand name and to organize and sell residential and commercial real estate brokerage franchises in its exclusive area of thirty-three European countries. CBRN has made initial sales and is coordinating sales and marketing strategies and the design and implementation of a comprehensive advertising strategy involving the broadcast, print and Internet mediums. In addition, CBRN provides all information technology support to the franchisees by creating, implementing and maintaining all Internet proprietary systems, including the design and creation of a web site geared towards disseminating news and information to consumers, strategic partners and franchisees.

         The unadudited summary financials for the Partner companies accounted for through consolidation follow. These financial statements also reflect the degree to which the Company's partner companies interact with each other to provide and market needed goods or, particularly, services from each other. The income from services provided to other partner companies is shown as "Intercompany Eliminated Revenue" and the cost of services acquired from other partner companies is shown as "Intercompany Eliminated Expenses." All such inter-partner company transactions were conducted on terms and conditions no less favorable to each party than those available from third parties. See also
Note 21 to the Notes to the Consolidated Financial Statements.

-----------------------------------------------------------------------------------------------------------------------------------
                                              Universal Processing   Universal Processing  Universal Processing
                       Harvest Strategies         Services - NY      Services - Louisiana  Services - Wisconsin        PPM Link
===================================================================================================================================
                         2001         2000        2001        2000        2001     2000        2001      2000        2001     2000
-----------------------------------------------------------------------------------------------------------------------------------
       Cash              $1,638,703    (a)       $2,969,774   (a)      $1,259,089   (a)     $1,798,864   (a)      $1,700,109   (a)
-----------------------------------------------------------------------------------------------------------------------------------
   Other Assets            $117,588    (a)         $486,632   (a)         $19,251   (a)        $46,722   (a)        $130,558   (a)
-----------------------------------------------------------------------------------------------------------------------------------
   Total Assets          $1,756,261    (a)       $3,456,406   (a)      $1,278,340   (a)     $1,845,586   (a)      $1,830,667   (a)
-----------------------------------------------------------------------------------------------------------------------------------
     Current                $53,026    (a)          $51,630   (a)          $7,251   (a)        $19,174   (a)         $46,553   (a)
   Liabilities
-----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities          $970,028    (a)       $3,451,630   (a)          $7,251   (a)     $1,909,074   (a)      $1,896,553   (a)
-----------------------------------------------------------------------------------------------------------------------------------
   Total Equity            $753,313    (a)           $4,776   (a)      $1,271,089   (a)      $(63,588)   (a)       $(65,886)   (a)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                              Universal Processing   Universal Processing  Universal Processing
                       Harvest Strategies         Services - NY      Services - Louisiana  Services - Wisconsin        PPM Link
===================================================================================================================================
                        2001          2000        2001       2000        2001      2000        2001      2000        2001      2000
-----------------------------------------------------------------------------------------------------------------------------------
    Revenue                $167,256    (a)         $219,809   (a)         $1,765   (a)         $29,407   (a)         $71,725   (a)
-----------------------------------------------------------------------------------------------------------------------------------
  Intercompany            $(89,077)    (a)         $(2,394)   (a)             --   (a)              --   (a)              --   (a)
   Eliminated
    Revenue
-----------------------------------------------------------------------------------------------------------------------------------
  Consolidated              $78,179    (a)         $217,415   (a)         $1,765   (a)         $29,407   (a)         $71,725   (a)
    Revenue
-----------------------------------------------------------------------------------------------------------------------------------
    Expenses               $413,943    (a)         $415,033   (a)        $80,676   (a)         $92,955   (a)        $390,944   (a)
-----------------------------------------------------------------------------------------------------------------------------------
  Intercompany            $(22,834)    (a)        $(54,054)   (a)      $(12,522)   (a)        $(1,574)   (a)              --   (a)
   Eliminated
    Expenses
-----------------------------------------------------------------------------------------------------------------------------------
  Consolidated             $391,109    (a)         $360,979   (a)        $68,154   (a)         $91,381   (a)        $390,944   (a)
    Expenses
-----------------------------------------------------------------------------------------------------------------------------------
   Net Income            $(312,930)    (a)       $(143,564)   (a)      $(66,389)   (a)       $(61,974)   (a)      $(319,219)   (a)
     (Loss)
-----------------------------------------------------------------------------------------------------------------------------------

(a)  Company was not yet formed in 2000.


         Primarily Controlled Companies (accounted for under the equity method)

         At December 31, 2001, the Company had five primarily controlled partner companies, all of which were as a result of investments through the capco programs. The companies were Group Management Technologies, LLC, Starphire Technologies, LLC. Nichedirectories, LLC, AIDA, LLC, and Transworld Business Brokers, LLC. For primarily-controlled partner companies, the Company will generally have significant involvement in and influence over their operating activities, including rights to participate in material management decisions. A description of these partner companies and a summary of their financial results follows; see also "Management's Discussion and Analysis" and Note 20 the Consolidated Financial Statements.

         Group Management Technologies, LLC ("GMT") is based in south Florida and provides "back office' administrative and technological support for small businesses by building and implementing specialized financial and management reporting systems and by providing management functions that reduce costs and management requirements for its clientele. GMT targets the market segment of businesses that are to small to afford a full time financial executive, but have grown to the point where managerial and financial controls must be introduced in order to grow the business to the next level. GMT's specialists work closely with management to create budgets and forecasts that serve as planning tools as well as performance evaluation and control benchmarks.

         Starphire Technologies, LLC, ("Starphire"), located in Clearwater, Florida, is a provider of information technology and eBusiness solutions to small and mid-sized companies. Starphire's flagship product, SiteSage(TM) is a suite of web development, deployment and management software consisting of a back office editing environment and a "run time" interpreter to present visible pages to web browsers. SiteSage(TM) provides a common architecture for the development of enhanced web functionality in a modular, object-oriented manner. The software provides a development platform from which technical users can build custom applications and a back-office editing environment allowing non-technical users to manage site content quickly and efficiently. Starphire's niche is to provide software for the "E-nablement" of small to medium sized businesses, as well as providing customized Internet, intranet and extranet business solutions

         NicheDirectories, LLC, ("Niche") a Florida-based company was founded in 1995. Niche is an online service provider and informational directory for the summer camp industry. KidsCamps.com (www.kidscamps.com), their flagship brand,
                                     -----------------
is an online directory for information on over 1,400 summer camps and experiences for children. During 2001, the company entered into a joint marketing agreement with MBNA America Bank, N.A. to provide what management believes to be the first consumer credit facility specifically designed to finance children's tuition for summer camp and related recreational and educational programs. The company also publishes CampJobs.com (www.CampJobs.com), a job posting site for the camping industry,
 ----------------
GrownUpCamps.com, (www.GrownUpCamps.com), a directory for recreational and
                   --------------------
instructional programs for adults, RetreatSearch.com, (www.RetreatSearch.com),an
                                                       ---------------------
online directory of alternative meeting sites for seminars, reunions and picnics, and the e-commerce sites CampersMall.com and CampDirectorsMall.com. In addition, Niche has been recognized by the editors of the Spring 2001 edition of Forbes Magazine as a "Best of the Web" and the Forbes favorite in the summer
---------------
camp industry for their KidsCamps.com web site and other online publications

         Advanced Internet Design and Applications, LLC, ("AIDA") is a full-service Internet and marketing company which plans and manages the integration of information technology systems and marketing for small and medium sized businesses. AIDA guides the development of a `Strategic Information Technology Plan' that identifies the client's needs from web site development and networking requirements, through collateral advertising material, to full service print and ad specialties. Through it's suite of services, AIDA effectively offers a turnkey solution to small and medium sized businesses who are ready to launch a presence in cyberspace. Services that are available to AIDA's Main Street clientele include:

         o  Strategic Planning
         o  Website design and production
         o  Digital imaging services
         o  Custom software development
         o  Networking and hosting
         o  Advertising and marketing
         o  Print and ad specialty
         o  Web based staff training

         Transworld Business Brokers, LLC ("TWBB") is a leader in the marketing and sale of small to medium sized businesses, and also serves as a consultant in mergers and acquisitions, in South Florida. TWBB acts as an intermediary between business buyers and sellers, offering a host of professional services geared towards facilitating the successful completion of transactions. TWBB specializes in dealing with businesses in several categories including the automotive, distribution, restaurant, manufacturing, medical, retail, service, and franchise industries. TWBB's revenue in 2001 exceed $1,000,000. The Company's goals include maintaining increased revenues and profitability, and to geographically expand to include all of Florida and neighboring states, and to introduce new technological methods of evaluating and facilitating transactions, and eventually to establish a dominant presence as a business broker on a national basis.

         The summary financials for these Partner companies accounted for through the equity method follow. These unaudited summary financial statements also reflect the degree to which the Company's partner companies interact with each other to provide and market needed goods or, particularly, services from each other. The income from services provided to other partner companies is shown as "Intercompany Eliminated Revenue" and the cost of services acquired from other partner companies is shown as "Intercompany Eliminated Expenses." All such inter-partner company transactions were conducted on terms and conditions no less favorable to each party than those available from third parties. See also Note 21 to the Notes to the Consolidated Financial Statements.

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Transworld
                                                                   Group Management                               Business
                        Starphire                  AIDA              Technologies       Nichedirectories          Brokers
================================================================================================================================
                     2001        2000        2001        2000        2001     2000      2001        2000        2001      2000
--------------------------------------------------------------------------------------------------------------------------------
      Cash        $1,352,823  $1,186,430  $3,835,404     $873,219    $17,799   (a)     $556,741  $1,091,830    $245,515   (a)
--------------------------------------------------------------------------------------------------------------------------------
  Other Assets      $460,508    $407,493    $170,464      $89,455   $113,438   (a)     $273,328    $242,620    $334,854   (a)
--------------------------------------------------------------------------------------------------------------------------------
  Total Assets    $1,813,331  $1,593,923  $4,005,868     $962,674   $131,237   (a)     $830,069  $1,334,450    $580,369   (a)
--------------------------------------------------------------------------------------------------------------------------------
    Current          $85,652     $21,129     $60,673      $69,631    $13,795   (a)     $354,861    $262,775     $22,457   (a)
  Liabilities
--------------------------------------------------------------------------------------------------------------------------------
     Total        $1,085,652     $21,129  $3,575,323      $69,631   $188,449   (a)     $354,861    $262,775    $262,457   (a)
  Liabilities
--------------------------------------------------------------------------------------------------------------------------------
  Total Equity      $727,679  $1,572,794    $430,545     $893,043  $(57,212)   (a)     $475,208  $1,071,675    $317,912   (a)
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Transworld
                                                                   Group Management                               Business
                        Starphire                  AIDA              Technologies       Nichedirectories          Brokers
================================================================================================================================
                     2001        2000        2001        2000        2001     2000      2001        2000        2001      2000
--------------------------------------------------------------------------------------------------------------------------------
 Gross Revenues     $359,761    $158,022    $257,437     $28,085    $281,319   (a)      $614,701   $497,194  $1,066,495   (a)
--------------------------------------------------------------------------------------------------------------------------------
  Intercompany     $(73,397)          --   $(41,095)          --   $(53,704)   (a)            --         --          --   (a)
   Eliminated
    Revenue
--------------------------------------------------------------------------------------------------------------------------------
  Consolidated      $289,364    $158,022    $216,342     $28,085    $227,615   (a)      $614,701   $497,194  $1,066,495   (a)
    Revenue
--------------------------------------------------------------------------------------------------------------------------------
    Expenses      $1,132,209    $283,766    $700,918    $156,036    $787,338   (a)    $1,211,169   $592,207  $1,098,683   (a)
--------------------------------------------------------------------------------------------------------------------------------
  Intercompany     $(46,107)          --   $(42,565)          --   $(28,154)   (a)      $(1,014)         --    $(8,028)   (a)
   Eliminated
    Expenses
--------------------------------------------------------------------------------------------------------------------------------
  Consolidated    $1,086,102    $283,766    $658,353    $156,036    $759,184   (a)    $1,160,155   $592,207  $1,097,655   (a)
    Expenses
--------------------------------------------------------------------------------------------------------------------------------
   Net Income     $(796,738)  $(125,744)  $(442,011)  $(127,951)  $(531,569)   (a)    $(545,454)  $(95,013)   $(24,160)   (a)
     (Loss)
--------------------------------------------------------------------------------------------------------------------------------

(a) Company was not yet formed in 2000.
(b) The Company's investment occurred during the year. As such, the results represent the company's activity prior to Newtek's involvement, as well as after Newtek's investment. See "Note 3 - Investments in Qualified Businesses" for investment dates.

         Other Companies In addition to its principal business activities focused on the provision of services to small and medium sized business, the Company also has made investments, usually smaller or in the form of debt, in a number of other companies. In particular, the Company operates as a small business lender through its Louisiana capco and plans to expand this lending in the future. For those companies in which the Company's equity ownership and voting power is less than 25%, excluding the lending activity, the Company is generally not actively involved in the management or day-to-day operations, but offers them advisory services or assistance with particular projects, as well as the collaborative services of its partner of companies. In pursuing business objectives, The Company intends to hold a decreasing portion of its total assets in companies in which it has voting power of less than 25%, but these companies are an important part of the network that the Company is developing, as they supplement the services available to the other companies and they provide access to markets and customer lists that are valuable for all of the other Company-related entities in one manner or another.

         As the Company pursues its business strategy and focuses on the acquisition of majority or controlling positions in additional partner companies, it expects other company investments to comprise a shrinking portion of its overall income and value. In addition, the Company may, to the extent possible, increase its interests in these companies so that it has an ownership interest sufficient to integrate them within its network of partner companies. Alternatively, it may dispose of some or all of the interests in other investments if, in the aggregate, they are anticipated to constitute more than 30% of the Company's non-consolidated total assets (exclusive of Government securities and cash items). See "Government Regulation; Investment Company Act of 1940.

         A listing of all of the debt or equity investments in these and all other companies is set forth in Note 3 to the Consolidated Financial Statements. The principal investments in this category are described below.

         Distribution Video and Audio, LLC is a seller of closeout VHS videotapes, DVDs, video games and CD/cassette music units in the wholesale and library markets. This company has built a large inventory of these media products by purchasing on a liquidated basis from major studios and retailers, and distributes these products to other distributors, public libraries, school districts, US Embassies in 120 countries and other traditional means of distribution.

         1-800 Gift Certificate, Inc. ("1-800") is a provider of corporate incentive solutions through proprietary Internet-based programs that attempt to influence consumer and employee behavior by enabling them to select the award of their choice. In conjunction with providing solutions, 1-800 builds a data base of incentive program participants. By retaining the rights to this database, the company creates powerful revenue opportunities by developing these databases for third parties. 1-800 combines Internet-based solutions with gift certificates from over 150 national retailers to create dynamic reward/incentive programs. The company's web-based infrastructure provides participants real-time access through multiple channels, both online and off. It also provides administrators with a platform that is flexible, scalable and cost-effective.

         Direct Creations, LLC is a direct response marketing company that develops and markets innovative products for sale to consumers through short and long-term television advertisements, electronic and traditional retail distribution channels and the Internet. The Company has launched the "Zen Oracle" golf-training putter and signed Jesper Parnevik, one of the PGA Tour's elite players, to endorse the new golf putter. The company has several other innovative products currently in its pipeline. The principals of the company have over twenty-five years of experience in the direct response industry, with expertise in the areas of manufacturing, marketing, infomercial production, advertising and intellectual property development. Additionally, the company just formed a wholly owned subsidiary to provide media financing for other direct marketing products.

         Merchant Data Systems, LLC ("MDS") (www.merchantdatasystems.com) offers almost all types of businesses an array of services including credit and debit card processing, electronic benefits transfer, electronic check services, equipment sales, leasing and rental programs, 24-7 customer service, supplies and technical support, as well as other related payment processing products and services. Through network resources, MDS can offer all the necessary credit card services to meet the needs of almost any commercial establishment in the United States and Canada. MDS relationships include some of the largest FDIC insured banks in the United States.

         BuySeasons, LLC, a Wisconsin based company, is a retailer of seasonal merchandise and category specific, informational content on the Internet. The company creates category-specific and uniquely branded web sites that utilize the same personnel and site infrastructure but serve different peak selling periods, thereby leveraging fixed costs and expenses. By producing a "family" of Internet sites that target specific markets, BuySeasons is able to provide a multitude of products to an increasingly diverse customer base.

         Selection Philosophy. There are currently four prevailing themes in the selection of partner companies which play a guiding if not absolute role in the investments of the Company, its capcos and subsidiaries.

         o First, service provider companies that are able to provide business and management services to small and medium sized businesses in a cost effective way. The service providers' ability to construct innovative business models, target new market opportunities, define growth plans and develop new service offerings plays an important role in the overall success of the Company's partner companies as well as other small businesses.

         o Second, are small businesses that have developed a product or service, sold this product or service to an existing, defined customer base and have successfully captured a meaningful segment of a market. These companies benefit from the other, service provider partner companies' core competencies which are used to support and supplement the existing management skills. This structure lets the management teams exploit their personal strengths as managers and supplement their needs through an integrated network of service provider companies.

         o Third, are strong management team members and core competencies to add to the partner company network. Generally, these partner company investments involve the replication of an existing partner company's products and services in another geographic region in which the Company operates.

         o Fourth, the ability of the business to add large numbers of other small businesses to the marketing universe of affiliated companies as to facilitate the cross marketing of many other products and services. This ties in directly with the Company's overall objective of aggregating numerous small business markets for purposes of cross marketing.

         The Company has adopted a committee approach to investment or partner selection decisions, thereby tapping the experience of all participants in the process. A key feature of the Company's decision-making process is its requirement that the selection of companies to include within its collaborative network and other investments be made unanimously by the senior management and the local participants in the involved Regional Business Development Center. The Company believes that this unanimity requirement ensures that its decisions will continue to be well developed, sound and consensus oriented.

         Other Investments. Investments by the Company that are not qualified capco investments are included on the Company's balance sheet in "prepaid expenses and other assets". At December 31, 2001, the Company's other investments were carried at their cost basis of $567,000.

Execution

         Regional Business Development Centers. A key to the implementation of the Company's strategy is its emphasis on the selection and developmental efforts of its existing eight Regional Business Development Centers. These Regional Business Development Centers have been and will continue to be placed in areas traditionally underserved by business development firms, in areas away from "Silicon Valley" on the west coast and "Silicon Alley" on the east coast. These offices are valuable because they are staffed or associated with individuals with experience in working with small businesses who are able to identify and evaluate potential partner companies and other investments or acquisitions and they are also able to provide important services for the Company in its monitoring and acquisition efforts. In many cases, these individuals have made substantial investments in the equity of the capcos associated with their regional centers and are committed to the success of the Company's program.

         Once a company becomes associated with Newtek, it benefits not only from access to financing that the Company can make available or assist in finding, but also from the synergistic business relationships among the other partner companies, as well as the involvement of the Company's senior management and its Advisory Committee, (described below), all of whom have significant experience in meeting the critical needs of small businesses.

         Business Development Services. Essential to the success of any business venture is the formulation and implementation of a sound business strategy. The Company, through it senior management, regional management, advisors and associated professionals, works directly with its partner companies and other companies for which it provides management, strategic planning, marketing and financing in order:

         o  to create and implement their business model;
         o to recruit and locate key members for their senior management, board of directors and board of advisors;
         o to establish and coordinate strategic joint ventures in distribution, marketing and finance;
         o to coordinate and grow strategic relationships among all of its partner companies;
         o to offer its hands-on experience in all aspects of joint venture and contract negotiation;
         o  to help secure additional financing;
         o to identify and implement new technologies which can enhance the development of existing businesses, including web site development;
         o to identify and implement marketing strategies that will enable the developers of new technologies to find acceptance for their services among the partner companies or on a broader basis; and,
         o to reposition or augment existing platform companies with e-commerce strategies.

         Since its inception in 1998, the Company has added personnel in employee or independent contractor capacities in order to meet the requirements of monitoring and serving its partner companies and other investments. Through these resources, supplemented by the resources of the Regional Business Development Centers, the Company has secured the services of individuals in the areas of financial management, business management and analysis, contract finance, general business operations and computer and Internet technology. Management of the Company believes it currently has sufficient resources, including the resources available through the Advisory Committee, for its present needs. The partner companies have developed into an important source of business development support for each other, either through the "cross-marketing" of essential goods or services, or through making available the benefit of their experiences in addressing similar business problems.

         Regional Managers. The Company's regional management consists of the following individuals.

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

         Gregory L. Zink, Florida - Mr. Zink has over 20 years of broad based international financial and managerial experience in public and private corporations. Mr. Zink also has over 10 years experience in the venture capital business including investing, structuring, consulting, and managing investments in both early stage and mature private and public businesses. Mr. Zink has previously served as the investment advisor and consultant to a private investment trust with assets in excess of $30 million as well as a Director, President, CEO and CFO of Heuristic Development Group, Inc.("HDG"). Mr. Zink was a founder and President at the time of HDG's initial public offering on NASDAQ. He has also been the Chairman and CFO of Nekton Diving Cruises, Inc. and currently serves as a Director, CEO and CFO of Nautilus Group Japan, Ltd. ("NGJ"). NGJ is the exclusive distributor and franchiser of Nautilus in Japan. During Mr. Zink's tenure, he has negotiated several contracts and a leveraged buyout with some of Japan's largest corporations, including Mitsubishi and Sumitomo. Mr. Zink earned his MBA from the Wharton Business School at the University of Pennsylvania in 1983 and his BS in Finance from Pennsylvania State University in 1979. In 1981, he graduated from General Electric Corporation's Financial Management Program after holding a variety of financial positions at GE's Lighting Business Group in Cleveland, Ohio. Following graduate business school, Mr. Zink was employed as a Senior Consultant with Touche Ross (now merged as Deloitte Consulting). During his three years, he worked on a variety of financial, strategic and operational consulting assignments.

         Jeff M. Schottenstein, Florida - During the past 30 years, Mr. Schottenstein has been a Director of Schottenstein Investment, a diversified investment holding company with $650 million in assets, Vice President of Schottenstein Stores' Value City Stores Division (NYSE symbol VCD) and CEO of Schottenstein Realty Company, which specializes in the investment and restructuring of companies. Mr. Schottenstein has been involved in the capitalization and restructuring of numerous retail enterprises, including Weiboldts' Department Stores, Chicago, Illinois; Strauss Auto Parts, New York, New York; Valley Fair Discount Stores, New Jersey; Steinbach Stores and others. Along with his investors, Jeff Schottenstein has successfully acquired Bell Supply Company (retail oil and gas equipment supply company based in Kilgore, Texas) and Omni Exploration Company, the first successful Chapter 11 reorganization of an oil and gas service company in the United States. Mr. Schottenstein also serves on the Board of Directors of the Company.

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

         Dirk E. Sonneborn, New York - Mr. Sonneborn organized and operates the Exponential Business Development Company, Inc., ("Exponential") which the Company acquired in January 2002. Mr. Sonneborn has 25 years experience as a certified public accountant and, while at a predecessor firm of PricewaterhouseCoopers, LLP, he was a manager in the Emerging Business Service Group focused on new and emerging businesses. He has managed the capco program and its investments for Exponential and has participated as an investor in numerous technology oriented business ventures in the upstate New York area. He was also a founding member in 1986 of the Technology Business Advisory Group, a trade organization based in Syracuse. As a resource within the Company's network of companies, Mr. Sonneborn will be available to assist other partner companies their business plans.

         Doug Baird, Colorado - Mr. Baird is Vice President - Marketing for The Stone Pine Companies, Denver, CO. Since 1997 Mr. Baird has sourced Colorado-based venture transaction-flow for Stone Pine and maintains strong relationships within the state's venture community. He has built and maintains Stone Pine's database of active private equity funds, sponsors and private equity advisors. Mr. Baird has developed long-standing relationships with senior members of Hamilton Lane Advisors, Inc., the private equity advisor to several of the US's largest public employee pension systems. For 17 years prior to joining Stone Pine Mr. Baird had developed and/or marketed finance and investment products to institutional and retail clients including leasing portfolios, commercial real estate transaction, public securities as well as private equity venture transactions. With associates and partners he has been responsible for capital raises in excess of $100 million. In 1991 Mr. Baird founded and served as Managing Director of Golden State Financial Services, LLC, a Denver-based private investment banking firm. Mr. Baird negotiated several private financing facilities including one between a large Denver homebuilder / site developer and GE Capital. That relationship has grown significantly beyond the initial $20 million. Subsequently, he sold his share of Golden State to partners and outside investors. Mr. Baird was Vice President and Regional Marketing Director for Franchise Finance Corporation of America (FFCA) from 1988 through 1991. He was responsible for implementing marketing strategies and goals developed by Chairman Paul Bagley and National Marketing Director Wayne Harber. While at FFCA Mr. Baird assisted in raising over $200 million in private equity investments for issuers in a variety of industry sectors, including FFCA's flagship fund, Fiduciary Capital Partners, L.P. Mr. Baird received N.A.S.D. Series 7 and 63 licenses in 1980 and began his NYSE career in 1983 at the member firm PaineWebber, Inc. He received a Bachelor of Science in Behavioral Psychology and Economics from Western Michigan University in 1979.

         The individuals managing the Regional Business Development Centers (the "regional managers") have all participated in the capitalization and organization of the capco located in their area. They serve a number of functions within the Company's business model. The regional management are the local principals that satisfy any applicable capco requirements for the participation of local parties with investment experience. In addition, each individual, excluding Mr. Schottenstein, have consulting agreements with one of the Company's non-capco subsidiaries whereby they provide time and resources (office space, telephones, supplies, clerical assistance) to the management of their respective capco. Fees paid to the regional managers are a portion of the management fee earned by the Company for the management of the capco funds, and range in amount from $77,000 to $115,000 per year. Two of the individuals devote a much greater proportion of their time to the affairs of their capco and are employed by the Company's subsidiary at salaries of approximately $120,000 per year. These costs are not paid or reimbursed by the capcos or the partner companies.

         These consulting agreements require that the regional managers provide a meaningful amount of their time, but none are on a full time basis and all conduct other activities, and other investments, as well. Included within the services provided are the business development services provided by the Company to the investee companies which receive funds from a capco. As the regional managers have been chosen because they have many years of relevant experience, the investee companies are able to benefit from the availability of their experiences, knowledge, contacts, resources and skills. Partner companies and other investees who receive these services do not generally pay anything for them as they are provided by the Company to ensure the success of its acquisitions and investments.

However, when a partner company within the Company's network purchase services from another partner company, it pays the fair value for those services but, because of inter-company eliminations, the effect on the Company is nil.

         Similarly, the capcos themselves require attention for the identification of debt or equity investments in order to meet their respective minimum investment goals under the programs. The regional managers are an important part of the Company's efforts to identify and screen appropriate investments because of their deep knowledge of and participation in their communities. The cost of these services are included in the consulting agreements with the individuals. Finally, because of their stature in their communities, the regional managers are able to assist the Company in its newer initiatives in non-capco areas. The most notable example is the role which the managers of the Regional Business Development Center in Wisconsin have played in the organization and initial funding commitments for a new Small Business Investment Company to be operated, subsequent to SBA approval, by a subsidiary of the Company and to be funded jointly by the Company's capco and numerous local community banks. As the regional managers will be devoting additional time to these projects, they will be provided additional compensation and will share in the equity of the program.

         The Company's Regional Business Development Centers are located as follows:


         o        Wisconsin                     o        New York
                  ---------                              --------

         1330 West Towne Square Road            845 Third Avenue, 8th Floor
         Mequon, Wisconsin  53092               New York, New York  10022

         o        Florida                       o        New York
                  -------                                --------

         1000 Brickell Avenue                   100 Quentin Roosevelt Blvd
         Miami, Florida  33131                  Garden City, New York  11550

         o        Louisiana                     o        New York
                  ---------                              --------

         1 Canal Place                          300 Pearl Street, 10th Floor
         New Orleans, Louisiana  70130          Olympic Towers

                                                Buffalo, New York 14202

         o        Colorado                      o        New York
                  --------                               --------

         1530 16th Street                       216 Walton Street
         Denver, Colorado 80202                 Syracuse, New York 13202


         Advisory Committee. The Advisory Committee has been used as a direct extension of the Company. Advisory Committee members are a source of information and are used to focus on specific technologies and industries where the highest level of sophistication is required for business development. The Advisory Committee consists of individuals from diverse backgrounds, but with specific knowledge regarding different aspects of business development, technology and the Internet. The individuals include:

         o  Alfonse D'amato - Former United States Senator
         o  Michael Balboni - New York State Senator
         o David Simon - Director/Vice President of Business Development of e-Citi/Citibank N.A.
         o Bruce Richards - President and Chief Executive Officer of Marathon Asset Management Company
         o  Barry Simon - Vice President, Content Development - American Express
         o Peter Fitzpatrick - Partner in Gunderson Partners, a global executive search firm.

         Members of the Newtek Advisory Committee have provided or are currently providing assistance in areas such as the introduction and negotiation of potential joint ventures, marketing analysis and strategic advice to the Company and the partner companies and management recruitment assistance. Specifically, advisory members have provided assistance to partner companies in the area of negotiating a consumer credit facility with a major national financial service provider and have assisted in the solicitation of credit card processing businesses. The members of the Company's Advisory Committee have made themselves available to consult with management or partner companies on an as needed basis. The compensation provided to the members of the Advisory Committee has been in the form of, generally 10,000, stock options. Depending on the scope and extent of services provided by a member of the Advisory Committee, the Company may agree to enter into additional compensation arrangements if so warranted; in January 2002, it entered into a six month consulting agreement with one of the current Advisory Directors

Government Regulation; Investment Company Act of 1940

         Overview. Because of the nature of the business of the Company and of the activities of the Company's principal operating company other than the capcos, The Whitestone Group, LLC, management of the Company has addressed the question of the application of the Investment Company Act of 1940, as amended (the "Investment Company Act"), to the business of the Company. As discussed below, the application of the Investment Company Act to the Company would impose requirements and limitations that are materially inconsistent with the Company's current and intended business strategy.

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

         The Company's business strategy and business activities involve taking mainly majority-ownership and primary controlling interests in partner companies with a view to participating actively in their management and development. The Company believes that this strategy and the scope of its business activities would not cause it to fall within the definition of investment company or, if so, provide it with a basis for an exclusion from the definition of investment company under the Investment Company Act.

         Asset and Income Composition. The Company has determined that as of the end of its last fiscal year, no more than 40% of the value of its total assets (adjusted to exclude U.S. government securities and cash) consisted of investment securities. The value of the Company's holding of securities as of the date, for purposes of the definition of investment company under the Investment Company Act, consisted mainly of its interests in partner companies, which are majority owned or primarily controlled subsidiaries of the Company or its affiliated companies. In addition, the Company has determined that as of that date, no more than 45% of the value of its total assets (adjusted to exclude U.S. government securities and cash) consisted of securities other than its interests in its partner companies, and that for its most recent fiscal quarters, the Company has not derived more than 45% of its net income combined from securities other than its interests in its partner companies. Consistent with the Company's investment strategy, the Company intends to hold its interests in its partner companies generally for the long-term, not with a view mainly to realize profits from subsequent sales of interests in these companies.

         The Company's Board of Directors has determined to monitor the value of the Company's assets and the sources of its income on at least a quarterly basis to ensure compliance with the requirements of the Investment Company Act and related rules.

         To maintain compliance with Rule 3a-1, or otherwise to ensure that the Company does not fall within the definition of investment company, the Company may be unable to sell assets which it would otherwise want to sell and may need to sell assets which it would otherwise want to retain. In addition, the Company may have to acquire additional income or loss generating assets that it might not otherwise have acquired and may need to forego opportunities to acquire interests in attractive companies that might be important to its business strategy. In addition, although the Company's partner companies may be majority owned subsidiaries or primarily controlled companies when it acquires interests in them, changes in the value of the Company's interests in its partner companies and the income/loss and revenue attributable to its partner companies could result in these assets being treated as investment company assets.

         "Holding Out" As An Investment Company. Notwithstanding the composition of the Company's assets or income, Newtek or any other company may be deemed to be an investment company for purposes of the Investment Company Act as a result of the manner in which it presents itself to the public and its shareholders. In particular, public statements, securities filings or other actions may cause the Company or any other company to be perceived as an investment company regardless of its asset and income composition. Because of the manner in which the Company originated, the structure of the capco funding, and the reduced but still present activities related to previous venture capital approach of one of the Company's subsidiaries, management of the Company has determined that the need exists for a clear statement of the company's intent with respect to the Investment Company Act. In June 2000, the Company's Board of Directors adopted a resolution stating, in part, that it is the determination of the Board that the Company not be engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities, and that these activities may only be undertaken in a manner consistent with the business strategy of the Company to make its principal business that of holding majority or primary controlling interests in a network of early stage and emerging businesses. Management was directed to make periodic reports no less frequently than quarterly as to the status of the Company's operations and continued conformance with the asset and income tests under the Investment Company Act and to determine and take or recommend for Board approval actions necessary to maintain compliance, including the acquisition or disposition of assets. A statement of intent by the Board of Directors is not, however, dispositive of whether the Company is "holding out" as an investment company under the Investment Company Act.

         Consequences of Investment Company Regulation. Investment Company Act regulations are inconsistent with the Company's strategy of actively managing, operating and promoting collaboration among its network of partner companies, and it is not feasible for the Company to operate its business as a registered investment company. The Company believes that because of the planned structure of the Company's interests in its partner companies and its business strategy, it will not be regulated under the Investment Company Act. However, the Company cannot assure you that the structure of its partner company interests and other investments and its business strategy will preclude regulation under the Investment Company Act, and the Company may need to take specific actions that would not otherwise be in its best interests to avoid such regulation.

         If the Company falls under the definition of an investment company, and is unable to rely on an available exclusion or to obtain an order of the SEC granting an exclusion, it would have to register under the Investment Company Act and comply with substantive requirements under the Investment Company Act applicable to registered investment companies. These requirements include:

         o  limitations on the Company's ability to borrow;
         o  limitations on the Company's capital structure;
         o  restrictions on acquisitions of interests in associated companies;
         o  prohibitions on transactions with affiliates;

         o  restrictions on specific investments; and
         o compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations.

         These rules and regulations would significantly change the Company's operations and prevent it from executing its business model.

Government Regulation; State Capco Regulations

         Each of the states which operate capco tax credit programs have established administrative mechanisms to monitor compliance with the requirements of the programs, that is to verify that the capcos have met applicable minimum investment requirements and are otherwise acting in conformance with the statutes and rules. Requirements include limitations on the initial size of the recipients of the capco funds, including the number of their employees, the location within the respective state of the recipients and the recipients' commitment to remain therein for a specified period of time, the types of business conducted by the recipients, and the terms of the investments in the recipients. Capcos are required to maintain detailed records so as to demonstrate to state examiners compliance with all applicable requirements. Contrary to other programs, the regulatory requirements applicable to capcos are, generally, limited to the minimum investment requirements. The capcos operated by the Company are currently in full compliance with all applicable requirements and management anticipates no difficulty in maintaining that status in the future.

Shareholder Value

         The Company's principal business objective is to promote longer-term shareholder value for its shareholders and those of its partner companies. An important component of the selection of each partner company is an analysis of the potential shareholder value that ultimately could be realized, in most cases through a public offering of their stock. This enables management and employees of the partner companies to realize the value they have created and continue to create in the company, obtains an independent source of financing for further growth and creates a valuable currency for making strategic acquisitions. In the event of an initial public offering by a partner company, the Company would generally expect to retain a majority or controlling interest in the company and to benefit as a shareholder from the increased public company value. While the Company will continue to acquire interests in its partner companies for long-term gain, and does not anticipate selling the interests in them in the ordinary course of business, other than as part of the merger or sale of an entire company, the Company may, from time to time, undertake sales of its interests when it believes the action to be in the Company's and the shareholders' overall best interests. Such possible sales will be influenced in part by the need to monitor and control the receipt of the type of income that would cause the Company to be subject to regulation as an investment company. See Government Regulation: Investment Company Act of 1940 - Asset and Income Composition. The Company's management has the experience and has taken an active role in advising partner companies and others on strategies to maximize shareholder value, including:

         o  a public offering;
         o  joint ventures or merges with strategic partners;
         o  sales to financial buyers;
         o  recapitalization of the business;
         o  merger with a public company;
         o  private sale of an equity interest to investors; or
         o  a spin-off or sale of the company or individual business segments.

The Company's management has extensive experience with each of these techniques and believes it will be of material assistance to its partner companies in selecting and implementing the appropriate strategy.

Risks Associated with the Company's Business

         The following factors are important to understand management's current assessment of the principal risks associated with the Company's business.

         1. There is a risk that the Company and its partner companies may not be profitable on a consolidated basis, or may never become profitable. The Company's partner companies are and are expected to remain in early stages of development and will have limited revenues. Further, the income, if any, generated by partner companies will be offset by losses of other partner companies. Moreover, the Company's continuing acquisition of interests in early stage partner companies may further hinder profitability. The Company's short-term success will depend heavily on the continued operations of its capcos.

         2. If the Company cannot acquire interests in attractive partner companies on reasonable terms, the Company's business strategy may not succeed. The Company may be unable to acquire an interest in businesses for a number of reasons, including:

         o  a lack of capital sufficient to acquire an interest in the company;
         o incompatibility of vision and strategy between the Company and a business;
         o a failure to agree on terms of the acquisition, such as extent or price of acquisition;
         o  competition from other acquirers; or
         o  the unwillingness of the target to partner with the Company.

These factors create the possibility that the Company may not be able to compete effectively with current or future competitors, and these competitors may limit the Company's opportunities to acquire interests in new partner companies.

         3. The value of the Company's common stock could be adversely impacted by the performance of its partner companies, aspects of which may be outside the control of the Company. Each of the partner companies may be impacted by economic, governmental, industrial and internal company factors outside the control of the Company. If the partner companies do not succeed, the value of the Company's assets and the price of the Company's stock would decline.

         4. Because the Company's capcos are subject to various state law requirements, a failure of any of them to meet these requirements could subject the capco and the Company's shareholders to serious financial consequences. In general, the Company's capcos issue debt instruments to insurance company investors and the capcos then acquire interests in companies in accordance with applicable state statutes. In return, the states issue tax credits to the capcos, which are available to and used by the insurance company investors to reduce their state tax liabilities. In order to maintain its status as a capco and to avoid the recapture of the tax credits granted, each capco must meet a number of state requirements. A key requirement in order to continue capco certification is that a capco must comply with minimum investment schedules that benchmark both the timing and type of required investments. A final loss of capco status, that is decertification as a capco, results in loss of the tax credits. Losses by the capcos due to investments in riskier early stage, start up and high growth businesses could make it significantly more difficult for the capcos to meet minimum state statutory investment benchmarks and thus subject the capcos to decertification as a capco and further financial loss. In accordance with the Company's investment objectives, it and the capcos will acquire interests in early stage companies which are riskier than some other investments.

         5. Under the terms of insurance purchased by the capcos for the benefit of the investors, the capco insurer would be authorized, in the event of a threat of decertification by a state, to assume up to complete control of a capco so as to avoid final decertification and interest payments. While avoiding final decertification, control by the insurer would result in significant disruption of the capco's business and likely result in financial loss to the capco and possibly the Company and its shareholders.

         6. Virtually all of the Company's 2001 income was derived from the recognition of income related to tax credits available under current certified capital company programs in which it participates. The Company will recognize additional income over the next four to ten years from these programs. Thereafter, unless additional capco programs are adopted and the Company is able to participate in them, the Company will derive no new income from this source. The adoption of new state capco programs in the future could be materially and adversely affected by the continuation of current adverse economic conditions. If adverse conditions continue, the willingness of state governments to provide capco tax credits could be materially diminished.

         7. Because the Company's method of recognition of income derived from the capco tax credits causes most or all such income to be received in early years of the programs, in the absence of income from other sources, the Company and its capcos could sustain material losses in later years. In the absence of income from other sources, the Company and its capcos could sustain material losses. Despite the cessation of tax credit income, the Company will continue to incur costs for the administration of the capcos.

         8. To the extent that the Company's partner companies grow rapidly, and as the Company acquires more and larger interests in partner companies, the resources the Company allocates to assist its partner companies may become strained.

Sources of Funding and Revenue

         Funding. Since its inception, the Company's source of funding and revenue has been primarily derived from the creation and operation of certified capital companies and, in particular, income generated by the tax credit aspect of the capco programs. For the foreseeable future, the Company anticipates that its funds for investment in partner companies will come from:

         o  its own capital (including retained earnings);
         o funding provided by the U.S. Small Business Administration in conjunction with the Company's establishment of one or more small business investment companies ("SBIC");
         o  additional capital market financings; and
         o funds provided through the capcos and other possible sources of managed funds, including other state or federal governmental programs.

         The Company anticipates that, as a percentage of total funding, and relative to current sources of funds including capcos, the amounts it invests representing its own direct capital, will grow over time.

         During 2001 the Company's management in conjunction with its Wisconsin Business Development Center completed the planning for a small business investment company, or SBIC. the Company's capco entered into agreements with the Community Bankers of Wisconsin, the principal community banking trade organization in Wisconsin, to co-sponsor and fund the SBIC, which will be managed by the Company and its principals in the state. Various of the members of the association of Community Bankers have invested approximately $7 million and the capco has committed $3 million; these funds will be used to obtain 2 for 1 matching funds from the U.S. Small Business Administration, if and when it approves the application filed with the Administration. The Company's Wisconsin capco regulators have approved the capco's participation in the program due to the fact that the program will make available an additional $27 million in venture capital funding in the state, which will be invested under the direction and on behalf of the Company's capco as well as the participating community banks.

         The participation in such a SBIC program by the capco is possible due to the significant overlap in the investments possible under each program. As such, when and if the Wisconsin capco's participation is successful, management of the Company intends explore the possibility of replicating the program in other states where it operates capcos.

         Revenue. Revenues to be derived from sources other than the capco programs will be minimal until the partner company network has the time to develop into profitable businesses. The Company anticipates that additional revenue will be derived from:

         o retained earnings from its direct interests in partner companies as well as the interests of partner companies held by the Company's capcos;
         o gains from sales of investments in partner companies, the disposition of which are not anticipated to be made in the ordinary course of the Company's business; and

         o fees and incentive participations from funds which are invested for other institutions, such as investment advisory fees paid to managers of private equity funds.

         Currently, all of the Company's partner companies and other capco investments are either in very early stages of development or are small businesses. These companies will require material resources, managerial strength and time to develop into profitable businesses. The Company does not now receive, nor does it expect to receive in the near future, material revenue or profit from the operations of these companies. If the companies succeed, it will take appreciable time, at least 18 to 36 months, or more, for their shareholders and the Company's shareholders to see results. The Company may determine to retain its interest in a partner company, particularly one with publicly traded stock, despite an opportunity to make a shorter-term gain if doing so would contribute to achievement of the company's long-term strategy to develop its partner companies. The Company does not view such gains as a reliable or likely source of material revenue.

Employees

         As of December 31, 2001, the Company employed a total of 60 people, of which 11 assist on an as-needed basis with the operation of capcos in Florida, Wisconsin and Louisiana. The Company believes its labor relations are good and none of its employees are covered by a collective bargaining agreement.

Item 2.  DESCRIPTION OF PROPERTY

         The Company maintains leased office space at 845 Third Avenue, 8th Floor, New York, New York, 10022 and leases an additional office at 100 Quentin Roosevelt Blvd, Garden City, New York. As of December 31, 2001 The Company also leased offices for the certified capital companies and other subsidiaries in the following locations:

         o  Buffalo, New York
         o  Syracuse, New York
         o  New Orleans, Louisiana;
         o  Miami, Florida;
         o  Milwaukee, Wisconsin; and,
         o  Denver, Colorado

         All office leases are on a month-to-month basis. The Company believes that its office space is satisfactory for its current needs.

         As a result of the acquisition of REXX on September 19, 2000, the Company acquired title to a warehouse previously used by REXX in a former business. In March, 2002, the property was sold for the book value as of December 31, 2001 and the Company received payment and applied the proceeds to pay off the outstanding mortgage. See, also, Note 12 to the Notes to Consolidated Financial Statements.

Item 3.  LEGAL PROCEEDINGS

         From time to time, the Company and its subsidiaries are parties to various legal proceedings incident to its business. At December 31, 2001, there were no legal proceedings which management anticipates would have a material adverse effect on the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

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

                                                                Closing Price
                                                                -------------
For the Fiscal Year Ended December 31, 2001                     High      Low
-------------------------------------------                     ----      ---
First Quarter (January 1, 2001 through March 31, 2001)          $5.75    $2.00
Second Quarter (April 1, 2001 through June 30, 2001)            $4.00    $2.75
Third Quarter (July 1, 2001 through September 30, 2001)         $3.60    $3.00
Fourth Quarter (October 1, 2001 through December 31, 2001)      $3.49    $3.00

         Holders

         On March 18, 2002, as reported by the Company's transfer agent, shares of common stock were held by approximately 437 people, based on the number of record holders, including nominees for an undetermined number of beneficial owners.

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

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction and Certain Cautionary Statements

            The following discussion and analysis of our financial condition and results of operations focuses on and is intended to clarify the results of our operations, certain changes in our financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included in this Annual Report. This discussion should be read in conjunction with, and is qualified by reference to, the other related information including, but not limited to, the audited consolidated financial statements (including the notes thereto and the independent auditor's report thereon), the description of our business, all as set forth in this filing, as well as the risk factors discussed below.

            The discussion set forth below, as well as other portions of this filing, contains statements concerning potential future events. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those discussed below. Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. We will not update any forward-looking statements in this filing.

Critical Accounting Policies

         Revenue Recognition   Income from tax credits: Following an application
process, a state will notify a company that it has been certified as a capco. The state then allocates an aggregate dollar amount of tax credits to the capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the capco. The capco is legally entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements. The Company has capcos in four states. Each statute requires that the capco invest a threshold percentage of Certified Capital in Qualified Businesses within the timeframes specified. As the capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the capco program. Such a disqualification, or "decertification" as a capco results in a permanent recapture of all or a portion of the allocated tax credits. The proportion of the possible recapture is reduced over time as the capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks. As the capco progresses in its investments in Qualified Businesses and, accordingly, places an increasing proportion of the tax credits beyond recapture, it earns an amount equal to the non-recapturable tax credits and records such amount as income, with a corresponding asset called "credits in lieu of cash", in the balance sheet.

         The amount earned and recorded as income is determined by multiplying the total amount of tax credits allocated to the capco by the percentage of tax credits immune from recapture (the earned income percentage) under the state statute. To the extent that the investment requirements are met ahead of schedule, and the percentage of non-recapturable tax credits is accelerated, the present value of the tax credit earned is recognized currently and the asset, credits in lieu of cash, is accreted up to the amount of tax credits deliverable to the Certified Investors. The obligation to deliver tax credits to the Certified Investors is recorded as interest payable. On the date the tax credits are utilizable by the Certified Investors, the capco decreases credits in lieu of cash with a corresponding decrease to interest payable.

         Defeasance of Debt   At the initiation of the transaction, the capco
issues notes to the insurance company investors and takes some of the cash proceeds and purchases an "insurance" contract in legal form from an insurance company (the "Insurer").

         This transaction makes the Insurer the primary obligor for the principal payment at maturity (i.e., the Insurer must repay the principal at maturity). As a result, no liability is recorded on the Company's books. However, the Company remains secondarily liable for such principal payment and must periodically assess the likelihood that it will become primarily liable and, as such, record a liability.

         Investment Valuation   The various interests that the Company acquires
as a result of its investments are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company's voting interest in a company, and monthly valuations are performed so as to keep the Company's records current in reflecting the operations of all of its investments.

         Companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities or those the Company has effective control over are generally accounted for under the consolidation method of accounting. Under this method, an investment's results of operations are reflected within the Company's Consolidated Statement of Operations. All significant intercompany accounts and transactions are eliminated. The results of operations and cash flows of a consolidated partner company are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the partner company. Upon dilution of control at or below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

         Companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities, including voting rights associated with the Company's holdings in common, preferred and other convertible instruments. Under the equity method of accounting, a company's accounts are not reflected within the Company's Consolidated

Statements of Operations; however, the company's earnings or losses is reflected under the caption "Equity income (loss)" in the Consolidated Statements of Operations.

         Companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting, for which monthly valuations are performed. Under this method, the Company's share of the earnings or losses of such companies is not included in the Consolidated Statements of Operations, but the investment is carried at historical cost. In addition, cost method impairment charges are recognized as necessary, in the Consolidated Statement of Operations if circumstances suggest that the value of the investment has diminished, particularly due to losses. Subsequent increases in value, if any, of the underlying investees does not impact the Company's accounting. The Company records as income amounts previously written off only when and if the Company receives cash in excess of its remaining investment balance.

         On a monthly basis, the Investment Committee of the Company meets to evaluate each of the Company's investments. The Company considers several factors in determining whether an impairment exists on the investment, such as the investee's net book value, cash flow, revenue growth and net income. In addition, the Investment Committee looks at larger variables, such as the economy and the investee company's industry, to determine if an other than temporary decline in value exists in the Company's investment.

                           DECEMBER 31, 2001 AND 2000

Comparison of the years ended December 31, 2001 and December 31, 2000

         Newtek Capital, Inc.
         --------------------

         Revenues increased by approximately $15,090,000 to $23,800,000 for the year ended December 31, 2001, from $8,710,000 for the year ended December 31, 2000. Income from tax credits increased by approximately $14,965,000, due to the achievement of certain investment benchmarks in connection with specific capco statutes. Interest and dividend income decreased by approximately $273,000 to $1,845,000 for the year ended December 31, 2001, from $2,118,000 for the year ended December 31, 2000. This decrease was primarily due to additional investments made with lower interest rates. Consulting fee income decreased by approximately $25,000 due to the decrease in paid consulting related activity.

         General and administrative expenses increased by approximately $2,514,000, to $7,430,000 for the year ended December 31, 2001, from $4,916,000 for the year ended December 31, 2000, due to increased staffing and professional fees attributable to the increased size and number of capcos. In addition to the larger legal and accounting fees that occur with additional capcos, the Company also consolidates some of its investments, which results in the investments' general and administrative expenses are included in the Company's consolidated results.

         Interest expense increased by approximately $4,297,000, to $11,577,000 for the year ended December 31, 2001, from $7,280,000 for the year ended December 31, 2000, which was attributable to increased size and number of capcos in existence for a full year. Substantially all of the Company's interest expense is non-cash. See Note 7 to the Consolidated Financial Statements.

         The other than temporary decline in the value of the Company's investments as of December 31, 2001 of $372,000, net of recovery, is comprised of $250,000 of its investments for Hypercosm and $152,000 for Group Management Technologies. In addition, the Company determined an impairment existed for certain non-capco investments (included in prepaid expenses and other assets on the balance sheet), and recorded a charge of $75,000. The Company also recovered $105,000 of cash on two of its debt investments previously written down.

         Net income increased by approximately $4,355,000, to net income of $930,000 for the year ended December 31, 2001, compared to net loss of $3,425,000 for the year ended December 31, 2000, due to the changes in revenue and general and administrative expenses discussed above, decrease in other than temporary decline in investments of $860,000, increased equity in losses of approximately $2,280,000, a decrease in minority interest in losses of $2,390,000 and decreased income taxes of $253,000.

         Partner Companies
         -----------------

         At December 31, 2001, the Company had six majority-owned partner companies, all of which were as a result of investments through the capco programs. The majority-owned companies were Harvest Strategies, Universal Processing Services - New York, , Universal Processing Services - Wisconsin, , Universal Processing Services - Louisiana, PPM Link, LLC., and CB Real Net, LLC. For the year ended December 31, 2001, these companies represented approximately $904,000 in losses that are consolidated in the Company's results, versus zero for the year ended December 31, 2000.

         At December 31, 2001, the Company had five companies accounted for under the equity method, all of which were as a result of investments through the capco programs. The companies were Group Management Technologies, Starphire, LLC, AIDA, LLC, Transworld Business Brokers, LLC, and Direct Creations, LLC. For the year ended December 31, 2001, these companies represented approximately $2,280,000 in losses that are shown on the consolidated statement of operations as equity in net losses of affiliates, versus $163,000 in losses for the year ended December 31, 2000.

Liquidity and Capital Resources

         The Company has funded its operations primarily through the issuance of notes to insurance companies through the capco program. Through December 31, 2001, the Company has received approximately $135,468,000 in proceeds from the issuance of long-term debt and warrants through the capco programs. The Company's principal capital requirements have been to fund the defeasance of the principal amount of notes issued to the insurance companies ($37,190,590), the acquisition of capco insurance policies ($5,122,209), the acquisition of partner companies interests, funding of other capco-qualified investments, and working capital needs resulting from operating and business development activities of its partner companies.

         Net cash used in operating activities for the twelve months ended December 31, 2001 of approximately $5,837,000 resulted primarily from net income of $930,000, adjusted for the non-cash interest expense of approximately $10,677,000 and non-cash income tax expense of approximately $535,000. It was also affected by the approximately $2,280,000 in non-cash equity in net losses of affiliates and approximately $509,000 of minority interest. This was offset by the approximately $21,498,000 in non-cash income from tax credits. In addition, the Company had an increase in components of working capital of approximately $1,185,000.

         Net cash used in investing activities for the year ended December 31, 2001 of approximately $1,979,000 resulted primarily from approximately $24,588,000 in additional qualified investments (inclusive of $10,893,000 of investments consolidated in the financial statements) made in the period offset by repayments on debt instruments of $12,072,000 (the Company makes debt investments, some of which are paid off in a short period of time).

         Net cash provided by financing activities for the year ended December 31, 2001 was approximately $4,291,000, primarily attributable to the approximately $5,200,000 in proceeds from the issuance of note payable-insurance, the $575,000 in proceeds from the Company's bank line of credit, and net proceeds of approximately $726,000 from the private placement of stock during the twelve months ended December 31, 2001. This was offset by payments on a premium financing note payable-insurance of approximately $1,596,000 and tax distributions to members of the capcos of approximately $608,000.

         Liquidity Risk. The Company believes that its cash and cash equivalents, its anticipated cash flow from operations, its ability to access private and public debt and equity markets, and the availability of funds under its existing JP Morgan line of credit will provide it with sufficient liquidity to meet its short and long-term capital needs. In addition, the Company's capcos have the ability to increase the amount of their debt, but the Company has no need for or anticipation of utilizing this capacity. The loss of any one or two of these liquidity sources would not present an impossible obstacle to the Company's operations. However, the failure of the Insurer, which is primarily liable for the repayment of the capco debt of $119,280,000 would require the capcos to assume this repayment obligation upon the maturity of the notes. Management has determined that the likelihood of the capcos becoming primarily liable for a material portion of this debt due to the failure of the Insurer, which is currently credit rated as "AAA," is remote.

         The following chart represents the Company's obligations and commitments, as of December 31, 2001, for future cash payments under debt, lease and employment agreements:

Year        Debt              Leases        Employment Agreements     Total
----        ----              ------        ---------------------     -----
2002    $6,170,108           $68,640               $900,000        $7,138,748
2003     2,862,740            71,042                     --         2,933,782
2004     2,129,665            73,528                     --         2,203,193
2005            --            76,101                     --            76,101
2006            --            78,786                     --            78,786
2007+    3,810,161                --                     --         3,810,161
       -----------          --------               --------       -----------
Total  $14,972,674          $368,097               $900,000       $16,240,771
       ===========          ========               ========       ===========

         This chart excludes the mortgage payments on the company's asset held for sale (which was sold and repaid in March of 2002) and the taxes due to capco minority owners (which can not be anticipated).

         During the year ended December 31, 2001 the Company generated cash flow primarily from the following sources:

         o  private placement of common stock, netting $726,000;
         o proceeds from issuance of a "note payable-insurance" of $5,200,000 from the premium finance company, AI Credit, see Note 5 to the Consolidated Financial Statements;
         o proceeds from a Chase Manhattan Bank line of credit of $575,000, with a December 31, 2001 interest rate of 5% ($925,000 still available and not used, terms are twelve months at prime plus a quarter point);
         o return of investments of $12,072,000, which was held pending reinvestment;
         o  investment income of approximately $1,845,000; and
         o  other income of approximately $448,000.

         The cash was primarily used to:

         o fund distributions to owners of the predecessors of the Company in lieu of compensation and related to passed-through tax liabilities of $608,000
         o invest $24,588,000 (less $10,893,283 which was consolidated into the Company's financial statements) in small or early stage businesses; and
         o repay to AI Credit on a "note payable-insurance" of approximately $1,596,000.

         During the year ended December 31, 2000 the Company generated cash flow primarily from the following sources:

         o the issuance of debt and equity securities (warrants) to insurance company investors of approximately $57,741,000 in conjunction with the capitalization of three capcos ($34,941,000 of these proceeds was used to purchase insurance coverage);
         o  private placement of common stock, netting $3,556,000;
         o return of investments of $5,522,000, which was held pending reinvestment;
         o  investment income of approximately $1,960,000; and
         o  consulting fees of approximately $35,000.

         The cash was primarily used to:

         o purchase insurance coverage for the four new capcos' obligations for approximately $34,941,000;
         o fund distributions to owners of the predecessors of the Company in lieu of compensation and related to passed-through tax liabilities of $903,000;
         o  invest $14,287,000 in small or early stage businesses; and

         o  repay a bank loan of approximately $725,000.

         As of December 31, 2001, the Company had approximately $21,343,000 in cash of which substantially all was restricted for use for capco activities.

         The Company will have current working capital requirements associated with operating its current businesses. It is the Company's intention to acquire interests in partner companies through additional capcos programs and through acquisitions made by the Company directly. The Company's working capital requirements may, therefore, increase in the future and require additional external financing. The Company expects to finance its participation in additional capcos and other ventures principally with externally generated funds, which may include:

         o  borrowings under current or future bank facilities; and/or
         o  the sale of equity, equity-related or debt securities.

There can be no assurance, however, financing will be available in amounts, at rates or on terms and conditions acceptable to the Company.

Income from Capco Tax Credits

         In general, the capcos issue debt and equity instruments, generally warrants, to insurance company investors. For a description of the debt instruments and warrants issued by the Company's capcos, see Notes 1, 7 and 8 to the Consolidated Financial Statements. The capcos then make targeted investments, as defined under the respective state statutes, with the funds raised. Each capco has a contractual arrangement with the particular state that legally entitles the capco to receive (or, earn) tax credits from the state upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the capcos to maintain their state-issued certifications, the capcos must make targeted investments in accordance with these requirements, which requirements are consistent with the Company's overall business strategy of acquiring controlling positions in a group of early stage companies. Each capco also has separate, contractual arrangements with the insurance company investors obligating the capco to pay interest on the aforementioned debt instruments. The capco may satisfy this interest obligation by delivering the tax credits or paying cash. The insurance company investors have the legal right to receive and use the tax credits and would, in turn, use these tax credits to reduce their respective state tax liabilities in an amount usually equal to 100% of their investments in the capcos. The tax credits can be utilized over a ten-year period at a rate of, usually, 10% per year and in some instances are transferable and can be carried forward.

         Accordingly, the capco recognizes the "income from tax credits" as they are "earned." If the tax credits are "earned" before the State is required to make delivery (i.e., investment requirements are met ahead of schedule, but credits are capped at 10% per year), then the present value of the tax credit earned is recorded at a discounted value upon achievement of the requirements and be accreted up to the full tax credit upon their availability for utilization by the insurance company investors. The insurance company investors use the tax credits as they become available by state law.

         While utilizable by the insurance company investors at 10% per year, the capco income is not "earned" at the same rate. Following an application process, a state will notify a company that it has been certified as a capco. The state then allocates an aggregate dollar amount of tax credits to the capco. However, this amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the capco. Each statute requires that the capco invest a threshold percentage of its initial funding in qualified businesses within the timeframes specified. As the capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the capco program. A disqualification, or "decertification," of a capco results in a recapture of all or a portion of the allocated tax credits; the proportion of the recapture is reduced over time as the capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks. As the capco progresses in its investments in qualified businesses and, accordingly, places an increasing proportion of the tax credits beyond recapture, it "earns" an amount equal to the non-recapturable tax credits and records this amount as income, with a corresponding asset called "credits in lieu of cash," on the balance sheet.

         The amount earned and recorded as income is determined by multiplying the total amount of tax credits initially allocated to the capco by the percentage of tax credits immune from recapture (the earned income percentage) under the state statute. The total amount of tax credits allocated to each of the capcos, the required investment percentages, recapture percentages and related earned income percentages, and pertinent dates are summarized as follows:

                                                     The First to Occur
                                                     ------------------
                                                            Investment       Decertification                       Earned
   State            Total Tax             Investment        Benchmark           Recapture          Recapture       Income
   Capco        Credits Allocated         Benchmark            Date             Thresholds        Percentage     Percentage
   -----        -----------------         ---------        -----------          ----------        ----------     ----------
FLORIDA            $37,384,028                                            Prior to 20%               100%              0%
Wilshire                                      20%            12/31/00     After 20% before 30%        70%             30%
Partners (WP)                                 30%            12/31/01     After 30% before 40%        60%             40%
                                              40%            12/31/02     After 40% before 50%        50%             50%
                                              50%            12/31/03     After 50%                    0%            100%

LOUISIANA           $18,040,000                                           Prior to 30%               100%              0%
Wilshire LA                                   30%            10/14/02     After 30% before 50%        70%             30%
Advisers (WLA)                                50%            10/14/04     After 50%                    0%            100%

NEW YORK            $ 3,810,161                                           Prior to 25%               100%              0%
Wilshire                                      25%            6/22/00      After 25% before 40%        85%             15%
Advisers (WA)                                 40%            6/22/01      After 40% before 50%        70%             30%
                                              50%            6/22/02      After 50%                    0%            100%

LOUISIANA           $3,355,000                                            Prior to 30%               100%              0%
Wilshire                                      30%            10/13/03     After 30% before 50%        70%             30%
LA Advisors II                                50%            10/13/05     After 50%                    0%            100%
(WLA II)

NEW YORK            $6,807,866                                            Prior to 25%               100%              0%
Wilshire                                      25%             4/7/02      After 25% before 40%        85%             15%
N.Y. Advisers II                              40%             4/7/03      After 40% before 50%        70%             30%
(WNY II)                                      50%             4/7/04      After 50%                    0%            100%

NEW YORK            $35,160,202                                           Prior to 25%               100%              0%
Wilshire                                      25%            12/21/02     After 25% before 40%        85%             15%
N.Y. Partners III                             40%            12/21/03     After 40% before 50%        70%             30%
(WNY III)                                     50%            12/21/04     After 50%                    0%            100%

WISCONSIN          $16,666,667                                            Prior to 30%               100%              0%
Wilshire                                      30%            10/25/02     After 30% before 50%        70%             30%
Investors (WI)                                50%            10/25/04     After 50%                    0%            100%

         Under the various state capco provisions, there is a difference in the amount of qualified investments made and the amount of income recognized by the respective capcos upon satisfaction of the various benchmarks. The table below relates the investments made, both as percentage of total funds and in dollar amounts, to the income recognized as each benchmark is achieved. In all of these programs, a majority of the Company's income from the delivery of the tax credits will be recognized no later than five years into the ten-year programs.

                     Allocated              Investment                     Earned
     State              Tax                 Benchmark                      Income
     Capco            Credits            Percent/Dollars              Percent/Dollars
     -----            -------            ---------------              ---------------
FLORIDA
Wilshire            $37,384,028       20%        $7,476,806        30%       $11,215,208
Partners (WP)                         30%       $11,215,208        40%       $14,953,611
                                      40%       $14,953,611        50%       $18,692,014
                                      50%       $18,692,014        100%      $37,384,028

LOUISIANA
Wilshire  LA        $18,040,000       30%        $4,920,000        30%        $5,412,000
Advisers (WLA)                        50%        $8,200,000        100%      $18,040,000

NEW YORK
Wilshire             $3,810,161       25%          $952,540        15%          $571,524
Advisers (WA)                         40%        $1,524,064        30%        $1,143,048
                                      50%        $1,905,081        100%       $3,810,161

WISCONSIN
Wilshire            $16,666,667       30%        $5,000,000        30%        $5,000,000
Investors (WI)                        50%        $8,333,334        100%      $16,666,667


LOUISIANA
Wilshire  LA         $3,355,000       30%          $915,000        30%        $1,006,500
Advisers II                           50%        $1,525,000        100%       $3,355,000
(WLA II)


NEW YORK
Wilshire N.Y.        $6,807,866       25%        $1,701,967        15%        $1,021,180
Advisers II                           40%        $2,723,146        30%        $2,042,360
(WNY II)                              50%        $3,403,933        100%       $6,807,866


NEW YORK
Wilshire N.Y.       $35,160,202       25%        $8,790,051        15%        $5,274,030
Partners III                          40%       $14,064,080        30%       $10,548,060
(WNY III)                             50%       $17,580,101        100%      $35,160,202

        During the years ended December 31, 2001 and 2000, the capcos satisfied certain investment benchmarks and the related recapture percentage requirements and accordingly, earned a portion of the tax credits. In addition, in both 2001 and 2000 the Company recognized income from tax credits in prior years resulting from the accretion of the discount attributable to tax credits earned in prior years. See Note 9 of Notes to Consolidated Financial Statements.

         During 2000, the Company established three new capcos, Wilshire New York Advisors II, LLC, Wilshire Louisiana Partners II, LLC and Wilshire New York Partners III, LLC. In addition, the Company received additional funding for an already existing capco, Wilshire Advisers. These companies received approximately $57,741,000 of funding from 13 insurance companies during 2000, and incurred expenses for the defeasance of the principal repayment of $37,190,590, and for the capco insurance of $5,122,209.

         During 2001, the Company established one new capco, Wilshire Colorado Partners, which is anticipating funding in April 2002.

Impact of Inflation

         The impact of inflation on the Company's results of operations is not material.

Item 7.  FINANCIAL STATEMENTS

                 INDEX TO NEWTEK CAPITAL, INC. AND SUBSIDIARIES
                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS
                                -----------------
                                                                        PAGE NO.

Report of Independent Accountants                                          33

Consolidated Balance Sheets as of December 31, 2001 and 2000               34

Consolidated Statements of Operations for the years ended
  December 31, 2001 and December 31, 2000                                  35

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2001 and December 31, 2000              36

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001 and December 31, 2000                                  37

Notes to Consolidated Financial Statements                                 39

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Newtek Capital, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Newtek Capital, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

/s/  PricewaterhouseCoopers LLP

New York, New York
February 22, 2002

                      NEWTEK CAPITAL, INC. AND SUBSIDIARIES
                      -------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                           DECEMBER 31, 2001 AND 2000
                           --------------------------

                                                                                      2001             2000
                                                                                   -----------     -----------
        ASSETS
        ------
Cash and cash equivalents                                                          $31,171,966     $34,697,081
Credits in lieu of cash                                                             21,810,776      17,496,810
Investments in qualified businesses                                                 14,450,228      15,644,515
Structured insurance product                                                         2,731,894       2,570,487
Prepaid insurance                                                                   10,820,841      12,187,376
Prepaid expenses and other assets                                                      953,142         411,195
Furniture, fixtures and equipment, net                                                 128,290          31,462
Goodwill                                                                               963,736              --
Asset held for sale                                                                    331,929         500,000
                                                                                   -----------     -----------

        Total assets                                                               $83,362,802     $83,538,926
                                                                                   ===========     ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Liabilities:
  Accounts payable and accrued expenses                                           $  1,541,359    $  2,546,800
  Notes payable - certified investors                                                3,858,389       3,861,220
  Notes payable - insurance                                                          9,404,032       5,800,000
  Note payable - bank                                                                  575,000           --
  Mortgage payable                                                                     306,929         369,339
  Interest payable                                                                  49,640,846      56,147,907
  Deferred tax liability                                                             1,563,018       1,028,402
                                                                                   -----------     -----------

        Total liabilities                                                           66,889,573      69,753,668
                                                                                   -----------     -----------

Minority interest                                                                    5,081,692       4,515,909
                                                                                   -----------     -----------

Commitments and contingencies                                                               --              --

Stockholders' equity:
        Common stock (par value $0.02 per share: authorized 39,000,000 shares,
            issued and outstanding 22,212,517 and 21,373,460)                          444,250         427,469
        Additional paid-in capital                                                  13,442,899      12,267,052
        Accumulated deficit                                                        (2,495,612)     (3,425,172)
                                                                                   -----------     -----------
        Total stockholders' equity                                                  11,391,537       9,269,349
                                                                                   -----------     -----------
        Total liabilities and stockholders' equity                                 $83,362,802     $83,538,926
                                                                                   ===========     ===========

       See accompanying notes to these consolidated financial statements.

                      NEWTEK CAPITAL, INC. AND SUBSIDIARIES
                      -------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

          FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000
          -----------------------------------------------------------

                                                                                                   2001            2000
                                                                                               -----------     -----------
Revenue:
   Income from tax credits                                                                     $21,497,956     $ 6,533,217
   Consulting fee income                                                                             9,236          34,660
   Interest and dividend income                                                                  1,845,238       2,118,365
   Other Income                                                                                    447,756          24,000
                                                                                               -----------     -----------

        Total revenue                                                                           23,800,186       8,710,242
                                                                                               -----------     -----------
Expenses:
   Interest                                                                                     11,577,169       7,280,240
   Payroll and consulting fees                                                                   2,664,716       1,294,420
   Professional fees                                                                             2,060,635       1,844,495
   Insurance                                                                                     1,529,688       1,005,628
   Other                                                                                         1,175,451         771,138
                                                                                               -----------     -----------

        Total expenses                                                                          19,007,659      12,195,921
                                                                                               -----------     -----------

Income (loss) before other than temporary decline in value of investments, write-down of asset held for sale to net realizable value, equity in net losses of affiliates, minority interest, provision

for income taxes, and extraordinary gain on defeasance of debt                                   4,792,527     (3,485,679)

Other than temporary decline in value of investments (net of $105,000 recovery in 2001)           (371,645)    (1,231,849)

Write-down of asset held for sale to net realizable value                                         (168,071)             --

Equity in net losses of affiliates                                                              (2,279,852)       (163,416)
                                                                                               -----------     -----------

Income (loss) before provision for income taxes, extraordinary gain on
defeasance of debt and minority interest                                                         1,972,959      (4,880,944)

Minority interest in (income) loss                                                                (508,783)      1,881,258
                                                                                               -----------     -----------

Income (loss) before provision for income taxes and extraordinary gain on defeasance of debt     1,464,176      (2,999,686)

Provision for income taxes                                                                        (534,616)       (787,236)
                                                                                               -----------     -----------

Income (loss) before extraordinary gain on defeasance of debt                                      929,560      (3,786,922)

Extraordinary gain on defeasance of debt, net of taxes of $241,166, for 2000                            --         361,750
                                                                                               -----------    ------------

Net  income (loss)                                                                             $   929,560    $ (3,425,172)
                                                                                               ===========    ============

Weighted average common shares outstanding
   Basic                                                                                        21,889,958      19,309,840
   Diluted                                                                                      21,909,527      19,309,840
Income (loss) per share after extraordinary gain on defeasance of debt
         Basic                                                                                 $       .04           $(.18)
         Diluted                                                                               $       .04           $(.18)
Income (loss)  per share before extraordinary gain on defeasance of debt
         Basic                                                                                 $       .04           $(.20)
         Diluted                                                                               $       .04           $(.20)

       See accompanying notes to these consolidated financial statements.

                      NEWTEK CAPITAL, INC. AND SUBSIDIARIES
                      -------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------

           FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000
           -----------------------------------------------------------

                                                         Common          Additional     Accumulated     Members'
                                          Shares         Stock        Paid-in-capital     Deficit        Equity         Total
                                      -----------------------------------------------------------------------------------------
Balance at December 31, 1999                     --     $     --         $       --     $       --    $  8,308,927   $8,308,927

Distributions                                                                                             (903,475)    (903,475)

Issuance of common stock                                                                                 3,805,670    3,805,670

Recapitalization of Company              21,373,460      427,469          10,783,653                   (11,211,122)          --

Acquisition of REXX                                                           16,157                                     16,157

Issuance of warrants                                                       1,931,298                                  1,931,298

Additional minority interest                                                (464,056)                                  (464,056)

Net loss                                                                                 (3,425,172)                 (3,425,172)
                                      -----------------------------------------------------------------------------------------
Balance at December 31, 2000             21,373,460      427,469          12,267,052     (3,425,172)          --      9,269,349
                                      -----------------------------------------------------------------------------------------
Issuance of Common Stock and
Warrants                                    839,057       16,781           1,745,413                                  1,762,194

Distributions to Capco members                                              (607,542)                                  (607,542)

Issuance of stock options to
non-employees                                                                 37,976                                     37,976

Net Income                                                                                  929,560                     929,560
                                      -----------------------------------------------------------------------------------------

Balance at December 31, 2001             22,212,517     $444,250         $13,442,899    $(2,495,612)          --    $11,391,537
                                      -----------------------------------------------------------------------------------------

       See accompanying notes to these consolidated financial statements.

                      NEWTEK CAPITAL, INC. AND SUBSIDIARIES
                      -------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

           FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000
           -----------------------------------------------------------

                                                                        2001            2000
                                                                    ------------    ------------
Cash flows from operating activities:
   Net income                                                       $    929,560    $ (3,425,172)
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Other than temporary decline
        in value of investments                                          371,645       1,231,849
        Write-down of asset held for sale to net realizable value        168,071              --
        Equity in losses of affiliates                                 2,279,852         163,416
        Extraordinary gain on defeasance of debt                              --        (361,750)
        Income from tax credits                                      (21,497,956)     (6,533,217)
        Deferred income taxes                                            534,616         787,236
        Depreciation and amortization                                     74,054           6,151
        Accretion of interest income                                    (161,407)       (158,688)
        Accretion of interest expense                                 10,676,928       6,793,193
        Issuance of warrants for services performed                       58,800              --
        Issuance of stock options to non-employees                        37,976              --
        Minority interest included in (income) loss                      508,783      (1,881,258)
        Changes in assets and liabilities:
          Prepaid insurance                                            1,366,535      (4,204,746)
          Prepaid expenses and other assets                             (179,231)         (8,388)
          Accounts payable and accrued expenses                       (1,005,441)      1,089,800
                                                                    ------------    ------------
            Net cash used in operating activities                     (5,837,215)     (6,501,574)
                                                                    ------------    ------------

Cash flows from investing activities:
   Investments in qualified businesses                               (24,588,176)    (14,287,442)
   Other investments                                                    (489,500)       (320,000)
   Return of principal - qualified investments                        12,072,284       5,522,663
   Return of principal - other investments                                    --         125,000
   Consolidation of majority owned partner companies                  10,893,283              --
   Distributions from equity method investees                            240,399              --
   Purchase of structured insurance product                                   --        (661,432)
   Purchase of furniture, fixtures and equipment                        (107,361)        (28,898)
                                                                    ------------    ------------
            Net cash used in investing activities                     (1,979,071)     (9,650,109)
                                                                    ------------    ------------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                   --      55,008,122
   Payments for defeasance of long-term debt                                  --     (34,279,454)
   Proceeds from issuance of note payable-insurance                    5,200,000              --
   Principal payments of note payable-insurance                       (1,595,968)             --
   Proceeds from Notes payable - certified investors                          --       1,251,630
   Proceeds from (payments of) note payable - bank                       575,000        (725,358)
   Payment of loan payable - members                                          --         (21,000)
   Purchase of minority interest from member                              (1,300)             --
   Cash received from REXX merger                                             --         143,790
   Net proceeds from issuance of common stock                            726,391       3,555,670
   Principal payment of mortgage payable                                 (62,410)        (12,000)
   Contributions from minority interest                                   57,000              --
   Distributions to members                                             (607,542)       (903,475)

   Issuance of warrants                                                       --       1,481,594
   Payments for deferred financing costs                                      --        (104,771)
                                                                    ------------    ------------
            Net cash provided by financing activities                  4,291,171      25,394,748
                                                                    ------------    ------------

Net (decrease) increase in cash and cash equivalents                  (3,525,115)      9,243,065

Cash and cash equivalents - beginning of year                         34,697,081      25,454,016
                                                                    ------------    ------------

Cash and cash equivalents - end of year                              $31,171,966     $34,697,081
                                                                    ============    ============


Supplemental disclosure of cash flow activities:
------------------------------------------------

Cash paid for interest                                               $   399,285     $    47,685
                                                                    ============    ============

Issuance of the following in partial payment for insurance:
     Notes                                                           $        --     $ 1,800,000
     Warrants                                                                 --         449,704
                                                                    ------------    ------------

                                                                     $        --     $ 2,249,704
                                                                    ============    ============

Conversion of Notes payable - other than to common stock             $        --         250,000
                                                                    ============    ============

Acquisition of REXX (net assets)                                              --          16,157
                                                                    ============    ============

Reduction of credits in lieu of cash and interest payable balances
     due to delivery of tax credits to Certified Investors:          $17,183,989
                                                                    ============
Issuance of common stock in connection with acquisition of minority
     interest In Wilshire Investors                                  $   978,303
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

                      NEWTEK CAPITAL, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

         Basis of presentation and description of business
         -------------------------------------------------

         On September 20, 2000, Newtek Capital, Inc. (Newtek) acquired the controlling interests in the underlying entities listed below and accordingly consolidates the financial statements of these entities with its own. Additionally, on September 20, 2000, Newtek's common stock began trading on the American Stock Exchange under the symbol "NKC". Newtek was formed on June 29, 1999 under the name Whitestone Holdings, Inc. and changed its name to Newtek Capital, Inc. on January 18, 2000, and the underlying entities comprise: BJB Holdings, Inc. ("BJB"), Wilshire Holdings I, Inc., Wilshire Holdings II, Inc., REXX Environmental Corp. ("REXX"), Whitestone Capital Markets, Inc., The Whitestone Group, LLC ("TWG"); Wilshire Advisers, LLC ("WA"), Wilshire NY Advisers II ("WAII"), and Wilshire New York Partners III ("WNYIII"), certified capital companies ("capcos") in New York, Wilshire Partners, LLC ("WP"), a capco in Florida, Wilshire Investors, LLC ("WI"), a capco in Wisconsin, Wilshire Colorado Partners LLC ("WC"), a capco in Colorado, and Wilshire Louisiana Advisers, LLC ("WLA"), capcos in Louisiana (the capco entities are, collectively, the "capcos" and Newtek and all of these aforementioned entities and capcos are collectively the "Company"). TWG acts as an investment adviser and manager to the aforementioned capcos as well as a merchant bank and provides investment banking and business development services including general business consulting services, strategic planning, due diligence, merger and acquisition analysis, technology design and implementation support, joint venture negotiations and litigation support services. All significant intercompany balances and transactions are eliminated in consolidation.

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

         The following is a summary of each capco, state of certification and date of certification:

         Capco              State of Certification      Date of Certification

         WA                 New York                    May 1998
         WP                 Florida                     December 1998
         WI                 Wisconsin                   October 1999
         WLA                Louisiana                   October 1999
         WA II              New York                    April 2000
         WNYIII             New York                    December 2000
         WC                 Colorado                    October 2001

         In general, the capcos issue debt and equity instruments, generally warrants ("Certified Capital"), to insurance company investors ("Certified Investors"). The capcos then make targeted investments ("Investments in

Qualified Businesses", as defined under the respective state statutes, or, "Qualified Businesses"), with the Certified Capital raised. Such investments may be accounted for as either consolidated subsidiaries, under the equity method or cost method of accounting, or as notes receivable, depending upon the nature of the investment and the Company's and/or the capco's ability to control or otherwise exercise significant influence over the investee. Each capco has a contractual arrangement with the particular state that legally entitles the capco to receive (or earn) tax credits from the state upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the capcos to maintain their state-issued certifications, the capcos must make Investments in Qualified Businesses in accordance with these requirements. Each capco also has separate, legal contractual arrangements with the Certified Investors obligating the capco to pay interest on the aforementioned debt instruments whether or not it meets the statutory requirements for Investments in Qualified Businesses. The capco can satisfy this interest payment, at the capco's discretion, by delivering tax credits in lieu of paying cash. The capcos legally have the right to deliver the tax credits to the Certified Investors. The Certified Investors legally have the right to receive and use the tax credits and would, in turn, use these tax credits to reduce their respective state tax liabilities in an amount usually equal to 100% (Louisiana - 110%) of their certified investment. The tax credits can be utilized over a ten-year period at a rate of 10% (Louisiana - 11%) per year and in some instances are transferable and can be carried forward.

         Cash and cash equivalents
         -------------------------

         All highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents. The Company has bank balances in excess of the $100,000 of depository insurance provided by the Federal Deposit Insurance Corporation. Approximately $21,343,000 and $34,312,000 of the cash and cash equivalents as of December 31, 2001 and 2000, respectively, were restricted for managing and operating the capcos, including making investments in qualified businesses.

         Revenue Recognition
         -------------------

         The Company recognizes consulting revenues as earned. Consulting revenues are earned at the time the related services are provided and when the right to receive payment is assured. Realized gains on investments are earned at the time the investments are sold.

         Income from tax credits: Following an application process, a state will notify a company that it has been certified as a capco. The state then allocates an aggregate dollar amount of tax credits to the capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the capco. As described in "Basis of presentation and description of business," earlier in this note, the capco is legally entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements and corresponding non-recapture percentages. At December 31, 2001 as summarized earlier in this note, the Company had capcos in five states. Each statute requires that the capco invest a threshold percentage of Certified Capital in Qualified Businesses within the timeframes specified. As the capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the capco program. Such a disqualification, or "decertification" as a capco results in a recapture of all or a portion of the allocated tax credits; the proportion of the recapture is reduced over time as the capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks. As the capco progresses in its investments in Qualified Businesses and, accordingly, places an increasing proportion of the tax credits beyond recapture, it earns an amount equal to the non-recapturable tax credits and records such amount as income, with a corresponding asset called "credits in lieu of cash", in the balance sheet. The amount earned and recorded as income is determined by multiplying the total amount of tax credits allocated to the capco by the percentage of tax credits immune from recapture (the earned income percentage) under the state statute. To the extent that the investment requirements are met ahead of schedule, and the percentage of non-recapturable tax credits is accelerated, the present value of the tax credit earned is recognized currently and the asset, credits in lieu of cash, is accreted up to the amount of tax credits available to the Certified Investors.

         The total amount of tax credits allocated to each of the aforementioned capcos, the required investment percentages, recapture percentages and related earned income percentages, and pertinent dates are summarized as follows:

                                                      The First to Occur
                                               -------------------------------
                                                                 Investment        Decertification                       Earned
       State                  Total Tax        Investment        Benchmark            Recapture         Recapture        Income
       Capco              Credits Allocated    Benchmark            Date             Thresholds         Percentage     Percentage
       -----              -----------------    ---------      ----------------    ----------------      ----------     ----------

FLORIDA                      $37,384,028                                        Prior to 20%               100%             0%
Wilshire                                          20%             12/31/00      After 20% before 30%        70%            30%
Partners (WP)                                     30%             12/31/01      After 30% before 40%        60%            40%
                                                  40%             12/31/02      After 40% before 50%        50%            50%
                                                  50%             12/31/03      After 50%                    0%           100%

LOUISIANA                    $18,040,000                                        Prior to 30%               100%             0%
Wilshire LA                                       30%             10/14/02      After 30% before 50%        70%            30%
Advisers (WLA)                                    50%             10/14/04      After 50%                    0%           100%

NEW YORK                     $ 3,810,161                                        Prior to 25%               100%             0%
Wilshire                                          25%             6/22/00       After 25% before 40%        85%            15%
Advisers (WA)                                     40%             6/22/01       After 40% before 50%        70%            30%
                                                  50%             6/22/02       After 50%                    0%           100%

LOUISIANA                     $3,355,000                                        Prior to 30%               100%             0%
Wilshire                                          30%             10/13/03      After 30% before 50%        70%            30%
LA Advisors II                                    50%             10/13/05      After 50%                    0%           100%
(WLA II)

NEW YORK                      $6,807,866                                        Prior to 25%               100%             0%
Wilshire                                          25%              4/7/02       After 25% before 40%        85%            15%
N.Y. Advisers II                                  40%              4/7/03       After 40% before 50%        70%            30%
(WNY II)                                          50%              4/7/04       After 50%                    0%           100%

NEW YORK                     $35,160,202                                        Prior to 25%               100%             0%
Wilshire                                          25%             12/21/02      After 25% before 40%        85%            15%
N.Y. Partners III                                 40%             12/21/03      After 40% before 50%        70%            30%
(WNY III)                                         50%             12/21/04      After 50%                    0%           100%

WISCONSIN                    $16,666,667                                        Prior to 30%               100%             0%
Wilshire                                          30%             10/25/02      After 30% before 50%        70%            30%
Investors (WI)                                    50%             10/25/04      After 50%                    0%           100%

COLORADO              Allocation expected                                       Prior to 30%               100%             0%
Wilshire Col.         in April 2002               30%                           After 30% before 50%        70%            30%
Partners (WC)                                     50%                           After 50%                   0%            100%

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

                     Allocated            Investment                       Earned
     State              Tax               Benchmark                        Income
     Capco            Credits          Percent/Dollars                Percent/Dollars
     -----            -------          ---------------                ---------------
FLORIDA
Wilshire            $37,384,028       20%        $7,476,806         30%      $11,215,208
Partners (WP)                         30%       $11,215,208         40%      $14,953,611
                                      40%       $14,953,611         50%      $18,692,014
                                      50%       $18,692,014        100%      $37,384,028

LOUISIANA
Wilshire  LA        $18,040,000       30%        $4,920,000         30%       $5,412,000
Advisers (WLA)                        50%        $8,200,000        100%      $18,040,000

NEW YORK
Wilshire             $3,810,161       25%          $952,540         15%         $571,524
Advisers (WA)                         40%        $1,524,064         30%       $1,143,048
                                      50%        $1,905,081        100%       $3,810,161
WISCONSIN
Wilshire            $16,666,667       30%        $5,000,000         30%       $5,000,000
Investors (WI)                        50%        $8,333,334        100%      $16,666,667

LOUISIANA
Wilshire  LA         $3,355,000       30%          $915,000         30%       $1,006,500
Advisers  II                          50%        $1,525,000        100%       $3,355,000
(WLA II)

NEW YORK
Wilshire N.Y.        $6,807,866       25%        $1,701,967         15%       $1,021,180
Advisers II                           40%        $2,723,146         30%       $2,042,360
(WNY II)                              50%        $3,403,933        100%       $6,807,866

NEW YORK
Wilshire N.Y.       $35,160,202       25%        $8,790,051         15%       $5,274,030
Partners III                          40%       $14,064,080         30%      $10,548,060
(WNY III)                             50%       $17,580,101        100%      $35,160,202

COLORADO
Wilshire Col.      Allocation         30%                           30%
                   expected
Partners           April 2002         50%

         During each of the years ended December 31, 2001 and 2000, certain capcos satisfied the required investment benchmarks and the related recapture percentages requirements and, accordingly, earned a portion of the tax credits. See Note 9.

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

         Use of estimates
         ----------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. The most significant estimates are with respect to valuation of investments, credits in lieu of cash and amounts ascribed to warrants. Actual results could differ from those estimates.

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

         Earnings per share
         ------------------

         For the years ended December 31, 2001 and December 31, 2000, net income
(loss) per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents in 2000 was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share.

         Reclassifications
         -----------------

         Certain 2000 amounts have been reclassified to conform to current year presentation.

NOTE 2 - INSURANCE:

         On November 19, 1998, WA purchased a structured insurance product covering a ten-year period (the "Capco Policy") from a AAA rated international insurance company (the "Insurer"). This insurance provides for (i) the repayment, on the maturity date, of the note payable issued by WA to the Certified Investors in connection with the capitalization of WA ("Note") (see
Note 4) ("Coverage A") and (ii) the loss or recapture of the state tax credits delivered to the Certified Investors (see Note 1) ("Coverage B"). Notwithstanding the Insurer's obligation, WA remains primarily liable for repayment of the Note. Premiums for the Capco Policy have been paid in full at inception and the Capco Policy is non-cancelable. The Company paid a total of $1,805,599 for the Capco Policy. The costs of Coverage's A and B were $1,647,905 and $157,694, respectively. Under Coverage A, the Insurer is required to pay the principal amount of the Note (Note 4), $2,673,797, on the maturity date in June, 2008. Accordingly, the Company has recorded the Coverage A payment as an asset, called structured insurance product, and has been increasing the recorded amount via an accretion to interest income. For the years ended December 31, 2001 and December 31, 2000 the Company recorded $102,938 for each year, as interest income. At the June, 2008 Note maturity date, the asset balance will be $2,673,797, the Insurer will pay the Certified Investors, and the Company will reverse this asset balance in full with a corresponding reversal of the Note balance.

         On May 10, 2000, WA purchased another structured insurance product, or Capco Policy, covering an eight-year period from a AAA rated international insurance company (the "Insurer"). This insurance provides for the same terms and conditions as the aforementioned initial insurance product as described above. The Company paid a total of $821,500 for this additional Capco Policy. The costs of Coverage's A and B were $661,432 and $160,068, respectively. Under Coverage A, the Insurer is required to pay the principal amount of the Note (Note 4), $1,136,364, on the maturity date in June, 2008. Accordingly, the Company has recorded the Coverage A payment as an asset, called structured insurance product, and has been increasing the recorded amount via an accretion to interest income. For the years ended December 31, 2001 and December 31, 2000, the Company recorded $58,469 and $46,627 as interest income. At the June, 2008 Note maturity date, the asset balance will be $1,136,364, the Insurer will pay the Certified Investors, and the Company will reverse this asset balance in full with a corresponding reversal of the Note balance.

         The amount paid for Coverage B has been recorded as prepaid insurance and is being amortized to expense over the life of the Capco Policy. The Company has also purchased (as well as financed, see Note 5) Coverage B insurance in connection with transactions described in Note 7. Such amounts are accounted for in the same manner as Coverage B insurance referred to in this Note. The prepaid insurance balance of $10,820,841 at December 31, 2001 and $12,187,376 at December 31, 2000 is comprised solely of the unamortized cost of Coverage B insurance.

         The Company's Coverage A and B purchases are summarized as follows:

---------------------------------------------------------------------------
                                     Premium Paid for      Premium Paid for
   Capco        Date of Purchase       Coverage A(3)        Coverage B (3)
---------------------------------------------------------------------------
     WA           November 1998     $      1,647,905(1)      $     157,694
---------------------------------------------------------------------------
Total - 1998                        $      1,647,905         $     157,694
                                           =========               =======
---------------------------------------------------------------------------
     WP            April 1999       $     23,127,927(2)      $   3,998,948
---------------------------------------------------------------------------
    WLA           October 1999      $      9,175,844(2)      $   2,193,741
---------------------------------------------------------------------------
     WI           October 1999      $      9,086,227(2)      $   2,352,786
---------------------------------------------------------------------------
Total - 1999                        $     41,389,998         $   8,545,475
                                          ==========             =========
---------------------------------------------------------------------------
   WNYII           April 2000       $      5,019,803(2)      $     504,745
---------------------------------------------------------------------------
     WA             May 2000        $        661,432(1)      $     160,068
---------------------------------------------------------------------------
   WLPII          October 2000      $      2,456,565(2)      $     319,958
---------------------------------------------------------------------------
   WNYIII         December 2000     $     29,052,790(2)      $   4,137,438
---------------------------------------------------------------------------
Total - 2000                        $     37,190,590         $   5,122,209
                                          ==========             =========
---------------------------------------------------------------------------

(1) Coverage A has been accounted for as a structured insurance product as described previously in this Note.
(2) Coverage A has been accounted for as described in Note 7.
(3) Coverage B has been accounted for as described previously in this Note. Additionally, a portion of the premiums paid in 1999 and 2000 for Coverage's A and B were financed by notes ($5,800,000) and the issuance of warrants ($1,545,429).

NOTE 3 - INVESTMENTS IN QUALIFIED BUSINESSES:

                             AS OF DECEMBER 31, 2000
                             -----------------------

         The following table is a summary of Qualified Business investments as of December 31, 2000, shown separately between their debt ($11,038,931) and equity ($4,605,584) components (for a total non-consolidated Investment in Qualified Businesses of $15,644,515), and all terms of each are summarized. There are no expiration dates on any of the financial instruments, unless disclosed.

         In accordance with the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investment in Debt and Equity Securities", the Company classifies its debt investments as held-to-maturity and such investments are initially recorded at amortized cost. On a monthly basis, the Company's Investment Committee meets to evaluate the Company's investments. The Company considers several factors in determining whether an impairment exists on the investment, such as the investee's net book value, cash flow, revenue growth and net income. In addition, the Investment Committee considers other factors, such as the economy and the investee company's industry, to determine if an other than temporary decline in value exists in the Company's investment.

         All investments were made within 18 months of December 31, 2000, except for Cedric Kushner Boxing, which was funded 18-36 months from December 31, 2000.

-------------------------------------------------------------------------------------------------------------------------------
                                                                                   Cumulative
                                                                                   other than
                                                                                   temporary
                                                                                   decline in
                                                                                   the value    Cumulative
                                                                                     of its      return of
                                                                                  investments    Principal
                                                                                     since         since
                                                         Stated      Original      investment    original       Outstanding
                                 Date of     Maturity   Interest     Principal      original    investment    principal amount
Investee                Type    Investment     Date       Rate        Amount          date         date      December 31, 2000
======================= ====== ============= ========== ========== ============== ============= ============ ==================


   TWBB (dba Group      Debt      11/99      11/23/01     5.25%      $3,150,000    ($295,799)                   $ 2,854,201
  Management), Inc.
-------------------------------------------------------------------------------------------------------------------------------
   CB Real Net, LLC     Debt     02/01/00     Various    Various     $2,500,000        $0           $0          $ 2,500,000
-------------------------------------------------------------------------------------------------------------------------------
Merchant Data Systems   Debt      10/99      04/15/01     9.00%      $3,500,000    ($336,050)   ($1,565,000)    $ 1,598,950
 Sales and Marketing
-------------------------------------------------------------------------------------------------------------------------------
     Multi-Media        Debt      06/00      06/14/02    10.00%      $1,000,000        $0           $0          $ 1,000,000
  Distribution Corp.
-------------------------------------------------------------------------------------------------------------------------------
  4G's Truck Renting    Debt   1/99, 12/00   On demand   10.00%      $1,200,000         $0       $(300,000)       $ 900,000
-------------------------------------------------------------------------------------------------------------------------------
Direct Creations, LLC   Debt       9/00       3/9/02     10.00%       $ 750,000         $0           $0           $ 750,000
-------------------------------------------------------------------------------------------------------------------------------
 Transworld Business    Debt      11/99      11/23/01     6.00%       $ 350,000     ($100,000)       $0           $ 250,000
    Brokers, Inc.
-------------------------------------------------------------------------------------------------------------------------------
 1 800GiftCertificate   Debt      07/99      09/15/01     8.75%       $ 300,000         $0        $(55,072)       $ 244,928
-------------------------------------------------------------------------------------------------------------------------------
Steve Kent Trucking(4)  Debt    3/00, 5/00    Various    Prime +      $ 747,000         $0       $(624,692)       $ 122,308
                                                          1.00%
-------------------------------------------------------------------------------------------------------------------------------
 Gerace Auto Parts(4)   Debt       4/00       Various    Prime +      $ 810,000         $0       $(678,724)       $ 131,276
                                                          1.00%
-------------------------------------------------------------------------------------------------------------------------------
    Merchant Data       Debt       8/00       1/11/02    10.00%       $ 100,000         $0           $0           $ 100,000
    Systems, Inc.
-------------------------------------------------------------------------------------------------------------------------------
      AIDA, LLC         Debt       8/00      On demand   10.00%       $ 100,000         $0           $0           $ 100,000
-------------------------------------------------------------------------------------------------------------------------------
  Gino's Seafood(4)     Debt    3/00, 4/00    Various    Prime +      $ 517,942         $0       $(431,250)       $ 86,692
                                                          1.00%
-------------------------------------------------------------------------------------------------------------------------------
    Down to Earth       Debt   12/99, 8/00   08/16/01     9.00%       $ 580,000     ($500,000)       $0           $ 80,000
  Technologies, LLC
-------------------------------------------------------------------------------------------------------------------------------
 Embosser's Sales and   Debt       8/00       Various    Prime +      $ 495,000         $0       $(414,856)       $ 80,144
      Service(4)                                          1.00%
-------------------------------------------------------------------------------------------------------------------------------
     St. Gabriel        Debt      11/00       Various    Prime +      $ 477,000         $0       $(397,500)       $ 79,500
     Hardware(4)                                          1.00%
-------------------------------------------------------------------------------------------------------------------------------
     Data-Tel of        Debt      03/00       Various    Prime +      $ 513,000         $0       $(437,674)       $ 75,326
     Louisiana(4)                                         1.00%
-------------------------------------------------------------------------------------------------------------------------------
   Raising Cain(4)      Debt   3/00, 4/00,    Various    Prime +      $ 315,000         $0       $(266,394)       $ 48,606
                                   5/00                   1.00%
-------------------------------------------------------------------------------------------------------------------------------
   Tari's School of     Debt       5/00       Various    Prime +      $ 189,000         $0       $(157,500)       $ 31,500
       Dance(4)                                           1.00%
-------------------------------------------------------------------------------------------------------------------------------
     BBQ West(4)        Debt   10/00, 11/00   Various    Prime +      $ 49,500          $0        $(44,000)        $ 5,500
                                                          1.00%
-------------------------------------------------------------------------------------------------------------------------------
Cedric Kushner          Debt     11/17/98    01/31/00     9.00%       $400,000          $0       $(400,000)          $0
Boxing, Inc.
-------------------------------------------------------------------------------------------------------------------------------
Total Debt                                                          $18,043,442   $(1,231,849)  $(5,772,662)    $11,038,931
Investments at                                                      ===========   ============  ===========     ===========
December 31, 2000


----------------------------------------------------------------------------------------------------------------
EQUITY


Investee                                                                                                Equity
--------                                                                                                method
                                                 Common                                 Equity in     investment
                                                  Stock     Percentage    Original        Income      balance at
                      Date of      Type of     Equivalents      of       Investment      (Losses)      December
                    Investment    Investment      $ (1)      Ownership     Amount     and/or Return     31,2000
----------------------------------------------------------------------------------------------------------------
                                  Preferred
                                  Membership
Starphire            08/25/00     Interest          N/A       50.00%     $1,400,000      $85,001     $1,485,001
Technologies, LLC                 w/ voting
                                    rights
----------------------------------------------------------------------------------------------------------------
                                  Preferred
                                  Membership
Niche               09/25/00,     Interest          N/A       37.50%     $1,344,000      $(26,642)   $1,317,358
Directories, LLC     12/1/00      w/ voting
                                    rights
----------------------------------------------------------------------------------------------------------------
                                  Preferred
                                    Stock/
AIDA, LLC             10/00        Common           N/A         50%        $900,000     $(106,956)     $793,044
                                    Stock
----------------------------------------------------------------------------------------------------------------
                                  Preferred
Merchant Data                       Stock/
Systems, Inc.        9/13/00       Common           N/A         35%        $900,000     $(114,819)     $785,181
                                    Stock
----------------------------------------------------------------------------------------------------------------
Multi-Media          6/14/00       Common          66,000       3%         $200,000                    $200,000
Distribution Corp.                  Stock                                                  $0
----------------------------------------------------------------------------------------------------------------
                                  Class B
1-800Gift            07/15/99     Preferred       113,140       N/A         $22,396        $0           $22,396
Certificate                         Stock
----------------------------------------------------------------------------------------------------------------
                                  Class A
1-800Gift            07/15/99     Preferred        13,159       N/A          $2,604        $0            $2,604
Certificate                         Stock
----------------------------------------------------------------------------------------------------------------
BizBroker Net, LLC   11/23/99     Membership        N/A       50.00%             $0                          $0
                                   Interest                                                $0
----------------------------------------------------------------------------------------------------------------
                                  Options
Cedric Kushner                      for
Boxing, Inc.         11/17/98     Common             3          N/A              $0        $0                $0
                                  Stock(2)
----------------------------------------------------------------------------------------------------------------
                                   Warrants
                                     for
CB Real Net, LLC     02/01/00     Membership        N/A       40.00%             $0        $0                $0
                                  Interest(3)
----------------------------------------------------------------------------------------------------------------
Direct Creations      12/00       Membership        N/A         25%              $0                          $0
                                   Interest                                                $0
----------------------------------------------------------------------------------------------------------------
Down to Earth        12/15/99     Membership        N/A       50.00%             $0                          $0
Technologies, LLC                  Interest                                                $0
----------------------------------------------------------------------------------------------------------------
Merchant Data        10/21/99     Membership        N/A       50.00%             $0                          $0
Systems Sales and                  Interest                                                $0
Marketing, LLC
----------------------------------------------------------------------------------------------------------------

Total Equity Investments at December 31, 2000                            $4,769,000    $ (163,417)   $ 4,605,584

Total Debt and Equity Investments at December 31, 2000                  $22,812,442                  $15,644,515
                                                                        ===========                  ===========

(1) Common Stock Equivalents reflect conversion of all financial instruments into common stock.
(2) Expires four years from date of investment, and has a $.01 exercise price.
(3) Expires six years from date of investment, and has a $.01 exercise price.
(4) Represents Louisiana Small Business Administration (SBA) loans. WLA's investment total for these types of loans was $4,113,472 as of December 31, 2000. Of this amount, approximately 75% was guaranteed by the SBA and was sold in the secondary market, while the remaining balance is amortized over 5 to 20 years. Accordingly, the CAPCO had $660,853 outstanding and received approximately $2,262,000 (55%) of credits toward the investment hurdle, based upon its agreement with the State of Louisiana.

         Investments in equity interests of and notes receivable from affiliated companies accounted for under the equity method amounted to $12,613,734 at December 31, 2000. Additionally, the Company's investment balance in the equity of each of these investees is $4,605,584 December 31, 2000. During 2000, the Company made investments accounted for under the equity method aggregating $4,544,000. In the twelve months ended December 31, 2000, the Company recorded approximately $163,417 in net losses of these investees, pre-minority interest.

         The Company has not guaranteed any obligation of these investees, and the Company is not otherwise committed to provide further financial support for the investees. However, from time-to-time the Company may decide to provide such additional financial support which, as of December 31, 2000, was not significant. Periodically, the Company evaluates each of its individual investments for potential impairment in value. Should the Company determine that an impairment exists and it is deemed to be other than temporary, the Company will write down the recorded value of the asset to its estimated realizable value and record a corresponding charge in the statement of operations. At December 31, 2000, the Company has determined that there is an other than temporary decline in the value of its investments in debt instruments of $1,231,849, which represented approximately $500,000 for Down To Earth Technologies, $336,050 for Merchant Data Systems Sales and Marketing, and $395,799 for Transworld Business Brokers. After its evaluation of the aforementioned investments, management concluded that it is unlikely it will be able to recover these amounts. Accordingly, at December 31, 2000 and for the year then ended, the Company has written down the value of these investments and recorded a corresponding charge of $1,231,849.

                             AS OF DECEMBER 31, 2001
                             -----------------------

The following table is a summary of Qualified Business investments as of December 31, 2001, shown separately between their debt ($12,173,884) and equity ($2,276,344) components (for a total non-consolidated Investment in Qualified Businesses of 14,450,228), and all terms of each are summarized. There are no expiration dates on any of the financial instruments, unless disclosed.

In accordance with the provisions of "Financial Accounting Standards Board No. 115", the following debt investments are considered held to maturity and recorded at cost. The Company periodically assesses these investments for impairment.

The investments are grouped by date of investment: those investments which as of December 31, 2001 were made within the previous 18 months and those investments made between 18 - 36 months from December 31, 2001.

                                              DEBT INVESTMENTS MADE
                                              IN THE LAST 18 MONTHS
------------------------------------------------------------------------------------------------------------------------
                                                                                        Cumulative
                                                                                        other than
                                                                                        temporary
                                                                                      decline in the
                                                                                       value of its       Cumulative
                                                                                       investments        return of
          DEBT                                                            Original    since original   Principal since
                                   Date of    Maturity   Stated Interest  Principal     investment          original
        Investee            Type  Investment    Date         Rate          Amount          date        investment date
========================================================================================================================
        AIDA, LLC           Debt      3/01      3/02         7.00%      $ 3,500,000
------------------------------------------------------------------------------------------------------------------------
  Direct Creations, LLC     Debt    9/00,       3/02        10.00%       $2,108,333                       ($750,000)
                                     11/01
------------------------------------------------------------------------------------------------------------------------
 1 800GiftCertificate(5)    Debt    7/99,       7/03         8.75%       $1,250,000                       ($190,803)
                                      7/01
------------------------------------------------------------------------------------------------------------------------
 Starphire Technologies,    Debt      6/01      6/02         5.75%       $1,000,000
           LLC
------------------------------------------------------------------------------------------------------------------------
     Scandinavia(4)         Debt     12/01     Various   Prime + 1.00%    $996,700                           ($70)
------------------------------------------------------------------------------------------------------------------------
 Merchant Data Systems,     Debt      8/00      5/04          0%         $4,900,000      (422,094)        ($3,563,950)
          Inc.
------------------------------------------------------------------------------------------------------------------------
Multi-Media Distribution    Debt      6/00      6/02        10.00%       $1,000,000                        ($175,000)
          Corp.
------------------------------------------------------------------------------------------------------------------------
                                    11/99,
   4G's Truck Renting       Debt    12/00,      6/02         8.70%       $1,300,000                       ($825,000)
                                      1/01
------------------------------------------------------------------------------------------------------------------------
     OS Johnson (4)         Debt      9/01     Various   Prime + 1.00%    $750,000                        ($500,137)
------------------------------------------------------------------------------------------------------------------------
   Transworld Business      Debt     06/01    6/02,          6.00%        $240,000
      Brokers, LLC                              6/04
------------------------------------------------------------------------------------------------------------------------
     Pontchartain(4)        Debt     12/01     Various   Prime + 1.00%    $235,197
------------------------------------------------------------------------------------------------------------------------
Drilling Productivity (4)   Debt     12/01     Various   Prime + 1.00%   $1,199,700                       ($1,000,921)
------------------------------------------------------------------------------------------------------------------------
    BuySeasons, Inc.        Debt      6/01      6/06        11.00%        $200,000                          ($20,000)
------------------------------------------------------------------------------------------------------------------------
 St. Gabriel Hardware(4)    Debt    11/00,     Various      Prime +       $792,000                         ($663,144)
                                      8/01                   1.00%
------------------------------------------------------------------------------------------------------------------------
   E&E Machine Shop(4)      Debt      9/01     Various   Prime + 1.00%    $556,393                         ($474,241)
------------------------------------------------------------------------------------------------------------------------


----------------------------------------------
          DEBT              Principal amount
                              outstanding at
        Investee            December 31, 2001
==============================================

        AIDA, LLC            $ 3,500,000
----------------------------------------------
  Direct Creations, LLC      $ 1,358,333

----------------------------------------------
 1 800GiftCertificate(5)     $ 1,059,197

----------------------------------------------
 Starphire Technologies,     $ 1,000,000
           LLC
----------------------------------------------
     Scandinavia(4)           $ 996,630
----------------------------------------------
 Merchant Data Systems,       $ 913,956
          Inc.
----------------------------------------------
Multi-Media Distribution      $ 825,000
          Corp.
----------------------------------------------

   4G's Truck Renting         $ 475,000

----------------------------------------------
     OS Johnson (4)           $ 249,863
----------------------------------------------
   Transworld Business        $ 240,000
      Brokers, LLC
----------------------------------------------
     Pontchartain(4)          $ 235,197
----------------------------------------------
Drilling Productivity (4)     $ 198,779
----------------------------------------------
    BuySeasons, Inc.          $ 180,000
----------------------------------------------
 St. Gabriel Hardware(4)      $ 128,856

----------------------------------------------
   E&E Machine Shop(4)        $ 82,152
----------------------------------------------

------------------------------------------------------------------------------------------------------------------------
  Embosser's Sales and      Debt      8/00     Various      Prime +       $495,000
       Service(4)                                            1.00%                                        ($418,282)
------------------------------------------------------------------------------------------------------------------------
 Tsunami Restaurants(4)     Debt      3/01     Various      Prime +       $328,500
                                                             1.00%                                        ($274,676)
------------------------------------------------------------------------------------------------------------------------
       BBQ West(4)          Debt    10/00,     Various      Prime +       $49,500
                                     11/00                   1.00%                                         ($44,573)
------------------------------------------------------------------------------------------------------------------------
      Amerimed (4)          Debt    8/01,      Various   Prime + 1.00%    $179,999
                                      9/01                                                                ($150,004)
------------------------------------------------------------------------------------------------------------------------
     Hypercosm, Inc.        Debt      4/01      4/02          8%          $250,000       (250,000)
------------------------------------------------------------------------------------------------------------------------
 Subtotal 0- 18 months -                                                $21,331,322      ($672,094)       ($9,050,801)
        -Debt                                                          ===========      ==========       ===========
------------------------------------------------------------------------------------------------------------------------

----------------------------------------------
  Embosser's Sales and        $ 76,718
       Service(4)
----------------------------------------------
 Tsunami Restaurants(4)       $ 53,824

----------------------------------------------
       BBQ West(4)             $ 4,927

----------------------------------------------
      Amerimed (4)            $ 29,995

----------------------------------------------
     Hypercosm, Inc.             $0
----------------------------------------------
 Subtotal 0- 18 months -     $11,608,427
        -Debt               ===========
----------------------------------------------

                                                    DEBT INVESTMENTS MADE WITHIN
                                                             18-36 MONTHS

-----------------------------------------------------------------------------------------------------------------------------------
   Gerace Auto Parts(4)     Debt     4/00    Various       Prime +        $810,000                                    $ 122,920
                                                            1.00%                                     (687,080)
-----------------------------------------------------------------------------------------------------------------------------------
  Steve Kent Trucking(4)    Debt     3/00,   Various       Prime +        $747,000                                    $ 113,969
                                     5/00                   1.00%                                     ($633,031)
-----------------------------------------------------------------------------------------------------------------------------------
     Group Management       Debt    11/99     11/01         5.25%       $ 3,500,000    ($447,444)                     $ 101,641
  Technologies, LLC (5)                                                                              (2,950,915)
-----------------------------------------------------------------------------------------------------------------------------------
    Gino's Seafood(4)       Debt     3/00,   Various       Prime +        $517,942                                     $ 86,692
                                     4/00                   1.00%                                     ($431,250)
-----------------------------------------------------------------------------------------------------------------------------------
 Data-Tel of Louisiana(4)   Debt     3/00    Various       Prime +        $513,000                                     $ 63,335
                                                            1.00%                                     ($449,665)
-----------------------------------------------------------------------------------------------------------------------------------
                                     3/00,
     Raising Cain(4)        Debt     4/00,   Various       Prime +        $315,000                    ($269,357)       $ 45,643
                                     5/00                   1.00%
-----------------------------------------------------------------------------------------------------------------------------------
Tari's School of Dance(4)   Debt     5/00    Various       Prime +        $189,000                                     $ 31,257
                                                            1.00%                                     ($157,743)
-----------------------------------------------------------------------------------------------------------------------------------
     CB Real Net, LLC       Debt     2/00    Various         8%          $2,500,000                  (2,500,000)          $0
-----------------------------------------------------------------------------------------------------------------------------------
  Cedric Kushner Boxing,    Debt    11/98      1/00          9%           $400,000                    ($400,000)          $0
           Inc.
-----------------------------------------------------------------------------------------------------------------------------------
   Down To Earth, Inc.      Debt    12/99    Various         8%           $580,000     ($500,000)     ($80,000)           $0
-----------------------------------------------------------------------------------------------------------------------------------
 Subtotal 18-36 months -                                                $10,071,942    ($947,444)    ($8,559,041)      $565,457
           Debt                                                         -----------    ==========    ============      --------
-----------------------------------------------------------------------------------------------------------------------------------
Total Debt Investments at                                               $31,403,264   ($1,619,538)  ($17,609,842)   $12,173,884
    December 31, 2001                                                   ===========   ============  =============   ===========

                                                       EQUITY INVESTMENTS MADE
                                                      IN THE PREVIOUS 18 MONTHS
------------------------------------------------------------------------------------------------------------------------------------
        EQUITY
                                                     Common                                 Equity in Income
                                                      Stock                                  (Losses) and/or       Equity method
       Investee                                    Equivalents                   Original    Return of Capital      investment
       --------         Date of        Type of     -----------   Percentage of  Investment    since original         balance at
                        Investment    Investment       (1)         Ownership      Amount    investment date (6)  December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
Niche Directories, LLC    9/00,       Preferred        N/A          37.50%      $1,344,000      (868,792)            $475,208
                          12/00       Membership
                                     Interest w/
                                    voting rights
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
      Starphire            8/00       Preferred        N/A          50.00%      $1,400,000      (672,321)            $727,679
                                      Membership
  Technologies, LLC                  Interest w/
                                    voting rights
------------------------------------------------------------------------------------------------------------------------------------
      AIDA, LLC           10/00       Preferred        N/A           50%        $1,000,000      ($569,455)           $430,545
                                      Membership
                                     Interest w/
                                    voting rights
------------------------------------------------------------------------------------------------------------------------------------
                                      Preferred
 Transworld Business                  Membership
     Brokers, LLC         06/01      Interest w/       N/A           33%         $350,000       ($32,088)            $317,912
                                    voting rights
------------------------------------------------------------------------------------------------------------------------------------
     Multi-Media           6/00      Common Stock     66,000          3%         $200,000                            $200,000
  Distribution Corp.
------------------------------------------------------------------------------------------------------------------------------------
                                      Preferred
   Group Management                   Membership
  Technologies, LLC        6/01      Interest w/       N/A          47.5%        $450,000       ($450,000)              $0
                                    voting rights
------------------------------------------------------------------------------------------------------------------------------------
   BuySeasons, Inc.        6/01      Common Stock     18,182          3%         $100,000                            $100,000
------------------------------------------------------------------------------------------------------------------------------------
 Direct Creations (5)     12/00       Warrant for       N/A           28%            $0                                  $0
                                      Membership
                                       Interest
------------------------------------------------------------------------------------------------------------------------------------
    Merchant Data          5/01      Warrants for      N/A          20.00%          $0                                  $0
    Systems, Inc.                     Membership
                                     Interest(3)
------------------------------------------------------------------------------------------------------------------------------------
 Subtotal 0-18 months                                                           $4,844,000     ($2,592,656)         $2,251,344
       - Equity                                                                 ==========     ============         ==========
------------------------------------------------------------------------------------------------------------------------------------


                                                 EQUITY INVESTMENTS MADE
                                                   WITHIN 18-36 MONTHS

------------------------------------------------------------------------------------------------------------------------------------
   1-800GiftCertificate       7/99       Class B     113,140         N/A          $22,396                            $22,396
                                        Preferred
                                          Stock
------------------------------------------------------------------------------------------------------------------------------------
   1-800GiftCertificate       7/99       Class A      3,159          N/A          $2,604                              $2,604
                                        Preferred
                                          Stock
------------------------------------------------------------------------------------------------------------------------------------
                                         Options
  Cedric Kushner Boxing,      11/98    for Common       3            N/A            $0                                  $0
         Inc. (5)                       Stock(2)
------------------------------------------------------------------------------------------------------------------------------------
 Subtotal 18-36
 months - Equity                                                               $25,000                            $25,000
------------------------------------------------------------------------------------------------------------------------------------

Total Equity Investments as of December 31, 2001                            $4,869,000                    $2,276,344
                                                                            ==========                 =============

Total Debt and Equity Investments as of December 31, 2001                  $36,272,264                   $14,450,228
                                                                           ===========                 =============

(1) Common Stock Equivalents reflect conversion of all financial instruments into common stock.
(2) Expires four years from date of investment, and has a $.01 exercise price.
(3) Expires six years from date of investment, and has a $.01 exercise price.
(4) Represents Small Business Administration (SBA) loans made in Louisiana. Wilshire Louisiana's investment total for these types of loans was $7,443,035 as of December 31, 2001. Of this amount, approximately 75% was guaranteed by the SBA and was sold in the secondary market, while the remaining balance is amortized over 5 to 20 years. Accordingly, the CAPCO had approximately $1,289,000 outstanding and received approximately $4,094,000 (55%) of credits toward the investment hurdle, based upon its agreement with the State of Louisiana.
(5) This loan has been restructured, and the Company continues to receive monthly principal payments.

         The Company consolidates six of its investments. All investments were made within the past 18 months as of December 31, 2001, except for CB Real Net, which was made between 18-36 months ago as of December 31, 2001. The following tables are summaries of such investments:

---------------------------------------------------------------------------------------------------------------------
                                                                                      Other than
         DEBT                                                                    temporary decline in
                                                         Original     Stated       the value of its      Return of
                                   Date of   Maturity   Principal    Interest      investment since   Principal since
         Investee           Type  Investment   Date       Amount   Interest Rate   investment date    investment date
=====================================================================================================================
   Universal Processing      Debt    3/01      3/02     $3,400,000      6.00%
      Services, LLC
---------------------------------------------------------------------------------------------------------------------
   Universal Processing      Debt    6/01      6/06     $2,100,000      5.00%                          ($210,000)
Services - Wisconsin, LLC
---------------------------------------------------------------------------------------------------------------------
      PPM Link, LLC          Debt    3/01      9/02     $1,850,000      6.00%
---------------------------------------------------------------------------------------------------------------------
 Harvest Strategies, LLC     Debt    8/01      10/02     $975,000       5.00%                           ($25,000)
---------------------------------------------------------------------------------------------------------------------
 Total Consolidated Debt                                $8,325,000                                     ($215,000)
       Investments                                      ==========                                     ==========


--------------------------------------------------


                            Outstanding Principal
                            Amount at December 31,
         Investee                   2001
==================================================
   Universal Processing          $3,400,000
      Services, LLC
--------------------------------------------------
   Universal Processing          $1,890,000
Services - Wisconsin, LLC
--------------------------------------------------
      PPM Link, LLC              $1,850,000
--------------------------------------------------
 Harvest Strategies, LLC         $ 950,000
--------------------------------------------------
 Total Consolidated Debt         $8,090,000
       Investments               ==========


------------------------------------------------------------------------------------------------------------
EQUITY
                                                                                                Original
                          Date of          Type of         Common Stock      Percentage of     Investment
Investee                Investment       Investment       Equivalents (1)      Ownership         Amount
============================================================================================================
Universal Processing       9/01           Preferred             N/A               95%          $1,350,000
                                         Membership
    Services - La                        Interest w/
                                        voting rights
------------------------------------------------------------------------------------------------------------
                                          Preferred
 Harvest Strategies,                     Membership
         LLC               8/01          Interest w/            N/A               70%           $999,950
                                        voting rights
------------------------------------------------------------------------------------------------------------
                                          Preferred
                                         Membership
    PPM Link, LLC          3/01          Interest w/            N/A               67%           $253,333
                                        voting rights
------------------------------------------------------------------------------------------------------------
                                          Preferred
Universal Processing                     Membership
    Services, LLC          3/01          Interest w/            N/A               66%           $200,000
                                        voting rights
------------------------------------------------------------------------------------------------------------
                                          Preferred
Universal Processing                     Membership
     Services -            3/01          Interest w/            N/A               82%              $0
   Wisconsin, LLC                       voting rights
------------------------------------------------------------------------------------------------------------
  CB Real Net, LLC         2/00          Membership             N/A             100.00%            $0
                                         Interest(3)
------------------------------------------------------------------------------------------------------------
                  Total Consolidated Equity Investments                                       $ 2,803,283
                                                                                              ===========
     Total Consolidated Debt and Equity Investments December 31, 2001                         $11,128,283
                                                                                              ===========

         The Company has not guaranteed any obligation of these investees, and the Company is not otherwise committed to provide further financial support for the investees. However, from time-to-time the Company may decide to provide such additional financial support which, as of December 31, 2001, was not significant. Periodically, the Company evaluates each of its individual investments for potential impairment in value. Should the Company determine that an impairment exists and it is deemed to be other than temporary, the Company will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the statement of operations. During the year ended December 31, 2001, the Company determined that there was $250,000 of other than temporary decline in the value of its investments for Hypercosm, and a $151,645 other than temporary decline in the value of its investments for Group Management Technologies. In addition, the Company determined an impairment existed for certain non-capco investments (included in prepaid expenses and other assets on the balance sheet), and recorded a charge of $75,000. In 2001, the Company also recovered $105,000 of cash on two of its investments written down in 2000. These items aggregate $371,645 which is shown on the statement of operations as other than temporary decline in value of investments.

NOTE 4 - NOTES PAYABLE - CERTIFIED INVESTORS:

         In June 1998 WA issued a note and a warrant to a Certified Investor for a total amount of $2,673,797. The Company's interest obligations under the note are as described in Notes 1 and 7. The warrant entitles the Certified Investor to purchase 13% of WA's member units at a purchase price of $.01 per unit. The warrant can be exercised at any time after the fifth year of the 10-year term of the note.

         Of the total proceeds, the Company allocated $2,608,797 to the note and $65,000 to the warrant. The Company initially recorded the note at $2,608,797 and has been increasing such amount via an accretion to interest expense. For the year ended December 31, 2001 and 2000, the Company recorded $6,500 of interest expense for such accretion. At the maturity date in June 2008, the note balance will be $2,673,797 and the Insurer (see Note 2) will pay such amount to the Certified Investor.

         In May 2000, WA issued an additional note to a Certified Investor for total proceeds of $1,251,630. This note has been recorded at its face amount of $1,136,364, which is the amount payable at maturity in 2008. The interest rate on this note is 10%. The excess of the proceeds over the face amount, or $115,266, will be amortized to income over the term of the note.

         Under the terms of the notes, WA is required to maintain minimum levels of working capital and tangible net worth, as defined. At December 31, 2001 and 2000 WA was in compliance with such requirements.

NOTE 5 - NOTES PAYABLE - INSURANCE:

         In October 1999, WI and WLA each borrowed $2,000,000 ($4,000,000 in total), from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of the two capcos. The notes bear interest at 8.5%, and were payable in three installments beginning on April 1, 2001, with the final payment due on October 24, 2002. WI and WLA made the April 1, 2001 payments in accordance with the terms of the agreements. Accrued interest included in accounts payable and accrued expenses at December 31, 2001 and December 31, 2000 amounted to $162,025 and $403,000, respectively

         In April 2000, WNYII borrowed $1,500,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of this capco. The note bears interest at 9.5%, and is payable in three installments beginning on October 13, 2001, with the final payment due on April 13, 2003. WNYII made the October 13, 2001 payment in accordance with the term of the agreement. Accrued interest included in accounts payable and accrued expenses at December 31, 2001 and December 31, 2000 amounted to approximately $100,000 and $79,130, respectively.

         In October 2000, WLPII borrowed $300,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of this capco. The note bears interest at 9.92%, and is payable in three installments beginning on April 13, 2002, with the final payment due on October 13, 2003. Accrued interest included in accounts payable and accrued expenses at December 31, 2001 and December 31, 2000 amounted to approximately $37,000 and $7,876.

         In January 2001, WNYPIII borrowed $5,200,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of this capco. The notes bear interest at 9.4%, and are payable in three installments beginning on July 31, 2002, with the final payment due on January 31, 2004. Accrued interest included in accounts payable and accrued expenses at December 31, 2001 amounted to approximately $449,000.

         These notes are collateralized by the assets of the respective capcos.

NOTE 6 - NOTES PAYABLE - BANK:

         In November 2001, the Company entered into a $1,500,000 one year revolving working capital loan agreement with The Chase Manhattan Bank, bearing interest at the prime rate plus 0.25% per annum. At December 31, 2001, the Company had outstanding borrowings of $575,000 from the bank at an interest rate of 5.75%. All assets of the Company, except for all assets in the capco entities, collateralize such outstanding borrowings.

NOTE 7 - INTEREST PAYABLE AND DEFEASANCE OF DEBT:

         As described in Note 1, each capco has separate contractual arrangements with the Certified Investors obligating the capco to pay interest on the aforementioned debt instruments.

         During 2000, at the time the capcos obtained the proceeds from the issuance of the debt instruments and warrants to the Certified Investors, the capcos also purchased insurance contracts from the Insurer. These insurance contracts are similar to those described in Note 2; however, the Coverage A portion of these contracts fully defeases the capco's liability for the full amount of proceeds obtained from the Certified Investors and, as such shifts such liability to the Insurer. The Insurer is primarily liable to the Certified Investors for such amounts. The capcos, however, are secondarily, or contingently, liable for such payment, and at December 31, 2001, Company management has determined that the likelihood of the Company or the capcos becoming primarily liable for the full amount of the proceeds is remote. The capcos remain primarily liable for the interest obligation. The Coverage B portion of these contracts is similar to such coverage described in Notes 2 and 4.

         The Company has allocated the initial proceeds received from the Certified Investors as follows:

                                                   2000

         Notes payable, including premiums     $55,008,122
         Warrants                                1,481,594
                                               -----------
                                               $56,489,716
                                               ===========

         Concurrently, in 2000, the Company purchased Coverage A to defease the principal portion of the Notes payable. The resulting difference, less the note premiums, represents the excess of the initial liability under the debt instruments over the Coverage A payments, and has been recorded as interest payable, representing the present value of the capcos' total liability to pay interest to the Certified Investors. Such amount will be increased by an accretion of interest expense during the 10-year period the capcos are obligated to pay interest, and will decrease as the capcos pay interest by delivering the tax credits, or paying cash (Note 9).

         The following is a summary of the defeasance transactions and reconciliation of interest payable balances at December 31, 2001 and 2000 (exclusive of proceeds allocated to warrants as noted above):

                                                          2001                 2000
                                                     --------------       --------------
    Note payable, including premiums                 $           --       $   55,008,122
    Less: purchase of coverage A                                 --          (36,529,158)
    Less: note premiums allocated to defeasance                  --             (707,688)
                                                                 --             ---------
    Allocated to interest payable                                --           17,771,276
    Plus: interest payable, beginning of year            56,147,907            31,583,438
    Less: tax credits delivered-Certified Investors    (17,183,989)                    --
    Plus: accretion of interest expense for the
    year                                                 10,676,928            6,793,193
                                                     --------------       --------------
          Interest payable, end of year              $   49,640,846       $   56,147,907
                                                     ==============       ==============

The total amount of interest payable to the Certified Investors through the ten year period, less the tax credits already delivered as of December 31, 2001 is approximately $100,230,000.

                  Under the note agreements, no interest is paid in cash provided that the Certified Investors receive the uninterrupted use of the tax credits. The Certified Investors acknowledge that the Insurer is primarily responsible for the repayment of the original proceeds on the maturity dates.

NOTE 8 - WARRANTS:

         The warrants entitle the holders to purchase, for a $.01 exercise price, an interest in each of the first seven (7) respective capco. The values ascribed to the warrants issued to the Certified Investors (Note 7) and the Insurer have been recorded as minority interests. In addition, certain minority interests have already been acquired by minority shareholders. The following is the aggregate percentage interest of the minority shareholders in each respective capco:

                      Capco                   % Interest
                      -----                   ----------
                 WA, New York                    13%
                 WP, Florida                     43%
                 WI, Wisconsin                   29.1%
                 WLA, Louisiana                  24%
                 WNYII, New York                 36%
                 WLPII, Louisiana                10.5%
                 WNYIII, New York                18.9%

NOTE 9 - INCOME FROM TAX CREDITS:

         As described in Note 1, each capco has a contractual arrangement with a particular state that legally entitles the capco to earn and deliver tax credits (ranging from 10% to 11% per year) from the state upon satisfying certain criteria. During the years ended December 31, 2001 and 2000, certain of the Company's capcos satisfied certain investment benchmarks and the related recapture avoidance percentage requirements and accordingly, earned a portion of the tax credits. In addition, in both 2001 and 2000, the Company recognized income from tax credits in prior years resulting from the accretion of the discount attributable to tax credits earned in prior years. As the tax credits are delivered to the Certified Investors, the asset balance is offset against interest payable (Note 7).

NOTE 10 - INCOME TAXES:

         Provision for income taxes for the year ended December 31, 2001 is as follows (there was no current provision):

Deferred provision:                      2001                   2000
                                         ----                   ----
   Federal                             $497,998                $797,012
   State and local                       36,618                 231,390
Provision for income taxes             $534,616              $1,028,402
                                       ========              ==========

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate (34%) to the provision for income taxes for the years ended December 31, 2001 and 2000 is as follows:

                                                   2001              2000
                                                 --------        ----------
                                                 (Benefit)        (Benefit)
                                                 Provision        Provision
                                                 --------        ----------
      Benefit/Provision for income
      taxes at U.S. federal statutory
      rate of 34%                                 $497,998        ($814,902)

      State and local taxes, net of
      federal benefit/provision                     58,588          (95,871)

      Other - Rate Change                         (21,970)               --

      Cumulative true-up (Note 1)                      --         1,939,175
                                                 --------        ----------
                                                 $534,616        $1,028,402
                                                 =========       ==========

Deferred tax assets and liabilities consisted of the following at December 31, 2001 and 2000:

     Deferred tax assets:                            2001             2000
                                             -----------     ------------
           Net operating losses                $3,911,545       $2,268,996
           Interest payable                        72,350          593,248
           Investment Losses                      730,772               --
                                             -----------     ------------

     Total deferred tax assets                  4,714,667        2,863,244
                                             -----------     ------------
     Deferred tax liabilities:
           Credits in lieu of cash            (6,277,685)      (3,891,646)

     Total deferred tax liabilities           (6,277,685)      (3,891,646)
                                             -----------     ------------
     Net deferred tax liability              $(1,563,018)    $ (1,028,402)
                                             ===========     ============

         At December 31, 2001 the Company has net operating losses aggregating approximately $10,293,540 which expire beginning in 2020. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. Management has determined that a valuation allowance is not required at December 31, 2001 and 2000 as it believes that it is more likely than not that the deferred tax assets will be realized.

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

               A capco is required to make Investments in Qualified Businesses under a qualified investment schedule, as defined, in order to remain certified as a capco. If the Company does not make such qualified investments within the statutorily provided time frame, the capco is subject to Decertification and Revocation, as defined in the respective capco agreements, of its certificate and, accordingly, the Certified Investor could be subject to forfeiture or recapture of its previously granted respective state tax credits. This risk has been insured under Coverage B (Notes 2 and 7). Generally, a capco must invest at least 50% of its Certified Capital in qualified businesses within five years after the certification date. At December 31, 2001 and 2000, the Company had invested the percent of its Certified Capital as follows:

            Capco              December 31, 2001        December 31, 2000
    -------------------        -----------------        -----------------

    WA, New York                      65%                      54%
    WP, Florida                       40%                      34%
    WI, Wisconsin                     31%                      15%
    WLA, Louisiana                    35%                      23%
    WNYII, New York                   40%                       6%
    WLAPII, Louisiana                 24%                       0%
    WNYIII, New York                  34%                       0%

         The Company has entered into employment agreements with certain officers. Each employment agreement provides for a two year term at an annual base salary of $300,000, an automatic one-year extension on the agreement's commencement anniversary date, unless either party provides written notice 90 days before the expiration date, an annual 10% increase in base salary and certain other terms. At December 31, 2001 the future minimum commitments are $900,000 for each of the years ended December 31, 2002 and 2003.

         In addition, subsequent to December 31, 2001, the Company entered into a five year lease for office space, minimum payments due are $68,640 in 2002, $71,042 in 2003, $73,528 in 2004, $76,101 in 2005 and $78,786 in 2006.

         For certain capcos, when 100% of the Certified Capital is invested in qualified businesses as defined, the respective state is entitled to a percentage (normally 25%) of all appreciation of assets in excess of the amount required to produce a specific internal rate of return (normally 15%).

         As described in Note 3, the Company is not obligated to provide additional financial support to its investees, however, from time-to-time the Company may decide to provide such support At December 31, 2001, for the Company's equity investment in Group Management Technologies, the Company's investment balance has been written down to zero and the Company has recorded additional losses of approximately $57,000. Such amount has been recorded in accounts payable and accrued expenses.

         From time to time Newtek and its subsidiaries are parties to various legal proceedings in the normal course of business. At December 31, 2001, there were no legal proceedings which management anticipates would have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 12 - ASSETS HELD FOR SALE:

         The Company owns a building and land in Mississippi which is currently held for sale. The note is held by the Bank of Mississippi, and collateralized by the property. At December 31, 2001, the Company determined there was a permanent impairment on the property, and took an approximately $168,000 charge to earnings. In March, 2002, the property was sold for the book value as of December 31, 2001. In March 2002, the Company received payment on this asset held for sale, and the proceeds were used to fully pay the outstanding mortgage.

NOTE 13 - RELATED PARTY TRANSACTIONS:

         For the years ended December 31, 2001 and December 31, 2000, the Company rented office space at $3,000 per month on a month-to-month basis from a related party. In addition, for the years ended December 31, 2001 and December 31, 2000, the Company incurred financial consulting expenses of approximately $157,000 and approximately $144,000 respectively, from a related party.

NOTE 14 - EXTRAORDINARY GAIN ON DEFEASANCE OF DEBT:

         As a result of the debt defeasance described in Note 7 the Company recognized a pre-tax net gain of $602,916 for the year ended December 31, 2000, respectively. This gain has been classified as an extraordinary item in the consolidated statements of operations.

NOTE 15:  STOCK OPTIONS GRANTED TO DIRECTORS AND EMPLOYEES

         As of December 31, 2000, there were vested options outstanding to purchase an aggregate of 29,708 shares at a weighted average exercise price of $7.08 of common stock at exercise prices ranging from $7.00 to $10.00 per share, expiring in 2010.

         As of December 31, 2001, there were vested options outstanding to purchase an aggregate of 324,128 shares of common stock at the exercise prices ranging from $3.05 to $10.00 per share, expiring in 2011.

     As of December 31, 2001 the Company has granted a total of 1,694,000 options (included in this number are options of 451,500 issued to non-employees, of which 278,000 were canceled) to purchase shares of Common Stock to management (other than Messrs. Sloane, Rubin and Wasserman who have received no awards), employees and directors. The details of option activity since adoption of the plan is as follows:

                                                                     Weighted
                                                    Number            Average
                                                      of             Exercise
                                                    Shares             Price
                                                    ------             -----
Outstanding January 1, 2000                             --                --
Granted during 2000                                993,000             $7.08
Exercised during year                                   --                --
                                                        --                --
Cancelled during year                                   --
Outstanding at December 31, 2000                   993,000             $7.08
Granted during 2001                                701,000             $3.30
Exercised during year                                   --                --
Cancelled during year                            (345,667)             $7.00
                                                 ---------             -----

Balance, December 31, 2001                       1,348,333             $5.13
                                                 =========             =====

Exercisable at December 31, 2001                   324,128             $6.10
                                                   =======             =====

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

                                                          2001            2000
       As reported

           Net income (loss)                          $929,560     $(3,425,172)
           Basic and diluted net income (loss) per
           share                                          $.04           $(.18)

       Pro forma results of operations:

            Net income (loss)                          $375,294    $(4,867,008)
            Basic and diluted net income (loss)
            per share                                      $.02          $(.25)

         The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 85%, risk-free interest rate of 3.53% to 6.15%, expected dividends of $0 and expected terms of 1-6 years.

NOTE 16 - EARNINGS PER SHARE

         Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. The dilutive effect of common stock equivalents were anti-dilutive for the year ended December 31, 2000 therefore, have been excluded from the calculation of diluted earnings per share.

         The calculations of Net Income (Loss) Per Share were:

                                                     Year ended
                                                    December 31,
                                           -------------------------------
                                             2001                 2000
                                           -------------    --------------
Basic

     Net income (loss)                        $929,560       $ (3,425,172)
     Weighted average shares - basic        21,889,958          19,309,840
     Weighted average shares - diluted      21,909,527          19,309,840
     Basic and Diluted                            $.04              $(.18)

Note 17 - CONVERSION OF CAPCO MEMBERSHIP INTERESTS INTO NEWTEK STOCK

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

NOTE 18 - NEW ACCOUNTING PRONOUNCEMENTS

         During the second quarter of 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"("SFAS 142"). SFAS 141 is effective for all business combinations initiated after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. However, early adoption of SFAS 142 is permitted for companies with a fiscal year beginning after March 15, 2001, provided their first quarter financial statements have not been previously issued.

         The Company has determined that the adoption of SFAS 141 and SFAS 142 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not expect the adoption of SFAS No. 143 and 144 to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 19 - SUBSEQUENT EVENTS:

         In January 2002, the Company acquired Exponential Business Development Company, Inc., of Syracuse, NY. The transaction involved the issuance by the Company of 500,000 shares of its common stock, with an additional 500,000 shares to be issued over a seven year period if acquired assets result in gains of $2 million in excess of an initial $1 million recovery by the Company. Since Company management has determined that the additional issuance of 500,000 shares is currently unlikely due to management's estimation that the payout provision will not be met, the Company has not included the additional shares in the determination of the purchase price. On a quarterly basis, management will assess the payout provision to determine if it is likely it will be met in the future, and if so, the Company will record the additional 500,000 shares as additional purchase price. Exponential directors and officers will remain with that entity and will receive a total of 365,000 options pursuant to the Company's option plan to acquire Company common stock in exchange for future services.

         In January 2002, the Company signed a letter of intent to acquire Comcap Holdings Corp. and its principal operating subsidiary, Commercial Capital Corporation ("CCC"), a nationwide small business lending company that is authorized to conduct US Small Business Administration lending in 50 states. Formed as a non-bank lender in 1994, CCC originates, sells and services small business loans partially guaranteed by the SBA. In 1996 CCC was approved as an SBA Preferred Lender which allowed it to originate SBA guaranteed loans on an expedited basis. Terms have not been finalized.

         In February 2002, the Company sold in a private placement 100,000 shares of stock for $3.00 a share, for net proceeds of $300,000.

NOTE 20 - QUARTERLY INFORMATION (UNAUDITED):

                                                  Three Months Ended
                             --------------------------------------------------------
                                 3/31           6/30          9/30           12/31        Full Year
           2000

Total Revenue                $    600,988  $    667,898   $  3,970,522   $  3,470,834   $  8,710,242
-----------------------------------------------------------------------------------------------------
Operating Income (Loss)      $(1,357,043)  $(1,969,972)   $(2,727,481)   $  2,568,817   $(3,485,679)
-----------------------------------------------------------------------------------------------------
Income (Loss) Before
Extraordinary Gains          $  (812,429)  $(1,820,445)   $(1,799,773)   $    404,559   $(4,028,088)
-----------------------------------------------------------------------------------------------------
Net Income                   $  (812,429)  $(1,388,564)   $(1,799,773)   $    575,594   $(3,425,172)
-----------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------
EPS - Basic                  $     (0.04)  $     (0.08)   $     (0.10)   $       0.03   $     (0.18)
-----------------------------------------------------------------------------------------------------
EPS - Diluted                $     (0.04)  $     (0.08)   $     (0.10)   $       0.03   $     (0.18)
-----------------------------------------------------------------------------------------------------


                                                  Three Months Ended
                             --------------------------------------------------------
                                 3/31           6/30          9/30           12/31        Full Year
           2001

Total Revenue                $  6,721,551  $  9,276,593   $  6,317,486   $  1,484,556   $ 23,800,186
-----------------------------------------------------------------------------------------------------
Operating Income (Loss)      $  1,535,317  $  4,507,990   $  1,235,071   $(2,485,851)   $  4,792,527
-----------------------------------------------------------------------------------------------------
Income (Loss) Before
Extraordinary Gains          $    760,471  $  1,224,424   $    460,591   $(1,515,926)   $    929,560
-----------------------------------------------------------------------------------------------------
Net Income                   $    760,471  $  1,224,424   $    460,591   $(1,515,926)   $    929,560
-----------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------
EPS - Basic                  $       0.04  $       0.06   $       0.02   $      (.08)   $      $0.04
-----------------------------------------------------------------------------------------------------
EPS - Diluted                $       0.04  $       0.06   $       0.02   $      (.08)   $      $0.04
-----------------------------------------------------------------------------------------------------

NOTE 21 - SUMMARY RESULTS OF QUALIFIED INVESTMENTS (UNAUDITED):

         Principles of Accounting for Ownership Interests in Qualified
         -------------------------------------------------------------
Investments
-----------

         The various interests that the Company acquires in its qualified investments are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company's voting interest in a Partner Company.

         Investments in which the Company directly or indirectly owns more than 50% of the outstanding voting securities or those the Company has effective control over are generally accounted for under the consolidation method of accounting. Under this method, a investment's results of operations are reflected within the Company's Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated. The results of operations and cash flows of a consolidated Partner Company are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the Partner Company. Upon dilution of control below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

         Equity Method. Investees that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the Company's Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Company, including voting rights associated with the Company's holdings in common, preferred and other convertible instruments in the investee. Under the equity method of accounting, an investee's accounts are not reflected within the Company's Consolidated Statements of Operations; however, the Company's share of the earnings or losses of the investee is reflected in the caption "Equity income (loss)" in the Consolidated Statements of Operations.

         Cost Method. Investees not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of such companies is not included in the Consolidated Statements of Operations. However, cost method impairment charges are recognized, as necessary, in the Consolidated Statement of Operations. If circumstances suggest that the value of the investee has subsequently recovered, such recovery is not recorded.

         On a monthly basis, Newtek Capital Investment Committee meets to evaluate the Company's investments. The Company considers several factors in determining whether an impairment exists on the investment, such as the investee's book net value, cash flow, revenue growth and net income. In addition, the Investment Committee looks at larger variables, such as the economy and the investee company's industry, to determine if an other than temporary decline in value exists in the Company's investments.

         The following table is an unauditied summary of the investments which the Company accounts for under either the equity method or by consolidation. These financial statements also reflect the degree to which the Company's partner companies interact with each other to provide and market needed goods or, particularly, services to each other. The income from services provided to other partner companies is shown as "Intercompany Eliminated Revenue" and the cost of services acquired from other partner companies is shown as "Intercompany Eliminated Expenses." All such inter-partner company transactions were conducted on terms and conditions no less favorable to each party than those available from third parties.

CONSOLIDATED ENTITIES

---------------------------------------------------------------------------------------------------------------------------------
                                              Universal Processing  Universal Processing   Universal Processing
                       Harvest Strategies         Services - NY     Services - Louisiana   Services - Wisconsin       PPM Link
==================================================================================================================================
                         2001         2000        2001        2000      2001     2000          2001      2000      2001      2000
---------------------------------------------------------------------------------------------------------------------------------
       Cash              $1,638,703    (a)       $2,969,774   (a)    $1,259,089   (a)       $1,798,864   (a)    $1,700,109   (a)
---------------------------------------------------------------------------------------------------------------------------------
   Other Assets            $117,588    (a)         $486,632   (a)       $19,251   (a)          $46,722   (a)      $130,558   (a)
---------------------------------------------------------------------------------------------------------------------------------
   Total Assets          $1,756,261    (a)       $3,456,406   (a)    $1,278,340   (a)       $1,845,586   (a)    $1,830,667   (a)
---------------------------------------------------------------------------------------------------------------------------------
     Current                $53,026    (a)          $51,630   (a)        $7,251   (a)          $19,174   (a)       $46,553   (a)
   Liabilities
---------------------------------------------------------------------------------------------------------------------------------
Total Liabilities          $970,028    (a)       $3,451,630   (a)        $7,251   (a)       $1,909,074   (a)    $1,896,553   (a)
---------------------------------------------------------------------------------------------------------------------------------
   Total Equity            $753,313    (a)           $4,776   (a)    $1,271,089   (a)        $(63,588)   (a)     $(65,886)   (a)
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                                              Universal Processing  Universal Processing   Universal Processing
                       Harvest Strategies         Services - NY     Services - Louisiana   Services - Wisconsin       PPM Link
=================================================================================================================================
                         2001         2000        2001        2000      2001     2000        2001      2000      2001      2000
---------------------------------------------------------------------------------------------------------------------------------
    Revenue                $167,256    (a)         $219,809   (a)       $1,765   (a)         $29,407   (a)       $71,725   (a)
---------------------------------------------------------------------------------------------------------------------------------
  Intercompany
   Eliminated             $(89,077)    (a)         $(2,394)   (a)           --   (a)              --   (a)            --   (a)
    Revenue
---------------------------------------------------------------------------------------------------------------------------------
  Consolidated              $78,179    (a)         $217,415   (a)       $1,765   (a)         $29,407   (a)       $71,725   (a)
    Revenue
---------------------------------------------------------------------------------------------------------------------------------
    Expenses               $413,943    (a)         $415,033   (a)      $80,676   (a)         $92,955   (a)      $390,944   (a)
---------------------------------------------------------------------------------------------------------------------------------
  Intercompany
   Eliminated             $(12,649)    (a)        $(54,054)   (a)    $(12,522)   (a)        $(1,574)   (a)            --   (a)
    Expenses
---------------------------------------------------------------------------------------------------------------------------------
  Consolidated             $401,294    (a)         $360,979   (a)      $68,154   (a)         $91,381   (a)      $390,944   (a)
    Expenses
---------------------------------------------------------------------------------------------------------------------------------
   Net Income            $(323,115)    (a)       $(143,564)   (a)    $(66,389)   (a)       $(61,974)   (a)    $(319,219)   (a)
     (Loss)
---------------------------------------------------------------------------------------------------------------------------------

(a)  Company was not yet formed in 2000.


ENTITIES UNDER THE EQUITY METHOD

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Transworld
                                                                   Group Management                               Business
                        Starphire                  AIDA              Technologies         Nichedirectories        Brokers
================================================================================================================================
                     2001        2000        2001        2000        2001     2000      2001        2000        2001      2000
----------------- ----------- ----------- ----------- ------------ ---------- ------- ---------- ----------- ----------- -------
      Cash        $1,352,823  $1,186,430  $3,835,404     $873,219    $17,799   (a)     $556,741  $1,091,830    $245,515   (a)
---------------------------------------------------------------------------------------------------------------------------------
  Other Assets      $460,508    $407,493    $170,464      $89,455   $113,438   (a)     $273,328    $242,620    $334,854   (a)
---------------------------------------------------------------------------------------------------------------------------------
  Total Assets    $1,813,331  $1,593,923  $4,005,868     $962,674   $131,237   (a)     $830,069  $1,334,450    $580,369   (a)
---------------------------------------------------------------------------------------------------------------------------------
    Current          $85,652     $21,129     $60,673      $69,631    $13,795   (a)     $354,861    $262,775     $22,457   (a)
  Liabilities
---------------------------------------------------------------------------------------------------------------------------------
     Total        $1,085,652     $21,129  $3,575,323      $69,631   $188,449   (a)     $354,861    $262,775    $262,457   (a)
  Liabilities
---------------------------------------------------------------------------------------------------------------------------------
  Total Equity      $727,679  $1,572,794    $430,545     $893,043  $(57,212)   (a)     $475,208  $1,071,675    $317,912   (a)
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Transworld
                                                                   Group Management                               Business
                        Starphire                  AIDA              Technologies         Nichedirectories        Brokers
=================================================================================================================================
                     2001        2000        2001        2000        2001     2000      2001        2000        2001      2000
---------------------------------------------------------------------------------------------------------------------------------
 Gross Revenues     $359,761    $158,022    $257,437     $28,085    $281,319   (a)      $614,701   $497,194  $1,066,495   (a)
---------------------------------------------------------------------------------------------------------------------------------
  Intercompany
   Eliminated      $(73,397)          --   $(41,095)          --   $(53,704)   (a)            --         --          --   (a)
    Revenue
---------------------------------------------------------------------------------------------------------------------------------
  Consolidated      $289,364    $158,022    $216,342     $28,085    $227,615   (a)      $614,701   $497,194  $1,066,495   (a)
    Revenue
---------------------------------------------------------------------------------------------------------------------------------
    Expenses      $1,132,209    $283,766    $700,918    $156,036    $787,338   (a)    $1,211,169   $592,207  $1,098,683   (a)
---------------------------------------------------------------------------------------------------------------------------------
  Intercompany
   Eliminated      $(46,107)          --   $(42,565)          --   $(28,154)   (a)      $(1,014)         --    $(8,028)   (a)
    Expenses
---------------------------------------------------------------------------------------------------------------------------------
  Consolidated    $1,086,102    $283,766    $658,353    $156,036    $759,184   (a)    $1,160,155   $592,207  $1,097,655   (a)
    Expenses
---------------------------------------------------------------------------------------------------------------------------------
   Net Income     $(796,738)  $(125,744)  $(442,011)  $(127,951)  $(531,569)   (a)    $(545,454)  $(95,013)   $(24,160)   (a)
     (Loss)
---------------------------------------------------------------------------------------------------------------------------------

(a)  Company was not yet formed in 2000.
(b) Newtek's investment occurred during the year. As such, the results represent the company's activity prior to Newtek's involvement, as well as after Newtek's investment. See "Note 3 - Investments in Qualified Businesses" for investment dates.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The information required by this item as to Newtek Capital, Inc.'s directors, executive officers and control persons is contained in the Company's proxy statement to be filed prior to April 19, 2002, under the captions, "Election of Directors' and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

Item 10.   EXECUTIVE COMPENSATION

         The information required by this item as to Newtek Capital, Inc.'s executive compensation is contained in the Company's proxy statement to be filed prior to April 19, 2002, under the caption "Executive Compensation" and is incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is contained in the Company's proxy statement to be filed prior to April 19, 2002, under the caption, "Voting Securities and Principal Stockholders" and is incorporated herein by reference.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is contained in the Company's proxy statement to be filed prior to April 19, 2002, under the captions, "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation," and is incorporated herein by reference.

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

Not applicable.

                                   SIGNATURES

         In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NEWTEK CAPITAL, INC.

Date: March 29,  2002          By:          /s/ Barry Sloane
                                    ----------------------------------------
                                      Barry Sloane
                                      (Chairman and Chief Executive Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                          Title                               Date
            ---------                          -----                               ----
  /s/ Barry Sloane
  ------------------------------    Chairman of the Board and Chief           March 29, 2002
       Barry Sloane                 Executive Officer and Secretary


  /s/ Jeffrey G. Rubin
  ------------------------------   President, Chief Investment Officer and    March 29, 2002
       Jeffrey G. Rubin            Director


  /s/ Brian A. Wasserman
  ------------------------------   Treasurer, Chief Financial Officer and     March 29, 2002
       Brian A. Wasserman          Director


  /s/ John Cox
  ------------------------------   Director                                   March 29, 2002
       John Cox


  /s/ Steven A. Shenfeld
  ------------------------------   Director                                   March 29, 2002
       Steven A. Shenfeld


  /s/ Jeffrey M. Schottenstein
  ------------------------------   Director                                   March 29, 2002
       Jeffrey M. Schottenstein


  /s/ Giuseppe Soccodato
  ------------------------------   Controller and Chief Accounting Officer    March 29, 2002
       Giuseppe Soccodato