Form 10KSB/A
period 2001-12-31
NEWTEK CAPITAL INC
filed 2002-04-30
CIK 1094019

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2001
                                                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from _______________________ to _____________________________ Commission
        file number: 001-16123

                              NEWTEK CAPITAL, INC.

        New York                                                      11-3504638
        --------                                                      ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

100 Quentin Roosevelt Boulevard Suite 408 Garden City NY                   11530
--------------------------------------------------------             -----------
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

                                      None
                                      ----

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State the issuer's revenues for its most recent fiscal year:
$23,800,186

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold on March 18, 2002, was approximately $16,362,558.

         As of April 30, 2002 there were 24,698,542 shares issued and outstanding of the registrant's Common Stock, par value $0.02 per share.

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The following table sets forth each director, including the named current executive officers, such person's name, age, the year such person first became a director and the number of shares and percentage of Common Stock beneficially owned.



                                            ELECTED       BENEFICIALLY                   PERCENT
       NAME                AGE (1)          DIRECTOR        OWNED (2)                  OF CLASS (2)
       ----                -------          ---------  --------------------            ------------
John Cox                      65              2000         55,000 (3)                    *

Jeffrey G. Rubin              34              1999         5,705,117 (4)                 23.10%

Steven A. Shenfeld            42              2000         55,000(3)                     *

Jeffrey M. Schottenstein      61              2001         50,000 (3)                    *

Barry Sloane                  42              1999         5,719,118 (4)                 23.16%

Brian A. Wasserman            36              1999         5,696,917 (3)(4)              23.07%

All Executive Officers and
Directors as a Group (6 persons).............             17,271,152                     69.95%

*   Less than 1 percent.
(1) At December 31, 2001.
(2) At April 30, 2002. For purposes of this table and the table under "Security Ownership of Certain Beneficial Owners," in accordance with Rule 13d-3 under the Exchange Act, a person is considered to "beneficially own" any shares of Common Stock (a) over which he has or shares voting or investment power, or (b) as to which he has the right to acquire beneficial ownership at any time within 60 days of April 30, 2002. As used herein, "voting power" is the power to vote or direct the vote of shares, and "investment power" is the power to dispose or direct the disposition of shares. Includes options to purchase Common Stock which are exercisable within 60 days of April 30, 2002. See "-- Directors' Compensation - 2000 Stock Incentive and Deferred Compensation Plan."
(3) Represents or includes options to purchase shares exercisable within 60 days of April 30, 2002.
(4) Includes, respectively, 915,418, 914,218, 924,318 shares held by irrevocable trusts for the minor children or other family members of Messrs. Rubin, Sloane and Wasserman, as to which each person disclaims beneficial ownership.

         Listed below is certain information about the principal occupations of each director and executive officer. Unless otherwise noted, all such persons have held these positions for at least five years.

         John Cox Mr. Cox was Associate Administrator for Financial Assistance at the Small Business Administration. In this capacity, Mr. Cox was the Agency's senior management official in charge of all SBA Business Loans nationwide. Mr. Cox was responsible for all policy development and implementation, licensing of lenders that participated in SBA lending, all lending activity amounting to approximately $10 billion per year and collection activity for a portfolio of approximately $33 billion. Mr. Cox was the senior agency program official for the agency's securitization program and was responsible for oversight of finance programs including the review of all lenders, and SBA field offices. Mr. Cox is presently a principal in JRC Consulting, Inc.

         During his 30-year career with the SBA, Mr. Cox was instrumental in the formation of the small business incubator industry and was awarded the Founders Award in 1998 by the National Business Incubation Association. Mr. Cox was also the recipient of several SBA agency awards including two Presidential Awards for Excellence in Government Service, one presented by President Bush and the other by President Clinton.

         Mr. Cox obtained an associate degree in accounting and finance from Pierce College of Accounting and Finance. Mr. Cox is a graduate of the National School of Commercial Lending, University of Oklahoma and the Graduate School of Commercial Lending at the University of Oklahoma.


         Jeffrey G. Rubin Mr. Rubin is currently an executive officer of each of the eight Company-sponsored capcos. He has also since January 1998 been an executive officer of The Whitestone Group, LLC. In June 1994, Mr. Rubin founded, financed and participated in the day-to-day management of Optical Dynamics Corporation, formally known as Fastcast Corporation, an early stage technology company. Mr. Rubin also served as an officer of the company and a member of the board of directors until December 1997. From January 1992 through January 1998, Mr. Rubin served as a private venture capitalist From September 1989 through January 1994, Mr. Rubin served as Vice President of American European Corporation, an import/export company, and participated in management in various capacities.

         Steven A. Shenfeld Mr. Shenfeld has been a general partner and senior managing director of Amroc Investments LLC since December 1999. Since December 1999, Mr. Shenfeld has also been a general partner of Avenue Capital Management, LLC, a Texas Pacific Group affiliate. Mr. Shenfeld has been in the investment banking and asset management business for 18 years. From April 1996 through October 1999, Mr. Shenfeld worked for BancBoston Robertson Stephens where he was on the management committee and ran the Debt Capital Markets. Mr. Shenfeld was also a Board Member of BancBoston's Section 20 broker dealer. Mr. Shenfeld has extensive experience in capital markets and investment banking and has managed investment businesses including high yield securities, leveraged finance, private placements, asset securitization and investment grade corporates. From April 1991 through March 1996, Mr. Shenfeld was Head of Sales and Trading in Global Finance at Bankers Trust Securities. Previously, Mr. Shenfeld worked for Donaldson, Lufkin, and Jenrette and Salomon Brothers.


         Mr. Shenfeld is involved in many charitable organizations and has served on the boards of various organizations, including Seeds of Peace, New Leadership United Jewish Appeal, and The Leukemia Society of New York. Mr. Shenfeld has a MBA in finance from the University of Michigan and a BA in economics from Tufts University.

         Jeffrey M. Schottenstein For the past 30 years, Mr. Schottenstein has specialized in the investment and restructuring of diverse companies. He has served as a director of Schottenstein Investment, a diversified investment holding company with $650 million in assets, Vice President of Schottenstein Store's Value City Stores Division (NYSE: VCD) and Chief Executive Officer of Schottenstein Realty Company, which specializes in the investment and restructuring of companies. Mr. Schottenstein has been involved in the capitalization and restructuring of numerous retail enterprises, including Weiboldts' Department Stores, Chicago, IL, Strauss Auto Parts, New York, NY, Valley Fair Discount Stores, New Jersey, Steinbach Stores and others. Along with his investors, Mr. Schottenstein acquired Bell Supply Company, a retail oil and gas equipment supply company based in Kilgore, TX, and Omni Exploration Company, at the time the first successful Chapter 11 reorganization of an oil and gas service company in the United States.

         Barry Sloane Mr. Sloane has been an executive officer of each of the eight Company-sponsored capcos, since their initial formation in January 1998. He has been since January 1998 an executive officer of The Whitestone Group, LLC. He has been since January 1995 the President of the Sloane Organization, LLC, an investment banking, consulting and advisory firm based in New York City.

         From September 1993 through July 1995, Mr. Sloane was a Managing Director of Smith Barney, Inc. While there, he directed the Commercial and Residential Real Estate Securitization Unit and, prior to that, he was national sales manager for institutional mortgage and asset backed securities sales. From April 1991 through September 1993, he was founder and President of Aegis Capital Markets, a consumer loan origination and securitization business which was eventually taken public with the name of "Aegis Consumer Funding." From October 1988 through March 1991, Mr. Sloane was Senior Vice President of Donaldson, Lufkin and Jenrette, where he was responsible for directing sales of mortgage-backed securities. From August 1982 to September 1988 Mr. Sloane was a senior mortgage security sales person and trader for Bear Stearns, L.F. Rothschild, E.F. Hutton and Paine Webber.

         Brian A. Wasserman Mr. Wasserman is currently Chief Executive Officer of each of the eight Company-sponsored capcos. He has since December 1997 been an executive officer of The Whitestone Group, LLC.

         From December 1997 until December 1999, Mr. Wasserman was the general partner of two private venture capital limited partnerships with very diverse public and private investments. The partnerships had in excess of $30,000,000 in partners' capital and investment holdings. From April 1992 through December 1997, Mr. Wasserman acted as an investment consultant/analyst for these partnerships. From December 1997 until December 1999, Mr. Wasserman was also an investment consultant/analyst for two other private venture capital partnerships with very diverse public and private investments. These partnerships had in excess of $20,000,000 of partners' capital and investment holdings.

         From March 1996 until March 2000, Mr. Wasserman founded and was the Chief Financial Officer of First Lawrence Capital Corp., an investment banking firm specializing in mergers and acquisitions for small to medium-sized emerging companies. From December 1997 until November 1999, Mr. Wasserman served on the board of directors of Heuristic Development Group (now know as Virtual Communities Inc.), a company which engaged in the development, marketing, sale and licensing of the Intellifit System, a computerized system which generates personalized exercise prescriptions.

         From April 1992 through September 1997, Mr. Wasserman was the Treasurer of Engex, Inc., a closed-end mutual fund which makes early stage venture capital investments in both public and private companies. The fund generally invests in high technology, biotechnology and early stage pharmaceutical companies. From April 1992 through December 1997, Mr. Wasserman acted as chief financial officer of D.H. Blair Investment Banking Corp., a New York Stock Exchange and NASD member firm, which is an investment banking and merchant banking firm which specializes in public offerings and private placements of early stage and emerging new companies. From September 1987 through April 1992, Mr. Wasserman was an audit/tax manager and a staff investment analyst for PricewaterhouseCoopers LLP. Mr. Wasserman is a Certified Public Accountant in the state of New York and a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

Item 10.   EXECUTIVE COMPENSATION

Outside Director Compensation

         The Company's non-employee directors each received 15,000 options for the purchase of Common Stock for their services and are reimbursed for their out-of-pocket expenses associated with attending board meetings. The stock options vest ratably over three years.

Executive Compensation

         The information set forth below describes the components of the total compensation of the Company's Chief Executive Officer and its two other executive officers for services rendered in all capacities during the years ended December 31, 2000 and 2001.




                           Summary Compensation Table

                                                                                       Long-Term
                                                                                      Compensation
                                                                                      ------------
                                                       Annual Compensation               Awards
                                                       -------------------            ------------
                                                                                       Securities
                                                                                       Underlying             All Other
Name and Principal Position            Year         Salary(1)          Bonus          Options/SARs          Compensation(2)
---------------------------            ----         ---------          -----          ------------          ---------------
                                                       ($)              ($)                (#)                    ($)
                                                       ---              ---                ---                    ---
                                                       ---              ---                ---                    ---
Barry Sloane,  Chairman, CEO           2001         $250,000            --                 --                   $2,860
   and Secretary                       2000         $300,000            --                 --                   $2,860

Jeffrey G. Rubin                       2001         $250,000            --                 --                   $1,380
 President and CIO                     2000         $300,000            --                 --                   $1,380

Brian A. Wasserman                     2001         $250,000            --                 --                   $1,380
 Treasurer and CFO                     2000         $300,000            --                 --                   $1,380



(1) Prior to September 20, 2000, these individuals did not receive any salary from the Company or the Company's subsidiaries.
(2) Represents the amount of premium paid by the Company on term life insurance for the named executive for the periods shown. None of the named individuals have any interest in the cash surrender value of the respective insurance policies, nor is there any understanding or agreement whereby the individuals are to be given any such interest.

Employment Agreements

         The Company has entered into separate employment agreements with:
         o    Barry Sloane, as Chairman and Chief Executive Officer;
         o    Jeffrey G. Rubin, as President and Chief Investment Officer; and
         o    Brian A. Wasserman, as Treasurer and Chief Financial Officer.



         Barry Sloane, as Chairman and Chief Executive Officer, is responsible for implementing the policies adopted by the Company's board of directors. Jeffrey G. Rubin, as President and Chief Investment Officer is responsible for overseeing all of the Company's operations. Brian A. Wasserman, as Treasurer and Chief Financial Officer, is responsible for overseeing the Company's financial operations.

         Each employment agreement provides for:

         o   a two year term at an annual base salary of $300,000;
         o an automatic one-year extension on the agreement's commencement anniversary date, unless either party provides written notice 90 days before the expiration date;
         o an annual 10% increase in base salary, the payment of which has been waived by each officer, respectively;
         o   at least one annual salary review by the board of directors;
         o   participation in a discretionary bonus plan;
         o retirement and medical plans, customary fringe benefits, vacation and sick leave; and
         o   $2 million of split-dollar life insurance coverage.

         Each agreement contains a noncompetition provision that requires the employee to devote substantially his full business time and efforts to the performance of the employee's duties under the agreement. The employee is not prohibited, however, from:

         o serving on the boards of directors of, and holding offices or positions in, companies or organizations which, in the opinion of the board of directors, will not present conflicts of interest with the Company; or
         o investing in any business dissimilar from the Company's or, solely as a passive or minority investor, in any business.

         The Company may terminate an employee's employment for "just cause" as defined in the agreement, and upon the termination, no severance benefits are available. If the Company terminates an employee without just cause, the employee will be paid within 10 days of the termination a sum equal to 2.99 times the average annual compensation he received during the five-year period immediately prior to the date of his termination. If the employee voluntary terminates his employment for "good reason" as defined in the agreement, or the employee's employment terminates during the term of the agreement due to death, disability, or retirement after age 62, the employee will be entitled to a continuation of his salary and benefits from the date of termination through the remaining term of the agreement. The employee is able to voluntarily terminate his agreement by providing 60 days' written notice to the board of directors, in which case the employee is entitled to receive only his compensation, vested rights, and benefits up to the date of termination.

         Each employment agreement contains provisions stating that in the event of the employee's involuntary termination of employment in connection with, or within one year after, any change in control of the Company, the employee will be paid within 10 days of the termination a sum equal to 2.99 times the average annual compensation he received during the five-year period immediately prior to the date of change in control. "Control" generally refers to the acquisition, by any person or entity, of the ownership or power to vote more than 25% of the Company's voting stock, or the control of the election of a majority of directors or the exercise of a controlling influence over the Company's management or policies.

         Each employment agreement also provides for a similar lump sum payment to be made in the event of the employee's voluntary termination of employment within 30 days of a change in control, or within 90 days thereafter, of certain specified events following any change in control, whether approval by the Board of Directors or otherwise which have not been consented to in writing by the employee including:

         o requiring the employee to move his personal residence or perform his principal executive functions more than 90 miles from the employee's primary office;
         o   failing to maintain existing employee benefit plans, including material vacation, fringe benefits, and retirement plans;
         o   assigning duties and responsibilities to the employee which are other than those normally associated with his position;
         o   materially diminishing the employee's authority and responsibility;
             and
         o failing to elect or re-elect the employee to the Company's board of directors.

         Each agreement provides that within three business days of a change in control, the Company shall fund, or cause to be funded, a trust in an amount equal to 2.99 times the average annual compensation the employee received during the five-year period immediately prior to the date of change in control. These provisions may have an anti-takeover effect by making it more expensive for a potential acquirer to obtain control of the Company. If the Company loses a legal dispute as to the employment agreement, the Company will reimburse the employee's legal and other expenses.

Cash Bonus Plan

         The Company has established the Newtek Capital, Inc. Cash Bonus Plan for the purpose of providing its employees with incentive compensation in the form of cash bonuses. All full-time employees are eligible to receive cash bonuses under the plan. If an employee's employment is terminated for "cause" as defined in the plan, then the employee shall be ineligible to receive a bonus, and an employee whose employment otherwise terminates shall be eligible for a bonus that fiscal year, prorated to the number of days the employee was employed by the Company during its fiscal year. The Compensation Committee administers the plan. Bonuses are paid at the discretion of the Compensation Committee or the full Board of Directors. The aggregate amount of bonuses payable for any fiscal year are established by the Board of Directors and are based in part on the Company's pre-tax net profit for that fiscal year.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 30, 2002, the beneficial ownership of Common Stock by (i) each person who is known by the Company to own more than 5% of the outstanding shares of Common Stock. This information is based on filings with the SEC or information furnished to the Company by such persons.

Name and Address                Amount and Nature
of Beneficial Owner (1)         of Beneficial Ownership (2)     Percent of Class
-----------------------         ---------------------------     ----------------

Jeffrey G. Rubin                      4,789,699                     19.39%
Barry Sloane                          4,804,900                     19.45%
Brian A. Wasserman                    4,757,299                     19.26%

----------
(1) Unless otherwise stated, the address of each person listed is c/o Newtek Capital, Inc., 100 Quentin Roosevelt Blvd., Suite 408, Garden City, New York 11530.
(2) At April 30, 2002. For purposes of this table and the table under "Security Ownership of Certain Beneficial Owners," in accordance with Rule 13d-3 under the Exchange Act, a person is considered to "beneficially own" any shares of Common Stock (a) over which he has or shares voting or investment power, or
(b) as to which he has the right to acquire beneficial ownership at any time within 60 days of April 30, 2002. As used herein, "voting power" is the power to vote or direct the vote of shares, and "investment power" is the power to dispose or direct the disposition of shares.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required to furnish the


         Company with copies of all such reports. Based solely on its review of copies of such reports received by it, or written representations from certain reporting persons that no annual report of change in beneficial ownership is required, the Company believes that during the year ended December 31, 2001, with the one exception noted, all such filing requirements were complied with. Director Shenfeld failed to timely file an ownership report for the award of options acquired, but all required reports have been filed as of the date hereof.

Related Party Transactions

         During the years ended December 31, 2001 and 2000, the Company obtained financial consulting services from the firm of Janover Rubenroit, in the amounts of $157,000 and $144,000, respectively. Two partners of Janover Rubinroit are related to one of the Company's directors as father-in-law and brother-in-law, and they collectively hold approximately 49 percent of the ownership of Janover Rubinroit.

                                   SIGNATURES

         In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NEWTEK CAPITAL, INC.

Date: April 30,  2002            By:          /s/ Barry Sloane
                                      --------------------------------------
                                         Barry Sloane
                                         (Chairman and Chief Executive Officer)