Form 10QSB
period 2002-03-31
NEWTEK CAPITAL INC
filed 2002-05-14
CIK 1094019

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------


                                   FORM 10QSB

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 001-16123
                                -----------------


                              NEWTEK CAPITAL, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


                     New York                          11-3504638
          -------------------------------          -------------------
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)           Identification No.)

     100 Quentin Roosevelt Boulevard, Garden City, NY              11530
     ------------------------------------------------             -------
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

                                   Yes     No

                                   [X]     [ ]

        As of May 8, 2002, 24,698,542 shares of Common Stock were issued and outstanding.

                                    CONTENTS




                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets (Unaudited) as of March 31,
       2002 and December 31, 2001                                             2

     Condensed Consolidated Statements of Operations (Unaudited) for the
       Three-Month Periods Ended March 31, 2002 and 2001                      3

     Condensed Consolidated Statements of Cash Flows (Unaudited) for the
       Three-Month Periods Ended March 31, 2002 and 2001                      4

     Notes to Unaudited Condensed Consolidated Financial Statements           6

Item 2.  Management's Discussion and Analysis                                20


PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use Proceeds                              22

Item 5.  Other Information                                                   22

Item 6  Exhibits and Reports on Form 8-K                                     22

Signatures                                                                   23

Exhibits

ITEM 1. FINANCIAL STATEMENTS

                            NEWTEK CAPITAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                   March 31      December 31,
                                                                     2002            2001
                                                                 ------------    ------------

ASSETS
------

Cash and cash equivalents                                        $ 35,263,256    $ 31,171,966
Credits in lieu of cash                                            27,197,603      21,810,776
Investments in qualified businesses                                 8,027,218      14,450,228
Structured insurance product                                        2,772,246       2,731,894
Prepaid insurance                                                  10,320,795      10,820,841
Prepaid expenses and other assets                                   1,253,414         953,142
Furniture, fixtures and equipment, net                                295,098         128,290
Goodwill                                                            2,333,159         963,736
Asset held for sale                                                        --         331,929
                                                                 ------------    ------------
    Total assets                                                 $ 87,462,789    $ 83,362,802
                                                                 ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
  Accounts payable and accrued expenses                          $  2,291,338    $  1,541,359
  Notes payable - certified investors                               3,854,837       3,858,389
  Notes payable - insurance                                         8,940,821       9,404,032
  Note payable - bank                                                 575,000         575,000
  Mortgage payable                                                         --         306,929
  Interest payable                                                 52,095,632      49,640,846
  Deferred tax liability                                            1,627,974       1,563,018
                                                                 ------------    ------------
    Total liabilities                                              69,385,602      66,889,573
                                                                 ------------    ------------

Minority interest                                                   2,093,731       5,081,692
                                                                 ------------    ------------

Stockholders' equity:
  Common Stock (par value $0.02 per share:
    authorized 39,000,000 shares, issued and
    outstanding 24,198,542 as of March 31, 2002, not including
    500,000 shares held in escrow, and
    22,212,517 as of  December 31, 2001)                              483,971         444,250
  Additional paid-in Capital                                       17,889,118      13,442,899
  Accumulated deficit                                              (2,389,633)     (2,495,612)
                                                                 ------------    ------------
    Total stockholders' equity                                     15,983,456      11,391,537
                                                                 ------------    ------------

    Total liabilities and stockholders' equity                   $ 87,462,789    $ 83,362,802
                                                                 ============    ============


  See accompanying notes to these condensed consolidated financial statements.

                         NEWTEK CAPITAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                            March 31,       March 31,
                                                              2002            2001
                                                          ------------    ------------
Revenue:
   Income from tax credits                                $  5,386,827    $  6,030,103
   Consulting fee income                                        46,700           8,000
   Interest and dividend income                                240,710         638,210
   Other income                                                397,464          45,238
                                                          ------------    ------------
      Total revenue                                          6,071,701       6,721,551
                                                          ------------    ------------

Expenses:
   Interest                                                  2,653,587       3,335,532
   Payroll and consulting fees                               1,756,412         815,634
   Professional fees                                           739,968         470,814
   Insurance                                                   556,878         398,107
   Other                                                       625,493         166,148
                                                          ------------    ------------
   Total expenses                                            6,332,338       5,186,235
                                                          ------------    ------------

(Loss) income before other than temporary decline
  in value of investments, gain on sale of property,
  equity in net losses of affiliates, minority interest,
  extraordinary gain and provision for income taxes           (260,637)      1,535,316

Other than temporary decline in value of investments
  (net of $7,176 recovery in 2002)                            (617,913)             --
Gain on sale of property                                        16,841              --
Equity in net losses of affiliates                            (601,244)       (298,798)
                                                          ------------    ------------

(Loss) income before provision for income taxes,
  extraordinary gain and minority interest                  (1,462,953)      1,236,518

Minority interest in loss                                    1,205,526          18,561
                                                          ------------    ------------

(Loss) income before provision for income taxes
  and extraordinary gain                                      (257,427)      1,255,079

(Benefit from) provision for income taxes                       97,822        (494,608)
                                                          ------------    ------------

(Loss) income before extraordinary gain on conversion
  of minority interest into Newtek stock                      (159,605)        760,471

Extraordinary gain on acquisition of minority interest,
  net of taxes of $162,778 for 2002                            265,584              --
                                                          ------------    ------------

Net income                                                $    105,979    $    760,471
                                                          ============    ============

Weighted average common shares outstanding:
  Basic                                                     22,825,191      21,382,586
  Diluted                                                   22,884,871      21,382,586
Income per share:
  Basic                                                           $.00            $.04
  Diluted                                                         $.00            $.04

(Loss) income per share before extraordinary items:
  Basic                                                          ($.01)           $.04
  Diluted                                                        ($.01)           $.04


  See accompanying notes to these condensed consolidated financial statements.

                          NEWTEK CAPITAL, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                                March 31,      March 31,
                                                                  2002           2001
                                                               -----------    -----------
Cash flows from operating activities:
  Net income                                                   $   105,979    $   760,471
    Adjustments to reconcile net income
      to net cash used in operating activities:
        Other than temporary decline in value of investments       617,913             --
        Gain on sale of property                                   (16,841)            --
        Equity in net losses of affiliates                         601,244        298,798
        Extraordinary gain                                        (265,584)            --
        Income from tax credits                                 (5,386,827)    (6,030,103)
        Deferred Income Taxes                                      (97,822)       375,614
        Depreciation and other amortization                         23,945          2,013
        Accretion of interest income                               (43,907)       (25,734)
        Accretion of interest expense                            2,454,786      3,104,657
        Issuance of stock options to non-employees                 290,000             --
        Issuance of stock for services performed                    80,789         58,800
        Minority interest included in loss                      (1,205,526)       (18,561)
        Changes in assets and liabilities:
          Prepaid insurance                                        500,046        363,652
          Prepaid expenses and other assets                        (47,006)        21,584
          Accounts payable and accrued expenses                    460,207     (1,291,266)
                                                               -----------    -----------

            Net cash used in operating activities               (1,928,604)    (2,380,075)
                                                               -----------    -----------


Cash flows from investing activities:
  Proceeds from sale of asset held for sale                        348,770             --
  Investments in qualified businesses                           (4,558,427)    (9,631,833)
  Return of principal - qualified investments                    5,696,133      6,245,320
  Consolidation of majority owned investments                    3,962,152      5,703,333
  Purchase of furniture, fixtures and equipment                    (57,367)            --
                                                               -----------    -----------

            Net cash provided by investing activities            5,391,261      2,316,820
                                                               -----------    -----------


  See accompanying notes to these condensed consolidated financial statements.

                              NEWTEK CAPITAL, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)


                                                                      March 31,       March 31,
                                                                        2002            2001
                                                                    ------------    ------------
Cash flows from financing activities:
  Proceeds from issuance of note payable insurance                  $         --    $  5,200,000
  Payments of note payable insurance                                    (463,211)     (1,333,334)
  Payments on mortgage payable                                          (306,929)        (12,522)
  Net proceeds from issuance of common stock                           1,299,999         726,391
  Distributions to CAPCO members                                          (7,868)       (402,060)
  Cash received from Exponential acquisition                             106,642              --
                                                                    ------------    ------------

      Net cash provided by financing activities                          628,633       4,178,475
                                                                    ------------    ------------


Net increase in cash
  and cash equivalents                                                 4,091,290       4,115,220

Cash and cash equivalents -
  beginning of period                                                 31,171,966      34,697,081
                                                                    ------------    ------------


Cash and cash equivalents - end of period                           $ 35,263,256    $ 38,812,301
                                                                    ============    ============


Supplemental disclosure of non-cash financing activities:
--------------------------------------------------------

Reduction of credits in lieu of cash and interest payable
  balances due to delivery of tax credits to certified investors:   $         --    $  3,908,599
                                                                    ============    ============

Consolidation of investments previously accounted
  for under the equity method                                       $    537,083    $         --
                                                                    ============    ============

Acquisition of Exponential (net liabilities assumed)                $     10,978    $         --
                                                                    ============    ============

Issuance of common stock in connection with
  acquisition of Exponential                                        $    920,000    $         --
                                                                    ============    ============

Acquisition of four Capcos minority interests
    Newtek Capital common stock issued                              $    954,358    $         --
    Less, minority interests acquired                                    405,411              --
                                                                    ------------    ------------
      Goodwill recognized                                           $    548,947              --
                                                                    ============    ============

Acquisition of three Capcos minority interests
    Minority interests acquired                                     $  1,369,156    $         --
    Less, Newtek Capital common stock issued                             940,794              --
                                                                    ------------    ------------
      Extraordinary gain recognized                                 $    428,362              --
                                                                    ============    ============


  See accompanying notes to these condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

         Basis of presentation and description of business
         -------------------------------------------------

         The unaudited condensed consolidated financial statements of Newtek Capital, Inc. and Subsidiaries (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The unaudited condensed consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at March 31, 2002 and the results of its operations and cash flows for the periods ended March 31, 2002 and March 31, 2001. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2002.

         The following is a summary of each of the Company's certified capital companies ("Capco"), state of certification and date of certification:

           Capco                                  State of Certification    Date of Certification
           -----                                  ----------------------    ---------------------

           Wilshire Advisers, LLC                 New York                  May 1998
           Wilshire Partners, LLC                 Florida                   December 1998
           Wilshire Investors, LLC                Wisconsin                 October 1999
           Wilshire Louisiana Advisers, LLC       Louisiana                 October 1999
           Wilshire New York Advisers II, LLC     New York                  April 2000
           Wilshire New York Partners III, LLC    New York                  December 2000
           Wilshire Colorado Partners, LLC        Colorado                  October 2001
           Exponential of New York, LLC           New York                  April 1998

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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


NOTE 2 - PRIVATE PLACEMENT OF COMMON STOCK:

         In the first quarter of 2002, the Company sold 433,333 shares of common stock in private transactions, with gross and net cash proceeds totaling approximately $1,300,000. In addition, 14,546 shares of common stock were issued in consideration of the provision of strategic and business consulting services from Park Strategies, LLC valued at $48,000. Finally, an additional 3,600 shares of common stock were issued in consideration of investor relations and consulting services provided by Aurelius Consulting Group, Inc. valued at $12,000.


NOTE 3 - INVESTMENTS IN QUALIFIED BUSINESSES:

         The following table is a summary of Qualified Business investments as of March 31, 2002, shown separately between their debt $7,365,739 and equity $661,479 components (for a total non-consolidated investment in Qualified Businesses of $8,027,218), and all terms of each are summarized. There are no expiration dates on any of the financial instruments, unless disclosed.

         In accordance with the provisions of "Financial Accounting Standards Board No. 115", the Company's debt investments are considered held to maturity and recorded at cost. The Company periodically assesses these investments for impairment.

         The investments are grouped by date of investment: those investments which as of March 31, 2002 were made within the previous 18 months and those investments made between 18 - 36 months prior to March 31, 2002.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                        DEBT INVESTMENTS MADE
                                                        IN THE LAST 18 MONTHS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Cumulative
                                                                                       other than
                                                                                        temporary
                                                                                       decline in     Cumulative
          DEBT                                                                          the value     return of
                                                                                         of its       Principal
        Investee                                                           Original    investments      since          Principal
                                     Date of   Maturity      Stated       Principal       since        original         amount
                            Type    Investment   Date     Interest Rate     Amount      original      investment    outstanding at
                                                                                       investment        date       March 31, 2002
                                                                                          date
====================================================================================================================================
  Direct Creations, LLC     Debt      11/01      12/02       10.00%       $ 2,108,333                $   (750,000)    $ 1,358,333
------------------------------------------------------------------------------------------------------------------------------------
 1 800GiftCertificate(5)    Debt    7/99, 7/01   7/03         8.75%       $ 1,250,000                $   (226,821)    $ 1,023,179
------------------------------------------------------------------------------------------------------------------------------------
 Starphire Technologies,    Debt      6/01       6/02         5.75%       $ 1,000,000                $ (1,000,000)    $         0
           LLC
------------------------------------------------------------------------------------------------------------------------------------
     Scandinavia(4)         Debt      12/01,    Various   Prime + 1.00%   $ 1,108,130                $   (751,297)    $   356,833
                                    2/02, 3/02
------------------------------------------------------------------------------------------------------------------------------------
                                      12/01,
     Pontchartain(4)        Debt    1/02, 2/02, Various   Prime +1.00%    $   955,800                $    (10,999)    $   944,801
                                      3/02
------------------------------------------------------------------------------------------------------------------------------------
    Sunshine Gardens        Debt    2/02, 3/02  Various   Prime +1.00%    $    40,527                                 $    40,527
       Special(4)
------------------------------------------------------------------------------------------------------------------------------------
                                      11/99,
   4G's Truck Renting       Debt    12/00, 1/02  6/02         8.70%       $ 1,300,000                $   (900,000)    $   400,000
------------------------------------------------------------------------------------------------------------------------------------
     OS Johnson (4)         Debt      9/01      Various   Prime + 1.00%   $   750,000                $   (500,611)    $   249,389
------------------------------------------------------------------------------------------------------------------------------------
   Transworld Business      Debt    06/01, 3/02  6/02,          6.00%     $   240,000                                 $   240,000
      Brokers, LLC                               6/04
------------------------------------------------------------------------------------------------------------------------------------
Drilling Productivity (4)   Debt      12/01     Various   Prime + 1.00%   $ 1,199,700                $ (1,009,230)    $   190,470
------------------------------------------------------------------------------------------------------------------------------------
    BuySeasons, Inc.        Debt      6/01       6/06        11.00%       $   200,000                $    (30,000)    $   170,000
------------------------------------------------------------------------------------------------------------------------------------
 St. Gabriel Hardware(4)    Debt    11/00, 8/01 Various   Prime +1.00%    $   792,000                $   (664,452)    $   127,548
------------------------------------------------------------------------------------------------------------------------------------
   E&E Machine Shop(4)      Debt      9/01      Various   Prime + 1.00%   $   556,393                $   (475,263)    $    81,130
------------------------------------------------------------------------------------------------------------------------------------
 Tsunami Restaurants(4)     Debt      3/01      Various   Prime +1.00%    $   328,500                $   (275,150)    $    53,350
------------------------------------------------------------------------------------------------------------------------------------
       BBQ West(4)          Debt      10/00,    Various   Prime +1.00%    $    49,500                $    (44,739)    $     4,761
                                      11/00
------------------------------------------------------------------------------------------------------------------------------------
      Amerimed (4)          Debt    8/01, 9/01  Various   Prime + 1.00%   $   179,999                $   (150,307)    $    29,692
------------------------------------------------------------------------------------------------------------------------------------
     Hypercosm, Inc.        Debt      4/01       4/02          8%         $   250,000  $  (250,000)                   $         0
------------------------------------------------------------------------------------------------------------------------------------
 Subtotal 0 - 18 months                                                   $12,308,882  $  (250,000)  $ (6,788,869)    $ 5,270,013
          Debt                                                            -----------  -----------   ------------     -----------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                        DEBT INVESTMENTS MADE
                                                       IN THE LAST 18-36 MONTHS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Cumulative
                                                                                       other than
                                                                                        temporary
                                                                                       decline in     Cumulative
          DEBT                                                                          the value     return of
                                                                                         of its       Principal
        Investee                                                           Original    investments      since          Principal
                                     Date of   Maturity      Stated       Principal       since        original         amount
                            Type    Investment   Date     Interest Rate     Amount      original      investment    outstanding at
                                                                                       investment        date       March 31, 2002
                                                                                          date
====================================================================================================================================
   Gerace Auto Parts(4)     Debt      4/00      Various   Prime +1.00%    $   810,000                $   (689,739)    $   120,261
------------------------------------------------------------------------------------------------------------------------------------
  Steve Kent Trucking(4)    Debt    3/00, 5/00  Various   Prime +1.00%    $   747,000                $   (635,907)    $   111,093
------------------------------------------------------------------------------------------------------------------------------------
  Merchant Data Systems,    Debt      8/00       5/04          0%         $ 4,900,000  $  (414,988)  $ (3,563,950)    $   921,062
           Inc.
------------------------------------------------------------------------------------------------------------------------------------
 Multi-Media Distribution   Debt      6/00       6/02        10.00%       $ 1,000,000                $   (280,000)    $   720,000
          Corp.
------------------------------------------------------------------------------------------------------------------------------------
   Embosser's Sales and     Debt      8/00      Various   Prime +1.00%    $   495,000  $   (76,718)  $   (418,282)    $         0
        Service(4)
------------------------------------------------------------------------------------------------------------------------------------
     Group Management       Debt     11/99       11/01        5.25%       $ 3,350,000  $  (447,443)  $ (2,902,557)    $         0
  Technologies, LLC (5)
------------------------------------------------------------------------------------------------------------------------------------
    Gino's Seafood(4)       Debt    3/00, 4/00  Various   Prime +1.00%    $   517,942                $   (431,250)    $    86,692
------------------------------------------------------------------------------------------------------------------------------------
 Data-Tel of Louisiana(4)   Debt      3/00      Various   Prime +1.00%    $   513,000                $   (452,145)    $    60,855
------------------------------------------------------------------------------------------------------------------------------------
     Raising Cain(4)        Debt    3/00, 4/00, Various   Prime +1.00%    $   315,000                $   (270,389)    $    44,611
                                      5/00
------------------------------------------------------------------------------------------------------------------------------------
Tari's School of Dance(4)   Debt      5/00      Various   Prime +1.00%    $   189,000                $   (157,848)    $    31,152
------------------------------------------------------------------------------------------------------------------------------------
     CB Real Net, LLC       Debt      2/00      Various        8%         $ 2,500,000                $ (2,500,000)    $         0
------------------------------------------------------------------------------------------------------------------------------------
  Cedric Kushner Boxing,    Debt     11/98       1/00          9%         $   400,000                $   (400,000)    $         0
           Inc.
------------------------------------------------------------------------------------------------------------------------------------
   Down To Earth, Inc.      Debt     12/99      Various        8%         $   580,000  $  (495,000)  $    (85,000)    $         0
------------------------------------------------------------------------------------------------------------------------------------
 Subtotal 18-36 months -                                                  $16,316,942  $(1,434,149)  $(12,787,067)    $ 2,095,726
          Debt                                                            -----------  ------------  -------------    -----------
------------------------------------------------------------------------------------------------------------------------------------
Total Debt Investments at                                                 $28,625,824  $(1,684,149)  $(19,575,936)    $ 7,365,739
      March 31, 2002                                                      ===========  ============  =============    ===========
------------------------------------------------------------------------------------------------------------------------------------

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                            EQUITY INVESTMENTS MADE IN THE LAST 18 MONTHS
------------------------------------------------------------------------------------------------------------------------------------
      EQUITY                                                                       Cumulative     Equity in Income
                                              Common                               other than      (Losses) and/or
     Investee        Date of      Type of      Stock    Percentage   Original       temporary         Return of
                    Investment  Investment   Equivalent     of       Investment  decline in the     Capital since     Equity method
                                                 s       Ownership     Amount     value of its        original          investment
                                                (1)                                investments     investment date      balance at
                                                                                 since original                       March 31, 2002
                                                                                 investment date
------------------------------------------------------------------------------------------------------------------------------------
Niche Directories,    12/00      Preferred      N/A       37.50%    $ 1,344,000                     $(1,007,521)       $   336,479
        LLC                     Membership
                                 Interest
                                 w/ voting
                                  rights
------------------------------------------------------------------------------------------------------------------------------------
                                 Preferred
    Transworld                  Membership
Business Brokers,     06/01,      Interest      N/A          33%    $   350,000                     $  (350,000)       $        0
       LLC             3/02      w/ voting
                                  rights
------------------------------------------------------------------------------------------------------------------------------------
 BuySeasons, Inc.      6/01       Common      18,182          3%    $   100,000                                        $   100,000
                                   Stock
------------------------------------------------------------------------------------------------------------------------------------
                                  Warrant
                                    for
 Direct Creations      12/00    Membership      N/A          28%    $         0                                        $         0
                                 Interest
------------------------------------------------------------------------------------------------------------------------------------
                                 Warrants
  Merchant Data                     for
  Systems, Inc.        5/01     Membership      N/A       20.00%    $         0                                        $         0
                                Interest(3)
------------------------------------------------------------------------------------------------------------------------------------
     Subtotal
   0-18 months -                                                    $ 1,794,000                     $(1,357,521)       $   436,479
      Equity                                                        -----------                     -----------        -----------
------------------------------------------------------------------------------------------------------------------------------------

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                           EQUITY INVESTMENTS MADE IN THE LAST 18-36 MONTHS
------------------------------------------------------------------------------------------------------------------------------------
      EQUITY                                                                       Cumulative     Equity in Income
                                              Common                               other than      (Losses) and/or
     Investee        Date of      Type of      Stock    Percentage   Original       temporary         Return of
                    Investment  Investment   Equivalent     of       Investment  decline in the     Capital since     Equity method
                                                 s       Ownership     Amount     value of its        original          investment
                                                (1)                                investments     investment date      balance at
                                                                                 since original                       March 31, 2002
                                                                                 investment date
------------------------------------------------------------------------------------------------------------------------------------
1-800GiftCertificate    7/99      Class B     113,140      N/A      $    22,396                                        $    22,396
                                 Preferred
                                   Stock
------------------------------------------------------------------------------------------------------------------------------------
                                  Class A
1-800GiftCertificate    7/99     Preferred      3,159      N/A      $     2,604                                        $     2,604
                                   Stock
------------------------------------------------------------------------------------------------------------------------------------
                                  Options
  Cedric Kushner       11/98    for Common          3      N/A      $         0                                        $         0
 Boxing, Inc. (3)                Stock(2)
------------------------------------------------------------------------------------------------------------------------------------
                                 Preferred
                                Membership
     Starphire          8/00     Interest        N/A      50.00%    $ 1,400,000    $ (536,371)      $  (863,629)       $         0
 Technologies, LLC               w/ voting
                                  rights
------------------------------------------------------------------------------------------------------------------------------------
    Multi-Media         6/00      Common       66,000         3%    $   200,000                                        $   200,000
Distribution Corp.                 Stock
------------------------------------------------------------------------------------------------------------------------------------
  Subtotal 18-36                                                    $ 1,625,000    $ (536,371)      $  (863,629)       $   225,000
  months - Equity                                                   -----------                                        -----------
------------------------------------------------------------------------------------------------------------------------------------

     Total Equity Investments as of March 31, 2002                  $ 3,419,000    $ (536,371)      $(2,221,150)       $   661,479
                                                                    ===========                                        ===========

     Total Debt and Equity Investments as of March 31, 2002         $32,044,824                                        $ 8,027,218
                                                                    ============                                       ===========


(1) Common Stock Equivalents reflect conversion of all financial instruments into common stock.
(2) Expires four years from date of investment, and has a $.01 exercise price.
(3) Expires six years from date of investment, and has a $.01 exercise price.
(4) Represents Small Business Administration (SBA) loans made in Louisiana. Wilshire Louisiana's investment total for these types of loans was $9,547,492 as of March 31, 2002. Of this amount, approximately 75% was guaranteed by the SBA and was sold in the secondary market, while the remaining balance is amortized over 5 to 20 years. Accordingly, the CAPCO had approximately $2,538,047 outstanding and received approximately $4,094,000 (55%) of credits toward the investment hurdle, based upon its agreement with the State of Louisiana.
(5) This loan has been restructured, and the Company continues to receive monthly principal payments.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The Company consolidates nine of its investments. All investments were made within the past 18 months as of March 31, 2002, except for CB Real Net, which was made between 18-36 months ago as of March 31, 2002. The following tables are summaries of such investments:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                      Cumulative
                                                                                      other than
                                                                                       temporary       Cumulative        Outstanding
           DEBT                                                                     decline in the      return of         Principal
                             Type   Date of     Maturity    Original     Stated      value of its       Principal         Amount at
         Investee                   Investment    Date      Principal   Interest      investments         since           March 31,
                                                             Amount       Rate           since          investment          2002
                                                                                    investment date        date
====================================================================================================================================
        AIDA, LLC            Debt      3/01       3/02     $ 3,500,000    7.00%                       $(3,499,981)        $       19
------------------------------------------------------------------------------------------------------------------------------------
   Universal Processing      Debt      3/01       3/02     $ 3,400,000    6.00%                       $(2,850,000)        $  550,000
      Services, LLC
------------------------------------------------------------------------------------------------------------------------------------
   Universal Processing      Debt      6/01       6/06     $ 2,100,000    5.00%                       $  (280,000)        $1,820,000
Services - Wisconsin, LLC
------------------------------------------------------------------------------------------------------------------------------------
   Transworld Business       Debt      3/02       3/05     $   325,000    2.5%                                            $  325,000
       Brokers, LLC
------------------------------------------------------------------------------------------------------------------------------------
     Group Management        Debt     11/99      11/01     $   150,000    5.25%       $ (57,061)      $   (43,462)        $   49,477
    Technologies, Inc.
------------------------------------------------------------------------------------------------------------------------------------
      PPM Link, LLC          Debt      3/01       9/02     $ 1,850,000    6.00%                                           $1,850,000
------------------------------------------------------------------------------------------------------------------------------------
 Harvest Strategies, LLC     Debt      8/01       10/02    $   975,000    5.00%                       $   (25,000)        $  950,000
------------------------------------------------------------------------------------------------------------------------------------
 Total Consolidated Debt                                   $12,300,000                $ (57,061)      $(6,698,443)        $5,544,496
       Investments                                         ===========                ==========      ============        ==========
------------------------------------------------------------------------------------------------------------------------------------

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       ------------------------------------------------------------------------------------------------------
        EQUITY
                                                                                                Original
                              Date of         Type of        Common Stock    Percentage of     Investment
        Investee             Investment      Investment      Equivalents       Ownership         Amount
       ------------------------------------------------------------------------------------------------------
            Universal           9/01         Preferred           N/A                95%        $ 1,350,000
           Processing                        Membership
           Services -                       Interest w/
         Louisiana, LLC                    voting rights
       ------------------------------------------------------------------------------------------------------
                                             Preferred
             Harvest                         Membership
         Strategies, LLC        8/01        Interest w/          N/A                70%        $   999,950
                                           voting rights
       ------------------------------------------------------------------------------------------------------
                                             Preferred
                                             Membership
          PPM Link, LLC         3/01        Interest w/          N/A                67%        $   253,333
                                           voting rights
       ------------------------------------------------------------------------------------------------------
            Universal                        Preferred
           Processing                        Membership
          Services, New         3/01        Interest w/          N/A                66%        $   200,000
            York, LLC                      voting rights
       ------------------------------------------------------------------------------------------------------
            Universal                        Preferred
           Processing                        Membership
           Services -           3/01        Interest w/          N/A                82%        $         0
         Wisconsin, LLC                    voting rights
       ------------------------------------------------------------------------------------------------------
        CB Real Net, LLC        2/00         Membership          N/A            100.00%        $         0
                                            Interest(3)
       ------------------------------------------------------------------------------------------------------
        Group Management        2/02        Options for          N/A                           $   635,000
       Technologies, Inc.                   Common Stock
       ------------------------------------------------------------------------------------------------------
           Transworld                        Preferred
        Business Brokers,       3/02         Membership          N/A                65%        $ 3,175,000
               LLC                            Interest
       ------------------------------------------------------------------------------------------------------
           Transworld
        Business Brokers,       3/02        Common Stock         N/A                65%        $       667
               LLC
       ------------------------------------------------------------------------------------------------------
                                             Preferred
                                             Membership
            AIDA, LLC          10/00        Interest w/          N/A                50%        $ 1,000,000
                                           voting rights
       ------------------------------------------------------------------------------------------------------

                      Total Consolidated Equity Investments                                    $ 7,613,950
                                                                                               ===========

                 Total Consolidated Debt and Equity Investments                                $19,913,950
                                 March 31, 2002                                                ===========

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The Company has not guaranteed any obligation of these investees, and the Company is not otherwise committed to provide further financial support for the investees. However, from time-to-time the Company may decide to provide such additional financial support which, as of March 31, 2002, was not significant. Periodically, the Company evaluates each of its individual investments for potential impairment in value. Should the Company determine that an impairment exists and it is deemed to be other than temporary, the Company will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the statement of operations. During the period ended March 31, 2002, the Company determined that there was $536,371 of other than temporary decline in the value of its investments for Starphire Technologies, LLC, and a $76,718 other than temporary decline in the value of its investments for Embosser's Sales and Service. In addition, the Company determined an impairment existed for a non-capco investment (included in prepaid expenses and other assets on the balance sheet), and recorded a charge of $12,000. In 2002, the Company also recovered $7,176 of cash on two of its investments written down in 2000. These items aggregate $617,913 which is shown on the statement of operations as other than temporary decline in value of investments.


NOTE 4 - EARNINGS PER SHARE:

         Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. The effect of common stock equivalents were anti-dilutive for the three months ended March 31, 2001 and, therefore, have been excluded from the calculation of diluted earnings per share for that period.

         The calculations of Net Income (Loss) Per Share were:

                                                         Three months ended
                                                              March 31,
                                                        2002             2001
                                                    -----------      -----------
Basic
  Net income                                        $   105,979      $   760,471
  Weighted average shares - basic                    22,825,191       21,382,586
  Dilutive effect of stock options                       59,680               --
  Weighted average shares - diluted                  22,884,871       21,382,586
  Basic and diluted                                 $       .00      $       .04

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - SUMMARY RESULTS OF QUALIFIED INVESTMENTS:

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

         Investments in which the Company directly or indirectly owns more than 50% of the outstanding voting securities or those the Company has effective control over are generally accounted for under the consolidation method of accounting. Under this method, an investment's financial position and results of operations are reflected within the Company's Consolidated Statements of Operations. All significant inter-company accounts and transactions have been eliminated. The results of operations and cash flows of a consolidated Partner Company are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the Partner Company. Upon dilution of control below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

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

         Cost Method. Investees not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of such companies is not included in the Consolidated Statements of Operations. However, cost method impairment charges are recognized, as necessary, in the Consolidated Statement of Operations. If circumstances suggest that the value of the investee has subsequently recovered, such recovery is not recorded until realized.

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

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - SUMMARY RESULTS OF QUALIFIED INVESTMENTS:



CONSOLIDATED ENTITIES
------------------------------------------------------------------------------------------------------------------------------------
                Harvest Strategies    Universal Processing    Universal Processing    Universal Processing          PPM Link
                                         Services - NY           Services - LA           Services - WI
====================================================================================================================================
                 2002        2001        2002       2001        2002        2001        2002        2001        2002        2001
------------------------------------------------------------------------------------------------------------------------------------
    Cash      $1,560,301  $1,605,753  $  80,468  $2,969,774  $1,072,718  $1,259,089  $1,506,328  $1,798,864  $1,493,294  $1,700,109
------------------------------------------------------------------------------------------------------------------------------------
Other Assets  $  136,359  $  117,588  $ 485,477  $  486,632  $   47,520      19,251  $  100,212  $   46,722  $  213,200  $  130,558
------------------------------------------------------------------------------------------------------------------------------------
Total Assets  $1,696,660  $1,723,341  $ 565,945  $3,456,406  $1,120,238  $1,278,340  $1,606,540  $1,845,586  $1,706,494  $1,830,667
------------------------------------------------------------------------------------------------------------------------------------
   Current    $   65,832  $   53,026  $  75,767  $   51,630  $   26,304  $    7,251  $   61,465  $   19,174  $   27,763  $   46,553
 Liabilities
------------------------------------------------------------------------------------------------------------------------------------
    Total     $1,015,832  $  970,028  $ 625,767  $3,451,630  $   26,304  $    7,251  $1,846,464  $1,909,074  $1,877,762  $1,896,553
 Liabilities
------------------------------------------------------------------------------------------------------------------------------------
Total Equity  $  680,828  $  753,313  $ (59,822) $    4,776  $1,093,934  $1,271,089  $ (239,924) $  (63,588) $ (171,268) $  (65,886)
------------------------------------------------------------------------------------------------------------------------------------



               CONSOLIDATED ENTITIES
               --------------------------------------------------------------------------------------
                                    Aida, LLC            Group Management      Transworld Business
                                                           Technologies            Brokers - NY
               ======================================================================================
                                  2002        2001        2002        2001        2002        2001
               --------------------------------------------------------------------------------------
                   Cash         $ 143,407      (a)      $ 133,079      (a)     $3,500,667      (a)
               --------------------------------------------------------------------------------------
               Other Assets     $ 153,537      (a)      $ 133,230      (a)             --      (a)
               --------------------------------------------------------------------------------------
               Total Assets     $ 296,944      (a)      $ 266,309      (a)     $3,500,667      (a)
               --------------------------------------------------------------------------------------
                  Current       $  34,125      (a)      $  30,530      (a)             --      (a)
                Liabilities
               --------------------------------------------------------------------------------------
                   Total        $  47,367      (a)      $ 180,530      (a)     $  325,000      (a)
                Liabilities
               --------------------------------------------------------------------------------------
               Total Equity     $ 249,577      (a)      $  85,779      (a)     $3,175,667      (a)
               --------------------------------------------------------------------------------------

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - SUMMARY RESULTS OF QUALIFIED INVESTMENTS (UNAUDITED):


------------------------------------------------------------------------------------------------------------------------------------
                Harvest Strategies    Universal Processing    Universal Processing    Universal Processing          PPM Link
                                         Services - NY           Services - LA           Services - WI
====================================================================================================================================
                 2002        2001        2002       2001        2002        2001        2002        2001        2002        2001
------------------------------------------------------------------------------------------------------------------------------------
    Revenue     $  144,691    (a)     $  104,221     (a)     $   13,137      (a)     $   88,133      (a)     $   35,200      (a)
------------------------------------------------------------------------------------------------------------------------------------
 Intercompany
  Eliminated    $ (104,811)   (a)     $   (5,000)    (a)             --      (a)             --      (a)             --      (a)
    Revenue
------------------------------------------------------------------------------------------------------------------------------------
 Consolidated   $   39,880    (a)     $   99,221     (a)     $   13,137      (a)     $   88,133      (a)     $   35,200      (a)
    Revenue
------------------------------------------------------------------------------------------------------------------------------------
   Expenses     $  210,465    (a)     $  162,566     (a)     $  158,989      (a)     $  235,019      (a)     $  120,286      (a)
------------------------------------------------------------------------------------------------------------------------------------
 Intercompany
  Eliminated    $   (7,344)   (a)     $  (24,812)    (a)     $  (20,193)     (a)     $  (24,231)     (a)     $   (5,216)     (a)
   Expenses
------------------------------------------------------------------------------------------------------------------------------------
 Consolidated   $  203,121    (a)     $  137,754     (a)     $  138,796      (a)     $  210,788      (a)     $  115,070      (a)
   Expenses
------------------------------------------------------------------------------------------------------------------------------------
  Net Income    $ (163,241)   (a)     $  (38,533)    (a)     $ (125,659)     (a)     $ (122,655)     (a)     $  (79,870)     (a)
    (Loss)
------------------------------------------------------------------------------------------------------------------------------------



               --------------------------------------------------------------------------------------
                                     Aida, LLC           Group Management      Transworld Business
                                                           Technologies            Brokers - NY
               ======================================================================================
                                  2002        2001       2002        2001        2002        2001
               --------------------------------------------------------------------------------------
                  Revenue      $   62,725      (a)    $  110,288      (a)         (a)         (a)
               --------------------------------------------------------------------------------------
                Intercompany
                 Eliminated    $    5,034      (a)    $  (50,390)     (a)         (a)         (a)
                  Revenue
               --------------------------------------------------------------------------------------
                Consolidated   $   67,759      (a)    $   59,898      (a)         (a)         (a)
                  Revenue
               --------------------------------------------------------------------------------------
                  Expenses     $  158,645      (a)    $  145,025      (a)         (a)         (a)
               --------------------------------------------------------------------------------------
                Intercompany
                 Eliminated    $  (22,621)     (a)    $   (3,247)     (a)         (a)         (a)
                  Expenses
               --------------------------------------------------------------------------------------
                Consolidated   $  136,024      (a)    $  141,778      (a)         (a)         (a)
                  Expenses
               --------------------------------------------------------------------------------------
                 Net Income    $  (68,265)     (a)    $  (81,880)     (a)         (a)         (a)
                   (Loss)
               --------------------------------------------------------------------------------------

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SUMMARY RESULTS OF QUALIFIED INVESTMENTS (UNAUDITED):



               ENTITIES UNDER THE EQUITY METHOD
               ------------------------------------------------------------------------------------------
                                                                                       Transworld
                                                                                        Business
                                       Starphire            Nichedirectories          Brokers - FL
               ==========================================================================================
                                    2002        2001        2002        2001        2002        2001
               ------------------------------------------------------------------------------------------
                     Cash        $   5,012  $1,352,823   $ 510,532   $ 556,741   $ 187,131   $ 245,515
               ------------------------------------------------------------------------------------------
                 Other Assets    $ 457,630  $  460,508   $ 262,813   $ 273,328   $ 331,572   $ 334,854
               ------------------------------------------------------------------------------------------
                 Total Assets    $ 462,642  $1,813,331   $ 773,345   $ 830,069   $ 518,703   $ 580,369
               ------------------------------------------------------------------------------------------
                   Current       $  51,939  $   85,652   $ 436,866   $ 354,861   $  33,307   $  22,457
                 Liabilities
               ------------------------------------------------------------------------------------------
                    Total        $  51,939  $1,085,652   $ 436,866   $ 354,861   $ 273,306   $ 262,457
                 Liabilities
               ------------------------------------------------------------------------------------------
                 Total Equity    $ 410,703  $  727,679   $ 336,479   $ 475,208   $ 245,397   $ 317,912
               ------------------------------------------------------------------------------------------



               ------------------------------------------------------------------------------------------
                                                                                       Transworld
                                       Starphire            Nichedirectories            Business
                                                                                      Brokers - FL
               ==========================================================================================
                                    2002        2001        2002        2001        2002        2001
               ------------------------------------------------------------------------------------------
                Gross Revenues   $  30,636  $ 166,271    $ 197,544   $ 161,343   $ 320,768       (a)
               ------------------------------------------------------------------------------------------
                 Intercompany
                  Eliminated     $    (109) $       0    $       0   $       0   $       0       (a)
                   Revenue
               ------------------------------------------------------------------------------------------
                 Consolidated    $  30,527  $ 166,271    $ 197,544   $ 161,343   $ 320,768       (a)
                   Revenue
               ------------------------------------------------------------------------------------------
                   Expenses      $ 140,651  $ 287,000    $ 283,177   $ 281,369   $ 382,099       (a)
               ------------------------------------------------------------------------------------------
                 Intercompany
                  Eliminated     $ (22,464) $  (4,285)   $ (26,316)  $    (590)  $  (4,985)      (a)
                   Expenses
               ------------------------------------------------------------------------------------------
                 Consolidated    $ 118,187  $ 282,715    $ 256,861   $ 320,095   $ 377,114       (a)
                   Expenses
               ------------------------------------------------------------------------------------------
                  Net (Loss)     $ (87,660) $(116,444)   $ (59,317)  $(158,752)  $ (56,346)      (a)
               ------------------------------------------------------------------------------------------



(a) No activity under Newtek's ownership during this time period

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - ACQUISITION OF EXPONENTIAL BUSINESS DEVELOPMENT COMPANY, INC.:

         In January 2002, the Company acquired 100% of the outstanding common stock of Exponential Business Development Company, Inc. (Exponential), of Syracuse, NY. Exponential's primary business was to make non-controlling investments in high growth potential companies. The purchase price consisted of 500,000 shares of Company common stock issued to the sellers. Under the terms of the acquisition, an additional 500,000 shares will be issued over a seven year period if acquired assets result in gains of $2 million in excess of an initial $1 million recovery by the Company. The fair value of the 500,000 common shares issued, $920,000, was determined based on the quoted market price of the Company's common stock on the closing date, less a discount due to certain restrictions on the stock. Since Company management has determined that the issuance of the additional 500,000 shares is currently unlikely due to management's estimation that the payout provision will not be met, the Company has not included the additional shares in the determination of the purchase price. On a quarterly basis, management will assess the payout provision to determine if it is likely it will be met in the future, and if so, the Company will record the additional 500,000 shares as additional purchase price when issued. Exponential directors and officers will remain with that entity and will receive a total of 365,000 options pursuant to the Company's option plan to acquire Company common stock in exchange for future services.

         The results of Exponential's operations have been included in the consolidated financial statements since the acquisition date.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.


         Current assets (including cash of $106,642)        $ 138,013
         Other Assets                                          10,001
                                                            ---------
         Total assets acquired                                148,014
                                                            =========

         Current liabilities                                   52,350
                                                            ---------
         Total liabilities assumed                             52,350
                                                            =========

         Net assets acquired                                $  95,664
                                                            =========

         The difference between the fair value of the net assets acquired, $95,664, and the value of the Company common stock, $920,000, has been recorded as goodwill.


NOTE 7 - ACQUISITIONS OF CAPCO MINORITY INTERESTS:

         In March 2002, the Company issued 1,028,576 shares of its common stock to the minority members of certain Capcos in exchange for substantially all of such members' minority interests. These have been accounted for as purchase transactions. The fair value of the Company's common stock was determined based upon the quoted market price of the Company's common stock, less a discount due to certain restrictions on the stock. Such value exceeded the book value of the minority interest by approximately $549,000 for four of the Capcos, and the Company has recorded such amount as goodwill. For three other Capcos, the fair value of the Company's common stock was less than the book value of the minority interest by approximately $428,000, and the Company has recorded such amount as an extraordinary gain.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS:

         In 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets" (SFAS 142). SFAS 142 includes requirements to annually test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes goodwill.

         The Company did not record any transition intangible asset impairment loss upon adoption of SFAS 142.


NOTE 9 - SUBSEQUENT EVENT:

         The Company has raised $22.06 million of certified capital for another Capco fund, Wilshire Colorado Partners, LLC. Newtek has established a Regional Business Development Center in Denver in conjunction with a Colorado-based investment and merchant banking concern.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         Three Months Ended March 31, 2002 compared to Three Months Ended March 31, 2001

         Revenues decreased by approximately $650,000, to $6,072,000 for the three months ended March 31, 2002, from $6,722,000 for the three months ended March 31, 2001. Income from tax credits decreased by approximately $643,000 to $5,387,000 for the three months ended March 31, 2002, from $6,030,000 for the three months ended March 31, 2001, attributable to the tax credits recognized in 2002, due to the Company's meeting different investment thresholds mandated by the various state Capco statutes in 2002 versus 2001. Interest and dividend income decreased by approximately $397,000 to $241,000 for the three months ended March 31, 2002, from $638,000 for the three months ended March 31, 2001 This decrease was primarily due to additional investments made in consolidated entities. The additional investments reduced cash available to earn interest and dividends. Consulting fee income increased by approximately $38,000 due to the increase in consulting related activity. Other income increased by approximately $352,000 to $397,000 for the three months ended March 31, 2002, from $45,000 for the three months ended March 31, 2001. This increase is primarily due to the consolidated entities' activities.

         Interest expense decreased by approximately $682,000 to $2,654,000 for the three months ended March 31, 2002 from $3,336,000 for the three months ended March 31, 2001. The decrease was due primarily to the reduction of interest payable due to delivery of tax credits to certified investors. Payroll and consulting fees increased by $940,000 to $1,756,000 for the three months ended March 31, 2002 from $816,000 for the three months ended March 31, 2001. The increase was due to the consolidation of expenses with additional entities now consolidated into the Company.

         Professional fees increased by approximately $269,000 to $740,000 for the three months ended March 31, 2002 from $471,000 for the three months ended March 31, 2001. The increase was due primarily to additional legal fees incurred, which is attributable to the increased size and number of capcos, as well as due to the increase in numbers of consolidated entities.

         Other expenses increased by approximately $459,000 to $625,000 for the three months ended March 31, 2002 from $166,000 for the three months ended March 31, 2001. The increase was due primarily to expenses from additional entities now consolidated into the Company.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

         Net cash used in operating activities for the three months ended March 31, 2002 of approximately $1,929,000 resulted primarily from net income of $106,000, increased by the non-cash interest expense of approximately $2,455,000. It was also affected by the approximately $601,000 in non-cash equity in net losses of affiliates, approximately $1,206,000 of minority interest and the approximately $5,387,000 in non-cash income from tax credits, and the non-cash income tax benefit of $98,000. In addition, the Company had an increase in components of working capital of $913,000.

         Net cash provided by investing activities for the three months ended March 31, 2002 of approximately $5,391,000 resulted primarily from repayments on the debt instruments of $5,696,000, offset by approximately $4,558,000 in additional qualified investments made in the period. In addition, the Company consolidated approximately $3,962,000 of its investments.

         Net cash provided by financing activities for the three months ended March 31, 2002 was approximately $629,000, primarily attributable to approximately $1,300,000 from the private placement of common stock, offset by approximately $307,000 in payments on a mortgage payable, and $463,000 in payments on note payable - insurance during the three months ended March 31, 2002.

         The Company believes that its cash and cash equivalents, its anticipated cash flow from operations, its ability to access private and public debt and equity markets, and the availability of funds under its existing credit agreements will provide it with sufficient liquidity to meet its short and long-term capital needs.


FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10 QSB contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "seek," and "intend" and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

         The Company does not undertake, and specifically disclaims, any obligation to publicly release the results of revisions which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the of such statements.

                           PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) On January 9, 2002 the Company concluded the acquisition of Exponential Business Development Company, Inc. and its subsidiaries in a stock for stock exchange, pursuant to an Agreement and Plan of Merger, dated January 9, 2002 (attached as a Exhibit). In consideration, the Company issued 500,000 shares of its common stock. The sale was in reliance on Section 4(2) of the Securities Act of 1933, as amended. In connection with this sale, the Company agreed to file and maintain the effectiveness of a registration statement under the rules of the Securities and Exchange Commission to permit the resale of a portion of the shares. An additional 500,000 shares of common stock were also issued and are being held in escrow pending the realization of possible gain on the assets acquired as part of the transaction. In the event there is a realization of at least $2 million over seven years, the balance of the shares, 500,000, will be released; if the gain is less, the shares will be released on a proportionate basis.

         On January 15, 2002 and January 26, 2002, the Company entered into two consulting agreements with independent parties for the provision of certain consulting services to the Company. Pursuant to these contracts, the Company issued 14,456 and 3,600 shares, respectively, which were valued at $3.30 per share as of the date of issuance. Both transactions were made in reliance on
Section 4(2) of the Securities Act of 1933, as amended.

         On February 11, 2002 the Company completed the sale of 100,000 shares of its common stock at a price of $3.00, cash, per share. The offering was to an investor in reliance on Section 4(2) of the Securities Act of 1933, as amended. The purchaser had agreed to serve on the Company's Advisory Board to assist in business development efforts.

         On March 28, 2002 the Company completed the sale of 333,333 shares of common stock to a single investor at a price of $3.00, cash, per share. The offering was to a single investor in reliance on Section 4(2) of the Securities Act of 1933, as amended.

         The same investor, along with two affiliated companies, and four other investors, all of which are insurance companies, also agreed to exchange their respective holdings of warrants for the purchase of membership interests in certain of the Company's subsidiary certified capital companies. These interests were acquired in connection with the initial funding of these entities in the period of 1998 to 2001, and based on the valuation agreed to, were acquired by the Company in exchange for 1,028,576 shares of common stock at a price of $4.00. See, also, Note 7 to the Unaudited Condensed Consolidated Financial Statements. The offerings were in reliance on Section 4(2) of the Securities Act of 1933, as amended.


ITEM 5 - OTHER INFORMATION

         Attached hereto as an Exhibit is the Agreement entered into by the Company with Exponential Business Development Company, Inc., which is incorporated herein by reference.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 99.1 Agreement and Plan Merger between Newtek Capital, Inc. Exponential Business Development Company, Inc., and the Stockholders of Exponential Business Development Company, Inc. dated January 9, 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NEWTEK CAPITAL, INC.

Date: May 14, 2002      /s/ Barry Sloane
                        ----------------
                        Barry Sloane
                        Chairman of the Board, Chief Executive Officer, and
                        Secretary



Date: May 14, 2002      /s/ Brian A. Wasserman
                        ----------------------
                        Brian A. Wasserman
                        Treasurer, Chief Financial Officer, and Director



Date: May 14, 2002      /s/ Giuseppe Soccodato
                        ----------------------
                        Giuseppe Soccodato
                        Controller and Chief Accounting Officer