Form 10QSB
period 2002-06-30
NEWTEK CAPITAL INC
filed 2002-08-14
CIK 1094019

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10QSB

     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number: 001-16123
                                -----------------

                              NEWTEK CAPITAL, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

                NEW YORK                                  11-3504638
   -----------------------------------              ----------------------
     (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                     Identification No.)

   100 Quentin Roosevelt Boulevard, Garden City, NY                  11530
 ---------------------------------------------------               ----------
       (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (516) 390-2260
                                        -

Check whether the registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                  Yes      No
                                  [X]     [ ]

As of August 13, 2002, 24,698,542 shares of Common Stock were issued and outstanding.

                                    CONTENTS

                                                                                                            PAGE
                                                                                                            ----
PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2002
      and December 31, 2001                                                                                   2

     Condensed Consolidated Statements of Operations (Unaudited) for the Three and
      Six Month Periods Ended June 30, 2002 and 2001                                                          3

     Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Month
      Periods Ended June 30, 2002 and 2001                                                                    4

     Notes to Unaudited Condensed Consolidated Financial Statements                                           6

Item 2.  Management's Discussion and Analysis                                                                16

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders                                                   17

Item 5.  Other Information                                                                                   18

Item 6.  Exhibits and Reports on Form 8-K                                                                    18

Signatures                                                                                                   20

Exhibits                                                                                                     21

ITEM 1.  FINANCIAL STATEMENTS

                      NEWTEK CAPITAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                     June 30,             December 31,
                                                                                      2002                    2001
                                                                                ---------------         ---------------
ASSETS

Cash and cash equivalents                                                       $    43,402,592         $    31,171,966
Credits in lieu of cash                                                              26,411,972              21,810,776
Investments in qualified businesses                                                   5,857,705              14,450,228
Structured insurance product                                                          2,812,597               2,731,894
Prepaid insurance                                                                    13,128,123              10,820,841
Prepaid expenses and other assets                                                     1,192,055                 953,142
Furniture, fixtures and equipment, net                                                  355,504                 128,290
Goodwill                                                                              2,656,517                 963,736
Asset held for sale                                                                           -                 331,929
                                                                                ---------------         ---------------
    Total assets                                                                $    95,817,065         $    83,362,802
                                                                                ===============         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses                                         $     2,356,618         $     1,541,359
  Notes payable - certified investors                                                 3,851,285               3,858,389
  Notes payable - insurance                                                           9,970,699               9,404,032
  Note payable - bank                                                                         -                 575,000
  Mortgage payable                                                                            -                 306,929
  Interest payable                                                                   59,071,128              49,640,846
  Deferred tax liability                                                              1,293,673               1,563,018
                                                                                ---------------         ---------------
    Total liabilities                                                                76,543,403              66,889,573
                                                                                ---------------         ---------------

Minority interest                                                                     2,265,285               5,081,692
                                                                                ---------------         ---------------

Stockholders' equity:
  Common Stock (par value $0.02 per share:
   authorized 39,000,000 shares, issued and
   outstanding 24,559,681 and 22,212,517                                                491,193                 444,250
  Additional paid-in Capital                                                         19,452,253              13,442,899
  Accumulated deficit                                                                (2,935,069)             (2,495,612)
                                                                                ---------------         ---------------
    Total stockholders' equity                                                       17,008,377              11,391,537
                                                                                ---------------         ---------------
  Total liabilities and stockholders' equity                                    $    95,817,065         $    83,362,802
                                                                                ===============         ===============

        See accompanying notes to these unaudited condensed consolidated financial statements.

                      NEWTEK CAPITAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002, AND 2001

                                                         Three Months Ended                      Six Months Ended
                                                             June 30,                                June 30,
                                                   -------------------------------        -------------------------------
                                                       2002               2001                2002              2001
                                                   -------------     -------------        -------------     -------------
Revenue:
  Income from tax credits                          $   4,871,278     $   8,621,115        $  10,258,105     $  14,651,218
  Consulting fee income                                   52,617                 -               99,317             8,000
  Interest and dividend income                           219,739           574,875              460,449         1,213,085
  Other income                                           207,223            80,603              604,687           125,841
                                                   -------------     -------------        -------------     -------------
     Total revenue                                     5,350,857         9,276,593           11,422,558        15,998,144
                                                   -------------     -------------        -------------     -------------

Expenses:
  Interest                                             2,914,776         2,849,622            5,568,363         6,185,154
  Payroll and consulting fees                            789,320           564,685            2,545,732         1,380,319
  Professional fees                                      434,470           702,768            1,174,438         1,173,582
  Insurance                                              307,877           367,432              864,755           765,539
  Other                                                1,185,939           284,096            1,811,432           450,243
                                                   -------------     -------------        -------------     -------------
     Total expenses                                    5,632,382         4,768,603           11,964,720         9,954,837
                                                   -------------     -------------        -------------     -------------

  (Loss) income before other than temporary
   decline in value of investments, gain on sale
   of property, equity in net losses of
   affiliates, minority interest, extraordinary
   gain and provision for income taxes                  (281,525)        4,507,990             (542,162)        6,043,307

Other than temporary decline in value of
 investments (net of $28,705 recovery in 2002)          (369,692)         (225,000)            (987,605)         (225,000)
Gain on sale of property                                       -                 -               16,841                 -
Equity in net losses of affiliates                       (71,631)         (661,938)            (672,875)         (960,736)
                                                   -------------     -------------        -------------     -------------

(Loss) income before provision for income taxes,
 extraordinary gain and minority interest               (722,848)        3,621,052           (2,185,801)        4,857,571
Minority interest in (income)loss                       (156,888)         (948,207)           1,048,638          (929,647)
                                                   -------------     -------------        -------------     -------------

(Loss) income before provision for income
 taxes and extraordinary gain                           (879,736)        2,672,845           (1,137,163)        3,927,924
Benefit from (provision for) income taxes                334,300        (1,448,421)             432,122        (1,943,029)
                                                   -------------     -------------        -------------     -------------

(Loss) income before extraordinary gain on
 conversion  of minority interest into
 Newtek stock                                           (545,436)        1,224,424             (705,041)        1,984,895

Extraordinary gain on acquisition of minority
 interest, net of taxes of $162,778 for 2002                   -                 -              265,584                 -
                                                   -------------     -------------        -------------     -------------

Net (loss) income                                  $    (545,436)    $   1,224,424        $    (439,457)    $   1,984,895
                                                   =============     =============        =============     =============

Weighted average common shares outstanding:
  Basic                                               24,428,414        21,731,384           23,634,712        21,558,438
  Diluted                                             24,428,414        21,731,384           23,634,712        21,558,438
Income per share:
  Basic                                            $        (.02)    $         .06        $        (.02)    $         .09
  Diluted                                          $        (.02)    $         .06        $        (.02)    $         .09
(Loss) income per share before extraordinary items:
  Basic                                            $        (.02)    $         .06        $        (.03)    $         .09
  Diluted                                          $        (.02)    $         .06        $        (.03)    $         .09

        See accompanying notes to these unaudited condensed consolidated financial statements.

                      NEWTEK CAPITAL, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                                    June 30,                 June 30,
                                                                                     2002                     2001
                                                                                ---------------         ---------------
Cash flows from operating activities:
  Net (loss) income                                                             $      (439,457)        $     1,984,895
    Adjustments to reconcile net (loss) income
     to net cash used in operating activities:
       Other than temporary decline in value of investments                             987,605                 225,000
       Gain on sale of property                                                         (16,841)                      -
       Equity in net losses of affiliates                                               672,875                 960,736
       Extraordinary gain                                                              (265,584)                      -
       Income from tax credits                                                      (10,258,105)            (14,651,218)
       Deferred Income Taxes                                                           (432,122)              1,787,307
       Depreciation and other amortization                                               57,669                   4,026
       Accretion of interest income                                                     (87,807)                (70,221)
       Accretion of interest expense                                                  5,179,474               5,671,484
       Non-cash compensation - options vested                                           380,000                  23,576
       Issuance of stock options to non-employees                                             -                  58,800
       Issuance of stock for services performed                                          80,789                       -
       Minority interest included in loss                                            (1,048,638)                929,647
       Changes in assets and liabilities:
         Prepaid insurance                                                             (307,282)                670,252
         Prepaid expenses and other assets                                             (135,647)                (25,723)
         Accounts payable and accrued expenses                                          562,405              (1,097,191)
                                                                                ---------------         ---------------

            Net cash used in operating activities                                    (5,070,666)             (3,528,630)
                                                                                ---------------         ---------------

Cash flows from investing activities:
  Proceeds from sale of asset held for sale                                             348,770                       -
  Investments in qualified businesses                                                (7,912,762)            (14,721,833)
  Return of principal - qualified investments                                        10,869,121               6,899,963
  Consolidation of majority owned investments                                         3,984,764               5,703,333
  Other investments                                                                           -                 (42,000)
  Purchase of furniture, fixtures and equipment                                        (150,627)                      -
                                                                                ---------------         ---------------
            Net cash provided by (used in) investing activities                       7,139,266              (2,160,537)
                                                                                ---------------         ---------------

        See accompanying notes to these unaudited condensed consolidated financial statements.

                      NEWTEK CAPITAL, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                                   June 30,                June 30,
                                                                                     2002                    2001
                                                                                ---------------         ---------------
Cash flows from financing activities:
    Proceeds from issuance of note payable insurance                                          -               5,200,000
    Proceeds from issuance of long-term debt                                         22,719,496                       -
    Payments for defeasance of long-term debt                                       (11,640,982)                      -
    Payments of line-of-credit                                                         (575,000)                      -
    Payments of note payable insurance                                               (1,433,333)             (1,333,334)
    Payments on mortgage payable                                                       (306,929)                (25,046)
    Net proceeds from issuance of common stock                                        1,299,999                 726,391
    Distributions to CAPCO members                                                       (7,867)               (402,060)
    Cash received from Exponential acquisition                                          106,642                       -
                                                                                ---------------         ---------------
       Net cash provided by financing activities                                     10,162,026               4,165,951
                                                                                ---------------         ---------------

  Net increase (decrease) in cash  and cash equivalents                              12,230,626              (1,523,216)

  Cash and cash equivalents - beginning of period                                    31,171,966              34,697,081
                                                                                ---------------         ---------------

  Cash and cash equivalents - end of period                                     $    43,402,592         $    33,173,865
                                                                                ===============         ===============

  Supplemental disclosure of non-cash financing activities:

  Reduction of credits in lieu of cash and interest payable
   balances due to delivery of tax credits to certified investors:              $     5,656,909         $     3,908,599
                                                                                ===============         ===============

  Consolidation of investments previously accounted
   for under the equity method                                                  $       537,083         $             -
                                                                                ===============         ===============

  Acquisition of Exponential (net liabilities assumed)                          $        10,978         $             -
                                                                                ===============         ===============

  Issuance of common stock in connection with
   acquisition of Exponential                                                   $       920,000         $             -
                                                                                ===============         ===============

  Issuance of warrants in partial payment for insurance                         $       572,298         $             -
                                                                                ===============         ===============

  Issuance of common stock in connection with
   acquisition of minority interest in Wilshire Investors                       $             -         $       978,303
                                                                                ===============         ===============

  Acquisition of five Capcos minority interests
   Newtek Capital common stock issued                                           $     1,325,385         $             -
   Less, minority interests acquired                                                    452,212                       -
                                                                                ---------------         ---------------
       Goodwill recognized                                                      $       873,173                       -
                                                                                ===============         ===============

  Acquisition of three Capcos minority interests
   Minority interests acquired                                                  $     1,369,156         $             -
   Less, Newtek Capital common stock issued                                             940,794                       -
                                                                                ---------------         ---------------
       Extraordinary gain recognized                                            $       428,362         $             -
                                                                                ===============         ===============


        See accompanying notes to these unaudited condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES:

          Basis of presentation and description of business

          The unaudited condensed consolidated financial statements of Newtek Capital, Inc. and Subsidiaries (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The unaudited condensed consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at June 30, 2002, the results of its operations for the three month periods ended June 30, 2002 and 2001, and the results of its operations and cash flows for the six month periods ended June 30, 2002 and June 30, 2001. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 2001. The results of operations for the three months ended June 30, 2002 and the six months ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2002.

          The following is a summary of each of the Company's certified capital companies ("Capco"), state of certification and date of certification:

          Capco                                        State of Certification            Date of Certification
          -----------------------------------          ----------------------            ---------------------
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

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3  - INVESTMENTS IN QUALIFIED BUSINESSES:

          The following table is a summary of Qualified Business investments as of June 30, 2002, shown separately between their debt and equity components, $4,545,931 and $1,311,774, respectively, for a total non-consolidated investment in Qualified Businesses of $5,857,705.

          In accordance with the provisions of "Financial Accounting Standards Board No. 115", the Company's debt investments are considered held to maturity and recorded at cost. The Company periodically assesses these investments for impairment.

                                DEBT INVESTMENTS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Cumulative
                                                                                       other than
                                                                                        temporary
                                                                                       decline in     Cumulative
                                                                                        the value     return of
                                                                                         of its       Principal
                                                             Stated        Original    investments      since          Principal
                                    Date of    Maturity     Interest      Principal       since        original         amount
                           Type   Investments    Dates        Rates         Amount      original      investment    outstanding at
                                                                                       investment        date        June 30, 2002
                                                                                          date
====================================================================================================================================
 Total Debt Investments    Debt  11/99 - 6/02   Various      Various    $ 28,080,826  $  (1,706,620) $ (21,828,275) $      4,545,931
  at June 30, 2002                                                      ============  =============  =============  ================
------------------------------------------------------------------------------------------------------------------------------------

                               EQUITY INVESTMENTS

--------------------------------------------------------------------------------------------------------------------
                                                                                                    Cumulative other
                                                                                                     than temporary
                      Date of        Type of       Common Stock     Percentage        Original       decline in the
                    Investments    Investments      Equivalents         of           Investment       value of its
                                                                    Ownership          Amount      investments since
                                                                                                        original
                                                                                                    investment date
--------------------------------------------------------------------------------------------------------------------
 Total Equity
  Investments at    11/98-          Various         Various          Various      $   4,169,000  $          (733,592)
  June 30, 2002      3/02                                                         =============  ===================
--------------------------------------------------------------------------------------------------------------------

Total Debt and Equity Investments as of June 30, 2002                             $  32,249,826
                                                                                  =============

----------------------------------------------------------
                  Equity in Income
                  (Losses) and/or
                  Return of Capital      Equity method
                   since original      investment balance
                   investment date             at
                                         June 30, 2002
----------------------------------------------------------
Total Equity
 Investments at  $       (2,123,634)    $        1,311,774
 June 30, 2002   ==================     ==================
----------------------------------------------------------

Total Debt and Equity Investments as
 of June 30, 2002                      $        5,857,705
                                       ==================

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In addition, the Company consolidates nine of its investments. The Company's total investments made in these consolidated entities was $23,063,950, as of June 30, 2002.

          The Company has not guaranteed any obligations of these investees, and the Company is not otherwise committed to provide further financial support for the investees. However, from time-to-time the Company may provide such additional financial support which, as of June 30, 2002, was not significant. Periodically, the Company evaluates each of its individual investments for potential impairment in value. Should the Company determine that an impairment exists and it is deemed to be other than temporary, the Company will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the statement of operations. During the six month period ended June 30, 2002, the Company determined that there was $733,592 of other than temporary decline in the value of its investments for Starphire Technologies, LLC, $44,000 of other than temporary decline in the value of its investments for Gino's Seafood, and a $76,718 other than temporary decline in the value of its investments for Embosser's Sales and Service. In addition, the Company determined an impairment existed for certain non-capco investments (included in prepaid expenses and other assets on the balance sheet), and recorded a charge of $162,000. In 2002, the Company also recovered $28,705 of cash on two of its investments written down in 2000. These items aggregate $987,605 which is shown on the statement of operations as other than temporary decline in value of investments.

NOTE 4 - EARNINGS PER SHARE:

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. The effect of common stock equivalents were anti-dilutive for the three and six months ended June 30, 2002 and the three and six months ended June 30, 2001 and, therefore, have been excluded from the calculation of diluted earnings per share for that period.

          The calculations of Net Income (Loss) Per Share were:

                                                    THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                          JUNE 30,                              JUNE 30,
                                                  2002               2001              2002                 2001
                                           -----------------   ---------------     --------------     ---------------
Basic
  Net income (loss)                        $        (545,436)  $     1,224,424     $     (439,457)    $     1,984,895
  Weighted average shares basic                   24,428,414        21,731,384         23,634,712          21,558,438
  Dilutive effect of stock options                         -                 -                  -                   -
  Weighted average shares - diluted               24,428,414        21,731,384         23,634,712          21,558,438
  Basic and diluted                        $            (.02)  $           .06     $         (.02)    $           .09

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SUMMARY RESULTS OF QUALIFIED INVESTMENTS:

         Principles of Accounting for Ownership Interests in Qualified
         Investments

         The various interests that the Company acquires in its qualified investments are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company's voting interest in a Partner Company.

         Investments in which the Company directly or indirectly owns more than 50% of the outstanding voting securities or those the Company has effective control over are generally accounted for under the consolidation method of accounting. Under this method, an investment's financial position and results of operations are reflected within the Company's Balance Sheet and Consolidated Statements of Operations. All significant inter-company accounts and transactions have been eliminated. The results of operations and cash flows of a consolidated Partner Company are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the Partner Company. Upon dilution of control below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

         Equity Method. Investees that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the Company's Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Company, including voting rights associated with the Company's holdings in common, preferred and other convertible instruments in the investee. Under the equity method of accounting, an investee's accounts are not reflected within the Company's Balance Sheet and Consolidated Statements of Operations; however, the Company's share of the earnings or losses of the investee is reflected in the caption "Equity income (loss)" in the Consolidated Statements of Operations.

         Cost Method. Investees not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of such companies is not included in the Balance Sheet and Consolidated Statements of Operations. However, cost method impairment charges are recognized, as necessary, in the Consolidated Statement of Operations. If circumstances suggest that the value of the investee has subsequently recovered, such recovery is not recorded until realized.

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

         The following table is an unaudited summary of the investments which the Company accounts for under either the equity method or by consolidation. These financial statements also reflect the degree to which the Company's partner companies interact with each other to provide and market needed goods or, particularly, services to each other. Such activity has been quantified within the accompanying summary within the caption "intercompany items included in above".

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              CONSOLIDATED ENTITIES

--------------------------------------------------------------------------------------------------------------------------
                    NEWTEK STRATEGIES            NEWTEK MERCHANT           NEWTEK MERCHANT             NEWTEK MERCHANT
                                                 SOLUTIONS - NY            SOLUTIONS - LA              SOLUTIONS - WI
==========================================================================================================================
                  June 30,     December      June 30,      December     June 30,    December       June 30,     December
                   2002        31, 2001       2002         31, 2001      2002       31, 2001         2002       31, 2001
--------------------------------------------------------------------------------------------------------------------------
    Cash       $  1,450,988   $ 1,605,753   $   22,347   $ 2,969,774   $ 921,792   $ 1,259,089   $ 1,077,839   $ 1,798,864
--------------------------------------------------------------------------------------------------------------------------
Other Assets   $    177,359   $   117,588   $  432,012   $   486,632   $  39,118   $    19,251   $   143,250   $    46,722
--------------------------------------------------------------------------------------------------------------------------
Total Assets   $  1,628,347   $ 1,723,341   $  454,359   $ 3,456,406   $ 960,910   $ 1,278,340   $ 1,221,089   $ 1,845,586
--------------------------------------------------------------------------------------------------------------------------
   Current     $    999,936   $    53,026   $   62,440   $    51,630   $  52,714   $     7,251   $    48,571   $    19,174
 Liabilities
--------------------------------------------------------------------------------------------------------------------------
    Total      $    999,936   $   970,028   $  537,440   $ 3,451,630   $  52,714   $     7,251   $ 1,728,571   $ 1,909,074
 Liabilities
--------------------------------------------------------------------------------------------------------------------------
Total Equity   $    628,411   $   753,313   $  (83,081)  $     4,776   $ 908,196   $ 1,271,089   $  (507,482)  $   (63,588)
 (Deficit)
--------------------------------------------------------------------------------------------------------------------------

---------------------------------------
                   PPM LINK

=======================================

                June 30,    December
                  2002      31, 2001
---------------------------------------
    Cash       $ 1,361,581  $ 1,700,109
---------------------------------------
Other Assets   $   278,405  $   130,558
---------------------------------------
Total Assets   $ 1,639,986  $ 1,830,667
---------------------------------------
   Current     $    45,672  $    46,553
 Liabilities
---------------------------------------
    Total      $ 1,895,672  $ 1,896,553
 Liabilities
---------------------------------------
Total Equity   $  (255,686) $   (65,886)
 (Deficit)
---------------------------------------

                              CONSOLIDATED ENTITIES

-----------------------------------------------------------------------------------------------------------------
                                             Newtek Financial
                                          Information Services,    Transworld Business
                 Netwek IT Services, LLC          LLC                  Brokers - NY        Newtek Client Services
=================================================================================================================
                  June 30,    December    June 30,    December    June 30,    December    June 30,    December
                    2002      31, 2001     2002       31, 2001     2002       31, 2001      2002      31, 2001
-----------------------------------------------------------------------------------------------------------------
       Cash       $   43,556     (a)      $  117,296     (a)      $  3,369,055     (a)     $ 3,150,000    (a)
-----------------------------------------------------------------------------------------------------------------
   Other Assets   $  197,809     (a)      $  121,299     (a)      $     45,447     (a)              --    (a)
-----------------------------------------------------------------------------------------------------------------
   Total Assets   $  241,365     (a)      $  238,595     (a)      $  3,414,502     (a)     $ 3,150,000    (a)
-----------------------------------------------------------------------------------------------------------------
     Current      $   74,310     (a)      $   19,019     (a)      $     57,116     (a)              --    (a)
   Liabilities
-----------------------------------------------------------------------------------------------------------------
      Total       $   86,244     (a)      $  169,020     (a)      $    358,867     (a)              --    (a)
   Liabilities
-----------------------------------------------------------------------------------------------------------------
   Total Equity   $  155,121     (a)      $   69,575     (a)      $  3,055,635     (a)     $ 3,150,000    (a)
-----------------------------------------------------------------------------------------------------------------

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         NOTE 5 - SUMMARY RESULTS OF QUALIFIED INVESTMENTS (UNAUDITED):

                              CONSOLIDATED ENTITIES

------------------------------------------------------------------------------------------------------------------------------------
                                          Newtek Merchant        Newtek Merchant          Newtek Merchant           PPM Link
                  Newtek Strategies       Solutions - NY         Solutions - LA          Solutions - WI
====================================================================================================================================
                 June 30,   June 30,     June 30,    June 30,    June 30,   June 30,    June 30,     June 30,   June 30,    June 30,
                  2002       2001          2002        2001        2002       2001        2002         2001        2002       2001
------------------------------------------------------------------------------------------------------------------------------------
   Revenue     $  323,864        --    $ 163,108    $ 37,506   $  22,082      (a)     $  50,652          --   $ 128,837   $   3,000
------------------------------------------------------------------------------------------------------------------------------------
Cost of Sales
   & SG&A      $  423,219  $ 30,748    $ 292,343    $ 47,179   $ 279,920      (a)     $ 433,654     $ 1,346   $ 265,713   $  43,838
------------------------------------------------------------------------------------------------------------------------------------
Depreciation
     and       $    1,352        --    $  21,650    $  1,608   $   1,135      (a)     $   3,875          --   $     159   $   1,368
Amortization
------------------------------------------------------------------------------------------------------------------------------------
  Interest
  Expense      $   23,750        --    $  12,008    $ 52,123   $  51,550      (a)     $  45,063          --   $  53,187   $  27,179
------------------------------------------------------------------------------------------------------------------------------------
  Net Loss     $ (124,457) $(30,748)   $(162,893)   $(63,404)  $(310,523)     (a)     $(431,940)    $(1,346)  $(190,222)  $ (69,385)
------------------------------------------------------------------------------------------------------------------------------------

                     INTERCOMPANY ITEMS INCLUDED IN ABOVE
------------------------------------------------------------------------------------------------------------------------------------
   Revenue     $  201,948        --    $   2,500    $    795          --      (a)            --          --          --           --
------------------------------------------------------------------------------------------------------------------------------------
Cost of Sales
   & SG&A      $   28,126        --    $  54,093    $  3,955   $  38,946      (a)     $  42,137          --   $  15,195   $    1,123
------------------------------------------------------------------------------------------------------------------------------------
  Interest
   Expense     $   23,750        --    $  12,008    $ 52,123   $  51,550      (a)     $  45,063          --   $  53,187   $   27,179
------------------------------------------------------------------------------------------------------------------------------------

                              CONSOLIDATED ENTITIES
----------------------------------------------------------------------------------------
                                           NEWTEK FINANCIAL
                  NEWTEK IT SERVICES,        INFORMATION           TRANSWORLD BUSINESS
                          LLC                SERVICES, LLC            BROKERS - NY
========================================================================================
                  June 30,   June 30,    June 30,     June 30,      June 30,    June 30,
                    2002       2001        2002        2001          2002        2001
----------------------------------------------------------------------------------------
    Revenue     $  226,336  $ 131,151   $ 245,532    $158,918                    (a)
----------------------------------------------------------------------------------------
 Cost of Sales
    & SG&A      $ 408,064   $ 290,692   $ 272,068    $219,937    $ 71,242        (a)
----------------------------------------------------------------------------------------
Depreciation &
 Amortization   $   7,820   $   3,720   $   9,278    $  4,137    $  2,081        (a)
----------------------------------------------------------------------------------------
   Interest
    Expense     $  53,050   $  50,312   $  15,951    $ 24,774    $ 26,094        (a)
----------------------------------------------------------------------------------------
   Net Loss     $(242,598)  $(213,573)  $ (51,765)   $(89,930)   $(99,417)       (a)

----------------------------------------------------------------------------------------

                       INTERCOMPANY ITEMS INCLUDED IN ABOVE
----------------------------------------------------------------------------------------
    Revenue        $ 7,757    $ 9,794    $136,810     $20,868          --        (a)
----------------------------------------------------------------------------------------
 Cost of Sales
    & SG&A         $59,811    $ 2,985    $ 14,251     $   795     $11,000        (a)
----------------------------------------------------------------------------------------
   Interest
    Expense        $53,050    $50,312    $ 15,951     $24,774     $26,094        (a)
----------------------------------------------------------------------------------------

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SUMMARY RESULTS OF QUALIFIED INVESTMENTS (UNAUDITED):

                        ENTITIES UNDER THE EQUITY METHOD

         -----------------------------------------------------------------------------------------
                                                                              TRANSWORLD
                               STARPHIRE             NICHEDIRECTORIES          BUSINESS
                                                                             BROKERS - FL
         =========================================================================================
                         June 30,   December 31,   June 30,  December 31,  June 30,   December 31,
                           2002        2001         2002         2001       2002         2001
         -----------------------------------------------------------------------------------------
             Cash      $  135,195  $1,352,823    $  466,008  $  556,741  $  187,131  $  245,515
         -----------------------------------------------------------------------------------------
         Other Assets  $  407,301  $  460,508    $  141,934  $  273,328  $  331,572  $  334,854
         -----------------------------------------------------------------------------------------
         TOTAL ASSETS  $  542,496  $1,813,331    $  607,942  $  830,069  $  518,703  $  580,369
         -----------------------------------------------------------------------------------------
           Current
         Liabilities   $   92,234  $   85,652    $  371,166  $  354,861  $   33,307  $   22,457
         -----------------------------------------------------------------------------------------
            Total
         Liabilities   $   92,234  $1,085,652    $  371,166  $  354,861  $  273,306  $  262,457
         -----------------------------------------------------------------------------------------
         Total Equity  $  450,262  $  727,679    $  236,776  $  475,208  $  245,397  $  317,912
         -----------------------------------------------------------------------------------------

                        ENTITIES UNDER THE EQUITY METHOD

         -----------------------------------------------------------------------------------------
                                                                              TRANSWORLD
                               STARPHIRE             NICHEDIRECTORIES          BUSINESS
                                                                             BROKERS - FL
         =========================================================================================
                          June 30,     June 30,     June 30,    June 30,    June 30,     June 30,
                            2002        2001         2002         2001       2002         2001
         -----------------------------------------------------------------------------------------
              Revenues    $  59,247   $ 216,302   $ 372,737   $ 315,276   $ 935,073        (a)
         -----------------------------------------------------------------------------------------
         Cost of Sales &
               SG&A       $ 306,615   $ 609,826   $ 533,581   $ 593,137   $ 981,006     $ 2,150
         -----------------------------------------------------------------------------------------
          Depreciation &
           Amortization   $  14,125   $  20,088   $   8,917   $  10,092   $   1,222          --
         -----------------------------------------------------------------------------------------
         Interest Expense $  13,364          --          --          --   $   6,000          --
         -----------------------------------------------------------------------------------------
             Net Loss     $(274,857)  $(413,612)  $(169,761)  $(287,953)  $ (53,155)    $(2,150)
         -----------------------------------------------------------------------------------------

                               INTERCOMPANY ITEMS INCLUDED IN ABOVE
         -----------------------------------------------------------------------------------------
             Revenue       $(1,915)     $7,500          --          --          --          --
         -----------------------------------------------------------------------------------------
         Cost of Sales &
               SG&A        $27,580      $6,275     $44,697          --     $11,265          --
         -----------------------------------------------------------------------------------------
         Interest Expense  $13,364          --          --          --     $ 6,000          --
         -----------------------------------------------------------------------------------------

/(a)/  No activity under Newtek's ownership during this time period

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

     The results of Exponential's operations have been included in the consolidated financial statements since the acquisition date.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

         Current assets (including cash of $106,642)       $      138,013
         Other Assets                                              10,001
                                                           --------------
         Total assets acquired                                    148,014
                                                           ==============

         Current liabilities                                       52,350
                                                           --------------
         Total liabilities assumed                                 52,350
                                                           ==============

         Net assets acquired                               $       95,664
                                                           ==============

     The difference between the fair value of the net assets acquired, $95,664, and the value of the Company common stock, $920,000, has been recorded as goodwill.

NOTE 7 - ACQUISITIONS OF CAPCO MINORITY INTERESTS:

     In March and May 2002, the Company issued 1,028,576 and 149,910 shares, respectively, of its common stock to the minority members of certain Capcos in exchange for substantially all of such members' minority interests. These have been accounted for as purchase transactions. The fair value of the Company's common stock was determined based upon the quoted market price of the Company's common stock, less a discount due to certain restrictions on the stock. Such value exceeded the book value of the minority interest by approximately $873,000 for five of the Capcos, and the Company has recorded such amount as goodwill. For three other Capcos, the fair value of the Company's common stock was less than the book value of the minority interest by approximately $428,000, and the Company has recorded such amount as an extraordinary gain.

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

     In August 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 is effective for the Company's fiscal year beginning January 1, 2003, and requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company is in the process of evaluating what impact, if any, this standard will have on the Company's Consolidated Financial Statements.

     On October 3, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144, however, retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 ("Opinion 30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of. SFAS No. 144, however, retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted SFAS No. 144 on January 1, 2002 and did not record any impairment charges upon adoption.

     On May 1, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 is effective for the Company's fiscal year beginning January 1, 2003. The Company is in the process of evaluating what impact, if any, this standard will have on the Company's Consolidated Financial Statements.

     In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 is effective for the Company's fiscal year beginning January 1, 2003. The Company is in the process of evaluating what impact, if any, this standard will have on the Company's Consolidated Financial Statements.

NOTE 9 - NEW CAPCO:

     In April 2002, the Company raised approximately $22 million of certified capital for the Company's ninth CAPCO fund, Wilshire Colorado Partners, LLC. The new CAPCO will target early stage, high growth businesses providing products and services to the small business market within the State of Colorado.

NOTE 10- SUBSEQUENT EVENT:

     On August 12, 2002, the Company signed a definitive agreement to acquire Commercial Capital Corporation. See Item 5, below, and Exhibit 99.1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

        Three Months Ended June 30, 2002 compared to Three Months Ended June 30, 2001

     Revenues decreased by approximately $3,926,000 to $5,351,000 for the three months ended June 30, 2002, from $9,277,000 for the three months ended
June 30, 2001. Income from tax credits decreased by approximately $3,750,000 to $4,871,000 for the three months ended June 30, 2002, from $8,621,000 for the three months ended June 30, 2001 due to the Company's meeting different and, in certain cases, less investment thresholds mandated by the various state Capco statutes in 2002 versus 2001. Interest and dividend income decreased by approximately $355,000 to $220,000 for the three months ended June 30, 2002, from $575,000 for the three months ended June 30, 2001 This decrease was primarily due to additional investments made in consolidated entities. The additional investments reduced cash available to earn interest and dividends. Consulting fee income increased by approximately $53,000 due to the increase in consulting related activity. Other income increased by approximately $126,000 to $207,000 for the three months ended June 30, 2002, from $81,000 for the three months ended June, 2001. This decrease was due to the consolidation of revenues with additional entities now consolidated into the Company.

     Interest expense increased by approximately $65,000 to $2,915,000 for the three months ended June 30, 2002 from $2,850,000 for the three months ended June 30, 2001. The increase was due primarily to the new Capco funded in April 2002. Payroll and consulting fees increased by $224,000 to $789,000 for the three months ended June 30, 2002 from $565,000 for the three months ended June 30, 2001. The increase was due to the consolidation of expenses with additional entities now consolidated into the Company.

     Professional fees decreased by approximately $269,000 to $434,000 for the three months ended June 30, 2002 from $703,000 for the three months ended
June 30, 2001. The decrease was due primarily to the decreased legal expenses incurred by the Company.

     Other expenses increased by approximately $902,000 to $1,186,000 for the three months ended June 30, 2002 from $284,000 for the three months ended June 30, 2001. The increase was due primarily to expenses from additional entities now consolidated into the Company.

     Six Months Ended June 30, 2002 compared to Six Months Ended June 30, 2001

     Revenues decreased by approximately $4,575,000 to $11,423,000 for the six months ended June 30, 2002, from $15,998,000 for the six months ended
June 30, 2001. Income from tax credits decreased by approximately $4,393,000 to $10,258,000 for the six months ended June 30, 2002, from $14,651,000 for the six months ended June 30, 2001, due to the Company's meeting different and, in certain cases, less investment thresholds mandated by the various state Capco statutes in 2002 versus 2001. Interest and dividend income decreased by approximately $753,000 to $460,000 for the six months ended June 30, 2002, from $1,213,000 for the six months ended June 30, 2001 This decrease was primarily due to additional investments made in consolidated entities. The additional investments reduced cash available to earn interest and dividends. Consulting fee income increased by approximately $91,000 to $99,000 for the six months ended June 30, 2002 from $8,000 for the six months ended June 30, 2001 due to the increase in consulting related activity. Other income increased by approximately $479,000 to $605,000 for the six months ended June 30, 2002, from $126,000 for the six months ended June, 2001. This increase was due to the consolidation of revenues with additional entities now consolidated into the Company.

     Interest expense decreased by approximately $617,000 to $5,568,000 for the six months ended June 30, 2002 from $6,185,000 for the six months ended
June 30, 2001. The decrease was due primarily to the reduction of interest payable due to delivery of tax credits to certified investors. Payroll and consulting fees increased by $1,166,000 to $2,546,000 for the six months ended June 30, 2002 from $1,380,000 for the six months ended June 30, 2001. The increase was due to the consolidation of expenses with additional entities now consolidated into the Company.

     Other expenses increased by approximately $1,361,000 to $1,811,000 for the six months ended June 30, 2002 from $450,000 for the six months ended
June 30, 2001. The increase was due primarily to expenses from additional entities now consolidated into the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily through the issuance of notes to Certified Investors through the Capco program. To date, the Company has received approximately $159,000,000 in proceeds from the issuance of long-term debt through the Capco programs. The Company's principal capital requirements have been to fund the defeasance of the principal amount of notes issued to the Certified Investors, the acquisition of Capco insurance policies, the acquisition of partner companies interests, funding of other investments, and working capital needs resulting from increased operating and business development activities of its partner companies.

     Net cash used in operating activities for the six months ended June 30, 2002 of approximately $5,071,000 resulted primarily from net loss of $439,000, decreased by the non-cash interest expense of approximately $5,179,000. It was also affected by the approximately $673,000 in non-cash equity in net losses of affiliates, approximately $1,049,000 of minority interest and the approximately $10,258,000 in non-cash income from tax credits, and the non-cash income tax benefit of $432,000.

     Net cash provided by investing activities for the six months ended June 30, 2002 of approximately $7,139,000 resulted primarily from return of principal of qualified investments of

$10,869,000, offset by approximately $7,913,000 in additional qualified investments made during the period. In addition, the Company consolidated approximately $3,985,000 of its investments.

     Net cash provided by financing activities for the six months ended
June 30, 2002 was approximately $10,162,000, primarily attributable to approximately $22,719,000 of proceeds from the issuance of long-term debt and $1,300,000 from the private placement of common stock, offset by approximately $11,641,000 of payments for defeasance of long-term debt, $575,000 for payment of line of credit, $1,433,000 for payments of note payable - insurance, and $307,000 in payments on a mortgage payable, during the six months ended
June 30, 2002.

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


                           PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  On June 5, 2002 the Company held its annual meeting of shareholders.

     (b)  All six of the incumbent directors were reelected for one year terms:

          John Cox
          Jeffrey G. Rubin
          Jeffrey M. Schottenstein
          Steven A. Shenfeld
          Barry Sloane

          Brian A. Wasserman

     (c) With respect to the election of directors, at which a total of 21,268,941, or 86.60 percent, were present in person or by proxy, with the vote for each of the nominees the same:

               For:             21,266,791 votes, or 86.00 percent
               Withheld         2,150 votes, or 0.01 percent

          In addition, an amendment to the Registrant's 2000 Stock Incentive and Deferred Compensation Plan was voted upon by the shareholders and was approved by the following vote:

               For;             14,129,068 votes, or 57.00 percent
               Withheld:        84,798 votes, or 0.4 percent
               Abstain          6,100 votes, or 0.02 percent
               Unvoted          7,048,975, or 33.12 percent

ITEM 5 - OTHER INFORMATION

     On August 12, 2002, the Registrant issued a press release to announce the signing of a definitive agreement to acquire Commercial Capital Corporation ("CCC") and its parent, Comcap Holding Corp. Headquartered in New York City, CCC began operations in 1994 and in 1999 was ranked as the fifteenth largest SBA lender in the U.S. and the second largest in the New York metropolitan area by dollar volume. John Cox is expected to step down from his position as a member of the Company's Board of Directors to join Michael Dowd, both long-time SBA employees, in managing the small business lender. Charles Freeman will remain as the President of CCC.

     Prior to this agreement, the Company had been exploring investment in other small business lenders with marketing strategies similar to its own. The acquisition of CCC and its addition to the business being organized by the Company will be an important step in this strategy. The transaction is subject to the approval by the SBA and the stockholders of Comcap Holdings. The Company has offered to exchange 463,450 of its shares for those of Comcap in an entirely stock-for-stock exchange.

     The Company is currently in discussions with CCC's warehouse lenders and other potential financial partners to provide additional capital and assist in the implementation of the direct loan origination strategy. CCC has a portfolio of loans under management of approximately $247 million, in which it owns approximately $67 million. In 2000 and 2001, CCC originated approximately $45 and $29 million in SBA guaranteed loans, respectively. If all required approvals are timely received, the Company expects to close the investment in the small business lender by late September or early October. A copy of the Press Release is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q and incorporated by reference in this Item 5.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 99.1 Press Release: August 12, 2002: Newtek Capital Signs Definitive Agreement to Acquire 50 State SBA 7(A) Lender; Newtek Small Business Finance to be Launched Soon

     Exhibit 99.2 Pursuant to the provisions of section 906 of The Sarbanes-Oxley Act of 2002, the Chief Executive and Chief Financial Officers of Registrant have provided to the Securities and Exchange

Commission their certifications, attached hereto as an exhibit, conforming to the requirements of said section 906; to wit, that the within report on behalf of the Registrant on Form 10-QSB, for the period ended June 30, 2002, fully complies with the requirements of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NEWTEK CAPITAL, INC.


Date:  August 14, 2002    /s/ Barry Sloane
       ---------------    ----------------
                          Barry Sloane
                          Chairman of the Board, Chief Executive Officer,
                          and Secretary


Date:  August 14, 2002    /s/ Brian A. Wasserman
       ---------------    ----------------------
                          Brian A. Wasserman
                          Treasurer, Chief Financial Officer, and Director


Date:  August 14, 2002    /s/ Giuseppe Soccodato
       ---------------    ----------------------
                          Giuseppe Soccodato
                          Controller and Chief Accounting Officer