Form 10QSB
period 2002-09-30
NEWTEK CAPITAL INC
filed 2002-11-15
CIK 1094019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002
OR
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to__________

Commission File Number: 001-16123

NEWTEK CAPITAL, INC.
(Exact name of small business issuer as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-3504638 (IRS Employer Identification Number)

100 Quentin Roosevelt Boulevard Garden City, NY (Address of principal executive offices)	11530 (Zip code)

(516) 390-2260
(Issuer's telephone number)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

Yes [X]	No [ ]

As of  November 8, 2002, 24,837,751 shares of Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one)

Yes [ ]	No [ X ]

ITEM 1.  FINANCIAL STATEMENTS

NEWTEK CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$36,189,460	$31,171,966
Credits in lieu of cash	39,365,519	21,810,776
Investments in qualified businesses	6,368,868	14,450,228
Structured insurance product	2,852,949	2,731,894
Prepaid insurance	12,720,505	10,820,841
Prepaid expenses and other assets	1,506,122	953,142
Furniture, fixtures and equipment, net	397,448	128,290
Goodwill	2,736,862	963,736
Asset held for sale	-	331,929
Total assets	$102,137,733	$83,362,802

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Accounts payable and accrued expenses	$2,480,203	$1,541,359
Notes payable - certified investors	3,847,733	3,858,389
Notes payable – insurance	6,590,077	9,404,032
Note payable – bank	-	575,000
Note payable – other	250,949	-
Mortgage payable	-	306,929
Interest payable	60,025,331	49,640,846
Deferred tax liability	4,635,860	1,563,018
Total liabilities	77,830,153	66,889,573

Minority interest	1,112,965	5,081,692
Stockholders' equity:
Common Stock (par value $0.02 per share:
authorized 39,000,000 shares, issued and
outstanding 24,837,751 and 22,212,517)	496,755	444,250
Additional paid-in Capital	20,179,888	13,442,899
Accumulated equity (deficit)	2,517,972	(2,495,612)
Total stockholders' equity	23,194,615	11,391,537
Total liabilities and stockholders' equity	$102,137,733	$83,362,802

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002, AND 2001

		Three Months Ended September 30,	Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Income from tax credits	$ 14,886,087	$5,611,955	$25,144,192	$20,263,173
Consulting fee income	168,736	-	268,053	8,000
Interest and dividend income	78,329	182,942	683,016	308,783
Other income	1,770,379	522,589	2,230,828	1,735,674
Total revenue	16,903,531	6,317,486	28,326,089	22,315,630

Expenses:
Interest	3,090,193	2,927,818	8,658,556	9,112,972
Payroll and consulting fees	2,049,085	655,696	4,594,817	2,036,015
Professional fees	902,837	910,766	2,077,275	2,084,348
Insurance	471,609	363,480	1,336,364	1,129,019
Other	1,562,517	224,655	3,373,949	674,898
Total expenses	8,076,241	5,082,415	20,040,961	15,037,252

Income before other than temporary decline in value of investments, gain on sale of property, equity in net losses of affiliates, minority interest, provision for income taxes and extraordinary gain	8,827,290	1,235,071	8,285,128	7,278,378
Other than temporary decline in value of investments (net of $28,705 and $5,000 recovery in 2002 and 2001, respectively)	(601,025)	5,000	(1,588,630)	(220,000)
Gain on sale of property	-	-	16,841	-
Equity in net losses of affiliates	(120,993)	(856,656)	(793,868)	(1,817,392

Income before provision for income taxes, extraordinary gain and minority interest	8,105,272	383,415	5,919,471	5,240,986
Minority interest in (income) loss	689,952	230,541	1,738,590	(699,105)
Income before provision for income taxes and extraordinary gain	8,795,224	613,956	7,658,061	4,541,881
Provision for income taxes	(3,342,186)	(153,365)	(2,910,064)	(2,096,394)
Income before extraordinary gain on conversion of minority interest into Newtek stock	5,453,038	460,591	4,747,997	2,445,487

Extraordinary gain on acquisition of minority interest, net of taxes of $162,778 for 2002	-	-	265,584	-
Net income	$ 5,453,038	$ 460,591	$ 5,013,581	$2,445,487
Weighted average common shares outstanding:
Basic	24,787,535	22,212,517	23,947,116	21,779,671
Diluted	24,847,408	22,212,517	24,052,620	21,779,671
Income per share:
Basic	$.22	$.02	$.21	$.11
Diluted	$.22	$.02	$.21	$.11
Income per share before extraordinary items:
Basic	$.22	$.02	$.20	$.11
Diluted	$.22	$.02	$.20	$.11

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

	September 30,	September 30,
	2002	2001
Cash flows from operating activities:
Net income	$5,013,581	$2,445,487
Adjustments to reconcile net income to net cash used in operating activities:
Other than temporary decline in value of investments	1,588,630	220,000
Gain on sale of property	(16,841)	-
Equity in net losses of affiliates	793,868	1,817,392
Extraordinary gain	(265,584)	-
Income from tax credits	(25,144,192)	(20,263,173)
Deferred Income Taxes	2,910,064	1,890,812
Depreciation and other amortization	90,922	6,207
Accretion of interest income	(131,711)	(106,582)
Accretion of interest expense	8,066,217	8,272,035
Non-cash compensation – options vested	570,000	30,779
Issuance of stock options to non-employees	-	58,800
Issuance of stock for services performed	80,789	-
Minority interest	(1,738,590)	699,105
Changes in assets and liabilities:
Prepaid insurance	100,336	1,009,121
Prepaid expenses and other assets	(316,080)	(99,989)
Accounts payable and accrued expenses	591,119	(215,127)
Net cash used in operating activities	(7,807,472)	(4,235,133)
Cash flows from investing activities:
Proceeds from sale of asset held for sale	348,770	-
Investments in qualified businesses	(10,500,609)	(20,662,289)
Return of principal – qualified investments	13,580,472	7,826,686
Consolidation of majority owned investments	2,838,519	11,103,283
Other investments	-	(442,000)
Purchase of furniture, fixtures and equipment	(223,590)	(24,417)
Net cash provided by (used in) investing activities	6,043,562	(2,198,737)

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

	September 30,	September 30,
	2002	2001
Cash flows from financing activities:
Proceeds from issuance of note – payable insurance	-	$ 5,200,000
Proceeds from issuance of note payable - certified investors	$ 21,548,698	-
Proceeds from issuance of warrants	572,298	-
Payments for defeasance of long-term debt	(11,640,982)	-
Payments of note payable – bank	(575,000)	-
Payments of note payable – insurance	(4,813,955)	(1,333,334)
Repurchase of member’s interest	-	(1,300)
Payments on mortgage payable	(306,929)	(37,569)
Net proceeds from issuance of common stock	1,898,499	726,391
Distributions to CAPCO members	(7,867)	(402,060)
Cash received from Exponential acquisition	106,642	-
Net cash provided by financing activities	6,781,404	4,152,128

Net increase (decrease) in cash and cash equivalents	5,017,494	(2,281,742)

Cash and cash equivalents-beginning of period	31,171,966	34,697,081

Cash and cash equivalents-end of period	$ 36,189,460	$32,415,339

Supplemental disclosure of non-cash financing activities:
Reduction of credits in lieu of cash and interest payable balances due to delivery of tax credits to certified investors:	$7,589,449	$3,908,599

Consolidation of investments previously accounted for under the equity method	$537,083	$-

Acquisition of Exponential (net liabilities assumed)	$10,978	$-

Issuance of common stock in connection with acquisition of Exponential	$920,000	$-

Issuance of note in partial payment for insurance	$2,000,000	$-

Issuance of common stock in connection with acquisition of minority interest in Wilshire Investors	$-	$978,303

Acquisition of five Capcos minority interests
Newtek Capital common stock issued	$1,868,583	$-
Less, minority interests acquired	914,580	-
Goodwill recognized	$954,003	-

Acquisition of three Capcos minority interests
Minority interests acquired	$1,369,156	$-
Less, Newtek Capital common stock issued	940,794	-
Extraordinary gain recognized	$428,362	$-

See accompanying notes to these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES:

            Basis of presentation and description of business

                 The unaudited condensed consolidated financial statements of Newtek Capital, Inc. and Subsidiaries (the “Company”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.  The unaudited condensed consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at September 30, 2002, the results of its operations for the three and nine month periods ended September 30, 2002 and 2001, and  its cash flows for the nine month periods ended September 30, 2002 and September 30, 2001.  All adjustments are of a normal recurring nature.  These financial statements should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 2001.  The results of operations for the three months ended September 30, 2002 and the nine months ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2002.

The following is a summary of each of the Company’s certified capital companies (“Capco”) or funds, state of certification and date of certification:

Capco	State of Certification	Date of Certification
Wilshire Advisers, LLC	New York	May 1998
Wilshire Partners, LLC	Florida	December 1998
Wilshire Investors, LLC	Wisconsin	October 1999
Wilshire Louisiana Advisers, LLC	Louisiana	October 1999
Wilshire Louisiana Partners II, LLC	Louisiana	October 2000
Wilshire New York Advisers II, LLC	New York	April 2000
Wilshire New York Partners III, LLC	New York	December 2000
Wilshire Colorado Partners, LLC	Colorado	October 2001
Exponential of New York, LLC	New York	April 1998

                  In general, the capcos issue debt and equity instruments, generally warrants (“Certified Capital”), to insurance company investors (“Certified Investors”).  The capcos then make targeted investments (“Investments in Qualified Businesses”, as defined under the respective state statutes, or, “Qualified Businesses”), with the Certified Capital raised.   Such investments may be accounted for as either consolidated subsidiaries, under the equity method or cost method of accounting, or as notes receivable, depending upon the nature of the investment and the Company’s and/or the capco’s ability to control or otherwise exercise significant influence over the investee.  Each capco has a contractual arrangement with the particular state that legally entitles the capco to receive (or earn) tax credits from the state upon satisfying quantified, defined investment percentage thresholds and time requirements.  In order for the capcos to maintain their state-issued certifications, the capcos must make Investments in Qualified Businesses in accordance with these requirements.  Each capco also has separate, legal contractual arrangements with the Certified Investors obligating the capco to pay interest on the aforementioned debt instruments whether or not it meets the statutory requirements for Investments in Qualified Businesses.  The capco can satisfy this interest payment, at the capco’s discretion, by delivering tax credits in lieu of paying cash.  The capcos legally have the right to deliver the tax credits to the Certified Investors.  The Certified Investors legally have the right to receive and use the tax credits and would, in turn, use these

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

tax credits to reduce their respective state tax liabilities in an amount usually equal to 100% (Louisiana – 110%) of their certified investment.  The tax credits can be utilized over a ten-year period at a rate of 10% (Louisiana – 11%) per year and in some instances are transferable and can be carried forward.

NOTE 2 – PRIVATE PLACEMENT OF COMMON STOCK:

                  In the first quarter of 2002, the Company sold 433,333 shares of common stock in private transactions, with gross and net cash proceeds totaling approximately $1,300,000.  In addition, the Company sold 190,000 shares of common stock in connection with the funding of the Colorado Capco, with gross and net proceeds of approximately $599,000, all of which were contributed to the Colorado Capco.  See also Note 7 regarding the sale of common stock in exchange for minority interests.

NOTE 3 – INVESTMENTS IN QUALIFIED BUSINESSES:

                  The following table is a summary of Qualified Business investments as of September 30, 2002, shown separately between their debt and equity components, $5,328,085 and $1,040,783, respectively, for a total non-consolidated investment in Qualified Businesses of $6,368,868.

                  In accordance with the provisions of “Financial Accounting Standards Board No. 115”, the Company’s debt investments are considered held to maturity and recorded at cost.  The Company periodically assesses these investments for impairment.

DEBT INVESTMENTS

	Type	Date of Investments	Maturity Dates	Stated Interest Rates	Original Principal Amount	Cumulative other than temporary decline in the value of its investments since original investment date	Cumulative return of Principal since original investment date	Principal amount outstanding at September 30, 2002
Total Debt Investments at September 30, 2002	Debt	11/99 – 9/02	Various	Various	$29,715,290	$(2,039,185)	$(22,348,020)	$5,328,085

EQUITY INVESTMENTS

	Date of Investments	Type of Investments	Common Stock Equivalents	Percentage of Ownership	Original Investment Amount	Cumulative other than temporary decline in the value of its investments since original investment date	Equity in Income (Losses) and/or Return of Capital since original investment date	Equity method investment balance at September 30, 2002
Total Equity Investments at September 30, 2002	11/98- 9/02	Various	Various	Various	$4,619,000	$(958,592)	$(2,619,625)	$1,040,783

Total Debt and Equity Investments as of September 30, 2000                                $34,334,290                           $6,368,868

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INVESTMENTS IN QUALIFIED BUSINESSES: (CONTINUED)

                   In addition, the Company consolidates nine of its investments.  The Company’s total investments made in these consolidated entities was $23,498,950, as of September 30, 2002.

                  The Company has not guaranteed any obligations of these investees, and the Company is not otherwise committed to provide further financial support for the investees.  However, from time-to-time the Company may provide such additional financial support which, as of September 30, 2002, was not significant.  Periodically, the Company evaluates each of its individual investments for potential impairment in value.  Should the Company determine that an impairment exists and it is deemed to be other than temporary, the Company will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the statement of income.  During the nine month period ended September 30, 2002, the Company determined that there was $733,592 of other than temporary decline in the value of its investments for Starphire Technologies, LLC, $86,692 of other than temporary decline in the value of its investments for Gino’s Seafood, $458,333 other than temporary decline in the value of its investment in Direct Creations, LLC, $100,000 other than temporary decline in the value of its investment in O.S. Johnson, LLC and a $76,718 other than temporary decline in the value of its investments for Embosser’s Sales and Service.  In addition, the Company determined an impairment existed for certain non-capco investments (included in prepaid expenses and other assets on the balance sheet), and recorded a charge of $162,000.  In 2002, the Company also recovered $28,705 of cash on two of its investments written down in 2000.  These items aggregate $1,588,630 which is shown on the consolidated statement of income as other than temporary decline in value of investments.

NOTE 4 – EARNINGS PER SHARE:

            Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period.  The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.  The effect of common stock equivalents were anti-dilutive for the three and nine months ended September 30, 2001 and, therefore, have been excluded from the calculation of diluted earnings per share for that period.

       The calculations of Net Income Per Share were:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Basic
Net income	$5,453,038	$460,591	$5,013,581	$2,445,487
Weighted average shares basic	24,787,535	22,212,517	23,947,116	21,779,671

Dilutive effect of stock options	59,873	-	105,504	-
Weighted average shares – diluted	24,847,408	22,212,517	24,052,620	21,779,671
Basic and diluted	$.22	$.02	$.21	$.11

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SUMMARY RESULTS OF QUALIFIED INVESTMENTS:

            Principles of Accounting for Ownership Interests in Qualified Investments

                 The various interests that the Company acquires in its qualified investments are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company’s voting interest in a Partner Company.

                 Investments in which the Company directly or indirectly owns more than 50% of the outstanding voting securities or those the Company has effective control over are generally accounted for under the consolidation method of accounting. Under this method, an investment’s financial position and results of operations are reflected within the Company’s Balance Sheet and Consolidated Statements of Income. All significant inter-company accounts and transactions have been eliminated. The results of operations and cash flows of a consolidated Partner Company are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the Partner Company. Upon dilution of control below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

               Equity Method.  Investees that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the Company’s Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Company, including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the investee. Under the equity method of accounting, an investee’s accounts are not reflected within the Company’s Consolidated Balance Sheet and Consolidated Statements of Income; however, the Company’s share of the earnings or losses of the investee is reflected in the caption “Equity income (loss)” in the Consolidated Statements of Income.

                    Cost Method.  Investees not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such companies is not included in the Consolidated Balance Sheet and Consolidated Statements of Income. However, cost method impairment charges are recognized, as necessary, in the Consolidated Statement of Operations. If circumstances suggest that the value of the investee has subsequently recovered, such recovery is not recorded until realized.

               On a monthly basis, the Company's Investment Committee meets to evaluate the Company’s investments.  The Company considers several factors in determining whether an impairment exists on the investment, such as the investee’s net book value, cash flow, revenue growth and net income.  In addition, the Investment Committee looks at larger variables, such as the economy and the investee company’s industry, to determine if an other than temporary decline in value exists in the Company’s investments.

               The following table is an unaudited summary of the investments which the Company accounts for under either the equity method or by consolidation.  These financial statements also reflect the degree to which the Company’s partner companies interact with each other to provide and market needed goods or, particularly, services to each other.  Such activity has been quantified within the accompanying summary within the caption “intercompany items included in above”.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SUMMARY RESULTS OF QUALIFIED INVESTMENTS (CONTINUED):

CONSOLIDATED ENTITIES

	Newtek Strategies		Newtek Merchant Solutions – NY		Newtek Merchant Solutions – LA		Newtek Merchant Solutions – WI		PPM Link
	September 30, 2002	December 31, 2001	September 30, 2002	December 31, 2001	September 30, 2002	December 31, 2001	September 30, 2002	December 31, 2001	September 30, 2002	December 31, 2001
Cash	$365,590	$1,605,753	$46,922	$2,969,774	$814,628	$1,259,089	$785,852	$1,798,864	$1,368,516	$1,700,109
Other Assets	$182,198	$117,588	$428,536	$486,632	$35,419	19,251	$203,780	$46,622	$43,625	$130,558
Total Assets	$547,788	$1,723,341	$475,458	$3,456,406	$850,047	$1,278,340	$989,632	$1,845,486	$1,412,141	$1,830,667
Current Liabilities	$47,892	$53,026	$86,874	$51,630	$60,790	$7,251	$106,874	$19,174	$1,957,507	$46,553
Total Liabilities	$47,892	$970,028	$562,433	$3,451,630	$60,790	$7,251	$1,681,873	$1,909,074	$1,957,507	$1,896,553
Total Equity (Deficit)	$499,896	$753,313	$(86,975)	$4,776	$789,257	$1,271,089	$(692,241)	$(63,588)	$(545,366)	$(65,886)

CONSOLIDATED ENTITIES

	Newtek IT Services, LLC		Newtek Financial Information Services, LLC		Newtek Business Exchange		Newtek Client Services		DC Media Capital, LLC
	September 30, 2002	December 31, 2001	September 30, 2002	December 31, 2001	September 30, 2002	December 31, 2001	September 30, 2002	December 31, 2001	September 30, 2002	December 31, 2001
Cash	$6,414	(a)	$90,894	(a)	$3,264,862	(a)	$2,751,893	(a)	$150,412	-
Other Assets	$157,557	(a)	$145,813	(a)	$44,082	(a)	$2,090	(a)	$173,887	-
Total Assets	$163,971	(a)	$236,707	(a)	$3,308,944	(a)	$2,753,983	(a)	$324,299	-
Current Liabilities	$97,402	(a)	$30,764	(a)	$7,976	(a)	$3,073	(a)	$363,868	-
Total Liabilities	$108,004	(a)	$180,764	(a)	$332,976	(a)	$3,073	(a)	$363,868	-
Total Equity (Deficit)	$55,967	(a)	$55,943	(a)	$2,975,968	(a)	$2,750,910	(a)	$(39,569)	-

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -  SUMMARY RESULTS OF QUALIFIED INVESTMENTS (CONTINUED):

CONSOLIDATED ENTITIES

	Newtek Strategies		Newtek Merchant Solutions – NY		Newtek Merchant Solutions – LA		Newtek Merchant Solutions – WI		PPM Link
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Revenue	$428,613	$57,986	$286,519	$133,028	$46,486	(a)	$615,955	--	$172,560	$23,700
Cost of Sales & SG&A	$636,930	$162,428	$462,033	$135,745	$457,021	(a)	$1,153,390	$5,561	$456,338	$198,026
Deprecia - tion and Amortiza -tion	$6,248	$1,116	$32,506	$3,222	$2,052	(a)	$7,467	--	$299	$2,813
Interest Expense	$35,624	$7,917	$18,767	$103,123	--	(a)	$65,625	$25,813	$79,781	$53,773
Net Loss	$(250,189)	$(113,475)	$(226,787)	$(109,062)	$(412,587)	(a)	$(610,527)	$(31,374)	$(363,858)	$(230,912)
INTERCOMPANY ITEMS INCLUDED IN ABOVE
Revenue	$289,935	$25,486	$18,139	$2,394	$2,115	(a)	$15,976	--	$99,300	$15,000
Cost of Sales & SG&A	$34,307	$1,990	$101,775	$13,445	$63,450	(a)	$86,428	--	$24,623	$3,933
Interest Expense	$35,624	$7,917	$18,767	$103,123	--	(a)	$65,625	--	$79,781	$53,773

CONSOLIDATED ENTITIES

	Newtek IT Services, LLC		Newtek Financial Information Systems, LLC		Newtek Business Exchange - NY		Newtek Client Services, LLC		DC Media Capital, LLC
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Revenue	$313,595	$199,925	$378,789	$227,061	--	(a)	--	(a)	$527,272	(a)
Cost of Sales & SG&A	$593,819	$414,259	$401,845	$430,677	$143,660	(a)	$34,721	(a)	$539,538	(a)
Depreciation and Amortiza- tion	$7,691	$5,580	$15,861	$9,496	$4,015	(a)	--	(a)	--	(a)
Interest Expense	$53,807	$100,836	$6,107	$37,053	$4,398	(a)	--	(a)	$4,268	(a)
Net Loss	$(341,722)	$(320,750)	$(45,024)	$(250,165)	$(152,073)	(a)	$(34,721)	(a)	$(16,534)	(a)
INTERCOMPANY ITEMS INCLUDED IN ABOVE
Revenue	$12,150	$37,418	$208,035	$32,563	--	(a)	--	(a)	(a)	(a)
Cost of Sales & SG&A	$79,106	$10,470	$24,636	$4,786	$21,169	(a)	$14,500	(a)	(a)	(a)
Interest Expense	$53,550	$100,625	$6,107	$37,029	$4,062	(a)	--	(a)	(a)	(a)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -  SUMMARY RESULTS OF QUALIFIED INVESTMENTS (CONTINUED):

ENTITIES UNDER THE EQUITY METHOD

	Starphire		Nichedirectories		Transworld Business Brokers – FL
	September 30, 2002	December 31, 2001	September 30, 2002	December 31, 2001	September 30, 2002	December 31, 2001
Cash	$62,233	$1,352,823	$263,217	$556,741	$163,587	$245,515
Other Assets	$392,859	$460,508	$147,039	$273,328	$329,557	$334,854
Total Assets	$455,092	$1,813,331	$410,256	$830,069	$493,144	$580,369
Current Liabilities	$52,547	$ 85,652	$294,473	$354,861	$75,708	$22,457
Total Liabilities	$52,547	$1,085,652	$294,473	$354,861	$190,708	$262,457
Total Equity	$402,545	$727,679	$115,783	$475,208	$302,436	$317,912

ENTITIES UNDER THE EQUITY METHOD

	Starphire		Nichedirectories		Transworld Business Brokers – FL
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Revenues	$76,440	$298,524	$544,272	$460,388	$1,581,034	$386,886
Cost of Sales & SG&A	$364,444	$951,810	$755,608	$857,673	$1,576,717	$402,590
Depreciation & Amortization	$21,188	$30,132	$13,417	$15,139	$1,833	$1,928
Interest Expense	$12,451	$14,375	--	--	$8,063	$3,000
Net Loss	$(321,643)	$(697,793)	$(224,753)	$(412,424)	$(5,579)	$(20,632)
INTERCOMPANY ITEMS INCLUDED IN ABOVE
Revenue	--	$55,687	--	--	--	--
Cost of Sales & SG&A	$27,330	$23,070	$56,420	$17,950	$17,550	$1,485
Interest Expense	$12,451	$14,375	--	--	$8,063	$3,000

(a)  No activity under Newtek’s ownership during this time period

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -  ACQUISITION OF EXPONENTIAL BUSINESS DEVELOPMENT COMPANY, INC.:

                        In January 2002, the Company acquired 100% of the outstanding common stock of Exponential Business Development Company, Inc. (Exponential), of Syracuse, NY.  Exponential’s primary business was to make non-controlling investments in high growth potential companies.  The purchase price consisted of 500,000 shares of Company common stock issued to the sellers.  Under the terms of the acquisition, an additional 500,000 shares will be issued over a seven year period if acquired assets result in gains of $2 million in excess of an initial $1 million recovery by the Company. The fair value of the 500,000 common shares issued, $920,000, was determined based on the quoted market price of the Company’s common stock on the closing date, less a discount due to certain restrictions on the stock.  Since Company management has determined that the issuance of the additional 500,000 shares is currently unlikely due to management’s estimation that the payout provision will not be met, the Company has not included the additional shares in the determination of the purchase price.  On a quarterly basis, management will assess the payout provision to determine if it is likely it will be met in the future, and if so, the Company will record the additional 500,000 shares as additional purchase price when issued.  Exponential directors and officers will remain with that entity and will receive a total of 365,000 options pursuant to the Company’s option plan to acquire Company common stock in exchange for future services.

The results of Exponential’s operations have been included in the consolidated financial statements since the acquisition date.

            The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets (including cash of $106,642)	$138,013
Other Assets	10,001
Total assets acquired	148,014

Current liabilities	52,350
Total liabilities assumed	52,350

Net assets acquired	$95,664

            The difference between the fair value of the net assets acquired, $95,664, and the value of the Company common stock, $920,000, has been recorded as goodwill.

NOTE 7 – ACQUISITIONS OF CAPCO MINORITY INTERESTS:

                  In March, May and September 2002, the Company issued 1,028,576, 149,910 and 286,270 shares, respectively, of its common stock to the minority members of certain Capcos in exchange for substantially all of such members’ minority interests.  These have been accounted for as purchase transactions. The fair value of the Company’s common stock was determined based upon the quoted market price of the Company’s common stock, less a discount due to certain restrictions on the stock.  Such value exceeded the book value of the minority interest by approximately $954,000 for five of the Capcos, and the Company has recorded such amount as goodwill.  For three other Capcos, the fair value of the Company’s common stock was less than the book value of the minority interest by approximately $428,000, and the Company has recorded such amount as an extraordinary gain.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – NEW ACCOUNTING PRONOUNCEMENTS:

                  In 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Intangible Assets” (SFAS 142). SFAS 142 includes requirements to annually test goodwill and indefinite lived  intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes goodwill.  The Company did not record any transition intangible asset impairment loss upon adoption of SFAS 142.

                  In August 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143).  SFAS No. 143 is effective for the Company’s fiscal year beginning January 1, 2003, and requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  The Company is in the process of evaluating what impact, if any, this standard will have on the Company's Consolidated Financial Statements.

                  On October 3, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets which are to be disposed.  SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."  SFAS No. 144, however, retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.  SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 ("Opinion 30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed. SFAS No. 144, however, retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale.  The Company adopted SFAS No. 144 on January 1, 2002 and did not record any impairment charges upon adoption.

                  On May 1, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 is effective for the Company’s fiscal year beginning January 1, 2003.  The Company is in the process of evaluating what impact, if any, this standard will have on the Company's Consolidated Financial Statements.

                  In September 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146).  SFAS No. 146 is effective for the Company’s fiscal year beginning January 1, 2003.  The Company is in the process of evaluating what impact, if any, this standard will have on the Company's Consolidated Financial Statements.

NOTE 9 – NEW CAPCO:

                  In October 2002, the Company raised approximately $8 million of certified capital for the Company’s tenth CAPCO fund, Wilshire Louisiana Partners III, LLC.  The new CAPCO will target early stage, high growth businesses providing products and services to the small business market within the State of Louisiana.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS

            Three Months Ended September 30, 2002 compared to Three Months Ended September 30, 2001.

                  Revenues increased by approximately $10,587,000 to $16,904,000 for the three months ended September 30, 2002, from $6,317,000 for the three months ended September 30, 2001.  Income from tax credits increased by approximately $9,274,000 to $14,886,000 for the three months ended September 30, 2002, from $5,612,000 for the three months ended September 30, 2001, due to the Company's Capcos achieving various additional  investment thresholds mandated by the various state Capco statutes in 2002 versus 2001.  Interest and dividend income decreased by approximately $105,000 to $78,000 for the three months ended September 30, 2002, from $183,000 for the three months ended September 30, 2001 This decrease was due primarily to lower bank interest rates and less loans outstanding to qualified businesses.  Consulting fee income increased by approximately $169,000 due to the increase in consulting related activity.  Other income increased by approximately $1,248,000 to $1,770,000 for the three months ended September 30, 2002, from $523,000 for the three months ended September, 2001.  This increase was due to the consolidation of revenues with additional entities now consolidated into the Company.

                        Interest expense increased by approximately $162,000 to $3,090,000 for the three months ended September 30, 2002 from $2,928,000 for the three months ended September 30, 2001.  The increase was due primarily to the new Capco funded in April 2002.  Payroll and consulting fees increased by approximately $1,393,000 to $2,049,000 for the three months ended September 30, 2002 from $656,000 for the three months ended September 30, 2001.  The increase in these expenses was due to the consolidation of expenses with additional entities now consolidated into the Company.

                  Other expenses increased by approximately $1,338,000 to $1,563,000 for the three months ended September 30, 2002 from $225,000 for the three months ended September 30, 2001.  The increase was due primarily to expenses from additional entities now consolidated into the Company.

                  The Company determined that there was $601,000 of other than temporary decline in the value of some of its investments, versus a $5,000 recovery for the same period last year.  The increase was due primarily to management's analysis of its investments which indicated more impairment for the current period.  The Company considers several  factors in determining whether an impairment exists on the investment, such as the investee's net book value, cash flow, revenue growth and net income.  The Company recognizes that in developing new and small businesses, significant impairments in the value of the investments may occur.

Nine Months Ended September 30, 2002 compared to Nine Months Ended September 30, 2001.

                  Revenues increased by approximately $6,010,000 to $28,326,000 for the nine months ended September 30, 2002, from $22,316,000 for the nine months ended September 30, 2001.  Income from tax credits increased by approximately $4,881,000 to $25,144,000 for the nine months ended September 30, 2002, from $20,263,000 for the nine months ended September 30, 2001, due to the Company's Capcos

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

achieving various additional investment thresholds mandated by the various state Capco statutes in 2002 versus 2001.  Interest and dividend income increased by approximately $374,000 to $683,000 for the nine months ended September 30, 2002, from $309,000 for the nine months ended September 30, 2001.  This increase was due primarily more loans outstanding to qualified businesses at higher interest rates.  Consulting fee income increased by approximately $260,000 to $268,000 for the nine months ended September 30, 2002 from $8,000 for the nine months ended September 30, 2001 due to the increase in consulting related activity.  Other income increased by approximately $495,000 to $2,231,000 for the nine months ended September 30, 2002, from $1,736,000 for the nine months ended September, 2001.  This increase was due to the consolidation of revenues with additional entities now consolidated into the Company.

                        Interest expense decreased by approximately $454,000 to $8,659,000 for the nine months ended September 30, 2002 from $9,113,000 for the nine months ended September 30, 2001.  The decrease was due primarily to the reduction of interest payable due to delivery of tax credits to certified investors.  Payroll and consulting fees increased by approximately $2,559,000 to $4,595,000 for the nine months ended September 30, 2002 from $2,036,000 for the nine months ended September 30, 2001.  The increase was due to the consolidation of expenses with additional entities now consolidated into the Company.

            Other expenses increased by approximately $2,699,000 to $3,374,000 for the nine months ended September 30, 2002 from $675,000 for the nine months ended September 30, 2001.  The increase was due primarily to expenses from additional entities now consolidated into the Company.

            The Company determined that there was $1,588,630 of other than temporary decline in the value of some of its investments, versus $220,000 for the same period last year.  The increase was due primarily to management's analysis of its investments which indicated more impairment for the current period. The Company considers several factors in determining whether an impairment exists on the investment, such as the investee's net book value, cash flow, revenue and net income.  The Company recognizes that in developing new and small businesses, significant impairments in the value of the investments may occur.

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

            Net cash used in operating activities for the nine months ended September 30, 2002 of approximately $7,807,000 resulted primarily from net income of $5,014,000, increased by the non-cash interest expense of approximately $8,066,000.  It was also effected by the approximately $794,000 in non-cash equity in net losses of affiliates, approximately $1,739,000 of minority interest, the approximately $1,589,000 in other than temporary decline in investments, the approximately $25,144,000 in non-cash income from tax credits, and the non-cash income tax provision of $2,910,000.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

            Net cash provided by investing activities for the nine months ended September 30, 2002 of approximately $6,044,000 resulted primarily from return of principal of qualified investments of $13,580,000, offset by approximately $10,501,000 in additional qualified investments made during the period.  In addition, the Company consolidated approximately $2,839,000 of its investments.

            Net cash provided by financing activities for the nine months ended September 30, 2002 was approximately $6,781,000 primarily attributable to approximately $21,549,000 of proceeds from the issuance of long-term debt, issuance of Capco warrants of $572,000 and $1,899,000 from the private placement of common stock, offset by approximately $11,641,000 of payments for defeasance of long-term debt, $575,000 for payment of line of credit, $4,814,000 for payments of note payable – insurance, and $307,000 in payments on a mortgage payable, during the nine months ended September 30, 2002.

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

ITEM 3 - CONTROLS AND PROCEDURES

            In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, the Company has formalized its disclosure controls and procedures.  The Company’s principal executive officer and principal financial officer have each reviewed and evaluated the effectiveness and design of the Company’s disclosure controls and procedures, as defined under the Securities and Exchange Act of 1934, as amended 9 (the “Exchange Act”), as of a date within 90 days prior to the filing of this report.  Based on such evaluation, such officers have concluded that, as of the date of the foregoing evaluation, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

            Since the evaluation referenced above, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls subsequent to the referenced evaluation.

PART II – OTHER INFORMATION

ITEM 5 – OTHER INFORMATION

                  On August 12, 2002, the Registrant issued a press release to announce the signing of a definitive agreement to acquire Commercial Capital Corporation (“CCC”) and its parent, Comcap Holding Corp. Headquartered in New York City, CCC began operations in 1994 and in 1999 was ranked as the fifteenth largest SBA lender in the U.S. and the second largest in the New York metropolitan area by dollar volume.  The transaction is subject to the approval by the SBA and the stockholders of Comcap Holdings.  The Company has offered to exchange 463,450 of its shares for those of Comcap in an entirely stock-for-stock exchange.

            If all required approvals are timely received, the Company expects to close the investment in the small business lender by late November or early December.  A copy of the Press Release was attached as an Exhibit to the Registrant's previous Quarterly Report on Form 10-QSB and incorporated therein.

            On October 2, 2002 the Registrant filed a Report on Form 8-K containing audited and unaudited financial statements for CCC and Comcap Holding Corp., as well as unaudited condensed consolidated pro forma financial information for the year ended December 31, 2002 and the six months ended June 30, 2002, which pro forma information reflects certain aspects of the proposed combination.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 99.1    Pursuant to the provisions of section 906 of The Sarbanes-Oxley Act of 2002, the Chief Executive and Chief Financial Officers of Registrant have provided to the Securities and Exchange Commission their certifications, attached hereto as an exhibit, conforming to the requirements of said section 906; to wit, that the within report on behalf of the Registrant on Form 10-QSB, for the period ended September 30, 2002, fully complies with the requirements of the Securities Exchange Act of 1934, as amended.

Exhibit 99.2: 10 PRESS RELEASES:

July 1, 2002: NEWTEK ANTICIPATES ADDITIONAL FUNDING FROM NEWLY AUTHORIZED $100 MILLION LOUISIANA CAPCO PROGRAM

August 12, 2002: NEWTEK MEETS STREET ESTIMATES FOR THE SECOND QUARTER 2002; RECONFIRMS  $.16 AND  $.20 GUIDANCE FOR 2002 AND 2003 RESPECTIVELY

September 9, 2002: NEWTEK FINANCIAL INFORMATION SYSTEMS NAMES STEVEN SINGER AS PRESIDENT AND CEO

September 10, 2002: NEWTEK CAPITAL ANNOUNCES CHANGES IN BOARD TO ENHANCE GOVERNANCE AND FINANCIAL DISCLOSURE; PROJECTED CLOSING OF SMALL BUSINESS LENDING ACQUISITION

September 17, 2002: NEWTEK LAUNCHES “NEWTEK CLIENT SERVICES” ITS FIFTH BRAND

September 18, 2002: FORMER CHAIRMAN OF EQUITABLE LIFE HOLDING CORPORATION JOINS NEWTEK CAPITAL AS STRATEGIC ADVISOR TO CEO

October 15, 2002: NEWTEK CAPITAL RAISES $8 MM OF CERTIFIED CAPITAL IN LOUISIANA

October 17, 2002: MAJOR INSURANCE COMPANIES ACQUIRE STAKE IN NEWTEK CAPITAL

October 22, 2002: NEWTEK LAUNCHES “NEWTEK BUSINESS EXCHANGE” -- Provides Business Brokerage Services To Small Businesses

October 29, 2002: NEWTEK TO CHANGE NAME TO “NEWTEK BUSINESS SERVICES, INC.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWTEK CAPITAL, INC.

Date: November 14, 2002	/s/ Barry Sloane
Barry Sloane
Chairman of the Board, Chief Executive Officer and Secretary

Date: November 14, 2002	/s/ Brian A. Wasserman
Brian A. Wasserman
Treasurer, Chief Financial Officer and Director

Date: November 14, 2002	/s/ Giuseppe Soccodato
Giuseppe Soccodato
Controller and Chief Accounting Officer

CERTIFICATIONS

I, Barry Sloane certify that:

1)         I have reviewed this quarterly report on Form 10-QSB of Newtek Capital, Inc.

2)         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)         Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)         The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)         The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6)         The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                                                                            /s/ Barry Sloane
                                                                                                             Chief Executive Officer

I, Brian A. Wasserman certify that:

1)         I have reviewed this quarterly report on Form 10-QSB of Newtek Capital, Inc.

2)         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)         Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4          The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)         The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6)         The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                                                                            /s/ Brian A. Wasserman
                                                                                                             Chief Financial Officer