Form 10KSB
period 2002-12-31
NEWTEK BUSINESS SERVICES INC
filed 2003-03-31
CIK 1094019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________to _______________

Commission file number: 001-16123

NEWTEK BUSINESS SERVICES, INC.

New York	11-3504638

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Quentin Roosevelt Boulevard Suite 408 Garden City NY	11530

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 390-2260

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

Yes ☒	No ☐

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

          State the issuer’s revenues for its most recent fiscal year: $34,624,151

          The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold on March 17, 2003, was approximately $44,851,144.

          As of March 17, 2003 there were 25,410,844 shares issued and outstanding of the registrant’s Common Stock, par value $0.02 per share.

PART I

Item 1.          DESCRIPTION OF BUSINESS

The Company

          Overview.  Newtek Business Services, Inc., which changed its name from that of Newtek Capital, Inc. in November 2002 in order to emphasize its current business objectives, is engaged in the business of

•	owning, operating or coordinating 8 businesses lines which serve small businesses and

•	organizing certified capital companies (“capcos”) and investing funds made available under the capco programs in small businesses including, those in which it holds an equity position.

          During 2002, direct business operations of its businesses resulted in revenue of approximately $4 Million or 12% of total revenue and the operation of the capcos resulted in non-cash revenues related to the capco tax credits of approximately $30 Million, or 88% of total revenue.  The chart on the following page depicts how these revenues are generated.  During the same period, Newtek realized net income (exclusive of extraordinary gains) of approximately $4.5 Million, substantially all of which is attributable to the non-cash income related to the capco programs.

          Newtek is a New York corporation organized in 1999 in conjunction with the combination of the business of Newtek’s predecessor, BJB Holdings, Inc., and REXX Environmental Corporation which at that time was traded on the American Stock Exchange.

          Business & Business Strategy.   Newtek’s strategy is to operate the capcos and utilize resources available under the programs to develop businesses that emphasize serving other small businesses.  During 2002 Newtek has reduced the number of business lines that it is investing in and operating and as of year-end Newtek is placing primary emphasis on 8 such lines. Services to small businesses which Newtek has emphasized during 2002 and expects to emphasize into the future include:

Newtek Small Business Finance – small business loans available under programs of the United States Small Business Administration
Newtek Merchant Solutions – small business electronic payment processing
Newtek Financial Information Services – small business financial and management reporting and planning
Newtek Business Exchange -- small business brokerage and M & A services
Newtek Tax Services – small business tax preparation services (currently being organized)

Secondary emphasis has been placed on the following:

Newtek IT Services -- software development and systems integration for small businesses
Newtek Securities -- small business capital formation assistance of a broker-dealer
Newtek Strategies -- small business strategic marketing planning and advice

NEWTEK GENERATES REVENUE THROUGH THE OPERATION OF CAPCO'S AND THROUGH EARNINGS AND RETURNS ON THE INVESTMENTS IT MAKES

STATES ADOPT CAPCO PROGRAMS TO FOSTER JOB & SMALL BUSINESSES GROWTH; INSURANCE COMPANIES GET TAX CREDITS FOR FUNDING.
NEWTEK HAS ORGANIZED AND INVESTED $3,778,000 IN SEED CAPITAL FOR TEN CAPCOS
NEWTEK'S CAPCOS HAVE BORROWED ABOUT $165 MILLION FROM INSURANCE COMPANIES THROUGH 2002; INSURANCE COMPANIES TREAT RECEIPT OF STATE TAX CREDITS AS INTEREST INCOME
ABOUT HALF OF AVAILABLE CASH USED TO PURCHASE CREDIT *DEFEASANCE* (REPAYMENT OF PRINCIPAL) AND *ENHANCEMENT* (PAYMENTS IF TAX CREDITS ARE LOST)
FUNDS REMAINING AFTER PAYMENT FOR CREDIT ENHANCEMENT PLUS OTHER FUNDS RAISED OUTSIDE CAPCO PROGRAMS ARE INVESTED: $63.6 MILLION IN BUSINESSES THRU DECEMBER 31, 2002
$43.7 MILLION INVESTED IN COMPANIES WHERE NEWTEK TAKES A VERY ACTIVE PARTICIPATION IN OWNERSHIP AND MANAGEMENT INCLUDING COST-FREE LICENSING OF NEWTEK BRAND NAME
INVESTMENTS ARE PRINCIPALLY DIRECTED AT PROVIDING SERVICES NEEDED BY OTHER SMALL BUSINESSES AND WHICH CAN BENEFIT FROM CROSS MARKETING
A SMALLER PORTION OF INVESTMENTS ARE VENTURE CAPITAL-TYPE OR PASSIVE INVESTMENTS, BOTH DEBT AND EQUITY.
VESTING OF TAX CREDITS BY CAPCOS RESULTS IN RECOGNITION OF REVENUE; IN 2002 THIS RESULTED IN $30 MILLION, OR 88% OF NEWTEK'S GROSS REVENUE.
RETURNS FROM INVESTMENTS PRODUCE REVENUE FOR NEWTEK; IN 2002 THIS RESULTED IN $4 MILLION, OR 12% OF GROSS REVENUE.

          Newtek’s business originated in 1998 and initially focused exclusively on developing income opportunities related to the capco programs.  Through the end of 2002, it has established and/or manages 10 capcos or capco funds and provided the initial required capitalization for them of approximately $3.8 Million.  Conceived as venture capital funds, it has become very apparent both to Newtek and state governments, that additional funds through the capco programs are only one element of successful business strategies for new and growing small businesses.  After its first year of operations, Newtek determined that it would take a “hands-on” approach to its investments and provide the other elements necessary for the businesses to survive and succeed.  Through 2001 and 2002, this trend to greater participation in the businesses in which it has invested has led Newtek to the determination to focus on the types of businesses in which it will primarily (but not exclusively) invest, as described above, and to take a very active role in the management of these businesses.

          Newtek continues to distinguish between its partner companies (those where it takes a greater role in ownership and management) and the other investments (those where it has a lesser role, or lesser equity or only a loan to the business).  Marketing strategies have been developed during 2002 to enable the partner companies, operating in different markets and with overlapping but not identical ownership and management, to benefit from the unified market presence as a NEWTEK-branded business service or financial product.

          Also during  2002 Newtek completed the acquisition of a company that manages an operating capco in New York and organized and arranged the funding for the ninth and tenth capcos under new legislation in Colorado and Louisiana.* The entity that manages and owns a minority interest in the operating capco was acquired in January 2002 in an all stock transaction, Exponential, LLC, and was a partially-owned subsidiary of a private company, operating out of offices in Albany and Syracuse, New York.  The net current asset value of Exponential is small but Newtek believes that the increased presence in the up-state New York region will be beneficial to its overall business.

          Subsequent to a capco investment made in September 2002, in December Newtek added its own resources to those of its partner company and facilitated the acquisition of Commercial Capital Corporation, one of only 14 licensees of the US Small Business Administration permitted to originate SBA guaranteed loans nationwide.  This company had made approximately $370 Million in such loans since its inception in 1994, and held a current loan servicing portfolio of approximately $196 Million including loans serviced for others of $141 Million.  Newtek has licensed the use of the “Newtek” brand name at no cost and the acquired company now operates as “Newtek Small Business Finance.”  In conjunction with Newtek’s participation in the acquisition, and its corporate guaranty, the principal warehouse lender for Commercial Capital, a Deutsche Bank affiliate, agreed to renew its $75 Million revolving credit facility and agreed to exchange $1.5 million of borrowings for $1.5 Million in Commercial Capital’s preferred stock in the lender.  In addition, in January 2003, Newtek was instrumental in arranging for the strategic investment in Newtek Small Business Finance by an affiliate of Credit Suisse First Boston Corporation of an additional $2 Million.  This addition to the business of Newtek will greatly supplement the services which Newtek can provide to the small business market.

Certified Capital Companies - capcos

*  In Louisiana, due to the structure of the capco legislation, Newtek has one capco which operates three separate funds.  Because the funds are organized and funded separately, Newtek considers them and here refers to them as three separate capcos.

          Overview.   A capco is either a corporation or a limited liability company, established in and chartered by one of the six states currently with authorizing legislation (Florida, Louisiana, Missouri, Colorado, New York and Wisconsin).  Aside from seed capital provided by an organizer such as Newtek, a capco will issue debt and equity instruments exclusively to insurance companies, and the capcos then are authorized under the respective state statutes to make targeted acquisitions of interests in companies which may be majority-owned or primarily controlled by the capcos after the acquisition is consummated, and which may or may not be in conjunction with loans to such companies.  In most cases, the tax credits provided by the states are equal to the amount of investment by the insurance companies in the securities of the capcos, which can be utilized by them over no less than ten years, or approximately 10% per year.  These credits are unaffected by the returns or lack of returns on investments made by the capcos.

          During 2002 Newtek established two new capcos or capco funds; Wilshire Colorado Partners, LLC which obtained approximately $22.7 Million in funding in April 2002 and Wilshire Louisiana Partners III, LLC,  which raised approximately $8 Million in October 2002.

          The Role of Capcos in Newtek’s Business Strategy.  Management of Newtek has determined that the features of the capco programs facilitate the use of the capco funds in the support of its development as a holding company for a network of small business service providers.  The authorizing statutes in each of the states in which Newtek’s capcos operate explicitly allow and encourage the capcos to take equity interests, which in some cases may include majority or controlling interests, in companies. Consequently, Newtek may, consistent with its business objectives, acquire interests in companies through its capcos and provide management and other services to these companies. The states’ objectives of job creation and economic development are unquestionably met, and since participation in these programs does not require or encourage short-term profitability, Newtek is able to use these funds in a patient manner.  All of Newtek’s current majority-owned companies are less than three years old, some are less than one year old, and all but one have produced a loss for 2002.  Because of the nature of the capco program, Newtek may accept a “normal” level of start up loss, as it has the ability to devote the time, attention and resources to these companies which they require to become successful.

          These capco programs are, in the view of Newtek’s management, a complement to Newtek’s long-term strategy of acquiring, developing and operating companies that provide business products and financial services to small businesses.  Based upon the experience of its management, Newtek determined early in the operations of the capcos that the targeted new and small businesses required much more than just the funds available in the capcos. These businesses also require administrative, managerial, technical, legal and financial management assistance that Newtek provided in structuring and building the businesses. This hands-on management approach facilitates the general objectives of the capco programs of economic development, while at the same time permitting Newtek to develop its long-term investments.

          Management of Newtek believes that it has built upon the resources of the capco programs to enhance the development of small businesses by significantly more than investing or loaning capco funds to an entrepreneur.  Passive investment may have worked often enough in the business climate of the 1990’s, but businesses today, particularly small businesses, require much more than funds to succeed. In order to make the capco investments successful, and thus to fulfill the public policy objectives of the capco programs, Newtek has attempted to take the next step with the active addition of management resources, technical and professional expertise and non-capco funds.  This has included during 2002 the development of  the zero-cost “NEWTEK” branding for the partner companies, as well as the material and significant assistance that Newtek provided to its partner company, Newtek Small Business Finance, in the negotiation of an extension of a $75 Million credit line, which included an $3 Million debt forgiveness and conversion of $1.5 Million into preferred stock of the partner company.  This was followed by  the subsequent sale in January 2003 by the partner company of $2 Million in preferred stock to a unit of Credit Suisse First Boston Corporation in conjunction with a referral agreement for lending business. These are good examples of the other types of possible benefits available to the partner companies by association with a larger business such as Newtek.

          The Capco Programs; Tax Credits.  The recognition of revenue by the capcos organized by Newtek at present represents the largest single source of revenue to the company, or approximately 88% of gross revenue in 2002. Such revenue is the principal contribution to Newtek’s net income in 2002 and 2001.

          In return for the capcos making investments in the targeted companies, the states provide tax credits that are available for use by insurance companies that provide the funds to the capcos.  In order to maintain its status as a capco, and to avoid recapture or forfeiture of the tax credits, each capco must meet a number of specific investment requirements, including a minimum investment schedule.  A final loss of capco status, that is decertification as a capco, could result in loss or possible recapture of the tax credit.  Newtek’s capcos have agreed with their funding insurance companies to provide, in the event of decertification, payments by the capco or, as described below, by the capco insurer to the insurance companies in the nature of compensatory payments, to replace the lost tax credits.

          Investment Requirements.  Each of the state capco programs has a requirement that a capco, in order to maintain its certified status, must meet certain investment requirements, both qualitative and quantitative benchmarks.

          Quantitative Requirements:  For example in the state of New York, a capco must invest at least 25% of its “certified capital” (the amount of the original funding of the capco by the insurance companies) by 24 months from the initial investment date, 40% by 36 months and 50% by 48 months. The minimum investment requirements and time periods, along with the related tax credit recapture requirements are set out in detail below. See, also, Management’s Discussion and Analysis -Income from Tax Credits and Note 1 of Notes to Consolidated Financial Statements - Revenue Recognition.

          Qualitative Requirements:  These include limitations on the initial size of the recipients of the capco funds, including the number of their employees, the location within the respective state of the recipients and the recipients’ commitment to remain therein for a specified period of time, the types of business conducted by the recipients, and the terms of the investments in the recipients.  Most significant for Newtek’s business is the fact that the capco programs generally do not pose any obstacle to investments in qualified businesses which result in significant, majority or, in some cases, controlling ownership positions.  This enables Newtek to achieve both public policy objectives of the capco programs, of increasing the number of small businesses and job opportunities in the state, as well as its own objectives of developing a number of small business service companies which may become profitable and return a meaningful return both to Newtek’s stockholders and to the local participants in the businesses. In addition, because the businesses that Newtek is building themselves provide needed, and in management’s judgment cost effective, goods and services to other small businesses, the growth of this important segment of a state’s economy may be accelerated

          Enforcement of Requirements:  The various states, which administer these programs through their insurance, banking or commerce departments, conduct periodic reviews and on site examinations of the capcos in order to verify that the capcos have met applicable investment requirements and are otherwise acting in conformance with the statutes and rules. Capcos are required to maintain detailed records so as to demonstrate to state examiners compliance with all applicable requirements.  A failure of a capco to meet one of the statutory minimum quantitative investment benchmarks within the time specified would constitute grounds for the loss of the capco’s status, or its decertification, and the loss and recapture of some or all of the tax credits previously passed through the capco to its investors.  A decertification of one of Newtek’s capcos would have a material adverse effect on the business of Newtek in that it would require the capco insurer to make compensatory payments equal to the lost tax credits and would permit the insurer to assume control over the assets of the capco in order to cover its losses.  See, also, -- Government Regulation; State Capco Regulations, below.

          Newtek’s Record of Compliance: As of the end of 2002, all of Newtek’s capcos were in material compliance with all applicable requirements and four of the ten capcos had met their final, minimum 50 % thresholds.  This achievement eliminates entirely the risk of decertification and tax credit recapture or loss for its insurance company investors in these capcos, and  this represents approximately $51.4 Million of tax credits, or about 35% of the tax credits associated with Newtek’s capcos.

          Capco Insurance: Credit Defeasance & Credit Enhancement.  Newtek has purchased insurance to cover the risks associated with the operation of its capcos from a subsidiary of American International Group, Inc. (AIG), a well respected and AAA credit rated, international insurer.  Under the terms of this insurance, which is for the benefit of the insurance company investors, the capco insurer assumes the obligation to repay the insurance companies the principal amount of their debt (the defeasance) as well as to make compensatory payments in the event of a loss of the availability of the related tax credits (the enhancement).  In the event of a threat of or final decertification by a state, the capco insurer would be authorized to assume partial or complete control of the business of the particular capco so as to ensure compliance with investment or other requirements.  This would likely avoid final decertification and the necessity of insurance or cash interest payments.  However, control by the insurer would also result in significant disruption of the particular capco’s business and likely result in significant financial loss to that capco. Decertification would also likely impair Newtek’s ability to obtain certification for capcos in additional states as new legislation makes other opportunities available.  The individual capcos are individually insured, and the assets of one are not at risk for the obligations of the others.

          In addition, Newtek’s capcos have the ability to borrow additional funds, that is, to increase the amount of their uncertified capital, but Newtek has no need for or anticipation of utilizing this capacity. Such an increase in non-certified capital by a capco would have no effect on tax credit income or investment benchmarks for the capco. The additional funds could, however, be invested in qualified investments and speed the achievement of the benchmarks.

          In order to address this risk of decertification, which may generally be eliminated by meeting a 50% of capital investment threshold, Newtek’s capcos have structured their investment program, consistent with safe and sound operations, so as to meet the investment benchmarks as early as possible.  As of December 31, 2002, four of Newtek’s capcos, Wilshire Advisers, LLC Wilshire Partners, LLC Wilshire New York Partners II, LLC and Wilshire Louisiana Partners II, LLC had exceed the 50% investment benchmarks and placed their tax credits beyond loss or recapture.  The table below presents the dates and amounts paid for the capco insurance related to the defeasance: repayment of principal to the insurance company investors (Coverage A) and credit enhancement: the compensatory payments in the event of a loss of tax credits (Coverage B). There were no such insurance purchases made in 2001. See, also, Note 2 of Notes to Consolidated Financial Statements.

Capco	Date of Purchase	Premium Paid for Coverage A	Premium Paid for Coverage B

WA	November 1998	$1,647,905	$157,694
Total – 1998		$1,647,905	$157,694

WP	April 1999	$23,127,927	$3,998,948
WLA	October 1999	$9,175,844	$2,193,741
WI	October 1999	$9,086,227	$2,352,786
Total – 1999		$41,389,998	$8,545,475

WNYII	April 2000	$5,019,803	$504,745
WA	May 2000	$661,432	$160,068
WLPII	October 2000	$2,456,565	$319,958
WNYIII	December 2000	$29,052,790	$4,137,438
Total – 2000		$37,190,590	$5,122,209

Colorado	April 2002	$11,654,021	$3,604,978
WLPIII	October 2002	$2,859,644	$1,089,134
Total 2002		$14,513,665	$4,694,112

          Newtek manages a tenth capco, Exponential, LLC, which is not covered by capco insurance as are its other capcos. Exponential is structured differently than Newtek’s other capcos.

          Newtek’s Ability to Compete.  Newtek’s business now requires it to compete at two basic levels.  The capcos compete in their offerings with the three or four other capcos sponsored by various national financial organizations, as well as locally sponsored companies in one or another state.  Newtek’s management believes it has been successful in raising funds because of:

•	the manner in which it has structured the participation by the insurance companies;

•	the insurance which it has been able to obtain to cover any loss of the tax credits and the obligation to repay principal, resulting in a credit rating for the instruments of AAA;

•	the previous business experience of its principals;

•	the national marketing of its programs; and

•	the extensive contacts that its management has as a result of previous experience in the financial community.

          Newtek has structured the capco securities as debt instruments and either warrants for participation in the equity of the particular capco or, during 2002, as a unit with shares of Newtek. Newtek’s capco debt instruments have all been rated AAA or the equivalent by Standard and Poor’s or another nationally recognized rating agency. The debt instruments and the tax credits they are related to are in some but not all state programs transferable, but such a transfer would have no effect on Newtek.  In the past the individual capcos issued warrants entitling the holders to between 4% and 20% of the equity of the particular capco at a nominal exercise price.  During 2002, Newtek has negotiated the exchange of many of these warrants for stock of Newtek which has the effect of reducing or eliminating the minority interests in the capcos and permitting all of the profits or losses of the capcos’ investments to flow up to Newtek as the principal owner of the capcos.  Future capco offerings will likely not include capco warrants as part of the debt offering and will likely include the sale of Newtek common stock.

          In addition to competing for capco funds, which are integral to the current state of the business, Newtek and particularly its partner companies must also compete in a number of markets for the sale of services to other businesses.  Newtek has narrowed the focus of it principal investments to that of 8 business lines.  Each of these require the partner companies to compete not only against other suppliers in their particular state or region of the country, but also against suppliers operating on a national and even a multi-national scale.  However, none of the markets in which the partner companies compete are dominated by a small number of companies which could materially effect the nature or terms of the competition.  In addition, in many cases, the competitors which the partner companies face are not as able as are the partner companies to take advantage of changes in business practices due to technological developments and, by their large size, are unable to offer the personalized service that many small business owners and operators seem to want.  Through the resources available in Newtek, the company is attempting to build the partner companies into successful and profitable ventures.  In 2002, the first of the partner companies showed a net profit for the first time.  Management of Newtek is focused on improving these results of operations.

Principal Business Activities: Partner Companies

          Majority-owned or Primarily Controlled Partner Companies.  Newtek refers to its partner companies as those companies in which it owns 50% or more of the outstanding voting securities, or “majority-owned partner companies,” and those companies in which it owns more than 25% but less than 50% of the outstanding securities, and exercises more control over Newtek than any other shareholder, or “primarily controlled partner companies.” Currently, fourteen (14) of the investments in partner companies are accounted for as consolidated subsidiaries and four (4) of the investments in the partner companies are accounted for under the equity method of accounting. Of these, two have thus far primarily engaged in business with other partner companies and the others are engaged in business with third parties.  See Note 3 to Notes to Consolidated Financial Statements.

          Majority-owned Companies (accounted for under the consolidation method)

          At December 31, 2002, Newtek had 14 majority-owned partner companies, all of which were as a result of investments through the capco programs. The majority-owned companies are grouped below by their business lines:

•	Newtek Small Business Finance, Inc. – SBA Holdings, Inc.

•	Newtek Merchant Solutions – Universal Processing Services – Wisconsin, LLC

•	Newtek Merchant Solutions – Universal Processing Services, LLC (NY)

•	Newtek Merchant Solutions – Universal Processing Services – Louisiana, LLC

•	Newtek Merchant Solutions – Universal Processing Services – Colorado, LLC

•	Newtek Financial Information Systems of Florida – Group Management Technologies, LLC

•	Newtek Financial Information Systems of Louisiana -- Group Management Technologies of Louisiana, LLC

•	Newtek Strategies – Harvest Strategies, LLC

•	Newtek Business Exchange – Transworld Business Brokers of NY, LLC

•	Newtek Client Services – Global Small Business Services, LLC

•	Newtek IT Services -- Advanced Internet Design & Applications, LLC

•	PPM Link, LLC – operating as Newtek Securities, LLC

•	Exponential Business Development Corp.

•	DC Media, LLC

For these majority-owned partner companies, Newtek will generally actively direct much of their operations. These companies are described below and summary financial information is also provided for each in the charts below.  See also, Management’s Discussion and Analysis or Plan of Operation and Note 22 of the Notes to Consolidated Financial Statements.

          Newtek Small Business Finance, Inc. (“NSBF”).  This latest of Newtek’s principal investments was a major transaction for the company and holds much potential for the future.  John Cox, a former Deputy Administrator of the US Small Business Administration with over 30 years experience, and until September 2002 a director of Newtek, following his resignation from the board of Newtek, joined with another 25 year veteran of the SBA, Michael Dowd, and together they organized and initially capitalized what became NSBF.  One of Newtek’s New York capcos provided $2 Million in capital and additional capital of $3.5 Million was raised from other institutional sources of which 2 million was subsequent to December 31, 2002.  NSBF and Newtek together acquired Comcap Holdings Corp., and its subsidiary Commercial Capital Corporation, closing on the last day of 2002.  Commercial Capital had been an active participant in the SBA-guaranteed loan market, having originated about $370 Million in loans and currently servicing about $196 Million in loans including $141 Million of loans serviced for others.

          Newtek was able to bring significant internal and external resources to bear to the transaction, including the agreement to provide a corporate guaranty of NSBF’s bank debt, and issuing 380,471shares of its common stock as consideration for the acquisition (an additional 82,980 shares will be issued in the future if certain hurdles are met).

          Universal Processing Services - Wisconsin, LLC d/b/a Newtek Merchant Solutions of Wisconsin (“UPS-WI”) provides credit card, debit card, gift card and check processing services directly to merchants and also, on a wholesale basis, acts as a processor for merchants that are brought to it through unrelated, third-party marketing organizations.  UPS-WI acquires the majority of its merchant-customers through agreements with independent sales organizations and associations throughout the country which then contract with UPS-WI to provide processing services, and UPS-WI pays these organizations and associations a percentage of the processing revenue derived from their respective merchants.  UPS-WI assists merchants with their initial installation of equipment and initial and on-going service and any other special processing needs that they may have. UPS-WI is continuing to enter into additional independent sales agreements with organizations and associations and has grown its customer base significantly during 2002.

          Since inception in June 2001, UPS-WI has experienced operating losses in each year of operations.  These losses have been primarily related to general corporate overhead and compensation paid to employees of UPS-WI, which together have been greater than the revenues generated by the company on an annual basis.  The company is currently adding approximately 125 customers per month and has reached a customer base of approximately 1,200 as of the end of 2002.  Because of the growth experienced in 2002 and early in 2003, management of Newtek expects that this partner company may show positive cash flow and earnings by the end of 2003.  In addition, the residual value of the current recurring revenue stream could, in the judgment of management, be readily sold at a price approximately equal to the company’s accumulated losses.

          Universal Processing Services, LLC d/b/a Newtek Merchant Solutions of NY (“UPS”) organized in March 2001 and based in New York, markets check, credit and debit card processing services, as well as ancillary processing equipment and software to merchants who accept credit cards, debit cards, and other non-cash forms of payment, the company also markets its products to larger national merchants with multiple locations.  In addition to marketing these services to local markets, UPS is currently establishing relationships with local and regional banks that do not offer their own merchant processing, to enable them to offer these services to their clients through UPS.  UPS provides direct merchant processing services, ancillary processing equipment and other related services for merchants. UPS contracts for the actual processing services provided to its merchants through an agreement with another Newtek partner company, Universal Processing Services -- Wisconsin, LLC.  UPS has steadily increased the number of merchants under contract and has therefore experienced a continued  increase in its monthly residual payments that it receives.

          Since inception UPS has experienced operating losses in each year of operations.  These losses have been primarily attributable to general corporate overhead and compensation and commissions paid to employees of UPS, which together have historically been greater than the revenues generated by the company on an annual basis   As with UPS-WI, the recurring revenue stream created by the aggregation of processing customers will create a value to Newtek that could be significant.

          Universal Processing Services - Louisiana, LLC d/b/a Newtek Merchant Solutions of Louisiana (“UPS-LA”) is engaged in the same business line as the previous partner company, UPS in New York.  It too, has experienced a steady but slow growth in its customer base since beginning operations in September 2001.  Since inception UPS-LA has experienced operating losses in each year of operations.  These losses have been primarily attributable to general corporate overhead and compensation and commissions paid to employees of UPS, which together have historically been greater than the revenues generated by the company on an annual basis

          Universal Processing Services –Colorado, LLC d/b/a Newtek Merchant Solutions of Colorado (“UPS-CO”) is based in Colorado was a start-up in December 2002 and is engaged in the same business line as the previous partner companies, UPS in New York and UPS-LA.  As a start-up, this Company has had no significant business during 2002.

          Harvest Strategies, LLC d/b/a Newtek Strategies (“Harvest”) based in New York provides business development and outsourced management services to small and medium sized businesses. While many startup companies have viable products and services with exciting potential, history has confirmed that most will fail in a short period of time due to their lack of management expertise. Unlike management consulting firms that leave it to management to implement their suggestions, Harvest is distinguished by “rolling up its sleeves and executing the plan” as a true operating partner.  In addition, its principals have experience in assisting companies implement large scale strategies. Harvest is a provider of outsourced executive management and strategic business development and implementation services to startup and early stage businesses. This portion of the market of smaller businesses is, in the judgment of management, largely untouched by the large management consulting firms that are strictly focused on Fortune 1000 companies.

          Harvest’s areas of expertise include sales and marketing, strategy formulation and implementation, financial services, internal control analysis and information technology consulting in the areas of operations and systems management. Upon engagement of Harvest as a strategic partner, each client undergoes a comprehensive and detailed evaluation to determine the appropriate level of involvement by Harvest. Factors considered in this assessment include:

•	the overall viability, short and long term, of the client’s business;

•	the market positioning of the client’s product and/or service;

•	the client’s business planning capabilities in the areas of marketing, sales and sales management, margin management human resources and technical support;

•	the core competencies, skill sets and management skills needed to accomplish goals and objectives; and

•	the financial controls and corporate governance policies in place.

Harvest is most frequently retained to assist businesses in the following areas:

•	business plan formulation and implementation;

•	identification and execution of strategic business initiatives;

•	corporate governance assistance that formally sets forth all the appropriate board, management and legal policies;

•	financial management;

•	development of product offerings, and recommendations concerning sales and marketing initiatives;

•	investor relations management;

•	recruitment and training of employees; and

•	participation in client board meetings as requested.

          Since inception Harvest has experienced operating losses in each year of operations.  These losses have been primarily attributable to relatively large general corporate overhead and the necessary compensation paid to its employees, which together have historically been greater than the revenues generated.  Harvest has been working to improve its gross margins by engaging in consulting agreements with clients that it believes will deliver higher gross margin percentages, providing additional services to existing clients and better overall utilization of its corporate resources and employee productivity.

          Transworld Business Brokers of New York, LLC (“Transworld NY”) d/b/a Newtek Business Exchange of  New York is based in New York and provides brokerage and consulting services in the purchase and sale of small and medium-sized businesses.  Transworld NY focuses on marketing its services to  businesses with annual sales between 1 Million to 20 Million Dollars.  Since Newtek’s original investment in March 2002, Transworld NY has gone through management changes and has experienced operating losses since its inception.  These losses have been primarily attributable to general corporate overhead and compensation paid to employees, which together have historically been greater than the revenues generated by the company on an annual basis.

          Group Management Technologies, LLC (“GMT”) d/b/a Newtek Financial Information Systems of Florida is based in Florida and provides administrative and technological support for small businesses by designing and implementing specialized financial. and management reporting systems and by providing outsourced financial management functions that reduce costs and management requirements for its clientele. GMT targets the market segment of businesses that are too small to afford a full time financial executive, but have grown to the point where managerial and financial controls must be introduced in order to grow the business to the next level. GMT’s specialists work closely with management to create budgets and forecasts that serve as planning tools as well as performance evaluation and control benchmarks.

          Since inception in November 1999, GMT has experienced operating losses in each year of operations.  These losses have been primarily attributable to general corporate overhead and compensation and commissions paid to employees of  GMT, which together have historically been greater than the revenues generated by the company on an annual basis.

          Group Management Technologies of  Louisiana, LLC (“GMT-LA”) d/b/a Newtek Financial Information Systems of Louisiana was organized in December 2002 and is based in Louisiana; it is engaged in the same line of business as is GMT.  Management anticipates that in the future GMT-LA will contract with GMT for some of the services that are supplied to its clients.  Since inception GMT-LA has experienced losses  of which the majority are related to the start up expenses of the company.

          Global Small Business Services, LLC (“Global”) d/b/a Newtek Client Services is based in Florida.  The Company was organized in June 2002 and provides marketing and database management services to small and mid-sized businesses.  Services provided include direct mail, direct response, inbound and outbound targeted telephone marketing and marketing consultation on program design and development.  Since inception Global has experienced losses of which the majority are related to the start up expenses of the company.

          Advanced Internet Design & Applications, LLC (“AIDA”) d/b/a Newtek IT Services was organized in western New York in 2000 and sells services to fulfill the need of small businesses for internet website creation, design and hosting.  In particular, AIDA provides integrated and marketing internet portals on a project basis for small businesses.  Newtek originally had high expectations for this company, but the developments in this area of business have made the ability of small companies to market such services profitability much more difficult.  AIDA has experienced operating losses since inception.  Newtek has narrowed the focus of the business and is exploring other ways in which it can improve the results of its operations.

          PPM Link, LLC (“PPM Link”) based in New York City and operating through its subsidiary Newtek Securities, LLC,  raises equity capital and debt for its clients, which are predominately small to mid sized businesses which need financing for the implementation of their business plan. PPM Link owns Newtek Securities, a broker dealer registered with the National Association of Security Dealers, and placed most efforts during 2002 into building a data base of potential investors. Newtek Securities began in 2002 to market its services as a placement agent for the securities of businesses across a number of industries. In 2002 these have included companies that focus on the specialty finance industry, the gaming industry and the transportation industry.  Only one transaction has been completed through December 31, 2002.

          Since inception in March 2001, PPM Link has experienced operating losses in each year of operations.  These losses have been primarily attributable to general corporate overhead and compensation and commissions paid to employees of PPM Link, which together have historically been greater than the revenues generated.  In addition, general economic and market conditions during the past year have made raising money for small and mid-sized companies quite difficult, and this has had a negative effect on the performance of PPM Link.

          Exponential Business Development Company, Inc. (“Exponential”) was originally organized in the mid-1990s to participate in the New York State capco program (effectively, a competitor of Newtek).  It had structured its capco (Exponential, LLC) transactions differently than has Newtek with ownership being sold to the insurance company investors and a small equity portion retained by Exponential, the manager.  The capco has made 11 small equity investments and 3 additional investments of both debt and equity.  Exponential has also organized another investment vehicle (Exponential of New York, LP) that has made 6 equity investments and two others involving debt. Newtek’s interest in this acquisition was due to the high reputation of the individuals participating in the company and the ability to identify and make investments in the northern and western areas of New York State.

          DC Media Finance, LLC was organized in mid 2002 to engage in the business of providing financing necessary for a number of small businesses attempting to market a product through direct response  television advertising.  This niche product enables such manufacturers or distributors to obtain financing specifically structured for the acquisition of media time with repayment also structured for the requirements of that function.  DC Media has completed one financing transaction and has shown a loss in its first half year of operations.

          The unaudited summary financials for the partner companies accounted for as consolidated subsidiaries follow. These financial statements also reflect the degree to which Newtek’s partner companies interact with each other to provide and market needed goods or, particularly, services from each other. The income from services provided to other partner companies is shown as “Intercompany Eliminated Revenue” and the cost of services acquired from other partner companies is shown as “Intercompany Eliminated Expenses.” All such inter-partner company transactions were conducted on terms and conditions no less favorable to each party than those available from third parties. See also Note 22 to the Notes to the Consolidated Financial Statements.

CONSOLIDATED ENTITIES

	Newtek Strategies (Harvest)		Newtek Merchant Solutions – CO (UPC-CO)		Newtek Merchant Solutions – NY (UPS)		Newtek Merchant Solutions – LA (UPS-LA)		Newtek Merchant Solutions – WI (UPS-WI)

	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001

Cash	$256,233	$1,638,703	$3,248,403	(a)	$18,611	$2,969,784	$705,617	$1,259,089	$445,686	$1,798,864
Other Assets	$207,801	$117,588	$2,662	(a)	$417,956	$486,632	$26,485	$19,251	$254,444	$46,722
Total Assets	$464,034	$1,756,291	$3,251,065	(a)	$436,567	$3,456,416	$732,102	$1,278,340	$700,130	$1,845,586
Current Liabilities	$33,006	$53,026	$14,433	(a)	$108,554	$51,630	$29,729	$7,251	$118,670	$19,174
Total Liabilities	$33,006	$1,002,978	$14,433	(a)	$584,112	$3,451,640	$29,729	$7,251	$1,588,670	$1,909,074
Total Equity (Deficit)	$431,028	$753,313	$3,236,632	(a)	$(147,545)	$4,776	$702,373	$1,271,089	$(888,540)	$(63,488)

CONSOLIDATED ENTITIES

	PPM Link		Exponential Business Development Co., Inc.		Newtek Small Business Finance (NSBF)		Newtek IT Services (AIDA)		Newtek Financial Information Systems – FL (GMT)

	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001

Cash	$1,254,506	$1,700,109	$41,973	$106,642	$4,367,870	(a)	$2,372	3,835,404	$70,034	17,799
Other Assets	$61,686	$130,558	$25,551	$41,372	$59,296,476	(a)	$64,910	170,464	$131,985	113,438
Total Assets	$1,316,192	$1,830,667	$67,524	$148,014	$63,664,346	(a)	$67,282	4,005,868	$202,019	131,237
Current Liabilities	$1,069,144	$46,553	$59,996	$57,350	$2,704,417	(a)	$103,655	60,673	$44,809	13,795
Total Liabilities	$1,919,144	$1,896,553	$59,996	$57,350	$58,028,909	(a)	$158,260	3,575,323	$194,809	188,449
Total Equity (Deficit)	$(602,952)	$(65,886)	$7,528	$90,664	$5,635,437	(a)	$(90,978)	430,545	$7,210	(57,212)

CONSOLIDATED ENTITIES

	Newtek Financial Information Systems – LA (GMT-LA)			Newtek Business Exchange of NY (Transworld – NY)			Newtek Client Services (Global)		DC Media Finance		Totals

	2002	2001		2002	2001		2002	2001	2002	2001	2002	2001

Cash	$284,000		(a)	$3,186,239		(a)	$2,377,662	(a)	$344,293	(a)	$16,603,499	$13,326,394
Other Assets	$500		(a)	$55,005		(a)	$1,415	(a)	$385,063	(a)	$60,931,939	$1,126,025
Total Assets	$284,500		(a)	$3,241,244		(a)	$2,379,077	(a)	$729,356	(a)	$77,535,438	$14,452,419
Current Liabilities	$11,373		(a)	$21,089		(a)	$0	(a)	$92,226	(a)	$4,411,101	$309,452
Total Liabilities	$11,373		(a)	$346,089		(a)	$0	(a)	$736,003	(a)	$63,704,533	$12,088,618
Total Equity (Deficit)	$273,127		(a)	$2,895,155		(a)	$2,379,077	(a)	$(6,647)	(a)	$13,830,905	$2,363,801

CONSOLIDATED ENTITIES

	Newtek Strategies (Harvest)		Newtek Merchant Solutions – CO (UPC-CO)		Newtek Merchant Solutions – NY (UPS)		Newtek Merchant Solutions – LA (UPS-LA)			Newtek Merchant Solutions – WI (UPS-WI)

	2002	2001	2002	2001	2002	2001	2002	2001		2002	2001

Revenue	$558,119	$167,256	$215	(a)	$417,826	$219,809	$67,967	1,765		$1,180,648	$29,407
SG&A	835,247	393,976	72,258	(a)	631,432	259,092	547,589	80,676		1,903,475	39,340
Depreciation and Amortization	8,886	488	0	(a)	43,564	1,818	2,974	0		11,761	11,761
Interest expense	35,624	19,479	0	(a)	30,188	154,123	0	0		84,875	41,854
Income/Loss	(321,638)	(246,687)	(72,043)	(a)	(287,358)	(195,224)	(482,596)	(78,911)		(819,463)	(63,548)
INTERCOMPANY ITEMS INCLUDED IN ABOVE
Revenue	404,612	78,179	15	—	42,129	2,394	11,984	0		31,964	—
SG&A	45,842	12,649	95	—	138,180	54,054	92,399	12,522		149,422	1,574
Interest Expense	35,625	19,479	0	—	30,188	154,123	—		(a)	84,875	41,854

CONSOLIDATED ENTITIES

	PPM Link		Exponential Business Development Co., Inc.		Newtek Small Business Finance (NSBF)		Newtek IT Services (AIDA)		Newtek Financial Information Systems – FL (GMT)

	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001

Revenue	$367,604	$35,000	$223,160	$253,160	$0	(a)	$393,679	$257,437	$521,154	$281,319
SG&A	677,601	361,449	305,496	200,973	0	(a)	818,988	541,941	577,609	722,649
Depreciation and Amortization	875	159	800	800	0	(a)	10,152	7,440	22,194	9,977
Interest expense	97,510	80,367	0	0	0	(a)	53,237	151,537	8,076	54,712
Income/Loss	(408,382)	$(406,975)	(83,136)	51,387	0	(a)	(488,698)	(443,481)	(86,725)	(506,019)
INTERCOMPANY ITEMS INCLUDED IN ABOVE
Revenue	175,218	15,000	—	—	—	(a)	41,401	41,045	304,872	53,704
SG&A	36,923	8,690	—	—	—	(a)	102,741	42,565	34,352	28,154
Interest Expense	97,510	80,367	—	—	—	(a)	53,050	150,937	8,076	54,712

CONSOLIDATED ENTITIES

	Newtek Financial Information Systems – LA (GMT-LA)		Newtek Business Exchange of NY (Transworld – NY)		Newtek Client Services (Global)		DC Media Finance		Totals

	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001

Revenue	$0	(a)	$0	(a)	$0	(a)	$46,668	(a)	$3,777,040	$1,245,153
SG&A	11,373	(a)	195,996	(a)	62,236	(a)	102,893	(a)	6,742,193	2,600,096
Depreciation and Amortization	0	(a)	6,630	(a)	133	(a)	14,166	(a)	122,135	32,443
Interest expense	0	(a)	6,649	(a)	0	(a)	18,350	(a)	334,509	502,072
Income/Loss	(11,373)	(a)	(209,275)	(a)	(62,369)	(a)	(88,741)	(a)	(3,421,797)	(1,889,458)
INTERCOMPANY ITEMS INCLUDED IN ABOVE
Revenue	0	(a)	—	(a)	—	(a)	—	(a)	836,962	197,166
SG&A	0	(a)	37,900	(a)	37,900	(a)	7,717	(a)	672,110	132,280
Interest Expense	0	(a)	6,094	(a)	6,094	(a)	3,573	(a)	318,992	501,472

(a)  Not in existence or prior to acquisition

          Primarily Controlled Companies (accounted for under the equity method)

          At December 31, 2002, Newtek had four primarily controlled partner companies, all of which were as a result of investments through the capco programs. For primarily-controlled partner companies, Newtek will generally have significant involvement in and influence over their operating activities, including rights to participate in material management decisions. A description of these partner companies and a summary of their financial results follows.  See also “Management’s Discussion and Analysis” and Note 22 to the Consolidated Financial Statements.

          Starphire Technologies, LLC, (“Starphire”), located in Clearwater, Florida, was organized to provide  information technology and electronic commerce services to small and mid-sized companies, including both software development and consulting services. Starphire’s flagship product, SiteSageTM is a suite of web-site development, deployment and management software, consisting of an editing environment from which technical users can build custom applications and non-technical users can manage site content quickly and efficiently.  Newtek monitored this partner company closely over its first two years of operations and determined late in 2002 that the resources and capital to Starphire would be insufficient to permit it to compete effectively in a very dynamic market with major, well funded competitors.  As a result, the decision was made to wind-down operations and focus on providing hardware and software products and services provided by other larger scale providers.  Starphire and Newtek are currently exploring a strategic alliance, joint venture or private labeling arrangement which would permit the company to market the services, which are in clear demand by small businesses, of a larger company under the Newtek small business brand.

          NicheDirectories, LLC, (“Niche”), a Florida-based company, was founded in 1995. Niche is an online service provider and informational directory for the summer camp industry. KidsCamps.com (www.kidscamps.com) their flagship brand, is an online directory for information on over 1,400 summer camps and experiences for children. The company entered into a joint marketing agreement with MBNA America Bank, N.A. to provide what management believes to be the first consumer credit facility specifically designed to finance children’s tuition for summer camp and related recreational and educational programs. The company also publishes CampJobs.com (www.CampJobs.com), a job posting site for the camping industry, GrownUpCamps.com (www.GrownUpCamps.com), a directory for recreational and instructional programs for adults, RetreatSearch.com (www.RetreatSearch.com), an online directory of alternative meeting sites for seminars, reunions and picnics, and the e-commerce sites CampersMall.com. and CampDirectorsMall.com.  Newtek has also been instrumental in assisting Niche enter into an agreement with American International Group for the marketing of specialized insurance products to camp operators and attendees.  Niche management believes that at present it is the most popular internet site for camp related information.

          Transworld Business Brokers, LLC (“TWBB”) based in Florida, is engaged in the marketing and sale of small to medium-sized businesses and serves as a consultant in mergers and acquisitions of companies in this size range. TWBB specializes in dealing with businesses in several categories including the automotive, distribution, restaurant, manufacturing, medical, retail, service, and franchise industries. TWBB’s revenue in 2001 exceed $1 Million and in 2002 grew to $2.2 Million.  The company was profitable in 2002 having brokered over 300 business transactions since inception in 2000.  The company’s goals include maintaining increased revenues and profitability, and to geographically expand to include all of Florida and neighboring states, and to introduce new technological methods of evaluating and facilitating transactions, and eventually to establish a dominant presence as a business broker on a national basis.

          Copia Technology Services, LLC (“Copia”) is a Wisconsin-based company recently organized to provide billing management services. Newtek’s equity interest in Copia was obtained through a merger of into it of CB Real Net, LLC (a former Newtek partner company which was not successful)  Copia was organized late in 2002 and as yet has no employees or assets.  Newtek management and the organizers of Copia are currently working on designing projects that would provide outsourced services to municipalities for the collection and payment of parking and traffic violations.  Because it is initiating operations, no summary financial statements are shown below for this company.

          The former partner company, CB Real Net, LLC, had been organized to provide the design and implementation of a technology platform for an affiliated entity which was in the process of establishing a real estate franchise network in Europe, which for various reasons unrelated to the performance of Newtek’s partner company was unsuccessful.  Newtek’s capco had made a loan of $2.5 Million and taken a 20% equity participation in CB Real Net; principal and interest on the loan was paid in full and thereafter the company was merged into Copia, in which Newtek retains its 20% interest.

          The summary financials for these Partner companies accounted for through the equity method follow. These unaudited summary financial statements also reflect the degree to which Newtek’s partner companies interact with each other to provide and market needed goods or, particularly, services from each other. The income from services provided to other partner companies is shown as “Intercompany Eliminated Revenue” and the cost of services acquired from other partner companies is shown as “Intercompany Eliminated Expenses.” All such inter-partner company transactions were conducted on terms and conditions no less favorable to each party than those available from third parties. See also Note 22 to the Notes to the Consolidated Financial Statements.

ENTITIES UNDER THE EQUITY METHOD (a)

	Starphire		Nichedirectories		Transworld Business Brokers – FL		Totals

	2002	2001	2002	2001	2002	2001	2002	2001

Cash	$14,653	$1,352,823	$212,409	$556,741	$153,087	$245,515	$380,149	$2,155,079
Other Assets	402,874	460,508	288,093	273,328	328,261	334,854	$1,019,228	$1,068,690
Total Assets	$417,527	$1,813,331	$500,502	$830,069	$481,348	$580,369	$1,399,377	$3,223,769
Current Liabilities	$34,330	$85,652	$438,915	$354,861	$53,990	$22,457	$527,235	$462,970
Total Liabilities	$34,330	$1,085,652	$484,850	$354,861	$168,990	$262,457	$688,170	$1,702,970
Total Equity (Deficit)	$383,197	$727,679	$15,652	$475,208	$312,358	$317,912	$711,207	$1,520,799

(a)  Copia Technology Services, LLC omitted due to lack of operations since inception in 2002.

ENTITIES UNDER THE EQUITY METHOD (a)

	Starphire		Nichedirectories		Transworld Business Brokers – FL		Totals

	2002	2001	2002	2001	2002	2001	2002	2001

Revenue	$122,782	$359,675	$754,043	$614,701	$2,237,869	$1,066,495	$3,114,694	$2,040,871
SG&A	426,476	1,073,104	1,123,519	1,194,716	2,220,955	1,092,394	3,770,950	3,360,214
Depreciation and Amortization	28,252	30,863	20,214	16,453	2,445	505	50,911	47,821
Interest expense	12,451	28,156	1,194	—	10,125	6,000	23,770	34,156
Income/Loss	(344,397)	(772,448)	(390,884)	(596,468)	4,344	(32,404)	(730,937)	(1,401,320)
INTERCOMPANY ITEMS INCLUDED IN ABOVE
Revenue	(17,127)	73,397	—	—	—	—	(17,127)	73,397
SG&A	28,578	46,107	66,908	1,014	21,740	8,028	117,226	55,149
Interest Expense	12,451	28,750	—	—	10,125	6,000	22,576	34,750

(a)  Copia Technology Services, LLC omitted due to lack of operations since inception in 2002.

          Other, Passive or Venture Capital Investments.

          In addition to its principal business activities focused on the provision of services to small and medium sized business, Newtek also has made investments, usually smaller or in the form of debt, in a number of other companies. For those companies in which Newtek’s equity ownership and voting power is less than 25% Newtek is generally not actively involved in the management or day-to-day operations, but offers the businesses advisory services or assistance with particular projects, as well as the collaborative services of its partner companies. In pursuing business objectives, Newtek intends to hold a decreasing portion of its total assets in companies in which it has voting power of less than 25%, but these companies are an important part of the network that Newtek is developing, as they provide access to markets and customer lists that are valuable for all of the other partner companies in one manner or another.

          As Newtek pursues its business strategy and focuses on the acquisition of majority or controlling positions in additional partner companies, it expects other company investments to comprise a shrinking portion of its overall income and value. In addition, Newtek may, to the extent possible, increase its interests in these companies so that it has an ownership interest sufficient to integrate them within its network of partner companies. Alternatively, it may dispose of some or all of the interests in other investments if, in the aggregate, they are anticipated to constitute more than 30% of Newtek’s non-consolidated total assets (exclusive of Government securities and cash items). See “Government Regulation; Investment Company Act of 1940.”

          A listing of all of the debt or equity investments in these and all other companies is set forth in the Notes to the Consolidated Financial Statements. The principal investments in this category are described below.  Note that each of these companies had received significant debt investments from Newtek’s capcos (other than MDS) and all have been repaid in full.

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

          1-800 Gift Certificate, Inc. (“1-800”) sells corporate incentive programs through proprietary Internet-based programs that are designed to influence consumer and employee behavior by enabling them to select the award of their choice. In conjunction with providing such programs, 1-800 builds a data base of incentive program participants. By retaining the rights to this data base, the company creates powerful revenue opportunities by developing these data bases for third parties. 1-800 combines Internet-based solutions with gift certificates from over 150 national retailers to create dynamic reward/incentive programs. The company’s web-based infrastructure provides participants real-time access through multiple channels, both online and off. It also provides administrators with a platform that is flexible, scalable and cost-effective.

          Direct Creations, LLC is a direct response marketing company that develops and markets products for sale to consumers through short and long-term television advertisement programs, electronic and traditional retail distribution channels and the Internet. The Company launched its first commercial product, the “Zen Oracle” golf putter in 2001,. The management of the company has many years of experience in the direct response industry, with expertise in the areas of manufacturing, marketing, “info-mercial” production, advertising and intellectual property development..

          Merchant Data Systems, LLC (“MDS”) (www.merchantdatasystems.com) offers almost all types of businesses an array of services including credit and debit card processing, electronic benefits transfer, electronic check services, equipment sales, leasing and rental programs, 24-7 customer service, supplies and technical support as well as other related payment processing products and services. Through network resources, MDS can offer all the necessary credit card services to meet the needs of almost any commercial establishment in the United States and Canada. MDS relationships include some of the largest FDIC insured banks in the United States.

          BuySeasons, LLC, a Wisconsin based company, is a retailer of seasonal merchandise and category-specific, informational content on the Internet. The company creates category-specific and uniquely branded web sites that utilize the same personnel and site infrastructure but serve different peak selling periods, thereby leveraging fixed costs and expenses. By producing a “family” of Internet sites that target specific markets, BuySeasons is able to provide a multitude of products to an increasingly diverse customer base.

       Investment Selection Philosophy.

          There are currently four prevailing themes in the selection of partner companies which play a guiding if not absolute role in the investments of Newtek, its capcos and subsidiaries.

•	First, service provider companies that are able to provide business and management services to small and medium sized businesses in a cost effective way. The service providers’ ability to construct innovative business models, target new market opportunities, define growth plans and develop new service offerings plays an important role in the overall success of  Newtek’s partner companies as well as other small businesses.

•

Second, are small businesses that have developed a product or service, sold this product or service to an existing, defined customer base and have successfully captured a meaningful segment of a market. These companies benefit from the other, service provider partner companies’ core competencies which are used to support and supplement the existing management skills. This structure lets the management teams exploit their personal strengths as managers and supplement their needs through an integrated network of service provider companies.

•

Third, are strong management team members and core competencies to add to the partner company network. Generally, these partner company investments involve the replication of an existing partner company’s products and services in another geographic region in which Newtek operates.

•

Fourth, the ability of the business to add large numbers of other small businesses to the marketing universe of affiliated companies as to facilitate the cross marketing of many other products and services. This ties in directly with Newtek’s overall objective of aggregating numerous small business markets for purposes of cross marketing.

          The Company has adopted a committee approach to investment or partner selection decisions, thereby tapping the experience of all participants in the process. A key feature of Newtek’s decision-making process is its requirement that the selection of companies to include within its collaborative network and other investments be made unanimously by the senior management and the local participants in the involved Regional Business Development Center. The Company believes that this unanimity requirement ensures that its decisions will continue to be well developed, sound and consensus oriented.

Execution

          Regional Business Development Centers.  A key to the implementation of Newtek’s strategy is its emphasis on its eight Regional Business Development Centers. These offices are staffed or associated with individuals with experience in working with small businesses who are able to identify and evaluate potential partner companies and particularly the local entrepreneurs that Newtek will work with.  They are also able to provide important services for Newtek in its monitoring efforts and assist in the promotion and development of the Newtek brands of small business products and services. In many cases, these individuals have made substantial investments in the equity of the capcos associated with their regional centers and retain responsibility for local coordination of communications and compliance with local capco programs.

          Once a company becomes associated with Newtek, it benefits not only from access to financing that Newtek can make available or assist in finding, but also from the involvement of Newtek’s senior management and its Advisory Committee, (described below), all of whom have significant experience in meeting the critical needs of small businesses.

          Regional Managers. Newtek’s regional management consists of the following individuals.

          Christopher Bauer, Wisconsin - Mr. Bauer has had over 28 years of experience in commercial banking at Firstar Corporation, a $38 Billion diversified financial services company. For the last 10 years Mr. Bauer has served as the President of Firstar Bank of Milwaukee. Firstar Bank of Milwaukee is considered one of the region’s leading banks in structuring and financing a host of commercial products, including capital markets, structured finance, mergers and acquisitions and venture equity investments, especially in small to mid-ranged companies. Prior to serving as President, Mr. Bauer directed all merger and acquisition activity for Firstar, following 15 years experience in various capacities focused on consumer and small business banking. He was also a director of the $10 Million Wisconsin Venture Capital Fund, which assisted small early-stage Wisconsin companies.

          Charles W. Kearns, Wisconsin - Mr. Kearns has spent the last 16 years working with both regional and national investment banking firm including E.F. Hutton, Salomon Smith Barney, Cleary Gull, and B.C. Ziegler & Co. Mr. Kearns’ experience includes Manager of the Financial Institutions and Fixed Income Departments, as well as serving on the Board of Directors at Cleary Gull. Mr. Kearns is currently founder and Principal of Premier Financial Corporation, a financial advisory firm.  He has participated in raising venture capital for several enterprises, including Internet and financial service companies, as well as numerous private and public placements of debt and equity securities. Mr. Kearns is also co-founder and owner of Klein Corporation, a manufacturing company in the standby power industry.

          Gregory L. Zink, Florida - Mr. Zink has over 20 years of broad based international financial and managerial experience in public and private corporations. Mr. Zink also has over 10 years experience in the venture capital business including investing, structuring, consulting, and managing investments in both early stage and mature private and public businesses. Mr. Zink has previously served as the investment advisor and consultant to a private investment trust with assets in excess of $30 Million as well as a Director, President, CEO and CFO of Heuristic Development Group, Inc.(“HDG”). Mr. Zink was a founder and President at the time of HDG’s initial public offering on NASDAQ. He has also been the Chairman and CFO of Nekton Diving Cruises, Inc. and currently serves as a Director, CEO and CFO of Nautilus Group Japan, Ltd. (“NGY). NGJ is the exclusive distributor and franchiser of Nautilus in Japan. During Mr. Zink’s tenure, he has negotiated several contracts and a leveraged buyout with some of Japan’s largest corporations, including Mitsubishi and Sumitomo. Mr. Zink earned his MBA from the Wharton Business School at the University of Pennsylvania in 1983 and his BS in Finance from Pennsylvania State University in 1979. In 1981, he graduated from General Electric Corporation’s Financial Management Program after holding a variety of financial positions at GE’s Lighting Business Group in Cleveland, Ohio. Following graduate business school, Mr. Zink was employed as a Senior Consultant with Touche Ross (now merged as Deloitte Consulting). During his three years, he worked on a variety of financial, strategic and operational consulting assignments.

          Jeff M. Schottenstein, Florida - During the past 30 years, Mr. Schottenstein has been a Director of Schottenstein Investment, a diversified investment holding company with $650 Million in assets, Vice President of Schottenstein Stores’ Value City Stores Division (NYSE symbol VCD) and CEO of Schottenstein Realty Company, which specializes in the investment and restructuring of companies. Mr. Schottenstein has been involved in the capitalization and restructuring of numerous retail enterprises, including Weiboldts’ Department Stores, Chicago, Illinois; Strauss Auto Parts, New York, New York; Valley Fair Discount Stores, New Jersey; Steinbach Stores and others. Along with his investors, Jeff Schottenstein has successfully acquired Bell Supply Company (retail oil and gas equipment supply company based in Kilgore, Texas) and Omni Exploration Company, the first successful Chapter 11 reorganization of an oil and gas service company in the United States. Mr. Schottenstein also serves on the Board of Directors of Newtek.

          F. Anderson Stone, Louisiana - Mr. Stone has more than 25 years of institutional credit analysis and investment experience managing high-grade public and private corporate, high yield public corporate, and mortgage-backed fixed income; equity; limited partnership and alternative asset portfolios for income and growth. Mr. Stone has held various life insurance investment positions including Vice President Corporate Securities at Pan-American Life Insurance Company, and Senior Portfolio Manager at The Life Insurance Company of Virginia and Second-Vice President-Investments at Shenandoah Life Insurance Company. As a registered investment advisor and register representative, he has advised individuals and institutions in the formation and implementation of portfolio strategies.

          Dirk E. Sonneborn, New York - Mr. Sonneborn organized and continues, following Newtek’s acquisition, managing and operating the Exponential capco. Mr. Sonneborn has 25 years experience as a certified public accountant and, while at a predecessor firm of PricewaterhouseCoopers, LLP, he was a manager in the Emerging Business Service Group focused on new and emerging businesses. He has managed the capco program and its investments for Exponential and has participated as an investor in numerous technology oriented business ventures in the upstate New York area. He was also a founding member in 1986 of the Technology Business Advisory Group, a trade organization based in Syracuse. As a resource within Newtek’s network of companies, Mr. Sonneborn will be available to assist other partner companies their business plans.

          Doug Baird, Colorado - Mr. Baird is Vice President - Marketing for The Stone Pine Companies, Denver, CO. Since 1997 Mr. Baird has identified Colorado-based venture capital investments for Stone Pine and maintains strong relationships within the state’s venture community. He has built and maintains Stone Pine’s data base of active private equity funds, sponsors and private equity advisors. Mr. Baird has developed long-standing relationships with senior members of Hamilton Lane Advisors, Inc., the private equity advisor to several large public employee pension systems. For 17 years prior to joining Stone Pine Mr. Baird had developed and/or marketed financial and investment products to institutional and retail clients including leasing portfolios, commercial real estate, public securities and private equity venture transactions. With associates and partners, he has been responsible for raising capital in excess of $100 Million. In 1991 Mr. Baird founded and served as Managing Director of Golden State Financial Services, LLC, a Denver-based private investment banking firm. Mr. Baird negotiated several private financing facilities including one between a large Denver homebuilder & site developer and GE Capital.  Mr. Baird was Vice President and Regional Marketing Director for Franchise Finance Corporation of America (FFCA) from 1988 through 1991. While at FFCA Mr. Baird assisted in raising over $200 Million in private equity investments for issuers in a variety of industry sectors. Mr. Baird received N.A.S.D. Series 7 and 63 licenses in 1980 and in 1983 began employment with PaineWebber, Inc.

          The individuals managing the Regional Business Development Centers (the “regional managers”) have all participated in the capitalization and organization of the capco located in their area. They serve a number of functions within Newtek’s business model. The regional management are the local principals that satisfy any applicable capco requirements for the participation of local parties with investment experience. In addition, each individual, excluding

Mr. Schottenstein, has consulting agreements with one of Newtek’s non-capco subsidiaries whereby they provide time and resources (office space, telephones, supplies, clerical assistance) to the management of their respective capco. Fees paid to the regional managers are a portion of the management fee earned by Newtek for the management of the capco funds, and range in amount from $77,000 to $115,000 per year. Two of the individuals devote a much greater proportion of their time to the affairs of the respective capco and are employed by Newtek’s subsidiary at salaries of approximately $120,000 per year. These costs are not paid or reimbursed by the capcos or the partner companies.

          These consulting agreements require that the regional managers provide a meaningful amount of their time, but none are on a full time basis and all conduct other activities, and other investments, as well. Included within the services provided are the services provided by Newtek to the investee companies which receive funds from a capco. As the regional managers have been chosen because they have many years of relevant experience, the investee and partner companies are able to benefit from the availability of their experiences, knowledge, contacts, resources and skills. Partner companies and other investees who receive these services do not generally pay anything for them as they are provided by Newtek to ensure the success of its acquisitions and investments. However, when a partner company within Newtek’s network purchases services from another partner company, it pays the fair value for those services but because of inter-company elimination, the effect on Newtek is nil.

          Similarly, the capcos themselves require attention for the identification of debt or equity investments in order to meet their respective minimum investment goals under the programs. The regional managers are an important part of Newtek’s efforts to identify and screen appropriate investments because of their deep knowledge of and participation in their communities. The cost of these services are included in the consulting agreements with the individuals. Finally, because of their stature in their communities, the regional managers are able to assist Newtek in its newer initiatives in non-capco areas

          Newtek’s Regional Business Development Centers are located as follows:

• Wisconsin	• New York
1330 West Towne Square Road	462 Seventh Avenue, 14th Floor
Mequon, Wisconsin 53902	New York, New York 10018

• Florida	• New York
1000 Brickell Avenue	100 Quentin Roosevelt Blvd.
Miami, Florida 33131	Garden City, New York 11550

• Florida	• New York
Boynton Beach, Florida	216 Walton Street
Syracuse, New York 13202

• Louisiana	• Alabama
1 Canal Place	250 Commerce Street
New Orleans, Louisiana 70130	Montgomery, AL 36104

• Colorado
1530 16th Street
Denver, Colorado 80202

          Advisory Committee. The Advisory Committee has been used as a direct extension of Newtek’ management. Advisory Committee members are a source of information and are used to focus on specific technologies and industries where the highest level of sophistication is required for business development. The Advisory Committee consists of individuals from diverse backgrounds, but with specific knowledge regarding different aspects of business development and  technology. The individuals include:

•	Michael Balboni - New York State Senator

•	Barry Simon - Vice President, Content Development - American Express

•	Thomas P. Falus – President, Strategic Ventures Group, and Director, Cushman & Wakefield, Inc.

          Members of the Newtek Advisory Committee have provided or are currently providing assistance in areas such as the introduction and negotiation of potential joint ventures, marketing analysis and strategic advice to Newtek and the partner companies and management recruitment assistance. Specifically, advisory members have provided assistance to partner companies in the area of negotiating a consumer credit facility with a major national financial service provider and have assisted in the solicitation of credit card processing businesses. The members of Newtek’s Advisory Committee have made themselves available to consult with management or partner companies on an as needed basis. The compensation provided to the members of the Advisory Committee has been in the form of, generally 10,000, stock options. Depending on the scope and extent of services provided by a member of the Advisory Committee, Newtek may agree to enter into additional compensation arrangements if so warranted.  Newtek is not currently under contract to any of the Advisory Committee members and is under no obligation to make any future payments to any of them.

Government Regulation; Investment Company Act of 1940

          Overview.  Because of the nature of the business of Newtek, management of Newtek has addressed the question of the application of the Investment Company Act of 1940, as amended (the “Investment Company Act”), to the business of Newtek. As discussed below, the application of the Investment Company Act to Newtek would impose requirements and limitations that are materially inconsistent with Newtek’s current and intended business strategy.  However, with the increase during 2001 and 2002 of investment focus on operating companies, management believes that concern for unintended holding company status has been decreased materially.

          Companies that are publicly offered in the U.S. and which (1) are, or hold themselves out as being, engaged primarily or proposing to engage primarily in the business of investing, reinvesting or trading in securities, or (2) own or hold investment securities exceeding 40% of the value of their total assets (adjusted to exclude U.S. government securities and cash) and are engaged in the business of investing, reinvesting, owning, holding or trading in securities, are considered to be investment companies under the Investment Company Act. Unless an exclusion from registration were available or obtained by grant of a Securities and Exchange Commission (“SEC”) order, these companies must register under this Act and, thus, become subject to extensive regulation regarding several aspects of their operations.

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

          Newtek’s business strategy and business activities involve taking mainly majority-ownership and primary controlling interests in partner companies with a view to participating actively in their management and development. Newtek believes that this strategy and the scope of its business activities would not cause it to fall within the definition of investment company or, if so, provide it with a basis for an exclusion from the definition of investment company under the Investment Company Act.

          Consequences of Investment Company Regulation.  Investment Company Act regulations are inconsistent with Newtek’s strategy of actively managing, operating and promoting collaboration among its network of partner companies, and it is not feasible for Newtek to operate its business as a registered investment company. Newtek believes that because of the planned structure of Newtek’s interests in its partner companies and its business strategy, it will not be regulated under the Investment Company Act.  However, Newtek cannot assure you that the structure of its partner company interests and other investments and its business strategy will preclude regulation under the Investment Company Act, and Newtek may need to take specific actions that would not otherwise be in its best interests to avoid such regulation.

          If Newtek falls under the definition of an investment company, and is unable to rely on an available exclusion or to obtain an order of the SEC granting an exclusion, it would have to register under the Investment Company Act and comply with substantive requirements under the Investment Company Act applicable to registered investment companies. These requirements include:

•	limitations on Newtek’s ability to borrow;

•	limitations on Newtek’s capital structure;

•	restrictions on acquisitions of interests in associated companies;

•	prohibitions on transactions with affiliates;

•	restrictions on specific investments; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations.

          These rules and regulations would significantly change Newtek’s operations and prevent it from executing its business model.

Government Regulation; State Capco Regulations

          Each of the states which operate capco tax credit programs have established administrative mechanisms to monitor compliance with the requirements of the programs, that is to verify that the capcos have met applicable minimum investment requirements and are otherwise acting in conformance with the statutes and rules. Requirements include limitations on the initial size of the recipients of the capco funds, including the number of their employees, the location within the respective state of the recipients and the recipients’ commitment to remain therein for a specified period of time, the types of business conducted by the recipients, and the terms of the investments in the recipients. Capcos are required to maintain detailed records so as to demonstrate to state examiners compliance with all applicable requirements. Contrary to other programs, the regulatory requirements applicable to capcos are, generally, limited to the minimum investment requirements. The capcos operated by Newtek are currently in full compliance with all applicable requirements and management anticipates no difficulty in maintaining that status in the future.

Government Regulation: Sarbanes-Oxley Act of 2002

          On July 30, 2002, the President of the United States signed the Sarbanes-Oxley Act of 2002 into law.  The Sarbanes-Oxley Act provides for sweeping changes with respect to corporate governance, accounting policies and disclosure requirements for public companies, and also for their directors and officers.  Section 302 of the Sarbanes-Oxley Act (“Corporate Responsibility for Financial Reports”) required the SEC to adopt new rules to implement the requirements of the Sarbanes-Oxley Act.  These requirements include new financial reporting requirements and rules concerning corporate governance.  New SEC rules, effective August 29, 2002, require a reporting company’s chief executive and chief financial officers to certify certain financial and other information included in the company’s quarterly and annual reports.  The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the company’s disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about the company’s controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation.

          See “Certifications” for certifications by Newtek’s Chief Executive Officer and Chief Financial Officer of the financial statements and other information included in this Annual Report on Form 10-KSB.  See Item 14 (“Controls and Procedures”) below for Newtek’s evaluation of disclosure controls and procedures.  The certifications required by Section 906 of the Sarbanes-Oxley Act also accompany this Form 10-KSB.

Shareholder Value

          Throughout its existence since 1998, Newtek’s principal business objective has been to promote longer-term shareholder value for its shareholders and those of its partner companies.  However, because of the way in which the business has been focused beginning in 2001 and primarily in 2002, the manner in which this value may be achieved has changed.

          From 1998 through 2001, management expected that material shareholder value ultimately would be realized through the growth of each individual parner company leading to independent creation of value, possibly in the form of a public offering of the stock of the partner companies. In the event of such a public offering by a partner company, Newtek would generally expect to retain a majority or controlling interest in such a partner company and to benefit as a shareholder from the increased public company value. Other possible liquidity events could be the merger or sale of an entire company.

          Primary emphasis in now being placed by management on assisting the Newtek partner companies to develop as successful businesses, with earnings, surplus cash flow and the aggregation of other small business customers.  The “NEWTEK” branding strategy will help in consolidating the group of related small business services.  Because of this approach, the likelihood of a sale or public offering of one of the partner companies is smaller now due to the expectation of greater benefit to be gained by keeping all as part of the whole.  However, notwithstanding these objectives, Newtek may from time to time undertake sales of its interests in partner companies when it believes the action to be in Newtek’s and the shareholders’ overall best interests. Such possible sales could be influenced in part by the need to monitor and control the receipt of the type of income that would cause Newtek to be subject to regulation as an investment company. See Government Regulation: Investment Company Act of 1940 - Asset and Income Composition.

Risks Associated with Newtek’s Business

          The following factors are important to understand management’s current assessment of the principal risks associated with Newtek’s business.

          1.          There is a risk that Newtek and its partner companies may not be profitable on a consolidated basis, or may never become profitable. Newtek’s partner companies are now and are expected to remain in early stages of development and will have limited revenues. Further, the income, if any, generated by partner companies will be offset by losses of other partner companies. Moreover, Newtek’s continuing acquisition of interests in early stage partner companies may further hinder profitability. Newtek’s short-term success will depend heavily on the continued operations of its capcos which in 2002 produced 88% of revenues and were the principal reason Newtek generated net income in 2002 and 2001.

          2.          The value of Newtek’s common stock would be materially impacted by the performance of the companies in which it invests, aspects of which may be outside the control of Newtek. Each of the companies and their businesses may be effected by economic, governmental, industrial and internal factors outside the control of Newtek. If the companies do not succeed and generate income, the value of Newtek’s assets and the price of Newtek’s stock would decline.

          3.          Because Newtek’s capcos are subject to various state law requirements, a failure of any of them to meet these requirements could subject the capco and Newtek’s shareholders to serious financial consequences. In general, Newtek’s capcos issue debt instruments to insurance company investors and the capcos then acquire interests in companies in accordance with applicable state statutes. In return, the states issue tax credits to the capcos, which are available to and used by the insurance company investors to reduce their state tax liabilities. In order to maintain its status as a capco and to avoid the recapture of the tax credits granted, each capco must meet a number of state requirements. A key requirement in order to continue capco certification is that a capco must comply with minimum investment schedules that benchmark both the timing and type of required investments. A final loss of capco status, that is decertification as a capco, results in loss of the tax credits.

          Because each of Newtek’s capcos utilizes a substantial portion of its initial funding to pay for credit enhancement and capco insurance, its cash available for investment to meet these minimum investment requirements is reduced. Losses by the capcos on their investments would make it significantly more difficult for the capcos to meet minimum state statutory investment benchmarks.  In all capco programs, the risk of decertification is not eliminated until the capco meets a minimum 50% investment threshold.

          4.          Under the terms of insurance purchased by the capcos for the benefit of the investors, the capco insurer would be authorized, in the event of a threat of decertification by a state, to assume up to complete control of a capco so as to avoid final decertification and interest payments. While avoiding final decertification, control by the insurer would result in significant disruption of the capco’s business and likely result in financial loss to the capco and possibly Newtek and its shareholders.

          5.          A substantial portion of Newtek’s 2002 and 2001 revenue was derived from the recognition of income related to tax credits available under current certified capital company programs in which it participates. Newtek will recognize additional income over the next four to ten years from these programs. Thereafter, unless additional capco programs are adopted and Newtek is able to participate in them Newtek will derive no new revenue from this source. The adoption of new state capco programs in the future could be materially and adversely affected by the continuation of current adverse economic conditions. If adverse conditions continue, the willingness of state governments to provide capco tax credits could be materially diminished.  In the absence of income from this source, Newtek would have only the income it derives from its current and future investments.

          6.          Because Newtek’s method of recognition of income derived from the capco tax credits causes most or all such income to be recognized in early years of the programs, in the absence of income from other sources, Newtek and its capcos could sustain material losses in later years.  Despite the cessation of tax credit income, Newtek will continue to incur costs for the administration of the capcos.

Employees

          As of December 31, 2001, Newtek and the companies in which it holds a controlling interest had approximately 160 employees, independent representatives and contract employees, of which 11 assist on an as-needed basis with the operation of capcos in Florida, Wisconsin and Louisiana.  Newtek believes its labor relations are good and none of its employees are covered by a collective bargaining agreement.

Item 2.          DESCRIPTION OF PROPERTY

          Newtek maintains leased office space at 462 Seventh Avenue, 14th Floor, New York, New York, 10018 and leases an additional office at 100 Quentin Roosevelt Blvd, Garden City, New York.  As of December 31, 2002, Newtek also leased offices for the capcos and other subsidiaries in the following locations:

•	Syracuse, New York

•	New Orleans, Louisiana

•	Miami, Florida

•	Boynton Beach, Florida

•	Milwaukee, Wisconsin; and,

•	Denver, Colorado

          Newtek leases office space for its Manhattan office at an annual cost of approximately $240,000 on a lease which expires in 2011, or approximately $25 per square foot.  Space of the Garden City office is leased on a lease which expires in 2005 at an annual cost of $73,000, or approximately $21 per square foot.  All other office leases are on a month-to-month basis. Newtek believes that its office space is satisfactory for its current needs.

          As a result of the acquisition of REXX on September 19, 2000, Newtek acquired title to a warehouse previously used by REXX in a former business.  In March, 2002, the property was sold for a gain of $16,841 over its previously written-down book value as of December 31, 2001. Newtek received payment in cash and applied the proceeds to pay off the outstanding mortgage.

Item 3.          LEGAL PROCEEDINGS

          From time to time, Newtek and its subsidiaries are parties to various legal proceedings incident to its business. At December 31, 2002, there were no legal proceedings which management anticipates would have a material adverse effect on Newtek.

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the quarter ended December 31, 2001 Newtek held a special meeting of stockholders on November 5, 2002, at which time the change of the company’s name from that of “Newtek Capital, Inc.,”  to that of “Newtek Business Services, Inc.” was approved as was the change of the company’s official address for the service of process.  At the meeting on November 5, 2002, there were present in person or by proxy shares representing 62.6% of the total outstanding shares at that date of 24, 698,542.  The amendment to the company’s Certificate of Incorporation was approved for the change of name by a vote of 15,637,175 for and 250 against; and for the change of address by a vote of 15,635,175 for and 2,250 against.

PART II

Item 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          (a)  Market Information.  The following table sets forth, for the periods indicated, the range of high and low closing sale prices for Newtek’s common stock on the American Stock Exchange (“AMEX”).  Newtek’s common stock trades under the symbol “NKC”. The stock began trading on the AMEX on September 20, 2000.

	Closing Price

	High	Low

First Quarter (January 1, 2002 through March 31, 2002)	$3.95	$3.00
Second Quarter (April 1, 2002 through June 30, 2002)	$5.20	$3.20
Third Quarter (July 1, 2002 through September 30, 2002)	$4.24	$3.15
Fourth Quarter (October 1, 2002 through December 31, 2002)	$4.39	$3.20
First Quarter (January 1, 2003 through March 17, 2003)	$5.30	$3.80

          Sales of Unregistered Securities:  During the fourth calendar quarter of 2002, Newtek sold the following common stock or options for common stock of the company in unregistered, private placement, transactions.

DATE	PURCHASER	SHARES	PRICE

Sept 30, 2002	Gregory Zink	Options for 40,302	(1)
Sept 30, 2002	Jeffrey M. Schottenstein	Options for 211,753	(1)
Oct. 15, 2002	7 major insurance companies	46,200	$3.55 (2)
Dec. 10, 2002	Daniel Breen	25,000	$3.00
Dec. 16, 2002	North American Ins., Co.	19,223	(3)
Dec. 16, 2002	Republic Western Ins., Co.	21,359	(3)
Dec. 17, 2002	Celia Holtzberg	11,224	(3)
Dec. 31, 2002	54 holders of Comcap Holdings Corp stock	380,471 + 82,980	$3.38 (4)

          (1)          The options sold to Messrs. Schottenstein and Zink were in exchange for their interests in one of Newtek’s capcos, Wilshire Partners, LLC.  These two individuals are residents of Florida and were participants in the organization and capitalization of the capco and participate as Regional Managers in its operations (see, Business – Execution – Regional Managers).  The options are exercisable for $0.01 for ten years but may not be exercised fully for the first three years.  Due to the restrictions attached to the options and the unregistered underlying securities, the parties negotiated a valuation on the interest exchanged equal to the market price of Newtek’s stock at the time ($3.30), reduced by a 45% discount due to lack of liquidity, times the number of shares.  The price paid was, thus, $73,148 for Mr. Zink and $384,332 for Mr. Schottenstein.  This exchange is a part of Newtek’s program to reduce or eliminate minority interests in its subsidiary companies.  Mr. Schottenstein was throughout 2002 a director of Newtek but did not take part in the consideration or approval of the foregoing transaction, which was negotiated by management and approved by the remaining members of the board.

          (2)          In conjunction with the funding of Newtek’s most recent capco fund, Wilshire Louisiana Partners III, LLC, Newtek facilitated the marketing of the capco’s debt by contributing to the capco the 46,200 shares to be sold to the insurance companies which participate in funding the capco.  The shares had a market value on the date of funding of $3.55 per share.  The purchasers were The Equitable Life Assurance Society of the United States ($37,275), American Memorial Life Insurance Company ($9,940), Fortis Benefits Insurance Company ($16,153), First Colony Life Insurance Company ($31,063), American Home Assurance Company ($24,850), the Prudential Insurance Company of America ($34,790) and PRUCO Life Insurance Company ($9,940).

          (3)          Non-cash exchanges of either warrants for shares of one of Newtek’s capcos or a minority interest in a capco, in furtherance of Newtek’s program to reduce minority interests.  The shares issued were unregistered and the insurance companies agreed to hold the shares for a period of up to three years and a discount of 45% was applied to the market value on the date of issue of $3.70.  The price paid was thus $31,119 for North American, $43,466 for Republic and $22,840 for Ms. Holtzberg.  Ms. Holtzberg is an employee of one of Newtek’s partner companies and earned the interest here exchanged by her efforts in the marketing of the capco’s notes during 2002.

          (4)          Stock issued in exchange for the stock of Comcap Holdings Corp. and Commercial Capital Corporation.  The valuation of this acquisition is discussed at Note 18 to the Consolidated Financial Statement.  Of the total of 463,451 shares, 82,980 are held in escrow pending the achievement of certain hurdles contained in the indemnity agreement for certain possible losses.  The market price as of the date of the announcement of the transaction was $3.38 to which Newtek applied a discount of 30% representing the reduced liquidity due to the nature of the unregistered shares issued without registration rights.

          (b)  Holders.  On March 17, 2003, as reported by Newtek’s transfer agent, shares of common stock were held by approximately 437 people, based on the number of record holders, including nominees for an undetermined number of beneficial owners.

          (c)  Dividends.  To date, Newtek has not paid any cash dividends on our common stock. Any determination to pay dividends in the future will be at the discretion of Newtek’s Board of Directors. The Board’s determination whether to pay dividends in the future will be at the discretion of Newtek’s Board of Directors. The Board’s determination whether to pay dividends will depend upon Newtek’s earnings, if any, financial condition and capital requirements as well as other relevant factors. The Board of Directors does not intend to declare dividends in the foreseeable future, but instead intends to retain earnings, if any, for use in Newtek’s business operations.

          (d)  Securities Authorized for Issuance Under Equity Compensation Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	2,456,837	$4.30	1,793,163
Equity compensation plans not approved by security holders	0	0	0
Total	2,456,837	$4.30	1,793,163

 None of these options have been granted to Messrs. Sloane, Rubin or Wasserman.

Item 6.          MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction and Certain Cautionary Statements

          The following discussion and analysis of our financial condition and results of operations focuses on and is intended to clarify the results of our operations, certain changes in our financial position, liquidity, capital structure and business development for the periods covered by the consolidated financial statements included in this Annual Report. This discussion should be read in conjunction with, and is qualified by reference to, the other related information including, but not limited to, the audited consolidated financial statements (including the notes thereto and the independent auditor’s report thereon), the description of our business, all as set forth in this filing, as well as the risk factors discussed below.

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

Critical Accounting Policies

          Revenue Recognition.  Income from tax credits: Following an application process, a state will notify a company that it has been certified as a capco. The state then allocates an aggregate dollar amount of tax credits to the capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the capco. The capco is entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements. Newtek has capcos in five states. Each statute requires that the capco invest a threshold percentage of “certified capital” (the funds provided by the insurance company investors) in businesses defined as qualified within the time frames specified. As the capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the capco program. Such a disqualification, or “decertification” as a capco results in a permanent recapture of all or a portion of the allocated tax credits. The proportion of the possible recapture is reduced over time as the capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks. As the capco progresses in its investments in Qualified Businesses and, accordingly, places an increasing proportion of the tax credits beyond recapture, it earns an amount equal to the non-recapturable tax credits and records such amount as income, with a corresponding asset called “credits in lieu of cash” in the balance sheet.

          The amount earned and recorded as income is determined by multiplying the total amount of tax credits allocated to the capco by the percentage of tax credits immune from recapture (the earned income percentage) at that point. To the extent that the investment requirements are met ahead of schedule, and the percentage of non-recapturable tax credits is accelerated, the present value of the tax credit earned is recognized currently and the asset, credits in lieu of cash, is accreted up to the amount of tax credits deliverable to the Certified Investors. The obligation to deliver tax credits to the Certified Investors is recorded as interest payable. On the date the tax credits are utilizable by the Certified Investors, the capco decreases credits in lieu of cash with a corresponding decrease to interest payable.

          Interest income on loans is recognized as earned.  When a loan is 90 days past due with respect to principal or interest and, in the opinion of management, interest or principal on individual loans is not collectible, or at such earlier time as management determines that the collectibility of such principal or interest is unlikely, the accrual of interest is discontinued and all accrued but uncollected interest income is reversed.  Cash payments subsequently received on nonaccrual loans are recognized as income only where the future collection of the recorded value of the loan is considered by management to be probable.  Certain related direct costs to originate loans (including fees paid to loan brokers) are deferred and amortized over the contractual life of the loan using a method that approximates the effective interest method.

          Defeasance of Debt.  At the initiation of the transaction, the capco issues notes to the insurance company investors and takes some of the cash proceeds and purchases an insurance contract from American International Specialty Lines Insurance Company, an insurance company subsidiary of The American International Group, Inc.

          This transaction makes the insurer the primary obligor for the principal payment at maturity (i.e., the insurer must repay the principal at maturity). As a result, no liability for the recognition of the Principal is recorded on the capco’s books. However, the capco remains secondarily liable for such principal payment and must periodically assess the likelihood that it will become primarily liable and, if necessary, record a liability at that time.

          Investment Valuation.  The various interests that the capcos and Newtek acquire as a result of their investments are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on Newtek’s voting interest in a company, and monthly valuations are performed so as to keep Newtek’s records current in reflecting the operations of all of its investments.

          Companies in which Newtek directly or indirectly owns more than 50% of the outstanding voting securities or those Newtek has effective control over are generally accounted for under the consolidation method of accounting and are referred to as Newtek’s partner companies. Under this method, an investment’s results of operations are reflected within Newtek’s Consolidated Statement of Operations. All significant intercompany accounts and transactions are eliminated. The results of operations and cash flows of a consolidated partner company are included through the latest interim period in which Newtek owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the partner company. Upon dilution of control at or below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

          Companies that are not consolidated, but over which Newtek exercises significant influence, are accounted for under the equity method of accounting. Whether or not Newtek exercises significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities, including voting rights associated with Newtek’s holdings in common, preferred and other convertible instruments. Under the equity method of accounting, a company’s accounts are not reflected within Newtek’s Consolidated Statements of Operations; however, the company’s earnings or losses is reflected under the caption “Equity income (loss)” in the Consolidated Statements of Operations.

          Companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting, for which monthly valuations are performed. Under this method, Newtek’s share of the earnings or losses of such companies is not included in the Consolidated Statements of Operations, but the investment is carried at historical cost. In addition, cost method impairment charges are recognized as necessary, in the Consolidated Statement of Income if circumstances suggest that this is an “other than temporary decline in” the value of the investment, particularly due to losses. Subsequent increases in value, if any, of the underlying companies are not reflected in Newtek’s financial statements until realized in cash. Newtek records as income amounts previously written off only when and if Newtek receives cash in excess of its remaining investment balance.

          On a monthly basis, the investment committee of each capco meets to evaluate each of Newtek’s investments.  Newtek considers several factors in determining whether an impairment exists on the investment, such as the companies’ net book value, cash flow, revenue growth and net income. In addition, the investment committee looks at larger variables, such as the economy and the particular company’s industry, to determine if an other than temporary decline in value exists in each capco’s and Newtek’s investment.

New Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001.  This statement requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually.   The Company has determined that no impairment existed as of December 31, 2002. The adoption of these standards did not have a material impact on Newtek’s financial position or results of operations.

          In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of “ and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on Newtek’s financial position or results of operations.

          In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (FAS 145). This statement eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they are both unusual in nature and infrequent in occurrence. This provision of FAS 145 will be effective for Newtek as of the beginning of fiscal year 2004. This statement also amends FAS 13, “Accounting for Leases” and certain other authoritative pronouncements to make technical corrections or clarifications. FAS 145 will be effective related to the amendment of FAS 13 for all transactions occurring after May 15, 2002. All other provisions of FAS 145 will be effective for financial statements issued after May 15, 2002. Newtek has determined that this Statement will have no significant impact on the company’s financial condition and results of operations.

          In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.   Newtek is currently evaluating the impact of implementing FAS 146.

          In October 2002, the FASB issued Statement No. 147 (“SFAS 147), “Acquisitions of Certain Financial Institutions.” SFAS 147 addresses financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets of financial institutions, including those acquired in transactions between two or more mutual enterprises. The provisions of the statement will be effective for acquisitions on or after October 1, 2002. The adoption of SFAS No. 147 is not expected to have a material impact on Newtek’s financial position or results of operations.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did  not have a material impact on Newtek’s financial position or results of operations.

          In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others”, an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. Based on the Company’s experience, the Company expects the risk of loss to be remote.

          In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. Newtek is currently evaluating the impact of implementing FIN No. 46.

Comparison of the years ended December 31, 2002 and December 31, 2001

          Revenues increased by approximately $10,824,000 to $34,624,000 for the year ended December 31, 2002, from $23,800,000 for the year ended December 31, 2001.  Income from tax credits increased by approximately $9,105,000, from $21,498,000 for the year ended December 31, 2001, to $30,603,000 for the year ended December 31, 2002,  due to Newtek’s capcos achieving various additional investment thresholds mandated by the various state capco statutes in 2002 versus 2001. Interest and dividend income decreased by approximately $945,000 to $900,000 for the year ended December 31, 2002, from $1,845,000 for the year ended December 31, 2001. This decrease was due primarily to lower bank interest rates and less loans outstanding to qualified businesses.  Consulting fee income increased by approximately $379,000 to $388,000 for the year ended December 31, 2002, from $9,000 for the year ended December 31, 2001, due to one of Newtek’s partner companies experiencing a significant increase in consulting income. Other income increased by approximately $2,285,000 to $2,733,000 for the year ended December 31, 2002 from $448,000 for the year ended December 31, 2001.  This increase was due to the consolidation of revenues with additional partner companies (mostly credit card processing entities) now consolidated into Newtek.

          Interest expense decreased by approximately $92,000 to $11,485,000 for the year ended December 31, 2002 from $11,577,000 for the year ended December 31, 2001.  The decrease was due primarily to the reduction of interest payable due to delivery of tax credits to certified investors.  Payroll and consulting fees increased by approximately $1,901,000 to $4,566,000 for the year ended December 31, 2002 from $2,665,000 for the year ended December 31, 2001.  The increase was due to the consolidation of operating expenses with additional partner companies now consolidated into Newtek.  Professional fees increased by approximately $1,084,000 to $3,145,000 for the year ended December 31, 2002 from $2,061,000 for the year ended December 31, 2001.  This increase is due to the new capco and capco fund that were formed in the year. Insurance expense increased by approximately $421,000 to $1,951,000 for the year ended December 31, 2002 from $1,530,000 for the year ended December 31, 2001.  This increase is due to the new prepaid insurance amortization on the newly formed capco and capco fund that were formed in the year.

          Other expenses increased by approximately $2,497,000 to $3,672,000 for the year ended December 31, 2002 from $1,175,000 for the year ended December 31, 2001.  The increase was due primarily to the consolidation of operating expenses from additional partner companies now consolidated into Newtek.

          Newtek determined that there was $1,574,000 of other than temporary decline in the value of some of its investments (net of recoveries), versus $372,000 for the same period last year.  The increase was due primarily to management’s analysis of its investments which indicated more impairment for the current period. Newtek considers several factors in determining whether an impairment exists on the investment, such as the investee’s net book value, cash flow, revenue and net income.  Newtek recognizes that in developing new and small businesses, significant impairments in the value of the investments may occur.

          Net income increased by approximately $7,238,000, to net income of $8,168,000 for the year ended December 31, 2002, compared to net income of $930,000 for the year ended December 31, 2001, due to the increases in revenue and general and administrative expenses discussed above, offset by the increase in other than temporary decline in investments of approximately  $1,202,000, decreased equity in losses of approximately $1,551,000 due to the consolidation of certain investments previously accounted for under the equity method, an increase in income taxes of approximately $2,122,000, and the extraordinary gains of $3,643,000 (of which $2,735,000 is attributable to Newtek’s acquisition of Commercial Capital, and $908,000 to Newtek’s acquisition of minority interests.)

          Partner Companies:  At December 31, 2002, Newtek had fourteen majority-owned partner companies, all of which were as a result of investments through the capco programs.  For the year ended December 31, 2002, these companies represented approximately $3,416,000 in losses that are consolidated in Newtek’s results. For the year ended December 31, 2001, these companies represented approximately $904,000 in losses that are consolidated in Newtek’s results.

          At December 31, 2002, Newtek had four companies accounted for under the equity method, all of which were as a result of investments through the capco programs. For the year ended December 31, 2002, these companies represented approximately $729,000 in losses that are shown on the consolidated statement of income as equity in net losses of affiliates.  For the year ended December 31, 2001, these companies represented approximately $2,280,000 in losses that are shown on the consolidated statement of income as equity in net losses of affiliates.

Liquidity and Capital Resources

          Newtek has funded its operations primarily through the issuance of notes to insurance companies through the capco programs. Through December 31, 2002, Newtek has received approximately $166,700,000 in proceeds from the issuance of long-term debt, Capco warrants, and Newtek common stock through the capco programs. Newtek’s principal capital requirements have been to fund the defeasance of the principal amount of notes issued to the insurance companies (approximately $94,081,000), the acquisition of capco insurance policies ($18,519,000), the acquisition of partner companies interests, finding of other capco-qualified investments, and working capital needs resulting from operating and business development activities of its partner companies.

          Net cash used in operating activities for the twelve months ended December 31, 2002 of approximately $9,908,000 resulted primarily from net income of $8,168,000 adjusted for the non-cash interest expense of approximately $10,733,000 and non-cash income tax expense of approximately $2,657,000. It was also affected by the approximately $729,000 in equity in net losses of affiliates and approximately $335,000 of minority interest. This was offset by the approximately $30,603,000 in non-cash income from tax credits and $3,643,000 in extraordinary gains. In addition, Newtek had an increase in components of working capital of approximately $118,000.

          Net cash provided by investing activities for the year ended December 31, 2002 of approximately $9,266,000 resulted primarily from approximately $16,196,000 in additional qualified investments made in the period offset by repayments on debt instruments of $8,743,000, cash from consolidation of entities of $14,173,000 and the $2,475,000 in cash received in connection with the acquisitions of Exponential and Commercial Capital.

          Net cash provided by financing activities for the year ended December 31, 2002 was approximately $10,642,000 primarily attributable to the approximately $30,000,000 in proceeds from the issuance of long term debt, net proceeds of approximately $720,000 from the issuance of common stock to certified investors, and net proceeds of approximately $1,371,000 from the net proceeds from issuance of stock during the twelve months ended December 31, 2002. This was offset by payments on a premium financing note payable-insurance of approximately $7,034,000, debt defeasance of approximately $14,514,000 and the full repayment of a mortgage obligation of approximately $307,000.

          Liquidity Risk.  Newtek believes that its cash and cash equivalents, its anticipated cash flow from operations, its ability to access private and public debt and equity markets, and the availability of funds under its existing JP Morgan line of credit will provide it with sufficient liquidity to meet its short and long-term capital needs. The loss of any one or two of these liquidity sources would not present an impossible obstacle to Newtek’s operations. However, the failure of the insurer, which is primarily liable for the repayment of the capco defeased debt of $149,337,000  would require the capcos to assume this repayment obligation upon the maturity of the notes. Management has determined that the likelihood of the capcos becoming primarily liable for a material portion of this debt due to the failure of the insurer, which is a subsidiary of The American International Group, Inc., and is currently credit rated as “AAA,” is remote.

          The following chart represents Newtek’s obligations and commitments, as of December 31, 2002, other than capco debt repayment discussed above for future cash payments under debt, lease and employment agreements:

Year	Debt	Leases	Employment Agreements	Total

2003	$3,860,588	$752,149	$855,000	$5,467,737
2004	2,197,013	735,503	855,000	3,787,516
2005	1,184,567	374,769	855,000	2,414,336
2006	—	345,534	—	345,534
2007	—	258,867	—	258,867
2008+	3,810,161	1,562,121	—	5,372,282

Total	$11,052,329	$4,028,943	$2,565,000	$17,646,272

          This chart excludes the taxes due to capco minority owners (which can not be anticipated).

          Commercial Capital Corp. (“CCC”), at the time of its acquisition by the Company had a $10 Million line of credit with a bank. As of December 31, 2002, the amounts outstanding under this line of credit were $3,998,630 and were assumed by Newtek in connection with its acquisition of CCC (included in Bank Notes Payable on the accompanying consolidated balance sheet). The line of credit is collateralized by loans made by CCC.  The line of credit bears interest at the prime interest rate plus 1% with interest payable monthly. The average rate for the year ended December 31, 2002 was 5.76%. The rate at December 31, 2002 was 5.25%. There was no accrued interest payable under this line of credit as of December 31, 2002. In addition, this line of credit requires that a percentage of all advances made to CCC be deposited into an account in the name of the bank. The balance in this account as of December 31, 2002 was $198,467 and is included in receivable from bank on the accompanying consolidated balance sheet.

          CCC also had a line of credit with another bank for $75,000,000. As of December 31, 2002, the amount outstanding under this line of credit was $51,325,862 and, less $1,500,000 which was converted into CCC Preferred Stock, was assumed by Newtek in connection with its acquisition of CCC (included in Bank Notes Payable on the accompanying consolidated balance sheet).  The line of credit bears interest at the one-month LIBOR rate plus 2.50%, and was collateralized by the loans made by CCC. The average interest rate for the year ended December 31, 2002 was 4.3%. The interest rate at December 31, 2002 was 3.88%. Interest on the line is payable monthly in arrears.  In addition, this line of credit required that a percentage of all advances made to CCC be deposited into an account in the name of the bank. This line of credit required CCC to meet certain administrative and financial covenants, including the maintenance of a minimum net worth, ratio of total indebtedness to net worth, limitation on permitted subordinated debt and profitability covenants as defined in the agreement. Under the terms of an agreement between CCC and both of the banks with which CCC maintains lines of credit, all payments received from CCC’s borrowers except for principal and interest on the guaranteed portion of the loans are transferred into a restricted bank account. CCC cannot use these funds until the end of a calendar month at which time the funds are used to pay required principal and interest to the banks and certain other required payments.

          Effective with the Company’s acquisition of Commercial Capital, a new line of credit was provided by Deutsche Bank to the successor to Commercial Capital, Newtek Small Business Finance. The aforementioned CCC credit lines were refinanced, with the aforementioned outstanding loan balances aggregating, after accounting for the conversion of $1,500,000 to preferred stock, $53,824,492 at December 31, 2002. The new line of credit for $75 Million expires March 31, 2004 and is guaranteed by Newtek. Newtek Small Business Finance may request an increase in the line of credit, for which Deutsche Bank, in its sole discretion, may increase in total up to $100 Million.  The new Deutsche Bank line has terms and conditions similar to those contained in the Commercial Capital line, described above.

          During the year ended December 31, 2002 Newtek generated cash flow primarily from the following sources:

•	common stock sales, netting $2,091,000;
•	proceeds from issuance of a long-term debt and warrants of $30,000,000;
•	return of investments of approximately $14,045,000, which was held pending reinvestment;
•	interest and dividend income of approximately $900,000; and
•	other income of approximately $2,733,000, which represents revenue from the company’s consolidated partner company entities.
•	cash received from acquired companies of approximately $2,475,000;

The cash was primarily used to:

•	invest approximately $16,196,000 (including approximately $13,861,000 which was consolidated into Newtek’s financial statements) in small or early stage businesses; and
•	repayment of a “note payable-insurance” of approximately $7,034,000.
•	purchase insurance coverage to defease the new capco and capco fund debt obligations for approximately $14,514,000;

          During the year ended December 31, 2001 Newtek generated cash flow primarily from the following sources:

•	private placement of common stock, netting $726,000;
•	proceeds from issuance of note payable-insurance of $5,200,000;
•	proceeds from a JP Morgan Chase line of credit of $575,000, with a December 31, 2001 interest rate of 5%;
•	return of investments of $12,072,000;
•	investment income of approximately $1,845,000; and
•	other income of approximately $448,000.

The cash was primarily used to:

•	fund distributions to owners of the predecessors of Newtek in lieu of compensation and related to passed-through tax liabilities of $608,000
•	invest $24,588,000 (less $10,893,000 which was consolidated into Newtek’s financial statements) in small or early stage businesses; and
•	repay to a finance company note payable insurance of approximately $1,596,000.

          As of December 31, 2002, Newtek had approximately $41,171,000 in cash of which substantially all was restricted for use for capco activities.

          Newtek will have current working capital requirements associated with operating its current businesses. It is Newtek’s intention to acquire interests in partner companies through additional capco programs and through acquisitions made by Newtek directly. Newtek’s working capital requirements may, therefore, increase in the future and require additional external financing. Newtek expects to finance its participation in additional capcos and other ventures principally with externally generated funds, which may include:

•	borrowings under current or future bank facilities; and/or
•	the sale of equity, equity-related or debt securities on terms and conditions similar to those obtained for similar sales during 2002.

There can be no assurance, however, financing will be available in amounts, at rates or on terms and conditions acceptable to Newtek.

Income from capco Tax Credits

          In general, the capcos issue debt and equity instruments, to insurance company investors. For a description of the debt and equity instruments and warrants issued by Newtek’s capcos, see the Company’s Notes to the Consolidated Financial Statements. The capcos then make targeted investments, as defined under the respective state statutes, with the funds raised. Each capco, has a contractual arrangement with the particular state that entitles the capco to receive (or, earn) tax credits from the state upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the capcos to maintain their state-issued certifications, the capcos must make targeted investments in accordance with these requirements, which requirements are consistent with Newtek’s overall business strategy of acquiring controlling positions in its partner companies. Each capco also has separate, contractual arrangements with the insurance company investors obligating the capco to pay interest on the aforementioned debt instruments. The capco may satisfy this interest obligation by delivering the tax credits or paying cash. The insurance company investors have the legal right to receive and use the tax credits and would, in turn, use these tax credits to reduce their respective state tax liabilities in an amount usually equal to 100% of their investments in the capcos. The tax credits can be utilized over a ten-year period at a rate of, usually, 10% per year and in some instances are transferable and can be carried forward.

          A description is set forth above of the manner in which Newtek and its capcos account for the tax credit income.  See, --Critical Accounting Policies – Revenue Recognition.

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

The First to Occur

State Capco or Fund	Total Tax Credits Allocated	Investment Benchmark	Investment Benchmark Date	Decertification Recapture Thresholds	Recapture Percentage	Earned Income Percentage

FLORIDA	$37,384,028	20%	12/31/00	Prior to 20%	100%	0%
Wilshire		30%	12/31/01	After 20 before 30%	70%	30%
Partners (WP)		40%	12/31/02	After 30 before 40%	60%	40%
		50%	12/31/03	After 40 before 50%	50%	50%
				After 50%	0%	100%
NEW YORK	$35,160,202			Prior to 25%	100%	0%
Wilshire		25%	12/21/02	After 25 before 40%	85%	15%
N.Y. Partners III		40%	12/21/03	After 40 before 50%	70%	30%
(WNY III)		50%	12/21/04	After 50%	0%	100%
COLORADO	$16,175,415			Prior to 30%	100%	0%
Statewide Pool		30%	4/22/05	After 30 before 50%	70%	30%
Wilshire Colorado		50%	10/25/07	After 50%	0%	100%
Partners (WC)				Prior to 30%	100%	0%
COLORADO	$5,882,352	30%	4/22/05	After 30 before 50%	70%	30%
Rural Pool		50%	10/25/07	After 50%	0%	100%
Wilshire Colorado
Partners (WC)
LOUISIANA	$18,040,000			Prior to 30%	100%	0%
Wilshire LA		30%	10/14/02	After 30 before 50%	70%	30%
Advisers(WLA)		50%	10/14/04	After 50%	0%	100%
WISCONSIN	$16,666,667			Prior to 30%	100%	0%
Wilshire		30%	10/25/02	After 30 before 50%	70%	30%
Investors (WI)		50%	10/25/04	After 50%	0%	100%
LOUISIANA	$8,000,000			Prior to 30%	100%	0%
Wilshire		30%	10/15/05	After 30 before 50%	70%	30%
LA Partners III		50%	10/13/07	After 50%	0%	100%
(WLPIII)
NEW YORK	$6,807,866			Prior to 25%	100%	0%
Wilshire		25%	4/7/02	After 25 before 40%	85%	15%
N.Y. Advisers II		40%	4/7/03	After 40 before 50%	70%	30%
(WLA II)		50%	4/7/04	After 50%	0%	100%
NEW YORK	$3,810,161			Prior to 25%	100%	0%
Wilshire		25%	6/22/00	After 25 before 40%	85%	15%
Advisers(WA)		40%	6/22/01	After 40 before 50%	70%	30%
		50%	6/22/02	After 50%	0%	100%
LOUISIANA	$3,355,000			Prior to 30%	100%	0%
Wilshire		30%	10/13/03	After 30 before 50%	70%	30%
LA Advisers II		50%	10/13/05	After 50%	0%	100%
(WLA II)

          Under the various state capco provisions there is a difference in the amount of qualified investments made and the amount of income recognized by the respective capcos upon satisfaction of the various benchmarks. The table below relates the investments made, both as percentage of total funds and in dollar amounts, to the income recognized as each benchmark is achieved. In all of these programs, a majority of Newtek’s income from the delivery of the tax credits will be recognized no later than five years into the ten-year programs.

State Capco or Fund	Allocated Tax Credits	Investment Benchmark Percentage/Dollars		Earned Income Percentage/Dollars

FLORIDA	$37,384,028	20%	$7,476,806	30%	$11,215,208
Wilshire		30%	$11,215,208	40%	$14,953,611
Partners (WP)		40%	$14,953,611	50%	$18,692,014
		50%	$18,692,014	100%	$37,384,028
NEW YORK.	$35,160,202	25%	$8,790,051	15%	$5,274,030
Wilshire N.Y		40%	$14,064,080	30%	$10,548,060
Partners III (WNY III)		50%	$17,580,101	100%	$35,160,202
COLORADO	$16,175,415	30%	$4,852,625	20%	$3,235,083
Wilshire Colorado		50%	$8,087,708	100%	$16,175,415
Partners (WC)
Statewide Pool
COLORADO	$5,882,352	30%	$1,764,706	20%	$1,176,470
Wilshire Colorado		50%	$2,941,176	100%	$5,882,352
Partners (WC)
Rural Pool
LOUISIANA	$18,040,000	30%	$4,920,000	30%	$5,412,000
Wilshire LA		50%	$8,200,000	100%	$18,040,000
Advisers (WLA)
WISCONSIN	$16,666,667	30%	$5,000,000	30%	$5,000,000
Wilshire		50%	$8,333,334	100%	$16,666,667
Investors (WI)
LOUISIANA	$8,000,000	30%	$2,400,000	30%	$2,400,000
Wilshire LA		50%	$4,000,000	100%	$8,000,000
Partners III (WLPIII)
NEW YORK.	$6,807,866	25%	$1,701,967	15%	$1,021,180
Wilshire N.Y		40%	$2,723,146	30%	$2,042,360
Advisers II (WNY II)		50%	$3,403,933	100%	$6,807,866
NEW YORK	$3,810,161	25%	$952,540	15%	$571,524
Wilshire		40%	$1,524,064	30%	$1,143,048
Advisers (WA)		50%	$1,905,081	100%	$3,810,161
LOUISIANA	$3,355,000	30%	$915,000	30%	$1,006,500
Wilshire LA		50%	$1,525,000	100%	$3,355,000
Advisers II (WLA II)

          During the years ended December 31, 2002 and 2001, the capcos satisfied certain investment benchmarks and the related recapture percentage requirements and accordingly, earned a portion of the tax credits. In addition, in both 2002 and 2001 Newtek recognized income from tax credits in prior years resulting from the accretion of the discount attributable to tax credits earned in prior years. See the Company’s Notes to Consolidated Financial Statements.

          During 2002, Newtek established and received certification for two new capcos, Wilshire Colorado and Wilshire Louisiana Partners III.

Impact of Inflation

          The impact of inflation on Newtek’s results of operations is not material.

Item 7.          FINANCIAL STATEMENTS

INDEX TO NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
FINANCIAL STATEMENTS

Report of Independent Accountants

To the Board of Directors and Stockholders of Newtek Business Services, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Newtek Business Services, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York February 28, 2003

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

	2002	2001

A S S E T S
Cash and Cash equivalents	$41,171,358	$31,171,966
Credits in lieu of cash	41,580,950	21,810,776
Loans receivable	56,073,016	—
Accounts receivable, (net of allowance of $34,466 in 2002)	661,351	198,572
Receivable from bank	2,938,309	—
Accrued interest receivable	285,151	—
Investments in qualified businesses – held to maturity investments	3,962,353	12,173,884
Investments in qualified businesses – equity method investments	1,091,110	2,276,344
Structured insurance product	2,893,301	2,731,894
Prepaid insurance	14,056,196	10,820,841
Prepaid expenses and other assets	932,447	754,570
Furniture, fixtures and equipment, (net of accumulated depreciation of $190,590and $18,957, respectively)	546,231	128,290
Goodwill	2,862,965	963,736
Asset held for sale	—	331,929

Total assets	$169,054,738	$83,362,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$4,218,367	$1,541,359
Notes payable – certified investors	3,844,181	3,858,389
Notes payable – insurance	5,369,896	9,404,032
Notes payable – other	480,500	—
Borrowings under line of credit	450,000	575,000
Bank notes payable	53,824,492	—
Interest payable in credits in lieu of cash	65,196,116	49,640,846
Mortgage payable	—	306,929
Deferred tax liability	3,726,151	1,563,018

Total liabilities	137,109,703	66,889,573

Minority interest	4,772,741	5,081,692

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock (par value $0.02 per share; authorized 39,000,000 shares, Issued and outstanding 25,341,428 and 22,212,517)	506,828	444,250
Additional paid-in capital	20,992,827	13,442,899
Retained earnings (accumulated deficit)	5,672,639	(2,495,612)

Total stockholders’ equity	27,172,294	11,391,537

Total liabilities and stockholders’ equity	$169,054,738	$83,362,802

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

	2002	2001

Revenue:
Income from tax credits	$30,603,046	$21,497,956
Consulting fee income	387,604	9,236
Interest and dividend income	900,127	1,845,238
Other Income	2,733,374	447,756

Total revenue	34,624,151	23,800,186
Expenses:
Interest	11,485,367	11,577,169
Payroll and consulting fees	4,565,954	2,664,716
Professional fees	3,145,246	2,060,635
Insurance	1,951,248	1,529,688
Other	3,672,362	1,175,451

Total expenses	24,820,177	19,007,659

Income before other than temporary decline in value of investments, gain on sale of property, write-down of asset held for sale to net realizable value, equity in net losses of affiliates, minority interest, provision for income taxes, extraordinary gain on acquisition of minority interest and extraordinary gain on acquisition of a business	9,803,974	4,792,527
Other than temporary decline in value of investments (net of $28,635 recovery in 2002)	(1,573,730)	(371,645)
Gain on sale of property	16,841	—
Write-down of asset held for sale to net realizable value	—	(168,071)
Equity in net losses of affiliates	(729,109)	(2,279,852)

Income before minority interest, provision for income taxes, extraordinary gain on acquisition of minority interest and extraordinary gain on acquisition of a business	7,517,976	1,972,959

Minority interest	(335,324)	(508,783)

Income before provision for income taxes, extraordinary gain on acquisition of minority interest and extraordinary gain on acquisition of a business	7,182,652	1,464,176
Provision for income taxes	(2,657,410)	(534,616)

Income before extraordinary gain on acquisition of minority interest and extraordinary gain on acquisition of a business	4,525,242	929,560
Extraordinary gain on acquisition of minority interests	907,766	—
Extraordinary gain on acquisition of a business	2,735,243	—

Net income	$8,168,251	$929,560

Weighted average common shares outstanding
Basic	24,183,501	21,889,958
Diluted	24,293,540	21,909,527
Income per share after extraordinary gain
Basic	$.34	$.04
Diluted	$.34	$.04
Income per share before extraordinary gain
Basic	$.19	$.04
Diluted	$.19	$.04

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

	Shares	Common Stock	Additional Paid-in -Capital	(Accumulated Deficit) Retained Earnings	Total

Balance at December 31, 2000	21,373,460	$427,469	$12,267,052	$(3,425,172)	$9,269,349
Issuance of Common Stock and Warrants	839,057	16,781	1,745,413		1,762,194
Distributions to Capco members			(607,542)		(607,542)
Issuance of stock options to non-employees			37,976		37,976
Net Income				929,560	929,560
Balance at December 31, 2001	22,212,517	$444,250	$13,442,899	$(2,495,612)	$11,391,537
Issuance of Common Stock	3,080,341	61,607	6,810,504		6,872,111
Issuance of stock options to non-employees			89,134		89,134
Issuance of common stock to employees and consultants	48,570	971	139,459		140,430
Issuance of warrants			510,831		510,831
Net income				8,168,251	8,168,251
Balance at December 31, 2002	25,341,428	$506,828	$20,992,827	$5,672,639	$27,172,294

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

	2002	2001

Cash flows from operating activities:
Net income	$8,168,251	$929,560
Adjustments to reconcile net income to net cash used in operating activities:
Other than temporary decline in value of investments	1,573,730	371,645
Write-down of asset held for sale to net realizable value	—	168,071
Equity in losses of affiliates	729,109	2,279,852
Extraordinary gain on acquisition of minority interests	(907,766)	—
Extraordinary gain on acquisition of subsidiary	(2,735,243)	—
Gain on sale of asset held for sale	(16,841)	—
Loss on disposition of assets	39,725	—
Income from tax credits	(30,603,046)	(21,497,956)
Deferred income taxes	2,657,410	534,616
Depreciation and amortization	147,681	74,054
Provision for doubtful accounts	34,466	—
Accretion of interest income	(175,615)	(161,407)
Accretion of interest expense	10,732,980	10,676,928
Issuance of stock for services performed	140,430	58,800
Non cash compensation	89,134	37,976
Minority interest	335,324	508,783
Changes in assets and liabilities, net of the effect of business acquisitions:
Prepaid insurance	506,227	1,366,535
Prepaid expenses, accounts receivable and other assets	(247,975)	(179,231)
Accounts payable and accrued expenses	(376,122)	(1,005,441)

Net cash used in operating activities	(9,908,141)	(5,837,215)

Cash flows from investing activities:
Investments in qualified businesses (held to maturity investments)	(2,334,724)	(12,559,893)
Investments in qualified businesses (equity method investments)	—	(900,000)
Investments in qualified businesses (consolidated entities)	(13,860,832)	(11,128,283)
Other investments	—	(489,500)
Return of investments – held to maturity – investments	8,742,909	11,862,284
Return of investments – consolidated entities	5,302,583	210,000
Consolidation of majority owned entities	8,871,734	10,893,283
Cash received from Exponential acquisition	106,642	—
Cash received from Commercial Capital Corp. acquisition	2,367,870	—
Distributions from equity method investees	—	240,399
Purchase of furniture, fixtures and equipment	(279,438)	(107,361)
Proceeds from sale of property	348,770	—

Net cash provided by (used in) investing activities	9,265,514	(1,979,071)

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

	2002	2001

Cash flows from financing activities:
Proceeds from issuance of long-term debt	$29,999,543	$—
Payments for defeasance of long-term debt	(14,513,665)	—
Proceeds from issuance of note payable-insurance	—	5,200,000
Principal payments of note payable-insurance	(7,034,136)	(1,595,968)
Proceeds from (payments of) note payable – bank	(125,000)	575,000
Proceeds from issuance of notes – other	480,500	—
Purchase of minority interest from member	—	(1,300)
Principal payment of mortgage payable	(306,929)	(62,410)
Contributions from minority members	50,500	57,000
Distributions to members	—	(607,542)
Net proceeds from issuance of common stock	1,371,249	726,391
Proceeds from issuance of common stock to certified investors	719,957	—

Net cash provided by financing activities	10,642,019	4,291,171

Net increase (decrease) in cash and cash equivalents	9,999,392	(3,525,115)
Cash and cash equivalents – beginning of year	31,171,966	34,697,081

Cash and cash equivalents – end of year	$41,171,358	$31,171,966

Supplemental disclosure of cash flow activities:
Cash paid for interest	$953,073	$399,285

Issuance of notes in partial payment for insurance	$3,000,000	$—

Fixed assets acquired under capital lease obligations	$147,738	$—

Reduction of credits in lieu of cash and interest payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$10,832,872	$17,183,989

Issuance of common stock in connection with acquisition of Commercial Capital Corp.	$900,194	$—

Issuance of common stock in connection with acquisition of Exponential	$988,750	$—

Issuance of warrant in connection with purchase of Coverage A Insurance	$510,831	$—

Consolidation of investments previously accounted for under the equity or cost method	$537,083	$—

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

	2002	2001

Acquisition of Capcos minority interests resulting in goodwill:
Newtek Business Services common stock issued	$1,951,168	$978,303
Less: Deferred tax benefit acquired	14,873	—
Less: Minority interests acquired	887,652	—

Goodwill recognized	$1,048,643	$978,303

Acquisition of Capcos minority interests resulting in extraordinary gain:
Minority interests acquired	$1,369,156	$—
Add: Deferred tax benefit acquired	479,404	—
Less: Newtek Business Services common stock issued	940,794	—

Extraordinary gain recognized	$907,766	$—

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

          Basis of presentation and description of business

          Newtek Business Services, Inc. (Newtek), formerly named Newtek Capital, Inc., is a holding company for the entities listed below and accordingly consolidates the financial statements of these entities with its own: Newtek Small Business Finance, Inc. (“NSBF”),  DC Media, Inc., Exponential Business Development Corp., BJB Holdings, Inc. (“BJB”), Wilshire Holdings I, Inc., Wilshire Holdings II, Inc., REXX Environmental Corp. (“REXX”), Whitestone Capital Markets, Inc., The Whitestone Group, LLC (“TWG”); Wilshire Advisers, LLC (“WA”), Wilshire NY Advisers II (“WAII”), and Wilshire New York Partners III (“WNY III”), certified capital companies (“Capcos”) in New York, Wilshire Partners, LLC (“WP”), a capco in Florida, Wilshire Investors, LLC (“WI”), a capco in Wisconsin, Wilshire Colorado Partners LLC (“WC”), a capco in Colorado, and Wilshire Louisiana Advisers, LLC (“WLA”), a capco in Louisiana (the Capco entities are, collectively, the “Capcos” and Newtek and all of these aforementioned entities and Capcos are collectively the “Company”).  TWG acts as an investment adviser and manager to the aforementioned Capcos as well as a merchant bank and provides investment banking and business development services including general business consulting services, strategic planning, due diligence, merger and acquisition analysis, technology design and implementation support, joint venture negotiations and litigation support services.  All significant intercompany balances and transactions are eliminated in consolidation.

          The following is a summary of each capco or capco fund, state of certification and date of certification:

Capco	State of Certification	Date of Certification

WA	New York	May 1998
WP	Florida	December 1998
WI	Wisconsin	October 1999
WLA	Louisiana	October 1999
WA II	New York	April 2000
WNY III	New York	December 2000
WC	Colorado	October 2001

          The State of Louisiana has three “capco funds” which are all a part of and consolidated with the WLA capco (the first fund).  The second, Wilshire Louisiana Partners II, LLC (WLPII), and the third, Wilshire Louisiana Partners III, LLC (WLPIII), were formed in October 2001, and October 2002, respectively.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

          In general, the Capcos issue debt and equity instruments, generally warrants (“Certified Capital”), to insurance company investors (“Certified Investors”). The Capcos then make targeted investments (“Investments in Qualified Businesses”, as defined under the respective state statutes, or, “Qualified Businesses”), with the Certified Capital raised. Such investments may be accounted for as either consolidated subsidiaries, under the equity method or cost method of accounting, depending upon the nature of the investment and the Company’s and/or the capco’s ability to control or otherwise exercise significant influence over the investee. Each capco has a contractual arrangement with the particular state that legally entitles the capco to receive (or earn) tax credits from the state upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the Capcos to maintain their state-issued certifications, the Capcos must make Investments in Qualified Businesses in accordance with these requirements. Each capco also has separate, legal contractual arrangements with the Certified Investors obligating the capco to pay interest on the aforementioned debt instruments whether or not it meets the statutory requirements for Investments in Qualified Businesses. The capco can satisfy this interest payment, at the capco’s discretion, by delivering tax credits in lieu of paying cash. The Capcos legally have the right to deliver the tax credits to the Certified Investors. The Certified Investors legally have the right to receive and use the tax credits and would, in turn, use these tax credits to reduce their respective state tax liabilities in an amount usually equal to 100% (WLA and WLPII - 110%) of their certified investment. The tax credits can be utilized over a ten-year period at a rate of 10% (WLA and WLPII - 11%) per year and in some instances are transferable and can be carried forward.

          On December 31, 2002, the Company acquired a majority stake in a US Small Business Administration (“SBA”) lender and therefore the acquired assets and liabilities are included in the Company’s accounts (see Note 18).  As a nonbank SBA lender, the Company (originally named Commercial Capital Corp., now named Newtek Small Business Finance (“NSBF”)) originates, sells (in whole or in part) and services loans for qualifying small businesses, which are partially guaranteed by the SBA.  The Company sells the SBA guaranteed portion of such loans to third-party investors, retains the unguaranteed portion and continues to service the loans.  The Company has the ability to originate loans throughout the United States.  Presently, the loans originated by the Company are primarily to customers in the Northeast United States.  The Company’s competition for originating SBA loans comes primarily from banking organizations and the other nonbank entities holding an SBA license.

          Cash and cash equivalents

          All highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents. The Company has bank balances in excess of the $100,000 of depository insurance provided by the Federal Deposit Insurance Corporation. Substantially all of the cash and cash equivalents as of December 31, 2002 and 2001, respectively, were restricted for use in managing and operating the Capcos and qualified investments.

In the Company’s Statement of Cash Flows, cash invested in consolidated entities is presented as a cash outflow, and cash in those entities is presented as an inflow, “Consolidation of majority owned entities”.

          Revenue Recognition

         The Company recognizes consulting revenues as earned. Consulting revenues are earned at the time the related services are provided and when the right to receive payment is assured. Realized gains on investments are recognized only at the time the investments are sold.  The company also earns revenues from its consolidated entities (partner companies).

          Income from tax credits: Following an application process, a state will notify a company that it has been certified as a capco. The state then allocates an aggregate dollar amount of tax credits to the capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the capco. As described in “Basis of presentation and description of business,” earlier in this note, the capco is legally entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements and corresponding non-recapture percentages. At December 31, 2002, as summarized earlier in this note, the Company had Capcos in five states. Each statute requires that the capco invest a threshold percentage of Certified Capital in Qualified Businesses within the timeframes specified.   As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued):
program.  Such a disqualification, or “decertification” as a Capco results in a recapture of all or a portion of the allocated tax credits; the proportion of the recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks.

          As the Capco progresses in its investments in Qualified Businesses and, accordingly, places an increasing proportion of the tax credits beyond recapture, it earns an amount equal to the non-recapturable tax credits and records such amount as income, with a corresponding asset called “credits in lieu of cash’, in the balance sheet. The amount earned and recorded as income is determined by multiplying the total amount of tax credits allocated to the Capco by the percentage of tax credits immune from recapture (the earned income percentage) under the state statute. To the extent that the investment requirements are met ahead of schedule, and the percentage of non-recapturable tax credits is accelerated, the present value of the tax credit earned is recognized currently and the asset, credits in lieu of cash, is accreted up to the amount of tax credits available to the Certified Investors.   If the tax credits are earned before the state is required to make delivery (i.e., investment requirements are met ahead of schedule, but credits can only be used at a rate of 10% per year), then the present value of the tax credits earned are recorded upon completion of the requirements, in accordance with Accounting Principles Board Opinion No. 21.  The receivable (called “credits in lieu of cash”) is accreted to the annual deliverable amount which can then be delivered to the insurance company investors in lieu of cash interest.

          The total amount of tax credits allocated to each of the aforementioned Capcos, the required investment percentages, recapture percentages and related earned income percentages, and pertinent dates are summarized as follows:

The First to Occur

State Capco or Fund	Total Tax Credits Allocated	Investment Benchmark	Investment Benchmark Date	Decertification Recapture Thresholds	Recapture Percentage	Earned Income Percentage

FLORIDA	$37,384,028	20%	12/31/00	Prior to 20%	100%	0%
Wilshire		30%	12/31/01	After 20 before 30%	70%	30%
Partners (WP)		40%	12/31/02	After 30 before 40%	60%	40%
		50%	12/31/03	After 40 before 50%	50%	50%
				After 50%	0%	100%
NEW YORK	$35,160,202			Prior to 25%	100%	0%
Wilshire		25%	12/21/02	After 25 before 40%	85%	15%
N.Y. Partners III		40%	12/21/03	After 40 before 50%	70%	30%
(WNY III)		50%	12/21/04	After 50%	0%	100%
COLORADO	$16,175,415			Prior to 30%	100%	0%
Statewide Pool		30%	4/22/05	After 30 before 50%	70%	30%
Wilshire Colorado		50%	10/25/07	After 50%	0%	100%
Partners (WC)				Prior to 30%	100%	0%
COLORADO	$5,882,352	30%	4/22/05	After 30 before 50%	70%	30%
Rural Pool		50%	10/25/07	After 50%	0%	100%
Wilshire Colorado
Partners (WC)
LOUISIANA	$18,040,000			Prior to 30%	100%	0%
Wilshire LA		30%	10/14/02	After 30 before 50%	70%	30%
Advisers(WLA)		50%	10/14/04	After 50%	0%	100%
WISCONSIN	$16,666,667			Prior to 30%	100%	0%
Wilshire		30%	10/25/02	After 30 before 50%	70%	30%
Investors (WI)		50%	10/25/04	After 50%	0%	100%

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

LOUISIANA	$8,000,000			Prior to 30%	100%	0%
Wilshire		30%	10/15/05	After 30 before 50%	70%	30%
LA Partners III		50%	10/13/07	After 50%	0%	100%
(WLPIII)
NEW YORK	$6,807,866			Prior to 25%	100%	0%
Wilshire		25%	4/7/02	After 25 before 40%	85%	15%
N.Y. Advisers II		40%	4/7/03	After 40 before 50%	70%	30%
(WLA II)		50%	4/7/04	After 50%	0%	100%
NEW YORK	$3,810,161			Prior to 25%	100%	0%
Wilshire		25%	6/22/00	After 25 before 40%	85%	15%
Advisers(WA)		40%	6/22/01	After 40 before 50%	70%	30%
		50%	6/22/02	After 50%	0%	100%
LOUISIANA	$3,355,000			Prior to 30%	100%	0%
Wilshire		30%	10/13/03	After 30 before 50%	70%	30%
LA Advisers II		50%	10/13/05	After 50%	0%	100%
(WLA II)

          Under the various state Capco provisions, there is a difference in the amount of qualified investments made and the amount of income recognized by the respective Capcos upon satisfaction of the various benchmarks. The table below relates the investments made, both as percentage of total funds and in dollar amounts, to the income recognized as each benchmark is achieved. In all of these programs, a majority of Newtek’s income from the delivery of the tax credits will be recognized no later than five years into the ten year programs.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

State Capco or Fund	Allocated Tax Credits	Investment Benchmark Percentage/Dollars		Earned Income Percentage/Dollars

FLORIDA	$37,384,028	20%	$7,476,806	30%	$11,215,208
Wilshire		30%	$11,215,208	40%	$14,953,611
Partners (WP)		40%	$14,953,611	50%	$18,692,014
		50%	$18,692,014	100%	$37,384,028
NEW YORK.	$35,160,202	25%	$8,790,051	15%	$5,274,030
Wilshire N.Y		40%	$14,064,080	30%	$10,548,060
Partners III (WNY III)		50%	$17,580,101	100%	$35,160,202
COLORADO	$16,175,415	30%	$4,852,625	20%	$3,235,083
Wilshire Colorado		50%	$8,087,708	100%	$16,175,415
Partners (WC)
Statewide Pool
COLORADO	$5,882,352	30%	$1,764,706	20%	$1,176,470
Wilshire Colorado		50%	$2,941,176	100%	$5,882,352
Partners (WC)
Rural Pool
LOUISIANA	$18,040,000	30%	$4,920,000	30%	$5,412,000
Wilshire LA		50%	$8,200,000	100%	$18,040,000
Advisers (WLA)
WISCONSIN	$16,666,667	30%	$5,000,000	30%	$5,000,000
Wilshire		50%	$8,333,334	100%	$16,666,667
Investors (WI)
LOUISIANA	$8,000,000	30%	$2,400,000	30%	$2,400,000
Wilshire LA		50%	$4,000,000	100%	$8,000,000
Partners III (WLPIII)
NEW YORK.	$6,807,866	25%	$1,701,967	15%	$1,021,180
Wilshire N.Y		40%	$2,723,146	30%	$2,042,360
Advisers II (WNY II)		50%	$3,403,933	100%	$6,807,866
NEW YORK	$3,810,161	25%	$952,540	15%	$571,524
Wilshire		40%	$1,524,064	30%	$1,143,048
Advisers (WA)		50%	$1,905,081	100%	$3,810,161
LOUISIANA	$3,355,000	30%	$915,000	30%	$1,006,500
Wilshire LA		50%	$1,525,000	100%	$3,355,000
Advisers II (WLA II)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

          During each of the years ended December 31, 2002 and 2001, certain Capcos satisfied the required investment benchmarks and the related recapture percentages requirements and, accordingly, earned a portion of the tax credits.

          Loan Interest and Loan Fees – SBA Loans

          Interest income on loans is recognized as earned.  When a loan is 90 days past due with respect to principal or interest and, in the opinion of management, interest or principal on individual loans is not collectible, or at such earlier time as management determines that the collectibility of such principal or interest is unlikely, the accrual of interest is discontinued and all accrued but uncollected interest income is reversed.  Cash payments subsequently received on nonaccrual loans are recognized as income only where the future collection of the recorded value of the loan is considered by management to be probable.  Certain related direct costs to originate loans (including fees paid to loan brokers) are deferred and amortized over the contractual life of the loan using a method that approximates the effective interest method.

          Allowance for Possible Loan Losses – SBA Loans

          An allowance for possible loan losses is established by a provision for possible loan losses charged to operations.  Actual loan losses or recoveries are charged or credited directly to this allowance.  The provision for possible loan losses is management’s estimate of the amount required to maintain an allowance adequate to reflect the risks in the loan portfolio; however, ultimate losses may vary from the current estimates.  This estimate is reviewed periodically and any necessary adjustments are made in the period in which they become known.

          Sales and Servicing of SBA Loans

          NSBF originates loans to customers under the SBA program that generally provides for SBA guarantees of 75% to 80% (85% for loans received by the SBA on or after December 22, 2001) of each loan, subject to a maximum guarantee amount.  The Company sells the guaranteed portion of each loan to a third party and retains the unguaranteed principal portion in its own portfolio.  A gain is recognized on these loans through collection on sale of a premium over the adjusted carrying value.  Gain on sale of the guaranteed portion of the loans is recognized at the date of the sales agreement when control of the future economic benefits of the loan is surrendered.  At December 31, 2002 the Company had no outstanding receivables from the sale of the guaranteed portion of loans sold.

          NSBF accounts for its capitalized servicing rights and sales of finance receivables in accordance with Statement of Financial Accounting Standards No. 140 (SFAS No. 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” a replacement of FASB Statement No. 125, which became effective on April 1, 2001.  In accordance with SFAS No. 140, upon sale of the loans to third parties, the Company’s investment in an SBA loan is allocated among the retained portion of the loan (unguaranteed), the sold portion of the loan (guaranteed) and the value of loan servicing retained, based on the relative estimated fair market values of each at the sale date.  The difference between the proceeds received and the allocated carrying value of the loan sold is recognized as a gain on sale of loans.  In each loan sale, NSBF retains servicing responsibilities and receives servicing fees of 1% of the outstanding loan balance.  The purchasers of the loans sold have no recourse to NSBF for failure of customers to pay amounts contractually due.

          The servicing fees are reflected as an asset which is amortized over an estimated life using a method approximating the effective interest method; in the event future prepayments are significant or impairments are incurred and future expected cash flows are inadequate to cover the unamortized servicing asset, additional amortization or impairment charges would be recognized.  In the calculation of its servicing asset, NSBF is required to estimate its adequate servicing compensation.    At December 31, 2002, the balance of the servicing asset was zero.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

          Capitalized servicing rights are recorded at the date of sale based on the allocated carrying value (discussed above) and amortized into other revenue in proportion to, and over the period of, the estimated future net servicing income on the underlying financial assets.  Impairment is recognized through a valuation allowance, to the extent the fair value is less than the capitalized amount.

          Earnings Per Share

         Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

          Stock - Based Compensation

          The Company has elected to continue using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for employee stock options.   No stock-based employee compensation cost is reflected in net income, as all options granted under this plans had an exercise price equal to the market value of the underlying common stock at the date of grant.  The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in SFAS 123 “Accounting for Stock-based Compensation” had been used in accounting for stock options.

	Stock Corporation

	2002	2001

As reported
Net income	$8,168,251	$929,560
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards,net of related tax effects	(1,007,371)	(554,266)

Pro forma net income	$7,160,880	$375,294

Earnings per share:
Basic – as reported	$.34	$.04

Basic – pro forma	$.30	$.02

Diluted - as reported	$.34	$.04

Diluted net income per share	$.29	$.02

          For 2002 and 2001, the weighted average fair value of each option granted is estimated on the date of grant using the Black Scholes model with the following assumptions: expected volatility of 85%, risk-free interest rate of 3.53% to 6.15%, expected dividends of $0 and expected terms of 1-6 years.

          Goodwill

          Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired.  The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”) as of January 1, 2002.  This statement requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.   Based upon the Company’s performance of the transitional impairment tests using the fair value approach required by the standard, the Company has determined that no impairment existed as of December 31, 2002 and December 31, 2001.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

          Furniture, fixtures and equipment

          Furniture, fixtures and equipment which is comprised primarily of office equipment, are stated at cost, less accumulated depreciation. Depreciation of furniture, fixtures and equipment is provided on a straight-line basis using estimated useful lives of the related assets (five years).

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

          Use of estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. The most significant estimates are with respect to valuation of investments in qualified businesses and loans receivable. Actual results could differ from those estimates.

          Fair value of financial instruments

          The carrying values of accounts payable and accrued expenses approximate fair value because of the short term maturity of these instruments. The carrying value of investments in qualified businesses, loans receivable, structured insurance product, notes and loans payable, credits in lieu of cash, interest payable in credits in lieu of cash, bank notes payable, and warrants approximate fair value based on management’s estimates.

          New Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. The adoption of these standards did not have a material impact on the Company’s financial position or results of operations.

          In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of “ and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations.

          In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (FAS 145). This statement eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they are both unusual in nature and infrequent in occurrence. This provision of FAS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

145 will be effective for the Company as of the beginning of fiscal year 2004. This statement also amends FAS 13, “Accounting for Leases” and certain other authoritative pronouncements to make technical corrections or clarifications. FAS 145 will be effective related to the amendment of FAS 13 for all transactions occurring after May 15, 2002. All other provisions of FAS 145 will be effective for financial statements issued after May 15, 2002. The Company has determined that this statement will not have a significant impact on its financial condition and results of operations.

          In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.   The Company is currently evaluating the impact of implementing FAS 146.

          In October 2002, the FASB issued Statement No. 147 (“SFAS 147), “Acquisitions of Certain Financial Institutions.” SFAS 147 addresses financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets of financial institutions, including those acquired in transactions between two or more mutual enterprises. The provisions of the statement will be effective for acquisitions on or after October 1, 2002. The adoption of SFAS No. 147 did not have a material impact on the Company’s financial position or results of operations.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material impact on the Company’s financial position or results of operations.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

          In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others”, an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. Based on the Company’s experience, the Company expects the risk of loss to be remote.

          In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The Company is currently evaluating the impact of implementing FIN No. 46.

          Reclassifications

          Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 - INSURANCE:

          On November 19, 1998, WA purchased a structured insurance product covering a ten-year period (the “Capco Policy”) from an AAA rated international insurance company (the “Insurer”). This insurance provides for (i) the repayment, on the maturity date, of the note payable issued by WA to the Certified Investors in connection with the capitalization of WA (“Note”) (“Coverage A”) and (ii) the loss or recapture of the state tax credits delivered to the Certified Investors (“Coverage B”). Notwithstanding the Insurer’s obligation, WA remains primarily liable for repayment of the Note. Premiums for the Capco Policy have been paid in full at inception and the Capco Policy is non-cancelable. The Company paid a total of $1,805,599 for the Capco Policy. The costs of Coverage’s A and B were $1,647,905 and $157,694, respectively. Under Coverage A, the Insurer is required to pay the principal amount of the Note (Note 4), $2,673,797, on the maturity date in June 2008. Accordingly, the Company has recorded the Coverage A payment as an asset, called structured insurance product, and has been increasing the recorded amount via an accretion to interest income. For the years ended December 31, 2002 and December 31, 2001 the Company recorded $102,938 for each year, as interest income. At the June 2008 Note maturity date, the asset balance will be $2,673,797, the Insurer will pay the Certified Investors, and the Company will reverse this asset balance in full with a corresponding reversal of the Note balance.

          On May 10, 2000, WA purchased another structured insurance product, or Capco Policy, covering an eight-year period from an AAA rated international insurance company (the “Insurer”). This insurance provides for the same terms and conditions as the aforementioned initial insurance product as described above. The Company paid a total of $821,500 for this additional Capco Policy. The costs of Coverage’s A and B were $661,432 and $160,068, respectively. Under Coverage A, the Insurer is required to pay the principal amount of the Note (Note 4), $1,136,364, on the maturity date in June 2008. Accordingly, the Company has recorded the Coverage A payment as an asset, called structured insurance product, and has been increasing the recorded amount via an accretion to interest income. For each of the years ended December 31, 2002 and December 31, 2001, the Company recorded

NOTE 2 - INSURANCE (Continued):

$58,469 as interest income. At the June 2008 Note maturity date, the asset balance will be $1,136,364, the Insurer will pay the Certified Investors, and the Company will reverse this asset balance in fall with a corresponding reversal of the Note balance.

          The amount paid for Coverage B has been recorded as prepaid insurance and is being amortized to expense over the life of the Capco Policy. The Company has also purchased (as well as financed) Coverage B insurance in connection with transactions described in the Notes to the Consolidated Financial Statements. Such amounts are accounted for in the same manner as Coverage B insurance referred to in this Note. The prepaid insurance balance of $14,056,196 at December 31, 2002 and $10,820,841 at December 31, 2001 is comprised solely of the unamortized cost of Coverage B insurance.

          The Company’s Coverage A and B purchases are summarized as follows (there were no such purchases in the year ended December 31, 2001):

Capco or Capco Fund	Date of Purchase	Premium Paid for Coverage A(³)		Premium Paid for Coverage B(³)

WA	November 1998	$1,647,905	(¹)	$157,694
Total – 1998		$1,647,905		$157,694

WP	April 1999	$23,127,927	(²)	$3,998,948
WLA	October 1999	$9,175,844	(²)	$2,193,741
WI	October 1999	$9,086,227	(²)	$2,352,786
Total – 1999		$41,389,998		$8,545,475

WNYII	April 2000	$5,019,803	(²)	$504,745
WA	May 2000	$661,432	(¹)	$160,068
WLPII	October 2000	$2,456,565	(²)	$319,958
WNYIII	December 2000	$29,052,790	(²)	$4,137,438
Total – 2000		$37,190,590		$5,122,209

WCOP	April 2002	$11,654,021	(²)	$3,604,978
WLPIII	October 2002	$2,859,644	(²)	$1,089,134
Total 2002		$14,513,665		$4,694,112

(1)	Coverage A has been accounted for as a structured insurance product as described previously in this Note.
(2)	Coverage A has been accounted for as described in Note 8.
(3)	Coverage B has been accounted for as described previously in this Note. Additionally, a portion of the premiums paid for Coverage’s A and B were financed by notes and the issuance of warrants.

The Company’s Coverage B purchases and related amortization are summarized as follows:

Prepaid Insurance as of 12/31/00	$12,187,376

Prepaid Insurance purchased for the year ended 12/31/01	0

Amortization of Prepaid Insurance for the year ended 12/31/01	(1,366,535)

NOTE 2 - INSURANCE (Continued):

Prepaid Insurance as of 12/31/01	10,820,841
Prepaid Insurance purchased for the year ended 12/31/02	4,694,112
Additional Prepaid Insurance adjustment	169,284
Amortization of Prepaid Insurance for the year ended 12/31/02	(1,628,041)

Prepaid Insurance as of 12/31/02	$14,056,196

NOTE 3 - INVESTMENTS IN QUALIFIED BUSINESSES:

          The following table is a summary of such investments as of December 31, 2002, shown separately between their debt and equity components, and all terms of each are summarized.  There are no expiration dates on any of the financial instruments, unless disclosed.

          The various interests that the Company acquires in its qualified investments are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company’s voting interest in an investee.

          Consolidation Method.  Investments in which the Company directly or indirectly owns more than 50% of the outstanding voting securities or those the Company has effective control over are generally accounted for under the consolidation method of accounting. Under this method, an investment’s financial position and results of operations are reflected within the Company’s Balance Sheet and Consolidated Statements of Income. All significant inter-company accounts and transactions have been eliminated. The results of operations and cash flows of a consolidated Partner Company are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the Partner Company. Upon dilution of control below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

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

          Cost Method.  Investees not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such companies is not included in the Consolidated Balance Sheet and Consolidated Statements of Income. However, cost method impairment charges are recognized, as necessary, in the Consolidated Statement of Income. If circumstances suggest that the value of the investee has subsequently recovered, such recovery is not recorded until realized.  In some of the entities which we account for under the cost or equity method, the Company may own warrants that if exercised, would cause the Company to use either the equity or consolidation method.  As of December 31, 2002, the Company does not expect these warrants to be exercised in the near future.

          In accordance with the provisions of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investment in Debt and Equity Securities”, the Company classifies its debt investments as held-to-maturity and such investments are initially recorded at amortized cost. On a monthly basis, the Company’s Investment Committee meets to evaluate the Company’s investments.  The Company considers several factors in determining whether an impairment exists on the investment, such as the investee’s net book value, cash flow, revenue growth and net income. In

NOTE 3 - INVESTMENTS IN QUALIFIED BUSINESSES (Continued)

addition, the Investment Committee considers other factors, such as the economy and the investee company’s industry, to determine if an other than temporary decline in value exists in the Company’s investment.

DEBT INVESTMENTS

Investee Investment Date (s) Maturity Date InterestRate	Newtek IT Services, LLC Mar-01 Mar-02 5.75%	Direct Creations, LLC Sep-01, Nov-01 Jun-04, LIBOR	1-800 Gift Certificates Jul-99, Jul-01 Jul-02 Various	Starphire Technologies, LLC Jun-01 Jun-02 5.75%	Merchant Data Systems, Inc. Aug-00 May-04 0.00%	Distribution Video and Audio Corp. June-00 June02 10.00%	4G’s Truck Renting Nov99,Dec 00 Jun–02 Aug-03 7.40%

Principal outstanding at December 31, 2000	$100,000	$750,000	$244,928		$1,698,950	$1,000,000	$900,000
Debt investments made in 2001	3,500,000	1,358,333	950,000	$1,000,000	400,000		100,000
Return of principal - 2001		(750,000)	(135,731)		(1,998,950)	(175,000)	(525,000)
Other than temporary decline in value of its investments-2001					(86,044)
Converted from debt to equity	(100,000)
Converted from equity to debt					900,000
Principal outstanding at December 31, 2001	3,500,000	1,358,333	1,059,197	1,000,000	913,956	825,000	475,000
Debt investments made in 2002							100,000
Return of principal – 2002	(3,500,000)		(559,197)	(1,000,000)		(825,000)	(475,000)
Other than temporary decline in
value of its investments-2002 (C)					28,635
Converted from debt to equity		(735,100)	(500,000)
Converted from Direct Creations to DC Media equity		(86,723)
Converted from Direct Creations to DC Media sub debt		(163,277)
Principal outstanding at December 31, 2002	—	$373,233	—	—	$942,591	—	$100,000

NOTE 3 - INVESTMENTS IN QUALIFIED BUSINESSES (Continued):

DEBT INVESTMENTS

Investee Investment Date (s) Maturity Date(s) Interest Rate	Transworld Business Brokers, LLC Jun-01 Jun-04 5.00%	Buy Seasons, Inc. Jun-01 Jun-06 11.00%	Hyper-cosm Apr-01 Apr-06 (original) 10%	Newtek Financial Info Services of FL Nov-.99 Nov-01 5.25%	CB Real Net, LLC Feb-00 Dec-01 8.00%	Down to Earth, Inc. Dec-99 Aug-00 Aug-01 9.00%	Autotask Group Oct-02 Sep-03 7.75%	Lousiana BIDCO Loans Various Various Prime +1%	Gulf Coast Bidco Dec-02 Various Various

Principal outstanding at December 31, 2000				$3,104,201	$2,500,000	$80,000		$669,841
Debt investments made in 2001	$240,000	$200,000	$250,000					4,561,560
Return of principal - 2001		(20,000)		(2,966,959)	(2,500,000)	(80,000)		(2,710,644)
Other than temporary decline in value of its investments-2001			(250,000)	(35,601)
Principal outstanding at December 31, 2001	240,000	180,000		101,641				2,520,757
Debt investments made in 2002							200,000	1,062,224	972,500
Investment consolidated with parent				(101,641)
Return of principal – 2002	(100,000)	(180,000)						(2,103,712)
Other than temporary decline in value of its investments-2002 (C)								(245,240)
Principal outstanding at December 31, 2002	$140,000	—	—	—	—	—	$200,000	$1,234,029	$972,500

DEBT INVESTMENTS - Summary

Investee Investment Date (s) Maturity Date Interest Rate	Total

Principal outstanding at December 31, 2000	$11,047,920
Debt investments made in 2001	12,559,893
Return of principal - 2001	(11,862,284)
Other than temporary decline in value of its investments-2001	(371,645)
Converted from debt to equity	(100,000)
Converted from equity to debt	900,000
Principal outstanding at December 31, 2001	12,173,884
Debt investments made in 2002	2,334,724
Investment restructured and consolidated with parent	(101,641)
Return of principal – 2002	(8,742,909)
Other than temporary decline in value of its investments-2002 (C)	(216,605)
Converted from debt to equity	(1,235,100)
Converted from Direct Creations to DC Media equity	(86,723)
Converted from Direct Creations to DC Media sub debt	(163,277)
Principal outstanding at December 31, 2002	$3,962,353

NOTE 3 - INVESTMENTS IN QUALIFIED BUSINESSES (Continued):

EQUITY INVESTMENTS

Investee Investment Date(s) Type of Investment Ownership Interest as of December 31, 2002	Direct Creations, LLC Various, Aug-02 Warrants <20%	1-800 Gift Certificates Jul-99 Common Stock/ Warrants 7.14%	Starphire Technologies ,LLC Aug-00 Preferred Membership 50.00%	Merchant Data Systems, Inc. . Sep-00 Warrants 0%	Distribution Video and Audio Corp. Jun-00 Common Stock <20.00%	Niche Directories Sep-00, Dec-00 Preferred Membership 37.50%	Newtek IT Services, LLC Oct-00 Preferred Stock 50%

Total equity investments at December 31, 2000		$25,000	$1,485,001	$785,181	$200,000	$1,317,357	$793,044
Equity investments made in 2001
Equity in income (losses) 2001 (B)			(757,322)			(842,149)	(462,499)
Converted from equity to debt				(785,181)
Converted from debt to equity							100,000
Total equity investments at December 31, 2001 (A)		25,000	727,679		200,000	475,208	430,545
Equity investments made in 2002
Equity in income (losses) 2002						(431,484)
Return of Capital		(25,000)
Converted from debt to equity	$735,100	500,000
Other than temporary decline in Value of its investments-2002 (C)	(464,277)		(727,679)			(43,724)
Investment consolidated with parent							(430,545)
Total equity investments at December 31, 2002	$270,823	$500,000	—	—	$200,000	—	—

NOTE 3 - INVESTMENTS IN QUALIFIED BUSINESSES (Continued):

EQUITY INVESTMENTS

Investee Investment Date(s) Type of Investment Ownership Interest as of December 31, 2002	BuySeasons, Inc . Jun-01 Common Stock <20%	Newtek Financial Info Services of FL, LLC Jun-01 Common Stock 87.48%	SBA Holdings, Inc . Sep-02 Preferred Stock 90%	Transworld Business Brokers, LLC Jun-01 Preferred Membership 33.33%	Total

Total equity investments at December 31, 2000					$4,605,583
Equity investments made In 2001	$100,000	$450,000		$350,000	900,000
Equity in income (losses) 2001 (B)		(507,212)		(32,088)	(2,601,270)
Converted from equity to debt					(785,181)
Converted from debt to equity					100,000
Total equity investments at December 31, 2001 (A)	100,000	(57,212)		317,912	2,219,132
Equity investments made In 2002			2,000,000		2,000,000
Equity in income (losses) 2002				(297,625)	(729,109)
Return of Capital					(25,000)
Converted from debt to equity					1,235,100
Investment consolidated with parent		57,212	(2,000,000)		(2,373,333)
Other than temporary decline in value of its investments-2002 (C)					(1,235,680)
Total equity investments at December 31, 2002	$100,000	—	—	$20,287	$1,091,110

(A)

For 2001, the total amount per the balance sheet is $2,276,344, which is approximately $57,000 higher than the amount shown on this schedule, due to the Company’s decision to fund the losses in excess of its book value. Such $57,000 is recorded in accounts payable and accrued expenses in the accompanying balance sheet as of December 31, 2001.

(B)

For 2001, the total amount per the Company’s Consolidated Statement of Income is approximately $321,000 lower than the amount shown on this schedule, due to the elimination of the activities between Newtek and these equity related investments

(C)

For 2002, the total amount per the Statement of Income (for both equity and debt investments) is approximately $150,000 higher than the amount shown on this schedule, due to the permanent impairment of a “non-Capco” related investment which is not shown on the statement.

          The Company has not guaranteed any obligation of these investees, and the Company is not otherwise committed to provide further financial support for the investees.  However, from time-to-time, the Company may decide to provide such additional financial support which, as of December 31, 2002, was not significant.  Should the Company determine that an impairment exists upon its periodic review, and it is deemed to be other than temporary, the company will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the Statement of Income.

NOTE 3 - INVESTMENTS IN QUALIFIED BUSINESSES (Continued):

CONSOLIDATED DEBT INVESTMENTS

Investee Investment Date(s) Maturity Date Interest Rate	Newtek Merchant Solutions of NY, LLC Mar-01 Nov-05 6.00%	Newtek Merchant Solutions of WI, LLC Jun-01 Jun-06 5.00%	PPM Link, LLC Mar-01 Sep-02 5.75%	Newtek Strategies, LLC Aug-01 Oct-02 5.00%	Newtek Business Exchange of NY, LLC Mar-02 Mar-05 2.50%	Newtek Financial Info Services of FL, LLC Nov-99 Nov-01 5.25%	DC Media Finance Oct-02 Oct-03 12.00%

Consolidated debt investments Made in 2001	$3,400,000	$2,100,000	$1,850,000	$950,000
Total consolidated debt investments made in 2001	3,400,000	2,100,000	1,850,000	950,000
Return of principal - 2001		(210,000)		(25,000)
Total consolidated debt investments as of December 31, 2001	3,400,000	1,890,000	1.850,000	925,000
Total consolidated debt investments made in 2002	60,000				325,000
Investment restructured and consolidated with parent						150,000
Return of principal - 2002	(2,850,000)	(385,000)		(925,000)
Converted to equity from Debt – 2002			(850,000)
Converted to debt from Equity – 2002	75,000						163,277
Total consolidated debt Investments as of December 31, 2002	$685,000	$1,505,000	$1,000,000	—	$325,000	$150,000	$163,277

NOTE 3 - INVESTMENTS IN QUALIFIED BUSINESSES (Continued):

CONSOLIDATED EQUITY INVESTMENTS

Investee Investment Date(s) Type of investment Ownership interest	Newtek Merchant Solutions of NY, LLC Mar-01 Preferred Member 90%	Newtek Merchant Solutions of LA,\ LLC Aug-01 Preferred Member 95.00%	Newtek Merchant Solutions of CO, LLC Jun 01 95%	PPM Link, LLC Mar-01 Preferred Member 67.00%	Newtek Strategies, LLC Aug-01 Preferred Member 70.00%	Newtek Business Exchange of NY, LLC Mar-02 Preferred Member 94.14%

Consolidated equity investments made in 2001	$200,000	$1,350,000		$253,333	$999,950
Investment restructured and consolidated with parent
Total consolidated equity investments – 2001	200,000	1,350,000		253,333	999,950
Total consolidated equity investment made in 2002			3,308,665			3,175,667
Converted from debt to equity --– 2002				850,000
Converted from equity to debt --- 2002	(75,000)
Preferred return-dividends						(73,471)
Total consolidated equity Investments – 2002	$125,000	$1,350,000	$3,308,665	$1,103,333	$999,950	$3,102,196

Investee Investment Date(s) Type of investment Ownership interest	SBA Holdings, Inc. Sep-02 Preferred Stock 90%	Newtek Financial Info Services of LA, LLC Dec-03 Preferred Member 80.00%	Newtek Financial Info Services of FL, LLC Jun-01 Preferred Membership 87.48%	Newtek Client Services, LLC Jun –03 Preferred Member 95.00%	Wilshire Louisiana Capital Management Fund Dec-02 Preferred Membership 100.00%	Newtek IT Services, LLC Oct-00 Preferred Stock 90%

Converted from equity method to consolidation						$430,545
Total consolidated equity investments – 2001						430,545
Total consolidated equity investment made in 2002		$284,000	$185,000	$3,550,000	$972,500
Investment consolidated with parent	$2,000,000		(57,212)
Preferred return-dividends			(27,405)	(27,273)
Preferred return- redemption				(1,081,271)
Total consolidated equity Investments – 2002	$2,000,000	$284,000	$100,383	$2,441,456	$972,500	$430,545

NOTE 4 - NOTES PAYABLE - CERTIFIED INVESTORS:

          In June 1998 WA issued a note and a warrant to a Certified Investor for a total amount of $2,673,797. The Company’s interest obligations under the note are as described in Notes 1 and 8. The warrant entitles the Certified Investor to purchase 13% of WA’s member units at a purchase price of $.01 per unit. The warrant can be exercised at any time after the fifth year of the 10 year term of the note.   In 2002, the warrant was purchased by the Company for Company stock.

          Of the total proceeds, the Company allocated $2,608,797 to the note and $65,000 to the warrant. The Company initially recorded the note at $2,608,797 and has been increasing such amount via an accretion to interest expense. For the year ended December 31, 2002 and 2001, the Company recorded $6,500 of interest expense for such accretion. At the maturity date in June 2008, the note balance will be $2,673,797 and the Insurer  will pay such amount to the Certified Investor.

          In May 2000, WA issued an additional note to a Certified Investor for total proceeds of $1,251,630. This note has been recorded at its face amount of $1,136,364, which is the amount payable at maturity in 2008. The interest rate on this note is 10%. The excess of the proceeds over the face amount, or $115,266, will be amortized to income over the term of the note.

          Under the terms of the notes, WA is required to maintain minimum levels of working capital and tangible net worth, as defined. At December 31, 2002 and 2001 WA was in compliance with such requirements.

NOTE 5 - NOTES PAYABLE – INSURANCE AND OTHER:

          In October 1999, WI and WLA each borrowed $2,000,000 ($4,000,000 in total), from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of the two Capcos. The notes bear interest at 8.5%, and were payable in three installments beginning on April 1, 2001, with the final payment due on October 24, 2002. WI and WLA made the April 1, 2001 payments in accordance with the terms of the agreements. Accrued interest included in accounts payable and accrued expenses at December 31, 2001 amounted to $162,025.  The entire balance was paid in its entirety (including any accrued interest) in October 2002.

          In April 2000, WNYII borrowed $1,500,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of this Capco. The note bears interest at 9.5%, and is payable in three installments beginning on October 13, 2001, with the final payment due on April 13, 2003. WNYII made the October 13, 2001 payment in accordance with the term of the agreement. Accrued interest included in accounts payable and accrued expenses at December 31, 2002 and December 31, 2001 amounted to approximately $86,000 and $100,000, respectively.

          In October 2000, WLPII borrowed $300,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of this Capco. The note bears interest at 9.92%, and is payable in three installments beginning on April 13, 2002, with the final payment due on October 13, 2003. Accrued interest included in accounts payable and accrued expenses at December 31, 2002 and December 31, 2001 amounted to approximately $22,000 and $37,000, respectively.

          In January 2001, WNYPIII borrowed $5,200,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of this Capco. The notes bear interest at 9.4%, and are payable in three installments beginning on July 31, 2002, with the final payment due on January 31, 2004. Accrued interest included in accounts payable and accrued expenses at December 31, 2002 and December 31, 2001amounted to approximately $49,000 and $449,000, respectively

          In April 2002, WC borrowed $2,000,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of this Capco. The notes bear interest at 7.9%, and are payable in three installments beginning on October 22, 2003, with the final payment due on April 22, 2005. Accrued interest included in accounts payable and accrued expenses at December 31, 2002 amounted to approximately $115,000.

          In October 2002, WLPIII borrowed $1,000,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of this Capco. The notes bear interest at 7.4%, and are

NOTE 5 - NOTES PAYABLE - INSURANCE AND OTHER(Continued):

payable in three installments beginning on April 15, 2003, with the final payment due on October 15, 2005. Accrued interest included in accounts payable and accrued expenses at December 31, 2002 amounted to approximately $16,000.

          These notes are collateralized by the assets of the respective Capcos.

          The aggregate amounts of principal payments on existing notes payable – insurance maturing in each of the next three years are as follows (all are as of December 31st):

2003	$2,080,608
2004	1,806,818
2005	1,482,470

$5,369,896

In addition, during 2002, one of the Company’s consolidated partner companies issued approximately $481,000 in notes (12% interest per annum) which are due in full in 2003.

NOTE 6 – LINES OF CREDIT:

          In November 2001, the Company entered into a $1,500,000 one year revolving working capital loan agreement with JP Morgan Chase, bearing interest at the prime rate plus 0.25% per annum.   The agreement expires in June 2003.  At December 31, 2002 and December 31, 2001, the Company had outstanding borrowings of $450,000 and $575,000, respectively, from the bank at an interest rate of 5.75%.  All assets of the Company, except for all assets in the Capco entities, collateralize such outstanding borrowings.

          Commercial Capital Corp. (“CCC”) at the time of its acquisition by the Company had a $10 Million line of credit with a bank. As of December 31, 2002, the amounts outstanding under this line of credit were $3,998,630 and were assumed by the Company in connection with its acquisition of CCC (included in Bank Notes Payable on the accompanying consolidated balance sheet the aggregate such amount reduced by $1,500,000 due to the conversion of such borrowings into CCC preferred stock immediately prior to the acquisition). The line of credit is collateralized by loans made by CCC.  The line of credit bears interest at the prime interest rate plus 1% with interest payable monthly. The average rate for the year ended December 31, 2002 was 5.76%. The rate at December 31, 2002 was 5.25%. There was no accrued interest payable under this line of credit as of December 31, 2002. In addition, this line of credit requires that a percentage of all advances made to CCC be deposited into an account in the name of the bank. The balance in this account as of December 31, 2002 was $198,467 and is included in receivable from bank on the accompanying consolidated balance sheet.

          CCC also had a line of credit with another bank for $75,000,000. As of December 31, 2002, the amount outstanding under this line of credit was $51,325,862 and was assumed by the Company in connection with its acquisition of CCC (included in Bank Notes Payable on the accompanying consolidated balance sheet the aggregate such amount reduced by the aforementioned $1,500,000 preferred stock).  The line of credit bears interest at the one-month LIBOR rate plus 2.50%, and was collateralized by the loans made by CCC. The average interest rate for the year ended December 31, 2002 was 4.3%. The interest rate at December 31, 2002 was 3.88%. Interest on the line is payable monthly in arrears.  In addition, this line of credit required that a percentage of all advances made to CCC be deposited into an account in the name of the bank. This line of credit required CCC to meet certain administrative and financial covenants, including the maintenance of a minimum net worth, ratio of total indebtedness to net worth, limitation on permitted subordinated debt and profitability covenants as defined in the agreement. Under the terms of an agreement between CCC and both of the banks with which CCC maintains lines of credit, all payments received from CCC’s borrowers except for principal and interest on the guaranteed portion of the loans are transferred into a restricted bank account. CCC cannot use these funds until the end of a calendar month at which time the funds are used to pay required principal and interest to the banks and certain other required payments.

          Effective with the Company’s acquisition of Commercial Capital, a new line of credit was provided by Deutsche Bank to the successor to Commercial Capital, Newtek Small Business Finance. The aforementioned CCC credit lines were refinanced, with the aforementioned outstanding loan balances aggregating, after accounting for the $1,500,000 conversion to preferred stock, $53,824,492 at December 31, 2002. The new line of credit for $75 Million expires March 31, 2004 and is guaranteed by Newtek. Newtek Small Business Finance may request an increase in the line of credit, for which Deutsche Bank, in its sole discretion, may increase in total up to $100 Million.  The new Deutsche Bank line has terms and conditions similar to those contained in the Commercial Capital line, described above.

NOTE 7 - LOANS RECEIVABLE (NON-CAPCO):

          Loans receivable were generated by CCC prior to its acquisition by the Company.  Such loans are primarily related to entities in the Northeast region of the United States with concentrations in the restaurant, manufacturing, hotel and motel industries.

          The unpaid principal amount of loans serviced for others is not included in the accompanying consolidated balance sheet.  The unpaid principal of loans serviced for others was approximately $141,505,000 at December 31, 2002.

NOTE 8 – INTEREST PAYABLE AND DEFEASANCE OF DEBT:

          As described in Note 1, each Capco has separate contractual arrangements with the Certified Investors obligating the Capco to pay interest on the aforementioned debt instruments.

          At the time the Capcos obtained the proceeds from the issuance of the debt instruments, Capco warrants or Company common stock to the Certified Investors, the Capcos also purchased insurance contracts from the Insurer. These insurance contracts are similar to those described in Note 2; however, the Coverage A portion of these contracts fully defeases the Capco’s liability for the full amount of proceeds obtained from the Certified Investors and, as such shifts such liability to the Insurer. The structure of the Capco insurance is, with respect to Coverage A (return of principal), that the insurer assumes the primary obligation to make the repayment of principal of the Capco notes upon the maturity dates.  The Company believes that the likelihood of the Company becoming primarily liable is remote, because the insurer, a subsidiary of a major multi-national insurance company, has a claims paying ability having the rating “AAA,” the highest available.  The Insurer is primarily liable to the Certified Investors for such amounts. The Capcos, however, are secondarily, or contingently, liable for such payment.  The Capcos remain primarily liable for the interest obligation. The Coverage B portion of these contracts is similar to such coverage described in Notes 2 and 4.  Based upon these events and facts, each Capco has met the requirements under SFAS 140 to extinguish the principal portion of the debt issued to the insurance company investors.  The Capco, as a secondary obligor, must assess whether it has a SFAS 5 contingency to record on the date of defeasance and at every reporting date thereafter until the notes are repaid by the Insurer.  At December 31, 2002, management has concluded that the likelihood of the Capcos becoming primarily liable for paying the principal on Notes is remote (i.e., the Insurer failing to make payment).  SFAS 140 requires, however, that the secondary obligation be recorded at fair value, which the Company has currently assessed at zero at December 31, 2002.

          The Company has allocated the initial proceeds received in 2002 from the Certified Investors as follows:

Notes payable, including premiums	$29,999,543
Company common stock	719,957

$30,719,500

The Company purchased Coverage A to defease the principal portion of the Notes payable. The resulting difference, less the note premiums, represents the excess of the initial liability under the debt instruments over the Coverage A payments, and has been recorded as interest payable in credits in lieu of cash, representing the present value of the Capcos’ total liability to pay interest to the Certified Investors. Such amount will be increased by an accretion of interest expense during the 10-year period the Capcos are obligated to pay interest, and will decrease as the Capcos pay interest by delivering the tax credits, or paying cash.

NOTE 8– INTEREST PAYABLE AND DEFEASANCE, OF DEBT (Continued):

          The following is a summary of the defeasance transactions and reconciliation of interest payable in credits in lieu of cash balances at December 31, 2002 and 2001 (exclusive of proceeds allocated to warrants as noted above):

	2002	2001

Note payable, including premiums	$29,999,543	$—
Less: purchase of coverage A	(14,513,665)	—

Allocated to interest payable	15,485,878	—
Plus: interest payable, beginning of year	49,640,846	56,147,907
Less: tax credits delivered-Certified Investors	(10,832,872)	(17,183,989)
Plus: reallocation of coverage A	169,284	—
Plus: accretion of interest expense for the year	10,732,980	10,676,928

Interest payable, end of year	$65,196,116	$49,640,846

          Under the note agreements, no interest is paid in cash provided that the Certified Investors receive the uninterrupted use of the tax credits. The Certified Investors acknowledge that the Insurer is primarily responsible for the repayment of the original proceeds on the maturity dates.

NOTE 9 - WARRANTS:

          The warrants entitle the holders to purchase, for a $.01 exercise price, an interest in a Capco or Capco fund. The values ascribed to the warrants issued to the Certified Investors and the Insurer have been recorded as minority interests. In addition, certain minority interests have already been acquired by minority shareholders. A portion of the initial proceeds received from the Certified Investors is allocated to the warrants using a discounted cash flow method.  The following is the aggregate percentage interest of the minority shareholders in each respective Capco or Capco fund as of December 31. 2002.:

Capco or Capco Fund	% Interest

WP, Florida	9.8%
WI, Wisconsin	2.8%
WLA, Louisiana	14.4%
WNYII, New York	24%
WLPII, Louisiana (a Capco fund)	4.5%
WNYIII, New York	8.9%
WC, Colorado	15%

NOTE 10 - INCOME FROM TAX CREDITS:

          As described in Note 1, each Capco has a contractual arrangement with a particular state that legally entities the Capco to earn and deliver tax credits (ranging from 10% to 11% per year) from the state upon satisfying certain criteria. During the years ended December 31, 2002 and 2001, certain of the Company’s Capcos satisfied certain investment benchmarks and the related recapture avoidance percentage requirements and accordingly, earned a portion of the tax credits. In addition, in both 2002 and 2001, the Companyrecognized income from tax credits resulting from the accretion of the discount attributable to tax credits earned in prior years. As the tax credits are delivered to the Certified Investors, the asset balance is offset against interest payable in credits in lieu of cash (Note 8).

NOTE 11 - INCOME TAXES:

          Provision for income taxes for the years ended December 31, 2002 and 2001 is as follows (there was no current provision):

Deferred provision:	2002	2001

Federal	$2,442,102	$497,998
State and local	287,306	58,588
Other	(71,998)	(21,970)

Provision for income taxes	$2,657,410	$534,616

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate (34%) to the provision for income taxes for the years ended December 31, 2002 and 2001 is as follows:

	2002	2001

	(Benefit)	(Benefit)
	Provision	Provision

Provision for income taxes at U.S. federal statutory rate of 34%	$2,442,102	$497,998
State and local taxes, net of federal benefit	287,306	58,588
Other	(71,998)	(21,970)

	$2,657,410	$534,616

Deferred tax assets and liabilities consisted of the following at December 31, 2002 and 2001:

Deferred tax assets:	2002	2001

Net operating losses	$10,397,582	$3,911,545
Interest payable in credits in lieu of cash	436,063	72,350
Investment losses	56,696	730,772

Total deferred tax assets	10,890,341	4,714,667

Deferred tax liabilities:
Credits in lieu of cash	(14,616,492)	(6,277,685)

Total deferred tax liabilities	(14,616,492)	(6,277,685)

Net deferred tax liability	$(3,726,151)	$(1,563,018)

          At December 31, 2002, the Company has net operating losses aggregating approximately $27,552,000 which expire beginning in 2020. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. Management has determined that a valuation allowance is not required at December 31, 2002 and 2001 as it believes that it is more likely than not that the deferred tax assets will be realized.   In addition, at December 31, 2002, in connection with its acquisition of CCC, the Company acquired net operating loss carryforwards of approximately $9,000,000 which begin expiring at the end of 2020.  In connection with the related purchse accounting, the Company established a valuation allowance for the full amount of the related net deferred tax asset acquired from CCC as management has determined that it its uncertain as to whether such asset will be utilizied in the future.

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

          A Capco or Capco fund is required to make Investments in Qualified Businesses under a qualified investment schedule, as defined, in order to remain certified as a Capco. If the Company does not make such qualified investments within the statutorily provided time frame, the Capco is subject to Decertification and Revocation, as defined in the respective Capco agreements, of its certificate and, accordingly, the Certified Investor could be subject to forfeiture or recapture of its previously granted respective state tax credits. This risk has been insured under Coverage B (Notes 2 and 8). Generally, a Capco or Capco fund must invest at least 50% of its Certified Capital in qualified businesses within five years after the certification date.  At December 31, 2002 and 2001, the Company had invested the percent of its Certified Capital as follows:

Capco or Capco Fund	December 31, 2002	December 31, 2001

WA, New York	59%	59%
WP, Florida	50%	40%
WI, Wisconsin	31%	31%
WLA, Louisiana	46%	35%
WNYII, New York	50%	40%
WLAPII, Louisiana	50%	24%
WNYIII, New York	49%	34%
WC, Colorado (statewide)	30%	0%
WC, Colorado (rural)	15%	0%
WLPIII, Louisiana	0%	0%

          The Company has entered into employment agreements with three officers. At December 31, 2002 the future minimum commitments are $855,000 for each of the years ended December 31, 2003, 2004 and 2005.

          The following summarizes the Company’s obligations and commitments, as of December 31, 2002, for future minimum cash payments required under lease and employment agreements:

Year	Operating Leases	Employment Agreements	Total

2003	$689,669	$855,000	$1,544,669
2004	684,642	855,000	1,539,642
2005	335,529	855,000	1,190,529
2006	345,534	—	345,534
2007	258,867	—	258,867
Thereafter	1,562,121	—	1,562,121

Total	$3,876,362	$2,565,000	$6,441,362

          Rent expense for 2002 and 2001 was approximately $278,000 and $227,000, respectively.

          For certain Capcos, when 100% of the Certified Capital is invested in qualified businesses as defined, the respective state is entitled to a percentage of all appreciation of assets in excess of the amount required to produce a specific internal rate of return.

          From time to time Newtek and its subsidiaries are parties to various legal proceedings in the normal course of business. At December 31, 2002, there were no legal proceedings which management anticipates would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 13 - ASSETS HELD FOR SALE :

          The Company owned a building and land in Mississippi which was held for sale. The note was held by the Bank of Mississippi, and collateralized by the property. At December 31, 2001, the Company determined there was a permanent impairment on the property, and took an approximately $168,000 charge to earnings. In March, 2002, the property was sold for an approximately $16,000 gain as compared to its book value at December 31, 2001. The Company received payment on this asset held for sale, and the proceeds were used to fully pay the outstanding mortgage.

NOTE 14 - RELATED PARTY TRANSACTIONS:

          For the year ended December 31, 2001, the Company rented office space at $3,000 per month on a month-to-month basis from a related party. In addition, for the years ended December 31, 2002 and December 31, 2001, the Company incurred financial consulting expenses of approximately $180,000 and approximately $157,000 respectively, from a related party.

NOTE 15 - CONVERSION OF CAPCO MEMBERSHIP INTERESTS INTO NEWTEK STOCK:

          In June 2001, the Company issued 534,592 shares of its common stock to the minority members of WI in exchange for substantially all of such members’ minority interests.  This has been accounted for as a purchase transaction. The fair value of the Company’s common stock was determined based upon the quoted market price of the Company’s common stock, less a 45% discount due to certain restrictions on the sale of the stock.  Such value exceeded the book value of the minority interest by approximately $978,000 and the Company has recorded such amount as goodwill.

          In March, May, September and December 2002, the Company issued 1,028,576, 149,910, 286,270 and 40,582 shares, respectively, of its common stock to the minority members of certain Capcos in exchange for substantially all of such members’ minority interests. These have been accounted for as purchase transactions. The fair value of the Company’s common stock was determined based upon the quoted market price of the Company’s common stock, less a 45% discount due to certain restrictions on the sale of the stock.  Such value exceeded the book value of the minority interest by approximately $1,049,000 for five of the Capcos, and the Company has recorded such amount as goodwill.  For three other Capcos, the fair value of the Company’s common stock was less than the book value of the minority interest by approximately $908,000, and the Company has recorded such amount as an extraordinary gain.

NOTE 16 - STOCK OPTIONS GRANTED TO DIRECTORS AND EMPLOYEES:

          As of December 31, 2002, there were vested options outstanding to purchase an aggregate of 801,329 shares of common stock at exercise prices ranging from $3.05 to $10.00 per share, expiring through 2011.

          As of December 31, 2002 the Company has granted a total of 2,456,837 options (included in this number are options of 224,500 issued to non-employees and net of cancellations) to purchase shares of common stock to certain members of management, employees and directors. The details of option activity since adoption of the plan is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2000	993,000	$7.08
Granted during 2001	701,000	$3.30
Exercised during year	—	—
Cancelled during year	(345,667)	$7.00

Outstanding at December 31, 2001	1,348,333	$5.13
Granted during 2002	1,262,671	$3.61
Exercised during year	—	—
Cancelled during year	(154,167)	$5.65

Outstanding, December 31, 2002	2,456,837	$4.30

Exercisable at December 31, 2002	801,329	$5.37

The following table summarizes information about stock options exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable

Range of Exercises Prices	Shares Outstanding	Weighted Average Remaining Contractual Remaining Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price

$3.05 - $4.30	1,831,003	9.06 years	$3.34	406,174	$3.31
$7.00 - $10.00	625,834	7.48 years	$7.12	395,155	$7.12

NOTE 17 - EARNINGS PER SHARE:

          Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

          The calculations of Net Income Per Share were:

	Year ended December 31,

	2001	2002

Numerator:
Numerator for Basic and Diluted EPS – income available to common stock holders	$8,168,251	$929,560
Numerator for basic and diluted EPS – extraordinary item	$3,643,009	$—
Numerator for basic and diluted EPS-income before extraordinary item	$4,525,242	$929,560
Denominator:
Denominator for basic EPS – weighted average shares	24,183,501	21,889,958
Effect of dilutive securities (stock options)	110,039	19,569
Denominator for diluted EPS – weighted average shares	24,293,540	21,909,527
Net EPS: Basic	$.34	$.04
Net EPS: Diluted	$.34	$.04
Net EPS: Basic and Diluted before extraordinary gain	$.19	$.04

NOTE 18 – ACQUISITIONS:

          In January 2002, the Company acquired 100% of the outstanding common stock of Exponential Business Development Company, Inc. (Exponential), of Syracuse, NY.  Exponential’s primary business was to make non-controlling investments in small and start-up companies.  The purchase price consisted of 500,000 shares of Company common stock issued to the sellers.  Under the terms of the acquisition, an additional 500,000 shares will be issued over a seven year period if acquired assets result in gains of $2 Million in excess of an initial $1 Million recovery by the Company. The fair value of the 500,000 common shares issued, $989,000, was determined based on the quoted market price of the Company’s common stock on the closing date, less a 35% discount due to certain restrictions on the stock.  Since Company management has determined that the issuance of the additional 500,000 shares is currently unlikely due to management’s estimation that the payout provision will not be met, the Company has not included the additional shares in the determination of the purchase price.  On a quarterly basis, management will assess the payout provision to determine if it is likely it will be met in the future, and if so, the Company will record the additional 500,000 shares as additional purchase price when issued.  Exponential directors and officers remain with that entity and received a total of 365,000 options pursuant to the Company’s stock option plan to acquire Company common stock in exchange for future services.

          The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets (including cash of $106,642)	$138,013
Other Assets	10,001

Total assets acquired	148,014

Current liabilities	52,350

Total liabilities assumed	52,350

Net assets acquired	$95,664

          The excess of the purchase consideration of $989,000 over the net assets acquired amounts to approximately $893,000; such amount has been recorded as goodwill.

          On December 31, 2002, the Company acquired the majority of the outstanding common stock of Commercial Capital Corp. (CCC). The purchase price consisted of 380,471 shares of Company common stock issued to the sellers.  Under the terms of the acquisition, an additional 82,980 shares will be issued in the future if certain hurdles are met. The per share fair value of the 380,471 common shares issued, $3.38, was determined based on the five day average of the quoted market price of the Company’s common stock on the announcement date, less a 30% discount due to certain restrictions on the stock.  Since Company management has determined that the issuance of the additional shares is currently unlikely due to management’s estimation that the payout provision will not be met, the Company has not included the additional shares in the determination of the purchase price, and instead recognized a liability for contingent consideration, amounting to approximately $196,000 and included in accounts payable and accrued expenses on the balance sheet.  On a quarterly basis, management will assess the payout provision to determine if it is likely it will be met in the future, and if so, the Company will record the additional shares as additional purchase price when issued.

          The transfer from CCC to the Company of CCC’s license to make SBA guaranteed small business loans in all jurisdictions nationwide was approved by SBA on December 19, 2002. As a result of this transaction, all future operations will be conducted under the name of Newtek Small Business Finance, Inc., which is majority owned by the Company.

NOTE 18 – ACQUISITIONS (Continued):

         The allocation of the purchase price to the fair values of assets and liabilities assumed is summarized below.  The resulting excess of net assets acquired over the consideration was allocated to non-financial assets and the remaining excess was recorded as an extraordinary gain in accordance with SFAS 141.

Fair value of assets acquired:

Cash	$2,367,870
Loans Receivable, net	56,073,016
Receivable from Bank	2,938,309
Accrued Interest Receivable	285,151
Servicing Asset	4,496,774 (c)
SBA License, net	159,917 (c)
Property & Equipment, net	272,925 (c)
Other Assets	515,805 (c)

Total Assets	$67,109,767

Fair value of liabilities assumed:
Accounts payable and accrual	$2,508,086
Line of credit	53,824,492

Total liabilities	56,332,578

Preferred Stock	1,500,000

Net assets acquired	9,277,189
less purchase price: Newtek common stock issued as consideration	(900,194)	(see (A) below)

Excess of net assets acquired over purchase price	8,376,995
Less, allocation of negative goodwill to non-financial assets	(5,445,421)	(sum of (c) above)
Less, recognition of liability for contingent consideration	(196,331)	(see (B )below)

Extraordinary gain on acquisition of business	$2,735,243

(A)
Average share price five days before and five days after the acquisition is announced (August 8, 2002)	$3.38
Less, discount factor applied to above share price, based upon restrictions on registration rights and resale rights (30%)	70%

Value per share (rounded) used to compute purchase consideration	2.37
Number of shares issued	380,471

Newtek common stock issued as consideration	$900,194

(B)
Average share price five days before and five days after the acquisition is announced (August 8, 2002)	$3.38
Less, discount factor applied to above share price, based upon restrictions on registration rights and resale rights (30%)	70%

Value per share (rounded) used to compute purchase consideration	2.37
Number of contingent shares	82,980

Newtek common stock issued as consideration	$196,331

NOTE 18 – ACQUISITIONS (Continued):

The accompanying consolidated statement of income for the year ended December 31, 2002 includes the results of operations of Exponential from January 2002 through December 31, 2002 (since CCC was acquired on December 31, 2002, the accompany consolidated statement of income include no activity for that entity).  The unaudited pro forma financial information set below is based upon the Company’s historical consolidated statement of income for the years ended December 31, 2002 and December 31, 2001, adjusted to give effect to the acquisition of Exponential and CCC as of the beginning of each period presented.   The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

Pro forma (unaudited) for the years ended December 31:
	2002	2001

Total revenues	$40,521,000	$34,043,000
Income (loss) from continuing operations	2,811,000	(1,800,000)

Income (loss) per share - basic	$.11	$(.08)

Income (loss) per share - diluted	$.11	$(.08)

NOTE 19 - GOODWILL

          Effective January 1, 2002, the Company adopted SFAS No.142.  There was no goodwill amortization expense for the year ended December 31, 2002.  At December 31, 2002, management determined that no write-down was needed based on an evaluation for impairment under SFAS No. 142.   Additions in goodwill in 2002 consist of approximately $893,000 related to the Exponential acquisition, and approximately 1,049,000 from acquisitions of minority interests.

          The Company’s net income for the year ended December 31, 2001 would have increased from approximately $930,000 to $987,000, and basic and diluted income per share would have increased from $.04 to $.05, if SFAS No. 142 had been in effect.

NOTE 20 - SUBSEQUENT EVENTS:

          In January, 2003, the Company sold in a private placement 55,718 shares of stock, for net proceeds of approximately $216,000.

          In January, 2003, the Company completed the sale of $2 Million of preferred stock of NSBF to Credit Suisse First Boston Management Corporation (CSFB).  In addition, CSFB has a right to purchase all of the common stock in NSBF at a significantly higher multiple as compared to the book value of NSBF at December 31, 2002.

NOTE 21 - QUARTERLY INFORMATION (UNAUDITED):

	Three Months Ended

2001	3/31	6/30	9/30	12/31	Full Year

Total Revenue	$6,721,551	$9,276,593	$6,317,486	$1,484,556	$23,800,186
Operating Income(Loss)	$1,535,317	$4,507,990	$1,235,071	$(2,485,851)	$4,792,527
Income (Loss) Before Extraordinary Gains	$760,471	$1,224,424	$460,591	$(1,515,926)	$929,560
Net Income	$760,471	$1,224,424	$460,591	$(1,515,926)	$929,560
EPS – Basic	$0.04	$0.06	$0.02	$(.08)	$0.04
EPS – Diluted	$0.04	$0.06	$0.02	$(.08)	$0.04

	Three Months Ended

2002	3/31	6/30	9/30	12/31	Full Year

Total Revenue	$6,071,701	$5,350,857	$16,903,531	$6,298,062	$34,624,151
Operating Income (Loss)	$(260,637)	$(281,525)	$8,827,290	$1,518,846	$9,803,974
Income (Loss) Before Extraordinary Gains	$(159,605)	$(545,436)	$5,453,038	$(222,755)	$4,525,242
Net Income	$105,979	$(545,436)	$5,453,038	$3,154,670	$8,168,251
EPS - Basic	$.00	$(.02)	$.22	$.14	$.34
EPS - Diluted	$.00	$(.02)	$.22	$.14	$.34

NOTE 22 - SUMMARY RESULTS OF QUALIFIED INVESTMENTS (UNAUDITED):

          Principles of Accounting for Ownership Interests in Qualified Investments

          The various interests that the Company acquires in its qualified investments are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company’s voting interest in a Partner Company.

          Consolidation method.  Investments in which the Company directly or indirectly owns more than 50% of the outstanding voting securities or those the Company has effective control over are generally accounted for under the consolidation method of accounting. Under this method, an investment’s financial position and results of operations are reflected within the Company’s Balance Sheet and Consolidated Statements of Income. All significant inter-company accounts and transactions have been eliminated. The results of operations and cash flows of a consolidated Partner Company are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the Partner Company. Upon dilution of control below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

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

          On a monthly basis, the Company’s Investment Committee meets to evaluate the Company’s investments.  The Company considers several factors in determining whether an impairment exists on the investment, such as the investee’s net book value, cash flow, revenue growth and net income.  In addition, the Investment Committee looks at larger variables, such as the economy and the investee company’s industry, to determine if an other than temporary decline in value exists in the Company’s investments.

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

NOTE 22 - SUMMARY RESULTS OF QUALIFIED INVESTMENTS (UNAUDITED):

CONSOLIDATED ENTITIES

	Newtek Strategies (Harvest)		Newtek Merchant Solutions – CO (UPS-CO)			Newtek Merchant Solutions – NY (UPS)

	2002	2001	2002	2001		2002	2001

Cash	$256,233	$1,638,703	$3,248,403	(a	)	$18,611	$2,969,784
Other Assets	$207,801	$117,588	$2,662	(a	)	$417,956	$486,632
Total Assets	$464,034	$1,756,291	$3,251,065	(a	)	$436,567	$3,456,416
Current Liabilities	$33,006	$53,026	$14,433	(a	)	$108,554	$51,630
Total Liabilities	$33,006	$1,002,978	$14,433	(a	)	$584,112	$3,451,640
Total Equity (Deficit)	$431,028	$753,313	$3,236,632	(a	)	$(147,545)	$4,776

	Newtek Merchant Solutions – LA (UPS-LA)		Newtek Merchant Solutions – W I (UPS-WI)

	2002	2001	2002	2001

Cash	$705,617	$1,259,089	$445,686	$1,798,864
Other Assets	$26,485	$19,251	$254,444	$46,722
Total Assets	$732,102	$1,278,340	$700,130	$1,845,586
Current Liabilities	$29,729	$7,251	$118,670	$19,174
Total Liabilities	$29,729	$7,251	$1,588,670	$1,909,074
Total Equity (Deficit)	$702,373	$1,271,089	$(888,540)	$(63,488)

CONSOLIDATED ENTITIES

	PPM Link		Exponential Business Development Co., Inc.		Newtek Small Business Finance(NSBF)

	2002	2001	2002	2001	2002	2001

Cash	$1,254,506	$1,700,109	$41,973	$106,642	$4,367,870	(a	)
Other Assets	$61,686	$130,558	$25,551	$41,372	$59,296,476	(a	)
Total Assets	$1,316,192	$1,830,667	$67,524	$148,014	$63,664,346	(a	)
Current Liabilities	$1,069,144	$46,553	$59,996	$57,350	$2,704,417	(a	)
Total Liabilities	$1,919,144	$1,896,553	$59,996	$57,350	$58,028,909	(a	)
Total Equity (Deficit)	$(602,952)	$(65,886)	$7,528	$90,664	$5,635,437	(a	)

	Newtek IT Services		Newtek Financial Information Systems – FL (GMT)

	2002	2001	2002	2001

Cash	$2,372	3,835,404	$70,034	17,799
Other Assets	$64,910	170,464	$131,985	113,438
Total Assets	$67,282	4,005,868	$202,019	131,237
Current Liabilities	$103,655	60,673	$44,809	13,795
Total Liabilities	$158,260	3,575,323	$194,809	188,449
Total Equity (Deficit)	$(90,978)	430,545	$7,210	(57,212)

NOTE 22 - SUMMARY RESULTS OF QUALIFIED INVESTMENTS (UNAUDITED):

CONSOLIDATED ENTITIES

	Newtek Financial Information Systems – LA (GMT-LA)			Newtek Business Exchange of NY (Transworld – NY)			Newtek Client Services (Global)

	2002	2001		2002	2001		2002	2001

Cash	$284,000	(a	)	$3,186,239	(a	)	$2,377,662	(a	)
Other Assets	$500	(a	)	$55,005	(a	)	$1,415	(a	)
Total Assets	$284,500	(a	)	$3,241,244	(a	)	$2,379,077	(a	)
Current Liabilities	$11,373	(a	)	$21,089	(a	)	$0	(a	)
Total Liabilities	$11,373	(a	)	$346,089	(a	)	$0	(a	)
Total Equity (Deficit)	$273,127	(a	)	$2,895,155	(a	)	$2,379,077	(a	)

	DC Media			Totals

	2002	2001		2002	2001

Cash	$344,293	(a	)	$16,603,499	$13,326,394
Other Assets	$385,063	(a	)	$60,931,939	$1,126,025
Total Assets	$729,356	(a	)	$77,535,438	$14,452,419
Current Liabilities	$92,226	(a	)	$4,411,101	$309,452
Total Liabilities	$736,003	(a	)	$63,704,533	$12,088,618
Total Equity (Deficit)	$(6,647)	(a	)	$13,830,905	$2,363,801

CONSOLIDATED ENTITIES

	Newtek Strategies		Newtek Merchant Solutions – CO			Newtek Merchant Solutions -- NY

	2002	2001	2002	2001		2002	2001

Revenue	$558,119	$167,256	$215	(a	)	$417,826	$219,809
SG&A	835,247	393,976	72,258	(a	)	631,432	259,092
Depreciation and Amortization	8,886	488	0	(a	)	43,564	1,818
Interest expense	35,624	19,479	0	(a	)	30,188	154,123
Income/Loss	(321,638)	(246,687)	(72,043)	(a	)	(287,358)	(195,224)
INTERCOMPANY ITEMS INCLUDED IN ABOVE
Revenue	404,612	78,179	15	--		42,129	2,394
SG&A	45,842	12,649	95	--		138,180	54,054
Interest Expense	35,625	19,479	0	--		30,188	154,123

	Newtek Merchant Solutions -- LA			Newtek Merchant Solutions -- WI

	2002	2001		2002	2001

Revenue	$67,967	1,765		$1,180,648	$29,407
SG&A	547,589	80,676		1,903,475	39,340
Depreciation and
Amortization	2,974	0		11,761	11,761
Interest expense	0	0		84,875	41,854
Income/Loss	(482,596)	(78,911)		(819,463)	(63,548)
INTERCOMPANY ITEMS INCLUDED IN ABOVE
Revenue	11,984	0		31,964	--
SG&A	92,399	12,522		149,422	1,574
Interest Expense	--	(a	)	84,875	41,854

CONSOLIDATED ENTITIES

	PPM Link		Exponential Business Development Co., Inc.		Newtek Small Business Finance

	2002	2001	2002	2001	2002	2001

Revenue	$367,604	$35,000	$223,160	$253,160	$0	(a	)
SG&A	677,601	361,449	305,496	200,973	0	(a	)
Depreciation and Amortization	875	159	800	800	0	(a	)

	Newtek IT Services		Newtek Financial Information Systems – FL

	2002	2001	2002	2001

Revenue	$393,679	$257,437	$521,154	$281,319
SG&A	818,988	541,941	577,609	722,649
Depreciation and Amortization	10,152	7,440	22,194	9,977

Interest expense	97,510	80,367	0	0	0	(a	)
Income/Loss	(408,382)	$(406,975)	(83,136)	51,387	0	(a	)
INTERCOMPANY ITEMS INCLUDED IN ABOVE
Revenue	175,218	15,000	--	--		(a	)
SG&A	36,923	8,690	--	--		(a	)
Interest Expense	97,510	80,367	--	--		(a	)

Interest expense	53,237	151,537	8,076	54,712
Income/Loss	(488,698)	(443,481)	(86,725)	(506,019)
INTERCOMPANY ITEMS INCLUDED IN ABOVE
Revenue	41,401	41,045	304,872	53,704
SG&A	102,741	42,565	34,352	28,154
Interest Expense	53,050	150,937	8,076	54,712

CONSOLIDATED ENTITIES

	Newtek Financial Information Systems – LA			Newtek Business Exchange of NY			Newtek Client Services

	2002	2001		2002	2001		2002	2001

Revenue	$0	(a	)	$0	(a	)	$0	(a	)
SG&A	11,373	(a	)	195,996	(a	)	62,236	(a	)
Depreciation and
Amortization	0	(a	)	6,630	(a	)	133	(a	)
Interest expense	0	(a	)	6,649	(a	)	0	(a	)
Income/Loss	(11,373)	(a	)	(209,275)	(a	)	(62,369)	(a	)
INTERCOMPANY ITEMS INCLUDED IN ABOVE
Revenue	0	(a	)	--	(a	)	--	(a	)
SG&A	0	(a	)	37,900	(a	)	37,900	(a	)
Interest Expense	0	(a	)	6,094	(a	)	6,094	(a	)

	DC Media Finance			Totals

	2002	2001		2002	2001

Revenue	$46,668	(a	)	$3,777,040	$1,245,153
SG&A	102,893	(a	)	6,742,193	2,600,096
Depreciation and
Amortization	14,166	(a	)	122,135	32,443
Interest expense	18,350	(a	)	334,509	502,072
Income/Loss	(88,741)	(a	)	(3,421,797)	(1,889,458)
INTERCOMPANY ITEMS INCLUDED IN ABOVE
Revenue	—	(a	)	836,962	197,166
SG&A	7,717	(a	)	672,110	132,280
Interest Expense	3,573	(a	)	318,992	501,472

ENTITIES UNDER THE EQUITY METHOD (B)

	Starphire		Nichedirectories		Transworld Business Brokers – FL		Totals

	2002	2001	2002	2001	2002	2001	2002	2001

Cash	$14,653	$1,352,823	$212,409	$556,741	$153,087	$245,515	$380,149	$2,155,079
Other Assets	402,874	460,508	288,093	273,328	328,261	334,854	$1,019,228	$1,068,690
Total Assets	$417,527	$1,813,331	$500,502	$830,069	$481,348	$580,369	$1,399,377	$3,223,769
Current Liabilities	$34,330	$85,652	$438,915	$354,861	$53,990	$22,457	$527,235	$462,970
Total Liabilities	$34,330	$1,085,652	$484,850	$354,861	$168,990	$262,457	$688,170	$1,702,970
Total Equity (Deficit)	$383,197	$727,679	$15,652	$475,208	$312,358	$317,912	$711,207	$1,520,799

NOTE 22 - SUMMARY RESULTS OF QUALIFIED INVESTMENTS (UNAUDITED):

	Starphire		Nichedirectories		Transworld Business Brokers – FL		Totals

	2002	2001	2002	2001	2002	2001	2002	2001

Revenue	$122,782	$359,675	$754,043	$614,701	$2,237,869	$1,066,495	$3,114,694	$2,040,871
SG&A	426,476	1,073,104	1,123,519	1,194,716	2,220,955	1,092,394	3,770,950	3,360,214
Depreciation and
Amortization	28,252	30,863	20,214	16,453	2,445	505	50,911	47,821
Interest expense	12,451	28,156	1,194	—	10,125	6,000	23,770	34,156
Income/Loss	(344,397)	(772,448)	(390,884)	(596,468)	4,344	(32,404)	(730,937)	(1,401,320)
INTERCOMPANY ITEMS INCLUDED IN ABOVE
Revenue	(17,127)	73,397	—	—	—	—	(17,127)	73,397
SG&A	28,578	46,107	66,908	1,014	21,740	8,028	117,226	55,149
Interest Expense	12,451	28,750	—	—	10,125	6,000	22,576	34,750

               (a)          No activity under Newtek’s ownership during this time period.

               (b)          The company also owns 20% of Copia Technology, which had no operating activity and no assets.

Item 8.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL                              DISCLOSURE

          Not applicable

PART III

Item 9.               DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

          The information required by this item as to Newtek Business Services, Inc.’s directors, executive officers and control persons is contained in the Company’s proxy statement to be filed prior to April 30, 2003, under the captions, “Election of Directors’ and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Item 10.              EXECUTIVE COMPENSATION

          The information required by this item as to Newtek Business Services, Inc.’s executive compensation is contained in the Company’s proxy statement to be filed prior to April 30, 2003, under the caption “Executive Compensation” and is incorporated herein by reference.

Item 11.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND                               RELATED STOCK HOLDER MATTERS

          The information required by this item is contained in the Company’s proxy statement to be filed prior to April 1, 2002, under the caption, “Voting Securities and Principal Stockholders” and is incorporated herein by reference.

Item 12.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is contained in the Company’s proxy statement to be filed prior to April 30, 2003, under the captions, “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation,” and is incorporated herein by reference.

Item 13.                EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Number	Description

2.1

Agreement and Plan of Merger between REXX Environmental Corporation and Newtek Business Services, Inc.(formerly known as TWG, Inc.) dated December 9, 1999. (Incorporated by Reference to Exhibit 2.1 to Registration Statement No. 333-43550).

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

2.5

Agreement and Plan of Merger among Newtek Capital, Inc., Exponential Business Development Company, Inc. and the Stockholders of Exponential Business Development Company, Inc., January 9, 2002 (Incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.)

2.6

Agreement and Plan of Merger among Newtek Capital, Inc., Wilshire New York Partners III, LLC, Comcap Holdings Corp., Charles Freeman, Craig Reynolds, the Majority Stockholders of Comcap Holdings Corp., and the Green Family Entities, and to be Joined in by SBA Holdings, Inc., August 8, 2002 (Incorporated by reference to Exhibit 2.1 to Newtek’s Current Report on Form 8-K, filed October 2, 2002.)

2.7	Guaranty Agreement of Newtek Business Services, Inc. with DB Structured Products, Inc., December 31, 2002.
3.1	Certificate of Incorporation of Newtek Business Services, Inc., as revised through November 25, 2002
3.2	Bylaws of Newtek Business Services, Inc. (Incorporated by reference to Exhibit No. 3.2 to Registration Statement No. 3.2).
10.1	Employment Agreement with Jeffrey G. Rubin, March , 2003.
10.2	Employment Agreement with Barry Sloane, March , 2003.
10.3	Employment Agreement with Brian A. Wasserman, March , 2003.
21	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.

(b)  Reports on Form 8-K:

          On October 2, 2002, Registrant file a Report on Form 8-K to report the execution of a definitive Agreement and Plan of Merger for the acquisition of Comcap Holdings Corp. and its subsidiary Commercial Capital Corporation.  Included therein were audited financial statements for Comcap for the years ending December 31, 1999, 2000 and 2001, unaudited financial statements for Comcap for the period ending June 30, 2002 and unaudited pro forma financial statements showing the pro forma effects of the proposed acquisition as of said date.

ITEM 14.                    CONTROLS AND PROCEDURES

          Within 90 days prior to the date of this report, Newtek Business Services, Inc. carried out an evaluation, under the supervision and with the participation of the Newtek’s management, including the Newtek’s Chief Executive Officer and the Newtek’s Chief Financial Officer, of the effectiveness of the design and operation of Newtek’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, Newtek’s Chief Executive Officer and Newtek’s Chief Financial Officer concluded that Newtek’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to Newtek (including its consolidated subsidiaries) required to be included in Newtek’s periodic SEC filings.  There have been no significant changes in Newtek’s internal controls or in other factors that could significantly affect these controls subsequent to the date Newtek conducted its evaluation.

          Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed by Newtek under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to Newtek’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Disclosure controls include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported.

          Any control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are achieved.  The design of a control system inherently has limitations, including the controls’ cost relative to their benefits.  Additionally, controls can be circumvented.  No cost-effective control system can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

SIGNATURES

          In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

.	NEWTEK BUSINESS SERVICES, INC.

Date: March 31, 2003	By: /s/ BARRY SLOANE

Barry Sloane
(Chairman and Chief Executive Officer)

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY SLOANE	Chairman of the Board and Chief Executive Officer and Secretary	March 31, 2003

Barry Sloane

/s/ JEFFREY G. RUBIN	President, Chief Investment Officer and Director	March 31, 2003

Jeffrey G. Rubin

/s/ BRIAN A. WASSERMAN	Treasurer, Chief Financial Officer and Director	March 31, 2003

Brian A. Wasserman

/s/ DAVID BECK	Director	March 31, 2003

David Beck

/s/ STEVEN A. SHENFELD	Director	March 31, 2003

Steven A. Shenfeld

/s/ J EFFREY M. SCHOTTENSTEIN	Director	March 31, 2003

Jeffrey M. Schottenstein

/s/ GIUSEPPE SOCCODATO	Controller and Chief Accounting Officer	March 31, 2003

Giuseppe Soccodato

CERTIFICATION

I, Barry Sloane, Chief Executive Officer of Newtek Business Services, Inc., certify that:

1 .I have reviewed this annual report on Form 10-KSB of Newtek Business Services, Inc..

          2     .Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3     .Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4     .The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual  report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5      .The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By: /s/ BARRY SLOANE

Barry Sloane
Chief Executive Officer

CERTIFICATION

I, Brian A. Wasserman, Chief Financial Officer of Newtek Business Services, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Newtek Business Services, Inc..

          2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

d)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	f)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

c)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003		By: /s/ BRIAN A. WASSERMAN

Brian A. Wasserman
Chief Financial Officer