Form 10QSB
period 2003-03-31
NEWTEK BUSINESS SERVICES INC
filed 2003-05-13
CIK 1094019

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-16123

NEWTEK BUSINESS SERVICES, INC.

(Exact name of registrant as specified in its charter)

New York	11-3504638

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Quentin Roosevelt Boulevard, Garden City, NY	11530

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 390-2260

Check whether the registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months  (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

Yes ☒	No ☐

As of April 27, 2003, 25,579,575 shares of Common Stock were issued and outstanding.

ITEM 1.          FINANCIAL STATEMENTS

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2003	December 31, 2002

ASSETS
Cash and cash equivalents	$42,669,303	$41,171,358
Credits in lieu of cash	48,060,867	41,580,950
Loans receivable	53,765,602	56,073,016
Accounts receivable (net of allowance of $30,440 and $34,466, respectively)	511,793	661,351
Receivable from bank	2,650,447	2,938,309
Accrued interest receivable	300,794	285,151
Investments in qualified businesses – held to maturity investments	2,961,710	3,962,353
Investments in qualified businesses – equity investments	537,940	1,091,110
Structured insurance product	2,933,653	2,893,301
Prepaid insurance	13,592,873	14,056,196
Prepaid expenses and other assets	1,495,506	932,447
Furniture, fixtures and equipment (net of accumulated depreciation of $235,617 and $190,590, respectively)	513,682	546,231
Goodwill	2,862,965	2,862,965

Total assets	$172,857,135	$169,054,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$4,347,130	$4,218,367
Notes payable - certified investors	3,840,629	3,844,181
Notes payable - insurance	5,369,896	5,369,896
Notes payable - other	475,500	480,500
Borrowings under line of credit	450,000	450,000
Bank notes payable	52,812,645	53,824,492
Interest payable in credits in lieu of cash	64,378,472	65,196,116
Deferred tax liability	4,795,516	3,726,151

Total liabilities	136,469,788	137,109,703

Minority interest	6,484,403	4,772,741

Commitments and contingencies
Stockholders’ equity:
Common Stock (par value $0.02 per share; authorized 39,000,000 shares, issued and outstanding 25,579,575 as of March 31, 2003, not including 582,980 shares held in escrow, and 25,341,428 as of December 31, 2002)	511,591	506,828
Additional paid-in Capital	21,859,388	20,992,827
Retained earnings	7,531,965	5,672,639

Total stockholders’ equity	29,902,944	27,172,294

Total liabilities and stockholders’ equity	$172,857,135	$169,054,738

See accompanying notes to these condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	March 31, 2003	March 31, 2002

Revenue:
Income from tax credits	$10,388,583	$5,386,827
Credit card processing revenue	847,804	205,491
Interest and dividend income	1,059,169	240,710
Other income	623,888	191,973
Consulting fee income	—	46,700

Total revenue	12,919,444	6,071,701

Expenses:
Interest	3,717,852	2,653,587
Payroll and consulting fees	1,664,064	1,756,412
Credit card processing costs	1,119,942	556,574
Professional fees	915,767	739,968
Insurance	573,293	556,878
Other	706,513	68,919

Total expenses	8,697,431	6,332,338

Income (loss) before other than temporary decline in value of investments, gain on sale of property, equity in net losses of affiliates, minority interest, provision for income taxes and extraordinary gain	4,222,013	(260,637)
Other than temporary decline in value of investments (net of $7,176 recovery in 2002)	(1,713,414)	(617,913)
Gain on sale of property	—	16,841
Equity in net losses of affiliates	(54,974)	(601,244)

Income (loss) before provision for income taxes, extraordinary gain and minority interest	2,453,625	(1,462,953)
Minority interest in income (loss)	288,337	1,205,526

Income (loss) before provision for income taxes and extraordinary gain	2,741,962	(257,427)
(Provision for) benefit from income taxes	(1,069,365)	97,822

Income (loss) before extraordinary gain on conversion of minority interest into Newtek stock and extraordinary gain on acquisition of a business	1,672,597	(159,605)
Extraordinary gain on acquisition of minority interest, net of taxes of $162,778 for 2002	—	265,584
Extraordinary gain on acquisition of a business	186,729	—

Net income	$1,859,326	$105,979

Weighted average common shares outstanding:
Basic	25,409,868	22,825,191
Diluted	25,661,450	22,884,871
Income per share:
Basic	$.07	$.00
Diluted	$.07	$.00
Income (loss) per share before extraordinary items:
Basic	$.07	$(.01)
Diluted	$.07	$(.01)

See accompanying notes to these condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	March 31, 2003	March 31, 2002

Cash flows from operating activities:
Net income	$1,859,326	$105,979
Adjustments to reconcile net income to net cash used in operating activities:
Other than temporary decline in value of investments	1,713,414	617,913
Gain on sale of asset held for sale	—	(16,841)
Equity in net losses of affiliates	54,974	601,244
Extraordinary gain on acquisition of minority interests	—	(265,584)
Extraordinary gain on acquisition of a business	(186,729)	—
Income from tax credits	(10,388,583)	(5,386,827)
Deferred income taxes	1,069,365	(97,822)
Depreciation and amortization	45,027	23,945
Accretion of interest income	(43,904)	(43,907)
Accretion of interest expense	3,091,022	2,454,786
Compensation expense for vested stock options	75,000	290,000
Issuance of stock for services performed	29,925	80,789
Minority interest	(288,338)	(1,205,526)
Changes in assets and liabilities:
Prepaid insurance	463,323	500,046
Prepaid expenses, accounts receivable and other assets	45,447	(47,006)
Accounts payable and accrued expenses	128,763	460,207

Net cash used in operating activities	(2,331,968)	(1,928,604)

Cash flows from investing activities:
Proceeds from sale of asset held for sale	—	348,770
Investments in qualified businesses (held to maturity)	—	(872,490)
Investments in qualified businesses (consolidated entities)	(3,200,000)	(3,685,937)
Return of principal – held to maturity - investments	58,052	603,891
Return of principal – consolidated entities	1,518,483	5,092,242
Consolidation of majority owned partner companies	1,408,890	3,962,152
Payments received – loan receivable	2,307,414	—
Purchase of furniture, fixtures and equipment	(12,478)	(57,367)

Net cash provided by investing activities	2,080,361	5,391,261

See accompanying notes to these condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

	March 31, 2003	March 31, 2002

Cash flows from financing activities:
Payments of note payable insurance	$—	$(463,211)
Payments on mortgage payable	—	(306,929)
Net proceeds from issuance of common stock	766,399	1,299,999
Distributions to CAPCO members	—	(7,868)
Cash received from Exponential acquisition	—	106,642
Proceeds from sale of preferred stock of subsidiary	2,000,000	—
Payments on bank notes payable	(1,016,847)	—

Net cash provided by financing activities	1,749,552	628,633

Net increase in cash and cash equivalents	1,497,945	4,091,290
Cash and cash equivalents - beginning of period	41,171,358	31,171,966

Cash and cash equivalents – end of period	$42,669,303	$35,263,256

Supplemental disclosure of non-cash financing activities:
Consolidation of investments previously accounted for under the equity method	$—	$537,083

Acquisition of Exponential (net liabilities assumed)	$—	$10,978

Issuance of common stock in connection with acquisition of Exponential	$—	$920,000

Acquisition of four Capcos minority interests Newtek Business Services common stock issued	$—	$954,358
Less, minority interests acquired	—	405,411

Goodwill recognized	$—	548,947

Acquisition of three Capcos minority interests Minority interests acquired	$—	$1,369,156
Less, Newtek Business Services common stock issued	—	940,794

Extraordinary gain recognized	$—	428,362

Reduction of credits in lieu of cash and interest payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$3,908,666	$—

See accompanying notes to these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –	SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation and description of business

                     The unaudited condensed consolidated financial statements of Newtek Business Services, Inc. and Subsidiaries (the “Company”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.  The unaudited condensed consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at March 31, 2003, the results of its operations for the three month periods ended March 31, 2003 and 2002, and  its cash flows for the three month periods ended March 31, 2003 and March 30, 2002.  All adjustments are of a normal recurring nature.  These financial statements should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 2002.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2003.

The following is a summary of each certified capital company (“Capco”) or Capco fund, state of certification and date of certification:

Capco	State of Certification	Date of Certification

WA (Wilshire Advisers)	New York	May 1998
WP (Wilshire Partners)	Florida	December 1998
WI (Wilshire Investors)	Wisconsin	October 1999
WLA (Wilshire Louisiana Advisers)	Louisiana	October 1999
WA II (Wilshire New York Advisers, II)	New York	April 2000
WNY III (Wilshire New York Partners, III)	New York	December 2000
WC (Wilshire Colorado Partners)	Colorado	October 2001

                     The State of Louisiana has authorized three “Capco funds” which are all a part of the WLA Capco (the first fund).  The second, Wilshire Louisiana Partners II (WLPII), and the third, Wilshire Louisiana Partners III (WLPIII), were formed in October 2001, and October 2002, respectively.

                     In general, the Capcos issue debt and equity instruments, generally warrants (“Certified Capital”), to insurance company investors (“Certified Investors”). The Capcos then make targeted investments (“Investments in Qualified Businesses”, as defined under the respective state statutes, or, “Qualified Businesses”), with the Certified Capital raised. Such investments may be accounted for as either consolidated subsidiaries, under the equity method or cost method of accounting, depending upon the nature of the investment and the Company’s and/or the Capco’s ability to control or otherwise exercise significant influence over the investee. Each Capco has a contractual arrangement with the particular state that legally entitles the Capco to receive (or earn) tax credits from the state upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the Capcos to maintain their state-issued certifications, the Capcos must make Investments in Qualified Businesses in accordance with these requirements. Each Capco also has separate contractual arrangements with the Certified Investors obligating the Capco to pay interest on the aforementioned debt instruments whether or not it meets the statutory requirements for Investments in Qualified Businesses. The Capco can satisfy this interest payment obligation, at the Capco’s discretion, by delivering tax credits in lieu of paying cash. The Capcos have the right to deliver the tax credits to the Certified Investors. The Certified Investors have the right to receive and use the tax credits and would, in turn, use these tax credits to reduce their respective state tax liabilities in an amount usually equal to 100% (Louisiana Capco and the Louisiana second fund - 110%) of their certified investment. The tax credits can be utilized over a ten-year period at a rate of 10% (Louisiana Capco and Louisiana second fund- 11%) per year and in some instances are transferable and all can be carried forward.

NOTE 1 -	SIGNIFICANT ACCOUNTING POLICIES (Continued):

                     On December 31, 2002, the Company acquired a majority stake in a nonbank SBA lender.  As a nonbank SBA lender, the Company (originally named Commercial Capital Corp. (“CCC”), now named Newtek Small Business Finance) originates, sells (in whole or in part) and services loans to qualifying small businesses, which are partially guaranteed by the SBA.  The Company sells the SBA guaranteed portion of such loans to third-party investors, retains the unguaranteed portion and continues to service the loans.  The Company has the ability to originate loans throughout the United States.  Presently, the loans originated by the Company are primarily to customers in the Northeast United States.  The Company’s competition for originating SBA loans comes primarily from banking organizations and the other nonbank entities holding an SBA license.

Stock – Based Compensation

                     The Company has elected to continue using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for employee stock options.   No stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s plan had an exercise price equal to the market value of the underlying common stock at the date of grant.  The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in SFAS 123 “Accounting for Stock-based Compensation” had been used in accounting for stock options.

	Stock Compensation for the three months ended March 31:

	2003	2002

As reported
Net income	$1,859,326	$105,979
Deduct: Total stock based employee Compensation expense determined under fair value based method for all awards, net of related tax effects	(212,988)	(198,807)

Pro forma net income	$1,646,338	$(92,828)

Earnings per share:
Basic – as reported	$.07	$.00

Basic – pro forma	$.06	$.00

Diluted - as reported	$.07	$.00

Diluted – pro forma	$.06	$.00

                     For 2003 and 2002, the weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 85%, risk-free interest rate of 3.53% to 6.15%, expected dividends of $0 and expected terms of 1-6 years.

NOTE 2 –	PRIVATE PLACEMENT OF COMMON STOCK:

                     In the first quarter of 2003, the Company sold 228,146 shares of common stock in private transactions, with gross and net cash proceeds totaling approximately $766,000.  In addition, 10,000 shares of common stock were issued in consideration of legal and consulting services rendered, valued at approximately $30,000.

NOTE 3 –	INVESTMENTS IN QUALIFIED BUSINESSES:

                     The various interests that the Company acquires in its investments are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company’s voting interest in an investee.

                     Consolidation Method.  Investments in which the Company directly or indirectly owns more than 50% of the outstanding voting securities or those the Company has effective control over are generally accounted for under the consolidation method of accounting and are referred to here as “Partner Companies”. Under this method, an investment’s financial position and results of operations are reflected within the Company’s Balance Sheet and Consolidated Statements of Income. All significant inter-company accounts and transactions have been eliminated. The results of operations and cash flows of a consolidated Partner Company are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the Partner Company. Upon dilution of control below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

                     Equity Method.  Investees that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the Company’s Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Company, including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the investee. Under the equity method of accounting, an investee’s accounts are not reflected within the Company’s Consolidated Balance Sheet and Consolidated Statements of Income; however, the Company’s share of the earnings or losses of the investee is reflected in the caption “Equity in net losses of affiliates” in the Consolidated Statements of Income.

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

                     During the period ended March 31, 2003, the Company determined that there was an approximately $943,000 other than temporary decline in the value of its investments for Merchant Data Systems, Inc., $500,000 for 1-800 Gift Certificate and an approximately $271,000 other than temporary decline in the value of its investments for Direct Creations, LLC.  These items aggregated approximately $1,713,000 which is shown on the statement of income as other than temporary decline in value of investments.

                     During the period ended March 31, 2002, the Company determined that there was approximately $536,000 of an other than temporary decline in the value of its investments for Starphire Technologies, LLC, and an approximately $77,000 other than temporary decline in the value of its investments for Embosser’s Sales and Service.  In addition, the Company determined an impairment existed for a non-Capco investment (included in prepaid expenses and other assets on the balance sheet), and recorded a charge of approximately $12,000.  In 2002, the Company also recovered approximately $7,000 of cash on two of its investments written down in 2000.  These items aggregate approximately $618,000 which is shown on the statement of income as other than temporary decline in value of investments.

                     The following table is a summary of such investments as of March 31, 2003, shown separately between their debt and equity components, and all terms of each are summarized.  There are no expiration dates on any of the financial instruments, unless disclosed.

NOTE 3 –	INVESTMENTS IN QUALIFIED BUSINESSES: (CONTINUED)

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

DEBT INVESTMENTS

Investee	Direct Creations, LLC	Merchant Data Systems, Inc.	4G’s Truck Renting	Transworld Business Brokers, LLC	Autotask Group	Lousiana BIDCO Loans	Gulf Coast Bidco
Investment Date(s)	Sep-01, Nov-01	Aug-00	Nov-99, Dec- 00, Jun–02	Jun-01	Oct –02	Various	Dec-02	Total
Maturity Date	Jun-04	May-04	Aug-03	Jun-04	Sep-03	Various	Various
Interest Rate	LIBOR	0.00%	7.40%	5.00%	7.75%	Prime +1%	Various

Principal outstanding at December 31, 2002	373,233	942,591	100,000	140,000	200,000	1,234,029	972,500	3,962,353
Return of principal – 2003						(58,052)		(58,052)
Other than temporary decline in value of its investment		(942,591)						(942,591)
Principal outstanding at March 31, 2003	373,233	0	100,000	140,000	200,000	1,175,977	972,500	2,961,710

NOTE 3 –	INVESTMENTS IN QUALIFIED BUSINESSES: (CONTINUED)

EQUITY INVESTMENTS

Investee	Direct Creations, LLC	1-800 Gift Certificates, LLC	Distribution Video and Audio	BuySeasons, Inc.	Newtek Financial Info Services of LA, LLC	Transworld Business Brokers, LLC

Investment Date(s)	Dec-00, Aug-02	Jul-99	Jun-00	Jun-01	Dec-02	Jun-01	Total
Type of Investment	Warrants	Common Stock/ Warrants	Common Stock	Common Stock	Preferred Member	Preferred Membership
Ownership Interest as of March 31, 2003	<20.00%	7.14%	<20.00%	<20.00%	49.00%	33.33%

Total equity investments at December 31, 2002	270,823	500,000	200,000	100,000	0	20,287	1,091,110
Reclassification of consolidated investment					272,627		272,627
Equity in losses 2003					(54,974)		(54,974)
Other than temporary decline in value of its investments	(270,823)	(500,000)					(770,823)
Total equity investments at March 31, 2003	0	0	200,000	100,000	217,653	20,287	537,940

                     The Company has not guaranteed any obligation of these investees, and the Company is not otherwise committed to provide further financial support for the investees.  However, from time-to-time, the Company may decide to provide such additional financial support which, as of March 31, 2003, was not significant.  Should the Company determine that an impairment exists upon its periodic review, and it is deemed to be other than temporary, the company will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the Statement of Income.

CONSOLIDATED DEBT INVESTMENTS

Investee	Newtek Merchant Solutions of NY, LLC	Newtek Merchant Solutions of WI, LLC	PPM Link, LLC	Newtek Business Exchange of NY, LLC	Newtek Financial Info Services of FL, LLC	DC Media Capital, LLC
Investment Date(s)	Mar-01	Jun-01 Mar-03	Mar-01	Mar-02	Nov-99	Oct-02
Maturity Date	Nov-05	Jun-06	Sep-02	Mar-05	Nov-01	Oct-03
Interest Rate	6.00%	5.00%	5.75%	2.50%	5.25%	12.00%

Total consolidated debt investments as of December 31, 2002	685,000	1,505,000	1,000,000	325,000	150,000	163,277
Total consolidated debt investments made in 2003		1,000,000
Return of principal – 2003		(105,000)	(1,000,000)
Total consolidated debt investments as of March 31, 2003	685,000	2,400,000	0	325,000	150,000	163,277

NOTE 3 –	INVESTMENTS IN QUALIFIED BUSINESSES: (CONTINUED)

CONSOLIDATED EQUITY INVESTMENTS

Investee	Newtek Merchant Solutions of NY, LLC	Newtek Merchant Solutions of LA,\ LLC	Newtek Merchant Solutions of CO, LLC	PPM Link, LLC	Newtek Strategies, LLC	Newtek Business Exchange of NY, LLC
Investment Date(s)	Mar-01	Aug-01	Jun 01	Mar-01	Aug-01	Mar-02
Type of investment	Preferred Member	Preferred Member	Preferred Member	Preferred Member	Preferred Member	Preferred Member
Ownership interest	90.00%	95.00%	95.00%	90.00%	70.00%	94.14%

Total consolidated equity Investments – 2002	125,000	1,350,000	3,308,665	1,103,333	999,950	3,102,196
Total consolidated equity investments made in 2003
Preferred return- dividends		(16,875)	(22,002)	(919)		(23,812)
Preferred return – redemption
Total consolidated equity investments – 2003	125,000	1,333,125	3,286,663	1,102,414	999,950	3,078,384

Investee	SBA Holdings, Inc.	Newtek Financial Info Services of FL, LLC	Newtek Client Services, LLC	Global Business Advisors, LLC	Wilshire Louisiana Capital Management Fund	Newtek IT Services, LLC
Investment Date(s)	Sep-02	Jun-01	Jun –02	Mar 03	Dec-02	Oct-00
Type of investment	Preferred Stock	Preferred Members	Preferred Member	Preferred Members	Preferred Membership	Preferred Stock
Ownership interest	75.00%	87.48%	95.00%	90%	100.00%	90.00%

Total consolidated equity Investments – 2002	2,000,000	100,383	2,441,456		972,500	430,545
Total consolidated equity investments made in 2003				2,200,000
Preferred return- dividends		(7,031)	(11,540)
Preferred return – redemption			(331,281)
Total consolidated equity investments – 2003	2,000,000	93,352	2,098,635	2,200,000	972,500	430,545

NOTE 4 –	EARNINGS PER SHARE:

                     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

                     The calculations of Net Income Per Share were:

	Three months ended March 31,

	2003	2002

Numerator:
Numerator for Basic and Diluted EPS – income available to common stock holders	$1,859,326	$105,979
Numerator for basic and diluted EPS – extraordinary item	$186,729	$265,584
Numerator for basic and diluted EPS-income (loss) before extraordinary item	$1,672,597	$(159,605)
Denominator:
Denominator for basic EPS – weighted average shares	25,409,868	22,825,191
Effect of dilutive securities (stock options)	251,582	59,680
Denominator for diluted EPS – weighted average shares	25,661,450	22,884,871
Net EPS: Basic	$.07	$.00
Net EPS: Diluted	$.07	$.00
Net EPS: Basic and Diluted before extraordinary gain	$.07	$(.01)

NOTE 5 -	SUMMARY RESULTS OF QUALIFIED INVESTMENTS:

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

                     Balance Sheet data is as of March 31, 2003 and December 31, 2002

CONSOLIDATED ENTITIES

	Newtek Strategies (Harvest)		Newtek Merchant Solutions – CO (UPS-CO)		Newtek Merchant Solutions – NY (UPS-NY)		Newtek Merchant Solutions – LA (UPS-LA)		Newtek Merchant Solutions – WI (UPS-WI)

	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Cash	174,898	256,233	3,140,288	3,248,403	26,331	18,611	639,255	705,617	423,101	445,686
Other Assets	217,479	207,801	47,769	2,662	436,641	417,956	26,727	26,485	919,232	254,444

Total Assets	$392,377	$464,034	$3,188,057	$3,251,065	$462,972	$436,567	$665,982	$732,102	$1,342,333	$700,130

Current Liabilities	22,680	33,006	32,592	14,433	149,360	108,554	28,785	29,729	100,728	118,670

Total Liabilities	$22,680	$33,006	$32,592	$14,433	$644,919	$584,112	$28,785	$29,729	$2,465,728	$1,588,670

Total Equity (Deficit)	$369,697	$431,028	$3,155,465	$3,236,632	$(181,947)	$(147,545)	$637,197	$702,373	$(1,123,395)	$(888,540)

CONSOLIDATED ENTITIES

	PPM Link		Exponential Business Development Co., Inc.		Newtek Small Business Finance (NSBF)		Newtek IT Services		Newtek Financial Information Systems – FL (GMT)

	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Cash	130,419	1,254,506	34,604	41,973	7,800,776	4,367,870	(2,617)	2,372	64,154	70,034
Other Assets	30,758	61,686	38,968	25,551	56,912,083	59,296,476	43,383	64,910	149,595	131,985

Total Assets	$161,177	$1,316,192	$73,572	$67,524	$64,712,859	$63,664,346	$40,766	$67,282	$213,749	$202,019

Current Liabilities	25,727	1,069,144	55,845	59,996	2,870,880	2,704,417	86,444	103,655	41,488	44,809

Total Liabilities	$25,757	$1,919,144	$55,845	$59,996	$59,183,525	$58,028,909	$138,383	$158,260	$191,488	$194,809

Total Equity (Deficit)	$135,420	$(602,952)	$17,727	$7,528	$5,529,334	$5,635,437	$(97,617)	$(90,978)	$22,261	$7,210

CONSOLIDATED ENTITIES

	Newtek Business Exchange of NY (Transworld – NY)		Newtek Client Services (Global)		DC Media Capital

	2003	2002	2003	2002	2003	2002

Cash	3,023,818	3,186,239	2,021,746	2,377,662	353,965	344,293
Other Assets	62,867	55,005	2,877	1,415	192,238	385,063

Total Assets	$3,086,685	$3,241,244	$2,024,623	$2,379,077	$546,203	$729,356

Current Liabilities	16,329	21,089	5,728	0	27,950	92,226

Total Liabilities	$341,329	$346,089	$5,728	0	$671,727	$736,003

Total Equity (Deficit)	$2,745,356	$2,895,155	$2,018,895	$2,379,077	$(125,524)	$(6,647)

CONSOLIDATED ENTITIES

	Newtek Tax Services			Global Business Advisors			Totals

	2003	2002		2003	2002		2003	2002

Cash	0		(a)	2,200,000		(a)	20,030,738	16,319,499
Other Assets	18,854		(a)	—		(a)	59,099,471	60,931,439

Total Assets	$18,854		(a)	$2,200,000		(a)	$79,130,209	$77,250,938

Current Liabilities	23,726		(a)	—		(a)	3,488,262	4,399,728

Total Liabilities	$23,726		(a)	—		(a)	$63,832,212	$63,693,160

Total Equity (Deficit)	$(4,872)		(a)	$2,200,000		(a)	$15,297,997	$13,557,778

NOTE 5 -	SUMMARY RESULTS OF QUALIFIED INVESTMENTS: (CONTINUED)

Income Statement data is for the quarter ended March 31, 2003 and March 31, 2002

CONSOLIDATED ENTITIES

	Newtek Strategies		Newtek Merchant Solutions – CO			Newtek Merchant Solutions – NY		Newtek Merchant Solutions – LA		Newtek Merchant Solutions – WI

	2003	2002	2003	2002		2003	2002	2003	2002	2003	2002

Revenue	$133,832	$144,691	$29,337		(a)	$106,977	$104,221	$26,620	$13,137	$777,514	$88,133
SG&A	192,913	198,103	88,097		(a)	122,912	156,387	72,367	158,555	990,144	207,541
Depreciation and Amortization	2,747	487	405		(a)	11,058	817	921	434	4,290	4,290
Interest expense	0	11,875	0		(a)	7,407	5,362	0	0	17,938	23,188

Income/Loss	$(61,828)	$(65,774)	$(59,165)		(a)	$(34,400)	$(58,345)	$(46,668)	$(145,852)	$(234,858)	$(146,886)

INTERCOMPANY ITEMS INCLUDED IN ABOVE
Revenue	113,831	104,811	22,993	0		35,974	5,000	8,052	0	25,625	0
SG&A	13,215	7,344	27,764	0		40,444	19,450	21,921	20,193	105,468	24,231
Interest Expense	0	0	0	0		2,031	5,362	0	0	17,938	0

CONSOLIDATED ENTITIES

	PPM Link		Exponential Business Development Co., Inc.		Newtek Small Business Finance			Newtek IT Services		Newtek Financial Information Systems – FL

	2003	2002	2003	2002	2003	2002		2003	2002	2003	2002

Revenue	$16,400	$35,200	$58,790	$55,790	$1,322,060		(a)	$80,905	$62,725	$213,967	$110,288
SG&A	128,380	93,613	48,433	130,725	1,109,446		(a)	87,112	101,503	183,584	133,742
Depreciation and Amortization	673	79	0	200	861		(a)	271	3,792	6,333	3,207
Interest expense	0	26,594	0	0	504,586		(a)	160	53,350	1,969	8,076

Income/Loss	$(112,653)	$(85,086)	$10,357	$(75,135)	$(292,833)		(a)	$(6,638)	$(95,920)	$22,081	$(34,737)

INTERCOMPANY ITEMS INCLUDED IN ABOVE
Revenue	0	0	0	0	0		(a)	56,183	5,034	161,170	50,390
SG&A	22,300	5,216	11,439	0	0		(a)	14,630	22,621	9,598	3,247
Interest Expense	0	0	0	0	0		(a)	0	0	1,969	0

CONSOLIDATED ENTITIES

	Newtek Business Exchange of NY		Newtek Client Services			DC Media Capital		Newtek Tax Services			Totals

	2003	2002	2003	2002		2003	2002	2003	2002		2003	2002

Revenue	$12,569	$0	$0		(a)	$24,005	$11,769	$18,492		(a)	$2,821,468	$625,954
SG&A	133,162	0	17,260		(a)	66,926	31,592	23,363		(a)	3,264,099	1,211,761
Depreciation and Amortization	3,362	0	0		(a)	0	0	0		(a)	30,921	13,306
Interest expense	2,031	0	0		(a)	25,681	5,000	0		(a)	559,772	133,445

Income/Loss	$(125,986)	$0	$(17,260)		(a)	$(68,602)	$(24,823)	$(4,871)		(a)	$(1,033,324)	$(732,558)

INTERCOMPANY ITEMS INCLUDED IN ABOVE
Revenue	0	0	0		(a)	0	0	10,564		(a)	434,392	165,235
SG&A	22,349	0	14,620		(a)	7,779	0	718		(a)	351,496	97,030
Interest Expense	2,031	0	0		(a)	5,615	0	0		(a)	29,584	95,444

NOTE 5 -	SUMMARY RESULTS OF QUALIFIED INVESTMENTS: (CONTINUED)

ENTITIES UNDER THE EQUITY METHOD (b)

	Starphire		Nichedirectories		Transworld Business Brokers – FL		Newtek Financial Information Systems – LA		Totals

	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Cash	4,503	14,653	190,735	212,409	236,866	153,087	215,733	284,000	647,837	664,149
Other Assets	373,037	402,874	263,458	288,093	318,905	328,261	8,893	500	964,293	1,019,728

Total Assets	$377,540	$417,527	$454,193	$500,502	$555,770	$481,348	$224,626	$284,500	$1,612,130	$1,683,877

Current Liabilities	39,154	34,330	509,378	438,915	72,013	53,990	7,103	11,373	627,648	538,608

Total Liabilities	$39,154	$34,330	$551,176	$484,850	$187,013	$168,990	$7,103	$11,373	$784,446	$699,543

Total Equity (Deficit)	$338,386	$383,197	$(96,984)	$15,652	$368,757	$312,358	$217,523	$273,127	$827,684	$984,334

ENTITIES UNDER THE EQUITY METHOD (b)

	Starphire		Nichedirectories		Transworld Business Brokers – FL		Newtek Financial Information Systems - LA			Totals

	2003	2002	2003	2002	2003	2002	2003	2002		2003	2002

Revenue	$31,507	$30,636	$217,002	$197,544	$699,415	$320,768	$0		(a)	$947,924	$548,948
SG&A	68,891	120,778	320,629	278,718	628,077	354,156	54,690		(a)	1,072,287	753,652
Depreciation and Amortization	7,106	6,509	7,675	4,459	722	11,579	283		(a)	15,786	22,547
Interest expense	0	13,364	1,333	—	1,750	16,364	0		(a)	3,083	29,728

Income/Loss	$(44,490)	$(110,015)	$(112,635)	$(85,633)	$68,866	$(61,331)	$(54,973)		(a)	$(143,232)	$(256,979)

INTERCOMPANY ITEMS INCLUDED IN ABOVE
Revenue	207	109	—	—	—	—	0		(a)	207	794
SG&A	2,250	22,464	12,140	26,316	6,285	4,985	3,000		(a)	23,675	54,966
Interest Expense	0	0	—	—	1,750	0	0		(a)	1,750	16,364

(a)	No activity under Newtek’s ownership during this time period

(b)	The company also owns 20% of Copia Technology, which had no operating activity and no assets.

NOTE 6 -	MINORITY INTEREST:

                     In January, 2003 SBA, Inc. a Partner Company and, a majority owned subsidiary of the Company, issued preferred stock to Credit Suisse First Boston Management Corporation for cash proceeds of $2,000,000.  The Company has accounted for this as an increase to its minority interest liability in the accompanying condensed consolidated balance sheet at March 31, 2003.

NOTE 7 –	EXTRAORDINARY GAIN ON ACQUISITION OF A BUSINESS:

                     On December 31, 2002, the Company acquired the majority of the outstanding common stock of CCC.  The fair value of the net assets acquired, after reducing all non-financial asset balances to zero, exceeded the consideration paid by the Company and, accordingly, the Company recorded an extraordinary gain on the acquisition of the business.  This transaction was reflected in the Company’s consolidated financial statements as of and for the year ended December 31, 2002.  During the three month period ended March 31, 2003, the Company finalized its purchase accounting related to this acquisition and determined that additional assets existing at the acquisition date, valued at approximately $187,000, should be recorded.  Accordingly, the Company recorded these assets and a corresponding extraordinary gain on the acquisition of a business.

NOTE 8 –	SUBSEQUENT EVENT:

                     Subsequent to March 31, the Company sold 80,000 shares of common stock in private transactions, with gross and net cash proceeds totaling approximately $320,000.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     Three Months Ended March 31, 2003 compared to Three Months Ended March 31, 2002

                     Revenues increased by approximately $6,847,000, to $12,919,000 for the three months ended March 31, 2003, from $6,072,000 for the three months ended March 31, 2002. Income from tax credits increased by approximately $5,002,000 to $10,389,000 for the three months ended March 31, 2003, from $5,387,000 for the three months ended March 31, 2002, due to the Company meeting different investment thresholds mandated by the various state Capco statutes in the same three month period of 2003 versus 2002.  Credit card processing revenue increased by approximately $643,000 to $848,000 for the three months ended March 31, 2003 from $205,000 for the three months ended March 31, 2002, due to the Company’s increase in credit card processing customers.  Interest and dividend income increased by approximately $818,000 to $1,059,000 for the three months ended March 31, 2003, from $241,000 for the three months ended March 31, 2002.  This increase was primarily due to the activities of an acquired entity, Newtek Small Business Finance, which was not part of the Company in the first quarter of 2002. Other income increased by approximately $432,000 to $624,000 for the three months ended March 31, 2003, from $192,000 for the three months ended March 31, 2002.  This increase is primarily due to the operating activities of consolidated Partner Companies.

                     Interest expense increased by approximately $1,064,000 to $3,718,000 for the three months ended March 31, 2003 from $2,654,000 for the three months ended March 31, 2002.  The increase was due primarily to the increased number of Capcos (Wilshire Colorado Partners and Wilshire Louisiana Partners III) in 2003, as well as the interest expense attributable to the Newtek Small Business Finance operations. Payroll and consulting fees decreased by $92,000 to $1,664,000 for the three months ended March 31, 2003 from $1,756,000 for the three months ended March 31, 2002.  The decrease was due to the Company’s ongoing efforts to reduce expenses.  Credit card processing costs increased by $563,000 to $1,120,000 for the three months ended March 31, 2003 from $557,000 for the three months ended March 31, 2002.  The increase is due to the significant increase in the number of credit card processing customers.

                     Professional fees increased by $176,000 to $916,000 for the three months ended March 31, 2003 from $740,000 for the three months ended March 31, 2002.  The increase was due primarily to additional legal fees incurred, which is attributable to the increased size and number of Capcos, as well as due to the increase in numbers of Partner Companies.

                     Other expenses increased by $638,000 to $707,000 for the three months ended March 31, 2003 from $69,000 for the three months ended March 31, 2002.  The increase was due primarily to expenses incurred by consolidated Partner Companies.

                     Other than temporary decline in value of investments increased by approximately $1,095,000 from $618,000 for the three months ended March 31, 2002 to $1,713,000 for the three months ended March 31, 2003, due to the Company’s determination that a higher amount of its investment values were impaired in the first quarter of 2003 versus the first quarter of 2002.

                     During the period ended March 31, 2002, the Company determined that there was approximately $536,000 of an other than temporary decline in the value of its investments for Starphire Technologies, LLC, and an approximately $77,000 other than temporary decline in the value of its investments for Embosser’s Sales and Service.  In addition, the Company determined an impairment existed for a non-Capco investment (included in prepaid expenses and other assets on the balance sheet), and recorded a charge of approximately $12,000.  In 2002, the Company also recovered approximately $7,000 of cash on two of its investments written down in 2000.  These items aggregate approximately $618,000 which is shown on the statement of income as other than temporary decline in value of investments.

                     During the period ended March 31, 2003, the Company determined that there was an approximately $943,000 other than temporary decline in the value of its investments for Merchant Data Systems, Inc., $500,000 for 1-800 Gift Certificate and an approximately $271,000 other than temporary decline in the value of its investments for Direct Creations, LLC.  These items aggregated approximately $1,713,000 which is shown on the statement of income as other than temporary decline in value of investments.

LIQUIDITY AND CAPITAL RESOURCES

                     The Company has funded its operations primarily through the issuance of notes to Certified Investors through the Capco program.  To date, the Company has received approximately $166,700,000 in proceeds from the issuance of long-term debt, Capco warrants and the Company’s common stock through the Capco programs.  The Company’s principal capital requirements have been to fund the defeasance of the principal amount of notes issued to the Certified Investors, the acquisition of Capco insurance policies, the acquisition of partner companies interests, funding of other investments, and working capital needs resulting from increased operating and business development activities of its Partner Companies.

                     Net cash used in operating activities for the three months ended March 31, 2003 of approximately $2,332,000 resulted primarily from net income of approximately $1,859,000, increased by the non-cash interest expense of approximately $3,091,000.  It was also affected by the approximately $1,713,000 in other than temporary decline in value of investments, approximately $288,000 in minority interest, the approximately $10,389,000 in income from tax credits, and the deferred income tax provision of $1,069,000.  In addition, the Company had an increase in components of working capital of $638,000.

                     Net cash provided by investing activities for the three months ended March 31, 2003 of approximately $2,080,000 resulted primarily from returns of principal of approximately $1,518,000, offset by approximately $3,200,000 in additional qualified investments made in the period.  The Company also received approximately $2,307,000 in repayments on its loan receivable and the Company consolidated approximately $1,409,000 of its investments.

                     Net cash provided by financing activities for the three months ended March 31, 2003 was approximately $1,750,000, primarily attributable to approximately $766,000 from the private placement of common stock, offset by approximately $1,017,000 in payments on loans payable, and $2,000,000 in proceeds from the sale of preferred stock of a consolidated entity.

                     The Company believes that its cash and cash equivalents, its anticipated cash flow from operations, its ability to access private and public debt and equity markets, and the availability of funds under its existing credit agreements will provide it with sufficient liquidity to meet its short and long-term capital needs.

FORWARD-LOOKING STATEMENTS

                     This Quarterly Report on Form 10 QSB contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise.  The words “believe,” “expect,” “seek,” and “intend” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made.  Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

                     The Company does not undertake, and specifically disclaims, any obligation to publicly release the results of revisions which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after such statements.

PART II – OTHER INFORMATION

ITEM 2.      Changes in Securities and Use of Proceeds

                     (c)     The following transactions in the securities of the Registrant occurred in the three month period ending March 31, 2003.  All securities sold were shares of the Company’s common stock and all sales were to accredited investors and in reliance on Section 4(2) of the Securities Act of 1933, as amended, and applicable New York State law.  All shares were sold at an approximately 30 percent discount to the then current market value due to the fact that the shares are restricted under applicable securities laws and were sold without registration rights.  With the three exceptions noted where the shares were in exchange for services provided or to be provided by independent consultants to the Company, all transactions were for cash.

NAME	DATE	SHARES	PRICE

Robert Cohen (a)	January 15, 2003	18,493	$3.65
Charles Kearns (b)	January 22, 2003	27,225	$4.00
Paul Stephenson (c)	January 28, 2003	10,000	$4.00
Pearl Broms (d)	February 26, 2003	13,698	$3.65
Cutter Mill Partners, LLC (e)	March 18, 2003	158,730	$3.15
Keith L. Lippert	January 2, 2003	2,500		(f)
John W. Heilshorn	January 2, 2003	2,500		(f)
Jeffrey M. Platte	March 25, 2003	5,000		(g)

(a)          Mr. Cohen is the father of the spouse of Jeffrey G. Rubin, President of the Company and, while he is not an affiliate of the Company, his relationship is disclosed voluntarily.

(b)          Mr. Kearns is a Regional Manager for the Company and receives a fee in consideration of his business development and management support services to the Company’s subsidiaries.

(c)          Mr. Stephenson was at the time of the transaction President of Newtek Securities, LLC, the Company’s broker/dealer affiliate.

(d)          Pearl Broms is the spouse of Nelson Broms who is employed as a special assistant to the Chairman and CEO of the Company.

(e)          A director of the Company, Steven A. Shenfeld, is a member of Cutter Mill Partners, LLC.

(f)          Messrs. Lippert and Heilshorn are the principals of the firm of Lippert/Heilshorn & Associates, Inc. which the Company retained in December 2002 to assist with investor and media relations.  The shares were issued as additional consideration for services provided and to be provided under the agreement with the Company.

(g)          Mr. Platte is an independent counsel for the Company and a principal of Platte Klarsfeld & Levine, LLP; the shares were issued as additional consideration for services provided and to be provided to the Company and its subsidiaries.

ITEM 5.      Other Information:

                     On May 8, 2003, the Company issued a press release concerning the results of its operations for the first quarter of 2003.  It reported gross revenue of $12.9 million, a record amount, and net earnings of $0.07 per share.  Pursuant to the requirements of Item 12 of Form 8-K, the Company has furnished a copy of this press release by attaching a copy as Exhibit 99.2, hereto.

ITEM 6.      Exhibits

Exhibit 99.1	The form of the signed Certification required of the Company’s Chief Executive and Chief Financial Officers by section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Earnings Release:

May 8, 2003	Newtek Business Services Announces Record Revenue of $12.9 Million for the First Quarter of 2003; Maintains EPS Guidance of $0.24 For 2003

Exhibit 99.3	Press Releases:

January 6, 2003	Newtek Receives SBA Approval & Completes Acquisition of Commercial Capital Corp; Deutsche Bank To Provide $75-$100 Million Funding Facility.

January 16, 2003	Credit Suisse First Boston Invests $2 Million in Newtek’s Lender; Column Financial, Inc. Becomes Strategic Partner.

February 24, 2003	Newtek Business Services and the Credit Union National Association (CUNA) to make SBA Guaranteed Loans available to Credit Union Members Nationwide.

March 18, 2003	Newtek Business Services Reports Record Revenue and Earnings for 2002 - EPS of $0.34, Including Extraordinary Gains - - Revenue Increases 45%

March 19, 2003	Newtek Business Services Raises Guidance 26% in 2003 from $0.19 to $0.24 - Estimates Revenue To Be 30% Higher Than 2002 Actual Results

SIGNATURES

                     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: May 13, 2003	/s/ BARRY SLOANE

Barry Sloane Chairman of the Board, Chief Executive Officer and Secretary

Date: May 13 , 2003	/s/ BRIAN A. WASSERMAN

Brian A. Wasserman Treasurer, Chief Financial Officer and Director

Date: May 13, 2003	/s/ GIUSEPPE SOCCODATO

Giuseppe Soccodato Controller and Chief Accounting Officer

CERTIFICATION

I, Barry Sloane certify that:

1)	I have reviewed this quarterly report on Form 10-QSB of Newtek Business Services, Inc.

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

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003
/s/ BARRY SLOANE

Chief Executive Officer

CERTIFICATION

I, Brian A. Wasserman certify that:

1)	I have reviewed this quarterly report on Form 10-QSB of Newtek Business Services, Inc.

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

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003
/s/ BRIAN A. WASSERMAN

Chief Financial Officer