Form 10QSB/A
period 2003-03-31
NEWTEK BUSINESS SERVICES INC
filed 2003-05-15
CIK 1094019

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

CONTENTS

PAGE
PART I — FINANCIAL INFORMATION

Item 3. Controls and Procedures	3

Signatures	4

2

The registrant hereby amends its Quarterly Report on Form 10-QSB, filed on May 13, 2003, by adding the following Item.

Item 3.    CONTROLS AND PROCEDURES

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: May 14, 2003	/s/ BARRY SLOANE
Barry Sloane
Chairman, Chief Executive Officer and
Secretary

Date: May 14 , 2003	/s/ BRIAN A. WASSERMAN
Brian A. Wasserman
Treasurer, Chief Financial Officer and Director

Date: May 14, 2003	/s/ GIUSEPPE SOCCODATO
Giuseppe Soccodato
Controller and Chief Accounting Officer

4