Form 10QSB
period 2003-06-30
NEWTEK BUSINESS SERVICES INC
filed 2003-08-12
CIK 1094019

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Check whether the registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.  Yes  ☒  No   ☐

As of August 7, 2003, 25,924,412 shares of Common Stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2003	December 31, 2002
ASSETS

Cash and cash equivalents	$38,027,412	$41,171,358
Credits in lieu of cash	53,345,458	41,580,950
Loans receivable (net of reserve for possible loan losses of $2,013,624)	52,489,246	56,073,016
Accounts receivable (net of allowance of $104,361 and $34,466, respectively)	387,503	661,351
Receivable from bank	2,593,577	2,938,309
Accrued interest receivable	249,990	285,151
Investments in qualified businesses—held to maturity investments	2,890,614	3,962,353
Investments in qualified businesses—equity investments	1,164,723	1,091,110
Structured insurance product	2,974,005	2,893,301
Prepaid insurance	13,133,044	14,056,196
Prepaid expenses and other assets	2,706,628	932,447
Furniture, fixtures and equipment (net of accumulated depreciation of $254,489 and $190,590, respectively)	629,029	546,231
Goodwill	3,225,353	2,862,965

Total assets	$173,816,582	$169,054,738

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$4,833,750	$4,218,367
Notes payable—certified investors	3,837,077	3,844,181
Notes payable—insurance	4,791,492	5,369,896
Notes payable—other	455,500	480,500
Borrowings under line of credit	—	450,000
Bank notes payable	51,125,772	53,824,492
Interest payable in credits in lieu of cash	61,103,107	65,196,116
Deferred tax liability	6,525,490	3,726,151

Total liabilities	132,672,188	137,109,703

Minority interest	7,452,881	4,772,741

Commitments and contingencies

Stockholders’ equity:
Common Stock (par value $0.02 per share; authorized 39,000,000 shares, issued and outstanding 25,889,317 as of June 30, 2003, not including 582,980 shares held in escrow, and 25,341,428 as of December 31, 2002)	517,786	506,828
Additional paid-in Capital	22,935,906	20,992,827
Retained earnings	10,237,821	5,672,639

Total stockholders’ equity	33,691,513	27,172,294

Total liabilities and stockholders’ equity	$173,816,582	$169,054,738

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Income from tax credits	$11,470,752	$4,871,278	$21,859,334	$10,258,105
Credit card processing revenue	1,140,282	190,685	1,988,086	392,932
Interest and dividend income	1,024,551	219,739	2,083,720	460,449
Other income	1,049,963	16,538	1,673,852	211,755
Consulting fee income	34,600	52,617	34,600	99,317

Total revenue	14,720,148	5,350,857	27,639,592	11,422,558

Expenses:
Interest	3,486,235	2,914,776	7,204,087	5,568,363
Payroll and consulting fees	1,082,231	789,320	2,746,295	2,545,732
Credit card processing direct costs	901,679	177,387	1,522,648	202,649
Credit card processing administrative costs	525,788	377,577	1,024,761	908,889
Professional fees	1,140,889	434,470	2,056,656	1,174,438
Insurance	638,124	307,877	1,211,417	864,755
Other	1,457,777	630,975	2,164,289	699,894

Total expenses	9,232,723	5,632,382	17,930,153	11,964,720

Income (loss) before other than temporary decline in value of investments, gain on sale of property, equity in net losses of affiliates, minority interest, provision for income taxes and extraordinary gain on conversion of minority interest into Newtek stock and extraordinary gain on acquisition of a business	5,487,425	(281,525)	9,709,439	(542,162)

Other than temporary decline in value of investments (net of $7,176 recovery in 2002)	(20,287)	(369,692)	(1,733,701)	(987,605)
Gain on sale of property	—	—	—	16,841
Equity in net losses of affiliates	(62,930)	(71,631)	(117,904)	(672,875)

Income (loss) before provision for income taxes, extraordinary gain and minority interest	5,404,208	(722,848)	7,857,834	(2,185,801)

Minority interest in income (loss)	(968,379)	(156,888)	(680,042)	1,048,638

Income (loss) before provision for income taxes and extraordinary gain	4,435,829	(879,736)	7,177,792	(1,137,163)

(Provision for) benefit from income taxes	(1,729,874)	334,300	(2,799,339)	432,122

Income (loss) before extraordinary gain on conversion of minority interest into Newtek stock and extraordinary gain on acquisition of a business	2,705,955	(545,436)	4,378,453	(705,041)

Extraordinary gain on acquisition of minority interest, net of taxes of $162,778 for 2002	—	—	—	265,584

Extraordinary gain on acquisition of a business	—	—	186,729	—

Net income (loss)	$2,705,955	$(545,436)	$4,565,182	$(439,457)

Weighted average common shares outstanding:
Basic	25,670,866	24,428,414	25,541,088	23,634,712
Diluted	26,047,237	24,428,414	25,857,904	23,634,712
Income per share:
Basic	$0.11	$(0.02)	$0.18	$(0.02)
Diluted	$0.10	$(0.02)	$0.18	$(0.02)
Income (loss) per share before extraordinary items:
Basic	$0.11	$(0.02)	$0.17	$(0.03)
Diluted	$0.10	$(0.02)	$0.17	$(0.03)

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net income (loss)	$4,565,182	$(439,457)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Other than temporary decline in value of investments	1,733,701	987,605
Gain on sale of asset held for sale	—	(16,841)
Equity in net losses of affiliates	117,904	672,875
Extraordinary gain on acquisition of minority interests	—	(265,584)
Extraordinary gain on acquisition of a business	(186,729)	—
Income from tax credits	(21,859,334)	(10,258,105)
Deferred income taxes	2,799,339	(432,122)
Depreciation and amortization	67,236	57,669
Provision for loan losses	338,800	—
Accretion of interest income	(87,808)	(87,807)
Accretion of interest expense	5,912,863	5,179,474
Compensation expense for vested stock options	105,000	380,000
Issuance of stock for services performed	29,925	80,789
Minority interest	680,042	(1,048,638)
Changes in assets and liabilities:
Prepaid insurance	1,012,631	(307,282)
Prepaid expenses, accounts receivable and other assets	(924,807)	(135,647)
Accounts payable and accrued expenses	614,239	562,405

Net cash used in operating activities	(5,081,816)	(5,070,666)

Cash flows from investing activities:
Proceeds from sale of asset held for sale	—	348,770
Other investment	(30,000)	—
Investments in qualified businesses (held to maturity)	(710,000)	(1,028,511)
Investments in qualified businesses (consolidated entities)	(3,800,000)	(6,835,667)
Return of principal—held to maturity—investments	129,148	3,996,404
Return of principal—consolidated entities	1,977,247	6,824,133
Consolidation of majority owned partner companies	1,550,126	3,984,764
Payments received—loan receivable	3,244,970	—
Purchase of furniture, fixtures and equipment	(128,222)	(150,627)

Net cash provided by investing activities	2,233,269	7,139,266

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

	June 30, 2003	June 30, 2002
Cash flows from financing activities:
Proceeds from issuance of debt	$—	$22,719,496
Payments of note payable insurance	(578,404)	(1,433,333)
Payments on mortgage payable	—	(306,929)
Repayment of subordinated notes	(25,000)	—
Net proceeds from issuance of common stock	1,456,725	1,299,999
Distributions to CAPCO members	—	(7,867)
Cash received from Exponential acquisition	—	106,642
Proceeds from sale of preferred stock of subsidiary	2,000,000	—
Payments on bank notes payable	(2,698,720)	—
Payments on line of credit	(450,000)	(575,000)

Net cash (used in) provided by financing activities	(295,399)	10,162,026

Net (decrease) increase in cash and cash equivalents	(3,143,946)	12,230,626

Cash and cash equivalents—beginning of period	41,171,358	31,171,966

Cash and cash equivalents—end of period	$38,027,412	$43,402,592

Supplemental disclosure of non-cash financing activities:
Reduction of credits in lieu of cash and interest payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$10,094,827	$5,656,909

Consolidation of investments previously accounted for under the equity method	—	$537,083

Acquisition of Exponential (net liabilities assumed)	—	$10,978

Issuance of common stock in connection with acquisition of Exponential	—	$920,000

Acquisition of minority interests resulting in goodwill
Newtek Business Services common stock issued	$362,388	$1,325,385
Less, minority interests acquired	—	425,212

Goodwill recognized	$362,388	$873,173

Acquisition of minority interests resulting in extraordinary gain
Minority interests acquired	$—	$1,369,156
Less, Newtek Business Services common stock issued	—	940,794

Extraordinary gain recognized	$—	$428,362

See accompanying notes to these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation and description of business

The unaudited condensed consolidated financial statements of Newtek Business Services, Inc. and Subsidiaries (“Newtek”) included herein have been prepared by Newtek pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The unaudited condensed consolidated financial statements of Newtek reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of Newtek at June 30, 2003, the results of its operations for the three and six month periods ended June 30, 2003 and 2002, and its cash flows for the six month periods ended June 30, 2003 and June 30, 2002. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2003.

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

In general, the Capcos issue debt and equity instruments, generally warrants (“Certified Capital”), to insurance company investors (“Certified Investors”). The Capcos then make targeted investments (“Investments in Qualified Businesses”, as defined under the respective state statutes, or, “Qualified Businesses”), with the Certified Capital raised. Such investments may be accounted for as either consolidated subsidiaries, or under the equity method or cost method of accounting, depending upon the nature of the investment and Newtek’s and/or the Capco’s ability to control or otherwise exercise significant influence over the investee. Each Capco has a contractual arrangement with the particular state that legally entitles the Capco to receive (or earn) tax credits from the state upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the Capcos to maintain their state-issued certifications, the Capcos must make Investments in Qualified Businesses in accordance with these requirements. Each Capco also has separate contractual arrangements with the Certified Investors obligating the Capco to pay interest on the aforementioned debt instruments whether or not it meets the statutory requirements for Investments in Qualified Businesses. The Capco can satisfy this interest payment obligation, at the Capco’s discretion, by delivering tax credits in lieu of paying cash. The Capcos have the right to deliver the tax credits to the Certified Investors. The Certified Investors have the right to receive and use the tax credits and would, in turn, use these tax credits to reduce their respective state tax liabilities in an amount usually equal to 100% (Louisiana Capco and the Louisiana second fund—110%) of their certified investment. The tax credits can be utilized over a ten-year period at a rate of 10% (Louisiana Capco and Louisiana second fund—11%) per year and in some instances are transferable and all can be carried forward.

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES (Continued):

On December 31, 2002, Newtek acquired a majority stake in a nonbank SBA lender. As a nonbank SBA lender, the Company (originally named Commercial Capital Corp., now named Newtek Small Business Finance) originates, sells (in whole or in part) and services loans to qualifying small businesses, which are partially guaranteed by the SBA. The Company sells the SBA guaranteed portion of such loans to third-party investors, retains the unguaranteed portion and continues to service the loans. The Company has the ability to originate loans throughout the United States. Presently, the loans originated by the Company are primarily to customers in the Northeast United States. The Company’s competition for originating SBA loans comes primarily from banking organizations and the other nonbank entities holding an SBA license.

Stock—Based Compensation

Newtek has elected to continue using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for employee stock options. No stock-based employee compensation cost is reflected in net income, as all options granted under Newtek’s plan had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table summarizes the pro forma consolidated results of operations of Newtek as though the fair value based accounting method in SFAS 148 “Accounting for Stock-based Compensation-Transition and Disclosure- an amendment of SFAS 123” had been used in accounting for stock options.

	Stock Compensation for the three months ended June 30,		Stock Compensation for the six months ended June 30,
	2003	2002	2003	2002
As reported
Net income (loss)	$2,705,955	$(545,436)	$4,565,182	$(439,457)
Deduct: Total stock based employee Compensation expense determined under fair value based method for all awards, net of related tax effects	(215,366)	(248,394)	(428,364)	(447,201)

Pro forma net income (loss)	$2,490,589	$(793,830)	$4,136,818	$(886,658)

Earnings per share:

Basic—as reported	$0.11	$(0.02)	$0.18	$(0.02)

Basic—pro forma	$0.10	$(0.03)	$0.16	$(0.04)

Diluted—as reported	$0.10	$(0.02)	$0.18	$(0.02)

Diluted—pro forma	$0.10	$(0.03)	$0.16	$(0.04)

For 2003 and 2002, the weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 85- 88%, risk-free interest rate of 2.00% to 6.15%, respectively, expected dividends of $0 and expected terms of 1-6 years.

NOTE 2—STOCKHOLDER’S EQUITY:

In the second quarter of 2003, Newtek sold 80,000 shares of common stock in private transactions, with gross and net cash proceeds totaling approximately $320,000. During the same period, Newtek generated gross and net cash proceeds totaling approximately $370,000 from the exercise of stock options. In addition, 3,000 shares of common stock were issued in consideration of consulting services rendered, valued at approximately $14,000.

NOTE 3—INVESTMENTS IN QUALIFIED BUSINESSES:

The various interests that Newtek acquires in its investments are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on Newtek’s voting interest in an investee.

Consolidation Method. Investments in which Newtek directly or indirectly owns more than 50% of the outstanding voting securities or those Newtek has effective control over are generally accounted for under the consolidation method of accounting and are referred to here as “Partner Companies”. Under this method, an investment’s financial position and results of operations are reflected within Newtek’s Balance Sheet and Consolidated Statements of Operations. All significant inter-company accounts and transactions have been eliminated. The results of operations and cash flows of a consolidated partner company are included through the latest interim period in which Newtek owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the partner company. Upon dilution of control below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

Equity Method. Investees that are not consolidated, but over which Newtek exercises significant influence, are accounted for under the equity method of accounting. Whether or not Newtek exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on Newtek’s Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of Newtek , including voting rights associated with Newtek’s holdings in common, preferred and other convertible instruments in the investee. Under the equity method of accounting, an investee’s accounts are not reflected within Newtek’s Consolidated Balance Sheet and Consolidated Statements of Operations; however, Newtek’s share of the earnings or losses of the investee is reflected in the caption “Equity in net losses of affiliates” in the Consolidated Statements of Operations.

Cost Method. Investees not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, Newtek’s share of the earnings or losses of such companies is not included in the Consolidated Balance Sheet and Consolidated Statements of Operations. However, cost method impairment charges are recognized, as necessary, in the Consolidated Statement of Operations. If circumstances suggest that the value of the investee has subsequently recovered, such recovery is not recorded until realized. In some of the entities which we account for under the cost or equity method, Newtek may own warrants that if exercised, would cause Newtek to use either the equity or consolidation method. As of December 31, 2002, Newtek does not expect these warrants to be exercised in the near future.

During the six months ended June 30, 2003, Newtek determined that there was an approximately $943,000 of an other than temporary decline in the value of its investments for Merchant Data Systems, Inc., $500,000 for 1-800 Gift Certificate, $271,000 for Direct Creations, LLC and $20,000 for Transworld Business Brokers, LLC. These items aggregated approximately $1,734,000 which is shown on the statement of operations as other than temporary decline in value of investments. In addition, Newtek IT, a majority owned partner company was dissolved in June 2003. Newtek IT’s deficit of approximately $60,000 remains on the accompanying consolidated financial statements.

During the six months ended June 30, 2002, Newtek determined that there was approximately $734,000 of an other than temporary decline in the value of its investments for Starphire Technologies, LLC, approximately $77,000 other than temporary decline in the value of its investments for Embosser’s Sales and Service, and an approximate $44,000 of an other than temporary decline in the value of its investments for Gino’s Seafood. In addition, Newtek determined an impairment existed for a non-Capco investment (included in prepaid expenses and other assets on the balance sheet), and recorded a charge of approximately $162,000. In 2002, Newtek also recovered approximately $29,000 of cash on two of its investments written down in 2000. These items aggregate approximately $988,000 which is shown on the statement of operations as other than temporary decline in value of investments.

The following table is a summary of such investments as of June 30, 2003, shown separately between their debt and equity components, and all terms of each are summarized. There are no expiration dates on any of the financial instruments, unless disclosed.

In accordance with the provisions of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investment in Debt and Equity Securities”, Newtek classifies its debt investments as held-to-maturity and such investments are initially recorded at amortized cost. On a monthly basis, Newtek’s Investment Committee meets to evaluate their investments. Newtek considers several factors in determining whether an impairment exists on the investment, such as the investee’s net book value, cash flow, revenue growth and net income. In addition, the Investment Committee considers other factors, such as the economy and the investee company’s industry, to determine if an other than temporary decline in value exists in Newtek’s investment.

DEBT INVESTMENTS

Investee	Direct Creations, LLC	Merchant Data Systems, Inc.	4G’s Truck Renting	Transworld Business Brokers, LLC	Autotask Group	Louisiana BIDCO Loans	Gulf Coast Bidco	Total
Investment Date (s)	Various	Aug-00	Various	Jun-01	Oct –02	Various	Dec-02
Maturity Date	Jun-04	May-04	Aug-03	Jun-04	Sep-03	Various	Various
Interest Rate	LIBOR	0.00%	7.40%	5.00%	7.75%	Prime +1%	Various
Principal outstanding at December 31, 2002	$373,233	$942,591	$100,000	$140,000	$200,000	$1,234,029	$972,500	$3,962,353
Return of principal—2003	(25,401)			(25,000)		(78,747)		(129,148)
Other than temporary decline in value of its investments		(942,591)						(942,591)
Principal outstanding at June 30, 2003	$347,832	0	$100,000	$115,000	$200,000	$1,155,282	$972,500	$2,890,614

EQUITY INVESTMENTS

Investee	Direct Creations, LLC	1-800 Gift Certificates, LLC	Distribution Video and Audio	BuySeasons, Inc.	Newtek Financial Info Services of LA, LLC	Transworld Business Brokers, LLC	Total
Investment Date(s)	Various	Jul-99	Jun-00	Jun-01	Dec-02	Jun-01
Type of Investment	Preferred Membership /Warrants	Common Stock/ Warrants	Common Stock	Common Stock	Preferred Member	Preferred Membership
Ownership Interest as of June 30, 2003	<5%	<5%	<5%	<5%	49%	33.33%
Total equity investments at December 31, 2002	$270,823	$500,000	$200,000	$100,000	0	$20,287	$1,091,110
Reclassification of consolidated investment					272,627		272,627
Investments in 2003					710,000		710,000
Equity in losses 2003					(117,904)		(117,904)
Other than temporary decline in value of its investments	(270,823)	(500,000)				(20,287)	(791,110)
Total equity investments at June 30, 2003	$0	$0	$200,000	$100,000	$864,723	$0	$1,164,723

Newtek has not guaranteed any obligation of these investees, and Newtek is not otherwise committed to provide further financial support for the investees. However, from time-to-time, Newtek may decide to provide such additional financial support which, as of June 30, 2003, was not significant. Should Newtek determine that an impairment exists upon its periodic review, and it is deemed to be other than temporary, Newtek will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the Statement of Operations.

CONSOLIDATED DEBT INVESTMENTS

Investee	Newtek Merchant Solutions of NY, LLC	Newtek Merchant Solutions of WI, LLC	PPM Link, LLC	Newtek Business Exchange of NY, LLC	Newtek Financial Info Services of FL, LLC	DC Media Capital, LLC	Newtek Strategies— CO, LLC	Total
Investment Date(s)	Mar-01	Various	Mar-01	Mar-02	Nov-99	Oct-02	Jun-03
Maturity Date	Nov-05	Jun-06	Sep-02	Mar-05	Nov-01	Oct-03	Jun-04
Interest Rate	6.00%	5.00%, 8.00%	5.75%	2.50%	5.25%	12.00%	3%
Total consolidated debt investments as of December 31, 2002	$685,000	$1,505,000	$1,000,000	$325,000	$150,000	$163,277	$0	$3,828,277
Total consolidated debt investments made in 2003		1,000,000					300,000	$1,300,000
Return of principal—2003		(243,334)	(1,000,000)			(3,264)		$(1,246,598)
Total consolidated debt investments as of June 30, 2003	$685,000	$2,261,666	$0	$325,000	$150,000	$160,013	$300,000	$3,881,679
CONSOLIDATED EQUITY INVESTMENTS
Investee	Newtek Merchant Solutions of NY, LLC	Newtek Merchant Solutions of LA,\ LLC	Newtek Merchant Solutions of CO, LLC	PPM Link, LLC	Newtek Strategies, LLC	Newtek Business Exchange of NY, LLC	Newtek Small Business Finance	Newtek Financial Information Systems of LA, LLC
Investment Date(s)	Mar-01	Sept-01	Jun-03	Mar-01	Aug-01	Mar-02	Sep-02
Type of investment	Preferred Member	Preferred Member	Preferred Member	Preferred Member	Preferred Member	Preferred Member	Preferred Stock
Ownership interest	100.00%	95.00%	95.00%	90.00%	70.00%	94.14%	80.00%
Total consolidated equity Investments—2002	$125,000	$1,350,000	$3,308,665	$1,103,333	$999,950	$3,102,196	$2,000,000	$272,627
Total consolidated equity investments made in 2003
Reclassification of consolidated equity investments made in 2003								(272,627)
Preferred return— dividends		(33,750)	(44,004)	(1,975)		(47,624)
Preferred return— redemption
Total consolidated equity investments—2003	$125,000	$1,316,250	$3,264,661	$1,101,358	$999,950	$3,054,572	$2,000,000	$0

CONSOLIDATED EQUITY INVESTMENTS

Investee	Newtek Financial Info Services of FL, LLC	Newtek Client Services, LLC	Global Business Advisors, LLC	Wilshire Louisiana Capital Management Fund	Newtek Strategies —CO, LLC	Total
Investment Date(s)	Feb-02	Jun-02	Mar-03	Dec-02	June-03
Type of investment	Common Stock	Preferred Member	Preferred Members	Preferred Membership	Preferred Members
Ownership interest	87.48%	95.00%	90%	100.00%	75.00%
Total consolidated equity Investments—2002	$100,383	$2,441,456		$972,500		$15,776,110
Total consolidated equity investments made in 2003			2,200,000		300,000	$2,500,000
Reclassification of consolidated equity investments made in 2003						(272,627)
Preferred return—dividends	(14,062)	(21,348)	(15,000)		(750)	$(178,513)
Preferred return—redemption		(552,136)				$(552,136)
Total consolidated equity investments—2003	$86,321	$1,867,972	$2,185,000	$972,500	$299,250	$17,272,834

The following analysis demonstrates the relationship of total consolidating investments made in the period as compared to the cash balance shown on the Statement of Cash Flows (consolidation of majority owned entities).

Summary of Consolidating Investment Activity

Consolidating Investments Made in 2003 (Equity and Debt)	$3,800,000
Subtract: Repayments From Consolidated Entities (Debt and Equity)	(1,977,247)
Reclassification of consolidated equity investments made in 2003	(272,627)

Consolidation of majority owned entities	$1,550,126

NOTE 4—EARNINGS PER SHARE:

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

The calculations of Net Income (Loss) Per Share were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Numerator for basic and diluted EPS—income (loss) available to common stock holders	$2,705,955	$(545,436)	$4,565,182	$(439,457)
Numerator for basic and diluted EPS—extraordinary item			186,729	265,584
Numerator for basic and diluted EPS—income (loss) before extraordinary item	2,705,955	(545,436)	4,378,453	(705,041)

Denominator:
Denominator for basic EPS—weighted average shares	25,670,866	24,428,414	25,541,088	23,634,712
Effect of dilutive securities (stock options)	376,371	—	316,816	—
Denominator for diluted EPS—weighted average shares	26,047,237	24,428,414	25,857,904	23,634,712

Net EPS: Basic	$0.11	$(0.02)	$0.18	$(0.02)

Net EPS: Diluted	$0.10	$(0.02)	$0.18	$(0.02)

Net EPS: Basic before Extraordinary gain	$0.11	$(0.02)	$0.17	$(0.03)

Net EPS: Diluted before Extraordinary gain	$0.10	$(0.02)	$0.17	$(0.03)

NOTE 5—SUMMARY RESULTS OF QUALIFIED INVESTMENTS:

The following table is an unaudited summary of the investments which Newtek accounts for under either the equity method or by consolidation. These financial statements also reflect the degree to which Newtek’s Partner Companies interact with each other to provide and market needed goods or, particularly, services to each other. The income from services provided to other Partner Companies is shown as “Intercompany Eliminated Revenue” and the cost of services acquired from other Partner Companies is shown as “Intercompany Eliminated Expenses.”

Balance Sheet data is as of June 30, 2003 and December 31, 2002

CONSOLIDATED ENTITIES

	Newtek Strategies (Harvest)		Newtek Merchant Solutions—CO (UPS-CO)		Newtek Merchant Solutions—NY (UPS-NY)		Newtek Merchant Solutions—LA (UPS-LA)		Newtek Merchant Solutions—WI (UPS-WI)
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Cash	96,649	256,233	3,055,099	3,248,403	28,869	18,611	568,684	705,617	587,561	445,686
Other Assets	190,743	207,801	58,765	2,662	387,267	417,956	24,673	26,485	385,783	254,444
Total Assets	$287,392	$464,034	$3,113,864	$3,251,065	$416,136	$436,567	$593,357	$732,102	$973,344	$700,130
Current Liabilities	33,639	33,006	45,176	14,433	174,998	108,554	8,499	29,729	191,709	118,670
Total Liabilities	$33,639	$33,006	$45,176	$14,433	$650,557	$584,112	$8,499	$29,729	$2,418,375	$1,588,670
Total Equity (Deficit)	$253,753	$431,028	$3,068,688	$3,236,632	$(234,421)	$(147,545)	$584,858	$702,373	$(1,445,031)	$(888,540)

CONSOLIDATED ENTITIES

	PPM Link		Exponential Business Development Co., Inc.		Newtek Small Business Finance (NSBF)		Newtek Financial Information Systems—FL (GMT)
	2003	2002	2003	2002	2003	2002	2003	2002
Cash	74,088	1,254,506	43,064	41,973	5,812,862	4,367,870	44,803	70,034
Other Assets	61,951	61,686	45,035	25,551	57,089,789	59,296,476	141,081	131,985
Total Assets	$136,039	$1,316,192	$88,099	$67,524	$62,902,651	$63,664,346	$185,884	$202,019
Current Liabilities	78,204	1,069,144	59,169	59,996	53,981,643	2,704,417	48,215	44,809
Total Liabilities	$78,204	$1,919,144	$59,169	$59,996	$57,481,643	$58,028,909	$198,217	$194,809
Total Equity (Deficit)	$57,835	$(602,952)	$28,930	$7,528	$5,421,008	$5,635,437	$(12,333)	$7,210

CONSOLIDATED ENTITIES

	Newtek Business Exchange of NY (Transworld—NY)		Newtek Client Services (Global)		DC Media Capital
	2003	2002	2003	2002	2003	2002
Cash	2,910,203	3,186,239	1,777,716	2,377,662	246,365	344,293
Other Assets	58,568	55,005	2,458	1,415	256,307	385,063
Total Assets	$2,968,771	$3,241,244	$1,780,174	$2,379,077	$502,672	$729,356
Current Liabilities	18,148	21,089	7,078	0	134,772	92,226
Total Liabilities	$343,147	$346,089	$10,163	0	$657,249	$736,003
Total Equity (Deficit)	$2,625,624	$2,895,155	$1,770,011	$2,379,077	$(154,577)	$(6,647)

CONSOLIDATED ENTITIES

	Newtek Tax Services			Global Business Advisors			Newtek Strategies—CO			Totals
	2003	2002		2003	2002		2003	2002		2003	2002
Cash	0	(a	)	2,144,450	(a	)	576,051	(a	)	17,966,464	16,317,127
Other Assets	37,115	(a	)	1,676	(a	)	0	(a	)	58,741,211	60,866,529
Total Assets	$37,115	(a	)	$2,146,126	(a	)	$576,051	(a	)	$76,707,675	$77,183,656
Current Liabilities	54,456	(a	)	13,563	(a	)	35,557	(a	)	54,884,826	4,296,073
Total Liabilities	$54,456	(a	)	$13,563	(a	)	$35,557	(a	)	$62,087,614	$63,534,900
Total Equity (Deficit)	$(17,341)	(a	)	$2,132,563	(a	)	$540,494	(a	)	$14,620,061	$13,648,756

Income Statement data is for the six month periods ended June 30, 2003 and June 30, 2002

CONSOLIDATED ENTITIES

	Newtek Strategies		Newtek Merchant Solutions—CO			Newtek Merchant Solutions—NY		Newtek Merchant Solutions—LA		Newtek Merchant Solutions—WI
	2003	2002	2003	2002		2003	2002	2003	2002	2003	2002
Revenue	$322,669	$323,864	$52,780	(a	)	$203,197	$163,108	$41,244	$22,082	$1,853,858	$210,986
SG&A	494,251	423,219	175,877	(a	)	254,073	292,343	121,605	279,920	2,331,764	593,988
Depreciation and Amortization	5,692	1,352	843	(a	)	22,116	21,650	1,770	1,135	24,355	3,875
Interest expense		23,750	0	(a	)	13,882	12,008	0	51,550	54,229	45,063
Income/Loss	$(177,274)	$(124,457)	$(123,940)	(a	)	$(86,874)	$(162,893)	$(82,131)	$(310,523)	$(556,490)	$(431,940)
INTERCOMPANY ITEMS INCLUDED IN ABOVE

Revenue	276,408	201,948	34,124	0		69,521	2,500	14,796	0	44,552	0
SG&A	25,055	28,126	46,798	0		62,496	54,093	41,140	38,946	200,107	42,137
Interest Expense	0	23,750	0	0		13,882	12,008	0	51,550	54,229	45,063

CONSOLIDATED ENTITIES

	PPM Link		Exponential Business Development Co., Inc.		Newtek Small Business Finance			Newtek Financial Information Systems—FL
	2003	2002	2003	2002	2003	2002		2003	2002
Revenue	$65,590	$128,837	$118,855	$111,580	$3,005,495	(a	)	$373,388	$245,532
SG&A	254,786	265,713	97,295	180,634	3,400,774	(a	)	366,199	272,068
Depreciation and Amortization	1,072	159	0	400	5,879	(a	)	12,665	9,278
Interest expense	0	53,187	0	0	0	(a	)	3,972	15,951
Income/Loss	$(190,268)	$(190,222)	$21,560	$(69,454)	$(401,158)	(a	)	$(9,448)	$(51,765)
INTERCOMPANY ITEMS INCLUDED IN ABOVE

Revenue	0	0	0	0	0	(a	)	244,035	136,810
SG&A	38,459	15,195	18,039	0	113,473	(a	)	23,112	14,251
Interest Expense	0	53,187	0	0	0	(a	)	3,972	15,951

CONSOLIDATED ENTITIES

	Newtek Business Exchange of NY		Newtek Client Services			DC Media Capital		Newtek Tax Services
	2003	2002	2003	2002		2003	2002	2003	2002
Revenue	$20,569	$0	$0	(a	)	$28,494	$56,692	$39,695	(a	)
SG&A	231,183	91,771	35,129	(a	)	83,983	65,907	57,037	(a	)
Depreciation and Amortization	6,979	2,081	451	(a	)	0	0	0	(a	)
Interest expense	4,312	2,367	0	(a	)	42,165	11,952	0	(a	)
Income/Loss	$(221,905)	$(96,219)	$(35,580)	(a	)	$(97,654)	$(21,167)	$(17,342)	(a	)
INTERCOMPANY ITEMS INCLUDED IN ABOVE

Revenue	0	0	0	(a	)	0	0	25,929	(a	)
SG&A	46,068	0	27,975	(a	)	15,729	0	4,000	(a	)
Interest Expense	4,312	2,367	0	(a	)	10,483	11,952	0	(a	)

NOTE 5—SUMMARY RESULTS OF QUALIFIED INVESTMENTS: (CONTINUED)

CONSOLIDATED ENTITIES

	Global Business Advisors of WI				Newtek Strategies—CO				Totals
	2003	2002			2003	2002			2003	2002
Revenue	$34,600	$	(a	)	$0	$	(a	)	$6,160,434	$1,262,681
SG&A	86,979		(a	)	58,856		(a	)	8,049,791	2,465,563
Depreciation and Amortization	58		(a	)	0		(a	)	81,880	39,930
Interest expense	0		(a	)	0		(a	)	118,560	215,828
Income/Loss	$(52,437)	$	(a	)	$(58,856)	$	(a	)	$(2,089,797)	$(1,458,640)
INTERCOMPANY ITEMS INCLUDED IN ABOVE

Revenue	0		(a	)	0		(a	)	$709,365	$341,258
SG&A	12,018		(a	)	3,250		(a	)	$677,719	$192,748
Interest Expense	0		(a	)	0		(a	)	$86,878	$215,828

ENTITIES UNDER THE EQUITY METHOD (1)

	Starphire		Nichedirectories		Transworld Business Brokers—FL		Newtek Financial Information Systems— LA		Totals
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Cash	$4,503	14,653	$150,194	212,409	$190,939	153,087	$855,449	284,000	$1,201,085	664,149
Other Assets	373,037	402,874	169,678	288,093	329,408	328,261	16,448	500	888,571	1,019,728
Total Assets	$377,540	$417,527	$319,872	$500,502	$520,347	$481,348	$871,897	$284,500	$2,089,656	$1,683,877
Current Liabilities	39,154	34,330	464,376	438,915	27,355	53,990	7,934	11,373	538,819	538,608
Total Liabilities	$39,154	$34,330	$502,037	$484,850	$142,354	$168,990	$7,934	$11,373	$691,479	$699,543
Total Equity (Deficit)	$338,386	$383,197	$(182,165)	$15,652	$377,993	$312,358	$863,963	$273,127	$1,398,177	$984,334

ENTITIES UNDER THE EQUITY METHOD (1)

	Starphire		Nichedirectories		Transworld Business Brokers—FL		Newtek Financial Information Systems —LA			Total
	2003	2002	2003	2002	2003	2002	2003	2002		2003	2002
Revenue	$31,507	$59,247	$426,124	$372,737	$1,174,460	$935,073	$750	(a	)	$1,632,841	$1,195,062
SG&A	68,945	306,615	606,113	533,581	1,085,340	981,006	118,970	(a	)	1,879,368	1,577,996
Depreciation and Amortization	7,106	14,125	15,351	8,917	1,500	1,222	576	(a	)	24,533	23,042
Interest expense	(53)	13,364	2,356	0	(483)	6,000	(892)	(a	)	928	13,641
Income/Loss	$(44,491)	$(274,857)	$(197,696)	$(169,761)	$88,103	$(53,155)	$(117,904)	(a	)	$(271,988)	$(419,617)
INTERCOMPANY ITEMS INCLUDED IN ABOVE

Revenue	207	(1,915)	0	0	0	0	0	(a	)	207	(1,915)
SG&A	2,250	27,580	30,689	44,697	12,750	11,265	0	(a	)	45,689	83,542
Interest xpense	0	13,364	0	0	0	6,000	0	(a	)	0	19,364

(a)	No activity under Newtek’s ownership during this time period
(1)	Newtek also owns 20% of Copia Technology, which had no operating activity and no assets.

NOTE 6—MINORITY INTEREST (CREDIT SUISSE FIRST BOSTON MANAGEMENT CORPORATION):

In January 2003 SBA, Inc. a partner company and a majority owned subsidiary of Newtek, issued preferred stock to Credit Suisse First Boston Management Corporation for cash proceeds of $2,000,000. Newtek has accounted for this issuance of preferred stock of a subsidiary as an increase to its minority interest liability in the accompanying condensed consolidated balance sheet at June 30, 2003.

NOTE 7—NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB Interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and amends certain other existing pronouncements. The adoption of SFAS 149 did not have a material impact on Newtek’s financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which requires certain financial instruments that were previously presented on the consolidated balance sheets as equity or temporary equity to be presented as liabilities. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. Statement No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003 and for the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on Newtek’s financial position or results of operations.

NOTE 8—GOODWILL ARISING FROM ACQUISITION OF MINORITY INTEREST:

In June 2003, Newtek issued 106,000 shares of its common stock in exchange for the minority interests in Newtek Small Business Finance. This has been accounted for as a purchase transaction. The fair value of Newtek’s common stock was determined based upon the quoted market price of Newtek’s common stock, less a 37.5% discount factor due to certain restrictions on the sale of the stock. Such value exceeded the book value of the minority interest by approximately $362,000, and Newtek has recorded such amount as goodwill.

NOTE 9—SUBSEQUENT EVENT:

In August 2003, Newtek, through one of its partner companies, acquired the majority of the outstanding stock of Automated Merchant Services, a provider of electronic merchant payment services to businesses and government agencies, for $1.5 million in cash and $1.2 million in notes, plus certain acquisition expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 compared to Three Months Ended June 30, 2002

Revenues increased by approximately $9,369,000 to $14,720,000 for the three months ended June 30, 2003, from $5,351,000 for the three months ended June 30, 2002. Income from tax credits increased by approximately $6,600,000 to $11,471,000 for the three months ended June 30, 2003, from $4,871,000 for the three months ended June 30, 2002, due to Newtek meeting different investment thresholds mandated by the various state Capco statutes in the same three month period of 2003 versus 2002. Credit card processing revenue increased by approximately $949,000 to $1,140,000 for the three months ended June 30, 2003 from $191,000 for the three months ended June 30, 2002, due to Newtek’s increase in credit card processing customers, as well as an additional partner company in the business. Interest and dividend income increased by approximately $805,000 to $1,025,000 for the three months ended June 30, 2003, from $220,000 for the three months ended June 30, 2002. This increase was primarily due to the activities of Newtek Small Business Finance (“NSBF”), which was not part of Newtek until its acquisition on December 31, 2002. Other income increased by approximately $1,033,000 to $1,050,000 for the three months ended June 30, 2003, from $17,000 for the three months ended June 30, 2002. This increase is primarily due to the operating activities of consolidated partner companies other than credit card processing and NSBF as described above.

Interest expense increased by approximately $571,000 to $3,486,000 for the three months ended June 30, 2003 from $2,915,000 for the three months ended June 30, 2002. The increase was due primarily to the increased number of Capcos (Wilshire Colorado Partners and Wilshire Louisiana Partners III) in 2003, as well as the interest expense attributable to NSBF’s operations. Payroll and consulting fees increased by $293,000 to $1,082,000 for the three months ended June 30, 2003 compared to $789,000 for the three months ended June 30, 2002. The slight increase was due in part to NSBF, which was not part of Newtek until its acquisition on December 31, 2002. Credit card processing direct costs increased by $725,000 to $902,000 for the three months ended June 30, 2003 from $177,000 for the three months ended June 30, 2002. Credit card administrative costs increased by approximately $148,000 to $526,000 for the three months ended June 30, 2003 from $378,000 for the three months ended June 30, 2002. These increases are due to the significant increase in the number of credit card processing customers.

Professional fees increased by approximately $707,000 to $1,141,000 for the three months ended June 30, 2003 from $434,000 for the three months ended June 30, 2002. The increase was due primarily to additional legal fees incurred, which is attributable to the increased size and number of Capcos in 2003 versus 2002, as well as due to the increase in numbers of Partner Companies. Insurance expense increased by approximately $330,000 to $638,000 for the three months ended June 30, 2003 compared to $308,000 for the three months ended June 30, 2002. The increase is due primarily to the increased number of Capcos in the current period compared to the prior period. Other expenses increased by $827,000 to $1,458,000 for the three months ended June 30, 2003 from $631,000 for the three months ended June 30, 2002. The increase was due primarily to expenses incurred by consolidated partner companies other than credit card processing and NSBF as described above.

Other than temporary decline in value of investments decreased by approximately $350,000 from $370,000 for the three months ended June 30, 2002 to $20,000 for the three months ended June 30, 2003, due to Newtek’s determination that a more significant amount of its investment values were impaired in the second quarter of 2002 versus the second quarter of 2003. Newtek determined that there was approximately $20,000 of an other than temporary decline in the value of its investment in Transworld Business Brokers, LLC for the three month period ended June 30, 2003.

For the three month period ended June 30, 2002, Newtek determined that there was approximately $198,000 of an other than temporary decline in the value of its investments for Starphire Technologies, LLC, and an approximately $44,000 other than temporary decline in the value of its investments for Gino’s Seafood. In addition, Newtek determined an impairment existed for a non-Capco investment (included in prepaid expenses and other assets on the balance sheet), and recorded a charge of approximately $150,000. In 2002, Newtek also recovered approximately $22,000 of cash on two of its investments written down in 2000. These items aggregate approximately $370,000 which is shown on the statement of income as other than temporary decline in value of investments.

Six Months Ended June 30, 2003 compared to Six Months Ended June 30, 2002

Revenues increased by approximately $16,217,000 to $27,640,000 for the six months ended June 30, 2003, compared to $11,423,000 for the six months ended June 30, 2002. Income from tax credits increased by approximately $11,601,000 to $21,859,000 for the six months ended June 30, 2003, from $10,258,000 for the six months ended June 30, 2002, due to Newtek meeting different investment thresholds mandated by the various state Capco statutes in the same six month period of 2003 versus 2002. Credit card processing revenue increased by approximately $1,595,000 to $1,988,000 for the six months ended June 30, 2003 from $393,000 for the six months ended June 30, 2002, due to Newtek’s increase in credit card processing customers as well as an additional partner company in this business. Interest and dividend income increased by approximately $1,624,000 to $2,084,000 for the six months ended June 30, 2003, from $460,000 for the six months ended June 30, 2002. This increase was primarily due to the activities of Newtek Small Business Finance (“NSBF”), which was not part of Newtek until its acquisition on December 31, 2002. Other income increased by approximately $1,462,000 to $1,674,000 for the six months ended June 30, 2003, from $212,000 for the six months ended June 30, 2002. This increase is primarily due to the operating activities of consolidated partner companies other than credit card processing and NSBF as described above.

Interest expense increased by approximately $1,636,000 to $7,204,000 for the six months ended June 30, 2003 from $5,568,000 for the six months ended June 30, 2002. The increase was due primarily to the increased number of Capcos (Wilshire Colorado Partners and Wilshire Louisiana Partners III) in 2003, as well as the interest expense attributable to NSBF’s operations. Payroll and consulting fees increased by approximately $200,000 to $2,746,000 for the six months ended June 30, 2003 compared to $2,546,000 for the six months ended June 30, 2002. The slight increase was due to NSBF, which was not part of Newtek until its acquisition on December 31, 2002. Credit card processing direct costs increased by $1,320,000 to $1,523,000 for the six months ended June 30, 2003 from $203,000 for the six months ended June 30, 2002. Credit card processing administrative costs increased by approximately $116,000 to $1,025,000 for the six months ended June 30, 2003 from $909,000 for the six months ended June 30, 2002. The increases are due to the significant increase in the number of credit card processing customers.

Professional fees increased by $883,000 to $2,057,000 for the six months ended June 30, 2003 from $1,174,000 for the six months ended June 30, 2002. The increase was due primarily to additional legal fees incurred, which is attributable to the increased size and number of Capcos in 2003 versus 2002, as well as due to the increase in numbers of partner companies. Other expenses increased by $1,464,000 to $2,164,000 for the six months ended June 30, 2003 from $700,000 for the six months ended June 30, 2002. The increase was due primarily to expenses incurred by consolidated partner companies other than credit card processing and NSBF as described above.

Other than temporary decline in value of investments increased by approximately $746,000 from $988,000 for the six months ended June 30, 2002 to $1,734,000 for the six months ended June 30, 2003, due to Newtek’s determination that a higher amount of its investment values were impaired in the second quarter of 2003 versus the second quarter of 2002. During the six month period ended June 30, 2003, Newtek determined that there was an approximately $943,000 of an other than temporary decline in the value of its investments for Merchant Data Systems, Inc., $500,000 for 1-800 Gift Certificate, $271,000 for Direct Creations, LLC and $20,000 for Transworld Business Brokers, LLC. These items aggregated approximately $1,734,000 which is shown on the statement of operations as other than temporary decline in value of investments.

For the six month period ended June 30, 2002, Newtek determined that there was approximately $734,000 of an other than temporary decline in the value of its investments for Starphire Technologies, LLC, approximately $44,000 other than temporary decline in the value of its investment for Gino’s Seafood and an approximate $77,000 other than temporary decline in the value of its investments for Embosser’s Sales and Service. In addition, Newtek determined an impairment existed for a non-Capco investment (included in prepaid expenses and other assets on the balance sheet), and recorded a charge of approximately $162,000. In 2002, Newtek also recovered approximately $29,000 of cash on two of its investments written down in 2000. These items aggregate approximately $988,000 which is shown on the statement of income as other than temporary decline in value of investments.

LIQUIDITY AND CAPITAL RESOURCES

Newtek has funded its operations primarily through the issuance of notes to Certified Investors through the Capco program. To date, Newtek has received approximately $166,700,000 in proceeds from the issuance of long-term debt, Capco warrants and Newtek’s common stock through the Capco programs. Newtek’s principal capital requirements have been to fund the defeasance of the principal amount of notes issued to the Certified Investors, the acquisition of Capco insurance policies, the acquisition of partner companies interests, funding of other investments, and working capital needs resulting from increased operating and business development activities of its Partner Companies.

Net cash used in operating activities for the six months ended June 30, 2003 of approximately $5,082,000 resulted primarily from net income of approximately $4,565,000, increased by the non-cash interest expense of approximately $5,913,000. It was also affected by the approximately $1,734,000 in other than temporary decline in value of investments, approximately $680,000 in minority interest, the approximately $21,859,000 in income from tax credits, and the deferred income tax provision of $2,799,000. In addition, Newtek had an increase in components of working capital of $702,000.

Net cash provided by investing activities for the six months ended June 30, 2003 of approximately $2,233,000 resulted primarily from returns of principal of approximately $2,106,000, offset by approximately $4,510,000 in additional qualified investments made in the period. Newtek also received approximately $3,245,000 in repayments of its loan receivable and Newtek consolidated approximately $1,550,000 of cash of its majority owned partner companies.

Net cash used in financing activities for the six months ended June 30, 2003 was approximately $295,000, primarily attributable to approximately $1,457,000 from the private placement of common stock and exercise of stock options, and $2,000,000 in proceeds from the sale of preferred stock of a consolidated subsidiary, offset by approximately $2,699,000 in payments on loans payable, repayment of notes payable-insurance of $578,000, repayment of subordinated notes payable of $25,000 and repayment of a line of credit borrowing of $450,000.

Newtek believes that its cash and cash equivalents, its anticipated cash flow from operations, its ability to access private and public debt and equity markets, and the availability of funds under its existing credit agreements will provide it with sufficient liquidity to meet its short and long-term capital needs.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10 QSB contains forward-looking statements. Additional written or oral forward-looking statements may be made by Newtek from time to time in filings with the Securities and Exchange Commission or otherwise. The words “believe,” “expect,” “seek,” and “intend” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of Newtek , as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

Newtek does not undertake, and specifically disclaims, any obligation to publicly release the results of revisions which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after such statements.

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

PART II

ITEM 2. Changes in Securities and Use of Proceeds

(c) The following transactions in the securities of the Registrant occurred in the three month period ending June 30, 2003. All securities sold were shares of Newtek’s common stock and all sales were to accredited investors and in reliance on Section 4(2) of the Securities Act of 1933, as amended, and applicable New York State law. All shares were sold at an approximately 30 percent discount to the then current market value due to the fact that the shares are restricted under applicable securities laws and were sold without registration rights. With the six exceptions noted where the shares were in exchange for services provided or to be provided by independent consultants to Newtek, all transactions were for cash.

NAME	DATE	SHARES	PRICE
Dr. Robert S. Cohen	April 15, 2003	30,000	$4.00
Thomas Falus	April 28, 2003	50,000	$4.00
Robert L. Godgart*	May 31, 2003	2,495	$4.10

*	These shares were issued in considerationof the settlement of certain disputes under a terminated consulting contract.

ITEM 4—Submission Of Matters To A Vote Of Security Holders

(a)	On May 28, 2003 Newtek held its annual meeting of shareholders.

(b)	Five of the incumbent directors were reelected for one year terms and one additional director was voted on to the Board of Directors:

David Beck

Jeffrey G. Rubin

Jeffrey M. Schottenstein

Steven A. Shenfeld

Barry Sloane

Brian A. Wasserman

(c)	With respect to the election of directors, at which a total of 21,703,726, or 84.7 percent, were present in person or by proxy, with the vote for each of the nominees the same:

For:	21,692,765 votes, or 84.7 percent
Withheld:	14,450 votes, or 0.0005 percent

In addition, the ratification of the selected auditors of PriceWaterhouseCoopers was voted upon by the shareholders and was approved by the following vote:

For:	21,550,476 votes, or 84 percent
Against:	79,474 votes, or 0.003 percent
Abstain:	20,333 votes, or 0.0007 percent

ITEM 5. Other Information:

On August 11, 2003, Newtek issued a press release concerning the results of its operations for the second quarter of 2003. It reported gross revenue of $14.7 Million and net earnings of $0.10 per share. Pursuant to the requirements of Item 12 of Form 8-K, Newtek has furnished a copy of this press release by attaching a copy as Exhibit 99.2, hereto.

ITEM 6. Exhibits

Exhibit 99.1	The form of the signed Certification required of Newtek’s Chief Executive and Chief Financial Officers by section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Earnings Release:
August 11, 2003 Newtek Business Services Announces Revenue of $14.7 Million for the Second Quarter of 2003; Maintains EPS Guidance of $0.27 For 2003

Exhibit 99.3	Press Releases:

May 7, 2003: Newtek Business Services and The Veterans Corporation To Make SBA Guaranteed Loans Available to Military Veterans across the Country

May 27, 2003: Newtek Small Business Finance Announces Exclusive Agreement with Revelation Corporation of America

June 4, 2003: Cendant Corporation Hotel Group announces that Newtek Small Business Finance, an SBA Lender Offers Financing to Cendant Hotel Franchisees

August 4, 2003: Newtek Business Services Increases Eps Guidance To $0.27

August 11, 2003: Newtek Business Services Acquires Automated Merchant Services

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: August 11, 2003	/s/ Barry Sloane
Barry Sloane
Chairman of the Board, Chief Executive Officer and Secretary

Date: August 11, 2003	/s/ Brian A. Wasserman
Brian A. Wasserman
Treasurer, Chief Financial Officer and Director

Date: August 11, 2003	/s/ Giuseppe Soccodato
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

Date: August 11, 2003

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

Date: August 11, 2003

/s/ Brian A. Wasserman
Chief Financial Officer