Form 10QSB
period 2003-09-30
NEWTEK BUSINESS SERVICES INC
filed 2003-11-14
CIK 1094019

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Check whether the registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes  ☒    No   ☐

As of November 12, 2003, 25,097,485 shares of Common Stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2003	2002
ASSETS
Cash and cash equivalents	$35,000,307	$41,171,358
Credits in lieu of cash	73,411,999	41,580,950
SBA loans receivable (net of reserve for possible SBA loan losses of $1,690,964 as of September 30, 2003)	50,623,424	56,073,016
SBA loans held for sale	804,440	—
Accounts receivable (net of allowance of $169,798 and $34,466, respectively)	664,107	661,351
Receivable from bank	2,489,608	2,938,309
Accrued interest receivable	215,877	285,151
Investments in qualified businesses – held to maturity investments	2,592,568	3,962,353
Investments in qualified businesses – equity investments	300,000	1,091,110
Structured insurance product	3,014,355	2,893,301
Prepaid insurance	12,673,214	14,056,196
Prepaid expenses and other assets	1,774,813	575,772
Furniture, fixtures and equipment (net of accumulated depreciation of $327,926 and $190,590, respectively)	729,274	546,231
Customer merchant accounts	3,208,838	356,675
Goodwill	3,225,353	2,862,965

Total assets	$190,728,177	$169,054,738

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$5,178,789	$4,218,367
Notes payable—certified investors	3,833,525	3,844,181
Notes payable—insurance	3,881,803	5,369,896
Notes payable—other	2,365,183	480,500
Borrowings under line of credit	—	450,000
Bank notes payable	48,970,105	53,824,492
Interest payable in credits in lieu of cash	61,831,800	65,196,116
Deferred tax liability	12,582,824	3,726,151

Total liabilities	138,644,029	137,109,703

Minority interest	8,688,868	4,772,741

Commitments and contingencies
Stockholders’ equity:
Common Stock (par value $0.02 per share; authorized 39,000,000 shares, issued and outstanding 25,948,889 and 25,341,428 not including 582,980 shares held in escrow, as of September 30, 2003 and December 31, 2002, respectively)	518,978	506,828
Additional paid-in Capital	23,262,523	20,992,827
Unearned Compensation	(98,334)	—
Retained earnings	19,712,113	5,672,639

Total stockholders’ equity	43,395,280	27,172,294

Total liabilities and stockholders’ equity	$190,728,177	$169,054,738

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Revenue:
Income from tax credits	$22,067,285	$14,886,087	$43,926,619	$25,144,192
Credit card processing revenue	1,879,526	519,798	3,867,612	912,730
Interest and dividend income	921,507	78,329	3,005,227	683,016
Other income	1,141,963	1,250,581	2,815,815	1,318,098
Recovery of investment permanently written off	350,000	—	350,000	—
Gain on sale of property	—	—	—	16,841
Consulting fee income	68,353	168,736	102,953	268,053

Total revenue	26,428,634	16,903,531	54,068,226	28,342,930

Expenses:
Interest	3,322,298	3,090,193	10,526,385	8,658,556
Payroll and consulting fees	1,725,050	2,049,085	4,471,345	4,245,085
Credit card processing direct costs	870,932	318,675	2,393,580	521,313
Credit card processing administrative costs	1,227,443	431,202	2,252,204	1,341,503
Professional fees	691,991	902,837	2,748,647	2,427,007
Insurance	622,731	471,609	1,834,148	1,336,364
Other than temporary decline in value of investments	257,339	601,025	1,991,040	1,588,630
Equity in net losses of affiliates	—	120,993	—	793,868
Provision for SBA loan losses	(7,429)	—	331,371	—
Other	955,093	812,640	2,898,486	1,511,133

Total expenses	9,665,448	8,798,259	29,447,206	22,423,459

Income before minority interest, provision for income taxes, extraordinary gain on acquisition of minority interest and extraordinary gain on acquisition of a business	16,763,186	8,105,272	24,621,020	5,919,471
Minority interest in (loss) income	(1,231,560)	689,952	(1,911,602)	1,738,590

Income before provision for income taxes and extraordinary gain	15,531,626	8,795,224	22,709,418	7,658,061
Provision for income taxes	(6,057,334)	(3,342,186)	(8,856,673)	(2,910,064)

Income before extraordinary gain on acquisition of minority interest and extraordinary gain on acquisition of a business	9,474,292	5,453,038	13,852,745	4,747,997
Extraordinary gain on acquisition of minority interest, net of taxes of $162,778 for 2002	—	—	—	265,584
Extraordinary gain on acquisition of a business	—	—	186,729	—

Net income	$9,474,292	$5,453,038	$14,039,474	$5,013,581

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (CONTINUED)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Weighted average common shares outstanding:
Basic	25,709,700	24,787,535	25,671,712	23,947,116
Diluted	26,110,536	24,847,408	26,016,931	24,052,620
Income per share:
Basic	$0.37	$0.22	$0.55	$0.21
Diluted	$0.36	$0.22	$0.54	$0.21
Income per share before extraordinary items:
Basic	$0.37	$0.22	$0.54	$0.20
Diluted	$0.36	$0.22	$0.53	$0.20

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	September 30,	September 30,
	2003	2002
Cash flows from operating activities:
Net income	$14,039,474	$5,013,581
Adjustments to reconcile net income to net cash used in operating activities:
Other than temporary decline in value of investments	1,991,040	1,588,630
Gain on sale of asset held for sale	—	(16,841)
Equity in net losses of affiliates	—	793,868
Extraordinary gain on acquisition of minority interests	—	(265,584)
Extraordinary gain on acquisition of a business	(186,729)	—
Income from tax credits	(43,926,619)	(25,144,192)
Deferred income taxes	8,856,673	2,910,064
Depreciation and amortization	258,940	90,922
Provision for SBA loan losses	331,371	—
Proceeds from sale of SBA loans	2,438,119	—
Accretion of interest income	(121,054)	(131,711)
Accretion of interest expense	8,642,249	8,066,217
Compensation expense for vested stock options	124,583	570,000
Issuance of stock for services recieved	58,388	80,789
Minority interest	1,911,602	(1,738,590)
Changes in assets and liabilities:
Prepaid insurance	1,471,982	100,336
Prepaid expenses, accounts receivable and other assets	(348,270)	(316,080)
Accounts payable and accrued expenses	585,422	591,119

Net cash used in operating activities	(3,872,829)	(7,807,472)

Cash flows from investing activities:
Proceeds from sale of asset held for sale	—	348,770
Investments in cost method investments	(55,000)	—
Investments in qualified businesses (held to maturity)	(300,000)	(1,204,942)
Investments in qualified businesses (consolidated entities)	(9,510,000)	(9,295,667)
Return of principal – held to maturity—investments	469,855	4,902,566
Return of principal – consolidated entities	4,206,675	8,677,906
Consolidation of majority owned partner companies	5,303,325	2,838,519
SBA loans issued	(3,724,500)	—
Cash paid for acquisition of AMS	(1,500,000)	—
Repayments of SBA loans receivable	5,589,916	—
Cash received from AMS and Exponential acquisition, respectively	7,000	106,642
Purchase of furniture, fixtures and equipment	(320,379)	(223,590)

Net cash provided by investing activities	166,892	6,150,204

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

	September 30,	September 30,
	2003	2002
Cash flows from financing activities:
Proceeds from issuance of debt	$1,000,000	$21,548,698
Principal repayments of note payable insurance	(1,488,093)	(11,640,982)
Principal repayments of mortgage payable	—	(306,929)
Net proceeds from issuance of common stock	1,393,641	1,898,499
Proceeds from exercise of stock options	243,042	—
Distributions to CAPCO members	—	(7,867)
Contributions from members	6,000	—
Proceeds from sale of preferred stock of subsidiary	2,000,000	—
Principal repayment on notes payable to others	(315,317)	—
Proceeds from issuance of warrants	—	572,298
Principal repayments of bank notes payable	(4,854,387)	(4,813,955)
Principal repayments of line of credit	(450,000)	(575,000)

Net cash (used in) provided by financing activities	(2,465,114)	6,674,762

Net (decrease) increase in cash and cash equivalents	(6,171,051)	5,017,494
Cash and cash equivalents—beginning of period	41,171,358	31,171,966

Cash and cash equivalents – end of period	$35,000,307	$36,189,460

Supplemental disclosure of non-cash financing activities:
Reduction of credits in lieu of cash and interest payable in credits in lieu of cash balances due to delivery of tax credits to certified investors	$12,095,570	$7,589,449

Consolidation of investments previously accounted for under the equity method	—	$537,083

Acquisition of Exponential (net liabilities assumed)	—	$10,978

Acquisition of Automated Merchant Services (net liabilities assumed)	—	$—

Issuance of common stock in connection with acquisition of Exponential	—	$920,000

Goodwill recognized in connection with acquisition of minority interests	$362,388	$873,173

Acquisition of five Capcos minority interests
Newtek Business Services common stock issued	—	$1,868,583
Less, minority interests acquired	—	914,580

Goodwill recognized	—	$954,003

Acquisition of three Capcos minority interests
Minority interests acquired	—	$1,369,156
Less, Newtek Business Services common stock issued	—	940,794

Extraordinary gain recognized	—	$428,362

Issuance of note in partial payment for insurance	—	$2,000,000

Details of AMS acquisition:
Assets acquired ( including customer merchant accounts valued at approximately $2,910,000)	$3,075,000
Less: Liabilities assumed	160,000
Less: Accrued acquisition costs (included in assets acquired)	215,000
Less: Notes issued to seller	1,200,000	—

Cash paid for acquisition	$1,500,000	—

See accompanying notes to these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and description of business

The unaudited condensed consolidated financial statements of Newtek Business Services, Inc. and Subsidiaries (the “Company” or “Newtek”) included herein have been prepared by Newtek pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The unaudited condensed consolidated financial statements of Newtek reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of Newtek at September 30, 2003, the results of its operations for the three and nine month periods ended September 30, 2003 and 2002, and its cash flows for the nine month periods ended September 30, 2003 and September 30, 2002. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2003.

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

In general, the Capcos issue debt and equity instruments, generally warrants (“Certified Capital”), to insurance company investors (“Certified Investors”). The Capcos then make targeted investments (“Investments in Qualified Businesses”, as defined under the respective state statutes, or, “Qualified Businesses”), with the Certified Capital raised. Such investments may be accounted for as either consolidated subsidiaries, under the equity method or cost method of accounting, depending upon the nature of the investment and the Company’s and/or the Capco’s ability to control or otherwise exercise significant influence over the investee. Each Capco has a contractual arrangement with the particular state that legally entitles the Capco to receive (or earn) tax credits from the state upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the Capcos to maintain their state-issued certifications, the Capcos must make Investments in Qualified Businesses in accordance with these requirements. Each Capco also has separate contractual arrangements with the Certified Investors obligating the Capco to pay interest on the aforementioned debt instruments whether or not it meets the

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES: (Continued)

statutory requirements for Investments in Qualified Businesses. The Capco can satisfy this interest payment obligation, at the Capco’s discretion, by delivering tax credits in lieu of paying cash. The Capcos have the right to deliver the tax credits to the Certified Investors. The Certified Investors have the right to receive and use the tax credits and would, in turn, use these tax credits to reduce their respective state tax liabilities in an amount usually equal to 100% (Louisiana Capco and the Louisiana second fund – 110%) of their certified investment. The tax credits can be utilized over a ten-year period at a rate of 10% (Louisiana Capco and Louisiana second fund- 11%) per year and in some instances are transferable and all can be carried forward.

On December 31, 2002, Newtek acquired a majority stake in a nonbank U.S. Small Business Administration (“SBA”) lender. As a nonbank SBA lender, the company (originally named Commercial Capital Corp., now named Newtek Small Business Finance (“NSBF”)) originates, sells (in whole or in part) and services SBA loans to qualifying small businesses, which are partially guaranteed by the SBA. Newtek Small Business Finance sells the SBA guaranteed portion of such SBA loans to third-party investors, retains the unguaranteed portion and continues to service the SBA loans. Newtek Small Business Finance has the ability to originate SBA loans throughout the United States. Presently, the SBA loans originated by the company are primarily to customers in the Northeast United States. The Company’s competition for originating SBA loans comes primarily from banking organizations and the other nonbank entities holding an SBA license.

SBA Loans Receivable

As of December 31, 2002, SBA loans that are past due more than 90 days, but were still performing (accruing interest), amounted to $293,800. Of this amount, $175,000 became current, and $100,000 was moved to non-performing status. As of September 30, 2003, SBA loans that are past due more than 90 days, but are still performing (accruing interest), amount to $65,824.

As of December 31, 2002, SBA loans that are on a non-accrual basis amounted to $2,914,767. As of September 30, 2003, SBA loans that are on a non-accrual basis amount to $4,248,724. This increase was predominately due to two SBA loans being downgraded to non-performing.

Stock – Based Compensation

Newtek has elected to continue using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for employee stock options. No stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s plan had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table summarizes the pro forma consolidated results of operations of Newtek as though the fair value based accounting method in SFAS 148 “Accounting for Stock-based Compensation—Transition and Disclosure—an amendment of SFAS 123” had been used in accounting for stock options.

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES: (Continued)

	Stock Compensation for the three months ended September 30,		Stock Compensation for the nine months ended September 30,
	2003	2002	2003	2002
As reported
Net income	$9,474,292	$5,453,038	$14,039,474	$5,013,581
Deduct: Total stock based employee Compensation expense determined under fair value based method for all awards, net of related tax effects	(217,945)	(256,659)	(646,065)	(703,860)

Pro forma net income	$9,256,347	$5,196,379	$13,393,409	$4,309,721

Earnings per share:

Basic – as reported	$.0.37	$0.22	$0.55	$0.21

Basic – pro forma	$.0.36	$0.21	$0.52	$0.18

Diluted – as reported	$.0.36	$0.22	$0.54	$0.21

Diluted – pro forma	$.0.35	$0.21	$0.51	$0.18

For 2003 and 2002, the weighted average fair value of each option granted is estimated on the date of grant using the Black Scholes model with the following assumptions: expected volatility of 60-85%, risk-free interest rate of 1.61% to 6.15%, respectively, expected dividends of $0 and expected terms of 1-6 years.

NOTE 2 – COMMON STOCK

In the third quarter of 2003, Newtek sold 16,666 shares of common stock in private transactions, with gross and net cash proceeds totaling $75,000. During the same period there were approximately 37,000 stock options exercised, with gross cash proceeds totaling approximately $108,000. In addition, 2,000 shares of common stock were issued in consideration for consulting services rendered, valued at approximately $12,000.

During the third quarter of 2003, in connection with two employment agreements, shares of restricted stock, valued at approximately $120,000 were issued as part of total compensation. The shares vest over a one year period. Total compensation expense for the third quarter was approximately $22,000.

NOTE 3 – INVESTMENTS IN QUALIFIED BUSINESSES

The various interests that Newtek acquires in its investments are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company’s voting interest in an investee.

Consolidation Method.  Investments in which Newtek directly or indirectly owns more than 50% of the outstanding voting securities or those Newtek has effective control over are generally accounted for under the consolidation method of accounting and are referred to here as “Partner Companies”. Under this method, an investment’s financial position and results of operations are reflected within the Company’s Balance Sheet and Consolidated Statements of Income. All significant inter-company accounts and transactions including returns of principal, dividends, interest received and investment redemptions have been eliminated. The results of operations and cash flows of a consolidated Partner Company are included through the latest interim period in which Newtek owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the Partner Company. Upon dilution of control below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

NOTE 3 – INVESTMENTS IN QUALIFIED BUSINESSES: (Continued)

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

During the nine month period ended September 30, 2003, Newtek determined that there was an approximately $943,000 of an other than temporary decline in the value of its investments for Merchant Data Systems, Inc., $500,000 for 1-800 Gift Certificate, $271,000 for Direct Creations, LLC $145,000 for O.S. Johnson, LLC, $112,000 for Gerace Auto Parts, LLC, and $20,000 of an other than temporary decline in the value of its investments for Transworld Business Brokers, LLC. These items aggregated approximately $1,991,000 which is shown on the statement of income as other than temporary decline in value of investments.

During the nine month period ended September 30, 2002, Newtek determined that there was approximately $734,000 of an other than temporary decline in the value of its investments for Starphire Technologies, LLC, approximately $77,000 other than temporary decline in the value of its investments for Embosser’s Sales and Service, $100,000 for O.S. Johnson, LLC, $458,000 other than temporary decline in the value of its investments for Direct Creations, LLC, and an approximate $87,000 of an other than temporary decline in the value of its investments for Gino’s Seafood. In addition, Newtek determined an impairment existed for a non-Capco investment (included in prepaid expenses and other assets on the balance sheet), and recorded a charge of approximately $162,000. In 2002, Newtek also recovered approximately $29,000 of cash on two of its investments written down in 2000. These items aggregate approximately $1,589,000 which is shown on the statement of income as other than temporary decline in value of investments.

The following table is a summary of such investments as of September 30, 2003, shown separately between their debt and equity components, and all terms of each are summarized. There are no expiration dates on any of the financial instruments, unless disclosed.

In accordance with the provisions of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investment in Debt and Equity Securities”, Newtek classifies its debt investments as held-to-maturity and such investments are initially recorded at amortized cost. On a monthly basis, the Company’s Investment Committee meets to evaluate the Company’s investments. Newtek considers several factors in determining whether an impairment exists on the investment, such as the investee’s net book value, cash flow, revenue growth and net income. In addition, the Investment Committee considers other factors, such as the economy and the investee company’s industry, to determine if an other than temporary decline in value exists in the Company’s investment

NOTE 3 – INVESTMENTS IN QUALIFIED BUSINESSES: (Continued)

DEBT INVESTMENTS

Investee	Direct Creations, LLC	Merchant Data Systems, Inc.	4G’s Truck Renting	Transworld Business Brokers, LLC	Autotask Group	Louisiana BIDCO Debt Investments	Gulf Coast Bidco	Total

Investment Date (s)	Sep-01,	Aug-00	Nov-99,	Jun-01	Oct-02	Various	Dec-02
	Nov-01		Jul-00,
			Jun-02

Maturity Date	Jun-04	May-04	Aug-03	Jun-04	Sep-03	Various	Various
Interest Rate	LIBOR	0.00%	7.40%	5.00%	7.75%	Prime +1%	Various
Principal outstanding at December 31, 2002	$373,233	$942,591	$100,000	$140,000	$200,000	$1,234,029	$972,500	$3,962,353

Return of principal – 2003	(61,923)	—	(100,000)	(25,000)	(200,000)	(82,932)	—	(469,855)

Investments in 2003	—	—	—	—	300,000	—	—	300,000

Other than temporary decline in value of its investments	—	(942,591)	—	—	—	(257,339)	—	(1,199,930)

Principal outstanding at September 30, 2003	$311,310	—	—	$115,000	$300,000	$893,758	$972,500	$2,592,568

EQUITY INVESTMENTS

Investee	Direct Creations, LLC	1-800 Gift Certificates, LLC	Distribution Video and Audio	BuySeasons, Inc.	Newtek Financial Info Services of LA, LLC	Transworld Business Brokers, LLC	Total

Investment Date(s)	Dec-00, Aug-02	Jul-99 Jul-01	Jun-00	Jun-01	Dec-02	Jun-01

Type of Investment	Warrants	Common Stock/ Warrants	Common Stock	Common Stock	Preferred Member	Preferred Membership

Ownership Interest as of September 30, 2003	3.84%	<5%	<5%	<5%	49%	33%
Total equity investments at December 31, 2002	$270,823	$500,000	$200,000	$100,000	—	$20,287	$1,091,110

Investments in 2003	—	—	—	—	710,000	—	710,000

Reclassification of consolidated investment	—	—	—	—	272,627	—	272,627

Equity in losses 2003	—	—	—	—	(117,904)	—	(117,904)

Reversal of equity in loss due to consolidation as a result of FIN 46 adoption	—	—	—	—	117,904	—	117,904

Reclassification to consolidated based on FIN 46 adoption	—	—	—	—	(982,627)	—	(982,627)

Other than temporary decline in value of its investments	(270,823)	(500,000)	—	—	—	(20,287)	(791,110)

Total equity investments at September 30, 2003	$—	$—	$200,000	$100,000	$—	$—	$300,000

NOTE 3 – INVESTMENTS IN QUALIFIED BUSINESSES: (Continued)

Newtek has not guaranteed any obligation of these investees, and Newtek is not otherwise committed to provide further financial support for the investees. However, from time-to-time, Newtek may decide to provide such additional financial support which, as of September 30, 2003, was not significant. Should Newtek determine that an impairment exists upon its periodic review, and it is deemed to be other than temporary, Newtek will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the Statement of Income.

CONSOLIDATED DEBT INVESTMENTS

Investee	Newtek Merchant Solutions of NY, LLC	Newtek Merchant Solutions of WI, LLC	PPM Link, LLC	Newtek Business Exchange of NY, LLC	Newtek Financial Info Services of FL, LLC	DC Media Capital, LLC	Newtek Strategies - CO, LLC	Total

Investment Date(s)	Mar-01	Jun-01 Mar-03	Mar-01	Mar-02	Nov-99	Oct-02	Jun-03

Maturity Date	Nov-05	Jun-06 Mar-08	Sep-02	Mar-05	Nov-01	Oct-03	April-04

Interest Rate	6.00%	5.00-8.00%	5.75%	2.50%	5.25%	12.00%	3%
Total consolidated debt investments as of December 31, 2002	$685,000	$1,505,000	$1,000,000	$325,000	$150,000	$163,277	$—	$3,828,277

Total consolidated debt investments made in 2003	—	1,000,000	—	—	—	—	300,000	$1,300,000

Return of principal – 2003	—	(363,334)	(1,000,000)	—	—	(80,083)	—	$(1,443,417)

Total consolidated debt investments as of September 30, 2003	$685,000	$2,141,666	$0	$325,000	$150,000	$83,194	$300,000	$3,684,860

CONSOLIDATED EQUITY INVESTMENTS

Investee	Newtek Merchant Solutions of NY, LLC	Newtek Merchant Solutions of LA, LLC	Newtek Merchant Solutions of CO, LLC	PPM Link, LLC	Wilshire Louisiana Capital Management Fund	Newtek Strategies, LLC	Newtek Business Exchange of NY, LLC	SBA Holdings, Inc.	Automated Merchant Services, Inc.

Investment Date(s)	Mar-01	Sep-01	Dec-02	Mar-01	Dec-02	Aug-01	Mar-02	Sep-02	Aug-03

Type of investment	Preferred Member	Preferred Member	Preferred Member	Preferred Member	Preferred Membership	Preferred Member	Common & Preferred Member	Preferred Stock	Preferred Stock

Ownership interest	90.00%	95.00%	95.00%	90.00%	100.00%	70.00%	93.10%	80.00%	100%
Total consolidated equity Investments – 2002	$125,000	$1,350,000	$3,308,665	$1,103,333	$972,500	$999,950	$3,102,196	$2,000,000	$—

Total consolidated equity investments made in 2003	—	—	—	—		—	—	—	$2,000,000

Preferred return - dividends	—	(50,625)	(66,006)	(3,950)		—	(71,438)	—	(3,333)

Preferred return – redemption	—	(392,973)	—	—		—	—	—	—

Total consolidated equity	$125,000	$906,402	$3,242,659	$1,099,383	$972,500	$999,950	$3,030,758	$2,000,000	$1,996,667

NOTE 3 – INVESTMENTS IN QUALIFIED BUSINESSES: (Continued)

CONSOLIDATED EQUITY INVESTMENTS (CONTINUED)

Investee	Newtek Financial Info Services of LA, LLC	Newtek Financial Info Services of FL, LLC	Newtek Client Services, LLC	Global Business Advisors, LLC	Newtek Louisiana IT, LLC	Newtek Strategies – CO, LLC	Newtek Community Financial	Total

Investment Date(s)	Dec-02	Feb-02	Jun-02	Mar 03	July 03	June-03	July-03

Type of investment	Preferred Member	Preferred Members	Preferred Member	Preferred Members	Preferred Members	Preferred Members	Preferred Members

Ownership interest	49%	87.48%	95.00%	90%	49%	75.00%	49%
Total consolidated equity Investments – 2002	$—	$100,383	$2,441,456	$—	$	$—	$—	$15,503,483

Total consolidated equity investments made in 2003	710,000	—	—	2,200,000	1,500,000	300,000	1,500,000	$8,210,000

Reclassification from equity based on adoption of FIN 46	272,627	—	—	—	—	—	—	272,627

Preferred return –dividends	(9,434)	(21,094)	(24,226)	(30,000)	(7,500)	(3,000)	(7,500)	$(298,106)

Preferred return – redemption	—	—	(2,072,179)	—	—	—	—	$(2,465,152)

Total consolidated equity investments – 2003	$973,193	$79,289	$345,051	$2,170,000	$1,492,500	$297,000	$1,492,500	$21,222,852

NOTE 4 – SBA LOANS RECEIVABLE

Below is the rollforward of the SBA loan receivable balance, net of SBA loan loss reserves for the nine-months ended September 30, 2003:

Balance at January 1, 2003	$56,073,016

SBA Loan originations	3,724,500

Sales of SBA loans	(2,438,119)

Payments Received in 2003	(5,589,916)

Provision for SBA loan losses	(331,371)

SBA loans held for sale	(804,440)

Deferred Costs	(10,246)

Balance at September 30, 2003	$50,623,424

NOTE 4 – SBA LOANS RECEIVABLE: (Continued)

Below is the rollforward of the reserve for possible SBA loan losses balance for the nine months ended September 30, 2003:

Balance at January 1, 2003	$2,557,624

SBA Loan loss provision charged in 2003	331,371

Recoveries	73,853

Charge-offs	(1,271,884)

Balance at September 30, 2003	$1,690,964

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

The calculations of Net Income Per Share were:

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
Numerator:
Numerator for basic and diluted EPS – income available to common stock holders	$9,474,292	$5,453,038	$14,039,474	$5,013,581
Numerator for basic and diluted EPS – extraordinary item and cumulative effect of a change in accounting principle	—	—	186,729	265,584
Numerator for basic and diluted EPS – income before extraordinary item	9,474,292	5,453,038	13,852,745	4,747,997
Denominator:
Denominator for basic EPS – weighted average shares	25,709,700	24,787,535	25,671,712	23,947,116
Effect of dilutive securities (stock options)	400,836	59,873	345,219	105,504
Denominator for diluted EPS – weighted average shares	26,110,536	24,847,408	26,016,931	24,052,620

Net EPS: Basic	$0.37	$0.22	$0.55	$0.21

Net EPS: Diluted	$0.36	$0.22	$0.54	$0.21

Net EPS: Basic before extraordinary gain	$0.37	$0.22	$0.54	$0.20

Net EPS: Diluted before extraordinary gain	$0.36	$0.22	$0.53	$0.20

NOTE 6 – BUSINESS SEGMENTS

Newtek’s reportable segments are as follows: SBA lending, credit card processing and Capcos and other.

Operating segments are organized internally primarily by the type of services provided, and in accordance with SFAS No. 131, the Company has aggregated similar operating segments into three reportable segments, SBA lending, credit card processing and Capcos and other. The SBA lending segment is NSBF, a licensed, Small Business Administration (SBA) lender that originates, sells (in whole or in part) and services SBA loans to qualifying small businesses, which are partially guaranteed by the SBA.

As an SBA lender, NSBF generates revenues from sales of SBA loans, servicing income for those SBA loans retained to service by NSBF (included in other income on the consolidated statements of income) and interest income earned on available cash balances. The lender also generates expenses such as interest, professional fees, payroll and consulting, and provision for SBA loan losses, all of which are included in the respective caption on the consolidated statement of income. NSBF also has expenses such as SBA loan recovery expenses, SBA loan processing costs, depreciation and amortization, and other expenses that are all included in the other expense caption on the consolidated statements of income.

The credit card processing segment is a processor of credit cards, as well as a marketer of credit card solutions to the small business market. The Capcos and other segment represents Newtek’s activities in the certified captial company market as described in Note 1.

Management has considered the following characteristics when making its determination of its operating and reportable segments:

a.	the nature of the products and services,

b.	the type or class of customer for their products and services,

c.	the methods used to distribute their products or provide their services, and

d.	the nature of the regulatory environment, for example, banking, insurance, or public utilities.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Inter-company activity is not significant.

	For the three months ended September 30, 2003	For the three months ended September 30, 2002	For the nine months ended September 30, 2003	For the nine months ended September 30, 2002
Revenue
SBA Lending	$1,638,336	$—	$4,643,831	$—
Credit Card Processing	1,879,526	519,054	3,867,612	912,730
Capco & other	22,910,772	16,384,477	45,556,783	27,430,200

Total	$26,428,634	$16,903,531	$54,068,226	$28,342,930

Operating (Loss) Income
SBA Lending	$377,603	$—	$(89,603)	$—
Credit Card Processing	(218,849)	(286,027)	(778,172)	(950,086)
Capco & other	16,604,451	8,391,299	25,488,795	6,869,557

Total	$16,763,186	$8,105,272	$24,621,020	$5,919,471

NOTE 6 – BUSINESS SEGMENTS: (Continued)

	For the three months ended September 30, 2003	For the three months ended September 30, 2002	For the nine months ended September 30, 2003	For the nine months ended September 30, 2002
Depreciation and Amortization
SBA Lending	$7,472	$—	$13,301	$—
Credit Card Processing	101,253	15,025	150,253	42,025
Capco & other	104,364	17,897	116,535	48,897

Total	$213,089	$32,922	$280,089	$90,922

	At September 30, 2003	At September 30, 2002
Identifiable Assets
SBA Lending	$61,221,376	$—
Credit Card Processing	7,788,718	2,315,137
Capco & other	121,718,083	99,822,596

Total	$190,728,177	$102,137,733

NOTE	7– MINORITY INTEREST

In January 2003 SBA, Inc. a partner company and a majority owned subsidiary of the Company, issued preferred stock to Credit Suisse First Boston Management Corporation for cash proceeds of $2,000,000. Newtek has accounted for this issuance of preferred stock of a subsidiary as an increase to its minority interest liability in the accompanying condensed consolidated balance sheet at September 30, 2003.

NOTE 8 – NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires the primary beneficiary of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Prior to the issuance of FIN 46, an enterprise generally consolidated an entity when the enterprise had a controlling financial interest in the entity through ownership of a majority voting interest. Upon adoption, FIN 46 applied immediately to variable interest entities created after January 31, 2003. Pursuant to FASB staff position No. 46-6 (“FSP 46-6”), a public entity need not apply the provisions of FIN 46 to an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after December 15, 2003, if the variable interest entity was created before February 1, 2003, and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46. The Company has elected not to defer the application of FIN 46 to its interests in potential variable interest entities created prior to February 1, 2003 pursuant to FSP 46-6.

The Company determined that it is the primary beneficiary of a variable interest entity in which it has made an investment. Accordingly, the Company has consolidated such entity into the Company’s financial statements, and the effect of such consolidation at September 30, 2003 was the inclusion on the balance sheet of $817,473 in assets, and $732,228 in liabilities.

NOTE 9 – ACQUISITION OF AUTOMATED MERCHANT SERVICES

On August 7, 2003, a majority-owned subsidiary of Newtek, its Florida-based certified capital company, completed the acquisition of substantially all of the stock of Automated Merchant Services, Inc. (“AMS”), a company engaged in the business of soliciting merchants and others for credit card processing services. The acquisition brings to Newtek’s credit card processing business an additional 2,100 existing clients as well as 10 customer representatives covering the Southern Florida market. In addition to gaining a significant foothold in the Florida small to medium-

NOTE 9 – ACQUISITION OF AUTOMATED MERCHANT SERVICES: (Continued)

sized business market, Newtek will utilize this acquisition to cross-market other Newtek products and services including its small business lending service, outsourced bookkeeping service and tax and insurance services. Newtek plans on growing AMS beyond the Florida market and expanding its product base to include everything that Newtek’s existing processing marketer, Newtek Merchant Solutions, offers.

Newtek’s aggregate cost to acquire AMS was approximately $3.1 million, of which $1.5 million was cash paid and $1.2 million in three year, 6 percent promissory notes issued to the selling stockholders. Also included in the aggregate cost is $160,000 of AMS liabilities assumed by Newtek and $215,000 of accrued acquisition costs.

The results of AMS’s operations and financial position have been included in the accompanying consolidated condensed financial statements since the acquisition date.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$7,000
Customer merchant accounts	2,910,000
Other Assets	158,000

Total assets acquired	3,075,000

Current liabilities (including accrued acquisition costs)	375,000
Notes payable to seller	1,200,000

Total liabilities assumed	1,575,000

Cash paid	$1,500,000

The difference between the aggregate purchase price of $3,075,000 (including accrued acquisition costs of $215,000) and the fair value of the assets acquired, $165,000, has been recorded as customer merchant accounts. These customer accounts are being amortized over a sixty-six month period. For the period ended September 30, 2003, amortization expense relating to the customer merchant accounts totaled approximately $79,000.

NOTE 10 - SUMMARY RESULTS OF QUALIFIED INVESTMENTS

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

NOTE 10 - SUMMARY RESULTS OF QUALIFIED INVESTMENTS: (Continued)

Balance Sheet data is as of September 30, 2003 and December 31, 2002

CONSOLIDATED ENTITIES

	Newtek Strategies (Harvest)		Newtek Merchant Solutions – CO (UPS-CO)		Newtek Merchant Solutions – NY (UPS-NY)		Newtek Merchant Solutions – LA (UPS-LA)		Newtek Merchant Solutions – WI (UPS-WI)
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Cash	94,832	256,233	2,952,464	3,248,403	26,649	18,611	141,313	705,617	259,679	445,686
Other Assets	189,240	207,801	65,442	2,662	380,717	417,956	35,416	26,485	544,769	254,444

Total Assets	$284,072	$464,034	$3,017,906	$3,251,065	$407,366	$436,567	$176,729	$732,102	$804,448	$700,130

Current Liabilities	46,259	33,006	39,109	14,433	184,154	108,554	36,018	29,729	159,090	118,670

Total Liabilities	$46,259	$33,006	$39,109	$14,433	$659,713	$584,112	$36,018	$29,729	$2,317,424	$1,588,670

Total Equity (Deficit)	$237,813	$431,028	$2,978,797	$3,236,632	$(252,347)	$(147,545)	$140,711	$702,373	$(1,512,976)	$(888,540)

CONSOLIDATED ENTITIES

	PPM Link		Exponential Business Development Co., Inc.		Newtek Small Business Finance (NSBF)		Newtek Financial Information Systems – FL (GMT)
	2003	2002	2003	2002	2003	2002	2003	2002
Cash	53,754	1,254,506	29,017	41,973	5,737,794	4,367,870	41,921	70,034
Other Assets	105,936	61,686	71,357	25,551	55,483,582	59,296,476	129,759	131,985

Total Assets	$159,690	$1,316,192	$100,374	$67,524	$61,221,376	$63,664,346	$171,680	$202,019

Current Liabilities	168,562	1,069,144	58,454	59,996	52,233,813	2,704,417	48,075	44,809

Total Liabilities	$168,562	$1,919,144	$63,530	$59,996	$52,233,813	$58,028,909	$198,075	$194,809

Total Equity (Deficit)	$(8,872)	$(602,952)	$36,844	$7,528	$8,987,563	$5,635,437	$(26,395)	$7,210

CONSOLIDATED ENTITIES

	Newtek Business Exchange of NY (Transworld – NY)		Newtek Client Services (Global)		DC Media Capital		Newtek Tax Services			Global Business Advisors
	2003	2002	2003	2002	2003	2002	2003	2002		2003	2002
Cash	2,845,584	3,186,239	234,400	2,377,662	894,616	344,293	3,725	(a	)	2,076,654	(a	)
Other Assets	59,680	55,005	2,195	1,415	198,920	385,063	11,583	(a	)	24,953	(a	)

Total Assets	$2,905,264	$3,241,244	$236,595	$2,379,077	$1,093,536	$729,356	$15,308	(a	)	$2,101,607	(a	)

Current Liabilities	27,527	21,089	6,300	—	24,322	92,226	39,208	(a	)	7,389	(a	)

Total Liabilities	$352,527	$346,089	$6,300	—	$1,378,099	$736,003	$39,208	(a	)	$7,389	(a	)

Total Equity (Deficit)	$2,552,737	$2,895,155	$230,295	$2,379,077	$(284,563)	$(6,647)	$(23,900)	(a	)	$2,094,218	(a	)

CONSOLIDATED ENTITIES

	Newtek Strategies- CO			Automated Merchant Services, Inc.			Newtek Community Financial Services			Newtek Louisiana Technology			Newtek Financial Systems – LA		Totals
	2003	2002		2003	2002		2003	2002		2003	2002		2003	2002	2003	2002
Cash	490,288	(a	)	417,958	(a	)	1,442,681	(a	)	1,427,104	(a	)	793,828	284,000	$19,964,261	16,601,127
Other Assets	7,996	(a	)	2,964,311	(a	)	7,316	(a	)	6,252	(a	)	23,646	500	60,313,070	60,867,029

Total Assets	$498,284	(a	)	$3,382,269	(a	)	$1,449,997	(a	)	$1,433,356	(a	)	$817,474	$284,500	$80,277,331	$77,468,156

Current Liabilities	18,333	(a	)	295,830	(a	)	8,467	(a	)	10,159	(a	)	22,227	11,373	53,433,296	4,307,446

Total Liabilities	$18,333	(a	)	$1,415,830	(a	)	$8,467	(a	)	$10,159	(a	)	$732,229	$11,373	$59,731,044	$63,546,273

Total Equity (Deficit)	$479,951	(a	)	$1,966,439	(a	)	$1,441,530	(a	)	$1,423,197	(a	)	$85,245	$273,127	$20,546,287	$13,921,883

NOTE 10 - SUMMARY RESULTS OF QUALIFIED INVESTMENTS: (Continued)

Income Statement data is for the nine months period ended September 30, 2003 and September 30, 2002

CONSOLIDATED ENTITIES

	Newtek Strategies		Newtek Merchant Solutions – CO			Newtek Merchant Solutions – NY		Newtek Merchant Solutions – LA		Newtek Merchant Solutions – WI
	2003	2002	2003	2002		2003	2002	2003	2002	2003	2002
Revenue	$552,275	$428,613	$71,653	(a	)	$296,502	$286,519	$53,969	$46,486	$3,474,184	$615,955

SG&A	736,857	636,930	262,133	(a	)	346,734	462,033	171,739	457,021	3,986,121	1,153,390

Depreciation and Amortization	8,634	6,246	1,349	(a	)	33,174	32,506	3,063	2,052	33,018	7,467

Interest expense	—	35,624	—	(a	)	21,394	18,767	—	—	79,479	65,625

Income/Loss	$(193,216)	$(250,187)	$(191,829)	(a	)	$(104,800)	$(226,787)	$(120,833)	$(412,587)	$(624,434)	$(610,527)

INTERCOMPANY ITEMS INCLUDED IN ABOVE

Revenue	445,724	289,935	41,145	(a	)	113,615	18,139	27,522	2,115	59,528	15,976

SG&A	34,340	34,307	67,765	(a	)	80,489	101,775	59,184	63,450	245,277	86,428

Interest Expense	—	35,624	—	(a	)	21,394	18,767	—	—	79,479	65,625

CONSOLIDATED ENTITIES

	PPM Link		Exponential Business Development Co., Inc.			Newtek Small Business Finance			Newtek Financial Information Systems – FL
	2003	2002	2003	2002		2003	2002		2003	2002
Revenue	$183,720	$172,560	$174,645	(a	)	$4,643,831	(a	)	$513,083	$378,789

SG&A	438,863	456,338	145,171	(a	)	4,891,860	(a	)	500,654	401,845

Depreciation and Amortization	1,639	299	—	(a	)	13,301	(a	)	18,998	15,861

Interest expense	56	79,781	—	(a	)	—	(a	)	5,941	6,107

Income/Loss	$(256,838)	$(363,858)	$29,474	(a	)	$(261,330)	(a	)	$(12,510)	$(45,024)

INTERCOMPANY ITEMS INCLUDED IN ABOVE

Revenue	8,565	99,300	—	(a	)	—	(a	)	352,521	208,035

SG&A	49,459	24,623	24,639	(a	)	171,727	(a	)	31,760	24,636

Interest Expense	56	79,781	—	(a	)	—	(a	)	5,941	6,107

CONSOLIDATED ENTITIES

	Newtek Business Exchange of NY		Newtek Client Services		DC Media Capital		Newtek Tax Services			Global Business Advisors of WI
	2003	2002	2003	2002	2003	2002	2003	2002		2003	2002
Revenue	$73,469	$0	$0	0	$32,695	$527,272	$47,695	(a	)	$80,900	(a	)

SG&A	327,508	143,660	50,880	34,721	212,334	539,538	71,595	(a	)	156,537	(a	)

Depreciation and Amortization	10,597	4,015	678	—	—	—	—	(a	)	145	(a	)

Interest expense	6,343	4,398	—	—	47,894	4,268	—	(a	)	—	(a	)

Income/Loss	$(270,979)	$(152,073)	$(51,558)	$(34,721)	$(227,533)	$(16,534)	$(23,900)	(a	)	$(75,782)	(a	)

INTERCOMPANY ITEMS INCLUDED IN ABOVE

Revenue	—	—	—	—	—	— 0	25,929	(a	)	—	(a	)

SG&A	63,966	21,169	39,875	14,500	20,529	—	7,000	(a	)	24,768	(a	)

Interest Expense	6,343	4,062	—	—	10,483	—	—	(a	)	—	(a	)

NOTE 10 – SUMMARY RESULTS OF QUALIFIED INVESTMENTS: (Continued)

CONSOLIDATED ENTITIES

	Newtek Strategies—Co			Automated Merchant Services			Newtek Community Financial Services			Newtek Louisiana Technology			Newtek Financial Information Systems-LA		Totals
	2003	2002		2003	2002		2003	2002		2003	2002		2003	2002	2003	2002
Revenue	$2,563	(a	)	$230,939	(a	)	$2,980	(a	)	$0	(a	)	$1,510	$0	$10,436,613	$2,456,194

SG&A	119,446	(a	)	170,855	(a	)	53,949	(a	)	71,661	(a	)	180,766	11,373	12,895,663	4,296,849

Depreciation and Amortization	266	(a	)	79,649	(a	)	—	(a	)	57	(a	)	1,026	—	205,594	68,446

Interest expense	—	(a	)	10,664	(a	)	—	(a	)	(2,415)	(a	)	(1,836)	—	167,520	214,570

Income/Loss	$(117,149)	(a	)	$(30,229)	(a	)	$(50,969)	(a	)	$(69,303)	(a	)	(178,446)	(11,373)	$(2,832,164)	$(2,123,671)

INTERCOMPANY ITEMS INCLUDED IN ABOVE

Revenue	—	(a	)	17,826	(a	)	—	(a	)	—	(a	)	—	—	1,092,375	633,500

SG&A	15,500	(a	)	—	(a	)	11,000	(a	)	28,000	(a	)	12,204	—	987,482	370,888

Interest Expense	—			—	(a	)	—	(a	)	—	(a	)	—	—	123,696	209,966

ENTITIES UNDER THE EQUITY METHOD (1)

	Starphire		Nichedirectories		Transworld Business Brokers—FL		Totals
	2003	2002	2003	2002	2003	2002	2003	2002
Cash	3,552	14,653	63,808	212,409	190,939	153,087	$258,299	$380,149

Other Assets	349,682	402,874	188,273	288,103	329,408	328,261	867,363	1,019,238

Total Assets	$353,234	$417,527	$252,081	$500,512	$520,347	$481,348	$1,125,662	$1,399,387

Current Liabilities	65,052	34,330	311,460	438,915	27,355	53,990	403,867	527,235

Total Liabilities	$65,052	$34,330	377,187	$484,850	$142,354	$168,990	$584,593	$688,170

Total Equity (Deficit)	$288,182	$383,197	$(125,106)	$15,662	$377,993	$312,358	$541,069	$711,217

ENTITIES UNDER THE EQUITY METHOD (1)

	Starphire		Nichedirectories		Transworld Business Brokers – FL		Total
	2003	2002	2003	2002	2003	2002	2003	2002
Revenue	$81,752	$76,440	$654,068	$544,272	$1,174,460	$1,581,034	$1,910,280	$2,201,746

SG&A	121,074	364,444	768,035	755,608	1,085,340	1,576,717	1,974,449	2,696,769

Depreciation and Amortization	14,396	21,188	23,026	13,417	1,500	1,833	38,922	36,438

Interest expense	(58)	12,451	3,643		(483)	8,063	3,102	20,514

Income/Loss	$(53,660)	$(321,643)	$(140,636)	$(224,753)	$88,103	$(5,579)	$(106,193)	$(551,975)

INTERCOMPANY ITEMS INCLUDED IN ABOVE

Revenue	207	—	—	—	—	—	207	—

SG&A	3,750	27,330	35,956	56,420	12,750	17,550	52,456	101,300

Interest xpense	—	12,451	—	—	—	8,063	—	20,514

(a)    No activity under Newtek ‘s ownership during this time period

(1)	The company also owns 20% of Copia Technology, which had no operating activity and no assets.

NOTE 11 – SUBSEQUENT EVENTS

In October of 2003, Newtek sold 125,000 shares of common stock in a private transaction, with gross and net cash proceeds of approximately $477,000.

Also in October of 2003, Newtek raised $6,800,000 of certified capital for another Capco fund, Wilshire Louisiana Partners IV, LLC.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Three Months Ended September 30, 2003 compared to Three Months Ended September 30, 2002

Revenues increased by approximately $9,525,000 to $26,429,000 for the three months ended September 30, 2003, from $16,904,000 for the three months ended September 30, 2002. Income from tax credits increased by approximately $7,181,000 to $22,067,000 for the three months ended September 30, 2003, from $14,886,000 for the three months ended September 30, 2002, due to Newtek meeting different investment thresholds mandated by the various state Capco statutes in the same three month period of 2003 versus 2002. Credit card processing revenue increased by approximately $1,360,000 to $1,880,000 for the three months ended September 30, 2003 from $520,000 for the three months ended September 30, 2002, due to the Company’s increase in credit card processing customers, as well as the company’s acquisition of Automated Merchant Services. Interest and dividend income increased by approximately $844,000 to $922,000 for the three months ended September 30, 2003, from $78,000 for the three months ended September 30, 2002. This increase was primarily due to the acquisition of Newtek Small Business Finance (“NSBF”). Other income decreased by approximately $109,000 to $1,142,000 for the three months ended September 30, 2003, from $1,251,000 for the three months ended September 30, 2002. This decrease is primarily due to the operating activities of consolidated partner companies other than credit card processing and NSBF as described above. Consulting fee income decreased $100,000 to $68,000 for the three months ended September 30, 2003 from $168,000 for the three months ended September 30, 2002. This decrease is a result of the increased focus on the credit card and small business lending activities. During the three months ended September 30, 2003, Newtek had a recovery of a previously written off investment of $350,000.

Interest expense increased by approximately $232,000 to $3,322,000 for the three months ended September 30, 2003 from $3,090,000 for the three months ended September 30, 2002. The increase was due primarily to the increased number of Capcos (Wilshire Colorado Partners and Wilshire Louisiana Partners III) in 2003, as well as the interest expense attributable to NSBF operations. Payroll and consulting fees decreased by $324,000 to $1,725,000 for the three months ended September 30, 2003 compared to $2,049,000 for the three months ended September 30, 2002. The decrease was due to the Company’s efforts to reduce consulting fees. Credit card processing direct costs increased by $552,000 to $871,000 for the three months ended September 30, 2003 from $319,000 for the three months ended September 30, 2002. Credit card administrative costs increased by approximately $796,000 to $1,227,000 for the three months ended September 30, 2003 from $431,000 for the three months ended September 30, 2002. These increases are due to the significant increase in the number of credit card processing customers.

Professional fees decreased by approximately $211,000 to $692,000 for the three months ended September 30, 2003 from $903,000 for the three months ended September 30, 2002. The decrease was due primarily to a decrease in the need for professional services in the three month period in 2003 versus the same period in 2002. Insurance expense increased by approximately $151,000 to $623,000 for the three months ended September 30, 2003 compared to $472,000 for the three months ended September 30, 2002. The increase is due primarily to the increased

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION: (Continued)

number of Capcos in the current period compared to the prior period. Other expenses increased by $142,000 to $955,000 for the three months ended September 30, 2003 from $813,000 for the three months ended September 30, 2002. The increase was due primarily to expenses incurred by consolidated partner companies.

Other than temporary decline in value of investments decreased by approximately $344,000 from $601,000 for the three months ended September 30, 2002 to $257,000 for the three months ended September 30, 2003, due to the Company’s determination that fewer impairment charges were required in the current period. Newtek determined that there was an other than temporary decline in the value of two debt investments held by its Louisiana Capco of approximately $257,000 for the three month period ended September 30, 2003. The Company determined that the collateral for these two investments (which are believed to be in liquidation) would not be enough to satisfy its obligations.

For the three month period ended September 30, 2002, the Company determined that there was approximately $100,000 of an other than temporary decline in the value of its investments for O.S. Johnson, LLC, $329,000 for DC Media, and an approximately $44,000 other than temporary decline in the value of its investments for Gino’s Seafood. In addition, the Company determined an impairment existed for a non-Capco investment (included in prepaid expenses and other assets on the balance sheet), and recorded a charge of approximately $150,000. In 2002, the Company also recovered approximately $22,000 of cash on two of its investments written down in 2000. These items aggregate approximately $601,000 which is shown on the statement of income as other than temporary decline in value of investments.

Equity in net losses of affiliates decreased by approximately $121,000 from $121,000 for the three months ended September 30, 2002 to zero for the three months ended September 30, 2003. This decrease is due to additional equity investments in 2002 compared to 2003, as well as additional losses incurred by the equity investment companies in the three month period ended September 30, 2002 as compared to the three month period ended September 30, 2003.

Nine months Ended September 30, 2003 compared to Nine months Ended September 30, 2002

Revenues increased by approximately $25,725,000 to $54,068,000 for the nine months ended September 30, 2003, compared to $28,343,000 for the nine months ended September 30, 2002. Income from tax credits increased by approximately $18,783,000 to $43,927,000 for the nine months ended September 30, 2003, from $25,144,000 for the nine months ended September 30, 2002, due to Newtek meeting different investment thresholds mandated by the various state Capco statutes in the same nine month period of 2003 versus 2002. Credit card processing revenue increased by approximately $2,955,000 to $3,868,000 for the nine months ended September 30, 2003 from $913,000 for the nine months ended September 30, 2002, due to the Company’s increase in credit card processing customers as well as two additional partner companies in the business. Interest and dividend income increased by approximately $2,322,000 to $3,005,000 for the nine months ended September 30, 2003, from $683,000 for the nine months ended September 30, 2002. This increase was primarily due to the activities of Newtek Small Business Finance (“NSBF”), which was acquired on December 31, 2002. Consulting fee income decreased by approximately $165,000 to $103,000 for the nine months ended September 30, 2003, from $268,000 for the nine months ended September 30, 2002. This decrease is a result of the increased focus on the credit card and small business lending activities. Other income increased by approximately $1,498,000 to $2,816,000 for the nine months ended September 30, 2003, from $1,318,000 for the nine months ended September 30, 2002. This increase is primarily due to the SBA loan servicing fee income and SBA loan application fees of $1,796,000 earned by Newtek Small Business Finance during the nine months ended September 30, 2003.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION: (Continued)

Interest expense increased by approximately $1,867,000 to $10,526,000 for the nine months ended September 30, 2003 from $8,659,000 for the nine months ended September 30, 2002. The increase was due primarily to the increased number of Capcos (Wilshire Colorado Partners and Wilshire Louisiana Partners III) in 2003, as well as the interest expense attributable to NSBF operations. Payroll and consulting fees increased by approximately $226,000 to $4,471,000 for the nine months ended September 30, 2003 compared to $4,245,000 for the nine months ended September 30, 2002. The increase was due to the increased number of partner companies. Credit card processing direct costs increased by $1,873,000 to $2,394,000 for the nine months ended September 30, 2003 from $521,000 for the nine months ended September 30, 2002. Credit card processing administrative costs increased by approximately $910,000 to $2,252,000 for the nine months ended September 30, 2003 from $1,342,000 for the nine months ended September 30, 2002. The increases are due to the significant increase in the number of credit card processing customers.

Professional fees increased by $322,000 to $2,749,000 for the nine months ended September 30, 2003 from $2,427,000 for the nine months ended September 30, 2002. The increase was due primarily to additional legal fees incurred, which is attributable to the increased size and number of Capcos in 2003 versus 2002, as well as due to the increase in numbers of partner companies. Other expenses increased by $1,387,000 to $2,898,000 for the nine months ended September 30, 2003 from $1,511,000 for the nine months ended September 30, 2002. The increase was due primarily to expenses incurred by consolidated partner companies other than credit card processing and NSBF as described above.

Other than temporary decline in value of investments increased by approximately $402,000 from $1,589,000 for the nine months ended September 30, 2002 to $1,991,000 for the nine months ended September 30, 2003, due to the Company’s determination that a greater amount of its investment values were impaired in the first nine months of 2003 versus the same period of 2002. During the nine month period ended September 30, 2003, Newtek determined that there was an approximately $943,000 of an other than temporary decline in the value of its investments for Merchant Data Systems, Inc., (“MDS”) $500,000 for 1-800 Gift Certificate, $271,000 for an equity investment in Direct Creations, LLC, $145,000 for O.S. Johnson, LLC, $112,000 for Gerace Auto Parts, and $20,000 for Transworld Business Brokers, LLC. These items aggregated approximately $1,991,000 which is shown on the statement of income as other than temporary decline in value of investments.

The Company also has a debt investment in Direct Creations (“DC”) which had produced a new infomercial for its only product the “Zen Oracle Training Putter”. DC was counting on a high response rate from its April, 2003 media buys. The results from this airing of the infomercial were extremely disappointing and accordingly, the investment committee has serious doubts as to the market acceptability of the Zen Oracle and thus the viability of the company. The debt that is owed by DC to Newtek’s capco subsidiaries is collateralized by the assets of DC (some inventory that would need to be “closed-out”) and a personal guarantee from the CEO. The Company believes that the CEO has the financial capability to honor the guarantee and accordingly, the investment committee has determined that there has not been an other than temporary decline in the recorded value of its debt investment.

1-800 Gift Certificate has not provided a 2002 annual audited financial statement. The audited financial statement was required to be delivered to Newtek as of April 1, 2003. This constitutes a technical default of covenants under the investment terms. 1-800’s interim financial statements have indicated an additional weakening of the balance sheet (which reflects a negative equity position). The Company does not expect to recover this investment.

In March, 2003, Wilshire Partners (Newtek’s Florida Capco) filed a law suit in Florida state court claiming a default under the outstanding debt investment to MDS. MDS counter-sued Wilshire Partners, and Newtek’s CEO,

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION: (Continued)

COO and CFO in April, 2003. Although the investment committee is confident that the balance owed is appropriate and due, it does not expect to recover this investment.

For the nine month period ended September 30, 2002, Newtek determined that there was approximately $734,000 of an other than temporary decline in the value of its investments for Starphire Technologies, LLC, approximately $87,000 other than temporary decline in the value of its investment for Gino’s Seafood, approximate $458,000 for Direct Creations, LLC, $100,000 for O.S. Johnson, LLC and an approximate $77,000 other than temporary decline in the value of its investments for Embosser’s Sales and Service. In addition, Newtek determined an impairment existed for a non-Capco investment (included in prepaid expenses and other assets on the balance sheet), and recorded a charge of approximately $162,000. In 2002, Newtek also recovered approximately $29,000 of cash on two of its investments written down in 2000. These items aggregate approximately $1,589,000 which is shown on the statement of income as other than temporary decline in value of investments.

For the nine month period ended September 30, 2003, equity in net losses of affiliates decreased by approximately $794,000 to zero from $794,000 for the nine month period ended September 30, 2002. This decrease is due to additional equity investments in 2002 compared to 2003, as well as additional losses incurred by the equity investment companies in the nine month period ended September 30, 2002 as compared to the nine month period ended September 30, 2003.

At September 30, 2003, Newtek had nineteen majority-owned partner companies, all of which were as a result of investments through the capco programs. For the nine months ended September 30, 2003, these companies represented approximately $2,813,000 in losses that are consolidated in Newtek’s results (net of inter-company eliminations of $1,092,000 in revenues and $1,111,000 in expenses). For the nine months ended September 30, 2003, revenues from consolidating partner companies, net of inter-company eliminations, amounted to $9,344,000 and were generated from the following sources: SBA lending ($4,644,000), credit card processing ($3,868,000), consulting ($463,000), outsourced bookkeeping ($162,000), and other ($207,000). For the nine months ended September 30, 2003, expenses incurred by consolidating partner companies, net of inter-company eliminations, amounted to $12,157,000 and were incurred by the following sources: SBA lending ($4,733,000), credit card processing ($4,646,000), consulting ($1,773,000), outsourced bookkeeping ($656,000), and other ($349,000). For the nine months ended September 30, 2002, these companies represented approximately $2,176,000 in losses that are consolidated in Newtek’s results (net of inter-company eliminations of $634,000 in revenues and $581,000 in expenses). For the nine months ended September 30, 2002, revenues from consolidating partner companies, net of inter-company eliminations, amounted to $1,823,000 and were generated from the following sources: credit card processing ($913,000), consulting ($212,000), outsourced bookkeeping ($171,000), and other ($527,000). For the nine months ended September 30, 2002, expenses incurred by consolidating partner companies, net of inter-company eliminations, amounted to $3,999,000 and were incurred by the following sources: credit card processing ($1,863,000), consulting ($1,188,000), outsourced bookkeeping ($404,000), and other ($544,000).

As of December 31, 2002, SBA loans that were past due more than 90 days, but was still performing (accruing interest), amounted to $293,800. Of this amount, $175,000 became current, and $100,000 was moved to non-performing status. As of September 30, 2003, SBA loans that are past due more than 90 days, but are still performing (accruing interest), amount to $65,824.

As of December 31, 2002, SBA loans that are on a non-accrual basis amounted to $2,914,767. As of September 30, 2003, SBA loans that are on a non-accrual basis amount to $4,248,724. This increase was predominately due to two loans being degraded to non-performing status. Charge offs are made due to the decrease in asset quality of the receivables as a result of their poor performance on repaying the SBA loan. Newtek considers the specific payback performance of each SBA loan, as well as payback performance as a whole, to determine if our provision is adequate.

LIQUIDITY AND CAPITAL RESOURCES

Newtek has funded its operations primarily through the issuance of notes to Certified Investors through the Capco program. To date, Newtek has received approximately $166,700,000 in proceeds from the issuance of long-term debt, Capco warrants and the Company’s common stock through the Capco programs. The Company’s principal capital requirements have been to fund the extinguishment of the principal amount of notes issued to the Certified Investors, the acquisition of Capco insurance policies, the acquisition of partner companies interests, funding of other investments, and working capital needs resulting from increased operating and business development activities of its Partner Companies.

Net cash used in operating activities for the nine months ended September 30, 2003 of approximately $3,873,000 resulted primarily from net income of approximately $14,040,000, increased by the non-cash interest expense of approximately $8,642,000. It was also affected by the approximately $1,991,000 in other than temporary decline in value of investments, approximately $1,912,000 in minority interest, the approximately $43,927,000 in income from tax credits, and the deferred income tax provision of $8,857,000. In addition, Newtek had an increase in components of working capital of $1,709,000.

Net cash provided by investing activities for the nine months ended September 30, 2003 of approximately $167,000 resulted primarily from returns of principal of approximately $4,677,000, offset by approximately $9,810,000 in additional qualified investments made in the period, $1,500,000 of cash paid for the acquisition of AMS, and approximately $3,725,000 in SBA loans issued. Newtek also received approximately $5,590,000 in repayments of its SBA loans receivable and Newtek consolidated approximately $5,303,000 of cash of its majority owned partner companies.

Net cash used in financing activities for the nine months ended September 30, 2003 was approximately $2,465,000, primarily attributable to approximately $1,637,000 from the private placement of common stock and exercise of stock options, $1,000,000 in proceeds from issuance of debt, and $2,000,000 in proceeds from the sale of preferred stock of a consolidated subsidiary, offset by approximately $4,854,000 in payments on SBA loans payable, and payment of notes payable-insurance of $1,488,000, $315,000 of repayment to notes payable-other, and repayment of a line of credit totaling $450,000.

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

PART II – OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)    The following transaction in the securities of the Registrant occurred in the three month period ending September 30, 2003.

The securities sold were shares of the Company’s common stock and the sale was to an unaffiliated, accredited investor and in reliance on Section 4(2) of the Securities Act of 1933, as amended, and applicable New York State law. The shares were sold for cash at an approximately 20 percent discount to the then current market value due to the fact that the shares are restricted under applicable securities laws and were sold without registration rights.

NAME	DATE	SHARES	PRICE
Robert & Betsy Wexler	July 18, 2003	16,666	$4.50

ITEM 5.    OTHER INFORMATION

Attached as Exhibits 31.1, 31.2 and 99.1 are, respectively, the Certifications required by Rules 13a-14(a)/15d-14(a) and Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: November 13 , 2003	/s/ Barry Sloane
Barry Sloane Chairman of the Board, Chief Executive Officer and Secretary

Date: November 13 , 2003	/s/ Brian A. Wasserman
Brian A. Wasserman Treasurer, Chief Financial Officer and Director

Date: November 13 , 2003	/s/ Giuseppe Soccodato
Giuseppe Soccodato Controller and Chief Accounting Officer