Form 10KSB/A
period 2002-12-31
NEWTEK BUSINESS SERVICES INC
filed 2004-02-12
CIK 1094019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1


  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM _______________TO _______________

COMMISSION FILE NUMBER: 001-16123

                         NEWTEK BUSINESS SERVICES, INC.

                   NEW YORK                                 11-3504638
----------------------------------------------   -------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION    (I.R.S. EMPLOYER IDENTIFICATION
               OR ORGANIZATION)                                NO.)

  100 QUENTIN ROOSEVELT BOULEVARD SUITE 408
                GARDEN CITY NY                                 11530
----------------------------------------------   -------------------------------
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

Yes |X|   No |_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         State the issuer's revenues for its most recent fiscal year:
$34,624,151 The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold on March 17, 2003, was approximately $44,851,144.

         As of March 17, 2003 there were 25,410,844 shares issued and outstanding of the registrant's Common Stock, par value $0.02 per share.

                                TABLE OF CONTENTS

ITEM 1 - Description of Business...............................................1

Certified Capital Companies - capcos...........................................4

Principal Business Activities: Partner Companies..............................10

Primarily Controlled Companies (accounted for under the equity method)........19

Other, Passive or Venture Capital Investments.................................21

Execution: Regional Business Development Centers..............................23

Government Regulation: Investment Company Act of 1940.........................28

Government Regulation: State Capco Regulation.................................29

Government Regulation: Sarbanes-Oxley Act of 2002.............................30

Shareholder Value.............................................................30

Risks Associated with Newtek's Business.......................................31

ITEM 6 - Management's Discussion and Analysis or Plan of Operation............34

Introduction and Certain Cautionary Statements................................34

Critical Accounting Policies..................................................33

New Accounting Pronouncements.................................................36

Comparison of the years ended December 31, 2002 and December 31, 2001.........38

Liquidity and Capital Resources...............................................41

Income from capco Tax Credits.................................................45

Impact of Inflation...........................................................48

ITEM 7 -  Financial Statements................................................49

Notes to Financial Statements.................................................57

ITEM 12 - Certain Relationships and Related Transactions.....................109

Signatures...................................................................110

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

         OVERVIEW. Newtek Business Services, Inc., which changed its name from that of Newtek Capital, Inc. in November 2002 in order to emphasize its current business objectives, is engaged in the business of

         o owning, operating or coordinating 8 businesses lines which serve small businesses and

         o organizing certified capital companies ("capcos") and investing funds made available under the capco programs in small businesses including, those in which it holds an equity position.

         During 2002, direct business operations of its businesses resulted in revenue of approximately $4 Million or 12% of total revenue and the operation of the capcos resulted in non-cash revenues related to the capco tax credits of approximately $30 Million, or 88% of total revenue. The chart on the following page depicts how these revenues are generated. During the same period, Newtek realized net income (exclusive of extraordinary gains) of approximately $4.5 Million, substantially all of which is attributable to the non-cash income related to the capco programs. The revenue resulting from the capco tax credits are non-cash and are used exclusively to satisfy obligations of the capcos to deliver tax credits to their investors. Until Newtek's partner companies are able to generate and distribute cash earnings to Newtek, it must rely on the capco management fees as the sole source of cash to meet its non-capco expenses.

         Newtek is a New York corporation organized in 1999 in conjunction with the combination of the business of Newtek's predecessor, BJB Holdings, Inc., and REXX Environmental Corporation which at that time was traded on the American Stock Exchange.

         BUSINESS & BUSINESS STRATEGY. Newtek's strategy is to operate the capcos and utilize resources and funds available under the programs to develop businesses that emphasize serving other small businesses. During 2002 Newtek has reduced the number of business lines that it is investing in and operating and as of year-end Newtek is placing primary emphasis on 8 such lines. Services to small businesses which Newtek has emphasized during 2002 and expects to emphasize into the future include:

         NEWTEK SMALL BUSINESS FINANCE - small business loans available under programs of the United States Small Business Administration
         NEWTEK MERCHANT SOLUTIONS - small business electronic payment processing
         NEWTEK FINANCIAL INFORMATION SERVICES - small business financial and management reporting and planning
         NEWTEK TAX SERVICES - small business tax preparation services (currently being organized)

Secondary emphasis has been placed on the following:

         NEWTEK BUSINESS EXCHANGE -- small business brokerage and M & A services NEWTEK IT SERVICES - software development and systems integration NEWTEK SECURITIES - the capital formation assistance of a broker-dealer NEWTEK STRATEGIES - small business strategic marketing planning and advice

         NEWTEK GENERATES REVENUE THROUGH THE OPERATION OF CAPCO'S AND
            THROUGH EARNINGS AND RETURNS ON THE INVESTMENTS IT MAKES


-----------------------------------        -------------------------------------
  STATES ADOPT CAPCO PROGRAMS TO            FUNDS REMAINING AFTER PAYMENT FOR
  FOSTER JOB & SMALL BUSINESSES        |-> CREDIT ENHANCEMENT PLUS OTHER FUNDS
 GROWTH; INSURANCE COMPANIES GET       |    RAISED OUTSIDE CAPCO PROGRAMS ARE
     TAX CREDITS FOR FUNDING.          |  INVESTED: $63.6 MILLION IN BUSINESSES
                                       |          THRU DECEMBER 31, 2002
-----------------------------------    |   -------------------------------------
                |                      |                     |
                |                      |                     |
               \|/                     |                    \|/
-----------------------------------    |   -------------------------------------
NEWTEK HAS ORGANIZED AND INVESTED      |   $43.7 MILLION INVESTED IN COMPANIES
$3,778,000 IN SEED CAPITAL FOR TEN     |     WHERE NEWTEK TAKES A VERY ACTIVE
              CAPCOS                   |      PARTICIPATION IN OWNERSHIP AND
                                       |      MANAGEMENT INCLUDING COST-FREE
                                       |      LICENSING OF NEWTEK BRAND NAME
-----------------------------------    |   -------------------------------------
                |                      |                     |
                |                      |                     |
                |                     /|\                    |
               \|/                     |                    \|/
-----------------------------------    |   -------------------------------------
  NEWTEK'S CAPCOS HAVE BORROWED        |   INVESTMENTS ARE PRINCIPALLY DIRECTED
ABOUT $165 MILLION FROM INSURANCE      |  AT PROVIDING SERVICES NEEDED BY OTHER
COMPANIES THROUGH 2002; INSURANCE      |  SMALL BUSINESSES AND WHICH CAN BENEFIT
 COMPANIES TREAT RECEIPT OF STATE      |           FROM CROSS MARKETING
  TAX CREDITS AS INTEREST INCOME       |
-----------------------------------    |   -------------------------------------
                |                      |                     |
                |                      |                     |
               \|/                     |                    \|/
-----------------------------------    |   -------------------------------------
ABOUT HALF OF AVAILABLE CASH USED      |   A SMALLER PORTION OF INVESTMENTS ARE
TO PURCHASE CREDIT EXTINGUISHMENT      |     VENTURE CAPITAL-TYPE OR PASSIVE
   (REPAYMENT OF PRINCIPAL) AND      <-|    INVESTMENTS, BOTH DEBT AND EQUITY
   ENHANCEMENT (PAYMENTS IF TAX
        CREDITS ARE LOST)
-----------------------------------        -------------------------------------
                |                                            |
                |                                            |
                |                                            |
               \|/                                          \|/
--------------------------------------------------------------------------------
VESTING OF TAX CREDITS BY CAPCOS IN        RESULTS RETURNS FROM INVESTMENTS
RECOGNITION OF REVENUE; IN 2002 THIS       PRODUCE REVENUE FOR NEWTEK; IN 2002
RESULTED IN $30 MILLION, OR 88% OF         THIS RESULTED IN $4 MILLION, OR 12%
NEWTEK'S GROSS REVENUE.                    OF GROSS REVENUE.
--------------------------------------------------------------------------------

Newtek's business originated in 1998 and initially focused exclusively on developing income opportunities related to the capco programs. Through the end of 2002, it has established and/or manages 10 capcos or capco funds and provided the initial required capitalization for them of approximately $3.8 Million. Conceived as venture capital funds, it has become very apparent both to Newtek and state governments, that additional funds made available through the capco programs are only one element of successful business strategies for new and growing small businesses. After its first year of operations, Newtek determined that it would take a "hands-on" approach to its investments and provide the other elements necessary for the businesses to survive and succeed. Through 2001 and 2002, this trend to greater participation in the businesses in which it has invested has led Newtek to the determination to focus on the types of businesses in which it will primarily (but not exclusively) invest, as described above, and to take a very active role in the management of these businesses. Newtek has been able to manage its participation in the capco programs in a manner which enables it to take advantage of the funds in the programs to support its development of principally partner companies while at the same time conforming to the spirit and legal requirements of the capco programs to create new businesses and the jobs and economic growth that accompany such new businesses. (See: "Certified Capital Companies - capcos - The Role of Capcos in Newtek's Business Strategy.")

         Newtek continues to distinguish between its partner companies (those where it takes a greater role in ownership and management) and the other investments (those where it has a lesser role, or lesser equity or only a debt investment in the business). Marketing strategies have been developed during 2002 to enable the partner companies, operating in different markets and with overlapping but not identical ownership and management, to benefit from the unified market presence as a NEWTEK-branded business service or financial product.

         During 2002 Newtek completed the acquisition of a company that manages an operating capco in New York and organized and marketed the notes of its ninth and tenth capcos under new legislation in Colorado and Louisiana.* The entity that manages and owns a minority interest in the operating capco, Exponential, LLC, was acquired in January 2002 in an all stock transaction, and was a partially-owned subsidiary of a private company, operating out of offices in Albany and Syracuse, New York. The net current asset value of Exponential is small but Newtek believes that the increased presence in the up-state New York region will be beneficial to its overall business.

         Subsequent to a capco investment made in September 2002 in a partner company, SBA, Inc., in December Newtek added its own non-cash resources to those of SBA, Inc. and facilitated the acquisition of Commercial Capital Corporation, one of only 14 licensees of the US Small Business Administration permitted to originate SBA guaranteed loans nationwide. This company had made approximately $370 Million in such loans since its inception in 1994, and held a current SBA loan servicing portfolio of approximately $196 Million including loans serviced for others of $141 Million. Newtek has licensed the use of the "Newtek" brand name at no cost and the acquired company now operates as "Newtek Small Business Finance." In conjunction with Newtek's participation in the acquisition, and its corporate guaranty, the principal warehouse lender for Commercial Capital, a Deutsche Bank affiliate, agreed to renew

--------
* In Louisiana, due to the structure of the capco legislation, Newtek has one capco which operates three separate funds. Because the funds are organized and funded separately, Newtek considers them and here refers to them as three separate capcos.

its $75 Million revolving credit facility and agreed to exchange $1.5 million of borrowings for $1.5 Million in preferred stock in the lender. In addition, in January 2003, Newtek was instrumental in arranging for the strategic investment in Newtek Small Business Finance by an affiliate of Credit Suisse First Boston Corporation of an additional $2 Million. Newtek completed the transaction with an 80% ownership in the lender and its holding company, SBA, Inc., of which 60% is held directly and 20% is held by the capco. Newtek received no other consideration from any other party in this transaction. Newtek valued this acquisition at $2 Million, representing the cash investment by Newtek's capco plus approximately $1.1 Million in Newtek common stock issued, or $3.1 Million in total. This addition to the business of Newtek will greatly supplement the services which Newtek can provide to the small business market.

         In 2002 all of the consolidated companies that Newtek's capcos invested in generated a net loss of $3.4 Million on revenues of $3.7 Million. During the year 2002, Newtek's capcos invested an aggregate of $16.2 Million and determined that investments totaling $1.57 Million had incurred an other than temporary impairment in value; since inception, Newtek's capcos have invested an aggregate of $63.6 Million against which $3.14 Million has been determined to be impaired. During the first six months of 2003, Newtek invested an additional $4,783,000 and determined the existence of $1,734,000 in other than temporary impairments in its investments. During the same period, Newtek made one equity method investment of $983,000 and experienced $118,000 in losses from previous equity method investments.

         Newtek and its capcos do not generate any revenue for goods or services from the companies in which it invests. The partner companies and others in which the capcos invest do provide services, and to a much lesser degree goods, to each other. However, the effect of such inter-company revenues and expenses are eliminated in consolidation of the financial results. Newtek relies on the annual management fees of 2.5% of certified capital, as fixed by the capco statutes, as its principal source of cash to cover its operating expenses. This covers all supportive services generally provided by Newtek to its Partner Companies and other investee companies, however, this fee is paid out of capco cash on hand and is not set aside or reserved for payment out of the funds received by the capcos. The services range from advice and assistance with strategic relationships to direct and daily involvement in policy making and management.

         We describe below the requirements of the capco programs, the way in which we use the capco insurance to attract investors and the cost of that insurance. Because of this arrangement, in all of the capcos we have organized, after payment of the organizational costs and the capco insurance premium, we always have remaining cash equal to approximately 45% of the amount initially raised. The critical feature of all capco programs is that a minimum of 50% of initial investment in the capcos must be placed in qualified business investments within a specified time, usually 5 years. As each capco receives repayment of debt plus interest, as well as receives return of and on equity investments, it is able to reinvest the funds in other qualified businesses (which may be its partner companies or others). It is through this "investment-return-and- reinvestment" process that Newtek's capcos are able to meet the minimum investment requirements of the capco programs. In 2001 Newtek's capcos received total repayments or returns of approximately $12.1 Million, and in 2002 they received approximately $14 Million. These funds supplemented the funds available for meeting minimum investment requirements.

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

         THE ROLE OF CAPCOS IN NEWTEK'S BUSINESS STRATEGY. Management of Newtek has determined that the features of the capco programs facilitate the use of the capco funds in the support of its development as a holding company for a network of small business service providers. While observing all requirements of the capco programs, Newtek has simultaneously been able to use this funding source as a means to facilitate the growth of its businesses focused on providing goods and services to other small businesses.

         The authorizing statutes in each of the states in which Newtek's capcos operate explicitly allow and encourage the capcos to take equity interests, which in some cases may include majority or controlling interests, in companies. Consequently, Newtek may, consistent with its business objectives, acquire interests in companies through the use of the funds in its capcos and provide management and other services to these companies. The investments by the capcos create jobs and foster economic development consistent with the objectives of the programs as stated in most capco statutes. Furthermore, because Newtek's capcos have arranged for the repayment of the principal portion of their notes (by the AIG affiliate) and the interest payment of the notes is "paid" through the use of tax credits, Newtek's capcos are under no pressure to generate short-term profits and may invest for long-term profitability. All of Newtek's current majority-owned companies are less than three years old, some are less than one year old, and all but one have produced a loss for 2002. Because of the nature of the capco program, Newtek may accept the higher level of losses common to start up companies, as it has the ability to devote the time, attention and resources to these companies which they require to become successful.

         These capco programs are, in the view of Newtek's management, a complement to Newtek's long-term strategy of acquiring, developing and operating companies that provide business products and financial services to small businesses. Based upon the experience of its management, Newtek determined early in the operations of the capcos that the targeted new and small businesses required much more than just the funds available in the capcos. These businesses also require administrative, managerial, technical, legal and financial management assistance that Newtek provided in structuring and building the businesses. This hands-on management approach facilitates the general objectives of the capco programs of economic development, while at the same time permitting Newtek to develop its long-term investments.

         Management of Newtek believes that it has built upon the resources of the capco programs to enhance the development of small businesses by significantly more than investing or loaning capco funds to an entrepreneur. Passive investment may have worked often enough in the business climate of the 1990's, but businesses today, particularly small businesses, require much more than funds to succeed. In order to make the capco investments successful, and thus to fulfill the public policy objectives of the capco programs, Newtek has attempted to take the next step with the active addition of management resources, technical and professional expertise and non-capco funds. This has included during 2002 the development of the zero-cost "NEWTEK" branding for the partner companies, as well as the material and significant assistance that Newtek provided to its partner company, Newtek Small Business Finance, in the negotiation of an extension of a $75 Million credit line, which included an $3 Million debt forgiveness and conversion of $1.5 Million into preferred stock of the partner company. This was followed by the subsequent sale in January 2003 by the partner company of $2 Million in preferred stock to a unit of Credit Suisse First Boston Corporation in conjunction with a referral agreement for lending business. These are good examples of the other types of possible benefits available to the partner companies by association with a larger business such as Newtek.

         THE CAPCO PROGRAMS; TAX CREDITS. The recognition of revenue by the capcos organized by Newtek at present represents the largest single source of revenue to Newtek, or approximately 88% of gross revenue in 2002. Such revenue is the principal contribution to Newtek's net income in 2002 and 2001.

         In return for the capcos making investments in the targeted companies, the states provide tax credits, generally equal to funds invested in the capco by insurance companies, that are available for use by insurance companies that provide the funds to the capcos. In order to maintain its status as a capco, and to avoid recapture or forfeiture of the tax credits, each capco must meet a number of specific investment requirements, including a minimum investment schedule. A final loss of capco status, that is decertification as a capco, could result in loss or possible recapture of the tax credit. Newtek's capcos have agreed with their funding insurance companies to provide, in the event of decertification, payments by the capco or, as described below, by the capco insurer to the insurance companies in the nature of compensatory payments, to replace the lost tax credits.

         INVESTMENT REQUIREMENTS. Each of the state capco programs has a requirement that a capco, in order to maintain its certified status, must meet certain investment requirements, both qualitative and quantitative benchmarks.

         Quantitative Requirements: For example in the state of New York, a capco must invest at least 25% of its "certified capital" (the amount of the original funding of the capco by the insurance companies) by 24 months from the initial investment date, 40% by 36 months and 50% by 48 months. The minimum investment requirements and time periods, along with the related tax credit recapture requirements are set out in detail below. See, also, Management's Discussion and Analysis -Income from Tax Credits and Note 1 of Notes to Consolidated Financial Statements - Revenue Recognition. The minimum requirements are calculated on a cumulative basis and allow the capcos to receive a return of an investment and re-invest the funds for full additional credit towards the minimum requirements.

         Qualitative Requirements: These include limitations on the initial size of the recipients of the capco funds, including the number of their employees, the location within the respective state of the recipients and the recipients' commitment to remain therein for a specified period of time, the types of business conducted by the recipients, and the terms of the investments in the recipients. Most significant for Newtek's business is the fact that the capco programs generally do not pose any obstacle to investments in qualified businesses which result in significant, majority or, in some cases, controlling ownership positions. This enables Newtek to achieve both public policy objectives of the capco programs, of increasing the number of small businesses and job opportunities in the state, as well as its own objectives of developing a number of small business service companies which may become profitable and return a meaningful return both to Newtek's stockholders and to the local participants in the businesses. In addition, because the businesses that Newtek is building themselves provide needed, and in management's judgment cost effective, goods and services to other small businesses, the growth of this important segment of a state's economy may be accelerated.

         Enforcement of Requirements: The various states, which administer these programs through their insurance, banking or commerce departments, conduct periodic reviews and on site examinations of the capcos in order to verify that the capcos have met applicable investment requirements and are otherwise acting in conformance with the statutes and rules. Capcos are required to maintain detailed records so as to demonstrate to state examiners compliance with all applicable requirements. A failure of a capco to meet one of the statutory minimum quantitative investment benchmarks within the time specified would constitute grounds for the loss of the capco's status, or its decertification, and the loss and recapture of some or all of the tax credits previously passed through the capco to its investors. A decertification of one of Newtek's capcos would have a material adverse effect on the business of Newtek in that it would require the capco insurer to make compensatory payments equal to the lost tax credits and would permit the insurer to assume control over the assets of the capco in order to cover its losses. Compliance with these requirements is reflected in contractual provisions of the agreements between each capco and its investors. The capcos covenant to their investors to use the funds only for investments as permitted by the capco laws or for related expenses and to refrain from taking any action which would cause the capco to fail to continue in good standing. See, also, -- Government Regulation; State Capco Regulations, below.

         Newtek's Record of Compliance: As of the end of 2002, all of Newtek's capcos were in material compliance with all applicable requirements and four of the ten capcos had met their final, minimum 50 % thresholds. This achievement eliminates entirely the risk of decertification and tax credit recapture or loss for its insurance company investors in these capcos, and this represents approximately $51.4 Million of tax credits, or about 35% of the tax credits associated with Newtek's capcos.

         CAPCO INSURANCE: CREDIT EXTINGUISHMENT & CREDIT ENHANCEMENT. Newtek has purchased insurance to cover the risks associated with the operation of its capcos from American International Specialty Lines Insurance Company and National Union Fire Insurance Company of Pittsburgh, both subsidiaries of American International Group, Inc. (AIG), a well respected international insurer. Both AIG and the subsidiaries are AAA credit rated. Under the terms of this insurance, which is for the benefit of the insurance company investors, the capco insurer assumes the obligation to repay the insurance companies a substantial portion of the principal amount of their debt (the extinguishment) as well as to make compensatory payments in the event of a loss of the availability of the related tax credits (the enhancement). In the event of either a threat of or a final decertification by a state, the capco insurer would be authorized to assume partial or complete control of the business of the particular capco so as to ensure compliance with investment or other requirements. This would likely avoid final decertification and the necessity of insurance or cash interest payments. However, control by the insurer would also result in significant disruption of the particular capco's business and likely result in significant financial loss to that capco. Decertification would also likely impair Newtek's ability to obtain certification for capcos in additional states as new legislation makes other opportunities available. The capcos are individually insured, and the assets of one are not at risk for the obligations of the others. AIG itself has not agreed to guarantee the obligations of the subsidiary insurers.

         In addition, Newtek's capcos have the ability to borrow additional funds, that is, to increase the amount of their uncertified capital, but Newtek has no need for or anticipation of utilizing this capacity. Such an increase in non-certified capital by a capco would have no effect on tax credit income or investment benchmarks for the capco. The additional funds could, however, be invested in qualified investments and speed the achievement of the benchmarks.

         In order to address this risk of decertification, which may generally be eliminated by meeting a 50% of capital investment threshold, Newtek's capcos have structured their investment program, consistent with safe and sound operations, so as to meet the investment benchmarks as early as possible. The table below also presents the cash positions of each of Newtek's capcos at organization:

         o        initial cash receipts from insurance companies (Certified
                  Capital),

         o        plus other cash receipts, consisting of

                  o initial seed money provided by Newtek: $3.8 Million and

                  o premiums paid by investing insurance companies in excess of the face amount of the capco notes to adjust the instruments to the then current market values: $16 Million

         o        plus amounts financed for the payment of insurance premiums,

         o        less payments for capco insurance policies.

The result, Net Cash Available for Investment, demonstrates that in all cases except two, the amount of cash available for investment by the capcos exceeded by minimal amounts the minimum 50% investment benchmarks. The final column demonstrates the aggregate of investments by each of the capcos and indicates the amount of minimum investment remaining to be made as of December 31, 2002. At that date four of the capcos had exceed the 50% minimum. The six other capcos had a total of $13.53 million of remaining minimum investment yet to be satisfied; one was at 46% and another at 49%. For additional information, please refer to the charts in Note 1 and Note 12 to the Financial Statements, at pages 55 and 77 respectively, and the related text.

-------------------------------------------------------------------------------------------------------------------------------
 CAPCO & YEAR    CERTIFIED    OTHER CASH     AI CREDIT      PREMIUM       PREMIUM       NET CASH     50% MINIMUM    MINIMUM
                  CAPITAL    (1) PROCEEDS    BORROWING    COVERAGE A     COVERAGE B   AVAILABLE TO   INVESTMENT   REMAINING AT
                                                                                         INVEST                     12/31/02
-------------------------------------------------------------------------------------------------------------------------------
1998
-------------------------------------------------------------------------------------------------------------------------------
WA (2)          $ 2,673,797   $   500,000            --   $ 1,647,905   $   157,694   $ 1,368,198   $ 1,336,899       None
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
1999
-------------------------------------------------------------------------------------------------------------------------------
WP (2)           37,384,028     2,446,773            --    23,127,927     3,998,948    12,703,926    18,692,011       None
-------------------------------------------------------------------------------------------------------------------------------
WLA (3)          16,400,000     2,051,020   $ 2,000,000     9,175,844     2,193,741     9,081,435     8,200,000    $  721,600
-------------------------------------------------------------------------------------------------------------------------------
WI               16,666,667     1,479,236     2,000,000     9,086,227     2,352,786     8,706,890     8,333,334     3,166,667
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
2000
-------------------------------------------------------------------------------------------------------------------------------
WNYII (2)         6,807,866     1,380,000     1,500,000     5,019,803       504,745     4,163,318     3,403,933       None
-------------------------------------------------------------------------------------------------------------------------------
WA (2)            1,136,364       115,266            --       661,432       160,068       430,130       568,182       None
-------------------------------------------------------------------------------------------------------------------------------
WLPII (2)(3)      3,050,000     1,248,274       300,000     2,456,565       319,958     1,821,751     1,525,000       None
-------------------------------------------------------------------------------------------------------------------------------
WNYIII           35,160,202     9,893,394     5,200,000    29,052,790     4,137,438    17,063,368    17,580,000       351,602
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
2002
-------------------------------------------------------------------------------------------------------------------------------
Wcol             22,057,767   $   661,733     2,000,000    11,654,021     3,604,978     9,460,501    11,028,884     5,293,906
-------------------------------------------------------------------------------------------------------------------------------
WLPIII          $ 8,000,000            --   $ 1,000,000   $ 2,859,644   $ 1,089,134   $ 5,051,222   $ 4,000,000     4,000,000
-------------------------------------------------------------------------------------------------------------------------------

(1) Newtek has invested a minimum of $500,000 in cash in six of the eight capcos it has organized; in Louisiana, the second and third capcos (investment pools) have been structured as permitted by the unique provisions of that state's statute be able to utilize the capital of the first Louisiana capco organized by Newtek to meet the initial capital requirements of the subsequent pools. "Other Cash Proceeds" consist of this initial funding by Newtek out of cash on hand, a total of $3,778,000, plus in some cases a market rate adjustment paid in cash by the certified investors to conform the imputed return on the capco notes to then current market rates, as negotiated on the closing of each of the capco fundings.

(2) Indicates that, at December 31, 2002, four capcos have met their minimum investment benchmark of 50 percent of Certified Capital and that, therefore, all related tax credits are beyond recapture or forfeiture. The consequence of this is that $51,052,055 in tax credits, or approximately 34% of the total, are irrevocably beyond recapture or forfeiture. In all cases, the benchmarks were met 12 months or more in advance of the statutory minimum investment benchmark dates.

(3) Tax credits allocated in these two Louisiana programs were calculated at 110% of certified capital; the numbers presented here, however, are the amounts of the Certified Capital (cash) actually received by the capco at funding.

         Newtek manages a tenth capco, Exponential, LLC, which is structured differently than Newtek's other capcos and is not covered by capco insurance as are its other capcos. Newtek does not own this capco. Newtek acquired 100% of an entity that has a less than 20% ownership in the Exponential Capco, and as such, the cost method of accounting for this investment is utilized; the balance of the equity of this one capco is owned by Utica Insurance Company.

         The Exponential Capco did not purchase any insurance to extinguish any of its obligations. Instead, it purchased and pledged discounted United States Treasury obligations that will increase in value over ten years to equal the amount of principal owed to Utica Insurance Company, in repayment of its initial funding. At December 31, 2002 and 2001, respectively, Exponential LLC held total assets of $9,700,361 and $7,522,911, and at the same dates it held $2,897,394 and $2,722,811 in Treasury obligations.

         NEWTEK'S ABILITY TO COMPETE. Newtek's business now requires it to compete at two basic levels. The capcos compete in their offerings with the three or four other capcos sponsored by various national financial organizations, as well as locally sponsored companies in one or another state. Newtek's management believes it has been successful in raising funds because of:

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

         Newtek has structured the capco securities as debt instruments and either warrants for participation in the equity of the particular capco or, during 2002, as a unit with shares of Newtek. Newtek's capco debt instruments have all been rated AAA or the equivalent by Standard and Poor's or another nationally recognized rating agency. The debt instruments and the tax credits they are related to are in some but not all state programs transferable, but such a transfer would have no effect on Newtek. In the past the individual capcos issued warrants entitling the holders to between 4% and 20% of the equity of the particular capco at a nominal exercise price. During 2002, Newtek has negotiated the exchange of many of these warrants for stock of Newtek which has the effect of reducing or eliminating the minority interests in the capcos and permitting all of the profits or losses of the capcos' investments to flow up to Newtek as the principal owner of the capcos. Future capco offerings will likely not include capco warrants as part of the debt offering and will likely include the sale of Newtek common stock.

         In addition to competing for capco funds, which are integral to the current state of the business, Newtek and particularly its partner companies must also compete in a number of markets for the sale of services to other businesses. Newtek has narrowed the focus of it's principal investments to that of 8 business lines. Each of these require the partner companies to compete not only against other suppliers in their particular state or region of the country, but also against suppliers operating on a national and even a multi-national scale. However, none of the markets in which the partner companies compete are dominated by a small number of companies which could materially affect the nature or terms of the competition. In addition, in many cases, the competitors which the partner companies face are not as able as are the partner companies to take advantage of changes in business practices due to technological developments and, by their large size, are unable to offer the personalized service that many small business owners and operators seem to want. Through the resources available in Newtek, the Company is attempting to build the partner companies into successful and profitable ventures. In 2002, the first of the partner companies showed a net profit for the first time. Management of Newtek is focused on improving these results of operations.

PRINCIPAL BUSINESS ACTIVITIES: PARTNER COMPANIES

         MAJORITY-OWNED OR PRIMARILY CONTROLLED PARTNER COMPANIES. Newtek refers to its partner companies as those companies in which it owns 50% or more of the outstanding voting securities, or "majority-owned partner companies," and those companies in which it owns more than 25% but less than 50% of the outstanding securities, and exercises more control over Newtek than any other shareholder, or "primarily controlled partner companies." Currently, fourteen (14) of the investments in partner companies are accounted for as consolidated subsidiaries and four (4) of the investments in the partner companies are accounted for under the equity method of accounting. Of these, two have thus far primarily engaged in business with other partner companies and the others are engaged in business with third parties. See Note 3 to Notes to Consolidated Financial Statements.

         MAJORITY-OWNED COMPANIES (ACCOUNTED FOR UNDER THE CONSOLIDATION METHOD)

         At December 31, 2002, Newtek had 14 majority-owned partner companies, all of which were as a result of investments through the capco programs. The majority-owned companies are grouped below by their business lines:

         o        Newtek Small Business Finance, Inc. - SBA Holdings, Inc.

         o Newtek Merchant Solutions - Universal Processing Services - Wisconsin, LLC

         o        Newtek Merchant Solutions - Universal Processing Services, LLC
                  (NY)

         o Newtek Merchant Solutions - Universal Processing Services - Louisiana, LLC

         o Newtek Merchant Solutions - Universal Processing Services - Colorado, LLC

         o Newtek Financial Information Systems of Florida - Group Management Technologies, LLC

         o Newtek Financial Information Systems of Louisiana -- Group Management Technologies of Louisiana, LLC

         o        Newtek Strategies - Harvest Strategies, LLC

         o        Newtek Business Exchange - Transworld Business Brokers of NY,
                  LLC

         o        Newtek Client Services - Global Small Business Services, LLC

         o        Newtek IT Services -- Advanced Internet Design & Applications,
                  LLC

         o        PPM Link, LLC - operating as Newtek Securities, LLC

         o        Exponential Business Development Corp.

         o        DC Media, LLC

For these majority-owned partner companies, Newtek will generally actively direct much of their operations. These companies are described below and summary financial information is also provided for each in the charts below. See also, Management's Discussion and Analysis or Plan of Operation and Note 22 of the Notes to Consolidated Financial Statements.

         NEWTEK SMALL BUSINESS FINANCE, INC. ("NSBF"). This latest of Newtek's principal investments was a major transaction for the company and holds much potential for the future. John Cox, a former Deputy Administrator of the US Small Business Administration with over 30 years experience, and until September 2002 a director of Newtek, following his resignation from the board of Newtek, joined with another 25 year veteran of the SBA, Michael Dowd, and together they organized and initially capitalized what became NSBF. One of Newtek's New York capcos provided $2 Million in capital and additional capital of $3.5 Million was raised from other institutional sources of which 2 million was subsequent to December 31, 2002. NSBF and Newtek together acquired Comcap Holdings Corp., and its subsidiary Commercial Capital Corporation, closing on the last day of 2002. Commercial Capital had been an active participant in the SBA-guaranteed loan market, having originated about $370 Million in loans and currently servicing about $196 Million in loans including $141 Million of loans serviced for others.

         Newtek was able to bring significant internal and external resources to bear to the transaction, including the agreement to provide a corporate guaranty of NSBF's bank debt, and issuing 380,471shares of its common stock as consideration for the acquisition (an additional 82,980 shares will be issued in the future if certain hurdles are met).

         UNIVERSAL PROCESSING SERVICES - WISCONSIN, LLC D/B/A NEWTEK MERCHANT SOLUTIONS OF WISCONSIN ("UPS-WI") provides credit card, debit card, gift card and check processing services directly to merchants and also, on a wholesale basis, acts as a processor for merchants that are brought to it through unrelated, third-party marketing organizations. UPS-WI acquires the majority of its merchant-customers through agreements with independent sales organizations and associations throughout the country which then contract with UPS-WI to provide processing services, and UPS-WI pays these organizations and associations a percentage of the processing revenue derived from their respective merchants. UPS-WI assists merchants with their initial installation of equipment and initial and on-going service and any other special processing needs that they may have. UPS-WI is continuing to enter into additional independent sales agreements with organizations and associations and has grown its customer base significantly during 2002.

         Since inception in June 2001, UPS-WI has experienced operating losses in each year of operations. These losses have been primarily related to general corporate overhead and compensation paid to employees of UPS-WI, which together have been greater than the revenues generated by the company on an annual basis. The company is currently adding approximately 125 customers per month and has reached a customer base of approximately 1,200 as of the end of 2002. Because of the growth experienced in 2002 and early in 2003, management of Newtek expects that this partner company may show positive cash flow and earnings by the end of 2003. In addition, the residual value of the current recurring revenue stream could, in the judgment of management, be readily sold at a price approximately equal to the company's accumulated losses.

         UNIVERSAL PROCESSING SERVICES, LLC D/B/A NEWTEK MERCHANT SOLUTIONS OF NY ("UPS") organized in March 2001 and based in New York, markets check, credit and debit card processing services, as well as ancillary processing equipment and software to merchants who accept credit cards, debit cards, and other non-cash forms of payment, the company also markets its products to larger national merchants with multiple locations. In addition to marketing these services to local markets, UPS is currently establishing relationships with local and regional banks that do not offer their own merchant processing, to enable them to offer these services to their clients through UPS. UPS provides direct merchant processing services, ancillary processing equipment and other related services for merchants. UPS contracts for the actual processing services provided to its merchants through an agreement with another Newtek partner company, Universal Processing Services -- Wisconsin, LLC. UPS has steadily increased the number of merchants under contract and has therefore experienced a continued increase in its monthly residual payments that it receives.

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

         UNIVERSAL PROCESSING SERVICES - LOUISIANA, LLC D/B/A NEWTEK MERCHANT SOLUTIONS OF LOUISIANA ("UPS-LA") is engaged in the same business line as the previous partner company, UPS in New York. It too, has experienced a steady but slow growth in its customer base since beginning operations in September 2001. Since inception UPS-LA has experienced operating losses in each year of operations. These losses have been primarily attributable to general corporate overhead and compensation and commissions paid to employees of UPS, which together have historically been greater than the revenues generated by the company on an annual basis

         UNIVERSAL PROCESSING SERVICES -COLORADO, LLC D/B/A NEWTEK MERCHANT SOLUTIONS OF COLORADO ("UPS-CO") is based in Colorado was a start-up in December 2002 and is engaged in the same business line as the previous partner companies, UPS in New York and UPS-LA. As a start-up, this Company has had no significant business during 2002.

         HARVEST STRATEGIES, LLC D/B/A NEWTEK STRATEGIES ("HARVEST") based in New York provides business development and outsourced management services to small and medium sized businesses. While many startup companies have viable products and services with exciting potential, history has confirmed that most will fail in a short period of time due to their lack of management expertise. Unlike management consulting firms that leave it to management to implement their suggestions, Harvest is distinguished by "rolling up its sleeves and executing the plan" as a true operating partner. In addition, its principals have experience in assisting companies implement large scale strategies. Harvest is a provider of outsourced executive management and strategic business development and implementation services to startup and early stage businesses. This portion of the market of smaller businesses is, in the judgment of management, largely untouched by the large management consulting firms that are strictly focused on Fortune 1000 companies.

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

Harvest is most frequently retained to assist businesses in the following areas:

         o        business plan formulation and implementation;

         o identification and execution of strategic business initiatives;

         o corporate governance assistance that formally sets forth all the appropriate board, management and legal policies;

         o        financial management;

         o development of product offerings, and recommendations concerning sales and marketing initiatives;

         o        investor relations management;

         o        recruitment and training of employees; and

         o        participation in client board meetings as requested.

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

         TRANSWORLD BUSINESS BROKERS OF NEW YORK, LLC ("TRANSWORLD NY") D/B/A NEWTEK BUSINESS EXCHANGE OF NEW YORK is based in New York and provides brokerage and consulting services in the purchase and sale of small and medium-sized businesses. Transworld NY focuses on marketing its services to businesses with annual sales between 1 Million to 20 Million Dollars. Since Newtek's original investment in March 2002, Transworld NY has gone through management changes and has experienced operating losses since its inception. These losses have been primarily attributable to general corporate overhead and compensation paid to employees, which together have historically been greater than the revenues generated by the company on an annual basis.

         GROUP MANAGEMENT TECHNOLOGIES, LLC ("GMT") D/B/A NEWTEK FINANCIAL INFORMATION SYSTEMS OF FLORIDA is based in Florida and provides administrative and technological support for small businesses by designing and implementing specialized financial. and management reporting systems and by providing outsourced financial management functions hat reduce costs and management requirements for its clientele. GMT targets the market segment of businesses that are too small to afford a full time financial executive, but have grown to the point where managerial and financial controls must be introduced in order to grow the business to the next level. GMT's specialists work closely with management to create budgets and forecasts that serve as planning tools as well as performance evaluation and control benchmarks.

         Since inception in November 1999, GMT has experienced operating losses in each year of operations. These losses have been primarily attributable to general corporate overhead and compensation and commissions paid to employees of GMT, which together have historically been greater than the revenues generated by the company on an annual basis.

         GROUP MANAGEMENT TECHNOLOGIES OF LOUISIANA, LLC ("GMT-LA") D/B/A NEWTEK FINANCIAL INFORMATION SYSTEMS OF LOUISIANA was organized in December 2002 and is based in Louisiana; it is engaged in the same line of business as is GMT. Management anticipates that in the future GMT-LA will contract with GMT for some of the services that are supplied to its clients. Since inception GMT-LA has experienced losses of which the majority are related to the start up expenses of the company.

         GLOBAL SMALL BUSINESS SERVICES, LLC ("GLOBAL") D/B/A NEWTEK CLIENT SERVICES is based in Florida. The Company was organized in June 2002 and provides marketing and database management services to small and mid-sized businesses. Services provided include direct mail, direct response, inbound and outbound targeted telephone marketing and marketing consultation on program design and development. Since inception Global has experienced losses of which the majority are related to the start up expenses of the company.

         ADVANCED INTERNET DESIGN & APPLICATIONS, LLC ("AIDA") D/B/A NEWTEK IT SERVICES was organized in western New York in 2000 and sells services to fulfill the need of small businesses for internet website creation, design and hosting. In particular, AIDA provides integrated and marketing internet portals on a project basis for small businesses. Newtek originally had high expectations for this company, but the developments in this area of business have made the ability of small companies to market such services profitability much more difficult. AIDA has experienced operating losses since inception. Newtek has narrowed the focus of the business and is exploring other ways in which it can improve the results of its operations.

         PPM LINK, LLC ("PPM Link") based in New York City and operating through its subsidiary NEWTEK SECURITIES, LLC, raises equity capital and debt for its clients, which are predominately small to mid sized businesses which need financing for the implementation of their business plan. PPM Link owns Newtek Securities, a broker dealer registered with the National Association of Security Dealers, and placed most efforts during 2002 into building a data base of potential investors. Newtek Securities began in 2002 to market its services as a placement agent for the securities of businesses across a number of industries. In 2002 these have included companies that focus on the specialty finance industry, the gaming industry and the transportation industry. Only one transaction has been completed through December 31, 2002.

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

         EXPONENTIAL BUSINESS DEVELOPMENT COMPANY, INC. ("Exponential") was originally organized in the mid-1990s to participate in the New York State capco program (effectively, a competitor of Newtek). It had structured its capco (Exponential, LLC) transactions differently than has Newtek with ownership being sold to the insurance company investors and a small equity portion retained by Exponential, the manager. The capco has made 11 small equity investments and 3 additional investments of both debt and equity. Exponential has also organized another investment vehicle (Exponential of New York, LP) that has made 6 equity investments and two others involving debt. Newtek's interest in this acquisition was due to the high reputation of the individuals participating in the company and the ability to identify and make investments in the northern and western areas of New York State.

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

         The unaudited summary financials for the partner companies accounted for as consolidated subsidiaries follow. These financial statements also reflect the degree to which Newtek's partner companies interact with each other to provide and market needed goods or, particularly, services from each other. The income from services provided to other partner companies is shown as "Intercompany Eliminated Revenue" and the cost of services acquired from other partner companies is shown as "Intercompany Eliminated Expenses." All such inter-partner company transactions were conducted on terms and conditions no less favorable to each party than those available from third parties. See also
Note 22 to the Notes to the Consolidated Financial Statements.

CONSOLIDATED ENTITIES

                                                         NEWTEK
                                                        MERCHANT                 NEWTEK                      NEWTEK
                                  NEWTEK               SOLUTIONS -              MERCHANT                    MERCHANT
                                STRATEGIES                CO                 SOLUTIONS - NY              SOLUTIONS - LA
                                 (HARVEST)              (UPC-CO)                 (UPS)                      (UPS-LA)
                         -----------------------   -------------------   ------------------------   -----------------------
                            2002         2001          2002      2001       2002          2001         2002         2001
                         ---------   -----------   -----------  ------   ---------    -----------   ---------   -----------
Cash                     $ 256,233   $ 1,638,703   $ 3,248,403    (a)    $   18,611   $ 2,969,784   $ 705,617   $ 1,259,089
Other Assets             $ 207,801   $   117,588   $     2,662    (a)    $  417,956   $   486,632   $  26,485   $    19,251
TOTAL ASSETS             $ 464,034   $ 1,756,291   $ 3,251,065    (a)    $  436,567   $ 3,456,416   $ 732,102   $ 1,278,340
Current Liabilities      $  33,006   $    53,026   $    14,433    (a)    $  108,554   $    51,630   $  29,729   $     7,251
TOTAL LIABILITIES        $  33,006   $ 1,002,978   $    14,433    (a)    $  584,112   $ 3,451,640   $  29,729   $     7,251
TOTAL EQUITY (DEFICIT)   $ 431,028   $   753,313   $ 3,236,632    (a)    $ (147,54)   $     4,776   $ 702,373   $ 1,271,089
                         ---------   -----------   -----------  ------   ---------    -----------   ---------   -----------


                                      NEWTEK
                                     MERCHANT
                                  SOLUTIONS - WI
                                     (UPS-WI)
                           --------------------------
                               2002           2001
                           -----------    -----------
Cash                       $   445,686    $ 1,798,864
Other Assets               $   254,444    $    46,722
TOTAL ASSETS               $   700,130    $ 1,845,586
Current Liabilities        $   118,670    $    19,174
TOTAL LIABILITIES          $ 1,588,670    $ 1,909,074
TOTAL EQUITY (DEFICIT)     $  (888,540)   $   (63,488)
                           -----------    -----------

CONSOLIDATED ENTITIES

                                                EXPONENTIAL           NEWTEK                  NEWTEK             N. FINANCIAL
                                                  BUSINESS         SMALL BUSINESS                IT               INFORMATION
                             PPM              DEVELOPMENT CO.,        FINANCE                SERVICES            SYSTEMS - FL
                            LINK                   INC.               (NSBF)                  (AIDA)                 (GMT)
                    ---------------------  -------------------- ------------------    --------------------- ---------------------
                      2002        2001       2002       2001       2002      2001       2002        2001       2002       2001
                    ---------- ----------  --------- ---------- ----------- ------    ---------   --------- ----------     ------
Cash                $1,254,506 $1,700,109  $  41,973 $  106,642 $ 4,367,870   (a)     $   2,372   3,835,404 $   70,034     17,799

Other Assets        $   61,686 $  130,558  $  25,551 $   41,372 $ 59,296,476  (a)     $  64,910     170,464 $  131,985    113,438

TOTAL ASSETS        $1,316,192 $1,830,667  $  67,524 $  148,014 $ 63,664,346  (a)     $  67,282   4,005,868 $  202,019    131,237
Current
  Liabilities       $1,069,144 $   46,553  $  59,996 $   57,350 $ 2,704,417   (a)     $ 103,655      60,673 $   44,809     13,795

TOTAL LIABILITIES   $1,919,144 $1,896,553  $  59,996 $   57,350 $ 58,028,909  (a)     $ 158,260   3,575,323 $  194,809    188,449
TOTAL EQUITY
  (DEFICIT)         $(602,952) $  (65,886) $   7,528 $   90,664 $ 5,635,437   (a)     $ (90,978)    430,545 $    7,210    (57,212)

                       N. FINANCIAL
                        INFORMATION          N. BUSINESS       NEWTEK CLIENT
                       SYSTEMS - LA        EXCHANGE OF NY         SERVICES             DC MEDIA
                          (GMT-LA)        (TRANSWORLD - NY)       (GLOBAL)             FINANCE                   TOTALS
                    -------------------  ------------------  -----------------    -----------------     -------------------------
                        2002      2001      2002      2001      2002      2001        2002     2001         2002          2001
                    -----------  ------  ----------  ------  ----------  -----    -----------  ----     ------------  -----------
Cash                $   284,000     (a)  $3,186,239     (a)  $2,377,662    (a)    $   344,293   (a)     $ 16,603,499  $13,326,394

Other Assets        $       500     (a)  $   55,005     (a)  $    1,415    (a)    $   385,063   (a)     $ 60,931,939  $ 1,126,025

TOTAL ASSETS        $   284,500     (a)  $3,241,244     (a)  $2,379,077    (a)    $   729,356   (a)     $ 77,535,438  $14,452,419

Current Liabilities $    11,373     (a)  $   21,089     (a)  $        0    (a)    $    92,226   (a)     $  4,411,101  $   309,452

TOTAL LIABILITIES   $    11,373     (a)  $  346,089     (a)  $        0    (a)    $   736,003   (a)     $ 63,704,533  $12,088,618
TOTAL EQUITY
  (DEFICIT)         $   273,127     (a)  $2,895,155     (a)  $2,379,077    (a)    $    (6,647)  (a)     $ 13,830,905  $ 2,363,801

CONSOLIDATED ENTITIES

                                                 NEWTEK                NEWTEK
                           NEWTEK               MERCHANT              MERCHANT               NEWTEK                NEWTEK
                          STRATEGIES         SOLUTIONS - CO       SOLUTIONS - NY            MERCHANT              MERCHANT
                          (HARVEST)          (UPC-CO) (UPS)      (UPS-LA) (UPS-WI)       SOLUTIONS - LA        SOLUTIONS - WI
                    ---------------------  ----------------    ---------------------  -------------------   ---------------------
                       2002       2001       2002      2001       2002       2001        2002       2001       2002        2001
                    ---------- ----------  ---------  -----    ----------  ---------  ----------    -----   ----------  ---------
Revenue             $  558,119 $  167,256  $     215    (a)    $  417,826  $ 219,809  $   67,967    1,765   $1,180,648  $  29,407

SG&A                   835,247    393,976     72,258    (a)       631,432    259,092     547,589   80,676    1,903,475     39,340
Depreciation and
  Amortization           8,886        488          0    (a)        43,564      1,818       2,974        0       11,761     11,761

Interest  expense       35,624     19,479          0    (a)        30,188    154,123           0        0       84,875     41,854

INCOME/LOSS           (321,638)  (246,687)   (72,043)   (a)      (287,358)  (195,224)   (482,596) (78,911)    (819,463)   (63,548)

INTERCOMPANY ITEMS INCLUDED IN ABOVE

Revenue                404,612     78,179         15    --         42,129      2,394      11,984        0       31,964         --

SG&A                    45,842     12,649         95    --        138,180     54,054      92,399   12,522      149,422      1,574

Interest Expense        35,625     19,479          0    --         30,188    154,123          --       (a)      84,875     41,854

CONSOLIDATED ENTITIES

                                                                                              NEWTEK             N. FINANCIAL
                                              EXPONENTIAL             NEWTEK                    IT                INFORMATION
                              PPM               BUSINESS          SMALL BUSINESS             SERVICES            SYSTEMS - FL
                             LINK         DEVELOPMENT CO., INC.   FINANCE (NSBF)              (AIDA)                 (GMT)
                    --------------------- --------------------- -----------------     --------------------- ---------------------
                      2002        2001       2002       2001     2002        2001        2002       2001       2002       2001
                    ---------  ---------- ---------- ---------- -------   -------     ---------- ---------- ---------- ----------
Revenue             $ 367,604  $   35,000 $  223,160 $  253,160 $     0       (a)     $  393,679 $  257,437 $  521,154 $  281,319

SG&A                  677,601     361,449    305,496    200,973       0       (a)        818,988    541,941    577,609    722,649
Depreciation and
  Amortization            875         159        800        800       0       (a)         10,152      7,440     22,194      9,977

Interest  expense      97,510      80,367          0          0       0       (a)         53,237    151,537      8,076     54,712

INCOME/LOSS          (408,382) $ (406,975)   (83,136)    51,387       0       (a)       (488,698)  (443,481)   (86,725)  (506,019)

INTERCOMPANY ITEMS INCLUDED IN ABOVE

Revenue               175,218      15,000         --         --      --       (a)         41,401     41,045    304,872     53,704

SG&A                   36,923       8,690         --         --      --       (a)        102,741     42,565     34,352     28,154

Interest Expense       97,510      80,367         --         --      --       (a)         53,050    150,937      8,076     54,712

CONSOLIDATED ENTITIES

                        N. FINANCIAL
                         INFORMATION          N. BUSINESS         NEWTEK CLIENT
                        SYSTEMS - LA         EXCHANGE OF NY          SERVICES             DC MEDIA
                          (GMT-LA)         (TRANSWORLD - NY)         (GLOBAL)              FINANCE                 TOTALS
                      ---------------      ----------------     -----------------     ----------------     ----------------------
                       2002      2001        2002     2001        2002       2001       2002      2001        2002        2001
                      --------  -----      ---------  -----     ---------   -----     ---------  -----     ----------  ----------
Revenue               $      0    (a)      $       0    (a)     $       0     (a)     $  46,668    (a)     $3,777,040  $1,245,153

SG&A                    11,373    (a)        195,996    (a)        62,236     (a)       102,893    (a)      6,742,193   2,600,096
Depreciation and
  Amortization               0    (a)          6,630    (a)           133     (a)        14,166    (a)        122,135      32,443

Interest expense             0    (a)          6,649    (a)             0     (a)        18,350    (a)        334,509     502,072

Income/Loss            (11,373)   (a)       (209,275)   (a)       (62,369)    (a)       (88,741)   (a)      (3,421,79)  (1,889,45)

INTERCOMPANY ITEMS INCLUDED IN ABOVE

Revenue                      0    (a)             --    (a)            --     (a)            --    (a)      1,012,195     190,322

SG&A                         0    (a)         37,900    (a)        37,900     (a)         7,717    (a)        683,111     160,299

Interest Expense             0    (a)          6,094    (a)         6,094     (a)         3,573    (a)        325,085     501,472

(a) Not in existence or prior to acquisition

PRIMARILY CONTROLLED COMPANIES (ACCOUNTED FOR UNDER THE EQUITY METHOD)

         At December 31, 2002, Newtek had four primarily controlled partner companies, all of which were as a result of investments through the capco programs. For primarily-controlled partner companies, Newtek will generally have significant involvement in and influence over their operating activities, including rights to participate in material management decisions. A description of these partner companies and a summary of their financial results follows. See also "Management's Discussion and Analysis" and Note 22 to the Consolidated Financial Statements.

         STARPHIRE TECHNOLOGIES, LLC, ("STARPHIRE"), located in Clearwater, Florida, was organized to provide information technology and electronic commerce services to small and mid-sized companies, including both software development and consulting services. Starphire's flagship product, SiteSage(TM) is a suite of web-site development, deployment and management software, consisting of an editing environment from which technical users can build custom applications and non-technical users can manage site content quickly and efficiently. Newtek monitored this partner company closely over its first two years of operations and determined late in 2002 that the resources and capital to Starphire would be insufficient to permit it to compete effectively in a very dynamic market with major, well funded competitors. As a result, the decision was made to wind-down operations and focus on providing hardware and software products and services provided by other larger scale providers. Starphire and Newtek are currently exploring a strategic alliance, joint venture or private labeling arrangement which would permit the company to market the services, which are in clear demand by small businesses, of a larger company under the Newtek small business brand.

         NICHEDIRECTORIES, LLC, ("NICHE"), a Florida-based company, was founded in 1995. Niche is an online service provider and informational directory for the summer camp industry. KidsCamps.com (www.kidscamps.com) their flagship brand, is an online directory for information on over 1,400 summer camps and experiences for children. The company entered into a joint marketing agreement with MBNA America Bank, N.A. to provide what management believes to be the first consumer credit facility specifically designed to finance children's tuition for summer camp and related recreational and educational programs. The company also publishes CampJobs.com (www.CampJobs.com), a job posting site for the camping industry, GrownUpCamps.com (www.GrownUpCamps.com), a directory for recreational and instructional programs for adults, RetreatSearch.com (www.RetreatSearch.com), an online directory of alternative meeting sites for seminars, reunions and picnics, and the e-commerce sites CampersMall.com. and CampDirectorsMall.com. Newtek has also been instrumental in assisting Niche enter into an agreement with American International Group for the marketing of specialized insurance products to camp operators and attendees. Niche management believes that at present it is the most popular internet site for camp related information.

         TRANSWORLD BUSINESS BROKERS, LLC ("TWBB") based in Florida, is engaged in the marketing and sale of small to medium-sized businesses and serves as a consultant in mergers and acquisitions of companies in this size range. TWBB specializes in dealing with businesses in several categories including the automotive, distribution, restaurant, manufacturing, medical, retail, service, and franchise industries. TWBB's revenue in 2001 exceed $1 Million and in 2002 grew to $2.2 Million. The company was profitable in 2002 having brokered over 300 business transactions since inception in 2000. The company's goals include maintaining increased revenues and profitability, and to geographically expand to include all of Florida and neighboring states, and to introduce new technological methods of evaluating and facilitating transactions, and eventually to establish a dominant presence as a business broker on a national basis.

         COPIA TECHNOLOGY SERVICES, LLC ("COPIA") is a Wisconsin-based company recently organized to provide billing management services. Newtek's equity interest in Copia was obtained through a merger of into it of CB Real Net, LLC (a former Newtek partner company which was not successful) Copia was organized late in 2002 and as yet has no employees or assets. Newtek management and the organizers of Copia are currently working on designing projects that would provide outsourced services to municipalities for the collection and payment of parking and traffic violations. Because it is initiating operations, no summary financial statements are shown below for this company.

         The former partner company, CB REAL NET, LLC, had been organized to provide the design and implementation of a technology platform for an affiliated entity which was in the process of establishing a real estate franchise network in Europe, which for various reasons unrelated to the performance of Newtek's partner company was unsuccessful. Newtek's capco had made a debt investment of $2.5 Million and taken a 20% equity participation in CB Real Net; principal and interest on the debt investment was paid in full and thereafter the company was merged into Copia, in which Newtek retains its 20% interest.

         The summary financials for these Partner companies accounted for through the equity method follow. These unaudited summary financial statements also reflect the degree to which Newtek's partner companies interact with each other to provide and market needed goods or, particularly, services from each other. The income from services provided to other partner companies is shown as "Intercompany Eliminated Revenue" and the cost of services acquired from other partner companies is shown as "Intercompany Eliminated Expenses." All such inter-partner company transactions were conducted on terms and conditions no less favorable to each party than those available from third parties. See also
Note 22 to the Notes to the Consolidated Financial Statements.

ENTITIES UNDER THE EQUITY METHOD (a)

                                                                          TRANSWORLD BUSINESS
                                  STARPHIRE          NICHEDIRECTORIES         BROKERS - FL              TOTALS
                            ---------------------- --------------------- --------------------- ------------------------
                               2002       2001        2002       2001       2002       2001        2002        2001
                            ---------- ----------- ---------- ---------- ---------- ---------- ------------ -----------
Cash                        $   14,653 $ 1,352,823 $  212,409 $  556,741 $  153,087 $  245,515 $    380,149 $ 2,155,079

Other Assets                   402,874     460,508    288,093    273,328    328,261    334,854 $  1,019,228 $ 1,068,690

TOTAL ASSETS                $  417,527 $ 1,813,331 $  500,502 $  830,069 $  481,348 $  580,369 $  1,399,377 $ 3,223,769

Current Liabilities         $   34,330 $    85,652 $  438,915 $  354,861 $   53,990 $   22,457 $    527,235 $   462,970

TOTAL LIABILITIES           $   34,330 $ 1,085,652 $  484,850 $  354,861 $  168,990 $  262,457 $    688,170 $ 1,702,970

TOTAL EQUITY (DEFICIT)      $  383,197 $   727,679 $   15,652 $  475,208 $  312,358 $  317,912 $    711,207 $ 1,520,799

                                                                         TRANSWORLD BUSINESS
                           STARPHIRE            NICHEDIRECTORIES            BROKERS - FL                 TOTALS
                    ----------------------  ------------------------  ------------------------  -------------------------
                       2002        2001         2002         2001         2002         2001        2002          2001
                    ---------  -----------  -----------   ----------  -----------  -----------  -----------  ------------
Revenue             $ 122,782  $   359,675  $   754,043   $  614,701  $ 2,237,869  $ 1,066,495  $ 3,114,694  $  2,040,871

SG&A                  426,476    1,073,104    1,123,519    1,194,716    2,220,955    1,092,394    3,770,950     3,360,214
Depreciation and
  Amortization         28,252       30,863       20,214       16,453        2,445          505       50,911        47,821

Interest expense       12,451       28,156        1,194           --       10,125        6,000       23,770        34,156

INCOME/LOSS          (344,397)    (772,448)    (390,884)    (596,468)       4,344      (32,404)    (730,937)   (1,401,320)

INTERCOMPANY ITEMS INCLUDED IN ABOVE

Revenue               (17,127)      73,397           --           --           --           --      (17,127)       73,397

SG&A                   28,578       46,107       66,908        1,014       21,740        8,028      117,226        55,149

Interest Expense       12,451       28,750           --           --       10,125        6,000       22,576        34,750

(a) Copia Technology Services, LLC omitted due to lack of operations since inception in 2002.


OTHER, PASSIVE OR VENTURE CAPITAL INVESTMENTS.

         In addition to its principal business activities focused on the provision of services to small and medium sized business, Newtek also has made investments, usually smaller or in the form of debt, in a number of other companies. For those companies in which Newtek's equity ownership and voting power is less than 25% Newtek is generally not actively involved in the management or day-to-day operations, but offers the businesses advisory services or assistance with particular projects, as well as the collaborative services of its partner companies. In pursuing business objectives, Newtek intends to hold a decreasing portion of its total assets in companies in which it has voting power of less than 25%, but these companies are an important part of the network that Newtek is developing, as they provide access to markets and customer lists that are valuable for all of the other partner companies in one manner or another.

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

         A listing of all of the debt or equity investments in these and all other companies is set forth in the Notes to the Consolidated Financial Statements. The principal investments in this category are described below. Note that each of these companies had received significant debt investments from Newtek's capcos (other than MDS) and all have been repaid in full.

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

         1-800 GIFT CERTIFICATE, INC. ("1-800") sells corporate incentive programs through proprietary Internet-based programs that are designed to influence consumer and employee behavior by enabling them to select the award of their choice. In conjunction with providing such programs, 1-800 builds a data base of incentive program participants. By retaining the rights to this data base, the company creates powerful revenue opportunities by developing these data bases for third parties. 1-800 combines Internet-based solutions with gift certificates from over 150 national retailers to create dynamic reward/incentive programs. The company's web-based infrastructure provides participants real-time access through multiple channels, both online and off. It also provides administrators with a platform that is flexible, scalable and cost-effective.

         DIRECT CREATIONS, LLC is a direct response marketing company that develops and markets products for sale to consumers through short and long-term television advertisement programs, electronic and traditional retail distribution channels and the Internet. The Company launched its first commercial product, the "Zen Oracle" golf putter in 2001,. The management of the company has many years of experience in the direct response industry, with expertise in the areas of manufacturing, marketing, "info-mercial" production, advertising and intellectual property development.

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

         o First, service provider companies that are able to provide business and management services to small and medium sized businesses in a cost effective way. The service providers' ability to construct innovative business models, target new market opportunities, define growth plans and develop new service offerings plays an important role in the overall success of Newtek's partner companies as well as other small businesses.

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

         o Third, are strong management team members and core competencies to add to the partner company network. Generally, these partner company investments involve the replication of an existing partner company's products and services in another geographic region in which Newtek operates.

         o Fourth, the ability of the business to add large numbers of other small businesses to the marketing universe of affiliated companies as to facilitate the cross marketing of many other products and services. This ties in directly with Newtek's overall objective of aggregating numerous small business markets for purposes of cross marketing.

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

EXECUTION

         REGIONAL BUSINESS DEVELOPMENT CENTERS. A key to the implementation of Newtek's strategy is its emphasis on its eight Regional Business Development Centers. These offices are staffed or associated with individuals with experience in working with small businesses who are able to identify and evaluate potential partner companies and particularly the local entrepreneurs that Newtek will work with. They are also able to provide important services for Newtek in its monitoring efforts and assist in the promotion and development of the Newtek brands of small business products and services. In many cases, these individuals have made substantial investments in the equity of the capcos associated with their regional centers and retain responsibility for local coordination of communications and compliance with local capco programs.

         Once a company becomes associated with Newtek, it benefits not only from access to financing that Newtek can make available or assist in finding, but also from the involvement of Newtek's senior management and its Advisory Committee, (described below), all of whom have significant experience in meeting the critical needs of small businesses.

         REGIONAL MANAGERS. Newtek's regional management consists of the following individuals.

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

         GREGORY L. ZINK, FLORIDA - Mr. Zink has over 20 years of broad based international financial and managerial experience in public and private corporations. Mr. Zink also has over 10 years experience in the venture capital business including investing, structuring, consulting, and managing investments in both early stage and mature private and public businesses. Mr. Zink has previously served as the investment advisor and consultant to a private investment trust with assets in excess of $30 Million as well as a Director, President, CEO and CFO of Heuristic Development Group, Inc.("HDG"). Mr. Zink was a founder and President at the time of HDG's initial public offering on NASDAQ. He has also been the Chairman and CFO of Nekton Diving Cruises, Inc. and currently serves as a Director, CEO and CFO of Nautilus Group Japan, Ltd. ("NGY). NGJ is the exclusive distributor and franchiser of Nautilus in Japan. During Mr. Zink's tenure, he has negotiated several contracts and a leveraged buyout with some of Japan's largest corporations, including Mitsubishi and Sumitomo. Mr. Zink earned his MBA from the Wharton Business School at the University of Pennsylvania in 1983 and his BS in Finance from Pennsylvania State University in 1979. In 1981, he graduated from General Electric Corporation's Financial Management Program after holding a variety of financial positions at GE's Lighting Business Group in Cleveland, Ohio. Following graduate business school, Mr.

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

         DIRK E. SONNEBORN, NEW YORK - Mr. Sonneborn organized and continues, following Newtek's acquisition, managing and operating the Exponential capco. Mr. Sonneborn has 25 years experience as a certified public accountant and, while at a predecessor firm of PricewaterhouseCoopers, LLP, he was a manager in the Emerging Business Service Group focused on new and emerging businesses. He has managed the capco program and its investments for Exponential and has participated as an investor in numerous technology oriented business ventures in the upstate New York area. He was also a founding member in 1986 of the Technology Business Advisory Group, a trade organization based in Syracuse. As a resource within Newtek's network of companies, Mr. Sonneborn will be available to assist other partner companies their business plans.

         DOUG BAIRD, COLORADO - Mr. Baird is Vice President - Marketing for The Stone Pine Companies, Denver, CO. Since 1997 Mr. Baird has identified Colorado-based venture capital investments for Stone Pine and maintains strong relationships within the state's venture community. He has built and maintains Stone Pine's data base of active private equity funds, sponsors and private equity advisors. Mr. Baird has developed long-standing relationships with senior members of Hamilton Lane Advisors, Inc., the private equity advisor to several large public employee pension systems. For 17 years prior to joining Stone Pine Mr. Baird had developed and/or marketed financial and investment products to institutional and retail clients including leasing portfolios, commercial real estate, public securities and private equity venture transactions. With associates and partners, he has been responsible for raising capital in excess of

$100 Million. In 1991 Mr. Baird founded and served as Managing Director of Golden State Financial Services, LLC, a Denver-based private investment banking firm. Mr. Baird negotiated several private financing facilities including one between a large Denver homebuilder & site developer and GE Capital. Mr. Baird was Vice President and Regional Marketing Director for Franchise Finance Corporation of America (FFCA) from 1988 through 1991. While at FFCA Mr. Baird assisted in raising over $200 Million in private equity investments for issuers in a variety of industry sectors. Mr. Baird received N.A.S.D. Series 7 and 63 licenses in 1980 and in 1983 began employment with PaineWebber, Inc.

         The individuals managing the Regional Business Development Centers (the "regional managers") have all participated in the capitalization and organization of the capco located in their area. They serve a number of functions within Newtek's business model. The regional management are the local principals that satisfy any applicable capco requirements for the participation of local parties with investment experience. In addition, each individual, excluding Mr. Schottenstein, has consulting agreements with one of Newtek's non-capco subsidiaries whereby they provide time and resources (office space, telephones, supplies, clerical assistance) to the management of their respective capco. Fees paid to the regional managers are a portion of the annual management fee earned by Newtek for the management of the capco funds, and range in amount from $77,000 to $115,000 per year. Two of the individuals devote a much greater proportion of their time to the affairs of the respective capco and are employed by Newtek's subsidiary at salaries of approximately $120,000 per year. These costs are not paid or reimbursed by the capcos or the partner companies.

         These consulting agreements require that the regional managers provide a meaningful amount of their time, but none are on a full time basis and all conduct other activities, and other investments, as well. Included within the services provided are the services provided by Newtek to the investee companies which receive funds from a capco. As the regional managers have been chosen because they have many years of relevant experience, the investee and partner companies are able to benefit from the availability of their experiences, knowledge, contacts, resources and skills. Partner companies and other investees who receive these services do not generally pay anything for them as they are provided by Newtek to ensure the success of its acquisitions and investments. However, when a partner company within Newtek's network purchases services from another partner company, it pays the fair value for those services but because of inter-company elimination, the effect on Newtek is nil.

         Similarly, the capcos themselves require attention for the identification of debt or equity investments in order to meet their respective minimum investment goals under the programs. The regional managers are an important part of Newtek's efforts to identify and screen appropriate investments because of their deep knowledge of and participation in their communities. The cost of these services are included in the consulting agreements with the individuals. Finally, because of their stature in their communities, the regional managers are able to assist Newtek in its newer initiatives in non-capco areas.

         Newtek's Regional Business Development Centers are located as follows:

o  Wisconsin                                  o   New York
   ---------                                      --------
1330 West Towne Square Road                   462 Seventh Avenue, 14th Floor
Mequon, Wisconsin  53902                      New York, New York  10018

o  Florida                                    o   New York
   -------                                        --------
1000 Brickell Avenue                          100 Quentin Roosevelt Blvd.
Miami, Florida  33131                         Garden City, New York  11550

o  Florida                                    o   New York
   -------                                        --------
Boynton Beach, Florida                        216 Walton Street
                                              Syracuse, New York  13202

o  Louisiana                                  o   Alabama
   ---------                                      -------
1 Canal Place                                 250 Commerce Street
New Orleans, Louisiana  70130                 Montgomery, AL 36104

o  Colorado
   --------
1530 16th Street
Denver, Colorado  80202


         ADVISORY COMMITTEE. The Advisory Committee has been used as a direct extension of Newtek' management. Advisory Committee members are a source of information and are used to focus on specific technologies and industries where the highest level of sophistication is required for business development. The Advisory Committee consists of individuals from diverse backgrounds, but with specific knowledge regarding different aspects of business development and technology. The individuals include:

         o        Michael Balboni - New York State Senator

         o        Barry Simon - Vice President, Content Development - American
                  Express

         o Thomas P. Falus - President, Strategic Ventures Group, and Director, Cushman & Wakefield, Inc.

         Members of the Newtek Advisory Committee have provided or are currently providing assistance in areas such as the introduction and negotiation of potential joint ventures, marketing analysis and strategic advice to Newtek and the partner companies and management recruitment assistance. Specifically, advisory members have provided assistance to partner companies in the area of negotiating a consumer credit facility with a major national financial service provider and have assisted in the solicitation of credit card processing businesses. The members of Newtek's

Advisory Committee have made themselves available to consult with management or partner companies on an as needed basis. The compensation provided to the members of the Advisory Committee has been in the form of, generally 10,000, stock options. Depending on the scope and extent of services provided by a member of the Advisory Committee, Newtek may agree to enter into additional compensation arrangements if so warranted. Newtek is not currently under contract to any of the Advisory Committee members and is under no obligation to make any future payments to any of them.

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

         Companies that are publicly offered in the U.S. and which (1) are, or hold themselves out as being, engaged primarily or proposing to engage primarily in the business of investing, reinvesting or trading in securities, or (2) own or hold investment securities exceeding 40% of the value of their total assets (adjusted to exclude U.S. government securities and cash) and are engaged in the business of investing, reinvesting, owning, holding or trading in securities, are considered to be investment companies under the Investment Company Act. Unless an exclusion from registration were available or obtained by grant of a Securities and Exchange Commission ("SEC") order, these companies must register under this Act and, thus, become subject to extensive regulation regarding several aspects of their operations.

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

         CONSEQUENCES OF INVESTMENT COMPANY REGULATION. Investment Company Act regulations are inconsistent with Newtek's strategy of actively managing, operating and promoting collaboration among its network of partner companies, and it is not feasible for Newtek to operate its business as a registered investment company. Newtek believes that because of the planned structure of Newtek's interests in its partner companies and its business strategy, it will not be regulated under the Investment Company Act. However, Newtek cannot assure you that the structure of its partner company interests and other investments and its business strategy will preclude regulation under the Investment Company Act, and Newtek may need to take specific actions that would not otherwise be in its best interests to avoid such regulation.

         If Newtek falls under the definition of an investment company, and is unable to rely on an available exclusion or to obtain an order of the SEC granting an exclusion, it would have to register under the Investment Company Act and comply with substantive requirements under the Investment Company Act applicable to registered investment companies. These requirements include:

         o        limitations on Newtek's ability to borrow;

         o        limitations on Newtek's capital structure;

         o restrictions on acquisitions of interests in associated companies;

         o        prohibitions on transactions with affiliates;

         o        restrictions on specific investments; and

         o compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations.

         These rules and regulations would significantly change Newtek's operations and prevent it from executing its business model.

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

GOVERNMENT REGULATION: SARBANES-OXLEY ACT OF 2002

         On July 30, 2002, the President of the United States signed the Sarbanes-Oxley Act of 2002 into law. The Sarbanes-Oxley Act provides for sweeping changes with respect to corporate governance, accounting policies and disclosure requirements for public companies, and also for their directors and officers. Section 302 of the Sarbanes-Oxley Act ("Corporate Responsibility for Financial Reports") required the SEC to adopt new rules to implement the requirements of the Sarbanes-Oxley Act. These requirements include new financial reporting requirements and rules concerning corporate governance. New SEC rules, effective August 29, 2002, require a reporting company's chief executive and chief financial officers to certify certain financial and other information included in Newtek's quarterly and annual reports. The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of Newtek's disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about Newtek's controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation.

         See "Certifications" for certifications by Newtek's Chief Executive Officer and Chief Financial Officer of the financial statements and other information included in this Annual Report on Form 10-KSB. See Item 14 ("Controls and Procedures") below for Newtek's evaluation of disclosure controls and procedures. The certifications required by Section 906 of the Sarbanes-Oxley Act also accompany this Form 10-KSB.

SHAREHOLDER VALUE

         Throughout its existence since 1998, Newtek's principal business objective has been to promote longer-term shareholder value for its shareholders and those of its partner companies. However, because of the way in which the business has been focused beginning in 2001 and primarily in 2002, the manner in which this value may be achieved has changed.

         From 1998 through 2001, management expected that material shareholder value ultimately would be realized through the growth of each individual partner company leading to independent creation of value, possibly in the form of a public offering of the stock of the partner companies. In the event of such a public offering by a partner company, Newtek would generally expect to retain a majority or controlling interest in such a partner company and to benefit as a shareholder from the increased public company value. Other possible liquidity events could be the merger or sale of an entire company.

         Primary emphasis in now being placed by management on assisting the Newtek partner companies to develop as successful and profitable businesses, with earnings, surplus cash flow and the aggregation of other small business customers enabling the cross-marketing of additional goods and services. The "NEWTEK" branding strategy will help in consolidating the group of related small business services. Ultimately, the greatest value to the shareholders of Newtek will result from the profitability of the partner companies. The capco programs enable Newtek to develop these companies through the early phases and, as they mature and become profitable, the value of Newtek's investments in them will likely increase in value. The degree to which this strategy has been successful may be judged by the descriptions of the results of operations for the partner companies. See, for example, "--Principal Business Activities: Partner Companies" and Notes 3 and 24 to the Financial Statements. As Newtek is successful in implementing this strategy, this should, in the judgment of management, result in an increase in the value of Newtek's stock and may lead to the possible combination of the company with a larger company interested in gaining access to the markets and services represented by the partner companies.

         Because of this emphasis on the generation of profits, the likelihood of a sale or public offering of one of the partner companies is smaller due to the expectation of greater benefit to be gained by keeping all as part of the whole. However, notwithstanding these objectives, Newtek may from time to time undertake sales of its interests in partner companies when it believes the action to be in Newtek's and the shareholders' overall best interests. Such possible sales could be influenced in part by the need to monitor and control the receipt of the type of income that would cause Newtek to be subject to regulation as an investment company. See Government Regulation: Investment Company Act of 1940 - Asset and Income Composition.

RISKS ASSOCIATED WITH NEWTEK'S BUSINESS

         The following factors are important to understand management's current assessment of the principal risks associated with Newtek's business.

         1. There is a risk that Newtek and its partner companies may not be profitable on a consolidated basis, or may never become profitable. Newtek's partner companies are now and are expected to remain in early stages of development and will have limited revenues. Further, the income, if any, generated by partner companies will be offset by losses of other partner companies. Moreover, Newtek's continuing acquisition of interests in early stage partner companies may further hinder profitability. Newtek's short-term success will depend heavily on the continued operations of its capcos which in 2002 produced 88% of revenues and were the principal reason Newtek generated net income in 2002 and 2001.

         2. The value of Newtek's common stock would be materially impacted by the performance of the companies in which it invests, aspects of which may be outside the control of Newtek. Each of the companies and their businesses may be effected by economic, governmental, industrial and internal factors outside the control of Newtek. If the companies do not succeed and generate income, the value of Newtek's assets and the price of Newtek's stock would decline.

         3. Because Newtek's capcos are subject to minimum investment and other requirements under state law, a failure of any of them to meet these requirements could subject the capco and Newtek's shareholders to the loss of one or more capcos and would preclude participation in future capco programs. In general, Newtek's capcos issue debt instruments to insurance company investors and the capcos then acquire interests in companies in accordance with applicable state statutes. In return, the states issue tax credits to the capcos, which are available to and used by the insurance company investors to reduce their state tax liabilities. In order to maintain its status as a capco and to avoid the recapture of the tax credits granted, each capco must meet a number of state requirements. A key requirement in order to continue capco certification is that a capco must comply with minimum investment schedules that benchmark both the timing and type of required investments. A final loss of capco status, that is decertification as a capco, results in loss of the tax credits.

         Because each of Newtek's capcos utilizes a substantial portion of its initial funding to pay for credit enhancement and capco insurance, its cash available for investment to meet these minimum investment requirements is reduced. Losses by the capcos on their investments would make it significantly more difficult for the capcos to meet minimum state statutory investment benchmarks. In all capco programs, the risk of decertification is not eliminated until the capco meets a minimum 50% investment threshold.

         4. Under the terms of insurance purchased by the capcos for the benefit of the investors, the capco insurer would be authorized, in the event of a threat of decertification by a state, to assume up to complete control of a capco so as to avoid final decertification and the obligation to make interest payments under the capco insurance. While avoiding final decertification, control by the insurer would result in significant disruption of the capco's business and likely result in financial loss to the capco and possibly Newtek and its shareholders.

         5. We must rely on the capco programs for funding our investments: our ability to invest in or acquire partner companies has in the past and is expected to be in the future limited to investments permissible to the various capcos. This limitation may require us to forego attractive or desirable investments, which could adversely affect or prevent implementation of our business strategy. In the programs under which the capcos operate, investments by a capco may only be made in the state in which the particular capco operates and the target company must meet certain requirements as to size, employment of state residents and possible relocation.

         6. A substantial portion of Newtek's 2002 and 2001 revenue was derived from the recognition of income related to tax credits available under current certified capital company programs in which it participates. Newtek will recognize additional income over the next four to ten years from these programs. Thereafter, unless additional capco programs are adopted and Newtek is able to participate in them Newtek will derive no new revenue from this source. The adoption of new state capco programs in the future could be materially and adversely affected by the continuation of adverse economic conditions or changes in the political acceptability of economic development or capco programs. If adverse conditions continue, the willingness of state governments to provide capco tax credits could be materially diminished. In the absence of income from this source, Newtek would have only the income it derives from its current and future investments.

         7. Because Newtek's method of recognition of income derived from the capco tax credits causes most or all such income to be recognized in early years of the programs, in the absence of income from other sources, Newtek and its capcos could sustain material losses in later years. Despite the cessation of tax credit income, Newtek will continue to incur costs for the administration of the capcos.

EMPLOYEES

         As of December 31, 2002, Newtek and the companies in which it holds a controlling interest had approximately 160 employees, independent representatives and contract employees, of which 11 assist on an as-needed basis with the operation of capcos in Florida, Wisconsin and

Louisiana. Newtek believes its labor relations are good and none of its employees are covered by a collective bargaining agreement.

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

CRITICAL ACCOUNTING POLICIES

         REVENUE RECOGNITION. Income from tax credits: Following an application process, a state will notify a company that it has been certified as a capco. The state then allocates an aggregate dollar amount of tax credits to the capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the capco. The capco is entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements. Newtek has capcos in five states. Each statute requires that the capco invest a threshold percentage of "certified capital" (the funds provided by the insurance company investors) in businesses defined as qualified within the time frames specified. As the capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the capco program. Such a disqualification, or "decertification" as a capco results in a permanent recapture of all or a portion of the allocated tax credits. The proportion of the possible recapture is reduced over time as the capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks. As the capco progresses in its investments in Qualified Businesses and, accordingly, places an increasing proportion of the tax credits beyond recapture, it earns an amount equal to the non-recapturable tax credits and records such amount as income, with a corresponding asset called "credits in lieu of cash" in the balance sheet.

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

         Interest income on SBA loans is recognized as earned. When a SBA loan is 90 days past due with respect to principal or interest and, in the opinion of management, interest or principal on individual loans is not collectible, or at such earlier time as management determines that the collectibility of such principal or interest is unlikely, the accrual of interest is discontinued and all accrued but uncollected interest income is reversed. Cash payments subsequently received on nonaccrual loans are recognized as income only where the future collection of the recorded value of the SBA loan is considered by management to be probable. Certain related direct costs to originate loans (including fees paid to SBA loan brokers) are deferred and amortized over the contractual life of the SBA loan using a method that approximates the effective interest method.

         EXTINGUISHMENT OF DEBT. At the initiation of the transaction, the capco issues notes to the insurance company investors and takes some of the cash proceeds and purchases an insurance contract from American International Specialty Lines Insurance Company and, in one case, National Union Fire Insurance Company of Pittsburgh, Inc., both insurance company subsidiaries of The American International Group, Inc. (AIG)

         This transaction makes the insurer the primary obligor for the substantial portion, if not all, of the principal (and all cash) payments on the notes. The capco remains secondarily liable for such principal payment and must periodically assess the likelihood that it will become primarily liable and, if necessary, record a liability at that time. The parent company, AIG, has not guaranteed the obligations of its subsidiary insurers.

         INVESTMENT VALUATION. The various interests that the capcos and Newtek acquire as a result of their investments are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on Newtek's voting interest in a company, and monthly valuations are performed so as to keep Newtek's records current in reflecting the operations of all of its investments.

         Companies in which Newtek directly or indirectly owns more than 50% of the outstanding voting securities or those Newtek has effective control over are generally accounted for under the consolidation method of accounting and are referred to as Newtek's partner companies. Under this method, an investment's results of operations are reflected within Newtek's Consolidated Statement of Operations. All significant intercompany accounts and transactions are eliminated. The results of operations and cash flows of a consolidated partner company are included through the latest interim period in which Newtek owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the partner company. Upon dilution of control at or below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

         Companies that are not consolidated, but over which Newtek exercises significant influence, are accounted for under the equity method of accounting. Whether or not Newtek exercises significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities, including voting rights associated with Newtek's holdings in common, preferred and other convertible instruments. Under the equity method of accounting, a company's accounts are not reflected within Newtek's Consolidated Statements of Operations; however, Newtek's earnings or losses is reflected under the caption "Equity income
(loss)" in the Consolidated Statements of Operations.

         Companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting, for which monthly valuations are performed. Under this method, Newtek's share of the earnings or losses of such companies is not included in the Consolidated Statements of Operations, but the investment is carried at historical cost. In addition, cost method impairment charges are recognized as necessary, in the Consolidated Statement of Income if circumstances suggest that this is an "other than temporary decline in" the value of the investment, particularly due to losses. Subsequent increases in value, if any, of the underlying companies are not reflected in Newtek's financial statements until realized in cash. Newtek records as income amounts previously written off only when and if Newtek receives cash in excess of its remaining investment balance.

         On a monthly basis, the investment committee of each capco meets to evaluate each of Newtek's investments. Newtek considers several factors in determining whether an impairment exists on the investment, such as the companies' net book value, cash flow, revenue growth and net income. In addition, the investment committee looks at larger variables, such as the economy and the particular company's industry, to determine if an other than temporary decline in value exists in each capco's and Newtek's investment.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. This statement requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. Newtek has determined that no impairment existed as of December 31, 2002. The adoption of these standards did not have a material impact on Newtek's financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring

Events and Transactions", for the disposal of a segment of a business (as previously defined). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on Newtek's financial position or results of operations.

         In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (FAS 145). This statement eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they are both unusual in nature and infrequent in occurrence. This provision of FAS 145 will be effective for Newtek as of the beginning of fiscal year 2004. This statement also amends FAS 13, "Accounting for Leases" and certain other authoritative pronouncements to make technical corrections or clarifications. FAS 145 will be effective related to the amendment of FAS 13 for all transactions occurring after May 15, 2002. All other provisions of FAS 145 will be effective for financial statements issued after May 15, 2002. Newtek has determined that this Statement will have no significant impact on Newtek's financial condition and results of operations.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002. Newtek is currently evaluating the impact of implementing FAS 146.

         In October 2002, the FASB issued Statement No. 147 ("SFAS 147), "Acquisitions of Certain Financial Institutions." SFAS 147 addresses financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets of financial institutions, including those acquired in transactions between two or more mutual enterprises. The provisions of the statement will be effective for acquisitions on or after October 1, 2002. The adoption of SFAS No. 147 is not expected to have a material impact on Newtek's financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material impact on Newtek's financial position or results of operations.

         In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. In the normal course of business, Newtek enters into contracts that contain a variety of representations and warranties and provide general indemnifications. Newtek's maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against Newtek that have not yet occurred. Based on Newtek's experience, Newtek expects the risk of loss to be remote.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. Newtek is currently evaluating the impact of implementing FIN No. 46.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

         Revenues increased by approximately $10,824,000 to $34,624,000 for the year ended December 31, 2002, from $23,800,000 for the year ended December 31, 2001. Income from tax credits increased by approximately $9,105,000, from $21,498,000 for the year ended December 31, 2001, to $30,603,000 for the year ended December 31, 2002, due to Newtek's capcos achieving various additional investment thresholds mandated by the various state capco statutes in 2002 versus 2001. Interest and dividend income decreased by approximately $945,000 to $900,000 for the year ended December 31, 2002, from $1,845,000 for the year ended December 31, 2001. Interest and dividends are generated from excess cash balances that are invested in low risk, highly liquid securities (money market accounts, federal government backed mutual funds, etc.), non-cash accretions of structured insurance product, and on held to maturity investments. The income generated from the low risk, highly liquid securities decreased by approximately $680,000, from approximately $1,180,000 in 2001 to approximately $500,000 in

2002 and was due to lower bank interest rates and a decline in excess cash balances outstanding. The remaining decrease of $265,000 in interest earned on held to maturity investments was due to a decline in the average balance of loans outstanding to qualified businesses during 2002 as compared to the prior year. Consulting fee income increased by approximately $379,000 to $388,000 for the year ended December 31, 2002, from $9,000 for the year ended December 31, 2001, due to one of Newtek's partner companies experiencing a significant increase in consulting income. Other income increased by approximately $2,285,000 to $2,733,000 for the year ended December 31, 2002 from $448,000 for the year ended December 31, 2001. This increase was due to the consolidation of revenues with additional partner companies (mostly credit card processing entities, which increased by approximately $1,376,000 from approximately $249,000 in 2001 to approximately $1,625,000 in 2002) now consolidated into Newtek.

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

         Newtek had $1,574,000 of other than temporary impairments in 2002, versus approximately $372,000 in 2001. Approximately $464,000 of the 2002 impairment was attributable to the investment by a Newtek capco in Direct Creations, LLC, a direct response marketer. Approximately $728,000 of the 2002 impairment was attributable to Newtek's investment in Starphire Technologies, LLC, a software development company. The products of these two companies were not accepted by the market as we originally anticipated, and as such, Newtek recorded the appropriate impairment. Approximately $245,000 of the 2002 impairment was attributable to capco loans (debt investments) to companies in Louisiana. The results of some of these companies were also worse than anticipated, and as such, we recorded impairment based upon an assessment of their collectibility.

         Newtek had a recovery of approximately $29,000 in its capco's debt investment in Merchant Data Systems, Inc. That investment had been restructured, and as such we have recorded a recovery for what is expected to be received.

         In 2001, Newtek made $12,560,000 of held to maturity investments, while during the same period in 2002, Newtek made only $2,335,000 held to maturity investments. In 2001, Newtek made $11,128,000 of consolidated investments, while during the same period in 2002, Newtek made $13,861,000 consolidated investments. This decrease in held to maturity investments is a reflection of the shift of Newtek's strategy to acquire predominately majority interests and is also due to $217,000 other than temporary decline in value of its investments in 2002 versus $372,000 in 2001.

         Net income increased by approximately $7,238,000, to net income of $8,168,000 for the year ended December 31, 2002, compared to net income of $930,000 for the year ended December 31, 2001, due to the increases in revenue and general and administrative expenses discussed above, offset by the increase in other than temporary decline in investments of approximately $1,202,000, decreased equity in losses of approximately $1,551,000 due to the consolidation of certain investments previously accounted for under the equity method, an increase in income taxes of approximately $2,122,000, and the extraordinary gains of $3,643,000 (of which $2,735,000 is attributable to Newtek's acquisition of Commercial Capital, and $908,000 to Newtek's acquisition of minority interests).

         PARTNER COMPANIES: At December 31, 2002, Newtek had fourteen majority-owned partner companies, most of which were as a result of investments through the capco programs. For the year ended December 31, 2002, these companies represented approximately $3,508,000 in losses that are consolidated in Newtek's results (net of inter-company eliminations of $1,012,000 in revenues and $1,008,000 in expenses). For the year ended December 31, 2002, revenues from consolidating partner companies, net of inter-company eliminations, amounted to $2,908,000 and were generated from the following sources: credit card processing ($1,626,000), consulting ($789,000), outsourced bookkeeping ($218,000), and other ($275,000). For the year ended December 31, 2002, expenses incurred by consolidating partner companies, net of inter-company eliminations, amounted to $6,416,000 and were incurred by the following sources: credit card processing ($2,885,000), consulting ($2,441,000), outsourced bookkeeping ($578,000), and other ($512,000). For the year ended December 31, 2001, these companies represented approximately $614,000 in losses that are consolidated in Newtek's results (net of inter-company eliminations of $96,000 in revenues and $385,000 in expenses). For the year ended December 31, 2001, revenues from consolidating partner companies, net of inter-company eliminations, amounted to $394,000 and were generated from the following sources: credit card processing ($249,000) and consulting ($146,000). For the year ended December 31, 2001, expenses incurred by consolidating partner companies, net of inter-company eliminations, amounted to $1,008,000 and were incurred by the following sources: credit card processing ($325,000) and consulting ($683,000).

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

LIQUIDITY AND CAPITAL RESOURCES

         Newtek has funded its operations primarily through the issuance of notes to insurance companies through the capco programs. Through December 31, 2002, Newtek has received approximately $166,700,000 in proceeds from the issuance of long-term debt, Capco warrants, and Newtek common stock through the capco programs. Newtek's principal capital requirements have been to fund the extinguishment of the notes issued to the insurance companies (approximately $94,081,000), the acquisition of capco insurance policies ($18,519,000), the acquisition of partner companies interests, finding other capco-qualified investments, and working capital needs resulting from operating and business development activities of its partner companies.

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

         Net cash provided by financing activities for the year ended December 31, 2002 was approximately $10,642,000 primarily attributable to the approximately $30,000,000 in proceeds from the issuance of long term debt, net proceeds of approximately $720,000 from the issuance of common stock to certified investors, and net proceeds of approximately $1,371,000 from the net proceeds from issuance of stock during the twelve months ended December 31, 2002. This was offset by payments on a premium financing note payable-insurance of approximately $7,034,000, debt extinguishment of approximately $14,514,000 and the full repayment of a mortgage obligation of approximately $307,000.

         In November 2001, Newtek entered into a $1,500,000 one year revolving working capital loan agreement with JP Morgan Chase, bearing interest at the prime rate plus 0.25% per annum. The agreement expires in June 2003. At December 31, 2002 and December 31, 2001, Newtek had outstanding borrowings of $450,000 and $575,000, respectively, from the bank at an interest rate of 5.75%. All assets of Newtek, except for all assets in the capco entities, collateralize such outstanding borrowings.

         LIQUIDITY RISK. Newtek believes that its cash and cash equivalents, its anticipated cash flow from operations, its ability to access private and public debt and equity markets, and the availability of funds under its existing JP Morgan line of credit will provide it with sufficient liquidity to meet its short and long-term capital needs. The loss of any one or two of these liquidity sources would not present an impossible obstacle to Newtek's operations. However, the failure of the insurer, which is primarily liable for the repayment of the capco extinguished debt of $149,337,000 would require the capcos to assume this repayment obligation upon the maturity of the notes. Management has determined that the likelihood of the capcos becoming primarily liable for a material portion of this debt due to the failure of the insurers, which are subsidiaries of The American International Group, Inc., and are currently rated as "AAA" for financial strength by Standard & Poor's is remote. The parent company, AIG, has not agreed to guarantee the obligations of the subsidiary insurers.

         The following chart represents Newtek's obligations and commitments, as of December 31, 2002, other than capco debt repayment discussed above for future cash payments under debt, lease and employment agreements:

                                                  EMPLOYMENT
 YEAR              DEBT            LEASES         AGREEMENTS         TOTAL
 -----         -----------      -----------      -----------      -----------
 2003          $ 3,860,588      $   752,149      $   855,000      $ 5,467,737
 2004            2,197,013          735,503          855,000        3,787,516
 2005            1,184,567          374,769          855,000        2,414,336
 2006                   --          345,534               --          345,534
 2007                   --          258,867               --          258,867
 2008+           3,810,161        1,562,121               --        5,372,282
               -----------      -----------      -----------      -----------
 Total         $11,052,329      $ 4,028,943      $ 2,565,000      $17,646,272
               -----------      -----------      -----------      -----------

         This chart excludes the taxes due to capco minority owners (which can not be anticipated).

         Commercial Capital Corp. ("CCC"), at the time of its acquisition by Newtek had a $10 Million line of credit with a bank. As of December 31, 2002, the amount outstanding under this line of credit was $3,998,630 and was assumed by Newtek in connection with its acquisition of CCC (included in Bank Notes Payable on the accompanying consolidated balance sheet). The line of credit is collateralized by loans made by CCC. The line of credit bears interest at the prime interest rate plus 1% with interest payable monthly. The average rate for the year ended December 31, 2002 was 5.76%. The rate at December 31, 2002 was 5.25%. There was no accrued interest payable under this line of credit as of December 31, 2002. In addition, this line of credit requires that a percentage of all advances made to CCC be deposited into an account in the name of the bank. The balance in this account as of December 31, 2002 was $198,467 and is included in receivable from bank on the accompanying consolidated balance sheet.

         CCC also had a line of credit with another bank for $75,000,000. As of December 31, 2002, the amount outstanding under this line of credit was $51,325,862 and, less $1,500,000 which was converted into CCC Preferred Stock, was assumed by Newtek in connection with its acquisition of CCC (included in Bank Notes Payable on the accompanying consolidated balance sheet). The line of credit bears interest at the one-month LIBOR rate plus 2.50%, and was collateralized by the loans made by CCC. The average interest rate for the year ended December 31, 2002 was 4.3%. The interest rate at December 31, 2002 was 3.88%. Interest on the line is payable monthly in arrears. In addition, this line of credit required that a percentage of all advances made to CCC be deposited into an account in the name of the bank. This line of credit required CCC to meet certain administrative and financial covenants, including the maintenance of a minimum net worth, ratio of total indebtedness to net worth, limitation on permitted subordinated debt and profitability covenants as defined in the agreement. Under the terms of an agreement between CCC and both of the banks with which CCC maintains lines of credit, all payments received from CCC's borrowers except for principal and interest on the guaranteed portion of the loans are transferred into a restricted bank account. CCC cannot use these funds until the end of a calendar month at which time the funds are used to pay required principal and interest to the banks and certain other required payments.

         Effective with Newtek's acquisition of Commercial Capital, a new line of credit was provided by Deutsche Bank to the successor to Commercial Capital, Newtek Small Business Finance. The aforementioned CCC credit lines were refinanced, with the aforementioned outstanding SBA loan balances aggregating, after accounting for the conversion of $1,500,000 to preferred stock, $53,824,492 at December 31, 2002. The new line of credit for $75 Million expires March 31, 2004 and is guaranteed by Newtek. Newtek Small Business Finance may request an increase in the line of credit, which Deutsche Bank, in its sole discretion, may increase in total up to $100 Million. The new Deutsche Bank line has terms and conditions similar to those contained in the Commercial Capital line, described above.

         During the year ended December 31, 2002 Newtek generated cash flow primarily from the following sources.

         o    Common stock sales, netting $2,091,000;
         o Proceeds from issuance of a long-term debt and warrants of $30,000,000;
         o return of investments of approximately $14,045,000, which was held pending reinvestment;
         o    interest and dividend income of approximately $900,000;
         o other income of approximately $2,733,000, which represents revenue from Newtek's consolidated partner company entities; and
         o    cash received from acquired companies of approximately
              $2,475,000.

         The cash was primarily used to:

         o invest approximately $16,196,000 (including approximately $13,861,000 which was consolidated into Newtek's financial statements) in small or early stage businesses;
         o repayment of a "note payable-insurance" of approximately $7,034,000; and
         o purchase insurance coverage to extinguish the new capco and capco fund debt obligations for approximately $14,514,000.

         During the year ended December 31, 2001 Newtek generated cash flow primarily from the following sources:

          o    private placement of common stock, netting $726,000;
          o    proceeds from issuance of note payable-insurance of $5,200,000;
          o proceeds from a JP Morgan Chase line of credit of $575,000, with a December 31, 2001 interest rate of 5%;
          o    return of investments of $12,072,000;
          o    investment income of approximately $1,845,000; and
          o    other income of approximately $448,000.

         The cash was primarily used to:

         o fund distributions to owners of the predecessors of Newtek in lieu of compensation and related to passed-through tax liabilities of $608,000
         o invest $24,588,000 (less $10,893,000 which was consolidated into Newtek's financial statements) in small or early stage businesses; and
         o repay to a finance company note payable insurance of approximately $1,596,000.

         As of December 31, 2002, Newtek had approximately $41,171,000 in cash of which substantially all was restricted for use for capco activities.

         Management of Newtek expects to have three basic working capital requirements in the near term. These are:

         o    initial funding of new capcos;
         o    working capital for operating its current businesses; and
         o funds for investment by the capcos in order to meet minimum investment requirements.

         Newtek expects to finance its participation in additional capcos and other ventures principally with externally generated funds, which may include:

         o    borrowings under current or future bank facilities; and/or
         o the sale of equity, equity-related or debt securities on terms and conditions similar to those obtained for similar sales during 2002.

         Newtek funds its current operations almost exclusively through the receipt of annual management fees from the capcos equal to 2.5% of initial funding. However, this does not represent revenues to Newtek on a consolidated basis as this is a transfer of funds from Newtek's capcos to the management entity of Newtek, and all intercompany transactions and balances are eliminated in consolidation. These fees from current capcos are expected to decrease over the next few years as the capcos mature in their business cycle. In the absence of either new capcos or a material increase in the profitability of its partner companies, Newtek will experience a decrease in its liquidity. Management believes that numerous, realistic options are available to the company to compensate for this, such as borrowings or additional offerings in the capital markets. However, if new capcos are not created, and if the partner companies do not begin to produce significant cash flow surpluses, and if the capital markets should be inaccessible to Newtek and if other borrowings are unavailable, Newtek would be forced to diminish materially its operations so as to conform its expenditures to the cash then available. Management cannot at this time foresee any realistic circumstance where such a contraction of business would be necessary.

         Management does not anticipate the need for additional funding in order for its capcos to meet the minimum investment requirements imposed under the capco programs. As detailed elsewhere, the record of Newtek's capcos in progressing towards the minimum required investment levels is good and management does not foresee any likely event which would preclude all of the capcos meeting their respective requirements ahead of schedule.

INCOME FROM CAPCO TAX CREDITS

         In general, the capcos issue debt and equity instruments, to insurance company investors. For a description of the debt and equity instruments and warrants issued by Newtek's capcos, see Newtek's Notes to the Consolidated Financial Statements. The capcos then make targeted investments, as defined under the respective state statutes, with the funds raised. Each capco, has a contractual arrangement with the particular state that entitles the capco to receive (or, earn) tax credits from the state upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the capcos to maintain their state-issued certifications, the capcos must make targeted investments in accordance with these requirements, which requirements are consistent with Newtek's overall business strategy of acquiring controlling positions in its partner companies. Each capco also has separate, contractual arrangements with the insurance company investors obligating the capco to pay interest on the aforementioned debt instruments. The capco may satisfy this interest obligation by delivering the tax credits or paying cash. The insurance company investors have the legal right to receive and use the tax credits and would, in turn, use these tax credits to reduce their respective state tax liabilities in an amount usually equal to 100% of their investments in the capcos. The tax credits can be utilized over a ten-year period at a rate of, usually, 10% per year and in some instances are transferable and can be carried forward. Newtek's revenue from tax credits may be used solely for the purpose of satisfying the capcos' obligations to the insurance company investors.

         A description is set forth above of the manner in which Newtek and its capcos account for the tax credit income. See, --Critical Accounting Policies - Revenue Recognition.

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

                                                       THE FIRST TO OCCUR
------------------------------------------------------------------------------------------------------------------------------------
                                TOTAL TAX                     INVESTMENT                                                EARNED
                                 CREDITS     INVESTMENT       BENCHMARK        DECERTIFICATION        RECAPTURE         INCOME
STATE CAPCO OR FUND             ALLOCATED     BENCHMARK          DATE        RECAPTURE THRESHOLDS    PERCENTAGE       PERCENTAGE
---------------------------- ----------------------------- ----------------- ---------------------  --------------   --------------

FLORIDA                      $    37,384,028           20%      12/31/00              Prior to 20%            100%               0%

WILSHIRE                                               30%      12/31/01       After 20 before 30%             70%              30%

PARTNERS (WP)                                          40%      12/31/02       After 30 before 40%             60%              40%

                                                       50%      12/31/03       After 40 before 50%             50%              50%

                                                                                         After 50%              0%             100%

NEW YORK                     $    35,160,202                                          Prior to 25%            100%               0%

WILSHIRE                                               25%      12/21/02       After 25 before 40%             85%              15%

N.Y. PARTNERS III                                      40%      12/21/03       After 40 before 50%             70%              30%

(WNY III)                                              50%      12/21/04                 After 50%              0%             100%

COLORADO                     $    16,175,415                                          Prior to 30%            100%               0%

STATEWIDE POOL                                         30%       4/22/05       After 30 before 50%             70%              30%

WILSHIRE COLORADO                                      50%      10/25/07                 After 50%              0%             100%

PARTNERS (WC)                                                                         Prior to 30%            100%               0%

COLORADO                     $     5,882,352           30%       4/22/05       After 30 before 50%             70%              30%

RURAL POOL                                             50%      10/25/07                 After 50%              0%             100%

WILSHIRE COLORADO

PARTNERS (WC)

LOUISIANA                    $    18,040,000                                          Prior to 30%            100%               0%

WILSHIRE LA                                            30%      10/14/02       After 30 before 50%             70%              30%

ADVISERS(WLA)                                          50%      10/14/04                 After 50%              0%             100%

WISCONSIN              $    16,666,667                                              Prior to 30%           100%           0%

WILSHIRE                                             30%      10/25/02       After 30 before 50%            70%          30%

INVESTORS (WI)                                       50%      10/25/04                 After 50%             0%         100%

LOUISIANA              $     8,000,000                                              Prior to 30%           100%           0%

WILSHIRE                                             30%      10/15/05       After 30 before 50%            70%          30%

LA PARTNERS III                                      50%      10/13/07                 After 50%             0%         100%

(WLPIII)

NEW YORK               $     6,807,866                                             Prior to 25%            100%           0%

WILSHIRE                                             25%       4/7/02        After 25 before 40%            85%          15%

N.Y. ADVISERS II                                     40%       4/7/03        After 40 before 50%            70%          30%

(WLA II)                                             50%       4/7/04                  After 50%             0%         100%

NEW YORK               $     3,810,161                                              Prior to 25%           100%           0%

WILSHIRE                                             25%      6/22/00        After 25 before 40%            85%          15%

ADVISERS(WA)                                         40%      6/22/01        After 40 before 50%            70%          30%

LOUISIANA              $     3,355,000                                              Prior to 30%           100            0%

WILSHIRE                                                                     After 30 before 50%            70%          30%

LA ADVISERS II                                                                         After 50%             0%         100%

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

                               ALLOCATED             INVESTMENT                   EARNED
           STATE                   TAX                BENCHMARK                   INCOME
       CAPCO OR FUND            CREDITS          PERCENTAGE/DOLLARS         PERCENTAGE/DOLLARS
-------------------------   -------------        -------------------        ------------------

FLORIDA                     $  37,384,028          20% $   7,476,806         30% $ 11,215,208

WILSHIRE                                           30% $  11,215,208         40% $ 14,953,611

PARTNERS (WP)                                      40% $  14,953,611         50% $ 18,692,014

                                                   50% $  18,692,014        100% $ 37,384,028

NEW YORK.                   $  35,160,202          25% $   8,790,051         15% $  5,274,030

WILSHIRE N.Y                                       40% $  14,064,080         30% $ 10,548,060

PARTNERS III (WNY III)                             50% $  17,580,101        100% $ 35,160,202

COLORADO                    $  16,175,415          30% $   4,852,625         20% $  3,235,083

WILSHIRE COLORADO                                  50% $   8,087,708        100% $ 16,175,415

PARTNERS (WC)

STATEWIDE POOL

COLORADO                    $   5,882,352          30% $   1,764,706         20% $  1,176,470

WILSHIRE COLORADO                                  50% $   2,941,176        100% $  5,882,352

PARTNERS (WC)

RURAL POOL

LOUISIANA                   $  18,040,000          30% $   4,920,000         30% $  5,412,000

WILSHIRE LA                                        50% $   8,200,000        100% $ 18,040,000

ADVISERS (WLA)

WISCONSIN                   $  16,666,667          30% $   5,000,000         30% $  5,000,000

WILSHIRE                                           50% $   8,333,334        100% $ 16,666,667

INVESTORS (WI)

LOUISIANA                   $   8,000,000          30% $   2,400,000         30% $  2,400,000

WILSHIRE LA                                        50% $   4,000,000        100% $  8,000,000

PARTNERS III (WLPIII)

NEW YORK.                   $   6,807,866          25% $   1,701,967         15% $  1,021,180

WILSHIRE N.Y                                       40% $   2,723,146         30% $  2,042,360

ADVISERS II (WNY II)                               50% $   3,403,933        100% $  6,807,866

NEW YORK                    $   3,810,161          25% $     952,540         15% $    571,524

WILSHIRE                                           40% $   1,524,064         30% $  1,143,048

ADVISERS (WA)                                      50% $   1,905,081        100% $  3,810,161

LOUISIANA                   $   3,355,000          30% $     915,000         30% $  1,006,500

WILSHIRE LA                                        50% $   1,525,000        100% $  3,355,000

ADVISERS II (WLA II)

         During the years ended December 31, 2002 and 2001, the capcos satisfied certain investment benchmarks and the related recapture percentage requirements and accordingly, earned a portion of the tax credits. In addition, in both 2002 and 2001 Newtek recognized income from tax credits in prior years resulting from the accretion of the discount attributable to tax credits earned in prior years. See Newtek's Notes to Consolidated Financial Statements.

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

ITEM 7.     FINANCIAL STATEMENTS

            INDEX TO NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
                              FINANCIAL STATEMENTS


                                TABLE OF CONTENTS

                                                                         AGE NO.
                                                                         -------
Report of Independent Accountants                                           46
Consolidated Balance Sheets as of December 31, 2002 and 2001                47
Consolidated Statements of Income for the years ended December 31, 2002
  and December 31, 2001                                                     48
Consolidated Statements of Changes in Stockholders' Equity for the years
  ended December 31, 2002 and December 2001                                 49
Consolidated Statements of Cash Flows for the years ended December 31, 2002
  and December 31, 2001                                                     50
Notes to Consolidated Financial Statements                                  53

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Newtek Business Services, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Newtek Business Services, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PRICEWATERHOUSECOOPERS LLP


/s/ PricewaterhouseCoopers LLP
---------------------------------
        New York, New York
        February 28, 2003

                 NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                                                    2002           2001
                                                                                ------------   ------------
            ASSETS
Cash and Cash equivalents                                                       $ 41,171,358   $ 31,171,966
Credits in lieu of cash                                                           41,580,950     21,810,776
Loans receivable                                                                  56,073,016             --
Accounts receivable, (net of allowance of $34,466 in 2002)                           661,351        198,572
Receivable from bank                                                               2,938,309             --
Accrued interest receivable                                                          285,151             --
Investments in qualified businesses - held to maturity investments                 3,962,353     12,173,884
Investments in qualified businesses - equity method investments                    1,091,110      2,276,344
Structured insurance product                                                       2,893,301      2,731,894
Prepaid insurance                                                                 14,056,196     10,820,841
Prepaid expenses and other assets                                                    932,447        754,570
Furniture, fixtures and equipment, (net of accumulated depreciation
  of $190,590 and $18,957, respectively)                                             546,231        128,290
Goodwill                                                                           2,862,965        963,736
Asset held for sale                                                                       --        331,929
                                                                                ------------   ------------
Total assets                                                                    $169,054,738   $ 83,362,802
                                                                                ------------   ------------
            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accounts payable and accrued expenses                                        $  4,218,367   $  1,541,359
   Notes payable - certified investors                                             3,844,181      3,858,389
   Notes payable - insurance                                                       5,369,896      9,404,032
   Notes payable - other                                                             480,500             --
   Borrowings under line of credit                                                   450,000        575,000
   Bank notes payable                                                             53,824,492             --
   Notes payable in credits in lieu of cash                                       65,196,116     49,640,846
   Mortgage payable                                                                       --        306,929
   Deferred tax liability                                                          3,726,151      1,563,018
                                                                                ------------   ------------
       Total liabilities                                                         137,109,703     66,889,573
                                                                                ------------   ------------
   Minority interest                                                               4,772,741      5,081,692
                                                                                ------------   ------------
   Commitments and contingencies                                                          --             --
   Stockholders' equity:
       Common stock (par value $0.02 per share; authorized 39,000,000 shares,
         Issued and outstanding 25,341,428 and 22,212,517)                           506,828        444,250
       Additional paid-in capital                                                 20,992,827     13,442,899
       Retained earnings (accumulated deficit)                                     5,672,639     (2,495,612)
                                                                                ------------   ------------
       Total stockholders' equity                                                 27,172,294     11,391,537
                                                                                ------------   ------------
       Total liabilities and stockholders' equity                               $169,054,738   $ 83,362,802
                                                                                ------------   ------------

       See accompanying notes to these consolidated financial statements.

                 NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

                                                                                       2002            2001
                                                                                   ------------    ------------
Revenue:
   Income from tax credits                                                         $ 30,603,046    $ 21,497,956
   Consulting fee income                                                                387,604           9,236
   Interest and dividend income                                                         900,127       1,845,238
   Gain on sale of property                                                              16,841              --
   Other Income                                                                       2,733,374         447,756
                                                                                   ------------    ------------
       Total revenue                                                                 34,640,992      23,800,186
                                                                                   ------------    ------------
   Interest                                                                          11,485,367      11,577,169
   Payroll and consulting fees                                                        4,565,954       2,664,716
   Professional fees                                                                  3,145,246       2,060,635
   Insurance                                                                          1,951,248       1,529,688
   Write-down of asset held for sale to net realizable value                                 --         168,071
   Other than temporary decline in value of investments (net of $28,635 recovery
     in 2002)                                                                         1,573,730         371,645
   Equity in net losses of affiliates                                                   729,109       2,279,852
   Other                                                                              3,672,362       1,175,451
                                                                                   ------------    ------------
       Total expenses                                                                27,123,016      21,827,227
                                                                                   ------------    ------------
Income before minority interest, provision for income taxes, extraordinary gain on acquisition of minority interest and extraordinary gain on acquisition
  of a business                                                                       7,517,976       1,972,959
                                                                                   ------------    ------------
Minority interest                                                                      (335,324)       (508,783)
                                                                                   ------------    ------------
Income before provision for income taxes, extraordinary gain on acquisition of
  minority interest and extraordinary gain on acquisition of a business               7,182,652       1,464,176
Provision for income taxes                                                           (2,657,410)       (534,616)
                                                                                   ------------    ------------
Income before extraordinary gain on acquisition of minority interest and
  extraordinary gain on acquisition of  a business                                    4,525,242         929,560
Extraordinary gain on acquisition of minority interests                                 907,766              --
Extraordinary gain on acquisition of a business                                       2,735,243              --
                                                                                   ------------    ------------
Net income                                                                         $  8,168,251    $    929,560
                                                                                   ------------    ------------
Weighted average common shares outstanding
   Basic                                                                             24,183,501      21,889,958
   Diluted                                                                           24,293,540      21,909,527
Income per share after extraordinary gain
   Basic                                                                           $        .34    $        .04
   Diluted                                                                         $        .34    $        .04
Income per share before extraordinary gain
   Basic                                                                           $        .19    $        .04
   Diluted                                                                         $        .19    $        .04

       See accompanying notes to these consolidated financial statements.

                 NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

                                                                             (ACCUMULATED
                                                                ADDITIONAL     DEFICIT)
                                                   COMMON        PAID-IN       RETAINED
                                    SHARES         STOCK         CAPITAL       EARNINGS        TOTAL
                                 -----------    -----------    -----------   -----------    -----------
Balance at December 31, 2000      21,373,460    $   427,469    $12,267,052   $(3,425,172)   $ 9,269,349
Issuance of Common Stock and
  Warrants                           839,057         16,781      1,745,413                    1,762,194

Distributions to Capco members                                    (607,542)                    (607,542)
Issuance of stock options to
  non-employees                                                     37,976                       37,976

Net Income                                                                       929,560        929,560

Balance at December 31, 2001      22,212,517    $   444,250    $13,442,899   $(2,495,612)   $11,391,537

Issuance of Common Stock           3,080,341         61,607      6,810,504                    6,872,111
Issuance of stock options to
  non-employees                                                     89,134                       89,134
Issuance of common stock  to
  employees and consultants           48,570            971        139,459                      140,430

Issuance of warrants                                               510,831                      510,831

Net income                                                                     8,168,251      8,168,251

Balance at December 31, 2002      25,341,428    $   506,828    $20,992,827   $ 5,672,639    $27,172,294


       See accompanying notes to these consolidated financial statements.

                 NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

                                                                            2002            2001
                                                                        ------------    ------------
Cash flows from operating activities:
   Net income                                                           $  8,168,251    $    929,560
   Adjustments to reconcile net income to net cash used in operating activities:
       Other than temporary decline in value of investments                1,573,730         371,645
       Write-down of asset held for sale to net realizable value                  --         168,071
       Equity in losses of affiliates                                        729,109       2,279,852
       Extraordinary gain on acquisition of minority interests              (907,766)             --
       Extraordinary gain on acquisition of subsidiary                    (2,735,243)             --
       Gain on sale of asset held for sale                                   (16,841)             --
       Loss on disposition of assets                                          39,725              --
       Income from tax credits                                           (30,603,046)    (21,497,956)
       Deferred income taxes                                               2,657,410         534,616
       Depreciation and amortization                                         147,681          74,054
       Provision for doubtful accounts                                        34,466              --
       Accretion of interest income                                         (175,615)       (161,407)
       Accretion of interest expense                                      10,732,980      10,676,928
       Issuance of stock for services performed                              140,430          58,800
       Non cash compensation                                                  89,134          37,976
       Minority interest                                                     335,324         508,783
       Changes in assets and liabilities, net of the effect of
         business acquisitions:
            Prepaid insurance                                                506,227       1,366,535
            Prepaid expenses, accounts receivable and other assets          (247,975)       (179,231)
            Accounts payable and accrued expenses                           (376,122)     (1,005,441)
                                                                        ------------    ------------
                Net cash used in operating activities                     (9,908,141)     (5,837,215)
                                                                        ------------    ------------
Cash flows from investing activities:
   Investments in qualified businesses (held to maturity investments)     (2,334,724)    (12,559,893)
   Investments in qualified businesses (equity method investments)                --        (900,000)
   Investments in qualified businesses (consolidated entities)           (13,860,832)    (11,128,283)
   Other investments                                                              --        (489,500)
   Return of investments - held to maturity - investments                  8,742,909      11,862,284
   Return of investments - consolidated entities                           5,302,583         210,000
   Consolidation of majority owned entities                                8,871,734      10,893,283
   Cash received from Exponential acquisition                                106,642              --
   Cash received from Commercial Capital Corp. acquisition                 2,367,870              --
   Distributions from equity method investees                                     --         240,399
   Purchase of furniture, fixtures and equipment                            (279,438)       (107,361)
   Proceeds from sale of property                                            348,770              --
                                                                        ------------    ------------
                Net cash provided by (used in) investing activities        9,265,514      (1,979,071)
                                                                        ------------    ------------

       See accompanying notes to these consolidated financial statements.

                 NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
           FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

                                                                                            2002            2001
                                                                                        ------------    ------------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                             $ 29,999,543    $         --
   Payments for extinguishment of long-term debt                                         (14,513,665)             --
   Proceeds from issuance of note payable-insurance                                               --       5,200,000
   Principal payments of note payable-insurance                                           (7,034,136)     (1,595,968)
   Proceeds from (payments of) note payable - bank                                          (125,000)        575,000
   Proceeds from issuance of notes - other                                                   480,500              --
   Purchase of minority interest from member                                                      --          (1,300)
   Principal payment of mortgage payable                                                    (306,929)        (62,410)
   Contributions from minority members                                                        50,500          57,000
   Distributions to members                                                                       --        (607,542)
   Net proceeds from issuance of common stock                                              1,371,249         726,391
   Proceeds from issuance of common stock to certified investors                             719,957              --
                                                                                        ------------    ------------
       Net cash provided by financing activities                                          10,642,019       4,291,171
                                                                                        ------------    ------------
Net increase (decrease) in cash and cash equivalents                                       9,999,392      (3,525,115)
Cash and cash equivalents - beginning of year                                             31,171,966      34,697,081
                                                                                        ------------    ------------
Cash and cash equivalents - end of year                                                 $ 41,171,358    $ 31,171,966
                                                                                        ------------    ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Cash paid for interest                                                                  $    953,073    $    399,285
                                                                                        ------------    ------------
Issuance of notes in partial payment for insurance                                      $  3,000,000    $         --
                                                                                        ------------    ------------
Fixed assets acquired under capital lease obligations                                   $    147,738    $         --
                                                                                        ------------    ------------
Reduction of credits in lieu of cash and notes payable in credits in lieu of cash
   balances due to delivery of tax credits to Certified Investors                       $ 10,832,872    $ 17,183,989
                                                                                        ------------    ------------
Issuance of common stock in connection with acquisition of Commercial Capital Corp.     $    900,194    $         --
                                                                                        ------------    ------------
Issuance of common stock in connection with acquisition of  Exponential                 $    988,750    $         --
                                                                                        ------------    ------------
Issuance of warrant in connection with purchase of Coverage A Insurance                 $    510,831    $         --
                                                                                        ------------    ------------
Consolidation of investments previously accounted for under the equity or cost method   $    537,083    $         --
                                                                                        ------------    ------------

       See accompanying notes to these consolidated financial statements.

                 NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
           FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

                                                                               2002         2001
                                                                            ----------   ----------
Acquisition of Capcos minority interests resulting in goodwill:
   Newtek Business Services common stock issued                             $1,951,168   $  978,303
   Less: Deferred tax benefit acquired                                          14,873           --
   Less: Minority interests acquired                                           887,652           --
                                                                            ----------   ----------
       Goodwill recognized                                                  $1,048,643   $  978,303
                                                                            ----------   ----------
Acquisition of Capcos minority interests resulting in extraordinary gain:
   Minority interests acquired                                              $1,369,156   $       --
   Add: Deferred tax benefit acquired                                          479,404           --
   Less: Newtek Business Services common stock issued                          940,794           --
                                                                            ----------   ----------
   Extraordinary gain recognized                                            $  907,766   $       --
                                                                            ----------   ----------


       See accompanying notes to these consolidated financial statements.

                 NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

         BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

         Newtek Business Services, Inc. (Newtek), formerly named Newtek Capital, Inc., is a holding company for the entities listed below and accordingly consolidates the financial statements of these entities with its own: Newtek Small Business Finance, Inc. ("NSBF"), DC Media, Inc., Exponential Business Development Corp., BJB Holdings, Inc. ("BJB"), Wilshire Holdings I, Inc., Wilshire Holdings II, Inc., REXX Environmental Corp. ("REXX"), Whitestone Capital Markets, Inc., The Whitestone Group, LLC ("TWG"); Wilshire Advisers, LLC ("WA"), Wilshire NY Advisers II ("WAII"), and Wilshire New York Partners III ("WNY III"), certified capital companies ("Capcos") in New York, Wilshire Partners, LLC ("WP"), a capco in Florida, Wilshire Investors, LLC ("WI"), a capco in Wisconsin, Wilshire Colorado Partners LLC ("WC"), a capco in Colorado, and Wilshire Louisiana Advisers, LLC ("WLA"), a capco in Louisiana (the Capco entities are, collectively, the "Capcos" and Newtek and all of these aforementioned entities and Capcos are collectively the "Company"). TWG acts as an investment adviser and manager to the aforementioned Capcos as well as a merchant bank and provides investment banking and business development services including general business consulting services, strategic planning, due diligence, merger and acquisition analysis, technology design and implementation support, joint venture negotiations and litigation support services. The Capcos pay TWG an annual management fee of 2.5% of Certified Capital, as defined, however, this fee is paid out of Capco cash on hand and is not set aside or reserved for payment out of the funds raised by the Capcos. These inter-company transactions, as are all significant inter-company balances and transactions, eliminated in consolidation.

         The following is a summary of each Capco or Capco fund, state of certification and date of certification:

         CAPCO           STATE OF CERTIFICATION        DATE OF CERTIFICATION
         ---------       ----------------------        ---------------------
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

         The State of Louisiana has three "capco funds" which are all a part of and consolidated with the WLA Capco (the first fund). The second, Wilshire Louisiana Partners II, LLC (WLPII), and the third, Wilshire Louisiana Partners III, LLC (WLPIII), were formed in October 2001, and October 2002, respectively.

         In general, the Capcos issue debt and equity instruments, generally warrants ("Certified Capital"), to insurance company investors ("Certified Investors"). The Capcos then make targeted investments ("Investments in Qualified Businesses", as defined under the respective state statutes, or, "Qualified Businesses"), with the Certified Capital raised. Such investments may be accounted for as either consolidated subsidiaries, under the equity method or cost method of accounting, depending upon the nature of the investment and the Company's and/or the Capco's ability to control or otherwise exercise significant influence over the investee. Participation in each Capco program legally entitles the Capco to receive (or earn) tax credits from the state upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the Capcos to maintain their state-issued certifications, the Capcos must make Investments in Qualified Businesses in accordance with these requirements. These state requirements are mirrored in the limitations agreed to by each Capco in its written agreements with its Certified Investors and limit the activities of the Capcos to conducting the business of a capco. Each Capco also has separate, legal contractual arrangements with the Certified Investors obligating the Capco to refrain from unauthorized activities, to use the proceeds from the notes only for Capco-authorized (i.e., "qualified") investments, to limit fees for professional services related to making, buying or selling investments to $200,000 per Capco annually; and to pay interest on the aforementioned debt instruments whether or not it meets the statutory requirements for Investments in Qualified Businesses.

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

         On December 31, 2002, the Company acquired a majority stake in a US Small Business Administration ("SBA") lender and therefore the acquired assets and liabilities are included in the Company's accounts (see Note 18). As a nonbank SBA lender, the company (originally named Commercial Capital Corp., now named Newtek Small Business Finance ("NSBF")) originates, sells (in whole or in part) and services loans for qualifying small businesses, which are partially guaranteed by the SBA. NSBF sells the SBA guaranteed portion of such loans to third-party investors, retains the unguaranteed portion and continues to service the loans. NSBF has the ability to originate loans throughout the United States. Presently, the loans originated are primarily to customers in the Northeast United States. The lender's competition for originating SBA loans comes primarily from banking organizations and the other nonbank entities holding an SBA license.

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

         In the Company's Statement of Cash Flows, cash invested in consolidated entities is presented as a cash outflow, and cash in those entities is presented as an inflow, "Consolidation of majority owned entities".

         REVENUE RECOGNITION

         The Company recognizes consulting revenues as earned. Consulting revenues are earned at the time the related services are provided and when the right to receive payment is assured. Realized gains on investments are recognized only at the time the investments are sold. The Company also earns revenues from its consolidated entities (partner companies).

         Income from tax credits: Following an application process, a state will notify a company that it has been certified as a Capco. The state then allocates an aggregate dollar amount of tax credits to the Capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the Capco. As described in "Basis of presentation and description of business," earlier in this note, the Capco is legally entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements and corresponding non-recapture percentages. At December 31, 2002, as summarized earlier in this note, the Company had Capcos in five states. Each statute requires that the Capco invest a threshold percentage of Certified Capital in Qualified Businesses within the time frames specified. As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco program. Such a disqualification, or "decertification" as a Capco results in a recapture of all or a portion of the allocated tax credits; the proportion of the recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks.

         As the Capco progresses in its investments in Qualified Businesses and, accordingly, places an increasing proportion of the tax credits beyond recapture, it earns an amount equal to the non-recapturable tax credits and records such amount as income, with a corresponding asset called "credits in lieu of cash', in the balance sheet. The amount earned and recorded as income is determined by multiplying the total amount of tax credits allocated to the Capco by the percentage of tax credits immune from recapture (the earned income percentage) under the state statute. To the extent that the investment requirements are met ahead of schedule, and the percentage of non-recapturable tax credits is accelerated, the present value of the tax credit earned is recognized currently and the asset, credits in lieu of cash, is accreted up to the amount of tax credits available to the Certified Investors. If the tax credits are earned before the state is required to make delivery (i.e., investment requirements are met ahead of schedule, but credits can only be used at a rate of 10% per year), then the present value of the tax credits earned are recorded upon completion of the requirements, in accordance with Accounting Principles Board Opinion No. 21. The receivable (called "credits in lieu of cash") is accreted to the annual deliverable amount which can then be delivered to the insurance company investors in lieu of cash interest.

         The allocation and utilization of Capco tax credits is controlled by the state law. In general, the Capco applies for tax credits from the state and is allocated a specific dollar amount of credits which are available to be earned. The Capco provides the state with a list of the

Certified Investors, who have contractually agreed to accept the tax credits in lieu of cash interest payments on their notes. The tax credits are claimed by Certified Investors on their state premium tax return as provided under each state Capco and tax law. State regulations specify the amount of tax credits a Certified Investor can claim and the period in which they can claim them. Each state periodically reviews the Capco's operations to verify the amount of tax credits earned. In addition, the state maintains a list of Certified Investors and therefore has the ability to determine whether the Certified Investor is allowed to claim this deduction.

         The total amount of tax credits allocated to each of the aforementioned Capcos, the required investment percentages, recapture percentages and related earned income percentages, and pertinent dates are summarized as follows:

                                               THE FIRST TO OCCUR
------------------------------------------------------------------------------------------------------------------
                         TOTAL                                                                            EARNED
 STATE CAPCO OR       TAX CREDIT     INVESTMENT     INVESTMENT       DECERTIFICATION       RECAPTURE      INCOME
      FUND             ALLOCATED     BENCHMARK    BENCHMARK DATE   RECAPTURE THRESHOLDS    PERCENTAGE   PERCENTAGE
FLORIDA            $    37,384,028      20%         12/31/00               Prior to 20%       100%           0%
WILSHIRE                                30%         12/31/01        After 20 before 30%        70%          30%
PARTNERS (WP)                           40%         12/31/02        After 30 before 40%        60%          40%
                                        50%         12/31/03        After 40 before 50%        50%          50%
                                                                              After 50%         0%         100%

NEW YORK           $    35,160,202                                         Prior to 25%       100%           0%
WILSHIRE                                25%         12/21/02        After 25 before 40%        85%          15%
N.Y. PARTNERS III                       40%         12/21/03        After 40 before 50%        70%          30%
(WNY III)                               50%         12/21/04                  After 50%         0%         100%

COLORADO           $    16,175,415                                         Prior to 30%       100%           0%
STATEWIDE POOL                          30%          4/22/05        After 30 before 50%        70%          30%
WILSHIRE
COLORADO                                50%         10/25/07                  After 50%         0%         100%
PARTNERS (WC)                                                              Prior to 30%       100%           0%

COLORADO           $  5,882,352       30%         4/22/05        After 30 before 50%       70%        30%
RURAL POOL                            50%        10/25/07                  After 50%        0%       100%
WILSHIRE
COLORADO
PARTNERS (WC)

LOUISIANA          $ 18,040,000                                         Prior to 30%      100%         0%
WILSHIRE LA                           30%        10/14/02        After 30 before 50%       70%        30%
ADVISERS(WLA)                         50%        10/14/04                  After 50%        0%       100%

WISCONSIN          $ 16,666,667                                         Prior to 30%      100%         0%
WILSHIRE                              30%        10/25/02        After 30 before 50%       70%        30%
INVESTORS (WI)                        50%        10/25/04                  After 50%        0%       100%

LOUISIANA          $  8,000,000                                         Prior to 30%      100%         0%
WILSHIRE                              30%        10/15/05        After 30 before 50%       70%        30%
LA PARTNERS III                       50%        10/13/07                  After 50%        0%       100%
(WLPIII)

NEW YORK           $  6,807,866                                         Prior to 25%      100%         0%
WILSHIRE                              25%          4/7/02        After 25 before 40%       85%        15%
N.Y. ADVISERS II                      40%          4/7/03        After 40 before 50%       70%        30%
(WLA II)                              50%          4/7/04                  After 50%        0%       100%

NEW YORK           $  3,810,161                                         Prior to 25%      100%         0%
WILSHIRE                              25%         6/22/00        After 25 before 40%       85%        15%
ADVISERS(WA)                          40%         6/22/01        After 40 before 50%       70%        30%
                                      50%         6/22/02                  After 50%        0%       100%

LOUISIANA          $  3,355,000                                         Prior to 30%      100%         0%
WILSHIRE                              30%        10/13/03        After 30 before 50%       70%        30%
LA ADVISERS II                        50%        10/13/05                  After 50%        0%       100%
(WLA II)

         Under the various state Capco provisions, there is a difference in the amount of qualified investments made and the amount of income recognized by the respective Capcos upon satisfaction of the various benchmarks. The table below relates the investments made, as a percentage of total funds and in Dollar amounts, to the income recognized as each benchmark is achieved. In all of these programs, a majority of the Company's income from the delivery of the tax credits will be recognized no later than five years into the ten year programs.

                              ALLOCATED               INVESTMENT                 EARNED
       STATE                     TAX                  BENCHMARK                  INCOME
   CAPCO OR FUND               CREDITS            PERCENTAGE/DOLLARS       PERCENTAGE/DOLLARS
----------------------      -------------        -------------------       ------------------
FLORIDA                     $ 37,384,028          20% $    7,476,806        30%$   11,215,208
WILSHIRE                                          30% $   11,215,208        40%$   14,953,611
PARTNERS (WP)                                     40% $   14,953,611        50%$   18,692,014
                                                  50% $   18,692,014       100%$   37,384,028

NEW YORK.                   $ 35,160,202          25% $    8,790,051        15%$    5,274,030
WILSHIRE N.Y                                      40% $   14,064,080        30%$   10,548,060
PARTNERS III (WNY III)                            50% $   17,580,101       100%$   35,160,202

COLORADO                    $ 16,175,415          30% $    4,852,625        20%$    3,235,083
WILSHIRE COLORADO                                 50% $    8,087,708       100%$   16,175,415
PARTNERS (WC)
STATEWIDE POOL

COLORADO                    $  5,882,352          30% $    1,764,706        20%$    1,176,470
WILSHIRE COLORADO                                 50% $    2,941,176       100%$    5,882,352
PARTNERS (WC)
RURAL POOL

LOUISIANA                   $ 18,040,000          30% $    4,920,000        30%$    5,412,000
WILSHIRE LA                                       50% $    8,200,000       100%$   18,040,000
ADVISERS (WLA)

WISCONSIN                   $ 16,666,667          30% $    5,000,000        30%$    5,000,000
WILSHIRE                                          50% $    8,333,334       100%$   16,666,667
INVESTORS (WI)

LOUISIANA                   $  8,000,000          30% $    2,400,000        30%$    2,400,000
WILSHIRE LA                                       50% $    4,000,000       100%$    8,000,000
PARTNERS III (WLPIII)

NEW YORK.                   $  6,807,866          25% $    1,701,967        15%$    1,021,180
WILSHIRE N.Y                                      40% $    2,723,146        30%$    2,042,360
ADVISERS II (WNY II)                              50% $    3,403,933       100%$    6,807,866

NEW YORK                    $  3,810,161          25% $      952,540        15%$      571,524
WILSHIRE                                          40% $    1,524,064        30%$    1,143,048
ADVISERS (WA)                                     50% $    1,905,081       100%$    3,810,161

LOUISIANA                   $  3,355,000          30% $      915,000        30%$    1,006,500
WILSHIRE LA                                       50% $    1,525,000       100%$    3,355,000
ADVISERS II (WLA II)

         During each of the years ended December 31, 2002 and 2001, certain Capcos satisfied the required investment benchmarks and the related recapture percentages requirements and, accordingly, earned a portion of the tax credits.

         INTEREST AND SBA LOAN FEES - SBA LOANS

         Interest income on loans is recognized as earned. When a SBA loan is 90 days past due with respect to principal or interest and, in the opinion of management, interest or principal on individual loans is not collectible, or at such earlier time as management determines that the collectibility of such principal or interest is unlikely, the accrual of interest is discontinued and all accrued but uncollected interest income is reversed. Cash payments subsequently received on nonaccrual loans are recognized as income only where the future collection of the recorded value of the SBA loan is considered by management to be probable. Certain related direct costs to originate loans (including fees paid to SBA loan brokers) are deferred and amortized over the contractual life of the SBA loan using a method that approximates the effective interest method.

         ALLOWANCE FOR POSSIBLE SBA LOAN LOSSES

         An allowance for possible SBA loan losses is established by a provision for possible SBA loan losses charged to operations. Actual SBA loan losses or recoveries are charged or credited directly to this allowance. The provision for possible SBA loan losses is management's estimate of the amount required to maintain an allowance adequate to reflect the risks in the SBA loan portfolio; however, ultimate losses may vary from the current estimates. This estimate is reviewed periodically and any necessary adjustments are made in the period in which they become known.

         On an individual basis, Newtek evaluates all non-performing loans for possible impairment. The amount of impairment is determined by comparing the carrying value of the SBA loan to the estimated fair market value of the collateral Newtek holds and the difference is added to the Allowance for Possible Losses. Newtek will have a new appraisal done on the collateral if management feels it may have changed in value. If the carrying amount of the SBA loan (net of the allowance for possible loss) is different than the actual net recovery amount after liquidation of the collateral, then the company will record a gain/loss in its Consolidated Statement of Income at the time of disposition.

         Additionally, all loans are also evaluated as a group, and Newtek uses industry wide statistics of SBA loan losses and management's experience in the industry to record reserves on its SBA loan portfolio.

         SALES AND SERVICING OF SBA LOANS

         NSBF originates loans to customers under the SBA program that generally provides for SBA guarantees of 75% to 80% (85% for loans received by the SBA on or after December 22, 2001) of each SBA loan, subject to a maximum guarantee amount. NSBF sells the guaranteed portion of each SBA loan to a third party and retains the unguaranteed principal portion in its own portfolio. A gain is recognized on these loans through collection on sale of a premium over the adjusted carrying value. Gain on sale of the guaranteed portion of the loans is recognized at the date of the sales agreement when control of the future economic benefits of the SBA loan is surrendered. At December 31, 2002 NSBF had no outstanding receivables from the sale of the guaranteed portion of loans sold.

         NSBF accounts for its capitalized servicing rights and sales of finance receivables in accordance with Statement of Financial Accounting Standards No. 140 (SFAS No. 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" a replacement of FASB Statement No. 125, which became effective on April 1, 2001. In accordance with SFAS No. 140, upon sale of the loans to third parties, NSBF's investment in an SBA loan is allocated among the retained portion of the SBA loan (unguaranteed), the sold portion of the SBA loan (guaranteed) and the value of SBA loan servicing retained, based on the relative estimated fair market values of each at the sale date. The difference between the proceeds received and the allocated carrying value of the SBA loan sold is recognized as a gain on sale of loans. In each SBA loan sale, NSBF retains servicing responsibilities and receives servicing fees of 1% of the outstanding SBA loan balance. The purchasers of the loans sold have no recourse to NSBF for failure of customers to pay amounts contractually due.

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

                                                                     STOCK COMPENSATION
                                                                    2002            2001
                                                                ------------    ------------
As reported
   Net income                                                   $  8,168,251    $    929,560
   Deduct: Total  stock based employee compensation expense
     determined under fair value based method for all awards,
     net of related tax effects                                   (1,007,371)       (554,266)
                                                                ------------    ------------
   Pro forma net income                                         $  7,160,880    $    375,294
                                                                ------------    ------------
   Earnings per share:
      Basic - as reported                                       $        .34    $        .04
                                                                ------------    ------------
      Basic - pro forma                                         $        .30    $        .02
                                                                ------------    ------------
   Diluted - as reported                                        $        .34    $        .04
                                                                ------------    ------------
   Diluted net income per share                                 $        .29    $        .02
                                                                ------------    ------------


         For 2002 and 2001, the weighted average fair value of each option granted is estimated on the date of grant using the Black Scholes model with the following assumptions: expected volatility of 85%, risk-free interest rate of 3.53% to 6.15%, expected dividends of $0 and expected terms of 1-6 years.

         GOODWILL

         Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" ("SFAS 142") as of January 1, 2002. This statement requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Based upon the Company's performance of the transitional impairment tests using the fair value approach required by the standard, the Company has determined that no impairment existed as of December 31, 2002 and December 31, 2001.


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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values of accounts payable and accrued expenses approximate fair value because of the short term maturity of these instruments. The carrying value of investments in qualified businesses, loans receivable, structured insurance product, notes and loans payable, credits in lieu of cash, interest payable in credits in lieu of cash, bank notes payable, and warrants approximate fair value based on management's estimates.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. The adoption of these standards did not have a material impact on the Company's financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

         In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (FAS 145). This statement eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they are both unusual in nature and infrequent in occurrence. This provision of FAS 145 will be effective for the Company as of the beginning of fiscal year 2004. This statement also amends FAS 13, "Accounting for Leases" and certain other authoritative pronouncements to make technical corrections or clarifications. FAS 145 will be effective related to the amendment of FAS 13 for all transactions occurring after May 15, 2002. All other provisions of FAS 145 will be effective for financial statements issued after May 15, 2002. The Company has determined that this statement will not have a significant impact on its financial condition and results of operations.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of implementing FAS 146.

         In October 2002, the FASB issued Statement No. 147 ("SFAS 147), "Acquisitions of Certain Financial Institutions." SFAS 147 addresses financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets of financial institutions, including those acquired in transactions between two or more mutual enterprises. The provisions of the statement will be effective for acquisitions on or after October 1, 2002. The adoption of SFAS No. 147 did not have a material impact on the Company's financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material impact on the Company's financial position or results of operations.

         In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and provide general indemnifications. The Company's maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. Based on the Company's experience, the Company expects the risk of loss to be remote.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The Company is currently evaluating the impact of implementing FIN No. 46.

         RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 - INSURANCE:

         On November 19, 1998, WA purchased a structured insurance product covering a ten-year period (the "Capco Policy") from an AAA rated international insurance company (the "Insurer"). This insurance provides for (i) the repayment, on the maturity date, of the note payable issued by WA to the Certified Investors in connection with the capitalization of WA ("Note") ("Coverage A") and (ii) the loss or recapture of the state tax credits delivered to the Certified Investors ("Coverage B"). Notwithstanding the Insurer's obligation, WA (alone among Newtek's Capcos) remains primarily liable for repayment of the Note. Premiums for the Capco Policy have been paid in full at inception and the Capco Policy is non-cancelable. The Capco paid a total of $1,805,599 for the Capco Policy. The costs of Coverage's A and B were $1,647,905 and $157,694, respectively. Under Coverage A, the Insurer is required to pay the principal amount of the Note (Note 4), $2,673,797, on the maturity date in June 2008. Accordingly, the Company has recorded the Coverage A payment as an asset, called structured insurance product, and has been increasing the recorded amount via an accretion to interest

NOTE 2 - INSURANCE:


income. For the years ended December 31, 2002 and December 31, 2001 the Company recorded $102,938 for each year, as interest income. At the June 2008 Note maturity date, the asset balance will be $2,673,797, the Insurer will pay the Certified Investors, and the Company will reverse this asset balance in full with a corresponding reversal of the Note balance.

         On May 10, 2000, WA purchased another structured insurance product, or Capco Policy, covering an eight-year period from an AAA rated international insurance company. This insurance provides for the same terms and conditions as the aforementioned initial insurance product as described above. The Company paid a total of $821,500 for this additional Capco Policy. The costs of Coverage's A and B were $661,432 and $160,068, respectively. Under Coverage A, the Insurer is required to pay the principal amount of the Note (Note 4), $1,136,364, on the maturity date in June 2008. Accordingly, the Company has recorded the Coverage A payment as an asset, called structured insurance product, and has been increasing the recorded amount via an accretion to interest income. For each of the years ended December 31, 2002 and December 31, 2001, the Company recorded $58,469 as interest income. At the June 2008 Note maturity date, the asset balance will be $1,136,364, the Insurer will pay the Certified Investors, and the Company will reverse this asset balance in fall with a corresponding reversal of the Note balance.

         For all other Capcos, at the time the Capcos obtained the proceeds from the issuance of the debt instruments, Capco warrants or Company common stock to the Certified Investors, the Capcos purchased insurance contracts from the Insurer. These insurance contracts are similar to those described above, however, the Coverage A portion of these contracts extinguishes all or, in some cases, substantially all of the Capco's liability for the full amount of proceeds obtained from the Certified Investors and, as such shifts such liability to the Insurer. The structure of the Capco insurance is, with respect to Coverage A (return of principal), that the insurer assumes the primary obligation to make the repayment of principal of the Capco notes upon the maturity dates (other than our first Capco, WA). The Insurer is primarily liable to the Certified Investors for such amounts. The Capcos, however, are secondarily, or contingently, liable for such payment.

         For all Capcos (including WA), the Company has also purchased (as well as financed) Coverage B insurance which provides for the payment of cash in lieu of tax credits in the event the Capco becomes decertified. The Capcos remain primarily liable for the tax credits representing the interest obligation on the notes payable to certified investors. The amount paid for Coverage B has been recorded as prepaid insurance and is being amortized to expense over the life of the Capco Policy. The prepaid insurance balance of $14,056,196 at December 31, 2002 and $10,820,841 at December 31, 2001 is comprised solely of the unamortized cost of Coverage B insurance.

         We are primarily liable for only the Wilshire Advisers note payable.

         The Company's Coverage A and B purchases are summarized as follows (there were no such purchases in the year ended December 31, 2001):

                                                PREMIUM PAID     PREMIUM PAID
                                 DATE OF             FOR             FOR
CAPCO OR CAPCO FUND              PURCHASE       COVERAGE A(3)    COVERAGE B(3)
-------------------           -------------   ---------------    -------------
WA                            November 1998   $  1,647,905(1)    $    157,694
TOTAL - 1998                                  $  1,647,905       $    157,694
                                              ---------------    ------------
WP                              April 1999    $ 23,127,927(2)    $  3,998,948
WLA                            October 1999   $  9,175,844(2)    $  2,193,741
WI                             October 1999   $  9,086,227(2)    $  2,352,786
TOTAL - 1999                                  $ 41,389,998       $  8,545,475
                                              ---------------    ------------
WNYII                           April 2000    $  5,019,803(2)    $    504,745
WA                               May 2000     $    661,432(1)    $    160,068
WLPII                          October 2000   $  2,456,565(2)    $    319,958
WNYIII                        December 2000   $ 29,052,790(2)    $  4,137,438
TOTAL - 2000                                  $ 37,190,590       $  5,122,209
                                              ---------------    ------------
WCOP                            April 2002    $ 11,654,021(2)    $  3,604,978
WLPIII                         October 2002   $  2,859,644(2)    $  1,089,134
TOTAL 2002                                    $ 14,513,665       $  4,694,112
                                              ---------------    ------------

(1) Coverage A has been accounted for as a structured insurance product as described previously in this Note.

(2)  Coverage A has been accounted for as described in Note 8.

(3) Coverage B has been accounted for as described previously in this Note. Additionally, a portion of the premiums paid for Coverage's A and B were financed by notes and the issuance of warrants.

The Company's Coverage B purchases and related amortization are summarized as follows:

Prepaid Insurance as of 12/31/00                                  $  12,187,376
Prepaid Insurance purchased for the year ended 12/31/01                       0
Amortization of Prepaid Insurance for the year ended 12/31/01        (1,366,535)
                                                                     ----------
Prepaid Insurance as of 12/31/01                                     10,820,841
Prepaid Insurance purchased for the year ended 12/31/02               4,694,112
Additional Prepaid Insurance adjustment                                 169,284
Amortization of Prepaid Insurance for the year ended 12/31/02        (1,628,041)
                                                                  -------------
Prepaid Insurance as of 12/31/02                                  $  14,056,196


         All Capcos receive funding from the Certified Investors for the sales of notes, warrants or Company stock regardless of the accounting treatment of the Capco insurance.

NOTE 3 - INVESTMENTS IN QUALIFIED BUSINESSES:

         The following table is a summary of such investments as of December 31, 2002, shown separately between their debt and equity components, and all terms of each are summarized. There are no expiration dates on any of the financial instruments, unless disclosed.

         The various interests that the Company acquires in its qualified investments are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company's voting interest in an investee.

         Consolidation Method. Investments in which the Company directly or indirectly owns more than 50% of the outstanding voting securities or those the Company has effective control over are generally accounted for under the consolidation method of accounting. Under this method, an investment's financial position and results of operations are reflected within the Company's Balance Sheet and Consolidated Statements of Income. All significant inter-company accounts and transactions, including returns of principal, dividends, interest received and investment redemptions have been eliminated. The results of operations and cash flows of a consolidated Partner Company are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the Partner Company. Upon dilution of control below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

         Equity Method. Investees that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the Company's Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Company, including voting rights associated with the Company's holdings in common, preferred and other convertible instruments in the investee. Under the equity method of accounting, an investee's accounts are not reflected within the Company's Consolidated Balance Sheet and Consolidated Statements of Income; however, the Company's share of the earnings or losses of the investee is reflected in the caption "Equity income (loss)" in the Consolidated Statements of Income.

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

         The Company's debt and equity investments have in virtually all cases been made with funds available to Newtek through the Capco programs. These programs generally require that each Capco meet a minimum investment benchmark within 5 years of initial funding. The investments listed below qualify for this purpose. In addition, any funds received by a Capco as a result of a debt repayment or equity return may, under the terms of the Capco programs, be reinvested and this will be counted towards the Capcos' minimum investment benchmarks.

         In accordance with the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investment in Debt and Equity Securities", the Company classifies its debt investments as held-to-maturity and such investments are initially recorded at amortized cost. On a monthly basis, Newtek's Investment Committee meets to evaluate the Company's investments. The Company considers several factors in determining whether an impairment exists on the investment, such as the investee's net book value, cash flow, revenue growth and net income. In addition, the Investment Committee considers other factors, such as the economy and the investee company's industry, to determine if an other than temporary decline in value exists in the Company's investment.

                                DEBT INVESTMENTS

                         NEWTEK IT      DIRECT                                     MERCHANT
                         SERVICES,    CREATIONS,     1-800 GIFT     STARPHIRE        DATA        DISTRIBUTION    4G's TRUCK
                            LLC           LLC       CERTIFICATES  TECHNOLOGIES,    SYSTEMS,        VIDEO AND      RENTING
INVESTEE                   MAR-01       SEP-01,       JUL-99,          LLC           INC.         AUDIO CORP.   NOV99,DEC 00
INVESTMENT DATE(S)         MAR-02        NOV-01        JUL-01         JUN-01         AUG-00         JUNE-00        JUN-02
MATURITY DATE              5.75%        JUN-04,        JUL-02         JUN-02        MAY-04           JUNE02        AUG-03
INTEREST RATE                            LIBOR        VARIOUS         5.75%          0.00%          10.00%         7.40%
-------------------   ------------   -----------    ------------  ------------   ------------   -------------   ------------
Principal
  outstanding at
  December 31, 2000   $   100,000    $  750,000      $  244,928                  $ 1,698,950     $ 1,000,000    $ 900,000
Debt investments
  made in 2001          3,500,000     1,358,333         950,000   $ 1,000,000        400,000                      100,000
Return of
  principal - 2001                     (750,000)       (135,731)                  (1,998,950)       (175,000)    (525,000)
Other than
  temporary
  decline in value
  of its
  investments-2001                                                                   (86,044)
Converted from
  debt to equity         (100,000)
Converted from
  equity to debt                                                                     900,000
Principal
  outstanding at                                                                                                  475,000
  December 31, 2001     3,500,000     1,358,333       1,059,197     1,000,000        913,956         825,000
Debt investments
  made in 2002                                                                                                    100,000
Return of
  principal - 2002     (3,500,000)                     (559,197)   (1,000,000)                      (825,000)    (475,000)
Other than
  temporary
  decline in
Value of its
  investments-2002
  (C) 28,635 Converted
  from debt to equity                  (735,100)       (500,000)
Converted from
  Direct Creations
  to DC Media
  equity                                (86,723)
Converted from
  Direct Creations
  to DC Media sub
  debt                                 (163,277)
Principal
  outstanding at
  December 31, 2002                  $  373,233                                  $   942,591                    $ 100,000

                                DEBT INVESTMENTS

                                                                           NEWTEK
                                  TRANSWORLD                             FINANCIAL                     DOWN TO
                                   BUSINESS       BUY         HYPER-        INFO                       EARTH,
                                   BROKERS,     SEASONS,       COSM       SERVICES     CB REAL          INC.       AUTOTASK
INVESTEE                             LLC          INC.        APR-01       OF FL       NET, LLC        DEC-99       GROUP
INVESTMENT DATE (S)                 JUN-01       JUN-01       APR-06       NOV-99       FEB-00         AUG-00       OCT-02
MATURITY DATE(S)                    JUN-04       JUN-06     (ORIGINAL)     NOV-01       DEC-01         AUG-01       SEP-03
INTEREST RATE                       5.00%        11.00%       10.00%       5.25%        8.00%          9.00%        7.75%
                                 -----------  -----------  ----------- -----------   -----------    -----------  -----------
Principal outstanding at
  December 31, 2000                                                    $ 3,104,201   $ 2,500,000    $    80,000

Debt investments made in 2001    $   240,000  $   200,000  $   250,000

Return of principal - 2001                        (20,000)              (2,966,95)    (2,500,000)       (80,00)
Other than temporary decline
  in value of its
  investments-2001                                            (250,000)    (35,601)
Principal outstanding at
  December 31, 2001                  240,000      180,000                  101,641
Debt investments made in 2002                                                                                        200,000
Investment consolidated with
  parent                                                                  (101,641)

Return of principal - 2002          (100,000)    (180,000)
Other than temporary decline
  in value of its
  investments-2002 (C)
Principal outstanding at
  December 31, 2002              $   140,000           --           --           --          --            --    $   200,000




                                      LOUISIANA        GULF
                                        BIDCO         COAST
INVESTEE                                LOANS         BIDCO
INVESTMENT DATE (S)                    VARIOUS        DEC-02
MATURITY DATE(S)                       VARIOUS       VARIOUS
INTEREST RATE                         PRIME +1%      VARIOUS
                                    ------------   -----------
Principal outstanding at
  December 31, 2000                  $   669,841

Debt investments made in 2001          4,561,560

Return of principal - 2001            (2,710,644)
Other than temporary decline
  in value of its
  investments-2001
Principal outstanding at
  December 31, 2001                    2,520,757
Debt investments made in 2002          1,062,224      972,500
Investment consolidated with
  parent

Return of principal - 2002            (2,103,712)
Other than temporary decline
  in value of its
  investments-2002 (C)                  (245,240)
Principal outstanding at
  December 31, 2002                  $ 1,234,029   $  972,500

                           DEBT INVESTMENTS - SUMMARY


                                                                      TOTAL
--------------------------------------------------------------------------------
Principal outstanding at December 31, 2000                        $  11,047,920

Debt investments made in 2001                                        12,559,893

Return of principal - 2001                                          (11,862,284)

Other than temporary decline in value of its investments-2001          (371,645)

Converted from debt to equity                                          (100,000)

Converted from equity to debt                                           900,000

Principal outstanding at December 31, 2001                           12,173,884

Debt investments made in 2002                                         2,334,724

Investment restructured and consolidated with parent                   (101,641)

Return of principal - 2002                                           (8,742,909)

Other than temporary decline in value of its investments-2002 (C)      (216,605)

Converted from debt to equity                                        (1,235,100)

Converted from Direct Creations to DC Media equity                      (86,723)

Converted from Direct Creations to DC Media sub debt                   (163,277)

Principal Outstanding at December 31, 2002                            3,962,353

                                EQUITY INVESTMENT

                                                                                               DISTRIBUTION
                                     DIRECT       1-800 GIFT      STARPHIRE                      VIDEO AND        NICHE
                                   CREATIONS,    CERTIFICATES    TECHNOLOGIES     MERCHANT         AUDIO       DIRECTORIES
INVESTEE                               LLC          JUL-99           ,LLC           DATA           CORP.         SEP-00,
INVESTMENT DATE(S)                  VARIOUS,        COMMON          AUG-00        SYSTEMS,         JUN-00         DEC-00
TYPE OF INVESTMENT                   AUG-02         STOCK/        PREFERRED         INC.          COMMON        PREFERRED
OWNERSHIP INTEREST AS OF            WARRANTS       WARRANTS       MEMBERSHIP        SEP-00         STOCK        MEMBERSHIP
DECEMBER 31, 2002                     <20%           7.14%          50.00%       WARRANTS 0%      <20.00%         37.50%
------------------------------   -------------  --------------  -------------  -------------  --------------  -------------
Total equity investments at
  December 31, 2000                              $    25,000     $ 1,485,001     $    785,181    $   200,000    $ 1,317,357
Equity investments made  in
  2001
Equity in income (losses)
  2001 (B)                                                          (757,322)                                      (842,149)

Converted from equity to debt                                                        (785,181)

Converted from debt to equity
Total equity investments at
  December 31, 2001 (A)                               25,000         727,679                         200,000        475,208
Equity investments made in
  2002
Equity in income (losses)
  2002                                                                                                            (431,484)

Return of Capital                                    (25,000)

Converted from debt to equity    $   735,100         500,000
Other than temporary decline
  in Value of its
  investments-2002 (C)              (464,277)                       (727,679)                                      (43,724)
Investment consolidated with
  parent
Total equity investments at
  December 31, 2002              $   270,823     $   500,000              --               --    $   200,000             --



                                      NEWTEK IT
INVESTEE                              SERVICES,
INVESTMENT DATE(S)                       LLC
TYPE OF INVESTMENT                     OCT-00
OWNERSHIP INTEREST AS OF              PREFERRED
DECEMBER 31, 2002                     STOCK 50%
------------------------------     --------------
Total equity investments at
  December 31, 2000                  $   793,044
Equity investments made  in
  2001
Equity in income (losses)
  2001 (B)                              (462,499)

Converted from equity to debt

Converted from debt to equity            100,000
Total equity investments at
  December 31, 2001 (A)                  430,545
Equity investments made in
  2002
Equity in income (losses)
  2002

Return of Capital

Converted from debt to equity
Other than temporary decline
  in Value of its
  investments-2002 (C)
Investment consolidated with
  parent                                (430,545)
Total equity investments at
  December 31, 2002                           --

                               EQUITY INVESTMENTS

                                                               NEWTEK                      TRANSWORLD
                                                              FINANCIAL         SBA          BUSINESS
                                              BUYSEASONS,   INFO SERVICES     HOLDINGS,      BROKERS,
INVESTEE                                          INC         OF FL, LLC        INC            LLC
INVESTMENT DATE(S)                               JUN-01        JUN-01          SEP-02         JUN-01
TYPE OF INVESTMENT                               COMMON        COMMON        PREFERRED      PREFERRED
OWNERSHIP INTEREST AS OF                         STOCK         STOCK           STOCK       MEMBERSHIP
DECEMBER 31, 2002                                 <20%         87.48%         90.00%           33.33%          TOTAL
----------------------------------------      -----------   -------------   -----------   ------------    ------------
Total equity investments at December 31,
  2000                                                                                                    $ 4,605,583

Equity investments made  In 2001             $  100,000     $  450,000                    $   350,000         900,000

Equity in income (losses) 2001 (B)                            (507,212)                       (32,088)     (2,601,270)

Converted from equity to debt                                                                                (785,181)

Converted from debt to equity                                                                                 100,000
Total equity investments at December 31,
  2001 (A)                                      100,000        (57,212)                       317,912       2,219,132

Equity investments made In 2002                                             2,000,000                       2,000,000

Equity in income (losses) 2002                                                               (297,625)       (729,109)

Return of Capital                                                                                             (25,000)

Converted from debt to equity                                                                               1,235,100

Investment consolidated with parent                             57,212     (2,000,000)                     (2,373,333)
Other than temporary decline in value of
  its investments-2002 (C)                                                                                 (1,235,680)

Total equity investments at December 31,
  2002                                       $  100,000             --             --     $    20,287     $ 1,091,110


(A) For 2001, the total amount per the balance sheet is $2,276,344, which is approximately $57,000 higher than the amount shown on this schedule, due to the Company's decision to fund the losses in excess of its book value. Such $57,000 is recorded in accounts payable and accrued expenses in the accompanying balance sheet as of December 31, 2001.

(B) For 2001, the total amount per the Company's Consolidated Statement of Income is approximately $321,000 lower than the amount shown on this schedule, due to the elimination of the activities between the Company and these equity related investments

(C) For 2002, the total amount per the Statement of Income (for both equity and debt investments) is approximately $150,000 higher than the amount shown on this schedule, due to the permanent impairment of a "non-Capco" related investment which is not shown on the statement.

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

         All companies in which the Company has made equity investments provide the Company with unaudited financial statements. For each equity method investment, Newtek management reviews the facts and circumstances that are apparent to ascertain if an adjustment is necessary to the books of the investee to make its financial statements materially correct.

         During the year ended December 31, 2002, the Company recorded an additional $380,000 of equity investee losses. In the case of Transworld Business Brokers, the company determined that there was approximately $290,000 of unrecorded deferred tax liabilities which the company computed. In addition, Newtek determined approximately $90,000 of additional accounting and legal accruals that were not recorded by NicheDirectories.

                          CONSOLIDATED DEBT INVESTMENTS

                            NEWTEK                                                                        NEWTEK
                           MERCHANT         NEWTEK                                        NEWTEK         FINANCIAL
                          SOLUTIONS        MERCHANT                        NEWTEK        BUSINESS           INFO           DC
                              OF         SOLUTIONS OF      PPM LINK,     STRATEGIES,    EXCHANGE OF     SERVICES OF      MEDIA
INVESTEE                   NY, LLC         WI, LLC           LLC            LLC           NY, LLC         FL, LLC       FINANCE
INVESTMENT DATE(S)          MAR-01          JUN-01          MAR-01         AUG-01         MAR-02           NOV-99        OCT-02
MATURITY DATE               NOV-05          JUN-06          SEP-02         OCT-02         MAR-05           NOV-01        OCT-03
INTEREST RATE                6.00%           5.00%           5.75%          5.00%          2.50%            5.25%        12.00%
--------------------     -----------    -------------   ------------    -----------    ------------    -------------   ---------
Total consolidated
  debt investments
  made in 2001            3,400,000       2,100,000       1,850,000       950,000
Return of
  principal - 2001                         (210,000)                      (25,000)
Total consolidated
  debt investments
  as of December
  31, 2001                3,400,000       1,890,000       1.850,000       925,000
Total consolidated
  debt investments
  made in 2002               60,000                                                      325,000
Investment
  restructured and
  consolidated
  with parent                                                                                              150,000
Return of
  principal - 2002       (2,850,000)       (385,000)                     (925,000)
Converted to
  equity from
  Debt - 2002                                              (850,000)
Converted to debt
  from Equity -
  2002                       75,000                                                                                      163,277

Total                      $685,000      $1,505,000      $1,000,000            --       $325,000          $150,000      $163,277





INVESTEE
INVESTMENT DATE(S)
MATURITY DATE
INTEREST RATE                  TOTAL
--------------------       ------------
Total consolidated
  debt investments
  made in 2001             $8,300,000
Return of
  principal - 2001          (235,000)
Total consolidated
  debt investments
  as of December
  31, 2001                  8,065,000
Total consolidated
  debt investments
  made in 2002                385,000
Investment
  restructured and
  consolidated
  with parent                 150,000
Return of
  principal - 2002        (4,160,000)
Converted to
  equity from
  Debt - 2002               (850,000)
Converted to debt
  from Equity -
  2002                        238,277

Total                      $3,828,277

                         CONSOLIDATED EQUITY INVESTMENTS

                                   NEWTEK                                                                            NEWTEK
                                  MERCHANT          NEWTEK                                                          BUSINESS
                                  SOLUTIONS        MERCHANT         NEWTEK           PPM            NEWTEK          EXCHANGE
                                   OF NY,         SOLUTIONS        MERCHANT          LINK,       STRATEGIES,         OF NY,
                                     LLC            OF LA,        SOLUTIONS           LLC             LLC              LLC
INVESTEE-INVESTMENT                MAR-01         LLC AUG-01        OF CO,          MAR-01          AUG-01           MAR-02
DATE(S)                           PREFERRED        PREFERRED         LLC          PREFERRED        PREFERRED        PREFERRED
TYPE OF INVESTMENT                 MEMBER           MEMBER          JUN 01          MEMBER          MEMBER           MEMBER
OWNERSHIP INTEREST                 90.00%            95.00%         95.00%            67.00%          70.00%           94.14%
---------------------------  -------------- ----------------  ---------------  --------------  --------------   ---------------
Total consolidated equity
  investments -2001          $     200,000  $      1,350,000                   $      253,333  $      999,950
Total consolidated equity
  investment made in 2002                                           3,308,665                                         3,175,667
Investment consolidated
  with parent
Converted from debt to
  equity -2002                                                                        850,000
Converted from equity to
  debt -2002                       (75,000)

Preferred return-dividends                                                                                              (73,471)
Total consolidated equity
  Investments - 2002         $     125,000  $      1,350,000 $      3,308,665  $    1,103,333  $      999,950    $    3,102,196

                                                 NEWTEK             NEWTEK
                                               FINANCIAL           FINANCIAL                      WILSHIRE
                                  SBA             INFO               INFO           NEWTEK        LOUISIANA
                               HOLDINGS,        SERVICES           SERVICES         CLIENT        CAPITAL          NEWTEK IT
                                  INC.           OF LA,             OF FL,        SERVICES,      MANAGEMENT        SERVICES,
                                SEP-02            LLC                 LLC             LLC           FUND              LLC
INVESTEE                         SERVICES        DEC-03             JUN-01          JUN -03        DEC-02           OCT-00
INVESTMENT DATE(S)             PREFERRED       PREFERRED           PREFERRED      PREFERRED       PREFERRED        PREFERRED
TYPE OF INVESTMENT               STOCK           MEMBER           MEMBERSHIP        MEMBER       MEMBERSHIP          STOCK
OWNERSHIP INTEREST               90.00%          80.00%             87.48%          95.00%         100.00%           90.00%
---------------------------  -------------- ----------------  ---------------  --------------  --------------   ---------------
Converted from equity
  method to consolidation                                                                                        $     430,545
Total consolidated equity
  investments - 2001                                                                                                   430,545
Total consolidated equity
  investments - 2002                         $      284,000     $    185,000   $   3,550,000   $     972,500
Investment consolidated
  with parent                $    2,000,000                          (57,212)

Preferred return-dividends                                           (27,405)        (27,273)
Preferred return-
  redemption                                                                      (1,081,271)
Total consolidated equity
  Investments - 2002         $    2,000,000  $      284,000     $    100,383   $   2,441,456   $     972,500     $     430,545

  Investee Investment Date
  Type of Investment
  Ownership Interest                                                Total
  ------------------------------                                --------------
  Converted from
  equity method to consolidation                                $      430,545
   Total consolidated equity
    investments 2001                                                 2,803,283
   Total consolidated equity
    investment 2002                                                 11,475,832
   Investment consolidated
    with Parent                                                      1,942,788
   Converted from debt to
    equity  2002                                                       850,000
   Converted from equity to
    debt - 2002                                                       (75,000)

   Preferred return - dividends                                      (128,149)
   Preferred returns -
    redemption                                                     (1,081,271)
   Total consolidated equity
    Investments  2002                                           $   16,648,573


         The following analysis demonstrates the relationship of total consolidated investment, funds returned by consolidated entities and results in the net investments in consolidated entities.

--------------------------------------------------------------------------------
SUMMARY OF CONSOLIDATING INVESTMENT ACTIVITY
------------------------------------------------------------ -------------------
Consolidating Investments made in 2002
(Equity and Debt)                                            $13,860,832
------------------------------------------------------------ -------------------

------------------------------------------------------------ -------------------
Less: Repayments from Consolidated Entities                   (5,302,583)
------------------------------------------------------------ -------------------

------------------------------------------------------------ -------------------
Plus: Cash Received from Consolidation of Entities
Formerly Accounted for Under the Equity Method                   313,485
------------------------------------------------------------ -------------------

------------------------------------------------------------ -------------------
Consolidation of Majority Owned Subsidiaries                 $ 8,871,734
------------------------------------------------------------ -------------------

         The Company recognizes income from tax credits as it's capcos make qualified investments and satisfy statutory investment percentage thresholds within specified time requirements. Newtek believes that the presentation in the statement of cash flows of gross investments made is appropriate since it provides disclosure of the aggregate amount of investment activity during the reporting period, thus providing the information relative to achieving the Company's investment thresholds and the corresponding recognition of income from tax credits.

NOTE 4 - OTHER INVESTMENTS:


         In the year 2000, the Company invested $195,000 in five different internet startup companies, for minority stakes (the cost method was used since the percentage owned by Newtek was less than 20% it did not exercise significant influence over these entities). These investments were made from Newtek's "non-Capco" funds (Capco funds have restrictions on where the business must be located, the type of business that can be invested in, etc.). In 2001, the Company made a follow on investment of $78,000 in one of the companies. These investments were recorded as Other Assets on the Balance Sheet.

         All the non-qualified investments have been written down in full at December 31, 2002 due to charges recorded in 2001 ($75,000) and 2002 ($162,000).
These write-offs were recorded as an Other Than Temporary Decline in Value of Investments on the Statement of Income.

NOTE 5 - NOTES PAYABLE - CERTIFIED INVESTORS:

         In June 1998 WA issued a note and a warrant to a Certified Investor for a total amount of $2,673,797. The Capco's interest obligations under the note are as described in Notes 1 and 8. The warrant entitles the Certified Investor to purchase 13% of WA's member units at a purchase price of $.01 per unit. The warrant can be exercised at any time after the fifth year of the 10 year term of the note. In 2002, the warrant was purchased by the Company for stock.

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

         As discussed in Note 2, although WA purchased Coverage A, the note purchase agreements were structured such that, for accounting purposes, WA remained primarily liable for the repayment of principal on the notes payable to the certified investors. As such, WA was unable to extinguish its liability under the provisions of SFAS 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities. All of Newtek's other capcos effectively extinguished their notes payable to the certified investors as more fully described in

Note 10. Despite these accounting considerations, as both a legal and practical matter, Newtek continues to rely on the provisions of the Capco insurance policy for WA that requires the insurer to make the payment of the principal amount of the certified investor notes at maturity.

Following is a summary of the Note Payable Certified Investor balance:

        ------------------------------------------------------------------
        Balance -December 31, 2000                           $3,861,220
        ------------------------------------------------------------------
        Less: Amortization of premium to income                  (2,831)
        ------------------------------------------------------------------
        Balance - December 31, 2001                           3,858,389
        ------------------------------------------------------------------

        Less: Amortization of premium to income                 (14,208)
        ------------------------------------------------------------------
        Balance - December 31, 2002                          $3,844,181
        ------------------------------------------------------------------

Set forth below is the total amount of principal repayments due to Certified Investors for which the Company's capcos are secondarily liable:

                     Year                Ending December 31
                    ------               ------------------
                     2004                        $3,695,940
                     2005                        41,312,861
                     2006                         3,102,659
                     2007                        10,503,806
                     2008                         4,337,136
                     2009                        70,450,695
                                         ------------------
                    Total                      $133,403,096


NOTE 6 - NOTES PAYABLE - INSURANCE AND OTHER:

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

         In April 2000, WNYII borrowed $1,500,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of this Capco. The note bears interest at 9.5%, and is payable in three installments beginning on October 13, 2001, with the final payment due on April 13, 2003. WNYII made the October 13, 2001 payment in accordance with the terms of the agreement. Accrued interest included in accounts payable and accrued expenses at December 31, 2002 and December 31, 2001 amounted to approximately $86,000 and $100,000, respectively.

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

         In January 2001, WNYPIII borrowed $5,200,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of this Capco. The notes bear interest at 9.4%, and are payable in three installments beginning on July 31, 2002, with the final payment due on January 31, 2004. Accrued interest included in accounts payable and accrued expenses at December 31, 2002 and December 31, 2001amounted to approximately $49,000 and $449,000, respectively.

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

         In October 2002, WLPIII borrowed $1,000,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of this Capco. The notes bear interest at 7.4%, and are payable in three installments beginning on April 15, 2003, with the final payment due on October 15, 2005. Accrued interest included in accounts payable and accrued expenses at December 31, 2002 amounted to approximately $16,000.

         These notes are collateralized by the assets of the respective Capcos.

         The aggregate amounts of principal payments on existing notes payable - insurance maturing in each of the next three years are as follows (all are as of December 31st):

          2003                                        $ 2,080,608
          2004                                          1,806,818
          2005                                          1,482,470
                                                      -----------
                                                      $ 5,369,896
                                                      -----------

Following is a summary of the Notes Payable - Insurance balance:

         -----------------------------------------------------
         Balance -December 31, 2000              $ 5,800,000
         -----------------------------------------------------
         Less: Repayments made in 2001            (1,595,968)
         -----------------------------------------------------
         Add: Borrowings by Capcos in 2001         5,200,000
         -----------------------------------------------------
         Balance - December 31, 2001               9,404,032
         -----------------------------------------------------

         Less: Repayments made in 2002            (7,034,136)
         -----------------------------------------------------
         Add: Borrowings by Capcos in 2002         3,000,000
         -----------------------------------------------------
         Balance - December 31, 2002             $ 5,369,896
         -----------------------------------------------------


In addition, during 2002, one of the Company's consolidated partner companies issued approximately $481,000 in notes (12% interest per annum) which are due in full in 2003.

         The Capcos borrowed these funds to assist in paying the premiums for the Capco insurance which included both Coverage A and Coverage B and thus providing greater liquidity in the Capco. This additional borrowing enabled the Capco to have more cash available to make more qualified investments. The borrowings can be repaid from the proceeds of returns to the capcos through principal and interest on debt investments and returns of or on equity from investments made or cash flows from operations. AI Credit, as well as the insurer for the Capco insurance policy, are subsidiaries of AIG.

NOTE 7 - LINES OF CREDIT:

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

         Commercial Capital Corp. ("CCC") at the time of its acquisition by the Company had a $10 Million line of credit with a bank. As of December 31, 2002, the amounts outstanding under this line of credit were $3,998,630 and were assumed by the Company in connection with its acquisition of CCC (included in Bank Notes Payable on the accompanying consolidated balance sheet the aggregate such amount reduced by $1,500,000 due to the conversion of such borrowings into CCC preferred stock immediately prior to the acquisition). The line of credit is collateralized by loans made by CCC. The line of credit bears interest at the prime interest rate plus 1% with interest payable monthly. The average rate for the year ended December 31, 2002 was 5.76%. The rate at December 31, 2002 was 5.25%. There was no accrued interest payable under this line of credit as of December 31, 2002. In addition, this line of credit requires that a percentage of all advances made to CCC be deposited into an account in the name of the bank. The balance in this account as of December 31, 2002 was $198,467 and is included in receivable from bank on the accompanying consolidated balance sheet.

         CCC also had a line of credit with another bank for $75,000,000. As of December 31, 2002, the amount outstanding under this line of credit was $51,325,862 and was assumed by the Company in connection with its acquisition of CCC (included in Bank Notes Payable on the accompanying consolidated balance sheet the aggregate such amount reduced by the aforementioned $1,500,000 preferred stock). The line of credit bears interest at the one-month LIBOR rate plus 2.50%, and was collateralized by the loans made by CCC. The average interest rate for the year ended December 31, 2002 was 4.3%. The interest rate at December 31, 2002 was 3.88%. Interest on the line is payable monthly in arrears. In addition, this line of credit required that a percentage of all advances made to CCC be deposited into an account in the name of the bank. This line of credit required CCC to meet certain administrative and financial covenants, including the maintenance of a minimum net worth, ratio of total indebtedness to net worth, limitation on permitted subordinated debt and profitability covenants as defined in the agreement. Under the terms of an agreement between CCC and both of the banks with which CCC maintains lines of credit, all payments received from CCC's borrowers except for principal and interest on the guaranteed portion of the loans are transferred into a restricted bank account. CCC cannot use these funds until the end of a calendar month at which time the funds are used to pay required principal and interest to the banks and certain other required payments.

         Effective with the Company's acquisition of Commercial Capital, a new line of credit was provided by Deutsche Bank to the successor to Commercial Capital, Newtek Small Business Finance. The aforementioned CCC credit lines were refinanced, with the aforementioned outstanding SBA loan balances aggregating, after accounting for the $1,500,000 conversion to preferred stock, $53,824,492 at December 31, 2002. The new line of credit for $75 Million expires March 31, 2004 and is guaranteed by the Company. Newtek Small Business Finance may request an increase in the line of credit, for which Deutsche Bank, in its sole discretion, may increase in total up to $100 Million. The new Deutsche Bank line has terms and conditions similar to those contained in the Commercial Capital line, described above.

NOTE 8 - LOANS RECEIVABLE (NON-CAPCO):

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

The following is a summary of Loans Receivable at December 31, 2002:

Due in one year or less                                     $    177,528
Due between one and five years                                 1,431,585
Due after five years                                          57,021,527
Less : Allowance as of December 31, 2002                      (2,557,624)
                                                            ------------

Balance - December 31, 2002                                 $ 56,073,016
                                                            ============

         As of December 31, 2002, SBA loans due after one year that have adjustable interest rates amount to $54,329,608, SBA loans that are on a non-accrual basis amount to $2,914,767, and SBA loans that are past due more than 90 days, but are still performing (accruing interest), amount to $293,800.

NOTE 9 - CREDITS IN LIEU OF CASH:

         Following an application process, a state will notify a company that it has been certified as a Capco. The state then allocates an aggregate dollar amount of tax credits to the Capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the Capco. The Capco is entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements. Each statute requires that the Capco invest a threshold percentage of "certified capital" (the funds provided by the insurance company investors) in businesses defined as qualified within the time frames specified. As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco program. Such a disqualification, or "decertification" as a Capco results in a permanent recapture of all or a portion of the allocated tax credits. The proportion of the possible recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks. As the Capco progresses in its investments in Qualified Businesses and, accordingly, places an increasing proportion of the tax credits beyond recapture, it earns an amount equal to the non-recapturable tax credits and records such amount as income, with a corresponding asset called "credits in lieu of cash" in the balance sheet. The amount earned and recorded as income is determined by multiplying the total amount of tax credits allocated to the Capco by the percentage of tax credits immune from recapture (the earned income percentage) at that point. To the extent that the investment requirements are met ahead of schedule, and the percentage of non-recapturable tax credits is accelerated, the present value of the tax credit earned is recognized currently and the asset, credits in lieu of cash, is accreted up to the amount of tax credits deliverable to the Certified Investors. The obligation to deliver tax credits to the Certified Investors is recorded as interest payable. On the date the tax credits are utilizable by the Certified Investors, the Capco decreases credits in lieu of cash with a corresponding decrease to interest payable.

         Following is a summary of the Credits in Lieu of Cash balance:

-------------------------------------------------------------
Balance - at December 31, 2000                 $17,497,169
-------------------------------------------------------------
Less: Deliveries made in 2001                  (17,183,989)
-------------------------------------------------------------
Add: Credits earned in 2001                     21,497,596
-------------------------------------------------------------
Balance - December 31, 2001                     21,810,776
-------------------------------------------------------------

Less: Deliveries made in 2002                  (10,832,872)
-------------------------------------------------------------
Add: Credits earned in 2002                     30,603,046
-------------------------------------------------------------
Balance - December 31, 2002                    $41,580,950
-------------------------------------------------------------

NOTE 10 - NOTES PAYABLE AND EXTINGUISHMENT OF DEBT:

         As described in Note 1, each Capco has separate contractual arrangements with the Certified Investors obligating the Capco to pay interest on the aforementioned debt instruments.

         At the time the Capcos obtained the proceeds from the issuance of the debt instruments, Capco warrants or Company common stock to the Certified Investors, the Capcos also purchased insurance contracts from the Insurer. These insurance contracts are similar to the coverage purchase by Wilshire Advisers described in Note 2; however, the Coverage A portion of these contracts extinguishes a substantial portion of the Capcos' liability for the repayment of the funds obtained from the Certified Investors and, as such shifts such liability to the Insurer. The structure of the Capco insurance is, with respect to Coverage A (return of principal), that the insurer assumes the primary obligation to make the repayment of principal of the Capco notes upon the maturity dates. The Capcos, however, are secondarily, or contingently, liable for such payment. The Company believes that the likelihood of one or more of the Capcos becoming primarily liable for the payments required to be made by the Insurer under Coverage A is remote, because the insurer, a subsidiary of a major multi-national insurance company, has a claims paying ability having the rating "AAA," the highest available. The Capcos remain primarily liable for the interest obligation. The Coverage B portion of these contracts is similar to such coverage described in Notes 2 and 4. Based upon these events and facts, each Capco has met the requirements under SFAS 140 to extinguish the principal portion of the debt issued to the insurance company investors. The Capco, as a secondary obligor, must assess whether it has a SFAS 5 contingency to record on the date of extinguishment and at every reporting date thereafter until the notes are repaid by the Insurer. At December 31, 2002, management has concluded that the likelihood of the Capcos becoming primarily liable for the payments required to be made by the Insurer under Coverage A on the Notes is remote (i.e., the Insurer failing to make payment). SFAS 140 requires, however, that the secondary obligation (the portion extinguished by the purchase of the insurance) be recorded at fair value, which the Company has currently assessed at zero at December 31, 2002.

         The Company has allocated the initial proceeds received in 2002 from the Certified Investors as follows:

Notes payable, including premiums                                  $ 29,999,543
Company common stock                                                    719,957
                                                                   ------------
                                                                   $ 30,719,500
                                                                   ------------

         The Company purchased Coverage A to extinguish a principal portion of the Notes payable. The resulting difference, less the note premiums, represents the excess of the initial liability under the debt instruments over the Coverage A payments, and has been recorded as notes payable in credits in lieu of cash, representing the present value of the Capcos' total liability it must pay to the Certified Investors. Such amount will be increased by an accretion of interest expense during the 10-year period the Capcos are obligated to pay interest, and will decrease as the Capcos pay interest by delivering the tax credits, or paying cash.

         The following is a summary of the extinguishment transactions and reconciliation of notes payable in credits in lieu of cash balances at December 31, 2002 (exclusive of proceeds allocated to warrants as noted above):

----------------------------------------------------------------------------------------------------------------------------
CAPCO, DUE
DATE AND                                                                                  A
IMPUTED                                                   PAYMENT IN      ACCRUED     OBLIGATION     DISCOUNT
INTEREST RATE    ORIGINAL     EXTINGUISHED  REMAINING     CREDIT IN     INTEREST (@       AT        REMAINING    AMORTIZED
OF NOTE          PRINCIPAL     OBLIGATION   OBLIGATION   LIEU OF CASH   STATED RATE)   12/31/02     OBLIGATION    DISCOUNT

WI, due 2008,
21.9%           $16,666,667   $(5,939,649)  $10,727,018   $(5,000,000)   $3,211,911   $8,938,929   $(3,146,579)  $1,211,155

WLA, due
2008, 22.3%     $16,400,000   $(4,810,015)  $11,589,985   $(5,412,000)   $3,454,292   $9,632,277   $(4,365,829)  $1,870,427

WLA II, due
2009, 18.0%)     $3,050,000     $(765,908)   $2,284,092     $(922,595)     $401,102   $1,762,599     $(699,097)    $281,356

WP, due 2010
19.2%)          $37,384,028  $(15,266,802)  $22,117,226  $(10,280,607)   $7,847,562  $19,684,181   $(7,861,123)  $2,832,880

WNY II, due
2010, 27.9%)     $6,807,866   $(2,929,053)   $3,878,813   $(1,361,573)   $1,132,496   $3,649,736   $(2,001,756)    $510,455

WNY III, due
2011, 16.6%)    $35,160,202  $(14,079,476)  $21,080,726   $(3,516,020)   $3,991,370  $21,556,076   $(6,608,240)  $1,358,216

WLA III, due
2012, 8.7%)      $8,000,000   $(2,000,921)   $5,999,079            --       $66,679   $6,065,758     $(968,824)     $24,452

WCOL, DUE
2013, 13.60%)   $22,057,767   $(9,349,608)  $12,708,159            --      $900,183  $13,608,342   $(2,234,795)     $95,523
----------------------------------------------------------------------------------------------------------------------------

              ==============================================================================================================
TOTALS         $145,526,530  $(55,141,432)  $90,385,098  $(26,492,795)  $21,005,595  $84,897,898  $(27,886,234)  $8,184,464
              ==============================================================================================================


------------------------------------------
CAPCO, DUE
DATE AND              B           (A+B)=
IMPUTED            DISCOUNT     BALANCE OF
INTEREST RATE         AT        OBLIGATION
OF NOTE            12/31/02     @ 12/31/02

WI, due 2008,
21.9%            $(1,935,424)   $7,003,505

WLA, due
2008, 22.3%      $(2,495,402)   $7,136,875

WLA II, due
2009, 18.0%)       $(417,741)   $1,344,858

WP, due 2010
19.2%)           $(5,028,243)  $14,655,938

WNY II, due
2010, 27.9%)     $(1,491,301)   $2,158,435

WNY III, due
2011, 16.6%)     $(5,250,024)  $16,306,052

WLA III, due
2012, 8.7%)        $(944,372)   $5,121,386

WCOL, DUE
2013, 13.60%)    $(2,139,272)  $11,469,070
------------------------------------------

              ============================
TOTALS          $(19,701,779)  $65,196,119
              ============================

Under the note agreements, no interest is paid by the Capcos in cash provided that the Certified Investors receive the uninterrupted use of the tax credits. The Certified Investors acknowledge that the Insurer is primarily responsible for the repayment of the original proceeds on the maturity dates.


NOTE 11 - WARRANTS:

         The warrants entitle the holders to purchase, for a $.01 exercise price, an interest in a Capco or Capco fund. The values ascribed to the warrants issued to the Certified Investors and the Insurer have been recorded as minority interests. In addition, certain minority interests have already been acquired by minority shareholders. A portion of the initial proceeds received from the Certified Investors is allocated to the warrants using a discounted cash flow method. The following is the aggregate percentage interest of the minority shareholders in each respective Capco or Capco fund as of December 31, 2002:

CAPCO OR CAPCO FUND                                               % INTEREST
WP, Florida                                                           9.8%
WI, Wisconsin                                                         2.8%
WLA, Louisiana                                                       14.4%
WNYII, New York                                                        24%
WLPII, Louisiana (a Capco fund)                                       4.5%
NYIII, New York                                                       8.9%
WC, Colorado                                                           15%


NOTE 12 - INCOME FROM TAX CREDITS:

         As described in Note 1, each Capco has a contractual arrangement with a particular state that legally entities the Capco to earn and deliver tax credits (ranging from 10% to 11% per year) from the state upon satisfying certain criteria. During the years ended December 31, 2002 and 2001, certain of the Company's Capcos satisfied certain investment benchmarks and the related recapture avoidance percentage requirements and accordingly, earned a portion of the tax credits. In addition, in both 2002 and 2001, the Company recognized income from tax credits resulting from the accretion of the discount attributable to tax credits earned in prior years. As the tax credits are delivered to the Certified Investors, the asset balance is offset against interest payable in credits in lieu of cash (Note 10).

Below is a summary of Newtek's Income from tax credits, by Capco and by year.

                                           TAX CREDIT          AMOUNT            AMOUNT TO BE      TOTAL AMOUNT OF
                                            REVENUE          RECOGNIZED         RECOGNIZED IN        TAX CREDITS
                                          RECOGNIZED:     SINCE INCEPTION     FUTURE PERIODS (c)      ALLOCATED
                                        ---------------   ----------------    ------------------   ---------------
       Wilshire Advisers, LLC
                1999                          371,228
                2000                        2,749,268
                2001                           94,742
                2002                          220,803          3,436,041              374,120 (a)      3,810,161

       Wilshire Partners, LLC
                1999                       10,592,326
                2000                        3,783,949
                2001                        3,713,360
                2002                       15,246,878         33,336,513            4,047,515 (a)     37,384,028

       Wilshire Investors, LLC
                1999
                2000
                2001                        5,000,000
                2002                                           5,000,000           11,666,667 (a)     16,666,667

       Wilshire Advisers, LLC
                1999
                2000
                2001                        5,412,000
                2002                                            5,412,000          12,628,000 (a)       18,040,000

       Wilshire LA Partners 2, LLC
                1999
                2000
                2001
                2002                        2,879,389           2,879,389             475,611 (a)        3,355,000

       Wilshire LA Partners 3, LLC
                1999
                2000
                2001
                2002                                                                8,000,000 (b)        8,000,000

       Wilshire NY Advisers II, LLC
                1999
                2000
                2001                        2,003,824
                2002                        3,838,946           5,842,770             965,096 (a)        6,807,866

       Wilshire NY Partners III, LLC
                1999
                2000
                2001                        5,274,030
                2002                        5,274,030          10,548,060          24,612,142 (b)       35,160,202

       Wilshire Colorado Partners
                1999
                2000
                2001
                2002                        3,143,000           3,143,000          18,914,767 (b)       22,057,767

       Total
                1999                       10,963,592
                2000                        6,533,217
                2001                       21,497,956
                2002                       30,603,046          69,597,773          81,683,918          151,281,691

(a) These Capcos have met the final state mandated investment threshold hurdle, which means all of the tax credits have been earned. If the tax credits are "earned" before the state is required to make delivery, then the present value of the tax credit earned is recorded upon completion of the requirements. The balance shown represents the discounted portion of the tax credits which will be recognized in future periods.

(b) The respective Capco has NOT met the final state mandated investment threshold hurdle, which means these tax credits have NOT been earned.

(c) Amounts will be recognized to the extent the related minimum investment requirements are met.

NOTE 13 - INCOME TAXES:


         Provision for income taxes for the years ended December 31, 2002 and 2001 is as follows (there was no current provision):

DEFERRED PROVISION:
                                                   2002            2001
                                               -----------     -----------
    Federal                                    $ 2,442,102     $   497,998
    State and local                                287,306          58,588
    Other                                          (71,998)        (21,970)
Provision for income taxes                     $ 2,657,410     $   534,616

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate (34%) to the provision for income taxes for the years ended December 31, 2002 and 2001 is as follows:

                                                    2002           2001
                                                -----------    -----------
                                                 (BENEFIT)      (BENEFIT)
                                                 PROVISION      PROVISION
                                                -----------    -----------
Provision for income taxes at U.S. federal
  statutory rate of 34%                         $ 2,442,102    $   497,998
State and local taxes, net of federal benefit       287,306         58,588
Other                                               (71,998)       (21,970)
                                                -----------    -----------
                                                $ 2,657,410    $   534,616

Deferred tax assets and liabilities consisted of the following at December 31, 2002 and 2001:

Deferred tax assets:                               2002            2001
                                              ------------    ------------
Net operating losses                          $ 10,397,582    $  3,911,545
Interest payable in credits in lieu of cash        436,063          72,350
Investment losses                                   56,696         730,772
                                              ------------    ------------
Total deferred tax assets                       10,890,341       4,714,667
                                              ------------    ------------
Deferred tax liabilities:
  Credits in lieu of cash                      (14,616,492)     (6,277,685)
Total deferred tax liabilities                 (14,616,492)     (6,277,685)
                                              ------------    ------------
Net deferred tax liability                    $ (3,726,151)   $ (1,563,018)


         At December 31, 2002, the Company has net operating losses aggregating approximately $27,552,000 which expire beginning in 2020. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. Management has determined that a valuation allowance is not required at December 31, 2002 and 2001 as it believes that it is more likely than not that the deferred tax assets will be realized. In addition, at December 31, 2002, in connection with its acquisition of CCC, the Company acquired net operating loss carryforwards of approximately $9,000,000 which begin expiring at the end of 2020. In connection with the related purchase accounting, the Company established a valuation allowance for the full amount of the related net deferred tax asset acquired from CCC as management has determined that it its uncertain as to whether such asset will be utilized in the future.


NOTE 14 - COMMITMENTS AND CONTINGENCIES:

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

                                                         DECEMBER      DECEMBER
CAPCO OR CAPCO FUND                                      31, 2002      31, 2001
--------------------------------------------------------------------------------
WA, New York                                                  59%           59%
WP, Florida                                                   50%           40%
WI, Wisconsin                                                 31%           31%
WLA, Louisiana                                                46%           35%
WNYII, New York                                               50%           40%
WLAPII, Louisiana                                             50%           24%
WNYIII, New York                                              49%           34%
WC, Colorado (statewide)                                      30%            0%
WC, Colorado (rural)                                          15%            0%
WLPIII, Louisiana                                              0%            0%


         The Company has entered into employment agreements with three officers. At December 31, 2002 the future minimum commitments are $855,000 for each of the years ended December 31, 2003, 2004 and 2005.

         The following summarizes the Company's obligations and commitments, as of December 31, 2002, for future minimum cash payments required under lease and employment agreements:

                         OPERATING         EMPLOYMENT
YEAR                       LEASES          AGREEMENTS           TOTAL
--------------------- ----------------- -----------------  ----------------
2003                  $        689,669  $        855,000   $     1,544,669
2004                           684,642           855,000         1,539,642
2005                           335,529           855,000         1,190,529
2006                           345,534                --           345,534
2007                           258,867                --           258,867
Thereafter                   1,562,121                --         1,562,121
                      ----------------- -----------------  ----------------
Total                 $      3,876,362  $      2,565,000   $     6,441,362
                      ----------------- -----------------  ----------------


         Rent expense for 2002 and 2001 was approximately $278,000 and $227,000, respectively.

         For certain Capcos, when 100% of the Certified Capital is invested in qualified businesses as defined, the respective state is entitled to a percentage of all appreciation of assets in excess of the amount required to produce a specific internal rate of return.

         From time to time the Company and its subsidiaries are parties to various legal proceedings in the normal course of business. At December 31, 2002, there were no legal proceedings which management anticipates would have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


NOTE 15 - ASSETS HELD FOR SALE :

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


NOTE 16 - RELATED PARTY TRANSACTIONS:

         For the year ended December 31, 2001, the Company rented office space at $3,000 per month on a month-to-month basis from a related party. In addition, for the years ended December 31, 2002 and December 31, 2001, the Company incurred financial consulting expenses of approximately $180,000 and approximately $157,000 respectively, from a related party.

NOTE 17 - CONVERSION OF CAPCO MEMBERSHIP INTERESTS INTO NEWTEK STOCK:

         In 2001, the Company issued 534,592 shares of its common stock to the minority members of WI in exchange for substantially all of such members' minority interests. This has been accounted for as a purchase transaction. The fair value of the Company's common stock was determined based upon the quoted market price of the Company's common stock, less a 45% discount due to certain restrictions on the sale of the stock. Such value exceeded the book value of the minority interest by approximately $978,000 and the Company has recorded such amount as goodwill.

         In 2002, the Company issued 1,505,338 shares of its common stock to the minority members or warrant holders in various of its Capcos in exchange for all of such minority interests. This has been accounted for as a purchase transaction. The fair value of the Company's common stock was determined based upon the quoted market price of the Company's common stock, less a 45% discount due to certain restrictions on the sale of the stock. Such value exceeded the book value of the minority interests by approximately $1,063,515 and the Company has recorded such amount as goodwill.

         In selling common stock in privately negotiated transactions, the Company will generally apply a discount to current market value to reflect the length and nature of resale restrictions. Where the only restrictions are those resulting from the federal and state securities laws, the Company will discount the issue price by 30 percent. In some cases, where the Company negotiates additional contractual restrictions on the shares sold, restricting any transfers from one to up to three years, an additional discount to current market value of between 30% and 45% is used to determine the price paid for the shares.


NOTE 18 - STOCK OPTIONS GRANTED TO DIRECTORS AND EMPLOYEES:

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

         As of December 31, 2002 the Company has granted a total of 2,456,837 options (included in this number are options of 224,500 issued to non-employees and net of cancellations) to purchase shares of common stock to certain members of management, employees and directors. The details of option activity since adoption of the plan is as follows:

                                                                WEIGHTED
                                                  NUMBER         AVERAGE
                                                    OF          EXERCISE
                                                  SHARES          PRICE
                                              --------------  ------------
Outstanding at December 31, 2000                    993,000   $       7.08
Granted during 2001                                 701,000   $       3.30
Exercised during year                                    --             --
Cancelled during year                              (345,667)  $       7.00
                                              --------------  ------------
Outstanding at December 31, 2001                  1,348,333   $       5.13
Granted during 2002                               1,262,671   $       3.61

Exercised during year                                       --              --
Cancelled during year                                 (154,167)   $       5.65
                                                   -----------
Outstanding, December 31, 2002                       2,456,837    $       4.30
                                                   -----------    ------------
Exercisable at December 31, 2002                       801,329    $       5.37
                                                   -----------

         The following table summarizes information about stock options exercisable at December 31, 2002:

                                             OPTIONS                                      OPTIONS
                                           OUTSTANDING                                  EXERCISABLE
                         -----------------------------------------------       -----------------------------
                                             WEIGHTED
                                             AVERAGE
                                            REMAINING         WEIGHTED                            WEIGHTED
                                           CONTRACTUAL         AVERAGE                             AVERAGE
RANGE OF EXERCISES         SHARES           REMAINING         EXERCISE           SHARES           EXERCISE
  PRICES                 OUTSTANDING          LIFE              PRICE          EXERCISABLE          PRICE
                                          ------------       -----------       -----------       -----------
$3.05 - $4.30             1,831,003        9.06 years         $   3.34           406,174           $  3.31
$7.00 - $10.00              625,834        7.48 years         $   7.12           395,155           $  7.12

NOTE 19 - EARNINGS PER SHARE:

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

         The calculations of Net Income Per Share were:

                                                                                 YEAR ENDED
                                                                                DECEMBER 31,
                                                                         -------------------------
                                                                             2002           2001
                                                                         -----------   -----------
Numerator:
Numerator for Basic and Diluted EPS - income available to
   common stock holders                                                  $ 8,168,251   $   929,560
Numerator for basic and diluted EPS - extraordinary
   item                                                                  $ 3,643,009   $        --
Numerator for basic and diluted EPS-income before extraordinary item     $ 4,525,242   $   929,560
Denominator:
denominator for basic EPS - weighted average shares                       24,183,501    21,889,958
Effect of dilutive securities (stock options)                                110,039        19,569
Denominator for diluted EPS - weighted average shares                     24,293,540    21,909,527
Net EPS: Basic                                                           $       .34   $       .04
Net EPS: Diluted                                                         $       .34   $       .04
Net EPS: Basic and Diluted before extraordinary gain                     $       .19   $       .04

NOTE 20 - ACQUISITIONS:

         In January 2002, the Company acquired 100% of the outstanding common stock of Exponential Business Development Company, Inc. (Exponential), of Syracuse, NY. Exponential's primary business was to make non-controlling investments in small and start-up companies. The purchase price consisted of 500,000 shares of Company common stock issued to the sellers. Under the terms of the acquisition, an additional 500,000 shares will be issued over a seven year period if acquired assets result in gains of $2 Million in excess of an initial $1 Million recovery by the Company. The fair value of the 500,000 common shares issued, $989,000, was determined based on the quoted market price of the Company's common stock on the closing date, less a 35% discount due to certain restrictions on the stock. Since Company management has determined that the issuance of the additional 500,000 shares is currently unlikely due to management's estimation that the payout provision will not be met, the Company has not included the additional shares in the determination of the purchase price. On a quarterly basis, management will assess the payout provision to determine if it is likely it will be met in the future, and if so, the Company will record the additional 500,000 shares as additional purchase price when issued. Exponential directors and officers remain with that entity and received a total of 365,000 options pursuant to the Company's stock option plan to acquire Company common stock in exchange for future services.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.


Current assets (including cash of $106,642)                      $     138,013
Other Assets                                                            10,001
                                                                 -------------
Total assets acquired                                                  148,014
                                                                 -------------
Current liabilities                                                     52,350
                                                                 -------------
Total liabilities assumed                                               52,350
                                                                 -------------
Net assets acquired                                              $      95,664
                                                                 -------------

         The excess of the purchase consideration of $989,000 over the net assets acquired amounts to approximately $893,000; such amount has been recorded as goodwill.

         On December 31, 2002, the Company and one of its Capcos acquired 94% of the outstanding common stock of the holding company of Commercial Capital Corp.
(CCC). CCC was one of only 14 lenders licensed by the Small Business Administration with authority to make SBA guaranteed loans nationwide. The purchase price consisted of 380,471 shares of Company common stock issued to the sellers. The Company's ownership was subsequently reduced in January 2003 due the effect of the investment by an affiliate of CS First Boston of $2 Million. Under the terms of the acquisition, an additional 82,980 shares will be issued in the future if certain hurdles are met. The per share fair value of the 380,471 common shares issued, $3.38, was determined based on the five day average of the quoted market price of the Company's common stock on the announcement date, less a 30% discount due to certain restrictions on the stock. Since Company management has determined that the issuance of the additional shares is currently unlikely due to management's estimation that the payout provision will not be met, the Company has not included the additional shares in the determination of the purchase price, and instead recognized a liability for contingent consideration, amounting to approximately $196,000 and included in accounts payable and accrued expenses on the balance sheet. On a quarterly basis, management will assess the payout provision to determine if it is likely it will be met in the future, and if so, the Company will record the additional shares as additional purchase price when issued.

         The transfer from CCC to the Company's subsidiary of CCC's license to make SBA guaranteed small business loans in all jurisdictions nationwide was approved by SBA on December 19, 2002. As a result of this transaction, all future operations will be conducted under the name of Newtek Small Business Finance, Inc., which is majority owned by the Company.

         The allocation of the purchase price to the fair values of assets and liabilities assumed is summarized below. The resulting excess of net assets acquired over the consideration was allocated to non-financial assets and the remaining excess was recorded as an extraordinary gain in accordance with SFAS 141.

FAIR VALUE OF ASSETS ACQUIRED
----------------------------------------------------------
Cash                                                          $        2,367,870
Loans Receivable, net                                                 56,073,016
Receivable from Bank                                                   2,938,309
Accrued Interest Receivable                                              285,151
Servicing Asset                                                    4,496,774 (c)
SBA License, net                                                     159,917 (c)
Property & Equipment, net                                            272,925 (c)
Other Assets                                                         515,805 (c)
                                                              -------------------
Total Assets                                                  $       67,109,767
                                                              -------------------
FAIR VALUE OF LIABILITIES ASSUMED:
----------------------------------------------------------
Accounts payable and accrual                                  $        2,508,086
Line of credit                                                        53,824,492
                                                                -----------------
Total liabilities                                                     56,332,578
                                                                -----------------
Preferred Stock                                                        1,500,000
                                                                -----------------
Net assets acquired                                                    9,277,189
Less purchase price:  Company common stock issued as                    (900,194)
  consideration                                                                             (see (a) below)
                                                                -----------------
Excess of net assets acquired over purchase price                      8,376,995
Less, allocation of negative goodwill to non-financial                (5,445,421)
  assets                                                                                 (sum of (c) above)
Less, recognition of liability for contingent consideration             (196,331)           (see (b) below)
                                                              -------------------
Extraordinary gain on acquisition of business                 $        2,735,243
                                                              -------------------
----------------------------------------------------------
(a)
Average share price five days before and five days after
  the acquisition is announced (August 8, 2002)               $             3.38
Less, discount factor applied to above share price, based
  upon restrictions on registration rights and resale
  rights (30%)                                                                70%
Value per share (rounded) used to compute purchase
  consideration                                                             2.37
Number of shares issued                                                  380,471
Company common stock issued as consideration                  $          900,194
                                                              -------------------
(b)
Average share price five days before and five days after
  the acquisition is announced (August 8, 2002)               $             3.38

Less, discount factor applied to above share price,
  based upon restrictions on registration rights and
  resale rights (30%)                                                    70%
Value per share (rounded) used to compute purchase
  consideration                                                        2.37
Number of contingent shares                                          82,980
Company common stock issued as consideration                  $     196,331
                                                              --------------

         The accompanying consolidated statement of income for the year ended December 31, 2002 includes the results of operations of Exponential from January 2002 through December 31, 2002 (since CCC was acquired on December 31, 2002, the accompany consolidated statement of income include no activity for that entity). The unaudited pro forma financial information set below is based upon the Company's historical consolidated statement of income for the years ended December 31, 2002 and December 31, 2001, adjusted to give effect to the acquisition of Exponential and CCC as of the beginning of each period presented. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.


         Pro forma (unaudited) for the years ended December 31:

                                                     2002            2001
                                               --------------   --------------

Total revenues                                 $   40,521,000   $   34,043,000

Income (loss) from continuing operations            2,811,000       (1,800,000)
                                               --------------   --------------

Income (loss) per share - basic                $          .11   $         (.08)
                                               --------------   --------------

Income (loss) per share - diluted              $          .11   $         (.08)
                                               --------------   --------------

         The fair value of securities traded in the market is normally more clearly evident than the fair value of an acquired company. As a result, the Company believes that the quoted market price of its stock issued to effect a business combination is the best way to approximate the fair value of an acquired company. The Company then applied a variable discount factor for each transaction based upon the effects of legal restrictions and, in some cases, contractual restrictions on resale. The greater the time the shareholders would be required to hold the shares, the greater the discount utilized.

NOTE 21 - GOODWILL

         Effective January 1, 2002, the Company adopted SFAS No.142. There was no goodwill amortization expense for the year ended December 31, 2002. At December 31, 2002, management determined that no write-down was needed based on an evaluation for impairment under SFAS No. 142. Additions to goodwill in 2002 consist of approximately $893,000 related to the Exponential acquisition, and approximately $1,049,000 from acquisitions of minority interests.

         The Company's net income for the year ended December 31, 2001 would have increased from approximately $930,000 to $987,000, and basic and diluted income per share would have increased from $.04 to $.05, if SFAS No. 142 had been in effect.

NOTE 22 - SUBSEQUENT EVENTS:

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

NOTE 23 - QUARTERLY INFORMATION (UNAUDITED):

                                                        THREE MONTHS ENDED
                             -----------------------------------------------------------------------
2001                              3/31              6/30               9/30             12/31           FULL YEAR
---------------------------  ----------------  ----------------  ----------------- ----------------- -----------------
Total Revenue                $     6,721,551   $     9,276,593   $      6,317,486  $      1,484,556  $     23,800,186

Operating Income(Loss)       $     1,535,317   $     4,507,990   $      1,235,071  $     (2,485,851) $      4,792,527
Income (Loss) Before
  Extraordinary Gains        $       760,471   $     1,224,424   $        460,591  $     (1,515,926) $        929,560

Net Income                   $       760,471   $     1,224,424   $        460,591  $     (1,515,926) $        929,560

EPS - Basic                  $          0.04   $          0.06   $           0.02  $           (.08) $           0.04

EPS - Diluted                $          0.04   $          0.06   $           0.02  $           (.08) $           0.04


                                                       THREE MONTHS ENDED
                             -----------------------------------------------------------------------
2002                              3/31              6/30               9/30             12/31            FULL YEAR
---------------------------  ----------------  ----------------  ----------------- ----------------- ------------------
Total Revenue                $     6,071,701   $     5,350,857   $     16,903,531  $      6,298,062  $      34,624,151

Operating Income (Loss)      $      (260,637)  $      (281,525)  $      8,827,290  $      1,518,846  $       9,803,974
Income (Loss) Before
  Extraordinary Gains        $      (159,605)  $      (545,436)  $      5,453,038  $       (222,755) $       4,525,242

Net Income                   $       105,979   $      (545,436)  $      5,453,038  $      3,154,670  $       8,168,251

EPS - Basic                  $           .00   $          (.02)  $            .22  $            .14  $             .34

EPS - Diluted                $           .00   $          (.02)  $            .22  $            .14  $             .34

NOTE 24 - SUMMARY RESULTS OF QUALIFIED INVESTMENTS (UNAUDITED):

         PRINCIPLES OF ACCOUNTING FOR OWNERSHIP INTERESTS IN QUALIFIED
         INVESTMENTS

         The various interests that the Company acquires in its qualified investments are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company's voting interest in a Partner Company.

         Consolidation Method. Investments in which the Company directly or indirectly owns more than 50% of the outstanding voting securities or those the Company has effective control over are generally accounted for under the consolidation method of accounting. Under this method, an investment's financial position and results of operations are reflected within the Company's Balance Sheet and Consolidated Statements of Income. All significant inter-company accounts and transactions, including returns of principal, dividends, interest received and investment redemptions have been eliminated. The results of operations and cash flows of a consolidated Partner Company are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the Partner Company. Upon dilution of control below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods. Because the minority ownership of the capcos is so small, and in almost all cases the minority ownership of the partner companies is similarly small, no amounts have been attributed to minority interests.

         Equity Method. Investees that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the Company's Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Company, including voting rights associated with the Company's holdings in common, preferred and other convertible instruments in the investee. Under the equity method of accounting, an investee's accounts are not reflected within the Company's Consolidated Balance Sheet and Consolidated Statements of Income; however, the Company's share of the earnings or losses of the investee is reflected in the caption "Equity income (loss)" in the Consolidated Statements of Income.

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

CONSOLIDATED ENTITIES (C)

                                      NEWTEK                          NEWTEK MERCHANT                     NEWTEK MERCHANT
                                    STRATEGIES                         SOLUTIONS - CO                      SOLUTIONS - NY
                                     (HARVEST)                            (UPS-CO)                              (UPS)
                         ----------------------------------  ----------------------------------- -----------------------------------
                              2002              2001               2002              2001              2002              2001
                         ----------------  ----------------  ----------------- ----------------- ----------------- -----------------
Cash                     $       256,233   $     1,638,703   $      3,248,403                (a) $         18,611  $      2,969,784
Other Assets             $       207,801   $       117,588   $          2,662                (a) $        417,956  $        486,632
TOTAL ASSETS             $       464,034   $     1,756,291   $      3,251,065                (A) $        436,567  $      3,456,416
Current Liabilities      $        33,006   $        53,026   $         14,433                (a) $        108,554  $         51,630
TOTAL LIABILITIES        $        33,006   $     1,002,978   $         14,433                (a) $        584,112  $      3,451,640
TOTAL EQUITY (DEFICIT)   $       431,028   $       753,313   $      3,236,632                (a) $       (147,545) $          4,776

                                                                      NEWTEK MERCHANT                      NEWTEK MERCHANT
                                                                       SOLUTIONS - LA                      SOLUTIONS - W I
                                                                          (UPS-LA)                             (UPS-WI)
                                                             ----------------------------------- -----------------------------------
                                                                   2002               2001              2002              2001
                                                             ----------------  ----------------- ----------------- -----------------
Cash                                                         $       705,617   $      1,259,089  $        445,686  $      1,798,864
Other Assets                                                 $        26,485   $         19,251  $        254,444  $         46,722
TOTAL ASSETS                                                 $       732,102   $      1,278,340  $        700,130  $      1,845,586
Current Liabilities                                          $        29,729   $          7,251  $        118,670  $         19,174
TOTAL LIABILITIES                                            $        29,729   $          7,251  $      1,588,670  $      1,909,074
TOTAL EQUITY (DEFICIT)                                       $       702,373   $      1,271,089  $       (888,540) $        (63,488)

                                        PPM                         EXPONENTIAL BUSINESS               NEWTEK SMALL BUSINESS
                                       LINK                        DEVELOPMENT CO., INC.                   FINANCE (NSBF)
                         ----------------------------------  ----------------------------------- -----------------------------------
                               2002              2001               2002              2001              2002              2001
                         ----------------  ----------------  ----------------- ----------------- ----------------- -----------------
Cash                     $     1,254,506   $     1,700,109   $         41,973  $        106,642  $      4,367,870                (a)
Other Assets             $        61,686   $       130,558   $         25,551  $         41,372  $     59,296,476                (a)
TOTAL ASSETS             $     1,316,192   $     1,830,667   $         67,524  $        148,014  $     63,664,346                (a)
Current Liabilities      $     1,069,144   $        46,553   $         59,996  $         57,350  $      2,704,417                (a)
TOTAL LIABILITIES        $     1,919,144   $     1,896,553   $         59,996  $         57,350  $     58,028,909                (a)
TOTAL EQUITY (DEFICIT)   $      (602,952)  $       (65,886)  $          7,528  $         90,664  $      5,635,437                (a)

                                                                                                               NEWTEK
                                                                         NEWTEK IT                     FINANCIAL INFORMATION
                                                                          SERVICES                      SYSTEMS - FL --(GMT)
                                                             ----------------------------------- -----------------------------------
                                                                    2002              2001              2002              2001
                                                               ---------------   ---------------   ---------------   ---------------
Cash                                                         $          2,372         3,835,404  $         70,034            17,799
Other Assets                                                 $         64,910           170,464  $        131,985           113,438
Total Assets                                                 $         67,282         4,005,868  $        202,019           131,237
Current Liabilities                                          $        103,655            60,673  $         44,809            13,795
Total Liabilities                                            $        158,260         3,575,323  $        194,809           188,449
Total Equity (Deficit)                                       $        (90,978)          430,545  $          7,210           (57,212)

                                      NEWTEK                               NEWTEK                          NEWTEK CLIENT
                               FINANCIAL INFORMATION              BUSINESS EXCHANGE OF NY                     SERVICES
                               SYSTEMS - LA (GMT-LA)                 (TRANSWORLD - NY)                        (GLOBAL)
                         ----------------------------------  ----------------------------------- -----------------------------------
                                2002             2001               2002              2001              2002              2001
                           ---------------   --------------    ---------------   ---------------   ---------------   ---------------
Cash                     $        284,000               (a)  $      3,186,239                (a) $      2,377,662                (a)
Other Assets             $            500               (a)  $         55,005                (a) $          1,415                (a)
TOTAL ASSETS             $        284,500               (a)  $      3,241,244                (a) $      2,379,077                (a)
Current Liabilities      $         11,373               (a)  $         21,089                (a) $              0                (a)
TOTAL LIABILITIES        $         11,373               (a)  $        346,089                (a) $              0                (a)
TOTAL EQUITY (DEFICIT)   $        273,127               (a)  $      2,895,155                (a) $      2,379,077                (a)

                                                                          DC MEDIA                             TOTALS
                                                              ----------------------------------  ----------------------------------
                                                                    2002              2001              2002              2001
                                                               ---------------   ---------------
Cash                                                          $       344,293                (a)  $    16,603,499   $    13,326,394
Other Assets                                                  $       385,063                (a)  $    60,931,939   $     1,126,025
TOTAL ASSETS                                                  $       729,356                (a)  $    77,535,438   $    14,452,419
Current Liabilities                                           $        92,226                (a)  $     4,411,101   $       309,452
TOTAL LIABILITIES                                             $       736,003                (a)  $    63,704,533   $    12,088,618
TOTAL EQUITY (DEFICIT)                                        $        (6,647)               (a)  $    13,830,905   $     2,363,801

                                        NEWTEK                         NEWTEK MERCHANT                     NEWTEK MERCHANT
                                       STRATEGIES                      SOLUTIONS - CO                      SOLUTIONS -- NY
                           ---------------------------------- ----------------------------------  ----------------------------------
                                 2002              2001              2002             2001              2002              2001
                           ----------------  ---------------- ----------------- ----------------  ----------------  ----------------
 Revenue                   $       558,119   $       167,256  $            215               (a)  $       417,826   $       219,809
 SG&A                              835,247           393,976            72,258               (a)          631,432           259,092
 Depreciation and
   Amortization                      8,886               488                 0               (a)           43,564             1,818
 Interest  expense                  35,624            19,479                 0               (a)           30,188           154,123
 Income/Loss                      (321,638)         (246,687)          (72,043)              (a)         (287,358)         (195,224)
 INTERCOMPANY ITEMS INCLUDED IN ABOVE
 Revenue                           404,612            78,179                15               --            42,129             2,394
 SG&A                               45,842            12,649                95               --           138,180            54,054
 Interest Expense                   35,625            19,479                 0               --            30,188           154,123

                                                                            NEWTEK                              NEWTEK
                                                                           MERCHANT                            MERCHANT
                                                                       SOLUTIONS -- LA                     SOLUTIONS -- WI
                                                              ----------------------------------  ----------------------------------
                                                                     2002             2001              2002              2001
                                                              ----------------- ----------------  ----------------  ----------------
Revenue                                                       $         67,967            1,765   $     1,180,648   $        29,407
SG&A                                                                   547,589           80,676         1,903,475            39,340
Depreciation and Amortization                                            2,974                0            11,761            11,761

Interest  expense                                                            0                0            84,875            41,854
Income/Loss                                                           (482,596)         (78,911)         (819,463)          (63,548)
INTERCOMPANY ITEMS INCLUDED IN ABOVE
Revenue                                                                 11,984                0            31,964                --
SG&A                                                                    92,399           12,522           149,422             1,574
Interest Expense                                                            --               (a)           84,875            41,854


CONSOLIDATED ENTITIES (CONTINUED)

                                        PPM                         EXPONENTIAL BUSINESS               NEWTEK SMALL BUSINESS
                                       LINK                         DEVELOPMENT CO., INC.                      FINANCE
                         ----------------------------------  ----------------------------------- -----------------------------------
                              2002              2001               2002              2001              2002              2001
                         ----------------  ----------------  ----------------- ----------------- ----------------- -----------------
Revenue                  $       367,604   $        35,000   $        223,160  $        253,160  $              0                (a)
SG&A                             677,601           361,449            305,496           200,973                 0                (a)
Depreciation and
  Amortization                       875               159                800               800                 0                (a)
Interest expense                  97,510            80,367                  0                 0                 0                (a)
Income/Loss                     (408,382)  $      (406,975)           (83,136)           51,387                 0                (a)
INTERCOMPANY ITEMS INCLUDED IN ABOVE
Revenue                          175,218            15,000                 --                --                                  (a)
SG&A                              36,923             8,690                 --                --                                  (a)
Interest Expense                  97,510            80,367                 --                --                                  (a)

                                                                          NEWTEK IT                 NEWTEK FINANCIAL INFORMATION
                                                                          SERVICES                           SYSTEMS - FL
                                                              ---------------------------------   ---------------------------------
                                                                   2002              2001              2002              2001
                                                              ---------------   ---------------   ---------------   ---------------
Revenue                                                       $       393,679   $       257,437   $       521,154   $       281,319
SG&A                                                                  818,988           541,941           577,609           722,649
Depreciation and Amortization                                          10,152             7,440            22,194             9,977
Interest expense                                                       53,237           151,537             8,076            54,712
Income/Loss                                                          (488,698)         (443,481)          (86,725)         (506,019)
INTERCOMPANY ITEMS INCLUDED IN ABOVE
Revenue                                                                41,401            41,045           304,872            53,704
SG&A                                                                  102,741            42,565            34,352            28,154
Interest Expense                                                       53,050           150,937             8,076            54,712

                                       NEWTEK                              NEWTEK                              NEWTEK
                                FINANCIAL INFORMATION                 BUSINESS EXCHANGE                        CLIENT
                                    SYSTEMS - LA                            OF NY                              SERVICES
                          ----------------------------------  ----------------------------------  ----------------------------------
                               2002              2001              2002              2001              2002              2001
                          ----------------  ----------------  ----------------  ----------------  ----------------  ----------------
Revenue                   $             0                (a)  $             0                (a)  $             0                (a)
SG&A                               11,373                (a)          195,996                (a)           62,236                (a)
Depreciation and
  Amortization                          0                (a)            6,630                (a)              133                (a)
Interest expense                        0                (a)            6,649                (a)                0                (a)
Income/Loss                       (11,373)               (a)         (209,275)               (a)          (62,369)               (a)
INTERCOMPANY ITEMS INCLUDED IN ABOVE
Revenue                                 0                (a)               --                (a)               --                (a)
SG&A                                    0                (a)           37,900                (a)           37,900                (a)
Interest Expense                        0                (a)            6,094                (a)            6,094                (a)

                                                                          DC MEDIA
                                                                           FINANCE                             TOTALS
                                                              ----------------------------------  ----------------------------------
                                                                   2002              2001              2002              2001
                                                              ----------------  ----------------  ----------------  ----------------
Revenue                                                       $        46,668                (a)  $     3,777,040   $     1,245,153
SG&A                                                                  102,893                (a)        6,742,193         2,600,096
Depreciation and
Amortization                                                           14,166                (a)          122,135            32,443
Interest expense                                                       18,350                (a)          334,509           502,072
Income/Loss                                                           (88,741)               (a)       (3,421,797)       (1,889,458)
INTERCOMPANY ITEMS INCLUDED IN ABOVE
Revenue                                                                    --                (a)        1,012,195           190,322
SG&A                                                                    7,717                (a)          683,111           160,299
Interest Expense                                                        3,573                (a)          325,085           501,472

ENTITIES UNDER THE EQUITY METHOD (b)

                                                                                      TRANSWORLD BUSINESS
                                    STARPHIRE              NICHEDIRECTORIES(d)         BROKERS - FL (d)
                            --------------------------  -------------------------- --------------------------
                               2002          2001          2002          2001         2002          2001
                            ------------  ------------  ------------ ------------- ------------  ------------
Cash                        $    14,653   $ 1,352,823   $   212,409  $    556,741  $   153,087   $   245,515
Other Assets                    402,874       460,508       288,093       273,328      328,261       334,854
TOTAL ASSETS                $   417,527   $ 1,813,331   $   500,502  $    830,069  $   481,348   $   580,369
Current Liabilities         $    34,330   $    85,652   $   438,915  $    354,861  $    53,990   $    22,457
Total Liabilities           $    34,330   $ 1,085,652   $   484,850  $    354,861  $   168,990   $   262,457
TOTAL EQUITY (DEFICIT)      $   383,197   $   727,679   $    15,652  $    475,208  $   312,358   $   317,912

                                       TOTALS

                             ---------------------------
                                2002           2001
                             ------------  -------------
Cash                         $   380,149   $  2,155,079
Other Assets                 $ 1,019,228   $  1,068,690
TOTAL ASSETS                 $ 1,399,377   $  3,223,769
Current Liabilities          $   527,235   $    462,970
Total Liabilities            $   688,170   $  1,702,970
TOTAL EQUITY (DEFICIT)       $   711,207   $  1,520,799

                                                                                     TRANSWORLD BUSINESS
                                  7STARPHIRE             NICHEDIRECTORIES(d)           BROKERS - FL(d)
                           -------------------------- --------------------------- ---------------------------
                              2002          2001          2002          2001          2002          2001
                           ------------ ------------- ------------- ------------- ------------- -------------
Revenue                    $   122,782  $    359,675  $    754,043  $    614,701  $  2,237,869  $  1,066,495
SG&A                           426,476     1,073,104     1,123,519     1,194,716     2,220,955     1,092,394
Depreciation and
  Amortization                  28,252        30,863        20,214        16,453         2,445           505
Interest expense                12,451        28,156         1,194            --        10,125         6,000
Income/Loss                   (344,397)     (772,448)     (390,884)     (596,468)        4,344       (32,404)
INTERCOMPANY ITEMS INCLUDED IN ABOVE
Revenue                        (17,127)       73,397            --            --            --            --
SG&A                            28,578        46,107        66,908         1,014        21,740         8,028
Interest Expense                12,451        28,750            --            --        10,125         6,000


                                      TOTALS
                            ----------------------------
                                2002          2001
                            ------------- --------------
Revenue                     $  3,114,694  $   2,040,871
SG&A                           3,770,950      3,360,214
Depreciation and
  Amortization                    50,911         47,821
Interest expense                  23,770         34,156
Income/Loss                     (730,937)    (1,401,320)
INTERCOMPANY ITEMS INCLUDED IN ABOVE
Revenue                          (17,127)        73,397
SG&A                             117,226         55,149
Interest Expense                  22,576         34,750

(a)  No activity under the Company's ownership during this time period.

(b) The Company also owns 20% of Copia Technology, which had no operating activity and no assets.

(c) Consolidated entities are classified as such as of December 31, 2002. The results of operations for consolidated entities are shown for the entire year regardless of changes in Newtek's ownership percentages during the periods, and this results in minor discrepancies between the amounts shown here and those included in the consolidated financial statements.

(d) The Company recorded an additional equity loss of $107,508 for Nichedirectories and $270,104 for Transworld Business Brokers - FL during the year ended December 31, 2002.

                     RECONCILIATION OF CONSOLIDATED ENTITIES

---------------------------------------------------------------------------------------------- ----------------------
                              PER CONSOLIDATED FINANCIAL STATEMENT             PER PARTNER COMPANY SUMMARY RESULTS
---------------------------------------------------------------------------------------------- ----------------------
                                  2002                    2001                    2002                   2001
---------------------------------------------------------------------------------------------- ----------------------
Net revenues                  $2,764,845  a             $489,962  c            $2,764,645  a          $1,054,831  c
---------------------------------------------------------------------------------------------- ----------------------
Net expenses                   6,190,641  b            1,393,589  d             6,190,641  b           2,472,840  d
---------------------------------------------------------------------------------------------- ----------------------
Net loss                      (3,425,796)              ($903,627)             ($3,425,796)           ($1,418,009)
---------------------------------------------------------------------------------------------- ----------------------

a. Of the total partner company revenues of $2.8 million (net of intercompany eliminations), approximately $2.2 million is included in other income, $400,000 is included in consulting fee and $163,000 is included in interest and dividend income line items in Newtek's consolidated statement of operations.

b. Of the total partner company expenses of $6.2 million (net of intercompany eliminations), approximately $2.4 million is included in other expenses, $2.2 million is included in payroll and consulting expenses, $1.5 million is included in professional fees, and approximately $16,000 is included in interest expense line items in Newtek's consolidated statement of operations.

c. $489,962 of partner company revenues were recorded in the Company's consolidated statement of operations due to the fact that the $1,054,831 reflects a full year activity, regardless of the ownership percentage and when the entities were converted from the equity method to the consolidation method.

Approximately $447,000 of the consolidated revenue is included in other income, and approximately $43,000 is included in interest and dividend line items in Newtek's consolidated statement of operations.

d. $1,393,589 of partner company expenses were recorded in the Company's consolidated statement of operations due to the fact that the $2,472,840 reflects a full year activity, regardless of the ownership percentage and when the entities were converted from the equity method to the consolidation method. Approximately $582,000 of the consolidated expenses is included in other expenses, and approximately $812,000 is included in payroll and consulting fee expense line items in Newtek's consolidated statement of operations.

RECONCILIATION OF EQUITY IN LOSSES

                                            TOTAL LOSSES        LOSSES RECORDED
2002                                         OF ENTITY             BY NEWTEK

Starphire                                    (344,397)                   --  (a)
Niche                                        (390,884)             (431,484) (b)
TWBB                                            4,344              (297,625) (c)
                                           ------------           -----------


TOTAL EQUITY IN LOSSES
RECOGNIZED IN 2002                                                 (729,109)
                                                                   =========

2001

Starphire                                    (772,448)             (757,322)
Niche                                        (596,468)             (842,149)
TWBB                                          (32,404)              (32,088)
Newtek IT                                    (443,481)             (462,499)
NFIS-FL                                      (506,019)             (507,212)
                                           ------------           -----------

TOTAL                                      (2,350,820)           (2,601,270)


Less Intercompany Eliminations                                     (321,418)
                                                                  -----------

TOTAL EQUITY IN LOSSES
RECOGNIZED IN 2001                                               (2,279,852)
                                                                 ============

No intercompany eliminations in 2002

(a) Remaining balance was written off as an other than temporary decline in investments.

(b) Approximately $80,000 of the losses recorded by Newtek reflect addition liabilities (accounting and legal) not booked by the investee.

(c) Approximately $300,000 of the losses recorded by Newtek reflect addition liabilities (deferred taxes) not booked by the investee.

                                    PART III


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Effective September 30, 2002, the Company issued options for the purchase of 211, 753 shares of the Company's common stock to Mr. Jeffrey M. Schottenstein, a director of the Company, in exchange for his interest in one of the Company's subsidiary certified capital companies. Mr. Schottenstein was a participant in the organization and capitalization of the Capco and participates in its operations, without compensation other than as a director of the Company. The options are exercisable for $0.01 for ten years but may not be exercised fully for the first three years. Due to the restrictions attached to the options and the unregistered underlying securities, the parties negotiated a valuation on the interest exchanged equal to the market price of the Company's common stock at the time ($3.30), reduced by a 45% discount due to lack of liquidity, times the number of shares. The price paid was, thus, $384,332. This exchange is a part of the Company's program to reduce or eliminate minority interests in its subsidiary companies. Mr. Schottenstein was throughout 2002 a director of the Company but did not take part in the consideration or approval of the foregoing transaction, which was negotiated by management and approved unanimously by the remaining members of the board.


         During the years ended December 31, 2002 and 2001, the Company obtained financial consulting services from the firm of Janover Rubinroit, in the amounts of $176,508 and $157,000, respectively. Two partners of Janover Rubinroit, Michael Goodman and Mark Goodman, are related to Mr. Wasserman, one of the Company's directors, as father-in-law and brother-in-law, respectively, and they collectively hold approximately 49 percent of the ownership of Janover Rubinroit.


         During 2001 and part of 2002, the Company leased approximately 2,400 square feet of office space for its principal administrative office in East Meadow, NY, from a company controlled by Mr. Robert Cohen, father-in-law to Jeffrey G. Rubin, a director of the Company. The aggregate cost of the rental was approximately $1,211 and $45,200 for 2002 and 2001 respectively.

                                   SIGNATURES


         In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NEWTEK BUSINESS SERVICES, INC.

Date: February 11, 2004             By:
                                    ------------------------------------------
                                        BARRY SLOANE
                                        (CHAIRMAN AND CHIEF EXECUTIVE OFFICER)

                                  CERTIFICATION

I, Barry Sloane, Chief Executive Officer of Newtek Business Services, Inc., certify that:

                  1. I have reviewed this annual report on Form 10-KSB/A of Newtek Business Services, Inc.

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

                           b) evaluated the  effectiveness  of the  registrant's
                  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

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

         6. Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2004         By: /s/ BARRY SLOANE
                                    --------------------------------------
                                    Barry Sloane
                                    Chief Executive Officer

                                  CERTIFICATION

         I, Brian A. Wasserman, Chief Financial Officer of Newtek Business Services, Inc., certify that:

         1. I have reviewed this annual report on Form 10-KSB/A of Newtek Business Services, Inc.

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c.  presented  in  this  annual  report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         6. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         a. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         b. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2004                 By: /s/ BRIAN A. WASSERMAN
                                        --------------------------------
                                        Brian A. Wasserman
                                        Chief Financial Officer

                                  CERTIFICATION

         The undersigned hereby certifies that, to his knowledge, (i) the Form 10-KSB/A filed by Newtek Business Services, Inc. (the "Issuer") for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.


                                        NEWTEK BUSINESS SERVICES, INC.




Date: February 11, 2004                 By: /s/ BARRY SLOANE
                                            ---------------------------------
                                            Barry Sloane, Chairman and
                                            Chief Executive Officer


                                        By: /s/ BRIAN WASSERMAN
                                            ---------------------------------
                                            Brian Wasserman
                                            Chief Financial Officer