Form 10QSB/A
period 2003-09-30
NEWTEK BUSINESS SERVICES INC
filed 2004-02-12
CIK 1094019

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

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

                        COMMISSION FILE NUMBER: 001-16123

                                -----------------


                         NEWTEK BUSINESS SERVICES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                NEW YORK                                         11-3504638
     -------------------------------                        ------------------
     (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)


    100 QUENTIN ROOSEVELT BOULEVARD, GARDEN CITY, NY                11530
    -------------------------------------------------             ----------
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

                                    CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets as of September 30, 2003
         and December 31, 2002                                                       3

     Condensed Consolidated Statements of Income for the Three and Nine Month
         Periods Ended September 30, 2003 and 2002                                   4

     Condensed Consolidated Statements of Cash Flows for the Nine Month
         Periods Ended September 30, 2003 and 2002                                   6

     Notes to Unaudited Condensed Consolidated Financial Statements                  8

Item 2.  Management's Discussion and Analysis                                       23

PART II - OTHER INFORMATION

Item 5.  Other Information                                                          28

Signatures                                                                          29

Exhibits                                                                            30


ITEM 1.  FINANCIAL STATEMENTS


                 NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                                           2003                 2002
                                                                                       -------------        -------------
ASSETS
Cash and cash equivalents                                                              $  35,000,307        $  41,171,358
Credits in lieu of cash                                                                   73,411,999           41,580,950
SBA loans receivable (net of reserve for possible SBA loan
    losses of $1,690,964 as of September 30, 2003)                                        50,623,424           56,073,016
SBA loans held for sale                                                                      804,440                   --
Accounts receivable (net of allowance of $169,798 and
   $34,466, respectively)                                                                    664,107              661,351
Receivable from bank                                                                       2,489,608            2,938,309
Accrued interest receivable                                                                  215,877              285,151
Investments in qualified businesses - held to maturity investments                         2,592,568            3,962,353
Investments in qualified businesses - equity investments                                     300,000            1,091,110
Structured insurance product                                                               3,014,355            2,893,301
Prepaid insurance                                                                         12,673,214           14,056,196
Prepaid expenses and other assets                                                          1,774,813              575,772
Furniture, fixtures and equipment (net of accumulated depreciation
   of $327,926 and $190,590, respectively)                                                   729,274              546,231
Customer merchant accounts                                                                 3,208,838              356,675
Goodwill                                                                                   3,225,353            2,862,965
                                                                                       -------------        -------------
     Total assets                                                                      $ 190,728,177        $ 169,054,738
                                                                                       =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses                                                  $   5,178,789        $   4,218,367
Notes payable - certified investors                                                        3,833,525            3,844,181
Notes payable - insurance                                                                  3,881,803            5,369,896
Notes payable - other                                                                      2,365,183              480,500
Borrowings under line of credit                                                                   --              450,000
Bank notes payable                                                                        48,970,105           53,824,492
Notes payable in credits in lieu of cash                                                  61,831,800           65,196,116
Deferred tax liability                                                                    12,582,824            3,726,151
                                                                                       -------------        -------------
     Total liabilities                                                                   138,644,029          137,109,703
                                                                                       -------------        -------------

Minority interest                                                                          8,688,868            4,772,741
                                                                                       -------------        -------------

Commitments and contingencies
Stockholders' equity:
   Common Stock (par value $0.02 per share; authorized 39,000,000 shares, issued and outstanding 25,948,889 and 25,341,428 not including 582,980 shares held
     in escrow, as of September 30, 2003 and December 31, 2002, respectively)                518,978              506,828
   Additional paid-in Capital                                                             23,262,523           20,992,827
   Unearned Compensation                                                                     (98,334)                  --
   Retained earnings                                                                      19,712,113            5,672,639
                                                                                       -------------        -------------
     Total stockholders' equity                                                           43,395,280           27,172,294
                                                                                       -------------        -------------
     Total liabilities and stockholders' equity                                        $ 190,728,177        $ 169,054,738
                                                                                       =============        =============


See accompanying notes to these unaudited condensed consolidated financial statements.

                 NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                                             -------------------------------       -------------------------------
                                                                 2003               2002               2003               2002
                                                             ------------       ------------       ------------       ------------
Revenue:
   Income from tax credits                                   $ 22,067,285       $ 14,886,087       $ 43,926,619       $ 25,144,192
   Credit card processing revenue                               1,879,526            519,798          3,867,612            912,730
   Interest and dividend income                                   921,507             78,329          3,005,227            683,016
   Other income                                                 1,141,963          1,250,581          2,815,815          1,318,098
   Recovery of investment
        permanently written off                                   350,000                 --            350,000                 --
   Gain on sale of property                                            --                 --                 --             16,841
   Consulting fee income                                           68,353            168,736            102,953            268,053
                                                             ------------       ------------       ------------       ------------
       Total revenue                                           26,428,634         16,903,531         54,068,226         28,342,930
                                                             ------------       ------------       ------------       ------------

Expenses:
   Interest                                                     3,322,298          3,090,193         10,526,385          8,658,556
   Payroll and consulting fees                                  1,725,050          2,049,085          4,471,345          4,245,085
   Credit card processing direct costs                            870,932            318,675          2,393,580            521,313
   Credit card processing administrative costs                  1,227,443            431,202          2,252,204          1,341,503
   Professional fees                                              691,991            902,837          2,748,647          2,427,007
   Insurance                                                      622,731            471,609          1,834,148          1,336,364
   Other than temporary decline in value of
     investments                                                  257,339            601,025          1,991,040          1,588,630
   Equity in net losses of affiliates                                  --            120,993                 --            793,868
   Provision for SBA loan losses                                   (7,429)                --            331,371                 --
   Other                                                          955,093            812,640          2,898,486          1,511,133
                                                             ------------       ------------       ------------       ------------
       Total expenses                                           9,665,448          8,798,259         29,447,206         22,423,459
                                                             ------------       ------------       ------------       ------------

Income before minority interest, provision for income
   taxes, extraordinary gain on acquisition of minority
   interest and extraordinary gain on acquisition
   of a business                                               16,763,186          8,105,272         24,621,020          5,919,471

Minority interest in (loss) income                             (1,231,560)           689,952         (1,911,602)         1,738,590
                                                             ------------       ------------       ------------       ------------

Income before provision for income taxes
   and extraordinary gain                                      15,531,626          8,795,224         22,709,418          7,658,061

Provision for income taxes                                     (6,057,334)        (3,342,186)        (8,856,673)        (2,910,064)
                                                             ------------       ------------       ------------       ------------

Income before extraordinary gain on acquisition
   of minority interest and extraordinary gain
   on acquisition of a business                                 9,474,292          5,453,038         13,852,745          4,747,997

Extraordinary gain on acquisition of minority
   interest, net of taxes of  $162,778 for 2002                        --                 --                 --            265,584

Extraordinary gain on acquisition of a business                        --                 --            186,729                 --
                                                             ------------       ------------       ------------       ------------
Net income                                                   $  9,474,292       $  5,453,038       $ 14,039,474       $  5,013,581
                                                             ============       ============       ============       ============


See accompanying notes to these unaudited condensed consolidated financial statements.

                 NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (CONTINUED)

                                                          THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                            SEPTEMBER 30,                           SEPTEMBER 30,
                                                  ----------------------------------      ----------------------------------
                                                       2003               2002                2003                 2002
                                                  --------------      --------------      --------------      --------------
Weighted average common shares outstanding:
   Basic                                              25,709,700          24,787,535          25,671,712          23,947,116
   Diluted                                            26,110,536          24,847,408          26,016,931          24,052,620

Income per share:
   Basic                                          $         0.37      $         0.22      $         0.55      $         0.21
   Diluted                                        $         0.36      $         0.22      $         0.54      $         0.21

Income per share before extraordinary items:
   Basic                                          $         0.37      $         0.22      $         0.54      $         0.20
   Diluted                                        $         0.36      $         0.22      $         0.53      $         0.20


See accompanying notes to these unaudited condensed consolidated financial statements.

                 NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                       SEPTEMBER 30,      SEPTEMBER 30,
                                                                           2003               2002
                                                                       ------------       ------------
Cash flows from operating activities:
   Net income                                                          $ 14,039,474       $  5,013,581
     Adjustments to reconcile net income
       to net cash used in operating activities:
         Other than temporary decline in value of investments             1,991,040          1,588,630
         Gain on sale of asset held for sale                                     --            (16,841)
         Equity in net losses of affiliates                                      --            793,868
         Extraordinary gain on acquisition of minority interests                 --           (265,584)
         Extraordinary gain on acquisition of a business                   (186,729)                --
         Income from tax credits                                        (43,926,619)       (25,144,192)
         Deferred income taxes                                            8,856,673          2,910,064
         Depreciation and amortization                                      258,940             90,922
         Provision for SBA loan losses                                      331,371                 --
         Proceeds from sale of SBA loans                                  2,438,119                 --
         Accretion of interest income                                      (121,054)          (131,711)
         Accretion of interest expense                                    8,642,249          8,066,217
         Compensation expense for vested stock options                      124,583            570,000
         Issuance of stock for services received                             58,388             80,789
         Minority interest                                                1,911,602         (1,738,590)
         Changes in assets and liabilities:
           Prepaid insurance                                              1,471,982            100,336
           Prepaid expenses, accounts receivable and other assets          (348,270)          (316,080)
           Accounts payable and accrued expenses                            585,422            591,119
                                                                       ------------       ------------
              Net cash used in operating activities                      (3,872,829)        (7,807,472)
                                                                       ------------       ------------

Cash flows from investing activities:
     Proceeds from sale of asset held for sale                                   --            348,770
     Investments in cost method investments                                 (55,000)                --
     Investments in qualified businesses (held to maturity)                (300,000)        (1,204,942)
     Investments in qualified businesses (consolidated entities)         (9,510,000)        (9,295,667)
     Return of principal - held to maturity - investments                   469,855          4,902,566
     Return of principal - consolidated entities                          4,206,675          8,677,906
     Consolidation of majority owned partner companies                    5,303,325          2,838,519
     SBA loans issued                                                    (3,724,500)                --
     Cash paid for acquisition of AMS                                    (1,500,000)                --
     Repayments of SBA loans receivable                                   5,589,916                 --
     Cash received from AMS and Exponential acquisition, respectively         7,000            106,642
     Purchase of furniture, fixtures and equipment                         (320,379)          (223,590)
                                                                       ------------       ------------
              Net cash provided by investing activities                     166,892          6,150,204
                                                                       ------------       ------------


See accompanying notes to these unaudited condensed consolidated financial statements.

                 NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

                                                                          SEPTEMBER 30,      SEPTEMBER 30,
                                                                             2003                2002
                                                                          ------------       ------------
Cash flows from financing activities:
   Proceeds from issuance of debt                                         $  1,000,000       $ 21,548,698
   Principal repayments of note payable insurance                           (1,488,093)       (11,640,982)
   Principal repayments of mortgage payable                                         --           (306,929)
   Net proceeds from issuance of common stock                                1,393,641          1,898,499
   Proceeds from exercise of stock options                                     243,042                 --
   Distributions to CAPCO members                                                   --             (7,867)
   Contributions from members                                                    6,000                 --
   Proceeds from sale of preferred stock of subsidiary                       2,000,000                 --
   Principal repayment on notes payable to others                             (315,317)                --
   Proceeds from issuance of warrants                                               --            572,298
   Principal repayments of bank notes payable                               (4,854,387)        (4,813,955)
   Principal repayments of line of credit                                     (450,000)          (575,000)
                                                                          ------------       ------------
              Net cash (used in) provided by financing activities           (2,465,114)         6,674,762
                                                                          ------------       ------------

Net (decrease) increase  in cash and cash equivalents                       (6,171,051)         5,017,494
Cash and cash equivalents - beginning of period                             41,171,358         31,171,966
                                                                          ------------       ------------
Cash and cash equivalents - end of period                                 $ 35,000,307       $ 36,189,460
                                                                          ============       ============


Supplemental disclosure of non-cash financing activities:
Reduction of credits in lieu of cash and notes payable in
   credits in lieu of cash balances due to delivery of tax credits
   to certified investors                                                 $ 12,095,570       $  7,589,449
                                                                          ============       ============
Consolidation of investments previously accounted for
   under the equity method                                                          --       $    537,083
                                                                          ============       ============
Acquisition of Exponential (net liabilities assumed)                                --       $     10,978
                                                                          ============       ============
Acquisition of Automated Merchant Services (net liabilities assumed)                --       $         --
                                                                          ============       ============
Issuance of common stock in connection with
   acquisition of Exponential                                                       --       $    920,000
                                                                          ============       ============
Goodwill recognized in connection with acquisition
of minority interests                                                     $    362,388       $    873,173
                                                                          ============       ============
Acquisition of five Capcos minority interests
     Newtek Business Services common stock issued                                   --       $  1,868,583
     Less, minority interests acquired                                              --            914,580
                                                                          ------------       ------------
Goodwill recognized                                                                 --       $    954,003
                                                                          ============       ============
Acquisition of three Capcos minority interests
     Minority interests acquired                                                    --       $  1,369,156
     Less, Newtek Business Services common stock issued                             --            940,794
                                                                          ------------       ------------
Extraordinary gain recognized                                                       --       $    428,362
                                                                          ============       ============
Issuance of note in partial payment for insurance                                   --       $  2,000,000
                                                                          ============       ============
Details of AMS acquisition:
Assets acquired ( including customer merchant accounts valued
       at approximately $2,910,000)                                       $  3,075,000
     Less: Liabilities assumed                                                 160,000
     Less: Accrued acquisition costs (included in assets acquired)             215,000
     Less: Notes issued to seller                                            1,200,000                 --
                                                                          ------------       ------------
     Cash paid for acquisition                                            $  1,500,000                 --
                                                                          ============       ============


See accompanying notes to these unaudited condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

         BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

         The unaudited condensed consolidated financial statements of Newtek Business Services, Inc. and Subsidiaries (the "Company" or "Newtek") included herein have been prepared by Newtek pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The unaudited condensed consolidated financial statements of Newtek reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of Newtek at September 30, 2003, the results of its operations for the three and nine month periods ended September 30, 2003 and 2002, and its cash flows for the nine month periods ended September 30, 2003 and September 30, 2002. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2003.

         The following is a summary of each certified capital company ("Capco"), state of certification and date of certification:

                 CAPCO                   STATE OF CERTIFICATION    DATE OF CERTIFICATION
                 -----                   ----------------------    ---------------------
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

         The State of Louisiana has authorized three "Capco funds" which are all a part of the WLA Capco (the first fund). The second, Wilshire Louisiana Partners II (WLPII), and the third, Wilshire Louisiana Partners III (WLPIII), were formed in October 2001, and October 2002, respectively and are treated by Newtek as separate Capcos.

         In general, the Capcos issue debt and equity instruments, generally warrants ("Certified Capital"), to insurance company investors ("Certified Investors"). The Capcos then make targeted investments ("Investments in Qualified Businesses", as defined under the respective state statutes, or, "Qualified Businesses"), with the Certified Capital raised. Such investments may be accounted for as either consolidated subsidiaries, under the equity method or cost method of accounting, depending upon the nature of the investment and the Company's and/or the Capco's ability to control or otherwise exercise significant influence over the investee. Each Capco has a contractual arrangement with the particular state that legally entitles the Capco to receive (or earn) tax credits from the state upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the Capcos to maintain their state-issued certifications, the Capcos must make Investments in Qualified Businesses in accordance with these requirements. Each Capco also has separate contractual arrangements with the Certified Investors obligating the Capco to pay interest on the aforementioned debt instruments whether or not it meets the statutory requirements for Investments in Qualified Businesses. The Capco can satisfy this interest payment obligation, at the Capco's discretion, by delivering tax credits in lieu of paying cash. The Capcos have the right to deliver the tax credits to the Certified Investors. The Certified Investors have the right to receive and use the tax credits and would, in turn, use these tax credits to reduce their respective state tax liabilities in an amount usually equal to 100% (Louisiana Capco and the Louisiana second fund - 110%) of their certified investment. The tax credits can be utilized over a ten-year period at a rate of 10% (Louisiana Capco and Louisiana second fund- 11%) per year and in some instances are transferable and all can be carried forward.

         On December 31, 2002, Newtek acquired a majority stake in a nonbank U.S. Small Business Administration ("SBA") lender. As a nonbank SBA lender, the company (originally named Commercial Capital Corp., now named Newtek Small Business Finance ("NSBF")) originates, sells (in whole or in part) and services SBA loans to qualifying small businesses, which are partially guaranteed by the SBA. Newtek Small Business Finance sells the SBA guaranteed portion of such SBA loans to third-party investors, retains the unguaranteed portion and continues to service the SBA loans. Newtek Small Business Finance has the ability to originate SBA loans throughout the United States. Presently, the SBA loans originated by the company are primarily to customers in the Northeast United States. The Company's competition for originating SBA loans comes primarily from banking organizations and the other nonbank entities holding an SBA license.

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

         The Company originates loans to customers under the SBA program that generally provides for SBA guarantees of 75% for loans greater than $250,000 and 50% for loans of less than $250,000, subject to a maximum guarantee amount. The Company typically sells the guaranteed portion of each loan to a third party and retains the unguaranteed principal portion in its portfolio. Loan losses are shared pro rata between the guaranteed and unguaranteed portions.

         STOCK - BASED COMPENSATION

         Newtek has  elected  to  continue  using  Accounting  Principles  Board
Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options. No stock-based employee compensation cost is reflected in net income, as all options granted under the Company's plan had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table summarizes the pro forma consolidated results of operations of Newtek as though the fair value based accounting method in SFAS 148 "Accounting for Stock-based Compensation-Transition and Disclosure- an amendment of SFAS 123" had been used in accounting for stock options.

                                                FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,                             SEPTEMBER 30,
                                                 2003                2002                 2003                 2002
                                            --------------      --------------       --------------       --------------
As reported
  Net income                                $    9,474,292      $    5,453,038       $   14,039,474       $    5,013,581
  Deduct: Total stock based employee
  Compensation expense determined
  under fair value based method for
  all awards, net of related tax effects          (217,945)           (256,659)            (646,065)            (703,860)
                                            --------------      --------------       --------------       --------------
  Pro forma net income                      $    9,256,347      $    5,196,379       $   13,393,409       $    4,309,721
                                            ==============      ==============       ==============       ==============

  Earnings per share:

  Basic - as reported                       $        .0.37      $         0.22       $         0.55       $         0.21
                                            ==============      ==============       ==============       ==============
  Basic - pro forma                         $        .0.36      $         0.21       $         0.52       $         0.18
                                            ==============      ==============       ==============       ==============
    Diluted - as reported                   $        .0.36      $         0.22       $         0.54       $         0.21
                                            ==============      ==============       ==============       ==============
    Diluted - pro forma                     $        .0.35      $         0.21       $         0.51       $         0.18
                                            ==============      ==============       ==============       ==============


         For 2003 and 2002, the weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 60-85%, risk-free interest rate of 1.61% to 6.15%, respectively, expected dividends of $0 and expected terms of 1-6 years.

NOTE 2 - COMMON STOCK:

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

NOTE 3 - INVESTMENTS IN QUALIFIED BUSINESSES:

         The various interests that Newtek acquires in its investments are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company's voting interest in an investee.

         Consolidation Method. Investments in which Newtek directly or indirectly owns more than 50% of the outstanding voting securities or those Newtek has effective control over are generally accounted for under the consolidation method of accounting and are referred to here as "Partner Companies". Under this method, an investment's financial position and results of operations are reflected within the Company's Balance Sheet and Consolidated Statements of Income. All significant inter-company accounts and transactions have been eliminated. The results of operations and cash flows of a consolidated Partner Company are included through the latest interim period in which Newtek owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the Partner Company. Upon dilution of control below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

         Equity Method. Investees that are not consolidated, but over which Newtek exercises significant influence, are accounted for under the equity method of accounting. Whether or not Newtek exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the Company's Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Company, including voting rights associated with the Company's holdings in common, preferred and other convertible instruments in the investee. Under the equity method of accounting, an investee's accounts are not reflected within the Company's Consolidated Balance Sheet and Consolidated Statements of Income; however, the Company's share of the earnings or losses of the investee is reflected in the caption "Equity in net losses of affiliates" in the Consolidated Statements of Income.

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

         During  the  nine  month  period  ended  September  30,  2003,   Newtek
determined that there was approximately $943,000 of an other than temporary decline in the value of its investments for Merchant Data Systems, Inc., $500,000 for 1-800 Gift Certificate, $271,000 for Direct Creations, LLC, $145,000 for O.S. Johnson, LLC, $112,000 for Gerace Auto Parts, LLC, and $20,000 of an other than temporary decline in the value of its investments in Transworld Business Brokers, LLC. These items aggregated approximately $1,991,000 which is shown on the statement of income as other than temporary decline in value of investments.

         During  the  nine  month  period  ended  September  30,  2002,   Newtek
determined that there was approximately $734,000 of an other than temporary decline in the value of its investments for Starphire Technologies, LLC, approximately $77,000 other than temporary decline in the value of its investments for Embosser's Sales and Service, $100,000 for O.S. Johnson, LLC, $458,000 other than temporary decline in the value of its investments for Direct Creations, LLC, and an approximate $87,000 of an other than temporary decline in the value of its investments for Gino's Seafood. In addition, Newtek determined an impairment existed for a non-Capco investment (included in prepaid expenses and other assets on the balance sheet), and recorded a charge of approximately $162,000. In 2002, Newtek also recovered approximately $29,000 of cash on two of its investments written down in 2000. These items aggregate approximately $1,589,000 which is shown on the statement of income as other than temporary decline in value of investments.

         The following table is a summary of such investments as of September 30, 2003, shown separately between their debt and equity components, and all terms of each are summarized. There are no expiration dates on any of the financial instruments, unless disclosed.

         In accordance with the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investment in Debt and Equity Securities", Newtek classifies its debt investments as held-to-maturity and such investments are initially recorded at amortized cost. On a monthly basis, the Company's Investment Committee meets to evaluate the Company's investments. Newtek considers several factors in determining whether an impairment exists on the investment, such as the investee's net book value, cash flow, revenue growth and net income. In addition, the Investment Committee considers other factors, such as the economy and the investee company's industry, to determine if an other than temporary decline in value exists in the Company's investment

                                                         DEBT INVESTMENTS
--------------------------- ----------- ---------- ---------- ------------ ---------- ------------ --------- ---------------
Investee                      Direct    Merchant   4G's       Transworld   Autotask    Louisiana     Gulf
                            Creations,  Data         Truck     Business      Group       BIDCO      Coast
                               LLC      Systems,    Renting    Brokers,                  Debt       Bidco        Total
                                          Inc.                    LLC                   Invest
                                                                                        -ments

                             Sep-01,     Aug-00     Nov-99,     Jun-01      Oct -02     Various     Dec-02
Investment Date (s)           Nov-01               Jul- 00,
                                                    Jun-02

Maturity Date                 Jun-04     May-04     Aug-03      Jun-04      Sep-03      Various    Various
Interest Rate                 LIBOR       0.00%      7.40%       5.00%       7.75%     Prime +1%   Various
--------------------------- ----------- ---------- ---------- ------------ ---------- ------------ --------- ---------------
Principal outstanding at
December 31, 2002             $373,233   $942,591   $100,000     $140,000   $200,000   $1,234,029  $972,500      $3,962,353
--------------------------- ----------- ---------- ---------- ------------ ---------- ------------ --------- ---------------
Return of  principal -
2003                          (61,923)       -     (100,000)     (25,000)  (200,000)     (82,932)       -         (469,855)
--------------------------- ----------- ---------- ---------- ------------ ---------- ------------ --------- ---------------
Investments in 2003              -           -          -          -         300,000       -            -           300,000
--------------------------- ----------- ---------- ---------- ------------ ---------- ------------ --------- ---------------
Other than temporary
decline in value of its
investments                      -      (942,591)       -          -            -     (257,339)         -       (1,199,930)
--------------------------- ----------- ---------- ---------- ------------ ---------- ------------ --------- ---------------
Principal outstanding at
September 30, 2003            $311,310       -          -        $115,000   $300,000     $893,758  $972,500      $2,592,568
--------------------------- ----------- ---------- ---------- ------------ ---------- ------------ --------- ---------------

                               EQUITY INVESTMENTS
------------------------------ ----------- --------------- ------------- ------------ ------------- -------------- ------------
Investee                         Direct      1-800 Gift    Distribution  BuySeasons,     Newtek      Transworld
                               Creations,  Certificates,    Video and       Inc.       Financial      Business
                                  LLC           LLC           Audio                       Info      Brokers, LLC
                                                                                      Services of
                                                                                        LA, LLC                       Total

Investment Date(s)              Dec-00,        Jul-99         Jun-00       Jun-01        Dec-02        Jun-01
                                Aug-02         Jul- 01

                                Common
Type of Investment              Warrants   Common Stock/      Stock        Common      Preferred      Preferred
                                              Warrants                      Stock        Member      Membership
Ownership Interest as of
September 30, 2003               3.84%          <5%            <5%           <5%          49%               33%
------------------------------ ----------- --------------- ------------- ------------ ------------- -------------- ------------
Total equity investments at
December 31, 2002                $270,823        $500,000      $200,000     $100,000        -             $20,287   $1,091,110
------------------------------ ----------- --------------- ------------- ------------ ------------- -------------- ------------
Investments in 2003                 -              -             -            -            710,000         -           710,000
------------------------------ ----------- --------------- ------------- ------------ ------------- -------------- ------------
Reclassification of
consolidated investment             -              -             -            -            272,627         -           272,627
------------------------------ ----------- --------------- ------------- ------------ ------------- -------------- ------------
Equity in losses 2003               -              -             -            -          (117,904)         -         (117,904)
------------------------------ ----------- --------------- ------------- ------------ ------------- -------------- ------------
Reversal of equity in loss
due to consolidation as a
result of FIN 46 adoption           -              -             -            -            117,904         -           117,904
------------------------------ ----------- --------------- ------------- ------------ ------------- -------------- ------------
Reclassification to
consolidated based on FIN 46
adoption                            -              -             -            -          (982,627)         -         (982,627)
------------------------------ ----------- --------------- ------------- ------------ ------------- -------------- ------------
Other than temporary decline    (270,823)       (500,000)        -            -             -            (20,287)    (791,110)
in value of its investments
------------------------------ ----------- --------------- ------------- ------------ ------------- -------------- ------------
Total equity investments at
September 30, 2003             $     -       $     -           $200,000     $100,000  $     -        $     -          $300,000
------------------------------ ----------- --------------- ------------- ------------ ------------- -------------- ------------

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

                                                     CONSOLIDATED DEBT INVESTMENTS
------------------------- ------------ ------------- ------------- ------------ ------------- ------------ ------------ ------------
Investee                    Newtek        Newtek      PPM Link,      Newtek        Newtek         DC         Newtek
                           Merchant      Merchant        LLC        Business     Financial       Media     Strategies
                           Solutions    Solutions                   Exchange        Info       Capital,     - CO, LLC
                              of        of WI, LLC                 of NY, LLC   Services of       LLC
                            NY, LLC                                               FL, LLC                                   Total

Investment Date(s)          Mar-01        Jun-01        Mar-01       Mar-02        Nov-99       Oct-02       Jun-03
                                          Mar-03

Maturity Date                             Jun-06
Interest Rate               Nov-05        Mar-08        Sep-02       Mar-05        Nov-01       Oct-03     April - 04
                             6.00%      5.00-8.00%      5.75%         2.50%        5.25%        12.00%         3%
------------------------- ------------ ------------- ------------- ------------ ------------- ------------ ------------ ------------
Total consolidated debt
investments as of
December 31, 2002            $685,000    $1,505,000    $1,000,000     $325,000      $150,000     $163,277  $     -        $3,828,277
------------------------- ------------ ------------- ------------- ------------ ------------- ------------ ------------ ------------
Total consolidated debt
investments made in 2003       -          1,000,000        -            -             -            -           300,000    $1,300,000
------------------------- ------------ ------------- ------------- ------------ ------------- ------------ ------------ ------------
Return of principal -
2003                           -           (363,334)  (1,000,000)       -             -          (80,083)       -       $(1,443,417)
------------------------- ------------ ------------- ------------- ------------ ------------- ------------ ------------ ------------
Total consolidated debt
investments as of
September 30, 2003           $685,000    $2,141,666            $0     $325,000      $150,000      $83,194     $300,000    $3,684,860
------------------------- ------------ ------------- ------------- ------------ ------------- ------------ ------------ ------------

                                                      CONSOLIDATED EQUITY INVESTMENTS
-------------------------------- ------------ ------------ ---------- -------------- ------------ ----------- ----------- ----------
                     Newtek        Newtek       Newtek     PPM          Wilshire       Newtek     Newtek      SBA         Automated
Investee            Merchant      Merchant     Merchant    Link, LLC    Louisiana    Strategies,  Business    Holdings,    Merchant
                    Solutions     Solutions    Solutions                 Capital         LLC      Exchange       Inc.     Services,
                     of NY,      of LA, LLC     of CO,                 Management                 of  NY,                    Inc.
                       LLC                        LLC                     Fund                       LLC

Investment           Mar-01        Sep-01       Dec-02      Mar-01       Dec-02        Aug-01                   Sep-02     Aug - 03
Date(s)                                                                                             Mar-02

Type of             Preferred     Preferred    Preferred   Preferred    Preferred     Preferred    Common &   Preferred   Preferred
investment           Member        Member       Member      Member     Membership      Member     Preferred     Stock       Stock
                                                                                                    Member
Ownership interest   90.00%        95.00%       95.00%      90.00%       100.00%       70.00%       93.10%      80.00%       100%
-------------------------------- ------------ ------------ ---------- -------------- ------------ ----------- ----------- ----------
Total consolidated
equity
Investments - 2002     $125,000   $1,350,000   $3,308,665  $1,103,333      $972,500     $999,950  $3,102,196  $2,000,000  $     -
-------------------------------- ------------ ------------ ---------- -------------- ------------ ----------- ----------- ----------
Total consolidated
equity investments
made in 2003                  -            -            -        -                        -            -           -      $2,000,000
-------------------------------- ------------ ------------ ---------- -------------- ------------ ----------- ----------- ----------
Preferred return-
dividends                -          (50,625)     (66,006)    (3,950)                      -         (71,438)       -         (3,333)
-------------------------------- ------------ ------------ ---------- -------------- ------------ ----------- ----------- ----------
Preferred return -
redemption               -         (392,973)       -            -                         -            -           -           -
-------------------------------- ------------ ------------ ---------- -------------- ------------ ----------- ----------- ----------
Total consolidated                                                         $972,500
equity                 $125,000     $906,402   $3,242,659  $1,099,383      $972,500      $999,950  $3,030,758  $2,000,000 $1,996,667
-------------------------------- ------------ ------------ ---------- -------------- ------------ ----------- ----------- ----------

                                         CONSOLIDATED EQUITY INVESTMENTS (CONTINUED)
-------------------- ----------- ------------ ----------- ----------- ------------- ---------- ----------- ------------
                     Newtek        Newtek     Newtek      Global         Newtek      Newtek    Newtek
Investee             Financial    Financial   Client      Business     Louisiana    Strategies Community
                     Info           Info      Services,   Advisors,     IT, LLC     - CO, LLC  Financial
                     Services     Services       LLC        LLC
                     of LA, LLC  of FL, LLC
                                                                                                              Total
Investment            Dec-02       Feb-02      Jun -02     Mar 03       July 03     June -03    July-03
Date(s)
                                                                                    Preferred
Type of              Preferred    Preferred   Preferred   Preferred    Preferred     Members   Preferred
investment             Member      Members      Member     Members      Members                 Members

Ownership interest       49%       87.48%       95.00%       90%          49%        75.00%       49%
-------------------- ----------- ------------ ----------- ----------- ------------- ---------- ----------- ------------
Total consolidated
equity
Investments - 2002   $     -        $100,383  $2,441,456  $     -            $      $     -    $     -     $15,503,483
-------------------- ----------- ------------ ----------- ----------- ------------- ---------- ----------- ------------
Total consolidated
equity investments
made in 2003            710,000       -            -       2,200,000       1,500,000  300,000   1,500,000   $8,210,000
-------------------- ----------- ------------ ----------- ----------- ------------- ---------- ----------- ------------
Reclassification
from equity based
on adoption of
FIN 46                  272,627       -            -           -            -            -          -          272,627
-------------------- ----------- ------------ ----------- ----------- ------------- ---------- ----------- ------------
Preferred return-
dividends               (9,434)     (21,094)    (24,226)    (30,000)        (7,500)   (3,000)     (7,500)   $(298,106)
-------------------- ----------- ------------ ----------- ----------- ------------- ---------- ----------- ------------
Preferred return -
redemption                -           -       (2,072,179)      -            -            -          -      $(2,465,152)
-------------------- ----------- ------------ ----------- ----------- ------------- ---------- ----------- ------------
Total consolidated
equity
Investments - 2003     $973,193      $79,289    $345,051  $2,170,000    $1,492,500   $297,000  $1,492,500  $21,222,852
-------------------- ----------- ------------ ----------- ----------- ------------- ---------- ----------- ------------

         The foregoing debt and equity investments have in virtually all cases been made with funds available to Newtek through the Capco programs. These programs generally require that each Capco meet a minimum investment benchmark within 5 years of initial funding. The foregoing investments qualify for this purpose. In addition, any funds received by a Capco as a result of a debt repayment or equity return may, under the terms of the Capco programs, be reinvested and this will be counted towards the Capcos' minimum investment benchmarks.

NOTE 4 - SBA LOANS RECEIVABLE:

Below is a summary of the SBA loan receivable balance, net of SBA loan loss reserves for the nine-months ended September 30, 2003:

         Balance at January 1, 2003                  $ 56,073,016

         SBA Loan originations                          3,724,500

         Sales of SBA loans                            (2,438,119)

         Payments Received in 2003                     (5,589,916)

         Provision for SBA loan losses                   (331,371)

         SBA loans held for sale                         (804,440)

         Deferred Costs                                   (10,246)
                                                     ------------

         Balance at September 30, 2003               $ 50,623,424
                                                     ============

Below is a summary of the reserve for possible SBA loan losses balance for the nine months ended September 30, 2003:

          Balance at January 1, 2003                      $ 2,557,624

          SBA Loan loss provision charged in 2003             331,371

          Recoveries                                           73,853

          Charge-offs                                      (1,271,884)
                                                          -----------
          Balance at September 30, 2003                   $ 1,690,964
                                                          ===========


Below is a summary of the SBA loans held for sale:

          Balance at January 1, 2003                      $         0

          Loans held for sale                               3,242,559

          Loans sold                                       (2,438,119)
                                                          -----------
          Balance at September 30, 2003                   $   804,440
                                                          ===========


NOTE 5 - EARNINGS PER SHARE:

         Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

         The calculations of Net Income Per Share were:

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                      ----------------------------      ----------------------------
                                                          2003            2002             2003             2002
                                                      -----------      -----------      -----------      -----------
Numerator:
   Numerator for basic and diluted EPS -
     income available to common
     stock holders                                    $ 9,474,292      $ 5,453,038      $14,039,474      $ 5,013,581
   Numerator for basic and diluted EPS -
     extraordinary  item and cumulative effect
     of a change in accounting principle                       --               --          186,729          265,584
   Numerator for basic and diluted EPS -
     income before extraordinary item                   9,474,292        5,453,038       13,852,745        4,747,997

Denominator:
   Denominator for basic EPS - weighted
     average shares                                    25,709,700       24,787,535       25,671,712       23,947,116
   Effect of dilutive securities (stock options)          400,836           59,873          345,219          105,504
Denominator for diluted EPS - weighted
     average shares                                    26,110,536       24,847,408       26,016,931       24,052,620

Net EPS: Basic                                        $      0.37      $      0.22      $      0.55      $      0.21

Net EPS: Diluted                                      $      0.36      $      0.22      $      0.54      $      0.21

Net EPS: Basic before extraordinary gain              $      0.37      $      0.22      $      0.54      $      0.20

Net EPS: Diluted before extraordinary gain            $      0.36      $      0.22      $      0.53      $      0.20


NOTE 6 - BUSINESS SEGMENTS:

         Newtek's reportable segments are as follows: SBA lending, credit card processing and Capcos and other.

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

         The credit card processing segment is a processor of credit cards, as well as a marketer of credit card solutions to the small business market. The Capcos and other segment represents Newtek's activities in the certified capital company market as described in Note 1.

         Management has considered the following characteristics when making its determination of its operating and reportable segments:

         a.  the nature of the products and services,

         b.  the type or class of customer for products and services,

         c. the methods used to distribute products or provide their services, and

         d.  the  nature  of  the  regulatory  environment,   for  example,
             banking, insurance, or public utilities.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Inter-company activity is not significant.

                                   FOR THE THREE      FOR THE THREE      FOR THE NINE       FOR THE NINE
                                   MONTHS ENDED       MONTHS ENDED       MONTHS ENDED       MONTHS ENDED
                                   SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                       2003               2002               2003               2002
                                   ------------       ------------       ------------       ------------
Revenue
    SBA Lending                    $  1,638,336       $         --       $  4,643,831       $         --
    Credit Card Processing            1,879,526            519,054          3,867,612            912,730
    Capco & other                    22,910,772         16,384,477         45,556,783         27,430,200
                                   ------------       ------------       ------------       ------------
    TOTAL                          $ 26,428,634       $ 16,903,531       $ 54,068,226       $ 28,342,930
                                   ============       ============       ============       ============
Operating (Loss) Income
    SBA Lending                    $    377,603       $         --       $    (89,603)      $         --
    Credit Card Processing             (218,849)          (286,027)          (778,172)          (950,086)
    Capco & other                    16,604,451          8,391,299         25,488,795          6,869,557
                                   ------------       ------------       ------------       ------------
    TOTAL                          $ 16,763,186       $  8,105,272       $ 24,621,020       $  5,919,471
                                   ============       ============       ============       ============

Depreciation and Amortization
    SBA Lending                    $      7,472       $         --       $     13,301       $         --
    Credit Card Processing              101,253             15,025            150,253             42,025
    Capco & other                       104,364             17,897            116,535             48,897
                                   ------------       ------------       ------------       ------------
    TOTAL                          $    213,089       $     32,922       $    280,089       $     90,922
                                   ============       ============       ============       ============


        Identifiable Assets          AT SEPTEMBER 30,  2003          AT SEPTEMBER 30, 2002
        -------------------          ----------------------          ---------------------
           SBA Lending                   $ 61,221,376                    $         --
           Credit Card Processing           7,788,718                       2,315,137
           Capco & other                  121,718,083                      99,822,596
                                         ------------                    ------------
           TOTAL                         $190,728,177                    $102,137,733
                                         ============                    ============

NOTE 7 - MINORITY INTEREST:

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

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS:

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the primary beneficiary of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Prior to the issuance of FIN 46, an enterprise generally consolidated an entity when the enterprise had a controlling financial interest in the entity through ownership of a majority voting interest. Upon adoption, FIN 46 applied immediately to variable interest entities created after January 31, 2003. Pursuant to FASB staff position No. 46-6 ("FSP 46-6"), a public entity need not apply the provisions of FIN 46 to an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after December 15, 2003, if the variable interest entity was created before February 1, 2003, and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46. The Company has elected not to defer the application of FIN 46 to its interests in potential variable interest entities created prior to February 1, 2003 pursuant to FSP 46-6.

      The Company determined that it is the primary beneficiary of a variable interest entity in which it has made an investment. Accordingly, the Company has consolidated such entity into the Company's financial statements, and the effect of such consolidation at September 30, 2003 was the inclusion on the balance sheet of $817,473 in assets, and $732,228 in liabilities.

NOTE 9 - ACQUISITION OF AUTOMATED MERCHANT SERVICES:

      On August 7, 2003, a majority-owned subsidiary of Newtek, its Florida-based certified capital company, completed the acquisition of substantially all of the stock of Automated Merchant Services, Inc. ("AMS"), a company engaged in the business of soliciting merchants and others for credit card processing services. The acquisition brings to Newtek's credit card processing business an additional 2,100 existing clients as well as 10 customer representatives covering the Southern Florida market. In addition to gaining a significant foothold in the Florida small to medium-sized business market, Newtek will utilize this acquisition to cross-market other Newtek products and services including its small business lending service, outsourced bookkeeping service and tax and insurance services. Newtek plans on growing AMS beyond the Florida market and expanding its product base to include everything that Newtek's existing processing marketer, Newtek Merchant Solutions, offers.

      Newtek's aggregate cost to acquire AMS was approximately $3.1 million, of which $1.5 million was cash paid and $1.2 million in three year, 6 percent promissory notes issued to the selling stockholders. Also included in the aggregate cost is $160,000 of AMS liabilities assumed by Newtek and $215,000 of accrued acquisition costs.

      The results of AMS's operations and financial position have been included in the accompanying consolidated condensed financial statements since the acquisition date.

      The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

     Cash                                        $    7,000
     Customer merchant accounts                   2,910,000
     Other Assets                                   158,000
                                                 ----------
     Total assets acquired                        3,075,000
                                                 ==========

     Current liabilities (including accrued
         acquisition costs)                         375,000
     Notes payable to seller                      1,200,000
                                                 ----------
     Total liabilities assumed                    1,575,000
                                                 ==========

     Cash paid                                   $1,500,000
                                                 ==========

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

NOTE 10 - SUMMARY RESULTS OF QUALIFIED INVESTMENTS:

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

      Balance Sheet data is as of September 30, 2003 and December 31, 2002


CONSOLIDATED ENTITIES

------------------------------------ ----------------------- ----------------------- ---------------------- ------------------------
                     Newtek                  Newtek                  Newtek                 Newtek                  Newtek
                   Strategies               Merchant                Merchant               Merchant                Merchant
                    (Harvest)               Solutions - CO Solutions - NY
                                            Solutions - LA Solutions - WI
                                            (UPS-CO) (UPS-NY) (UPS-LA)
                                            (UPS-WI)
======================== =========== =========== =========== =========== =========== ========== =========== ============ ===========
                2003        2002        2003        2002        2003        2002       2003        2002        2003         2002
------------------------ ----------- ----------- ----------- ----------- ----------- ---------- ----------- ------------ -----------
Cash             94,832     256,233   2,952,464   3,248,403      26,649      18,611    141,313     705,617      259,679     445,686
------------------------ ----------- ----------- ----------- ----------- ----------- ---------- ----------- ------------ -----------
Other Assets    189,240     207,801      65,442       2,662     380,717     417,956     35,416      26,485      544,769     254,444
------------------------ ----------- ----------- ----------- ----------- ----------- ---------- ----------- ------------ -----------
TOTAL ASSETS   $284,072    $464,034  $3,017,906  $3,251,065    $407,366    $436,567   $176,729    $732,102     $804,448    $700,130
------------------------ ----------- ----------- ----------- ----------- ----------- ---------- ----------- ------------ -----------
Current
Liabilities      46,259      33,006      39,109      14,433     184,154     108,554     36,018      29,729      159,090     118,670
------------------------ ----------- ----------- ----------- ----------- ----------- ---------- ----------- ------------ -----------
TOTAL
LIABILITIES     $46,259     $33,006     $39,109     $14,433    $659,713    $584,112    $36,018     $29,729   $2,317,424  $1,588,670
------------------------ ----------- ----------- ----------- ----------- ----------- ---------- ----------- ------------ -----------
TOTAL EQUITY
(DEFICIT)      $237,813    $431,028  $2,978,797  $3,236,632  $(252,347)  $(147,545)   $140,711    $702,373  $(1,512,976) $(888,540)
------------------------ ----------- ----------- ----------- ----------- ----------- ---------- ----------- ------------ -----------


CONSOLIDATED ENTITIES

---------------- ---------------------- ------------------- ------------------------- -----------------------
                          PPM              Exponential               Newtek                   Newtek
                         Link                Business            Small Business       Financial Information
                                         Development Co.,            Finance               Systems - FL
                                               Inc.                  (NSBF)                   (GMT)
================ ====================== =================== ========================= =======================
                   2003        2002       2003      2002       2003         2002         2003        2002
---------------- ---------- ----------- --------- --------- ------------ ------------ ----------- -----------
Cash                53,754   1,254,506    29,017    41,973    5,737,794    4,367,870      41,921      70,034
---------------- ---------- ----------- --------- --------- ------------ ------------ ----------- -----------
Other Assets       105,936      61,686    71,357    25,551   55,483,582   59,296,476     129,759     131,985
---------------- ---------- ----------- --------- --------- ------------ ------------ ----------- -----------
TOTAL ASSETS      $159,690  $1,316,192  $100,374   $67,524  $61,221,376  $63,664,346    $171,680    $202,019
---------------- ---------- ----------- --------- --------- ------------ ------------ ----------- -----------
Current
Liabilities        168,562   1,069,144    58,454    59,996   52,233,813    2,704,417      48,075      44,809
---------------- ---------- ----------- --------- --------- ------------ ------------ ----------- -----------
TOTAL
LIABILITIES       $168,562  $1,919,144   $63,530   $59,996  $52,233,813  $58,028,909    $198,075    $194,809
---------------- ---------- ----------- --------- --------- ------------ ------------ ----------- -----------
TOTAL EQUITY
(DEFICIT)         $(8,872)  $(602,952)   $36,844    $7,528   $8,987,563   $5,635,437   $(26,395)      $7,210
---------------- ---------- ----------- --------- --------- ------------ ------------ ----------- -----------


CONSOLIDATED ENTITIES

---------------- ----------------------- ----------------------- ------------------------ -------------------- ---------------------
                         Newtek              Newtek Client              DC Media              Newtek Tax         Global Business
                   Business Exchange            Services                 Capital                Services             Advisors
                         of NY                  (Global)
                   (Transworld - NY)
================ =========== =========== =========== =========== ============ =========== =========== ======== =========== =========
                    2003        2002        2003        2002        2003         2002        2003      2002       2003       2002
---------------- ----------- ----------- ----------- ----------- ------------ ----------- ----------- -------- ----------- ---------
Cash              2,845,584   3,186,239     234,400   2,377,662      894,616     344,293       3,725      (a)   2,076,654       (a)
---------------- ----------- ----------- ----------- ----------- ------------ ----------- ----------- -------- ----------- ---------
Other Assets         59,680      55,005       2,195       1,415      198,920     385,063      11,583      (a)      24,953       (a)
---------------- ----------- ----------- ----------- ----------- ------------ ----------- ----------- -------- ----------- ---------
TOTAL ASSETS     $2,905,264  $3,241,244    $236,595  $2,379,077   $1,093,536    $729,356     $15,308      (A)  $2,101,607       (A)
---------------- ----------- ----------- ----------- ----------- ------------ ----------- ----------- -------- ----------- ---------
Current
Liabilities          27,527      21,089       6,300      -            24,322      92,226      39,208      (a)       7,389       (a)
---------------- ----------- ----------- ----------- ----------- ------------ ----------- ----------- -------- ----------- ---------
TOTAL
LIABILITIES        $352,527    $346,089      $6,300      -        $1,378,099    $736,003     $39,208      (A)      $7,389       (A)
---------------- ----------- ----------- ----------- ----------- ------------ ----------- ----------- -------- ----------- ---------
TOTAL EQUITY
(DEFICIT)        $2,552,737  $2,895,155    $230,295  $2,379,077   $(284,563)    $(6,647)   $(23,900)      (A)  $2,094,218       (A)
---------------- ----------- ----------- ----------- ----------- ------------ ----------- ----------- -------- ----------- ---------


CONSOLIDATED ENTITIES

----------------------------- ------------------ ------------------ ------------------ -------------------- ------------------------
                 Newtek           Automated           Newtek             Newtek              Newtek                 Totals
               Strategies-        Merchant           Community          Louisiana           Financial
                   CO          Services, Inc.        Financial         Technology         Systems - LA
                                                     Services
====================== ====== =========== ====== =========== ====== =========== ====== ========== ========= ============ ===========
               2003     2002     2003      2002     2003      2002     2003      2002     2003       2002       2003         2002
---------------------- ------ ----------- ------ ----------- ------ ----------- ------ ---------- --------- ------------ -----------
Cash          490,288    (a)     417,958    (a)   1,442,681    (a)   1,427,104    (a)    793,828   284,000  $19,964,261  16,601,127
---------------------- ------ ----------- ------ ----------- ------ ----------- ------ ---------- --------- ------------ -----------
Other Assets    7,996    (a)   2,964,311    (a)       7,316    (a)       6,252    (a)     23,646       500   60,313,070  60,867,029
---------------------- ------ ----------- ------ ----------- ------ ----------- ------ ---------- --------- ------------ -----------
TOTAL ASSETS $498,284    (A)  $3,382,269    (A)  $1,449,997    (A)  $1,433,356    (A)   $817,474  $284,500  $80,277,331  $77,468,156
---------------------- ------ ----------- ------ ----------- ------ ----------- ------ ---------- --------- ------------ -----------
Current
Liabilities    18,333    (a)     295,830    (a)       8,467    (a)      10,159    (a)     22,227    11,373   53,433,296   4,307,446
---------------------- ------ ----------- ------ ----------- ------ ----------- ------ ---------- --------- ------------ -----------
TOTAL
LIABILITIES   $18,333    (A)  $1,415,830    (A)      $8,467    (A)     $10,159    (A)   $732,229   $11,373  $59,731,044  $63,546,273
---------------------- ------ ----------- ------ ----------- ------ ----------- ------ ---------- --------- ------------ -----------
TOTAL EQUITY
(DEFICIT)    $479,951    (A)  $1,966,439    (A)  $1,441,530    (A)  $1,423,197    (A)    $85,245  $273,127  $20,546,287  $13,921,883
---------------------- ------ ----------- ------ ----------- ------ ----------- ------ ---------- --------- ------------ -----------

         Income Statement data is for the nine months period ended September 30, 2003 and September 30, 2002


CONSOLIDATED ENTITIES

------------------ ----------------------- -------------------- ----------------------- ---------------------- --------------------
                           NEWTEK                NEWTEK                 NEWTEK                 NEWTEK                  NEWTEK
                         STRATEGIES             MERCHANT               MERCHANT               MERCHANT                MERCHANT
                                             SOLUTIONS - CO         SOLUTIONS - NY         SOLUTIONS - LA           SOLUTIONS--WI
================== =========== =========== =========== ======== =========== =========== ========== =========== ========= ===========
                      2003        2002        2003      2002       2003        2002       2003        2002        2003        2002
------------------ ----------- ----------- ----------- ------- ----------- ----------- ---------- ----------- ----------- ----------
REVENUE              $552,275    $428,613     $71,653    (A)     $296,502    $286,519    $53,969     $46,486  $3,474,184    $615,955
------------------ ----------- ----------- ----------- ------- ----------- ----------- ---------- ----------- ----------- ----------
SG&A                  736,857     636,930     262,133    (a)      346,734     462,033    171,739     457,021   3,986,121   1,153,390
------------------ ----------- ----------- ----------- ------- ----------- ----------- ---------- ----------- ----------- ----------
Depreciation and
Amortization            8,634       6,246       1,349    (a)       33,174      32,506      3,063       2,052      33,018       7,467
------------------ ----------- ----------- ----------- ------- ----------- ----------- ---------- ----------- ----------- ----------
Interest  expense       -          35,624       -        (a)       21,394      18,767      -           -          79,479      65,625
------------------ ----------- ----------- ----------- ------- ----------- ----------- ---------- ----------- ----------- ----------
INCOME/LOSS        $(193,216)  $(250,187)  $(191,829)    (A)   $(104,800)  $(226,787)  $(120,833) $(412,587)  $(624,434)  $(610,527)
------------------------------------------------------------------------------------------------------------------------------------
INTERCOMPANY ITEMS INCLUDED IN ABOVE
------------------ ----------- ----------- ----------- ------- ----------- ----------- ---------- ----------- ----------- ----------
Revenue               445,724     289,935      41,145    (a)      113,615      18,139     27,522       2,115      59,528      15,976
------------------ ----------- ----------- ----------- ------- ----------- ----------- ---------- ----------- ----------- ----------
SG&A                   34,340      34,307      67,765    (a)       80,489     101,775     59,184      63,450     245,277      86,428
------------------ ----------- ----------- ----------- ------- ----------- ----------- ---------- ----------- ----------- ----------
Interest Expense        -          35,624       -        (A)       21,394      18,767      -           -          79,479      65,625
------------------ ----------- ----------- ----------- ------- ----------- ----------- ---------- ----------- ----------- ----------


CONSOLIDATED ENTITIES

------------------ ----------------------- -------------------- ----------------------- -----------------------
                            PPM                EXPONENTIAL              NEWTEK                  NEWTEK
                            LINK                BUSINESS            SMALL BUSINESS      FINANCIAL INFORMATION
                                            DEVELOPMENT CO.,            FINANCE              SYSTEMS - FL
                                                  INC.
================== =========== =========== ========= ========== =========== =========== =========== ===========
                      2003        2002       2003      2002        2003        2002        2003        2002
------------------ ----------- ----------- --------- ---------- ----------- ----------- ----------- -----------
REVENUE              $183,720    $172,560  $174,645        (A)  $4,643,831         (A)    $513,083    $378,789
------------------ ----------- ----------- --------- ---------- ----------- ----------- ----------- -----------
SG&A                  438,863     456,338   145,171        (a)   4,891,860         (a)     500,654     401,845
------------------ ----------- ----------- --------- ---------- ----------- ----------- ----------- -----------
Depreciation and
Amortization            1,639         299      -           (a)      13,301         (a)      18,998      15,861
------------------ ----------- ----------- --------- ---------- ----------- ----------- ----------- -----------
Interest  expense          56      79,781      -           (a)       -             (a)       5,941       6,107
------------------ ----------- ----------- --------- ---------- ----------- ----------- ----------- -----------
INCOME/LOSS        $(256,838)  $(363,858)   $29,474        (a)  $(261,330)         (A)   $(12,510)   $(45,024)
---------------------------------------------------------------------------------------------------------------
INTERCOMPANY ITEMS INCLUDED IN ABOVE
---------------------------------------------------------------------------------------------------------------
Revenue                 8,565      99,300      -           (a)       -             (a)     352,521     208,035
------------------ ----------- ----------- --------- ---------- ----------- ----------- ----------- -----------
SG&A                   49,459      24,623    24,639        (a)     171,727         (a)      31,760      24,636
------------------ ----------- ----------- --------- ---------- ----------- ----------- ----------- -----------
Interest Expense           56      79,781      -           (a)       -             (a)       5,941       6,107
------------------ ----------- ----------- --------- ---------- ----------- ----------- ----------- -----------


CONSOLIDATED ENTITIES

------------------ ---------------------- ------------------- --------------------- ---------------- -----------------
                          NEWTEK                NEWTEK              DC MEDIA          NEWTEK TAX     GLOBAL BUSINESS
                     BUSINESS EXCHANGE          CLIENT              CAPITAL            SERVICES          ADVISORS
                           OF NY               SERVICES                                                   OF WI
================== ========== =========== ========= ========= =========== ========= ---------- ----- ---------- ------
                     2003        2002       2003      2002       2003       2002      2003     2002    2003      2002
------------------ ---------- ----------- --------- --------- ----------- --------- ---------- ----- ---------- ------
REVENUE              $73,469          $0        $0     0         $32,695  $527,272    $47,695  (A)     $80,900   (A)
------------------ ---------- ----------- --------- --------- ----------- --------- ---------- ----- ---------- ------
SG&A                 327,508     143,660    50,880   34,721      212,334   539,538     71,595  (a)     156,537   (a)
------------------ ---------- ----------- --------- --------- ----------- --------- ---------- ----- ---------- ------
Depreciation and      10,597       4,015       678     -           -         -          -      (a)         145   (a)
Amortization
------------------ ---------- ----------- --------- --------- ----------- --------- ---------- ----- ---------- ------
Interest expense       6,343       4,398     -         -          47,894     4,268      -      (a)       -       (a)
------------------ ---------- ----------- --------- --------- ----------- --------- ---------- ----- ---------- ------
INCOME/LOSS        $(270,979) $(152,073)  $(51,558) $(34,721) $(227,533)  $(16,534) $(23,900)  (A)   $(75,782)   (A)
------------------ ---------- ----------- --------- --------- ----------- --------- ---------- ----- ---------- ------
INTERCOMPANY ITEMS INCLUDED IN ABOVE
------------------ ---------- ----------- --------- --------- ----------- --------- ---------- ----- ---------- ------
Revenue                -           -         -         -           -         -    0    25,929  (a)       -        (a)
------------------ ---------- ----------- --------- --------- ----------- --------- ---------- ----- ---------- ------
SG&A                  63,966      21,169    39,875   14,500       20,529     -          7,000  (a)      24,768    (a)
------------------ ---------- ----------- --------- --------- ----------- --------- ---------- ----- ---------- ------
Interest Expense       6,343       4,062     -         -          10,483     -          -      (a)       -        (a)
------------------ ---------- ----------- --------- --------- ----------- --------- ---------- ----- ---------- ------


CONSOLIDATED ENTITIES

------------------ ---------------- ---------------- ---------------- ---------------- ------------------ -------------------------
                       NEWTEK          AUTOMATED         NEWTEK           NEWTEK       NEWTEK FINANCIAL            TOTALS
                   STRATEGIES - CO     MERCHANT         COMMUNITY        LOUISIANA        INFORMATION
                                       SERVICES         FINANCIAL       TECHNOLOGY        SYSTEMS-LA
                                                        SERVICES
------------------ ---------- ----- ---------- ----- --------- ------ --------- ------ --------- -------- ------------ ------------
                     2003     2002    2003     2002    2003    2002     2003    2002     2003     2002       2003         2002
------------------ ---------- ----- ---------- ----- --------- ------ --------- ------ --------- -------- ------------ ------------
Revenue               $2,563   (a)   $230,939   (a)    $2,980    (a)        $0    (a)    $1,510       $0  $10,436,613   $2,456,194
------------------ ---------- ----- ---------- ----- --------- ------ --------- ------ --------- -------- ------------ ------------
SG&A                 119,446   (a)    170,855   (a)    53,949    (a)   71,661     (a)   180,766   11,373   12,895,663    4,296,849
------------------ ---------- ----- ---------- ----- --------- ------ --------- ------ --------- -------- ------------ ------------
Depreciation and
Amortization             266   (a)     79,649   (a)     -        (a)        57    (a)     1,026     -         205,594       68,446
------------------ ---------- ----- ---------- ----- --------- ------ --------- ------ --------- -------- ------------ ------------
Interest expense       -       (a)     10,664   (a)     -        (a)   (2,415)    (a)   (1,836)     -         167,520      214,570
------------------ ---------- ----- ---------- ----- --------- ------ --------- ------ --------- -------- ------------ ------------
Income/Loss        $(117,149)  (a)  $(30,229)   (a)  $(50,969)   (a)  $(69,303)   (a)  (178,446) (11,373) $(2,832,164) $(2,123,671)
-----------------------------------------------------------------------------------------------------------------------------------
INTERCOMPANY ITEMS INCLUDED IN ABOVE
------------------ ---------- ----- ---------- ----- --------- ------ --------- ------ --------- -------- ------------ ------------
Revenue                -       (a)     17,826   (a)     -        (a)     -        (a)     -         -       1,092,375      633,500
------------------ ---------- ----- ---------- ----- --------- ------ --------- ------ --------- -------- ------------ ------------
SG&A                  15,500   (a)      -       (a)    11,000    (a)    28,000    (a)    12,204     -         987,482      370,888
------------------ ---------- ----- ---------- ----- --------- ------ --------- ------ --------- -------- ------------ ------------
Interest Expense       -                -       (a)     -        (a)     -        (a)     -         -         123,696      209,966
------------------ ---------- ----- ---------- ----- --------- ------ --------- ------ --------- -------- ------------ ------------


ENTITIES UNDER THE EQUITY METHOD  (1)

    ----------------- --------------------- --------------------- --------------------- -----------------------
                           STARPHIRE          NICHEDIRECTORIES    TRANSWORLD BUSINESS           TOTALS
                                                                      BROKERS - FL
    ================= ========== ========== ========== ========== ========== ========== =========== ===========
                                   2003       2002       2003       2002       2003        2002        2002
    ----------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------- -----------
    Cash                   3,552    14,653     63,808    212,409    190,939    153,087    $258,299    $380,149
    ----------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------- -----------
    Other Assets         349,682   402,874    188,273    288,103    329,408    328,261     867,363   1,019,238
    ----------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------- -----------
    TOTAL ASSETS      $  353,234  $417,527   $252,081   $500,512   $520,347   $481,348  $1,125,662  $1,399,387
    ----------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------- -----------
    Current
    Liabilities           65,052    34,330    311,460    438,915     27,355     53,990     403,867     527,235
    ----------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------- -----------
    TOTAL             $   65,052   $34,330    377,187   $484,850   $142,354   $168,990    $584,593    $688,170
    LIABILITIES
    ----------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------- -----------
    TOTAL EQUITY      $  288,182  $383,197  $(125,106)   $15,662              $312,358    $541,069    $711,217
    (DEFICIT)                                                      $377,993
    ----------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------- -----------


ENTITIES UNDER THE EQUITY METHOD (1)

    ----------------- --------------------- ---------------------- --------------------- ----------------------
                           STARPHIRE          NICHEDIRECTORIES     TRANSWORLD BUSINESS
                                                                       BROKERS - FL              TOTAL
    ================= ========== ========== ========== =========== ========== ========== =========== ==========
                        2003       2002       2003        2002       2003       2002        2003       2002
    ----------------- ---------- ---------- ---------- ----------- ---------- ---------- ----------- ----------
    REVENUE             $81,752    $76,440   $654,068    $544,272  $1,174,460 $1,581,034 $1,910,280  $2,201,746
    ----------------- ---------- ---------- ---------- ----------- ---------- ---------- ----------- ----------
    SG&A                121,074    364,444    768,035     755,608   1,085,340  1,576,717  1,974,449   2,696,769
    ----------------- ---------- ---------- ---------- ----------- ---------- ---------- ----------- ----------
    Depreciation and
    Amortization         14,396     21,188     23,026      13,417       1,500      1,833     38,922      36,438
    ----------------- ---------- ---------- ---------- ----------- ---------- ---------- ----------- ----------
    Interest expense       (58)     12,451      3,643                   (483)      8,063      3,102      20,514
    ----------------- ---------- ---------- ---------- ----------- ---------- ---------- ----------- ----------
    INCOME/LOSS       $(53,660)  $(321,643) $(140,636)  $(224,753)   $88,103  $   (5,579)$ (106,193) $ (551,975)
    ----------------- ---------- ---------- ---------- ----------- ---------- ---------- ----------- ----------
    INTERCOMPANY ITEMS INCLUDED IN ABOVE
    ----------------- ---------- ---------- ---------- ----------- ---------- ---------- ----------- ----------
    Revenue                 207      -          -           -          -          -             207      -
    ----------------- ---------- ---------- ---------- ----------- ---------- ---------- ----------- ----------
    SG&A                  3,750     27,330     35,956      56,420     12,750     17,550      52,456    101,300
    ----------------- ---------- ---------- ---------- ----------- ---------- ---------- ----------- ----------
    Interest expense          -     12,451      -           -          -          8,063       -         20,514
    ----------------- ---------- ---------- ---------- ----------- ---------- ---------- ----------- ----------


(a)   No activity under Newtek 's ownership during this time period

(1) The company also owns 20% of Copia Technology, which had no operating activity and no assets.

NOTE 11 - NOTES PAYABLE AND EXTINGUISHMENT OF DEBT:

      The following is a summary of the extinguishment transactions and reconciliation of notes payable in credits in lieu of cash balances at September 30, 2003 (exclusive of proceeds allocated to warrants as noted above). This summary does not include $158,875 of accrued interest payable in credits in lieu of cash for the Company's Wilshire Advisers Capco, which is reflected in the balance of Notes Payable in Credits in lieu of cash on the balance sheet. That Capco remains primarily liable for the notes payable to the Certified Investors of this Capco.

------------------------------------------------------------------------------------------------------------------------
CAPCO, DUE
DATE AND                                                                                                     A
IMPUTED                                                                   PAYMENTS IN       ACCRUED       OBLIGATION
INTEREST RATE                 ORIGINAL     EXTINGUISHED     REMAINING      CREDITS IN     INTEREST (@        AT
OF NOTE                       PRINCIPAL     OBLIGATION      OBLIGATION    LIEU OF CASH    STATED RATE)     9/30/03
------------------------------------------------------------------------------------------------------------------------
WI, due 2008, 21.9%         $ 16,666,667   $ (5,939,649)   $ 10,727,018   $ (7,916,667)   $  3,797,742   $  6,608,093

WLA, due 2008, 22.3%        $ 16,400,000   $ (4,810,015)   $ 11,589,985   $ (8,118,000)   $  4,125,461   $  7,597,446

WLA II, due 2009, 18.0%)    $  3,050,000   $   (765,908)   $  2,284,092   $ 91,174,250)   $    519,319   $  1,629,161

WP, due 2010 19.2%)         $ 37,384,028   $(15,266,802)   $ 22,117,226   $(13,084,410)    $9,151,1998   $ 18,194,014

WNY II, due 2010, 27.9%)    $  6,807,866   $ (2,929,053)   $  3,878,813   $ (1,872,163)   $  1,414,950   $  3,421,600

WNY III, due 2011, 16.6%)   $ 35,160,202   $(14,079,476)   $ 21,080,726   $ (6,153,035)   $  5,255,932   $ 20,183,623

WLA III, due 2012, 8.7%)    $  8,000,000   $ (2,000,921)   $  5,999,079             --    $    309,366   $  6,308,445

WCOL, DUE 2013, 13.60%)     $ 22,057,767   $ (9,349,608)   $ 12,708,159             --    $  1,915,546   $ 14,623,705
                            ------------   ------------    ------------   ------------    ------------   ------------
TOTALS                      $145,526,530   $(55,141,432)   $ 90,385,098   $(38,318,525)   $ 26,658,389   $ 78,724,962
                            ============   ============    ============   ============    ============   ============

------------------------------------------------------------------------------------------
CAPCO, DUE                                                                      (A+B)=
DATE AND                                                           B           BALANCE
IMPUTED                        DISCOUNT ON                     DISCOUNT           OF
INTEREST RATE                   REMAINING       AMORTIZED         AT          OBLIGATION
OF NOTE                        OBLIGATION       DISCOUNT        9/30/03        @9/30/03
------------------------------------------------------------------------------------------
WI, due 2008, 21.9%           $ (3,146,579)   $  1,603,546   $ (1,543,033)   $  5,065,080

WLA, due 2008, 22.3%          $ (4,365,829)   $  2,318,945   $ (2,046,884)   $  5,550,562

WLA II, due 2009, 18.0%)      $   (699,097)   $    341,220   $   (357,877)   $  1,271,284

WP, due 2010 19.2%)           $ (7,861,123)   $  3,546,137   $ (4,314,986)   $ 13,879,028

WNY II, due 2010, 27.9%)      $ (2,001,756)   $    675,318   $ (1,326,438)   $  2,095,162

WNY III, due 2011, 16.6%)     $ (6,608,240)   $  2,092,413   $ (4,515,827)   $ 15,667,796

WLA III, due 2012, 8.7%)      $   (968,824)   $    124,508   $   (844,316)   $  5,464,129

WCOL, DUE 2013, 13.60%)       $ (2,234,795)   $    290,994   $ (1,943,801)   $ 12,679,904
                              ------------    ------------   ------------    ------------
TOTALS                        $(27,886,234)   $ 10,993,081   $(16,893,162)   $ 61,672,905
                              ============    ============   ============    ============

         Under the note agreements, no interest is paid by the Capcos in cash provided that the Certified Investors receive the uninterrupted use of the tax credits. The Certified Investors acknowledge that the Insurer is primarily responsible for the repayment of the original proceeds on the maturity dates.

NOTE 12 - SUBSEQUENT EVENTS:

         In October of 2003, Newtek sold 125,000 shares of common stock in a private transaction, with gross and net cash proceeds of approximately $477,000.

         Also in October of 2003, Newtek raised $6,800,000 of certified capital for another Capco fund, Wilshire Louisiana Partners IV, LLC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION:

         THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

         Revenues increased by approximately $9,525,000 to $26,429,000 for the three months ended September 30, 2003, from $16,904,000 for the three months ended September 30, 2002. Income from tax credits increased by approximately $7,181,000 to $22,067,000 for the three months ended September 30, 2003, from $14,886,000 for the three months ended September 30, 2002, due to Newtek meeting different investment thresholds mandated by the various state Capco statutes in the same three month period of 2003 versus 2002. Credit card processing revenue increased by approximately $1,360,000 to $1,880,000 for the three months ended September 30, 2003 from $520,000 for the three months ended September 30, 2002, due to the Company's increase in credit card processing customers, as well as the company's acquisition of Automated Merchant Services. Interest and dividend income increased by approximately $844,000 to $922,000 for the three months ended September 30, 2003, from $78,000 for the three months ended September 30, 2002. This increase was primarily due to the acquisition of Newtek Small Business Finance ("NSBF"). Other income decreased by approximately $109,000 to $1,142,000 for the three months ended September 30, 2003, from $1,251,000 for the three months ended September 30, 2002. This decrease is primarily due to the operating activities of consolidated partner companies other than credit card processing and NSBF as described above. Consulting fee income decreased $100,000 to $68,000 for the three months ended September 30, 2003 from $168,000 for the three months ended September 30, 2002. This decrease is a result of the increased focus on the credit card and small business lending activities. During the three months ended September 30, 2003, Newtek had a recovery of a previously written off investment of $350,000 which represents the cash Newtek received for the sale of its 33% interest in Transworld Business Brokers of Florida. The Company used the equity method of accounting for this investment, and recorded its share of the company's losses as "equity in net losses of affiliates". These losses totaled approximately $33,000 in 2001, $297,000 in 2002 and $20,000 in the first 9 months of 2003. Upon the completion of the sale and receipt of $350,000 in cash proceeds, Newtek recorded a recovery of its previously written-off investment.

         Interest expense increased by approximately $232,000 to $3,322,000 for the three months ended September 30, 2003 from $3,090,000 for the three months ended September 30, 2002. The increase was due primarily to the increased number of Capcos (Wilshire Colorado Partners and Wilshire Louisiana Partners III) in 2003, as well as the interest expense attributable to NSBF operations. Payroll and consulting fees decreased by $324,000 to $1,725,000 for the three months ended September 30, 2003 compared to $2,049,000 for the three months ended September 30, 2002. The decrease was due to the Company's efforts to reduce consulting fees. Credit card processing direct costs increased by $552,000 to $871,000 for the three months ended September 30, 2003 from $319,000 for the three months ended September 30, 2002. Credit card administrative costs increased by approximately $796,000 to $1,227,000 for the three months ended September 30, 2003 from $431,000 for the three months ended September 30, 2002. These increases are due to the significant increase in the number of credit card processing customers.

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

         Other than temporary decline in value of investments decreased by approximately $344,000 from $601,000 for the three months ended September 30, 2002 to $257,000 for the three months ended September 30, 2003, due to the Company's determination that fewer impairment charges were required in the current period. Newtek determined that there was an other than temporary decline in the value of two debt investments held by its Louisiana Capco of approximately $257,000 for the three month period ended September 30, 2003. The Company determined that the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

collateral for these two investments (which are believed to be in liquidation) would not be enough to satisfy its obligations.

         For the three month period ended September 30, 2002, the Company determined that there was approximately $100,000 of an other than temporary decline in the value of its investments for O.S. Johnson, LLC, $329,000 for DC Media, and an approximately $44,000 other than temporary decline in the value of its investments for Gino's Seafood. In addition, the Company determined an impairment existed for a non-Capco investment (included in prepaid expenses and other assets on the balance sheet), and recorded a charge of approximately $150,000. In 2002, the Company also recovered approximately $22,000 of cash on two of its investments written down in 2000. These items aggregate approximately $601,000 which is shown on the statement of income as other than temporary decline in value of investments.

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

         NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

         Revenues increased by approximately $25,725,000 to $54,068,000 for the nine months ended September 30, 2003, compared to $28,343,000 for the nine months ended September 30, 2002. Income from tax credits increased by approximately $18,783,000 to $43,927,000 for the nine months ended September 30, 2003, from $25,144,000 for the nine months ended September 30, 2002, due to Newtek meeting different investment thresholds mandated by the various state Capco statutes in the same nine month period of 2003 versus 2002. Credit card processing revenue increased by approximately $2,955,000 to $3,868,000 for the nine months ended September 30, 2003 from $913,000 for the nine months ended September 30, 2002, due to the Company's increase in credit card processing customers as well as two additional partner companies in the business. Interest and dividend income increased by approximately $2,322,000 to $3,005,000 for the nine months ended September 30, 2003, from $683,000 for the nine months ended September 30, 2002. This increase was primarily due to the activities of Newtek Small Business Finance ("NSBF"), which was acquired on December 31, 2002. Consulting fee income decreased by approximately $165,000 to $103,000 for the nine months ended September 30, 2003, from $268,000 for the nine months ended September 30, 2002. This decrease is a result of the increased focus on the credit card and small business lending activities. Other income increased by approximately $1,498,000 to $2,816,000 for the nine months ended September 30, 2003, from $1,318,000 for the nine months ended September 30, 2002. This increase is primarily due to the SBA loan servicing fee income and SBA loan application fees of $1,796,000 earned by Newtek Small Business Finance during the nine months ended September 30, 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION: (CONTINUED)


Professional fees increased by $322,000 to $2,749,000 for the nine months ended September 30, 2003 from $2,427,000 for the nine months ended September 30, 2002. The increase was due primarily to additional legal fees incurred, which is attributable to the increased size and number of Capcos in 2003 versus 2002, as well as due to the increase in numbers of partner companies. Other expenses increased by $1,387,000 to $2,898,000 for the nine months ended September 30, 2003 from $1,511,000 for the nine months ended was due primarily to expenses incurred by consolidated partner companies other than credit card processing and NSBF as described above.

         Other than temporary decline in value of investments increased by approximately $402,000 from $1,589,000 for the nine months ended September 30, 2002 to $1,991,000 for the nine months ended September 30, 2003, due to the Company's determination that a greater amount of its investment values were impaired in the first nine months of 2003 versus the same period of 2002. During the nine month period ended September 30, 2003, Newtek determined that there was an approximately $943,000 of an other than temporary decline in the value of its investments for Merchant Data Systems, Inc., ("MDS") $500,000 for 1-800 Gift Certificate, $271,000 for an equity investment in Direct Creations, LLC, $145,000 for O.S. Johnson, LLC, $112,000 for Gerace Auto Parts, and $20,000 for Transworld Business Brokers, LLC. These items aggregated approximately $1,991,000 which is shown on the statement of income as other than temporary decline in value of investments.

         The Company also has a debt investment in Direct Creations ("DC") which had produced a new infomercial for its only product the "Zen Oracle Training Putter". DC was counting on a high response rate from its April, 2003 media buys. The results from this airing of the infomercial were extremely disappointing and accordingly, the investment committee has serious doubts as to the market acceptability of the Zen Oracle and thus the viability of the company. The debt that is owed by DC to Newtek's capco subsidiaries is collateralized by the assets of DC (some inventory that would need to be "closed-out") and a personal guarantee from the CEO. The Company believes that the CEO has the financial capability to honor the guarantee and accordingly, the investment committee has determined that there has not been an other than temporary decline in the recorded value of its debt investment.

         1-800 Gift Certificate has not provided a 2002 annual audited financial statement. The audited financial statement was required to be delivered to Newtek as of April 1, 2003. This constitutes a technical default of covenants under the investment terms. 1-800's interim financial statements have indicated an additional weakening of the balance sheet (which reflects a negative equity position). The Company does not expect to recover this investment.

         In March, 2003, Wilshire Partners (Newtek's Florida Capco) filed a law suit in Florida state court claiming a default under the outstanding debt investment to MDS. MDS counter-sued Wilshire Partners, and Newtek's CEO, COO and CFO in April, 2003. Although the investment committee is confident that the balance owed is appropriate and due, it does not expect to recover this investment.

         For the nine month period ended September 30, 2002, Newtek determined that there was approximately $734,000 of an other than temporary decline in the value of its investments for Starphire Technologies, LLC, approximately $87,000 other than temporary decline in the value of its investment for Gino's Seafood, approximate $458,000 for Direct Creations, LLC, $100,000 for O.S. Johnson, LLC and an approximate $77,000 other than temporary decline in the value of its investments for Embosser's Sales and Service. In addition, Newtek determined an impairment existed for a non-Capco investment (included in prepaid expenses and other assets on the balance sheet), and recorded a charge of approximately $162,000. In 2002, Newtek also recovered approximately $29,000 of cash on two of its investments written down in 2000. These items aggregate approximately $1,589,000 which is shown on the statement of income as other than temporary decline in value of investments.

         For the nine month period ended September 30, 2003, equity in net losses of affiliates decreased by

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED):

      approximately $794,000 to zero from $794,000 for the nine month period ended September 30, 2002. This decrease is due to additional equity investments in 2002 compared to 2003, as well as additional losses incurred by the equity investment companies in the nine month period ended September 30, 2002 as compared to the nine month period ended September 30, 2003.

         At September 30, 2003, Newtek had nineteen majority-owned partner companies, all of which were as a result of investments through the capco programs. For the nine months ended September 30, 2003, these companies represented approximately $2,813,000 in losses that are consolidated in Newtek's results (net of inter-company eliminations of $1,092,000 in revenues and $1,111,000 in expenses). For the nine months ended September 30, 2003, revenues from consolidating partner companies, net of inter-company eliminations, amounted to $9,344,000 and were generated from the following sources: SBA lending ($4,644,000), credit card processing ($3,868,000), consulting ($463,000), outsourced bookkeeping ($162,000), and other ($207,000). For the nine months ended September 30, 2003, expenses incurred by consolidating partner companies, net of inter-company eliminations, amounted to $12,157,000 and were incurred by the following sources: SBA lending ($4,733,000), credit card processing ($4,646,000), consulting ($1,773,000), outsourced bookkeeping ($656,000), and other ($349,000). For the nine months ended September 30, 2002, these companies represented approximately $2,176,000 in losses that are consolidated in Newtek's results (net of inter-company eliminations of $634,000 in revenues and $581,000 in expenses). For the nine months ended September 30, 2002, revenues from consolidating partner companies, net of inter-company eliminations, amounted to $1,823,000 and were generated from the following sources: credit card processing ($913,000), consulting ($212,000), outsourced bookkeeping ($171,000), and other ($527,000). For the nine months ended September 30, 2002, expenses incurred by consolidating partner companies, net of inter-company eliminations, amounted to $3,999,000 and were incurred by the following sources: credit card processing ($1,863,000), consulting ($1,188,000), outsourced bookkeeping ($404,000), and other ($544,000).

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

LIQUIDITY AND CAPITAL RESOURCES

         Newtek has funded its operations primarily through the issuance of notes to Certified Investors through the Capco program. To date, Newtek has received approximately $166,700,000 in proceeds from the issuance of long-term debt, Capco warrants and the Company's common stock through the Capco programs. The Company's principal capital requirements have been to fund the extinguishment of the principal amount of notes issued to the Certified Investors, the acquisition of Capco insurance policies, the acquisition of partner companies interests, funding of other investments, and working capital needs resulting from increased operating and business development activities of its Partner Companies.

         Net cash used in operating activities for the nine months ended September 30, 2003 of approximately $3,873,000 resulted primarily from net income of approximately $14,040,000, increased by the non-cash interest expense of approximately $8,642,000. It was also affected by the approximately $1,991,000 in other than temporary decline in value of investments, approximately $1,912,000 in minority interest, the approximately $43,927,000 in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED):


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

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10 Q/A contains forward-looking statements. Additional written or oral forward-looking statements may be made by Newtek from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "seek," and "intend" and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

         Newtek does not undertake, and specifically disclaims, any obligation to publicly release the results of revisions which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after such statements.

                           PART II - OTHER INFORMATION


ITEM 5   OTHER INFORMATION


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


                                  NEWTEK BUSINESS SERVICES, INC.


Date:  February 11, 2004          /s/ Barry Sloane
                                  ----------------------------------------------
                                  Barry Sloane
                                  Chairman of the Board, Chief Executive Officer
                                  and Secretary