Form 10-K
period 2003-12-31
NEWTEK BUSINESS SERVICES INC
filed 2004-03-30
CIK 1094019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to

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

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.02 per share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold on June 30, 2003, was approximately $62,000,000.

As of March 19, 2004 there were 26,517,725 shares issued and outstanding of the registrant’s Common Stock, par value $0.02 per share.

NEWTEK BUSINESS SERVICES, INC.

ii

PART I

Item 1. BUSINESS

Overview

Newtek Business Services, Inc. is a holding company for several wholly- and majority-owned operating subsidiaries and certified capital companies, which we refer to as capcos, which provide a variety of complementary financial products and business services to small and medium-sized businesses. A chart describing our business is presented on page 4. We currently operate in three principal lines of business and we expect to begin operating in three additional complementary lines of business later in 2004. These six lines of business are as follows:

•	Certified capital companies. Historically, we have financed our operations and derived most of our revenue and income from state-sponsored capco programs and other related investments and operations. We have used capco funds to finance or acquire three of our five other operating businesses. A capco is a company we create pursuant to a state sponsored program, which is designed to encourage investment in small and new businesses in the state and to create economic activity and jobs in a designated geographic area. As an inducement to participation in the capco programs, each state provides a capco with tax credits to issue to its investors, which must be insurance companies. The tax credits are designed to be used to reduce the payment of taxes by the holder of those credits in the sponsoring state. The capco is then obligated to invest the funds raised pursuant to statutory requirements relating to such matters as size of the business, location, number of employees, etc. In the event that the capco does not comply with the performance requirements of the capco program, which are different in each state, the tax credits are subject to forfeiture. To date, the primary source of cash for Newtek itself has been the statutorily fixed, annual management fees of 2.5% of each capco’s initial capital. The revenue to Newtek resulting from the capco tax credits is non-cash and is used exclusively to satisfy obligations of the capcos to deliver tax credits to their investors. Until our capcos have completed their business cycles and invested all of their funds, and we are able to distribute cash earnings of our capco businesses to the holding company, we must rely on the capco management fees and future earnings of non-capco investments, if any, as the sources of cash to meet our expenses.

•	Small business loans through participation in the SBA program. Through one of our operating subsidiaries, Newtek Small Business Finance, Inc., or NSBF, we make small business loans guaranteed by the U.S. Small Business Administration, or SBA. Our business clients use the loan proceeds to acquire commercial real estate, machinery, equipment and inventory, to refinance debt, to fund franchises, to acquire businesses and for working capital. NSBF is one of 14 companies licensed to provide SBA loans nationwide under the federal section 7(a) loan program for small businesses and the related section 504 business real estate loan program. John Cox, who spent 30 years at the SBA and was previously Associate Administrator for Financial Assistance, the senior official in charge of SBA lending, is Chairman and CEO of NSBF.

•	Payment processing solutions. Newtek Merchant Solutions offers credit card, debit card and gift card processing services and check approval services to approximately 5,000 small and medium-sized businesses through its four payment processing companies and its full service processing center in Wisconsin. In addition, Newtek Merchant Solutions provides these services to local and regional banks in Wisconsin, New York, Louisiana and Colorado that do not offer their own payment processing services so that these banks may offer these services to their merchant clients through Newtek.

•	Three new or reorganized lines of business which are expected to be fully operational during 2004:

•	small business financial and management reporting and planning systems conducted by Newtek Financial Information Services,

•	small business tax services conducted by Newtek Tax Services, LLC, and

•	small business insurance, including property, casualty and life insurance to be provided through Newtek Insurance Agency, LLC.

Business Strategy

Key elements of our strategy to grow our business are:

•	Aggressively refocus our business model to serve the small and medium-sized business market. Over the last three years, we have refined our business model to focus primarily on developing and marketing products and services aimed at small and medium-sized businesses like those which we initially funded through our participation in capco programs. As our service offering grows and diversifies, we intend to continue to reduce our dependence on the capco programs as both a source of funding and correspondingly a source of revenue.

•	Further develop national recognition of the “Newtek” brand through marketing alliances. We have formed key marketing alliances with national business organizations such as Merrill Lynch and Cendant Corporation, business and trade organizations such as the Credit Union National Association and the Community Bankers of Wisconsin, and affinity organizations such as Revelation Corporation of America, Navy Federal Credit Union and the semi-public Veterans’ Corporation of America. These strategic partners, through their customers, members and participants, generate small business lending and payment processing business for us and build awareness of our brand name.

•	Cross-sell additional products and services to small- and medium-sized businesses. Our web based, proprietary “Referral System” is a custom designed customer relations management tool which allows us to utilize our alliance partners’ client base efficiently and cost effectively and assures our alliance partners full transaction transparency with the highest level of customer service.

•	Continue to develop our state-of-the-art technology to process business applications and financial transactions. Our applications processing technology allows us to process new business utilizing a web based system and a centralized processing point. Our trained representatives use these web-based applications as a tool to acquire and process data, eliminating the need for face to face contact and the requirement that a customer complete multiple paper forms. This approach is customer friendly, allows us to process applications very efficiently and allows us to store client information for further processing and future cross-selling efforts.

•	Opportunistically acquire companies or assets to provide complementary products and services. By strategically acquiring companies or assets in our primary product and service markets, we can expand our customer base and create cross-selling opportunities for our growing suite of complementary goods and services.

•	Continue to access the capco market as capco opportunities arise. We believe there is continued opportunity to use the capco programs as a funding source to facilitate the growth of our businesses.

Financial Highlights

During our year ended December 31, 2003:

•	the operation of the capcos resulted in non-cash revenues related to the capco tax credits of approximately $44.9 million, or 74% of total revenue. During 2002, the operation of the capcos resulted in non-cash revenues related to the capco tax credits of approximately $30.6 million, or 88% of total revenue.

•	Newtek Small Business Finance and Newtek Merchant Solutions generated aggregate revenues of approximately $13.7 million, or 23% of total revenue. During 2002, these business lines generated aggregate revenues of approximately $1.6 million, or 4.6% of total revenue.

We have experienced significant growth since 2000. The following highlights illustrate our growth in revenues and net income over the three year period.

•	For the year ended December 31, 2000, our total revenue was $8.7 million, compared to total revenues of $60.5 million for the year ended December 31, 2003, an increase of approximately 595%.

•	For the year ended December 31, 2000, we incurred a loss of $3.4 million, compared to net income of $9.6 million for the year ended December 31, 2003.

Over the three years ended December 31, 2003, we have invested in, operated and discontinued a number of small business ventures which were not producing acceptable results. Four of our business ventures, Newtek Business Exchange, Newtek IT Services, Newtek Strategies and Newtek Securities, continue to operate at modest levels with limited product offerings. Due to limitations on management talent and/or low levels of business activity, these ventures are not expected to produce any material revenue or profitability in the near future. These companies accounted for $783,000 in revenue and $1,496,000 in losses in 2003.

During 2003, our capcos invested an aggregate of $10.7 million. We determined that investments totaling $2.0 million had incurred an “other than temporary” impairment in value for the year ended December 31, 2003. Since beginning business in 1998, our capcos have invested an aggregate of $74.3 million, against which $5.3 million has been determined to be impaired. During 2003 we made no equity method investments and experienced no losses from previous equity method investments.

The following chart describes the role of capcos in our business and the major sources of our revenue and income:

NEWTEK REVENUE GENERATION

(1)	We have invested $3.9 million in seed capital for 11 capcos through January 2004.
(2)	Our capcos (in conjunction with our capco insurer) have raised approximately $185 million from insurance company investors through January 2004.
(3)	$74.3 million invested in businesses through December 31, 2003.
(4)	$53.2 million actually invested in such companies through December 31, 2003.
(5)	A smaller portion of investments are venture capital-type or passive investments, both debt and equity.
(6)	Our non-capco revenue increased by over four times from 2002 to 2003 and increased from 8% to 24% of total revenue.

Certified Capital Companies

Overview. A capco is either a corporation or a limited liability company established in and chartered by one of the nine jurisdictions currently with authorizing legislation: Alabama, District of Columbia, Florida, Louisiana, Missouri, Colorado, New York, Texas and Wisconsin. Aside from seed capital provided by an organizer such as Newtek, a capco will issue debt and equity instruments exclusively to insurance companies, and the capcos then are authorized under the respective state statutes to make targeted equity or debt investments in companies, which in most cases may be majority-owned or primarily controlled by the capcos after the investments are consummated. In conjunction with the capcos investment in these companies, the capcos may also provide loans to the companies. In most cases, the tax credits provided by the states are equal to the amount of investment by the insurance companies in the securities of the capcos, which can be utilized by them over no less than ten years, or approximately 10% per year. These credits are unaffected by the returns or lack of returns on investments made by the capcos.

The Role of Capcos in Our Business Strategy. We have determined that the features of the capco programs facilitate our use of the capco funds in the support of our development as a holding company for a network of small business service providers. While observing all requirements of the capco programs and, in particular, financing qualified businesses meeting applicable state requirements, we have simultaneously been able to use this funding source as a means to facilitate the growth of our businesses, which are strategically focused on providing goods and services to small businesses such as those in which our capcos invest.

During 2002, we raised approximately $30 million through the issuance of capco notes and our common stock, and during 2003 we established one new capco or capco fund — Wilshire Louisiana Partners IV, LLC, which raised approximately $6.9 million in October through the issuance of capco notes and our common stock.

The authorizing statutes in each of the states in which our capcos operate explicitly allow and encourage the capcos to take equity interests, which in most cases may include majority or controlling interests, in companies. Consequently, we may, consistent with our business objectives, acquire equity interests in companies through the use of the funds in the capcos and provide management and other services to these companies. The investments by the capcos create jobs and foster economic development consistent with the objectives of the programs as stated in most capco statutes. Furthermore, because our capcos have arranged for the repayment of a portion of the capco notes by The National Union Fire Insurance Company of Pittsburgh or The American International Specialty Lines Insurance Company, both affiliates of The American International Group, Inc., and a portion of the capco notes is “paid” through the delivery of tax credits, our capcos are under no pressure to generate short-term profits and may invest for long-term profitability. Some of our current majority-owned companies are less than four years old, and all but one produced a loss for 2003; Newtek Small Business Finance generated approximately $751,000 in pre-tax income for 2003. Due to the nature of the capco programs, we are able to accept the higher level of losses common to start up companies because we have the ability to devote the time, attention and resources to these companies which they require to become successful.

Because we use insurance to protect the principal of funds loaned to our capcos by insurance companies and in light of the cost of such insurance, in all of the capcos we have organized, after payment of the organizational costs and the capco insurance premium, the remaining cash is equal to approximately 50% of the amount initially raised. An important feature of all capco programs is that a minimum of 50% of the initial investment in the capcos must be placed in qualified business investments within a specified time, usually five years. As each capco receives repayment of debt plus interest, as well as receives return of and on equity investments, it is able to reinvest the funds in other qualified businesses, which may be its affiliated companies or others. It is through this “investment-return-and- reinvestment” process that our capcos are able to meet the minimum investment requirements of the capco programs. In 2001 our capcos received total repayments or returns of approximately $12.1 million, in 2002 they received approximately $14.0 million and in 2003 they received approximately $6.3 million. These funds supplemented the funds available for meeting minimum investment requirements. At December 31, 2003, 7 of our 10 operating capcos had met their respective minimum investment requirements. An eleventh capco was funded and began operations in January 2004 and is at the beginning of its business model, with the entire amount of its certified capital yet to be invested. On a cumulative basis through February 2004, our capcos have received insurance company funds of approximately $184.6 million. As of December 31, 2003, we are in full compliance with all of our capco funding requirements but have yet to invest approximately $10.0 million in order to satisfy all minimum investment requirements.

The recognition of revenue by our capcos represents our largest single source of revenue, equal to approximately 74% of our gross revenue in 2003, 88% in 2002 and 90.0% in 2001. This revenue was the principal source of our net income in 2003, 2002 and 2001.

We and our capcos do not generate any revenue for goods or services from the companies in which we invest. The companies in which the capcos invest do provide services, and to a much lesser degree goods, to each other. However, the effect of such inter-company revenues and expenses are eliminated in consolidation of the financial results. We rely on the annual management fees of 2.5% of certified (initial) capital, as fixed by the capco statutes, as our principal source of cash to cover our operating expenses. This covers all supportive services generally provided by us, however, this fee is paid out of capco cash on hand and is not set aside or reserved for payment out of the funds received by the capcos.

We believe that we have built upon the resources of the capco programs to enhance the development of small business strategies in a manner which is more likely to be effective than if we had simply invested or loaned capco funds to an entrepreneur. Passive investment may have worked often enough in the business climate of the 1990’s, but businesses today, particularly small businesses, require much more than funds to succeed. In order to make the capco investments successful, and thus to fulfill the public policy objectives of the capco programs, we have enhanced the capco funding mechanism by actively adding management resources, technical, operational and professional expertise and non-capco funds. The services range from advice and assistance with strategic relationships to direct and daily involvement in policy making and management. This has included, for example, the development of the zero-cost “NEWTEK” branding for each of the operating companies, as well as the significant assistance that we provided to Newtek Small Business Finance in the negotiation of an extension of a $75 million credit line, which included a $3 million debt forgiveness and conversion of $1.5 million into preferred stock of the company. This was followed by the subsequent sale in January 2003 of $2 million in preferred stock to a unit of Credit Suisse First Boston Corporation in conjunction with a referral agreement for lending business.

Tax Credits. In return for the capcos making investments in the targeted companies, the states provide tax credits, generally equal to funds invested in the capco by the insurance companies, that are available for use by insurance companies that provide the funds to the capcos. In order to maintain its status as a capco and to avoid recapture or forfeiture of the tax credits, each capco must meet a number of specific investment requirements, including a minimum investment schedule. The occurrence of a final loss of capco status (i.e., decertification as a capco) could result in loss or possible recapture of the tax credit. To protect against such losses, our capcos have agreed with their funding insurance companies to provide, in the event of decertification, payments by the capco or, as described below, by the capco insurer to the insurance companies in the nature of compensatory payments to replace the lost tax credits.

Investment Requirements. Each of the state capco programs has a requirement that a capco, in order to maintain its certified status, must meet certain investment requirements, both qualitative and quantitative.

Quantitative Requirements: These include minimum investment amounts and time periods for investment of “certified capital” (the amount of the original funding of the capco by the insurance companies). For example in the state of New York, a capco must invest at least 25% of its certified capital by 24 months from the initial investment date, 40% by 36 months and 50% by 48 months. The minimum investment requirements and time periods, along with the related tax credit recapture requirements are set out in detail below. See, also, Management’s Discussion and Analysis -Income from Tax Credits and Note 1 of Notes to Consolidated Financial Statements - Revenue Recognition. The minimum requirements are calculated on a cumulative basis and allow the capcos to receive a return of an investment and re-invest the funds for full additional credit towards the minimum requirements.

Qualitative Requirements: These include limitations on the initial size of the recipients of the capco funds, including the number of their employees, the location within the respective state of the recipients and the recipients’ commitment to remain therein for a specified period of time, the types of business conducted by the recipients, and the terms of the investments in the recipients. Most significant for our business is the fact that the capco programs generally do not pose any obstacle to investments in qualified businesses which result in significant, majority or, in some cases, controlling ownership positions. This enables us to achieve both public policy objectives of the capco programs, of increasing the number of small businesses and job opportunities in the state, as well as our own objectives of developing a number of small business service companies which may become profitable and return a meaningful return both to our shareholders and to the local participants in the businesses. In addition, because the businesses that we are building provide needed, and in management’s judgment, cost effective goods and services to other small businesses, the growth of this important segment of a state’s economy may be accelerated.

Enforcement of Requirements: The various states, which administer these programs through their insurance, banking or commerce departments, conduct periodic reviews and on site examinations of the capcos in order to verify that the capcos have met applicable investment requirements and are otherwise acting in conformance with the statutes and rules. Capcos are required to maintain detailed records so as to demonstrate to state examiners compliance with all applicable requirements. A failure of a capco to meet one of the statutory minimum quantitative investment benchmarks within the time specified would constitute grounds for the loss of the capco’s status, or its decertification, and the loss and recapture of some or all of the tax credits previously passed through the capco to its investors. A decertification of one of our capcos would have a material adverse effect on our business in that it would require the capco insurer to make compensatory payments equal to the lost tax credits and would permit the insurer to assume control over the assets of the capco in order to cover its losses. Compliance with these requirements is reflected in contractual provisions of the agreements between each capco and its investors. The capcos covenant to their investors to use the funds only for investments as permitted by the capco laws or for related expenses and to refrain from taking any action which would cause the capco to fail to continue in good standing.

Compliance: As of the end of 2003, all of our capcos were in compliance with all applicable requirements and 7 of the 10 operational capcos (a 11th was formed in January 2004) had met their final, minimum 50% investment thresholds. This eliminates any material risk of decertification and tax credit recapture or loss for its insurance company investors in these capcos. This represents approximately $121.2 million of tax credits, or about 77% of the tax credits associated with all of our capcos. See: “Investment Requirements and Capco Cash.”

Insurance. The capco notes require, as a condition precedent to the funding of the notes, that insurance be purchased to cover the risks associated with the operation of its capcos. This insurance is purchased from American International Specialty Lines Insurance Company and National Union Fire Insurance Company of Pittsburgh, both subsidiaries of American International Group, Inc., an international insurer. In order to comply with this condition to the funding, the closing on the capco notes are structured as follows: (1) the investors wire the cash proceeds from the notes issuance directly into an escrow account (2) the escrow agent, pursuant to the requirements under the notes and escrow agreement, automatically and simultaneously funds the purchase of the capco insurance from the proceeds received. We are not entitled to the use and benefit of the net proceeds received until the escrow agent has completed the purchase of the insurance. AIG and its subsidiaries noted above are AAA credit rated. Under the terms of this insurance, which is for the benefit of the investors, the capco insurer incurs the primary obligation to repay the investors a substantial portion of the debt as well as to make compensatory payments in the event of a loss of the availability of the related tax credits. In the event of either a threat of or a final decertification by a state, the capco insurer would be authorized to assume partial or complete control of the business of the particular capco so as to ensure compliance with investment or other requirements. This would likely avoid final decertification and the necessity of insurance or cash payments in lieu of forfeited or recaptured tax credits. However, control by the capco insurer would also result in significant disruption of the particular capco’s business and likely result in significant financial loss to that capco. Decertification would also likely impair our ability to obtain certification for capcos in additional states as new legislation makes other opportunities available. The capcos are individually insured, and the assets of one are not at risk for the obligations of the others. AIG itself has not agreed to guarantee the obligations of its subsidiary insurers.

Investment Requirements and Capco Cash. In order to address the risk of decertification, which may generally be eliminated by meeting a 50% of capital investment threshold, we have structured our capco investment program, consistent with safe and sound operations, so as to meet the investment benchmarks as early as possible. The table below presents the cash positions of each of our capcos at organization, consisting of:

•	initial cash receipts from insurance companies (certified capital),

•	plus other cash proceeds, consisting of:

•	initial seed money provided by us: $3.9 million (through January 2004); and

•	premiums paid by investing insurance companies in excess of the face amount of the capco notes to adjust the instruments to the then current market values: $17.0 million;

•	plus amounts financed for the payment of insurance premiums; and

•	less payments for capco insurance policies.

In addition, our capcos have the ability to borrow additional funds, that is, to increase the amount of their uncertified capital, but we have no need for or anticipation of utilizing this capacity. Also, the capcos could sell investments or raise additional equity capital if needed. Such an increase in non-certified capital by a capco would have no effect on tax credit income or investment benchmarks for the capco. The additional funds could, however, be invested in qualified investments and speed the achievement of the benchmarks.

The result as shown on the following chart, in the column “Net Cash Available to Invest,” demonstrates, that in all cases except four, the amount of cash available for investment by the capcos exceeded by minimal amounts the minimum 50% investment benchmarks. The final column demonstrates the aggregate of investments by each of the capcos and indicates the amount of minimum investment remaining to be made as of December 31, 2003. At that date seven of the capcos had exceed the 50% minimum investment requirement. The three other capcos had a total of approximately $10 million of remaining minimum investment yet to be satisfied.

CASH AVAILABLE TO EACH CAPCO AT ORGANIZATION and

REMAINING MINIMUM REQUIRED INVESTMENT

Capco Name & Year of Organization	Certified Capital	Other Cash Proceeds (1)	Other Capco Debt	Premium Coverage A	Premium Coverage B	Net Cash Available to Invest	50% Minimum Investment	Minimum Remaining at 12/31/03
1998
WA (2)	$2,673,797	$500,000	—	$1,647,905	$157,694	$1,368,198	$1,336,899	None

1999
WP (2)	37,384,028	2,446,773	—	23,127,927	3,998,948	12,703,926	18,692,011	None
WLA (2)(3)	16,400,000	2,051,020	2,000,000	9,175,844	2,193,741	9,081,435	8,200,000	None
WI (2)	16,666,667	1,479,236	2,000,000	9,086,227	2,352,786	8,706,890	8,333,334	None

2000
WNYII (2)	6,807,866	1,380,000	1,500,000	5,019,803	504,745	4,163,318	3,403,933	None
WA (2)	1,136,364	115,266	—	661,432	160,068	430,130	568,182	None
WLPII (2)(3)	3,050,000	1,248,274	300,000	2,456,565	319,958	1,821,751	1,525,000	None
WNYIII (2)	35,160,202	9,893,394	5,200,000	29,052,790	4,137,438	17,063,368	17,580,101	None

2002
WCOL	22,057,767	1,236,733	2,000,000	11,654,021	3,604,978	10,035,501	11,028,884	5,576,259
WLPIII	8,000,000	—	1,000,000	2,859,644	1,089,134	5,051,222	4,000,000	1,000,000

2003
WLP IV	6,800,000	95,200	1,000,000	2,533,722	1,093,216	4,268,262	3,400,000	3,400,000

(1)	We have invested a minimum of $500,000 in cash in seven of eleven operational capcos; in the four capco and capco funds in Louisiana we invested $260,000 because the second, third and fourth capcos (investment pools) have been structured as permitted by the unique provisions of that state’s statute be able to utilize the capital of the first Louisiana capco to meet the initial capital requirements. “Other Cash Proceeds” consist of this initial funding by us of $3,400,000, out of cash on hand, plus in some cases a market rate adjustment paid in cash by the certified investors to conform the imputed return on the capco notes to then current market rates.
(2)	At December 31, 2003 these seven capcos have met their minimum investment benchmark of 50% of Certified Capital and, therefore, all related tax credits are beyond recapture or forfeiture. Stated another way, $121 million in tax credits, or approximately 77% of the total of all capcos, are irrevocably beyond recapture or forfeiture. In all cases, the minimum investment benchmarks were met 12 months or more in advance of the statutory minimum investment benchmark dates.
(3)	Tax credits allocated in these three Louisiana programs were calculated at 110% of certified capital. The numbers presented, however, are the amounts of the Certified Capital (cash) actually received by the capco at funding.

Exponential of New York, LLC, or Exponential, LLC, is structured differently than our other capcos and is not covered by capco insurance as are our other capcos. We do not own this capco. We acquired 100% of an entity that has a less than 20% ownership in Exponential, LLC and, as such, we use the cost method of accounting for this investment; the balance of the equity of this capco is owned by Utica Insurance Company.

Exponential, LLC did not purchase any insurance with respect to its obligations. Instead, it purchased and pledged discounted United States Treasury obligations that will increase in value over ten years to equal the amount of principal owed to Utica Insurance Company in repayment of Exponential, LLC’s initial funding. At December 31, 2003, 2002 and 2001, respectively, Exponential had total assets of $9,563,630, $9,700,361 and $7,522,911, and at the same dates it held $3,083,176, $2,897,394 and $2,722,811 in Treasury obligations.

Principal Operating Businesses

The structures through which we own and manage our operating, or non-capco, lines of business can be divided broadly into two categories: (1) those which are majority-owned and (2) those which we either primarily control through lesser equity positions or contractual rights or in which we have a passive or venture-type investment. At December 31, 2003, we had sixteen majority-owned companies through which we conduct our principal business activities, all of which were as a result of investments through the capco programs. All of these businesses were initially financed primarily by capco funding and are located and operated by business professionals located in the respective states.

Majority-Owned Companies

Small Business Lending

We acquired Newtek Small Business Finance, Inc., or NSBF, on December 31, 2002 through a combination of capco funding and cash and non-cash resources that we provided. NSBF specializes in making small business loans guaranteed by the SBA for the purpose of acquiring commercial real estate, machinery, equipment and inventory and to refinance debt, fund franchises, working capital and business acquisitions. This lending is both direct and through various financing partners. NSBF is one of 14 companies licensed to provide loans nationwide under the federal section 7(a) loan program for small businesses and the related section 504 business real estate loan program. Historically, these two federal programs account for approximately $10 billion and $3 billion of loans each year.

Prior to our acquisition and recapitalization of NSBF, this small business lender had been poorly managed and plagued by bad loans. When we purchased NSBF, it had a negative stockholders equity. Over the course of the previous year, we and the new NSBF management team had carefully reviewed the problems and prepared a detailed plan for the operations of the company post-closing. In addition to new management and the capital infused by the capco investment, we were able to negotiate a renewal and extension of a critical $75 million warehouse lending line of credit from Deutsche Bank in conjunction with a conversion of a portion of the outstanding debt for equity. Immediately following the purchase, we arranged for an additional $2 million investment in NSBF by an affiliate of Credit Suisse First Boston.

During 2003, NSBF focused on its integration into Newtek and developing a technologically advanced loan application and processing program along with Harvest Strategies, LLC (d/b/a Newtek Strategies), another of our affiliated companies. These program tools guide business owners step-by-step through the loan application process and enable them to be pre-qualified for a small business loan by completing an on-line application. These program tools are distinguishable from competitive products due to their ability to be private-labeled and utilized on the websites of third parties. NSBF’s private label online application system is a strong marketing tool, providing advantages in executing the strategy of penetrating the customer bases of our marketing alliance partners. These marketing alliances with strategic partners are an essential part of our business strategy to open up broad groups of small- and medium-sized businesses to our principal operating businesses. We have these arrangements with national business organizations such as Merrill Lynch and Cendant Corporation, business and trade organizations such as the Credit Union National Association and the Community Bankers of Wisconsin, and affinity organizations such as Revelation Corporation of America, Navy Federal Credit Union and the semi-public Veterans’ Corporation of America.

Also during 2003, NSBF developed an expanded management team with significant experience in the small business lending market. John Cox, NSBF’s Chairman and CEO, was previously Associate Administrator for Financial Assistance at the SBA. In this capacity, Mr. Cox was the senior management official in charge of all SBA business lending. Mr. Cox had a 30-year career with the SBA. Michael Dowd, NSBF’s Chief Operating Officer, worked for the SBA for 25 years and was National Director for Loan Programs where he was responsible for formulation of all policies and procedures governing the implementation of the 7(a) and 504 loan programs, including all loan making, loan servicing, loan monitoring and review functions. During 2003, NSBF hired Peter Downs as NSBF’s President. Mr. Downs spent 16 years in various small business lending roles within the banking industry, most recently as National Director of SBA lending for Citibank, coordinating SBA underwriting and sales for Citibank nationwide.

At December 31, 2003, NSBF had funded 47 loans for a total of $25.1 million, and was servicing a portfolio of loans for others totaling $123.8 million. NSBF was the only one of our majority controlled companies which showed pre-tax income for 2003, which was approximately $751,000.

Electronic Payment Processing

We conduct our electronic payment processing business nationwide through five majority-owned companies which offer credit card, debit card and gift card processing services and check approval services to approximately 5,000 small businesses. These five subsidiaries are described below.

Universal Processing Services - Wisconsin, LLC, d/b/a Newtek Merchant Solutions of Wisconsin, or UPS-WI, provides credit card, debit card, gift card processing and check approval services directly to merchants. UPS-WI obtains the majority of its merchant customers through agreements with independent sales organizations, including our affiliates below, and other associations throughout the country which then contract with UPS-WI to provide processing services. UPS-WI pays these organizations and associations a percentage of the processing revenue derived from their respective merchants. UPS-WI assists merchants with their initial installation of equipment and initial and on-going service and any other special processing needs that they may have. On a wholesale basis, UPS-WI acts as a processor for merchants that are brought to it through our affiliated companies and other third-party marketing organizations. UPS-WI had contracts with 100 independent sales consultants as of December 31, 2003, and has grown its customer base significantly during 2002 and 2003.

UPS-WI is currently adding approximately 225 electronic payment processing customers per month and has reached a customer base of approximately 2,500 as of December 31, 2003. Because of the growth experienced in 2003, UPS-WI had positive cash flow and earnings for the last quarter of 2003.

The following three subsidiaries operate under the name “Newtek Merchant Solutions”:

•	Universal Processing Services, LLC, d/b/a Newtek Merchant Solutions of New York was organized in March 2001 and is based in New York City.

•	Universal Processing Services - Louisiana, LLC, d/b/a Newtek Merchant Solutions of Louisiana, was organized in March 2001 and based in New Orleans.

•	Universal Processing Services - Colorado, LLC, d/b/a Newtek Merchant Solutions of Colorado, was organized in December 2002 and is based in Evergreen, Colorado.

Each of these affiliates markets credit and debit card processing services, check approval services and ancillary processing equipment and software to merchants who accept credit cards, debit cards, checks and other non-cash forms of payment. In addition to marketing these services to local markets, each company is currently establishing relationships with local and regional banks that do not offer their own merchant processing in order to enable them to offer these services to their clients through Newtek Merchant Solutions. Each contracts for the actual processing services provided to its merchants and customers through an agreement with UPS-WI. Each of these Newtek Merchant Solutions companies has steadily increased the number of customers and has experienced a continued increase in its receipt of monthly residual payments.

Since inception, UPS-NY, UPS-LA and UPS-CO have all experienced operating losses in each year of operations. These losses have been primarily attributable to general corporate overhead and compensation and commissions paid, which together have been greater than the revenues generated on an annual basis. Based upon the continued growth of the customer bases of these companies, we expect all will turn profitable due to increases in monthly residual payments in the near future.

Automated Merchant Services, Inc., or AMS, based in Coral Springs, Florida, was acquired by our Florida capco and us in August 2003 for a combination of cash and stock. As do our other four electronic payment processing subsidiaries, AMS provides electronic payment services, hardware and software to approximately 2,500 businesses and government agencies through ten sales representatives covering the Florida marketplace. During 2003, AMS added 60-70 new clients every month. We plan on assisting AMS to grow beyond the Florida market and to expand its product base to include all of the products and services that our existing processor, UPS-WI, offers. Over time, we expect that AMS will be re-branded as a part of “Newtek Merchant Solutions” and marketed in conjunction with our other business services and financial products.

Financial Information Systems

We have three majority-owned companies which are engaged in the design and implementation of financial and management reporting systems and providing outsourced financial management functions:

Group Management Technologies, LLC, d/b/a Newtek Financial Information Systems of Florida, or GMT, is based in Florida and provides administrative and technological support for small businesses by designing and implementing specialized financial and management reporting systems and by providing outsourced financial management functions that reduce costs and management requirements for its clientele. GMT targets the market segment of businesses that are too small to afford a full time financial executive but have grown to the point where managerial and financial controls must be introduced in order to effectively grow the business. GMT’s specialists work closely with management to create budgets and forecasts that serve as planning tools as well as performance evaluation and control benchmarks.

Since inception in November 1999, GMT has experienced operating losses in each year of operations due to historically low revenue in relation to its expenses. While GMT has been unable to build a client base beyond the Newtek affiliated companies, we believe that our financial information system offerings are well designed and technologically advanced and will, with proper management and marketing, be able to contribute both revenue and profit to us in the future.

Group Management Technologies of Louisiana, LLC, d/b/a Newtek Financial Information Systems of Louisiana, or GMT-LA, was organized in December 2002 and is based in Louisiana. GMT-LA is engaged in the same line of business as is GMT. We anticipate that in the future GMT-LA will contract with GMT for some of the services that are supplied to its clients. Since inception, GMT-LA has experienced losses, and accordingly we are restructuring both its business plan and management team.

Global Business Advisors of Wisconsin, LLC, d/b/a Newtek Capital Advisers of Wisconsin, or GMT-WI, was organized in December 2003 and is based in Wisconsin. GMT-WI is engaged in the same line of business as is GMT. We anticipate that in the future GMT-WI will contract with GMT and other affiliated entities for some of the services that are supplied to its clients.

Small Business Tax Services

Newtek Tax, LLC was formed in 2003 to provide tax filing, preparation and advisory services to small and medium sized businesses. Newtek Tax provides comprehensive tax services that are customized to fit the unique needs of each client. With specialists available in many different areas of tax-related expertise, we believe that Newtek Tax offers a significant depth of resources. Newtek Tax has licensed what it believes to be state-of-the-art software to prepare returns. Because Newtek Tax was formed during the latter portion of 2003, it did not provide any material financial results for the year ended December 31, 2003. Newtek Tax intends to market its products to customers of all our affiliated companies utilizing the Newtek Referral System.

Small Business Insurance Products and Services

The Newtek Insurance Agency, LLC was established in Washington, D.C., in 2003 by us without using capco funds. Our plans are for Newtek Insurance Agency to serve as a retail agency and to market its products to customers of all our affiliated companies. When it begins operations, we expect it to provide customized business insurance products for small- and medium-size businesses, including key man life, accident and health, business owners’ protection and property and casualty insurance. It is currently fully licensed in 42 states, with the intention to be licensed in all 50 states. We anticipate that this business will also use our web based centralized processing system.

Newtek Insurance Agency will be headed by Ellen Abromson, currently an attorney with the District of Columbia office of a prominent national law firm and a District of Columbia-licensed insurance producer with life and health, property and casualty, and personal lines designations. Previously, Ms. Abromson served for nine years as an in-house attorney for the Acacia Group of Financial Services Companies, a firm that marketed its own life and variable life insurance products and distributed numerous other insurance products through a captive field force and independent agents. Newtek Insurance Agency did not generate any revenue during 2003 and anticipates commencing insurance brokerage operations in the second or third quarter of 2004.

Other Business Lines

Exponential Business Development Company, Inc., or Exponential, was originally organized in the mid-1990s to participate in the New York State capco program (as a competitor of Newtek). It had structured Exponential, LLC, differently than us, with ownership being sold to the insurance company investors and a small equity portion retained by Exponential, which acted as the manager. The capco has made 11 small equity investments and 3 additional investments of both debt and equity. Exponential has also organized another investment vehicle Exponential of New York, LP, that has made six equity investments and two others involving debt. Our interest in Exponential was due to the high reputation of the individuals participating in the company and the ability to identify and make investments in the northern and western areas of New York State.

We also own a majority interest in the three companies listed below which to date have not contributed materially to our operations or results. These companies continue to operate at modest levels with de-emphasized product offerings. Due to limited management talent, limited capital and/or low levels of business activity, these ventures are not expected to produce any material revenue or profitability in the near future. These companies accounted for approximately $321,000 in revenue in 2003 and $512,000 in losses, net of intercompany activity.

•	Newtek Securities, LLC;

•	Transworld Business Brokers of New York, LLC, d/b/a/ Newtek Business Exchange;

•	Global Small Business Services, LLC, d/b/a Newtek Client Services.

In addition, we formed the following two companies during 2003, and accordingly we have begun the process of integrating these companies into our Newtek-branded product offering. For these majority-owned companies, Newtek will generally actively direct much of their operations. These companies accounted for approximately $16,000 in revenue in 2003 and $170,000 in losses, net of intercompany activity.

Louisiana IT Specialists, LLC, d/b/a Newtek IT Services Louisiana, or NITS, provides data mining services and database analysis to small and medium sized businesses to help them solve business problems and make strategic decisions. NITS utilizes data mining tools to predict future trends and behaviors, allowing clients to make proactive, knowledge-driven decisions. By scouring databases for hidden patterns and predictive information, NITS can answer business questions that traditionally were too time-consuming to resolve.

Louisiana Community Financial Services, LLC, d/b/a Newtek Community Financial Services, or LCFS, was organized in response to the specific needs of small community banks and their small business constituencies within the State of Louisiana. LCFS has developed a suite of essential small business products and services specifically tailored to be marketed and sold as ancillary service offerings along side traditional community banking services as a part of an “affinity marketing program.” These products and services serve the dual purpose of improving the operations and performance of the small business end-client, as well as providing a method by which small local and community banks can effectively compete with larger national banking franchises, by referring customers to providers of non-core services without having to allocate the resources to provide those services. This strategy allows the local bank to maintain its close relationship with its small business customer without having to add significant infrastructure to enable them to expand their product/service offering.

As of December 31, 2003, we had two primarily controlled companies which are less than majority investments through the capco programs – NicheDirectories, LLC and Starphire Technology, LLC. These entities are accounted for under the equity method. For primarily controlled companies, we generally have significant involvement in and influence over their operating activities, including rights to participate in material management decisions. Because of the determination to focus our business on our principal business lines, we are treating these investments as secondary to our principal businesses. While these investments are monitored and some time, attention and resources are provided to the companies as necessary to preserve the investments and meet minimum management commitments, we do not expect any of these investments to result in any meaningful returns to us. All of these investments were written down to zero at the end of 2002.

We have also made investments, usually smaller or in the form of debt, in a number of other companies. We are generally not actively involved in the management or day-to-day operations of companies in which our equity ownership and voting power is less than 25%. Instead, we offer these businesses advisory services or assistance with particular projects, as well as the collaborative services of our affiliated companies. In pursuing business objectives, we intend to hold a decreasing portion of our total assets in companies in which we have voting power of less than 25%, and as of December 31, 2003, such passive or venture capital investments had either repaid debt, been liquidated or written off.

Competition

Our business now requires that we compete at two basic levels. First, the capcos compete in their offerings with the three or four other capcos sponsored by various national financial organizations, as well as locally sponsored companies. Our management believes it has been successful in raising funds because of:

•	the manner in which we have structured the participation by the insurance companies, including our issuance of shares of our stock as an equity bonus to investors who buy our capco notes;

•	the insurance which we have been able to obtain to cover any loss of the tax credits and the obligation to repay principal, resulting in a credit rating for the instruments of AAA;

•	the previous business experience of our principals;

•	the national marketing of our programs; and

•	the extensive contacts that our management has as a result of previous experience in the financial community.

Second, in addition to competing for capco funds, we and our operating businesses must also compete in a number of markets for the sale of services to other businesses. We have narrowed the focus of principal investments to that of six principal operating lines. Each of these require our companies to compete not only against other suppliers in their particular state or region of the country but also against suppliers operating on a national and even a multi-national scale. However, none of the markets in which our companies compete are dominated by a small number of companies which could materially affect the nature or terms of the competition. In addition, in many cases, the competitors which our companies face are not as able as our companies to take advantage of changes in business practices due to technological developments and, by their large size, are unable to offer the personalized service that many small business owners and operators seem to want. Through the resources available to us, we are attempting to build our affiliated companies into successful and profitable ventures.

Execution: Regional Business Development Centers

We implement our strategy through decentralized management with an emphasis on Regional Business Development Centers. These offices are staffed by individuals with experience in working with small businesses who are able to identify and evaluate potential investments and particularly the local entrepreneurs that we will work with. They are also able to provide important services for us in our monitoring efforts and assist in the promotion and development of the Newtek brands of small business products and services. In many cases, these individuals have made substantial investments in the equity of the capcos associated with their regional centers and retain responsibility for local coordination of communications and compliance with local capco programs. We maintain offices in Alabama, Colorado, Florida, Louisiana, New York (2) and Wisconsin.

Regional Managers. Our regional management consists of the following individuals.

Christopher Bauer, Wisconsin - Mr. Bauer has had over 28 years of experience in commercial banking at Firstar Corporation, a $38 Billion diversified financial services company. Mr. Bauer has served as the President of Firstar Bank of Milwaukee and President of First Business Bank of Milwaukee. Firstar Bank of Milwaukee is considered one of the region’s leading banks in structuring and financing a host of commercial products, including capital markets, structured finance, mergers and acquisitions and venture equity investments, especially in small to mid-ranged companies. Prior to serving as President, Mr. Bauer directed all merger and acquisition activity for Firstar, following 15 years experience in various capacities focused on consumer and small business banking. He was also a director of the $10 Million Wisconsin Venture Capital Fund, which assisted small early-stage Wisconsin companies.

Charles W. Kearns, Wisconsin - Mr. Kearns has spent the last 16 years working with both regional and national investment banking firm including E.F. Hutton, Salomon Smith Barney, Cleary Gull, and B.C. Ziegler & Co. Mr. Kearns’ experience includes Manager of the Financial Institutions and Fixed Income Departments, as well as serving on the Board of Directors at Cleary Gull. Mr. Kearns is currently founder and Principal of Premier Financial Corporation, a financial advisory firm. Mr. Kearns is also head of capital markets for and a principal owner of Universal Holdings, a Milwaukee-based financial services company. He has participated in raising venture capital for several enterprises, including Internet and financial service companies, as well as numerous private and public placements of debt and equity securities. Mr. Kearns is also co-founder and owner of Klein Corporation, a manufacturing company in the standby power industry.

Gregory L. Zink, Florida - Mr. Zink has over 20 years of broad based international financial and managerial experience in public and private corporations. Mr. Zink also has over 10 years experience in the venture capital business including investing, structuring, consulting, and managing investments in both early stage and mature private and public businesses. Mr. Zink has previously served as the investment advisor and consultant to a private investment trust with assets in excess of $30 Million as well as a Director, President, CEO and CFO of Heuristic Development Group, Inc. (“HDG”). Mr. Zink was a founder and President at the time of HDG’s initial public offering on NASDAQ. He has also been the Chairman and CFO of Nekton Diving Cruises, Inc. and currently serves as a Director, CEO and CFO of Nautilus Group Japan, Ltd. (“NGJ”). NGJ is the exclusive distributor and franchiser of Nautilus in Japan. During Mr. Zink’s tenure, he has negotiated several contracts and a leveraged buyout with some of Japan’s largest corporations, including Mitsubishi and Sumitomo. Mr. Zink earned his MBA from the Wharton Business School at the University of Pennsylvania in 1983 and his BS in Finance from Pennsylvania State University in 1979. In 1981, he graduated from General Electric Corporation’s Financial Management Program after holding a variety of financial positions at GE’s Lighting Business Group in Cleveland, Ohio. Following graduate business school, Mr. Zink was employed as a Senior Consultant with Touche Ross (now merged as Deloitte Consulting). During his three years, he worked on a variety of financial, strategic and operational consulting assignments.

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

Doug Baird, Colorado - Mr. Baird is Vice President - Marketing for The Stone Pine Companies, Denver, CO. Since 1997 Mr. Baird has identified Colorado-based venture capital investments for Stone Pine and maintains strong relationships within the state’s venture community. He has built and maintains Stone Pine’s database of active private equity funds, sponsors and private equity advisors. Mr. Baird has developed long-standing relationships with senior members of Hamilton Lane Advisors, Inc., the private equity advisor to several large public employee pension systems. For 17 years prior to joining Stone Pine Mr. Baird had developed and/or marketed financial and investment products to institutional and retail clients including leasing portfolios, commercial real estate, public securities and private equity venture transactions. With associates and partners, he has been responsible for raising capital in excess of $100 Million. In 1991 Mr. Baird founded and served as Managing Director of Golden State Financial Services, LLC, a Denver-based private investment-banking firm. Mr. Baird was Vice President and Regional Marketing Director for Franchise Finance Corporation of America (FFCA) from 1988 through 1991. While at FFCA Mr. Baird assisted in raising over $200 Million in private equity for issuers in a variety of industry sectors. Mr. Baird received N.A.S.D. Series 7 and 63 licenses in 1980 and in 1983 began employment with the NYSE firm, PaineWebber, Inc.

Douglas Sellers, Alabama - Mr. Sellers is currently an executive Vice President of Merchant Capital, LLC and a member of the Board of Directors of Merchant Capital Investments, Inc. Merchant Capital, LLC is a merchant and investment banking firm founded in 1987. Merchant Capital has become one of the leading investment banking firms in the State of Alabama as well as the Southeast. Merchant Capital Investments, Inc., the parent of Merchant Capital, LLC, is a diversified holding company which interests include, or have included, investments in manufacturing entities, real estate developments, assisted living facilities, multi-family residential developments, wireless cable television company, cellular telephone companies and other assorted investments.

Over the last 15 years, Mr. Sellers has invested in over ten separate entities. All of these funds were on behalf of accredited investors. His responsibility for these investments has included board memberships and other day-to-day activities of some of these investments. Merchant Capital has participated in raising or investing equity capital in excess of $45 million for these related businesses, and through the use of additional debt financing the total asset costs for these businesses exceeds $160 million.

Thomas Harris – Mr. Harris has extensive experience making venture capital investments in small businesses. He is a member of the Executive Committee of the Alabama capco as well as of the Board of Directors of Merchant Capital Investments, Inc. (“MCI”), which owns a minority (10 percent), interest in the capco. Since its founding, MCI has invested, primarily on behalf of its shareholders, in many types of companies. MCI, through its affiliated companies, partnerships and investments in 2003 will employ over 700 people and has ownership, wholly or as a major partner, in existing and/or proposed projects representing a total investment exceeding $60 million.

The individuals managing the Regional Business Development Centers (the “regional managers”) have all participated in the capitalization and organization of the capco located in their geographic area. They serve a number of functions within our business model. The regional management are the local principals that satisfy any applicable capco requirements for the participation of local parties with investment experience. In addition, each individual, excluding Mr. Schottenstein, has consulting agreements with one of our non-capco subsidiaries whereby they provide time and resources (office space, telephones, supplies, clerical assistance) to the management of their respective capco. Fees paid to the regional managers are a portion of the annual management fee we earn for the management of the capco funds, and range in amount from $77,000 to $115,000 per year. Two of the individuals devote a much greater proportion of their time to the affairs of the respective capco and are employed by our subsidiary at salaries of approximately $120,000 per year. These costs are not paid or reimbursed by the capcos or the affiliated companies.

These consulting agreements require that the regional managers provide a meaningful amount of their time, but none are on a full time basis and all conduct other activities, and other investments, as well. Included within the services provided are the services provided by us to the investee companies which receive funds from a capco. As the regional managers have been chosen because they have many years of relevant experience, the investee and affiliated companies are able to benefit from the availability of their experiences, knowledge, contacts, resources and skills. Affiliated companies and other investees who receive these services do not generally pay anything for them as they are provided by us to ensure the success of its acquisitions and investments. However, when a company within our network purchases services from another affiliated company, it pays the fair value for those services but because of inter-company elimination, there is no impact on our consolidated financial position or results of operations.

Similarly, the capcos themselves require attention for the identification of debt or equity investments in order to meet their respective minimum investment goals under the programs. The regional managers are an important part of our efforts to identify and screen appropriate investments because of their deep knowledge of and participation in their communities. The cost of these services are included in the consulting agreements with the individuals. Finally, because of their stature in their communities, the regional managers are able to assist us in our newer initiatives in non-capco areas.

Advisory Committee. We previously maintained an Advisory Committee of individuals with significant experience in business matters and particularly business development. During 2003, we abandoned further work with the Advisors without cost to the company. This was based on the determination that the time and effort required of an advisor was greater than the commitment that could realistically be expected of a non-employee, non-director of the company.

Government Regulation; Investment Company Act of 1940

Overview. Because of the nature of our business, our management has addressed the question of the application of the Investment Company Act of 1940, as amended (the “Investment Company Act”), to the business of the company. As discussed below, the application of the Investment Company Act to us would impose requirements and limitations that are materially inconsistent with our current and intended business strategy. However, with the increase during 2001 and 2002 of investment focus on operating companies, management believes that concern for unintended holding company status has been decreased materially.

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

Our business strategy and business activities involve taking mainly majority-ownership and primary controlling interests in affiliated companies with a view to participating actively in their management and development. We believe that this strategy and the scope of our business activities would not cause us to fall within the definition of investment company or, if so, provide us with a basis for an exclusion from the definition of investment company under the Investment Company Act.

Consequences of Investment Company Regulation. Investment Company Act regulations are inconsistent with our strategy of actively managing, operating and promoting collaboration among its network of affiliated companies, and it is not feasible for us to operate our business as a registered investment company. We believe that because of the planned structure of our interests in its affiliated companies and our business strategy, we will not be regulated under the Investment Company Act. However, we cannot assure you that the structure of our interests and other investments and our business strategy will preclude regulation under the Investment Company Act, and we may need to take specific actions that would not otherwise be in our best interests to avoid such regulation.

If Newtek falls under the definition of an investment company, and we are unable to rely on an available exclusion or to obtain an order of the SEC granting an exclusion, we would have to register under the Investment Company Act and comply with substantive requirements under the Investment Company Act applicable to registered investment companies. These requirements include:

•	limitations on our ability to borrow;

•	limitations on our capital structure;

•	restrictions on acquisitions of interests in associated companies;

•	prohibitions on transactions with affiliates;

•	restrictions on specific investments; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations.

These rules and regulations would significantly change our operations and prevent us from executing our business model.

Government Regulation; State Capco Regulations

Each of the states which operate capco tax credit programs have established administrative mechanisms to monitor compliance with the requirements of the programs, that is to verify that the capcos have met applicable minimum investment requirements and are otherwise acting in conformance with the statutes and rules. Requirements include limitations on the initial size of the recipients of the capco funds, including the number of their employees, the location within the respective state of the recipients and the recipients’ commitment to remain therein for a specified period of time, the types of business conducted by the recipients, and the terms of the investments in the recipients. Capcos are required to maintain detailed records so as to demonstrate to state examiners compliance with all applicable requirements. Contrary to other programs, the regulatory requirements applicable to capcos are, generally, limited to the minimum investment requirements. The capcos we operate are currently in full compliance with all applicable requirements and management anticipates no difficulty in maintaining that status in the future.

Government Regulation: Sarbanes-Oxley Act of 2002

On July 30, 2002, the President of the United States signed the Sarbanes-Oxley Act of 2002 into law. The Sarbanes-Oxley Act provides for sweeping changes with respect to corporate governance, accounting policies and disclosure requirements for public companies, and also for their directors and officers. Section 302 of the Sarbanes-Oxley Act (“Corporate Responsibility for Financial Reports”) required the SEC to adopt new rules to implement the requirements of the Sarbanes-Oxley Act. These requirements include new financial reporting requirements and rules concerning corporate governance. New SEC rules, effective August 29, 2002, require a reporting company’s chief executive and chief financial officers to certify certain financial and other information included in our quarterly and annual reports. The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about our controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation.

See “Certifications” for certifications by Newtek’s Chief Executive Officer and Chief Financial Officer of the financial statements and other information included in this Annual Report on Form 10-K. See Item 9A (“Controls and Procedures”) below for our evaluation of disclosure controls and procedures. The certifications required by Section 906 of the Sarbanes-Oxley Act also accompany this Form 10-K.

Employees

As of December 31, 2003, we and the companies in which we hold a controlling interest had approximately 115 employees, independent representatives and contract employees. We believe our labor relations are good and none of its employees are covered by a collective bargaining agreement.

Item 2. PROPERTIES.

We conduct all of our business activities in facilities leased from unrelated parties at market rates. We maintain offices in Garden City, New York and New York, New York. In addition, our capcos maintain offices in each of the states in which they operate; the costs of the capco facilities are covered by the agreements with the regional managers who operate the Regional Business Development Centers.

Item 3. LEGAL PROCEEDINGS.

We are not involved in any material pending litigation other than one routine lawsuit incidental to seeking repayment of funds loaned and related counterclaims.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the quarter ending December 31, 2003.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

(a) Market Information: Our common stock is traded on the Nasdaq National Stock Market under the symbol “NKBS.” High and low prices for the common stock over the previous two years is set forth below, based on the highest and lowest trading price during that period.

Period	High	Low
First Quarter: January 1, 2002 Through March 31, 2002	$3.95	$3.00

Second Quarter: April 1, 2002 Through June 30, 2002	$5.20	$3.20

Third Quarter: July 1, 2002 Through September 30 , 2002	$4.24	$3.15

Fourth Quarter: October 1, 2002 Through December 31, 2002	$4.39	$3.20

First Quarter: January 1, 2003 Through March 31, 2003	$5.30	$3.80

Second Quarter: April 1, 2003 Through June 30, 2003	$6.29	$3.90

Third Quarter: July 1, 2003 Through September 30, 2003	$5.75	$4.65

Fourth Quarter: October 1, 2003 Through December 31, 2003	$7.00	$4.83

First Quarter: January 1, 2004 Through March 19 , 2004	$7.95	$4.75

(b) Holders: As of December 31, 2003, there were approximately 469 holders of record of the common stock of Newtek.

(c) Dividends: Newtek has never paid a cash or in-kind dividend and currently has no plan or policy with respect to the payment of dividends.

(d) Securities Authorized for Issuance Under Equity Compensation Plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	1,827,371 shares	$4.40/share	2,465,084 shares

Equity compensation plans not approved by security holders	None	None	None

The Newtek Business Service, Inc. 2003 Stock Incentive Plan, providing for the issuance of up to one million shares was adopted by the board of directors in November 2003 and will be submitted to a vote of security holders at the next annual meeting of stockholders in the second quarter of 2004; all awards of restricted stock under this plan are contingent upon the approval of the plan by the stockholders.

Item 6. SELECTED FINANCIAL DATA.

FIVE-YEAR HIGHLIGHTS

The selected statement of income data for the fiscal years ended December 31, 2003, December 31, 2002 and December 31, 2001 and the selected balance sheet data as of December 31, 2003 and December 31, 2002 are derived from our Consolidated Financial Statements including the Notes thereto audited by PricewaterhouseCoopers, LLP, independent auditors, appearing elsewhere in this Form 10-K. The selected statement of income data for the fiscal years ended December 31, 2000 and December 31, 1999, and the selected balance sheet data as of December 31, 2001, December 31, 2000 and December 31, 1999, have been derived from our financial statements not included herein, which have been audited by PricewaterhouseCoopers, LLP. The comparability of the information below is affected by the acquisitions of Exponential Business Development Company, Inc.( “Exponential”) in January, 2002, Commercial Capital Corp (“CCC” or “Commercial Capital”) in December 2002 and Automated Merchant Services, Inc. (“Automated Merchant Services” or “AMS”) in August 2003. The selected financial data set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this Form 10-K.

	FISCAL YEARS ENDED
	Dec. 31 2003	Dec. 31 2002	Dec. 31 2001	Dec. 31 2000	Dec. 31 1999
	(In Thousands Except for Per Share Data)
Revenue:
Income from tax credits	$44,934	$30,603	$21,498	$6,533	$10,964
Electronic payment processing	6,297	1,585	121	—	—
Servicing fee and premium income	2,702	—	—	—	—
Recovery of investment	350	29	105	—	—
Interest and dividend income	4,059	900	1,845	2,118	—
Gain on sale of property	—	16	—	—	—
Other income	2,151	1,536	336	59	918

Total revenue	60,493	34,669	23,905	8,710	11,882

Expenses:
Interest	13,879	11,485	11,577	7,280	2,439
Payroll and consulting fees	8,407	4,565	2,665	1,294	254
Electronic payment processing costs	3,685	632	42	—	—
Professional fees	5,328	3,145	2,061	1,844	460
Insurance	2,469	1,951	1,530	1,006	410
Write-down of asset held for sale to net realizable value	—	—	168	—	—
Other than temporary decline in value of investments	1,996	1,602	476	1,232	—
Provision for loan losses	473	—	—	—	—
Goodwill impairment	1,435	—	—	—	—
Equity in net losses of affiliates	—	729	2,280	163	—
Other	4,751	3,043	1,133	772	296

Total expenses	42,423	27,152	21,932	13,591	3,859

Income (loss) before minority interest, provision for income taxes and extraordinary items	18,070	7,517	1,973	(4,881)	8,023

Minority interest	(1,598)	(335)	(509)	2,234	(3,521)

Income before provision of income taxes and extraordinary items	16,472	7,182	1,464	(2,647)	4,502
(Provision) benefit for income taxes	(7,090)	(2,657)	(534)	(1,140)	—

Income before extraordinary items	9,382	4,525	930	(3,787)	4,502
Extraordinary gain on acquisition of minority interests	—	908	—	—	—
Extraordinary gain on acquisition of a business	187	2,735	—	362	924

Net income (loss)	$9,569	$8,168	$930	$(3,425)	$5,426

	FISCAL YEARS ENDED
	Dec. 31 2003	Dec. 31 2002	Dec. 31 2001	Dec. 31 2000	Dec. 31 1999
Weighted average common shares outstanding
Basic	25,777	24,184	21,890	19,310	18,250
Diluted	26,177	24,294	21,910	19,310	18,250

Income per share after extraordinary gain
Basic	$.37	$.34	$.04	$(.18)	$.30
Diluted	$.37	$.34	$.04	$(.18)	$.30

Income per share before extraordinary gain
Basic	$.36	$.19	$.04	$(.20)	$.25
Diluted	$.36	$.19	$.04	$(.20)	$.25

Balance Sheet Data (at end of period):
Total assets	192,184	169,055	83,363	83,539	54,645
Total liabilities	143,543	137,110	66,890	70,107	40,398

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Introduction and Certain Cautionary Statements

The following discussion and analysis of our financial condition and results of operations is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes.

The statements in this Annual Report may contain forward-looking statements relating to such matters as anticipated future financial performance, business prospects, legislative developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ materially from the anticipated results expressed in the forward looking statements such as intensified competition and/or operating problems on its operating business projects and their impact on revenues and profit margins or additional factors as described in Newtek Business Services’ previously filed registration statements.

Results of Operations

Consistent with managements focus, the revenue and expenses from the consolidated operating entities, specifically the SBA lending and electronic payment processing companies continue to increase as a percentage of revenue, with a correlating decrease in revenues from tax credits. The following table sets forth certain data from our statements of income, expressed as a percentage of total revenues, for each of the periods presented.

	FISCAL YEARS ENDED
	Dec. 31 2003	Dec. 31 2002	Dec. 31 2001
Revenues:
Income from tax credits	74.3%	88.2%	90.0%
Electronic payment processing	10.4%	4.6%	0.5%
Servicing fee and premium income	4.5%	0.0%	0.0%
Interest and dividend income	6.7%	2.6%	7.7%
Recovery of investment previously written off	0.6%	0.1%	0.4%
Gain on sale of property	0.0%	0.1%	0.0%
Other income	3.5%	4.4%	1.4%

Total revenues	100.0%	100.0%	100.0%

Expenses:
Interest	22.9%	33.1%	48.4%
Payroll and consulting fees	13.9%	13.2%	11.2%
Electronic payment processing costs	6.1%	1.8%	0.2%
Professional fees	8.8%	9.1%	8.6%
Insurance	4.1%	5.6%	6.4%
Write down of asset held for sale to net realizable value	0.0%	0.0%	0.7%

Other than temporary decline in value of investments	3.3%	4.6%	2.0%
Equity in net losses of affiliates	0.0%	2.1%	9.5%
Provision for loan losses	0.8%	0.0%	0.0%
Goodwill impairment	2.4%	0.0%	0.0%
Other	7.8%	8.8%	4.7%

Total expenses	70.1%	78.3%	91.7%

Income before minority interest, provision for income taxes and extraordinary items	29.9%	21.7%	8.3%

Minority interest	(2.6)%	(1.0)%	(2.1)%

Income before provision for income taxes, and extraordinary items	27.3%	20.7%	6.2%

Provision for income taxes	(11.8)%	(7.7)%	(2.3)%

Income before extraordinary items	15.5%	13.0%	3.9%

Extraordinary gain on acquisition of minority interest	0.0%	2.6%	0.0%
Extraordinary gain on acquisition of a business	0.3%	7.9%	0.0%

Net income (as a percent of revenue)	15.8%	23.5%	3.9%

Comparison of the years ended December 31, 2003 and December 31, 2002

Revenues increased by approximately $25,823,000 to $60,493,000 for the year ended December 31, 2003, from $34,670,000 for the year ended December 31, 2002. Income from tax credits increased by approximately $14,330,000, from $30,603,000 for the year ended December 31, 2003, to $44,933,000 for the year ended December 31, 2002, due to Newtek’s capcos achieving various additional investment thresholds mandated by the various state capco statutes in 2003 versus 2002. Electronic payment processing revenue increased by approximately $4,713,000 to $6,297,000 for the year ended December 31, 2003, from $1,584,000 for the year ended December 31, 2002, due to the Company’s increase in electronic payment processing customers, as well as the company’s acquisition of Automated Merchant Services on August 7, 2003.

Servicing fee and premium income increased by approximately $2,702,000 to $2,702,000 for the year ended December 31, 2003 from zero for the year ended December 31, 2002 due to the fact that NSBF, the SBA lender, was acquired on December 31, 2002.

Interest and dividends are generated from SBA lending activities, excess cash balances that are invested in low risk, highly liquid securities (money market accounts, federal government backed mutual funds, etc.), non-cash accretions of structured insurance product and on held to maturity investments. The following table details the changes in these different forms of interest and dividend income:

	2003	2002	Change
SBA lending activities	$3,542,830	$—	$3,542,830
Non-cash accretions	175,612	175,612	—
Qualified investments	123,295	224,260	(100,965)
Low-risk highly liquid securities	217,584	500,255	(282,671)

	$4,059,321	$900,127	$3,159,194

The acquisition of NSBF contributed approximately $3,543,000 of additional interest income in 2003, generated on SBA lending activities. This increase in interest income was offset by corresponding decreases in income generated on qualified investments and low-risk highly liquid securities which is attributable to a decline in the average outstanding balances of held to maturity investments and interest bearing cash accounts.

Other income increased by approximately $614,000 to $2,151,000 for the year ended December 31, 2003 from $1,537,000 for the year ended December 31, 2002. Other than electronic payment processing and NSBF as described above, this increase is due to the increased number of consolidating operating entities in 2003 as compared to 2002 coupled with the increase in revenues from existing consolidated operating entities, as they continue to transition from start up operations. For the year ended December 31, 2003, there was $350,000 of income from recovery of an investment previously written off, compared to approximately $29,000 of a recovery of investment previously written off for the year ended December 31, 2002. During 2003, Transworld Business Brokers LLC repurchased their equity interest in the business for $350,000, resulting in the recovery of income in the accompanying consolidated statement of income.

Changes in interest expense are summarized as follows:

	2003	2002	Change
Capco interest expense	$11,596,998	$10,732,980	$864,018
NSBF (SBA Lender) interest expense	1,915,527	—	1,915,527
Other interest expense	366,431	752,387	(385,956)

	$13,878,956	$11,485,367	$2,393,589

The approximately $864,000 increase in Capco interest expense in 2003 was attributable to the new borrowings associated with the new capco, as well as the fact that Wilshire Colorado and Wilshire

Louisiana Partners III had a full year of expense in 2003 compared to a partial year in 2002. The acquisition of NSBF contributed approximately $1,916,000 of additional interest expense in 2003, generated by SBA lending activities. The approximately $386,000 decrease in other interest expense was attributable to reductions in borrowings under the line of credit and notes payable.

Payroll and consulting fees increased by approximately $3,842,000 to $8,407,000 for the year ended December 31, 2003 from $4,565,000 for the year ended December 31, 2002. The increase was primarily due to the acquisition of NSBF on December 31, 2002, which contributed approximately $2,098,000 of payroll and consulting fees. In addition, the increase was also due to approximately $700,000 of compensation to board members and executive management awarded in 2003, as well as the increased number of operating entities consolidated into Newtek in 2003 versus 2002. Electronic payment processing direct costs increased by approximately $3,053,000 to $3,685,000 for the year ended December 31, 2003 from $632,000 for the year ended December 31, 2002, due to the significant increase in the number of electronic payment processing customers as well as the acquisition of Automated Merchant Services in August 2003.

Professional fees increased by approximately $2,183,000 to $5,328,000 for the year ended December 31, 2003 from $3,145,000 for the year ended December 31, 2002. This increase is primarily due to the increased number of capco’s and consolidated operating entities in 2003 as compared to 2002. Insurance expense increased by approximately $518,000 to $2,469,000 for the year ended December 31, 2003 from $1,951,000 for the year ended December 31, 2002. This increase is due to the additional insurance relating to the new capco in 2003, as well as the fact that two capco’s (Wilshire Colorado and Wilshire Louisiana Partners III) had a full year of expense in 2003 compared to a partial year in 2002 . Provision for loan losses increased by approximately $473,000 to $473,000 for the year ended December 31, 2003 from $0 for the year ended December 31, 2002. This is due to the fact that NSBF was acquired on December 31, 2002.

Other expenses increased by approximately $1,709,000 to $4,750,000 for the year ended December 31, 2003 from $3,041,000 for the year ended December 31, 2002. The increase was due primarily to expenses incurred by consolidated operating entities other than electronic payment processing as described above. Specifically, the operations of NSBF contributed approximately $905,000 to the increase in other expenses in 2003 compared to zero in 2002.

In accordance with the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and other Intangible Assets” (“SFAS 142”), Newtek assessed the carrying value of goodwill recorded on the consolidated balance sheet and determined that the fair values of the underlying entities to which goodwill was attributable were less than the carrying values of those entities. As a result, the Company completed the impairment analysis required by SFAS 142 and recorded approximately $1,435,000 of an impairment charge in the accompanying consolidated statement of income for the year ended December 31, 2003.

Newtek considers several factors in determining whether an impairment exists on its investments, such as the investee’s net book value, cash flow, revenue and net income. Newtek recognizes that in developing new and small businesses, significant impairments in the value of the investments may occur.

Other than temporary decline in value of investments increased by approximately $394,000 to $1,996,000 for the year ended December 31, 2003 from $1,602,000 for the year ended December 31, 2002, due to the Company’s determination that a greater amount of its investment values were impaired in 2003 versus 2002. During the year ended December 31, 2003, Newtek determined that there was approximately $943,000 of an other than temporary decline in the value of its investments for Merchant Data Systems, Inc., (“MDS”), $500,000 for 1-800 Gift Certificate, $271,000 for Direct Creations, LLC, $145,000 for O.S. Johnson, LLC, $112,000 for Gerace Auto Parts, $20,000 for Transworld Business

Brokers, LLC and $5,000 for CB Real Net (non-capco investment). These items aggregated approximately $1,996,000 which is shown on the statement of income as other than temporary decline in value of investments.

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

In March, 2003, Wilshire Partners (Newtek’s Florida capco) filed a lawsuit in Florida state court claiming a default under the outstanding loan to MDS. MDS counter-sued Wilshire Partners, and Newtek’s CEO, COO and CFO in April, 2003. Although the investment committee is confident that the balance owed is appropriate and due, it does not expect to recover this investment.

For the year ended December 31, 2002, Newtek determined that there was approximately $728,000 of an other than temporary decline in the value of its investments for Starphire Technologies, LLC, approximately $87,000 other than temporary decline in the value of its investment for Gino’s Seafood, approximately $464,000 for Direct Creations, LLC, $100,000 for O.S. Johnson, LLC and an approximate $77,000 other than temporary decline in the value of its investments for Embosser’s Sales and Service. In addition, Newtek determined an impairment existed for a non-Capco investment (included in prepaid expenses and other assets on the consolidated balance sheet), and recorded a charge of approximately $146,000. These items aggregate approximately $1,602,000 which is shown on the statement of income as other than temporary decline in value of investments.

For the year ended December 31, 2003, equity in net losses of affiliates decreased by approximately $729,000 to zero from $729,000 for the year ended December 31, 2002. This decrease is due to the fact that the investments accounted for under the equity method were written down to zero as of December 31, 2002.

Net income increased by approximately $1,401,000, to net income of $9,569,000 for the year ended December 31, 2003, compared to net income of $8,168,000 for the year ended December 31, 2002, due to the increases in revenue of approximately $25,823,000 offset by general and administrative expenses of approximately $15,271,000 discussed above, offset by the increase in the taxes of approximately $4,432,000, and the decrease in extraordinary gains of approximately $3,456,000.

Consolidated Operating Entities: At December 31, 2003, Newtek had nineteen majority-owned consolidated operating entities, most of which were as a result of investments through the capco programs. For the year ended December 31, 2003, these companies represented approximately $2,700,000 in losses that are consolidated in Newtek’s results (net of inter-company eliminations of $1,761,000 in revenues and $1,688,000 in expenses). For the year ended December 31, 2003, revenues from consolidating operating entities, net of inter-company eliminations, amounted to $14,689,000 and were generated from the following sources: SBA lending ($7,390,000) electronic payment processing ($6,297,000), outsourced financial information systems ($223,000), and other ($779,000). For the year ended December 31, 2003, expenses incurred by consolidating operating companies, net of inter-company eliminations, amounted to $17,389,000 and were incurred by the following sources: SBA lending ($6,639,000) electronic payment processing ($7,218,000), outsourced financial information systems ($824,000), and other ($2,708,000).

At December 31, 2003, Newtek had four companies accounted for under the equity method, all of which were as a result of investments through the capco programs. During the year ended December 31, 2002, approximately $729,000 of losses were shown on the consolidated statement of income as equity in net losses of affiliates. There were no additional losses recorded in the year ended December 31, 2003 as all equity method investments were written down to zero.

Comparison of the years ended December 31, 2002 and December 31, 2001

Revenues increased by approximately $10,765,000 to $34,670,000 for the year ended December 31, 2002, from $23,905,000 for the year ended December 31, 2001. Income from tax credits increased by approximately $9,105,000, from $21,498,000 for the year ended December 31, 2001, to $30,603,000 for the year ended December 31, 2002, due to Newtek’s capcos achieving various additional investment thresholds mandated by the various state capco statutes in 2002 versus 2001. Electronic payment processing revenue increased by approximately $1,463,000 from $121,000 for the year ended December 31, 2001 to $1,584,000 for the year ended December 31, 2002 due to additional electronic payment processing companies and customers. Interest and dividend income decreased by approximately $945,000 to $900,000 for the year ended December 31, 2002, from $1,845,000 for the year ended December 31, 2001.

Interest and dividends are generated from excess cash balances that are invested in low risk, highly liquid securities (money market accounts, federal government backed mutual funds, etc.), non-cash accretions of structured insurance product, and on held to maturity investments. The income generated from the low risk, highly liquid securities decreased by approximately $680,000, from approximately $1,180,000 in 2001 to approximately $500,000 in 2002 and was due to lower bank interest rates and a decline in excess cash balances outstanding. The remaining decrease of $265,000 in interest earned on held to maturity investments was due to a decline in the average balance of loans outstanding to qualified businesses during 2002 as compared to the prior year. Other income increased by approximately $1,201,000 to $1,537,000 for the year ended December 31, 2002 from $336,000 for the year ended December 31, 2001. This increase was due to the consolidation of revenues with additional consolidated operating entities other than electronic payment processing. For the year ended December 31, 2002, there was $29,000 of income from an investment previously written off, compared to approximately $105,000 for the year ended December 31, 2001.

Interest expense decreased by approximately $92,000 to $11,485,000 for the year ended December 31, 2002 from $11,577,000 for the year ended December 31, 2001. The decrease was due primarily to the reduction of activity associated with notes payable in credits in lieu of cash. Payroll and consulting fees increased by approximately $1,900,000 to $4,565,000 for the year ended December 31, 2002 from $2,665,000 for the year ended December 31, 2001. The increase was due to the consolidation of operating expenses with additional operating entities consolidated into Newtek, other than electronic payment processing. Electronic payment processing direct costs increased by approximately $590,000 to $632,000 for the year ended December 31, 2002 from $42,000 for the year ended December 31, 2001, as a result of the additional electronic payment companies, as well as significant growth within the existing electronic payment processing companies. Professional fees increased by approximately $1,084,000 to $3,145,000 for the year ended December 31, 2002 from $2,061,000 for the year ended December 31, 2001. This increase is due to the new capco and capco fund that were formed in 2002. Insurance expense increased by approximately $421,000 to $1,951,000 for the year ended December 31, 2002 from $1,530,000 for the year ended December 31, 2001. This increase is due to the prepaid insurance amortization on the newly formed capco and capco fund that were formed in 2002.

Other expenses increased by approximately $1,908,000 to $3,041,000 for the year ended December 31, 2002 from $1,133,000 for the year ended December 31, 2001. The increase was due primarily to the consolidation of operating expenses from additional companies now consolidated into Newtek, other than electronic payment processing as described above.

Newtek considers several factors in determining whether an impairment exists on the investment, such as the investee’s net book value, cash flow, revenue and net income. Newtek recognizes that in developing new and small businesses, significant impairments in the value of the investments may occur.

Newtek had $1,602,000 of other than temporary impairments in 2002, versus approximately $477,000 in 2001. For the year ended December 31, 2002, Newtek determined that there was approximately $728,000 of an other than temporary decline in the value of its investments for Starphire Technologies, LLC, approximately $87,000 other than temporary decline in the value of its investment for Gino’s Seafood, approximately $464,000 for Direct Creations, LLC, $100,000 for O.S. Johnson, LLC and an approximate $77,000 other than temporary decline in the value of its investments for Embosser’s Sales and Service. In addition, Newtek determined an impairment existed for a non-Capco investment (included in prepaid expenses and other assets on the consolidated balance sheet), and recorded a charge of approximately $146,000. These items aggregate approximately $1,602,000 which is shown on the statement of income as other than temporary decline in value of investments.

Newtek had a recovery of approximately $29,000 in its capco’s debt investment in Merchant Data Systems, Inc for the year ended December 31, 2002. For the year ended December 31, 2001, Newtek had recoveries of approximately $100,000 from Transworld Business Brokers LLC and $5,000 from Down to Earth, LLC.

Net income increased by approximately $7,238,000, to net income of $8,168,000 for the year ended December 31, 2002, compared to net income of $930,000 for the year ended December 31, 2001, due to the increases in revenue and general and administrative expenses discussed above, offset by the increase in other than temporary decline in investments of approximately $1,126,000, decreased equity in losses of approximately $1,551,000 due to the consolidation of certain investments previously accounted for under the equity method, an increase in income taxes of approximately $2,123,000, and the extraordinary gains of $3,643,000 (of which $2,735,000 is attributable to Newtek’s acquisition of Commercial Capital, and $908,000 to Newtek’s acquisition of minority interests.)

Consolidated operating entities: At December 31, 2002, Newtek had fourteen majority-owned consolidated operating entities, most of which were as a result of investments through the capco programs. For the year ended December 31, 2002, these companies represented approximately $3,591,000 in losses that are consolidated in Newtek’s results (net of inter-company eliminations of $1,012,000 in revenues and $1,009,000 in expenses). For the year ended December 31, 2002, revenues from consolidating partner companies, net of inter-company eliminations, amounted to $2,866,000 and were generated from the following sources: electronic payment processing ($1,584,000), outsourced financial information systems ($218,000), and other ($1,064,000). For the year ended December 31, 2002, expenses incurred by consolidating partner companies, net of inter-company eliminations, amounted to $6,457,000 and were incurred by the following sources: electronic payment processing ($2,926,000), outsourced financial information systems ($578,000), and other ($2,953,000). For the year ended December 31, 2001, these companies represented approximately $614,000 in losses that are consolidated in Newtek’s results (net of inter-company eliminations of $96,000 in revenues and $385,000 in expenses). For the year ended December 31, 2001, revenues from consolidating partner companies, net of inter-company eliminations, amounted to $267,000 and were generated from the following sources: electronic payment processing ($121,000) and other ($146,000). For the year ended December 31, 2001, expenses incurred by consolidating partner companies, net of inter-company eliminations, amounted to $881,000 and were incurred by the following sources: electronic payment processing ($197,000) and other ($684,000).

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

Liquidity and Capital Resources

Newtek has funded its operations primarily through the issuance of notes to insurance companies through the capco programs. Through December 31, 2003, Newtek has received approximately $173,148,000 in proceeds from the issuance of long-term debt, Capco warrants, and Newtek common stock through the capco programs. Newtek’s principal capital requirements have been to fund the purchase of Coverage A insurance related to the notes issued to the insurance companies (approximately $97,276,000), the acquisition of Coverage B capco insurance policies ($19,613,000), the acquisition of consolidated operating entity’s interests, identifying other capco-qualified investments, and working capital needs resulting from operating and business development activities of its consolidated operating entities.

Net cash used in operating activities for the year ended December 31, 2003 of approximately $11,977,000 resulted primarily from net income of $9,569,000 adjusted for the non-cash interest expense of approximately $11,597,000, proceeds from sale of SBA loans held for sale of approximately $15,065,000, non-cash income tax expense of approximately $7,090,000 and other non cash charges for stock compensation, depreciation and amortization, and provision for loan losses totaling approximately $1,528,000. It was also affected by the approximately $1,646,000 of other than temporary decline in the value of investments (net of recoveries of $350,000), $416,000 of discount on loan originations, and approximately $1,598,000 of minority interest. This was offset by the approximately $44,933,000 in non cash income from tax credits, approximately $18,685,000 in SBA loans originated for sale and $187,000 in extraordinary gains. In addition, Newtek had a net increase in components of prepaid insurance, prepaid expenses and other assets, and accounts payable and accruals of approximately $2,059,000.

Net cash used in operating activities for the year ended December 31, 2002 of approximately $9,908,000 resulted primarily from net income of $8,168,000 adjusted for the non-cash interest expense of approximately $10,733,000 and non-cash income tax expense of approximately $2,657,000. It was also affected by the approximately $729,000 in equity in net losses of affiliates, $1,574,000 of other than temporary decline in value of investments (net of recoveries of $29,000), and approximately $335,000 of minority interest. This was offset by the approximately $30,603,000 in non-cash income from tax credits and $3,643,000 in extraordinary gains. In addition, Newtek had a net decrease in components of prepaid insurance, prepaid expenses and other assets, and accounts payable and accruals of approximately $83,000.

Net cash used in operating activities for the year ended December 31, 2001 of approximately $5,837,000 resulted primarily from net income of $930,000 adjusted for the non-cash interest expense of approximately $10,677,000 and non-cash income tax expense of approximately $535,000. It was also affected by the approximately $2,280,000 in equity in net losses of affiliates, $372,000 of other than temporary decline in value of investments (net of recoveries of $105,000), and approximately $509,000 of minority interest. This was offset by the approximately $21,498,000 in non-cash income from tax credits. In addition, Newtek had a net increase in components of prepaid insurance, prepaid expenses and other assets, and accounts payable and accruals of approximately $182,000.

Net cash provided by investing activities for the year ended December 31, 2003 of approximately $2,704,000 resulted primarily from returns of investments of approximately $5,976,000, offset by approximately $10,710,000 in additional qualified investments made in the period, $1,708,000 of cash paid for the acquisition of AMS including acquisition costs, $324,000 for the purchase of property and equipment, and approximately $6,417,000 in proceeds from SBA loans originated for investment.

Newtek also received approximately $9,549,000 in repayments of its SBA loans receivable, $350,000 of recovery of previously written off investments, and approximately $5,992,000 of cash from consolidation of its majority owned companies. In 2003, Newtek made $1,200,000 of held to maturity investments while during the same period in the prior year Newtek made $2,335,000 of held to maturity investments. The decrease in held to maturity investments is a reflection of the shift of Newtek’s strategy to acquire predominately majority interests. In 2003, Newtek made $9,510,000 of consolidated investments while during the same period in 2002, Newtek made $13,861,000 of consolidated investments.

Net cash provided by investing activities for the year ended December 31, 2002 of approximately $9,266,000 resulted primarily from approximately $16,196,000 in additional qualified investments made in the period offset by returns of investments of $14,045,000, cash from consolidation of majority owned companies of $8,872,000, and $2,475,000 in cash received in connection with the acquisitions of Exponential and Commercial Capital. This decrease in held to maturity investments is a reflection of the shift of Newtek’s strategy to acquire predominately majority interests.

Net cash used in investing activities for the year ended December 31, 2001 of approximately $1,979,000 resulted primarily from approximately $24,588,000 in additional qualified investments made in the period, $490,000 of other investments, and purchase of furniture, fixtures and equipment of approximately $107,000. This was offset by repayments on debt instruments of $11,757,000, return of previously written off investments of $105,000, returns of principal of $210,000, cash from consolidation of majority owned companies of $10,893,000, and distributions from equity method investees of approximately $240,000.

Net cash provided by financing activities for the year ended December 31, 2003 was approximately $1,547,000, primarily attributable to proceeds from the issuance of long term debt of approximately $6,658,000, approximately $2,463,000 from the private placement of common stock and exercise of stock options, and $2,000,000 in proceeds from the sale of preferred stock of a consolidated subsidiary. This was offset by approximately $2,534,000 in payments for Coverage A insurance, $2,255,000 in payments on notes payable-insurance, $450,000 in payments on a line of credit, $416,000 in payments of notes payable-other, $1,834,000 in repayments on bank notes payable, and a change in restricted cash of approximately $2,107,000.

Net cash provided by financing activities for the year ended December 31, 2002 was approximately $10,642,000 primarily attributable to the approximately $30,000,000 in proceeds from the issuance of long term debt, net proceeds of approximately $2,091,000 from the issuance of stock during the twelve months ended December 31, 2002. This was offset by payments on a premium financing note payable-insurance of approximately $7,034,000, payments for Coverage A insurance of approximately $14,514,000 and the full repayment of a mortgage obligation of approximately $307,000.

Net cash provided by financing activities for the year ended December 31, 2001 was approximately $4,291,000 primarily attributable to the approximately $5,200,000 of proceeds from issuance of notes payable-insurance, and other of $575,000 and approximately $726,000 from the issuance of common stock. This was offset by payments on a premium financing note payable-insurance of approximately $1,596,000 and distributions to members of approximately $609,000.

During the year ended December 31, 2003 we and our affiliated companies generated cash flow primarily from the following sources:

•	private placement of common stock, netting $2,463,000;

•	proceeds from issuance of a long-term debt and warrants of $6,658,000;

•	proceeds from sale of preferred stock of a subsidiary of $2,000,000

•	return of investments of approximately $5,976,000, which was held pending reinvestment;

•	interest and dividend income of approximately $4,059,000;

•	other income of approximately $2,151,000, which represents revenue from Newtek’s consolidated operating entities; and

•	cash received from repayments of SBA loans receivable of approximately $9,549,000.

The cash was primarily used to:

•	invest approximately $10,710,000 (including approximately $9,510,000 which was consolidated into our financial statements) in small or early stage businesses;

•	originate approximately $25,101,000 in SBA loans held for investment and for sale:

•	repay a “note payable-insurance” of approximately $2,255,000;

•	purchase of Coverage A insurance of approximately $2,534,000; and

•	pay the line of credit and other payables of approximately $866,000.

During the year ended December 31, 2002 we generated cash flow primarily from the following sources:

•	private placement of common stock, netting $2,091,000;

•	proceeds from issuance of a long-term debt and warrants of $30,000,000;

•	return of investments of approximately $14,045,000, which were held pending reinvestment;

•	interest and dividend income of approximately $900,000;

•	other income of approximately $1,537,000, which represents revenue from consolidated operating entities; and

•	cash received from acquired companies of approximately $2,475,000.

The cash was primarily used to:

•	invest approximately $16,196,000 (including approximately $13,861,000 which was consolidated into Newtek’s financial statements) in small or early stage businesses;

•	repay a “note payable-insurance” of approximately $7,034,000; and

•	purchase Coverage A insurance for approximately $14,514,000.

During the year ended December 31, 2001 we generated cash flow primarily from the following sources:

•	proceeds from issuance of a note payable-insurance of $5,200,000;

•	proceeds from a line of credit of $575,000; private placement of common stock, netting $726,000;

•	return of investments of $12,072,000;

•	interest and dividend income of approximately $1,845,000; and

•	other income of approximately $336,000.

The cash was primarily used to:

•	fund distributions to owners of the predecessors of Newtek in lieu of compensation and related to passed-through tax liabilities of $608,000;

•	invest $24,588,000 (less $11,128,000 which was consolidated into Newtek’s financial statements) in small or early stage businesses; and

•	repay a “note payable- insurance” of approximately $1,596,000.

SBA loans

As of December 31, 2003 and 2002, SBA loans that were past due more than 90 days, but were still performing (accruing interest), amounted to approximately $97,000 and $294,000, respectively.

As of December 31, 2003 and 2002, SBA loans that were on a non-accrual basis amounted to $3,201,000 and $2,915,000, respectively. This $286,000 increase was predominately due to two loans being downgraded to nonperforming status and the amount being charged off. Such charge offs are made due to the decrease in asset quality of the receivables based on performance. Newtek considers the specific payback performance of each SBA loan, as well as payback performance as a whole, to determine if our provision for write-offs is adequate.

Liquidity Risk. Newtek believes that its cash and cash equivalents, its anticipated cash flow from operations, and its ability to access private and public debt and equity markets will provide it with sufficient liquidity to meet its short and long-term capital needs. The loss of any one or two of these liquidity sources would not present an impossible obstacle to Newtek’s operations. However, the failure of the capco insurer, which is primarily liable for the repayment of the capco debt of $152,327,000 would require the capcos to assume this cash repayment obligation of the notes. Management has determined that the likelihood of the capcos becoming primarily liable for a material portion of this debt due to the failure of the insurers, which are subsidiaries of The American International Group, Inc., and are currently rated as “AAA” for financial strength by Standard & Poor’s, is remote. The parent company, AIG, has not agreed to guarantee the obligations of the subsidiary insurers, but it has provided written assurance that, in the event a capco insurer experiences a downgrade in its credit rating, it will transfer the policy obligations to a strong affiliate, if possible.

The following chart represents Newtek’s obligations and commitments, as of December 31, 2003, other than capco debt repayment discussed above for future cash payments under debt, lease and employment agreements:

Year	Debt	Leases	Employment Agreements	Total
2004	$2,747,813	$399,283	$855,000	$4,002,096
2005	2,441,656	413,684	855,000	3,710,340
2006	430,785	412,303	—	843,088
2007	—	261,814	—	261,814
2008		294,969	—	294,969
2009	3,810,161	1,242,633		5,052,794

Total	$9,430,415	$3,024,686	$1,710,000	$14,165,101

This chart excludes distributions for taxes due to capco minority owners (which can not be anticipated).

Commercial Capital Corp. (“CCC”), at the time of its acquisition by Newtek had a $10,000,000 line of credit with a bank. As of December 31, 2002, the amount outstanding under this line of credit was $3,998,630 and was paid off with the proceeds of the Deutsche Bank line of credit in connection with its acquisition of CCC (included in Bank Notes Payable on the accompanying consolidated balance sheet). CCC also had a line of credit with another bank for $75,000,000. As of December 31, 2002, the amount outstanding under this line of credit was $51,325,862 and, less $1,500,000 which was converted into NSBF Preferred Stock, was assumed by Newtek in connection with its acquisition of CCC (included in Bank Notes Payable on the accompanying consolidated balance sheet).

Effective with Newtek’s acquisition of Commercial Capital, a new line of credit was provided by Deutsche Bank to the successor to CCC, NSBF. The aforementioned CCC credit lines were refinanced, with the aforementioned outstanding SBA loan balances aggregating, after accounting for the conversion of $1,500,000 to preferred stock, $53,824,492 at December 31, 2002. The new line of credit for $75 million expires June 30, 2004 and is guaranteed by Newtek. As of December 31, 2003, NSBF had $51,990,047 outstanding on the line of credit, which bears interest at the prime interest rate minus .50%, and is collateralized by the loans made by NSBF. The interest rate at December 31, 2003 was 3.50%. Interest on the line is payable monthly in arrears. This line of credit requires that a percentage of all advances made to NSBF be deposited into an account in the name of the bank. The balance in this account as of December 31, 2003 was $2,670,353 and is included in receivable from bank on the accompanying consolidated balance sheet. NSBF must meet certain administrative and financial covenants, including the maintenance of a minimum net worth, ratio of total indebtedness to net worth, limitation on permitted subordinated debt and profitability covenants as defined in the agreement. NSBF was in compliance with all covenants as of December 31, 2003.

Under the terms of the credit line, all payments received from NSBF’s borrowers except for principal and interest on the guaranteed portion of the loans are transferred into a restricted bank account. NSBF cannot use these funds until the end of a calendar month at which time the funds are used to pay required principal and interest to the bank and certain other required payments. As of December 31, 2003, restricted cash totaled $2,107,471.

Newtek Small Business Finance may request an increase in the line of credit, which Deutsche Bank, in its sole discretion, may increase in total up to $100 Million.

As of December 31, 2003, Newtek had approximately $33,445,000 in cash of which substantially all was either restricted for use for capco activities or on hand in investee companies.

Management of Newtek expects to have three basic working capital requirements in the near term. These are:

•	initial funding of new capcos;

•	working capital for operating its current businesses; and

•	funds for investment by the capcos in order to meet minimum investment requirements.

Newtek expects to finance its participation in additional capcos and other ventures principally with externally generated funds, which may include:

•	borrowings under current or future bank facilities; and/or

•	the sale of equity, equity-related or debt securities on terms and conditions similar to those obtained for similar sales during 2003.

Newtek funds its current operations almost exclusively through the receipt of annual management fees from the capcos equal to 2.5% of initial funding, as well as periodic private placements of its common stock. However, the management fees do not represent revenues to Newtek on a consolidated basis as this is a transfer of funds from Newtek’s capcos to the management entity of Newtek, and all intercompany transactions and balances are eliminated in consolidation. These fees from current capcos are expected to decrease over the next few years as the capcos mature in their business cycle. In the absence of either new capcos or a material increase in the profitability of its operating companies, Newtek will experience a decrease in its liquidity. Management believes that numerous, realistic options are available to the Company to compensate for this, such as borrowings or additional offerings in the capital markets. However, if new capcos are not created, and if the operating companies do not begin to produce significant cash flow surpluses, and if the capital markets should be inaccessible to Newtek and if other borrowings are unavailable, Newtek would be forced to diminish materially its operations so as to conform its expenditures to the cash then available. Management cannot at this time foresee any realistic circumstance where such a contraction of business would be necessary.

Management does not anticipate the need for additional funding in order for its existing capcos to meet the minimum investment requirements imposed under the capco programs. As detailed elsewhere, the record of Newtek’s capcos in progressing towards the minimum required investment levels is good and management does not foresee any likely event which would preclude all of the capcos meeting their respective requirements ahead of schedule.

Income from Capco Tax Credits

In general, the capcos issue debt and equity instruments to insurance company investors. For a description of the debt and equity instruments and warrants issued by Newtek’s capcos, see Notes to the Consolidated Financial Statements. The capcos then make targeted investments, as defined under the respective state statutes, with the funds raised. Each capco, has a contractual arrangement with the particular state that entitles the capco to receive (or, earn) tax credits from the state upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the capcos to maintain their state-issued certifications, the capcos must make targeted investments in accordance with these requirements, which requirements are consistent with Newtek’s overall business strategy of acquiring controlling positions in operating companies. Each capco also has separate, contractual arrangements with the insurance company investors obligating the capco to pay interest on the aforementioned debt instruments. The capco may satisfy this interest obligation by delivering the tax credits or paying cash. The insurance company investors have the legal right to receive and use the tax credits and would, in turn, use these tax credits to reduce their respective state tax liabilities in an amount usually equal to 100% of their investments in the capcos. The tax credits can be utilized over a ten-year period at a rate of, usually, 10% per year and in some instances are transferable and can be carried forward. Newtek’s revenue from tax credits may be used solely for the purpose of satisfying the capcos’ obligations to the insurance company investors.

A description is set forth above of the manner in which Newtek and its capcos account for the tax credit income. See, “Critical Accounting Policies – Revenue Recognition.”

The amount earned and recorded as income is determined by multiplying the total amount of tax credits allocated to the capco by the percentage of tax credits immune from recapture (the earned income percentage) at that point. To the extent that the investment requirements are met ahead of schedule, and the percentage of non-recapturable tax credits is accelerated, the present value of the tax credit earned is recognized currently and the asset, credits in lieu of cash, is accreted up to the amount of tax credits deliverable to the Certified Investors. The obligation to deliver tax credits to the Certified Investors is recorded as notes payable in credits in lieu of cash. On the date the tax credits are utilizable by the Certified Investors, the capco decreases credits in lieu of cash with a corresponding decrease to notes payable in credits in lieu of cash.

The total amount of tax credits allocated to each of the capcos, the required investment percentages, recapture percentages and related earned income percentages, and pertinent dates are summarized as follows:

The First to Occur

State Capco or Fund	Total Tax Credits Allocated	Investment Benchmark	Investment Benchmark Date	Decertification Recapture Thresholds	Recapture Percentage	Earned Income Percentage
FLORIDA	$37,384,028	20%	12/31/00	Prior to 20%	100%	0%
Wilshire		30%	12/31/01	After 20 before 30%	70%	30%
Partners (WP)		40%	12/31/02	After 30 before 40%	60%	40%
		50%	12/31/03	After 40 before 50%	50%	50%
				After 50%	0%	100%
NEW YORK	$35,160,202			Prior to 25%	100%	0%
Wilshire		25%	12/21/02	After 25 before 40%	85%	15%
N.Y. Partners III		40%	12/21/03	After 40 before 50%	70%	30%
(WNY III)		50%	12/21/04	After 50%	0%	100%
COLORADO	$16,175,415			Prior to 30%	100%	0%
Statewide Pool		30%	4/22/05	After 30 before 50%	80%	20%
Wilshire Colorado		50%	10/25/07	After 50%	0%	100%
Partners (WC)				Prior to 30%	100%	0%
COLORADO	$5,882,352	30%	4/22/05	After 30 before 50%	80%	20%
Rural Pool		50%	10/25/07	After 50%	0%	100%
Wilshire Colorado
Partners (WC)
LOUISIANA	$18,040,000			Prior to 30%	100%	0%
Wilshire LA		30%	10/14/02	After 30 before 50%	70%	30%
Advisers (WLA)		50%	10/14/04	After 50%	0%	100%

WISCONSIN	$16,666,667			Prior to 30%	100%	0%
Wilshire		30%	10/25/02	After 30 before 50%	70%	30%
Investors (WI)		50%	10/25/04	After 50%	0%	100%
LOUISIANA	$8,000,000			Prior to 30%	100%	0%
Wilshire		30%	10/15/05	After 30 before 50%	87.5%	12.5%
LA Partners III		50%	10/15/07	After 50%	0%	100%
(WLPIII)
NEW YORK	$6,807,866			Prior to 25%	100%	0%
Wilshire		25%	4/7/02	After 25 before 40%	85%	15%
N.Y. Advisers II		40%	4/7/03	After 40 before 50%	70%	30%
(WLA II)		50%	4/7/04	After 50%	0%	100%

LOUISIANA	$6,800,000	30%	10/16/06	Prior to 30%	100%	0%
Wilshire		50%	10/16/08	After 30 before 50%	87.5%	12.5%
LA Partners IV				After 50%	0%	100%
(WLA IV)
NEW YORK	$3,810,161			Prior to 25%	100%	0%
Wilshire		25%	6/22/00	After 25 before 40%	85%	15%
Advisers(WA)		40%	6/22/01	After 40 before 50%	70%	30%
LOUISIANA	$3,355,000			Prior to 30%	100%	0%
Wilshire				After 30 before 50%	70%	30%
LA Partners II				After 50%	0%	100%
(WLP II)

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

State Capco or Fund	Allocated Tax Credits	Investment Benchmark Percentage/Dollars		Earned Income Percentage/Dollars
FLORIDA	$37,384,028	20%	$7,476,806	30%	$11,215,208
Wilshire		30%	$11,215,208	40%	$14,953,611
Partners (WP)		40%	$14,953,611	50%	$18,692,014
		50%	$18,692,014	100%	$37,384,028
NEW YORK	$35,160,202	25%	$8,790,051	15%	$5,274,030
Wilshire N.Y		40%	$14,064,080	30%	$10,548,060
Partners III (WNY III)		50%	$17,580,101	100%	$35,160,202
COLORADO	$16,175,415	30%	$4,852,625	20%	$3,235,083
Wilshire Colorado		50%	$8,087,708	100%	$16,175,415
Partners (WC)
Statewide Pool
COLORADO	$5,882,352	30%	$1,764,706	20%	$1,176,470
Wilshire Colorado		50%	$2,941,176	100%	$5,882,352
Partners (WC)
Rural Pool
LOUISIANA	$18,040,000	30%	$4,920,000	30%	$5,412,000
Wilshire LA		50%	$8,200,000	100%	$18,040,000
Advisers (WLA)

WISCONSIN	$16,666,667	30%	$5,000,000	30%	$5,000,000
Wilshire		50%	$8,333,334	100%	$16,666,667
Investors (WI)
LOUISIANA	$8,000,000	30%	$2,400,000	12.5%	$1,000,000
Wilshire LA		50%	$4,000,000	100%	$8,000,000
Partners III (WLPIII)
NEW YORK.	$6,807,866	25%	$1,701,967	15%	$1,021,180
Wilshire N.Y		40%	$2,723,146	30%	$2,042,360
Advisers II (WNY II)		50%	$3,403,933	100%	$6,807,866
LOUISIANA	$6,800,000	30%	$2,040,000	12.5%	$850,000
Wilshire LA
Partners IV		50%	$3,400,000	100%	$6,800,000
(WLP IV)
NEW YORK	$3,810,161	25%	$952,540	15%	$571,524
Wilshire		40%	$1,524,064	30%	$1,143,048
Advisers (WA)		50%	$1,905,081	100%	$3,810,161
LOUISIANA	$3,355,000	30%	$915,000	30%	$1,006,500
Wilshire LA		50%	$1,525,000	100%	$3,355,000
Partners II (WLP II)

During the years ended December 31, 2003, 2002 and 2001, the capcos satisfied certain investment benchmarks and the related recapture percentage requirements and accordingly, earned a portion of the tax credits. In addition, in 2003, 2002 and 2001 Newtek recognized income from the accretion of the discount attributable to tax credits earned in prior years. See Notes to Consolidated Financial Statements.

During 2003, Newtek established and received certification for one new capco, Wilshire Louisiana Partners IV.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates include:

*	allowance for possible loan losses ;

*	valuation of intangible assets and goodwill including the values assigned to acquired intangible assets;

*	stock-based compensation; and

*	income tax valuation allowance.

Management continually evaluates its accounting policies and the estimates it uses to prepare the consolidated financial statements. In general, the estimates are based on historical experience, on information from third party professionals and on various other sources and assumptions that are believed to be reasonable under the facts and circumstances at the time such estimates are made. Management considers an accounting estimate to be critical if:

*	it requires assumptions to be made that were uncertain at the time the estimate was made; and

*	changes in the estimate, or the use of different estimating methods, could have a material impact on the Company’s consolidated results of operations or financial condition.

Actual results could differ from those estimates. Significant accounting policies are described in Note 1 to the consolidated financial statements, which are included in Item 15 in this Form 10-K filing. In many cases, the accounting treatment of a particular transaction is specifically indicated by GAAP. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Certain of our accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions. The following critical accounting policies are not intended to be a comprehensive list of all of our accounting policies or estimates.

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

The amount earned and recorded as income is determined by multiplying the total amount of tax credits allocated to the capco by the percentage of tax credits immune from recapture (the earned income percentage) at that point. To the extent that the investment requirements are met ahead of schedule, and the percentage of non-recapturable tax credits is accelerated, the present value of the tax credit earned is recognized currently and the asset, credits in lieu of cash, is accreted up to the amount of tax credits deliverable to the Certified Investors. The obligation to deliver tax credits to the Certified Investors is recorded as notes payable in credits in lieu of cash. On the date the tax credits are utilizable by the Certified Investors, the capco decreases credits in lieu of cash with a corresponding decrease to notes payable in credits in lieu of cash.

SBA lending: Interest income on SBA loans is recognized as earned. When a SBA loan is 90 days past due with respect to principal or interest and, in the opinion of management, interest or principal on individual loans is not collectible, or at such earlier time as management determines that the collectibility of such principal or interest is unlikely, the accrual of interest is discontinued and all accrued but uncollected interest income is reversed. Cash payments subsequently received on nonaccrual loans are recognized as income only where the future collection of the recorded value of the SBA loan is considered by management to be probable. Certain related direct costs to originate loans (including fees paid to SBA loan brokers) are deferred and amortized over the contractual life of the SBA loan using a method that approximates the effective interest method.

Electronic payment processing revenue: Electronic payment processing and fee income is derived from electronic processing of credit, charge and debit card transactions that are authorized and captured through third-party networks. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for handling chargebacks, association bank fees as well as interchange and assessments paid to electronic payment associations (MasterCard and Visa) pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Revenues derived from the processing of transactions are recognized at the time the merchants’ transactions are processed. Related interchange and assessment costs and bank processing fees are also recognized at that time. Interchange and bank processing fees include costs directly attributable to the furnishing of transaction processing and other services to our merchant customers. The most significant components of cost of service include interchange and assessment costs, which are set by the credit card associations. Interchange is passed on to the entity issuing the credit card used in the transaction and assessments are retained by the credit card associations. Interchange and assessment fees are billed primarily as a percent of dollar volume processed and, to a lesser extent, as a per-transaction fee.

Capco Debt Issuance. The capco notes require, as a condition precedent to the funding of the notes, that insurance be purchased to cover the risks associated with the operation of its capcos. This insurance is purchased from American International Specialty Lines Insurance Company and National Union Fire Insurance Company of Pittsburgh, both subsidiaries of American International Group, Inc. (AIG), an international insurer. In order to comply with this condition precedent to the funding, the notes closing is structured as follows: (1) the Certified Investors wire their funds directly into an escrow account; (2) the escrow agent, pursuant to the requirements under the note and escrow agreement, automatically and simultaneously funds the purchase of the insurance contract from the proceeds received. Newtek’s capco is not entitled to the use and benefit of the net proceeds received until the escrow agent has completed the purchase of the insurance. AIG and its subsidiaries noted above are AAA credit rated.

Under the terms of this insurance, which is for the benefit of the Certified Investors, the capco insurer incurs the primary obligation to repay the Certified Investors a substantial portion of the debt (including all cash payments) as well as to make compensatory payments in the event of a loss of the availability of the related tax credits. The capco remains secondarily liable for such payments and must periodically assess the likelihood that it will become primarily liable and, if necessary, record a liability at that time. The parent company, AIG, has not guaranteed the obligations of its subsidiary insurers, although it has committed to move the payment obligations to an affiliated company in the event the capco insurer is materially downgraded in its credit rating.

Investment Accounting and Valuation. The various interests that the capcos and Newtek acquire as a result of their investments are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on our voting interest in a company, and monthly valuations are performed so as to keep our records current in reflecting the operations of all of its investments.

Companies in which we directly or indirectly owns more than 50% of the outstanding voting securities or those Newtek has effective control over, or are deemed as a variable interest entity that needs to be consolidated under the provisions of FIN 46 “Consolidation of Variable Interest Entities”, are generally accounted for under the consolidation method of accounting. Under this method, an investment’s results of operations are reflected within our Consolidated Statement of Income. All significant intercompany accounts and transactions are eliminated. The results of operations and cash flows of a consolidated entity are included through the latest interim period in which Newtek owned a greater than 50% direct or indirect voting interest, exercised control over the entity for the entire interim period or was otherwise designated as the primary beneficiary. Upon dilution of voting interest at or below 50%, or upon occurrence of a triggering event requiring reconsideration as to the primary beneficiary of a variable interest entity, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

Companies that are not consolidated, but over which we exercise significant influence, are accounted for under the equity method of accounting. Whether or not Newtek exercises significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities, including voting rights associated with Newtek’s holdings in common, preferred and other convertible instruments. Under the equity method of accounting, a company’s accounts are not reflected within our Consolidated Statement of Income; however, Newtek’s share of the investee’s earnings or losses are reflected under the caption “Equity income (loss)” in the Consolidated Statement of Income.

Companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting, for which monthly valuations are performed. Under this method, our share of the earnings or losses of such companies is not included in the Consolidated Statements of Income, but the investment is carried at historical cost. In addition, cost method impairment charges are recognized as necessary, in the Consolidated Statement of Income if circumstances suggest that this is an “other than temporary decline” in the value of the investment, particularly due to losses. Subsequent increases in value, if any, of the underlying companies are not reflected in our financial statements until realized in cash. We record as income amounts previously written off only when and if we receive cash in excess of its remaining investment balance.

On a monthly basis, the investment committee of each capco meets to evaluate each of our investments. Newtek considers several factors in determining whether an impairment exists on the investment, such as the companies’ net book value, cash flow, revenue growth and net income. In addition, the investment committee looks at larger variables, such as the economy and the particular company’s industry, to determine if an other than temporary decline in value exists in each capco’s and Newtek’s investment.

Impairment of Goodwill. Management of the Company considers the following to be some examples of important indicators that may trigger an impairment review outside its annual goodwill impairment review under the provisions of FAS 142: (i) significant under-performance or loss of key contracts acquired in an acquisition relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the acquired assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in our stock price for a sustained period of time; and (vi) regulatory changes. In assessing the recoverability of our goodwill and intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The fair value of an asset could vary, depending upon the estimating method employed, as well as assumptions made. This may result in a possible impairment of the intangible assets and/or goodwill, or alternatively an acceleration in amortization expense. During the year ended December 31, 2003, management determined that impairment of goodwill was triggered as a result of the annual impairment test and appropriately recorded a charge in the accompanying consolidated statement of income.

Allowance for Possible SBA Loan Losses. An allowance for possible SBA loan losses is established by a provision for possible SBA loan losses charged to operations. Actual SBA loan losses or recoveries are charged or credited directly to this allowance. The provision for possible SBA loan losses is management’s estimate of the amount required to maintain an allowance adequate to reflect the risks in the SBA loan portfolio; however, ultimate losses may vary from the current estimates. This estimate is reviewed periodically and any necessary adjustments are made in the period in which they become known.

On an individual basis, we evaluate all non-performing loans for possible impairment. The amount of impairment is determined by comparing the carrying value of the SBA loan to the estimated fair market value of the collateral we hold and the difference is added to the Allowance for Possible Loan Losses. Newtek will have a new appraisal done on the collateral if management feels it may have changed in value. If the carrying amount of the SBA loan (net of the allowance for possible loss) is different than the actual net recovery amount after liquidation of the collateral, then the company will record a gain/loss in its Consolidated Statement of Income at the time of disposition.

Additionally, all loans are also evaluated as a group, and we use industry wide statistics of SBA loan losses and management’s experience in the industry to record reserves on its SBA loan portfolio.

Stock Based Compensation. The Company has elected to continue using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for employee stock options. With regard to stock options, no stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock at the date of grant. Compensation expense on restricted shares granted to employees is measured at the fair market value on the date of grant and recognized in the consolidated statement of income on a pro-rata basis over the service period, which approximates the vesting period.

Income Taxes. Deferred tax assets and liabilities are computed based upon the differences between the financial statement and income tax basis of assets and liabilities using the enacted tax rates in effect for the year in which those temporary differences are expected to be realized or settled. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company has not entered into any financial instruments within the scope of SFAS No. 150 since May 31, 2003, nor does it currently hold any financial instruments within its scope.

In January of 2003, the FASB issued Financial Accounting Series Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by the primary beneficiary of the entity, which represents the company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. On December 24, 2003, the FASB issued a revision to FIN 46, which among other things deferred the effective date for certain variable interests. Application is required for interests in special-purpose entities in the period ending after December 15, 2003 and application is required for all other types of variable interest entities in the period ending after March 31, 2004. We have elected not to defer the application of FIN 46 and FIN 46R to its interests in potential variable interest entities created prior to February 1, 2003.

As a result of adoption of FIN 46 and FIN 46R during the current year, we determined that we are the primary beneficiary of two variable interest entities in which we previously had accounted for under the equity method or cost method of accounting. Accordingly, we have consolidated such entities into our financial statements, and the net effect of such consolidation at December 31, 2003 was not significant to the Company’s financial position. Additionally, we evaluated investments made after January 31, 2003 and determined that several entities were variable interest entities which were consolidated under the provisions of FIN 46.

Impact of Inflation

The impact of inflation on our results of operations is not material.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of our business activities contain elements of risk. We consider the principal types of risk to be fluctuations in interest rates and loan portfolio valuations. We consider the management of risk essential to conducting our businesses. Accordingly, risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

Because the SBA lender borrows money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have the effect of a net increase (decrease) in assets by less than 1% for 2003. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could effect a net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

We have market risk sensitive instruments related to interest rates. The Company has outstanding bank notes payable of approximately $52 million at December 31, 2003. Interest rates on such notes are variable at prime minus 0.5%.

Management of the Company does not believe that it has significant exposure to changing interest rates on the line of credit because the line expires on June 30, 2004, and due to the short term nature of the borrowings. We have not undertaken any additional actions to cover interest rate market risk and are not a party to any other interest rate market risk management activities.

Additionally, we do not have significant exposure to changing interest rates on invested cash, which was approximately $33.4 million and $41.2 million at December 31, 2003 and 2002, respectively. Newtek invests cash mainly in money market accounts and other investment-grade securities and does not purchase or hold derivative financial instruments for trading purposes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are included as separate sections of this Form 10-K. See Item 15.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

Item 9A. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, Newtek Business Services, Inc. carried out an evaluation, under the supervision and with the participation of Newtek’s management, including Newtek’s Chief Executive Officer and Newtek’s Chief Financial Officer, of the effectiveness of the design and operation of Newtek’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Newtek’s Chief Executive Officer and Newtek’s Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to Newtek (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in Newtek’s internal controls or in other factors that could significantly affect these controls subsequent to the date Newtek conducted its evaluation.

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

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item as to Newtek Business Services, Inc.’s directors, executive officers and control persons is contained in the Company’s proxy statement to be filed prior to April 30, 2004, under the captions, “Election of Directors’ and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. We have adopted a code of ethics that applies to all directors and employees, including the principal executive, financial and accounting officers. A copy of the code of ethics will be made available upon request and may be viewed on our web site.

Item 11. EXECUTIVE COMPENSATION

The information required by this item as to Newtek Business Services, Inc.’s executive compensation is contained in the Company’s proxy statement to be filed prior to April 30, 2004, under the caption “Executive Compensation” and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in the Company’s proxy statement to be filed prior to April 30, 2004, under the caption, “Voting Securities and Principal Stockholders” and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended December 31, 2003, 2002 and 2001, the Company obtained financial consulting services from the firm of Janover Rubinroit, in the amounts of approximately $211,000, $177,000 and $157,000, respectively. Two partners of Janover Rubinroit, Michael Goodman and Mark Goodman, are related to Mr. Wasserman, one of the Company’s directors, as father-in-law and brother-in-law, respectively, and they collectively hold approximately 49 percent of the ownership of Janover Rubinroit.

During 2001 and part of 2002, the Company leased approximately 2,400 square feet of office space for its principal administrative office in East Meadow, NY, from a company controlled by Mr. Robert Cohen, father-in-law to Jeffrey G. Rubin, a director of the Company. The aggregate cost of the rental was approximately $1,200 and $45,000 for 2002 and 2001 respectively.

See also Note 15 to the Consolidated Financial Statements.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item as to Newtek Business Services, Inc.’s principal accounting fees and services is contained in the Company’s proxy statement to be filed prior to April 30, 2004, under the caption “Principal Accounting Fees and Services” and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

			Page

(a	)	Financial Statements and Exhibits

		Exhibits: Exhibits submitted with this Annual Report on Form 10-K as filed with the Securities and Exchange Commission and those incorporated by reference to other filings are listed on the Exhibit Index	51

		Consolidated Financial Statements and Independent Auditor’s Report See “Index to Consolidated Financial Statements”	F-1

(b	)	Reports on Form 8-K

The following reports on Form 8-K were filed during the three month period ended December 31, 2003 and between January 1, 2004 and the date of this filing:

Form 8-K dated October 21, 2003 and amended November 18, 2003 providing information with respect to the acquisition of Automated Merchant Services, Inc. on August 7, 2003, including unaudited condensed consolidated balance sheets and statements of income.

Form 8-K dated November 4, 2003 relating to a press release announcing the Company’s preliminary results for its third fiscal quarter ended September 30, 2003.

Form 8-K dated February 26, 2004 relating to separate marketing agreements with Merrill Lynch Business Financial Services, Inc. and CBW Financial Services, Inc.

Form 8-K dated March 2, 2004 relating to a press release announcing the Company’s preliminary results for its fourth fiscal quarter and fiscal year ending December 31, 2003 and announced a marketing agreement with The Navy Federal Credit Union.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

.	NEWTEK BUSINESS SERVICES, INC.

Date: March 30, 2004	By: /s/ BARRY SLOANE
Barry Sloane

(Chairman and Chief Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY SLOANE Barry Sloane	Chairman of the Board and Chief Executive Officer and Secretary	March 30, 2004

/s/ JEFFREY G. RUBIN Jeffrey G. Rubin	President, Chief Investment Officer and Director	March 30, 2004

/s/ BRIAN A. WASSERMAN Brian A. Wasserman	Treasurer, Chief Financial Officer and Director	March 30, 2004

/s/ DAVID BECK David Beck	Director	March 30, 2004

/s/ CHRISTOPHER G. PAYAN Christopher G. Payan	Director	March 30, 2004

/s/ STEVEN A. SHENFELD Steven A. Shenfeld	Director	March 30, 2004

/s/ JEFFREY M. SCHOTTENSTEIN Jeffrey M. Schottenstein	Director	March 30, 2004

/s/ GIUSEPPE SOCCODATO Giuseppe Soccodato	Controller and Chief Accounting Officer	March 30, 2004

EXHIBITS INDEX

Number	Description

2.1	Agreement and Plan of Merger between REXX Environmental Corporation and Newtek Business Services, Inc.(formerly known as TWG, Inc.) dated December 9, 1999. (Incorporated by Reference to Exhibit 2.1 to Registration Statement No. 333-43550).

2.2	Plan of Merger between BJB Holdings and Whitestone Acquisition Corp. dated January 14, 2000. (Incorporated by reference to Exhibit No. 2.2 to Registration Statement No. 333-43550).

2.3	Stock Purchase Agreement among Greg S. Watkins, Daren J. Barone and REXX Environmental Corporation dated June 10, 1999. (Incorporated by reference to Exhibit No. 2.3 to Registration Statement No. 333-43550).

2.4	Letter Agreements amending the term of the Stock Purchase Agreement dated November 29, 1999, January 6, 2000, April 27, 2000 and June 28, 2000. (Incorporated by reference to Exhibit No. 2.4 to Registration Statement No. 333-43550).

2.5	Agreement and Plan of Merger among Newtek Capital, Inc., Exponential Business Development Company, Inc. and the Stockholders of Exponential Business Development Company, Inc., January 9, 2002 (Incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.)

2.6	Agreement and Plan of Merger among Newtek Capital, Inc., Wilshire New York Partners III, LLC, Comcap Holdings Corp., Charles Freeman, Craig Reynolds, the Majority Stockholders of Comcap Holdings Corp., and the Green Family Entities, and to be Joined in by SBA Holdings, Inc., August 8, 2002 (Incorporated by reference to Exhibit 2.1 to Newtek’s Current Report on Form 8-K, filed October 2, 2002.)

2.7	Guaranty Agreement of Newtek Business Services, Inc. with DB Structured Products, Inc., December 31, 2002. (Incorporated by reference to Exhibit 2.7 of Newtek’s Annual Report on Form 10-KSB, filed March 31, 2003.)

2.8	Agreement and Plan of Merger, August 7, 2003, among Newtek Business Services, Inc., Automated Merchant Services Acquisition Corp., Automated Merchant Services, Inc., Martin Blank, Michael Rothman and Ellen Rothman, Trustees, and Michael Rothman (Incorporated by reference to Exhibit 2.1 to Newtek’s Report on Form 8-K, filed October, 2003.

3.1	Certificate of Incorporation of Newtek Business Services, Inc., as revised through November 25, 2002. (Incorporated by reference to Exhibit 3.2 of Newtek’s Annual Report on Form 10-KSB, filed March 31, 2003).

3.2	Bylaws of Newtek Business Services, Inc. (Incorporated by reference to Exhibit No. 3.2 to Registration Statement No. 3.2).

10.1	Employment Agreement with Jeffrey G. Rubin, March 6, 2003. (Incorporated by reference to Exhibit No. 10.1 to Newtek’s Annual Report on Form 10-KSB, filed March 31, 2003).

10.2	Employment Agreement with Barry Sloane, March 6, 2003. (Incorporated by reference to Exhibit No. 10.2 to Newtek’s Annual Report on Form 10-KSB, filed March 31, 2003).

10.3	Employment Agreement with Brian A. Wasserman, March 6, 2003. (Incorporated by reference to Exhibit No. 10.3 to Newtek’s Annual Report on Form 10-KSB, filed March 31, 2003).

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

F-1

Report of Independent Auditors

To the Board of Directors and Stockholders

of Newtek Business Services, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Newtek Business Services, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company changed the manner in which it accounts for investments in variable interest entities upon adoption of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities”, on July 1, 2003.

As discussed in Note 1, the Company changed the manner in which it accounts for goodwill upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002.

PricewaterhouseCoopers LLP

New York, New York

February 28, 2004

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS
Cash and cash equivalents	$33,444,611	$41,171,358
Restricted cash	2,107,471	—
Credits in lieu of cash	71,294,083	41,580,950
SBA loans receivable, net of reserve for loan losses	52,050,725	56,073,016
Accounts receivable, (net of allowance of $96,480 and 34,466, respectively)	469,768	661,351
Receivable from bank	2,670,353	2,938,309
SBA loans held for sale	3,619,582	—
Accrued interest receivable	281,072	285,151
Investments in qualified businesses – equity method investments	300,000	1,091,110
Investments in qualified businesses – held to maturity investments	1,420,179	3,962,353
Structured insurance product	3,054,705	2,893,301
Prepaid insurance	13,282,630	14,056,196
Prepaid expenses and other assets	2,661,196	575,772
Furniture, fixtures and equipment, (net of accumulated depreciation of $390,011 and $190,590, respectively)	670,715	546,231
Customer merchant accounts (net of accumulated amortization of $269,380 and $43,325, respectively)	3,024,298	356,675
Goodwill	1,832,621	2,862,965

Total assets	$192,184,009	$169,054,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$6,095,440	$4,218,367
Notes payable – certified investors	3,829,973	3,844,181
Notes payable – insurance	4,115,136	5,369,896
Notes payable – other	1,000,000	480,500
Borrowings under line of credit	—	450,000
Bank notes payable	51,990,047	53,824,492
Note payable in credits in lieu of cash	65,697,050	65,196,116
Deferred tax liability	10,815,790	3,726,151

Total liabilities	143,543,436	137,109,703

Minority interest	8,393,151	4,772,741

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock (par value $0.02 per share; authorized 39,000,000 shares, issued and outstanding 26,209,211 and 25,341,428, not including 582,980 shares held in escrow)	524,184	506,828
Additional paid-in capital	26,588,400	20,992,827
Unearned compensation	(2,106,588)	—
Retained earnings	15,241,426	5,672,639

Total stockholders’ equity	40,247,422	27,172,294

Total liabilities and stockholders’ equity	$192,184,009	$169,054,738

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Revenue:
Income from tax credits	$44,933,405	$30,603,046	$21,497,956
Electronic payment processing	6,297,246	1,584,476	121,418
Servicing fee and premium income	2,701,842	—	—
Interest and dividend income	4,059,321	900,127	1,845,238
Recovery of investment previously written off	350,000	28,635	105,000
Gain on sale of property	—	16,841	—
Other income	2,150,986	1,536,502	335,574

Total revenue	60,492,800	34,669,627	23,905,186

Expenses:
Interest	13,878,956	11,485,367	11,577,169
Payroll and consulting fees	8,407,347	4,564,954	2,664,716
Electronic payment processing costs	3,684,962	632,024	42,348
Professional fees	5,327,789	3,145,246	2,060,635
Insurance	2,468,835	1,951,248	1,529,688
Write-down of asset held for sale to net realizable value	—	—	168,071
Other than temporary decline in value of investments	1,996,040	1,602,365	476,645
Equity in net losses of affiliates	—	729,109	2,279,852
Provision for loan losses	473,418	—	—
Goodwill impairment	1,435,232	—	—
Other	4,750,484	3,041,338	1,133,103

Total expenses	42,423,063	27,151,651	21,932,227

Income before minority interest, provision for income taxes and extraordinary items	18,069,737	7,517,976	1,972,959
Minority interest	(1,598,040)	(335,324)	(508,783)

Income before provision for income taxes and extraordinary items	16,471,697	7,182,652	1,464,176
Provision for income taxes	(7,089,639)	(2,657,410)	(534,616)

Income before extraordinary items	9,382,058	4,525,242	929,560
Extraordinary gain on acquisition of minority interests	—	907,766	—
Extraordinary gain on acquisition of a business	186,729	2,735,243	—

Net income	$9,568,787	$8,168,251	$929,560

Weighted average common shares outstanding
Basic	25,777,147	24,183,501	21,889,958
Diluted	26,177,274	24,293,540	21,909,527
Income per share after extraordinary gain
Basic	$.37	$.34	$.04
Diluted	$.37	$.34	$.04
Income per share before extraordinary gain
Basic	$.36	$.19	$.04
Diluted	$.36	$.19	$.04

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Shares	Common Stock	Additional Paid-in- Capital	Unearned compensation	(Accumulated Deficit) Retained Earnings	Total
Balance at December 31, 2000	21,373,460	$427,469	$12,267,052	$—	$(3,425,172)	$9,269,349
Issuance of common stock and warrants	839,057	16,781	1,745,413	—	—	1,762,194
Distributions to Capco members	—	—	(607,542)	—	—	(607,542)
Compensation expense	—	—	37,976	—	—	37,976
Net Income	—	—	—	—	929,560	929,560

Balance at December 31, 2001	22,212,517	$444,250	$13,442,899	—	$(2,495,612)	$11,391,537
Issuance of common stock and warrants	3,128,911	62,578	7,460,794	—	—	7,523,372
Compensation expense	—	—	89,134	—	—	89,134
Net income	—	—	—	—	8,168,251	8,168,251

Balance at December 31, 2002	25,341,428	$506,828	$20,992,827	—	$5,672,639	$27,172,294
Issuance of common stock	642,020	12,841	2,428,423	—	—	2,441,264
Exercise of stock options	203,243	4,065	597,826	—	—	601,891
Deferred compensation relating to restricted stock and restricted stock unit issuances	22,520	450	2,422,972	(2,423,422)	—	—
Compensation expense	—	—	146,352	316,834	—	463,186
Net income	—	—	—	—	9,568,787	9,568,787

Balance at December 31, 2003	26,209,211	$524,184	$26,588,400	$(2,106,588)	$15,241,426	$40,247,422

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$9,568,787	$8,168,251	$929,560
Adjustments to reconcile net income to net cash used in operating activities:
Other than temporary decline in value of investments, net of recoveries	1,646,040	1,573,730	371,645
Write-down of asset held for sale to net realizable value	—	—	168,071
Equity in losses of affiliates		729,109	2,279,852
Extraordinary gains	(186,729)	(3,643,009)	—
Gain on sale of asset held for sale	—	(16,841)	—
Loss on disposition of assets	—	39,725	—
Income from tax credits	(44,933,405)	(30,603,046)	(21,497,956)
Deferred income taxes	7,089,639	2,657,410	534,616
Depreciation and amortization	484,484	147,681	74,054
Provision for loan losses	473,418	—	—
SBA loans originated for sale	(18,684,588)	—	—
Proceeds from sale of SBA loans	15,065,006	—	—
Goodwill Impairment	1,435,232	—	—
Accretion of interest income	(175,612)	(175,615)	(161,407)
Accretion of interest expense	11,596,998	10,732,980	10,676,928
Non cash compensation	569,981	229,564	96,776
Minority interest	1,598,040	335,324	508,783
Changes in assets and liabilities, net of the effect of business acquisitions:
Prepaid insurance	1,773,566	506,227	1,366,535
Discount on loan originations, net	416,222
Prepaid expenses, accounts receivable and other assets	(1,562,399)	(213,509)	(179,231)
Accounts payable and accrued expenses	1,848,073	(376,122)	(1,005,441)

Net cash used in operating activities	(11,977,247)	(9,908,141)	(5,837,215)

Cash flows from investing activities:
Investments in qualified businesses (held to maturity investments)	(1,200,000)	(2,334,724)	(12,559,893)
Investments in qualified businesses (equity method investments)	—	—	(900,000)
Investments in qualified businesses (consolidated entities)	(9,510,000)	(13,860,832)	(11,128,283)
Other investments	(4,640)	—	(489,500)
Return of capital-equity method investments	350,000
Return of investments – held to maturity – investments	1,569,744	8,742,909	11,862,284
Return of investments – consolidated entities	4,406,020	5,302,583	210,000
Consolidation of majority owned entities	5,991,718	8,871,734	10,893,283
Cash received from acquisitions	—	2,474,512	—
Distributions from equity method investees	—	—	240,399
Purchase of furniture, fixtures and equipment	(323,905)	(279,438)	(107,361)
Cash paid for acquisition of AMS, net of cash received	(1,707,728)	—	—
SBA Loans originated for investment	(6,416,688)	—	—

Payments received on SBA loans	9,549,339	—	—
Proceeds from sale of property	—	348,770	—

Net cash provided by (used in) investing activities	2,703,860	9,265,514	(1,979,071)
Cash flows from financing activities:
Proceeds from issuance of notes payable to certified investors	6,657,930	29,999,543	—
Cash paid for Coverage A (Syndication of Notes)	(2,533,722)	(14,513,665)	—
Proceeds from issuance of note payable-insurance	—	—	5,200,000
Principal payments of note payable-insurance	(2,254,760)	(7,034,136)	(1,595,968)
Repayments of note payable – bank and other	(866,225)	(125,000)	—
Proceeds from borrowings from – bank and other	—	480,500	575,000
Proceeds from sale of preferred stock of subsidiary	2,000,000	—	—
Change in restricted cash	(2,107,471)	—	—
Principal payment of mortgage payable	—	(306,929)	(62,410)
Contributions from minority members	22,370	50,500	57,000
Distributions to members	—	—	(608,840)
Payments on SBA bank notes payable	(1,834,445)		—
Net proceeds from issuance of common stock	2,462,963	2,091,206	726,389

Net cash provided by financing activities	1,546,640	10,642,019	4,291,171

Net (decrease) increase in cash and cash equivalents	(7,726,747)	9,999,392	(3,525,115)
Cash and cash equivalents – beginning of year	41,171,358	31,171,966	34,697,081

Cash and cash equivalents – end of year	$33,444,611	$41,171,358	$31,171,966

Supplemental disclosure of cash flow activities:
Cash paid for interest	$399,491	$953,073	$399,285

Issuance of notes in partial payment for insurance	$1,000,000	$3,000,000	$—

Fixed assets acquired under capital lease obligations	$—	$147,738	$—

Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$15,220,272	$10,832,872	$17,183,989

Issuance of common stock in connection with acquisition of Commercial Capital Corp.	$—	$900,194	$—

Issuance of common stock in connection with acquisition of Exponential	$—	$988,750	$—

Issuance of common stock in connection with settlement of AMS liabilities acquired	$111,000	$—	$—

Issuance of warrant in connection with purchase of Coverage A Insurance	$—	$510,831	$—

Consolidation of investments previously accounted for under the equity or cost method	$—	$537,083	$—

Acquisition of minority interests resulting in goodwill:
Newtek Business Services common stock issued	$362,388	$1,951,168	$978,303
Less: Deferred tax benefit acquired	—	14,873	—
Less: Minority interests acquired	—	887,652	—

Goodwill recognized	$362,388	$1,048,643	$978,303

Acquisition of Capcos minority interests resulting in extraordinary gain:
Minority interest acquired	—	$1,369,156	—
Add: Deferred tax benefit acquired	—	479,404	—
Less: Newtek Business Services common stock issued	—	940,794	—

Extraordinary gain recognized	$—	$907,766	$—

AMS Acquisition: Assets acquired (including customer merchant accounts valued at approximately $2,909,953)	$3,074,871	—	—
Less: Liabilities assumed	(159,871)	—	—
Less: Cash received in acquisition	(7,272)	—	—
Less: Notes issued to seller	(1,200,000)	—	—

Cash paid for acquisition, net of cash received and acquisitions costs paid	$1,707,728	$—	$—

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation and description of business

The consolidated financial statements of Newtek Business Services, Inc. and Subsidiaries (the “Company” or “Newtek”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all majority owned subsidiaries or those which Newtek is considered to be the primary beneficiary of (as defined under FIN 46 and FIN 46R). All inter-company balances and transactions have been eliminated in consolidation.

Newtek Business Services, Inc. , is engaged in the business of providing financial products and business services to small- and medium-sized businesses through ownership and/or operation of specific primary lines of business (Note 22), as well as organizing certified capital companies (“capcos”) and investing funds made available under the capco programs in small businesses.

The following is a summary of each Capco or Capco fund, state of certification and date of certification:

Capco	State of Certification	Date of Certification
WA	New York	May 1998
WP	Florida	December 1998
WI	Wisconsin	October 1999
WLA	Louisiana	October 1999
WA II	New York	April 2000
WNY III	New York	December 2000
WC	Colorado	October 2001

The State of Louisiana has four “capco funds” which are all a part of and consolidated with the WLA Capco (the first fund). The second, Wilshire Louisiana Partners II, LLC (WLPII), and the third, Wilshire Louisiana Partners III, LLC (WLPIII), were formed in October 2001, and October 2002, respectively. The fourth, Wilshire Louisiana Partners IV, LLC (WLPIV) was formed in October 2003. In general, the Capcos issue debt and equity instruments, generally warrants or shares of common stock (“Certified Capital”), to insurance company investors (“Certified Investors”). The Capcos then make targeted investments (“Investments in Qualified Businesses”, as defined under the respective state statutes, or, “Qualified Businesses”), with the Certified Capital raised. Such investments may be accounted for as either consolidated subsidiaries, under the equity method or cost method of accounting, depending upon the nature of the investment and the Company’s and/or the Capco’s ability to control or otherwise exercise significant influence over the investee. Participation in each Capco program legally entitles the Capco to receive (or earn) tax credits from the state upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the Capcos to maintain their state-issued certifications, the Capcos must make Investments in Qualified Businesses in accordance with these requirements. These state requirements are mirrored in the limitations agreed to by each Capco in its written agreements with its Certified Investors and limit the activities of the Capcos to conducting the business of a capco. Each Capco also has separate, legal contractual arrangements with the Certified Investors obligating the Capco to refrain from unauthorized activities, to use the proceeds from the notes only for Capco-authorized (i.e., “qualified”) investments, to limit fees for professional services related to

NOTE 1- SIGNIFICANT ACCOUNTING POLICIES (Continued):

making, buying or selling investments to $200,000 per Capco annually; and to pay interest on the aforementioned debt instruments whether or not it meets the statutory requirements for Investments in Qualified Businesses.

The Capco can satisfy this interest payment, at the Capco’s discretion, by delivering tax credits in lieu of paying cash. The Capcos legally have the right to deliver the tax credits to the Certified Investors. The Certified Investors legally have the right to receive and use the tax credits and would, in turn, use these tax credits to reduce their respective state tax liabilities in an amount usually equal to 100% (WLA, WLPII, and WLPIII -110%) of their certified investment. The tax credits can be utilized over a ten-year period at a rate of 10% (WLA, WLPII, and WLPIII - 11%) per year and in some instances are transferable and can be carried forward.

On December 31, 2002, the Company acquired a majority stake in a US Small Business Administration (“SBA”) lender (see Note 20). As a nonbank SBA lender, the company (originally named Commercial Capital Corp., now named Newtek Small Business Finance (“NSBF”) originates, sells (in whole or in part) and services loans for qualifying small businesses, which are partially guaranteed by the SBA. NSBF sells the SBA guaranteed portion of such loans to third-party investors, retains the unguaranteed portion and continues to service the loans. NSBF has the ability to originate loans throughout the United States. Presently, the loans originated are primarily to customers in the Northeast United States. The lender’s competition for originating SBA loans comes primarily from banking organizations and the other nonbank entities holding an SBA license.

Cash and cash equivalents

All highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents. The Company has bank balances in excess of the $100,000 of depository insurance provided by the Federal Deposit Insurance Corporation. Substantially all of the cash and cash equivalents as of December 31, 2003 and 2002, respectively, were restricted for use in managing and operating the Capcos and qualified investments.

In the Company’s Statement of Cash Flows, cash invested in consolidated entities is presented as a cash outflow, and cash in those entities is presented as an inflow, “Consolidation of majority owned entities.”

The Company recognizes income from tax credits as its capcos make qualified investments and satisfy statutory investment percentage thresholds within specified time requirements. Newtek believes that the presentation in the statement of cash flows of gross investments made is appropriate since it provides disclosure of the aggregate amount of investment activity during the reporting period, thus providing the information relative to achieving the Company’s investment thresholds and the corresponding recognition of income from tax credits.

Restricted Cash

Under the terms of an agreement between Newtek Small Business Finance (“NSBF”) and Deutshe Bank, all payments received from NSBF’s borrowers except for principal and interest on the guaranteed portion of the loans are transferred into a restricted bank account. NSBF cannot use these funds until the end of a calendar month at which time the funds are used to pay required principal and interest to the bank and certain other required payments. As of December 31, 2003, restricted cash was $2,107,471.

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued):

Under the terms of the processing agreement between Newtek Merchant Solutions of WI (“NMS-WI”), and their primary processing bank, NMS-WI maintains a cash account as a reserve against chargeback losses. As processing fees are received by the processing banks, a certain percentage is allocated to the cash reserve account. Total cash held at the processing bank at December 31, 2003 and 2002 totaled approximately $103,000 and $13,000, respectively, and is included in other assets on the consolidated balance sheets.

Revenue Recognition

Income from tax credits: Following an application process, a state will notify a company that it has been certified as a Capco. The state then allocates an aggregate dollar amount of tax credits to the Capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the Capco. As described in “Basis of presentation and description of business,” earlier in this note, the Capco is legally entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements and corresponding non-recapture percentages. At December 31, 2003, as summarized earlier in this note, the Company had Capcos in five states. Each statute requires that the Capco invest a threshold percentage of Certified Capital in Qualified Businesses within the time frames specified. As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco program. Such a disqualification, or “decertification” as a Capco results in a recapture of all or a portion of the allocated tax credits; the proportion of the recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks.

As the Capco progresses in its investments in Qualified Businesses and, accordingly, places an increasing proportion of the tax credits beyond recapture, it earns an amount equal to the non-recapturable tax credits and records such amount as income, with a corresponding asset called “credits in lieu of cash’, in the consolidated balance sheet. The amount earned and recorded as income is determined by multiplying the total amount of tax credits allocated to the Capco by the percentage of tax credits immune from recapture (the earned income percentage) under the state statute. To the extent that the investment requirements are met ahead of schedule, and the percentage of non-recapturable tax credits is accelerated, the present value of the tax credit earned is recognized currently and the asset, credits in lieu of cash, is accreted up to the amount of tax credits available to the Certified Investors. If the tax credits are earned before the state is required to make delivery (i.e., investment requirements are met ahead of schedule, but credits can only be used at a rate of 10% per year), then the present value of the tax credits earned are recorded upon completion of the requirements, in accordance with Accounting Principles Board Opinion No. 21. The receivable (called “credits in lieu of cash”) is accreted to the annual deliverable amount which can then be delivered to the insurance company investors in lieu of cash interest.

The allocation and utilization of Capco tax credits is controlled by the state law. In general, the Capco applies for tax credits from the state and is allocated a specific dollar amount of credits which are available to be earned. The Capco provides the state with a list of the Certified Investors, who have contractually agreed to accept the tax credits in lieu of cash interest payments on their notes. The tax credits are claimed by Certified Investors on their state premium tax return as provided under each state Capco and tax law. State regulations specify the amount of tax credits a Certified Investor can claim and the period in which they can claim them. Each state periodically reviews the Capco’s operations to verify the amount of tax credits earned. In addition, the state maintains a list of Certified Investors and therefore has the ability to determine whether the Certified Investor is allowed to claim this deduction.

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued):

The total amount of tax credits allocated to each of the aforementioned Capcos, the required investment percentages, recapture percentages and related earned income percentages, and pertinent dates are summarized as follows:

The First to Occur

State Capco or Fund	Total Tax Credits Allocated	Investment Benchmark	Investment Benchmark Date	Decertification Recapture Thresholds	Recapture Percentage	Earned Income Percentage
FLORIDA	$37,384,028	20%	12/31/00	Prior to 20%	100%	0%
Wilshire		30%	12/31/01	After 20 before 30%	70%	30%
Partners (WP)		40%	12/31/02	After 30 before 40%	60%	40%
		50%	12/31/03	After 40 before 50%	50%	50%
				After 50%	0%	100%

NEW YORK	$35,160,202			Prior to 25%	100%	0%
Wilshire		25%	12/21/02	After 25 before 40%	85%	15%
N.Y. Partners III		40%	12/21/03	After 40 before 50%	70%	30%
(WNY III)		50%	12/21/04	After 50%	0%	100%

COLORADO	$16,175,415			Prior to 30%	100%	0%
Statewide Pool		30%	4/22/05	After 30 before 50%	80%	20%
Wilshire Colorado		50%	10/25/07	After 50%	0%	100%
Partners (WC)				Prior to 30%	100%	0%

COLORADO	$5,882,352	30%	4/22/05	After 30 before 50%	80%	20%
Rural Pool		50%	10/25/07	After 50%	0%	100%
Wilshire Colorado
Partners (WC)

LOUISIANA	$18,040,000			Prior to 30%	100%	0%
Wilshire LA		30%	10/14/02	After 30 before 50%	70%	30%
Advisers (WLA)		50%	10/14/04	After 50%	0%	100%

WISCONSIN	$16,666,667			Prior to 30%	100%	0%
Wilshire		30%	10/25/02	After 30 before 50%	70%	30%
Investors (WI)		50%	10/25/04	After 50%	0%	100%

LOUISIANA	$8,000,000			Prior to 30%	100%	0%
Wilshire		30%	10/15/05	After 30 before 50%	87.5%	12.5%
LA Partners III		50%	10/15/07	After 50%	0%	100%
(WLPIII)
LOUISIANA	$6,800,000			Prior to 30%	100%	0%
Wilshire		30%	10/15/06	After 30 before 50%	87.5%	12.5%
LA Partners IV		50%	10/15/08	After 50%	0%	100%
(WLA IV)

NEW YORK	$6,807,866			Prior to 25%	100%	0%
Wilshire		25%	4/7/02	After 25 before 40%	85%	15%
N.Y. Advisers II		40%	4/7/03	After 40 before 50%	70%	30%
(WNYA II)		50%	4/7/04	After 50%	0%	100%

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

NEW YORK	$3,810,161			Prior to 25%	100%	0%
Wilshire		25%	6/22/00	After 25 before 40%	85%	15%
Advisers (WA)		40%	6/22/01	After 40 before 50%	70%	30%
		50%	6/22/02	After 50%	0%	100%

LOUISIANA	$3,355,000			Prior to 30%	100%	0%
Wilshire		30%	10/15/03	After 30 before 50%	87.5%	12.5%
LA Partners II		50%	10/15/05	After 50%	0%	100%
(WLA II)

Under the various state Capco provisions, there is a difference in the amount of qualified investments made and the amount of income recognized by the respective Capcos upon satisfaction of the various benchmarks. The table below relates the investments made, as a percentage of total funds and in Dollar amounts, to the income recognized as each benchmark is achieved. In all of these programs, a majority of the Company’s income from the delivery of the tax credits will be recognized no later than five years into the ten year programs.

State Capco or Fund	Allocated Tax Credits	Investment Benchmark Percentage/Dollars		Earned Income Percentage/Dollars
FLORIDA	$37,384,028	20%	$7,476,806	30%	$11,215,208
Wilshire		30%	$11,215,208	40%	$14,953,611
Partners (WP)		40%	$14,953,611	50%	$18,692,014
		50%	$18,692,014	100%	$37,384,028

NEW YORK.	$35,160,202	25%	$8,790,051	15%	$5,274,030
Wilshire N.Y		40%	$14,064,080	30%	$10,548,060
Partners III (WNY III)		50%	$17,580,101	100%	$35,160,202

COLORADO	$16,175,415	30%	$4,852,625	20%	$3,235,083
Wilshire Colorado		50%	$8,087,708	100%	$16,175,415
Partners (WC)
Statewide Pool

COLORADO	$5,882,352	30%	$1,764,706	20%	$1,176,470
Wilshire Colorado		50%	$2,941,176	100%	$5,882,352
Partners (WC)
Rural Pool

LOUISIANA	$18,040,000	30%	$4,920,000	30%	$5,412,000
Wilshire LA		50%	$8,200,000	100%	$18,040,000
Advisers (WLA)

WISCONSIN	$16,666,667	30%	$5,000,000	30%	$5,000,000
Wilshire		50%	$8,333,334	100%	$16,666,667
Investors (WI)

LOUISIANA	$8,000,000	30%	$2,400,000	12.5%	$1,000,000
Wilshire LA		50%	$4,000,000	100%	$8,000,000
Partners III (WLPIII)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

NEW YORK.	$6,807,866	25%	$1,701,967	15%	$1,021,180
Wilshire N.Y		40%	$2,723,146	30%	$2,042,360
Advisers II (WNY II)		50%	$3,403,933	100%	$6,807,866

LOUISIANA	$6,800,000	30%	$2,040,000	12.5%	$850,000
Wilshire LA		50%	$3,400,000	100%	$6,800,000
Partners IV (WLP IV)

NEW YORK	$3,810,161	25%	$952,540	15%	$571,524
Wilshire		40%	$1,524,064	30%	$1,143,048
Advisers (WA)		50%	$1,905,081	100%	$3,810,161

LOUISIANA	$3,355,000	30%	$915,000	30%	$1,006,500
Wilshire LA		50%	$1,525,000	100%	$3,355,000
Partners II (WLP II)

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES (Continued):

During each of the years ended December 31, 2003 and 2002, certain Capcos satisfied the required investment benchmarks and the related recapture percentages requirements and, accordingly, earned a portion of the tax credits.

Electronic payment processing revenue: Merchant processing and fee income are derived from electronic processing of credit, charge and debit card transactions that are authorized and captured through third-party networks. Typically merchants are charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction however, additional fees may be charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for handling chargebacks, association bank fees as well as interchange and assessments paid to credit card associations (MasterCard and Visa) pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Revenues derived from the processing of transactions are recognized at the time the merchants’ transactions are processed. Related interchange and assessment costs and bank processing fees are also recognized at that time. Interchange and bank processing fees include costs directly attributable to the furnishing of transaction processing and other services to the Company’s merchant customers. The most significant components of cost of service include interchange and assessment costs, which are set by the credit card associations. Interchange is passed on to the entity issuing the credit card used in the transaction and assessments are retained by the credit card associations. Interchange and assessment fees are billed primarily as a percent of dollar volume processed and, to a lesser extent, as a per-transaction fee.

The Company recognizes consulting revenues as earned. Consulting revenues are earned at the time the related services are provided and when the right to receive payment is assured. Realized gains on investments are recognized only at the time the investments are sold. The Company also earns revenues from its consolidated entities (consolidated operating entities).

Interest and SBA Loan Fees – SBA Loans

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

Allowance for Possible SBA Loan Losses

An allowance for possible SBA loan losses is established by a provision for possible SBA loan losses charged to operations. Actual SBA loan losses or recoveries are charged or credited directly to this allowance. The provision for possible SBA loan losses is management’s estimate of the amount required to maintain an allowance adequate to reflect the risks in the SBA loan portfolio; however, ultimate losses may vary from the current estimates. This estimate is reviewed periodically and any necessary adjustments are made in the period in which they become known.

NOTE 1- SIGNIFICANT ACCOUNTING POLICIES (Continued):

On an individual basis, the Company evaluates all non-performing loans for possible impairment. The amount of impairment is determined by comparing the carrying value of the SBA loan to the estimated fair market value of the collateral NSBF holds and the difference is added to the Allowance for Possible Losses. NSBF will have a new appraisal done on the collateral if management feels it may have changed in value. If the carrying amount of the SBA loan (net of the allowance for possible loss) is different than the actual net recovery amount after liquidation of the collateral, then the Company will record a gain/loss in its Consolidated Statement of Income at the time of disposition.

Additionally, all loans are also evaluated as a group, and the Company uses industry wide statistics of SBA loan losses and management’s experience in the industry to record reserves on its SBA loan portfolio.

Sales and Servicing of SBA Loans

NSBF originates loans to customers under the SBA program that generally provides for SBA guarantees of 50% to 75% of each SBA loan, subject to a maximum guarantee amount. NSBF sells the guaranteed portion of each SBA loan to a third party and retains the unguaranteed principal portion in its own portfolio. A gain is recognized on these loans through collection on sale of a premium over the adjusted carrying value. Gain on sale of the guaranteed portion of the loans is recognized at the date of the sales agreement when control of the future economic benefits of the SBA loan is surrendered. At December 31, 2003 the amount of loans held for sale were $3,619,582. At December 31, 2002 NSBF had no outstanding receivables from the sale of the guaranteed portion of loans sold.

NSBF accounts for its capitalized servicing rights and sales of finance receivables in accordance with Statement of Financial Accounting Standards No. 140 (SFAS No. 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” a replacement of FASB Statement No. 125, which became effective on April 1, 2001. In accordance with SFAS No. 140, upon sale of the loans to third parties, NSBF’s investment in an SBA loan is allocated among the retained portion of the SBA loan (unguaranteed), the sold portion of the SBA loan (guaranteed) and the value of SBA loan servicing retained, based on the relative estimated fair market values of each at the sale date. The difference between the proceeds received and the allocated carrying value of the SBA loan sold is recognized as a gain on sale of loans. In each SBA loan sale, NSBF retains servicing responsibilities and receives servicing fees of a minimum of 1% of the guaranteed loan balance. The purchasers of the loans sold have no recourse to NSBF for failure of customers to pay amounts contractually due.

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

Reserve for Losses on Merchant Accounts

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, the Company or, under limited circumstances, the Company and the acquiring bank, must bear the credit risk for the full amount of the transaction. The Company evaluates its risk for such transactions and estimates its potential loss for chargebacks based primarily on historical experience and other relevant factors. As of December 31, 2003 and 2002 reserves totaled approximately $17,000 and $0, respectively.

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

Stock - Based Compensation

The Company has elected to continue using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for employee stock options. With regard to stock options, no stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock at the date of grant. Compensation expense on restricted shares granted to employees is measured at the fair market value on the date of grant and recognized in the consolidated statement of income on a pro-rata basis over the service period which approximates the vesting period.

The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in SFAS 148 “Accounting for Stock-based Compensation-Transition and Disclosure- an amendment of SFAS 123” had been used in accounting for employee stock options.

	Stock Compensation
	2003	2002	2001
As reported
Net income	$9,568,787	$8,168,251	$929,560
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, Net of related tax effects	(560,031)	(1,007,371)	(554,266)

Pro forma net income	$9,008,756	$7,160,880	$375,294

Earnings per share:
Basic – as reported	$.37	$.34	$.04

Basic – pro forma	$.35	$.30	$.02

Diluted – as reported	$.37	$.34	$.04

Diluted- pro forma	$.34	$.29	$.02

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

For 2003, 2002 and 2001, the weighted average fair value of each option granted is estimated on the date of grant using the Black Scholes model with the following assumptions: expected volatility of 59-85%, risk-free interest rate of 1.61% to 6.15%, respectively, expected dividends of $0 and expected terms of 1-6 years.

Goodwill

Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies or interests in companies acquired. The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”) as of January 1, 2002. This statement requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Based upon the Company’s performance of the impairment tests using the fair value approach (discounted cash flow method) required by the standard, the Company has determined that an impairment of $1,435,232, all of which relates to the Company’s Capco and other reporting segment, was incurred for the year ended December 31, 2003, and has recorded this charge in the accompanying consolidated statement of income (Note 21) . The Company determined that no impairment existed as of December 31, 2002.

The Company considers the following to be some examples of important indicators that may trigger an impairment review outside its annual impairment review under the provisions of SFAS 142: (i) significant under-performance or loss of key contracts acquired in an acquisition relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the acquired assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. In assessing the recoverability of the Company’s goodwill and intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The fair value of an asset could vary, depending upon the estimating method employed, as well as assumptions made.

Furniture, fixtures and equipment

Furniture, fixtures and equipment which is comprised primarily of office equipment, are stated at cost, less accumulated depreciation. Depreciation of furniture, fixtures and equipment is provided on a straight-line basis using estimated useful lives of the related assets (five years).

Software and website development costs

The Company capitalizes its web site development costs and computer software costs consistent with the provisions of Emerging Issues Task Force (“EITF”) Issue 00-02, “Accounting for Web Site Development Costs” and Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

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

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. The most significant estimates are with respect to valuation of investments in qualified businesses, goodwill impairment valuation and loans receivable. Actual results could differ from those estimates.

Fair value of financial instruments

The carrying values of accounts payable and accrued expenses approximate fair value because of the short term maturity of these instruments. The carrying value of investments in qualified businesses, loans receivable, structured insurance product, notes and loans payable, credits in lieu of cash, notes payable in credits in lieu of cash, bank notes payable, and provision for possible loan losses approximate fair value based on management’s estimates.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company has not entered into any financial instruments within the scope of SFAS No. 150 since May 31, 2003, nor does it currently hold any financial instruments within its scope.

In January of 2003, the FASB issued Financial Accounting Series Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by the primary beneficiary of the entity, which represents the company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. On December 24, 2003, the FASB issued a revision to FIN 46, which among other things deferred the effective date for certain variable interests. Application is required for interests in special-purpose entities in the period ending after December 15, 2003 and application is required for all other types of variable interest entities in the period ending after March 31, 2004. The Company has elected not to defer the application of FIN 46 and FIN 46R to its interests in potential variable interest entities created prior to February 1, 2003.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

As a result of adoption of FIN 46 and FIN 46R during the current year, the Company determined that it is the primary beneficiary of two variable interest entities in which it previously had accounted for under the equity method or cost method of accounting. Accordingly, the Company has consolidated such entities into the Company’s financial statements, and the net effect of such consolidation at December 31, 2003 was not significant to the Company’s financial position. Additionally, the Company evaluated investments made after January 31, 2003 and determined that several entities were variable interest entities which were consolidated under the provisions of FIN 46.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 – INSURANCE:

On November 19, 1998, WA purchased a structured insurance product covering a ten-year period (the “Capco Policy”) from an AAA rated international insurance company (the “insurer”). This insurance provides for (i) the repayment, on the maturity date, of the note payable issued by WA to the Certified Investors in connection with the capitalization of WA (“Note”) (“Coverage A”) and (ii) the loss or recapture of the state tax credits delivered to the Certified Investors (“Coverage B”). Notwithstanding the insurer’s obligation, WA (alone among Newtek’s Capcos) remains primarily liable for repayment of the Note. Premiums for the Capco Policy have been paid in full at inception and the Capco Policy is non-cancelable. The Capco paid a total of $1,805,599 for the Capco Policy. The costs of Coverage A and B were $1,647,905 and $157,694, respectively. Under Coverage A, the insurer is required to pay the principal amount of the Note, $2,673,797, on the maturity date in June 2008. Accordingly, the Company has recorded the Coverage A payment as an asset, called “structured insurance product”, and has been increasing the recorded amount through an accretion to interest income. For each of the years ended December 31, 2003, 2002 and 2001 the Company recorded $102,938 as interest income. At the June 2008 Note maturity date, the asset balance will be $2,673,797, the insurer will pay the Certified Investors, and the Company will reverse this asset balance in full with a corresponding reversal of the Note balance.

On May 10, 2000, in conjunction with a supplemental funding WA purchased another structured insurance product, or Capco Policy, covering an eight-year period, from an AAA rated international insurance company. This insurance provides for the same terms and conditions as the aforementioned initial insurance product as described above. The Company paid a total of $821,500 for this additional Capco Policy. The costs of Coverage’s A and B were $661,432 and $160,068, respectively. Under Coverage A, the insurer is required to pay the principal amount of the Note, $1,136,364, on the maturity date in June 2008. For each of the years ended December 31, 2003, 2002 and 2001, the Company recorded $58,469 as interest income. At the June 2008 Note maturity date, the asset balance will be $1,136,364, the insurer will pay the Certified Investors, and the Company will reverse this asset balance in full with a corresponding reversal of the Note balance.

For all other Capcos, the proceeds from the issuance of the debt instruments, Capco warrants or Company common stock to the Certified Investors were deposited into escrow accounts which required that the insurance contracts be concurrently and simultaneously purchased from the insurer before the remaining proceeds could be released to and utilized by the Capco. These insurance contracts are similar to those described above; however, the Coverage A portion of these contracts makes the insurer primarily obligated for scheduled cash payments owed to the Certified Investors due to the notes issuance. The Capcos, however, are secondarily or contingently, liable for such payment.

For all Capcos (including WA), the Company has also purchased (as well as financed) Coverage B insurance which provides for the payment of cash in lieu of tax credits in the event the Capco becomes decertified. The Capcos remain primarily liable for the requirement to deliver tax credits (or make cash payments in lieu of tax credits not delivered). The amount paid for Coverage B has been recorded as

NOTE 2 – INSURANCE (Continued)

prepaid insurance and is being amortized to expense over the life of the Capco Policy. The prepaid insurance balance of $13,282,630 at December 31, 2003 and $14,056,196 at December 31, 2002 is comprised solely of the unamortized cost of Coverage B insurance.

The Company is primarily liable for the payments expected to be made by the insurer for the Wilshire Advisers note payable only.

The Company’s Coverage A and B purchases are summarized as follows (there were no such purchases in the year ended December 31, 2001):

Capco or Capco Fund		Premium Paid for Coverage A(3)		Premium Paid for Coverage B(3)
WA	November 1998	$1,647,905	(1)	$157,694

Total – 1998		$1,647,905		$157,694

WP	April 1999	$23,127,927	(2)	$3,998,948
WLA	October 1999	9,175,844	(2)	2,193,741
WI	October 1999	9,086,227	(2)	2,352,786

Total – 1999		$41,389,998		$8,545,475

WNYII	April 2000	$5,019,803	(2)	$504,745
WA	May 2000	661,432	(1)	160,068
WLPII	October 2000	2,456,565	(1)	319,958
WNYIII	December 2000	29,052,790	(2)	4,137,438

Total – 2000		$37,190,590		$5,122,209

WCOP	April 2002	$11,654,021	(2)	$3,604,978
WLPIII	October 2002	2,859,644	(2)	1,089,134

Total 2002		$14,513,665		$4,694,112

WLPIV	October 2003	$2,533,722		$1,093,216

Total 2003		$2,533,722		$1,093,216

(1)	Coverage A has been accounted for as a structured insurance product as described previously in this Note.
(2)	Coverage A has been accounted for as described in Note 10.
(3)	Coverage B has been accounted for as described previously in this Note. Additionally, a portion of the premiums paid for Coverage’s A and B were financed by notes and the issuance of warrants.

The Company’s Coverage B purchases and related amortization are summarized as follows:

Prepaid Insurance as of 12/31/01	$10,820,841
Prepaid Insurance purchased during the year ended 12/31/02	4,694,112
Additional Prepaid Insurance adjustment	169,284
Amortization of Prepaid Insurance for the year ended 12/31/02	(1,628,041)

Prepaid Insurance as of 12/31/02	$14,056,196

Prepaid Insurance purchased during the year ended 12/31/03	1,093,216
Amortization of Prepaid Insurance for the year ended 12/31/03	(1,866,782)

Prepaid Insurance as of 12/31/03	$13,282,630

NOTE 2 – INSURANCE (Continued):

All Capcos receive funding from the Certified Investors for the sales of notes, warrants or Company stock regardless of the accounting treatment of the Capco insurance.

NOTE 3 - INVESTMENTS IN QUALIFIED BUSINESSES:

The following table is a summary of investments as of December 31, 2003, shown separately between their debt and equity components, and all terms of each are summarized. There are no expiration dates on any of the financial instruments, unless disclosed.

The various interests that the Company acquires in its qualified investments are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company’s voting interest, or the economics of the transaction if the investee is determined to be a variable interest entity.

Consolidation Method. Investments in which the Company directly or indirectly owns more than 50% of the outstanding voting securities, those the Company has effective control over, or those deemed to be a variable interest entity in which the Company is the primary beneficiary under the provisions of FIN 46 “Consolidation of Variable Interest Entities” are generally accounted for under the consolidation method of accounting. Under this method, an investment’s financial position and results of operations are reflected within the Company’s Consolidated Balance Sheet and Consolidated Statements of Income. All significant inter-company accounts and transactions, including returns of principal, dividends, interest received and investment redemptions have been eliminated. The results of operations and cash flows of a consolidated operating entity are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest, exercised control over the entity for the entire interim period or was otherwise designated as the primary beneficiary. Upon dilution of control below 50%, or upon occurrence of a triggering event requiring reconsideration as to the primary beneficiary of a variable interest entity, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

Equity Method. Investees that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee’s Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee, including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the investee.

Under the equity method of accounting, an investee’s accounts are not reflected within the Company’s Consolidated Balance Sheet and Consolidated Statements of Income; however, the Company’s share of the earnings or losses of the investee is reflected in the caption “Equity income (loss)” in the Consolidated Statements of Income.

Cost Method. Investees not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such companies is not included in the Consolidated Balance Sheet and Consolidated Statements of Income. However, cost method impairment charges are recognized, as necessary, in the Consolidated Statement of Income. If circumstances suggest that the value of the investee has subsequently recovered, such recovery is not recorded until realized. In some of the entities which the Company accounts for under the cost or equity method, the Company may own warrants that if

NOTE 3 - INVESTMENTS IN QUALIFIED BUSINESSES (Continued):

exercised, would cause the Company to use either the equity or consolidation method. As of December 31, 2003, the Company does not expect these warrants to be exercised in the near future.

The Company’s debt and equity investments have in virtually all cases been made with funds available to Newtek through the Capco programs. These programs generally require that each Capco meet a minimum investment benchmark within 5 years of initial funding. The investments listed below qualify for this purpose. In addition, any funds received by a Capco as a result of a debt repayment or equity return may, under the terms of the Capco programs, be reinvested and this will be counted towards the Capcos’ minimum investment benchmarks.

In accordance with the provisions of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investment in Debt and Equity Securities”, the Company classifies its debt investments as held-to-maturity and such investments are initially recorded at amortized cost. On a monthly basis, Newtek’s Investment Committee meets to evaluate the Company’s investments. The Company considers several factors in determining whether an impairment exists on the investment, such as the investee’s net book value, cash flow, revenue growth and net income. In addition, the Investment Committee considers other factors, such as the economy and the investee company’s industry, to determine if an other than temporary decline in value exists in the Company’s investment.

DEBT INVESTMENTS

Investee	Newtek IT Services, LLC	Direct Creations, LLC	1-800 Gift Certificates	Starphire Technologies, LLC	Merchant Data Systems, Inc.	Distribution Video and Audio Corp	4G’s Truck Renting	Silver Tray

Investment Date (s) Maturity Date Interest Rate	Mar-01 Mar-02 5.75%	Sep-01, Nov-01 Jun-04, LIBOR	Jul-99, Jul-01 Jul-02 Various	Jun-01 Jun-02 5.75%	Aug-00 May-04 0.00%	June-00 June02 10.00%	Nov99, Dec 00 Jun–02 Aug-03 7.40%	Dec-03 Dec-13 6.25%
Principal outstanding at December 31, 2001	$3,500,000	$1,358,333	$1,059,197	$1,000,000	$913,956	$825,000	$475,000
Debt investments made in 2002	—	—	—	—	—		100,000
Return of principal – 2002	(3,500,000)	—	(559,197)	(1,000,000)	—	(825,000)	(475,000)
Other than temporary decline in value of investments – 2002	—	—	—	—	28,635
Converted from debt to equity	—	(735,100)	(500,000)	—	—
Conversion of debt to equity in DC Media spinoff	—	(250,000)	—	—	—
Principal outstanding at December 31, 2002	—	$373,233	—	—	$942,591		$100,000
Debt investments made in 2003	—	—	—	—	—			900,000
Return of principal – 2003	—	(103,846)	—	—	—		(100,000)	(900,000)
Other than temporary decline in value of investments-2003	—	—	—	—	(942,591)		475,000
Principal outstanding at December 31, 2003	—	269,387	—	—	—	—	100,000	—

NOTE 3 - INVESTMENTS IN QUALIFIED BUSINESSES (Continued):

DEBT INVESTMENTS

Investee Investment Date (s) Maturity Date(s) Interest Rate	Transworld Business Brokers, LLC Jun-01 Jun-04 5.00%	Buy Seasons, Inc. Jun-01 Jun-06 11.00%	Newtek Financial Info Services of FL Nov-.99 Nov-01 5.25%	Autotask Group Oct-02 Sep-03 7.75%	Louisiana BIDCO Loans Various Various Prime +1%	Gulf Coast Bidco Dec-02 Various Various
Principal outstanding at December 31, 2001	240,000	180,000	101,641	—	2,520,757	—
Debt investments made in 2002	—	—	—	200,000	1,062,224	972,500
Investment consolidated with parent	—	—	(101,641)	—	—	—
Return of principal – 2002	(100,000)	(180,000)	—	—	(2,103,712)	—
Other than temporary decline in value of its investments-2002 (B)	—	—	—	—	(245,240)	—
Principal outstanding at December 31, 2002	$140,000	—	—	$200,000	$1,234,029	$972,500
Debt investments made in 2003	—	—	—	300,000	—	—
Return of principal – 2003	(140,000)	—	—	(200,000)	(125,898)	—
Reclassification to consolidated based on FIN 46 adoption	—	—	—	—	—	(972,500)
Other than temporary decline in value of investments - 2003	—	—	—	—	(257,339)	—
Principal outstanding at December 31, 2003	—	—	—	$300,000	$850,792	—

DEBT INVESTMENTS - Summary

Total
Principal outstanding at December 31, 2001	$12,173,884
Debt investments made in 2002	2,334,724
Investment restructured and consolidated with parent	(101,641)
Return of principal – 2002	(8,742,909)
Other than temporary decline in value of investments-2002 (B)	(216,605)
Converted from debt to equity	(1,235,100)
Conversion of debt to equity in DC Media spinoff	(250,000)

Principal Outstanding at December 31, 2002	3,962,353
Debt investments made in 2003	1,200,000

NOTE 3 - INVESTMENTS IN QUALIFIED BUSINESSES (Continued):

Return of principal – 2003	(1,569,744)

Other than temporary decline in value of investments-2003 (C)	(1,199,930)

Reclassification to consolidated based on FIN 46 adoption	(972,500)

Principal Outstanding at December 31, 2003	$1,420,179

EQUITY INVESTMENT

Investee Investment Date(s) Type of Investment Ownership Interest as of December 31, 2003	Direct Creations, LLC Various, Aug-02 Warrants <20%	1-800 Gift Certificates Jul-99 Common Stock/ Warrants 7.14%	Starphire Technologies, LLC Aug-00 Preferred Membership 50.00%	Merchant Data Systems, Inc. Sep-00 Warrants 0%	Distribution Video and Audio Corp. Jun-00 Common Stock <20.00%	Niche Directories Sep-00, Dec-00 Preferred Membership 37.50%	Newtek IT Services, LLC Oct-00 Preferred Stock 50%
Total equity investments at December 31, 2001 (A)	—	25,000	727,679	—	200,000	475,208	430,545

Equity investments made in 2002	—	—	—	—	—	—	—

Equity in income (losses) 2002	—	—	—	—	—	(431,484)	—

Return of capital	—	(25,000)	—	—	—	—	—

Converted from debt to equity	$735,100	500,000	—	—	—	—	—
Other than temporary decline in Value of investments-2002 (B)	(464,277)	—	(727,679)	—	—	(43,724)	—

Investment consolidated with parent	—	—	—	—	—	—	(430,545)
Total equity investments at December 31, 2002	$270,823	$500,000	—	—	$200,000	—	—

Return of Capital	—	—	—	—	—	—	—

Equity in income (losses) 2003	—	—	—	—	—	—	—
Reclassification to consolidated based on FIN 46 adoption	—	—	—	—	—	—	—
Other than temporary decline in value of investments-2003	(270,823)	(500,000)	—	—	—	—	—

Investment consolidated with parent	—	—	—	—	—	—	—
Total equity investments at December 31, 2003	—	—	—	—	200,000	—	—

NOTE 3 - INVESTMENTS IN QUALIFIED BUSINESSES (Continued):

EQUITY INVESTMENTS

Investee Investment Date(s) Type of Investment	Buy Seasons Inc. Jun-01 Common Stock	Newtek Financial Info Services of FL, LLC Jun -01 Common Stock.	SBA Holdings, Inc. Sep. -02. Preferred Stock	Newtek Financial Info Services of LA, LLC Dec. -02. Preferred Member	Transworld Business Brokers LLC Jun -01. Preferred Membership	Total
Ownership Interest as of December 31, 2003	<20%	87.48%	90%	49%	0%
Total equity investments at December 31, 2001 (A)	100,000	(57,212)	—	—	317,912	2,219,132

Equity investments made in 2002	—	—	2,000,000	—	—	2,000,000

Equity in income (losses) 2002	—	—	—	—	(297,625)	(729,109)

Return of capital	—	—	—	—	—	(25,000)

Converted from debt to equity	—	—	—	—	—	1,235,100

Investment consolidated with parent	—	57,212	(2,000,000)	—	—	(2,373,333)
Other than temporary decline in value of investments-2002 (B)	—	—	—	—	—	(1,235,680)
Total equity investments at December 31, 2002	$100,000	—	—	—	$20,287	$1,091,110

Equity investments made in 2003	—	—	—	710,000	—	710,000
Reclassification of consolidated investment	—	—	—	272,627	—	272,627
Reclassification to consolidated based on FIN 46 adoption	—	—	—	(982,627)	—	(982,627)
Other than temporary decline in value of investments-2003	—	—	—	—	(20,287)	(791,110)

Recovery of investment	—	—	—	—	350,000	350,000

Return of capital	—	—	—	—	(350,000)	(350,000)
Total equity investments at December 31, 2003	100,000	—	—	—	—	300,000

(A)	For 2001, the total amount per the balance sheet is $2,276,344, which is approximately $57,000 higher than the amount shown on this schedule, due to the Company’s decision to fund the losses in excess of the book value of an investment. Such $57,000 is recorded in accounts payable and accrued expenses in the accompanying balance sheet as of December 31, 2001.
(B)	For 2002, the total amount per the Company’s Consolidated Statement of Income (for both equity and debt investments) is approximately $150,000 higher than the amount shown on this schedule, due to the permanent impairment of a “non-Capco” related investment which is not shown on this schedule.
(C)	For 2003, the total amount per the Company’s Consolidated Statement of Income (for both equity and debt investments) is approximately $5,000 higher than the amounts shown on this schedule due to the permanent impairment of a “non-Capco” related investment which is not shown on this schedule.

NOTE 3 - INVESTMENTS IN QUALIFIED BUSINESSES (Continued):

The Company has not guaranteed any obligation of these investees, and the Company is not otherwise committed to provide further financial support for the investees. However, from time-to-time, the Company may decide to provide such additional financial support which, as of December 31, 2003 was not significant. Should the Company determine that an impairment exists upon its periodic review, and it is deemed to be other than temporary, the Company will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the Company’s Consolidated Statement of Income.

All companies in which the Company has made equity investments provide the Company with unaudited financial statements. For each equity method investment, Newtek management reviews the facts and circumstances that are apparent to ascertain if an adjustment is necessary to the books of the investee to make its financial statements materially correct.

During the year ended December 31, 2002 the Company recorded an additional $380,000 of equity investee losses. In the case of Transworld Business Brokers, the Company determined that there was approximately $290,000 of unrecorded deferred tax liabilities which the Company computed. In addition, the Company determined approximately $90,000 of additional accounting and legal accruals that were not recorded by NicheDirectories.

NOTE 4 – CUSTOMER MERCHANT ACCOUNTS

In connection with the acquisition of Automated Merchant Services (Note 20), the Company acquired customer merchant accounts valued at approximately $2,910,000 at the acquisition date. The carrying amount of customer merchant accounts, including those acquired prior to this acquisition, net of accumulated amortization at December 31, 2003 and 2002 is approximately $3,024,000 and $357,000, respectively. These accounts are being amortized over a sixty-six month period. Total amortization expense of customer merchant accounts included in the accompanying consolidated statements of income for the years ended December 31, 2003, 2002 and 2001 was approximately $226,000, $ 26,000 and $17,000, respectively. Total expected amortization expense for the next five fiscal years are as follows:

December 31:	Amount
2004	$606,934
2005	606,934
2006	604,478
2007	602,570
2008	550,377
2009	53,005

$3,024,298

NOTE 5 – NOTES PAYABLE – CERTIFIED INVESTORS:

In June 1998 WA issued a note and a warrant to a Certified Investor for a total amount of $2,673,797. The Capco’s interest obligations under the note are as described in Notes 1 and 10. The warrant entitles the Certified Investor to purchase 13% of WA’s member units at a purchase price of $.01 per unit. The warrant can be exercised at any time after the fifth year of the 10 year term of the note. In 2002, the warrant was purchased by the Company for stock.

NOTE 5 – NOTES PAYABLE – CERTIFIED INVESTORS (Continued):

Of the total proceeds, the Company allocated $2,608,797 to the note and $65,000 to the warrant. The Company initially recorded the note at $2,608,797 and has been increasing such amount via an accretion to interest expense. For each of the years ended December 31, 2003, 2002 and 2001, the Company recorded $6,500 of interest expense for such accretion. At the maturity date in June 2008, the note balance will be $2,673,797 and the Insurer will pay such amount to the Certified Investor.

In May 2000, WA issued an additional note to a Certified Investor for total proceeds of $1,251,630. This note has been recorded at its face amount of $1,136,364, which is the amount payable at maturity in 2008. The interest rate on this note is 10%. The excess of the proceeds over the face amount, or $115,266, will be amortized to income over the term of the note.

Under the terms of the notes, WA is required to maintain minimum levels of working capital and tangible net worth, as defined. At December 31, 2003 and 2002 WA was in compliance with such requirements.

Following is a summary of the Note Payable Certified Investor balance:

Balance – December 31, 2001	$3,858,389
Less: Amortization of premium to income	(14,208)

Balance – December 31, 2002	$3,844,181
Less: Amortization of premium to income	(14,208)

Balance – December 31, 2003	$3,829,973

As described in Note 2, although WA purchased Coverage A, the Note purchase agreements were structured such that WA is primarily liable for the repayment of the total amount of principal on the notes payable to the Certified Investors. As such, WA is required to recognize a liability in the amount of its primary liability under the note. All of Newtek’s other Capcos, due to the concurrent purchase of the Capco Policies on or before the dates the notes were issued, are not primarily liable for a portion of the notes issued to the Certified Investors, as more fully described in Note 10.

Despite these accounting considerations, as both a legal and practical matter, Newtek continues to rely on the provisions of the Capco Policy for WA that requires the insurer to make the payment of the principal amount of the Certified Investor Notes at maturity.

NOTE 6 – NOTES PAYABLE – INSURANCE AND OTHER:

In October 1999, WI and WLA each borrowed $2,000,000 ($4,000,000 in total), from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of the two Capcos. The notes bore interest at 8.5%, and were payable in three installments beginning on April 1, 2001, with the final payment due on October 24, 2002. The balance of these notes was paid in its entirety (including any accrued interest) in October 2002.

In April 2000, WNYII borrowed $1,500,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of this Capco. The note bore interest at 9.5%, and were payable in three installments beginning on October 13, 2001, with the final payment due on April 13, 2003. The accrued interest included in accounts payable and accrued expenses at December 31, 2002 amounted to approximately $86,000 and the balance of the note was paid in its entirety (including any accrued interest) in April 2003.

NOTE 6 – NOTES PAYABLE – INSURANCE AND OTHER (Continued):

In October 2000, WLPII borrowed $300,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of this Capco. The note bore interest at 9.92%, and was payable in three installments beginning on April 13, 2002, with the final payment due on October 13, 2003. Accrued interest included in accounts payable and accrued expenses at December 31, 2002 amounted to approximately $22,000. The final principal installment was repaid in October 2003.

In January 2001, WNYPIII borrowed $5,200,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of this Capco. The note bears interest at 9.4%, and is payable in three installments beginning on July 31, 2002, with the final payment due on January 31, 2004. Accrued interest included in accounts payable and accrued expenses at December 31, 2003, and 2002 amounted to approximately $102,000, and $49,000, respectively. Subsequent to year end, the final installment on such note, including principal and accrued interest was repaid.

In April 2002, WC borrowed $2,000,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of this Capco. The notes bear interest at 7.9%, and are payable in three installments beginning on October 22, 2003, with the final payment due on April 22, 2005. Accrued interest included in accounts payable and accrued expenses at December 31, 2003 and 2002 amounted to approximately $135,000 and 115,000, respectively.

In October 2002, WLPIII borrowed $1,000,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of this Capco. The notes bear interest at 7.4%, and are payable in three installments beginning on April 15, 2003, with the final payment due on October 15, 2005. Accrued interest included in accounts payable and accrued expenses at December 31, 2003 and 2002 amounted to approximately $92,000 and 16,000, respectively.

In October 2003, WLPIV borrowed $1,000,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of this Capco. The notes bear interest at 6.9%, and are payable in three installments beginning on March 30, 2005, with the final payment due on September 30, 2006. Accrued interest included in accounts payable and accrued expenses at December 31, 2003 amounted to approximately $14,000

These notes are collateralized by the assets of the respective Capcos.

Following is a summary of the Notes Payable – Insurance balance:

Balance – December 31, 2001	$9,404,032
Less: Repayments made in 2002	(7,034,136)
Add: Borrowings by Capcos in 2002	3,000,000

Balance – December 31, 2002	$5,369,896
Less: Repayments made in 2003	(2,254,760)
Add: Borrowings by Capcos in 2003	1,000,000

Balance – December 31, 2003	$4,115,136

The Capcos borrowed these funds to assist in paying the premiums for the Capco insurance and thus providing greater liquidity in the Capcos. This additional borrowing enabled the Capcos to have more cash available to make more qualified investments. The borrowings can be repaid from the proceeds of returns to the capcos through principal and interest on debt investments and returns of or on

NOTE 6 – NOTES PAYABLE – INSURANCE AND OTHER (Continued):

equity from investments made or cash flows from operations. AI Credit, as well as the insurer for the Capco insurance policy, are subsidiaries of AIG.

In August 2003, in connection with the acquisition of Automated Merchant Services, Inc. (“AMS”), the company issued $1,200,000 of notes to the selling shareholders. The notes bear interest at 6%, and monthly payments of principal and interest are required until the maturity date of January 31, 2006. As of December 31, 2003, the unpaid principal amount of $1,000,000 is reflected on the balance sheet in notes payable-other.

The aggregate amounts of principal payments on notes payable – insurance and other maturing in each of the next three years are as follows (all are as of December 31st):

2004	$2,928,468

2005	1,813,334

2006	373,334

$5,115,136

NOTE 7 – LINES OF CREDIT AND BANK NOTES PAYABLE:

In November 2001, the Company entered into a $1,500,000 one year revolving working capital loan agreement with JP Morgan Chase, bearing interest at the prime rate plus 0.25% per annum. The agreement expired in June 2003. At December 31, 2002, the Company had outstanding borrowings of $450,000 from the bank on this line of credit at an interest rate of 4.25%. The balance at December 31, 2002 was repaid in full in 2003. All assets of the Company, except for all assets in the Capco entities, collateralized such outstanding borrowings.

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

Effective with the Company’s acquisition of Commercial Capital, a new line of credit was provided by Deutsche Bank to the successor to Commercial Capital, Newtek Small Business Finance (“NSBF”). The aforementioned CCC credit lines were refinanced, with the aforementioned outstanding SBA loan balances aggregating, after accounting for the $1,500,000 conversion to preferred stock, $53,824,492 at December 31, 2002. The new line of credit for $75 Million expires June 30, 2004 and is guaranteed by the Company. Newtek Small Business Finance may request an increase in the line of credit, for which Deutsche Bank, in its sole discretion, may increase in total up to $100 Million. As of December 31, 2003, NSBF had $51,990,047 outstanding on the line of credit. The line of credit bears interest at the prime interest rate minus .50%, and is collateralized by the loans made by NSBF. The interest rate at December 31, 2003 was 3.50%. Interest on the line is payable monthly in arrears.

NOTE 7 – LINES OF CREDIT AND BANK NOTES PAYABLE (Continued):

In addition, this line of credit requires that a percentage of all advances made to NSBF be deposited into an account in the name of the bank. The balance in this account as of December 31, 2003 was $2,670,353 and is included in receivable from bank on the accompanying balance sheet. This line of credit requires NSBF to meet certain administrative and financial covenants, including the maintenance of a minimum net worth, ratio of total indebtedness to net worth, limitation on permitted subordinated debt and profitability covenants as defined in the agreement. NSBF is in compliance with all of aforementioned covenants as of December 31, 2003.

Under the terms of the agreement, all payments received from NSBF’s borrowers except for principal and interest on the guaranteed portion of the loans are transferred into a restricted bank account. NSBF cannot use these funds until the end of a calendar month at which time the funds are used to pay required principal and interest to the bank and certain other required payments. As of December 31, 2003, restricted cash totaled $2,107,471.

NOTE 8 - LOANS RECEIVABLE (NON-CAPCO):

Loans receivable are generated by NSBF, and are primarily related to entities in the Northeast region of the United States with concentrations in the restaurant and hotel and motel industries.

The unpaid principal amount of loans serviced for others of approximately $123.8 million and $141.5 million at December 31, 2003 and 2002, respectively, is not included on the accompanying consolidated balance sheet.

Below is a summary of the SBA loan receivable balance, net of SBA loan loss reserves as of December 31, 2003:

Balance at January 1, 2003	$56,073,016
SBA Loans originated for investments	6,416,688
Payments Received in 2003	(9,549,339)
Provision for SBA loan losses	(473,418)
Discount on loan originations, net	(416,222)

Balance at December 31, 2003	$52,050,725

Below is a summary of the reserve for loan losses balance as of December 31, 2003:

Balance at January 1, 2003	$2,557,624
SBA Loan loss provision charged in 2003	473,418
Recoveries	125,386
Charge-offs	(1,542,815)

Balance at December 31, 2003	$1,613,613

NOTE 8 - LOANS RECEIVABLE (NON-CAPCO) (Continued):

Below is a summary of the SBA loans held for sale as of December 31, 2003:

Balance at January 1, 2003	$—
Loan originations for sale	18,684,588
Loans sold	(15,065,006)

Balance at December 31, 2003	$3,619,582

As of December 31, 2003 and 2002, SBA loans that were past due more than 90 days, but were still performing (accruing interest), amounted to $96,978 and $293,800, respectively. As of December 31, 2003 and 2002, SBA loans that were on a non-accrual basis amounted to $3,201,087 and $2,914,767, respectively. As of December 31, 2003 and 2002, SBA loans due after one year that have adjustable interest rates amount to $51,320,976 and $54,329,608, respectively.

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

The following is a summary of Loans Receivable at:

	2003	2002
Due in one year or less	$168,292	$177,522
Due between one and five years	2,619,618	2,853,480

Due after five years	51,292,650	55,599,638

Total	54,080,560	58,630,640
Less : Allowance as of December 31	(1,613,613)	(2,557,624)
Less: Discount on loan originations, net	(416,222)	—

Balance – December 31	$52,050,725	$56,073,016

NOTE 9 – CREDITS IN LIEU OF CASH:

Following an application process, a state will notify a company that it has been certified as a Capco. The state then allocates an aggregate dollar amount of tax credits to the Capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the Capco. The Capco is entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements. Each statute requires that the Capco invest a threshold percentage of “certified capital” (the funds provided by the insurance company investors) in businesses defined as qualified within the time frames specified. As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco

NOTE 9 – CREDITS IN LIEU OF CASH (Continued):

program. Such a disqualification, or “decertification” as a Capco results in a permanent recapture of all or a portion of the allocated tax credits. The proportion of the possible recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks. As the Capco progresses in its investments in Qualified Businesses and, accordingly, places an increasing proportion of the tax credits beyond recapture, it earns an amount equal to the non-recapturable tax credits and records such amount as income, with a corresponding asset called “credits in lieu of cash” in the balance sheet. The amount earned and recorded as income is determined by multiplying the total amount of tax credits allocated to the Capco by the percentage of tax credits immune from recapture (the earned income percentage) at that point. To the extent that the investment requirements are met ahead of schedule, and the percentage of non-recapturable tax credits is accelerated, the present value of the tax credit earned is recognized currently and the asset, credits in lieu of cash, is accreted up to the amount of tax credits deliverable to the Certified Investors. The obligation to deliver tax credits to the Certified Investors is recorded as notes payable in credits in lieu of cash. On the date the tax credits are utilizable by the Certified Investors, the Capco decreases credits in lieu of cash with a corresponding decrease to notes payable in credits in lieu of cash.

Following is a summary of the Credits in Lieu of Cash balance:

Balance – December 31, 2001	$21,810,776

Less: Deliveries made in 2002	(10,832,872)
Add: Credits earned in 2002	30,603,046

Balance – December 31, 2002	$41,580,950
Less: Deliveries made in 2003	(15,220,272)
Add: Credits earned in 2003	44,933,405

Balance – December 31, 2003	$71,294,083

NOTE 10 – NOTES PAYABLE IN CREDITS IN LIEU OF CASH:

As described in Note 1, each Capco has separate contractual arrangements with the Certified Investors obligating the Capco to make payments on the aforementioned Notes.

At the time the Capcos obtained the proceeds from the issuance of the Notes, Capco warrants or Company common stock to the Certified Investors, the proceeds were deposited into escrow accounts which required that the insurance contracts be concurrently and simultaneously purchased from the insurer before the remaining proceeds could be released to and utilized by the Capco. The Capco Note agreements require, as a condition precedent to the funding of the Notes that insurance be purchased to cover the risks associated with the operation of the capco. This insurance is purchased from American International Specialty Lines Insurance Company and National Union Fire Insurance Company of Pittsburgh, both subsidiaries of American International Group, Inc. (AIG), an international insurer. AIG and these subsidiaries are AAA credit rated. In order to comply with this condition precedent to the funding, the notes closing is structured as follows: (1) the Certified Investors wire the proceeds from the notes issuance directly into an escrow account; (2) the escrow agent, pursuant to the requirements under the note and escrow agreement, automatically and simultaneously funds the purchase of the insurance contact from the proceeds received. The notes offering can not close without the purchase of the insurance and the Capcos are not entitled to the use and benefit of the net proceeds received until the escrow agent has completed the payment for the insurance. Under the terms of this insurance, the insurer

NOTE 10 – NOTES PAYABLE IN CREDITS IN LIEU OF CASH (Continued):

incurs the primary obligation to repay the Certified Investors a substantial portion of the debt as well as to make compensatory payments in the event of a loss of the availability of the related tax credits. These insurance contracts are similar to those described in Note 2, however, the Coverage A portion of these contracts makes the insurer primarily obligated for a portion of the liability.

The Capcos, however, are secondarily, or contingently, liable for such payments. The Capco, as a secondary obligor, must assess whether it has a SFAS 5 contingency to record on the date of issuance and at every reporting date thereafter until the insurer makes all their required payments. At December 31, 2003, management has concluded that the likelihood of the Capcos becoming primarily liable for the payments required to be made by the insurer under Coverage A on the Notes is remote (i.e., the insurer failing to make payment), because the insurer, a subsidiary of a major multi-national insurance company, has a claims paying ability having the rating “AAA,” the highest available. The contingent obligation (the portion incurred by the insurer due to the purchase of the insurance) must be recorded at fair value, which the Company has assessed at zero at December 31, 2003 and 2002.

The Coverage B portion of these contracts is similar to the coverage described in Notes 2 and 6.

The Company has allocated the initial proceeds received in 2003 and 2002 from the Certified Investors as follows:

	2003	2002
Notes payable, including premiums	$6,657,930	$29,999,543
Company common stock	87,700	719,957

	$6,745,630	$30,719,500

Set forth below is the total amount of principal repayments due to Certified Investors for which the Company’s capcos are secondarily liable:

Year	Ending December 31
2004	$3,695,940
2005	41,312,861
2006	3,102,659
2007	10,503,806
2008	4,337,136
2009	70,450,695

Total	$133,403,097

The Capcos are primarily liable for the portion of the obligation not covered by the Coverage A portion of the insurance contracts. This liability has been recorded as notes payable in credits in lieu of cash, representing the present value of the Capcos’ total liability it must pay to the Certified Investors. Such amount will be increased by an accretion of interest expense during the term of the Notes and will decrease as the Capcos pay interest by delivering the tax credits, or paying cash.

NOTE 10 – NOTES PAYABLE IN CREDITS IN LIEU OF CASH (Continued):

The following is a summary of Notes issued by the Company’s Capcos and a reconciliation of Notes payable in credits in lieu of cash balances at December 31, 2003 (exclusive of proceeds allocated to warrants and Company common stock as noted above):

Capco, Due Date, Stated Rate and Imputed Interest Rate Of Note	Original Principal	Insurer’s Primary Obligation	Newtek’s Primary Obligation	Payments in Credits in Lieu of Cash	Accrued Interest (@ stated rate)	A Newtek’s Obligation at 12/31/03	Original Issue Discount on Newtek’s Obligation	Cumulative Amortized Discount	B Unamortized Discount At 12/31/03	(A+B)= Balance of Newtek Obligation @12/31/03
WI, due 2008, 10.0%,21.9%	$16,666,667	$(5,939,649)	$10,727,018	$(8,333,334)	$3,964,376	$6,358,060	$(3,146,579)	$1,713,576	$(1,433,003)	$4,925,057

WLA, due 2008, 11.7%,22.3%	$16,400,000	$(4,810,015)	$11,589,985	$(8,569,000)	$4,311,860	$7,332,845	$(4,365,829)	$2,550,252	$(1,815,577)	$5,517,268

WLP II, due 2009, 9.3%, 18.0%	$3,050,000	$(765,908)	$2,284,092	$(1,258,125)	$556,669	$1,582,636	$(699,097)	$361,025	$(338,072)	$1,244,564

WP, due 2010 9.2%, 19.2%	$37,384,028	$(15,266,802)	$22,117,226	$(14,019,010)	$9,582,930	$17,681,146	$(7,861,123)	$3,789,072	$(4,072,051)	$13,609,095

WNY II, due 2010, 9.5%, 27.9%	$6,807,866	$(2,929,053)	$3,878,813	$(2,042,360)	$1,505,061	$3,341,514	$(2,001,756)	$731,306	$(1,270,450)	$2,071,064

WNY III, due 2011, 8.7%,16.6%	$35,160,202	$(14,079,476)	$21,080,726	$(7,032,040)	$5,871,009	$19,919,695	$(6,608,240)	$2,125,862	$(4,482,378)	$15,437,317

WLP III, due 2012, 7.2%, 8.7%	$8,000,000	$(2,000,921)	$5,999,079	—	$392,400	$6,391,479	$(968,824)	$157,156	$(811,668)	$5,579,811

WCOL, due 2013, 10.3%, 13.60%	$22,057,767	$(9,349,608)	$12,708,159	—	$2,270,565	$14,978,724	$(2,234,795)	$366,633	$(1,868,162)	$13,110,562

WLPIV, due 2013, 5.7%, 9.0%	6,800,000	(1,858,632)	4,941,368	—	58,347	4,999,715	(816,590)	19,187	(797,403)	4,202,312

TOTALS	$152,326,530	$(57,000,064)	$95,326,466	$(41,253,869)	$28,513,217	$82,585,814	$(28,702,833)	$11,814,069	$(16,888,764)	$65,697,050

NOTE 10 – NOTES PAYABLE IN CREDITS IN LIEU OF CASH (Continued):

The following is a summary of Notes issued by the Company and a reconciliation of Notes payable in credits in lieu of cash balances at December 31, 2002 (exclusive of proceeds allocated to warrants as noted above):

Capco, Due Date, Stated Rate and Imputed Interest Rate Of Note	Original Principal	Insurer’s Primary Obligation	Newtek’s Primary Obligation	Payments in Credits in Lieu of Cash	Accrued Interest (@ stated rate)	A Newtek’s Obligation at 12/31/02	Original Issue Discount on Newtek’s Obligation	Cumulative Amortized Discount	B Unamortized Discount At 12/31/02	(A+B)= Balance of Newtek Obligation @12/31/02
WI, due 2008, 10.0%, 21.9%	$16,666,667	$(5,939,649)	$10,727,018	$(5,000,000)	$3,211,911	$8,938,929	$(3,146,579)	$1,211,155	$(1,935,424)	$7,003,505

WLA, due 2008, 11.7%, 22.3%	$16,400,000	$(4,810,015)	$11,589,985	$(5,412,000)	$3,454,292	$9,632,277	$(4,365,829)	$1,870,427	$(2,495,402)	$7,136,875

WLP II, due 2009, 9.3%, 18.0%	$3,050,000	$(765,908)	$2,284,092	$(922,595)	$401,102	$1,762,599	$(699,097)	$281,356	$(417,741)	$1,344,858

WP, due 2010 9.2%, 19.2%	$37,384,028	$(15,266,802)	$22,117,226	$(10,280,607)	$7,847,562	$19,684,181	$(7,861,123)	$2,832,880	$(5,028,243)	$14,655,938

WNY II, due 2010, 9.5%, 27.9%	$6,807,866	$(2,929,053)	$3,878,813	$(1,361,573)	$1,132,496	$3,649,736	$(2,001,756)	$510,455	$(1,491,301)	$2,158,435

WNY III, due 2011, 8.7%, 16.6%	$35,160,202	$(14,079,476)	$21,080,726	$(3,516,020)	$3,991,370	$21,556,076	$(6,608,240)	$1,358,216	$(5,250,024)	$16,306,052

WLP III, due 2012, 7.2%, 8.7%	$8,000,000	$(2,000,921)	$5,999,079	—	$66,679	$6,065,758	$(968,824)	$24,452	$(944,372)	$5,121,386

WCOL, due 2013, 10.3%, 13.60%	$22,057,767	$(9,349,608)	$12,708,159	—	$900,183	$13,608,342	$(2,234,795)	$95,523	$(2,139,275)	$11,469,067

TOTALS	$145,526,530	$(55,141,432)	$90,385,098	$(26,492,795)	$21,005,595	$84,897,898	$(27,886,234)	$8,184,464	$(19,701,782)	$65,196,116

Under the note agreements, no interest is paid by the Capcos in cash provided that the Certified Investors receive the uninterrupted use of the tax credits. The Certified Investors acknowledge, in the note agreements, that the insurer is primarily responsible for making the scheduled cash payments as provided in the notes.

NOTE 11 - WARRANTS:

The warrants entitle the holders to purchase, for a $.01 exercise price, an interest in a Capco or Capco fund. The values ascribed to the warrants issued to the Certified Investors and the Insurer have been recorded as minority interests. In addition, certain minority interests have already been acquired by minority shareholders. A portion of the initial proceeds received from the Certified Investors is allocated to the warrants using a discounted cash flow method. The following is the aggregate percentage interest of the minority shareholders in each respective Capco or Capco fund as of December 31, 2003:

Capco or Capco Fund	% Interest
WP, Florida	9.8%
WI, Wisconsin	2.8%
WLA, Louisiana	14.4%
WNYII, New York	24%
WLPII, Louisiana (a Capco fund)	4.5%
NYIII, New York	8.9%
WC, Colorado	15%
WLPIII, Louisiana (a Capco fund)	5.0%
WLPIV, Louisiana (a Capco fund)	5.0%

NOTE 12 - INCOME FROM TAX CREDITS:

As described in Note 1, each Capco has a contractual arrangement with a particular state that legally entities the Capco to earn and deliver tax credits (ranging from 10% to 11% per year) from the state upon satisfying certain criteria. During the years ended December 31, 2003, 2002 and 2001, certain of the Company’s Capcos satisfied certain investment benchmarks and the related recapture avoidance percentage requirements and accordingly, earned a portion of the tax credits. In addition, in 2003, 2002 and 2001, the Company recognized income from tax credits resulting from the accretion of the discount attributable to tax credits earned in prior years. As the tax credits are delivered to the Certified Investors, the asset balance is offset against notes payable in credits in lieu of cash (Note 10).

Below is a summary of Newtek’s Income from tax credits, by Capco and by year.

	Tax Credit Revenue Recognized:	Amount recognized since inception	Amount to be recognized in future periods (c)		Total Amount of Tax Credits Allocated
Wilshire Advisers, LLC
1999	371,228
2000	2,749,268
2001	94,742
2002	220,803
2003	122,904	3,558,945	251,216	(a)	3,810,161

Wilshire Partners, LLC
1999	10,592,326
2000	3,783,949
2001	3,713,360

	Tax Credit Revenue Recognized:	Amount recognized since inception	Amount to be recognized in future periods (c)		Total Amount of Tax Credits Allocated
2002	15,246,878
2003	1,102,976	34,439,489	2,944,539	(a)	37,384,028

Wilshire Investors, LLC
1999
2000
2001	5,000,000
2002
2003	10,353,940	15,353,940	1,312,727	(a)	16,666,667

Wilshire LA Advisers, LLC
1999
2000
2001	5,412,000
2002
2003	11,207,104	16,619,104	1,420,896	(a)	18,040,000

Wilshire LA Partners 2, LLC
1999
2000
2001
2002	2,879,389
2003	112,373	2,991,762	363,238	(a)	3,355,000

Wilshire LA Partners 3, LLC
1999
2000
2001
2002
2003	909,091	909,091	7,090,909	(b)	8,000,000

Wilshire NY Advisers II, LLC
1999
2000
2001	2,003,824
2002	3,838,946
2003	228,025	6,070,795	737,071	(a)	6,807,866

Wilshire NY Partners III, LLC
1999
2000
2001	5,274,030
2002	5,274,030
2003	20,805,433	31,353,493	3,806,709	(b)	35,160,202

Wilshire Colorado Partners
1999
2000
2001
2002	3,143,000
2003	91,559	3,234,559	18,823,208	(b)	22,057,767

Wilshire LA Partners 3, LLC
1999
2000
2001
2002
2003			6,800,000	(c)	6,800,000

Total
1999	10,963,554
2000	6,533,217
2001	21,497,956
2002	30,603,046
2003	44,933,405	114,531,178	43,550,513		158,081,691

(a)	These Capcos have met the final state mandated investment threshold hurdle, which means all of the tax credits have been earned. If the tax credits are “earned” before the state is required to make delivery, then the present value of the tax credit earned is recorded upon completion of the requirements. The balance shown represents the discounted portion of the tax credits which will be recognized in future periods.
(b)	The respective Capco has NOT met the final state mandated investment threshold hurdle, which means these tax credits have NOT been earned.
(c)	Amounts will be recognized to the extent the related minimum investment requirements are met.

NOTE 13 - INCOME TAXES:

Provision for income taxes for the years ended December 31, 2003, 2002, and 2001 is as follows (there was no current provision):

	2003	2002	2001
Deferred provision:

Federal	$6,101,319	$2,370,104	$476,028

State and local	988,320	287,306	58,588

Provision for income taxes	$7,089,639	$2,657,410	$534,616

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate (34%) to the provision for income taxes for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001
	(Benefit) Provision	(Benefit) Provision	(Benefit) Provision
Provision for income taxes at U. S. federal statutory rate of 34%	$5,600,377	$2,442,102	$497,998

State and local taxes, net of federal benefit	988,320	287,306	58,588

Permanent difference (goodwill impairment)	574,093

Other	(73,151)	(71,998)	(21,970)

	$7,089,639	$2,657,410	$534,616

Deferred tax assets and liabilities consisted of the following at December 31, 2003 and 2002:

	2003	2002
Deferred tax assets:

Net operating losses	$17,023,641	$10,397,582

Interest payable in credits in lieu of cash	462,311	436,063

Investment losses	59,680	56,696

Deferred charges	204,183	—

Total deferred tax assets	17,749,815	10,890,341

Deferred tax liabilities:
Credits in lieu of cash	(28,565,605)	(14,616,492)

Total deferred tax liabilities	(28,565,605)	(14,616,492)

Net deferred tax liability	$(10,815,790)	$(3,726,151)

NOTE 13 - INCOME TAXES (Continued):

At December 31, 2003, the Company has net operating losses aggregating approximately $42,559,000 which expire beginning in 2020. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. Management has determined that a valuation allowance is not required at December 31, 2003 and 2002 as it believes that it is more likely than not that the deferred tax assets will be realized. In addition, at December 31, 2002, in connection with its acquisition of CCC, the Company acquired net operating loss carryforwards of approximately $9,500,000 which begin expiring in 2020. In connection with the related purchase accounting, the Company established a valuation allowance for the full amount of the related net deferred tax asset acquired from CCC as management has determined that it its uncertain as to whether such asset will be utilized in the future.

NOTE 14 - COMMITMENTS AND CONTINGENCIES:

Commitments to Make Qualified Investments

A Capco or Capco fund is required to make Investments in Qualified Businesses under a qualified investment schedule, as defined, in order to remain certified as a Capco. If the Company does not make such qualified investments within the statutorily provided time frame, the Capco is subject to Decertification and Revocation, as defined in the respective Capco agreements, of its certificate and, accordingly, the Certified Investor could be subject to forfeiture or recapture of its previously granted respective state tax credits. This risk has been insured under Coverage B (Notes 2 and 10). Generally, a Capco or Capco fund must invest at least 50% of its Certified Capital in qualified businesses within five years after the certification date. At December 31, 2003 and 2002, the Company had invested the percent of its Certified Capital as follows:

Capco or Capco Fund	December 31, 2003	December 31, 2002
WA, New York	59%	59%

WP, Florida	55%	50%

WI, Wisconsin	50%	31%

WLA, Louisiana	51%	46%

WNYII, New York	50%	50%

WLAPII, Louisiana	50%	50%

WNYIII, New York	50%	49%

WC, Colorado (statewide)	30%	30%

WC, Colorado (rural)	25%	15%

WLPIII, Louisiana	38%	0%

WLPIV, Louisiana	0%	0%

For certain Capcos, when 100% of the Certified Capital is invested in qualified businesses as defined, the respective state is entitled to a percentage of all appreciation of assets in excess of the amount required to produce a specific internal rate of return.

NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued):

Operating and Employment Commitments

The Company has entered into employment agreements with three officers. At December 31, 2003 the future minimum commitments are $855,000 for each of the years ended December 31, 2004 and 2005.

The following summarizes the Company’s obligations and commitments, as of December 31, 2003, for future minimum cash payments required under operating lease and employment agreements:

Year	Operating Leases	Employment Agreements	Total
2004	$399,283	$855,000	$1,254,283
2005	413,684	855,000	1,268,684
2006	412,303	—	412,303
2007	261,814	—	261,814
2008	294,969	—	294,969
Thereafter	1,242,633	—	1,242,633

Total	$3,024,686	$1,710,000	$4,734,686

Rent expense for 2003, 2002 and 2001 was approximately $ 723,000, $278,000 and $227,000, respectively.

Legal Matters

From time to time the Company and its subsidiaries are parties to various legal proceedings in the normal course of business. At December 31, 2003, Newtek is not involved in any material pending litigation other than one routine lawsuit incidental to seeking repayment of funds loaned and related counterclaims. The Company anticipates that the ultimate resolution of such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 15 - RELATED PARTY TRANSACTIONS:

Effective September 30, 2002, the Company issued options for the purchase of 211,753 shares of the Company’s common stock to a director of the Company, in exchange for his interest in one of the Company’s subsidiary certified capital companies. Such director was a participant in the organization and capitalization of the Capco and participates in its operations, without compensation other than as a director of the Company. The options are exercisable for $0.01 per share for ten years but may not be exercised fully for the first three years. Due to the restrictions attached to the options and the unregistered underlying securities, the parties negotiated a valuation on the interest exchanged equal to the market price of the Company’s common stock at the time ($3.30), reduced by a 45% discount due to lack of liquidity, times the number of shares. The price paid was, thus, $384,332. This exchange is a part of the Company’s program to reduce or eliminate minority interests in its subsidiary companies. The director did not take part in the consideration or approval of the foregoing transaction, which was negotiated by management and approved unanimously by the remaining members of the board.

NOTE 15 - RELATED PARTY TRANSACTIONS (Continued):

During the years ended December 31, 2003, 2002 and 2001, the Company obtained financial consulting services from a professional services firm, in the approximate amounts of $ 211,000 $180,000 and $157,000, respectively. Two partners of such firm, are related to one of the Company’s directors and officers.

During 2001 and part of 2002, the Company leased approximately 2,400 square feet of office space for its principal administrative office in East Meadow, NY, from a company controlled by the father-in-law of an officer and director of the Company. The aggregate cost of the rental was approximately $1,211 and $45,200 for 2002 and 2001 respectively.

NOTE 16 – CONVERSION OF MINORITY MEMBERSHIP INTERESTS INTO NEWTEK STOCK:

In 2001, the Company issued 534,592 shares of its common stock to the minority members of WI in exchange for substantially all of such members’ minority interests. This has been accounted for as a purchase transaction. The fair value of the Company’s common stock was determined based upon the quoted market price of the Company’s common stock, less a 45% discount due to certain restrictions on the sale of the stock. Such value exceeded the book value of the minority interest by approximately $978,000 and the Company has recorded such amount as goodwill. (See Note 21)

In 2002, the Company issued 1,505,338 shares of its common stock to the minority members or warrant holders in various of its Capcos in exchange for all of such minority interests. This has been accounted for as a purchase transaction. The fair value of the Company’s common stock was determined based upon the quoted market price of the Company’s common stock, less a 45% discount due to certain restrictions on the sale of the stock. Such value exceeded the book value of the minority interests by approximately $1,063,515 and the Company has recorded such amount as goodwill. (See Note 21)

In 2003, the Company issued 106,000 shares of its common stock to minority members in Newtek Small Business Finance in exchange for all of such minority interests. This has been accounted for as a purchase transaction. The fair value of the Company’s common stock was determined based upon the quoted market price of the Company’s common stock, less a 37.5% discount due to certain restrictions on the sale of the stock. Such value exceeded the book value of the minority interests by approximately $362,388 and the Company has recorded such amount as goodwill.

In selling common stock in privately negotiated transactions, the Company will generally apply a discount to current market value to reflect the length and nature of resale restrictions. Where the only restrictions are those resulting from the federal and state securities laws, the Company will discount the issue price by 30 percent. In some cases, where the Company negotiates additional contractual restrictions on the shares sold, restricting any transfers from one to up to three years, a discount to current market value of between 30% and 45% is used to determine the price paid for the shares.

NOTE 17 - STOCK OPTIONS GRANTED TO DIRECTORS AND EMPLOYEES:

The Newtek Business Services, Inc. 2000 Stock Incentive and Deferred Compensation Plan, as amended in 2002, (the “Plan”) currently provides for the issuance of awards of restricted shares or options for up to a maximum of 4,250,000 shares of Common Stock to employees. The plan allows for a maximum amount of 4,250,000 shares or options to be issued. All restricted shares or options are issued at the fair market value on the date of grant. Options issued generally have a maximum term that ranges from 2 to 10 years and vesting provisions that range from 0 to 3 years.

NOTE 17 – STOCK OPTIONS GRANTED TO DIRECTORS AND EMPLOYEES (Continued):

As of December 31, 2003 the Company has granted a total of 1,827,731 options (this amount is net of cancellations and includes 109,000 of options issued to non-employees) to purchase shares of common stock to certain members of management, employees, consultants and directors. The details of option activity of the plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2000	993,000	$7.08
Granted during 2001	701,000	3.30
Exercised during 2001	—	—
Cancelled during 2001	(345,667)	7.00

Outstanding at December 31, 2001	1,348,333	5.13
Granted during 2002	1,262,671	3.61
Exercised during 2002	—	—
Cancelled during 2002	(154,167)	5.65

Outstanding, December 31, 2002	2,456,837	4.30

Granted during 2003	151,444	4.63
Exercised during 2003	(203,243)	3.16
Cancelled during 2003	(577,667)	4.49

Outstanding, December 31, 2003	1,827,371	$4.40

The amount of options exercisable at December 31, 2003, 2002 and 2001 were 1,304,701, 801,329 and 335,238 at weighted average exercise prices of $4.74, $5.37 and $6.10 respectively. The following table summarizes information about stock options exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercises Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$3.05 - $4.30	1,381,532	3.00 years	$3.61	869,043	$3.60
$7.00 - $10.00	445,827	6.30 years	$7.11	435,658	$7.11

NOTE 18 – UNEARNED COMPENSATION

On October 22, 2003, the board of directors authorized, subject to final stockholder approval, the 2003 Incentive Plan and awarded 419,458 units of restricted common stock to 67 individuals with greater than six months of service with the Company. The vesting period for each grant ranges from 12 to 39 months and the units are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one share of common stock for each unit vested. None of the grants have gone to executive management of the Company nor have these individuals participated in any of

NOTE 18 – UNEARNED COMPENSATION (Continued):

Newtek’s incentive restricted stock or option programs. On the date of grant the Company had recorded unearned compensation of $2,348,965 measured by the fair market value of the underlying stock on the grant date, which was $5.60. Unearned compensation has been classified as a reduction to stockholders’ equity in the accompanying consolidated balance sheet at December 31, 2003. The amount of compensation expense relating to the grant was approximately $171,000 and is included in the accompanying consolidated statement of income for the year ended December 31, 2003.

NOTE 19 – EARNINGS PER SHARE:

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

The calculations of Net Income Per Share were:

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
Numerator:
Numerator for basic and diluted EPS - income available to common stock holders	$9,568,787	$8,168,251	$929,560

Numerator for basic and diluted EPS - extraordinary item	186,729	3,643,009	—

Numerator for basic and diluted EPS - income before extraordinary item	$9,382,058	$4,525,242	$929,560

Denominator:

Denominator for basic EPS – weighted average shares	25,777,147	24,183,501	21,889,958

Effect of dilutive securities (stock options and restricted stock units)	400,127	110,039	19,569

Denominator for diluted EPS - weighted average shares	26,177,274	24,293,540	21,909,527

Net EPS: Basic	$.37	$.34	$.04

Net EPS: Diluted	$.37	$.34	$.04

Net EPS : Basic before extraordinary gain	$.36	$.19	$.04

Net EPS : Diluted before extraordinary gain	$.36	$.19	$.04

NOTE 20 – ACQUISITIONS:

Exponential Acquisition

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

The excess of the purchase consideration of $989,000 over the net assets acquired amounts to approximately $893,000; such amount had been recorded as goodwill, however, as a result of the annual impairment test, pursuant to SFAS 142 (Note 1), the entire amount was written down to zero at December 31, 2003.

The accompanying consolidated statement of income for the year ended December 31, 2002 and 2003 include the results of operations of Exponential from the date of acquisition.

Commercial Capital Corp. Acquisition

On December 31, 2002, the Company and one of its Capcos acquired 94% of the outstanding common stock of the holding company of Commercial Capital Corp. (CCC). CCC was one of only 14 lenders licensed by the Small Business Administration with authority to make SBA guaranteed loans nationwide. The purchase price consisted of 380,471 shares of Company common stock issued to the sellers. Under the terms of the acquisition, an additional 82,980 shares will be issued in the future if acquired loans are recovered. The per share fair value of the 380,471 common shares issued, $3.38, was determined based on the five day average of the quoted market price of the Company’s common stock on the announcement date, less a 30% discount due to certain restrictions on the stock. Since Company management has determined that the issuance of the additional shares is currently unlikely due to management’s estimation that the payout provision will not be met, the Company has not included the additional shares in the determination of the purchase price, and instead recognized a liability for contingent consideration, amounting to approximately $196,000 included in accounts payable and

NOTE 20 – ACQUISITIONS (Continued):

accrued expenses on the balance sheet. On a quarterly basis, management will assess the payout provision to determine if it is likely it will be met in the future, and if so, the Company will record the additional shares as additional purchase price when issued.

The transfer from CCC to the Company’s subsidiary of CCC’s license to make SBA guaranteed small business loans in all jurisdictions nationwide was approved by SBA on December 19, 2002. As a result of this transaction, all operations after that date are conducted under the name of Newtek Small Business Finance, Inc., which is majority owned by the Company.

The allocation of the purchase price to the fair values of assets and liabilities assumed is summarized below.

Fair Value of Assets Acquired
Cash	$2,367,870
Loans Receivable, net	56,073,016
Receivable from Bank	2,938,309
Accrued Interest Receivable	285,151
Servicing Asset	4,496,774	(c)
SBA License, net	159,917	(c)
Property & Equipment, net	272,925	(c)
Other Assets	515,805	(c)

Total Assets	$67,109,767

Fair value of liabilities assumed:
Accounts payable and accrual	$2,508,086
Line of credit	53,824,492

Total liabilities	56,332,578

Preferred Stock	1,500,000

Net assets acquired	9,277,189
Less purchase price: Company common stock issued as consideration	(900,194)		(see (a) below)

Excess of net assets acquired over purchase price	8,376,995
Less, allocation of negative goodwill to non-financial assets	(5,445,421)		(sum of (c) above)
Less, recognition of liability for contingent consideration	(196,331)		(see (b) below)

Extraordinary gain on acquisition of business	$2,735,243

(a)
Average share price five days before and five days after the acquisition is announced (August 8, 2002)	$3.38
Less, discount factor applied to above share price, based upon restrictions on registration rights and resale rights (30%)	70%
Value per share (rounded) used to compute purchase consideration	2.37
Number of shares issued	380,471

Company common stock issued as consideration	$900,194

(b)

Average share price five days before and five days after the acquisition is announced (August 8, 2002)	$3.38

Less, discount factor applied to above share price, based upon restrictions on registration rights and resale rights (30%)	70%
Value per share (rounded) used to compute purchase consideration	2.37

Number of contingent shares	82,980

Company common stock issued as consideration	$196,331

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

At the time of acquisition, the fair value of the net assets acquired, after reducing all non-financial asset balances to zero, exceeded the consideration paid by the Company and, accordingly, the Company recorded an extraordinary gain on the acquisition of the business in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations.” During the three month period ended March 31, 2003, the Company finalized its purchase accounting related to this acquisition and determined that additional assets existing at the acquisition date, valued at approximately $187,000, should be recorded. Accordingly, the Company recorded these assets and a corresponding extraordinary gain on the acquisition of a business.

The accompanying consolidated statements of income do not include any results for the years presented prior to December 31, 2003, as CCC was acquired on December 31, 2002.

Automated Merchant Services Acquisition

On August 7, 2003, a majority-owned subsidiary of Newtek completed the acquisition of substantially all of the stock of Automated Merchant Services, Inc. (“AMS”), a company engaged in the business of soliciting merchants and others for electronic payment processing services. The acquisition brought to Newtek’s electronic payment processing business an additional 2,100 existing clients as of closing, as well as 10 customer representatives covering the Southern Florida market. In addition to gaining a significant foothold in the Florida small to medium-sized business market, Newtek will utilize this acquisition to cross-market other Newtek products and services including its small business lending service, outsourced financial information systems service and tax and insurance services. Newtek plans on growing AMS beyond the Florida market and expanding its product base to include everything that Newtek’s existing processing marketer, Newtek Merchant Solutions, offers.

Newtek’s aggregate cost to acquire AMS was approximately $3.1 million, of which $1.5 million was paid in cash and $1.2 million in three year, 6 percent promissory notes issued to the selling

NOTE 20 – ACQUISITIONS (Continued):

stockholders. Also included in the aggregate cost is $160,000 of AMS liabilities assumed by Newtek and $215,000 of acquisition costs.

The results of AMS’s operations and financial position have been included in the accompanying consolidated condensed financial statements since the acquisition date.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$7,272
Customer merchant accounts	2,909,953
Other Assets	157,646

Total assets acquired	$3,074,871

Current liabilities (including accrued acquisition costs)	$374,871
Notes payable to seller	1,200,000
Total liabilities assumed	$1,574,871

Cash paid	$1,500,000

The difference between the aggregate purchase price of $3,075,000 (including acquisition costs of $215,000) and the fair value of the tangible assets acquired, $165,000, has been recorded as customer merchant accounts. These customer accounts are being amortized over a sixty-six month period. For the year ended December 31, 2003, amortization expense relating to the customer merchant accounts totaled approximately $212,000.

The unaudited pro forma financial information set forth below is based upon the Company’s historical consolidated statements of income for the years ended December 31, 2003, 2002 and 2001, adjusted to give effect to the acquisition of AMS as of January 1, 2002, and of Exponential and CCC as of January 1, 2001. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

Pro forma (unaudited) for the years ended December 31:

	2003	2002	2001
Total revenues	$61,342,000	$42,888,000	$34,043,000
Income (loss) before extraordinary items	9,453,000	3,489,000	(1,800,000)
Net Income	9,453,000	3,489,000	2,030,000
Income (loss) per share – basic	$.37	$.14	$.09
Income (loss) per share – diluted	$.36	$.14	$.09
Income (loss) before extraordinary items-basic	$.37	$.14	$(.08)
Income (loss) before extraordinary items- diluted	$.36	$.14	$(.08)

NOTE 21 - GOODWILL

At December 31, 2002, goodwill amounted to $2,862,965. Additions to goodwill in 2003 consisted of approximately $362,000 related to the issuance of Newtek common stock in exchange for certain capco minority interests. At December 31, 2003 management performed the annual impairment test required under SFAS 142 using a present value cash flow method, and determined that the carrying amount of goodwill pertaining to the acquisition of Exponential and certain capco minority interests was impaired and, accordingly, recorded a $1,435,232 impairment charge in the accompanying consolidated statement of income.

Additions to goodwill in 2002 consisted of approximately $893,000 related to the Exponential acquisition, and approximately $1,049,000 from acquisitions of minority interests. At December 31, 2002, management determined that no impairment charge was required based on an evaluation for impairment under SFAS No. 142.

As a result of the Company’s adoption of SFAS No. 142 on January 1, 2002, the Company ceased amortization on existing goodwill of approximately $978,000 resulting in the elimination of an annual non-cash charge of approximately $98,000. The Company’s net income for the years ended December 31, 2001 would have increased from approximately $930,000 to $987,000, and basic and diluted income per share would have increased from $.04 to $.05, had SFAS No. 142 been in effect.

NOTE 22 – SEGMENT REPORTING:

Newtek’s reportable segments are as follows: SBA lending, electronic payment processing and Capcos and other.

Operating segments are organized internally primarily by the type of services provided, and in accordance with SFAS No. 131, the Company has aggregated similar operating segments into three reportable segments, SBA lending, electronic payment processing and Capcos and other.

The SBA lending segment is NSBF, a licensed, Small Business Administration (SBA) lender that originates, sells and services loans to qualifying small businesses, which are partially guaranteed by the SBA.

As an SBA lender, NSBF generates revenues from sales of loans, servicing income for those loans retained to service by NSBF (included in servicing fee and premium income on the consolidated statements of income) and interest income earned on available cash balances and the loans themselves. The lender also generates expenses such as interest, professional fees, payroll and consulting, and provision for loan losses, all of which are included in the respective caption on the consolidated statement of income. NSBF also has expenses such as loan recovery expenses, loan processing costs, depreciation and amortization, and other expenses that are all included in the other expense caption on the consolidated statements of income.

The electronic payment processing segment is a processor of credit card transactions, as well as a marketer of credit card and check approval services to the small business market. Revenue generated from electronic payment processing is included on the consolidated statements of income as a separate line item. Expenses include direct costs (included in a separate line captioned credit card processing direct

NOTE 22 – SEGMENT REPORTING (Continued):

costs), professional fees, payroll and consulting, and other expenses, all of which are included in the respective caption on the consolidated statements of income.

The Capcos and other segment represents Newtek’s activities in the certified capital company market as described in Note 1, as well as investments not included in the other two segments.

Management has considered the following characteristics when making its determination of its operating and reportable segments:

•	the nature of the products and services,

•	the type or class of customer for their products and services,

•	the methods used to distribute their products or provide their services, and

•	the nature of the regulatory environment, for example, banking, insurance, or public utilities.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	For the year ended December 31, 2003	For the year ended December 31, 2002	For the year ended December 31, 2001
Revenue
SBA Lending	$7,390,079	$—	$—
Electronic payment processing	6,297,246	1,584,476	121,418
Capco & other	46,805,475	33,115,151	23,783,768

Total	$60,492,800	$34,669,627	$23,905,186

Income (loss) before provision for income taxes and extraordinary items
SBA Lending	$751,287	$—	$—
Electronic payment processing	(920,469)	(1,258,665)	(75,990)
Capco & other	16,640,879	8,441,317	1,540,166

Total	$16,471,697	$7,182,652	$1,464,176

Depreciation and Amortization
SBA Lending	$50,740	$—	$—
Electronic payment processing	312,836	58,299	13,579
Capco & other	140,599	89,382	60,475

Total	$504,175	$147,681	$74,054

INTERCOMPANY Revenue eliminated above
SBA Lending	$—	$—	$—
Electronic payment processing	485,633	86,092	2,394
Capco & other	1,551,503	1,157,655	301,888

Total	$2,037,136	$1,243,747	$304,282

INTERCOMPANY Expenses eliminated above
SBA Lending	$256,320	$—	$—
Electronic payment processing	950,874	495,159	264,127
Capco & other	709,459	748,588	40,155

Total	$1,916,653	$1,243,747	$304,282

	At December 31, 2003	At December 31, 2002	At December 31, 2001
Identifiable Assets
SBA Lending	$64,738,750	$—	$—
Electronic payment processing	7,308,940	5,119,864	6,580,342
Capco & other	120,136,319	163,934,874	76,782,460

Total	$192,184,009	$169,054,738	$83,362,802

NOTE 23- MINORITY INTEREST:

In January 2003 SBA, Inc., a majority owned subsidiary of the Company, issued preferred stock to Credit Suisse First Boston Management Corporation for cash proceeds of $2,000,000. Newtek has accounted for this issuance of preferred stock of a subsidiary as an increase to its minority interest liability in the accompanying condensed consolidated balance sheet at December 31, 2003.

NOTE 24- SUBSEQUENT EVENTS:

During the first quarter of 2004, the Company sold in a private placement 143,328 shares of stock, for net proceeds of approximately $742,400. Since January 2004, proceeds from options exercised totaled approximately $323,600 for 95,857 shares.

In January 2004, Newtek raised $11,111,111 of certified capital for a new Capco, Wilshire Alabama Partners, LLC.

NOTE 25 - QUARTERLY INFORMATION (UNAUDITED):

	Three Months Ended
2003	3/31	6/30	9/30	12/31	Full Year
Total Revenue	$12,919,444	$14,720,148	$26,428,634	$6,424,574	$60,492,800
Income (loss) before provision for income taxes and extraordinary items	$2,741,962	$4,435,829	$15,531,626	$(6,237,720)	$16,471,697
Income (Loss) Before Extraordinary Gains	$1,672,597	$2,705,955	$9,474,292	$(4,470,786)	$9,382,058

Net Income	$1,859,326	$2,705,955	$9,474,292	$(4,470,786)	$9,568,787

EPS – Basic	$0.07	$0.11	$0.37	$(.17)	$0.37

EPS – Diluted	$0.07	$0.10	$0.36	$(.17)	$0.37

	Three Months Ended
2002	3/31	6/30	9/30	12/31	Full Year
Total Revenue	$6,071,701	$5,350,857	$16,903,531	$6,343,538	$34,669,627
Income (loss) before provision for income taxes and extraordinary items	$(257,427)	$(879,736)	$8,795,224	$(475,409)	$7,182,652
Income (Loss) Before Extraordinary Gains	$(159,605)	$(545,436)	$5,453,038	$(222,755)	$4,525,242

Net Income	$105,979	$(545,436)	$5,453,038	$3,154,670	$8,168,251

EPS – Basic	$.00	$(.02)	$.22	$.14	$.34

EPS – Diluted	$.00	(.02)	.22	.14	.34

	Three Months Ended
2001	3/31	6/30	9/30	12/31	Full Year
Total Revenue	$6,721,551	$9,276,593	$6,317,486	$1,589,556	$23,905,186
Income (loss) before provision for income taxes and extraordinary items	$1,255,079	$2,672,845	$613,956	$(3,077,704)	$1,464,176
Income (Loss) Before Extraordinary Gains	$760,471	$1,224,424	$460,591	$(1,515,926)	$929,560

Net Income	$760,471	$1,224,424	$460,591	$(1,515,926)	$929,560

EPS – Basic	$0.04	$0.06	$0.02	$(.08)	$0.04

EPS – Diluted	$0.04	$0.06	$0.02	$(.08)	$0.04

NEWTEK BUSINESS SERVICES, INC.

CORPORATE INFORMATION

Common Stock

Newtek Business Services, Inc. common stock is listed on the NASDAQ National Market (ticker symbol NKBS) and is quoted in the daily stock tables carried in most newspapers.

Corporate Information

Copies of this Annual Report on Form 10-K may be obtained by contacting the Newtek Business Services, Inc. office at 462 Seventh Avenue, New York, NY 10018, (212) 356-9500. In addition, most corporate documents are also available on our internet web site, Newtekbusinessservices.com.

American Stock Transfer and Trust Company acts as transfer agent and registrar for Newtek Business Services, Inc. stock. You may contact them regarding your stock certificates, replacement of lost certificates or matters related to the transfer of your stock at 59 Maiden Lane, Plaza Level, New York, NY 10273-0923, or by telephone at (718) 921-8200.