Form 10-K/A
period 2003-12-31
NEWTEK BUSINESS SERVICES INC
filed 2004-04-16
CIK 1094019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of March 19, 2004 there were 26,517,725 shares issued and outstanding of the registrant’s Common Stock, par value $0.02 per share.

Item 9A.	CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003, was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

In addition, the Company reviewed its internal controls. There was no significant change in the Company’s internal controls over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosures. Disclosure controls include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported.

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

NEWTEK BUSINESS SERVICES, INC.

Date: April 16, 2004	By:	/s/ BARRY SLOANE

Barry Sloane (Chairman and Chief Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.