Form 10-K/A
period 2003-12-31
NEWTEK BUSINESS SERVICES INC
filed 2004-04-30
CIK 1094019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth for each director, including the named current executive officers, such person’s name, age and the year such person first became a director.

NAME	AGE(1)	ELECTED DIRECTOR
David C. Beck	61	2002
Christopher G. Payan	29	2003
Jeffrey G. Rubin	36	1999
Steven A. Shenfeld	44	2000
Jeffrey M. Schottenstein	63	2001
Barry Sloane	44	1999
Brian A. Wasserman	38	1999
John R. Cox	67	—
T. Alan Schmidt	44	—

(1)	At April 1, 2004.

Listed below is certain information about the principal occupations of each nominee, director and executive officer. Unless otherwise noted, all such persons have held these positions for at least five years.

Barry Sloane is the Chairman of the Board and Chief Executive Officer of the Company and a member of the Executive Committee of the Board. From September 1993 through July 1995, Mr. Sloane was a Managing Director of Smith Barney, Inc. where he directed the Commercial and Residential Real Estate Securitization Unit and, prior to that, he was national sales manager for institutional mortgage and asset backed securities sales. From April 1991 through September 1993, he was founder and President of Aegis Capital Markets, a consumer loan origination and securitization business which was eventually taken public with the name of “Aegis Consumer Funding.” From October 1988 through March 1991, Mr. Sloane was Senior Vice President of Donaldson, Lufkin and Jenrette, where he was responsible for directing sales of mortgage-backed securities.

Brian A. Wasserman is Chief Financial Officer and Treasurer and serves as Chief Executive Officer of each of our capcos. From December 1997 until December 1999, Mr. Wasserman was the general partner of two private venture capital limited partnerships with diverse public and private investments. From December 1997 until November 1999, Mr. Wasserman was a directors of Heuristic Development Group (subsequently, Virtual Communities, Inc.), a publicly-traded company engaged in the development, marketing, sale and licensing of the Intellifit System, a computerized system which generates personalized exercise prescriptions. From 1997 to November 1999 Mr. Wasserman was a director of REXX Environmental Corporation, a publicly-traded holding company in the environmental remediation business which, following the sale of its entire business to third parties, merged with us in 2000. Previously, Mr. Wasserman was an audit and tax manager with Coopers & Lybrand, LLP. Mr. Wasserman is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

Jeffrey G. Rubin is currently an executive officer of the Company and each of the ten Company-sponsored certified capital companies. In June 1994, Mr. Rubin founded, financed and participated in the day-to-day management of Optical Dynamics Corporation, formally known as Fastcast Corporation, an early stage technology company. Mr. Rubin also served as an officer of that company and a member of the board of directors until December 1997. From January 1992 through January 1998, Mr. Rubin served as a private venture capitalist. From September 1989 through January 1994, Mr. Rubin served as Vice President of American European Corporation, an import/export company, and participated in management in various capacities.

Steven A. Shenfeld has been since 2002 general partner of M.D. Sass Financial Strategies, LP, a private equity fund focused on the acquisition of investment management companies and hedge funds. Prior to that, he was senior managing director of Amroc Investments LLC since December 1999. From December 1999 until 2003, Mr. Shenfeld has also been a managing director of Avenue Capital Management, LLC, a multi-billion dollar hedge fund. From April 1996 through October 1999, Mr. Shenfeld worked for BancBoston Robertson Stephens where he was on the management committee and ran the Debt Capital Markets Division. Mr. Shenfeld was also a Board Member of BancBoston’s Section 20 broker dealer. Mr. Shenfeld has extensive experience in capital markets and investment banking and has managed investment businesses including high yield securities, leveraged finance, private placements, asset securitization and investment grade corporates. From April 1991 through March 1996, Mr. Shenfeld was Head of Sales and Trading in Global Finance at Bankers Trust Securities. Previously, Mr. Shenfeld worked for Donaldson, Lufkin, and Jenrette and Salomon Brothers. Mr. Shenfeld serves as the Chairman of the Company’s Compensation Committee.

Jeffrey M. Schottenstein For the past 30 years, Mr. Schottenstein has specialized in the investment and restructuring of diverse companies. He has served since 1983 as an executive officer and as a director of Schottenstein Investment, a diversified investment holding company with $650,000,000 in assets. Previously he served as Vice President of Schottenstein Store’s Value City Stores Division and Chief Executive Officer of Schottenstein Realty Company, which specializes in the investment and restructuring of companies. Mr. Schottenstein has been involved in the capitalization and restructuring of numerous retail enterprises.

David C. Beck Mr. Beck has been Managing Director of Copia Capital, LLC, a private equity investment firm since September 1998. Prior to joining Copia, Mr. Beck was Chairman and CEO of Universal Savings Bank, Milwaukee and First Interstate Corporation of Wisconsin, a publicly traded company. He is a certified public accountant and has served on a number of boards of both publicly held and private corporations. Mr. Beck serves as the Chairman of the Company’s Audit Committee and has been determined by the Board to qualify as independent and as a financial expert under applicable federal securities rules

Christopher G. Payan Since mid-2001 Mr. Payan has been Senior Vice President, Chief Financial Officer, Co-Chief Operating Officer, Secretary and Treasurer of Emerging Visions, Inc., a publicly traded company listed on the Nasdaq Stock Market. From 1995 through July 2001 Mr. Payan worked for Arthur Anderson LLP, where he provided various audit, accounting, operating, consulting and advisory services to numerous small and mid-sized private and public corporations in various industries. Mr. Payan is a certified public accountant.

John R. Cox has been Chairman and Chief Executive Officer of Newtek Small Business Finance since its acquisition and reorganization by us in December 2002. Prior to joining Newtek, he was a principal of JRC Consulting, LLC, specializing in small business loan programs. In 1997 Mr. Cox, after 30 years at the U.S. Small Business Administration, retired as Associate Administrator for Financial Assistance, where he was responsible for the administration of all SBA loan programs nationwide.

T. Alan Schmidt is President and Chief Operating Officer of Newtek Merchant Services. In January 2001, Mr. Schmidt founded and served as President of American Merchant Services, an independent sales organization targeting small businesses for merchant credit, debit, check and gift card processing, which was acquired by Newtek Merchant Services in December 2001. From February 1994 to October 1999, Mr. Schmidt was the Vice President of Business Integration at Universal Payment Processing, a part of Universal Savings Bank, Milwaukee, where he was responsible for establishing a complete credit card processing operation. Previously, Mr. Schmidt served as the Vice President of Operations at First Interstate Bank of South Dakota, a merchant processing division, subsequently acquired by First Data Corporation in October 1992.

Committees of the Board of Directors

Our board of directors maintains four committees: an executive committee, an audit committee, a compensation committee and a corporate governance and nominating committee, and may establish others or reconstitute the current committees in the future.

Executive Committee

The members of the executive committee are Messrs. Sloane, Rubin and Wasserman, each of whom are executive officers. The executive committee is able to act in the place of the full board in matters requiring immediate attention.

Audit Committee

The members of the audit committee are Mr. Beck, as chair, and Messrs. Schottenstein and Payan, each of whom are independent directors. The audit committee is, generally, responsible for selection and retention of our independent auditors, reviewing with our independent auditors the plans and results of the audit engagement, approving professional services provided by our independent auditors, reviewing the independence of our independent auditors and reviewing the adequacy of our internal accounting controls. In addition, the audit committee has established a communications channel independent of management to permit employees or other interested parties to raise questions about accounting practices directly with the chair of the committee. The board of directors and the audit committee have adopted a written charter to govern its operations.

Compensation Committee

The members of the compensation committee are Mr. Shenfeld, as chair, and Messrs. Beck and Payan, each of whom are independent directors. The compensation committee is, generally, responsible for general oversight and implementation of our two stock incentive plans, for recommending to the board the compensation of the three executive officers and the terms of their respective employment. The board of directors has adopted a written charter for the compensation committee.

Corporate Governance and Nominating Committee

The members of the corporate governance and nominating committee are Mr. Schottenstein, as chair, and Messrs. Shenfeld and Payan, each of whom are independent directors. The corporate governance and nominating committee is, generally, responsible for identifying corporate governance issues, creating corporate governance policies and identifying and recommending potential candidates for election to the board and reviewing director compensation and performance. The corporate governance and nominating committee was created pursuant to the adoption by the board of written corporate governance guidelines.

Directors’ Compensation

Our board has adopted a plan for compensation of non-employee directors, for the years ending December 31, 2003 and 2004, which gives effect to the time and effort required of each of them in the performance of their duties. The plan approved unanimously by the board provides annual compensation, paid quarterly in our common stock:

•	for participation on the board: $25,000;

•	for acting as chair of the Compensation Committee or the Corporate Governance and Nominating Committee: $15,000;

•	for acting as chair of the Audit Committee: $60,000; and

•	for acting as “lead” independent director: $15,000.

As a result of this plan, our independent directors each received common stock in the following amounts for 2003 and are expected to receive a similar amount in 2004, based on the closing price of our common stock on the last trading day of each quarter:

•	David C. Beck	$100,000
•	Steven A. Shenfeld	$40,000
•	Jeffrey M. Schottenstein	$40,000
•	Christopher G. Payan	$25,000

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required to furnish the Company with copies of all such reports. Based solely on its review of copies of such reports received by it, or written representations from certain reporting persons that no annual report of change in beneficial ownership is required, we believe that during the year ended December 31, 2003, all such filing requirements were complied with.

Code of Ethics

We have adopted a Code of Ethics which is applicable to all officers and directors of the company, including the principal executive, financial and accounting officers, or persons performing similar functions. A copy of the Code of Ethics is available on our web site at Newtekbusinessservices.com.

Item 11. EXECUTIVE COMPENSATION

The information set forth below describes the components of the total compensation of our Chief Executive Officer and two other executive officers for services rendered in all capacities during the years ended December 31, 2001, 2002 and 2003.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)		Bonus (1) ($)	Securities Underlying Options/SARs (#)	All Other Compensation(2) ($)
Barry Sloane, Chairman, CEO and Secretary	2003 2002 2001	$ $ $	286,668 313,750 250,000	$250,000 — —	— —	$ $ $	2,860 3,135 2,860

Jeffrey G. Rubin President	2003 2002 2001	$ $ $	286,668 313,750 250,000	$125,000 — —	— — —	$ $ $	1,380 1,045 1,380

Brian A. Wasserman Treasurer and CFO	2003 2002 2001	$ $ $	286,668 330,000 250,000	$125,000 — —	— — —	$ $ $	1,380 1,070 1,380

John R. Cox, Chairman and CEO of Newtek Small Business Finance	2003		$250,000	—	—		—

T. Alan Schmidt, President, Newtek Merchant Services	2003		$81,662	—	—		—

(1)	Represents the value of cash compensation which the named individuals have deferred receipt of and directed that eventual payment be in the form of shares of our common stock.
(2)	Represents the amount of premium paid by us on term life insurance for the named executive for the periods shown. None of the named individuals have any interest in the cash surrender value of the respective insurance policies, nor is there any understanding or agreement whereby the individuals are to be given any such interest.

Employment Agreements

The Company has entered into separate employment agreements with:

•	Barry Sloane, as Chairman and Chief Executive Officer;

•	Jeffrey G. Rubin, as President; and

•	Brian A. Wasserman, as Treasurer and Chief Financial Officer.

Barry Sloane, as Chairman and Chief Executive Officer, is responsible for implementing the policies adopted by the Company’s Board of Directors. Jeffrey G. Rubin, as President is responsible for overseeing all of our operations. Brian A. Wasserman, as Treasurer and Chief Financial Officer, is responsible for overseeing our financial operations.

Each employment agreement provides for:

•	a one year term ending March 31, 2004 and extending month-to-month thereafter;

•	an annual base salary of $285,000 for each of the executives;

•	at least one annual salary review by the board of directors;

•	participation in any discretionary bonus plan established for senior executives;

•	retirement and medical plans, customary fringe benefits, vacation and sick leave; and

•	$2 million of split-dollar life insurance coverage.

Each agreement contains a non-competition provision that requires the employee to devote substantially his full business time and efforts to the performance of the employee’s duties under the agreement. The employee is not prohibited, however, from:

•	serving on the boards of directors of, and holding offices or positions in, companies or organizations which, in the opinion of the board of directors, will not present conflicts of interest with the Company; or

•	investing in any business dissimilar from the Company’s or, solely as a passive or minority investor, in any business.

We may terminate an employee’s employment for “just cause” as defined in the agreement, and upon the termination, no severance benefits are available. If the company terminates an employee without just cause, or if the term of the agreement is not extended for an additional year, the employee will be paid an amount equal to six months’ compensation. If the employee voluntary terminates his employment for “good reason” as defined in the agreement, or the employee’s employment terminates during the term of the agreement due to death, disability, or retirement after age 62, the employee will be entitled to a continuation of his salary and benefits from the date of termination through the remaining term of the agreement. The employee is able to voluntarily terminate his agreement by providing 60 days’ written notice to the board of directors, in which case the employee is entitled to receive only his compensation, vested rights, and benefits up to the date of termination.

Each employment agreement contains provisions stating that in the event of the employee’s involuntary termination of employment (other than for cause) in connection with, or within six months after, any change in control of the company, the employee will be paid within 10 days of the termination a sum equal to 2.99 times the average annual compensation he received during the five-year period immediately prior to the date of change in control. “Control” generally refers to the acquisition, by any person or entity, of the ownership or power to vote more than 25% of the company’s voting stock, or the control of the election of a majority of directors or the exercise of a controlling influence over the company’s management or policies.

Each employment agreement also provides for a similar lump sum payment to be made in the event of the employee’s voluntary termination of employment within 30 days of a change in control, or within 90 days thereafter, of certain specified events following any change in control, whether approval by the Board of Directors or otherwise which have not been consented to in writing by the employee including:

•	requiring the employee to move his personal residence or perform his principal executive functions more than 50 miles from the employee’s primary office;

•	failing to maintain existing employee benefit plans, including material vacation, fringe benefits, and retirement plans;

•	assigning duties and responsibilities to the employee which are other than those normally associated with his position;

•	materially diminishing the employee’s authority and responsibility; and

•	failing to elect or re-elect the employee to our Board of Directors.

Cash Bonus Plan

We have established the Newtek Business Services, Inc. Cash Bonus Plan for the purpose of providing our employees with incentive compensation in the form of cash bonuses. All full-time employees are eligible to receive cash bonuses under the plan. If an employee’s employment is terminated for “cause” as defined in the plan, then the employee shall be ineligible to receive a bonus, and an employee whose employment otherwise terminates shall be eligible for a bonus that fiscal year, prorated to the number of days the employee was employed by the Company during its fiscal year. The Compensation Committee administers the plan. Bonuses are paid at the discretion of the Compensation Committee or the full Board of Directors. The aggregate amount of bonuses payable for any fiscal year are established by the Board of Directors and are based in part on the Company’s pre-tax net profit for that fiscal year.

Equity Compensation Plans

The following table provides information as of April 1, 2004 with respect to the shares of our common stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders (1)	1,827,371	$4.40	2,422,629
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	1,827,371	$4.40	2,422,629

(1)	Consists of the company’s 2000 Stock Incentive and Deferred Compensation Plan. Excludes the 2003 Stock Incentive Plan which was adopted in October 2003 which is to be submitted to a vote of our shareholders at our next annual meeting in June 2004. All awards under the 2003 Stock Incentive Plan were for shares of restricted stock and are expressly contingent upon the receipt of shareholder approval at the annual meeting.

REPORT OF THE COMPENSATION COMMITTEE

The mission of the Compensation Committee (the “Committee”) is to assure that our compensation program for our executives is effective in attracting and retaining executives, that it links pay to performance, that it is reasonable in light of economic position of the company and the relevant practices of other, similar companies, and that it is administered fairly and in the shareholders’ interests. The Committee acts on behalf of the Board of Directors in setting executive compensation policy and administering Board approved plans with respect to the compensation of our three top executives.

The goals of the Committee are to assist in attracting and retaining highly qualified management, motivating executives to achieve performance goals, rewarding management for outstanding performance and ensuring that the financial interests of management and shareholders are aligned.

Overview. The Company’s compensation program for executive officers is designed to attract, retain, and motivate superior executive talent and to align a significant portion of each officer’s total compensation with the performance of the Company and the interests of its stockholders.

We have implemented a competitive total compensation program for executive officers composed of the following elements discussed below: base salary, annual bonus, and long-term incentive compensation.

Base Salary. Executive base salaries reflect our operating philosophy, culture and business direction with each salary determined subjectively by the skills, experience and performance level of the individual executive, and the needs and resources of the company. Base salaries are targeted to market levels based on reviews of published salary surveys and peer company compensation gathered by independent compensation consulting firm. The Committee believes that the Company’s most direct competitors for executive talent are not necessarily restricted to those companies that are included in the industry index used to compare shareholder returns, but encompass a broader group of companies engaged in the recruitment and retention of executive talent in competition with the Company.

Annual Bonus. Annual bonuses may be earned by executive officers under the Company’s annual bonus plan. Payments under the plan are based on the company’s overall performance. Annual bonus targets for the CEO are determined by the Committee. The CEO recommends annual bonus targets and goals for other participants. The goals incorporate the achievement of business plans and performance relative to other high performing companies of a similar size. The mix and weighting of the goals vary and are subjectively determined. The level of achievement of the goals determines the level of bonus.

Compensation of the Chief Executive Officer. The Committee and Board determined the compensation for Barry Sloane, Chairman and Chief Executive Officer (“CEO”) for 2003. Recognizing the CEO’s leadership in building a highly talented management team and in driving the company forward with superior operational and financial performance as well as shareholder returns, Mr. Sloane’s salary was maintained at $285,000 – less than the competitive labor market median, but reflective of the company’s current cash position. Mr. Sloane was awarded a bonus for 2003 performance of $250,000. This was in recognition of the Company’s achievements during the year and also his leadership in the successful acquisition of Commercial Capital Corporation and in growing the business of the company.

Committee Governance. The Compensation Committee will continue to review and evaluate executive compensation programs at least annually. When and where appropriate, the Committee will consult with its independent sources and its legal advisors with respect to the proper design of the program toward achieving the Company’s strategic business objectives and balancing the interests of key stakeholders.

Following review and approval by the Committee, all issues pertaining to executive compensation policies and programs as well as recommendations on CEO compensation are submitted to the full Board of Directors for its approval.

Steven A. Shenfeld, Chairman
David C. Beck
Christopher G. Payan

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

None of the members of the Compensation Committee was an officer or employee, or former officer or employee, of the Newtek or any of its subsidiaries during 2003.

PERFORMANCE GRAPH

The following graph, which was prepared by management compares the cumulative total return on our common stock over a measurement period beginning December 31, 2000 with (i) the cumulative total return on the stocks included in the Russell 3000 Index and (ii) the cumulative total return on the stock of a company we have determined provides a peer comparison, Century Business Services, Inc. All of these cumulative returns are computed assuming the quarterly reinvestment of dividends paid during the applicable time period.

Index	12/31/00	12/31/01	12/31/02	12/31/03
Newtek Business Services, Inc.	$100	$99.36	$140.71	$222.44
Russell 3000 Index	$100	$87.38	$67.45	$86.82
Century Business Services, Inc.	$100	$205.36	$236.61	$399.11

We have used Century Business Services, Inc. as a peer comparison due to the fact that it is approximately the same in market capitalization and provides a variety of services to small and medium-sized businesses. However, as we are the only publicly traded company with a material portion of our business in the operation of capcos, it may not be possible to make a direct comparison of us to any other company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 1, 2004 the beneficial ownership of our common stock by each person who is known by us to own more than 5% of the outstanding shares of common stock. This information is based on filings with the SEC or information furnished to the company by such persons. In addition, the table sets forth the ownership of our common stock by each of our executive officers and directors.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class
Jeffrey G. Rubin, President, Director	4,764,499	(3)	17.53%
Barry Sloane, Chairman, Chief Executive Officer	4,752,429	(4)	17.49%
Brian A. Wasserman, Director, Chief Financial Officer	4,732,521	(5)	17.41%
David C. Beck	72,095	(6)	*
Christopher G. Payan	11,991		*
Steven A. Shenfeld	572,164	(6)(7)	2.11%
Jeffrey M. Schottenstein	270,191	(6)(8)	1.00%
John R. Cox	131,500	(6)	*
T. Alan Schmidt	—		—
All executive officers and directors as a group (9 persons)	15,307,390		56.32%

(1)	Unless otherwise stated, the address of each person listed is c/o Newtek Business Services, Inc., 100 Quentin Roosevelt Blvd., Suite 408, Garden City, New York 11530.
(2)	At April 1, 2004. For purposes of this table, in accordance with Rule 13d-3 under the Exchange Act, a person is considered to “beneficially own” any shares of our common stock (a) over which he has or shares voting or investment power, or (b) as to which he has the right to acquire beneficial ownership at any time within 60 days. As used herein, “voting power” is the power to vote or direct the vote of shares, and “investment power” is the power to dispose or direct the disposition of shares.
(3)	Includes 87,125 shares owned by the J. Rubin Family Foundation as to which Mr. Rubin shares voting and dispositive control over such shares
(4)	Includes 87,125 shares owned by the B. Sloane Family Foundation as to which Mr. Sloane shares voting and dispositive control over such shares
(5)	Includes 37,852 shares owned by the B. Wasserman Family Foundation as to which Mr. Wasserman shares voting and dispositive control over such shares and includes 2,355,000 shares owned by Mrs. Andrea Wasserman, Mr. Wasserman’s spouse. Mr. Wasserman disclaims beneficial ownership of the shares owned by Mrs. Wasserman and Mrs. Wasserman disclaims beneficial ownership of shares owned by Mr. Wasserman.
(6)	Includes 45,000, 55,000, 50,000 and 78,500 shares underlying stock options held by Messrs Beck, Shenfeld, Schottenstein and Cox respectively.
(7)	Includes 408,730 shares and 99,996 options to acquire shares held by a limited liability company of which Mr. Shenfeld is a member and manager the assets of which he disclaims pecuniary interest except to the extent of his pecuniary interest in the company.
(8)	Includes 211,753 options issued to Mr. Schottenstein in exchange for his interest in a subsidiary of the Company.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended December 31, 2003, 2002 and 2001, we obtained financial consulting services from a professional services firm, in the approximate amounts of $211,000, $180,000 and $157,000, respectively. Two partners of this firm, Janover Rubinroit, are related to Brian Wasserman, our Chief Financial Officer and a director as father-in-law and brother-in-law respectively.

Effective September 30, 2002, we issued options for the purchase of 211,753 shares of our common stock to Jeffrey M. Schottenstein, a director, in exchange for his interest in one of our subsidiary certified capital companies. Mr. Schottenstein was a participant in the organization and capitalization of the capco and participates in its operations, without compensation (other than what he may receive as a director). The options are exercisable for $0.01 per share for ten years but may not be exercised fully for the first three years. Due to the restrictions attached to the options and the unregistered underlying securities, the parties negotiated a valuation on the interest exchanged equal to the market price of our common stock at the time ($3.30), reduced by a 45% discount due to lack of liquidity. The price paid was $384,332. This exchange was a part of our program to reduce or eliminate minority interests in our subsidiary companies. Mr. Schottenstein did not take part in the consideration or approval by the board of the foregoing transaction, which was negotiated by management and approved unanimously by the remaining members of the board.

Item 14. PRINCIPAL ACCOUNTANT FEES AND EXPENSES

PricewaterhouseCoopers LLP served as the Company’s independent auditors for the year ended December 31, 2003. The Audit Committee has reviewed the performance by PricewaterhouseCoopers and determined to renew our agreement with them to serve as our independent auditors for the fiscal year ending December 31, 2004.

Fees billed to the Company by PricewaterhouseCoopers LLP during the fiscal years ended December 31, 2003 and 2002 were as follows:

Audit Fees: The aggregate fees billed for professional services rendered in connection with the audit of our annual financial statements and reviews of the financial statements included in our annual and quarterly reports for the fiscal year ended December 31, 2003 totaled $652,100, and for the fiscal year ended December 31, 2002, it was $ 453,400.

Audit-Related Fees: The aggregate of fees billed for assurance and related services by PricewaterhouseCoopers LLP reasonably related to the performance of the audit and review of financial statements not included in the paragraph above, for the year ended December 31, 2003 totaled $0, and for the year ended December 31, 2002 totaled $0.

Tax Fees: Fees billed to us by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning totaled $0 in the year ended December 31, 2003 and $0 in the year ended December 31, 2002.

All Other Fees: Fees billed to us by PricewaterhouseCoopers LLP during the fiscal years ended December 31, 2003 and 2002 for non-audit services and other than financial information system design and implementation are as follows:

•	Assurance and related services for attestations not required by law, but required by monitoring agreements with our capco insurer: $140,000 in the year ended December 31, 2003, and $ 190,000 in the year ended December 31, 2002.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of PricewaterhouseCoopers LLP.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: April 30, 2004	By:	/s/ BARRY SLOANE
Barry Sloane
(Chairman and Chief Executive Officer)