Form 10-Q
period 2004-03-31
NEWTEK BUSINESS SERVICES INC
filed 2004-05-14
CIK 1094019

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   (MARK ONE)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 001-16123

                                -----------------

                         NEWTEK BUSINESS SERVICES, INC.

                              --------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   NEW YORK                          11-3504638
       -------------------------------          ----------------------
       (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)

             100 QUENTIN ROOSEVELT BOULEVARD, GARDEN CITY, NY 11530
 -------------------------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

                                    YES  NO
                                    [ ]  [X]

         AS OF MAY 12, 2004, 26,671,976 SHARES OF COMMON STOCK WERE ISSUED AND OUTSTANDING.

                                    CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE


Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003         1

Consolidated Statements of Operations for the Three Month Periods
Ended March 31, 2004 and 2003                                                  2

Consolidated Statements of Cash Flows for the Three Month
Periods Ended March 31, 2004 and 2003                                          3

Notes to Unaudited Consolidated Financial Statements                           5

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                         15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           20

Item 4.  Controls and Procedures                                              20

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds and Issuer
Repurchase of Equity Securities                                               21

Item 6.  Exhibits and Reports on Form 8-K                                     21

Signatures                                                                    23

Certifications

Exhibits

ITEM 1.  FINANCIAL STATEMENTS

                NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003

                                                                                                  MARCH 31,       DECEMBER 31,
                                                                                                    2004             2003
                                                                                               -------------     -------------
           A S S E T S
Cash and cash equivalents                                                                      $  42,564,071     $  33,444,611
Restricted cash                                                                                    2,680,680         2,107,471
Credits in lieu of cash                                                                           68,497,004        71,294,083
SBA loans receivable, net of reserve for loan losses                                              52,473,931        52,050,725
Accounts receivable (net of allowance of $38,523 and $96,480, respectively)                          673,010           469,768
Receivable from bank                                                                               2,841,915         2,670,353
SBA loans held for sale                                                                            2,282,374         3,619,582
Accrued interest receivable                                                                          287,229           281,072
Investments in qualified businesses - equity method investments                                      300,000           300,000
Investments in qualified businesses - held to maturity investments                                 1,284,057         1,420,179
Structured insurance product                                                                       3,095,057         3,054,705
Prepaid insurance                                                                                 14,655,535        13,282,630
Prepaid expenses and other assets                                                                  2,388,590         1,907,132
Capitalized servicing asset (net of accumulated amortization of $89,550 and $24,545,
  respectively)                                                                                    1,163,436           754,064
Furniture, fixtures and equipment (net of accumulated depreciation of $464,875 and
  $390,011, respectively)                                                                            812,333           670,715
Customer merchant accounts (net of accumulated amortization of $419,832 and $269,380,
  respectively)                                                                                    2,889,295         3,024,298
Goodwill                                                                                           1,832,621         1,832,621
                                                                                               -------------     -------------
Total assets                                                                                   $ 200,721,138     $ 192,184,009
                                                                                               =============     =============
           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Accounts payable and accrued expenses                                                       $   5,932,724     $   6,095,440
   Notes payable - certified investors                                                             3,826,421         3,829,973
   Notes payable - insurance                                                                       6,336,421         4,115,136
   Notes payable - other                                                                             880,000         1,000,000
   Bank notes payable                                                                             55,642,027        51,990,047
   Note payable in credits in lieu of cash                                                        69,726,477        65,697,050
   Deferred tax liability                                                                          9,631,616        10,815,790
                                                                                               -------------     -------------
      Total liabilities                                                                          151,975,686       143,543,436
                                                                                               -------------     -------------
   Minority interest                                                                               8,092,837         8,393,151
                                                                                               -------------     -------------
   Commitments and contingencies
   Shareholders' equity:
      Common stock (par value $0.02 per share; authorized 39,000,000 shares, issued and
        outstanding 26,651,976 and 26,209,211, not including 582,980 shares held in escrow)          533,040           524,184
      Additional paid-in capital                                                                  28,449,520        26,588,400
      Unearned compensation                                                                       (1,867,315)       (2,106,588)
      Retained earnings                                                                           13,537,370        15,241,426
                                                                                               -------------     -------------
      Total shareholders' equity                                                                  40,652,615        40,247,422
                                                                                               -------------     -------------
      Total liabilities and shareholders' equity                                               $ 200,721,138     $ 192,184,009
                                                                                               =============     =============

  See accompanying notes to these unaudited consolidated financial statements.

                NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004, AND 2003

                                                              2004              2003
                                                          ------------     ------------
Revenue:
  Income from tax credits                                 $  2,023,525     $ 10,388,583
  Electronic payment processing                              3,232,504          847,804
  Servicing fee and premium income                           1,112,367          368,447
  Interest and dividend income                               1,028,948        1,059,169
  Other income                                                 473,149          255,441
                                                          ------------     ------------
     Total revenue                                           7,870,493       12,919,444
                                                          ------------     ------------
 Expenses:
  Interest                                                   3,764,774        3,717,852
  Payroll and consulting fees                                2,185,449        1,664,064
  Electronic payment processing costs                        2,100,986        1,119,942
  Professional fees                                            994,609          915,767
  Insurance                                                    714,962          573,293
  Other than temporary decline in value of investments              --        1,713,414
  Equity in net losses of affiliates                                --           54,974
  Provision for loan losses                                    104,681               --
   Other                                                     1,193,576          706,513
                                                          ------------     ------------
     Total expenses                                         11,059,037       10,465,819
                                                          ------------     ------------

(Loss) income before minority interest, provision
for income taxes and extraordinary items                    (3,188,544)       2,453,625

Minority interest in income                                    300,314          288,337
                                                          ------------     ------------

(Loss) income before provision for income taxes and
  extraordinary items                                       (2,888,230)       2,741,962
Benefit (provision) for income taxes                         1,184,174       (1,069,365)
                                                          ------------     ------------

(Loss) income before extraordinary items                    (1,704,056)       1,672,597

Extraordinary gain on acquisition of a business                     --          186,729
                                                          ------------     ------------

Net (loss) income                                         $ (1,704,056)    $  1,859,326
                                                          ------------     ------------

Weighted average common shares outstanding
  Basic                                                     26,471,248       25,409,868
  Diluted                                                   26,471,248       25,661,450
Net (loss) income per share
  Basic                                                   $       (.06)    $        .07
  Diluted                                                 $       (.06)    $        .07
  (Loss) income per share before extraordinary items
  Basic                                                   $       (.06)    $        .07
  Diluted                                                 $       (.06)    $        .07


See accompanying notes to these unaudited consolidated financial statements.

                NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                      2004            2003
                                                                  -----------     -----------
Cash flows from operating activities:
  Net (loss) income                                               $(1,704,056)      1,859,326
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Other than temporary decline in value of investments, net
      of recoveries                                                        --       1,713,414
    Equity in losses of affiliates                                         --          54,974
    Extraordinary gain on acquisition of business                          --        (186,729)
    Income from tax credits                                        (2,023,525)    (10,388,583)
    Deferred income taxes                                          (1,184,174)      1,069,365
    Depreciation and amortization                                     290,321          45,027
    Provision for loan losses                                         104,681              --
    SBA loans originated for sale                                  (8,111,992)             --
    Proceeds from sale of SBA loans                                 9,449,200              --
    Accretion of interest income                                      (43,904)        (43,904)
    Accretion of interest expense                                   3,021,416       3,091,022
    Non-cash compensation                                             261,588         104,925
    Minority interest                                                (300,314)       (288,338)
    Changes in assets and liabilities, net of the effect of
      business acquisitions:
        Prepaid insurance                                            (122,312)        463,323
        Discount on loan originations, net                            256,269              --
        Prepaid expenses, accounts receivable and other assets     (1,336,796)         45,447
        Accounts payable and accrued expenses                        (162,715)        128,763
                                                                  -----------     -----------
                   Net cash used in operating activities           (1,606,313)     (2,331,968)
                                                                  -----------     -----------

Cash flows from investing activities:
  Investments in qualified businesses (consolidated entities)        (282,352)     (3,200,000)
  Return of investments - held to maturity                            136,122          58,052
  Return of investments - consolidated entities                     1,614,806       1,518,483
  Consolidation of majority owned entities                         (1,332,454)      1,408,890
  Purchase of furniture, fixtures and equipment                      (216,482)        (12,478)
  SBA Loans originated for investment                              (3,138,056)             --
  Payments received on SBA loans                                    2,353,900       2,307,414
  Other investments                                                   (15,449)             --
                                                                  -----------     -----------
                   Net cash (used in) provided by investing
                     activities                                      (879,965)      2,080,361
                                                                  -----------     -----------


See accompanying notes to these unaudited consolidated financial statements.

                NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (CONTINUED)


Cash flows from financing activities:

  Proceeds from issuance of notes payable to certified investors                $ 10,925,483     $         --

  Cash paid for Coverage A                                                        (3,347,461)              --
  Principal payments of note payable-insurance                                      (778,716)              --
  Repayments of note payable - bank and other                                       (120,000)      (1,016,847)
  Proceeds from sale of preferred stock of subsidiary                                     --        2,000,000
  Change in restricted cash                                                         (573,209)              --
  Proceeds from SBA bank notes payable                                             3,651,980               --
  Net proceeds from exercise of stock options                                        546,069
  Net proceeds from issuance of common stock                                       1,301,592          766,399
                                                                                ------------     ------------
                 Net cash provided by financing activities                        11,605,738        1,749,552
                                                                                ------------     ------------

Net  increase in cash and cash equivalents                                         9,119,460        1,497,945
Cash and cash equivalents - beginning of period                                   33,444,611       41,171,358
                                                                                ------------     ------------

Cash and cash equivalents - end of period                                       $ 42,564,071     $ 42,669,303
                                                                                ------------     ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:

Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax
  credits to Certified Investors                                                $  4,820,604     $  3,908,666
                                                                                ------------     ------------

Issuance of notes in partial payment for insurance                              $  3,000,000     $         --
                                                                                ------------     ------------

Issuance of warrant in connection with purchase of Coverage A
Insurance                                                                       $    250,000     $         --
                                                                                ------------     ------------

                 NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

         BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

         The consolidated financial statements of Newtek Business Services, Inc. and Subsidiaries (the "Company" or "Newtek") included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include all majority owned subsidiaries or those which Newtek is considered to be the primary beneficiary of (as defined under FASB Interpretation No. FIN 46 ("FIN 46"). All intercompany balances and transactions have been eliminated in consolidation. The financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Form 10-K for the fiscal year ended December 31, 2003, as amended.

         The unaudited consolidated financial statements of Newtek, reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of Newtek at March 31, 2004, the results of operations and its cash flows for the three months ended March 31, 2004. Results of operations for the interim periods may not be representative of results to be expected for a full year. All adjustments are of a normal recurring nature.

          Newtek Business Services, Inc., is engaged in the business of providing financial products and business services to small and medium-sized businesses through ownership and/or operation of specific primary lines of business as well as organizing certified capital companies ("capcos") and investing funds made available under the capco programs in small businesses.

         The following is a summary of each Capco or Capco fund, state of certification and date of certification:

          CAPCO            STATE OF CERTIFICATION       DATE OF CERTIFICATION
       ----------          ----------------------       ---------------------
          WA               New York                     May 1998
          WP               Florida                      December 1998
          WI               Wisconsin                    October 1999
          WLA              Louisiana                    October 1999
          WA II            New York                     April 2000
          WNY III          New York                     December 2000
          WC               Colorado                     October 2001
          WAP              Alabama                      February 2004

         The State of Louisiana has four "capco funds" which are all a part of and consolidated with the WLA Capco (the first fund). The second, Wilshire Louisiana Partners II, LLC (WLPII), and the third, Wilshire Louisiana Partners III, LLC (WLPIII), were formed in October 2001, and October 2002, respectively. The fourth, Wilshire Louisiana Partners IV, LLC (WLPIV) was formed in October 2003. In general, the Capcos issue debt and equity instruments, generally warrants or shares of common stock ("Certified Capital"), to insurance company investors ("Certified Investors"). The Capcos then make targeted investments ("Investments in Qualified Businesses", as defined under the respective state statutes, or, "Qualified Businesses"), with the Certified Capital raised. Such investments may be accounted for as either consolidated subsidiaries, under the equity method or cost method of accounting, depending upon the nature of the investment and the Company's and/or the Capco's ability to control or otherwise exercise significant influence over the investee. Participation in each Capco program legally entitles the Capco to receive (or earn) tax credits from the state upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the Capcos to maintain their state-issued certifications, the Capcos must make Investments in Qualified Businesses in accordance with these requirements. These state requirements are mirrored in the limitations agreed to by each Capco in its written agreements with its Certified Investors and limit the activities of the Capcos to conducting the business of a capco. Each Capco also has separate, legal contractual arrangements with the Certified Investors obligating the Capco to refrain from unauthorized activities, to use the proceeds from the notes only for Capco-authorized (i.e., "qualified") investments, to limit fees for professional services related to making, buying or selling investments to $200,000 per Capco annually; and to pay interest on the aforementioned debt instruments whether or not it meets the statutory requirements for Investments in Qualified Businesses.

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

         During February 2004, Newtek closed on its twelfth capco, Wilshire Alabama Partners LLC, for total certified capital of $11,111,111.

         CASH AND CASH EQUIVALENTS

         In the Company's Statement of Cash Flows, cash invested in consolidated entities is presented as a cash outflow, and cash in those entities is presented as an inflow, "Consolidation of majority owned entities."

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

         STOCK - BASED COMPENSATION

         The Company has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options. With regard to stock options, no stock-based employee compensation cost is reflected in net (loss) income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock at the date of grant. Compensation expense on restricted shares granted to employees is measured at the fair market value on the date of grant and recognized in the consolidated statements of operations on a pro-rata basis over the service period which approximates the vesting period.

         The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in SFAS 148 "Accounting for Stock-based Compensation-Transition and Disclosure- an amendment of SFAS 123" had been used in accounting for employee stock options.

                                                             THREE MONTHS ENDED  THREE MONTHS ENDED
                                                                MARCH 31, 2004     MARCH 31, 2003
                                                             ------------------  ------------------
As reported
   Net (loss)  income                                          $  (1,704,056)    $   1,859,326
    dd: Total stock based employee compensation expense
   A recognized, net of related tax effects                          143,101                --
                                                               -------------     -------------
   Deduct: Total  stock based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects                                       (208,262)       (212,988))
                                                               -------------     -------------

   Pro forma net (loss) income                                 $  (1,769,217)    $   1,646,338
                                                               -------------     -------------

   Earnings per share:
      Basic - as reported                                      $       (0.06)    $         .07
                                                               -------------     -------------

      Basic - pro forma                                        $       (0.07)    $         .06
                                                               -------------     -------------

        Diluted - as reported                                  $       (0.06)    $         .07
                                                               -------------     -------------

        Diluted - pro forma                                    $       (0.07)    $         .06
                                                               -------------     -------------

         For the three months ended March 31, 2004 and 2003, the weighted average fair value of each option granted is estimated on the date of grant using the Black Scholes model with the following assumptions: expected volatility ranging from 59-85%, risk-free interest rate ranging from 1.61% to 6.15%, respectively, expected dividends of $0 and expected terms ranging from 1-6 years.

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

         NEW ACCOUNTING PRONOUNCEMENTS

         In March 2004, the Emerging Issues Task Force ("EITF" or the "Task Force") reached a final consensus on Issue 03-6 "Participating Securities and the Two- Class Method under FASB Statement No. 128, Earnings per Share" which addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The Company does not anticipate that adoptions of this standard will have a significant impact on the Company's financial position, results of operations or cash flows.

         In March 2004, the EITF reached consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations". The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in such evaluations made in reporting periods beginning after June 15, 2004. The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. We do not expect that the implementation of EITF 03-1 will have a material effect on our financial statements.

         RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to current period presentation.


NOTE 2 - COMMON STOCK:

         In the first quarter of 2004, Newtek sold 201,273 shares of common stock in private transactions, with proceeds totaling approximately $942,000. During the same period there were 153,992 stock options exercised, with proceeds totaling approximately $547,000. In connection with the funding of the Wilshire Alabama capco, 85,500 shares of stock were issued for approximately $359,000. In addition, 2,000 shares of common stock were issued in consideration for consulting services rendered, valued at approximately $14,000.

NOTE 3 - INVESTMENTS IN QUALIFIED BUSINESSES:

         The following table is a summary of investments as of March 31, 2004, shown separately between their debt and equity components, and all terms of each are summarized. There are no expiration dates on any of the financial instruments, unless disclosed.

         The various interests that the Company acquires in its qualified investments are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company's voting interest, or the economics of the transaction if the investee is determined to be a variable interest entity.

                                DEBT INVESTMENTS
                                ----------------

                               DIRECT        AUTOTASK       LOUISIANA BIDCO
INVESTEE                   CREATIONS, LLC     GROUP              LOANS             TOTAL
                           --------------    ----------     ----------------     -----------


INVESTMENT DATE (S)        EPT -01, NOV-01    OCT-02            VARIOUS

MATURITY DATE (S)             JUNE-04         SEPT-3            VARIOUS

INTEREST RATE             S    LIBOR          7.75%            PRIME +1%
------------------------  ----------------- ------------- --------------------   -----------

                        ---------------------------------------------------------------------
Principal outstanding
  at December 31, 2003   $         269,387   $   300,000       $     850,792    $  1,420,179
Return of principal -
  2004                            (62,495)             -            (73,627)       (136,122)
                        ------------------- -------------    ----------------  --------------
Principal outstanding
  at March 31, 2004      $         206,892    $  300,000       $     777,165    $  1,284,057
                        ------------------- -------------    ----------------  --------------

                               EQUITY INVESTMENTS
                               ------------------

                                                DISTRIBUTION
                                                VIDEO AND
INVESTEE                     BUY SEASONS, INC.  AUDIO CORP.           TOTAL
                            -----------------  -------------      --------------

INVESTMENT DATE (S)         JUN-01              JUN-00


TYPE OF INVESTMENT          COMMON STOCK        COMMON STOCK


OWNERSHIP INTERST AS
OF DECEMBER 31, 2002        <20.00%             <20.00%
-----------------------------------------   ------------------    --------------

Total equity investments
  at December 31, 2003      $ 100,000           $ 200,000         $ 300,000

Return of Capital                -                    -              -

Equity in income (losses)
  2004                           -                    -              -
Total Equity investments
  at March 31, 2004         $ 100,000           $ 200,000         $ 300,000
                           -------------    ------------------   ---------------

         The Company has not guaranteed any obligation of these investees, and the Company is not otherwise committed to provide further financial support for the investees. However, from time-to-time, the Company may decide to provide such additional financial support which, as of March 31, 2004 was assessed at zero. Should the Company determine that an impairment exists upon its periodic review, and it is deemed to be other than temporary, the Company will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the Company's Consolidated Statement of Income.
         All companies in which the Company has made equity investments provide the Company with unaudited financial statements. For each equity method investment, Newtek management reviews the facts and circumstances that are apparent to ascertain if an adjustment is necessary to the books of the investee to make its financial statements materially correct.



NOTE 4 - LOANS RECEIVABLE (NON-CAPCO):


         Loans receivable are generated by Newtek Small Business Finance ("NSBF") and are primarily related to entities in the Northeast region of the United States with concentrations in the restaurant and hotel and motel industries.


         The unpaid principal amount of loans serviced for others of approximately $127,768,000 and $123,832,000 at March 31, 2004 and December 31, 2003, respectively, is not included on the accompanying consolidated balance sheets.


         Below is a summary of the activity of the SBA loan receivable account, net of SBA loan loss reserves for the three months ended March 31, 2004:

         Balance at December 31, 2003                     $    52,050,725
         SBA Loans originated for investment                    3,138,056
         Payments received in 2004                             (2,353,900)
         Provision for SBA loan losses                           (104,681)
         Discount on loan originations, net                      (256,269)
                                                          ---------------
         Balance at March 31, 2004                        $    52,473,931
                                                          ===============


         Below is a summary of the activity of the reserve for loan losses account for the three months ended March 31, 2004:

         Balance at December 31, 2003                     $     1,613,613
         SBA Loan loss provision charged in 2004                  104,681
         Recoveries                                                16,438
         Charge-offs                                                    -
                                                          ---------------
         Balance at March 31, 2004                        $     1,734,732
                                                          ===============

         Below is a summary of the SBA loans held for sale as of March 31, 2004:

         Balance at December 31, 2003                     $     3,619,582
         Loan originations for sale                             8,111,992
         Loans sold                                            (9,449,200)
                                                          ----------------
         Balance at March 31, 2004                        $     2,282,374
                                                          ===============

         Below is a summary of the SBA capitalized servicing assets as of March 31, 2004:

         Balance at December 31, 2003                     $       754,064
         Additions                                                474,377
         Amortization                                             (65,005)
                                                          ----------------
         Balance at March 31, 2004                        $     1,163,436
                                                          ===============


         As of March 31, 2004 and December 31, 2003, SBA loans that were on a non-accrual basis amounted to approximately $3,181,000 and $3,201,000, respectively. As of March 31, 2004 and December 31, 2003, SBA loans due after one year that have adjustable interest rates amount to approximately $54,293,000 and $51,321,000, respectively.

         The Company originates loans to small businesses under the SBA program that provides a guaranty from 50% to 85% on the total amount of the loan. Although the legislation under which the SBA guaranty program operates has a maximum loan amount of $2 million, the Agency administratively placed a temporary loan maximum of $750,000 due to the lack of congressional budget approval that was subsequently removed after March 31, 2004. The Company typically sells the guaranteed portion of each loan to a third party and retains the unguaranteed principal portion in its portfolio. Loan losses are shared pro rata between the guaranteed and unguaranteed portions.

     The following is a summary of SBA loans receivable at:

                                                    MARCH 31,      DECEMBER 31,
                                                      2004            2003
                                                  --------------  -----------

     Due in one year or less                           $ 163,342        $ 168,292
     Due between one and five years
                                                       2,538,331        2,619,618
     Due after five years                             52,179,481       51,292,650
                                                 ----------------  ---------------
     Total                                            54,881,154       54,080,560
     Less: Allowance                                  (1,734,732)      (1,613,613)
     Less: Discount on loan originations, net           (672,491)        (416,222)
                                                 ----------------  ---------------

     Net Balance                                     $52,473,931      $52,050,725
                                                 ----------------  ---------------

NOTE 5 - EARNINGS PER SHARE:

         Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

         The calculations of Net (Loss) Income Per Share were:

                                                         THREE MONTHS      THREE MONTHS
                                                             ENDED            ENDED
                                                        MARCH 31, 2004    MARCH 31, 2003
                                                        --------------    --------------
Numerator:
    Numerator for basic and diluted EPS -
      income available to common stock holders          $   (1,704,056)    $ 1,859,326

    Numerator for basic and diluted EPS -
      extraordinary item                                            --         186,729
                                                        --------------     -----------

    Numerator for basic and diluted EPS -               $   (1,704,056)    $ 1,672,597
      income before extraordinary item
                                                        ==============     ===========

Denominator:
    Denominator for basic EPS -
      weighted average shares                               26,471,248      25,409,868

    Effect of dilutive securities (stock options and
restricted stock units)                                             --         251,582
                                                        --------------     -----------

    Denominator for diluted EPS -                           26,471,248      25,661,450
      weighted average shares
                                                        ==============     ===========

Net EPS:  Basic                                         $        (0.06)    $       .07

Net EPS:  Diluted                                       $        (0.06)    $       .07

Net EPS:  Basic before extraordinary gain               $        (0.06)    $       .07

Net EPS:  Diluted before extraordinary gain             $        (0.06)    $       .07

NOTE 6 - SEGMENT REPORTING:

         Newtek's reportable segments are as follows: SBA lending, electronic payment processing and Capcos and other.

         Operating segments are organized internally primarily by the type of services provided, and in accordance with Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" the Company has aggregated similar operating segments into three reportable segments, SBA lending, electronic payment processing and Capcos and other.

         The SBA lending segment is NSBF, a licensed, Small Business Administration (SBA) lender that originates, sells and services loans to qualifying small businesses, which are partially guaranteed by the SBA.

         As an SBA lender, NSBF generates revenues from sales of loans, servicing income for those loans retained to service by NSBF (included in servicing fee and premium income on the consolidated statements of operations) and interest income earned on available cash balances and the loans themselves. The lender also generates expenses such as interest, professional fees, payroll and consulting, and provision for loan losses, all of which are included in the respective caption on the consolidated statements of operations. NSBF also has expenses such as loan recovery expenses, loan processing costs, depreciation and amortization, and other expenses that are all included in the other expense caption on the consolidated statements of operations.

         The electronic payment processing segment is a processor of credit card transactions, as well as a marketer of credit card and check approval services to the small business market. Revenue generated from electronic payment processing is included on the consolidated statements of operations as a separate line item. Expenses include direct costs (included in a separate line captioned electronic payment processing costs), professional fees, payroll and consulting, and other expenses, all of which are included in the respective caption on the consolidated statements of operations.

         The Capcos and other segment represents Newtek's activities in the certified capital company market as described in Note 1, as well as investments not included in the other two segments.

         Management has considered the following characteristics when making its determination of its operating and reportable segments:

          o    the nature of the products and services,

          o    the type or class of customer for their products and services,

          o the methods used to distribute their products or provide their services, and

          o    the nature of the regulatory environment.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                            FOR THE THREE     FOR THE THREE
                                            MONTHS ENDED      MONTHS ENDED
                                              MARCH 31,          MARCH 31,
                                                 2004              2003
                                            -------------     -------------
Revenue
    SBA lending                             $   2,140,053     $   1,322,061
    Electronic payment processing               3,232,504           847,804
    Capco and other                             2,497,936        10,749,579
                                            -------------     -------------
    TOTAL                                   $   7,870,493     $  12,919,444
                                            -------------     -------------

(Loss) income before provision for
    income taxes and extraordinary items
    SBA lending                             $     288,761     $    (292,832)
    Electronic payment processing                  10,573          (375,091)
    Capco and other                            (3,187,564)        3,409,885
                                            -------------     -------------
    TOTAL                                   $  (2,888,230)    $   2,741,962
                                            -------------     -------------

Depreciation and amortization

    SBA lending                             $      79,204     $          --
    Electronic payment processing                 168,604            16,674
    Capco and other                                42,513            28,353
                                            -------------     -------------
    TOTAL                                   $     290,321     $      45,027
                                            -------------     -------------

  Intercompany Revenue eliminated
    above SBA lending                       $          --     $          --
    Electronic payment processing                 214,932            92,644
    Capco and other                               416,532           376,956
                                            -------------     -------------
    TOTAL                                   $     631,464     $     469,600
                                            -------------     -------------

  Intercompany Expenses eliminated
    above SBA lending                       $     158,113     $          --
    Electronic payment processing                 320,656           215,566
    Capco and other                               152,695           254,034
                                            -------------     -------------
    TOTAL                                   $     631,464     $     469,600
                                            -------------     -------------

   Identifiable Assets                       AT MARCH 31,     AT DECEMBER 31,
                                                 2004             2003
                                            -------------     -------------
   SBA lending                              $  68,293,531     $  64,738,750
   Electronic payment processing                7,213,673         7,308,940
   Capco and other                            125,213,934       120,136,319
                                              -----------       -----------
    TOTAL                                   $ 200,721,138     $ 192,184,009
                                            -------------     -------------

NOTE 7 - SUBSEQUENT EVENT:

On April 28th 2004, Newtek signed an agreement to acquire CrystalTech Web Hosting, Inc, one of the largest Microsoft Windows-only hosting companies in the world, with 26,000 customers, 80 percent of which are small to medium-sized businesses, and an impressive growth of approximately 1,100 new hosting accounts per month. The agreement with CrystalTech is subject to a number of conditions, primarily financing. This acquisition greatly enhances the ability of Newtek to cross-market its menu of business and financial services to a large pre-existing customer base.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION:

Readers are cautioned that certain statements contained herein are forward-looking statements and should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements" below. The following discussion should also be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company's significant accounting policies are described in note 1 of the Notes to Consolidated Financial Statements included in its Form 10-K for the fiscal year ended December 31, 2003. A discussion of the Company's critical accounting policies, and the related estimates, are included in Management's Discussion and Analysis of Results of Operations and Financial Position in its Form 10-K for the fiscal year ended December 31, 2003. There have been no significant changes in the Company's existing accounting policies or estimates since its fiscal year ended December 31, 2003.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

         Revenues decreased by approximately $5,049,000 to $7,870,000 for the three months ended March 31, 2004, from $12,919,000 for the three months ended March 31, 2003. Income from tax credits decreased by approximately $8,365,000 from $10,389,000 for the three months ended March 31, 2003, to $2,024,000 for the three months ended March 31, 2004, due to Newtek's capcos achieving less investment thresholds mandated by the various state capco statutes in 2004 compared to 2003. Electronic payment processing revenue increased by approximately $2,385,000 to $3,233,000 for the three months ended March 31, 2004, from $848,000 for the three months ended March 31, 2003, due to the Company's increase in electronic payment processing customers, as well as the company's acquisition of Automated Merchant Services in August, 2003.

         Servicing fee and premium income increased by approximately $744,000 to $1,112,000 for the three months ended March 31, 2004 from $368,000 for the three months ended March 31, 2003 due to the fact that NSBF, the SBA lender, experienced significant growth in the business.

         Interest and dividends are generated from SBA lending activities, excess cash balances that are invested in low risk, highly liquid securities (money market accounts, federal government backed mutual funds, etc.), non-cash accretions of structured insurance product and on held to maturity investments. The following table details the changes in these different forms of interest and dividend income:

                                              2004                  2003              CHANGE
                                             ------                ------            --------

SBA lending activities                   $     925,003           $  915,176         $      9,827
Non-cash accretions                             43,904               43,904                   -
Qualified investments                           20,829               22,975               (2,146)
Low-risk highly liquid securities               39,212               77,114              (37,902)
                                         -------------           ----------         -------------
                                         $   1,028,948           $1,059,169         $    (30,221)
                                         =============           ==========         =============

         The decrease in interest income generated on qualified investments and low-risk highly liquid securities is attributable to a decline in the average outstanding balances of held to maturity investments and reduced short term interest rates on interest bearing cash accounts.

         Other income increased by approximately $218,000 to $473,000 for the three months ended March 31, 2004 from $255,000 for the three months ended March 31, 2003. Other than electronic payment processing and NSBF, this increase is due to the increased number of consolidating operating entities in the three months ended March 31, 2004 as compared to the same period in 2003 coupled with the increase in revenues from existing consolidated operating entities, as they continue to transition from start up operations.

         Changes in interest expense are summarized as follows:

                                             2004                   2003              CHANGE
                                            ------                 ------            --------

Capco interest expense                   $   3,021,416           $  3,001,543       $     19,873
NSBF (SBA Lender) Interest Expense             501,873                504,586             (2,713)
Other interest                                 241,485                211,723             29,762
                                         -------------           ------------       ------------
                                         $   3,764,774           $  3,717,852       $     46,922
                                         =============           ============       ============

         The approximately $20,000 increase in Capco interest expense in the three months ended 2004 was attributable to the new borrowings associated with the new capco, Wilshire Alabama, funded in February 2004, as well as Wilshire Louisiana Partners IV, funded in October 2003. The approximately $30,000 increase in other interest expense was attributable to the fact that there were additional debt instruments associated with the financing of insurance coverage purchased for the Wilshire Alabama Partners capco during the first quarter of 2004 and the acquisition of Automated Merchant Services during the third quarter of 2003.

         Payroll and consulting fees increased by approximately $521,000 to $2,185,000 for the three months ended March 31, 2004 from $1,664,000 for the three months ended March 31, 2003. The increase was primarily due to the increased number of operating entities consolidated into Newtek in the three months ended March 31, 2004 versus the same period in 2003. Electronic payment processing direct costs increased by approximately $981,000 to $2,101,000 for the three months ended March 31, 2004 from $1,120,000 for the three months ended March 31, 2003, due to the significant increase in the number of electronic payment processing customers as well as the acquisition of Automated Merchant Services in August 2003.

         Professional fees increased by approximately $79,000 to $995,000 for the three months ended March 31, 2004 from $916,000 for the three months ended March 31, 2003. This increase is primarily due to the increased legal and accounting services provided due to the significant growth in the company in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 . Insurance expense increased by approximately $142,000 to $715,000 for the three months ended March 31, 2004 from $573,000 for the three months ended March 31, 2003. This increase is due to the additional insurance relating to the new capco funded in 2004, Wilshire Alabama Partners, and the new capco funded in October 2003, Wilshire Louisiana Partners IV.

         Provision for loan losses increased to approximately $105,000 for the three months ended March 31, 2004 from zero for the three months ended March 31, 2003. This is due to the fact that NSBF was acquired on December 31, 2002 and there were no new loans during the comparable three months ended March 31, 2003.

         Other expenses increased by approximately $487,000 to $1,194,000 for the three months ended March 31, 2004 from $707,000 for the three months ended March 31, 2003. The increase was due primarily to expenses incurred by consolidated operating entities other than electronic payment processing as described above. Specifically, the amortization of customer merchant accounts which were acquired in August 2003 contributed approximately $132,000 to the increase in other expenses in the three months ended 2004 compared to zero in the same period in 2003.


         Other than temporary decline in value of investments decreased by approximately $1,713,000 to zero for the three months ended March 31, 2004 from $1,713,000 for the three months ended March 31, 2003, due to the Company's determination that there were no other than temporary declines in the value of investments for the period ended March 31, 2004. During the period ended March 31, 2003, the Company determined that there was an approximately $943,000 other than temporary decline in the value of its investments for Merchant Data Systems, Inc., $500,000 for 1-800 Gift Certificate and an approximately $270,000 other than temporary decline in the value of its investments for Direct Creations, LLC.

         For the three months ended March 31, 2004, equity in net losses of affiliates decreased by approximately $55,000 to $0. This decrease is due to the fact that the investments accounted for under the equity method were written down to $0 as of December 31, 2003.

         The Company's results of operations declined by approximately $3,563,000 from net income of $1,859,000 for the three months ended March 31, 2003 to a net loss of $1,704,000 for the three months ended March 31, 2004, due to the decreases in revenue of approximately $5,049,000 and the increases in overall expenses of approximately $593,000 discussed above., offset by the decrease in the taxes of approximately $2,254,000, and the decrease in extraordinary gains of approximately $187,000.

CONSOLIDATED OPERATING ENTITIES

         At March 31, 2004, Newtek had nineteen majority-owned consolidated operating entities, most of which were as a result of investments through the capco programs. For the three months ended March 31, 2004, these companies represented approximately $215,000 in losses that are consolidated in Newtek's results (net of inter-company eliminations of $631,000 in revenues and $631,000 in expenses). For the three months ended March 31, 2004, revenues from consolidating operating entities, net of inter-company eliminations, amounted to $5,723,000 and were generated from the following sources: SBA lending ($2,140,000) electronic payment processing ($3,233,000), outsourced financial information systems ($97,000), and other ($253,000). For the three months ended March 31, 2004, expenses incurred by consolidating operating companies, net of inter-company eliminations, amounted to $5,938,000 and were incurred by the following sources: SBA lending ($1,851,000) electronic payment processing ($3,224,000), outsourced financial information systems ($156,000), and other ($707,000).

         At March 31, 2003, Newtek had fourteen majority-owned consolidated operating entities, most of which were as a result of investments through the capco programs. For the three months ended March 31, 2003, these companies represented approximately $1,036,000 in losses that are consolidated in Newtek's results (net of inter-company eliminations of $470,000 in revenues and $470,000 in expenses). For the three months ended March 31, 2003, revenues from consolidating operating entities, net of inter-company eliminations, amounted to $2,352,000 and were generated from the following sources: SBA lending ($1,322,000) electronic payment processing ($848,000), outsourced financial information systems ($53,000), and other ($129,000). For the three months ended March 31, 2003, expenses incurred by consolidating operating companies, net of inter-company eliminations, amounted to $3,388,000 and were incurred by the following sources: SBA lending ($1,615,000) electronic payment processing ($1,095,000), outsourced financial information systems ($180,000), and other ($498,000).

LIQUIDITY AND CAPITAL RESOURCES

         Newtek has funded its operations primarily through the issuance of notes to insurance companies through the capco programs. Through March 31, 2004, Newtek has received approximately $184,637,000 in proceeds from the issuance of long-term debt, Capco warrants, and Newtek common stock through the capco programs. Newtek's principal capital requirements have been to fund the purchase of Coverage A insurance related to the notes issued to the insurance companies (approximately $102,381,000), the acquisition of Coverage B capco insurance policies ($21,255,000), the acquisition of consolidated operating entity's interests, identifying other capco-qualified investments, and working capital needs resulting from operating and business development activities of its consolidated operating entities.

         Net cash used in operating activities for the three months ended March 31, 2004 of approximately $1,606,000 resulted primarily from a net loss of $1,704,000 adjusted for the non-cash interest expense of approximately $3,021,000, proceeds from sale of SBA loans held for sale of approximately $9,449,000, and other non cash charges for stock compensation, depreciation and amortization, and provision for loan losses totaling approximately $657,000. It was also affected by the approximately $1,184,000 of a deferred tax benefit, $256,000 of discount on loan originations, approximately $300,000 of minority interest, approximately $2,024,000 in non-cash income from tax credits, and approximately $8,112,000 in SBA loans originated for sale. In addition, Newtek had a net decrease in components of prepaid insurance, prepaid expenses, accounts receivable and other assets, and accounts payable and accruals of approximately $1,622,000.

         Net cash used in operating activities for the three months ended March 31, 2003 of approximately $2,332,000 resulted primarily from net income of approximately $1,859,000, increased by the non-cash interest expense of approximately $3,091,000. It was also affected by the approximately $1,713,000 in other than temporary decline in value of investments, approximately $288,000 in minority interest, the approximately $10,389,000 in income from tax credits, and the deferred income tax provision of $1,069,000. In addition, the Company had an increase in components of prepaid insurance, prepaid expenses, accounts receivable and other assets, and accounts payable and accruals of approximately $638,000.

         Net cash used in investing activities for the three months ended March 31, 2004 of approximately $880,000 resulted primarily from repayments on SBA loans of approximately $2,354,000, and approximately $216,000 of purchase of furniture, fixtures and equipment, offset by approximately $3,138,000 from SBA loans originated for investment, $136,000 from returns of held to maturity investments.

         Net cash provided by investing activities for the three months ended March 31, 2003 of approximately $2,080,000 resulted primarily from returns of principal of approximately $1,518,000, offset by approximately $3,200,000 in additional qualified investments made in the period. We also received approximately $2,307,000 in repayments on our loan receivable and we consolidated approximately $1,409,000 of our investments.

         Net cash provided by financing activities for the three months ended March 31, 2004 was approximately $11,606,000, primarily attributable to proceeds from the issuance of long term debt of approximately $10,925,000, approximately $1,848,000 from the private placement of common stock and exercise of stock options, and proceeds from SBA bank notes of approximately $3,652,000. This was offset by approximately $3,348,000 in payments for Coverage A insurance, $779,000 in payments on notes payable-insurance, $120,000 in payments of notes payable-other, and a change in restricted cash of approximately $573,000.

         Net cash provided by financing activities for the three months ended March 31, 2003 was approximately $1,750,000, primarily attributable to approximately $766,000 from the private placement of common stock, offset by approximately $1,017,000 in payments on loans payable, and $2,000,000 in proceeds from the sale of preferred stock of a consolidated entity.

         During the three months ended March 31, 2004 we and our affiliated companies generated cash flow primarily from the following sources:

          o private placement of common stock and exercise of stock options, netting $1,848,000;

          o proceeds from issuance of a long-term debt and warrants of $10,925,000;

          o    interest and dividend income of approximately $1,029,000;

          o    proceeds from sales of SBA loans of approximately $9,449,000;

          o other income of approximately $473,000, which represents revenue from Newtek's consolidated operating entities;

          o cash received from repayments of SBA loans receivable of approximately $2,354,000; and

          o    proceeds from SBA bank notes payable of approximately $3,652,000.

         The cash was primarily used to:

          o originate approximately $11,250,000 in SBA loans held for investment and for sale;

          o    repay "note payable-insurance" of approximately $779,000; and

          o    purchase of Coverage A insurance of approximately $3,348,000.

         During the three months ended March 31, 2003 we generated cash flow primarily from the following sources:

          o    private placement of common stock, netting $766,000;

          o    interest and dividend income of approximately $1,059,000;

          o proceeds from the sale of subsidiary preferred stock of $2,000,000;

          o other income of approximately $255,000, which represents revenue from consolidated operating entities; and

          o    cash received repayments on SBA loans of approximately
               $2,307,000.

         The cash was primarily used to:

          o invest approximately $3,200,000 in small or early stage businesses; and

          o    repay a note payable-other of approximately $1,017,000.

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by Newtek from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "seek," and "intend" and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to our services, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

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

         We transact business with merchants exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

         Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. At March 31, 2004, $55.6 million of our outstanding indebtedness was at variable interest rates based on the prime rate. A rise in the prime rate of one percentage point would result in additional interest expense of approximately $600,000. However, our interest income would also increase by approximately the same amount, due to the variability of the interest rates on our SBA loans receivable. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

         We do not hold derivative financial or commodity instruments, nor engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 4.  CONTROLS AND PROCEDURES

         As of the three months ended March 31, 2004, Newtek Business Services, Inc. carried out an evaluation, under the supervision and with the participation of the Newtek's management, including the Newtek's Chief Executive Officer and the Newtek's Chief Financial Officer, of the effectiveness of the design and operation of Newtek's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Newtek's Chief Executive Officer and Newtek's Chief Financial Officer concluded that Newtek's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to Newtek (including its consolidated subsidiaries) required to be included in Newtek's periodic SEC filings. There have been no changes in Newtek's internal controls or in other factors that could significantly affect these controls subsequent to the date Newtek conducted its evaluation.

         Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed by Newtek under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to Newtek's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Disclosure controls include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported.

         Any control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are achieved. The design of a control system inherently has limitations, including the controls' cost relative to their benefits. Additionally, controls can be circumvented. No cost-effective control system can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.


PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         We entered into the following transactions during the three months ended March 31, 2004 in connection with the sale of our common stock.

------------------------ ---------- --------- --------
Name                     Date       Shares    Price
------------------------ ---------- --------- --------
Vincent Negra            1/7/04     9,524     $5.25
------------------------ ---------- --------- --------
Thomas Festa             1/7/04     4,762     $5.25
------------------------ ---------- --------- --------
Bella Borg               1/15/04    50,000    $5.56
------------------------ ---------- --------- --------
Stephen Brenner          1/15/04    18,750    $5.60
------------------------ ---------- --------- --------
Brian Flax               2/3/04     500       $4.68
------------------------ ---------- --------- --------
Jon Schmidt              2/3/04     1,000     $4.68
------------------------ ---------- --------- --------
Josh Solomon             2/4/04     3,200     $4.68
------------------------ ---------- --------- --------
Robert Cohen             2/5/04     50,000    $4.75
------------------------ ---------- --------- --------
Christopher Payne        2/6/04     5,592     $4.47
------------------------ ---------- --------- --------
Robert Cohen             3/18/04    25,000    $4.00
------------------------ ---------- --------- --------
Jeffrey Cohen            3/18/04    25,000    $4.00
------------------------ ---------- --------- --------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits attached to this Quarterly Report on Form 10-Q are:

         Exhibit 3(i).1, the Certificate of Incorporation of Newtek Business Services, Inc., as fully restated to incorporate all amendments through November 25, 2002.

         Exhibits 31.1 and 31.2, Certifications of the Chief Executive Officer and the Chief Financial Officer.

         Exhibit 32.1, Certification pursuant to 18 USC ss.1350.

         (b) During the quarter ended March 31, 2004 we filed the following Current Reports on Form 8-K:

         On February 26, 2004, Newtek announced that it had entered into marketing alliances for the distribution of one or more of its business products and services with Merrill Lynch Financial Services and CBW Financial Services, Inc. and announced its plans for the initiation of business by its newly formed subsidiary, Newtek Insurance Agency.

         On March 2, 2004, Newtek announced that it had entered into a marketing alliance agreement with the Navy Federal Credit Union, one of the largest in the country, for the provision of small business loans for the credit union's members. Newtek also announced the results of its operations for the year ended December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NEWTEK BUSINESS SERVICES, INC.



         Date:  May 14, 2004     /s/ Barry Sloane
                                 -----------------------------------------------
                                 Barry Sloane
                                 Chairman of the Board, Chief Executive Officer
                                 and Secretary



         Date:  May 14, 2004     /s/ Brian A. Wasserman
                                 -----------------------------------------------
                                 Brian A. Wasserman
                                 Treasurer, Chief Financial Officer and Director



         Date:  May 14, 2004     /s/ Giuseppe Soccodato
                                 -----------------------------------------------
                                 Giuseppe Soccodato
                                 Controller and Chief Accounting Officer