Form 10-Q
period 2004-06-30
NEWTEK BUSINESS SERVICES INC
filed 2004-08-13
CIK 1094019

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   (MARK ONE)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 001-16123

                                -----------------

                         NEWTEK BUSINESS SERVICES, INC.

                              --------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    NEW YORK                            11-3504638
   -------------------------------------          -----------------------
      (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

   100 QUENTIN ROOSEVELT BOULEVARD, GARDEN CITY, NY                11530
-----------------------------------------------------------      -----------
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

                                   YES       NO
                                   [ ]       [X]

AS OF AUGUST 12, 2004, 33,321,253 SHARES OF COMMON STOCK WERE ISSUED AND
OUTSTANDING.

                                    CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003         1

Consolidated Statements of Income for the Three and Six Month Periods
Ended June 30, 2004 and 2003                                                  2

Consolidated Statements of Cash Flows for the Six Month
Periods Ended June 30, 2004 and 2003                                          4

Notes to Unaudited Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                        18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          25

Item 4.  Controls and Procedures                                             26

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds and Issuer
Repurchase of Equity Securities                                              27

Item 4.  Submission of Matters to a Vote of Security Holders                 27

Item 6.  Exhibits and Reports on Form 8-K                                    28

Signatures                                                                   28

Certifications                                                               29

Exhibits                                                                     29

ITEM 1. FINANCIAL STATEMENTS

                NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

                                                                                                JUNE 30,       DECEMBER 31,
                                                                                                  2004             2003
                                                                                              -------------    -------------

                        ASSETS
                        ------
Cash and cash equivalents                                                                     $  37,649,541    $  33,444,611
Restricted cash                                                                                   2,060,788        2,107,471
Credits in lieu of cash                                                                          70,853,664       71,294,083
SBA loans receivable, net of reserve for loan losses                                             38,096,972       52,050,725
Accounts receivable (net of allowances of $44,824 and $96,480, respectively)                        902,157          469,768
Receivable from bank                                                                              2,002,756        2,670,353
SBA loans held for sale                                                                           2,840,714        3,619,582
Accrued interest receivable                                                                         272,596          281,072
Investments in qualified businesses - equity method investments                                     300,000          300,000
Investments in qualified businesses - held to maturity investments                                1,255,475        1,420,179
Structured insurance product                                                                      3,135,408        3,054,705
Prepaid insurance                                                                                14,170,099       13,282,630
Prepaid expenses and other assets                                                                 3,511,002        1,907,132
Capitalized servicing assets (net of accumulated amortization of $184,448 and $24,545,
  respectively)                                                                                   1,526,052          754,064
Furniture, fixtures and equipment (net of accumulated depreciation of $537,144 and
  $390,011, respectively)                                                                           815,058          670,715
Customer merchant accounts (net of accumulated amortization of $579,936 and $269,380,
  respectively)                                                                                   2,729,191        3,024,298
Goodwill                                                                                          2,201,644        1,832,621
                                                                                              -------------    -------------
Total assets                                                                                  $ 184,323,117    $ 192,184,009
                                                                                              -------------    -------------
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Liabilities:
   Accounts payable and accrued expenses                                                      $   6,001,753    $   6,095,440
   Notes payable - certified investors                                                            3,822,869        3,829,973
   Notes payable - insurance                                                                      6,003,088        4,115,136
   Notes payable - other                                                                            760,000        1,000,000
   Bank notes payable                                                                            37,658,253       51,990,047
   Notes payable in credits in lieu of cash                                                      67,921,494       65,697,050
   Deferred tax liability                                                                        10,905,455       10,815,790
                                                                                              -------------    -------------

      Total liabilities                                                                         133,072,912      143,543,436
                                                                                              -------------    -------------

   Minority interest                                                                              7,631,729        8,393,151
                                                                                              -------------    -------------

   Commitments and contingencies

   Shareholders' equity:
      Common stock (par value $0.02 per share; authorized 39,000,000 shares, issued and
        outstanding 26,862,324 and 26,209,211, not including 582,980 shares held in escrow)         537,246          524,184
      Additional paid-in capital                                                                 29,290,600       26,588,400
      Unearned compensation                                                                      (1,579,826)      (2,106,588)
      Retained earnings                                                                          15,370,456       15,241,426
                                                                                              -------------    -------------
      Total shareholders' equity                                                                 43,618,476       40,247,422
                                                                                              -------------    -------------
      Total liabilities and shareholders' equity                                              $ 184,323,117    $ 192,184,009
                                                                                              -------------    -------------

See accompanying notes to these unaudited consolidated financial statements.

                                        1

                NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004, AND 2003

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                       JUNE 30,
                                                        ----------------------------    ----------------------------
                                                            2004            2003            2004            2003
                                                        ------------    ------------    ------------    ------------

Revenue:
  Income from tax credits                               $  7,024,520    $ 11,470,752    $  9,048,045    $ 21,859,334
  Electronic payment processing                            4,070,630       1,140,282       7,303,134       1,988,086
  Servicing fee and premium income                         2,141,745         353,013       3,254,112         721,460
  Interest and dividend income                             1,042,215       1,024,551       2,071,163       2,083,720
  Other income                                               203,225         731,550         676,374         986,992
                                                        ------------    ------------    ------------    ------------
     Total revenue                                        14,482,335      14,720,148      22,352,828      27,639,592
                                                        ------------    ------------    ------------    ------------

Expenses:
  Interest                                                 3,478,022       3,486,235       7,242,797       7,204,087
  Payroll and consulting fees                              2,361,025       1,629,000       4,546,474       3,293,064
  Electronic payment processing costs                      2,578,749         399,811       4,679,735       1,519,753
  Professional fees                                        1,295,050       1,725,936       2,289,659       2,641,703
  Insurance                                                  691,350         638,124       1,406,312       1,211,417
  Other than temporary decline in value of
  investments                                                   --            20,287            --         1,733,701
  Equity in net losses of affiliates                            --            62,930            --           117,904
  Net benefit for loan losses                               (151,930)           --           (47,249)           --
  Other                                                    1,433,410       1,353,617       2,626,986       2,060,129
                                                        ------------    ------------    ------------    ------------
     Total expenses                                       11,685,676       9,315,940      22,744,714      19,781,758
                                                        ------------    ------------    ------------    ------------

Income (loss) before minority interest,
  provision for income taxes and extraordinary
  items                                                    2,796,659       5,404,208        (391,886)      7,857,834

Minority interest in loss (income)                           310,267        (968,379)        610,581        (680,042)
                                                        ------------    ------------    ------------    ------------

Income before provision for income taxes and
  extraordinary items                                      3,106,926       4,435,829         218,695       7,177,792
Provision for income taxes                                (1,273,839)     (1,729,874)        (89,665)     (2,799,339)
                                                        ------------    ------------    ------------    ------------

Income before extraordinary items                          1,833,087       2,705,955         129,030       4,378,453

Extraordinary gain on acquisition of a business                 --              --              --           186,729
                                                        ------------    ------------    ------------    ------------

Net income                                              $  1,833,087    $  2,705,955    $    129,030    $  4,565,182
                                                        ------------    ------------    ------------    ------------

See accompanying notes to these unaudited consolidated financial statements.

                NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (CONTINUED)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004, AND 2003

                                                           THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                                JUNE 30,                                     JUNE 30,
                                                      2004                  2003                   2004                 2003
                                               -----------------       ---------------        --------------      ----------------

Net income per share :
  Basic                                        $            0.07       $          0.11        $         0.00      $           0.18
  Diluted                                      $            0.07       $          0.10        $         0.00      $           0.18
Income per share before extraordinary items
  Basic                                        $            0.07       $          0.11        $         0.00      $           0.17
  Diluted                                      $            0.07       $          0.10        $         0.00      $           0.17

Weighted average common shares outstanding
Basic                                                 26,773,791          25,670,866              26,624,960            25,541,088
Diluted                                               27,227,038          26,047,237              27,158,205            25,857,904

See accompanying notes to these unaudited consolidated financial statements.

                NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                              2004            2003
                                                                          ------------    ------------

Cash flows from operating activities:
  Net income                                                              $    129,030    $  4,565,182
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Other than temporary decline in value of investments                          --         1,733,701
    Equity in losses of affiliates                                                --           117,904
    Extraordinary gain on acquisition of business                                 --          (186,729)
    Income from tax credits                                                 (9,048,045)    (21,859,334)
    Deferred income taxes                                                       89,665       2,799,339
    Depreciation and amortization                                              617,592          67,236
    (Benefit) provision for loan losses                                        (47,249)        338,800
    SBA loans originated for sale                                          (16,644,036)           --
    Proceeds from sale of SBA loans                                         17,422,904            --
    Accretion of interest income                                               (87,808)        (87,808)
    Accretion of interest expense                                            5,884,294       5,912,863
    Non cash compensation                                                      750,887         134,925
    Minority interest                                                         (610,581)        680,042
    Changes in assets and liabilities, net of the effect of
      business acquisition:
        Prepaid insurance                                                      363,124       1,012,631
        Discount on loan originations, net                                     194,313            --
        Prepaid expenses and other assets, accounts receivable
           and capitalized servicing assets                                 (2,088,754)       (924,807)
        Accounts payable and accrued expenses                                  (93,687)        614,239
                                                                          ------------    ------------
                   Net cash used in operating activities                    (3,168,351)     (5,081,816)
                                                                          ------------    ------------

Cash flows from investing activities:
  Investments in qualified businesses - held to maturity                      (643,500)       (710,000)
  Investments in qualified businesses - consolidated entities               (5,372,352)     (3,800,000)
  Return of investments - held to maturity                                     808,204         129,148
  Return of investments - consolidated entities                              1,698,165       1,977,247
  Consolidation of majority owned entities                                   3,674,187       1,550,126
  Purchase of furniture, fixtures and equipment                               (291,476)       (128,222)
  SBA loans originated for investment                                       (7,473,223)           --
  Proceeds from sale of SBA loans held for investment,
    reclassified as loans held for sale                                     17,022,400
  Payments received on SBA loans                                             4,257,512       3,244,970
  Other investments                                                           (215,410)        (30,000)
                                                                          ------------    ------------
                   Net cash provided by investing activities                13,464,507       2,233,269
                                                                          ------------    ------------

See accompanying notes to these unaudited consolidated financial statements.

                NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                                   2004           2003
                                                                               ------------    ------------

Cash flows from financing activities:
  Proceeds from issuance of notes payable to certified investors               $ 10,925,483    $       --
  Cash paid for Coverage A                                                       (3,347,461)           --
  Principal payments of note payable-insurance                                   (1,112,048)       (578,404)
  Repayments of note payable - bank and other                                      (240,000)       (475,000)
  Proceeds from sale of preferred stock of subsidiary                                  --         2,000,000
  Change in restricted cash                                                          46,683            --
  Net repayments on SBA bank notes payable                                      (14,331,794)     (2,698,720)
  Net proceeds from exercise of stock options                                       566,319            --
  Net proceeds from issuance of common stock                                      1,401,592       1,456,725
                                                                               ------------    ------------
                 Net cash used in financing activities                           (6,091,226)       (295,399)
                                                                               ------------    ------------

Net increase (decrease) in cash and cash equivalents                              4,204,930      (3,143,946)

Cash and cash equivalents - beginning of period                                  33,444,611      41,171,358
                                                                               ------------    ------------

Cash and cash equivalents - end of period                                      $ 37,649,541    $ 38,027,412
                                                                               ------------    ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:

Reduction of credits in lieu of cash and notes payable in credits in lieu of
  cash balances due to delivery of tax credits to Certified Investors          $  9,488,464    $ 10,094,827
                                                                               ------------    ------------

Issuance of notes in partial payment for insurance                             $  3,000,000    $       --
                                                                               ------------    ------------

Issuance of warrant in connection with purchase of
  Coverage A Insurance                                                         $    250,000    $       --
                                                                               ------------    ------------
Acquisition of minority interest resulting in goodwill:
    Newtek Business Services common stock issued                               $    517,324    $    362,388

    Less: minority interest acquired                                                148,301            --
                                                                               ------------    ------------
    Goodwill recognized                                                        $    369,023    $    362,388
                                                                               ------------    ------------

See accompanying notes to these unaudited consolidated financial statements.

                 NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     The consolidated financial statements of Newtek Business Services, Inc. and
Subsidiaries (the "Company" or "Newtek") included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange
Commission ("SEC") and include all majority owned subsidiaries or those which
Newtek is considered to be the primary beneficiary of (as defined under FASB
Interpretation No. FIN 46 ("FIN 46")). All intercompany balances and transactions have been eliminated in consolidation. The financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Form 10-K for the fiscal year ended December
31, 2003, as amended.

     The unaudited consolidated financial statements of Newtek, reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Newtek at
June 30, 2004, the results of operations and its cash flows for the six months ended June 30, 2004. Results of operations for the interim periods may not be representative of results to be expected for a full year.

     Newtek is engaged in the business of providing financial products and business services to small and medium-sized businesses through ownership and/or operation of specific primary lines of business as well as organizing certified capital companies ("Capcos") and investing funds made available under the Capco programs in small businesses.

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

NOTE 1- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

     The Capco can satisfy this interest payment, at the Capco's discretion, by delivering tax credits in lieu of paying cash. The Capcos legally have the right to deliver the tax credits to the Certified Investors. The Certified Investors legally have the right to receive and use the tax credits and would, in turn, use these tax credits to reduce their respective state tax liabilities in an amount usually equal to 100% (WLA, WLPII, and WLPIII -110%) of their certified investment. The tax credits can be utilized usually over a ten-year period at a rate of 10% (WLA, WLPII, and WLPIII - 11%) per year and in some instances are transferable and can be carried forward.

     During February 2004, Newtek funded its twelfth Capco, Wilshire Alabama
Partners LLC, for total certified capital of $11,111,111.

     STOCK - BASED COMPENSATION

     The Company has elected to continue using Accounting Principles Board
Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options. With regard to stock options, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under our plan had an exercise price equal to the market value of the underlying common stock at the date of grant. Compensation expense on restricted shares granted to employees is measured at the fair market value on the date of grant and recognized in the consolidated statements of income on a pro-rata basis over the service period which approximates the vesting period.

NOTE 1- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in
SFAS 148 "Accounting for Stock-based Compensation-Transition and Disclosure-an amendment of SFAS 123" had been used in accounting for employee stock options.

                                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                       JUNE 30,                       JUNE 30,
                                                             --------------------------    --------------------------
                                                                2004            2003          2004            2003
                                                             -----------    -----------    -----------    -----------

As reported:
   Net income                                                $ 1,833,087    $ 2,705,955    $   129,030    $ 4,565,182
                                                             -----------    -----------    -----------    -----------

   Add:  Total stock based employee compensation
   expense recognized, net of related tax effects                169,595           --          312,696           --
                                                             -----------    -----------    -----------    -----------

   Deduct:  Total stock based employee
   compensation expense determined under fair
   value based method for all awards, net of
   related tax effects                                          (192,944)      (215,366)      (401,206)      (428,364)
                                                             -----------    -----------    -----------    -----------

   Pro forma net income                                      $ 1,809,738    $ 2,490,589    $    40,520    $ 4,136,818
                                                             -----------    -----------    -----------    -----------

      Earnings per share:
         Basic - as reported                                 $      0.07    $      0.11    $      0.00    $      0.18
                                                             -----------    -----------    -----------    -----------

         Basic - pro forma                                   $      0.07    $      0.10    $      0.00    $      0.16
                                                             -----------    -----------    -----------    -----------

         Diluted - as reported                               $      0.07    $      0.10    $      0.00    $      0.18
                                                             -----------    -----------    -----------    -----------

         Diluted - pro forma                                 $      0.07    $      0.10    $      0.00    $      0.16
                                                             -----------    -----------    -----------    -----------

     For the six months ended June 30, 2004 and 2003, the weighted average fair value of each option granted is estimated on the date of grant using the Black
Scholes model with the following assumptions: expected volatility of 59-85%, risk-free interest rate of 1.61% to 6.15%, respectively, expected dividends of
$0 and expected terms of 1-6 years.

NOTE 1- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         NEW ACCOUNTING PRONOUNCEMENTS

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

     In March 2004, the EITF reached consensus on Issue No. 03-16, "Accounting for Investments in Limited Liability Companies." EITF 03-16 provides guidance for determining whether a non-controlling investment in a limited liability company should be accounted for using the cost method or the equity method of accounting. Companies will be required to adopt the provisions of this consensus in reporting periods beginning after June 15, 2004. We do not expect that the implementation of EITF 03-16 will have a material effect on our financial statements

     MAJOR ACCOUNTING POLICIES

     Refer to the Company's 2003 Form 10K for a description of major accounting policies. There have been no material changes to these accounting policies during 2004.

     RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2 - COMMON STOCK:

     In the six months ended June 30, 2004, Newtek sold 221,273 shares of common stock in private transactions, with proceeds totaling approximately $1,042,000.
During the same period there were 158,992 stock options exercised, with proceeds totaling approximately $567,000. In connection with the funding of the Wilshire
Alabama Capco, 85,500 shares of stock were issued for approximately $359,000. In connection with two employment agreements, 13,940 shares were issued in consideration for services rendered, valued at approximately $68,000. As part of the renewal of the SBA's line of credit with Deutsche Bank, 24,950 shares of common stock were issued, valued at approximately $125,000. In May 2004, Newtek issued 144,458 shares of its common stock, valued at approximately $517,000, in exchange for the minority interests in Wilshire Colorado, Wilshire Alabama
Partners, Wilshire Louisiana Partners III and Wilshire Louisiana Partners IV
(Note 7). In addition, 4,000 shares of common stock were issued in consideration for consulting services rendered, valued at approximately $25,000.

NOTE 3 - INVESTMENTS IN QUALIFIED BUSINESSES:

     The following table is a summary of investments as of June 30, 2004, shown separately between their debt and equity components, and all terms of each are summarized. There are no expiration dates on any of the financial instruments, unless disclosed.

NOTE 3 - INVESTMENTS IN QUALIFIED BUSINESSES: (CONTINUED)

     The various interests that the Company acquires in its Qualified Businesses are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the
Company's voting interest, or the economics of the transaction if the investee is determined to be a variable interest entity. The following are our non-consolidated investments:

                                        DEBT INVESTMENTS

                                                                                        L&K TOP             TOTAL
                                                                                        DESIGN,
                                                                                      SILVER TRAY,
                                  DIRECT            AUTOTASK         LOUISIANA          DESANTIS
INVESTEE                      CREATIONS, LLC         GROUP          BIDCO LOANS       ENTERPRISES

INVESTMENT DATE(S)            SEPT-01, NOV-01       SEPT-03           VARIOUS           VARIOUS

MATURITY DATE(S)                   JUN-04           MARCH-05          VARIOUS           VARIOUS

INTEREST RATE                      LIBOR             7.75%           PRIME + 1%       PRIME + 1%
------------------------      ---------------      ----------      -------------     --------------       -----------

Principal outstanding at
December 31, 2003              $   269,387        $   300,000       $   850,792        $       -          $ 1,420,179

Debt issued - 2004                     -                  -                 -              643,500            643,500

Return of principal - 2004         (62,495)               -            (102,209)          (643,500)          (808,204)
                               -----------        -----------       -----------        -----------        -----------

Principal outstanding at
June 30, 2004                  $   206,892        $   300,000       $   748,583        $       -          $ 1,255,475
                               -----------        -----------       -----------        -----------        -----------

                                               EQUITY INVESTMENTS

                                                                          DISTRIBUTION
                                                                        VIDEO AND AUDIO
                    INVESTEE                     BUY SEASONS, INC.           CORP.                TOTAL

                    INVESTMENT DATE(S)                 JUN-01               JUNE-00

                    TYPE OF INVESTMENT              COMMON STOCK          COMMON STOCK

                    OWNERSHIP INTEREST AS OF
                    DECEMBER 31, 2003            (less than) 20.00%    (less than) 20.00%
                    --------------------------   -------------------   -------------------   -----------------

                    Total equity investments
                    at December 31, 2003               $100,000              $200,000             $300,000

                    Return of Capital Equity
                    in income (losses) 2004                 -                     -                    -
                                                       --------              --------             --------

                    Total Equity Investments
                    at June 30, 2004                   $100,000              $200,000             $300,000
                                                       --------              --------             --------

NOTE 3 - INVESTMENTS IN QUALIFIED BUSINESSES (CONTINUED):

     The Company has not guaranteed any obligation of these non-consolidated investees, and the Company is not otherwise committed to provide further financial support for the investees. However, from time-to-time, the Company may decide to provide such additional financial support which, as of June 30, 2004 was assessed at zero. Should the Company determine that an impairment exists upon its periodic review, and it is deemed to be other than temporary, the
Company will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the Company's Consolidated Statement of Income.

     All companies in which the Company has made equity investments provide the
Company with unaudited financial statements. For each equity method investment,
Newtek management reviews the facts and circumstances that are apparent to ascertain if an adjustment is necessary to the books of the investee to make its financial statements materially correct.

NOTE 4 - LOANS RECEIVABLE (NON-CAPCO):

     Loans receivable are generated by Newtek Small Business Finance ("NSBF")
and are primarily related to entities in the Eastern region of the United States with concentrations in the restaurant and hotel and motel industries.

     The unpaid principal amount of loans serviced for others of approximately
$146,270,000 and $123,832,000 at June 30, 2004 and December 31, 2003,
respectively, are not included on the accompanying consolidated balance sheets.

     Below is a summary of the activity of the SBA loan receivable account, net of SBA loan loss reserves, for the six months ended June 30, 2004:

     Balance at December 31, 2003                     $ 52,050,725
     SBA loans originated for investment                 7,473,223
     Payments received in 2004                          (4,257,512)
     SBA loans held for investment,
           reclassified as loans held for sale         (17,022,400)
     Benefit from SBA loan losses                           47,249
     Discount on loan originations, net                   (194,313)
                                                      ------------
     Balance at June 30, 2004                         $ 38,096,072
                                                      ============

     Below is a summary of the activity of the reserve for loan losses account for the six months ended June 30, 2004:

     Balance at December 31, 2003                     $ 1,613,613
     SBA loan loss provision charged in 2004              241,031
     Recoveries                                            50,530
     Reversals on sale of invested portion               (288,280)
     Charge-offs                                          (82,585)
                                                      ------------
     Balance at June 30, 2004                         $ 1,534,309
                                                      ===========

NOTE 4 - LOANS RECEIVABLE (NON-CAPCO): (CONTINUED)

     Below is a summary of the SBA loans held for sale as of June 30, 2004:

     Balance at December 31, 2003                     $  3,619,582
     Loan originations for sale                         16,644,036
     SBA Loans held for investment,
       reclassified as loans held for sale              17,022,400
     Loans sold                                        (34,445,304)
                                                      -------------
     Balance at June 30, 2004                         $  2,840,714
                                                      ============

     Below is a summary of the SBA capitalized servicing assets as of June 30,
2004:

     Balance at December 31, 2003                     $   754,064
     Servicing rights capitalized                         931,891
     Servicing rights amortized                          (159,903)
     Valuation allowance recorded                              -
                                                      -----------
     Balance at June 30, 2004                         $ 1,526,052
                                                      ===========

     As of June 30, 2004 and December 31, 2003, SBA loans that were not accruing interest amounted to approximately $2,889,000 and $3,201,000, respectively. As of June 30, 2004 and December 31, 2003, SBA loans due after one year that have adjustable interest rates amount to approximately $39,639,000 and $51,321,000, respectively.

     The Company originates loans to small businesses under the SBA program that provides a guaranty from 50% to 85% on the total amount of the loan up to a maximum guaranty of $1,500,000. The Company typically sells the guaranteed portion of each loan to a third party and retains the unguaranteed principal portion in its portfolio for investment, or possible sale in the future. Loan losses are shared pro rata between the guaranteed and unguaranteed portions.

     The following is a summary of SBA loans receivable at:

                                                 JUNE 30,     DECEMBER 31,
                                                  2004            2003
                                              ------------    ------------
   Due in one year or less                    $    242,831    $    168,292
   Due between one and five years                1,456,926       2,619,618
   Due after five years                         38,542,058      51,292,650
                                              ------------    ------------
       Total                                    40,241,815      54,080,560
                                              ------------    ------------
   Less : Allowance                             (1,534,309)     (1,613,613)
   Less: Discount on loan originations, net       (610,534)       (416,222)
                                              ------------    ------------

                                              $ 38,096,972    $ 52,050,725
                                              ------------    ------------

NOTE 5 - EARNINGS PER SHARE:

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

     The calculations of Net Income Per Share and Income Per Share Before
Extraordinary Items were:

                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            JUNE 30,                       JUNE 30,
                                                  ---------------------------     ---------------------------
                                                      2004            2003            2004            2003
                                                  -----------     -----------     -----------     -----------

Numerator:
    Numerator for basic and diluted
      EPS -  income available to common stock
      holders                                     $ 1,833,087     $ 2,705,955     $   129,030     $ 4,565,182
      Numerator for basic and diluted
        EPS - extraordinary item                            -               -               -         186,729
                                                  -----------     -----------     -----------     -----------
      Numerator for basic and diluted
        EPS -income before extraordinary item     $ 1,833,087     $ 2,705,955     $   129,030     $ 4,378,453
                                                  -----------     -----------     -----------     -----------
Denominator:
    Denominator for basic
      EPS - weighted average shares                26,773,791      25,670,866      26,624,960      25,541,088
      Effect of dilutive securities
        (stock options and  restricted stock
        units)                                        453,247         376,371         533,245         316,816
                                                  -----------     -----------     -----------     -----------
      Denominator for diluted
        EPS - weighted average shares             $27,227,038     $26,047,237     $27,158,205     $25,857,904
                                                  -----------     -----------     -----------     -----------

Net EPS:  Basic                                   $      0.07     $      0.11     $      0.00     $      0.18

Net EPS:  Diluted                                 $      0.07     $      0.10     $      0.00     $      0.18

Net EPS : Basic before extraordinary gain         $      0.07     $      0.11     $      0.00     $      0.17

Net EPS : Diluted before extraordinary gain       $      0.07     $      0.10     $      0.00     $      0.17

The amount of anti-dilutive shares/units excluded from above is as follows:

                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            JUNE 30,                       JUNE 30,
                                                  ---------------------------     ---------------------------
                                                      2004            2003            2004            2003
                                                  -----------     -----------     -----------     -----------

Stock options                                       477,827         588,167         477,827          588,167
Warrants                                              5,516             -             5,516             -

NOTE 6 - SEGMENT REPORTING:

     Operating segments are organized internally primarily by the type of services provided and in accordance with Statement of Financial Accounting
Standard No. 131, "Disclosures about Segments of an Enterprise and Related
Information." The Company has aggregated similar operating segments into three reportable segments, SBA lending, electronic payment processing and Capcos and other.

     The SBA lending segment is NSBF, a licensed, Small Business Administration
("SBA") lender that originates, sells and services loans to qualifying small businesses, which are partially guaranteed by the SBA.

     As an SBA lender, NSBF generates revenues from sales of loans, servicing income for those loans retained to be serviced by NSBF (included in servicing fee and premium income on the consolidated statements of income) and interest income earned on available cash balances and the loans themselves. NSBF also generates expenses such as interest, professional fees, payroll and consulting, and provision for loan losses, all of which are included in the respective caption on the consolidated statements of income. NSBF also has expenses such as loan recovery expenses, loan processing costs, depreciation and amortization, and other expenses that are all included in the other expense caption on the consolidated statements of income.

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

NOTE 6 - SEGMENT REPORTING (CONTINUED):

                                                      FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                               JUNE 30,                             JUNE 30,
                                                    ------------------------------       -------------------------------

                                                        2004              2003               2004              2003
                                                    ------------      ------------       ------------       ------------

     Revenue
         SBA lending                                $  3,158,625      $  1,683,434       $  5,298,678       $  3,005,495
         Electronic payment processing                 4,070,630         1,140,282          7,303,134          1,988,086
         Capco and other                               7,253,080        11,896,432          9,751,016         22,646,011
                                                    ------------      ------------       ------------       ------------
            TOTAL                                   $ 14,482,335      $ 14,720,148       $ 22,352,828       $ 27,639,592
                                                    ------------      ------------       ------------       ------------

     Income (loss) before provision for income
     taxes and extraordinary items
         SBA lending                                $  1,431,185      $   (174,374)      $  1,719,946       $   (467,206)
         Electronic payment processing                    95,066          (218,685)           105,639           (593,776)
         Capco and other                               1,580,675         4,828,888         (1,606,890)         8,238,774
                                                    ------------      ------------       ------------       ------------
            TOTAL                                   $  3,106,926      $  4,435,829       $    218,695       $  7,177,792
                                                    ------------      ------------       ------------       ------------

     Depreciation and amortization
         SBA lending                                $    112,183      $      5,879       $    191,387       $      5,879
         Electronic payment processing                   172,065            12,834            340,669             49,086
         Capco and other                                  38,180             3,496             85,536             12,271
                                                    ------------      ------------       ------------       ------------
            TOTAL                                   $    322,428      $     22,209       $    617,592       $     67,236
                                                    ------------      ------------       ------------       ------------

     Intercompany revenue eliminated above
         SBA lending                                $        -        $        -         $        -          $       -
         Electronic payment processing                   236,365            70,349            451,297            162,993
         Capco and other                                 488,692           242,828            905,224            619,784
                                                    ------------      ------------       ------------       ------------
            TOTAL                                   $    725,057      $    313,177       $  1,356,521       $    782,777
                                                    ------------      ------------       ------------       ------------

     Intercompany expenses eliminated above
         SBA lending                                $    161,783      $    113,473       $    319,896       $    113,473
         Electronic payment processing                   337,882           134,975            658,538            350,541
         Capco and other                                 225,392            64,729            378,087            318,763
                                                    ------------      ------------       ------------       ------------
            TOTAL                                   $    725,057      $    313,177       $  1,356,521       $    782,777
                                                    ------------      ------------       ------------       ------------

                                                             AT JUNE 30,         AT DECEMBER 31,
                                                                2004                  2003
                                                            ------------         ---------------

     Identifiable assets
         SBA lending                                        $ 51,546,653          $ 64,738,750
         Electronic payment processing                         7,176,912             7,308,940
         Capco and other                                     125,599,552           120,136,319
                                                            ------------          ------------
            TOTAL                                           $184,323,117          $192,184,009
                                                            ------------          ------------

NOTE 7--GOODWILL ARISING FROM ACQUISITION OF MINORITY INTEREST:

      In May 2004, Newtek issued 144,458 shares of its common stock in exchange for the minority interests in Wilshire Colorado, Wilshire Alabama Partners,
Wilshire Louisiana Partners III and Wilshire Louisiana Partners IV. These have been accounted for as a purchase transaction. The fair value of Newtek's common stock was determined based upon the quoted market price of Newtek's common stock, less a 55.0% discount factor due to certain restrictions on the sale of the stock. Such value exceeded the book values of the minority interests by approximately $369,000, and Newtek has recorded such amount as goodwill.

NOTE 8 - NOTES PAYABLE:

         Effective with the Company's acquisition of Commercial Capital Corp.
("CCC"), a new line of credit was provided by Deutsche Bank to NSBF. The line of credit for $75 Million expired on June 30, 2004 at which time a twelve month extension was entered into under revised terms. These revised terms include a reduced advanced rate, minimum net worth thresholds and ratios, in addition to profitability requirements. NSBF is in compliance with all of the aforementioned covenants as of June 30, 2004. As of June 30, 2004, NSBF had $37,658,253
outstanding on the line of credit. The line of credit bears interest at the prime interest rate minus .50%, and is collateralized by the loans made by NSBF.
The interest rate at June 30, 2004 was 3.50%. Interest on the line is payable monthly in arrears.

         In addition, this line of credit requires that a percentage of all advances made to NSBF be deposited into an account in the name of the bank. The balance in this account as of June 30, 2004 was $2,002,756 and is included in receivable from bank on the accompanying balance sheet.

         In June 2004, NSBF entered into a $4 Million revolving credit facility with Banco Popular Dominica Bank to finance the origination of SBA loans. The revolving credit facility bears interest at the prime interest rate and is collateralized by the loans made by NSBF. The agreement expires on December 31,
2004 and is renewable for successive twelve month periods thereafter. As of June
30, 2004, the Company has not utilized this credit facility.

NOTE 9 - SALE OF LOANS AND CUSTOMER MERCHANT ACCOUNTS

         SALE OF LOANS

         In June 2004, NSBF sold to a bank approximately $17,022,000 of loans previously classified as held for investment for aggregate proceeds of approximately $17,661,000. This represented a portion of the unguaranteed piece of 180 loans. The difference of $639,000 was recorded as premium income. Also included in premium income is approximately $324,000 representing the allocated portion of the remaining discount recorded at the time of loan origination.
Additionally, in connection with this sale, NSBF reversed the reserve for loan loss associated with these loans and recorded a benefit of approximately
$288,000, which is included in the net benefit for loan losses caption on the accompanying unaudited consolidated statements of income.

         SALE OF CUSTOMER MERCHANT ACCOUNTS

         In June 2004, our electronic payment processing segment sold approximately 600 merchant accounts for gross and net proceeds of approximately
$147,000, which is included in the electronic payment processing revenue caption on the accompanying unaudited consolidated Statements of Income.

NOTE 10 - SUBSEQUENT EVENT:

         On April 28, 2004, Newtek signed an agreement to acquire CrystalTech
Web Hosting, Inc, one of the largest Microsoft Windows-only hosting companies in the world, with 26,000 customers, 80 percent of which are small to medium-sized businesses. This acquisition should greatly enhance the ability of Newtek to cross-market its business and financial services to a large pre-existing customer base. The acquisition was completed on July 9, for a purchase price of
$10,000,000 in cash and 69,444 shares of Newtek Business Services stock. An equal number of shares of Newtek Business Services' common stock were awarded as restricted stock to employees who remain with the new company subsequent to the acquisition. In addition, there is a contingent payment of $1,250,000 in cash and 486,111 shares of common stock if CrystalTech achieves certain profitability goals.

         On July 2, 2004, Newtek completed a secondary public offering, issuing
6,000,000 shares of common stock at $3.60 per share. The Company received approximately $19,721,000 in net proceeds, after the underwriter's discount and other offering expenses. Subsequently, on July 13, 2004, the underwriters exercised the over-allotment option to acquire 450,000 shares and the company received additional net proceeds of approximately $1,482,000 after the underwriter's discount and other offering expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION:

Readers are cautioned that certain statements contained herein are forward-looking statements and should be read in conjunction with the Company's disclosures under the heading "Forward Looking Statements" below. The following discussion should also be read in conjunction with the Consolidated Financial
Statements of the Company and the notes thereto included elsewhere herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

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

NEW ACCOUNTING PRONOUNCEMENTS:

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

         In March 2004, the EITF reached consensus on Issue No. 03-16,
"Accounting for Investments in Limited Liability Companies." EITF 03-16 provides guidance for determining whether a non-controlling investment in a limited liability company should be accounted for using the cost method or the equity method of accounting. Companies will be required to adopt the provisions of this consensus in reporting periods beginning after June 15, 2004. We do not expect that the implementation of EITF 03-16 will have a material effect on our financial statements

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

         Total revenues decreased by approximately $5,287,000 to $22,353,000 for the six months ended June 30, 2004, from $27,640,000 for the six months ended
June 30, 2003. The variance was due to the following segment related revenues:

         Income from tax credits decreased by approximately $12,811,000 from
$21,859,000 for the six months ended June 30, 2003, to $9,048,000 for the six months ended June 30, 2004, due to Newtek's Capcos earning less tax credits from the various state Capco programs in 2004 compared to 2003.

         Electronic payment processing revenue increased by approximately
$5,315,000 to $7,303,000 for the six months ended June 30, 2004, from $1,988,000 for the six months ended June 30, 2003, due to the Company's increase in electronic payment processing customers, as well as the company's acquisition of
Automated Merchant Services in August, 2003. At June 30, 2004, we provided our payment services to over 5,600 small merchants across the United States, compared to approximately 1,450 customers at June 30, 2003. Gross total processing volume increased to approximately $413,059,000 from all merchant portfolios (of this amount, approximately $171,772,000 of processing volume generated revenues that were recorded net of interchange fees) for the six months ended June 30, 2004 from $69,336,000 of gross processing volume for the six months ended June 30, 2003. In addition, in June 2004, our electronic payment processing segment sold approximately 600 merchant accounts for net proceeds of approximately $147,000.

          Servicing fee and premium income increased by approximately $2,533,000 to $3,254,000 for the six months ended June 30, 2004 from approximately $721,000 for the six months ended June 30, 2003 due to NSBF closing 72 loans for total originations of approximately $24,117,000 compared to zero loan originations for the six months ended June 30, 2003. NSBF sold 68 guaranteed loans in the six months ended June 30, 2004, aggregating approximately $17,423,000 as compared to
$0 in the same period for the prior year. The premiums recognized in connection with these sales were approximately $1,503,000 during the six months ended June
30, 2004 as compared with $0 in the same period for the prior year.

         In addition, in June 2004, NSBF sold to a bank approximately
$17,022,000 of loans previously classified as held for investment for aggregate proceeds of approximately $17,661,000. This represented a portion of the unguaranteed piece of 180 loans. The carrying value above the $17,022,000 of loans previously classified as held for investment of $639,000 was recorded as premium income. Also, in connection with this sale, included in premium income for the six months ended June 30, 2004 is approximately $324,000 representing the allocated portion of the remaining discount recorded at the time of loan origination.

             Interest and dividends are generated from SBA lending activities, excess cash balances that are invested in low risk, highly liquid securities
(money market accounts, federal government backed mutual funds, etc.), non-cash accretions of structured insurance product and on held to maturity investments.
The following table details the changes in these different forms of interest and dividend income for the six month periods ending June 30:

                                                         2004                  2003              CHANGE
                                                        ------                ------            --------

SBA lending activities                             $   1,845,749           $1,820,218         $     25,531
Non-cash accretions                                       87,808               87,808                   -
Qualified investments                                     49,428               85,687              (36,259)
Low-risk highly liquid securities                         88,178               90,007               (1,829)
                                                   -------------           ----------         -------------
                                                   $   2,071,163           $2,083,720         $    (12,557)
                                                   =============           ==========         =============

         The decrease in interest income generated on qualified investments and low-risk highly liquid securities is attributable to a decline in the average outstanding balances of qualified investments and reduced short term interest rates on interest bearing cash accounts.

         Other income decreased by approximately $311,000 to $676,000 for the six months ended June 30, 2004 from $987,000 for the six months ended June 30,
2003. In June 2003, NSBF recovered approximately $330,000 of income from the acquired CCC loan portfolio.

         Changes in interest expense are summarized as follows for the six month periods ending June 30:

                                                       2004                   2003              CHANGE
                                                     --------                ------            --------

Capco interest expense                             $   5,884,294           $  5,912,339       $    (28,045)
NSBF (SBA Lender) interest expense                     1,000,117                995,872              4,245
Other interest                                           358,386                295,876             62,510
                                                   -------------           ------------       ------------
                                                   $   7,242,797           $  7,204,087       $     38,710
                                                   =============           ============       ============

         The approximately $28,000 net decrease in Capco interest expense in the six months ended 2004 was attributable to a reduction in the average outstanding individual Capco balances of the Notes payable in credits in lieu of cash from the prior period. The approximately $63,000 net increase in other interest expense was attributable to additional debt instruments associated with the financing of insurance coverage purchased for the Wilshire Alabama Partners
Capco during the first quarter of 2004 and the acquisition of Automated Merchant
Services during the third quarter of 2003.

         Payroll and consulting fees increased by approximately $1,253,000 to
$4,546,000 for the six months ended June 30, 2004 from $3,293,000 for the six months ended June 30, 2003. The increase was primarily due to the stock based compensation relating to the restricted stock granted in the third quarter of
2003 of approximately $528,000, the payroll and consulting fees incurred by the six additional operating entities consolidated into Newtek in the six months ended June 30, 2004 versus the same period in 2003, and the related payroll costs associated with additional employees being hired in the SBA lending and merchant processing segments in the current period. Electronic payment processing direct costs increased by approximately $3,160,000 to $4,680,000 for the six months ended June 30, 2004 from $1,520,000 for the six months ended June
30, 2003, due to the significant increase in the number of electronic payment processing customers as well as the acquisition of Automated Merchant Services in August 2003.

         Professional fees decreased by approximately $352,000 to $2,290,000 for the six months ended June 30, 2004 from $2,642,000 for the six months ended June
30, 2003. This decrease is primarily due reduced legal expenses because the
Company was in the process of forming two new Capcos in the prior period.
Insurance expense increased by approximately $195,000 to $1,406,000 for the six months ended June 30, 2004 from $1,211,000 for the six months ended June 30,
2003. This increase is due to the additional insurance relating to the new Capco funded in 2004, Wilshire Alabama Partners, and the new Capco funded in October
2003, Wilshire Louisiana Partners IV.

         Recovery (benefit) of loan losses increased to approximately $47,000 for the six months ended June 30, 2004 from $0 for the six months ended June 30,
2003. This is attributable to NSBF selling loans to a bank in June 2004 that were previously classified as held for investment. In connection with this sale,
NSBF reversed the reserve for loan losses associated with these loans and recorded a benefit of approximately $288,000, offset by $241,000 in loan loss provisions. There was no loan loss provision in the same period in the prior year due to NSBF not originating any loans.

         Other expenses increased by approximately $567,000 to $2,627,000 for the six months ended June 30, 2004 from $2,060,000 for the six months ended June
30, 2003. The increase was due primarily to expenses incurred by consolidated operating entities other than electronic payment processing direct costs as described above. Specifically, the amortization of customer merchant accounts which were acquired in August 2003 contributed approximately $264,000 to the increase in other expenses in the six months ended 2004 compared to $0 in the same period in 2003.

         Other than temporary decline in value of investments decreased by approximately $1,734,000 to $0 for the six months ended June 30, 2004 from
$1,734,000 for the six months ended June 30, 2003, due to the Company's determination that there were no other than temporary declines in the value of investments for the period ended June 30, 2004. During the period ended June 30,
2003, the Company determined that there was an approximately $943,000 other than temporary decline in the value of its investments for Merchant Data Systems,
Inc., $500,000 for 1-800 Gift Certificate, an approximate $20,000 decline for
Transworld Business Brokers, and an approximate $271,000 other than temporary decline in the value of its investments for Direct Creations, LLC.

         For the six months ended June 30, 2004, equity in net losses of affiliates decreased by approximately $118,000 to $0. This decrease is due to investments accounted for under the equity method being written down to $0 as of
December 31, 2003.

         The Company's results of operations decreased by approximately
$4,436,000 from net income of $4,565,000 for the six months ended June 30, 2003 to net income of $129,000 for the six months ended June 30, 2004, due to the decreases in revenue of approximately $5,287,000 and the increases in overall expenses of approximately $2,963,000 discussed above, minority interest of approximately $1,291,000, offset by the decrease in the taxes of approximately
$2,709,000, and the decrease in extraordinary gains of approximately $187,000.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

         Total revenues decreased by approximately $238,000 to $14,482,000 for the three months ended June 30, 2004, from $14,720,000 for the three months ended June 30, 2003. The variance was due to the following segment related revenues:

         Income from tax credits decreased by approximately $4,446,000 from
$11,471,000 for the three months ended June 30, 2003, to $7,025,000 for the three months ended June 30, 2004, due to Newtek's Capcos earning less tax credits from the various state Capco programs in 2004 compared to 2003.

         Electronic payment processing revenue increased by approximately
$2,930,000 to $4,070,000 for the three months ended June 30, 2004, from
$1,140,000 for the three months ended June 30, 2003, due to the Company's increase in electronic payment processing customers, as well as the company's acquisition of Automated Merchant Services in August, 2003. At June 30, 2004, we
provided our payment services to over 5,600 small merchants across the United
States, compared to approximately 1,450 customers at June 30, 2003. Gross total processing volume increased to approximately $215,488,000 (of this amount, approximately $80,890,000 of processing volume generated revenues that were recorded net of interchange fees) for the three months ended June 30, 2004 from
$42,424,000 of gross processing volume for the three months ended June 30, 2003.
In addition, in June 2004, our electronic payment processing segment sold approximately 600 merchant accounts for net proceeds of approximately $147,000.

         Servicing fee and premium income increased by approximately $1,789,000 to $2,142,000 for the three months ended June 30, 2004 from approximately
$353,000 for the three months ended June 30, 2003 due to NSBF closing 44 loans for total originations of approximately $12,867,000 compared to zero loan originations in the same period for the prior year. We sold 39 guaranteed loans in the three months ended June 30, 2004, aggregating approximately $7,974,000 as compared to $0 in the same period for the prior year. The premiums recognized in connection with these sales were approximately $698,000 during the three months ended June 30, 2004 as compared with $0 in the same period for the prior year.

         In addition, in June 2004, NSBF sold to a bank approximately
$17,022,000 of loans previously classified as held for investment for aggregate proceeds of approximately $17,661,000. This represented a portion of the unguaranteed piece of 180 loans. The carrying value above the $17,022,000 of loans previously classified as held for investment of $639,000 was recorded as premium income. Also, in connection with this sale, included in premium income is approximately $324,000 representing the allocated portion of the remaining discount recorded at the time of loan origination.

         Interest and dividends are generated from SBA lending activities, excess cash balances that are invested in low risk, highly liquid securities
(money market accounts, government secured funds, etc.), non-cash accretions of structured insurance product and on held to maturity investments. The following table details the changes in these different forms of interest and dividend income:

                                                        2004                  2003               CHANGE
                                                   -------------           -----------        ------------

SBA lending activities                             $     920,746           $  905,042         $     15,704
Non-cash accretions                                       43,904               43,904                   -
Qualified investments                                     28,599               62,712              (34,113)
Low-risk highly liquid securities                         48,966               12,893               36,073
                                                   -------------           ----------         ------------
                                                   $   1,042,215           $1,024,551         $     17,664
                                                   =============           ==========         ============

         The increase in interest income generated on SBA lending activities and low-risk highly liquid securities is attributable to an increase in the average outstanding balances on interest bearing cash accounts during the period.

         Other income decreased by approximately $528,000 to $203,000 for the three months ended June 30, 2004 from $731,000 for the three months ended June
30, 2003. In June 2003, NSBF recovered approximately $330,000 of income from the acquired CCC loan portfolio.

         Changes in interest expense are summarized as follows:

                                                       2004                   2003              CHANGE
                                                     --------                ------            --------

Capco interest expense                             $   2,862,878           $  2,910,796       $    (47,918)
NSBF (SBA Lender) Interest Expense                       498,244                491,286              6,958
Other interest                                           116,900                 84,153             32,747
                                                   -------------           ------------       ------------
                                                   $   3,478,022           $  3,486,235       $     (8,213)
                                                   =============           ============       =============

         The approximately $48,000 net decrease in Capco interest expense in the three months ended 2004 was attributable to a reduction in the average outstanding individual Capco balances of the Notes payable in credits in lieu of cash from the prior period. The approximately $33,000 increase in other interest expense was attributable to additional debt instruments associated with the financing of insurance coverage purchased for the Wilshire Alabama Partners
Capco during the first quarter of 2004 and the acquisition of Automated Merchant
Services during the third quarter of 2003.

         Payroll and consulting fees increased by approximately $732,000 to
$2,361,000 for the three months ended June 30, 2004 from $1,629,000 for the three months ended June 30, 2003. The increase was primarily due to the stock compensation related to the restricted stock granted in the third quarter of
2003, the payroll and consulting fees incurred by the six additional operating entities consolidated into Newtek in the three months ended June 30, 2004 versus the same period in 2003 and the related payroll costs associated with additional employees being hired in the SBA and electronic payment processing segments.
Electronic payment processing direct costs increased by approximately $2,179,000 to $2,579,000 for the three months ended June 30, 2004 from $400,000 for the three months ended June 30, 2003, due to the significant increase in the number of electronic payment processing customers as well as the acquisition of
Automated Merchant Services in August 2003.

         Professional fees decreased by approximately $431,000 to $1,295,000 for the three months ended June 30, 2004 from $1,726,000 for the three months ended
June 30, 2003. This decrease is primarily due to reduced legal expenses because the Company was in the process of forming two new Capcos in the prior period.
Insurance expense increased by approximately $53,000 to $691,000 for the three months ended June 30, 2004 from $638,000 for the three months ended June 30,
2003. This increase is due to the additional insurance relating to the new Capco funded in 2004, Wilshire Alabama Partners, and the new Capco funded in October
2003, Wilshire Louisiana Partners IV.

         Recovery (benefit) of loan losses increased to approximately $152,000 for the three months ended June 30, 2004 from $0 for the three months ended June
30, 2003. This is attributable to NSBF selling loans to a bank in June, 2004 that were previously classified as held for investment. In connection with this sale, NSBF reversed the reserve for loan loss associated with these loans and recorded a benefit of approximately $288,000, offset by $136,000 in loan loss provisions. There was no loan loss provision in the same period in the prior year due to NSBF not originating any loans.

         Other expenses increased by approximately $79,000 to $1,433,000 for the three months ended June 30, 2004 from $1,354,000 for the three months ended June
30, 2003. The increase was due primarily to expenses incurred by consolidated operating entities other than electronic payment processing as described above.

         Other than temporary decline in value of investments decreased by approximately $20,000 to $0 for the three months ended June 30, 2004 from
$20,000 for the three months ended June 30, 2003, due to the Company's determination that there were no other than temporary declines in the value of investments for the period ended June 30, 2004. During the period ended June 30,
2003, the Company determined that there was an approximately $20,000 other than temporary decline in the value of its investments for Transworld Business
Brokers, LLC.

         For the three months ended June 30, 2004, equity in net losses of affiliates decreased by approximately $63,000 to $0. This decrease is attributable to the investments accounted for under the equity method being written down to $0 as of December 31, 2003.

         The Company's results of operations declined by approximately $873,000 from net income of $2,706,000 for the three months ended June 30, 2003 to
$1,833,000 for the three months ended June 30, 2004, due to the decreases in revenue of approximately $238,000 and the increases in overall expenses of approximately $2,370,000 discussed above, minority interest of approximately
$1,279,000, offset by the decrease in the taxes of approximately $456,000.

         CONSOLIDATED OPERATING ENTITIES: At June 30, 2004, Newtek had
twenty-two majority-owned consolidated operating entities, most of which were as a result of investments through the Capco programs. For the six months ended
June 30, 2004, these companies represented approximately $497,000 in income that are consolidated in Newtek's results (net of inter-company eliminations of approximately $1,357,000 in revenues and $1,357,000 in expenses). For the six months ended June 30, 2004, revenues from consolidated operating entities, net of inter-company eliminations, amounted to $13,065,000 and were generated from the following sources: SBA lending ($5,299,000) electronic payment processing
($7,303,000), outsourced financial information systems ($146,000), and other
($317,000). For the six months ended June 30, 2004, expenses incurred by consolidated operating companies, net of inter-company eliminations, amounted to
$12,568,000 and were incurred by the following sources: SBA lending ($3,579,000)
electronic payment processing ($7,197,000), outsourced financial information systems ($301,000), and other ($1,491,000).

         At June 30, 2003, Newtek had sixteen majority-owned consolidated operating entities, most of which were as a result of investments through the
Capco programs. For the six months ended June 30, 2003, these companies represented approximately $1,950,000 in losses that are consolidated in Newtek's results (net of inter-company eliminations of $783,000 in revenues and $783,000 in expenses). For the six months ended June 30, 2003, revenues from consolidated operating entities, net of inter-company eliminations, amounted to $5,481,000 and were generated from the following sources: SBA lending ($3,006,000)
electronic payment processing ($1,988,000), outsourced financial information systems ($129,000), and other ($358,000). For the six months ended June 30,
2003, expenses incurred by consolidated operating companies, net of inter-company eliminations, amounted to $7,431,000 and were incurred by the following sources: SBA lending ($3,171,000) electronic payment processing
($2,582,000), outsourced financial information systems ($356,000), and other
($1,322,000).

LIQUIDITY AND CAPITAL RESOURCES

         Newtek has funded its operations primarily through the issuance by the
Capcos of notes to insurance companies through the Capco programs. Through June
30, 2004, Newtek has received approximately $184,637,000 in proceeds from the issuance of long-term debt, Capco warrants, and Newtek common stock through the
Capco programs. Newtek's principal capital requirements have been to fund the purchase of Coverage A insurance related to the notes issued to the insurance companies (approximately $102,381,000), the acquisition of Coverage B Capco insurance policies ($21,255,000), the acquisition of consolidated operating entity's interests, identifying other Capco-qualified investments, and working capital needs resulting from operating and business development activities of its consolidated operating entities.

         Net cash used in operating activities for the six months ended June 30,
2004 of approximately $3,168,000 resulted primarily from net income of $129,000 adjusted for the non-cash interest expense of approximately $5,884,000, proceeds from the sale of SBA loans of approximately $17,423,000, and other non cash charges for stock compensation, depreciation and amortization totaling approximately $1,368,000. It was also affected by the approximately $90,000 of a deferred tax provision, $194,000 of discount on loan originations, offset by approximately $610,000 of minority interest, approximately $9,048,000 in non-cash income from tax credits, and approximately $16,644,000 in SBA loans originated for sale. In addition, Newtek had a net decrease in components of prepaid insurance, prepaid expenses and other assets, accounts receivable and capitalized servicing assets, and accounts payable and accruals of approximately
$1,819,000.

         Net cash used in operating activities for the six months ended June 30,
2003 of approximately $5,082,000 resulted primarily from net income of approximately $4,565,000, increased by the non-cash interest expense of approximately $5,913,000. It was also affected by the approximately $1,734,000 in other than temporary decline in value of investments, approximately $680,000 in minority interest, the approximately $21,859,000 in income from tax credits, and the deferred income tax provision of $2,799,000. In addition, Newtek had an increase in components of prepaid insurance, prepaid expenses and other assets, accounts receivable and capitalized servicing assets, and accounts payable and accruals of approximately $702,000.

         Net cash provided by investing activities for the six months ended June
30, 2004 of approximately $13,465,000 resulted primarily from proceeds from sale of SBA loans held for investment and reclassified as held for sale of approximately $17,022,000, approximately $4,258,000 from repayment of SBA loans, and $2,506,000 from returns of

principal from qualified investments. This was offset by investments in qualified businesses totaling $6,016,000, SBA loans originated for investment of approximately $7,473,000, other investments of $215,000 and approximately
$291,000 of purchases of furniture, fixtures and equipment.

             Net cash provided by investing activities for the six months ended
June 30, 2003 of approximately $2,233,000 resulted primarily from returns of principal of approximately $2,106,000, offset by approximately $4,510,000 in additional qualified investments made in the period. Newtek also received approximately $3,245,000 in repayments of its SBA loan receivables and Newtek consolidated approximately $1,550,000 of cash of its majority owned partner companies.

         Net cash used in financing activities for the six months ended June 30,
2004 was approximately $6,091,000, primarily attributable to proceeds from the issuance of long term debt of approximately $10,925,000, approximately
$1,968,000 from the private placement of common stock and exercise of stock options and a change in restricted cash of approximately $47,000. This was offset by approximately $3,348,000 in payments for insurance, including Coverage
B, $1,112,000 in payments on notes payable-insurance, $240,000 in payments of notes payable-other and repayments on SBA bank notes payable of $14,332,000.

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

         During the six months ended June 30, 2004 we and our affiliated companies generated cash flow primarily from the following sources:

         o private placement of common stock and exercise of stock options, netting $1,968,000;
         o proceeds from issuance of long-term debt and warrants of $10,925,000;
         o interest and dividend income of approximately $2,071,000;
         o other income of approximately $676,000, which represents revenue from Newtek's consolidated operating entities
         o proceeds from sales of SBA loans of approximately $17,423,000;
         o payments received on SBA loans of approximately $4,258,000; and
         o proceeds from sale of SBA loans held for investment, reclassified as held for sale of approximately $17,022,000.

         The cash was primarily used to:

         o originate approximately $24,117,000 in SBA loans held for investment and for sale;
         o invest in qualified businesses of approximately $6,016,000
         o repay SBA bank notes payable of approximately $14,332,000
         o repay note payable-insurance of approximately $1,112,000; and
         o purchase of Coverage A insurance of approximately $3,348,000.

         During the six months ended June 30, 2003 we generated cash flow primarily from the following sources:

         o private placement of common stock, netting $1,456,000;

         o returns of principal from qualified businesses of approximately
           $2,106,000;
         o interest and dividend income of approximately $2,084,000;
         o proceeds from the sale of subsidiary preferred stock of $2,000,000;
         o other income of approximately $987,000, which represents revenue from consolidated operating entities; and
         o cash received repayments on SBA loans of approximately $3,245,000.

         The cash was primarily used to:

         o invest approximately $4,510,000 in small or early stage businesses;
         o repay SBA bank notes and note payable-other of approximately
           $3,174,000;
         o repay notes-payable- insurance of approximately $ 578,000; and
         o purchase property, plant and equipment of approximately $128,000.

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10Q contains forward-looking statements.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

         All of our business activities contain elements of risk. We consider the principal types of risk to be fluctuations in interest rates and loan portfolio valuations in the SBA loans receivable. We consider the management of risk essential to conducting our businesses. Accordingly, risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

         We transact business with merchants exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

         Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. At June 30, 2004, $37.7 million of our outstanding indebtedness was at variable interest rates based on the prime rate. A rise in the prime rate of one percentage point would result in additional interest expense of approximately $407,000. However, our interest income would also increase by approximately the same amount, due to the variability of the interest rates on our SBA loans receivable. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net

increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. The increase in the borrower's interest rate however, does increase the risk of default.

         We do not hold derivative financial or commodity instruments, nor engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 4.  CONTROLS AND PROCEDURES:

         As of June 30, 2004, Newtek Business Services, Inc. carried out an evaluation, under the supervision and with the participation of Newtek's management, including Newtek's Chief Executive Officer and Newtek's Chief
Financial Officer, of the effectiveness of the design and operation of Newtek's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Newtek's Chief Executive Officer and Newtek's Chief
Financial Officer concluded that Newtek's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to Newtek (including its consolidated subsidiaries) required to be included in
Newtek's periodic SEC filings. There has been no change in the Company's internal control over financial reporting identified in connection with the evaluation performed above that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         We entered into the following transaction during the three months ended
June 30, 2004 in connection with the sale of our common stock. The transaction was a direct sale by us to the purchaser for cash and was done in reliance on
Section 4(2) of the Securities Act of 1933, as amended.

            -------------------------------------------------------------------- ---------- ----------- -------
            Name                                                                 Date       Shares      Price
            -------------------------------------------------------------------- ---------- ----------- -------

            Jeffrey Cohen                                                        4/2/04     20,000      $5.00
            -------------------------------------------------------------------- ---------- ----------- -------
            American International Specialty Lines Insurance Company             5/15/04    144,458     $5.06
            -------------------------------------------------------------------- ---------- ----------- -------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) On July 9, 2004 we held our annual meeting of shareholders, at which there were present in person or by proxy 16,863,209, or
             62.3%, of the outstanding shares of common stock.

         (b) All seven of the incumbent directors were reelected for one year terms with votes as follows:

                                               FOR                                     WITHHOLD
                                               ---                                     --------

David Beck                                  16,727,262                                  135,947
(One-year term)

Christopher G. Payan                        16,855,539                                  7,670
(One-year term)

Jeffrey G. Rubin                            16,727,262                                  135,947
(One-year term)

Steven A. Shenfeld                          16,855,539                                  7,670
(One-year term)

Jeffrey M. Schottenstein                    16,727,262                                  135,947
(One-year term)

Barry Sloane                                16,855,539                                  7,670
(One-year term)

Brian A. Wasserman                          16,855,539                                  7,670
(One-year term)

         (c) In addition to the election of directors, shareholders voted upon and approved the adoption of the Company's proposed 2003 Incentive
             Stock Plan. The vote was

                           For:             16,171,699 votes
                           Withheld:        689,235 votes

             There were no abstentions or non-voting broker votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits attached to this Quarterly Report on Form 10-Q are:

         Exhibits 31.1 and 31.2, Certifications of the Chief Executive Officer
         and the Chief Financial Officer.

         Exhibit 31.1, Certification pursuant to 18 USC (Section) 1350.

         (b) During the quarter ended June 30, 2004 we filed the following
             Current Reports on Form 8-K:

         April 30, 2004: Announcement of the execution of Asset Purchase
         Agreement with CrystalTech Web Hosting, Inc., with audited financial statements for CrystalTech for the periods ending December 31, 2003 and
         2002.

         May 5, 2004: Announcement of results of operations for the three months ended March 31, 2004.

         June 25, 2004: Announcement of the execution by Newtek Small Business
         Finance, Inc. of a one year extension of its warehouse line of credit used as a principal source of funding for the company's SBA lending program; a secondary line of credit with Banco Popular Dominica was also announced.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                      NEWTEK BUSINESS SERVICES, INC.

            Date:  August 12, 2004                        /s/ Barry Sloane
                                                          -----------------------------------------------------------
                                                          Barry Sloane
                                                          Chairman of the Board, Chief Executive Officer
                                                          and Secretary

            Date:  August 12, 2004                         /s/ Brian A. Wasserman
                                                           ----------------------------------------------------------
                                                           Brian A. Wasserman
                                                           Treasurer, Chief Financial Officer and Director

            Date:  August 12, 2004                         /s/ Giuseppe Soccodato
                                                           ----------------------------------------------------------
                                                           Giuseppe Soccodato
                                                           Controller and Chief Accounting Officer

