Form 10-Q
period 2004-09-30
NEWTEK BUSINESS SERVICES INC
filed 2004-11-12
CIK 1094019

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   (MARK ONE)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 001-16123

                                -----------------

                         NEWTEK BUSINESS SERVICES, INC.

                              --------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     NEW YORK                            11-3504638
         -------------------------------              ----------------
         (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

       100 QUENTIN ROOSEVELT BOULEVARD, GARDEN CITY, NY            11530
       ------------------------------------------------          ----------
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

                                     YES     NO
                                     [ ]     [X]

AS OF NOVEMBER 12, 2004, 33,599,836 SHARES OF COMMON STOCK WERE ISSUED AND
OUTSTANDING.

                                    CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003    1

Consolidated Statements of Income for the Three and Nine Month
Periods Ended September 30, 2004 and 2003                                     2

Consolidated Statements of Cash Flows for the Nine Month
Periods Ended September 30, 2004 and 2003                                     4

Notes to Unaudited Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                        19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          28

Item 4.  Controls and Procedures                                             29

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         29

Item 4.  Submission of Matters to a Vote of Security Holders                 30

Item 5.  Other Information                                                   30

Item 6.  Exhibits                                                            31

Signatures                                                                   33

Certifications

Exhibits

ITEM 1.  FINANCIAL STATEMENTS

                NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

                                                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                                                        2004              2003
                                                                                                    -------------     -------------

           A S S E T S
           -----------
Cash and cash equivalents ......................................................................    $  40,610,488     $  33,444,611
Restricted cash ................................................................................        1,692,601         2,107,471
Credits in lieu of cash ........................................................................       79,362,061        71,294,083
SBA loans receivable, net of reserve for loan losses ...........................................       36,662,454        52,050,725
Accounts receivable (net of allowances of $31,607 and $96,480, respectively) ...................        1,456,228           469,768
Receivable from bank ...........................................................................        1,827,610         2,670,353
SBA loans held for sale ........................................................................        1,892,407         3,619,582
Accrued interest receivable ....................................................................          271,247           281,072
Investments in qualified businesses - equity method investments ................................          300,000           300,000
Investments in qualified businesses - held to maturity investments .............................        1,714,492         1,420,179
Structured insurance product ...................................................................        3,175,760         3,054,705
Prepaid insurance ..............................................................................       13,604,829        13,282,630
Prepaid expenses and other assets (net of accumulated amortization of deferred financing
  costs of $130,624 and $0, respectively) ......................................................        4,269,407         1,907,132
Capitalized servicing assets (net of accumulated amortization of $308,134 and $24,545,
  respectively) ................................................................................        1,833,832           754,064
Fixed assets (net of accumulated depreciation and amortization of $712,656 and
  $390,011, respectively) ......................................................................        1,642,639           670,715
Customer accounts (net of accumulated amortization of $922,791 and $269,380, respectively) .....        4,160,816         3,024,298
Goodwill .......................................................................................       11,057,740         1,832,621
                                                                                                    -------------     -------------
Total assets ...................................................................................    $ 205,534,611     $ 192,184,009
                                                                                                    -------------     -------------
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Liabilities:

 Accounts payable and accrued expenses .........................................................    $   7,367,080     $   6,095,440
 Notes payable - certified investors ...........................................................        3,819,317         3,829,973
 Notes payable - insurance .....................................................................        6,003,088         4,115,136
 Notes payable - other .........................................................................          640,000         1,000,000
 Bank notes payable ............................................................................       28,554,747        51,990,047
 Deferred revenue ..............................................................................          824,455              --
 Notes payable in credits in lieu of cash ......................................................       67,820,564        65,697,050
 Mandatorily redeemable preferred stock ........................................................        1,500,000              --
 Deferred tax liability ........................................................................       13,369,480        10,815,790
                                                                                                    -------------     -------------
 Total liabilities .............................................................................      129,898,731       143,543,436
                                                                                                    -------------     -------------
 Minority interest .............................................................................        6,003,299         8,393,151
                                                                                                    -------------     -------------
 Commitments and contingencies

 Shareholders' equity:

 Preferred stock (par value $0.02 per share; authorized 1,000,000 shares, no shares issued
   and outstanding) ............................................................................             --                --

 Common stock (par value $0.02 per share; authorized 39,000,000 shares, issued and
   outstanding 33,574,806 and 26,209,211, not including 582,980 shares held in escrow) .........          671,496           524,184
 Additional paid-in capital ....................................................................       50,907,164        26,588,400
 Unearned compensation .........................................................................       (1,633,377)       (2,106,588)
 Retained earnings .............................................................................       19,687,298        15,241,426
                                                                                                    -------------     -------------
 Total shareholders' equity ....................................................................       69,632,581        40,247,422
                                                                                                    -------------     -------------
 Total liabilities and shareholders' equity ....................................................    $ 205,534,611     $ 192,184,009
                                                                                                    =============     =============

See accompanying notes to these unaudited consolidated financial statements.

                                        1

                NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                      2004            2003            2004            2003
                                                  ------------    ------------    ------------    ------------

Revenue:

  Income from tax credits .....................   $ 11,421,256    $ 22,067,285    $ 20,469,301    $ 43,926,619
  Electronic payment processing ...............      5,126,320       1,879,526      12,429,454       3,867,612
  Servicing fee and premium income ............      1,009,132         567,916       4,263,244       1,289,376
  Web hosting .................................      2,204,026            --         2,204,026            --
  Insurance commissions .......................        391,373            --           391,373            --
  Interest and dividend income ................        864,741         921,507       2,935,904       3,005,227
  Other income ................................        581,604         992,400       1,257,978       1,979,392
                                                  ------------    ------------    ------------    ------------
     Total revenue ............................     21,598,452      26,428,634      43,951,280      54,068,226
                                                  ------------    ------------    ------------    ------------
Expenses:
  Interest ....................................      3,290,296       3,333,030      10,533,093      10,537,117
  Payroll and consulting fees .................      2,997,239       1,950,755       7,543,713       5,243,819
  Electronic payment processing costs .........      3,344,545         873,827       8,024,280       2,393,580
  Professional fees ...........................      1,825,563       1,040,753       4,115,222       3,682,456
  Insurance ...................................        738,263         626,296       2,144,575       1,837,713
  Other than temporary decline in value of
  investments .................................           --           257,339            --         1,991,040
  Equity in net losses of affiliates ..........           --          (117,904)           --              --
  Provision for loan losses ...................         59,232         331,371          11,983         331,371
  Other .......................................      2,299,269       1,369,981       4,926,255       3,430,110
                                                  ------------    ------------    ------------    ------------
     Total expenses ...........................     14,554,407       9,665,448      37,299,121      29,447,206
                                                  ------------    ------------    ------------    ------------
Income before minority interest, provision for
  income taxes and extraordinary items ........      7,044,045      16,763,186       6,652,159      24,621,020

Minority interest in loss (income) ............        272,638      (1,231,560)        883,217      (1,911,602)
                                                  ------------    ------------    ------------    ------------
Income before provision for income taxes and
  extraordinary items .........................      7,316,683      15,531,626       7,535,376      22,709,418
Provision for income taxes ....................     (2,999,839)     (6,057,334)     (3,089,504)     (8,856,673)
                                                  ------------    ------------    ------------    ------------
Income before extraordinary items .............      4,316,844       9,474,292       4,445,872      13,852,745

Extraordinary gain on acquisition of a business           --              --              --           186,729
                                                  ------------    ------------    ------------    ------------
Net income ....................................   $  4,316,844    $  9,474,292    $  4,445,872    $ 14,039,474
                                                  ------------    ------------    ------------    ------------

See accompanying notes to these unaudited consolidated financial statements.

                NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (CONTINUED)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                         THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                            SEPTEMBER 30,                            SEPTEMBER 30,
                                                       2004                2003                  2004                 2003
                                                    ----------          ----------            ----------           ----------

Net income per share :
  Basic ........................................    $     0.13          $     0.37            $     0.15           $     0.55
  Diluted ......................................    $     0.13          $     0.36            $     0.15           $     0.54
Income per share before extraordinary items
  Basic ........................................    $     0.13          $     0.37            $     0.15           $     0.54
  Diluted ......................................    $     0.13          $     0.36            $     0.15           $     0.53

Weighted average common shares outstanding
Basic ..........................................    33,308,929          25,709,700            28,854,029           25,671,712
Diluted ........................................    33,420,377          26,110,536            29,247,416           26,016,931

See accompanying notes to these unaudited consolidated financial statements.

                NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                             2004                  2003
                                                                         ------------          ------------

Cash flows from operating activities:
  Net income ...................................................         $  4,445,872          $ 14,039,474
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Other than temporary decline in value of investments .......                 --               1,991,040
    Extraordinary gain on acquisition of business ..............                 --                (186,729)
    Income from tax credits ....................................          (20,469,301)          (43,926,619)
    Deferred income taxes ......................................            3,089,504             8,856,673
    Depreciation and amortization ..............................            1,259,645               258,940
    Amortization of  SBA deferred financing costs ..............              130,624                  --
    Provision for SBA loan losses ..............................               11,983               331,371
    SBA loans originated for sale ..............................          (23,190,889)           (2,772,747)
    Proceeds from sale of SBA loans ............................           24,918,064             2,438,119
    Accretion of interest income ...............................             (121,054)             (121,054)
    Accretion of interest expense ..............................            8,696,223             8,642,249
    Non-cash compensation ......................................            1,058,172               182,971
    Minority interest ..........................................             (883,217)            1,911,602
    Premium income .............................................             (658,395)                 --
    Changes in assets and liabilities, net of the effect of
      business acquisitions:
        Prepaid insurance ......................................              313,910             1,471,982
        Prepaid expenses and other assets, accounts receivable
           and capitalized servicing assets ....................           (2,836,338)             (348,270)
        Accounts payable and accrued expenses ..................             (534,838)              585,422
                                                                         ------------          ------------
                   Net cash used in operating activities .......           (4,770,035)           (6,645,576)
                                                                         ------------          ------------
Cash flows from investing activities:
  Investments in qualified businesses - held to maturity .......           (1,908,500)             (300,000)
  Return of investments - held to maturity .....................            1,614,187               469,855
  Purchase of fixed assets .....................................             (845,962)             (320,379)
  SBA loans originated for investment, net of deferred loan fees           (9,506,212)             (951,753)
  Proceeds from sale of SBA loans held for investment,
    reclassified as loans held for sale ........................           17,881,332                  --
  Payments received on SBA loans ...............................            7,659,563             5,589,916
  Cash paid for acquisitions, net of cash acquired .............           (9,955,047)           (1,493,000)
  Other investments ............................................              (30,040)              (55,000)
                                                                         ------------          ------------
                   Net cash provided by investing activities ...            4,909,321             2,939,639
                                                                         ------------          ------------

See accompanying notes to these unaudited consolidated financial statements.

                NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                                         2004                  2003
                                                                                     ------------          ------------

Cash flows from financing activities:
  Proceeds from issuance of notes payable to certified investors ...........         $ 10,925,483          $  1,000,000
  Cash paid for Coverage A .................................................           (5,103,351)                 --
  Proceeds from premium finance borrowing ..................................            3,000,000                  --
  Principal payments of note payable-insurance .............................           (1,112,048)           (1,488,093)
  Repayments of note payable - bank and other ..............................             (360,000)             (765,317)
  Proceeds from sale of preferred stock of subsidiary ......................                 --               2,000,000
  Change in restricted cash ................................................              414,870                  --
  Contributions from members ...............................................                 --                   6,000
  Net repayments on SBA bank notes payable .................................          (23,435,300)           (4,854,387)
  Net proceeds from exercise of stock options ..............................              533,118               243,042
  Net proceeds from issuance of common stock ...............................           22,163,819             1,393,641
                                                                                     ------------          ------------
                 Net cash provided by (used in) financing activities .......            7,026,591            (2,465,114)
                                                                                     ------------          ------------
Net  increase (decrease)  in cash and cash equivalents .....................            7,165,877            (6,171,051)

Cash and cash equivalents - beginning of period ............................           33,444,611            41,171,358
                                                                                     ------------          ------------
Cash and cash equivalents - end of period ..................................         $ 40,610,488          $ 35,000,307
                                                                                     ------------          ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:

Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to certified
  investors ................................................................         $ 12,401,323          $ 12,095,570
                                                                                     ------------          ------------
Issuance of warrant in connection with purchase of
  Coverage A Insurance .....................................................         $    250,000          $       --
                                                                                     ------------          ------------
Acquisition of minority interest resulting in goodwill:
    Newtek Business Services common stock issued ...........................         $    786,115          $    362,388
    Less: minority interest acquired .......................................                 --                    --
                                                                                     ------------          ------------
    Goodwill recognized ....................................................         $    786,115          $    362,388
                                                                                     ------------          ------------
Conversion from minority interest to mandatorily redeemable
preferred stock ............................................................         $  1,500,000          $       --
                                                                                     ------------          ------------

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

         The unaudited consolidated financial statements of Newtek reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Newtek at
September 30, 2004, the results of operations and its cash flows for the nine months ended September 30, 2004. Results of operations for the interim periods may not be representative of results to be expected for a full year.

         To conform to the current period presentation, certain
reclassifications were made to the prior periods consolidated financial statements and accompanying notes.

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

     CAPCO             STATE OF CERTIFICATION           DATE OF CERTIFICATION
     -----             ----------------------           ---------------------
      WA                     New York                        May 1998
      WP                     Florida                         December 1998
      WI                     Wisconsin                       October 1999
      WLA                    Louisiana                       October 1999
      WA II                  New York                        April 2000
      WNY III                New York                        December 2000
      WC                     Colorado                        October 2001
      WAP                    Alabama                         February 2004

         The State of Louisiana has four "Capco funds" which are all a part of and consolidated with the WLA Capco (the first fund). The second, Wilshire
Louisiana Partners II, LLC (WLPII), and the third, Wilshire Louisiana Partners
III, LLC (WLPIII), were formed in October 2001 and October 2002, respectively.
The fourth, Wilshire Louisiana Partners IV, LLC (WLPIV), was formed in October
2003. In general, the Capcos issue debt and equity instruments, generally warrants ("Certified Capital"), to insurance company investors ("Certified
Investors"). The Capcos then make targeted investments ("Investments in
Qualified Businesses," as defined under the respective state statutes, or are,
"Qualified Businesses"), with the Certified Capital raised. Such investments may be accounted for as either consolidated subsidiaries, or under the equity method or cost method of accounting, depending upon the nature of the investment and the Company's and/or the Capco's ability to control or otherwise exercise significant influence over the investee.

NOTE 1- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

         The Capco can satisfy this interest payment obligation, at the Capco's discretion, by delivering tax credits in lieu of paying cash. The Capcos legally have the right to deliver the tax credits to the Certified Investors. The
Certified Investors legally have the right to receive and use the tax credits and would, in turn, use these tax credits to reduce their respective state tax liabilities in an amount usually equal to 100% (WLA, WLPII, and WLPIII -110%) of their Certified Capital. The tax credits can be utilized usually over a ten-year period at a rate of 10% (WLA, WLPII, and WLPIII - 11%) per year and in some instances are transferable and can be carried forward.

         During February 2004, Newtek funded its eleventh Capco, Wilshire
Alabama Partners, LLC ("WAP"), for total certified capital of $11,111,111.
Newtek has organized and formed Wilshire DC Partners, LLC which was certified as a Washington, D.C. Certified Capital Company on September 13, 2004. Wilshire DC
Partners, LLC has not raised any certified capital to date.

         STOCK - BASED COMPENSATION

         The Company has elected to continue using Accounting Principles Board
Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for employee and outside directors stock options. Under the intrinsic value method, with regard to stock options, no stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock at the date of grant. Compensation expense on restricted shares granted to employees is measured at the fair market value on the date of grant and recognized in the consolidated statements of income on a pro-rata basis over the service period which approximates the vesting period.

         The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in
SFAS No. 148 "Accounting for Stock-based Compensation-Transition and
Disclosure-an amendment of SFAS 123" had been used in accounting for employee stock options.

NOTE 1- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

                                                              THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                           SEPTEMBER 30,
                                                              ------------------                      -----------------
                                                           2004                 2003              2004                2003
                                                           ----                 ----              ----                ----

   As reported:
      Net income                                      $    4,316,844      $    9,474,292     $   4,445,872       $  14,039,474

      Add:  Total stock based employee
      compensation expense recognized, net of
      related tax effects                                    123,556                -              436,252                -

      Deduct:  Total stock based employee
      compensation expense determined under fair
      value based method for all awards, net of
      related tax effects                                   (126,937)           (217,945)         (528,143)           (646,065)
                                                      --------------      --------------     -------------       -------------

      Pro forma net income                            $    4,313,463      $    9,256,347     $   4,353,981      $   13,393,409
                                                      --------------      --------------     -------------       -------------
      Earnings per share:
         Basic - as reported                          $         0.13      $         0.37     $        0.15      $         0.55
                                                      --------------      --------------     -------------       -------------
         Basic - pro forma                            $         0.13      $         0.36     $        0.15      $         0.52
                                                      --------------      --------------     -------------       -------------
         Diluted - as reported                        $         0.13      $         0.36     $        0.15      $         0.54
                                                      --------------      --------------     -------------       -------------
         Diluted - pro forma                          $         0.13      $         0.35     $        0.15      $         0.51
                                                      --------------      --------------     -------------       -------------

         For the nine months ended September 30, 2004 and 2003, the weighted average fair value of each option granted is estimated on the date of grant using the Black Scholes model with the following assumptions: expected volatility of 59-85%, risk-free interest rate of 1.61% to 6.15%, respectively, expected dividends of $0 and expected terms of 1-6 years.

         NEW ACCOUNTING PRONOUNCEMENTS

         In March 2004, the EITF reached consensus on Issue No. 03-1, "The
Meaning of Other-Than-Temporary Impairment and Its Application to Certain
Investments" regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115,
"Accounting for Certain Investments in Debt and Equity Securities," and No. 124,
"Accounting for Certain Investments Held by Not-for-Profit Organizations." The
guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in such evaluations made in reporting periods beginning after
June 15, 2004. The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under
Statements 115 and 124. For all other investments within the scope of this
Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. We do not expect that the implementation of EITF 03-1 will have a material effect on our financial statements.

         In March 2004, the EITF reached consensus on Issue No. 03-16,
"Accounting for Investments in Limited Liability Companies." EITF 03-16 provides guidance for determining whether a non-controlling investment in a limited liability company should be accounted for using the cost method or the equity method of accounting. Companies will be required to adopt the provisions of this consensus in reporting periods beginning after June 15, 2004. The adoption of
EITF 03-16 did not have a material effect on our financial statements.

NOTE 1- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         MAJOR ACCOUNTING POLICIES

         Refer to the Company's 2003 Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies except for those pertaining to revenue recognition for the acquired entities during 2004.

         WEB HOSTING REVENUE RECOGNITION

         The Company's revenues in this segment are primarily derived from monthly recurring service fees for the use of its web hosting and software support services. Customer set-up fees are billed upon service initiation and are recognized as revenue over the estimated customer relationship period of 2.5 years. Payment for web hosting and related services is generally received one to twelve months in advance. Such revenues are recognized as services are rendered, provided that evidence of an arrangement exists, the price to the customer is fixed or determinable, no significant Company obligations remain and collection of the related receivable is reasonably assured.

         The Company generates a limited amount of revenue from assisting customers in registering their domain names. Due to the volume of customers, the
Company is able to obtain domain name registrations for its customers at discounted rates. Customers may elect to use this service for a nominal service fee.

         INSURANCE BROKERAGE REVENUE RECOGNITION

         Revenues are comprised of commissions earned on premiums paid for insurance policies sold by Vistar and are recognized at the time the commission is earned.

NOTE 2 - COMMON STOCK:

         In the nine months ended September 30, 2004, Newtek sold 221,276 shares of common stock in private transactions, with proceeds totaling approximately
$1,042,000. During the same period there were 178,992 stock options exercised, with proceeds totaling approximately $533,000. In July 2004, the company completed a secondary public offering selling 6,450,000 shares (including
450,000 shares pursuant to an over-allotment option) for net proceeds of approximately $20,762,000. In connection with the funding in February 2004 of
Wilshire Alabama Partners, 85,500 shares of stock were issued for approximately
$359,000.

         In May 2004, Newtek issued 144,458 shares of its common stock, valued at approximately $521,000, in exchange for the minority interests in Wilshire
Colorado, Wilshire Alabama Partners, Wilshire Louisiana Partners III and
Wilshire Louisiana Partners IV. In August 2004, Newtek issued 74,850 shares valued at approximately $145,000 in exchange for the remaining minority interest in Wilshire Colorado. In September 2004, Newtek issued 30,000 shares valued at approximately $120,000 in exchange for a minority interest in a subsidiary of
Wilshire Investors, LLC.

         In connection with three employment agreements, 22,869 shares were issued in consideration for services rendered, valued at approximately $118,000.
As part of the renewal of the SBA's line of credit with Deutsche Bank, 24,950 shares of common stock were issued, valued at approximately $125,000. During
August 2004, Newtek issued 57,256 shares of stock to the board of directors, valued at approximately $308,000. In addition, 6,000 shares of common stock were issued in consideration for consulting services rendered, valued at approximately $32,000.

         In connection with the acquisition of CrystalTech Web Hosting, Inc.,
("CrystalTech"), Newtek issued 69,444 shares of stock to the selling shareholder of CrystalTech, valued at approximately $250,000 which is included in the purchase price allocation for this acquisition.

NOTE 3 - INVESTMENTS IN QUALIFIED BUSINESSES:

         The following table is a summary of investments as of September 30,
2004, shown separately between their debt and equity components.

         The various interests that the Company acquires in its Qualified
Businesses are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company's voting interest or the economics of the transaction if the investee is determined to be a variable interest entity.

         The manner of accounting for an investment in a Qualified Business is determined based upon applicable accounting principles. These principles do not necessarily coincide with concepts of "ownership" or "control" contained in some of the Capco statutes and which impose various limitations on the degree to which a Capco may "own" or "control" a Qualified Business. For example, current
Louisiana law prohibits a Capco from making an investment in a business "with the intent to control" the business, and Colorado and New York place percentage limitations on a Capco's level of "ownership" of a qualified businesses (among other requirements). Newtek's Capcos of course conform to all applicable requirements but these requirements do not necessarily control the accounting treatment appropriate for a particular investment.

         The following are our non-consolidated investments:

     DEBT INVESTMENTS:

         Debt investments at December 31, 2003 ..........    $1,420,179

         Debt issued - 2004 .............................     1,908,500

         Return of principal - 2004 .....................    (1,614,187)
                                                             -----------

         Debt investments at September 30, 2004 .........   $ 1,714,492
                                                            -----------

     EQUITY INVESTMENTS:

         Equity investments at December 31, 2003.........   $   300,000

         Return of Capital ..............................          --

         Equity investments made - 2004 .................          --
                                                            -----------

         Equity investments at September 30, 2004........   $   300,000
                                                            -----------

         The Company has not guaranteed any obligation of these non-consolidated investees, and the Company is not otherwise committed to provide further financial support for the investees. However, from time-to-time, the Company may decide to provide such additional financial support which, as of September 30,
2004, was assessed at zero. Should the Company determine that an impairment exists upon its periodic review, and it is deemed to be other than temporary, the Company will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the Company's Consolidated
Statement of Income.

NOTE 3 - INVESTMENTS IN QUALIFIED BUSINESSES: (CONTINUED)

         All companies in which the Company has made equity investments provide the Company with unaudited financial statements. For each equity method investment, Newtek management reviews the facts and circumstances that are apparent to ascertain if an adjustment is necessary to the books of the investee to make its financial statements materially correct.

NOTE 4 - LOANS RECEIVABLE (NON-CAPCO):

         Loans receivable are made pursuant to U.S. Small Business
Administration license (SBA loans), are generated by Newtek Small Business
Finance ("NSBF") and are primarily related to entities in the Eastern region of the United States with concentrations in the restaurant and hotel and motel industries.

         The unpaid principal amount of loans serviced for others of approximately $143,360,000 and $123,832,000 at September 30, 2004 and December
31, 2003, respectively, are not included on the accompanying consolidated balance sheets.

         NSBF originates loans to small businesses under the SBA program that provides a guaranty of 50% to 85% on the total amount of the loan up to a maximum guaranty of $1,000,000 (at September 30, 2004). NSBF typically sells the guaranteed portion of each SBA loan to a third party and retains the unguaranteed principal portion in its portfolio for investment, or possible sale in the future.

         The following is a summary of SBA loans receivable at:

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      2004            2003
                                                  -------------    ------------
Due in one year or less .......................   $    240,497    $    168,292
Due between one and five years ................      1,105,427       2,619,618
Due after five years ..........................     37,925,488      51,292,650
                                                  ------------    ------------
    Total .....................................     39,271,412      54,080,560
Less : Reserve for loan losses ................     (1,622,186)     (1,613,613)
Less: Deferred loan origination fees, net......       (986,772)       (416,222)
                                                  ------------    ------------
                                                  $ 36,662,454    $ 52,050,725
                                                  ------------    ------------

         Below is a summary of the activity of the SBA loan receivable account, net of SBA loan loss reserves, for the nine months ended September 30, 2004:

        Balance at December 31, 2003 ..............   $ 52,050,725

        SBA loans originated for investment .......     10,076,762

        Payments received in 2004 .................     (7,659,563)

        SBA Loans held for investment, reclassified
            as loans held for sale ................    (17,222,937)

        Provision for SBA loan losses .............        (11,983)

        Deferred loan originations fees, net ......       (570,550)
                                                      ------------
        Balance at September 30, 2004 .............   $ 36,662,454
                                                      ------------

NOTE 4 - LOANS RECEIVABLE (NON-CAPCO): (CONTINUED)

         Below is a summary of the activity of the reserve for SBA loan losses account for the nine months ended September 30, 2004:

          Balance at December 31, 2003 ...........   $ 1,613,613

          SBA loan loss provision charged in 2004        300,264

          Recoveries .............................       133,375

          Reversals of reserve for loan losses for
          unguaranteed portion of loans sold .....      (288,281)

          Charge-offs ............................      (136,785)
                                                     -----------
          Balance at September 30, 2004 ..........   $ 1,622,186
                                                     -----------

         Below is a summary of the SBA loans held for sale as of September 30,
2004:

          Balance at December 31, 2003 ..............   $  3,619,582

          Loan originations for sale ................     23,190,889

          SBA loans held for investment, reclassified
             as loans held for sale .................     17,222,937

          Loans sold ................................    (42,141,001)
                                                        ------------
          Balance at September 30, 2004 .............   $  1,892,407
                                                        ------------

         Below is a summary of the SBA capitalized servicing assets as of
September 30, 2004:

           Balance at December 31, 2003 ........     $   754,064

           Servicing rights capitalized ........       1,363,357

           Servicing rights amortized ..........        (283,589)

           Valuation allowance recorded ........            --
                                                     -----------

           Balance at September 30, 2004........     $ 1,833,832
                                                     -----------

         As of September 30, 2004 and December 31, 2003, SBA loans that were not accruing interest amounted to approximately $2,727,000 and $3,201,000, respectively. As of September 30, 2004 and December 31,

2003, SBA loans due after one year that have adjustable interest rates amount to approximately $38,792,000 and $51,321,000, respectively.

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

                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                                   ------------------          -----------------
                                                                   2004          2003         2004          2003
                                                                   ----          ----         ----          ----

Numerator: ...........................................         $ 4,316,844   $ 9,474,292   $ 4,445,872   $14,039,474
     Numerator for basic and diluted
        EPS -  income available to common shareholders
        Numerator for basic and diluted
           EPS - extraordinary item ..................                --            --            --         186,729
                                                               -----------   -----------   -----------   -----------
        Numerator for basic and diluted
           EPS -income before extraordinary item .....         $ 4,316,844   $ 9,474,292   $ 4,445,872   $13,852,745
                                                               -----------   -----------   -----------   -----------
Denominator: .........................................          33,308,929    25,709,700    28,854,029    25,671,712
     Denominator for basic
        EPS - weighted average shares
        Effect of dilutive securities (stock options
           and  restricted stock units) ..............             111,448       400,836       393,387       345,219
                                                               -----------   -----------   -----------   -----------
        Denominator for diluted
           EPS - weighted average shares .............         $33,420,377   $26,110,536   $29,247,416   $26,016,931
                                                               -----------   -----------   -----------   -----------
Net EPS:  Basic ......................................         $      0.13   $      0.37   $      0.15   $      0.55

Net EPS:  Diluted ....................................         $      0.13   $      0.36   $      0.15   $      0.54

Net EPS : Basic before extraordinary gain ............         $      0.13   $      0.37   $      0.15   $      0.54

Net EPS : Diluted before extraordinary gain ..........         $      0.13   $      0.36   $      0.15   $      0.53

            The amount of shares/units excluded from above is as follows:

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                      SEPTEMBER 30,            SEPTEMBER 30,
                                    ------------------      -----------------
                                    2004         2003       2004         2003
                                    ----         ----       ----         ----
Stock options ...................   621,446     654,333     414,946     721,002
Warrants ........................     5,516        --         5,516        --
Contingently issuable shares .... 1,282,801     582,980   1,282,801     582,980

NOTE 6 - ACQUISITIONS:

         MINORITY INTERESTS

         In May 2004, Newtek issued 144,458 shares of its common stock in exchange for the minority interests in Wilshire Colorado, Wilshire Alabama
Partners, Wilshire Louisiana Partners III and Wilshire Louisiana Partners IV.
These have been accounted for as a purchase transaction. In August 2004, Newtek issued 74,850 shares of its common stock in exchange for the remaining minority interests in Wilshire Colorado and has been accounted for as a purchase transaction. In September, 2004, Newtek issued 30,000 shares valued at approximately $120,000 in exchange for a minority interest in a subsidiary of
Wilshire Investors, LLC. The fair value of Newtek's common stock was determined based upon the quoted market price of Newtek's common stock, less a discount factor due to certain restrictions on the sale of the stock. Such value exceeded the book values of the minority interests by approximately $786,000, and Newtek has recorded such amount as goodwill.

         CRYSTALTECH WEB HOSTING INC.

         On July 8, 2004, Newtek completed the acquisition of CrystalTech Web
Hosting, Inc, a web hosting Company, for a purchase price of $9,362,000 in cash and 69,444 shares of Newtek's common stock valued at $250,000. An equal number of shares of Newtek's common stock were awarded as restricted stock to employees who remain with the new company subsequent to the acquisition. These shares have been included in unearned compensation in the accompanying consolidated balance sheet. In addition, there is a contingent payment of $1,250,000 in cash and
486,111 shares of common stock if CrystalTech achieves certain profitability goals, which shares have not been recorded in the financial statements.

         The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

              Accounts receivable ..................   $   144,000
              Customer accounts ....................     1,758,000
              Goodwill .............................     8,439,000
              Fixed assets .........................       415,000
              Other assets .........................        61,000
                                                       -----------
              Total assets acquired ................    10,817,000
                                                       -----------
              Current liabilities (including accrued
                 acquisition costs) ................       388,000
              Deferred revenues ....................       817,000
                                                       -----------
              Total liabilities assumed ............     1,205,000
                                                       -----------
              Purchase price .......................   $ 9,612,000
                                                       -----------

         The difference between the aggregate purchase price and the fair value of the liabilities assumed has been recorded as goodwill. The value ascribed to the customer accounts are being amortized over a thirty month period. For the period ended September 30, 2004, amortization expense relating to the customer accounts totaled approximately $176,000.

NOTE 6 - ACQUISITIONS: (CONTINUED)

         VISTAR INSURANCE AGENCY

         On July 30, 2004, Colorado Outsourced Technology Solutions LLC (a
Newtek owned company) purchased Vistar Insurance Services, ("Vistar") a Maryland
Corporation. Vistar is an alternative insurance distributor helping financial institutions and agents establish or expand insurance operations. It is licensed to conduct insurance agency business in 49 states and has a complete line of insurance products in the areas of life, health, property and casualty, disability and employee benefits.

         The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

              Cash .................................   $ 13,000
              Accounts receivable ..................    126,000
              Intangible ...........................    748,000
              Fixed assets .........................     34,000
              Other assets .........................     74,000
                                                       --------
              Total assets acquired ................    995,000
                                                       --------
              Current liabilities (including accrued
                 acquisition costs) ................    402,000
                                                       --------
              Total liabilities assumed ............    402,000
                                                       --------
              Purchase price .......................   $593,000
                                                       --------

         The difference between the aggregate purchase price and the fair value of the liabilities assumed has been recorded as an intangible asset. The Company is in the process of obtaining a third party valuation of certain intangible assets, thus the allocation of the purchase price is subject to change.

         The pro forma financial information set forth below is based upon the
Company's historical consolidated statements of income for the three and nine month periods ended September 30, 2004, and 2003, adjusted to give effect to the acquisition of CrystalTech and Vistar as of January 1, 2004. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

                                                                                     PRO FORMA FOR THE
                                                               NINE MONTHS ENDED                      THREE MONTHS ENDED
                                                                 SEPTEMBER 30,                           SEPTEMBER 30,
                                                               -----------------                      ------------------
                                                            2004                2003              2004                  2003
                                                            ----                ----              ----                  ----

Total revenues                                         $  48,328,000      $  58,674,000      $  21,835,000        $  23,136,000
Income before extraordinary items                          6,033,000         14,648,000          4,324,000            4,649,000
Net income                                                 6,033,000         14,834,000          4,342,000            4,649,000
Net income per share - basic                           $        0.21      $        0.58      $        0.13        $        0.18

Net income per share - diluted                         $        0.21        $      0.57         $     0.13           $     0.18
Income before extraordinary items-basic                $        0.21        $      0.58         $     0.13           $     0.18
Income before extraordinary items- diluted             $        0.21        $      0.57         $     0.13           $     0.18

NOTE 7 - NOTES PAYABLE:

         Effective with the Company's acquisition of Commercial Capital Corp.
("CCC"), a new line of credit was provided by Deutsche Bank to NSBF. The line of credit for $75 Million expired on June 30, 2004 at which time a twelve month extension was entered into under revised terms. These revised terms include a reduced advanced rate, minimum net worth thresholds and ratios, limitations on permitted subordinated debt, in addition to profitability requirements. NSBF is in compliance with all of the aforementioned covenants as of September 30, 2004.
The extension also requires NSBF to purchase 1,500,000 shares of preferred stock owned by an affiliate of Deutsche Bank for $1,500,000 on the earlier of a) the repayment in full of all obligations under the loan agreement and/or b) the termination date. This preferred stock has been reclassified as mandatorily redeemable preferred stock under the provisions of FASB Statement No. 150
"Accounting for Certain Financial Instruments with Characteristics of both
Liabilities and Equity." The new line is guaranteed by the Company. As of
September 30, 2004, NSBF had $27,249,663 outstanding on the line of credit. The line of credit bears interest at the prime interest rate minus .50%, and is collateralized by the unguaranteed portions of the SBA loans receivable made by
NSBF. The interest rate at September 30, 2004 was 4.25%. Interest on the line is payable monthly in arrears.

         In addition, this line of credit requires that a percentage of all advances made to NSBF be deposited into an account in the name of the bank. The balance in this account as of September 30, 2004 was $1,827,610 and is included in receivable from bank on the accompanying consolidated balance sheet.

         In June 2004, NSBF entered into a $4 million revolving credit facility with Banco Popular Dominica Bank to finance the origination of SBA loans. The revolving credit facility bears interest at the prime interest rate and is collateralized by the SBA loans made by NSBF. The agreement expires on December
31, 2004 and is renewable for successive twelve month periods thereafter. As of
September 30, 2004, the Company has $1,305,084 outstanding on this revolving line of credit.

         At September 30, 2004, Newtek has included approximately $510,000 in other assets in the accompanying consolidated balance sheet for deferred financing costs. Approximately $131,000 of amortization relating to such costs for the period ending September 30, 2004 are included in the accompanying consolidated statements of income.

NOTE 8 - SALE OF LOANS AND CUSTOMER ACCOUNTS:

         SALE OF LOANS

         In June 2004, NSBF sold to a bank approximately $17,022,000 of loans previously classified as held for investment for aggregate proceeds of approximately $17,661,000. This represented a portion of the unguaranteed piece of 180 loans. The difference of $639,000 was recorded as premium income. Also included in premium income is approximately $203,000 representing the allocated portion of the remaining deferred loan fees recorded at the time of loan origination. Additionally, in connection with this sale, NSBF reversed the reserve for loan loss associated with these loans and recorded a benefit of approximately $288,000, which is included in the provision for loan losses caption on the accompanying consolidated statements of income.

         In July 2004, NSBF sold $201,000 of loans previously classified as held for investment for aggregate proceeds of approximately $220,000. This represented a guaranteed portion of 1 loan. The difference of $19,000 was recorded as premium income.

         SALE OF CUSTOMER ACCOUNTS

         In June 2004, our electronic payment processing segment sold approximately 600 merchant accounts for gross and net proceeds of approximately
$147,000, which is included in electronic payment processing revenue on the accompanying consolidated statements of income.

NOTE 9 - SEGMENT REPORTING:

         Operating segments are organized internally primarily by the type of services provided and in accordance with Statement of Financial Accounting
Standard No. 131, "Disclosures about Segments of an Enterprise and Related
Information." The Company has aggregated similar operating segments into five reportable segments: SBA lending, electronic payment processing, web hosting, insurance brokerage and Capcos and other.

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

         The web hosting segment consists of CrystalTech, acquired in July 2004.
CrystalTech's revenues are derived primarily from web hosting services and set up fees. CrystalTech generates expenses such as professional fees, payroll and consulting, which are included in the respective caption on the accompanying consolidated statements of income, as well as licenses and fees, depreciation and amortization, and general office expenses, all of which are included in other expenses in the respective caption on the consolidated statements of income.

         The insurance brokerage segment consists of Vistar, acquired in July
2004. Revenues are comprised of commissions earned on premiums paid for insurance policies sold by Vistar and are included in the respective caption on the accompanying consolidated statements of income. Expenses include professional fees (which consist primarily of broker commission expense), payroll and consulting and other expenses, all of which are included in the respective caption on the accompanying consolidated statements of income.

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

NOTE 9 - SEGMENT REPORTING (CONTINUED):

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                                         FOR THE THREE MONTHS ENDED                  FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,                                SEPTEMBER 30,
                                                         --------------------------                  -------------------------
                                                         2004                  2003                  2004                  2003
                                                         ----                  ----                  ----                  ----

Revenue
    SBA lending ............................         $  2,136,662          $  1,638,336          $  7,435,340          $  4,643,831
    Electronic payment processing ..........            5,126,320             1,879,526            12,429,454             3,867,612
    Web hosting ............................            2,204,026                  --               2,204,026                  --
    Insurance brokerage ....................              391,373                  --                 391,373                  --
    Capco and other ........................           11,740,071            22,910,772            21,491,087            45,556,783
                                                     ------------          ------------          ------------          ------------
       TOTAL ...............................         $ 21,598,452          $ 26,428,634          $ 43,951,280          $ 54,068,226
                                                     ------------          ------------          ------------          ------------
Income before provision for income taxes and
extraordinary items
    SBA lending ............................         $    246,749          $    377,603          $  1,966,695          $    (89,603)
    Electronic payment processing ..........              155,717              (184,396)              261,356              (778,172)
    Web hosting ............................            1,066,934                  --               1,066,934                  --
    Insurance brokerage ....................             (100,276)                 --                (126,834)                 --
    Capco and other ........................            5,947,559            15,338,419             4,367,225            23,577,193
                                                     ------------          ------------          ------------          ------------
       TOTAL ...............................         $  7,316,683          $ 15,531,626          $  7,535,376          $ 22,709,418
                                                     ------------          ------------          ------------          ------------
Depreciation and amortization
    SBA lending ............................         $    245,617          $      7,472          $    437,004          $     13,301
    Electronic payment processing ..........              178,750               101,253               519,419               150,253
    Web hosting ............................              288,268                  --                 288,268                  --
    Insurance brokerage ....................                6,294                  --                   6,294                  --
    Capco and other ........................               53,748               104,364               139,284               116,535
                                                     ------------          ------------          ------------          ------------
       TOTAL ...............................         $    772,677          $    213,089          $  1,390,269          $    280,089
                                                     ------------          ------------          ------------          ------------
Intercompany revenue eliminated above
    SBA lending ............................         $       --            $       --            $       --            $       --
    Electronic payment processing ..........              253,708                96,643               705,005               259,636
    Web hosting ............................                 --                    --                    --                    --
    Insurance brokerage ....................                 --                    --                    --                    --
    Capco and other ........................              664,847               263,915             1,570,071               883,699
                                                     ------------          ------------          ------------          ------------
       TOTAL ...............................         $    918,555          $    360,558          $  2,275,076          $  1,143,335
                                                     ------------          ------------          ------------          ------------
Intercompany expenses eliminated above
    SBA lending ............................         $    197,163          $     58,254          $    517,059          $    171,727
    Electronic payment processing ..........              380,310               102,174             1,038,848               452,715

    Web hosting ............................                 --                    --                    --                    --
    Insurance brokerage ....................                6,525                  --                  33,232                  --
    Capco and other ........................              334,557               200,130               685,937               518,893
                                                     ------------          ------------          ------------          ------------
       TOTAL ...............................         $    918,555          $    360,558          $  2,275,076          $  1,143,335
                                                     ------------          ------------          ------------          ------------

NOTE 9 - SEGMENT REPORTING (CONTINUED):

                                        AT SEPTEMBER 30,       AT DECEMBER 31,
                                              2004                  2003
                                        ----------------       ---------------
Identifiable assets
    SBA lending .................         $ 47,853,865         $ 64,738,750
    Electronic payment processing            7,208,467            7,308,940
    Web hosting .................           12,561,495                 --
    Insurance brokerage .........            2,385,337                 --
    Capco and other .............          135,525,447          120,136,319
                                          ------------         ------------
       TOTAL ....................         $205,534,611         $192,184,009
                                          ------------         ------------

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

         In March 2004, the EITF reached consensus on Issue No. 03-16,
"Accounting for Investments in Limited Liability Companies." EITF 03-16 provides guidance for determining whether a non-controlling investment in a limited liability company should be accounted for using the cost method or the equity method of accounting. Companies will be required to adopt the provisions of this consensus in reporting periods beginning after June 15, 2004. The adoption of
EITF 03-16 did not have a material effect on our financial statements.

GENERAL:

         Operating results in all periods presented reflect the impact of acquisitions. The timing of these acquisitions and the changing mix of revenue may effect comparability of results from one period to another.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003:

         Total revenues decreased by approximately $10,117,000 to $43,951,000 for the nine months ended September 30, 2004, from $54,068,000 for the nine months ended September 30, 2003. The variance was due to the following changes in revenues:

         Income from tax credits decreased by approximately $23,458,000 from
$43,927,000 for the nine months ended September 30, 2003, to $20,469,000 for the nine months ended September 30, 2004, due to Newtek's Capcos earning less tax credits from the various state Capco programs in 2004 compared to 2003.

         Electronic payment processing revenue increased by approximately
$8,561,000 to $12,429,000 for the nine months ended September 30, 2004, from
$3,868,000 for the nine months ended September 30, 2003, due to the Company's increase in electronic payment processing customers, as well as the company's acquisition of Automated Merchant Services in August, 2003. At September 30,
2004, we provided our payment services to approximately 6,900 small merchants across the United States, compared to approximately 3,900 customers at September
30, 2003. Gross total processing volume increased to approximately $661,000,000 from all merchant portfolios (of this amount, approximately $246,000,000 of processing volume generated revenues that were recorded net of interchange fees)
for the nine months ended September 30, 2004 from $172,000,000 of gross processing volume for the nine months ended September 30, 2003. In addition, in
June 2004, our electronic payment processing segment sold approximately 600 merchant accounts for net proceeds of approximately $147,000.

         Servicing fee and premium income increased by approximately $2,974,000 to $4,263,000 for the nine months ended September 30, 2004 from approximately
$1,289,000 for the nine months ended September 30, 2003 due to NSBF closing 112 loans for total originations of approximately $33,300,000 compared to 7 loans for total originations of approximately $3,700,000 for the nine months ended
September 30, 2003. NSBF sold 104 guaranteed loans in the nine months ended
September 30, 2004, aggregating approximately $24,900,000 as compared to
$2,400,000 in the same period for the prior year. The premiums recognized in connection with these sales were approximately $2,200,000 during the nine months ended September 30, 2004 as compared with $224,000 in the same period for the prior year.

         In addition, in June 2004, NSBF sold to a bank approximately
$17,022,000 of loans previously classified as held for investment for aggregate proceeds of approximately $17,661,000. This represented a portion of the unguaranteed piece of 180 loans. The total proceeds received above the
$17,022,000 of loans previously classified as held for investment of $639,000 was recorded as premium income. Also, in connection with this sale, included in premium income for the nine months ended September 30, 2004 is approximately
$203,000 representing the allocated portion of the remaining discount recorded at the time of loan origination.

         In July 2004, NSBF sold $201,000 of loans previously classified as held for investment for aggregate proceeds of approximately $220,000. This represented a guaranteed portion of 1 loan. The difference of $19,000 was recorded as premium income.

         Web hosting and insurance commissions for the nine months ended
September 30, 2004 increased to approximately $2,204,000 and $391,000, respectively, from $0 and $0, respectively due to the acquisitions of
CrystalTech and Vistar in the third quarter of 2004.

         Interest and dividends are generated from SBA lending activities, excess cash balances that are invested in low risk, highly liquid securities
(money market accounts, federal government backed mutual funds, etc.), non-cash accretions of structured insurance product and from held to maturity investments. The following table details the changes in these different forms of interest and dividend income for the nine month periods ending September 30:

                                        2004          2003          CHANGE
                                        ----          ----          ------
SBA lending activities ..........   $ 2,584,211   $ 2,623,535    $   (39,324)
Non-cash accretions .............       121,054       121,054           --
Qualified investments ...........        50,869        67,925        (17,056)
Low-risk highly liquid securities       179,770       192,713        (12,943)
                                    -----------   -----------    -----------
                                    $ 2,935,904   $ 3,005,227    $   (69,323)
                                    -----------   -----------    -----------

         The decrease in interest income generated on qualified investments, low risk securities, and SBA lending activities is attributable to a decline in the average outstanding balances of these interest bearing cash accounts.

         Other income decreased by approximately $721,000 to $1,258,000 for the nine months ended September 30, 2004 from $1,979,000 for the nine months ended
September 30, 2003. In the nine months ended September 30, 2004, NSBF recovered approximately $250,000 of income from the acquired CCC loan portfolio, compared to approximately $330,000 for the nine months ended September 30, 2003. In addition, in the third quarter of 2003, the Company recovered approximately
$350,000 of an investment previously written off.

         Changes in interest expense are summarized as follows for the nine month periods ended September 30:

                                         2004            2003         CHANGE
                                         ----            ----         ------
Capco interest expense ...........   $  8,696,223   $  8,642,249   $     53,974
NSBF (SBA lender) interest expense      1,317,577      1,444,972       (127,395)
Other interest ...................        519,293        449,896         69,397
                                     ------------   ------------   ------------
                                     $ 10,533,093   $ 10,537,117   $     (4,024)
                                     ------------   ------------   ------------

         The approximately $54,000 net increase in Capco interest expense in the nine months ended 2004 was attributable to a increase in the outstanding balance of the Notes payable in credits in lieu of cash from the prior period due to the
Wilshire Louisiana Partners IV, LLC and Wilshire Alabama Partners LLC capco closings in the fourth quarter 2003 and the first quarter 2004, respectively.
The approximately $69,000 net increase in other interest expense was attributable to additional debt instruments associated with the financing of insurance coverage purchased for the Wilshire Alabama Partners Capco during the first quarter of 2004 and the acquisition of Automated Merchant Services during the third quarter of 2003. NSBF interest decreased in the current period by approximately $127,000 due to the decrease in the average balance of outstanding borrowings.

         Payroll and consulting fees increased by approximately $2,300,000 to
$7,544,000 for the nine months ended September 30, 2004 from $5,244,000 for the nine months ended September 30, 2003. The increase was primarily due to the stock based compensation relating to the restricted stock granted in October of
2003 of approximately $730,000, the payroll and consulting fees incurred by the eleven additional operating entities consolidated into

Newtek in the nine months ended September 30, 2004 versus the same period in
2003, and the related payroll costs associated with additional employees being hired in the SBA lending and merchant processing segments in the current period.
Electronic payment processing direct costs increased by approximately $5,630,000 to $8,024,000 for the nine months ended September 30, 2004 from $2,394,000 for the nine months ended September 30, 2003, due to the significant increase in the number of electronic payment processing customers as well as the acquisition of
Automated Merchant Services in August 2003.

         Professional fees increased by approximately $433,000 to $4,115,000 for the nine months ended September 30, 2004 from $3,682,000 for the nine months ended September 30, 2003. This increase is primarily due to increased legal expenses and commissions during the period ended September 30, 2004. Insurance expense increased by approximately $307,000 to $2,145,000 for the nine months ended September 30, 2004 from $1,838,000 for the nine months ended September 30,
2003. This increase is due to the additional insurance relating to the new Capco funded in 2004, Wilshire Alabama Partners, LLC, and the new Capco funded in
October 2003, Wilshire Louisiana Partners IV, LLC.

         Provision for loan losses decreased to approximately $12,000 for the nine months ended September 30, 2004 from $331,000 for the nine months ended
September 30, 2003. This is attributable to NSBF selling loans to a bank in June
2004 that were previously classified as held for investment. In connection with this sale, NSBF reversed the reserve for loan losses associated with these loans and recorded a benefit of approximately $288,000, offset by $300,000 in loan loss provisions.

         Other expenses increased by approximately $1,496,000 to $4,926,000 for the nine months ended September 30, 2004 from $3,430,000 for the nine months ended September 30, 2003. The increase was due primarily to expenses incurred by consolidated operating entities, other than electronic payment processing direct costs as described above. Specifically, the amortization of customer merchant accounts which were acquired in August 2003, and the customer accounts acquired in July 2004, contributed approximately $653,000 to the increase in other expenses in the nine months ended 2004 compared to $169,000 in the same period in 2003. In addition, the acquisitions of CrystalTech and Vistar in the current period contributed approximately $398,000 of other expenses, such as rent, computer and office expenses.

         Other than temporary decline in value of investments decreased by approximately $1,991,000 to $0 for the nine months ended September 30, 2004 from
$1,991,000 for the nine months ended September 30, 2003, due to the Company's determination that there were no other than temporary declines in the value of investments for the period ended September 30, 2004. During the period ended
September 30, 2003, the Company determined that there was an approximate
$943,000 other than temporary decline in the value of its investments for
Merchant Data Systems, Inc., $500,000 for 1-800 Gift Certificate, an approximate
$20,000 decline for Transworld Business Brokers, $145,000 for O.S. Johnson
$112,000 for Gerace Auto Parts and an approximate $271,000 other than temporary decline in the value of its investments for Direct Creations, LLC.

         The Company's results of operations decreased by approximately
$9,593,000 from net income of $14,039,000 for the nine months ended September
30, 2003 to net income of $4,446,000 for the nine months ended September 30,
2004, due to the decreases in revenue of approximately $10,117,000 and the increases in overall expenses of approximately $7,852,000 discussed above, minority interest of approximately $2,795,000, offset by the decrease in the provision for income taxes of approximately $5,767,000, and the decrease in extraordinary gains of approximately $187,000.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003:

         Total revenues decreased by approximately $4,831,000 to $21,598,000 for the three months ended September 30, 2004, from $26,429,000 for the three months ended September 30, 2003. The variance was due to the following changes in revenues:

         Income from tax credits decreased by approximately $10,646,000 from
$22,067,000 for the three months ended September 30, 2003, to $11,421,000 for the three months ended September 30, 2004, due to Newtek's Capcos earning less tax credits from the various state Capco programs in 2004 compared to 2003.

         Electronic payment processing revenue increased by approximately
$3,246,000 to $5,126,000 for the three months ended September 30, 2004, from
$1,880,000 for the three months ended September 30, 2003, due to the Company's increase in electronic payment processing customers, as well as the company's acquisition of Automated Merchant Services in August, 2003. At September 30,
2004, we provided our payment services to approximately 6,900 small merchants across the United States, compared to approximately 3,900 customers at September
30, 2003. Gross total processing volume increased to approximately $248,000,000
(of this amount, approximately $74,000,000 of processing volume generated revenues that were recorded net of interchange fees) for the three months ended
September 30, 2004 from $103,000,000 of gross processing volume for the three months ended September 30, 2003.

         Servicing fee and premium income increased by approximately $441,000 to
$1,009,000 for the three months ended September 30, 2004 from approximately
$568,000 for the three months ended September 30, 2003 due to NSBF closing 38 loans for total originations of approximately $9,150,000 compared to 7 loans for total originations of approximately $3,724,000 in the same period for the prior year. We sold the guaranteed portions of 36 loans in the three months ended
September 30, 2004, aggregating approximately $7,495,000 as compared to
$2,438,000 in the same period for the prior year. The premiums recognized in connection with these sales were approximately $607,000 during the three months ended September 30, 2004 as compared with $224,000 in the same period for the prior year.

         Web hosting and insurance commissions for the three months ended
September 30, 2004 increased to approximately $2,204,000 and $391,000, respectively, from $0 and $0, respectively due to the acquisitions of Crystal
Tech and Vistar in the third quarter of 2004.

         Interest and dividends are generated from SBA lending activities, excess cash balances that are invested in low risk, highly liquid securities
(money market accounts, government secured funds, etc.), non-cash accretions of structured insurance product and from held to maturity investments. The following table details the changes in these different forms of interest and dividend income for the three months ended September 30:

                                           2004        2003        CHANGE
                                           ----        ----        ------
SBA lending activities ..............   $ 738,462   $ 803,317    $ (64,855)
Non-cash accretions .................      33,246      33,246         --
Qualified investments ...............      15,581      17,198       (1,617)
Low-risk highly liquid securities ...      77,452      67,746        9,706
                                        ---------   ---------    ---------
                                        $ 864,741   $ 921,507    $ (56,766)
                                        ---------   ---------    ---------

         The decrease in interest income generated on SBA lending activities is attributable to a decrease in the average outstanding balances on interest bearing instruments during the period.

         Other income decreased by approximately $410,000 to $582,000 for the three months ended September 30, 2004 from $992,000 for the three months ended
September 30, 2003, due to one of the operating entities providing services primarily to related entities in the current period compared to outside parties in the prior period.

            Changes in interest expense for the three months ended September 30 are summarized as follows:

                                           2004          2003          CHANGE
                                           ----          ----          ------
Capco interest expense ..............  $ 2,811,929   $ 2,729,910    $    82,019
NSBF (SBA lender) interest expense ..      317,460       449,100       (131,640)
Other interest ......................      160,907       154,020          6,887
                                       -----------   -----------    -----------
                                       $ 3,290,296   $ 3,333,030    $   (42,734)
                                       -----------   -----------    -----------

         The approximately $82,000 net increase in Capco interest expense in the three months ended September 30, 2004 was attributable to the additional notes payable for Wilshire Alabama Partners, LLC. The approximately $132,000 decrease in NSBF interest expense was attributable to a reduction in outstanding borrowings.

         Payroll and consulting fees increased by approximately $1,046,000 to
$2,997,000 for the three months ended September 30, 2004 from $1,951,000 for the three months ended September 30, 2003. The increase was primarily due to the stock compensation related to the restricted stock granted in October of 2003, the payroll and consulting fees incurred by the eleven additional operating entities consolidated into Newtek in the three months ended September 30, 2004 versus the same period in 2003, and the related payroll costs associated with additional employees being hired in the SBA lending and electronic payment processing segments. Electronic payment processing direct costs increased by approximately $2,471,000 to $3,345,000 for the three months ended September 30,
2004 from $874,000 for the three months ended September 30, 2003, due to the significant increase in the number of electronic payment processing customers as well as the acquisition of Automated Merchant Services in August 2003.

         Professional fees increased by approximately $785,000 to $1,826,000 for the three months ended September 30, 2004 from $1,041,000 for the three months ended September 30, 2003. This increase is primarily due to increased legal expenses and commissions during the three months ended September 30, 2004.
Insurance expense increased by approximately $112,000 to $738,000 for the three months ended September 30, 2004 from $626,000 for the three months ended
September 30, 2003. This increase is due to the additional insurance relating to the new Capco funded in 2004, Wilshire Alabama Partners, LLC, and the new Capco
funded in October 2003, Wilshire Louisiana Partners IV, LLC.

         Provision for loan losses decreased by approximately $272,000 to
$59,000 for the three months ended September 30, 2004 from $331,000 for the three months ended September 30, 2003. This occurred due to (1) managements assessment that an increase to the reserve for the quarter ended September 30,
2003 was warranted, (2) recoveries during the three months ended September 30,
2004 exceeded those for the same three months ended September 30, 2003 and (3)
offset by the additional provision for loan losses provided based on the increased loan activity during the quarter ended 2004 as compared to 2003.

         Other expenses increased by approximately $929,000 to $2,299,000 for the three months ended September 30, 2004 from $1,370,000 for the three months ended September 30, 2003. The increase was due primarily to expenses incurred by consolidated operating entities other than electronic payment processing as described above. Specifically, the amortization of customer accounts which were acquired in July 2004, and contributed approximately $176,000 to the increase in other expenses in the three months ended 2004 compared to $0 in the same period in 2003. In addition, the acquisitions of CrystalTech and Vistar in the current period contributed approximately $398,000 of other expenses, such as rent, computer and office expenses.

         Other than temporary decline in value of investments decreased by approximately $257,000 to $0 for the three months ended September 30, 2004 from
$257,000 for the three months ended September 30, 2003, due to the Company's determination that there were no other than temporary declines in the value of investments for the period ended September 30, 2004. During the period ended
September 30, 2003, the Company determined that there was an approximate
$145,000 other than temporary decline in the value of its investments for O.S.
Johnson and $112,000 for Gerace Auto Parts.

         For the three months ended September 30, 2004, equity in net losses of affiliates increased by approximately $118,000 to $0. This increase is attributable to the investments accounted for under the equity method being written down to $0 as of December 31, 2003.

         The Company's results of operations declined by approximately
$5,157,000 from net income of $9,474,000 for the three months ended September
30, 2003 to $4,317,000 for the three months ended September 30, 2004, due to the decreases in revenue of approximately $4,830,000 and the increases in overall expenses of approximately $4,889,000 discussed above, minority interest of approximately $1,504,000, offset by the decrease in the provision for income taxes of approximately $3,057,000.

CONSOLIDATED OPERATING ENTITIES

         At September 30, 2004, Newtek had twenty four majority-owned consolidated operating entities, most of which were as a result of investments through the Capco programs. For the nine months ended September 30, 2004, these companies represented approximately $856,000 in income that is consolidated in
Newtek's results (net of inter-company eliminations of approximately $2,113,000 in revenues and $2,113,000 in expenses). For the nine months ended September 30,
2004, revenues from consolidated operating entities, net of inter-company eliminations, amounted to $23,037,000 and were generated from the following sources: SBA lending ($7,435,000) electronic payment processing ($12,429,000), web hosting ($2,204,000), insurance brokerage ($391,000), and other ($578,000).
For the nine months ended September 30, 2004, expenses incurred by consolidated operating companies, net of inter-company eliminations, amounted to $22,181,000 and were incurred by the following sources: SBA lending ($5,469,000) electronic payment processing ($12,162,000), web hosting ($1,136,000), insurance brokerage
($521,000), and other ($2,893,000).

         At September 30, 2003, Newtek had nineteen majority-owned consolidated operating entities, most of which were as a result of investments through the
Capco programs. For the nine months ended September 30, 2003, these companies represented approximately $2,813,000 in losses that are consolidated in Newtek's results (net of inter-company eliminations of $1,092,000 in revenues and $
1,111,000 in expenses). For the nine months ended September 30, 2003, revenues from consolidated operating entities, net of inter-company eliminations, amounted to $9,344,000 and were generated from the following sources: SBA lending ($4,644,000) electronic payment processing ($3,868,000), and other
($832,000). For the nine months ended September 30, 2003, expenses incurred by consolidated operating companies, net of inter-company eliminations, amounted to
$12,157,000 and were incurred by the following sources: SBA lending ($4,733,000)
electronic payment processing ($4,646,000), and other ($2,778,000).

LIQUIDITY AND CAPITAL RESOURCES

         Newtek has funded its operations primarily through the issuance by the
Capcos of notes to insurance companies through the Capco programs. Through
September 30, 2004, Newtek has received approximately $184,637,000 in proceeds from the issuance of long-term debt, Capco warrants, and Newtek common stock through the Capco programs. Newtek's principal capital requirements have been to fund the purchase of Coverage A insurance related to the notes issued to the insurance companies (approximately $102,381,000), the acquisition of Coverage B
Capco insurance policies ($21,255,000), the acquisition of consolidated operating entity's interests, identifying other Capco-qualified investments, and working capital needs resulting from operating and business

development activities of its consolidated operating entities. In July 2004, the company completed a secondary public offering selling 6,450,000 of its shares with net proceeds of approximately $20,762,000.

         Net cash used in operating activities for the nine months ended
September 30, 2004 of approximately $4,770,000 resulted primarily from net income of $4,446,000 adjusted for the non-cash interest expense of approximately
$8,696,000, proceeds from the sale of SBA loans of approximately $24,918,000, and other non cash charges for stock compensation, depreciation and amortization totaling approximately $2,448,000. Net cash used was also affected by the approximately $3,090,000 of a deferred tax provision, offset by approximately
$883,000 of minority interest, approximately $20,469,000 in non-cash income from tax credits, approximately $658,000 of premium income on sale of SBA loans, and approximately $23,191,000 in SBA loans originated for sale. In addition, Newtek had net cash outflows from the components of prepaid insurance, prepaid expenses and other assets, accounts receivable and capitalized servicing assets, and accounts payable and accruals of approximately $3,057,000.

         Net cash used in operating activities for the nine months ended
September 30, 2003 of approximately $6,646,000 resulted primarily from net income of approximately $14,039,000, increased by the non-cash interest expense of approximately $8,642,000. It was also affected by the approximately
$1,991,000 in other than temporary decline in value of investments, approximately $2,438,000 of proceeds from the sale of SBA loans, approximately
$2,773,000 of SBA loans originated for sale, approximately $1,912,000 in minority interest, the approximately $43,927,000 in income from tax credits, and the deferred income tax provision of $8,857,000. In addition, Newtek had net cash inflows in the components of prepaid insurance, prepaid expenses and other assets, accounts receivable and capitalized servicing assets, and accounts payable and accruals of approximately $1,709,000.

         Net cash provided by investing activities for the nine months ended
September 30, 2004 of approximately $4,909,000 resulted primarily from proceeds from the sale of SBA loans held for investment and reclassified as held for sale of approximately $17,881,000, approximately $7,660,000 from repayment of SBA loans, and $1,614,000 from returns of principal from qualified investments. This was offset by acquisitions of $9,955,000, investments in qualified businesses totaling $1,909,000, SBA loans originated for investment, net of deferred loan fees of approximately $9,506,000, other investments of $30,000 and approximately
$846,000 of purchases of fixed assets.

         Net cash provided by investing activities for the nine months ended
September 30, 2003 of approximately $2,940,000 resulted primarily from returns of principal of approximately $470,000, offset by approximately $300,000 in additional qualified investments made in the period and $1,493,000 for an acquisition. Newtek also received approximately $5,590,000 in repayments of its
SBA loan receivables, offset by SBA loans originated for investment of approximately $952,000.

         Net cash provided by financing activities for the nine months ended
September 30, 2004 was approximately $7,027,000, primarily attributable to proceeds from the Company's secondary public offering and private placements of common stock of approximately $22,164,000, from the issuance of long term debt and premium financing of approximately $13,925,000, approximately $533,000 from the exercise of stock options and a change in restricted cash of approximately
$415,000. This was offset by approximately $5,103,000 in payments for Coverage A insurance, $1,112,000 in payments on notes payable-insurance, $360,000 in payments of notes payable-other and repayments on SBA bank notes payable of
$23,435,000.

         Net cash used in financing activities for the nine months ended
September 30, 2003 was approximately $2,465,000, primarily attributable to approximately $1,637,000 from the private placement of common stock and exercise of stock options, $1,000,000 from issuance of long term debt and $2,000,000 in proceeds from the sale of preferred stock of a consolidated subsidiary, offset by approximately $4,854,000 in payments on SBA bank notes payable, repayment of notes payable-insurance of $1,488,000, repayment of notes payable- other of
$765,000.

         Effective with the Company's acquisition of Commercial Capital Corp.
("CCC"), a new line of credit was provided by Deutsche Bank to NSBF. The line of credit for $75 Million expired on June 30, 2004 at which time a twelve month extension was entered into under revised terms. In June 2004, NSBF entered into a $4 million revolving

credit facility with Banco Popular Dominica Bank to finance the origination of
SBA loans. The revolving credit facility bears interest at the prime interest rate and is collateralized by the loans made by NSBF. The total debt outstanding relating to these two facilities was approximately $28,555,000 at September 30,
2004.

         During the nine months ended September 30, 2004 we and our consolidated companies generated cash flow primarily from the following sources:

         o   proceeds from secondary offering of common stock of approximately
             $20,762,000;

         o   private placement of common stock and exercise of stock options, netting $1,935,000;

         o   proceeds from issuance of long-term debt and warrants of
             $10,925,000;

         o   proceeds from premium financing of $3,000,000;

         o   interest and dividend income of approximately $2,936,000;

         o   returns of investments of approximately $1,614,000;

         o   other income of approximately $1,258,000, which represents revenue from Newtek's consolidated operating entities;

         o   proceeds from sales of SBA loans of approximately $24,918,000;

         o   payments received on SBA loans of approximately $7,660,000; and,

         o   proceeds from sale of SBA loans held for investment, reclassified as held for sale of approximately $17,881,000.

         The cash was primarily used to:

         o   originate approximately $32,697,000 in SBA loans held for
             investment and for sale;

         o   acquire CrystalTech and Vistar for approximately $9,955,000;

         o   invest in qualified businesses of approximately $1,909,000;

         o   repay SBA bank notes payable of approximately $23,435,000;

         o   repay notes payable-insurance of approximately $1,112,000; and,

         o   purchase of Coverage A and Coverage B insurance of approximately
             $7,028,000.

         During the nine months ended September 30, 2003 we generated cash flow primarily from the following sources:

         o   private placement of common stock and exercise of options, netting
             $1,637,000;

         o   returns of principal from qualified businesses of approximately
             $470,000;

         o   interest and dividend income of approximately $3,005,000;

         o   proceeds from the sale of subsidiary preferred stock of $2,000,000;

         o   proceeds from issuance of long term debt of $1,000,000;

         o   other income of approximately $1,979,000, which represents revenue from consolidated operating entities; and

         o   cash received from repayments on SBA loans of approximately
             $5,590,000.

         The cash was primarily used to:

         o   invest approximately $300,000 in small or early stage businesses;

         o   originate SBA loans of approximately $3,725,000;

         o   repay SBA bank notes and note payable-other of approximately
             $5,620,000;

         o   acquire Automated Merchant Services for $1,500,000;

         o   repay notes-payable insurance of approximately $ 1,488,000; and,

         o   purchase fixed assets of approximately $320,000.

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10 Q contains forward-looking statements.
Additional written or oral forward-looking statements may be made by Newtek from time to time in filings with the Securities and Exchange Commission ("SEC")or otherwise. The words "believe," "expect," "seek," and "intend" and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section
21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to our services, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

         Newtek does not undertake, and specifically disclaims, any obligation to publicly release the results of revisions which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after such statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

         All of our business activities contain elements of risk. We consider the principal types of risk to be fluctuations in loan portfolio valuations in the SBA loans receivable and the risk associated with charge-back losses in the merchant processing business. We consider the management of risk essential to conducting our businesses. Accordingly, risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

         We transact business with merchants exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

         Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. At September 30, 2004, $28.5 million of our outstanding indebtedness was at variable interest rates based on the prime rate. A rise in the prime rate of one percentage point would result in additional interest expense of approximately $234,000. However, our interest income would also increase by approximately the same amount, due to the variability of the interest rates on our SBA loans receivable. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other

business developments that could affect net increase (decrease) in assets.
Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

         We do not hold derivative financial or commodity instruments, nor engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 4. CONTROLS AND PROCEDURES:

         As of September 30, 2004, Newtek Business Services, Inc. carried out an evaluation, under the supervision and with the participation of Newtek's management, including Newtek's Chief Executive Officer and Newtek's Chief
Financial Officer, of the effectiveness of the design and operation of Newtek's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Newtek's Chief Executive Officer and Newtek's Chief
Financial Officer concluded that Newtek's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to Newtek (including its consolidated subsidiaries) required to be included in
Newtek's periodic SEC filings. There has been no change in the Company's internal control over financial reporting identified in connection with the evaluation performed above that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         (c) The following non-registered transactions in the securities of the
Registrant occurred in the three month period ending September 30, 2004. All securities sold were shares of Newtek's common stock and all sales were to accredited investors and in reliance on Section 4(2) of the Securities Act of
1933, as amended, and applicable New York State law. Shares issued to Mr.
Uzzanti were as a portion of the consideration paid by Newtek for the acquisition of assets of CrystalTech by a wholly-owned direct subsidiary of
Newtek. Shares issued to Aurelius Consulting Group were in consideration for various investor relations services.

NAME                    DATE                       SHARES                 PRICE

Tim Uzzanti             July 9, 2004               69,444                 $3.60
Aurelius Consulting     July 1, 2004               2,000                  $3.75
Group Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     (a)  On July 9, 2004 Newtek held its annual meeting of shareholders.

     (b)  All seven of the incumbent directors were reelected for one year terms:

          David C. Beck
          Christopher G. Payan
          Jeffrey G. Rubin
          Jeffrey M. Schottenstein
          Steven A. Shenfeld
          Barry Sloane
          Brian A. Wasserman

     (c)  With respect to the election of directors, for which a total of
          16,863,209, or 62.3 percent of all outstanding shares were present in person or by proxy, votes cast for each of the nominees were as follows:

                                                             FOR        WITHHOLD
                                                             ---        --------
          David C. Beck ..............................   16,727,262     135,947
          Christopher G. Payan .......................   16,855,539       7,670
          Jeffrey G. Rubin ...........................   16,727,262     135,947
          Steven A. Shenfeld .........................   16,855,539       7,670
          Jeffrey M. Schottensetin ...................   16,727,262     135,947
          Barry Sloane ...............................   16,855,539       7,670
          Brian A. Wasserman .........................   16,855,539       7,670

     (d)  Also voted upon at the annual meeting was the ratification of the adoption of a new stock incentive plan, the Newtek Business Services,
          Inc. 2003 Stock Incentive Plan; the plan was ratified by the following vote:

                                                             FOR        AGAINST
                                                             ---        .-------
                                                         16,171,199     689,235

ITEM 5. OTHER INFORMATION:

         On November 3, Newtek issued a press release concerning the results of its operations for the third quarter of 2004. It reported gross revenue of $21.6
Million and net earnings of $0.13 per share. Pursuant to the requirements of
Item 12 of Form 8-K, Newtek has furnished a copy of this press release by attaching same to a Form 8-K current report filed November 4, 2004.

ITEM 6. EXHIBITS:

EXHIBIT 31.1 AND 31.2

         Certification required by Rule 13a-14 of Newtek's Chief Executive and
Chief Financial Officers.

EXHIBIT 32

         The Certification required of Newtek's Chief Executive and Chief
Financial Officers by section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 99.1

         Press Releases:

         July 9, 2004: Newtek Business Services Completes the Acquisition of
         Crystal Tech Web Hosting, Inc.

         July 15, 2004: Newtek Announces Exercise of Over-Allotment Options

         July 16, 2004: New Research Reports Released on Newtek Business
         Services, Inc.

         July 22, 2004: Newtek Business Services to Hold Earnings Conference
         Call August 5 at 4:15 PM EST

         July 22, 2004: Newtek Business Services, Inc. Endorsed by 11 State
         Credit Union Organizations

         August 2, 2004: Newtek Business Services, Inc. Completes Acquisition of
         Financial Keyosk

         August 5, 2004: Newtek Business Services, Inc. Earns $0.07 per share for Second Quarter Beats Wall Street Consensus by Approximately 40
         Percent

         August 23, 2004: Newtek Business Services, Inc. Earns $0.07 per share for Second Quarter Beats Wall Street Consensus by Approximately 40
         Percent

         August 30, 2004: Newtek Business Services, Inc. to Present at the Roth
         Capital Partners New York Conference

         October 12, 2004: Financial Keyosk to be Endorsed by Butte Community
         Bank

         October 13, 2004: CrystalTech Looks to Bring.NET to the Masses

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NEWTEK BUSINESS SERVICES, INC.

Date: November 12, 2004                      /s/ Barry Sloane
                                             -----------------------------------
                                             Barry Sloane
                                             Chairman of the Board, Chief
                                             Executive Officer and Secretary

Date: November 12, 2004                      /s/ Brian A. Wasserman
                                             -----------------------------------
                                             Brian A. Wasserman
                                             Treasurer, Chief Financial Officer
                                             and Director

