Form 10-K
period 2004-12-31
NEWTEK BUSINESS SERVICES INC
filed 2005-03-31
CIK 1094019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to _______________

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

Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold on June 30, 2004, was approximately $43,473,000.

As of March 31, 2005 there were 33,905,172 shares issued and outstanding of the registrant’s Common Stock, par value $0.02 per share.

NEWTEK BUSINESS SERVICES, INC.

1

PART I

Item 1	BUSINESS

Overview

Newtek Business Services, Inc. is a holding company for several wholly- and majority-owned operating subsidiaries, including 14 certified capital companies which we refer to as capcos, and several portfolio companies in which the capcos own non-controlling minority interests. Newtek’s goal is to provide a variety of complementary financial products and business services to small and medium-sized businesses. The U.S. Small Business Administration, or SBA, estimates that there are 23 million small and medium-sized businesses and we are a direct distribution channel into that market. We currently operate in five principal lines of business and in two additional complementary lines of business. These seven lines of business are as follows:

•	Certified capital companies. Historically, we have financed our operations and derived a material portion of our revenue and net income from state-sponsored capco programs and other related investments and operations. This trend is changing as capco revenue represented 88% of total revenues in 2002 and has declined to 48% of revenue in 2004. We have used the capco funds to finance or acquire four of our six other operating businesses. A capco is a company we create pursuant to a state sponsored program, which is designed to encourage investment in small and new businesses and to create economic activity and jobs in the state. As an inducement to participation in the capco programs, each state provides a capco with tax credits to issue to its investors, which must be insurance companies. The tax credits are designed to be used to reduce the payment of taxes by the holder of those credits in the sponsoring state. The capco is then obligated to invest the funds raised pursuant to statutory requirements relating to such matters as size of the business, location, number of employees, and ownership levels. In the event that the capco does not comply with the performance requirements of the capco program, which are different in each state, the tax credits are subject to forfeiture. The revenue to us resulting from the capco tax credits is non-cash and is used exclusively to satisfy obligations of the capcos to deliver tax credits to their investors. Until our capcos have completed their business cycles and invested all of their funds, and we are able to distribute cash earnings of our capco businesses to the holding company, we must rely on the capco management fees and earnings of non-capco investments, as the sources of cash to meet our expenses.

•

Small business loans through participation in the SBA program. Through one of our operating subsidiaries, Newtek Small Business Finance, Inc., or NSBF, we make small business loans guaranteed by SBA. Our business clients use the loan proceeds to acquire commercial real estate, machinery, equipment and inventory, to refinance debt, to fund franchises, to acquire businesses and for working capital. NSBF holds one of 14 non banking companies SBA licensed to provide SBA loans nationwide under the federal section 7(a) loan program for small businesses and the related section 504 business real estate loan program. John Cox, who spent 30 years at the SBA and was previously Associate Administrator for Financial Assistance, the senior official in charge of SBA lending, is Chairman and CEO of NSBF. NSBF closed $60 million in loans in 2004, up from $30 million in 2003 and earned $2.6 million in pretax income up from $750,000 of pretax income in its first year of operations in 2003. NSBF has received Preferred Lenders Program (PLP) status, a designation whereby the SBA authorizes the most experienced SBA lenders to place SBA guarantees on loans without seeking SBA review and approval. Being a national lender, PLP status allows Newtek Small Business Finance to serve its clients in an expedited manner since it is not required to present applications to individual SBA offices.

•	Payment processing solutions. Newtek Merchant Solutions and Automated Merchant Services (in Florida) offer credit card, debit card and gift card processing services and check approval services to approximately 8,000 small and medium-sized businesses through its six payment processing companies and a full service processing center in Wisconsin. In addition, Newtek Merchant Solutions provides these services to the customers of credit unions and local and regional banks in Alabama, Washington, D.C., Wisconsin, New York, Louisiana and Colorado that do not offer their own payment processing services.

•	Web Site Hosting Services. In July 2004 we acquired CrystalTech Web Hosting Inc., or CrystalTech, for approximately $9,613,000 (including $250,000 in our stock). The cash proceeds used to purchase CrystalTech were obtained from the underwritten public offering of 6,450,000 shares in July 2004. CrystalTech provides both shared and dedicated hosting offerings to individuals and entities that desire to have a presence on the Internet. CrystalTech was servicing over 34,000 customers at December 31, 2004 and is the 4th largest web hosting company exclusively utilizing Windows® based technology.

•	Small Business Insurance. The Newtek Insurance Agency was created during 2004 through the acquisition of an insurance agency spin-off from a major international insurance company. Owned by one of our capcos, the agency is licensed in 49 states and offers commercial and personal lines of insurance. Commercial product lines include but are not limited to property, casualty, workmen’s compensation, business owners protection, E&O, D&O, and health insurance. The personal product lines include life, auto, homeowners and disability, which are offered through our proprietary web-based platform. In addition, our propriety operating and processing system “Financial Keyosk,” currently provides insurance products and back office support for 11 community banks and credit unions. The Newtek Insurance Agency serves approximately 3,500 policyholders.

•	In addition, we are continuing to build two other businesses:

•	small business financial and management reporting and planning systems conducted by Newtek Financial Information Services, and

•	small business tax services provided by Newtek Tax Services, LLC.

Business Strategy

Key elements of our strategy to grow our business are:

•	Continue to focus our business model to serve the small and medium-sized business market. Over the last four years, we have refined our business model to focus primarily on developing and marketing products and services aimed at small and medium-sized businesses similar to those which we initially funded through our participation in capco programs. As our service offerings grow and diversifies, we continue to reduce our dependence on the capco programs for investment funding and revenue.

•	Further develop national recognition of the “Newtek” brand through marketing alliances. We have formed key marketing alliances with national business organizations such as Merrill Lynch and Cendant Corporation, business and trade organizations such as the Credit Union National Association and the Community Bankers of Wisconsin, and affinity organizations such as Revelation Corporation of America, Navy Federal Credit Union, the U. S. Women’s Chamber of Commerce and the semi-public Veterans’ Corporation of America. These strategic partners, through their customers, members and participants, generate small business lending and payment processing business for us and build awareness of our brand name.

•	Cross-sell additional products and services to small- and medium-sized businesses. Our web-based, proprietary “Referral System” is a custom designed customer relations management tool which allows us to utilize our alliance partners’ client base efficiently and cost effectively and assures our alliance partners full transaction transparency with the highest level of customer service.

•	Continue to develop our state-of-the-art technology to process business applications and financial transactions. Our applications processing technology allows us to process new business utilizing a web-based system and a centralized processing point. Our trained representatives use these web-based applications as a tool to acquire and process data, eliminating the need for face to face contact and the requirement that a customer complete multiple paper forms. This approach is customer friendly, allows us to process applications very efficiently and allows us to store client information for further processing and future cross-selling efforts.

•	Opportunistically acquire companies or assets to provide complementary products and services. By strategically acquiring companies or assets in our primary product and service markets, we can expand our customer base and create cross-selling opportunities for our growing suite of complementary goods and services. During 2004, CrystalTech was acquired in this manner.

•	Continue to access the capco market as capco opportunities arise. We believe there is continued opportunity to use the capco programs as a funding source to facilitate the growth of our businesses. During 2004, we raised approximately $29 million in new capco funding.

Financial Highlights

During our year ended December 31, 2004:

•	The operation of the capcos resulted in non-cash revenues related to the capco tax credits of approximately $33.6 million, or 48% of total revenue. During 2003, the operation of the capcos resulted in non-cash revenues related to the capco tax credits of approximately $44.9 million, or 74% of total revenue.

•	Newtek Small Business Finance and Newtek Merchant Solutions generated aggregate revenues of approximately $29.5 million or 42% of total revenue. During 2003, these business lines generated $13.7 million, or 23% of total revenue.

•	During 2004 we completed the acquisitions of CrystalTech for approximately $9.6 million in cash and stock, and of Vistar Financial Services, Inc. for approximately $579,000 in cash through a capco investment. These business lines generated approximately $2.1 million in pre tax income and $506,000 in pre tax losses, respectively, under our ownership for the past six months.

We have experienced significant growth since 2000. The following highlights illustrate our growth in revenues and net income over the four year period.

•	For the year ended December 31, 2000, our total revenue was $8.7 million, compared to total revenues of $70.2 million for the year ended December 31, 2004, an increase of approximately 706%.

•	For the year ended December 31, 2000, we incurred a loss of $3.4 million, compared to net income of $10.6 million for the year ended December 31, 2004.

During 2004, our capcos invested an aggregate of $16.7 million. Since beginning business in 1998, our capcos have invested an aggregate of $91.1 million, against which $5.3 million has been determined to be impaired. During 2004 we made no equity method investments and experienced no losses from previous equity method investments.

Subsequent events:

•	On February 16, 2005, NSBF submitted for SBA approval a $75 million, 3 year revolving loan agreement with a major money-center bank. Upon approval and closing, the proceeds will be used in part to repay in full the balance owed to the Deutsche Bank affiliate.

•	On March 28, 2005, CrystalTech entered into a transaction with Technology Investment Capital Corp. to borrow $8 million to be repaid over 5 years. The entire net proceeds of approximately $7.8 million has been distributed to Newtek as a special dividend. We have not guaranteed this CrystalTech obligation which can be pre-paid by CrystalTech without penalty at any time after eighteen months.

The following chart describes the role of capcos in our business and the major sources of our revenue and income:

NEWTEK REVENUE GENERATION

(1)	We have invested $4.9 million in seed capital to establish 10 capcos through December 2004.

(2)	Our capcos (in conjunction with our capco insurer) have raised approximately $203.1 million from insurance company investors through December 2004.

(3)	$ 91.1 million invested in businesses through December 31, 2004.

(4)	$70.0 million actually invested in such companies through December 31, 2004. Newtek is precluded under various state statute (including in Louisiana and under certain circumstances Colorado and the most recent program in New York) from taking majority and controlling interests in investee companies. In these circumstances, our capcos make non-controlling minority investments in portfolio companies. Newtek often makes available to these portfolio companies technology, services and products to sell provided by other companies in the Newtek structure.

(5)	A smaller portion of investments are venture capital-type or passive investments, both debt and equity.

(6)	Our non-capco revenue increased over 100% from 2003 to 2004 and increased from 26% to 52% of total revenue.

Certified Capital Companies

Overview. A capco is either a corporation or a limited liability company established in and chartered by one of the nine jurisdictions currently with authorizing legislation: Alabama, District of Columbia, Florida, Louisiana, Colorado, New York, Texas and Wisconsin. (Missouri has an older program which pre-dates the start of our business and in which we do not participate.) Aside from seed capital provided by an organizer such as Newtek, a capco will issue debt and equity instruments exclusively to insurance companies, and the capcos then are authorized under the respective state statutes to make targeted equity or debt investments in companies. In some states, the law permits capco investments in majority-owned or primarily controlled companies. In others, such as Louisiana, Colorado and the most recent program in New York, there are some limitations on the percentage of ownership a capco may acquire. In conjunction with the capcos’ investment in these companies, the capcos may also provide loans to the companies. In most cases, the tax credits provided by the states are equal to the amount of investment by the insurance companies in the securities of the capcos, which can be utilized by them over no less than ten years, These credits are unaffected by the returns or lack of returns on investments made by the capcos.

The Role of Capcos in Our Business Strategy. We have determined, that generally, the features of the capco programs facilitate our use of the capco funds in the support of our development as a holding company for a network of small business service providers. While observing all requirements of the capco programs and, in particular, financing qualified businesses meeting applicable state requirements as to limitations on the proportion of ownership of qualified businesses, we have been able to use this funding source as a means to facilitate the growth of our businesses, which are strategically focused on providing goods and services to small businesses such as those in which our capcos invest.

For example, the capco program in Louisiana precludes capcos from making controlling or majority- owned investments. Accordingly, investments made by the Louisiana capcos are considered portfolio companies and are majority-owned, operated and controlled by their boards of directors and management. These portfolio companies operate independently of Newtek although Newtek participates on the board of directors of these companies (but in all cases we do not control a majority of the board unless there is a default under the terms of the investment) and makes available to them technology, services and products to sell.

During 2003, we raised approximately $6.9 million through the issuance of capco notes and our common stock, and during 2004 we established three new capcos which raised approximately $29 million through the issuance of capco notes and our common stock.

The authorizing statutes in all of the states in which our capcos operate explicitly allow and encourage the capcos to take minority equity interests, and in some cases majority or controlling interests, in companies. Consequently in all of the states we operate capcos, we may, consistent with our business objectives, acquire equity interests in companies through the use of the funds in the capcos and provide management and other services to these companies. The investments by the capcos create jobs and foster economic development consistent with the objectives of the programs as stated in most capco statutes. Furthermore, because our capcos have arranged for the repayment of a portion of the capco notes by The National Union Fire Insurance Company of Pittsburgh or The American International Specialty Lines Insurance Company, both affiliates of The American International Group, Inc., and a portion of the capco notes is “paid” through the delivery of tax credits, our capcos are under no pressure to generate short-term profits and may invest for long-term profitability. Due to the nature of the capco programs, we are able to accept the higher level of losses common to start up companies because we have the ability to devote the time, attention and resources to these companies which they require to become successful.

Because we use insurance to protect the principal of funds loaned to our capcos by insurance companies as well as the tax credits which they receive from us, and in light of the cost of such insurance, in all of the capcos we have organized, after payment of the organizational costs and the capco insurance premium, the remaining cash is equal to approximately 50% of the amount initially raised. An important feature of all capco programs is that a minimum of 50% of the initial investment in the capcos must be placed in qualified business investments within a specified time, usually four or five years. As each capco receives repayment of debt plus interest, as well as receives return of and on equity investments, it is able to reinvest the funds in other qualified businesses, which in some states may be its affiliated companies or others. It is through this “investment-return-and-reinvestment” process that our capcos are able to meet the minimum investment requirements of the capco programs. In 2002 our capcos received total repayments or returns of approximately $14.0 million, in 2003 they received approximately $6.3 million and in 2004 they received approximately $12.6 million. These funds supplemented the funds available for meeting minimum investment requirements. At December 31, 2004, 11 of our 14 operating or managed capcos had met their respective minimum 50% investment requirements. On a cumulative basis through December 2004, our capcos have received insurance company funds of $203.1 million. As of December 31, 2004, we were in full compliance with all of our capco funding requirements but have yet to invest approximately $10.5 million in order to satisfy all minimum investment requirements, including those for the 3 new capcos organized during 2004.

The recognition of revenue by our capcos represents our largest single source of revenue, equal to approximately 48% of our gross revenue in 2004, 74% in 2003 and 88% in 2002. This revenue was the principal source of our net income in 2003 and 2002.

We and our capcos do not generate any revenue for goods or services sold to the companies in which we invest. The companies in which the capcos invest do provide services, and to a much lesser degree goods, to each other. However, the effect of such inter-company revenues and expenses are eliminated in the consolidated financial statements. We rely on the annual management fees of 2.5% of certified (initial) capital, as fixed by the capco statutes, and profits from non capco operations as our principal source of cash to cover our operating expenses. This covers all supportive services generally provided by us, however, the management fee is paid out of capco cash on hand and is not set aside or reserved for payment out of the funds received by the capcos.

In order to make the capco investments successful, and thus to fulfill the public policy objectives of the capco programs, we have enhanced the capco funding mechanism by offering management resources, technical, operational and professional expertise and non-capco funds to the investee companies. Depending on the state capco program and to the extent permitted by state law and regulation, the services can range from advice and assistance with strategic relationships to direct and daily involvement in policy making and management. For example, in the state of Louisiana the capco is precluded from controlling the policy making, management and operations of the investee company and accordingly the capcos only participate in the policy making of the company by exercising their rights under the terms of the investment.

This has included, for example, the development of the zero-cost “NEWTEK” branding for each of the operating companies, as well as the significant assistance that we provided to, for example, Newtek Small Business Finance in the negotiation of an extension of a $75 million credit line, which included a $3 million debt forgiveness and conversion of $1.5 million into preferred stock of the company. This was followed by the subsequent sale in January 2003 of $2 million in preferred stock to a unit of Credit Suisse First Boston Corporation in conjunction with a referral agreement for lending business.

Tax Credits. In return for the capcos making investments in the targeted companies, the states provide tax credits, generally equal to funds invested in the capco by the insurance companies, that are available for use by insurance companies that provide the funds to the capcos. In order to maintain its status as a capco and to avoid recapture or forfeiture of the tax credits, each capco must meet a number of specific investment requirements, including a minimum investment schedule. The final loss of capco status (i.e., decertification as a capco) could result in loss or possible recapture of the tax credit. To protect against such losses, our capcos have agreed with their funding insurance companies to provide, in the event of decertification, payments by the capco or, as described below, by the capco insurer to the insurance companies in the nature of compensatory payments to replace the lost tax credits.

Investment Requirements. Each of the state capco programs has a requirement that a capco, in order to maintain its certified status, they must meet certain investment requirements, both qualitative and quantitative.

Quantitative Requirements: These include minimum investment amounts and time periods for investment of “certified capital” (the amount of the original funding of the capco by the insurance companies). For example in the state of New York, a capco must invest at least 25% of its certified capital by 24 months from the initial investment date, 40% by 36 months and 50% by 48 months. The minimum investment requirements and time periods, along with the related tax credit recapture requirements are set out in detail below. See: “Management’s Discussion and Analysis - Income from Tax Credits and Note 1 to the Consolidated Financial Statements - Revenue Recognition.” The minimum requirements are calculated on a cumulative basis and allow the capcos to receive a return of an investment and re-invest the funds for full additional credit towards the minimum requirements.

Qualitative Requirements: These include limitations on the initial size of the recipients of the capco funds, including the number of their employees, the location within the respective state of the recipients and the recipients’ commitment to remain therein for a specified period of time, the types of business conducted by the recipients, and the terms of the investments in the recipients. Most significant for our business is the fact that most of the capco programs generally do not pose any obstacle to investments in qualified businesses which result in significant, majority or, in some cases, controlling ownership positions (the state of Louisiana precludes the capco from taking controlling or majority ownership positions in investee companies). This enables us to achieve both public policy objectives of the capco programs, of increasing the number of small businesses and job opportunities in the state, as well as our own objectives of developing a number of small business service companies which may become profitable and return a meaningful return both to our shareholders and to the local participants in the businesses. In addition, because the businesses that we invest in provide needed, and in management’s judgment, cost effective goods and services to other small businesses, the growth of this important segment of a state’s economy may be accelerated.

Investment Limitations: The states of Louisiana, Colorado and in the most recent program in New York have had or recently added to their capco programs limitations on the equity investment capcos can make in qualified businesses. These programs or program changes seek to preclude a capco from owning all or a majority of the voting equity of the invested business. While Newtek has in the past made use of the ability to make profitable majority-owned investments, we have also made minority or more passive investments in qualified businesses. Newtek’s capcos are in full compliance with these types of investment limitations and management foresees no significant difficulty in continuing to do so.

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

Compliance: As of the end of 2004, all of our capcos were in compliance with all applicable requirements and 11 of the 14 operational/managed capcos had met their final, minimum 50% investment thresholds. This eliminates any material risk of decertification and tax credit recapture or loss for its insurance company investors in these capcos. This represents approximately $148 million of tax credits, or about 80% of the tax credits associated with all of our capcos. See: “Investment Requirements and Capco Cash.”

Insurance. The capco notes require, as a condition precedent to the funding of the notes, that insurance be purchased to cover the risks associated with the operation of its capcos. This insurance is purchased from American International Specialty Lines Insurance Company and National Union Fire Insurance Company of Pittsburgh, both subsidiaries of American International Group, Inc., (“AIG”) an international insurer. In order to comply with this condition to the funding, the closing on the capco notes are structured as follows: (1) the investors wire the cash proceeds from the notes issuance directly into an escrow account (2) the escrow agent, pursuant to the requirements under the notes and escrow agreement, automatically and simultaneously funds the purchase of the capco insurance from the proceeds received. We are not entitled to the use and benefit of the net proceeds received until the escrow agent has completed the purchase of the insurance. AIG and its subsidiaries noted above are AA+ rated. Under the terms of this insurance, which is for the benefit of the investors, the capco insurer incurs the primary obligation to repay the investors a substantial portion of the debt as well as to make compensatory payments in the event of a loss of the availability of the related tax credits. In the event of either a threat of or a final decertification by a state, the capco insurer would be authorized to assume partial or complete control of the business of the particular capco so as to ensure compliance with investment or other requirements. This would likely avoid final decertification and the necessity of insurance or cash payments in lieu of forfeited or recaptured tax credits. However, control by the capco insurer would also result in significant disruption of the particular capco’s business and likely result in significant financial loss to that capco. Decertification would also likely impair our ability to obtain certification for capcos in additional states as new legislation makes other opportunities available. The capcos are individually insured, and the assets of one are not at risk for the obligations of the others. AIG itself has not agreed to guarantee the obligations of its subsidiary insurers but has agreed to transfer the obligations to another of its subsidiaries if the insurers are down-rated.

Investment Requirements and Capco Cash. In order to address the risk of decertification, which may generally be eliminated by meeting a 50% of capital investment threshold, we have structured our capco investment program, consistent with safe and sound operations, so as to meet the investment benchmarks as early as possible. The table below presents the net cash positions of each of our capcos at organization, consisting of:

•	initial cash receipts from insurance companies (certified capital),

•	plus other cash proceeds, consisting of:

•	initial seed money provided by us: $4.9 million (through December 2004); and

•	premiums paid by investing insurance companies in excess of the face amount of the capco notes to adjust the instruments to the then current market values: $17.0 million;

•	plus amounts financed for the payment of insurance premiums; and

•	less payments for capco insurance policies.

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

The result as shown on the following chart, in the column “Net Cash Available to Invest,” demonstrates, that in all cases except four, the amount of cash available for investment by the capcos exceeded by minimal amounts the minimum 50% investment benchmarks. The final column demonstrates the aggregate of investments by each of the capcos and indicates the amount of minimum investment remaining to be made as of December 31, 2004. At that date 10 of the 13 operational capcos had exceeded the 50% minimum investment requirement. The other capcos had a total of approximately $10.5 million of remaining minimum investment yet to be satisfied in order to eliminate decertification and tax credit loss risk.

CASH AVAILABLE TO EACH CAPCO AT ORGANIZATION AND

REMAINING MINIMUM REQUIRED INVESTMENT

Capco Name & Year of Organization	Certified Capital	Other Cash Proceeds (1)	Other Capco Debt	Premium Coverage A	Premium Coverage B	Net Cash Available to Invest	50% Minimum Investment	Minimum Remaining at 12/31/04
1998
WA (2)	$2,673,797	$500,000	—	$1,647,905	$157,694	$1,368,198	$1,336,899	None

1999
WP (2)	37,384,028	2,446,773	—	23,127,927	3,998,948	12,703,926	18,692,011	None
WLA (2)(3)	16,400,000	2,051,020	2,000,000	9,175,844	2,193,741	9,081,435	8,200,000	None
WI (2)	16,666,667	1,479,236	2,000,000	9,086,227	2,352,786	8,706,890	8,333,334	None

2000
WNYII (2)	6,807,866	1,380,000	1,500,000	5,019,803	504,745	4,163,318	3,403,933	None
WA (2)	1,136,364	115,266	—	661,432	160,068	430,130	568,182	(4)
WLPII (2)(3)	3,050,000	1,248,274	300,000	2,456,565	319,958	1,821,751	1,525,000	None
WNYIII (2)	35,160,202	9,893,394	5,200,000	29,052,790	4,137,438	17,063,368	17,580,101	None

2002
WCOL (2)	22,057,767	1,236,733	2,000,000	11654,021	3,604,978	10,035,501	11,028,884	None
WLPIII (2)	8,000,000	—	1,000,000	2,859,644	1,089,134	5,051,222	4,000,000	None

2003
WLP IV	6,800,000	95,200	1,000,000	2,533,722	1,093,216	4,268,262	3,400,000	1,360,000

2004
WALA (2)	11,111,111	877,778	3,000,000	5,149,684	1,831,326	8,007,879	5,555,556	None
WDC	13,106,416	565,532	2,500,000	6,416,950	1,757,488	7,995,510	6,553,208	6,553,208
WNYIV	5,218,377	593,931	750,000	2,318,466	773,488	3,470,354	2,609,189	2,609,189

(1)	We have invested a minimum of $500,000 in cash in ten of thirteen operational capcos; in the four capco and capco funds in Louisiana we invested $260,000 because the second, third and fourth capcos (investment pools) have been structured as permitted by the unique provisions of that state’s statute be able to utilize the capital of the first Louisiana capco to meet the initial capital requirements. “Other Cash Proceeds” consist of this initial funding by us of $4,900,000, out of cash on hand, plus in some cases a market rate adjustment paid in cash by the certified investors to conform the imputed return on the capco notes to then current market rates.

(2)	At December 31, 2004 these ten capcos have met their minimum investment benchmark of 50% of Certified Capital and, therefore, all related tax credits are beyond recapture or forfeiture. In all cases, the minimum investment benchmarks were met 12 months or more in advance of the statutory minimum investment benchmark dates.

(3)	Tax credits allocated in these three Louisiana programs were calculated at 110% of certified capital. The numbers presented, however, are the amounts of the capital (cash) actually received by the capco at funding.

(4)	Same capco as listed for 1998.

Exponential of New York, LLC, or Exponential, LLC, is structured differently than our other capcos and is not covered by capco insurance as are our other capcos. We do not own this capco. We acquired 100% of an entity that has a less than 20% ownership in Exponential, LLC and, as such, we use the cost method of accounting for this investment; the balance of the equity of this capco is owned by an insurance company investor.

Exponential, LLC did not purchase any insurance with respect to its obligations. Instead, it purchased and pledged discounted United States Treasury obligations that will increase in value over ten years to equal the amount of principal owed to the insurance company investor in repayment of Exponential, LLC’s initial funding. At December 31, 2004, 2003 and 2002, respectively, Exponential had total assets of $10,615,409, $9,563,630 and $9,700,361, and at the same dates it held $ 3,284,491, $3,083,176 and $2,897,394 in Treasury obligations.

Principal Operating Businesses

The structures through which we own and manage our operating, or non-capco, lines of business can be divided broadly into three categories: (1) those which are majority-owned and controlled, (2) those which we either primarily control through lesser equity positions or contractual rights and (3) those in which we have a passive or venture-type investments. At December 31, 2004, we had 27 majority-owned companies which were as a result of investments through the capco programs. All of these businesses which were initially financed primarily by capco funding are located and operated by business professionals located in the respective states.

Primary Business Segments and Investments

Small Business Lending

We acquired Newtek Small Business Finance, Inc., or NSBF, on December 31, 2002 through a combination of capco funding and cash and non-cash resources that we provided. NSBF specializes in making small business loans guaranteed by the SBA for the purpose of acquiring commercial real estate, machinery, equipment and inventory and to refinance debt, fund franchises, working capital and business acquisitions. This lending is both direct and through various financing partners. NSBF holds one of 14 non banking companies SBA licensed to provide loans nationwide under the federal section 7(a) loan program for small businesses and the related section 504 business real estate loan program. Historically, these two federal programs account for approximately $10 billion and $3 billion of loans nationally each year. NSBF has received Preferred Lenders Program (PLP) status, a designation whereby the SBA authorizes the most experienced SBA lenders to place SBA guarantees on loans without seeking SBA review and approval. Being a national lender, PLP status allows Newtek Small Business Finance to serve its clients in an expedited manner since it is not required to present applications to individual SBA offices.

Prior to our acquisition and recapitalization of NSBF, this small business lender had been poorly managed and plagued by bad loans. When we purchased NSBF it had a negative stockholders equity. Over the course of the previous year, we and the new NSBF management team had carefully reviewed the problems and prepared a detailed plan for the operations of the company post-closing. In addition to new management and the capital infused by the capco investment, we were able to negotiate a renewal and extension of a critical $75 million warehouse lending line of credit from Deutsche Bank in conjunction with a conversion of a portion of the outstanding debt for equity. Immediately following the purchase, we arranged for an additional $2 million investment in NSBF by an affiliate of Credit Suisse First Boston. During 2004 NSBF signed a letter of intent to refinance out the Deutsche Bank line with a major money center bank. This new 3 year facility is expected to replace the existing warehouse line and provide longer term funding for the company’s lending. This transaction is anticipated to close in the second quarter of 2005.

During 2003, NSBF focused on its integration into Newtek and developing a technologically advanced loan application and processing program along with Harvest Strategies, LLC (d/b/a Newtek Strategies), another of our affiliated companies. These program tools guide business owners step-by-step through the loan application process and enable them to be pre-qualified for a small business loan by completing an on-line application and are distinguishable from competitive products due to their ability to be private-labeled and utilized on the websites of third parties. NSBF’s private label online application system is a strong marketing tool, providing advantages in executing the strategy of penetrating the customer bases of our marketing alliance partners. These marketing alliances with strategic partners are an essential part of our business strategy to open up broad groups of small- and medium-sized businesses to our principal operating businesses. We have these arrangements with national business organizations such as Merrill Lynch and Cendant Corporation, US Women’s Chamber of Commerce, business and trade organizations such as the Credit Union National Association and the Community Bankers of Wisconsin, and affinity organizations such as Revelation Corporation of America, Navy Federal Credit Union and the semi-public Veterans’ Corporation of America.

Also during 2003 and into 2004, NSBF continued to develop its expanded management team with significant experience in the small business lending market. John Cox, NSBF’s Chairman and CEO, was previously Associate Administrator for Financial Assistance at the SBA. In this capacity, Mr. Cox was the senior management official in charge of all SBA business lending. Mr. Cox had a 30-year career with the SBA. During 2003, NSBF hired Peter Downs as NSBF’s President. Mr. Downs spent 16 years in various small business lending roles within the banking industry, most recently as National Director of SBA lending for Citibank, coordinating SBA underwriting and sales for Citibank nationwide. NSBF’s former Chief Operating Officer, Michael Dowd, worked for the SBA for 25 years and was National Director for Loan Programs where he was responsible for formulation of all policies and procedures governing the implementation of the 7(a) and 504 loan programs, including all loan making, loan servicing, loan monitoring and review functions. Mr. Dowd continues to provide consulting services to NSBF.

During 2004, NSBF funded 161 loans for a total of $52.2 million, and was servicing a portfolio of loans for others at December 31, 2004 totaling $157.4 million. NSBF reported pre-tax income for 2004 of approximately $2.6 million.

Electronic Payment Processing

We conduct our electronic payment processing business nationwide through six companies which offer credit card, debit card and gift card processing services and check approval services to approximately 8,000 small businesses. These are described below.

Universal Processing Services - Wisconsin, LLC, d/b/a Newtek Merchant Solutions of Wisconsin, or UPS-WI, provides credit card, debit card, gift card processing and check approval services directly to merchants. UPS-WI obtains the majority of its merchant customers through agreements with independent sales organizations, including our affiliates below, and other associations throughout the country which then contract with UPS-WI to provide processing services. UPS-WI pays these organizations and associations a percentage of the processing revenue derived from their respective merchants. UPS-WI assists merchants with their initial installation of equipment and initial and on-going service and any other special processing needs that they may have. On a wholesale basis, UPS-WI acts as a processor for merchants that are brought to it through our affiliated companies and other third-party marketing organizations. UPS-WI had contracts with 120 independent sales consultants as of December 31, 2004, and has grown its customer base significantly during 2002, 2003 and 2004.

UPS-WI is currently adding approximately 300 electronic payment processing customers per month and has reached a customer base of approximately 4,100 as of December 31, 2004. Because of the growth experienced in 2004, UPS-WI had positive cash flow and earnings for the year. During 2004, UPS-WI processed total transactions of approximately $1.0 billion.

The following three subsidiaries operate under the name “Newtek Merchant Solutions”:

•	Universal Processing Services, LLC, d/b/a Newtek Merchant Solutions of New York was organized in March 2001 and is based in New York City.

•	Universal Processing Services - Colorado, LLC, d/b/a Newtek Merchant Solutions of Colorado, was organized in December 2002 and is based in Evergreen, Colorado.

•	First BankCard Alliance – Alabama, LLC, d/b/a Newtek Merchant Solutions of Alabama, was organized in 2004 and is based in Montgomery, Alabama.

Each of these affiliates markets credit and debit card processing services, check approval services and ancillary processing equipment and software to merchants who accept credit cards, debit cards, checks and other non-cash forms of payment. Each also contracts with local independent representatives to sell and service payment processing services. In addition to marketing these services to local markets, each company is currently establishing relationships with local and regional banks that do not offer their own merchant processing in order to enable them to offer these services to their clients through Newtek Merchant Solutions. Each contracts for the actual processing services provided to its merchants and customers through an agreement with UPS-WI. Each of these Newtek Merchant Solutions companies has steadily increased the number of customers and has experienced a continued increase in its receipt of monthly residual payments.

Since inception, UPS-NY, UPS-CO and UPS-ALA have all experienced operating losses in each year of operations. These losses have been primarily attributable to general corporate overhead and compensation and commissions paid, which together have been greater than the revenues generated on an annual basis. Based upon the continued growth of the respective customer base, we expect all will turn profitable on a stand alone basis due to increases in monthly residual payments in the near future.

Automated Merchant Services, Inc., or AMS, was acquired by our Florida capco and us in August 2003 for a combination of cash and stock. As do our other four electronic payment processing affiliates, AMS also provides electronic payment services, hardware and software to approximately 3,900 businesses and government agencies through ten sales representatives covering the Florida marketplace. During 2004, AMS added 80-90 new clients every month. We plan on assisting AMS to grow beyond the Florida market and to expand its product base to include all of the products and services that our existing processor, UPS-WI, offers. AMS is in the process of being re-branded as a part of “Newtek Merchant Solutions” and marketed in conjunction with our other business services and financial products. During 2004, AMS has also entered into an exclusive agreement with Citibank to provide an outsourced merchant processing service to referrals from the 116 Citibank branches in Illinois, Florida and the District of Columbia.

Our Louisiana capco also owns a minority interest in a merchant processing company, Universal Processing Services – Louisiana, LLC. Universal Processing Services – Louisiana, LLC markets credit and debit card processing services, check approval services and ancillary processing equipment and software to merchants who accept credit cards, debit cards, checks and other non-cash forms of payment. In addition to marketing these services to local markets, it is currently establishing relationships with local and regional banks that do not offer their own merchant processing in order to enable them to offer these services to their clients. Universal Processing Services – Louisiana, LLC has contracted for the actual processing services provided to its merchants and customers through an agreement with UPS-WI.

Website Hosting Services

In July 2004, we completed the acquisition of CrystalTech and are now engaged in the business of providing website hosting services to more than 34,000 current customers of CrystalTech. Founded in 1997, CrystalTech provides simple shared hosting plans and more complex dedicated hosting plans.

CrystalTech’s dedication to superior customer service is reflected in the growth of its customer base, from approximately 3,900 customers in 2001 to approximately 34,000 at the end of 2004. CrystalTech uses only Microsoft Windows® technology. Netcraft, a prominent independent Internet consulting firm, has described CrystalTech as the fourth largest hosting service in the world providing exclusively Microsoft Windows 2003® hosting. Because of the efficiency of CrystalTech’s operations and its firm commitment to customer service, CrystalTech has been able to build a business with significant growth in its customer base and increasing positive cash flow and profitability. During the period July 8, 2004 through December 31, 2004, CrystalTech earned pre-tax income of $2.1 million on revenue of $4.4 million.

Financial Information Systems

We have two companies which are engaged in the design and implementation of financial and management reporting systems and providing outsourced financial management functions:

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

Our Louisiana capco invested in Group Management Technologies – Louisiana, LLC or GMT-LA, in December 2002 and owns a minority, non-controlling interest. We anticipate that in the future GMT-LA will offer financial services to small business clients in Louisiana. Since inception, GMT-LA has experienced losses and in early 2004, the management team resigned. A new management team and equity participants have been agreed to and operations are beginning.

Small Business Tax Services

Newtek Tax, LLC was formed in 2003 to provide tax filing, preparation and advisory services to small and medium sized businesses. Newtek Tax provides comprehensive tax services that are customized to fit the unique needs of each client. With specialists available in many different areas of tax-related expertise, we believe that Newtek Tax offers a significant depth of resources. Newtek Tax has licensed what it believes to be state-of-the-art software to prepare returns. Because Newtek Tax was formed during the latter portion of 2003, it did not provide any material financial results for the year ended December 31, 2004. Newtek Tax intends to market its products to customers of all our affiliated companies utilizing the Newtek Referral System. We continue to work with the management of this company to develop and implement its business model and improve its financial results.

Small Business Insurance Products and Services

National Insurance Solutions, LLC was established in Washington, D.C., in 2003 by us without using capco funds under the name of “Newtek Insurance Agency.” Following our acquisition of Vistar Insurance Services, Inc., it took on its current name. Our plans are for this nationally licensed insurance agency to serve as a retail and wholesale agency specializing in the marketing of surplus lines insurance products to customers of all our affiliated companies. During 2005, we expect to expand the operations of the company, particularly in conjunction with operations of our DC-based capco.

Other Business Lines

Exponential Business Development Company, Inc., or Exponential, was originally organized in the mid-1990s to participate in the New York capco program (as a competitor of Newtek). It had structured Exponential, LLC, differently than us, with ownership being sold to the insurance company investor and a small equity portion retained by Exponential, which acted as the manager. The capco has made 11 small equity investments and 5 additional investments of both debt and equity. Exponential has also organized another investment vehicle Exponential of New York, LP, that has made six equity investments and two others involving debt. Our interest in Exponential was due to the high reputation of the individuals participating in the company and the ability to identify and make investments in the northern and western areas of New York State.

In addition, the Louisiana capco assisted in the formation of and made minority, non-controlling investments in the following two companies during 2003 and one in 2004 (Channel Management Partners):

Louisiana IT Specialists, LLC, d/b/a Newtek IT Services Louisiana, or NITS, provides data mining services and database analysis to small and medium-sized businesses to help them solve business problems and make strategic decisions. NITS utilizes data mining tools to predict future trends and behaviors, allowing clients to make proactive, knowledge-driven decisions. During 2004, NITS formed a fully operational inbound and outbound call center and telemarketing organization.

Louisiana Community Financial Services, LLC, d/b/a Newtek Community Financial Services, or LCFS, was organized in response to the specific needs of small community banks and their small business constituencies within the State of Louisiana. LCFS has developed a suite of essential small business products and services specifically tailored to be marketed and sold as ancillary service offerings alongside traditional community banking services as a part of an “affinity marketing program.” These products and services serve the dual purpose of improving the operations and performance of the small business end-client, as well as providing a method by which small local and community banks can effectively compete with larger national banking franchises, by referring customers to providers of non-core services without having to allocate the resources to provide those services. This strategy allows the local bank to maintain its close relationship with its small business customer without having to add significant infrastructure to enable them to expand their product/service offering.

Channel Management Partners, LLC (“CMP”) provides outsourced sales channel design, development and management services (together referred to as a “channel program” or the act of “channel marketing”) to small and medium-sized service provider companies. Acting as an extension of its client’s business development team, CMP can work on specific project tasks, or alternatively, provide a complete end-to-end offering covering every aspect of an effective channel program, including: channel strategy definition; identification, qualification, and recruitment of partners; negotiation and drafting of contracts and service level agreements; development, implementation, and management of channel sales and marketing plans; ongoing channel relationship management; and existing channel strategy review and diagnostics. CMP leverages its channel expertise to design and develop proprietary partner relationship management software that assists with channel marketing throughout the partner lifecycle.

As of December 31, 2004, we had two primarily controlled companies which are less than majority investments through the capco programs – NicheDirectories, LLC and Starphire Technology, LLC. These entities are accounted for under the equity method. Because of the determination to focus our business on our principal business lines, we are treating these investments as secondary to our principal businesses. While these investments are monitored and some time, attention and resources are provided to the companies as necessary to preserve the investments and meet minimum management commitments, we do not expect any of these investments to result in any meaningful returns to us. These investments are carried on the balance sheet at zero.

We have also made investments, usually smaller or in the form of debt, in a number of other companies. We are generally not actively involved in the management or day-to-day operations of companies in which our equity ownership and voting power is less than 25%. Instead, we offer these businesses advisory services or assistance with particular projects, as well as the collaborative services of our affiliated companies. In pursuing business objectives, we intend to hold a decreasing portion of our total assets in companies in which we have voting power of less than 25 percent.

Competition

Our business now requires that we compete at two basic levels. First, the capcos compete in their offerings with the three or four other capcos sponsored by various national financial organizations, as well as locally sponsored companies. Our management believes it has been successful in raising funds because of:

•	the manner in which we have structured the participation by the insurance companies, including our issuance of shares of our stock as an equity bonus to investors who buy our capco notes;

•	the insurance which we have been able to obtain to cover any loss of the tax credits and the obligation to repay principal, resulting in a credit rating for the instruments of AA+;

•	the previous business experience of our principals;

•	the national marketing of our programs; and

•	the extensive contacts that our management has as a result of previous experience in the financial community.

Second, in addition to competing for capco funds, we and our operating businesses must also compete in a number of markets for the sale of services to other businesses. We have narrowed the focus of principal investments to that of six principal operating lines. Each of these requires our companies to compete not only against other suppliers in their particular state or region of the country but also against suppliers operating on a national and even a multi-national scale. However, none of the markets in which our companies compete are dominated by a small number of companies which could materially affect the nature or terms of the competition. In addition, in many cases, the competitors which our companies face are not as able as our companies to take advantage of changes in business practices due to technological developments and, by their large size, are unable to offer the personalized service that many small business owners and operators seem to want. Through the resources available to us, we are attempting to build our affiliated companies into successful and profitable ventures.

Execution: Regional Business Development Centers

We implement our strategy through decentralized management with an emphasis on Regional Business Development Centers. These offices are staffed by individuals with experience in working with small businesses who are able to identify and evaluate potential investments and particularly the local entrepreneurs that we will work with. They are also able to provide important services for us in our monitoring efforts and assist in the promotion and development of the Newtek brands of small business products and services. In many cases, these individuals have made substantial investments in the equity of the capcos associated with their regional centers and retain responsibility for local coordination of communications and compliance with local capco programs. We maintain offices in Alabama, Colorado, District of Columbia, Florida, Louisiana, New York (2) and Wisconsin.

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

Thomas Harris, Alabama- Mr. Harris has extensive experience making venture capital investments in small businesses. He is a member of the Executive Committee of the Alabama capco as well as of the Board of Directors of Merchant Capital Investments, Inc. (“MCI”), which owns a minority (10 percent), interest in the capco. Since its founding, MCI has invested, primarily on behalf of its shareholders, in many types of companies. MCI, through its affiliated companies, partnerships and investments in 2003 will employ over 700 people and has ownership, wholly or as a major partner, in existing and/or proposed projects representing a total investment exceeding $60 million.

Matthew Ash, District of Columbia – Mr. Ash is of counsel with the law firm of Cozen O’Connor and has over thirty years of experience both as counsel to and investor and principal in numerous small and medium-sized businesses. Mr. Ash has provided legal services to us and all of our capcos since 1998. Mr. Ash is a manager of our DC capco and provides direct assistance to our investment and business development efforts in the District.

The individuals managing the Regional Business Development Centers (the “regional managers”) have all participated in the capitalization and organization of the capco located in their geographic area. They serve a number of functions within our business model. The regional management are the local principals that satisfy any applicable capco requirements for the participation of local parties with investment experience. In addition, each individual, excluding Messrs. Schottenstein and Ash, has consulting agreements with one of our non-capco subsidiaries whereby they provide time and resources (office space, telephones, supplies, clerical assistance) to the management of their respective capco. Two of these individuals devote a much greater proportion of their time to the affairs of the respective capco and are employed by our subsidiary at salaries of approximately $120,000 per year. These costs are not paid or reimbursed by the capcos or the affiliated companies.

These consulting agreements require that the regional managers provide a meaningful amount of their time, but none are on a full time basis and all conduct other activities, and other investments, as well. Included within these services are the services provided by us to the investee companies which receive funds from a capco. As the regional managers have been chosen because they have many years of relevant experience, the investee and affiliated companies are able to benefit from the availability of their experiences, knowledge, contacts, resources and skills. Affiliated companies and other investees who receive these services do not generally pay anything for them as they are provided by us to ensure the success of its acquisitions and investments. However, when a company within our network purchases services from another affiliated company, it pays the fair value for those services but because of inter-company elimination, there is no impact on our consolidated financial position or results of operations.

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

Government Regulation; Investment Company Act of 1940

Overview. Because of the nature of our business, our management has addressed the question of the application of the Investment Company Act of 1940, as amended (the “Investment Company Act”), to the business of Newtek. As discussed below, the application of the Investment Company Act to us would impose requirements and limitations that are materially inconsistent with our current and intended business strategy. However, with our increased investment focus on operating companies, management believes that concern for unintended holding company status has been decreased materially.

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

Our business strategy and business activities focus upon taking majority-ownership and primary controlling interests in affiliated companies with a view to participating actively in their management and development. We believe that this strategy and the scope of our business activities would not cause us to fall within the definition of investment company or, if so, provide us with a basis for an exclusion from the definition of investment company under the Investment Company Act.

Consequences of Investment Company Regulation. Investment Company Act regulations are inconsistent with our strategy of actively managing, operating and promoting collaboration among our network of affiliated companies, and it is not feasible for us to operate our business as a registered investment company. We believe that because of the planned structure of our interests in its affiliated companies and our business strategy, we will not be regulated under the Investment Company Act. However, we cannot be sure that the structure of our interests and other investments and our business strategy will preclude regulation under the Investment Company Act, and we may need to take specific actions that would not otherwise be in our best interests to avoid such regulation.

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

Government Regulation: Sarbanes-Oxley Act of 2002

On July 30, 2002, the President of the United States signed the Sarbanes-Oxley Act of 2002 into law. The Sarbanes-Oxley Act provides for sweeping changes with respect to corporate governance, accounting policies and disclosure requirements for public companies, and also for their directors and officers. Section 302 of the Sarbanes-Oxley Act (“Corporate Responsibility for Financial Reports”) required the SEC to adopt new rules to implement the requirements of the Sarbanes-Oxley Act. These requirements include new financial reporting requirements and rules concerning corporate governance. New SEC rules require a reporting company’s chief executive and chief financial officers to certify certain financial and other information included in our quarterly and annual reports. The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about our controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation.

See: “Certifications” for certifications by Newtek’s Chief Executive Officer and Chief Financial Officer of the financial statements and other information included in this Annual Report on Form 10-K. See: Item 9A (“Controls and Procedures”) below for our evaluation of disclosure controls and procedures. The certifications required by Section 906 of the Sarbanes-Oxley Act also accompany this Form 10-K.

Employees

As of December 31, 2004, we and the companies in which we hold a controlling interest had approximately 200 employees, independent representatives and contract employees. We believe our labor relations are good and none of its employees are covered by a collective bargaining agreement.

Item 2.	PROPERTIES.

We conduct our principal business activities in facilities leased from unrelated parties at market rates. We maintain offices in Garden City, New York and New York, New York. In addition, our capcos maintain offices in each of the states in which they operate; the costs of the capco facilities are covered by the agreements with the regional managers who operate the Regional Business Development Centers.

Item 3.	LEGAL PROCEEDINGS.

We are not involved in any material pending litigation other than one routine lawsuit incidental to seeking repayment of funds loaned and related counterclaims.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the quarter ending December 31, 2004.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

(a)	Market Information: Our common stock is traded on the Nasdaq National Stock Market under the symbol “NKBS.” High and low prices for the common stock over the previous two years is set forth below, based on the highest and lowest trading price during that period.

Period	High	Low
First Quarter: January 1, 2003 Through March 31, 2003	$5.30	$3.80

Second Quarter: April 1, 2003 Through June 30, 2003	$6.29	$3.90

Third Quarter: July 1, 2003 Through September 30, 2003	$5.75	$4.65

Fourth Quarter: October 1, 2003 Through December 31, 2003	$7.00	$4.83

First Quarter: January 1, 2004 Through March 31, 2004	$7.95	$4.34

Second Quarter: April 1, 2004 Through June 30, 2004	$6.15	$3.65

Third Quarter: July 1, 2004 Through September 30, 2004	$4.00	$2.80

Fourth Quarter: October 1, 2004 Through December 31, 2004	$4.50	$3.41

First Quarter: January 1, 2005 Through March 28, 2005	$4.33	$3.68

(b)	Holders: As of December 31, 2004 there were approximately 274 holders of record of the common stock of Newtek.

(c)	Dividends: Newtek has never paid a cash or in-kind dividend and currently has no plan or policy with respect to the payment of dividends.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	1,656,838 shares	$4.30 /share	(1)	2,593,162 shares
Equity compensation plans not approved by security holders	None	None		None

(1)	Excludes 302,835 restricted stock rights which have a zero exercise price.

(e)	Recent sales of unregistered securities

Purchaser	Common Shares	Price and Date
Merchant Capital Investments, Inc.	48,476	$	(a) Oct. 29, 2004
Pacific Life Insurance Company	400		$3.45 Nov. 15, 2004
Executive Risk Indemnity Inc.	500		$3.45 Nov. 15, 2004
Great Northern Insurance Company	750		$3.45 Nov. 15, 2004
Vigilant Insurance Company	750		$3.45 Nov. 15, 2004
Federal Insurance Company	4,000		$3.45 Nov. 15, 2004
The Insurance Company of the State of Pennsylvania	1,900		$3.45 Nov. 15, 2004
American Home Assurance Company	1,200		$3.45 Nov. 15, 2004
National Union Fire Insurance Co. of Pittsburgh, PA	3,900		$3.45 Nov. 15, 2004
American International Specialty Lines Ins. Co.	50,000		$3.69 Nov. 18, 2004
Columbian Mutual Life Insurance Company	1,000		$3.80 Dec. 9, 2004
Federal Insurance Company	8,000		$3.80 Dec. 9, 2004
Massachusetts Mutual Life Insurance Company	4,000		$3.80 Dec. 9, 2004
National Union Fire Insurance Company of Pittsburgh, PA	8,000		$3.80 Dec. 9, 2004
Pacific Life & Annuity Company	700		$3.80 Dec. 9, 2004
Unity Mutual Life Insurance Company	400		$3.80 Dec. 9, 2004
US Specialty Insurance Company	1,000		$3.80 Dec. 9, 2004
American International Specialty Lines Ins. Co.	25,000		$3.72 Dec. 13, 2004

(a)	Common shares issued in non-cash exchange for minority interest in Wilshire Alabama Partners, LLC with contractual restriction on transfer:; valued at approximately $175,000.

All sales were made by the issuer in reliance on Section 4(2) of the Securities Act and were made at a price of 90% of the average of the high and low trading prices of our common stock on the date of the sale.

Item 6.	SELECTED FINANCIAL DATA.

FIVE-YEAR HIGHLIGHTS

The following selected statement of income data for the fiscal years ended December 31, 2004, December 31, 2003 and December 31, 2002 and the selected balance sheet data as of December 31, 2004 and December 31, 2003 are derived from the Company’s Consolidated Financial Statements including the Notes thereto which have been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, appearing elsewhere in this Form 10-K. The selected statement of income data for the fiscal years ended December 31, 2001 and December 31, 2000, and the selected balance sheet data as of December 31, 2002, December 31, 2001 and December 31, 2000, have been derived from our financial statements not included herein, which have been audited by PricewaterhouseCoopers, LLP. The comparability of the information below is affected by the acquisitions of CrystalTech Web Hosting, Inc. (“CrystalTech”) in July 2004, and Vistar Insurance Agency, Inc., (“Vistar” or “Keyosk”) in July 2004 and Automated Merchant Services, Inc. (“Automated Merchant Services” or “AMS”) in August 2003. The selected financial data set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this report.

	FISCAL YEARS ENDED
	Dec. 31 2004	Dec. 31 2003	Dec. 31 2002	Dec. 31 2001	Dec. 31 2000
	(In Thousands Except for Per Share Data)
Revenue:
Income from tax credits	$33,565	$44,934	$30,603	$21,498	$6,533
Electronic payment processing	18,131	6,297	1,585	121	—
Servicing fee and premium income	5,982	2,702	—	—	—
Web hosting	4,428	—	—	—	—
Interest and dividend income	3,834	4,059	900	1,845	2,118
Other income	3,681	2,501	1,581	441	59
Insurance commissions	559	—	—	—	—

Total revenue	70,180	60,493	34,669	23,905	8,710

Expenses:
Interest	14,039	13,879	11,485	11,577	7,280
Payroll and consulting fees	10,843	8,407	4,565	2,665	1,294
Electronic payment processing costs	12,842	4,513	632	42	—
Professional fees	5,183	4,500	3,145	2,061	1,844
Insurance	2,818	2,469	1,951	1,530	1,006
Write-down of asset held for sale to net realizable value	—	—	—	168	—
Other than temporary decline in value of investments	—	1,996	1,602	476	1,232
Provision for loan losses	205	473	—	—	—
Goodwill impairment	—	1,435	—	—	—
Equity in net losses of affiliates	—	—	729	2,280	163
Depreciation and amortization	2,459	504	148	74	6
Other	5,599	4,247	2,895	1,059	766

Total expenses	53,988	42,423	27,152	21,932	13,591

	FISCAL YEARS ENDED
	Dec. 31 2004	Dec. 31 2003	Dec. 31 2002	Dec. 31 2001	Dec. 31 2000
Income (loss) before minority interest, provision for income taxes and extraordinary items	16,192	18,070	7,517	1,973	(4,881)

Minority interest	890	(1,598)	(335)	(509)	2,234

Income before provision of income taxes and extraordinary items	17,082	16,472	7,182	1,464	(2,647)
Provision for income taxes	(6,467)	(7,090)	(2,657)	(534)	(1,140)

Income before extraordinary items	10,615	9,382	4,525	930	(3,787)
Extraordinary gain on acquisition of minority interests	—	—	908	—	—
Extraordinary gain on acquisition of a business	—	187	2,735	—	362

Net income (loss)	$10,615	$9,569	$8,168	$930	$(3,425)

Weighted average common shares outstanding
Basic	30,068	25,777	24,184	21,890	19,310
Diluted	30,379	26,177	24,294	21,910	19,310
Income per share after extraordinary gain
Basic	$.35	$.37	$.34	$.04	$(.18)
Diluted	$.35	$.37	$.34	$.04	$(.18)
Income per share before extraordinary gain
Basic	$.35	$.36	$.19	$.04	$(.20)
Diluted	$.35	$.36	$.19	$.04	$(.20)
Balance Sheet Data (at end of period):
Total assets	228,398	192,184	169,055	83,363	83,539

Accounts payable and accrued expenses	9,726	6,095	4,218	1,541	2,547
Bank notes payable	27,988	51,990	53,824	—	—
Notes payable in credits in lieu of cash	76,259	65,625	65,196	49,641	56,148
Deferred tax liability	16,627	10,816	3,726	1,563	1,028
Other	14,982	9,017	10,146	14,145	10,384

Total liabilities	145,582	143,543	137,110	66,890	70,107

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

We also need to point out that our capcos operate under a different set of rules in each of the 7 jurisdictions and that these place varying requirements on the structure of our investments. In some cases, particularly in Louisiana, we don’t control the equity or management of a qualified business but that cannot always be presented orally or in written presentations.

Results of Operations

Consistent with management’s focus, the revenue and expenses from the consolidated operating entities, specifically the SBA lending, electronic payment processing and web hosting operations continue to increase as a percentage of revenue, with a correlating decrease in revenues from income from tax credits. The following table sets forth certain data from our statements of income, expressed as a percentage of total revenues, for each of the periods presented.

	FISCAL YEARS ENDED
	Dec. 31 2004	Dec. 31 2003	Dec. 31 2002
Revenues:
Income from tax credits	47.9%	74.3%	88.2%
Electronic payment processing	25.8%	10.4%	4.6%
Servicing fee and premium income	8.5%	4.5%	0.0%
Web hosting	6.3%	0.0%	0.0%
Interest and dividend income	5.5%	6.7%	2.6%
Other income	5.2%	4.1%	4.6%
Insurance commissions	0.8%	0.0%	0.0%

Total revenues	100.0%	100.0%	100.0%

Expenses:
Interest	20.0%	22.9%	33.1%
Payroll and consulting fees	15.5%	13.9%	13.2%
Electronic payment processing costs	18.3%	7.5%	1.8%
Professional fees	7.4%	7.4%	9.1%
Insurance	4.0%	4.1%	5.6%
Other than temporary decline in value of investments	0.0%	3.3%	4.6%
Equity in net losses of affiliates	0.0%	0.0%	2.1%
Provision for loan losses	0.3%	0.8%	0.0%
Goodwill impairment	0.0%	2.4%	0.0%
Depreciation and amortization	3.5%	0.8%	0.4%
Other	8.0%	7.0%	8.4%

Total expenses	77.0%	70.1%	78.3%

Income before minority interest, provision for income taxes and extraordinary items	23.0%	29.9%	21.7%

Minority interest	1.3%	(2.6)%	(1.0)%

Income before provision for income taxes, and extraordinary items	24.3%	27.3%	20.7%

Provision for income taxes	(9.2)%	(11.8)%	(7.7)%

Income before extraordinary items	15.1%	15.5%	13.0%

Extraordinary gain on acquisition of minority interest	0.0%	0.0%	2.6%
Extraordinary gain on acquisition of a business	0.0%	0.3%	7.9%

Net income (as a percent of revenue)	15.1%	15.8%	23.5%

Comparison of the years ended December 31, 2004 and December 31, 2003

Revenues increased by approximately $9,687,000 to $70,180,000 for the year ended December 31, 2004, from $60,493,000 for the year ended December 31, 2003. Income from tax credits decreased by approximately $11,368,000, from $44,933,000 for the year ended December 31, 2003, to $33,565,000 for the year ended December 31, 2004, due to Newtek’s capcos achieving various additional investment thresholds mandated by the various state/jurisdiction capco statutes in 2003 versus 2004. Electronic payment processing revenue increased by approximately $11,834,000 to $18,131,000 for the year ended December 31, 2004, from $6,297,000 for the year ended December 31, 2003, due to the Company’s increase in electronic payment processing customers, the additional electronic processing sales entity formed in Alabama during August 2004, the company’s acquisition of Automated Merchant Services on August 7, 2003. At December 31, 2004, we provided our payment services to over 8,000 small merchants across the United States, compared to approximately 5,000 customers at December 31, 2003. Gross total processing volume increased to approximately $1,025,000,000 from all merchant portfolios (of this amount, approximately $406,000,000 of processing volume generated revenues that were recorded net of interchange fees) for the year ended December 31, 2004 from approximately $320,000,000 of gross processing volume (of this amount, approximately $110,000,000 of processing volume generated revenues that were recorded net of interchange fees) for the year ended December 31, 2003. In addition, in June 2004, our electronic payment processing segment sold approximately 600 merchant accounts for net proceeds of approximately $147,000.

Servicing fee and premium income increased by approximately $3,280,000 to $5,982,000 for the year ended December 31, 2004 from approximately $2,702,000 for the year ended December 31, 2003. This increase is attributable to NSBF closing 161 loans for total originations of approximately $52,216,000 during 2004 compared to 39 loans for total originations of approximately $25,101,000 for the year ended December 31, 2003. As a result of these originations, NSBF was able to sell 159 guaranteed loans in the year ended December 31, 2004, aggregating approximately $38,200,000 as compared to selling 37 loans for approximately $15,065,000 for the prior year. The premiums recognized in connection with these sales were approximately $3,302,000 during the year ended December 31, 2004 as compared with approximately $1,284,000 in the prior year. In connection with each guaranteed loan sale, NSBF retains servicing responsibilities and receives servicing fees of a minimum of 1% of the guaranteed portion sold. As a result of the increase in the servicing portfolio, servicing income increased by approximately $275,000 from approximately $1,717,000 in 2004 as compared to approximately $1,442,000 in 2003. Additionally, in 2004, NSBF sold approximately $23,891,000 in unguaranteed loans resulting in additional premium income of $1,212,000. There were no unguaranteed loan sales in 2003.

Web hosting income increased by approximately $4,428,000 to $4,428,000 for the year ended December 31, 2004 from zero for the year ended December 31, 2003 due to the fact that CrystalTech Web Hosting was acquired on July 7, 2004. At December 31, 2004, CrystalTech was providing services to over 34,000 customers.

Insurance commissions increased by approximately $559,000 to $559,000 for the year ended December 31, 2004 from zero for the year ended December 31, 2003 due to the fact that Vistar Insurance Agency was acquired on July 31, 2004.

Interest and dividends are generated from SBA lending activities, excess cash balances that are invested in low risk, highly liquid securities (money market accounts, federal government backed securities mutual funds, etc.), non-cash accretions of structured insurance product and on held to maturity investments. The following table details the changes in these different forms of interest and dividend income:

	2004	2003	Change
SBA lending activities	$3,316,221	$3,542,830	$(226,609)
Non-cash accretions	175,612	175,612	—
Qualified investments	50,900	123,295	(72,395)
Low-risk highly liquid securities	291,461	217,584	73,877

	$3,834,194	$4,059,321	$(225,127)

The decrease in SBA interest income is attributable to the decline in the loans receivable held for investment balance from approximately $52,051,000 in 2003 to approximately $34,186,000 in 2004, primarily due to the sale of a portion of the held for investment portfolio of approximately $23,891,000, offset by an increase in the prime rate in the later half of 2004. The net decrease in interest income was also due to the decline in the outstanding balances of held to maturity investments- qualified investments, offset by an increase in low-risk highly liquid securities which is attributable to an increase in the average outstanding interest bearing cash accounts.

Other income increased by approximately $1,180,000 to $3,681,000 for the year ended December 31, 2004 from $2,501,000 for the year ended December 31, 2003. This increase primarily relates to the $1,000,000 recovery of an investment in Merchant Data Systems recognized in 2004. For the year ended December 31, 2003, there was $350,000 of income from recovery of an investment previously written off.

Changes in interest expense are summarized as follows:

	2004	2003	Change
Capco interest expense	$11,656,201	$11,596,998	$59,203
NSBF (SBA Lender) interest expense	1,704,101	1,915,527	(211,426)
Other interest expense	679,013	366,431	312,582

	$14,039,315	$13,878,956	$160,359

The approximately $59,000 increase in capco interest expense in 2004 was attributable to the new borrowings associated with the three new capcos ($722,000), offset by the fact that certain of the capco’s interest expense has decreased due to reductions in the outstanding borrowing balance due to the payments in credits in lieu of cash made of approximately $663,000. The decrease in SBA lender interest expense was primarily due to the decrease in the average outstanding bank notes payable balance in 2004 compared to 2003 resulting from the sale of approximately $23,891,000 of a portion of the held for investment portfolio. The approximately $312,000 increase in other interest expense was attributable to increase in interest expense for notes payable insurance of approximately $263,000, as well as a full year of interest expense on notes payable from Automated Merchant Services, Inc., acquired in August 2003.

Payroll and consulting fees increased by approximately $2,436,000 to $10,843,000 for the year ended December 31, 2004 from $8,407,000 for the year ended December 31, 2003. The increase was primarily due to the acquisitions of CrystalTech and Vistar in July 2004 (approximately $1,134,000), the increased number of consolidating operating entities in 2004 compared to 2003, as well as a full year of stock compensation expense in 2004 compared to only three months in 2003 (the first stock grant was in October 2003). Electronic payment processing direct costs increased by approximately $8,329,000 to $12,842,000 for the year ended December 31, 2004 from $4,513,000 for the year ended December 31, 2003, due to the significant increase in the number of electronic payment processing customers and the one additional sales entity formed in Alabama during August, 2004, as well as the acquisition of Automated Merchant Services in August 2003.

Professional fees increased by approximately $683,000 to $5,183,000 for the year ended December 31, 2004 from $4,500,000 for the year ended December 31, 2003. This increase is primarily due to the increased number of capco’s and consolidated operating entities in 2004 as compared to 2003. Insurance expense increased by approximately $349,000 to $2,818,000 for the year ended December 31, 2004 from $2,469,000 for the year ended December 31, 2003. This increase is due to the additional insurance relating to the new capcos in 2004 (WAP, WNYIV and WDC), as well as the fact that one capco (Wilshire Louisiana IV) had a full year of insurance expense amortization in 2004 compared to a partial year in 2003 . Provision for loan losses decreased by approximately $268,000 to $205,000 for the year ended December 31, 2004 from $473,000 for the year ended December 31, 2003. This is due to the fact that a portion of the SBA’s loans held for investment portfolio was sold in 2004 resulting in a reversal of an unallocated component of the allowance.

Depreciation and amortization expense increased by approximately $1,955,000 to $2,459,000 for the year ended December 31, 2004 from $504,000 for the year ended December 31, 2003. This is due to the amortization of customer accounts and intangible accounts associated with the acquisitions of CrystalTech and Vistar in July 2004 of approximately $469,000, as well as an increase in amortization (approximately $317,000) of customer merchant accounts relating to Automated Merchant Services, acquired in August 2003. In addition, NSBF’s amortization increased by approximately $725,000 for the year ended December 31, 2004 compared to 2003 due to the amortization of deferred financing costs (approximately $287,000) and an increase in amortization of capitalized servicing assets of approximately $438,000. The remaining increase is due to the increase in the average balance of furniture, fixtures and equipment for the year ended December 31, 2004 compared to December 31, 2003. Other expenses (consisting of office expenses, rent, utilities, travel and entertainment and other) increased by approximately $1,353,000 to $5,599,000 for the year ended December 31, 2004 from $4,246,000 for the year ended December 31, 2003. The increase was due primarily to expenses incurred by the increased number of consolidated operating entities in 2004 compared to 2003. Specifically, the operations of CrystalTech and Vistar (acquired in July 2004) contributed approximately $1,077,000 to the increase in other expenses in 2004 compared to zero in 2003.

In accordance with the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and other Intangible Assets” (“SFAS 142”), Newtek assessed the carrying value of goodwill recorded on the consolidated balance sheet and determined that the fair values of the underlying entities to which goodwill was attributable were less than the carrying values of those entities for the year ended December 31, 2003. As a result, the Company completed the impairment analysis required by SFAS 142 and recorded approximately $1,435,000 of an impairment charge in the accompanying consolidated statement of income for the year ended December 31, 2003. There was no impairment for the year ended December 31, 2004.

Newtek considers several factors in determining whether an impairment exists on its investments, such as the investee’s net book value, cash flow, revenue and net income. Newtek recognizes that in developing new and small businesses, significant impairments in the value of the investments may occur.

Other than temporary decline in value of investments decreased by approximately $1,996,000 to zero for the year ended December 31, 2004 from $1,996,000 for the year ended December 31, 2003, due to the Company’s determination that a greater amount of its investment values were impaired in 2003 versus no impairments in 2004. During the year ended December 31, 2003, Newtek determined that there was approximately $943,000 of an other than temporary decline in the value of its investments for Merchant Data Systems, Inc., (“MDS”), $500,000 for 1-800 Gift Certificate, $271,000 for Direct Creations, LLC, $145,000 for O.S. Johnson, LLC, $112,000 for Gerace Auto Parts, $20,000 for Transworld Business Brokers, LLC and $5,000 for CB Real Net (non-capco investment). These items aggregated approximately $1,996,000 which is shown on the statement of income as other than temporary decline in value of investments.

Net income increased by approximately $1,046,000, to net income of $10,615,000 for the year ended December 31, 2004, compared to net income of $9,569,000 for the year ended December 31, 2003, due to the increases in revenue of approximately $9,687,000 offset by general and administrative expenses of approximately $11,565,000 discussed above, offset by the decrease in the taxes of approximately $623,000, the contribution from minority interest of approximately $2,488,000 and the decrease in extraordinary gains of approximately $187,000.

Comparison of the years ended December 31, 2003 and December 31, 2002

Revenues increased by approximately $25,823,000 to $60,493,000 for the year ended December 31, 2003, from $34,670,000 for the year ended December 31, 2002. Income from tax credits increased by approximately $14,330,000, from $30,603,000 for the year ended December 31, 2003, to $44,933,000 for the year ended December 31, 2002, due to Newtek’s capcos achieving various additional investment thresholds mandated by the various state/jurisdiction capco statutes in 2003 versus 2002. Electronic payment processing revenue increased by approximately $4,713,000 to $6,297,000 for the year ended December 31, 2003, from $1,584,000 for the year ended December 31, 2002, due to the Company’s increase in electronic payment processing customers, as well as the company’s acquisition of Automated Merchant Services on August 7, 2003. At December 31, 2003, we provided our payment services to over 5,000 small merchants across the United States, compared to approximately 900 customers at December 31, 2002.

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

Other income increased by approximately $919,000 to $2,501,000 for the year ended December 31, 2003 from $1,582,000 for the year ended December 31, 2002. Other than electronic payment processing and NSBF as described above, this increase is due to the increased number of consolidating operating entities in 2003 as compared to 2002 coupled with the increase in revenues from existing consolidated operating entities, as they continued to transition from start up operations. For the year ended December 31, 2003, there was $350,000 of income from recovery of an investment previously written off, compared to approximately $29,000 of a recovery of investment previously written off for the year ended December 31, 2002. During 2003, Transworld Business Brokers LLC repurchased their equity interest in the business for $350,000, resulting in the recovery of income in the accompanying consolidated statement of income.

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

Payroll and consulting fees increased by approximately $3,842,000 to $8,407,000 for the year ended December 31, 2003 from $4,565,000 for the year ended December 31, 2002. The increase was primarily due to the acquisition of NSBF on December 31, 2002, which contributed approximately $2,098,000 of payroll and consulting fees. In addition, the increase was also due to approximately $700,000 of compensation to board members and executive management awarded in 2003, as well as the increased number of operating entities consolidated into Newtek in 2003 versus 2002. Electronic payment processing costs increased by approximately $3,881,000 to $4,513,000 for the year ended December 31, 2003 from $632,000 for the year ended December 31, 2002, due to the significant increase in the number of electronic payment processing customers as well as the acquisition of Automated Merchant Services in August 2003.

Professional fees increased by approximately $1,355,000 to $4,500,000 for the year ended December 31, 2003 from $3,145,000 for the year ended December 31, 2002. This increase is primarily due to the increased number of capco’s and consolidated operating entities in 2003 as compared to 2002. Insurance expense increased by approximately $518,000 to $2,469,000 for the year ended December 31, 2003 from $1,951,000 for the year ended December 31, 2002. This increase is due to the additional insurance relating to the new capco in 2003, as well as the fact that two capco’s (Wilshire Colorado and Wilshire Louisiana Partners III) had a full year of expense in 2003 compared to a partial year in 2002 . Provision for loan losses increased by approximately $473,000 to $473,000 for the year ended December 31, 2003 from $0 for the year ended December 31, 2002. This is due to the fact that NSBF was acquired on December 31, 2002.

Depreciation and amortization expense increased by approximately $356,000 to $504,000 for the year ended December 31, 2003 from approximately $148,000 for the year ended December 31, 2002 due to additional purchases of furniture, fixtures and equipment in 2003 compared to 2002. Other expenses increased by approximately $1,352,000 to $4,246,000 for the year ended December 31, 2003 from $2,894,000 for the year ended December 31, 2002. The increase was due primarily to expenses incurred by consolidated operating entities other than electronic payment processing as described above. Specifically, the operations of NSBF contributed approximately $905,000 to the increase in other expenses in 2003 compared to zero in 2002.

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

Liquidity and Capital Resources

Newtek has funded its operations primarily through the issuance of notes to insurance companies through the capco programs. Through December 31, 2004, Newtek has received approximately $203,121,000 in proceeds from the issuance of long-term debt, Capco warrants, and Newtek common stock through the capco programs. In 2004, Newtek raised approximately $20,762,000 (net of related offering costs) in a secondary public offering. Newtek’s principal capital requirements have been to fund the purchase of Coverage A insurance related to the notes issued to the insurance companies (approximately $111,161,000), the acquisition of Coverage B capco insurance policies ($23,975,000), the acquisitions of CrystalTech and Vistar ($9,836,000) and the acquisition of consolidated operating entity’s interests, identifying other capco-qualified investments, and working capital needs resulting from operating and business development activities of its consolidated operating entities.

Net cash used in operating activities for the year ended December 31, 2004 of approximately $4,861,000 resulted primarily from net income of $10,615,000 adjusted for the non-cash interest expense of approximately $11,656,000, proceeds from sale of SBA loans held for sale of approximately $38,200,000, non-cash income tax expense of approximately $6,529,000 and other non cash charges for stock compensation, depreciation and amortization, and provision for loan losses totaling approximately

$4,008,000. It was also affected by approximately $890,000 of minority interest, offset by the approximately $33,565,000 in non-cash income from tax credits, approximately $36,843,000 in SBA loans originated for sale and approximately $884,000 in premium income on loans sold, previously classified as held for investment. In addition, Newtek had a net decrease in components of prepaid insurance, prepaid expenses and other assets, and accounts payable and accruals of approximately $3,451,000.

Net cash used in operating activities for the year ended December 31, 2003 of approximately $12,168,000 resulted primarily from net income of $9,569,000 adjusted for the non-cash interest expense of approximately $11,597,000, proceeds from sale of SBA loans held for sale of approximately $15,065,000, non-cash income tax expense of approximately $7,090,000 and other non cash charges for stock compensation, depreciation and amortization, and provision for loan losses totaling approximately $1,528,000. It was also affected by the approximately $1,646,000 of other than temporary decline in the value of investments (net of recoveries of $350,000), and approximately $1,598,000 of minority interest. This was offset by the approximately $44,933,000 in non-cash income from tax credits, approximately $18,685,000 in SBA loans originated for sale and $187,000 in extraordinary gains. In addition, Newtek had a net increase in components of prepaid insurance, prepaid expenses and other assets, and accounts payable and accruals of approximately $2,285,000.

Net cash provided by investing activities for the year ended December 31, 2004 of approximately $5,125,000 resulted primarily from returns of investments of approximately $5,179,000, offset by approximately $6,668,000 in additional qualified investments made in the period, $9,836,000 of cash paid for the acquisitions of CrystalTech and Vistar Insurance Agency, including acquisition costs, $1,593,000 for the purchase of property and equipment, and approximately $14,547,000 in SBA loan originations. Newtek also received approximately $8,505,000 in principal repayments of its SBA loans receivable, and $24,111,000 in proceeds from sale of SBA loans held for investment.

Net cash provided by investing activities for the year ended December 31, 2003 of approximately $2,894,000 resulted primarily from returns of investments of approximately $1,570,000, offset by approximately $1,200,000 in additional qualified investments made in the period, $1,708,000 of cash paid for the acquisition of AMS including acquisition costs, $324,000 for the purchase of property and equipment, and approximately $6,000,000 in SBA loan originations for investment. Newtek also received approximately $9,324,000 in principal repayments of its SBA loans receivable, and $350,000 of recovery of previously written off investments.

Net cash provided by financing activities for the year ended December 31, 2004 was approximately $17,214,000, primarily attributable to proceeds from the secondary public offering, private placement of common stock, and exercise of stock options totaling approximately $22,840,000, and proceeds from the issuance of long term debt of approximately $29,480,000. This was offset by approximately $8,248,000 in payments for Coverage A insurance, $2,302,000 in payments on notes payable-insurance, $480,000 in payments of notes payable-other, $24,002,000 in repayments on bank notes payable, and a change in restricted cash of approximately $74,000.

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

During the year ended December 31, 2004 we and our affiliated companies generated cash flow primarily from the following sources:

•	proceeds from secondary public common stock offering, net of related costs, of $20,762,000;

•	private placement of common stock and exercise of stock options, netting $2,077,000;

•	proceeds from issuance of a long-term debt of $29,480,000;

•	proceeds from sale of SBA loans held for investment of approximately $24,111,000;

•	principal repayments on SBA loans receivable of approximately $8,505,000;

•	proceeds from sale of SBA loans held for sale of approximately $38,200,000;

•	return of investments of approximately $5,179,000, which was held pending reinvestment;

•	proceeds from web hosting income of approximately $4,428,000;

•	interest and dividend income of approximately $3,834,000; and

•	other income of approximately $3,681,000, which represents revenue from Newtek’s consolidated operating entities.

The cash was primarily used to:

•	invest approximately $6,668,000 in small or early stage businesses;

•	originate approximately $51,389,000 in SBA loans held for investment and for sale;

•	acquire CrystalTech and Vistar Insurance Agency for approximately $9,836,000;

•	repay bank notes payable of approximately $24,002,000;

•	repay notes payable-insurance of approximately $480,000;

•	purchase of Coverage A insurance of approximately $8,248,000; and

•	purchase furniture, fixtures and equipment of approximately $1,593,000.

During the year ended December 31, 2003 we and our affiliated companies generated cash flow primarily from the following sources:

•	private placement of common stock, netting $2,463,000;

•	proceeds from issuance of a long-term debt and warrants of $6,658,000;

•	proceeds from sale of preferred stock of a subsidiary of $2,000,000

•	return of investments of approximately $1,570,000, which was held pending reinvestment;

•	interest and dividend income of approximately $4,059,000;

•	other income of approximately $2,501,000, which represents revenue from Newtek’s consolidated operating entities; and

•	principal repayments of SBA loans receivable of approximately $9,324,000.

The cash was primarily used to:

•	invest approximately $1,200,000 in small or early stage businesses;

•	originate approximately $24,685,000 in SBA loans held for investment and for sale:

•	repay a “note payable-insurance” of approximately $2,255,000;

•	purchase of Coverage A insurance of approximately $2,534,000; and

•	pay the line of credit and other payables of approximately $866,000.

SBA loans. As of December 31, 2004 and 2003, SBA loans that were past due more than 90 days, but were still performing (accruing interest), amounted to approximately $0 and $97,000, respectively.

As of December 31, 2004 and 2003, total impaired nonaccrual loans amounted to approximately $1,972,000 and $3,201,000, respectively. Approximately $463,000 and $511,000 of the allowance for loan losses were allocated against such impaired nonaccrual loans, respectively, in accordance with

SFAS No. 114. Had interest on these impaired nonaccrual loans been accrued, such interest would have amounted to approximately $251,000 and $229,000 for the year ended December 31, 2004 and 2003, respectively. This $1,229,000 decrease in nonaccrual loans was primarily attributable to seven loans aggregating approximately $1,230,000 being fully liquidated and one loan in the amount of $135,000 being reclassified as performing offset by other loans being classified as nonperforming.

Liquidity Risk. Newtek believes that its cash and cash equivalents, its anticipated cash flow from operations, and its ability to access private and public debt and equity markets will provide it with sufficient liquidity to meet its short and long-term capital needs. The loss of any one or two of these liquidity sources would not present an impossible obstacle to Newtek’s operations. However, the failure of the capco insurer, which is primarily liable for the repayment of the capco debt of $139,496,000 would require the capcos to assume this cash repayment obligation of the notes. Management has determined that the likelihood of the capcos becoming primarily liable for a material portion of this debt due to the failure of the insurers, which are subsidiaries of The American International Group, Inc., and are currently rated as “AA+” for financial strength by Standard & Poor’s, is remote. The parent company, AIG, has not agreed to guarantee the obligations of the subsidiary insurers, but it has provided written assurance that, in the event a capco insurer experiences a downgrade in its credit rating, it will transfer the policy obligations to a strong affiliate, if possible.

The following chart represents Newtek’s obligations and commitments, as of December 31, 2004, other than capco debt repayment discussed above for future cash payments under debt, lease and employment agreements:

Year	Debt (a)	Leases	Employment Agreements	Total
2005	$2,603,144	$1,220,871	$2,011,004	$5,835,019
2006	2,289,169	1,192,706	781,336	4,263,211
2007	3,504,882	756,789	397,917	4,659,588
2008	—	558,976	—	558,976
2009	3,810,161	425,060	—	4,235,221
2010 and thereafter	—	1,064,196	—	1,064,196

Total	$12,207,356	$5,218,598	$3,190,257	$20,616,211

This chart excludes distributions for taxes due to capco minority owners (which can not be anticipated).

(a) Interest rates range from 6.9% to 10%.

In June, 2004 NSBF executed an amendment to its then existing credit agreement with a bank whereby the $75,000,000 line of credit was extended through June 2005 under revised terms. These revised terms include a reduced advanced rate and funding requirements and requires NSBF to repurchase $1,500,000 shares of its Preferred Stock on the earlier of a) the repayment in full of all obligations under the loan agreement and b) the termination date. Such amount is classified as mandatorily redeemable preferred stock on the accompanying consolidated balance sheet in accordance with Statement of Financial Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. As of December 31, 2004 and 2003, the amount outstanding under this line of credit was approximately $26,006,000 and $51,990,000, respectively. The line of credit bears interest at the prime interest rate minus 0.50%, and is secured by the loans made by NSBF. The interest rate at December 31, 2004 and 2003 was 4.75% and 3.50%, respectively. Interest on the line is payable monthly in arrears. In addition, this line of credit requires that a percentage of all advances made to NSBF be deposited into an account in the name of the bank. The balance in this account as of December 31, 2004 and 2003 was approximately $1,800,000 and $2,670,000, respectively and is included in receivable from bank on the accompanying consolidated balance sheets. This line of credit requires NSBF to meet certain administrative and financial covenants, including the maintenance of a minimum net worth, ratio of total indebtedness to net worth, minimum subordinated debt requirements and profitability covenants as defined in the agreement and amendment. Management has obtained a waiver for a non financial covenant requiring a minimum of $10,000,000 of subordinated debt at December 31, 2004. NSBF is in compliance with all other covenants as of December 31, 2004 and all covenants at 2003.

Under the terms of the agreement between the above mentioned bank and NSBF, all payments received from NSBF’s borrowers except for principal and interest on the guaranteed portion of the loans are transferred into a restricted bank account. NSBF cannot use these funds until the end of a calendar month at which time the funds are used to pay required principal and interest to the bank and certain other required payments. As of December 31, 2004 and 2003, restricted cash balances were approximately $2,182,000 and $2,108,000, respectively.

In June 2004, NSBF entered into a $4,000,000 revolving credit facility to finance the origination of SBA loans. The revolving credit facility bears interest at the prime interest rate and is collateralized by the loans made by NSBF pursuant to this facility. The agreement expires on December 31, 2004 and is renewable for successive twelve month periods thereafter. Subsequent to year end, this credit facility was renewed. As of December 31, 2004, NSBF had approximately $1,981,000 outstanding on the revolving line of credit.

As of December 31, 2004, Newtek had approximately $50,922,000 in cash of which substantially all was either held by Newtek, restricted for use for capco activities, or on hand in investee companies.

Management of Newtek expects to have four basic working capital requirements in the near term. These are:

•	initial funding of new capcos;

•	working capital for operating our current businesses;

•	funds for investment by the capcos in order to meet minimum investment requirements; and

•	working capital needed for the SBA lender.

Newtek expects to finance its participation in additional capcos and other ventures principally with existing funds or new additional borrowings under current or future bank facilities.

Newtek funds its current operations through cash on-hand, profits from operating businesses, and the receipt of annual management fees from the capcos equal to 2.5% of initial funding. However, the management fees do not represent revenues to Newtek on a consolidated basis as this is a transfer of funds from Newtek’s capcos to the management entity of Newtek, and all intercompany transactions and balances are eliminated in consolidation. These fees from current capcos are expected to decrease over the next few years as the capcos mature in their business cycle. In the absence of either new capcos or additional increases in the profitability of its operating companies, Newtek will experience a decrease in its liquidity. Management believes that numerous, realistic options are available to the Company to compensate for this, such as borrowings or additional offerings in the capital markets. However, if new capcos are not created, and if the operating companies do not continue to grow to produce significant cash flow surpluses, and if the capital markets should be inaccessible to Newtek and if other borrowings are unavailable, Newtek would be forced to diminish materially its operations so as to conform its expenditures to the cash then available.

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

Income from Capco Tax Credits

In general, the capcos issue debt and equity instruments to insurance company investors. For a description of the debt and equity instruments and warrants issued by Newtek’s capcos, see Notes to the Consolidated Financial Statements. The capcos then make targeted investments, as defined under the respective state/jurisdiction statutes, with the funds raised. Each capco, has a contractual arrangement with the particular state/jurisdiction that entitles the capco to receive (or, earn) tax credits from the state/jurisdiction upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the capcos to maintain their state or jurisdiction-issued certifications, the capcos must make targeted investments in accordance with these requirements, which requirements are consistent with Newtek’s overall business strategy. Each capco statute provides specific rules and regulations under which the capcos must operate. For example, the State of Louisiana program precludes the capco from making controlling or majority-owned investments. Accordingly, investments made by the Louisiana capco are considered portfolio companies and are majority-owned, operated and controlled by their board of directors and management. These portfolio companies operate independently of Newtek although Newtek participates on the board of directors of these companies (but in all cases we do not control a majority of the board of director positions unless there is a default under the terms of the investment) and makes available to them technology, services and products to sell.

Each capco also has separate, contractual arrangements with the insurance company investors obligating the capco to pay interest on the aforementioned debt instruments. The capco may satisfy this interest obligation by delivering the tax credits or paying cash. The insurance company investors have the legal right to receive and use the tax credits and would, in turn, use these tax credits to reduce their respective state tax liabilities in an amount usually equal to 100% (110% in some cases in Louisiana) of their investments in the capcos. The tax credits generally can be utilized over a ten-year period and in some instances are transferable and can be carried forward. Newtek’s revenue from tax credits may be used solely for the purpose of satisfying the capcos’ obligations to the insurance company investors.

A description is set forth above of the manner in which Newtek and its capcos account for the tax credit income. See “Critical Accounting Policies – Revenue Recognition.”

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

The total amount of tax credits allocated to each of the aforementioned capcos, the required investment percentages, recapture percentages and related earned income percentages, and pertinent dates are summarized as follows:

The First to Occur

State/Jurisdiction Capco or Fund	Total Tax Credits Allocated	Investment Benchmark	Investment Benchmark Date	Decertification Recapture Thresholds	Recapture Percentage	Earned Income Percentage
FLORIDA	$37,384,028	20%	12/31/00	Prior to 20%	100%	0%
Wilshire		30%	12/31/01	After 20 before 30%	70%	30%
Partners (WP)		40%	12/31/02	After 30 before 40%	60%	40%
		50%	12/31/03	After 40 before 50%	50%	50%
				After 50%	0%	100%

NEW YORK	$35,160,202			Prior to 25%	100%	0%
Wilshire		25%	12/21/02	After 25 before 40%	85%	15%
N.Y. Partners III		40%	12/21/03	After 40 before 50%	70%	30%
(WNY III)		50%	12/21/04	After 50%	0%	100%

COLORADO	$16,175,415			Prior to 30%	100%	0%
Statewide Pool		30%	4/22/05	After 30 before 50%	80%	20%
Wilshire Colorado		50%	10/25/07	After 50%	0%	100%
Partners (WC)

COLORADO	$5,882,352
Rural Pool				Prior to 30%	100%	0%
Wilshire Colorado		30%	4/22/05	After 30 before 50%	80%	20%
Partners (WC)		50%	10/25/07	After 50%	0%	100%

LOUISIANA	$18,040,000			Prior to 30%	100%	0%
Wilshire LA		30%	10/14/02	After 30 before 50%	70%	30%
Advisers (WLA)		50%	10/14/04	After 50%	0%	100%

WISCONSIN	$16,666,667			Prior to 30%	100%	0%
Wilshire		30%	10/25/02	After 30 before 50%	70%	30%
Investors (WI)		50%	10/25/04	After 50%	0%	100%

DISTRICT OF	$13,106,416			Prior to 20%	100%	0%
COLUMBIA		20%	5/08/07	After 20 before 40%	100%	0%
Wilshire DC		40%	11/08/08	After 40 before 50%	100%	0%
Partners I		50%	11/08/09	After 50%	0%	100%
(WDC)

ALABAMA	$11,111,111			Prior to 35%	100%	0%
Wilshire		35%	01/09/07	After 35 before 50%	87.5%	12.5%
Alabama Partners I		50%	01/09/08	After 50%	0%	100%
(WAP)

LOUISIANA	$8,000,000			Prior to 30%	100%	0%
Wilshire		30%	10/15/05	After 30 before 50%	87.5%	12.5%
LA Partners III		50%	10/15/07	After 50%	0%	100%
(WLP III)

LOUISIANA	$6,800,000			Prior to 30%	100%	0%
Wilshire		30%	10/16/06	After 30 before 50%	87.5%	12.5%
LA Partners IV		50%	10/16/08	After 50%	0%	100%
(WLA IV)

NEW YORK	$6,807,866			Prior to 25%	100%	0%
Wilshire		25%	4/7/02	After 25 before 40%	85%	15%
N.Y. Advisers II		40%	4/7/03	After 40 before 50%	70%	30%
(WNYA II)		50%	4/7/04	After 50%	0%	100%

NEW YORK	$5,218,377			Prior to 25%	100%	0%
Wilshire N.Y.		25%	12/06/06	After 25 before 40%	85%	15%
Partners IV		40%	12/06/07	After 40 before 50%	70%	30%
(WNYP IV)		50%	12/06/08	After 50%	0%	100%

NEW YORK	$3,810,161			Prior to 25%	100%	0%
Wilshire		25%	6/22/00	After 25 before 40%	85%	15%
Advisers (WA)		40%	6/22/01	After 40 before 50%	70%	30%
		50%	6/22/02	After 50%	0%	100%

LOUISIANA	$3,355,000			Prior to 30%	100%	0%
Wilshire		30%	10/13/03	After 30 before 50%	87.5%	12.5%
LA Partners II		50%	10/13/05	After 50%	0%	100%
(WLA II)

Under the various capco provisions there is a difference in the amount of qualified investments made and the amount of income recognized by the respective capcos upon satisfaction of the various benchmarks. The table below relates the investments made, both as percentage of total funds and in dollar amounts, to the income recognized as each benchmark is achieved. In all of these programs, a majority of Newtek’s income from the delivery of the tax credits will be recognized no later than five years into the ten-year programs.

State/Jurisdiction Capco or Fund	Allocated Tax Credits	Investment Benchmark Percentage/Dollars		Earned Income Percentage/Dollars
FLORIDA	$37,384,028	20%	$7,476,806	30%	$11,215,208
Wilshire		30%	$11,215,208	40%	$14,953,611
Partners (WP)		40%	$14,953,611	50%	$18,692,014
		50%	$18,692,014	100%	$37,384,028

NEW YORK	$35,160,202	25%	$8,790,051	15%	$5,274,030
Wilshire N.Y		40%	$14,064,080	30%	$10,548,060
Partners III (WNY III)		50%	$17,580,101	100%	$35,160,202

COLORADO	$16,175,415	30%	$4,852,625	20%	$3,235,083
Wilshire Colorado		50%	$8,087,708	100%	$16,175,415
Partners (WC)
Statewide Pool

COLORADO	$5,882,352	30%	$1,764,706	20%	$1,176,470
Wilshire Colorado		50%	$2,941,176	100%	$5,882,352
Partners (WC)
Rural Pool

LOUISIANA	$18,040,000	30%	$4,920,000	30%	$5,412,000
Wilshire LA		50%	$8,200,000	100%	$18,040,000
Advisers (WLA)

WISCONSIN	$16,666,667	30%	$5,000,000	30%	$5,000,000
Wilshire		50%	$8,333,334	100%	$16,666,667
Investors (WI)

DISTRICT OF COLUMBIA	$13,106,416	20%	$2,621,283	0%	$—
Wilshire		40%	$5,242,566	0%	$—
DC Partners I (WDC)		50%	$6,553,208	100%	$13,106,416

ALABAMA	$11,111,111	35%	$3,888,889	12.5%	$1,333,333
Wilshire Alabama		50%	$5,555,556	100%	$11,111,111
Partners I (WAP)

LOUISIANA	$8,000,000	30%	$2,400,000	12.5%	$1,000,000
Wilshire LA		50%	$4,000,000	100%	$8,000,000
Partners III (WLP III)

NEW YORK.	$6,807,866	25%	$1,701,967	15%	$1,021,180
Wilshire N.Y		40%	$2,723,146	30%	$2,042,360
Advisers II (WNY II)		50%	$3,403,933	100%	$6,807,866

LOUISIANA	$6,800,000	30%	$2,040,000	12.5%	$850,000
Wilshire LA		50%	$3,400,000	100%	$6,800,000
Partners IV (WLP IV)

NEW YORK	$5,218,377	25%	$1,304,594	15%	$782,757
Wilshire		40%	$2,087,351	30%	$1,565,513
NY Partners IV (WNYP IV)		50%	$2,609,189	100%	$5,218,377

NEW YORK	$3,810,161	25%	$952,540	15%	$571,524
Wilshire		40%	$1,524,064	30%	$1,143,048
Advisers (WA)		50%	$1,905,081	100%	$3,810,161

LOUISIANA	$3,355,000	30%	$915,000	30%	$1,006,500
Wilshire LA		50%	$1,525,000	100%	$3,355,000
Partners II (WLP II)

During the years ended December 31, 2004, 2003 and 2002, the capcos satisfied certain investment benchmarks and the related recapture percentage requirements and accordingly, earned a portion of the tax credits. In addition, in 2004, 2003 and 2002 Newtek recognized income from the accretion of the discount attributable to tax credits earned in prior years. See Notes to the Consolidated Financial Statements.

During 2004, Newtek established and received certification for three new capcos, Wilshire Alabama Partners, Wilshire DC Partners, and Wilshire New York Partners IV.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates include:

•	allowance for loan losses;

•	sales and servicing of SBA loans;

•	valuation of intangible assets and goodwill including the values assigned to acquired intangible assets;

•	stock-based compensation; and

•	income tax valuation allowance.

Management continually evaluates its accounting policies and the estimates it uses to prepare the consolidated financial statements. In general, the estimates are based on historical experience, on information from third party professionals and on various other sources and assumptions that are believed to be reasonable under the facts and circumstances at the time such estimates are made. The Company’s critical accounting policies are reviewed periodically with the audit committee of the board of directors. Management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate, or the use of different estimating methods, could have a material impact on the Company’s consolidated results of operations or financial condition.

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

Revenue Recognition. Income from tax credits: Following an application process, a state will notify a company that it has been certified as a capco. The state or jurisdiction then allocates an aggregate dollar amount of tax credits to the capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the capco. The capco is entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements. Newtek has capcos in six states and the District of Columbia. Each statute requires that the capco invest a threshold percentage of “certified capital” (the funds provided by the insurance company investors) in businesses defined as qualified within the time frames specified. As the capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the capco program. Such a disqualification, or “decertification” as a capco results in a permanent recapture of all or a portion of the allocated tax credits. The proportion of the possible recapture is reduced over time as the capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks. As the capco progresses in its investments in Qualified Businesses and, accordingly, places an increasing proportion of the tax credits beyond recapture, it earns an amount equal to the non-recapturable tax credits and records such amount as income, with a corresponding asset called “credits in lieu of cash” in the balance sheet.

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

SBA lending: Interest income on SBA loans is recognized as earned. When a SBA loan is 90 days past due with respect to principal or interest and, in the opinion of management, interest or principal on individual loans is not collectible, or at such earlier time as management determines that the collectibility of such principal or interest is unlikely, the accrual of interest is discontinued and all accrued but uncollected interest income is reversed. Cash payments subsequently received on nonaccrual loans are recognized as income only where the future collection of the recorded value of the SBA loan is considered by management to be probable. Certain related direct costs to originate loans (including fees paid to financial consultants) are deferred and amortized over the contractual life of the SBA loan using a method that approximates the effective interest method.

Electronic payment processing revenue: Electronic payment processing and fee income is derived from electronic processing of credit, charge and debit card transactions that are authorized and captured through third-party networks. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for statements, handling chargebacks, association bank fees as well as interchange and assessments paid to electronic payment associations (MasterCard and Visa) pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Revenues derived from the processing of transactions are recognized at the time the merchants’ transactions are processed. Related interchange and assessment costs and bank processing fees are also recognized at that time. Interchange and bank processing fees include costs directly attributable to the furnishing of transaction processing and other services to our merchant customers. The most significant components of cost of service include interchange and assessment costs, which are set by the credit card associations. Interchange is passed on to the entity issuing the credit card used in the transaction and assessments are retained by the credit card associations. Interchange and assessment fees are billed primarily as a percent of dollar volume processed and, to a lesser extent, as a per-transaction fee.

Web Hosting revenue: The Company’s revenues in this segment are primarily derived from monthly recurring services fees for the use of its web hosting and software support services. Customer set-up fees are billed upon service initiation and are recognized as revenue over the estimated customer relationship period of 2.5 years. Deferred revenues represent customer prepayments for upcoming web hosting and related services, and are generally received one to twelve months in advance. Such revenues are recognized as services are rendered, provided that evidence of an arrangement exists, the price to the customer is fixed or determinable, no significant Company obligations remain and collection of the related receivable is reasonably assured.

Capco Debt Issuance. The capco notes require, as a condition precedent to the funding of the notes, that insurance be purchased to cover the risks associated with the operation of its capcos. This insurance is purchased from American International Specialty Lines Insurance Company and National Union Fire Insurance Company of Pittsburgh, both subsidiaries of American International Group, Inc. (AIG), an international insurer. In order to comply with this condition precedent to the funding, the notes closing is structured as follows: (1) the certified investors wire their funds directly into an escrow account; (2) the escrow agent, pursuant to the requirements under the note and escrow agreement, automatically and simultaneously funds the purchase of the insurance contract from the proceeds received. Newtek’s capco is not entitled to the use and benefit of the net proceeds received until the escrow agent has completed the purchase of the insurance. AIG and its subsidiaries noted above are AA+ credit rated.

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

Investment Accounting and Valuation. The various interests that the capcos and Newtek acquire as a result of their investments are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on our voting interest in a company and FIN 46, and monthly valuations are performed so as to keep our records current in reflecting the operations of all of its investments.

Companies in which we directly or indirectly owns more than 50% of the outstanding voting securities, those Newtek has effective control over, or are deemed as a variable interest entity that needs to be consolidated under the provisions of FIN 46 “Consolidation of Variable Interest Entities”, are generally accounted for under the consolidation method of accounting. Under this method, an investment’s results of operations are reflected within our Consolidated Statement of Income. All significant intercompany accounts and transactions are eliminated. The results of operations and cash flows of a consolidated entity are included through the latest interim period in which Newtek owned a greater than 50% direct or indirect voting interest, exercised control over the entity for the entire interim period or was otherwise designated as the primary beneficiary under FIN 46. Upon dilution of voting interest at or below 50%, or upon occurrence of a triggering event requiring reconsideration as to the primary beneficiary of a variable interest entity, under FIN 46, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

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

Impairment of Goodwill. Management of the Company considers the following to be some examples of important indicators that may trigger an impairment review outside its annual goodwill impairment review under the provisions of FAS 142: (i) significant under-performance or loss of key contracts acquired in an acquisition relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the acquired assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in our stock price for a sustained period of time; and (vi) regulatory changes. In assessing the recoverability of our goodwill and intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The fair value of an asset could vary, depending upon the estimating method employed, as well as assumptions made. This may result in a possible impairment of the intangible assets and/or goodwill, or alternatively an acceleration in amortization expense. During the year ended December 31, 2004, management determined that there was no impairment. During the year ended December 31, 2003 management determined that impairment of goodwill was triggered as a result of the annual impairment test and appropriately recorded a charge in the accompanying consolidated statement of income.

Allowance for SBA Loan Losses. An allowance for SBA loan losses is established by management through a provision loan loss charged against income. Amounts deemed to be uncollectible are charged against the allowance for loan losses and subsequent recoveries, if any, are credited to the allowance. The provision for SBA loan losses is management’s estimate of the amount required to maintain an allowance adequate to reflect the risks in the SBA loan portfolio; however, ultimate losses may vary from the current estimates. This estimate is reviewed periodically and any necessary adjustments are made in the period in which they become known.

On an individual basis, we evaluate all non-performing loans for possible impairment. The amount of impairment is determined by comparing the carrying value of the SBA loan to the estimated fair market value of the collateral we hold and the difference is added to the Allowance for Loan Losses. Newtek will have a new appraisal done on the collateral if management feels it may have changed in value. If the carrying amount of the SBA loan (net of the allowance for loan loss) is different than the actual net recovery amount after liquidation of the collateral, then the company will record a gain/loss in its Consolidated Statement of Income at the time of disposition.

Additionally, all loans are also evaluated as a group, and we use industry wide statistics of SBA loan losses and management’s experience in the industry to record reserves on the SBA loan portfolio.

Sales and Servicing of SBA Loans. NSBF originates loans to customers under the SBA program that generally provides for SBA guarantees of 50% to 85% of each loan, subject to a maximum guarantee amount. NSBF sells the guaranteed portion of each loan to a third party and retains the unguaranteed principal portion in its own portfolio. A gain is recognized on these loans through collection on sale of a premium over the adjusted carrying value. Gain on sale of the guaranteed portion of the loans is recognized at the date of settlement, under the terms of Statement of Financial Accounting Standards No. 140 (“SFAS No. 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” a replacement of FASB Statement No. 125.”

NSBF accounts for its capitalized servicing rights and sales of finance receivables in accordance with SFAS No. 140 which became effective on April 1, 2001. In accordance with SFAS No. 140, upon sale of the loans to third parties, NSBF’s investment in an SBA loan is allocated among the retained portion of the loan (unguaranteed), the sold portion of the loan (guaranteed) and the value of loan servicing retained, based on the relative estimated fair market values of each at the sale date. The difference between the proceeds received and the allocated carrying value of the loan sold is recognized as a gain on sale of loans. In each loan sale, NSBF retains servicing responsibilities and receives servicing fees of a minimum of 1% of the guaranteed loan portion sold. The purchasers of the loans sold have no recourse to NSBF for failure of customers to pay amounts contractually due.

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

Capitalized servicing rights are recorded at the date of sale based on the allocated carrying value (discussed above) and amortized into other revenue in proportion to, and over the period of, the estimated future net servicing income on the underlying financial assets. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the capitalized amount. As of December 31, 2004 and 2003, management’s impairment analysis indicated no impairment; therefore, the valuation allowance is zero. Previously recognized servicing receivables that exceed contractually specified servicing fees are required to be reclassified as interest-only strip receivables. NSBF has determined that the value of the servicing rights in excess of its contractually specified servicing fees is immaterial and therefore not reclassified as interest only strips.

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

New Accounting Pronouncements

In March 2004, the EITF reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in such evaluations made in reporting periods beginning after June 15, 2004. The implementation of EITF 03-1 did not have a material effect on our financial statements.

In March 2004, the EITF reached consensus on Issue No. 03-16, “Accounting for Investments in Limited Liability Companies.” EITF 03-16 provides guidance for determining whether a non-controlling investment in a limited liability company should be accounted for using the cost method or the equity method of accounting. The implementation of EITF 03-16 did not have a material effect on our financial statements.

In December 2004, the FASB issued SFAS No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is an amendment of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and its related implementation guidance. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123. Under SFAS 123R, the way an award is classified will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Liability-classified awards include the following:

•	employee awards with cash-based settlement or repurchase features, such as a stock appreciation right with a cash-settlement option;

•	awards for a fixed dollar amount settleable in the company’s stock;

•	share-based awards with a net-settlement feature for an amount in excess of the minimum tax withholding; and

•	awards that vest or become exercisable based on the achievement of a condition other than service, performance, or market condition.

Equity-classified awards are measured at grant-date fair value, amortized over the subsequent vesting period, and are not subsequently remeasured. Equity-classified awards include the following:

•	share-based awards with net-settlement features for minimum tax withholdings;

•	awards that permit a cashless exercise using a broker unrelated to the employer;

•	awards containing a put feature that give employees the right to require the company to repurchase the shares at fair value, when the employee bears the risks and rewards normally associated with ownership for six months or longer.

SFAS 123R is effective for public entities that do not file as small business issuers as of the beginning of the first interim reporting period beginning after June 15, 2005. When we adopt SFAS

123R as of July 1, 2005 we plan to use the modified prospective approach and estimate pre-tax expense of approximately $281,000 for both the third and fourth quarters of 2005. Our estimate does not include any stock options that may be granted in the second half of 2005.

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary transactions occurring in fiscal years beginning after June 15, 2005. We do not believe there will be an impact on the financial condition and results of operations of the Company.

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

Because the SBA lender borrows money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. The Company has outstanding bank notes payable of approximately $27,988,000 at December 31, 2004. Interest rates on such notes are variable at prime minus 0.5%. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have the effect of a net increase (decrease) in assets by less than 1% for 2004. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could effect a net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

Additionally, we do not have significant exposure to changing interest rates on invested cash, which was approximately $50,922,000 and $33,445,000 at December 31, 2004 and 2003, respectively. Newtek invests cash mainly in money market accounts and other investment-grade securities and does not purchase or hold derivative financial instruments for trading purposes.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are included as separate sections of this Form 10-K. See Item 15.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

Item 9A.	CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004, was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

The information required by this item as to Newtek Business Services, Inc.’s directors, executive officers and control persons is contained in the Company’s proxy statement to be filed prior to April 30, 2005, under the captions, “Election of Directors’ and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. We have adopted a code of ethics that applies to all directors and employees, including the principal executive, financial and accounting officers. A copy of the code of ethics will be made available upon request and may be viewed on our web site.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item as to Newtek Business Services, Inc.’s executive compensation is contained in the Company’s proxy statement to be filed prior to April 30, 2005, under the caption “Executive Compensation” and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in the Company’s proxy statement to be filed prior to April 30, 2005, under the caption, “Voting Securities and Principal Shareholders” and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended December 31, 2004, 2003 and 2002, the Company obtained financial consulting services from the firm of Janover Rubinroit, in the amounts of approximately $155,000, $211,000 and $177,000, respectively. Two partners of Janover Rubinroit, Michael Goodman and Mark Goodman, are related to Mr. Wasserman, one of the Company’s directors, as father-in-law and brother-in-law, respectively, and they collectively hold approximately 49 percent of the ownership of Janover Rubinroit.

During 2004 and part of 2003, the Company leased 4 cubicles of office space in New York City, from a company controlled by Mr. Robert Cohen, the father-in-law of Jeffrey G. Rubin, a director of the Company. The aggregate cost of the rental was approximately $28,800 and $10,800 for 2004 and 2003 respectively.

CrystalTech pays Mr. Uzzanti, its President and the current CEO rent for its principal office location in Phoenix, Arizona. The aggregate cost of the rental was approximately $74,000 in 2004.

During part of 2002, the Company leased approximately 2,400 square feet of office space for its principal administrative office in East Meadow, NY, from a company controlled by Mr. Robert Cohen, father-in-law to Jeffrey G. Rubin, a director of the Company. The aggregate cost of the rental was approximately $1,200 for 2002.

See also Note 15 to the Consolidated Financial Statements.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item as to Newtek Business Services, Inc.’s principal accounting fees and services is contained in the Company’s proxy statement to be filed prior to April 30, 2005, under the caption “Principal Accounting Fees and Services” and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Page
(a) Financial Statements and Exhibits

Exhibits: Exhibits submitted with this Annual Report on Form 10-K as filed with the Securities and Exchange Commission and those incorporated by reference to other filings are listed on the Exhibit Index	53

Consolidated Financial Statements and Independent Auditor’s Report
See “Index to Consolidated Financial Statements”	F-1

(b)	Reports on Form 8-K

Form 8-K dated November 4, 2004 relating to a press release announcing Newtek’s preliminary results for its third fiscal quarter ended September 30, 2004.

Form 8-K dated March 2, 2005 relating to a press release announcing Newtek’s preliminary results for its fourth fiscal quarter and year ended December 31, 2004.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: March 31, 2005	By:	/s/ BARRY SLOANE
Barry Sloane
(Chairman and Chief Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY SLOANE Barry Sloane	Chairman of the Board and Chief Executive Officer and Secretary	March 31, 2005

/s/ JEFFREY G. RUBIN Jeffrey G. Rubin	President, Chief Investment Officer and Director	March 31, 2005

/s/ BRIAN A. WASSERMAN Brian A. Wasserman	Treasurer, Chief Financial Officer, Chief Accounting Officer and Director	March 31, 2005

/s/ DAVID BECK David Beck	Director	March 31, 2005

/s/ CHRISTOPHER G. PAYAN Christopher G. Payan	Director	March 31, 2005

/s/ STEVEN A. SHENFELD Steven A. Shenfeld	Director	March 31, 2005

/s/ JEFFREY M. SCHOTTENSTEIN Jeffrey M. Schottenstein	Director	March 31, 2005

EXHIBITS INDEX

Number	Description
2.1	Agreement and Plan of Merger between REXX Environmental Corporation and Newtek Business Services, Inc.(formerly known as TWG, Inc.) dated December 9, 1999. (Incorporated by Reference to Exhibit 2.1 to Registration Statement No. 333-43550).

2.2	Plan of Merger between BJB Holdings and Whitestone Acquisition Corp. dated January 14, 2000. (Incorporated by reference to Exhibit No. 2.2 to Registration Statement No. 333-43550).

2.3	Stock Purchase Agreement among Greg S. Watkins, Daren J. Barone and REXX Environmental Corporation dated June 10, 1999. (Incorporated by reference to Exhibit No. 2.3 to Registration Statement No. 333-43550).

2.4	Letter Agreements amending the term of the Stock Purchase Agreement dated November 29, 1999, January 6, 2000, April 27, 2000 and June 28, 2000. (Incorporated by reference to Exhibit No. 2.4 to Registration Statement No. 333-43550).

2.5	Agreement and Plan of Merger among Newtek Capital, Inc., Exponential Business Development Company, Inc. and the Shareholders of Exponential Business Development Company, Inc., January 9, 2002 (Incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.)

2.6	Agreement and Plan of Merger among Newtek Capital, Inc., Wilshire New York Partners III, LLC, Comcap Holdings Corp., Charles Freeman, Craig Reynolds, the Majority Shareholders of Comcap Holdings Corp., and the Green Family Entities, and to be Joined in by SBA Holdings, Inc., August 8, 2002 (Incorporated by reference to Exhibit 2.1 to Newtek’s Current Report on Form 8-K, filed October 2, 2002.)

2.7	Amended and Restated Guaranty Agreement, dated June 22, 2004, between Newtek Business Services, Inc. and DB Structured Products, Inc. (Incorporated by reference to Exhibit 10.2 to Newtek’s Report on Form 8-K, dated June 25, 2004.)

2.8	Agreement and Plan of Merger, August 7, 2003, among Newtek Business Services, Inc., Automated Merchant Services Acquisition Corp., Automated Merchant Services, Inc., Martin Blank, Michael Rothman and Ellen Rothman, Trustees, and Michael Rothman (Incorporated by reference to Exhibit 2.1 to Newtek’s Report on Form 8-K, filed October, 2003.)

2.9	Asset Purchase Agreement, dated April 28, 2004, between Newtek Business Services, Inc., and CrystalTech Web Hosting, Inc. (including a listing of omitted schedules). (Incorporated by reference to Exhibit 2.1 to Newtek’s Report on Form 8-K dated April 30, 2004.)

2.10	Amended and Restated Master Loan and Security Agreement, dated December 31, 2002 between Newtek Small Business Finance, Inc. and DB Structured Products, Inc., and Amendments thereto, dated January 23, 2004, March 22, 2004 and June 22, 2004. (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 8-K, dated June 25, 2004.)

3.1	Certificate of Incorporation of Newtek Business Services, Inc., as revised and restated through November 25, 2002. (Incorporated by reference to Exhibit 3i-2 of Newtek’s Report on Form 10-Q, filed May 14, 2004.)

3.2	Bylaws of Newtek Business Services, Inc. (Incorporated by reference to Exhibit No. 3.2 to Registration Statement No. 3.2.)

10.1	Employment Agreement with Jeffrey G. Rubin, May 14, 2004. (Incorporated by reference to Exhibit No. 10.1 to Newtek’s Registration Statement No. 333-115615.)

10.2	Employment Agreement with Barry Sloane, May 14, 2004. (Incorporated by reference to Exhibit No. 10.2 to Newtek’s Registration Statement No. 333-115615.)

10.3	Employment Agreement with Brian A. Wasserman, May 14, 2004. (Incorporated by reference to Exhibit No. 10.3 to Newtek’s Registration Statement No. 333-115615.)

10.4	Employment Agreement with John R. Cox, dated as of December 31, 2002. (Incorporated by reference to Exhibit 10.5 to Registration Statement No. 333-115615.)

10.5	Employment Agreement between CrystalTech Web Hosting, Inc. and Tim Uzzanti dated July 9, 2004. (Incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-115615.)

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

F1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Newtek Business Services, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Newtek Business Services, Inc. and its Subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 30, 2005

F2

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS
Cash and cash equivalents	$50,921,982	$33,444,611
Restricted cash	2,181,675	2,107,471
Credits in lieu of cash	88,883,335	71,294,083
SBA loans receivable, (net of reserve for loan losses of $1,621,259 and $1,613,613, respectively)	34,186,047	52,050,725
Accounts receivable, (net of allowances of $72,062 and $96,480, respectively)	1,561,252	469,768
Receivable from bank	1,799,537	2,670,353
SBA loans held for sale	2,262,035	3,619,582
Accrued interest receivable	375,411	281,072
Investments in qualified businesses – cost method investments	300,000	300,000
Investments in qualified businesses –held to maturity debt investments	2,909,097	1,420,179
Structured insurance product	3,216,112	3,054,705
Prepaid insurance	15,505,326	13,282,630
Prepaid expenses and other assets (net of accumulated amortization of deferred financing costs and other intangibles of $404,105 and $0, respectively)	4,708,865	1,907,132
Capitalized servicing assets (net of accumulated amortization of $486,799 and $24,545, respectively)	2,084,763	754,064
Furniture, fixtures and equipment, (net of accumulated depreciation of $1,025,672 and $390,011, respectively)	1,958,927	670,715
Customer merchant accounts (net of accumulated amortization of $1,226,741 and $269,380, respectively)	4,393,226	3,024,298
Goodwill	11,150,326	1,832,621

Total assets	$228,397,916	$192,184,009

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$9,725,690	$6,095,440
Notes payable – certified investors	3,925,946	3,901,545
Notes payable – insurance	7,877,195	4,115,136
Notes payable – other	520,000	1,000,000
Bank notes payable	27,987,696	51,990,047
Deferred revenue	1,160,286	—
Notes payable in credits in lieu of cash	76,258,728	65,625,478
Mandatorily redeemable preferred stock	1,500,000	—
Deferred tax liability	16,626,577	10,815,790

Total liabilities	145,582,118	143,543,436

Minority interest	5,720,950	8,393,151

Commitments and contingencies
Shareholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 39,000,000 shares, issued and outstanding 33,873,333 and 26,209,211, not including 582,980 shares held in escrow)	677,467	524,184
Additional paid-in capital	52,858,400	26,588,400
Unearned compensation	(2,297,459)	(2,106,588)
Retained earnings	25,856,440	15,241,426

Total shareholders’ equity	77,094,848	40,247,422

Total liabilities and shareholders’ equity	$228,397,916	$192,184,009

See accompanying notes to these consolidated financial statements

F3

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
Revenue:
Income from tax credits	$33,564,626	$44,933,405	$30,603,046
Electronic payment processing	18,130,877	6,297,246	1,584,476
Servicing fee and premium income	5,981,576	2,701,842	—
Web hosting	4,428,141	—	—
Interest and dividend income	3,834,194	4,059,321	900,127
Other income	3,680,922	2,500,986	1,581,978
Insurance commissions	559,450	—	—

Total revenue	70,179,786	60,492,800	34,669,627

Expenses:
Interest	14,039,315	13,878,956	11,485,367
Payroll and consulting fees	10,842,688	8,407,347	4,564,954
Electronic payment processing costs	12,841,873	4,512,898	632,024
Professional fees	5,182,632	4,499,853	3,145,246
Insurance	2,818,307	2,468,835	1,951,248
Other than temporary decline in value of investments	—	1,996,040	1,602,365
Equity in net losses of affiliates	—	—	729,109
Provision for loan losses	205,022	473,418	—
Goodwill impairment	—	1,435,232	—
Depreciation and amortization	2,459,381	504,175	147,681
Other	5,599,239	4,246,309	2,893,657

Total expenses	53,988,457	42,423,063	27,151,651

Income before minority interest, provision for income taxes and extraordinary items	16,191,329	18,069,737	7,517,976
Minority interest	890,352	(1,598,040)	(335,324)

Income before provision for income taxes and extraordinary items	17,081,681	16,471,697	7,182,652
Provision for income taxes	(6,466,667)	(7,089,639)	(2,657,410)

Income before extraordinary items	10,615,014	9,382,058	4,525,242
Extraordinary gain on acquisition of minority interests	—	—	907,766
Extraordinary gain on acquisition of a business	—	186,729	2,735,243

Net income	$10,615,014	$9,568,787	$8,168,251

See accompanying notes to these consolidated financial statements.

F4

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
Weighted average common shares outstanding
Basic	30,067,737	25,777,147	24,183,501
Diluted	30,378,697	26,177,274	24,293,540
Income per share after extraordinary gain
Basic	$.35	$.37	$.34
Diluted	$.35	$.37	$.34
Income per share before extraordinary gain
Basic	$.35	$.36	$.19
Diluted	$.35	$.36	$.19

See accompanying notes to these consolidated financial statements.

F5

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Number of Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Unearned Compensation	(Accumulated Deficit) Retained Earnings	Total
Balance at December 31, 2001	22,212,517	$444,250	$13,442,899	—	$(2,495,612)	$11,391,537
Issuance of common stock and warrants	3,128,911	62,578	7,460,794	—	—	7,523,372
Compensation expense	—	—	89,134	—	—	89,134
Net income	—	—	—	—	8,168,251	8,168,251

Balance at December 31, 2002	25,341,428	506,828	20,992,827	—	5,672,639	27,172,294
Issuance of common stock	642,020	12,841	2,428,423	—	—	2,441,264
Exercise of stock options	203,243	4,065	597,826	—	—	601,891
Deferred compensation relating to restricted stock and restricted stock unit issuances	22,520	450	2,422,972	(2,423,422)	—	—
Compensation expense	—	—	146,352	316,834	—	463,186
Net income	—	—	—	—	9,568,787	9,568,787

Balance at December 31, 2003	26,209,211	524,184	26,588,400	(2,106,588)	15,241,426	40,247,422
Issuance of common stock (other) and warrants	677,333	13,547	2,936,929			2,950,476
Issuance of commons stock - secondary offering	6,450,000	129,000	20,633,228			20,762,228
Issuance of common stock - acquisition of CrystalTech	69,444	1,389	248,611			250,000
Exercise of stock options, net	178,992	3,580	626,595			630,175
Deferred compensation relating to restricted stock and restricted stock unit issuances	288,353	5,767	480,915	(1,176,766)		(690,084)
Compensation expense			1,343,722	985,895		2,329,617
Net income					10,615,014	10,615,014

Balance at December 31, 2004	33,873,333	$677,467	$52,858,400	$(2,297,459)	$25,856,440	$77,094,848

See accompanying notes to these consolidated financial statements.

F6

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$10,615,014	$9,568,787	$8,168,251
Adjustments to reconcile net income to net cash used in operating activities:
Other than temporary decline in value of investments, net of recoveries	—	1,646,040	1,573,730
Equity in losses of affiliates	—	—	729,109
Extraordinary gains	—	(186,729)	(3,643,009)
Gain on sale of asset held for sale	—	—	(16,841)
Loss on disposition of assets	—	—	39,725
Income from tax credits	(33,564,626)	(44,933,405)	(30,603,046)
Deferred income taxes	6,466,667	7,089,639	2,657,410
Depreciation and amortization	2,459,381	484,484	147,681
Provision for loan losses	205,022	473,418	—
SBA loans originated for sale	(36,842,692)	(18,684,588)	—
Proceeds from sale of SBA loans held for sale	38,200,239	15,065,006	—
Goodwill Impairment	—	1,435,232	—
Accretion of interest income	(175,615)	(175,612)	(175,615)
Accretion of interest expense	11,656,201	11,596,998	10,732,980
Non cash compensation	1,343,722	569,981	229,564
Minority interest	(890,352)	1,598,040	335,324
Gain on sale of loans held for investment	(883,569)	—	—
Changes in assets and liabilities, net of the effect of business acquisitions:
Prepaid insurance	(1,693,022)	1,773,566	506,227
Prepaid expenses, accounts receivable and other assets	(3,863,774)	(1,336,746)	(213,509)
Accounts payable and accrued expenses	2,105,905	1,848,073	(376,122)

Net cash used in operating activities	(4,861,499)	(12,167,816)	(9,908,141)

Cash flows from investing activities:
Investments in qualified businesses (held to maturity investments)	(6,667,680)	(1,200,000)	(2,334,724)
Other	(26,289)	(4,640)	—
Return of capital-equity method investments	—	350,000	—
Return of investments – held to maturity – investments	5,178,762	1,569,744	8,742,909
Consolidated investment activity, net	—	887,738	313,485
Cash received from acquisitions	—	—	2,474,512
Purchase of furniture, fixtures and equipment	(1,593,466)	(323,905)	(279,438)
Cash paid for acquisitions, net of cash received	(9,835,576)	(1,707,728)	—
SBA Loans originated for investment	(14,546,691)	(6,000,466)	—
Payments received on SBA loans	8,504,836	9,323,686	—
Proceeds from sale of SBA loans held for investment	24,111,154	—	—
Proceeds from sale of property	—	—	348,770

Net cash provided by investing activities	5,125,050	2,894,429	9,265,514

See accompanying notes to these consolidated financial statements.

F7

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

	2004	2003		2002
Cash flows from financing activities:
Proceeds from issuance of notes payable to certified investors	29,480,121		6,657,930	29,999,543
Cash paid for Coverage A (Syndication of Notes)	(8,247,569)		(2,533,722)	(14,513,665)
Principal payments of note payable-insurance	(2,301,540)		(2,254,760)	(7,034,136)
Repayments of note payable – bank and other	(480,000)		(866,225)	(125,000)
Proceeds from borrowings from – bank and other	—		—	480,500
Proceeds from sale of preferred stock of subsidiary	—		2,000,000	—
Change in restricted cash	(74,204)		(2,107,471)	—
Principal payment of mortgage payable	—		—	(306,929)
Contributions from minority members	—		22,370	50,500
Proceeds from SBA bank notes payable	—		—	—
Payments on SBA bank notes payable	(24,002,351)		(1,834,445)	—
Net proceeds from issuance of common stock	22,839,363		2,462,963	2,091,206

Net cash provided by financing activities	17,213,820		1,546,640	10,642,019

Net increase (decrease) in cash and cash equivalents	17,477,371		(7,726,747)	9,999,392
Cash and cash equivalents – beginning of year	33,444,611		41,171,358	31,171,966

Cash and cash equivalents – end of year	$50,921,982		$33,444,611	$41,171,358

Supplemental disclosure of cash flow activities:
Cash paid for interest	$2,560,412		$2,163,546	$953,073

Issuance of notes in partial payment for insurance	$6,250,000		$1,000,000	$3,000,000

Fixed assets acquired under capital lease obligations	$—		$—	$147,738

Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$15,975,374		$15,220,272	$10,832,872

Issuance of common stock in connection with acquisition of Commercial Capital Corp.	$—		$—	$900,194

Issuance of common stock in connection with acquisition of Exponential	$—		$—	$988,750

Issuance of common stock in connection with settlement of AMS liabilities acquired	$—		$111,000	$—

Issuance of warrant in connection with purchase of Coverage A Insurance	$250,000	$		$510,831

See accompanying notes to these consolidated financial statements.

F8

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

	2004		2003	2002
Consolidation of investments previously accounted for under the equity or cost method		$—	$—	$537,083

Acquisition of minority interests resulting in goodwill:
Newtek Business Services common stock issued		$961,117	$362,388	$1,951,168
Less: Deferred tax benefit acquired		—	—	14,873
Less: Minority interests acquired		—	—	887,652

Goodwill recognized		$961,117	$362,388	$1,048,643

Acquisition of Capcos minority interests resulting in extraordinary gain:
Minority interest acquired		$—	$—	1,369,156
Add: Deferred tax benefit acquired		—	—	479,404
Less: Newtek Business Services common stock issued		—	—	940,794

Extraordinary gain recognized		$—	$—	$907,766

AMS Acquisition: Assets acquired (including customer merchant accounts valued at $2,909,953)	$		3,074,871	—
Less: Liabilities assumed			(159,871)	—
Less: Cash received in acquisition			(7,272)	—
Less: Notes issued to seller			(1,200,000)	—

Cash paid for acquisition, net of cash received and acquisitions costs paid	$		$1,707,728	$—

CrystalTech Acquisition: Assets acquired (including intangible assets and goodwill valued at $2,300,000 and $8,256,588, respectively)		$11,088,435	—	—
Less: Liabilities assumed		(1,475,990)	—	—
Less: Cash received in acquisition		(106,748)	—	—
Less: Stock issued to seller		(250,000)	—	—

Cash paid for acquisition, net of cash received and acquisitions costs paid		$9,255,697	$—	$—

Vistar Acquisition: Assets acquired (including intangible accounts valued at approximately $747,670)		$994,130	—	—
Less: Liabilities assumed		(401,528)	—	—
Less: Cash received in acquisition		(12,723)	—	—

Cash paid for acquisition, net of cash received and acquisitions costs paid		$579,879	$—	$—

Mandatorily redeemable preferred stock		$1,500,000	$—	$—

See accompanying notes to these consolidated financial statements.

F9

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation and description of business

The consolidated financial statements of Newtek Business Services, Inc. and Subsidiaries (the “Company” or “Newtek”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all wholly and majority owned subsidiaries, and several portfolio companies in which the capcos own non-controlling minority interest in, or those which Newtek is considered to be the primary beneficiary of (as defined under FIN 46 and FIN 46R). All inter-company balances and transactions have been eliminated in consolidation.

Currently, the Company is absorbing losses attributable to certain of its minority interest holders. Once these entities return to profitability, the losses will be restored to the Company prior to allocation of profits to all minority holders.

Newtek Business Services, Inc., is engaged in the business of providing financial products and business services to small- and medium-sized businesses through ownership and/or operation of specific primary lines of business as well as organizing certified capital companies (“Capco” or “Capcos”) and investing funds made available under the capco programs in small businesses.

The following is a summary of each Capco or Capco fund, state or jurisdiction of certification and date of certification:

Capco	State/Jurisdiction of Certification	Date of Certification
WA	New York	May 1998
WP	Florida	December 1998
WI	Wisconsin	October 1999
WLA	Louisiana	October 1999
WA II	New York	April 2000
WNY III	New York	December 2000
WC	Colorado	October 2001
WAP	Alabama	February 2004
WDC	District of Columbia	November 2004
WNY IV	New York	December 2004

The State of Louisiana has four “capco funds” which are all a part of and consolidated with the WLA Capco. The second, Wilshire Louisiana Partners II, LLC (WLPII), and the third, Wilshire Louisiana Partners III, LLC (WLPIII), were formed in October 2001, and October 2002, respectively. The fourth, Wilshire Louisiana Partners IV, LLC (WLPIV) was formed in October 2003.

In general, the Capcos issue debt and equity instruments, (“Certified Capital”), to insurance company investors (“Certified Investors”). The Capcos then make targeted investments (“Investments in Qualified Businesses”, as defined under the respective state statutes, or, “Qualified Businesses”) with the Certified Capital raised, which in most cases may be majority-owned or primarily controlled by the capcos after the investments are consummated (excluding investments made by the Louisiana capco). Participation in each Capco program legally entitles the Capco to receive (or earn) tax credits from the state upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the Capcos to maintain their state-issued certifications, the Capcos must make Investments in

F10

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued):

Qualified Businesses in accordance with these requirements. These state requirements are mirrored in the limitations agreed to by each Capco in its written agreements with its Certified Investors and limit the activities of the Capcos to conducting the business of a capco. Each Capco also has separate, legal contractual arrangements with the Certified Investors obligating the Capco to refrain from unauthorized activities, to use the proceeds from the notes only for Capco-authorized (i.e., “qualified”) investments, to limit fees for professional services related to making, buying or selling investments to $200,000 per Capco annually; and to pay interest on the aforementioned debt instruments whether or not it meets the statutory requirements for Investments in Qualified Businesses.

The Capco can satisfy the interest payment, at the Capco’s discretion, by delivering tax credits in lieu of paying cash. The Capcos legally have the right to deliver the tax credits to the Certified Investors. The Certified Investors legally have the right to receive and use the tax credits and would, in turn, use these tax credits to reduce their respective state tax liabilities in an amount usually equal to 100% (WLA, WLPII, and WLPIII -110%) of their certified investment. The tax credits can be utilized over a ten-year period at an annual percentage rate established by each separate capco legislation, and in some instances are transferable and can be carried forward.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents. The Company has bank balances in excess of the $100,000 of depository insurance provided by the Federal Deposit Insurance Corporation. Substantially all of the cash and cash equivalents as of December 31, 2004 and 2003, respectively, were held by Newtek, the capcos or consolidated investee companies. The cash held by the Capcos is restricted for use in managing and operating the Capcos and making qualified investments.

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

Restricted Cash

Under the terms of an agreement between Newtek Small Business Finance (“NSBF”) and Deutsche Bank, all payments received from NSBF’s borrowers except for principal and interest on the guaranteed portion of the loans are transferred into a restricted bank account. NSBF cannot use these funds until the end of a calendar month at which time the funds are used to pay required principal and interest to the bank and certain other required payments. As of December 31, 2004 and 2003, restricted cash was $2,181,675 and $2,107,471, respectively.

F11

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued):

Under the terms of the processing agreement between Universal Processing Services of WI (d/b/a Newtek Merchant Solutions of WI, “NMS-WI”), and their primary processing bank, NMS-WI maintains a cash account as a reserve against chargeback losses. As processing fees are received by the processing banks, a certain percentage is allocated to the cash reserve account. Total restricted cash held at the processing bank at December 31, 2004 and 2003 totaled approximately $125,000 and $103,000, respectively, and is included in prepaid and other assets in the consolidated balance sheets.

Revenue Recognition

Income from tax credits: Following an application process, a state will notify a company that it has been certified as a Capco. The state then allocates an aggregate dollar amount of tax credits to the Capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the Capco. As described in “Basis of presentation and description of business,” the Capco is legally entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements and corresponding non-recapture percentages. At December 31, 2004, as summarized earlier in this note, the Company had Capcos in six states and the District of Columbia. Each statute requires that the Capco invest a threshold percentage of Certified Capital in Qualified Businesses within the time frames specified. As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco program. Such a disqualification, or “decertification” as a Capco results in a recapture of all or a portion of the allocated tax credits; the proportion of the recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks.

As the Capco continues to make its investments in Qualified Businesses and, accordingly, places an increasing proportion of the tax credits beyond recapture, it earns an amount equal to the non-recapturable tax credits and records such amount as “income from tax credits”, with a corresponding asset called “credits in lieu of cash’, in the consolidated balance sheets. The amount earned and recorded as income is determined by multiplying the total amount of tax credits allocated to the Capco by the percentage of tax credits immune from recapture (the earned income percentage) under the state statute. To the extent that the investment requirements are met ahead of schedule, and the percentage of non-recapturable tax credits is accelerated, the present value of the tax credit earned is recognized currently and the asset, credits in lieu of cash, is accreted up to the amount of tax credits available to the Certified Investors. If the tax credits are earned before the state is required to make delivery (i.e., investment requirements are met ahead of schedule, but credits can only be used by the certified investor in a future year), then the present value of the tax credits earned are recorded upon completion of the requirements, in accordance with Accounting Principles Board Opinion No. 21. The receivable (called “credits in lieu of cash”) is accreted to the annual deliverable amount which can then be delivered to the insurance company investors in lieu of cash interest.

The allocation and utilization of Capco tax credits is controlled by the state law. In general, the Capco applies for tax credits from the state and is allocated a specific dollar amount of credits which are available to be earned. The Capco provides the state with a list of the Certified Investors, who have contractually agreed to accept the tax credits in lieu of cash interest payments on their notes. The tax credits are claimed by Certified Investors on their state premium tax return as provided under each different Capco and tax law. Regulations specify the amount of tax credits a Certified Investor can claim and the period in which they can claim them. Each enacting jurisdiction periodically reviews the Capco’s operations to verify the amount of tax credits earned.

F12

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued):

The total amount of tax credits allocated to each of the aforementioned Capcos, the required investment percentages, recapture percentages and related earned income percentages, and pertinent dates are summarized as follows:

The First to Occur
State/Jurisdiction Capco or Fund	Total Tax Credits Allocated	Investment Benchmark	Investment Benchmark Date	Decertification Recapture Thresholds	Recapture Percentage	Earned Income Percentage
FLORIDA Wilshire Partners (WP)	$37,384,028	20% 30% 40% 50%	12/31/00 12/31/01 12/31/02 12/31/03	Prior to 20% After 20 before 30% After 30 before 40% After 40 before 50% After 50%	100% 70% 60% 50% 0%	0% 30% 40% 50% 100%

NEW YORK	$35,160,202			Prior to 25%	100%	0%
Wilshire N.Y. Partners III (WNY III)		25% 40% 50%	12/21/02 12/21/03 12/21/04	After 25 before 40% After 40 before 50% After 50%	85% 70% 0%	15% 30% 100%

COLORADO	$16,175,415			Prior to 30%	100%	0%
Statewide Pool Wilshire Colorado		30% 50%	4/22/05 10/25/07	After 30 before 50% After 50%	80% 0%	20% 100%
Partners (WC)

COLORADO Rural Pool Wilshire Colorado Partners (WC)	$5,882,352	30% 50%	4/22/05 10/25/07	Prior to 30% After 30 before 50% After 50%	100% 80% 0%	0% 20% 100%

LOUISIANA	$18,040,000			Prior to 30%	100%	0%
Wilshire LA Advisers (WLA)		30% 50%	10/14/02 10/14/04	After 30 before 50% After 50%	70% 0%	30% 100%

WISCONSIN	$16,666,667			Prior to 30%	100%	0%
Wilshire Investors (WI)		30% 50%	10/25/02 10/25/04	After 30 before 50% After 50%	70% 0%	30% 100%

DISTRICT OF	$13,106,416			Prior to 20%	100%	0%
COLUMBIA Wilshire DC Partners (WDC)		20% 40% 50%	5/08/07 11/08/08 11/08/09	After 20 before 40% After 40 before 50% After 50%	100% 100% 0%	0% 0% 100%

ALABAMA Wilshire	$11,111,111	35%	01/09/07	Prior to 35% After 35 before 50%	100% 87.5%	0% 12.5%
Alabama Partners (WAP)		50%	01/09/08	After 50%	0%	100%

F13

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued):

LOUISIANA Wilshire LA Partners III (WLPIII)	$8,000,000	30% 50%	10/15/05 10/15/07	Prior to 30% After 30 before 50% After 50%	100% 87.5% 0%	0% 12.5% 100%

LOUISIANA Wilshire LA Partners IV (WLP IV)	$6,800,000	30% 50%	10/16/06 10/16/08	Prior to 30% After 30 before 50% After 50%	100% 87.5% 0%	0% 12.5% 100%

NEW YORK Wilshire N.Y. Advisers II (WNY II)	$6,807,866	25% 40% 50%	4/7/02 4/7/03 4/7/04	Prior to 25% After 25 before 40% After 40 before 50% After 50%	100% 85% 70% 0%	0% 15% 30% 100%

NEW YORK Wilshire N.Y. Partners IV (WNYIV)	$5,218,377	25% 40% 50%	12/06/06 12/06/07 12/06/08	Prior to 25% After 25 before 40% After 40 before 50% After 50%	100% 85% 70% 0%	0% 15% 30% 100%

NEW YORK Wilshire Advisers (WA)	$3,810,161	25% 40% 50%	6/22/00 6/22/01 6/22/02	Prior to 25% After 25 before 40% After 40 before 50% After 50%	100% 85% 70% 0%	0% 15% 30% 100%

LOUISIANA Wilshire LA Partners II (WLP II)	$3,355,000	30% 50%	10/13/03 10/13/05	Prior to 30% After 30 before 50% After 50%	100% 87.5% 0%	0% 12.5% 100%

Under the various Capco provisions, there is a difference in the amount of qualified investments made and the amount of income recognized by the respective Capcos upon satisfaction of the various benchmarks. The table below relates the investments made, as a percentage of total funds and in dollar amounts, to the income recognized as each benchmark is achieved. In all of these programs, a majority of the Company’s income from the delivery of the tax credits will be recognized no later than five years into the ten year programs.

State/Jurisdiction Capco or Fund	Allocated Tax Credits	Investment Benchmark Percentage/Dollars			Earned Income Percentage/Dollars
FLORIDA Wilshire Partners (WP)	$37,384,028	20% 30% 40% 50%	$ $ $ $	7,476,806 11,215,208 14,953,611 18,692,014	30% 40% 50% 100%	$ $ $ $	11,215,208 14,953,611 18,692,014 37,384,028

NEW YORK. Wilshire N.Y. Partners III (WNY III)	$35,160,202	25% 40% 50%	$ $ $	8,790,051 14,064,080 17,580,101	15% 30% 100%	$ $ $	5,274,030 10,548,060 35,160,202

F14

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued):

COLORADO Statewide Pool Wilshire Colorado Partners (WC)	$16,175,415	30 50	% %	$ $	4,852,625 8,087,708	20 100	% %	$ $	3,235,083 16,175,415

COLORADO Rural Pool Wilshire Colorado Partners (WC)	$5,882,352	30 50	% %	$ $	1,764,706 2,941,176	20 100	% %	$ $	1,176,470 5,882,352

LOUISIANA Wilshire LA Advisers (WLA)	$18,040,000	30 50	% %	$ $	4,920,000 8,200,000	30 100	% %	$ $	5,412,000 18,040,000

WISCONSIN Wilshire Investors (WI)	$16,666,667	30 50	% %	$ $	5,000,000 8,333,334	30 100	% %	$ $	5,000,000 16,666,667

DISTRICT OF COLUMBIA Wilshire DC Partners (WDC)	$13,106,416	20 40 50	% % %	$ $ $	2,621,283 5,242,566 6,553,208	0 0 100	% % %	$ $ $	— — 13,106,416

ALABAMA Wilshire Alabama Partners (WAP)	$11,111,111	35 50	% %	$ $	3,888,889 5,555,556	12.5 100	% %	$ $	1,333,333 11,111,111

LOUISIANA Wilshire LA Partners III (WLPIII)	$8,000,000	30 50	% %	$ $	2,400,000 4,000,000	12.5 100	% %	$ $	1,000,000 8,000,000

NEW YORK Wilshire N.Y. Advisers II (WNY II)	$6,807,866	25 40 50	% % %	$ $ $	1,701,967 2,723,146 3,403,933	15 30 100	% % %	$ $ $	1,021,180 2,042,360 6,807,866

LOUISIANA Wilshire LA Partners IV (WLP IV)	$6,800,000	30 50	% %	$ $	2,040,000 3,400,000	12.5 100	% %	$ $	850,000 6,800,000

NEW YORK Wilshire NY Partners IV (WNY IV)	$5,218,377	25 40 50	% % %	$ $ $	1,304,594 2,087,351 2,609,189	15 30 100	% % %	$ $ $	782,757 1,565,513 5,218,377

NEW YORK Wilshire Advisers (WA)	$3,810,161	25 40 50	% % %	$ $ $	952,540 1,524,064 1,905,081	15 30 100	% % %	$ $ $	571,524 1,143,048 3,810,161

LOUISIANA Wilshire LA Partners II (WLP II)	$3,355,000	30 50	% %	$ $	915,000 1,525,000	30 100	% %	$ $	1,006,500 3,355,000

During each of the years ended December 31, 2004 and 2003, certain Capcos satisfied the required investment benchmarks and the related recapture percentages requirements and, accordingly, earned a portion of the tax credits.

F15

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued):

Electronic payment processing revenue: Merchant processing and fee income are derived from electronic processing of credit, charge and debit card transactions that are authorized and captured through third-party networks. Typically merchants are charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction however, additional fees may be charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for statements, handling chargebacks, association bank fees as well as interchange and assessments paid to credit card associations (MasterCard and Visa) pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Revenues derived from the processing of transactions are recognized at the time the merchants’ transactions are processed. Related interchange and assessment costs and bank processing fees are also recognized at that time. Interchange and bank processing fees include costs directly attributable to the furnishing of transaction processing and other services to the Company’s merchant customers. The most significant components of cost of service include interchange and assessment costs, which are set by the credit card associations. Interchange is passed on to the entity issuing the credit card used in the transaction and assessments are retained by the credit card associations. Interchange and assessment fees are billed primarily as a percent of dollar volume processed and, to a lesser extent, as a per-transaction fee.

Web Hosting revenue: Web Hosting revenues are primarily derived from monthly recurring services fees for the use of its web hosting and software support services. Customer set-up fees are billed upon service initiation and are recognized as revenue over the estimated customer relationship period of 2.5 years. Payment for web hosting and related services is generally received one to twelve months in advance. Such revenues are recognized as services are rendered, provided that evidence of an arrangement exists, the price to the customer is fixed or determinable, no significant Company obligations remain and collection of the related receivable is reasonably assured. Deferred revenues represent customer prepayments for upcoming web hosting and related services. The Company generates a limited amount of revenue from assisting customers in registering their domain names. Due to the volume of customers, the Company is able to obtain domain name registrations for its customers at discounted rates. Customers may elect to use this service for a nominal service fee.

Insurance commissions: Revenues are comprised of commissions earned on premiums paid for insurance policies and are recognized at the time the commission is earned. At that date, the earnings process has been completed and the Company can estimate the impact of policy cancellations for refunds and establish reserves. The reserve for policy cancellations is based on historical cancellation experience adjusted by known circumstances.

Consulting revenue: Consulting revenues are earned at the time the related services are provided and when the right to receive payment is assured.

Interest and Small Business Administration (“SBA”) Loan Fees – SBA Loans

Interest income on loans is recognized as earned. When an SBA loan is 90 days past due with respect to principal or interest and, in the opinion of management, interest or principal on individual loans is not collectible, or at such earlier time as management determines that the collectibility of such principal or interest is unlikely, the accrual of interest is discontinued and all accrued but uncollected interest income is reversed. Cash payments subsequently received on nonaccrual loans are recognized as income only where the future collection of the recorded value of the SBA loan is considered by management to be probable. Certain related direct costs to originate loans (including fees paid to SBA loan brokers and financial consultants) are deferred and amortized over the contractual life of the SBA loan using a

F16

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued):

method that approximates the effective interest method. As of December 31, 2004 and 2003, net deferred loan origination costs were approximately $1,150,000 and $416,000, respectively, and are amortized over a period ranging from 7 to 25 years.

Newtek Small Business Finance (“NSBF”) passes through to the borrower certain expenditures it incurs, such as forced placed insurance or insufficient funds fees, or fees it assesses, such as late fees, with respect to managing the loan. These expenditures are recorded when incurred. Due to the uncertainty with respect to collection of these passed through expenditures or assessed fees, any funds received to reimburse NSBF are recorded on a cash basis as other income.

Allowance for SBA Loan Losses

NSBF measures loan impairment in accordance with Statement of Financial Accounting Standards No. 114 “Accounting by Creditors for Impairment of a Loan – an Amendment of FASB Statements No. 5 and 15” and No. 118 “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures – an Amendment of FASB Statement No. 114.” The valuation allowance for loan impairment is maintained as part of the allowance for loan losses.

The allowance for loan losses is established by management through provisions for loan losses charged against income. Amounts deemed to be uncollectible are charged against the allowance for loan losses and subsequent recoveries, if any, are credited to the allowance.

The amount of the allowance for loan losses is inherently subjective, as it requires making material estimates which may vary from actual results. These estimates are evaluated periodically and as adjustments become necessary, they are reflected in operations during the periods in which they become known. Considerations in this evaluation include past and anticipated loss experience, current portfolio composition and evaluation of real estate collateral as well as current and anticipated economic conditions. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb estimated loan losses inherent in NSBF’s entire loan portfolio.

The allowance consists of specific and general components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that NSBF will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Other factors considered by management in determining impairment include payment status and collateral value. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

NSBF’s charge-off policy is based on a loan-by-loan review for which the estimated uncollectible portion of nonperforming loans is charged off against the corresponding loan receivable and the allowance for possible loan losses.

F17

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued):

Sales and Servicing of SBA Loans

NSBF originates loans to customers under the SBA program that generally provides for SBA guarantees of 50% to 85% of each loan, subject to a maximum guarantee amount. NSBF sells the guaranteed portion of each loan to a third party and retains the unguaranteed principal portion in its own portfolio. A gain is recognized on these loans when the proceeds received (including premium) are in excess of the adjusted carrying value. Gain on sale of the guaranteed portion of the loans is recognized at the date of settlement, under the terms of Statement of Financial Accounting Standards No. 140 (“SFAS No. 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” a replacement of FASB Statement No. 125” and are recorded as a component of servicing fee and premium income in the statements of income.

NSBF accounts for its capitalized servicing rights and sales of finance receivables in accordance with SFAS No. 140. In accordance with SFAS No. 140, upon sale of the loans to third parties, NSBF’s investment in an SBA loan is allocated among the retained portion of the loan (unguaranteed), the sold portion of the loan (guaranteed) and the value of loan servicing retained, based on the relative estimated fair market values of each at the sale date. The difference between the proceeds received and the allocated carrying value of the loan sold is recognized as a gain on sale of loans. In each loan sale, NSBF retains servicing responsibilities and receives servicing fees of a minimum of 1% of the guaranteed loan portion sold. The purchasers of the loans sold have no recourse against NSBF for failure of customers to pay amounts contractually due.

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

Capitalized servicing rights are recorded at the date of sale based on the allocated carrying value and amortized into other income in proportion to, and over the period of, the estimated future net servicing income on the underlying financial assets. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the capitalized amount. As of December 31, 2004 and 2003, management’s impairment analysis indicated no impairment; therefore, the valuation allowance is zero. Previously recognized servicing receivables that exceed contractually specified servicing fees are required to be reclassified as interest-only strip receivables. NSBF has determined that the value of the servicing rights in excess of its contractually specified servicing fees is immaterial and therefore not reclassified as interest only strips.

SBA Loans Held For Sale

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors.

Loans held for sale are sold with the servicing rights retained by NSBF. Gains on sales of loans are recognized based on the difference between the selling price and the carrying value of the related loans sold. Unamortized net deferred loan origination costs are recognized as a component of the gain on the related sale. Net unrealized losses are recognized through a valuation allowance by charges to income.

F18

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued):

According to the SBA 1086 guidelines, and in accordance with the Terms and Conditions of the Trade Advice in connection with selling the guaranteed portion of loans originated, if the borrower prepays in excess of 20% of the guaranteed portion of the loan or if the Borrower defaults on any scheduled note payment date within 90 days of settlement date, NSBF is obligated to return any unamortized premium received for the guaranteed portion of the loan. However, based on management’s best estimate, NSBF has taken the position that the premium is fully recognized at date of settlement, and a provision against the premium is not required.

Sale of SBA Loans

During 2004, NSBF sold two unguaranteed portions of loans previously classified as held for investment aggregating approximately $23,891,000. Gross realized gains amounted to approximately $864,000 (including premium on sale). Also included in premium on sale is approximately $348,000 representing the allocated portion of the unamortized net deferred loan fees recorded at the time of loan origination.

In July 2004, NSBF sold a guaranteed portion of one loan previously classified as held for investment for approximately $220,000. Realized gain amounted to approximately $19,000 (included in premium income).

Reserve for Losses on Merchant Accounts

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, the Company or, under limited circumstances, the Company and the acquiring bank, must bear the credit risk for the full amount of the transaction. The Company evaluates its risk for such transactions and estimates its potential loss for chargebacks based primarily on historical experience and other relevant factors. As of December 31, 2004 and 2003 reserves totaled approximately $285,000 and $17,000, respectively, and is included in the accounts payable and accrued expenses line item in the accompanying consolidated balance sheets.

Stock - Based Compensation

Stock based compensation plans are more fully described in Note 17, and accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. With regard to stock options, no stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock at the date of grant. Compensation expense on restricted shares granted to employees is measured at the fair market value on the date of grant and recognized in the consolidated statement of income on a pro-rata basis over the service period which approximates the vesting period.

F19

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued):

The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in SFAS 148 “Accounting for Stock-based Compensation-Transition and Disclosure- an amendment of SFAS 123” had been used in accounting for employee stock options.

	Stock Compensation
	2004	2003	2002
Net income, as reported	$10,615,014	$9,568,787	$8,168,251
Add: Total stock based employee compensation expense recognized, net of related tax effects	686,710	408,517	123,875

Deduct: Pro forma stock based employee compensation expense determined under fair value based method for all awards, Net of related tax effects	(846,232)	(968,548)	(1,131,245)

Pro forma net income	$10,455,492	$9,008,756	$7,160,881

Earnings per share:
Basic – as reported	$.35	$.37	$.34

Basic – pro forma	$.35	$.35	$.30

Diluted – as reported	$.35	$.37	$.34

Diluted - pro forma	$.34	$.34	$.29

Proforma stock compensation expenses, above is the estimated fair value of options granted over the vesting period. For 2004, 2003 and 2002, the weighted average fair value of each option granted is estimated on the date of grant using the Black Scholes model with the following assumptions: expected volatility of 59-85%, risk-free interest rate of 1.61% to 6.15%, respectively, expected dividends of $0 and expected terms of 1-6 years.

Goodwill and Intangibles

Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies or interests in companies acquired. The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”) as of January 1, 2002. This statement requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets represent the excess of purchase price over the identifiable net assets of Vistar and consist of insurance licenses, developed technologies, trademarks, established book of business and insurance company contracts. At December 31, 2004 and 2003, these intangibles, which are included in the prepaid and other assets line item in the consolidated balance sheets (approximately $748,000 and $0, respectively) have finite lives and are being amortized over a period ranging from 18 to 36 months. Total amortization expense approximated $117,000 and $0 for the years ending December 31, 2004 and 2003, respectively.

F20

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued):

Based upon the Company’s performance of the impairment tests using the fair value approach (discounted cash flow method) required by the standard, the Company has determined that an impairment of $1,435,232, all of which relates to the Company’s Capco and other reporting segment, was incurred for the year ended December 31, 2003, and has recorded this charge in the accompanying consolidated statement of income (Note 21) . The Company determined that no impairment existed as of December 31, 2004.

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

Furniture, fixtures and equipment

Furniture, fixtures and equipment which is comprised primarily of office equipment, are stated at cost, less accumulated depreciation. Depreciation of furniture, fixtures and equipment is provided on a straight-line basis using estimated useful lives of the related assets (five years). Depreciation expense for the years ended December 31, 2004, 2003 and 2002 totaled approximately $636,000, $211,000 and $157,000, respectively, and is included in the depreciation and amortization caption in the statements of income.

Software and website development costs

The Company capitalizes its web site development costs and computer software costs consistent with the provisions of Emerging Issues Task Force (“EITF”) Issue 00-02, “Accounting for Web Site Development Costs” and Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Long-Lived Assets

The Company accounts for the carrying values of long-lived assets and certain identifiable intangible assets by evaluating the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amounts of the asset, an impairment loss is recognized. Management does not believe there are any impairments in long-lived assets at December 31, 2004.

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

F21

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued):

Employee 401k Savings Plan

Effective January 1, 2004, the Company has a 401(k) Retirement Savings Plan (the “Plan”) for the benefit of its employees. The Plan covers all eligible employees, as defined.

Employees may elect to contribute between 1% and up to the maximum amount allowed by law. The Company has the discretion to contribute to the Plan, benefiting all participating employees.

The Company has not made any contributions to date.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are complete. The most significant estimates are with respect to valuation of investments in qualified businesses, asset impairment valuation, loans receivable and tax valuation allowances. Actual results could differ from those estimates.

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

New Accounting Pronouncements

In March 2004, the EITF reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,”, and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.”. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in such evaluations made in reporting periods beginning after June 15, 2004. The implementation of EITF 03-1 did not have a material effect on our financial statements.

In March 2004, the EITF reached consensus on Issue No. 03-16, “Accounting for Investments in Limited Liability Companies.” EITF 03-16 provides guidance for determining whether a non-controlling investment in a limited liability company should be accounted for using the cost method or the equity method of accounting. The implementation of EITF 03-16 did not have a material effect on our financial statements.

F22

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued):

In December 2004, the FASB issued SFAS No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is an amendment of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and its related implementation guidance. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123.

Under SFAS 123R, the way an award is classified will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Liability-classified awards include the following:

•	Employee awards with cash-based settlement or repurchase features, such as a stock appreciation right with a cash-settlement option;

•	Awards for a fixed dollar amount settleable in the company’s stock;

•	Share-based awards with a net-settlement feature for an amount in excess of the minimum tax withholding; and

•	Awards that vest or become exercisable based on the achievement of a condition other than service, performance, or market condition.

Equity-classified awards are measured at grant-date fair value, amortized over the subsequent vesting period, and are not subsequently remeasured. Equity-classified awards include the following:

•	Share-based awards with net-settlement features for minimum tax withholdings;

•	Awards that permit a cashless exercise using a broker unrelated to the employer;

•	Awards containing a put feature that give employees the right to require the company to repurchase the shares at fair value, when the employee bears the risks and rewards normally associated with ownership for six months or longer.

SFAS 123R is effective for public entities that do not file as small business issuers as of the beginning of the first interim reporting period beginning after June 15, 2005. When we adopt SFAS 123R as of July 1, 2005 we plan to use the modified prospective approach and estimate pre-tax expense of approximately $281,000 for both the third and fourth quarters of 2005. Our estimate does not include any stock options that may be granted in the second half of 2005.

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary transactions occurring in fiscal years beginning after June 15, 2005. We do not believe there will be an impact on the financial condition and results of operations of the Company.

F23

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 – INSURANCE:

On November 19, 1998, WA purchased a structured insurance product covering a ten-year period (the “Capco Policy”) from an AA+ rated international insurance company (the “insurer”). This insurance provides for (i) the repayment, on the maturity date, of the note payable issued by WA to the Certified Investors in connection with the capitalization of WA (“Note”) (“Coverage A”) and (ii) the loss or recapture of the state tax credits delivered to the Certified Investors (“Coverage B”). Notwithstanding the insurer’s obligation, WA (the only Newtek Capco with such an obligation) remains primarily liable for repayment of the Note. Premiums for the Capco Policy have been paid in full at inception and the Capco Policy is non-cancelable. The Capco paid a total of $1,805,599 for the Capco Policy. The costs of Coverage A and B were $1,647,905 and $157,694, respectively. Under Coverage A, the insurer is required to pay the principal amount of the Note, $2,673,797, on the maturity date in June 2008. Accordingly, the Company has recorded the Coverage A payment as an asset, called “structured insurance product”, and has been increasing the recorded amount through an accretion to interest income. For each of the years ended December 31, 2004, 2003 and 2002 the Company recorded $102,938 as interest income. At the June 2008 Note maturity date, the asset balance will be $2,673,797, the insurer will pay the Certified Investors, and the Company will reverse this asset balance in full with a corresponding reversal of the Note balance.

On May 10, 2000, in conjunction with a supplemental funding WA purchased another structured insurance product, or Capco Policy, covering an eight-year period, from an AA+ rated international insurance company. This insurance provides for the same terms and conditions as the aforementioned initial insurance product as described above. The Company paid a total of $821,500 for this additional Capco Policy. The costs of Coverage’s A and B were $661,432 and $160,068, respectively. Under Coverage A, the insurer is required to pay the principal amount of the Note, $1,136,364, on the maturity date in June 2008. For each of the years ended December 31, 2004, 2003 and 2002, the Company recorded $58,469 as interest income. At the June 2008 Note maturity date, the asset balance will be $1,136,364, the insurer will pay the Certified Investors, and the Company will reverse this asset balance in full with a corresponding reversal of the Note balance.

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

For all Capcos (including WA), the Company has also purchased (which in some cases has been financed through loans) Coverage B insurance which provides for the payment of cash in lieu of tax credits in the event the Capco becomes decertified. The Capcos remain primarily liable for the requirement to deliver tax credits (or make cash payments in lieu of tax credits not delivered). The amount paid for Coverage B has been recorded as prepaid insurance and is being amortized to expense over the life of the Capco Policy. The prepaid insurance balance of $15,505,326 at December 31, 2004 and $13,282,630 at December 31, 2003 is comprised solely of the unamortized cost of Coverage B insurance.

F24

NOTE 2 – INSURANCE: (CONTINUED)

The Company is primarily liable for the payments expected to be made by the insurer for the Wilshire Advisers note payable only.

The Company’s Coverage A and B purchases are summarized as follows (there were no such purchases in the year ended December 31, 2001):

	Date of Purchase	Premium Paid for Coverage A(3)		Premium Paid for Coverage B(3)
Capco or Capco Fund
WA	November 1998	$1,647,905	(1)	$157,694

Total – 1998		$1,647,905		$157,694

WP	April 1999	$23,127,927	(2)	$3,998,948
WLA	October 1999	9,175,844	(2)	2,193,741
WI	October 1999	9,086,227	(2)	2,352,786

Total – 1999		$41,389,998		$8,545,475

WNYII	April 2000	$5,019,803	(2)	$504,745
WA	May 2000	661,432	(1)	160,068
WLPII	October 2000	2,456,565	(1)	319,958
WNYIII	December 2000	29,052,790	(2)	4,137,438

Total – 2000		$37,190,590		$5,122,209

WC	April 2002	$11,654,021	(2)	$3,604,978
WLPIII	October 2002	2,859,644	(2)	1,089,134

Total 2002		$14,513,665		$4,694,112

WLPIV	October 2003	$2,533,722		$1,093,216

Total 2003		$2,533,722		$1,093,216

WAP	February 2004	$5,149,684		$1,831,326

WDC	November 2004	6,416,950		1,757,488

WNYIV	December 2004	2,318,466		773,488

Total 2004		$13,885,100		$4,362,302

(1)	Coverage A has been accounted for as a structured insurance product as described previously in this Note.

(2)	Coverage A has been accounted for as described in Note 10.

(3)	Coverage B has been accounted for as described previously in this Note. Additionally, a portion of the premiums paid for Coverage’s A and B were financed by notes and the issuance of warrants.

The Company’s Coverage B purchases and related amortization are summarized as follows:

Prepaid Insurance as of 12/31/02	$14,056,196
Prepaid Insurance purchased during the year ended 12/31/03	1,093,216
Amortization of Prepaid Insurance for the year ended 12/31/03	(1,866,782)

Prepaid Insurance as of 12/31/03	$13,282,630

Prepaid Insurance purchased during the year ended 12/31/04	4,362,302
Amortization of Prepaid Insurance for the year ended 12/31/04	(2,139,606)

Prepaid Insurance as of 12/31/04	$15,505,326

All Capcos receive funding from the Certified Investors for the sales of notes, warrants or Company stock regardless of the accounting treatment of the Capco insurance.

F25

NOTE 3 – INVESTMENTS IN QUALIFIED BUSINESSES:

The following table is a summary of investments as of December 31, 2004, shown separately between their debt and equity components, and all terms of each are summarized. There are no expiration dates on any of the financial instruments, unless disclosed.

The various interests that the Company acquires in its qualified investments are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company’s voting interest, or the economics of the transaction if the investee is determined to be a variable interest entity.

Consolidation Method. Investments in which the Company directly or indirectly owns more than 50% of the outstanding voting securities, those the Company has effective control over, or those deemed to be a variable interest entity in which the Company is the primary beneficiary under the provisions of FIN 46 “Consolidation of Variable Interest Entities” are generally accounted for under the consolidation method of accounting. Under this method, an investment’s financial position and results of operations are reflected within the Company’s Consolidated Balance Sheets and Consolidated Statements of Income. All significant inter-company accounts and transactions, including returns of principal, dividends, interest received and investment redemptions have been eliminated. The results of operations and cash flows of a consolidated operating entity are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest, exercised control over the entity for the entire interim period or was otherwise designated as the primary beneficiary. Upon dilution of control below 50%, or upon occurrence of a triggering event requiring reconsideration as to the primary beneficiary of a variable interest entity, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

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

Under the equity method of accounting, an investee’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Consolidated Statements of Income; however, the company’s share of the earnings or losses of the investee is reflected in the caption “Equity income (loss)” in the Consolidated Statements of Income.

Cost Method. Investees not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such companies is not included in the Consolidated Balance Sheets and Consolidated Statements of Income. However, cost method impairment charges are recognized, as necessary, in the Consolidated Statement of Income. If circumstances suggest that the value of the investee has subsequently recovered, such recovery is not recorded until realized.

F26

The Company’s debt and equity investments have substantially been made with funds available to Newtek through the Capco programs. These programs generally require that each Capco meet a minimum investment benchmark within 5 years of initial funding. The investments listed below qualify for this purpose. In addition, any funds received by a Capco as a result of a debt repayment or equity return may, under the terms of the Capco programs, be reinvested and this will be counted towards the Capcos’ minimum investment benchmarks.

F27

NOTE 3 – INVESTMENTS IN QUALIFIED BUSINESSES:

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

DEBT INVESTMENTS - Summary

Total

Principal Outstanding at December 31, 2002	$3,962,353

Debt investments made in 2003	1,200,000

Return of principal – 2003	(1,569,744)

Other than temporary decline in value of investments-2003	(1,199,930))

Reclassification to consolidated based on FIN 46 adoption	(972,500)

Principal Outstanding at December 31, 2003	$1,420,179

Debt investments made in 2004	6,667,680

Return of principal, net of recoveries – 2004	(5,178,762)

Principal Outstanding at December 31, 2004	$2,909,097

COST INVESTMENTS- Summary

Equity investments at December 31, 2002	$1,091,110

Equity investments made in 2003	710,000

Reclassification of consolidated investment-2003	272,627

Reclassification to consolidated based on FIN 46 adoption-2003	(982,627)

Other than temporary decline in the value of investments-2003	(791,110)

Total equity investments at December 31, 2003	$300,000

Equity investments made in 2004	—

Total equity investments at December 31, 2004	$300,000

F28

NOTE 3 – INVESTMENTS IN QUALIFIED BUSINESSES (Continued):

The Company has not guaranteed any obligation of these investees, and the Company is not otherwise committed to provide further financial support for the investees. However, from time-to-time, the Company may decide to provide such additional financial support which, as of December 31, 2004 was not significant. Should the Company determine that an impairment exists upon its periodic review, and it is deemed to be other than temporary, the Company will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the Consolidated Statements of Income.

All companies in which the Company has made equity investments provide the Company with unaudited financial statements. For each equity method investment, Newtek management reviews the facts and circumstances that are apparent to ascertain if an adjustment is necessary to the books of the investee to make its financial statements materially correct.

NOTE 4 – CUSTOMER ACCOUNTS:

In connection with the acquisition of Automated Merchant Services and CrystalTech Web Hosting, Inc. (Note 20), the Company acquired customer accounts valued at approximately $2,910,000 and $2,300,000, respectively at the acquisition date. The carrying amount of customer accounts, including those acquired prior to this acquisition, net of accumulated amortization at December 31, 2004 and 2003 is approximately $4,393,000 and $3,024,000, respectively. Customer accounts are being amortized over a thirty to sixty-six month period. Total amortization expense of customer accounts included in the accompanying consolidated statements of income for the years ended December 31, 2004, 2003 and 2002 was approximately $957,000, $ 226,000 and $26,000, respectively. Total expected amortization expense for the next five fiscal years are as follows:

December 31:	Amount
2005	$1,001,510
2006	1,001,510
2007	1,001,510
2008	937,453
2009	446,566
2010	4,677

$4,393,226

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

F29

NOTE 5 – NOTES PAYABLE – CERTIFIED INVESTORS: (CONTINUED)

Of the total proceeds, the Company allocated $2,608,797 to the note and $65,000 to the warrant. The Company initially recorded the note at $2,608,797 and has been increasing such amount via an accretion to interest expense. For each of the years ended December 31, 2004, 2003 and 2002, the Company recorded $6,500 of interest expense for such accretion. The interest rate on this note is 10%. At the maturity date in June 2008, the note balance will be $2,673,797 and the Insurer will pay such amount to the Certified Investor.

In May 2000, WA issued an additional note to a Certified Investor for total proceeds of $1,251,630. This note has been recorded at its face amount of $1,136,364, which is the amount payable at maturity in 2008. The interest rate on this note is 10%. The excess of the proceeds over the face amount, or $115,266, is being amortized to income over the term of the note.

Under the terms of the notes, WA is required to maintain minimum levels of working capital and tangible net worth, as defined. The note is collateralized by substantially all assets of WA.

Following is a summary of the Note Payable Certified Investor balance:

Balance – December 31, 2002	$3,844,181
Add: Interest Expense	721,802
Less: Deliveries of tax credits	(650,230)
Less: Amortization of premium to income	(14,208)

Balance – December 31, 2003	$3,901,545
Add: Interest Expense	412,185
Less: Deliveries of tax credits	(373,576)
Less: Amortization of premium to income	(14,208)

Balance – December 31, 2004	$3,925,946

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

NOTE 6 – NOTES PAYABLE-INSURANCE AND OTHER:

In April 2000, WNYII borrowed $1,500,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of this Capco. The note bore interest at 9.5% and was payable in three installments beginning on October 13, 2001, with the final payment made on April 13, 2003.

F30

NOTE 6 – NOTES PAYABLE-INSURANCE AND OTHER: (CONTINUED)

In October 2000, WLPII borrowed $300,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of this Capco. The note bore interest at 9.92%, and was payable in three installments beginning on April 13, 2002, with the final payment made on October 13, 2003.

In January 2001, WNYPIII borrowed $5,200,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of this Capco. The note bore interest at 9.4%, and is payable in three installments beginning on July 31, 2002, with the final payment made on January 31, 2004. Accrued interest included in accounts payable and accrued expenses at December 31, 2003 amounted to approximately $102,000. The final installment was paid in 2004.

In April 2002, WC borrowed $2,000,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of this Capco. The notes bear interest at 7.9%, and are payable in three installments beginning on October 22, 2003, with the final payment due on April 22, 2005. Accrued interest included in accounts payable and accrued expenses at December 31, 2004 and 2003 amounted to approximately $363,000 and 135,000, respectively.

In October 2002, WLPIII borrowed $1,000,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of this Capco. The notes bear interest at 7.4%, and are payable in three installments beginning on April 15, 2003, with the final payment due on October 15, 2005. Accrued interest included in accounts payable and accrued expenses at December 31, 2004 and 2003 amounted to approximately $156,000 and 92,000, respectively.

In October 2003, WLPIV borrowed $1,000,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of this Capco. The notes bear interest at 6.9%, and are payable in three installments beginning on March 30, 2005, with the final payment due on September 30, 2006. Accrued interest included in accounts payable and accrued expenses at December 31, 2004 and 2003 amounted to approximately $85,000 and $14,000, respectively.

In February 2004, WAP borrowed $3,000,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of this Capco. The notes bear interest at 6.9%, and are payable in three installments beginning on July 1, 2005, with the final payment due on January 1, 2007. Accrued interest included in accounts payable and accrued expenses at December 31, 2004 amounted to approximately $205,000.

In November 2004, WDC borrowed $2,500,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of this Capco. The notes bear interest at 7.65%, and are payable in three installments beginning on May 4, 2006, with the final payment due on November 04, 2007. Accrued interest included in accounts payable and accrued expenses at December 31, 2004 amounted to approximately $27,000.

In December 2004, the Company borrowed $750,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of the WNYIV Capco. The notes bear interest at 7.9%, and are payable in three installments beginning on June 1, 2006, with the final payment due on December 1, 2007. Accrued interest included in accounts payable and accrued expenses at December 31, 2004 amounted to approximately $3,000.

F31

NOTE 6 – NOTES PAYABLE – INSURANCE AND OTHER: (CONTINUED)

These notes are collateralized by the assets of the respective Capcos.

Following is a summary of the Notes Payable – Insurance balance:

Balance – December 31, 2002	$5,369,896
Less: Repayments made in 2003	(2,254,760)
Add: Borrowings in 2003	1,000,000

Balance – December 31, 2003	$4,115,136
Less: Repayments made in 2004	(2,487,941)
Add: Borrowings in 2004	6,250,000

Balance – December 31, 2004	$7,877,195

The Capcos/the Company borrowed these funds to assist in paying the premiums for the Capco insurance and thus providing greater liquidity in the Capcos. These additional borrowings enabled the Capcos to have more cash available to make more qualified investments. The borrowings can be repaid from the proceeds of returns to the capcos through principal and interest on debt investments and returns of or on equity from investments made or cash flows from operations. AI Credit, as well as the insurers for the Capco insurance policy, are subsidiaries of AIG.

In August 2003, in connection with the acquisition of Automated Merchant Services, Inc. (“AMS”), the company issued $1,200,000 of notes to the selling shareholders. The notes bear interest at 6%, and monthly payments of principal and interest are required until the maturity date of January 31, 2006. As of December 31, 2004, the unpaid principal amount of $520,000 is reflected on the balance sheet in notes payable-other.

The aggregate amounts of principal payments on notes payable – insurance and other maturing in each of the next three years are as follows (all are as of December 31st):

2005	$2,603,144
2006	2,289,169
2007	3,504,882

$8,397,195

NOTE 7 – BANK NOTES PAYABLE (LINES OF CREDIT):

In June, 2004 NSBF executed an amendment to its then existing credit agreement with a bank whereby the $75,000,000 line of credit was extended through June 2005 under revised terms. These revised terms include a reduced advanced rate and funding requirements and requires NSBF to purchase $1,500,000 shares of Preferred Stock on the earlier of a) the repayment in full of all obligations under the loan agreement and b) the termination date. Such amount is classified as mandatory redeemable preferred stock on the accompanying consolidated balance sheet in accordance with Statement of Financial Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. As of December 31, 2004 and 2003, the amount outstanding under this line of credit was approximately $26,006,000 and $51,990,000, respectively. The line of credit bears interest at the prime interest rate minus 0.50%, and is secured by the loans made by

F32

NOTE 7 – BANK NOTES PAYABLE (LINES OF CREDIT):

NSBF. The interest rate at December 31, 2004 and 2003 was 4.75% and 3.50%, respectively. Interest on the line is payable monthly in arrears. In addition, this line of credit requires that a percentage of all advances made to NSBF be deposited into an account in the name of the bank. The balance in this account as of December 31, 2004 and 2003 was approximately $1,800,000 and $2,670,000, respectively and is included in receivable from bank on the accompanying consolidated balance sheets. This line of credit requires NSBF to meet certain administrative and financial covenants, including the maintenance of a minimum net worth, ratio of total indebtedness to net worth, minimum subordinated debt requirements and profitability covenants as defined in the agreement and amendment. Management has obtained a waiver for a non financial covenant requiring a minimum of $10,000,000 of subordinated debt at December 31, 2004. NSBF is in compliance with all other covenants as of December 31, 2004 and all covenants at 2003.

In June 2004, NSBF entered into a $4,000,000 revolving credit facility to finance the origination of SBA loans. The revolving credit facility bears interest at the prime interest rate and is collateralized by the loans made by NSBF. The agreement expired on December 31, 2004, but is renewable for successive twelve month periods thereafter. Subsequent to year end, this credit facility was renewed. As of December 31, 2004, NSBF had approximately $1,981,000 outstanding on the revolving line of credit, and is included within bank notes payable in the consolidated balance sheets.

NOTE 8 – LOANS RECEIVABLE (NON-CAPCO):

Loans receivable are generated by NSBF, and are primarily related to entities in the Eastern region of the United States with concentrations in the restaurant and hotel and motel industries.

Below is a summary of the SBA loan receivable balance, net of SBA loan loss reserves as of December 31, 2004:

Balance at January 1, 2003	$56,073,016
SBA Loans originated for investments	6,416,688
Payments Received in 2003	(9,549,339)
Provision for SBA loan losses	(473,418)
Discount on loan originations, net	(416,222)

Balance at December 31, 2003	$52,050,725

SBA Loans originated for investments	$14,546,691
Sale of SBA loans held for investment	(23,227,585)
Payments Received in 2004	(9,071,305)
Deferred origination fees	826,808
Provision for SBA loan losses	(205,022)
Discount on loan originations, net	(734,265)

Balance at December 31, 2004	$34,186,047

F33

NOTE 8 – LOANS RECEIVABLE (NON-CAPCO): (CONTINUED)

Below is a summary of the reserve for loan losses balance as of December 31, 2004:

Balance at January 1, 2003	$2,557,624
SBA Loan loss provision charged in 2003	473,418
Recoveries	125,386
Charge-offs	(1,542,815)

Balance at December 31, 2003	$1,613,613

SBA Loan loss provision charged in 2004	$493,303
Recoveries	189,300
Reversal of unallocated component of allowance	(288,281)
Loan charge-offs	(386,676)

Balance at December 31, 2004	$1,621,259

Below is a summary of the SBA loans held for sale as of December 31, 2004:

Balance at January 1, 2003	$—
Loan originations for sale	18,684,588
Loans sold	(15,065,006)

Balance at December 31, 2003	$3,619,582

Loan originations for sale	$36,842,692
SBA loans held for investment, reclassified as held for sale	23,227,585
Loans sold	(61,427,824)

Balance at December 31, 2004	$2,262,035

The unpaid principal amount of loans serviced for others of approximately $157,380,000 and $123,800,000 at December 31, 2004 and 2003, respectively, is not included on the accompanying consolidated balance sheets.

All loans are priced at the prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans that are repurchased from the secondary market by the SBA. As of December 31, 2004 and 2003, the portion of NSBF’s net loans receivable with adjustable interest rates were approximately $32,400,000 and $49,700,000, respectively.

For the years ended December 31, 2004 and 2003, NSBF funded approximately $52,200,000 and $25,100,000 in loans and sold approximately $38,200,000 and $15,100,000 of the guaranteed portion of the loans, respectively.

F34

NOTE 8 – LOANS RECEIVABLE (NON-CAPCO): (CONTINUED)

As of December 31, 2004 and 2003, approximately $34,300,000 and $52,000,000, respectively, of loans made by the Company are pledged as collateral against the outstanding balances on the Company’s existing lines of credit.

Accruing loans past due ninety days or more as of December 31, 2004 and 2003 amounted to approximately $0 and $97,000, respectively.

As of December 31, 2004 and 2003, total impaired nonaccrual loans amounted to approximately $1,972,000 and $3,201,000, respectively. Approximately $463,000 and $511,000 of the allowance for loan losses were allocated against such impaired nonaccrual loans, respectively, in accordance with SFAS No. 114. Had interest on these impaired nonaccrual loans been accrued, such interest would have amounted to approximately $251,000 and $229,000 for the year ended December 31, 2004 and 2003, respectively. This $1,229,000 decrease in nonaccrual loans was primarily attributable to seven loans aggregating approximately $1,230,000 being fully liquidated and one loan in the amount of $135,000 being reclassified as performing offset by other loans being classified as nonperforming.

The following is a summary of Loans Receivable at:

	2004	2003
Due in one year or less	240,686	168,291
Due between one and five years	967,742	2,619,618
Due after five years	35,749,367	51,292,651

Total	36,957,795	54,080,560
Less: Allowance for loan losses	(1,621,259)	(1,613,613)
Less: Deferred origination fees, net	(1,150,489)	(416,222)

Balance – December 31	$34,186,047	$52,050,725

NOTE 9 – CREDITS IN LIEU OF CASH:

Following an application process, a state or jurisdiction will notify a company that it has been certified as a Capco. The state or jurisdiction then allocates an aggregate dollar amount of tax credits to the Capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the Capco. The Capco is entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements. Each statute requires that the Capco invest a threshold percentage of “certified capital” (the funds provided by the insurance company investors) in businesses defined as qualified within the time frames specified. As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco program. Such a disqualification, or “decertification” as a Capco results in a permanent recapture of all or a portion of the allocated tax credits. The proportion of the possible recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks. As the Capco progresses in its investments in Qualified Businesses and, accordingly, places an increasing proportion of the tax credits beyond recapture, it earns an amount equal to the non-recapturable tax credits and records such amount as income, with a corresponding asset called “credits in lieu of cash” in the consolidated balance sheets. The amount earned and recorded as income is determined by multiplying the total amount of tax credits allocated to the Capco by the percentage of tax credits immune from recapture (the earned income percentage) at that point. To the extent that the investment requirements are met ahead of schedule, and the percentage of non-recapturable tax credits is accelerated, the present value of the tax credit earned is

F35

NOTE 9 – CREDITS IN LIEU OF CASH: – (CONTINUED)

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

Following is a summary of the Credits in Lieu of Cash balance:

Balance – December 31, 2002	$41,580,950
Less: Deliveries made in 2003	(15,220,272)
Add: Credits earned in 2003	44,933,405

Balance – December 31, 2003	$71,294,083
Less: Deliveries made in 2004	(15,975,374)
Add: Credits earned in 2004	33,564,626

Balance – December 31, 2004	$88,883,335

NOTE 10 – NOTES PAYABLE IN CREDITS IN LIEU OF CASH:

As described in Note 1, each Capco has separate contractual arrangements with the Certified Investors obligating the Capco to make payments on the aforementioned Notes.

At the time the Capcos obtained the proceeds from the issuance of the Notes, Capco warrants or Company common stock to the Certified Investors, the proceeds were deposited into escrow accounts which required that the insurance contracts be concurrently and simultaneously purchased from the insurer before the remaining proceeds could be released to and utilized by the Capco. The Capco Note agreements require, as a condition precedent to the funding of the Notes that insurance be purchased to cover the risks associated with the operation of the capco. This insurance is purchased from American International Specialty Lines Insurance Company and National Union Fire Insurance Company of Pittsburgh, both subsidiaries of American International Group, Inc. (AIG), an international insurer. AIG and these subsidiaries are AAA credit rated. In order to comply with this condition precedent to the funding, the notes closing is structured as follows: (1) the Certified Investors wire the proceeds from the notes issuance directly into an escrow account; (2) the escrow agent, pursuant to the requirements under the note and escrow agreement, automatically and simultaneously funds the purchase of the insurance contact from the proceeds received. The notes offering can not close without the purchase of the insurance and the Capcos are not entitled to the use and benefit of the net proceeds received until the escrow agent has completed the payment for the insurance. Under the terms of this insurance, the insurer incurs the primary obligation to repay the Certified Investors a substantial portion of the debt as well as to make compensatory payments in the event of a loss of the availability of the related tax credits. These insurance contracts are similar to those described in Note 2, however, the Coverage A portion of these contracts makes the insurer primarily obligated for a portion of the liability.

The Capcos, however, are secondarily, or contingently, liable for such payments. The Capco, as a secondary obligor, must assess whether it has a contingency under the provisions of Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” to record on the date of issuance and at every reporting date thereafter until the insurer makes all their required payments. At December 31, 2004, management has concluded that the likelihood of the Capcos becoming primarily liable for the payments required to be made by the insurer under Coverage A on the Notes is remote (i.e., the insurer failing to make payment), because the insurer, a subsidiary of a major multi-national insurance

F36

NOTE 10 – NOTES PAYABLE IN CREDITS IN LIEU OF CASH: (CONTINUED)

company, has a claims paying ability having the rating “AA+,” the highest available. The contingent obligation (the portion incurred by the insurer due to the purchase of the insurance) must be recorded at fair value, which the Company has assessed at zero at December 31, 2004 and 2003.

The Coverage B portion of these contracts is similar to the coverage described in Notes 2 and 6.

The Company has allocated the initial proceeds received in 2004 and 2003 from the Certified Investors as follows:

	2004	2003
Notes payable, net (including premiums)	$29,360,676	$6,657,930
Company common stock	493,024	87,700

	$29,853,700	$6,745,630

Set forth below is the total amount of principal repayments due to Certified Investors for which the Company’s capcos are secondarily liable:

Year	Ending December 31
2005	$46,619,881
2006	8,409,682
2007	13,488,567
2008	526,975
2009	70,450,683

Total	$139,495,788

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

F37

The following is a summary of Notes issued by the Company’s Capcos and a reconciliation of Notes payable in credits in lieu of cash balances at December 31, 2004 (exclusive of proceeds allocated to warrants and Company common stock as noted above):

Capco, Due Date, Stated Rate and Imputed Interest Rate Of Note	Original Principal	Insurer’s Primary Obligation	Newtek’s Primary Obligation	Payments in Credits in Lieu of Cash	Accrued Interest (@ stated rate)	A Newtek’s Obligation at 12/31/04	Original Issue Discount on Newtek’s Obligation	Cumulative Amortized Discount	B Unamortized Discount At 12/31/04	(A+B)= Balance of Newtek Obligation @12/31/04
WI, due 2008, 10.0%, 21.9%	$16,666,667	$(5,939,649)	$10,727,018	$(10,000,001)	$4,578,178	$5,305,195	$(3,146,579)	$2,150,974	$(995,605)	$4,309,590
WLA, due 2008, 11.7%, 22.3%	$16,400,000	$(4,810,015)	$11,589,985	$(10,373,000)	$4,990,917	$6,207,902	$(4,365,829)	$3,030,026	$(1,335,803)	$4,872,099
WLP II, due 2009, 9.3%, 18.0%	$3,050,000	$(1,100,908)	$1,949,092	$(1,258,125)	$695,158	$1,386,125	$(699,097)	$437,963	$(261,134)	$1,124,991
WP, due 2010 9.2%, 19.2%	$37,384,028	$(15,266,802)	$22,117,226	$(17,757,413)	$11,126,022	$15,485,835	$(7,861,123)	$4,722,139	$(3,138,984)	$12,346,851
WNY II, due 2010, 9.5%, 27.9%	$6,807,866	$(2,929,053)	$3,878,813	$(2,723,048)	$1,843,851	$2,999,616	$(2,001,756)	$958,893	$(1,042,863)	$1,956,753
WNY III, due 2011, 8.7%, 16.6%	$35,160,202	$(14,079,476)	$21,080,726	$(10,548,060)	$7,598,845	$18,131,511	$(6,608,240)	$2,892,319	$(3,715,921)	$14,415,590
WLP III, due 2012, 7.2%, 8.7%	$8,000,000	$(2,000,921)	$5,999,079	—	$735,611	$6,734,690	$(968,824)	$312,531	$(656,293)	$6,078,397
WCOL, due 2013, 10.3%, 13.60%	$22,057,767	$(9,349,608)	$12,708,159	$(3,860,109)	$3,589,915	$12,437,965	$(2,234,795)	$634,047	$(1,600,748)	$10,837,217
WLPIV, due 2013, 5.7%, 9.0%	$6,800,000	$(1,858,632)	$4,941,368	—	$347,799	$5,289,167	$(816,590)	$140,449	$(676,141)	$4,613,026
WAP, due 2014, 6.0%, 11.3%	$11,111,111	$(3,333,763)	$7,777,348	—	$185,877	$7,963,225	$(2,029,108)	$432,030	$(1,597,078)	$6,366,147
WDC, due 2013, 5.21%, 11.2%	$13,106,416	$(3,723,796)	$9,382,620	—	$58,372	$9,440,992	$(2,915,728)	$27,815	$(2,887,913)	$6,553,079
WNY IV, due 2015, 7.5%, 11.2%	$5,218,377	$(1,846,378)	$3,371,999	—	$12,627	$3,384,626	$(602,506)	$2,868	$(599,638)	$2,784,988

TOTALS	$181,762,434	$(66,239,001)	$115,523,433	$(56,519,756)	$35,763,172	$94,766,849	$(34,250,175)	$15,742,054	$(18,508,121)	$76,258,728

F38

NOTE 10 – NOTES PAYABLE IN CREDITS IN LIEU OF CASH (Continued):

The following is a summary of Notes issued by the Company’s Capcos and a reconciliation of Notes payable in credits in lieu of cash balances at December 31, 2003 (exclusive of proceeds allocated to warrants and Company common stock as noted above):

Capco, Due Date, Stated Rate and Imputed Interest Rate Of Note	Original Principal	Insurer’s Primary Obligation	Newtek’s Primary Obligation	Payments in Credits in Lieu of Cash	Accrued Interest (@ stated rate)	A Newtek’s Obligation at 12/31/03	Original Issue Discount on Newtek’s Obligation	Cumulative Amortized Discount	B Unamortized Discount At 12/31/03	(A+B)= Balance of Newtek Obligation @12/31/03
WI, due 2008, 10.0%,21.9%	$16,666,667	$(5,939,649)	$10,727,018	$(8,333,334)	$3,964,376	$6,358,060	$(3,146,579)	$1,713,576	$(1,433,003)	$4,925,057
WLA, due 2008, 11.7%,22.3%	$16,400,000	$(4,810,015)	$11,589,985	$(8,569,000)	$4,311,860	$7,332,845	$(4,365,829)	$2,446,907	$(1,918,922)	$5,413,923
WLP II, due 2009, 9.3%, 18.0%	$3,050,000	$(765,908)	$2,284,092	$(1,258,125)	$556,669	$1,582,636	$(699,097)	$360,995	$(338,102)	$1,244,534
WP, due 2010 9.2%, 19.2%	$37,384,028	$(15,266,802)	$22,117,226	$(14,019,010)	$9,582,930	$17,681,146	$(7,861,123)	$3,789,072	$(4,072,051)	$13,609,095
WNY II, due 2010, 9.5%, 27.9%	$6,807,866	$(2,929,053)	$3,878,813	$(2,042,360)	$1,505,061	$3,341,514	$(2,001,756)	$721,865	$(1,279,891)	$2,061,623
WNY III, due 2011, 8.7%,16.6%	$35,160,202	$(14,079,476)	$21,080,726	$(7,032,040)	$5,871,009	$19,919,695	$(6,608,240)	$2,125,862	$(4,482,378)	$15,437,317
WLP III, due 2012, 7.2%, 8.7%	$8,000,000	$(2,000,921)	$5,999,079	—	$392,400	$6,391,479	$(968,824)	$159,594	$(809,230)	$5,582,249
WCOL, due 2013, 10.3%, 13.60%	$22,057,767	$(9,349,608)	$12,708,159	—	$2,270,565	$14,978,724	$(2,234,795)	$367,157	$(1,867,638)	$13,111,086
WLPIV, due 2013, 5.7%, 9.0%	$6,800,000	(1,858,632)	4,941,368	—	58,347	4,999,715	(816,590)	$57,469	$(759,121)	$4,240,594

TOTALS	$152,326,530	$(57,000,064)	$95,326,466	$(41,253,869)	$28,513,217	$82,585,814	$(28,702,833)	$11,742,497	$(16,960,336)	$65,625,478

Under the note agreements, no interest is paid by the Capcos in cash provided that the Certified Investors receive the uninterrupted use of the tax credits. The Certified Investors acknowledge, in the note agreements, that the insurer is primarily responsible for making the scheduled cash payments as provided in the notes.

F39

NOTE 11 – MINORITY INTEREST:

The minority interest held by the investees, in the form of warrants entitle the holders to purchase, for a $.01 exercise price, an interest in a Capco or Capco fund. The values ascribed to the warrants issued to the Certified Investors and the Insurer have been recorded as minority interests. In addition, certain minority interests have already been acquired by minority shareholders. A portion of the initial proceeds received from the Certified Investors is allocated to the warrants using a discounted cash flow method. The following is the aggregate percentage interest of the minority shareholders in each respective Capco or Capco fund as of December 31, 2004:

Capco or Capco Fund	% Interest
WP, Florida	9.75%
WI, Wisconsin	2.44%
WLA, Louisiana	10.98%
WNYII, New York	24%
WLPII, Louisiana (a Capco fund)	4.5%
NYIII, New York	8.9%

In January 2003 SBA, Inc., a majority owned subsidiary of the Company, issued preferred stock to Credit Suisse First Boston Management Corporation for cash proceeds of $2,000,000. Newtek has accounted for this issuance of preferred stock of a subsidiary as an increase to its minority interest liability in the accompanying consolidated balance sheets at December 31, 2004 and 2003.

NOTE 12 – INCOME FROM TAX CREDITS:

As described in Note 1, each Capco has a contractual arrangement with a particular state or jurisdiction that legally entitles the Capco to earn and deliver tax credits (ranging from 10% to 11% per year) from the state or jurisdiction upon satisfying certain criteria. During the years ended December 31, 2004, 2003 and 2002, certain of the Company’s Capcos satisfied certain investment benchmarks and the related recapture avoidance percentage requirements and accordingly, earned a portion of the tax credits. In addition, in 2004, 2003 and 2002, the Company recognized income from tax credits resulting from the accretion of the discount attributable to tax credits earned in prior years. As the tax credits are delivered to the Certified Investors, the asset balance is offset against notes payable in credits in lieu of cash.

Below is a summary of Newtek’s income from tax credits, by Capco and by year.

F40

NOTE 12 – INCOME FROM TAX CREDITS: (CONTINUED)

	Tax Credit Revenue Recognized:	Amount recognized since inception	Amount to be recognized in future periods (c)		Total Amount of Tax Credits Allocated
Wilshire Advisers, LLC
1999	371,228
2000	2,749,268
2001	94,742
2002	220,803
2003	122,904
2004	97,952	3,656,897	153,264	(a)	3,810,161

Wilshire Partners, LLC
1999	10,592,326
2000	3,783,949
2001	3,713,360
2002	15,246,878
2003	1,102,976
2004	944,851	35,384,340	1,999,688	(a)	37,384,028

Wilshire Investors, LLC
1999
2000
2001	5,000,000
2002
2003	10,353,940
2004	421,236	15,775,176	891,491	(a)	16,666,667

Wilshire LA Advisers, LLC
1999
2000
2001	5,412,000
2002
2003	11,207,104
2004	455,946	17,075,050	964,950	(a)	18,040,000

Wilshire LA Partners II, LLC
1999
2000
2001
2002	2,879,389
2003	112,373
2004	98,986	3,090,748	264,252	(a)	3,355,000

Wilshire LA Partners III, LLC
1999
2000
2001
2002
2003	909,091
2004	5,673,290	6,582,381	1,417,619	(a)	8,000,000

F41

NOTE 12 – INCOME FROM TAX CREDITS: (CONTINUED)

	Tax Credit Revenue Recognized:	Amount recognized since inception	Amount to be recognized in future periods (c)		Total Amount of Tax Credits Allocated
Wilshire NY Advisers II, LLC
1999
2000
2001	2,003,824
2002	3,838,946
2003	228,025
2004	200,859	6,271,654	536,212	(a)	6,807,866

Wilshire NY Partners III, LLC
1999
2000
2001	5,274,030
2002	5,274,030
2003	20,805,433
2004	1,037,364	32,390,857	2,769,345	(a)	35,160,202

Wilshire Colorado Partners, LLC (Statewide and Rural Pools)
1999
2000
2001
2002	3,143,000
2003	91,559
2004	15,695,733	18,930,292	3,127,475	(a)	22,057,767

Wilshire LA Partners IV, LLC
1999
2000
2001
2002
2003
2004	801,887	801,887	5,998,113	(b)	6,800,000

Wilshire Alabama Partners, LLC
1999
2000
2001
2002
2003
2004	8,136,522	8,136,522	2,974,589	(a)	11,111,111

Wilshire DC Partners, LLC
1999
2000
2001
2002
2003
2004	—	—	13,106,416	(c)	13,106,416

F42

NOTE 12 – INCOME FROM TAX CREDITS: (CONTINUED)

	Tax Credit Revenue Recognized:	Amount recognized since inception	Amount to be recognized in future periods (c)		Total Amount of Tax Credits Allocated
Wilshire New York Partners IV, LLC
1999
2000
2001
2002
2003
2004	—	—	5,218,377	(c)	5,218,377

Total
1999	10,963,554
2000	6,533,217
2001	21,497,956
2002	30,603,046
2003	44,933,405
2004	33,564,626	148,095,804	39,421,791		187,517,595

(a)	These Capcos have met the final state/jurisdiction mandated investment threshold hurdle, which means all of the tax credits have been earned. If the tax credits are “earned” before the state/jurisdiction is required to make delivery, then the present value of the tax credit earned is recorded upon completion of the requirements. The balance shown represents the discounted portion of the tax credits which will be recognized in future periods.

(b)	The respective Capco has NOT met the final state/jurisdiction mandated investment threshold hurdle, which means these tax credits have NOT been earned.

(c)	Amounts will be recognized to the extent the related minimum investment requirements are met.

NOTE 13 – INCOME TAXES:

Provision for income taxes for the years ended December 31, 2004, 2003, and 2002 is as follows:

	2004	2003	2002
Current Provision:
Federal	$468,048	$—	$—
State and local	187,832	—	—

	655,880	—	—

Deferred Provisions:
Federal	5,182,669	6,101,319	2,370,104
State and local	628,118	988,320	287,306

	5,810,787	7,089,639	2,657,410

Provision for income taxes	$6,466,667	$7,089,639	$2,657,410

F43

NOTE 13 – INCOME TAXES: (CONTINUED)

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate (34%) to the provision for income taxes for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
	(Benefit) Provision	(Benefit) Provision	(Benefit) Provision
Provision for income taxes at U.S. federal statutory rate of 34%	$5,807,772	$5,600,377	$2,442,102
State and local taxes, net of federal benefit	891,068	988,320	287,306
Permanent difference (goodwill impairment)	—	574,093	—
Deferred tax asset valuation allowance decrease	(235,145)	—	—
Other	2,972	(73,151)	(71,998)

	$6,466,667	$7,089,639	$2,657,410

Deferred tax assets and liabilities consisted of the following at December 31, 2004 and 2003:

	2004	2003
Deferred tax assets:
Net operating losses	$18,620,914	$17,023,641
NOL carryforwards and built in losses subject to annual Section 382 limitation	4,095,253	4,942,708
Loan loss reserves	524,384	—
Interest payable in credits in lieu of cash	84,459	462,311
Investment losses	59,680	59,680
Deferred charges	204,183	204,183
Other	245,165	—

Total deferred tax assets	23,834,038	22,692,523

Deferred tax liabilities:
Credits in lieu of cash	(35,612,438)	(28,565,605)
Depreciation and amortization	(140,614)	—

Total deferred tax liabilities	(35,753,052)	(28,565,605)

Less: Valuation allowance	(4,707,563)	(4,942,708)

Net deferred tax liability	$(16,626,577)	$(10,815,790)

At December 31, 2004, the Company had net operating losses aggregating approximately $54,752,000 which expire beginning in 2020. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. The Company has established a valuation allowance of approximately $10,400,000 of deferred tax assets attributable to NSBF. Management has determined that a valuation allowance is not required at December 31, 2004 and 2003 for the remaining deferred tax asset as it believes that it is more likely than not that the deferred tax assets will be realized.

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

F44

NOTE 13 – INCOME TAXES: (CONTINUED)

Pursuant to Section 382 of the Internal Revenue Code, NSBF experienced an ownership change on December 31, 2002 at the end of the business day. NSBF is therefore subject to an annual limitation of approximately $225,000 on deductions for NOL carryforwards.

NOTE 14 – COMMITMENTS AND CONTINGENCIES:

Commitments to Make Qualified Investments

A Capco or Capco fund is required to make Investments in Qualified Businesses under a qualified investment schedule, as defined, in order to remain certified as a Capco. If the Company does not make such qualified investments within the statutorily provided time frame, the Capco is subject to Decertification and Revocation, as defined in the respective Capco agreements, of its certificate and, accordingly, the Certified Investor could be subject to forfeiture or recapture of its previously granted respective state or jurisdiction tax credits. This risk has been insured under Coverage B (Notes 2 and 10). Generally, a Capco or Capco fund must invest at least 50% of its Certified Capital in qualified businesses within five years after the certification date. At December 31, 2004 and 2003, the Company had invested the percent of its Certified Capital as follows:

Capco or Capco Fund	December 31, 2004	December 31, 2003
WA, New York	61%	59%
WP, Florida	71%	55%
WI, Wisconsin	50%	50%
WLA, Louisiana	51%	51%
WNYII, New York	50%	50%
WLAPII, Louisiana	50%	50%
WNYIII, New York	50%	50%
WC, Colorado (statewide)	50%	30%
WC, Colorado (rural)	50%	25%
WLPIII, Louisiana	50%	38%
WLPIV, Louisiana	31%	0%
WAP, Alabama	50%	0%
WDC, District of Columbia	0%	0%
WNYIV, New York	0%	0%

For certain Capcos, when 100% of the Certified Capital is invested in qualified businesses as defined, the respective state or jurisdiction is entitled to a percentage of all appreciation of assets in excess of the amount required to produce a specific internal rate of return.

F45

NOTE 14 – COMMITMENTS AND CONTINGENCIES: (CONTINUED)

Operating and Employment Commitments

The following summarizes the Company’s obligations and commitments, as of December 31, 2004, for future minimum cash payments required under operating lease and employment agreements:

Year	Operating Leases	Employment Agreements	Total
2005	$1,220,871	$2,011,004	$3,231,875
2006	1,192,706	781,336	1,974,042
2007	756,789	397,917	1,154,706
2008	558,976	—	558,976
2009	425,060	—	425,060
Thereafter	1,064,196	—	1,064,196

Total	$5,218,598	$3,190,257	$8,408,855

Rent expense for 2004, 2003 and 2002 was approximately $943,000, $723,000 and $278,000, respectively.

Legal Matters

From time to time the Company and its subsidiaries are parties to various legal proceedings in the normal course of business. At December 31, 2004, Newtek is not involved in any material pending litigation other than one routine lawsuit incidental to seeking repayment of funds loaned and related counterclaims. The Company anticipates that the ultimate resolution of such matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 15 – RELATED PARTY TRANSACTIONS:

During the years ended December 31, 2004, 2003 and 2002, the Company obtained financial consulting services from a professional services firm, in the approximate amounts of $155,000 $211,000 and $180,000, respectively. Two partners of such firm, are related to one of the Company’s directors and officers.

During 2004 and part of 2003, the Company leased 4 cubicles of office space in New York City, from a company controlled by the father-in-law of an officer and director of the Company. The aggregate cost of the rental was approximately $28,800 and $10,800 for 2004 and 2003 respectively.

CrystalTech WebHosting, Inc., pays the CEO (who is also the former shareholder) rent for its principal office location in Phoenix, Arizona. The aggregate cost of the rental was approximately $74,000 in 2004.

F46

NOTE 16 – CONVERSION OF MINORITY MEMBERSHIP INTERESTS INTO NEWTEK STOCK:

In May 2004, Newtek issued 144,458 shares of its common stock valued at approximately $369,000 in exchange for the minority interests in Wilshire Colorado, Wilshire Alabama Partners, Wilshire Louisiana Partners III and Wilshire Louisiana Partners IV. These have been accounted for as a purchase transaction. In August 2004, Newtek issued 74,850 shares of its common stock in exchange for the remaining minority interests in Wilshire Colorado and has been accounted for as a purchase transaction. In September, 2004, Newtek issued 30,000 shares valued at approximately $120,000 in exchange for a minority interest in a subsidiary of Wilshire Investors, LLC. In November, 2004 Newtek issued 74,850 shares valued at approximately $175,000 and $100,000 in cash in exchange for the remaining minority interest in Wilshire Alabama and has accounted for this as a purchase transaction. The fair value of Newtek’s common stock was determined based upon the quoted market price of Newtek’s common stock, less a discount factor of 55% due to certain restrictions on the sale of the stock. Such value exceeded the book values of the minority interests by approximately $1,061,000, and Newtek has recorded such amount as goodwill.

In 2003, the Company issued 106,000 shares of its common stock valued at approximately $362,000 to minority members in Newtek Small Business Finance in exchange for all of such minority interests. This has been accounted for as a purchase transaction. The fair value of the Company’s common stock was determined based upon the quoted market price of the Company’s common stock, less a 37.5% discount due to certain restrictions on the sale of the stock. Such value exceeded the book value of the minority interests by approximately $362,000 and the Company has recorded such amount as goodwill.

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

NOTE 17 - STOCK OPTIONS GRANTED TO DIRECTORS AND EMPLOYEES:

The Newtek Business Services, Inc. 2000 Stock Incentive and Deferred Compensation Plan, as amended in 2002, (the “Plan”) currently provides for the issuance of awards of restricted shares or options for up to a maximum of 4,250,000 shares of common stock to employees and non-employees. All restricted shares or options are issued at the fair market value on the date of grant. Options issued generally have a maximum term that ranges from 2 to 10 years and vesting provisions that range from 0 to 3 years.

F47

NOTE 17 – STOCK OPTIONS GRANTED TO DIRECTORS AND EMPLOYEES: (CONTINUED)

As of December 31, 2004 the Company has a total of 1,354,003 options outstanding (this amount is net of cancellations and includes 109,000 of options issued to non-employees) to purchase shares of common stock to certain members of management, employees, consultants and directors. The details of option activity of the plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2001	1,348,333	5.13
Granted	1,262,671	3.61
Exercised	—	—
Cancelled	(154,167)	5.65

Outstanding, December 31, 2002	2,456,837	4.30
Granted	151,444	4.63
Exercised	(203,243)	3.16
Cancelled	(577,667)	4.49

Outstanding, December 31, 2003
Outstanding, December 31, 2003	1,827,371	4.40
Granted	—	—
Exercised	(198,324)	3.38
Cancelled	(275,044)	5.46

Outstanding, December 31, 2004	1,354,003	$4.30

The amount of options exercisable at December 31, 2004, 2003 and 2002 were 1,269,487, 1,304,701, and 801,329 at weighted average exercise prices of $4.38, $4.74, and $5.37 respectively. The following table summarizes information about stock options exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercises Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$3.05 - $4.30	1,050,336	2.84 years	$3.53	955,823	$3.49
$7.00 - $10.00	303,667	5.92 years	$7.00	313,664	$7.00

Total	1,354,003		$4.30	1,269,487	$4.36

NOTE 18 – UNEARNED COMPENSATION:

On October 22, 2003, the board of directors authorized the 2003 Incentive Plan and awarded 419,458 units of restricted common stock to 67 individuals with greater than six months of service with the Company. The vesting period for each grant ranges from 12 to 39 months and the units are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one share of common stock for each unit vested. None of the grants have gone to executive

F48

NOTE 18 – UNEARNED COMPENSATION: (CONTINUED)

management of the Company nor have these individuals participated in any of Newtek’s incentive restricted stock or option programs. On the date of grant the Company had recorded unearned compensation of $2,348,965 measured by the fair market value of the underlying stock on the grant date, which was $5.60.

In connection with the CrystalTech acquisition, the Company issued 69,444 shares of restricted common stock to employees, vesting periods ranged from 12 to 36 months and the shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one share of common stock for each share vested. None of the grants have gone to executive management of the Company nor have these individuals participated in any of Newtek’s incentive restricted stock or option programs. On the date of grant the Company had recorded unearned compensation of $252,000 measured by the fair market value of the underlying stock on the grant date, which was $3.63.

In connection with the Vistar acquisition, the Company granted 213,710 units of restricted stock to the officers of the acquired company. The vesting period is 12 to 36 months, the shares are vested upon certain thresholds of profitability, and the shares are forfeitable upon early voluntary or involuntary termination of the officers. On the date of the grant, the Company had recorded unearned compensation of $795,000 measured by the fair market value of the underlying stock on the grant date, which was $3.72.

Unearned compensation has been classified as a reduction to shareholders’ equity in the accompanying consolidated balance sheet at December 31, 2004 and 2003. The amount of compensation expense relating to the grants was approximately $899,000 and $171,000 and is included in the accompanying consolidated statement of income for the years ended December 31, 2004 and 2003, respectively.

NOTE 19 – EARNINGS PER SHARE:

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
The calculations of Net Income Per Share were:
Numerator:
Numerator for basic and diluted EPS - income available to common stock holders	$10,615,014	$9,568,787	$8,168,251
Numerator for basic and diluted EPS - extraordinary item	—	186,729	3,643,009
Numerator for basic and diluted EPS - income before extraordinary item	$10,615,014	$9,382,058	$4,525,242
Denominator:
Denominator for basic EPS – weighted average shares	30,067,737	25,777,147	24,183,501
Effect of dilutive securities (stock options and restricted stock units)	310,960	400,127	110,039
Denominator for diluted EPS - weighted average shares	30,378,697	26,177,274	24,293,540
Net EPS: Basic	$.35	$.37	$.34
Net EPS: Diluted	$.35	$.37	$.34
Net EPS: Basic before extraordinary gain	$.35	$.36	$.19
Net EPS: Diluted before extraordinary gain	$.35	$.36	$.19

F49

NOTE 19 – EARNINGS PER SHARE: (CONTINUED)

The amount of anti-dilutive shares/units excluded from above is as follows:

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
Stock options	323,667	480,167	700,833
Warrants	5,516	—	—
Contingently issuable shares	1,282,801	582,980	582,980

NOTE 20 – ACQUISITIONS:

CrystalTech Web Hosting Inc.

On July 8, 2004, Newtek completed the acquisition of CrystalTech Web Hosting, Inc, a web hosting company for a purchase price of $9,363,000 in cash and 69,444 shares of Newtek’s Business Services’ common stock valued at $250,000. In addition, there is a contingent payment of $1,250,000 in cash and 486,111 shares of common stock if CrystalTech achieves certain profitability goals, which shares have not been recorded in the financial statements. Founded in 1997, CrystalTech provides simple shared hosting plans and more complex dedicated hosting plans. The acquisition of CrystalTech expanded our customer base, created cross- selling opportunities for our growing suite of services available to small and medium sized businesses. Their services are offered through our direct distribution channel.

The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	80,000
Intangible assets	2,300,000
Goodwill	8,257,000
Fixed assets	297,000
Other assets	48,000

Total assets acquired	$10,982,000

Current liabilities (including accrued acquisition costs	$634,000
Deferred revenues	1,092,000

Total liabilities assumed	1,726,000

Purchase price, net of cash acquired	$9,256,000

The difference between the aggregate purchase price and the fair value of the assets acquired and the liabilities assumed has been recorded either as goodwill or as an intangible asset. The intangible assets are being amortized over a sixty month period. For the period ended December 31, 2004, amortization expense relating to the intangible assets totaled approximately $352,000.

The Company’s purchase price allocations are preliminary and have not been finalized as the Company is awaiting the completion by an outside appraiser of the valuations of the intangible assets

F50

NOTE 20 – ACQUISITIONS: (CONTINUED)

acquired. The Company does not anticipate any significant differences between current book values and the fair values upon the completion of the asset valuations.

Vistar Insurance Agency

On July 30, 2004, Colorado Outsourced Technology Solutions LLC (a Newtek owned company) purchased Vistar Insurance Services, (“Vistar”) a Maryland Corporation. Vistar is an alternative insurance distributor helping financial institutions and agents establish or expand insurance operations. It is licensed to conduct insurance agency business in 49 states and has a complete line of insurance products in the areas of life, health, property and casualty, disability and employee benefits. The acquisition of Vistar complemented our insurance product line, and expanded our cross- selling customer base approach through our direct distribution channels.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	126,000
Intangibles	748,000
Fixed assets	34,000
Other assets	74,000

Total assets acquired	$982,000

Current liabilities (including accrued acquisition costs)	$402,000

Total liabilities assumed	$402,000

Purchase price, net of cash received	$580,000

The difference between the aggregate purchase price and the fair value of the assets acquired and the liabilities assumed has been recorded as intangible assets with useful lives ranging from 18 months to 3 years. For the period ended December 31, 2004, total amortization expense approximated $117,000.

The Company’s purchase price allocations are preliminary and have not been finalized as the Company is awaiting the completion by an outside appraiser of the valuations of the intangible assets acquired. The Company does not anticipate any significant differences between current book values and the fair values upon the completion of the asset valuations.

Automated Merchant Services Acquisition

On August 7, 2003, a majority-owned subsidiary of Newtek completed the acquisition of substantially all of the stock of Automated Merchant Services, Inc. (“AMS”), a company engaged in the business of soliciting merchants and others for electronic payment processing services. The acquisition brought to Newtek’s electronic payment processing business an additional 2,100 existing clients as of closing, as well as 10 customer representatives covering the Southern Florida market. In addition to gaining a significant foothold in the Florida small to medium-sized business market, Newtek will utilize this acquisition to cross-market other Newtek products and services including its small business lending service, outsourced financial information systems service and tax and insurance services. Newtek plans on growing AMS beyond the Florida market and expanding its product base to include everything that

F51

NOTE 20 – ACQUISITIONS: (CONTINUED)

Newtek’s existing processing marketer, Newtek Merchant Solutions, offers. Newtek’s aggregate cost to acquire AMS was approximately $3.1 million, of which $1.5 million was paid in cash and $1.2 million in three year, 6 percent promissory notes issued to the selling shareholders. Also included in the aggregate cost is $160,000 of AMS liabilities assumed by Newtek and $215,000 of acquisition costs.

The results of AMS’s operations and financial position have been included in the accompanying consolidated condensed financial statements since the acquisition date.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$155,053
Customer merchant accounts	2,909,953
Other Assets	2,593

Total assets acquired	$3,067,599

Current liabilities	$48,871
Notes payable to seller	1,200,000
Shares of Newtek stock to seller	111,000
Total liabilities assumed	$1,359,871

Cash paid	$1,707,728

The difference between the aggregate purchase price of $3,068,000 (including acquisition costs of $215,000) and the fair value of the tangible assets acquired, $158,000, has been recorded as customer merchant accounts. These customer accounts are being amortized over a sixty-six month period. For the year ended December 31, 2004 and 2003, amortization expense relating to the customer merchant accounts totaled approximately $529,000 and $212,000, respectively.

The following unaudited pro forma results of operations set forth below is based upon the Company’s historical consolidated statements of income for the years ended December 31, 2004, 2003 and 2002, adjusted to give effect to the acquisitions of CrystalTech and Vistar as of January 1, 2003, and the acquisition of AMS as of January 1, 2002. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

Pro forma (unaudited) for the years ended December 31:

	2004	2003	2002
Total revenues	$74,233,314	$67,515,953	$37,036,824
Income before extraordinary items	11,971,032	10,484,527	5,203,666
Net Income	11,971,032	10,484,527	8,846,675
Income per share – basic	$.40	$.41	$.22
Income per share – diluted	$.40	$.40	$.21
Income before extraordinary items-basic	$.40	$.41	$.37
Income before extraordinary items-diluted	$.40	$.40	$.36

F52

NOTE 21 – GOODWILL:

At December 31, 2004, goodwill amounted to approximately $11,150,000. Additions to goodwill in 2004 consisted of approximately $8,799,000 related to the CrystalTech acquisition, In addition, approximately $1,061,000 of goodwill was recorded upon issuance of Newtek common stock in exchange for certain capco minority interests. At December 31, 2004 and December 31, 2003 management performed the annual impairment test required under SFAS 142 using a present value cash flow method, and determined that the carrying amount of goodwill pertaining to the acquisition of Exponential and certain capco minority interests was impaired and, accordingly, recorded a $1,435,232 impairment charge in the accompanying consolidated statement of income for the year ended December 31, 2003. There was no impairment at December 31, 2004.

NOTE 22 – SEGMENT REPORTING:

Newtek’s reportable segments are as follows: SBA lending, electronic payment processing, web hosting, and Capcos and other.

Operating segments are organized internally primarily by the type of services provided, and in accordance with SFAS No. 131, the Company has aggregated similar operating segments into three reportable segments, SBA lending, electronic payment processing, web hosting and Capcos and other.

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

The electronic payment processing segment is a processor of credit card transactions, as well as a marketer of credit card and check approval services to the small business market. Revenue generated from electronic payment processing is included on the consolidated statements of income as a separate line item. Expenses include direct costs (included in a separate line captioned credit card processing direct costs), professional fees, payroll and consulting, and other expenses, all of which are included in the respective caption on the consolidated statements of income.

The web hosting segment consists of CrystalTech Web Hosting, acquired in July 2004. CrystalTech’s revenues are derived primarily from web hosting services of web hosting and set up fees. CrystalTech generates expenses such as professional fees, payroll and consulting, which are included in the respective caption on the accompanying consolidated statements of income, as well as licenses and fees, depreciation and amortization, and general office expenses, all of which are included in other expenses in the respective caption on the consolidated statements of income.

F53

NOTE 22 – SEGMENT REPORTING: (CONTINUED)

The Capcos and other segment represents Newtek’s activities in the certified capital company market as described in Note 1, as well as activities not included in the other three segments.

Management has considered the following characteristics when making its determination of its operating and reportable segments:

•	the nature of the product and services,

•	the type or class of customer for their products and services,

•	the methods used to distribute their products or provide their services, and

•	the nature of the regulatory environment, for example, banking, insurance, or public utilities.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	For the year ended December 31, 2004	For the year ended December 31, 2003	For the year ended December 31, 2002
Revenue
SBA Lending	$10,337,820	$7,390,079	$—
Electronic payment processing	19,141,434	6,297,246	1,584,476
Web hosting	4,428,141	—	—
Capco & other	36,272,391	46,805,475	33,115,151

Total	$70,179,786	$60,492,800	$34,669,627

Income (loss) before provision for income taxes and extraordinary items
SBA Lending	$2,615,650	$751,287	$—
Electronic payment processing	1,238,578	(920,469)	(1,258,665)
Web hosting	2,077,394	—	—
Capco & other	11,150,059	16,640,879	8,441,317

Total	$17,081,681	$16,471,697	$7,182,652

Depreciation and Amortization
SBA Lending	$836,682	$50,740	$—
Electronic payment processing	705,036	312,836	58,299
Web hosting	587,006	—	—
Capco & other	330,657	140,599	89,382

Total	$2,459,381	$504,175	$147,681

F54

NOTE 22 – SEGMENT REPORTING: (CONTINUED)

INTERCOMPANY Revenue eliminated above
SBA Lending	$—	$—	$—
Electronic payment processing	805,591	485,633	86,092
Web hosting	—	—	—
Capco & other	2,223,626	1,551,503	1,157,655

Total	$3,029,217	$2,037,136	$1,243,747

INTERCOMPANY Expenses eliminated above
SBA Lending	$889,674	$256,320	$—
Electronic payment processing	1,349,069	950,874	495,159
Web hosting	—	—	—
Capco & other	790,474	709,459	748,588

Total	$3,029,217	$1,916,653	$1,243,747

	December 31, 2004	December 31, 2003	December 31, 2002
Identifiable Assets
SBA Lending	$48,839,937	$64,738,750	$—
Electronic payment processing	3,507,162	7,308,940	5,119,864
Web hosting	12,367,893	—	—
Capco & other	163,682,924	120,136,319	163,934,874

Total	$228,397,916	$192,184,009	$169,054,738

NOTE 23 – SUBSEQUENT EVENTS:

In February 2005, the Company announced that Exponential Business Development Co. Inc. (“Exponential”) will receive an estimated distribution from its managed investment partnerships of $1 million of cash during the first quarter of 2005. This distribution resulted from the sale of Vicarious Visions by two managed investment partnerships which generated total proceeds of $2,534,000 to the investment partnerships.

On March 28, 2005, CrystalTech entered into a transaction with Technology Investment Capital Corp. to borrow $8 million to be repaid over 5 years. The entire net proceeds of approximately $7.8 million will be distributed to Newtek as a special dividend.

NOTE 24 – QUARTERLY INFORMATION (UNAUDITED):

The following table sets forth certain unaudited consolidated quarterly statement of operations data from the twelve quarters ending December 31, 2004. This information is unaudited but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below. The consolidated quarterly data should be read in conjunction with the current audited consolidated states and notes thereto.

F55

NOTE 24 – QUARTERLY INFORMATION (UNAUDITED): (CONTINUED)

	Three Months Ended
2004	3/31	6/30	9/30	12/31	Full Year
Total Revenue	$7,870,493	$14,482,335	$21,598,452	$26,228,506	$70,179,786
Income (loss) before provision for income taxes and extraordinary items	$(3,188,544)	$2,796,659	$7,044,045	$9,539,169	$16,191,329
Income (Loss) Before Extraordinary Gains	$(1,704,056)	$1,833,087	$4,316,844	$6,169,139	$10,615,014
Net Income	$(1,704,056)	$1,833,087	$4,316,844	$6,169,139	$10,615,014
EPS – Basic	$(0.06)	$.07	$.13	$.18	$0.35
EPS – Diluted	$(0.06)	$.07	$.13	$.18	$0.35

	Three Months Ended
2003	3/31	6/30	9/30	12/31	Full Year
Total Revenue	$12,919,444	$14,720,148	$26,428,634	$6,424,574	$60,492,800
Income (loss) before provision for income taxes and extraordinary items	$2,741,962	$4,435,829	$15,531,626	$(6,237,720)	$16,471,697
Income (Loss) Before Extraordinary Gains	$1,672,597	$2,705,955	$9,474,292	$(4,470,786)	$9,382,058
Net Income	$1,859,326	$2,705,955	$9,474,292	$(4,470,786)	$9,568,787
EPS – Basic	$0.07	$0.11	$0.37	$(.17)	$0.37
EPS – Diluted	$0.07	$0.10	$0.36	$(.17)	$0.37

	Three Months Ended
2002	3/31	6/30	9/30	12/31	Full Year
Total Revenue	$6,071,701	$5,350,857	$16,903,531	$6,343,538	$34,669,627
Income (loss) before provision for income taxes and extraordinary items	$(257,427)	$(879,736)	$8,795,224	$(475,409)	$7,182,652
Income (Loss) Before Extraordinary Gains	$(159,605)	$(545,436)	$5,453,038	$(222,755)	$4,525,242
Net Income	$105,979	$(545,436)	$5,453,038	$3,154,670	$8,168,251
EPS – Basic	$.00	$(.02)	$.22	$.14	$.34
EPS – Diluted	$.00	(.02)	.22	.14	.34

F56

Newtek Business Services, Inc.

Schedule II – Valuation and Qualifying Accounts

For the year ended December 31, 2004

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
Loan Loss Reserves	1,613,000	205,000	189,000[1]	386,000[2]	1,621,000

Valuation allowance for deferred tax assets	4,943,000	—	—	243,000[3]	4,700,000

[1]	Recovery of previously written off accounts.

[2]	Uncollectible accounts written off.

[3]	Recognition of previously reserved deferred tax asset

F57

Newtek Business Services, Inc.

Schedule II – Valuation and Qualifying Accounts

For the year ended December 31, 2003

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
Loan Loss Reserves	—	473,000	2,683,000[4]	1,543,000[5]	1,613,000
Valuation allowance for deferred tax assets	—	—	4,943,000[6]	—	4,943,000

[4]	The company acquired Newtek Small Business Finance on January 1, 2003. In conjunction with this acquisition the company acquired a portfolio of small business loans with a loan loss reserve of $2,558,000. Additionally, included in other is $125,000 of recoveries of previously written off accounts.

[5]	Uncollectible accounts written off.

[6]	The company acquired a net operating loss carry-forward when it purchased majority ownership of Newtek Small Business Finance on January 1, 2003. This net operating loss carry-forward has been fully reserved by the company.

F58

Newtek Business Services, Inc.

Schedule II – Valuation and Qualifying Accounts

For the year ended December 31, 2002

Column A	Column B	Column C		Column D	Column E
Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
Loan Loss Reserves[7]	—	—	—	—	—
Valuation allowance for deferred tax assets[8]	—	—	—	—	—

[7]	During 2002, the company did not have a loan portfolio and accordingly, had no provision for loan losses

[8]	There was no valuation allowance on deferred tax assets at December 31, 2002.

F59