Form 10-K/A
period 2004-12-31
NEWTEK BUSINESS SERVICES INC
filed 2005-04-01
CIK 1094019

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

The Company’s Annual Report on Form 10-K previously filed contained three exhibits showing the incorrect date due to human or technical error. The Exhibit Index and the correctly dated Exhibits 31.1, 31.2 and 32.1, pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, respectively, have been attached hereto.

EXHIBITS INDEX

Number	Description
2.1	Agreement and Plan of Merger between REXX Environmental Corporation and Newtek Business Services, Inc.(formerly known as TWG, Inc.) dated December 9, 1999. (Incorporated by Reference to Exhibit 2.1 to Registration Statement No. 333-43550).

2.2	Plan of Merger between BJB Holdings and Whitestone Acquisition Corp. dated January 14, 2000. (Incorporated by reference to Exhibit No. 2.2 to Registration Statement No. 333-43550).

2.3	Stock Purchase Agreement among Greg S. Watkins, Daren J. Barone and REXX Environmental Corporation dated June 10, 1999. (Incorporated by reference to Exhibit No. 2.3 to Registration Statement No. 333-43550).

2.4	Letter Agreements amending the term of the Stock Purchase Agreement dated November 29, 1999, January 6, 2000, April 27, 2000 and June 28, 2000. (Incorporated by reference to Exhibit No. 2.4 to Registration Statement No. 333-43550).

2.5	Agreement and Plan of Merger among Newtek Capital, Inc., Exponential Business Development Company, Inc. and the Shareholders of Exponential Business Development Company, Inc., January 9, 2002 (Incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.)

2.6	Agreement and Plan of Merger among Newtek Capital, Inc., Wilshire New York Partners III, LLC, Comcap Holdings Corp., Charles Freeman, Craig Reynolds, the Majority Shareholders of Comcap Holdings Corp., and the Green Family Entities, and to be Joined in by SBA Holdings, Inc., August 8, 2002 (Incorporated by reference to Exhibit 2.1 to Newtek’s Current Report on Form 8-K, filed October 2, 2002.)

2.7	Amended and Restated Guaranty Agreement, dated June 22, 2004, between Newtek Business Services, Inc. and DB Structured Products, Inc. (Incorporated by reference to Exhibit 10.2 to Newtek’s Report on Form 8-K, dated June 25, 2004.)

2.8	Agreement and Plan of Merger, August 7, 2003, among Newtek Business Services, Inc., Automated Merchant Services Acquisition Corp., Automated Merchant Services, Inc., Martin Blank, Michael Rothman and Ellen Rothman, Trustees, and Michael Rothman (Incorporated by reference to Exhibit 2.1 to Newtek’s Report on Form 8-K, filed October, 2003.)

2.9	Asset Purchase Agreement, dated April 28, 2004, between Newtek Business Services, Inc., and CrystalTech Web Hosting, Inc. (including a listing of omitted schedules). (Incorporated by reference to Exhibit 2.1 to Newtek’s Report on Form 8-K dated April 30, 2004.)

2.10	Amended and Restated Master Loan and Security Agreement, dated December 31, 2002 between Newtek Small Business Finance, Inc. and DB Structured Products, Inc., and Amendments thereto, dated January 23, 2004, March 22, 2004 and June 22, 2004. (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 8-K, dated June 25, 2004.)

3.1	Certificate of Incorporation of Newtek Business Services, Inc., as revised and restated through November 25, 2002. (Incorporated by reference to Exhibit 3i-2 of Newtek’s Report on Form 10-Q, filed May 14, 2004.)

3.2	Bylaws of Newtek Business Services, Inc. (Incorporated by reference to Exhibit No. 3.2 to Registration Statement No. 3.2.)

10.1	Employment Agreement with Jeffrey G. Rubin, May 14, 2004. (Incorporated by reference to Exhibit No. 10.1 to Newtek’s Registration Statement No. 333-115615.)

10.2	Employment Agreement with Barry Sloane, May 14, 2004. (Incorporated by reference to Exhibit No. 10.2 to Newtek’s Registration Statement No. 333-115615.)

10.3	Employment Agreement with Brian A. Wasserman, May 14, 2004. (Incorporated by reference to Exhibit No. 10.3 to Newtek’s Registration Statement No. 333-115615.)

10.4	Employment Agreement with John R. Cox, dated as of December 31, 2002. (Incorporated by reference to Exhibit 10.5 to Registration Statement No. 333-115615.)

10.5	Employment Agreement between CrystalTech Web Hosting, Inc. and Tim Uzzanti dated July 9, 2004. (Incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-115615.)

2

21.1	Subsidiaries of the Registrant.*

23.1	Consent of PricewaterhouseCoopers LLP.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	previously filed.

3