Form 10-Q
period 2005-03-31
NEWTEK BUSINESS SERVICES INC
filed 2005-05-16
CIK 1094019

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Check whether the registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 13, 2005, 33,907,172 shares of Common Stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004

	March 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$48,295,721	$50,921,982
Restricted cash	2,402,427	2,181,675
Credits in lieu of cash	85,779,300	88,883,335
SBA loans receivable (net of reserve for loan losses of $981,305 and $1,621,259, respectively)	35,804,300	34,186,047
Accounts receivable (net of allowance of $91,716 and $72,062, respectively)	1,474,635	1,561,252
Receivable from bank	7,479,851	1,799,537
SBA loans held for sale	5,455,957	2,262,035
Accrued interest receivable	362,829	375,411
Investments in qualified businesses – cost method investments	300,000	300,000
Investments in qualified businesses –held to maturity debt investments	3,009,186	2,909,097
Structured insurance product	3,256,464	3,216,112
Prepaid insurance	14,844,347	15,505,326
Prepaid expenses and other assets (net of accumulated amortization of deferred financing costs and other intangibles of $592,162 and $404,105, respectively)	7,269,533	4,708,865
Capitalized servicing asset (net of accumulated amortization of $749,891 and $486,799, respectively)	2,041,620	2,084,763
Furniture, fixtures and equipment (net of accumulated depreciation and amortization of $1,270,196 and $1,025,672, respectively)	2,977,767	1,958,927
Customer merchant accounts (net of accumulated amortization of $1,620,463 and $1,226,741, respectively)	6,079,388	4,393,226
Goodwill	7,892,508	11,150,326

Total assets	$234,725,833	$228,397,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$7,039,240	$9,725,690
Notes payable – certified investors	3,934,047	3,925,946
Notes payable – insurance	7,185,226	7,877,195
Notes payable – other	8,440,000	520,000
Bank notes payable	35,227,301	27,987,696
Deferred revenue	1,159,783	1,160,286
Notes payable in credits in lieu of cash	75,119,731	76,258,728
Mandatorily redeemable preferred stock	1,500,000	1,500,000
Deferred tax liability	15,071,075	16,626,577

Total liabilities	154,676,403	145,582,118

Minority interest	5,421,257	5,720,950

Commitments and contingencies
Shareholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 39,000,000 shares, issued and outstanding 33,907,172 and 33,873,333, not including 582,980 shares held in escrow)	678,144	677,467
Additional paid-in capital	53,206,615	52,858,400
Unearned compensation	(2,288,325)	(2,297,459)
Retained earnings	23,031,739	25,856,440

Total shareholders’ equity	74,628,173	77,094,848

Total liabilities and shareholders’ equity	$234,725,833	$228,397,916

See accompanying notes to these unaudited consolidated financial statements

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005, AND 2004

	2005	2004
Revenue:
Income from tax credits	$1,061,341	$2,023,525
Electronic payment processing	6,010,983	3,232,504
Servicing fee and premium income	812,965	1,177,372
Web hosting	2,248,876	—
Interest and dividend income	1,073,133	1,028,948
Other income	1,883,087	473,149
Insurance commissions	221,099	—

Total revenue	13,311,484	7,935,498

Expenses:
Interest	3,697,291	3,764,774
Payroll and consulting fees	4,096,982	2,185,449
Electronic payment processing costs	4,481,074	2,100,986
Professional fees	1,738,822	994,609
Insurance	720,737	714,962
Provision for loan losses	100,762	104,681
Depreciation and amortization	1,089,395	290,321
Other	1,960,021	968,260

Total expenses	17,885,084	11,124,042

Loss before minority interest and benefit for income taxes	(4,573,600)	(3,188,544)

Minority interest	259,857	300,314

Loss before benefit for income taxes	(4,313,743)	(2,888,230)
Benefit for income taxes	1,489,042	1,184,174

Net loss	$(2,824,701)	$(1,704,056)

Weighted average common shares outstanding
Basic	33,892,252	26,471,248
Diluted	33,892,252	26,471,248
Net loss per share
Basic	$(.08)	$(.06)
Diluted	$(.08)	$(.06)

See accompanying notes to these unaudited consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	2005	2004
Cash flows from operating activities:
Net loss	$(2,824,701)	(1,704,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from tax credits	(1,061,341)	(2,023,525)
Deferred income taxes	(1,555,502)	(1,184,174)
Depreciation and amortization	1,089,395	290,321
Provision for loan losses	100,762	104,681
SBA loans originated for sale	(8,850,505)	(8,111,992)
Proceeds from sale of SBA loans held for sale	5,656,583	9,449,200
Accretion of interest income	(40,352)	(43,904)
Accretion of interest expense	3,034,048	3,021,416
Stock compensation	413,991	261,588
Minority interest	(259,857)	(300,314)
Changes in assets and liabilities
Prepaid insurance	660,979	(1,290,456)
Prepaid expenses, accounts receivable, receivable from bank and other assets	(7,697,701)	(1,345,423)
Accounts payable and accrued expenses	(2,451,997)	(162,715)

Net cash used in operating activities	(13,786,198)	(3,039,353)

Cash flows from investing activities:
Investment in qualified businesses - held to maturity debt investments	(438,000)	—
Return of investments – held to maturity debt investments	337,911	136,122
Purchase of furniture, fixtures and equipment	(1,342,252)	(216,482)
SBA Loans originated for investment	(2,818,820)	(2,873,160)
Payments received on SBA loans	1,212,027	2,353,900
Other investments	(37,813)	(15,449)

Net cash used in investing activities	(3,086,947)	(615,069)

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (CONTINUED)

	2005	2004
Cash flows from financing activities:
Proceeds from issuance of notes payable to certified investors	$—	$10,895,850
Cash paid for Coverage A (Syndication of Notes)	—	(2,149,684)
Principal payments of note payable-insurance	(691,969)	(778,716)
Proceeds from note payable - other	8,000,000	—
Repayments of note payable – other	(80,000)	(120,000)
Change in restricted cash	(220,752)	(573,209)
Net proceeds from SBA bank notes payable	7,239,605	3,651,980
Net proceeds from exercise of stock options	—	546,069
Net proceeds from issuance of common stock	—	1,301,592

Net cash provided by financing activities	14,246,884	12,773,882

Net (decrease) increase in cash and cash equivalents	(2,626,261)	9,119,460
Cash and cash equivalents – beginning of period	50,921,982	33,444,611

Cash and cash equivalents – end of period	$48,295,721	$42,564,071

Supplemental disclosure of cash flow activities:

Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$4,165,376	$4,820,604

Issuance of notes in partial payment for insurance	$—	$3,000,000

Issuance of warrant in connection with purchase of Coverage A Insurance	$—	$250,000

CrystalTech Final Purchase Price Allocations to Goodwill
Additions to customer accounts	$2,081,905
Additions to intangibles	560,311
Additions to furniture and fixtures	374,991
Deductions to goodwill	(3,257,818)
Net additions to assets and liabilities	240,611

Net effect on purchase price	$—

See accompanying notes to these unaudited consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Unaudited):

Basis of presentation and description of business

The unaudited consolidated financial statements of Newtek Business Services, Inc. and Subsidiaries (the “Company” or “Newtek”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all wholly and majority owned subsidiaries, and several portfolio companies in which the certified capital companies own non- controlling minority interest or those which Newtek is considered to be the primary beneficiary of (as defined under FIN 46 and FIN 46R). All inter-company balances and transactions have been eliminated in consolidation.

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

The unaudited consolidated financial statements of Newtek, reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of Newtek at March 31, 2005, the results of operations and its cash flows for the three months ended March 31, 2005. Results of operations for the interim periods may not be representative of results to be expected for a full year. All adjustments are of a normal recurring nature.

Reference is made to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004, for a complete set of financial notes including the Company’s significant accounting policies.

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

Newtek formed its fifteenth capco, Wilshire Texas Partners I, and received certification as a certified capital company on March 30, 2005.

The State of Louisiana has four “capco funds” which are all a part of and consolidated with the WLA Capco. The second, Wilshire Louisiana Partners II, LLC (WLPII), and the third, Wilshire Louisiana Partners III, LLC (WLPIII), were formed in October 2001, and October 2002, respectively. The fourth, Wilshire Louisiana Partners IV, LLC (WLPIV) was formed in October 2003.

In general, the Capcos issue debt and equity instruments, (“Certified Capital”), to insurance company investors (“Certified Investors”). The Capcos then make targeted investments (“Investments in Qualified Businesses”, as defined under the respective state statutes, or, “Qualified Businesses”) with the Certified Capital raised, which in most cases may be majority-owned or primarily controlled by the Capcos after the investments are consummated (excluding investments made by the Louisiana Capco). Participation in each Capco program legally entitles the Capco to receive (or earn) tax credits from the state upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the Capcos to maintain their state-issued certifications, the Capcos must make Investments in Qualified Businesses in accordance with these requirements. These state requirements are mirrored in the limitations agreed to by each Capco in its written agreements with its Certified Investors and limit the activities of the Capcos to conducting the business of a Capco. Each Capco also has separate, legal contractual arrangements with the Certified Investors obligating the Capco to refrain from unauthorized activities, to use the proceeds from the notes only for Capco-authorized (i.e., “qualified”) investments, to limit fees for professional services related to making, buying or selling investments to $200,000 per Capco annually; and to pay interest on the aforementioned debt instruments.

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

Restricted Cash

Under the terms of an agreement between Newtek Small Business Finance (“NSBF”) and Deutsche Bank, all payments received from NSBF’s borrowers except for principal and interest on the guaranteed portion of the loans are transferred into a restricted bank account. NSBF cannot use these funds until the end of a calendar month at which time the funds are used to pay required principal and interest to the bank and certain other required payments. As of March 31, 2005 and December 31, 2004, restricted cash was $2,402,427 and $2,181,675, respectively.

Under the terms of the processing agreement between Universal Processing Services of WI (d/b/a Newtek Merchant Solutions of WI, “NMS-WI”), and their primary processing bank, NMS-WI maintains a cash account as a reserve against chargeback losses. As processing fees are received by the processing banks, a certain percentage is allocated to the cash reserve account. Total restricted cash held at the processing bank at March 31, 2005 and December 31, 2004 totaled $125,000 and is included in prepaid and other assets in the consolidated balance sheets.

Stock - Based Compensation

The Company has elected to continue using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for employee stock options. With regard to stock options, no stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to the market value of the underlying common stock at the date of grant. Compensation expense on restricted shares granted to employees is measured at the fair market value on the date of grant and recognized in the consolidated statements of operations on a pro-rata basis over the service period which approximates the vesting period.

The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in Statement of Financial Accounting Standard (“SFAS”) No. 148 “Accounting for Stock-based Compensation-Transition and Disclosure- an amendment of SFAS 123” had been used in accounting for employee stock options.

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
As reported
Net loss	$(2,824,701)	$(1,704,056)
Add: Total stock based employee compensation expense recognized, net of related tax effects	236,419	143,101

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(330,323)	(208,262)

Pro forma net loss	$(2,918,605)	$(1,769,217)

Earnings per share:
Basic – as reported	$(0.08)	$(0.06)

Basic – pro forma	$(0.09)	$(0.07)

Diluted – as reported	$(0.08)	$(0.06)

Diluted – pro forma	$(0.09)	$(0.07)

For the three months ended March 31, 2005 the weighted average fair value of the options granted was estimated on the date of grant using the Black Scholes model with the following assumptions: expected volatility of 90%, risk-free interest rate of 1.98, expected dividends of $0 and an expected term of 4 years.

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are complete. The most significant estimates are with respect to valuation of investments in qualified businesses, asset impairment valuation, loans receivable and tax valuation allowances. Actual results could differ from those estimates.

New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” This interpretation requires companies to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not believe that the adoption of FIN No. 47 will have a material impact on the Company’s consolidated financial statements.

In April 2005, the Securities and Exchange Commission approved a new rule that delays the effective date of SFAS No. 123 (revised 2004), Share-Based Payments, which requires companies to expense the value of employee and director stock options and similar awards. SFAS 123 (R) is now effective January 1, 2006 for Newtek. The Company is currently evaluating the impact of SFAS 123 (R).

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2 – COMMON STOCK:

In the first quarter of 2005, Newtek issued 31,839 shares of common stock to employees for total stock compensation of approximately $104,000. Newtek also granted a director and an employee $255,400 worth of restricted stock units during the quarter ended March 31, 2005. The fair market value was determined using the fair value at the grant date, vesting ranges from 2 to 5 years on these grants, and the units are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one share of common stock for each unit vested. In addition, 2,000 shares of common stock were issued in consideration for consulting services rendered, valued at approximately $8,100.

NOTE 3 - INVESTMENTS IN QUALIFIED BUSINESSES:

The following table is a summary of investments as of March 31, 2005, shown separately between their debt and equity components, and all terms of each are summarized. There are no expiration dates on any of the financial instruments, unless disclosed. The various interests that the Company acquires in its Qualified Businesses are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company’s voting interest or the economics of the transaction if the investee is determined to be a variable interest entity.

The manner of accounting for an investment in a Qualified Business is determined based upon applicable accounting principles. These principles do not necessarily coincide with concepts of “ownership” or “control” contained in some of the Capco statutes and which impose various limitations on the degree to which a Capco may “own” or “control” a Qualified Business. For example, current Louisiana law prohibits a Capco from making an investment in a business “with the intent to control” the business, and Colorado and New York place percentage limitations on a Capco’s level of “ownership” of a qualified businesses (among other requirements). Newtek’s Capcos of course conform to all applicable requirements but these requirements do not necessarily control the accounting treatment appropriate for a particular investment.

The following is a summary of our non-consolidated investments at March 31,2005:

Debt Investments:

Debt investments at December 31, 2004	$2,909,097
Debt issued – 2005	438,000
Return of principal – 2005	(337,911)

Debt investments at March 31, 2005	$3,009,186

Cost Investments:

Cost investments at December 31, 2004	$300,000
Return of Capital	—
Investments made – 2005	—

Cost investments at March 31, 2005	$300,000

The Company has not guaranteed any obligation of these investees, and the Company is not otherwise committed to provide further financial support for the investees. However, from time-to-time, the Company may decide to provide such additional financial support which, as of March 31, 2005, was assessed at zero. Should the Company determine that an impairment exists upon its periodic review, and it is deemed to be other than temporary, the Company will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the Company’s consolidated statement of income.

NOTE 4 - LOANS RECEIVABLE (NON-CAPCO):

Loans receivable are generated by NSBF, and are primarily related to entities in the Eastern region of the United States with concentrations in the restaurant and hotel and motel industries.

Below is a summary of the SBA loan receivable balance, net of SBA loan loss reserves as of March 31, 2005:

Balance at December 31, 2004	$34,186,047
SBA loans originated for investment	2,963,300
Payments received in 2005	(1,212,027)
Provision for SBA loan losses	(100,762)
Discount on loan originations, net	(32,258)

Balance at March 31, 2005	$35,804,300

Below is a summary of the reserve for loan losses balance as of March 31, 2005:

Balance at December 31, 2004	$1,621,259
SBA Loan loss provision charged in 2005	100,762
Recoveries	22,357
Loan charge-offs	(763,073)

Balance at March 31, 2005	$981,305

Below is a summary of the SBA loans held for sale as of March 31, 2005:

Balance at December 31, 2004	$2,262,035
Loan originations for sale	8,850,505
Loans sold	(5,656,583)

Balance at March 31, 2005	$5,455,957

Below is a summary of the capitalized servicing asset as of March 31, 2005:

Balance at December 31, 2004	$2,084,763
Servicing rights capitalized	219,949
Servicing rights amortized	(263,092)

Balance at March 31, 2005	$2,041,620

The unpaid principal amount of loans serviced for others of approximately $155,678,000 and $157,380,000 at March 31, 2005 and December 31, 2004, respectively, is not included on the accompanying consolidated balance sheets.

All loans are priced at the prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans that are repurchased from the secondary market by the SBA. As of March 31, 2005 and December 31, 2004, the portion of NSBF’s net loans receivable with adjustable interest rates was approximately $36,525,000 and $35,178,000, respectively.

For the three month period ended March 31, 2005 and the year ended December 31, 2004, NSBF funded approximately $11,814,000 and $52,200,000 in loans and sold approximately $5,657,000 and $38,200,000 of the guaranteed portion of the loans, respectively.

As of March 31, 2005 and December 31, 2004 approximately $39,846,000 and $36,297,000, respectively, of loans, including loans held for sale, made by NSBF are pledged as collateral against the outstanding balances on NSBF’s existing lines of credit.

Accruing loans past due ninety days or more as of March 31, 2005 and December 31, 2004 amounted to approximately $22,300 and $0, respectively.

As of March 31, 2005 and December 31, 2004, total impaired non-accrual loans amounted to approximately $2,895,000 and $2,791,000, respectively. Approximately $263,000 and $463,000 of the allowance for loan losses were allocated against such impaired non-accrual loans, respectively, in accordance with SFAS No. 114. Had interest on these impaired non-accrual loans been accrued, such interest would have amounted to approximately $108,000 and $251,000 for the three month period and the year ended March 31, 2005 and December 31, 2004, respectively. This $104,000 increase in non-accrual loans was primarily attributable to one loan aggregating approximately $332,700 being classified as nonperforming, offset by other loans being reclassified as performing or charged off.

The following is a summary of SBA loans receivable at:

	March 31, 2005	December 31, 2004
Due in one year or less	$198,543	$240,686
Due between one and five years	738,221	967,742
Due after five years	37,031,585	35,749,364

Total	37,968,349	36,957,792
Less : Allowance for loan losses	(981,305)	(1,621,259)
Less: Deferred origination fees, net	(1,182,744)	(1,150,486)

Balance	$35,804,300	$34,186,047

NOTE 5 – EARNINGS PER SHARE:

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

The calculations of net loss per share were:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Numerator:
Numerator for basic and diluted EPS - loss available to common shareholders	$(2,824,701)	$(1,704,056)

Denominator:
Denominator for basic and diluted EPS – weighted average shares	33,892,252	26,471,248

Net EPS: Basic	$(0.08)	$(0.06)
Net EPS: Diluted	$(0.08)	$(0.06)

The amount of anti-dilutive shares/units excluded from above is as follows:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Stock options and restricted stock units	745,948	1,372,951
Warrants	5,516	—
Contingently issuable shares	1,282,801	582,980

NOTE 6 – GOODWILL AND INTANGIBLES:

During the quarter ended March 31, 2005, the Company finalized the purchase price allocation of the CrystalTech Web Hosting Inc., acquisition. The following summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Accounts receivable	$68,000
Customer accounts	4,382,000
Trademark	550,000
Software	483,000
Non compete	11,000
Goodwill	4,999,000
Fixed assets	189,000
Other assets	10,000

Total assets acquired	$10,692,000

Current liabilities (including accrued acquisition costs)	$634,000
Deferred revenues	802,000

Total liabilities assumed	1,436,000

Purchase price, net of cash acquired	$9,256,000

The difference between the aggregate purchase price and the fair value of the assets acquired and the liabilities assumed has been recorded as goodwill. Customer accounts, software and the non-compete are being amortized over a five year period. The trademark has an indefinite life, and accordingly is not being amortized. For the period ended March 31, 2005, amortization expense relating to the intangible assets totaled approximately $241,000.

NOTE 7 – NOTES PAYABLE-OTHER:

CrystalTech Web Hosting Inc., entered into an agreement on March 28, 2005 with Technology Investment Capital Corp. (“TICC”) to borrow $8 million to be repaid over 5 years maturing March 28, 2010 with a principal repayment of $2 million due on March 28, 2008 and $3 million due on March 28, 2009. Interest on the note is 10% for the first year, adjustable thereafter based on 6.35% plus the treasury rate (limited to a 1% increase or decrease in any one adjustment year) with a minimum interest rate of 8.5% and maximum of 12.0%. Newtek has agreed to pay TICC additional interest on each anniversary date of 2% of the average outstanding balance during the year in Newtek Stock. The loan can be prepaid without any penalty after 18 months. The note is secured by a dually perfected first priority security interest in all the assets of CrystalTech. The Company has capitalized approximately $431,000 of deferred financing costs, which will be amortized over a period of 5 years.

NOTE 8 – SEGMENT REPORTING:

Operating segments are organized internally primarily by the type of services provided, and in accordance with SFAS No. 131, the Company has aggregated similar operating segments into four reportable segments, SBA lending, electronic payment processing, web hosting and Capcos and other.

The SBA lending segment is NSBF, a licensed, Small Business Administration (SBA) lender that originates, sells and services loans to qualifying small businesses, which are partially guaranteed by the SBA.

As an SBA lender, NSBF generates revenues from sales of loans, servicing income for those loans retained to service by NSBF (included in servicing fee and premium income on the unaudited consolidated statements of income) and interest income earned on available cash balances and the loans themselves. The lender also generates expenses such as interest, professional fees, payroll and consulting, and provision for loan losses, all of which are included in the respective caption on the consolidated statements of operations. NSBF also has expenses such as loan recovery expenses, loan processing costs, and other expenses that are all included in the other expense caption on the consolidated statements of operations.

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

The web hosting segment consists of CrystalTech Web Hosting, acquired in July 2004. CrystalTech’s revenues are derived primarily from web hosting services of web hosting and set up fees. CrystalTech generates expenses such as professional fees, payroll and consulting, which are included in the respective captions on the accompanying consolidated statements of operations, as well as licenses and fees, and general office expenses, all of which are included in other expenses in the respective caption on the consolidated statements of operations.

The Capcos and other segment represents Newtek’s activities in the certified capital company market as described in Note 1, as well as activities not included in the other four segments.

Management has considered the following characteristics when making its determination of its operating and reportable segments:

*	the nature of the product and services,

*	the type or class of customer for their products and services,
*	the methods used to distribute their products or provide their services, and
*	the nature of the regulatory environment, for example, banking, insurance, or public utilities.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	For the three month period ended March 31, 2005	For the three month period ended March 31, 2004
Revenue
SBA lending	$2,222,391	$2,205,058
Electronic payment processing	6,010,983	3,232,504
Web hosting	2,248,876	—
Capco & other	2,829,234	2,497,936

Total	$13,311,484	$7,935,498

Loss before benefit for income taxes
SBA lending	$(105,733)	$288,761
Electronic payment processing	(46,000)	10,573
Web hosting	942,999	—
Capco & other	(5,105,009)	(3,187,564)

Total	$(4,313,743)	$(2,888,230)

Depreciation and Amortization
SBA lending	$398,064	$79,204
Electronic payment processing	186,749	168,604
Web hosting	357,225	—
Capco & other	147,357	42,513

Total	$1,089,395	$290,321

INTERCOMPANY Revenue eliminated above
SBA lending	$—	$—
Electronic payment processing	336,265	214,932
Web hosting	240	—
Capco & other	1,095,829	416,532

Total	$1,432,334	$631,464

INTERCOMPANY Expenses eliminated above
SBA lending	$422,804	$158,113
Electronic payment processing	571,630	320,656
Web hosting	69,099	—
Capco & other	368,801	152,695

Total	$1,432,334	$631,464

	March 31, 2005	December 31, 2004
Identifiable Assets
SBA lending	$59,405,339	$48,839,937
Electronic payment processing	6,595,668	3,507,162
Web hosting	13,760,586	12,367,893
Capco & other	154,964,240	163,682,924

Total	$234,725,833	$228,397,916

NOTE 9 – SUBSEQUENT EVENT:

Newtek’s Capco and related “capco funds” in Louisiana (collectively the “La Capcos”) have agreed to make qualified investments in excess of 100% of their Certified Capital before the La Capcos will take any steps or request to voluntarily decertify. This was the result of discussions between the Louisiana regulators and the La Capcos regarding the status and operations of certain qualified investments. Under Louisiana statutes, the La Capco can not make distributions (other than statutorily “qualified distributions”) to Newtek (or the other minority interest equity holders) until it is “voluntarily decertified”. Accordingly, the La Capcos will invest the following amount in qualified businesses before “voluntarily decertifying” as a Capco:

La Capco or Capco Fund	Original Requirement to Invest before “Voluntary Decertification”	Additional Amount of Investment Required to “Voluntarily Decertify”	Total Investment Required Before “Voluntary Decertification”
WLA	$16,400,000	$2,060,000	$18,460,000
WLPII	$3,050,000	$284,000	$3,334,000
WLPIII	$8,000,000	$1,500,000	$9,500,000
WLPIV	$6,800,000	$780,000	$7,580,000

Total	$34,250,000	$4,624,000	$38,874,000

The La Capcos have been determined to be in compliance with the continuing certification requirements of the La Capco program. This agreement does not impact in any way the vesting of previously recognized tax credits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION:

The following discussion and analysis of our financial condition and results of operations is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiaries. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the accompanying notes.

The statements in this Quarterly Report may contain forward-looking statements relating to such matters as anticipated future financial performance, business prospects, legislative developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ materially from the anticipated results expressed in the forward looking statements such as intensified competition and/or operating problems on its operating business projects and their impact on revenues and profit margins or additional factors as described in Newtek Business Services’ previously filed registration statements.

We also need to point out that our capcos operate under a different set of rules in each of the 7 jurisdictions and that these place varying requirements on the structure of our investments. In some cases, particularly in Louisiana, we don’t control the equity or management of a qualified business but that cannot always be presented orally or in written presentations.

Critical Accounting Policies and Estimates:

The Company’s significant accounting policies are described in note 1 of the Notes to Consolidated Financial Statements included in its Form 10-K for the fiscal year ended December 31, 2004. A discussion of the Company’s critical accounting policies, and the related estimates, are included in Management’s Discussion and Analysis of Results of Operations and Financial Position in its Form 10-K for the fiscal year ended December 31, 2004. There have been no significant changes in the Company’s existing accounting policies or estimates since its fiscal year ended December 31, 2004.

Comparison of the three months ended March 31, 2005 and March 31, 2004

Revenues increased by approximately $5,376,000 to $13,311,000 for the three months ended March 31, 2005, from $7,935,000 for the three months ended March 31, 2004. Income from tax credits decreased by approximately $963,000 from $2,024,000 for the three months ended March 31, 2004, to $1,061,000 for the three months ended March 31, 2005, due to Newtek’s capcos achieving less investment thresholds in the various state capco programs in 2005 compared to 2004. Electronic payment processing revenue increased by approximately $2,778,000 to $6,011,000 for the three months ended March 31, 2005, from $3,233,000 for the three months ended March 31, 2004, due to the Company’s increase in electronic payment processing customers, and one additional sales office formed in Alabama in August 2004. At March 31, 2005, we provided our payment services to approximately 9,100 small merchants across the United States, compared to approximately 5,200 customers at March 31, 2004. Gross total processing volume increased to approximately $299,000,000 from all merchant portfolios (of this amount, approximately $74,000,000 of processing volume generated revenues that were recorded net of interchange fees) for the three months ended March 31, 2005 from $198,000,000 of gross processing volume (of this amount, approximately $91,000,000 of processing volume generated revenues that were recorded net of interchange fees) for the three months ended March 31, 2004.

Servicing fee and premium income decreased by approximately $364,000 to $813,000 for the three months ended March 31, 2005 from $1,177,000 for the three months ended March 31, 2004 due to NSBF selling 35 guaranteed loans in the three months ended March 31, 2005, aggregating approximately $5,657,000 as compared to selling 29 guaranteed loans for approximately $9,449,000 in the same period for the prior year. The premiums recognized in connection with these sales were approximately

$473,000, offset by premiums returned of $111,000, during the three months ended March 31, 2005 as compared with $806,000 in the same period for the prior year. This decrease in premium recognized of $444,000 was offset by an increase in servicing income of approximately $78,000 attributable to an increased servicing portfolio.

Web hosting and insurance commissions for the three months ended March 31, 2005 increased to approximately $2,249,000 and $221,000, respectively, from $0 and $0, respectively due to the acquisitions of CrystalTech and Newtek Insurance Agency (formerly known as Vistar Insurance Agency) in the third quarter of 2004.

Interest and dividends are generated from SBA lending activities, excess cash balances that are invested in low risk, highly liquid securities (money market accounts, federal government backed mutual funds, etc.), non-cash accretions of structured insurance product and on held to maturity investments. The following table details the changes in these different forms of interest and dividend income:

	2005	2004	Change
SBA lending activities	$837,759	$925,003	$(87,244)
Non-cash accretions	40,352	43,904	(3,552)
Qualified investments	10,305	20,829	(10,524)
Low-risk highly liquid securities	184,717	39,212	145,505

	$1,073,133	$1,028,948	$44,185

The approximate $87,000 decrease in interest income for SBA lending activities is due to a decrease in the net loan receivable balance from approximately $52,474,000 at March 31, 2004 to approximately $35,804,000 at March 31, 2005. This decrease is attributable to the sale of unguaranteed loans in June and December 2004. The $146,000 increase in interest income generated low-risk highly liquid securities is attributable to an increase in the average outstanding balances on interest bearing cash accounts.

Other income increased by approximately $1,410,000 to $1,883,000 for the three months ended March 31, 2005 from $473,000 for the three months ended March 31, 2004. This increase is primarily due to $820,000 of income received as a distribution from Exponential Business Development, L.P., on the sale of a portfolio company, as well as approximately $475,000 of other income from the reimbursement of loan recovery costs from the Small Business Administration. The remaining increase is due to the increased number of consolidating operating entities in the three months ended March 31, 2005 as compared to the same period in 2004 coupled with the increase in revenues from existing consolidated operating entities, as they continue to transition from start up operations.

Changes in interest expense are summarized as follows:

	2005	2004	Change
Capco interest expense	$3,034,048	$3,021,416	$12,632
NSBF (SBA Lender) interest expense	451,837	501,873	(50,036)
Other interest	211,406	241,485	(30,079)

	$3,697,291	$3,764,774	$(67,483)

The approximately $50,000 decrease in SBA interest expense is attributable to the decrease in the outstanding balance under the line of credit with Deutsche Bank, offset by the addition of the Banco Popular line of credit and the increase in the prime rate between the first quarter of 2004 of 4.00% as compared to the first quarter of 2005 of between 5.25% and 5.75%. The approximately $30,000 decrease in other interest expense was attributable to the decrease in the notes payable- other balance from March 31, 2005 compared to March 31, 2004 of approximately $440,000.

Payroll and consulting fees increased by approximately $1,912,000 to $4,097,000 for the three months ended March 31, 2005 from $2,185,000 for the three months ended March 31, 2004. The increase was primarily due to the increased number of operating entities consolidated into Newtek in the three months ended March 31, 2005 versus the same period in 2004. Specifically, salaries and benefits for the acquired companies CrystalTech and Newtek Insurance Agency incurred approximately $786,000 of payroll and consulting fees in the three months ended March 31, 2005 compared to $0 for the prior comparative period. Electronic payment processing costs increased by approximately $2,380,000 to $4,481,000 for the three months ended March 31, 2005 from $2,101,000 for the three months ended March 31, 2004, due to the significant increase in the volume of processed transactions due to an increase in the number of electronic payment processing customers as well as an increase in interchange fees.

Professional fees increased by approximately $744,000 to $1,739,000 for the three months ended March 31, 2005 from $995,000 for the three months ended March 31, 2004. This increase is primarily due to the increased legal and accounting services provided due to the significant growth in the company in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Total professional fees incurred by CrystalTech and Newtek Insurance Agency was approximately $219,000 for the three months ended March 31, 2005 compared to $0 for the prior comparative period. Insurance expense increased by approximately $6,000 to $721,000 for the three months ended March 31, 2005 from $715,000 for the three months ended March 31, 2004.

Depreciation and amortization increased by approximately $799,000 to $1,089,000 for the three months ended March 31, 2005 from $290,000 for the three months ended March 31, 2004. Of this increase, approximately $430,000 is due to the depreciation and amortization of fixed assets, customer accounts and intangibles from CrystalTech and Newtek Insurance Agency. In addition, the amortization of capitalized servicing assets increased approximately $263,000 due to the increase in the balance of this account from March 31, 2004 compared to March 31, 2005.

Other expenses increased by approximately $992,000 to $1,960,000 for the three months ended March 31, 2005 from $968,000 for the three months ended March 31, 2004. The increase was due primarily to expenses incurred by consolidated operating entities other than electronic payment processing as described above. Specifically, the operations of CrystalTech and Newtek Insurance Agency contributed approximately $590,000 in other expenses for the three month period ended March 31, 2005 compared to $0 for the same period in the prior year.

The change in the effective tax rate is due to the reduced benefit or losses sustained in the first quarter reflects the inability to recognize future net operating losses in some taxing jurisdictions due to expected valuation allowances.

The Company’s results of operations declined by approximately $1,121,000 from net loss of $1,704,000 for the three months ended March 31, 2004 to a net loss of $2,825,000 for the three months ended March 31, 2005, due to the increase in overall expenses of approximately $6,761,000 discussed above offset by increases in revenue of approximately $5,376,000, and net of an increase in the benefit for income taxes of approximately $305,000.

Liquidity and Capital Resources

Newtek has funded its operations primarily through the issuance of notes to insurance companies through the capco programs. Through March 31, 2005, Newtek has received approximately $203,121,000 in proceeds from the issuance of long-term debt, Capco warrants, and Newtek common stock through the Capco programs. In 2004, Newtek raised approximately $20,762,000 (net of related offering costs) in a secondary public offering. Newtek’s principal capital requirements have been to fund the purchase of Coverage A insurance related to the notes issued to the insurance companies (approximately $111,161,000), the acquisition of Coverage B capco insurance policies ($23,975,000), the acquisitions of CrystalTech and Newtek Insurance Agency ($9,836,000) and the acquisition of consolidated operating entities’ interests, identifying other Capco-qualified investments, and working capital needs resulting from operating and business development activities of its consolidated operating entities.

Net cash used in operating activities for the three months ended March 31, 2005 of approximately $13,786,000 resulted primarily from a net loss of $2,825,000 adjusted for the non-cash interest expense of approximately $3,034,000, proceeds from sale of SBA loans held for sale of approximately $5,657,000, and other non cash charges for stock compensation, depreciation and amortization, and provision for loan losses totaling approximately $1,604,000. It was also affected by the approximately $1,556,000 of a deferred tax benefit, approximately $260,000 of minority interest, approximately $1,061,000 in non-cash income from tax credits, and approximately $8,851,000 in SBA loans originated for sale. In addition, Newtek had a net decrease in components of prepaid insurance, prepaid expenses, accounts receivable and other assets, and accounts payable and accruals of approximately $9,489,000.

Net cash used in operating activities for the three months ended March 31, 2004 of approximately $3,039,000 resulted primarily from a net loss of $1,704,000 adjusted for the non-cash interest expense of approximately $3,021,000, proceeds from sale of SBA loans held for sale of approximately $9,449,000, and other non cash charges for stock compensation, depreciation and amortization, and provision for loan losses totaling approximately $657,000. It was also affected by the approximately $1,184,000 of a deferred tax benefit, approximately $300,000 of minority interest, approximately $2,024,000 in non-cash income from tax credits, and approximately $8,112,000 in SBA loans originated for sale. In addition, Newtek had a net decrease in components of prepaid insurance, prepaid expenses, accounts receivable and other assets, and accounts payable and accruals of approximately $2,799,000.

Net cash used in investing activities for the three months ended March 31, 2005 of approximately $3,087,000 resulted primarily from approximately $2,819,000 of SBA loans originated for investment, $1,342,000 of purchase of furniture, fixtures and equipment (of which approximately $581,000 was attributable to CrystalTech), and $438,000 of investments in qualified businesses, offset by repayments on SBA loans of approximately $1,212,000, and returns of investments of approximately $338,000.

Net cash used in investing activities for the three months ended March 31, 2004 of approximately $615,000 resulted primarily from approximately $2,873,000 from SBA loans originated for investment, and $136,000 from returns of held to maturity investments, offset by repayments on SBA loans of approximately $2,354,000, and approximately $216,000 of purchase of furniture, fixtures and equipment.

Net cash provided by financing activities for the three months ended March 31, 2005 was approximately $14,247,000, primarily attributable to proceeds from the issuance of long term debt of approximately $8,000,000, and approximately $7,240,000 in proceeds from SBA bank notes. This was offset by approximately $692,000 in payments on notes payable-insurance, $80,000 in payments of notes payable-other, and a change in restricted cash of approximately $221,000.

Net cash provided by financing activities for the three months ended March 31, 2004 was approximately $12,774,000, primarily attributable to proceeds from the issuance of long term debt of approximately $10,896,000, approximately $1,848,000 from the private placement of common stock and exercise of stock options, and proceeds from SBA bank notes of approximately $3,652,000. This was offset by approximately $2,150,000 in payments for Coverage A insurance, $779,000 in payments on notes payable-insurance, $120,000 in payments of notes payable-other, and a change in restricted cash of approximately $573,000.

During the three months ended March 31, 2005 we and our affiliated companies generated cash flow primarily from the following sources:

•	proceeds from issuance of a long-term debt of $8,000,000;

•	interest and dividend income of approximately $1,073,000;

•	proceeds from sales of SBA loans of approximately $5,657,000;

•	other income of approximately $1,883,000, which represents revenue from Newtek’s consolidated operating entities;

•	cash received from repayments of SBA loans receivable of approximately $1,212,000; and

•	proceeds from SBA bank notes payable of approximately $7,240,000.

The cash was primarily used to:

•	originate approximately $11,669,000 in SBA loans originated for sale and held for investment:

•	repay note payable-insurance of approximately $692,000; and

•	purchase furniture, fixtures and equipment of approximately $1,342,000.

During the three months ended March 31, 2004 we and our affiliated companies generated cash flow primarily from the following sources:

•	private placement of common stock and exercise of stock options, netting $1,848,000;

•	proceeds from issuance of a long-term debt and warrants of $10,896,000;

•	interest and dividend income of approximately $1,029,000;

•	proceeds from sales of SBA loans of approximately $9,449,000;

•	other income of approximately $473,000, which represents revenue from Newtek’s consolidated operating entities;

•	cash received from repayments of SBA loans receivable of approximately $2,354,000; and

•	proceeds from SBA bank notes payable of approximately $3,652,000.

The cash was primarily used to:

•	originate approximately $11,250,000 in SBA loans held for investment and for sale:

•	repay “note payable-insurance” of approximately $779,000; and

•	purchase of Coverage A insurance of approximately $2,150,000.

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

Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. At March 31, 2005, $35.2 million of our outstanding indebtedness was at variable interest rates based on the prime rate. A rise in the prime rate of one percentage point would result in additional interest expense of approximately $352,000. However, our interest income would also increase by approximately the same amount, due to the variability of the interest rates on our SBA loans receivable. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

We do not hold derivative financial or commodity instruments, nor engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 4. CONTROLS AND PROCEDURES

As of the three months ended March 31, 2005, Newtek Business Services, Inc. carried out an evaluation, under the supervision and with the participation of the Newtek’s management, including the Newtek’s Chief Executive Officer and the Newtek’s Chief Financial Officer, of the effectiveness of the design and operation of Newtek’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Newtek’s Chief Executive Officer and Newtek’s Chief Financial Officer concluded that Newtek’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to Newtek (including its consolidated subsidiaries) required to be included in Newtek’s periodic SEC filings. There was no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On May 12, 2005 the Registrant issued a press release regarding its results of operations for the first quarter of 2005, ending March 31, 2005. (See: Exhibit 99.1)

ITEM 6. EXHIBITS

Exhibits attached to this Quarterly Report on Form 10-Q are:

Exhibits 31.1 and 31.2: Certifications of the Chief Executive Officer and the Chief Financial Officer.

Exhibit 32.1:	Certification pursuant to 18 USC §1350.

Exhibit 99.1:	Press Release May 12, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: May 13, 2005	/s/ Barry Sloane
Barry Sloane
Chairman of the Board, Chief Executive Officer and Secretary

Date: May 13, 2005	/s/ Brian A. Wasserman
Brian A. Wasserman Treasurer,
Chief Financial Officer, Chief Accounting Officer and Director