Form 10-Q/A
period 2005-03-31
NEWTEK BUSINESS SERVICES INC
filed 2005-08-22
CIK 1094019

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

ITEM 1. FINANCIAL STATEMENTS

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004

	March 31, 2005	December 31, 2004
	(Restated) (Note 2)
A S S E T S
Cash and cash equivalents	$48,295,721	$50,921,982
Restricted cash	2,402,427	2,181,675
Credits in lieu of cash	85,779,300	88,883,335
SBA loans receivable (net of reserve for loan losses of $1,531,305 and $1,621,259, respectively)	35,254,300	34,186,047
Accounts receivable (net of allowance of $91,716 and $72,062, respectively)	1,474,635	1,561,252
Receivable from bank	7,479,851	1,799,537
SBA loans held for sale	5,455,957	2,262,035
Accrued interest receivable	362,829	375,411
Investments in qualified businesses – cost method investments	300,000	300,000
Investments in qualified businesses –held to maturity debt investments	3,009,186	2,909,097
Structured insurance product	3,256,464	3,216,112
Prepaid insurance	14,844,347	15,505,326
Prepaid expenses and other assets (net of accumulated amortization of deferred financing costs and other intangibles of $592,162 and $404,105, respectively)	7,269,533	4,708,865
Capitalized servicing asset (net of accumulated amortization of $749,891 and $486,799, respectively)	2,041,620	2,084,763
Furniture, fixtures and equipment (net of accumulated depreciation and amortization of $1,270,196 and $1,025,672, respectively)	2,977,767	1,958,927
Customer merchant accounts (net of accumulated amortization of $1,620,463 and $1,226,741, respectively)	6,079,388	4,393,226
Goodwill	7,892,508	11,150,326

Total assets	$234,175,833	$228,397,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$7,039,240	$9,725,690
Notes payable – certified investors	3,934,047	3,925,946
Notes payable – insurance	7,185,226	7,877,195
Notes payable – other	8,440,000	520,000
Bank notes payable	35,227,301	27,987,696
Deferred revenue	1,159,783	1,160,286
Notes payable in credits in lieu of cash	75,119,731	76,258,728
Mandatorily redeemable preferred stock	1,500,000	1,500,000
Deferred tax liability	15,071,075	16,626,577

Total liabilities	154,676,403	145,582,118

Minority interest	5,421,257	5,720,950

Commitments and contingencies
Shareholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 39,000,000 shares, issued and outstanding 33,907,172 and 33,873,333, not including 582,980 shares held in escrow)	678,144	677,467
Additional paid-in capital	53,206,615	52,858,400
Unearned compensation	(2,288,325)	(2,297,459)
Retained earnings	22,481,739	25,856,440

Total shareholders’ equity	74,078,173	77,094,848

Total liabilities and shareholders’ equity	$234,175,833	$228,397,916

See accompanying notes to these unaudited consolidated financial statements

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005, AND 2004

	2005	2004
	(Restated) (Note 2)
Revenue:
Income from tax credits	$1,061,341	$2,023,525
Electronic payment processing	6,010,983	3,232,504
Servicing fee and premium income	812,965	1,177,372
Web hosting	2,248,876	—
Interest and dividend income	1,073,133	1,028,948
Other income	1,883,087	473,149
Insurance commissions	221,099	—

Total revenue	13,311,484	7,935,498

Expenses:
Interest	3,697,291	3,764,774
Payroll and consulting fees	4,096,982	2,185,449
Electronic payment processing costs	4,481,074	2,100,986
Professional fees	1,738,822	994,609
Insurance	720,737	714,962
Provision for loan losses	650,762	104,681
Depreciation and amortization	1,089,395	290,321
Other	1,960,021	968,260

Total expenses	18,435,084	11,124,042

Loss before minority interest and benefit for income taxes	(5,123,600)	(3,188,544)

Minority interest	259,857	300,314

Loss before benefit for income taxes	(4,863,743)	(2,888,230)
Benefit for income taxes	1,489,042	1,184,174

Net loss	$(3,374,701)	$(1,704,056)

Weighted average common shares outstanding
Basic	33,892,252	26,471,248
Diluted	33,892,252	26,471,248
Net loss per share
Basic	$(.10)	$(.06)
Diluted	$(.10)	$(.06)

See accompanying notes to these unaudited consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	2005	2004
	(Restated) (Note 2)
Cash flows from operating activities:
Net loss	$(3,374,701)	(1,704,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from tax credits	(1,061,341)	(2,023,525)
Deferred income taxes	(1,555,502)	(1,184,174)
Depreciation and amortization	1,089,395	290,321
Provision for loan losses	650,762	104,681
SBA loans originated for sale	(8,850,505)	(8,111,992)
Proceeds from sale of SBA loans held for sale	5,656,583	9,449,200
Accretion of interest income	(40,352)	(43,904)
Accretion of interest expense	3,034,048	3,021,416
Stock compensation	413,991	261,588
Minority interest	(259,857)	(300,314)
Changes in assets and liabilities
Prepaid insurance	660,979	(1,290,456)
Prepaid expenses, accounts receivable, receivable from bank and other assets	(7,697,701)	(1,345,423)
Accounts payable and accrued expenses	(2,451,997)	(162,715)

Net cash used in operating activities	(13,786,198)	(3,039,353)

Cash flows from investing activities:
Investment in qualified businesses - held to maturity debt investments	(438,000)	—
Return of investments – held to maturity debt investments	337,911	136,122
Purchase of furniture, fixtures and equipment	(1,342,252)	(216,482)
SBA Loans originated for investment	(2,818,820)	(2,873,160)
Payments received on SBA loans	1,212,027	2,353,900
Other investments	(37,813)	(15,449)

Net cash used in investing activities	(3,086,947)	(615,069)

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (CONTINUED)

	2005	2004
	(Restated) (Note 2)
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

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Unaudited):

Basis of presentation and description of business

The unaudited consolidated financial statements of Newtek Business Services, Inc. and Subsidiaries (the “Company” or “Newtek”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all wholly and majority owned subsidiaries, and several portfolio companies in which the certified capital companies own non- controlling minority interest, or those which Newtek is considered to be the primary beneficiary of (as defined under FIN 46 and FIN 46R). All inter-company balances and transactions have been eliminated in consolidation.

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

Reference is made to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2004, for a complete set of financial notes including the Company’s significant accounting policies.

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

In general, the Capcos issue debt and equity instruments, (“Certified Capital”), to insurance company investors (“Certified Investors”). The Capcos then make targeted investments (“Investments in Qualified Businesses”, as defined under the respective state statutes, or, “Qualified Businesses”) with the Certified Capital raised, which in most cases may be majority-owned or primarily controlled by the Capcos after the investments are consummated (excluding investments made by the Louisiana Capco). Participation in each Capco program legally entitles the Capco to receive (or earn) tax credits from the state upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the Capcos to maintain their state-issued certifications, the Capcos must make Investments in Qualified Businesses in accordance with these requirements. These state requirements are mirrored in the limitations agreed to by each Capco in its written agreements with its Certified Investors and limit the activities of the Capcos to conducting the business of a Capco. Each Capco also has separate, legal contractual arrangements with the Certified Investors obligating the Capco to refrain from unauthorized activities, to use the proceeds from the notes only for Capco-authorized (i.e., “qualified”) investments, to limit fees for professional services related to making, buying or selling investments to $200,000 per Capco annually and to pay interest on the aforementioned debt instruments.

The Capco can satisfy the interest payment, at the Capco’s discretion, by delivering tax credits in lieu of paying cash. The Capcos legally have the right to deliver the tax credits to the Certified Investors. The Certified Investors legally have the right to receive and use the tax credits and would, in turn, use these tax credits to reduce their respective state tax liabilities in an amount usually equal to 100% (WLA, WLPII and WLPIII -110%) of their Certified investment. The tax credits can be utilized over a ten-year period at an annual percentage rate established by each separate Capco legislation, and in some instances are transferable and can be carried forward.

Restricted Cash

Under the terms of an agreement between Newtek Small Business Finance, Inc. (“NSBF”) and Deutsche Bank, all payments received from NSBF’s borrowers except for principal and interest on the guaranteed portion of the loan are transferred into a restricted bank account. NSBF cannot use these funds until the end of a calendar month at which time the funds are used to pay required principal and interest to the bank, and certain other required payments. As of March 31, 2005 and December 31, 2004, restricted cash was $2,402,427 and $2,181,675, respectively.

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

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	(Restated)
Net loss as reported	$(3,374,701)	$(1,704,056)
Add: Total stock based employee compensation expense recognized, net of related tax effects	236,419	143,101

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(330,323)	(208,262)

Pro forma net loss	$(3,468,605)	$(1,769,217)

Earnings per share:
Basic – as reported	$(0.10)	$(0.06)

Basic – pro forma	$(0.10)	$(0.07)

Diluted – as reported	$(0.10)	$(0.06)

Diluted – pro forma	$(0.10)	$(0.07)

For the three months ended March 31, 2005 the weighted average fair value of the options granted was estimated on the date of grant using the Black Scholes model with the following assumptions: expected volatility of 90%, risk-free interest rate of 1.98, expected dividends of $0 and an expected term of 4 years.

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are complete. The most significant estimates are with respect to valuation of investments in qualified businesses, asset impairment valuation, loans receivable and related loan loss reserves and tax valuation allowances. Actual results could differ from those estimates.

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

NOTE 2 – RESTATEMENT:

In connection with the preparation of the unaudited consolidated financial statements for the second quarter of fiscal 2005, the Company ascertained that there was a loan impairment that should have been recorded in the first quarter of fiscal 2005. This error was caused by a reporting control deficiency. The impact of the loan loss impairment error for the quarter ended March 31, 2005 is as follows:

	As Originally Reported	Effect of Adjustment	As Restated
Balance Sheet :
SBA Loan Receivable	$35,804,300	$(550,000)	$35,254,300
Total Assets	234,725,833	(550,000)	234,175,833
Retained Earnings	23,031,739	(550,000)	22,481,739
Total liabilities and shareholders equity	234,725,833	(550,000)	234,175,833

Statement of Operations:
Provision for loan losses	100,762	550,000	650,762
Total expenses	17,885,084	550,000	18,435,084
Loss before minority interest and benefit for income taxes	(4,573,600)	(550,000)	(5,123,600)
Loss before income taxes	(4,313,743)	(550,000)	(4,863,743)
Net loss	(2,824,701)	(550,000)	(3,374,701)
Basic EPS	(.08)	(.02)	(.10)
Diluted EPS	(.08)	(.02)	(.10)

Statement of Cash Flows:
Net loss	$(2,824,701)	(550,000)	$(3,374,701)
Provision for loan losses	100,762	550,000	650,762

No attempt has been made in this Form 10-/QA to modify or update any disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on May 16, 2005.

NOTE 3 – COMMON STOCK:

In the first quarter of 2005, Newtek issued 31,839 shares of common stock to employees for total stock compensation of approximately $104,000. Newtek also granted a director and two employee $255,400 worth of restricted stock units during the quarter ended March 31, 2005. The fair market value was determined using the fair value at the grant date, vesting ranges from 2 to 5 years on these grants, and the units are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one share of common stock for each unit vested. In addition, 2,000 shares of common stock were issued in consideration for consulting services rendered, valued at approximately $8,100.

NOTE 4 – INVESTMENTS IN QUALIFIED BUSINESSES:

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

The following is a summary of our non-consolidated investments at March 31, 2005:

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

NOTE 5 - LOANS RECEIVABLE (NON-CAPCO):

Loans receivable are generated by NSBF, and are primarily related to entities in the Eastern region of the United States with concentrations in the restaurant and hotel and motel industries.

Below is a summary of the SBA loan receivable balance, net of SBA loan loss reserves as of March 31, 2005 (Restated):

Balance at December 31, 2004	$34,186,047
SBA loans originated for investment	2,963,300
Payments received in 2005	(1,212,027)
Provision for SBA loan losses	(650,762)
Discount on loan originations, net	(32,258)

Balance at March 31, 2005	$35,254,300

Below is a summary of the reserve for loan losses balance as of March 31, 2005 (Restated):

Balance at December 31, 2004	$1,621,259
SBA Loan loss provision charged in 2005	650,762
Recoveries	22,357
Loan charge-offs	(763,073)

Balance at March 31, 2005	$1,531,305

Below is a summary of the SBA loans held for sale as of March 31, 2005:

Balance at December 31, 2004	$2,262,035
Loan originations for sale	8,850,505
Loans sold	(5,656,583)

Balance at March 31, 2005	$5,455,957

Below is a summary of the capitalized servicing asset as of March 31, 2005:

Balance at December 31, 2004	$2,084,763
Servicing rights capitalized	219,949
Servicing rights amortized	(263,092)

Balance at March 31, 2005	$2,041,620

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

As of March 31, 2005 and December 31, 2004, total impaired non-accrual loans amounted to approximately $2,895,000 and $2,791,000, respectively. Approximately $813,000 and $463,000 of the allowance for loan losses were allocated against such impaired non-accrual loans, respectively, in accordance with SFAS No. 114. Had interest on these impaired non accrual loans been accrued, such interest would have amounted to approximately $108,000 and $251,00 for the three month period and the year ended March 31, 2005 and December 31, 2004, respectively. This $104,000 increase in non accrual loans was primarily attributable to one loan aggregating approximately $332,700 being classified as non performing, offset by other loans being reclassified as performing or charged off.

The following is a summary of SBA loans receivable at:

	March 31, 2005 (Restated)	December 31, 2004
Due in one year or less	$198,543	$240,686
Due between one and five years	738,221	967,742
Due after five years	37,031,585	35,749,364

Total	37,968,349	36,957,792
Less : Allowance for loan losses	(1,531,305)	(1,621,259)
Less: Deferred origination fees, net	(1,182,744)	(1,150,486)

Balance	$35,254,300	$34,186,047

NOTE 6 – EARNINGS PER SHARE:

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

The calculations of net loss per share were:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	(Restated)
Numerator:
Numerator for basic and diluted EPS - loss available to common shareholders	$(3,374,701)	$(1,704,056)

Denominator:
Denominator for basic and diluted EPS – weighted average shares	33,892,252	26,471,248

Net EPS: Basic	$(0.10)	$(0.06)
Net EPS: Diluted	$(0.10)	$(0.06)

The amount of anti dilutive shares/units excluded from above is as follows

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Stock options and restricted stock units	745,948	1,372,951
Warrants	5,516	—
Contingently issuable shares	1,282,801	582,980

NOTE 7 – GOODWILL AND INTANGIBLES:

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

NOTE 8 – NOTES PAYABLE-OTHER:

CrystalTech Web Hosting Inc., entered into an agreement on March 28, 2005 with Technology Investment Capital Corp. (“TICC”) to borrow $8 million to be repaid over 5 years, maturing March 28, 2010 with a principal repayment of $2 million due on March 28, 2008 and $3 million due on March 28, 2009. Interest on the note is 10% for the first year, adjustable thereafter based on 6.35% plus the treasury rate (limited to a 1% increase or decrease in any one adjustment year) with a minimum interest rate of 8.5% and maximum of 12.0%. Newtek has agreed to pay TICC additional interest on each anniversary date of 2% of the average outstanding balance during the year in Newtek Stock. The loan can be prepaid without any penalty after 18 months. The note is secured by a dually perfected first priority security interest in all the assets of CrystalTech. The Company has capitalized approximately $431,000 of deferred financing costs, which will be amortized over a period of 5 years.

NOTE 9 – SEGMENT REPORTING:

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

Management has considered the following characteristics when making its determination of its operating and reportable segments:

•	the nature of the product and services,

•	the type or class of customer for their products and services,

•	the methods used to distribute their products or provide their services, and

•	the nature of the regulatory environment, for example, banking, insurance, or public utilities.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	For the three month period ended March 31, 2005	For the three month period ended March 31, 2004
	(Restated)
Revenue
SBA lending	$2,222,391	$2,205,058
Electronic payment processing	6,010,983	3,232,504
Web hosting	2,248,876	—
Capco & other	2,829,234	2,497,936

Total	$13,311,484	$7,935,498

Loss before benefit for income taxes
SBA lending	$(655,733)	$288,761
Electronic payment processing	(46,000)	10,573
Web hosting	942,999	—
Capco & other	(5,105,009)	(3,187,564)

Total	$(4,863,743)	$(2,888,230)

Depreciation and Amortization
SBA lending	$398,064	$79,204
Electronic payment processing	186,749	168,604
Web hosting	357,225	—
Capco & other	147,357	42,513

Total	$1,089,395	$290,321

INTERCOMPANY Revenue eliminated above
SBA lending	$—	$—
Electronic payment processing	336,265	214,932
Web hosting	240	—
Capco & other	1,095,829	416,532

Total	$1,432,334	$631,464

INTERCOMPANY Expenses eliminated above
SBA lending	$422,804	$158,113
Electronic payment processing	571,630	320,656
Web hosting	69,099	—
Capco & other	368,801	152,695

Total	$1,432,334	$631,464

	March 31, 2005	December 31, 2004
	(Restated)
Identifiable Assets
SBA lending	$58,855,339	$48,839,937
Electronic payment processing	6,595,668	3,507,162
Web hosting	13,760,586	12,367,893
Capco & other	154,964,240	163,682,924

Total	$234,175,833	$228,397,916

NOTE 10 – SUBSEQUENT EVENT:

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

As more fully described in Note 2 to the unaudited consolidated financial statements, the following discussion has been revised to reflect the restatement of financial position as of March 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2005 to correct an error relating to the provision for loan losses.

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

Provision for loan losses increased by approximately $546,000 to $651,000 for the three months ended March 31, 2005 from $105,000 for the three months ended March 31, 2004. This increase is primarily attributable to NSBF booking $550,000 in additional reserves associated with the acquired Commercial Capital Corporation (CCC) portfolio at December 31, 2002. Due to charge offs of certain CCC loans in the second quarter of 2005, the allowance for loan loss reserve was increased at March 31, 2005 to cover such charge offs.

Depreciation and amortization increased by approximately $799,000 to $1,089,000 for the three months ended March 31, 2005 from $290,000 for the three months ended March 31, 2004. Of this increase, approximately $430,000 is due to the depreciation and amortization of fixed assets, customer accounts and intangibles for CrystalTech and Newtek Insurance Agency. In addition, the amortization of capitalized servicing assets increased approximately $263,000 due to the increase in the balance of this account from March 31, 2004 compared to March 31, 2005.

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

The Company’s results of operations declined by approximately $1,671,000 from net loss of $1,704,000 for the three months ended March 31, 2004 to a net loss of $3,375,000 for the three months ended March 31, 2005, due to the increase in overall expenses of approximately $7,311,000 discussed above offset by increases in revenue of approximately $5,376,000, and net of an increase in the benefit for income taxes of approximately $305,000.

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

Net cash used in operating activities for the three months ended March 31, 2005 of approximately $13,786,000 resulted primarily from a net loss of $3,375,000 adjusted for the non-cash interest expense of approximately $3,034,000, proceeds from sale of SBA loans held for sale of approximately $5,657,000, and other non cash charges for stock compensation, depreciation and amortization, and provision for loan losses totaling approximately $2,154,000. It was also affected by the approximately $1,556,000 of a deferred tax benefit, approximately $260,000 of minority interest, approximately $1,061,000 in non-cash income from tax credits, and approximately $8,851,000 in SBA loans originated for sale. In addition, Newtek had a net decrease in components of prepaid insurance, prepaid expenses, accounts receivable and other assets, and accounts payable and accruals of approximately $9,489,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Newtek Business Services, Inc., or Newtek, conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as in place on March 31, 2005 and during the three month period then ending. Based upon that evaluation, our Chief Executive Officer in consultation with the Audit Committee of the Board of Directors concluded that, with one exception, our disclosure controls and procedures were effective to ensure that material information relating to Newtek (including its consolidated subsidiaries) required to be included in our periodic SEC filings is recorded, processed, summarized and reported within the required time period.

The one exception was a loan made by Newtek Small Business Finance, Inc., or NSBF, was determined to be impaired, which resulted in an adjustment to the allowance for loan losses for the quarter ended March 31, 2005. This matter first arose prior to March 31, 2005 but only after the subsequent events in April was it determined to be a loss. The failure to bring this matter to the attention of the appropriate parties within Newtek and correctly reflect the loss in the financial statements for the period ended March 31, 2005, resulted in the restatement of the financial statements of Newtek for that period and contained in this quarterly filing. In light of this restatement, Newtek management and the Audit Committee of its Board of Directors have determined that the internal controls and procedures regarding disclosure constitutes a material weakness as of March 31, 2005. This determination was made on August 16, 2005 and on August 17, 2005 changes to NSBF’s applicable policy were made in an attempt to prevent a reoccurrence of such an event. In particular, the following enhancements were implemented:

•	NSBF’s Risk Management Committee was increased by the addition of NSBF’s Controller and Newtek’s Chief Financial Officer as permanent members;

•	meetings of the Risk Management Committee have been scheduled to occur each month and as needed, rather than each quarter and as needed; and

•	the Vice President of Asset Management of NSBF will now immediately notify Newtek’s Controller and CFO as well as NSBF’s Controller in writing of suggested charge-offs or specific allowances of $100,000 or more.

The above referenced evaluation led to the conclusion that the financial statements required restatement, a cautionary statement to the public that the previous March 31, 2005 financial statements should no longer be relied upon and the conclusion that this reflected a material weakness in our internal control over financial reporting. Newtek believes that the addition of the procedures specified above should eliminate the possibility of such subsequent events not being considered as such in the preparation of our consolidated financial statements and fully address and rectify the weakness identified.

There was no change in our internal controls over financial reporting during the most recent fiscal quarter covered by this quarterly report that materially affected, or is reasonably likely to affect materially, Newtek’s internal controls over financial reporting. However, subsequent to March 31, 2005 and contemporaneously with the filing of this Form 10-Q/A, Newtek has implemented changes to its internal controls, as described above, to correct the material weakness identified above. Newtek will continue to evaluate the effectiveness of its internal controls and procedures on an ongoing basis and will take further action as appropriate.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits attached to this Quarterly Report on Form 10-Q are:

Exhibits 31.1	Certification of the Chief Executive Officer

Exhibit 32.1:	Certification pursuant to 18 USC §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: August 22, 2005	/s/ Barry Sloane
Barry Sloane
Chairman of the Board, Chief Executive Officer
and Secretary