Form 10-Q
period 2005-06-30
NEWTEK BUSINESS SERVICES INC
filed 2005-08-22
CIK 1094019

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 11, 2005, 34,522,836 Common shares were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004

	June 30, 2005	December 31, 2004
A S S E T S
Cash and cash equivalents	$59,581,112	$50,921,982
Restricted cash	2,237,642	2,181,675
Credits in lieu of cash	90,932,129	88,883,335
SBA loans receivable (net of reserve for loan losses of $1,385,341 and $1,621,259, respectively)	31,950,251	34,186,047
Accounts receivable (net of allowance of $106,798 and $72,062, respectively)	1,794,514	1,561,252
Receivable from bank	6,949,317	1,799,537
SBA loans held for sale	3,623,374	2,262,035
Accrued interest receivable	397,080	375,411
Investments in qualified businesses – cost method investments	300,000	300,000
Investments in qualified businesses –held to maturity debt investments	3,998,947	2,909,097
Structured insurance product	3,296,815	3,216,112
Prepaid insurance	17,165,339	15,505,326
Prepaid expenses and other assets (net of accumulated amortization of deferred financing costs and other intangibles of $801,752 and $404,105, respectively)	6,673,668	4,708,865
Servicing asset (net of accumulated amortization of $934,178 and $486,799, respectively)	2,673,823	2,084,763
Furniture, fixtures and equipment (net of accumulated depreciation and amortization of $1,630,857 and $1,025,672, respectively)	3,167,870	1,958,927
Customer accounts (net of accumulated amortization of $2,049,825 and $1,226,741, respectively)	6,528,755	4,393,226
Goodwill	7,892,508	11,150,326

Total assets	$249,163,144	$228,397,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$7,368,580	$9,725,690
Notes payable – certified investors	3,935,619	3,925,946
Notes payable – insurance	9,340,861	7,877,195
Notes payable – other	8,014,464	520,000
Bank notes payable	29,780,186	27,987,696
Deferred revenue	1,286,137	1,160,286
Notes payable in credits in lieu of cash	86,776,311	76,258,728
Mandatorily redeemable preferred stock	—	1,500,000
Deferred tax liability	17,539,887	16,626,577

Total liabilities	164,042,045	145,582,118

Minority interest	5,314,566	5,720,950

Commitments and contingencies
Shareholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 39,000,000 shares, issued and outstanding 34,290,854 and 33,873,333, not including 582,980 shares held in escrow)	685,817	677,467
Additional paid-in capital	54,485,645	52,858,400
Unearned compensation	(2,309,176)	(2,297,459)
Retained earnings	26,944,247	25,856,440

Total shareholders’ equity	79,806,533	77,094,848

Total liabilities and shareholders’ equity	$249,163,144	$228,397,916

See accompanying notes to these unaudited consolidated financial statements

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005, AND 2004

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Revenue:
Income from tax credits	$10,336,138	$7,024,520	$11,397,479	$9,048,045
Electronic payment processing	7,509,259	4,070,630	13,520,242	7,303,134
Servicing fee and premium income	2,643,111	2,141,745	3,456,076	3,254,112
Web hosting	2,661,962	—	4,910,838	—
Interest and dividend income	1,256,192	1,042,215	2,329,325	2,071,163
Other income	1,322,567	203,225	3,205,654	676,374
Insurance commissions	496,645	—	717,744	—

Total revenue	26,225,874	14,482,335	39,537,358	22,352,828
Expenses:
Interest	3,880,315	3,478,022	7,577,606	7,242,797
Payroll and consulting fees	4,214,500	2,361,025	8,311,482	4,546,474
Electronic payment processing costs	5,469,553	3,031,143	9,950,627	5,132,129
Professional fees	1,800,542	842,656	3,539,364	1,837,265
Insurance	742,700	691,350	1,463,437	1,406,312
Provision (net benefit) for loan losses	450,435	(151,930)	1,101,197	(47,249)
Depreciation and amortization	1,183,900	327,271	2,273,295	617,592
Other	1,594,416	1,106,139	3,554,437	2,009,394

Total expenses	19,336,361	11,685,676	37,771,445	22,744,714

Income (loss) before minority interest, and provision for income taxes	6,889,513	2,796,659	1,765,913	(391,886)

Minority interest	112,064	310,267	371,921	610,581

Income before provision for income taxes	7,001,577	3,106,926	2,137,834	218,695

Provision for income taxes	(2,539,069)	(1,273,839)	(1,050,027)	(89,665)

Net income	$4,462,508	$1,833,087	$1,087,807	$129,030

Net income per share:
Basic	$0.13	$0.07	$0.03	$0.00
Diluted	$0.13	$0.07	$0.03	$0.00

Weighted average common shares outstanding
Basic	33,962,371	26,773,791	33,927,394	26,624,960
Diluted	34,044,096	27,227,038	34,075,018	27,158,205

See accompanying notes to these unaudited consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	2005	2004
Cash flows from operating activities:
Net income	$1,087,807	$129,030
Adjustments to reconcile net income to net cash used in operating activities:
Income from tax credits	(11,397,479)	(9,048,045)
Deferred income taxes	913,310	89,665
Depreciation and amortization	2,273,295	617,592
Provision (net benefit) for loan losses	1,101,197	(47,249)
SBA loans originated for sale	(24,300,289)	(16,644,036)
Proceeds from sale of SBA loans held for sale	22,938,950	17,422,904
Gain on sale of loans held for investment	(249,748)	(638,340)
Amortization of deferred loan origination fees, net	(152,435)	(24,655)
Accretion of interest income	(87,808)	(87,808)
Accretion of interest expense	6,066,878	5,884,294
Stock compensation	870,267	750,887
Minority interest	(371,921)	(610,581)
Equity in earnings in investee	(748,851)	—
Changes in assets and liabilities,net of purchase price reallocation:
Prepaid insurance	(1,660,013)	(805,020)
Prepaid expenses and other assets, accounts receivable, receivable from bank and servicing assets	(8,364,639)	(2,064,099)
Accounts payable and accrued expenses	(1,744,023)	(93,687)

Net cash used in operating activities	(13,825,502)	(5,169,148)

Cash flows from investing activities:
Investment in qualified businesses- held to maturity debt investments	(2,590,800)	(643,500)
Return of investments – held to maturity debt investments	1,500,950	808,204
Purchase of furniture, fixtures and equipment	(1,439,137)	(291,476)
Purchase of customer merchant accounts	(876,708)	—
SBA Loans originated for investment	(7,892,601)	(7,278,910)
Proceeds from sale of SBA loans held for investment	6,313,430	17,660,740
Payments received on SBA loans	3,115,953	4,257,512
Distribution from investee	820,320	—
Other investments	(34,464)	(215,410)

Net cash (used in) provided by investing activities	(1,080,057)	14,297,160

See accompanying notes to these unaudited consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (CONTINUED)

	2005	2004
Cash flows from financing activities:
Proceeds from issuance of notes payable to certified investors	$22,823,841	$10,895,850

Cash paid for Coverage A (Syndication of Notes)	(6,007,674)	(2,149,684)
Principal payments of note payable-insurance	(1,691,969)	(1,112,048)
Proceeds from note payable- other	8,014,464	—
Repayments of note payable – other	(520,000)	(240,000)
Repayments of mandatorily redeemable preferred stock	(1,500,000)	—
Change in restricted cash	(55,967)	46,683
Net proceeds (repayments) from SBA bank notes payable	1,792,490	(14,331,794)
Net proceeds from exercise of stock options	—	566,319
Net proceeds from issuance of common stock	712,504	1,401,592

Net cash provided by (used in) financing activities	23,567,689	(4,923,082)

Net increase in cash and cash equivalents	8,659,130	4,204,930
Cash and cash equivalents – beginning of period	50,921,982	33,444,611

Cash and cash equivalents – end of period	$59,581,112	$37,649,541

Supplemental disclosure of cash flow activities:

Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$9,348,685	$9,488,464

Issuance of notes in partial payment for insurance	$3,000,000	$3,000,000

Issuance of warrant in connection with purchase of Coverage A Insurance	$—	$250,000

CrystalTech Final Purchase Price Allocations to Goodwill
Additions to customer accounts	$2,081,905	$—
Additions to intangibles	560,311	—
Additions to furniture and fixtures	374,991	—
Deductions to goodwill	(3,257,818)	—
Net additions to assets and liabilities	240,611	—

Net effect on purchase price	$—	$—

Acquisition of minority interest resulting in goodwill:
Newtek Business Services common stock issued	$—	$517,324
Less: minority interest acquired	—	148,301

Goodwill recognized	$—	$369,023

See accompanying notes to these unaudited consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Unaudited):

Basis of presentation and description of business

The unaudited consolidated financial statements of Newtek Business Services, Inc. and Subsidiaries (the “Company” or “Newtek”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all wholly and majority owned subsidiaries, and several portfolio companies in which the certified capital companies own non-controlling minority interests, or those which Newtek is considered to be the primary beneficiary of (as defined under FIN 46 and FIN 46R). All inter-company balances and transactions have been eliminated in consolidation.

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

The unaudited consolidated financial statements of Newtek reflect, in the opinion of management, all adjustments necessary for a fair statement of financial position of Newtek at June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and 2004 and its cash flows for the six months ended June 30, 2005 and 2004. Results of operations for the interim periods may not be representative of results to be expected for a full year. All adjustments are of a normal recurring nature.

Reference is made to the Company’s Annual Report on Form 10-K, as amended filed with the Securities and Exchange Commission for the year ended December 31, 2004, for a complete set of financial statements and notes thereto including the Company’s significant accounting policies.

The following is a summary of each Capco or Capco fund, state or jurisdiction of certification and date of certification:

Capco	State/Jurisdiction of Certification	Date of Certification
WA	New York	May 1998
WP	Florida	December 1998
WI	Wisconsin	October 1999
WLA	Louisiana	October 1999
WA II	New York	April 2000
WNY III	New York	December 2000
WC	Colorado	October 2001
WAP	Alabama	February 2004
WDC	District of Columbia	November 2004
WNY IV	New York	December 2004
WTX I	Texas	March 2005

During June 2005, Newtek funded its fourteenth Capco, Wilshire Texas Partners I, LLC (WTX I) for total certified capital of $22,792,023.

The State of Louisiana has four “capco funds” which are all a part of and consolidated with the WLA Capco. The second, Wilshire Louisiana Partners II, LLC (WLPII), and the third, Wilshire Louisiana Partners III, LLC (WLPIII), were formed in October 2001, and October 2002, respectively. The fourth, Wilshire Louisiana Partners IV, LLC (WLPIV) was formed in October 2003.

In general, the Capcos issue debt and equity instruments, (“Certified Capital”), to insurance company investors (“Certified Investors”). The Capcos then make targeted investments (“Investments in Qualified Businesses”, as defined under the respective state or district statutes, or, “Qualified Businesses”) with the Certified Capital raised, which in most cases may be majority-owned or primarily controlled by the Capcos after the investments are consummated (excluding investments made by the Louisiana Capco). Participation in each Capco program legally entitles the Capco to receive (or earn) tax credits from the state upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the Capcos to maintain their state-issued certifications, the Capcos must make Investments in Qualified Businesses in accordance with these requirements. These state requirements are mirrored in the limitations agreed to by each Capco in its written agreements with its Certified Investors and limit the activities of the Capcos to conducting the business of a Capco. Each Capco also has separate, legal contractual arrangements with the Certified Investors obligating the Capco to refrain from unauthorized activities, to use the proceeds from the notes only for Capco-authorized (i.e., “qualified”) investments, and to pay interest on the aforementioned debt instruments.

The Capco can satisfy the interest payment obligation, at the Capco’s discretion, by delivering tax credits in lieu of paying cash. The Capcos legally have the right to deliver the tax credits to the Certified Investors. The Certified Investors legally have the right to receive and use the tax credits and would, in turn, use these tax credits to reduce their respective state tax liabilities in an amount usually equal to 100% (WLA, WLPII, -110%) of their Certified investment. The tax credits can be utilized over a four to ten-year period at an annual percentage rate established by each separate Capco legislation, and in some instances are transferable and can be carried forward.

Restricted Cash

Under the terms of an agreement between Newtek Small Business Finance, Inc. (“NSBF”) and DB Structured Products, Inc., (“Deutsche Bank”) all payments received from NSBF’s borrowers are transferred into a restricted bank account. NSBF uses these funds to pay required principal and interest to the bank, amounts due to third party participants and certain other required payments. As of June 30, 2005 and December 31, 2004, restricted cash was $2,237,642 and $2,181,675, respectively.

Under the terms of the processing agreement between Universal Processing Services of WI (d/b/a Newtek Merchant Solutions of WI, “NMS-WI”), and their primary processing bank, NMS-WI maintains a cash account as a reserve against chargeback losses. As processing fees are received by the processing banks, a certain percentage is allocated to the cash reserve account. Total restricted cash held at the processing bank at June 30, 2005 and December 31, 2004 totaled $125,000 and is included in prepaid expenses and other assets in the consolidated balance sheets.

Stock - Based Compensation

The Company has elected to continue using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for employee stock options. With regard to stock options, no stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock at the date of grant. Compensation expense on restricted shares granted to employees is measured at the fair market value on the date of grant and recognized in the consolidated statements of income on a pro-rata basis over the service period which approximates the vesting period.

The following table summarizes the pro forma consolidated statements of income of the Company as though the fair value based accounting method in Statement of Financial Accounting Standard (“SFAS”) No. 148 “Accounting for Stock-based Compensation-Transition and Disclosure- an amendment of SFAS 123” had been used in accounting for employee stock options.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$4,462,508	$1,833,087	$1,087,807	$129,030
Add: Total stock based employee compensation expense recognized, net of related tax effects	229,263	169,595	465,682	312,696

Deduct: Total pro forma stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(469,660)	(192,944)	(543,225)	(401,206)

Pro forma net income	$4,222,111	$1,809,738	$1,010,264	$40,520

Net income per share:
Basic – as reported	$0.13	$0.07	$0.03	$0.00

Basic – pro forma	$0.12	$0.07	$0.03	$0.00

Diluted – as reported	$0.13	$0.07	$0.03	$0.00

Diluted – pro forma	$0.12	$0.07	$0.03	$0.00

For the six months ended June 30, 2005 the weighted average fair value of the options granted was estimated on the date of grant using the Black Scholes model with the following assumptions: expected volatility range of 42-48%, risk-free interest rate of 1.98%, expected dividends of $0 and an expected term of 1 year.

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

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections (SFAS 154), which replaces Accounting Principles Board Opinion (APB) No. 20 Accounting Changes, and SFAS No. 3 Reporting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 does not change the transition provisions of any existing pronouncement. SFAS is effective for the Company for all accounting changes and corrections of errors made beginning January 1, 2006.

In April 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”. This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. It also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not believe that the adoption of FIN No. 47 will have a material impact on the Company’s consolidated financial statements.

In April 2005, the Securities and Exchange Commission approved a new rule that delays the effective date of SFAS No. 123 (revised 2004), Share-Based Payments, which requires companies to expense the value of employee and director stock options and similar awards. SFAS 123 (R) is now effective January 1, 2006 for Newtek. The Company is currently evaluating the impact of SFAS 123 (R).

In March 2005, the FASB issued Interpretation No. 46 (R ) -5 (“FIN 46(R )-5”), Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”. FIN 46-(R ) is effective for the first reporting period beginning after March 3, 2005, however earlier application is permitted. The Company is currently evaluating the impact of FIN 46 (R ).

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2 – COMMON STOCK:

In the six months ended June 30, 2005, Newtek issued 47,233 common shares to employees for total stock compensation of approximately $131,000. The Company issued 37,795 common shares to the board of directors for $150,000 worth of services rendered. In addition, 4,000 common shares were issued in consideration for consulting services rendered, valued at approximately $16,000. In connection with the funding of the Wilshire Texas Capco, 328,493 common shares (of which 122,493 common shares were issued to an insurance company and the remainder to certified investors) were issued for approximately $713,000.

NOTE 3 - INVESTMENTS IN QUALIFIED BUSINESSES:

The following table is a summary of investments as of June 30, 2005, shown separately between their debt and equity components, and all terms of each are summarized. The various interests that the Company acquires in its Qualified Businesses are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company’s voting interest or the economics of the transaction if the investee is determined to be a variable interest entity.

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

The following is a summary of our non-consolidated investments at June 30, 2005:

Debt Investments:

Debt investments at December 31, 2004	$2,909,097
Debt issued	2,590,800
Return of principal	(1,500,950)

Debt investments at June 30, 2005	$3,998,947

Cost Investments:

Cost investments at December 31, 2004	$300,000
Return of capital	—
Investments made	—

Cost investments at June 30, 2005	$300,000

The Company has not guaranteed any obligation of these investees and the Company is not otherwise committed to provide further financial support for the investees. However, from time-to-time, the Company may decide to provide such additional financial support which, as of June 30, 2005, was assessed at zero. Should the Company determine that an impairment exists upon its periodic review, and it is deemed to be other than temporary, the Company will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the Company’s consolidated statement of income.

NOTE 4- LOANS RECEIVABLE (NON-CAPCO)

Below is a summary of the Small Business Administration (“SBA”) loan receivable balance, net of SBA loan loss reserves as of June 30, 2005:

Balance at December 31, 2004	$34,186,047
SBA loans originated for investment	8,177,626
Payments received	(3,115,953)
SBA loans held for investment, reclassified as held for sale	(6,063,682)
Provision for SBA loan losses	(1,101,197)
Deferred loan origination costs, net	(132,590)

Balance at June 30, 2005	$31,950,251

Below is a summary of the reserve for loan losses balance as of June 30, 2005:

Balance at December 31, 2004	$1,621,259
Provision for SBA loan losses	1,101,197
Recoveries	33,622
Loan charge-offs	(1,370,737)

Balance at June 30, 2005	$1,385,341

Below is a summary of the SBA loans held for sale as of June 30, 2005:

Balance at December 31, 2004	$2,262,035
Loan originations for sale	24,300,289
SBA loans held for investment, reclassified as held for sale	6,063,682
Loans sold	(29,002,632)

Balance at June 30, 2005	$3,623,374

Below is a summary of the servicing asset as of June 30, 2005:

Balance at December 31, 2004	$2,084,763
Servicing rights capitalized	1,036,439
Servicing rights amortized	(447,379)
Valuation allowance	0

Balance at June 30, 2005	$2,673,823

The unpaid principal amount of loans serviced for others of approximately $174,420,000 and $157,380,000 at June 30, 2005 and December 31, 2004, respectively, is not included on the accompanying consolidated balance sheets.

All loans are priced at the prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans that are repurchased from the secondary market by the SBA. As of June 30, 2005 and December 31, 2004, the portion of NSBF’s net loans receivable with adjustable interest rates was approximately $33,103,000 and $35,178,000, respectively.

As of June 30, 2005 and December 31, 2004 approximately $34,748,000 and $36,297,000, respectively, of loans, including loans held for sale, made by NSBF are pledged as collateral against the outstanding balances on NSBF’s existing lines of credit.

Accruing loans past due ninety days or more as of June 30, 2005 and December 31, 2004 amounted to approximately $0.

As of June 30, 2005 and December 31, 2004, total impaired non-accrual loans amounted to approximately $2,847,000 and $2,791,000, respectively. Approximately $357,000 and $507,000 of the allowance for loan losses were allocated against such impaired non-accrual loans, respectively, in accordance with SFAS No. 114.

The following is a summary of SBA loans receivable at:

	June 30, 2005	December 31, 2004
Due in one year or less	$4,452	$240,686
Due between one and five years	540,278	967,742
Due after five years	34,073,940	35,749,364

Total	34,618,670	36,957,792
Less : Allowance for loan losses	(1,385,343)	(1,621,259)
Less: Deferred origination fees, net	(1,283,076)	(1,150,486)

Balance	$31,950,251	$34,186,047

Sale of loans

In June 2005, NSBF sold approximately $6,064,000 of loans previously classified as held for investment for aggregate proceeds of approximately $6,314,000. This represented a portion of the unguaranteed piece of 95 loans. The difference of $250,000 was recorded as premium income. Also included in premium income is approximately $337,000 representing the allocated portion of the remaining deferred loan origination costs.

NOTE 5 – EARNINGS PER SHARE:

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

The calculations of net income per share were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Numerator for basic and diluted EPS - income available to common stockholders	$4,462,508	$1,833,087	$1,087,807	$129,030

Denominator:
Denominator for basic EPS –weighted average shares	33,962,371	26,773,791	33,927,394	26,624,960

Effect of dilutive securities	81,725	453,247	147,623	533,245

Denominator for diluted EPS – weighted average shares	$34,044,096	$27,227,038	$34,075,017	$27,158,205

Net EPS: Basic	$0.13	$0.07	$0.03	$0.00
Net EPS: Diluted	$0.13	$0.07	$0.03	$0.00

The following equity instruments are excluded from above as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Anti-dilutive stock options	1,474,835	463,887	1,239,835	458,511
Restricted stock units	66,427	13,940	—	19,316
Warrants	5,516	5,516	5,516	5,516
Contingently issuable shares	1,069,091	582,980	1,069,091	582,980

NOTE 6 – GOODWILL AND INTANGIBLES:

During the six month period ended June 30, 2005, the Company finalized the purchase price allocation of the CrystalTech Web Hosting Inc., acquisition. The following summarizes the final fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Accounts receivable	$68,000
Customer accounts	4,382,000
Trademark	550,000
Software	483,000
Non compete	11,000
Goodwill	4,999,000
Fixed assets	189,000
Other assets	10,000

Total assets acquired	$10,692,000

Current liabilities (including accrued acquisition costs)	$384,000
Deferred revenues	802,000

Total liabilities assumed	1,186,000

Purchase price, net of cash acquired	$9,506,000

The difference between the aggregate purchase price and the fair value of the assets acquired and the liabilities assumed has been recorded as goodwill. Customer accounts, software and the non-compete are being amortized over a five year period. The trademark has an indefinite life, and accordingly is not being amortized. For the period ended June 30, 2005, amortization expense relating to the intangible assets totaled approximately $483,000.

Also during the quarter ended June 30, 2005 one of our subsidiaries, First Bankcard Alliance, LLC, purchased customer merchant account portfolios for approximately $692,000 in cash. The Company has allocated the entire purchase price to customer merchant accounts and is amortizing these accounts over an estimated useful life of 66 months. Total amortization related to such assets approximated $32,000 and are included in the accompanying statements of income for the six months ended June 30, 2005. The Company is currently obtaining a valuation on this acquisition. In addition, the Company made smaller acquisitions of customer merchant accounts, aggregating $185,000, and is amortizing these accounts over an estimated useful life of 66 months.

NOTE 7 – NOTES PAYABLE-OTHER:

CrystalTech entered into an agreement on March 28, 2005 with Technology Investment Capital Corp. (“TICC”) to borrow $8 million to be repaid over 5 years maturing March 28, 2010 with a principal repayment of $2 million due on March 28, 2008, $3 million due on March 28, 2009 and March 28, 2010. Interest on the note is 10% for the first year, adjustable thereafter based on 6.35% plus the treasury rate (limited to a 1% increase or decrease in any one adjustment year) with a minimum interest rate of 8.5% and maximum of 12.0%. Newtek has agreed to pay TICC additional interest on each anniversary date of 2% of the average outstanding balance during the year in Newtek common shares. The loan can be prepaid without any penalty after 18 months. The note is collateralized by a first priority security interest in all the assets of CrystalTech. The note contains financial covenants, such as minimum revenues and minimum EBITDA thresholds. The Company has capitalized approximately $431,000 of deferred financing costs, which will be amortized over a period of 5 years. Amortization expenses included in the accompanying statement of income for the three and six months ended June 30, 2005 totaled approximately $22,000.

NOTE 8 – BANK NOTES PAYABLE:

In June 2004, NSBF executed an amendment to its existing credit agreement with Deutsche Bank whereby the $75,000,000 line of credit was extended through June 2005. This amendment required NSBF to repurchase $1,500,000 shares of Series A Preferred Stock on the earlier of a) the repayment in full of all obligations under the loan agreement and b) the termination date. In connection with the termination date on June 30, 2005 and the subsequent three month extension entered into on June 30, 2005, NSBF repurchased the $1,500,000 in Series A Preferred Stock from Deutsche Bank.

NOTE 9 – OTHER INCOME:

Included in other income in the accompanying consolidated statements of income for the six months ended June 30, 2005 is a $900,000 recovery from the Merchant Data Systems legal settlement and approximately $749,000 of equity earnings from Exponential Business Development, L.P.

NOTE 10 – SEGMENT REPORTING:

Operating segments are organized internally primarily by the type of services provided, and in accordance with SFAS No. 131, the Company has aggregated similar operating segments into four reportable segments, SBA lending, electronic payment processing, web hosting and Capcos and other.

The SBA lending segment is NSBF, a licensed, U.S. Small Business Administration (SBA) lender that originates, sells and services loans to qualifying small businesses, which are partially guaranteed by the SBA.

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

The electronic payment processing segment is a processor of credit card transactions, as well as a marketer of credit card and check approval services to the small business market. Revenue generated from electronic payment processing is included on the consolidated statements of income as a separate line item. Expenses include direct costs (included in a separate line captioned electronic payment processing costs), professional fees, payroll and consulting, depreciation and amortization, and other expenses, all of which are included in the respective caption on the consolidated statements of income.

The web hosting segment consists of CrystalTech, acquired in July 2004. CrystalTech’s revenues are derived primarily from web hosting services and set up fees. CrystalTech generates expenses such as professional fees, payroll and consulting, and depreciation and amortization which are included in the respective captions on the accompanying consolidated statements of income, as well as licenses and fees, and general office expenses, all of which are included in other expenses in the respective caption on the consolidated statements of income.

The Capcos and Other segment represents Newtek’s activities in the certified capital company market as described in Note 1, as well as activities not included in the other three segments.

Management has considered the following characteristics when making its determination of its operating and reportable segments:

•	the nature of the product and services,

•	the type or class of customer for their products and services,

•	the methods used to distribute their products or provide their services, and

•	the nature of the regulatory environment, for example, banking, insurance, or public utilities.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Revenue
SBA lending	$3,712,269	$3,158,625	$5,934,660	$5,298,678
Electronic payment processing	8,544,953	4,070,630	14,555,936	7,303,134
Web hosting	2,673,614	—	4,922,490	—
Capco and other	11,295,038	7,253,080	14,124,272	9,751,016

Total	$26,225,874	$14,482,335	$39,537,358	$22,352,828

Income (loss) before provision for income taxes
SBA lending	$1,137,998	$1,431,185	$482,265	$1,719,946
Electronic payment processing	1,149,945	95,066	1,103,945	105,639
Web hosting	918,399	—	1,861,398	—
Capco and other	3,795,235	1,580,675	(1,309,774)	(1,606,890)

Total	$7,001,577	$3,106,926	$2,137,834	$218,695

Depreciation and amortization
SBA lending	$347,233	$112,183	$745,297	$191,387
Electronic payment Processing	225,029	172,065	411,778	340,669
Web hosting	488,720	—	845,945	—
Capco and other	122,918	43,023	270,275	85,536

Total	$1,183,900	$327,271	$2,273,295	$617,592

Intercompany revenue eliminated above
SBA lending	$—	$—	$—	$—
Electronic payment Processing	410,139	236,365	746,404	451,297
Web hosting	52,835	—	53,075	—
Capco and other	1,341,026	488,692	2,436,855	905,224

Total	$1,804,000	$725,057	$3,236,334	$1,356,521

Intercompany expenses eliminated above
SBA lending	$540,499	$161,783	$963,303	$319,896
Electronic payment Processing	677,605	337,882	1,249,235	658,538
Web hosting	63,928		133,027
Capco and other	521,968	225,392	890,769	378,087

Total	$1,804,000	$725,057	$3,236,334	$1,356,521

	June 30, 2005	December 31, 2004
Identifiable Assets
SBA lending	$53,308,403	$48,839,937
Electronic payment processing	6,815,526	3,507,162
Web hosting	14,791,018	12,367,893
Capco & other	174,248,197	163,682,924

Total	$249,163,144	$228,397,916

NOTE 11 – SUBSEQUENT EVENT:

In July 2005, NSBF signed a commitment letter to enter into a 3 year agreement with GE Capital Corporation for a $75 million senior secured revolving line of credit. This line is pending SBA approval and will replace the current bank notes payable with Deutsche Bank.

In August 2005, the Company was notified that there was an additional allocation of Capco funds for Wilshire Texas Partners LLC, and received cash of approximately $634,000.

In August 2005, the Company paid the CEO of CrystalTech $750,000 and issued 208,333 common shares valued at $750,000 in connection with the purchase agreement upon CrystalTech achieving certain financial benchmarks.

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

We also need to point out that our Capcos operate under a different set of rules in each of the 8 jurisdictions and that these place varying requirements on the structure of our investments. In some cases, particularly in Louisiana, we don’t control the equity or management of a qualified business but that cannot always be presented orally or in written presentations.

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

Comparison of the six months ended June 30, 2005 and June 30, 2004

Total revenues increased by approximately $17,184,000 to $39,537,000 for the six months ended June 30, 2005, from $22,353,000 for the six months ended June 30, 2004. Income from tax credits increased by approximately $2,349,000 from $9,048,000 for the six months ended June 30, 2004, to $11,397,000 for the six months ended June 30, 2005, due to Newtek’s capco, Wilshire DC Partners achieving the 50% hurdle in the six months ended June 30, 2005 and recognizing approximately $9,200,000 compared to the hurdles hit in the same period in the prior year for Wilshire Louisiana III, IV and Wilshire Colorado totaling $7,400,000. In addition, there was 3 additional capcos recording income from accretion of tax credits in the six months ended June 30, 2005.

Electronic payment processing revenue increased by approximately $6,217,000 to $13,520,000 for the six months ended June 30, 2005, from $7,303,000 for the six months ended June 30, 2004, due to the Company’ increase in electronic payment processing customers, as well as an additional qualified business formed in Alabama in August 2004. At June 30, 2005, we provided our payment services to approximately 11,000 small merchants across the United States, compared to approximately 5,600 customers at June 30, 2004. Gross total processing volume increased to approximately $648,709,000 from all merchant portfolios (of this amount, approximately $152,584,000 of processing volume generated revenues that were recorded net of interchange fees) for the six months ended June 30, 2005 from $413,059,000 of gross processing volume (of this amount, approximately $171,722,000 of processing volume generated revenues that were recorded net of interchange fees) for the six months ended June 30, 2004.

Servicing fee and premium income increased by approximately $202,000 to $3,456,000 for the six months ended June 30, 2005 from approximately $3,254,000 for the six months ended June 30, 2004. The increase in servicing fee income of approximately $150,000 was attributable to the servicing portfolio’s growth year over year. The servicing portfolio at June 30, 2005 aggregated approximately $174,420,000 as compared with approximately $146,271,000 at June 30, 2004. The increase in premium income of $52,000 was attributable to NSBF selling 84 guaranteed loans in the six months ended June 30, 2005, aggregating approximately $22,939,000 as compared to 68 loans sold aggregating $17,423,000 in the same period for the prior year. The premiums recognized in connection with these sales were approximately $1,931,000 during the six months ended June 30, 2005 as compared with approximately $1,503,000 in the same period for the prior year.

In addition, in June 2005, NSBF sold to two financial institutions approximately $6,064,000 of loans previously classified as held for investment for aggregate proceeds of approximately $6,314,000. This represented a portion of the unguaranteed piece of 95 loans. The carrying value above the $6,064,000 of loans previously classified as held for investment of $250,000 was recorded as premium income. Also, in connection with this sale, included in premium income for the six months ended June 30, 2005 is approximately $337,000 representing the allocated portion of the remaining discount recorded at the time of loan origination. In June 2004, NSBF sold to a bank approximately $17,022,000 of loans previously classified as held for investment for aggregate proceeds of approximately $17,661,000. This represented a portion of the unguaranteed piece of 180 loans. The carrying value above the $17,022,000 of loans previously classified as held for investment of $639,000 was recorded as premium income. Also, in connection with this sale, included in premium income for the six months ended June 30, 2004 is approximately $324,000 representing the allocated portion of the remaining discount recorded at the time of loan origination.

Interest and dividends are generated from SBA lending activities, excess cash balances that are invested in low risk, highly liquid securities (money market accounts, federal government backed mutual funds, etc.) non-cash accretions of structured insurance product and on held to maturity investments. The following table details the changes in these different forms of interest and dividend income for the six month periods ended June 30:

	2005	2004	Change
SBA lending activities	$1,791,104	$1,845,749	$(54,645)
Non-cash accretions	87,808	87,808	—
Qualified investments	67,152	49,428	17,724
Low-risk highly liquid securities	383,261	88,178	295,083

	$2,329,325	$2,071,163	$258,162

The approximate $295,000 increase in interest income generated from low-risk highly liquid securities is attributable to an increase in the average outstanding balances and interest rates on interest bearing cash accounts.

Web hosting and insurance commissions for the six months ended June 30, 2005 increased to approximately $4,911,000 and $717,000, respectively, from $0 and $0, respectively due to the acquisitions of CrystalTech and Newtek Insurance Agency (formerly known as Vistar Insurance Agency) in the third quarter of 2004, and the formation of National Insurance Solutions, LLC in June 2004.

Other income increased by approximately $2,530,000 to $3,206,000 for the six months ended June 30, 2005 from $676,000 for the six months ended June 30, 2004. Included in other income for the six months ended June 30, 2005 is a $900,000 recovery of an investment in Merchant Data Systems received from a legal settlement, $749,000 of equity earnings from Exponential Business Development, L.P., as well as approximately $475,000 of other income from the settlement of loan recovery costs from the Small Business Administration.

Changes in interest expense are summarized as follows for the six months periods ended June 30:

	2005	2004	Change
Capco interest expense	$6,066,878	$5,884,294	$182,584
NSBF (SBA Lender) interest expense	987,271	1,000,117	(12,846)
Other interest	523,457	358,386	165,071

	$7,577,606	$7,242,797	$334,809

The approximately $183,000 net increase in Capco interest expense in the six months ended June 30, 2005 was attributable to the approximate $488,000 accretion of interest expense by the three additional Capcos in the current period versus the same period in 2004, offset by earlier Capcos having less interest expense under the effective interest method. The approximately $165,000 net increase in other interest expense was attributable to approximately $249,000 of interest on the TICC note that CrystalTech financed on March 28, 2005, offset by a decrease in interest expense on insurance coverage that has been paid after June 30, 2004.

Payroll and consulting fees increased by approximately $3,765,000 to $8,311,000 for the six months ended June 30, 2005 from $4,546,000 for the six months ended June 30, 2004. The increase was primarily due to the significant growth in the merchant processing segment and the eleven additional operating entities consolidated into Newtek in the six months ended June 30, 2005 versus the same period in 2004. In particular, CrystalTech and Newtek Insurance Agency’s payroll and consulting fees approximated $1,361,000 for the six months ended June 30, 2005 compared to $0 in the prior period. Electronic payment processing direct costs increased by approximately $4,819,000 to $9,951,000 for the six months ended June 30, 2005 from $5,132,000 for the six months ended June 30, 2004, due to the significant increase in the volume of processed transactions due to an increase in the number of electronic payment processing customers as well as an increase in interchange fees.

Professional fees increased by approximately $1,702,000 to $3,539,000 for the six months ended June 30, 2005 from $1,837,000 for the six months ended June 30, 2004. This increase is primarily due to the increased legal and accounting services provided due to the significant growth in the company in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Total professional fees incurred by CrystalTech and Newtek Insurance Agency were approximately $719,000 for the six months ended June 30, 2005 compared to $0 for the prior comparative period. Insurance expense increased by approximately $57,000 to $1,463,000 for the six months ended June 30, 2005 from $1,406,000 for the six months ended June 30, 2004. This increase is due to the additional insurance relating to the new Capcos funded in the third and fourth quarter of 2004, Wilshire DC Partners and Wilshire New York Partners IV, as well as the new Capco funded in the six months ended June 30, 2005, Wilshire Texas Partners.

Provision for loan losses increased to approximately $1,101,000 for the six months ended June 30, 2005 from a benefit, or recovery of approximately $47,000 for the six months ended June 30, 2004. This $1,148,000 increase is attributable to NSBF booking approximately $800,000 in additional reserves associated with the Commercial Capital Corporation (CCC) portfolio which was acquired on December

31, 2002. Due to charge offs of certain CCC loans in the second quarter of 2005, the allowance for loan loss reserve was depleted to a level that management determined would require additional reserves to cover the remaining CCC portfolio balance. The remaining increase of $300,000 is attributable to general reserves being recorded on newly originated loans. Additionally, in June 2004, NSBF sold loans to a bank previously classified as held for investment. In connection with this sale, NSBF reversed the reserve for loan losses associated with these loans and recorded a benefit of approximately $288,000, offset by $241,000 in loan loss provisions.

Depreciation and amortization increased by approximately $1,655,000 to $2,273,000 for the six months ended June 30, 2005 from $618,000 for the six months ended June 30, 2004. Of this increase, approximately $993,000 is due to the depreciation and amortization of fixed assets, customer accounts and intangibles for CrystalTech and Newtek Insurance Agency. In addition, NSBF’s amortization of the servicing assets and deferred financing costs increased by approximately $522,000 due to the servicing assets growth year over year from June 30, 2005 compared to June 30, 2004 and the amortization of costs associated with the July 1, 2004 Deutsche Bank amendment to NSBF’s existing credit agreement.

Other expenses increased by approximately $1,545,000 to $3,554,000 for the six months ended June 30, 2005 from $2,009,000 for the six months ended June 30, 2004. Specifically, the operations of CrystalTech and Newtek Insurance Agency contributed approximately $1,134,000 in other expenses for the six month period ended June 30, 2005 compared to $0 for the same period in the prior year.

The change in the effective tax rate is due to the inability of the company to utilize NSBF’s loss to reduce its provision. This is due to the fact that NSBF is not included in the consolidated group for tax reporting purposes; therefore its losses cannot be used to offset taxable income of the consolidated group.

The Company’s net income increased by approximately $959,000 from $129,000 for the six months ended June 30, 2004 to $1,088,000 for the six months ended June 30, 2005, due to the increase in total revenues of approximately $17,185,000, offset by the increases in overall expenses of approximately $15,027,000 discussed above, the increase in taxes of approximately $960,000, and the decrease in minority interest of approximately $239,000.

Comparison of the three months ended June 30, 2005 and June 30, 2004

Revenues increased by approximately $11,744,000 to $26,226,000 for the three months ended June 30, 2005, from $14,482,000 for the three months ended June 30, 2004. Income from tax credits increased by approximately $3,311,000 from $7,025,000 for the three months ended June 30, 2004, to $10,336,000 for the three months ended June 30, 2005, due to additional income recognized in achieving investment thresholds in the DC capco in the three months ended June 30, 2005, compared to the Louisiana III capco program in the three months ended June 30, 2004. Electronic payment processing revenue increased by approximately $3,438,000 to $7,509,000 for the three months ended June 30, 2005, from $4,071,000 for the three months ended June 30, 2004, due to the Company’s increase in electronic payment processing customers, and an additional qualified business formed in Alabama in August 2004. At June 30, 2005, we provided our payment services to approximately 11,000 small merchants across the United States, compared to approximately 5,600 customers at June 30, 2004. Gross total processing volume increased to approximately $346,569,000 from all merchant portfolios (of this amount, approximately $75,285,000 of processing volume generated revenues that were recorded net of interchange fees) for the three months ended June 30, 2005 from $215,488,000 of gross processing volume (of this amount, approximately $80,890,000 of processing volume generated revenues that were recorded net of interchange fees) for the three months ended June 30, 2004.

Servicing fee and premium income increased by approximately $501,000 to $2,643,000 for the three months ended June 30, 2005 from approximately $2,142,000 for the three months ended June 30, 2004. The increase in servicing fee income of approximately $71,000 was attributable to the servicing portfolio’s growth year over year. The servicing portfolio at June 30, 2005 aggregated approximately $174,420,000 as compared with approximately $146,271,000 at June 30, 2004. We sold 49 guaranteed loans in the three months ended June 30, 2005, aggregating approximately $17,282,000 as compared to 39 loans aggregating approximately $7,974,000 in the same period for the prior year. The premiums recognized in connection with these sales were approximately $1,569,000 during the three months ended June 30, 2005 as compared with approximately $698,000 in the same period for the prior year.

In addition, in June 2005, NSBF sold to two financial institutions approximately $6,064,000 of loans previously classified as held for investment for aggregate proceeds of approximately $6,314,000. This represented a portion of the unguaranteed piece of 95 loans. The carrying value above the $6,064,000 of loans previously classified as held for investment of $250,000 was recorded as premium income. Also, in connection with this sale, included in premium income for the six months ended June 30, 2005 is approximately $337,000 representing the allocated portion of the remaining discount recorded at the time of loan origination. In June 2004, NSBF sold to a bank approximately $17,022,000 of loans previously classified as held for investment for aggregate proceeds of approximately $17,661,000. This represented a portion of the unguaranteed piece of 180 loans. The carrying value above the $17,022,000 of loans previously classified as held for investment of $639,000 was recorded as premium income. Also, in connection with this sale, included in premium income is approximately $324,000 representing the allocated portion of the remaining discount recorded at the time of loan origination.

Web hosting and insurance commissions for the three months ended June 30, 2005 increased to approximately $2,662,000 and $497,000, respectively, from $0 and $0, respectively due to the acquisitions of CrystalTech and Newtek Insurance Agency (formerly known as Vistar Insurance Agency) in the third quarter of 2004 and the formation of National Insurance Solutions, LLC in June, 2004.

Interest and dividends are generated from SBA lending activities, excess cash balances that are invested in low risk, highly liquid securities (money market accounts, federal government backed mutual funds, etc.), non-cash accretions of structured insurance product and on held to maturity investments. The following table details the changes in these different forms of interest and dividend income:

	2005	2004	Change
SBA lending activities	$953,345	$920,746	$32,599
Non-cash accretions	47,456	43,904	3,552
Qualified investments	56,847	28,599	28,248
Low-risk highly liquid securities	198,544	48,966	149,578

	$1,256,192	$1,042,215	$213,977

The approximate $150,000 increase in interest income generated from low-risk highly liquid securities is attributable to an increase in the average outstanding balances and interest rates on interest bearing cash accounts.

Other income increased by approximately $1,120,000 to $1,323,000 for the three months ended June 30, 2005 from $203,000 for the three months ended June 30, 2004. This increase is primarily due to a $900,000 recovery of an investment in Merchant Data Systems received from a legal settlement.

Changes in interest expense are summarized as follows:

	2005	2004	Change
Capco interest expense	$3,032,830	$2,862,878	$169,952
NSBF (SBA Lender) interest expense	535,434	498,244	37,190
Other interest	312,051	116,900	195,151

	$3,880,315	$3,478,022	$402,293

The approximately $170,000 net increase in Capco interest expense in the three months ended June 30, 2005 was attributable to the approximate $305,000 of expense incurred by the three additional Capcos in the current period, offset by earlier Capcos having less interest expense under the effective interest method. The approximately $195,000 net increase in other interest expense was attributable to approximately $249,000 of interest on the TICC note that CrystalTech financed on March 28, 2005, offset by a decrease in interest expense on insurance coverage that has been paid after June 30, 2004.

Payroll and consulting fees increased by approximately $1,854,000 to $4,215,000 for the three months ended June 30, 2005 from $2,361,000 for the three months ended June 30, 2004. The increase was primarily due to the increased number of operating entities consolidated into Newtek in the three months ended June 30, 2005 versus the same period in 2004. Specifically, salaries and benefits for the acquired companies CrystalTech and Newtek Insurance Agency incurred approximately $575,000 of payroll and consulting fees in the three months ended June 30, 2005 compared to $0 for the prior comparative period. Electronic payment processing costs increased by approximately $2,438,000 to $5,470,000 for the three months ended June 30, 2005 from $3,032,000 for the three months ended June 30, 2004, due to the significant increase in the volume of processed transactions due to an increase in the number of electronic payment processing customers as well as an increase in interchange fees.

Professional fees increased by approximately $958,000 to $1,801,000 for the three months ended June 30, 2005 from $843,000 for the three months ended June 30, 2004. This increase is primarily due to the increased legal and accounting services provided due to the significant growth in the company in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Total professional fees incurred by CrystalTech and Newtek Insurance Agency was approximately $500,000 for the three months ended June 30, 2005 compared to $0 for the prior comparative period. Insurance expense increased by approximately $52,000 to $743,000 for the three months ended June 30, 2005 from $691,000 for the three months ended June 30, 2004.

Provision for loan losses increased to approximately $450,000 for the three months ended June 30, 2005 from a benefit, or recovery of approximately $152,000 for the three months ended June 30, 2004. This $602,000 increase is attributable to NSBF booking approximately $229,000 in additional reserves associated with the acquired Commercial Capital Corporation (CCC) portfolio at December 31, 2002. Due to charge offs of certain CCC loans in the second quarter of 2005, the allowance for loan loss reserve was depleted to a level that management determined would require additional reserves to cover the remaining CCC portfolio balance. The remaining increase of $373,000 is attributable to $221,000 of general reserves being recorded on newly originated loans and NSBF selling loans to a bank in June 2004 that were previously classified as held for investment. In connection with this sale, NSBF reversed the reserve for loan losses associated with these loans and recorded a benefit of approximately $288,000, offset by $136,000 in loan loss provisions.

Depreciation and amortization increased by approximately $857,000 to $1,184,000 for the three months ended June 30, 2005 from $327,000 for the three months ended June 30, 2004. Of this increase, approximately $536,000 is due to the depreciation and amortization of fixed assets, customer accounts and intangibles for CrystalTech and Newtek Insurance Agency. In addition, the amortization of servicing assets and deferred financing costs increased approximately $206,000 due to the servicing assets growth year over year from June 30, 2004 compared to June 30, 2005 and the amortization of costs associated with the July 1, 2004 Deutsche Bank amendment to NSBF’s existing credit agreement.

Other expenses increased by approximately $488,000 to $1,594,000 for the three months ended June 30, 2005 from $1,106,000 for the three months ended June 30, 2004. Specifically, the operations of CrystalTech and Newtek Insurance Agency contributed approximately $544,000 in other expenses for the three month period ended June 30, 2005 compared to $0 for the same period in the prior year. This was offset by a concentrated effort to reduce operating expenses in the consolidating entities other than CrystalTech and Newtek Insurance Agency, described above.

The change in the effective tax rate is due to the inability of the company to utilize NSBF’s loss to reduce its provision. This is due to the fact that NSBF is not included in the consolidated group for tax reporting purposes; therefore its losses cannot be used to offset taxable income of the consolidated group.

The Company’s net income increased by approximately $2,810,000 from $1,833,000 for the three months ended June 30, 2004 to $4,463,000 for the three months ended June 30, 2005, due to the increase in overall revenues of approximately $11,744,000 discussed above, offset by increases in expenses of approximately $7,650,000, an increase in the provision for income taxes of approximately $1,265,000 and a decrease in minority interest of approximately $198,000.

Liquidity and Capital Resources

Newtek has funded its operations primarily through the issuance of notes to insurance companies through the Capco programs. Through June 30, 2005, Newtek has received approximately $226,626,000 in proceeds from the issuance of long-term debt, Capco warrants, and Newtek common shares through the Capco programs. In 2004, Newtek raised approximately $20,762,000 (net of related offering costs) in a secondary public offering. Newtek’s principal capital requirements have been to fund the purchase of Coverage A insurance related to the notes issued to the insurance companies (approximately $119,898,000), the acquisition of Coverage B Capco insurance policies ($26,841,000), the acquisitions of CrystalTech and Newtek Insurance Agency ($9,836,000) and the acquisition of consolidated operating entities’ interests, identifying other Capco-qualified investments, and working capital needs resulting from operating and business development activities of its consolidated operating entities.

Net cash used in operating activities for the six months ended June 30, 2005 of approximately $13,826,000 resulted primarily from net income of $1,088,000 adjusted for the non-cash interest expense of approximately $6,067,000, proceeds from sale of SBA loans held for sale of approximately $22,939,000, and other non cash charges for stock compensation, depreciation and amortization, and provision for loan losses totaling approximately $4,245,000. It was also affected by the approximately $913,000 of a deferred tax benefit, approximately $372,000 of minority interest, approximately $11,397,000 in non-cash income from tax credits, approximately $749,000 of equity earnings in investee and approximately $24,300,000 in SBA loans originated for sale. In addition, Newtek had a net decrease in components of prepaid insurance, prepaid expenses, accounts receivable and other assets, and accounts payable and accruals of approximately $11,769,000.

Net cash used in operating activities for the six months ended June 30, 2004 of approximately $5,169,000 resulted primarily from net income of $129,000 adjusted for the non-cash interest expense of approximately $5,884,000, proceeds from the sale of SBA loans of approximately $17,423,000, and other non cash charges for stock compensation, depreciation and amortization totaling approximately $1,368,000. It was also affected by the approximately $90,000 of a deferred tax provision, offset by approximately $610,000 of minority interest, approximately $9,048,000 in non-cash income from tax credits, $638,000 of a gain on sale of loans held for investment, and approximately $16,644,000 in SBA loans originated for sale. In addition, Newtek had a net decrease in components of prepaid insurance, prepaid expenses and other assets, accounts receivable and servicing assets, and accounts payable and accruals of approximately $2,963,000.

Net cash used in investing activities for the six months ended June 30, 2005 of approximately $1,080,000 resulted primarily from approximately $7,893,000 of SBA loans originated for investment, $1,439,000 of purchase of furniture, fixtures and equipment, $877,000 of purchases of customer merchant accounts and $2,591,000 of investments in qualified businesses, offset by proceeds from sale of SBA loans held for investment of approximately $6,313,000, repayments on SBA loans of approximately $3,116,000, distributions from an investee of $820,000 and returns of investments of approximately $1,501,000.

Net cash provided by investing activities for the six months ended June 30, 2004 of approximately $14,297,000 resulted primarily from $17,661,000 of proceeds from sale of SBA loans held for investment, $4,258,000 from repayment of SBA loans, and $2,506,000 from returns of principal from qualified investments. This was offset by investments in qualified businesses totaling $6,016,000, SBA loans originated for investment of approximately $7,279,000, other investments of $215,000 and approximately $291,000 of purchases of furniture, fixtures and equipment.

Net cash provided by financing activities for the six months ended June 30, 2005 was approximately $23,568,000, primarily attributable to proceeds from the issuance of long term debt of approximately $22,824,000, proceeds from issuance of note payable other of approximately $8,014,000, proceeds from issuance of common stock of $713,000 and approximately $1,792,000 in proceeds from SBA bank notes. This was offset by approximately $6,008,000 in purchase of Coverage A, $1,692,000 in payments on notes payable-insurance, repurchase of $1,500,000 of mandatorily redeemable preferred stock, $520,000 in payments of notes payable-other, and a change in restricted cash of approximately $56,000.

Net cash used in financing activities for the six months ended June 30, 2004 was approximately $4,923,000, primarily attributable to proceeds from the issuance of long term debt of approximately $10,896,000, approximately $1,968,000 from the private placement of common stock and exercise of stock options and a change in restricted cash of approximately $47,000. This was offset by approximately $2,150,000 in payments for insurance, $1,112,000 in payments on notes payable-insurance, $240,000 in payments of notes payable-other and repayments on SBA bank notes payable of $14,332,000.

During the six months ended June 30, 2005 we and our affiliated companies generated cash flow primarily from the following sources:

•	proceeds from issuance of long-term debt and common stock of $23,537,000;

•	interest and dividend income of approximately $2,329,000;

•	proceeds from sales of SBA loans held for sale and loans held for investment, reclassified as held for sale of approximately $29,252,000;

•	other income of approximately $3,206,000, which represents revenue from Newtek’s consolidated operating entities;

•	repayments from qualified investments of approximately $1,501,000

•	proceeds from note payable-other of approximately $8,014,000;

•	cash received from repayments of SBA loans receivable of approximately $3,114,000; and

•	proceeds from SBA bank notes payable of approximately $1,792,000.

The cash was primarily used to:

•	originate approximately $32,193,000 in SBA loans originated for sale and held for investment:

•	purchase Coverage A insurance of approximately $6,008,000;

•	repurchase mandatorily redeemable preferred stock of $1,500,000;

•	invest in Qualified Businesses of approximately $2,591,000;

•	repay note payable-insurance of approximately $1,692,000;

•	repay notes payable other of approximately $520,000;

•	purchase customer merchant accounts of approximately $877,000; and

•	purchase furniture, fixtures and equipment of approximately $1,893,000.

During the six months ended June 30, 2004 we and our affiliated companies generated cash flow primarily from the following sources:

•	private placement of common shares and exercise of stock options, netting $1,968,000;

•	proceeds from issuance of a long-term debt and warrants of $10,896,000;

•	interest and dividend income of approximately $2,071,000;

•	other income of approximately $676,000, which represents revenue from Newtek’s consolidated operating entities;

•	proceeds from sales of SBA loans of approximately $17,423,000;

•	payments received on SBA loans of approximately $4,258,000; and

•	proceeds from sale of SBA loans held for investment, reclassified as held for sale of approximately $17,661,000.

The cash was primarily used to:

•	originate approximately $23,923,000 in SBA loans held for investment and for sale;

•	invest in Qualified Businesses of approximately $6,016,000;

•	repay SBA bank notes payable of approximately $14,332,000;

•	repay note payable-insurance of approximately $1,112,000; and

•	purchase of Coverage A insurance of approximately $2,150,000.

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

We do not undertake, and specifically disclaim, any obligation to publicly release the results of revisions which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after such statements.

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

Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. At June 30, 2005, $29.8 million of our outstanding indebtedness was at variable interest rates based on the prime rate. A rise in the prime rate of one percentage point would result in additional interest expense of approximately $298,000. However, our interest income would also increase by approximately the same amount, due to the variability of the interest rates on our SBA loans receivable. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

We do not hold derivative financial or commodity instruments, nor engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 4. CONTROLS AND PROCEDURES

Newtek Business Services, Inc., or Newtek, conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as in place on June 30, 2005 and during the three month period then ending. Based upon that evaluation, our Chief Executive Officer in consultation with the Audit Committee of the Board of Directors concluded that, with one exception, our disclosure controls and procedures were effective to ensure that material information relating to Newtek (including its consolidated subsidiaries) required to be included in our periodic SEC filings is recorded, processed, summarized and reported within the required time period.

The one exception was a loan made by Newtek Small Business Finance, Inc., or NSBF, was determined to be impaired which resulted in an adjustment to the allowance for loan losses for the quarter ended March 31, 2005. This matter first arose prior to March 31, 2005 but only after the subsequent events in April was it determined to be a loss. The failure to bring this matter to the attention of the appropriate parties within Newtek and correctly reflect the loss in the financial statements for the period ended March 31, 2005, resulted in the restatement of the financial statements of Newtek for that period. In light of that restatement, Newtek management and the Audit Committee of its Board of Directors have determined that the internal controls and procedures regarding disclosure constitutes a material weakness as of March 31, 2005 and June 30, 2005. This determination was made on August 16, 2005 and on August 17, 2005 changes to NSBF’s applicable policy were made in an attempt to prevent a reoccurrence of such an event. In particular, the following enhancements were implemented:

•	NSBF’s Risk Management Committee was increased by the addition of NSBF’s Controller and Newtek’s Chief Financial Officer as permanent members;

•	meetings of the Risk Management Committee have been scheduled to occur each month and as needed, rather than each quarter and as needed; and

•	the Vice President of Asset Management of NSBF will now immediately notify NSBF’s Controller and Newtek’s Controller and CFO in writing of suggested charge-offs or specific allowances of $100,000 or more.

The above referenced evaluation led to the conclusion that the financial statements required restatement, a cautionary statement to the public that the previous March 31, 2005 financial statements should no longer be relied upon. Newtek believes that the addition of the procedures specified above should eliminate the possibility of such subsequent events not being considered as such in the preparation of our consolidated financial statements and fully address and rectify the weakness identified.

There was no change in our internal controls over financial reporting during the most recent fiscal quarter covered by this quarterly report that materially affected, or is reasonably likely to affect materially, Newtek’s internal controls over financial reporting. However, subsequent to June 30, 2005 and contemporaneously with the filing of this Form 10-Q, Newtek has implemented changes to its internal controls, as described above, to correct the material weakness identified above. Newtek will continue to evaluate the effectiveness of its internal controls and procedures on an ongoing basis and will take further action as appropriate.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following non-registered transaction in the securities of Newtek Business Services, Inc. occurred in the three month period ending June 30, 2005. All securities sold were Newtek’s common shares and all sales were to accredited investors and in reliance on Section 4(2) of the Securities Act of 1933, as amended, and applicable New York State law. All sales were made at a price of 90% of the average of the high and low trading prices of our common shares on the date of the sale.

(c)

Purchaser	Common Shares	Price and Date
American International Specialty Lines Insurance Company, Inc.	122,493	$2.16 June 20, 2005
Hare & Co	58,000	$2.16 June 20, 2005
Federal Insurance Company	30,000	$2.16 June 20, 2005
Principal Life Insurance Co.	30,000	$2.16 June 20, 2005
Pacific Life Insurance Co.	30,000	$2.16 June 20, 2005
Massachusetts Mutual Life Insurance Co.	24,000	$2.16 June 20, 2005
Transamerica Occidental Life Insurance Co.	15,000	$2.16 June 20, 2005
Stonebridge Life Insurance Co.	7,000	$2.16 June 20, 2005
Conseco Life Insurance Co.	6,000	$2.16 June 20, 2005
C.M. Life Insurance	6,000	$2.16 June 20, 2005

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On May 24, 2005 we held our annual meeting of shareholders, at which there were present in person or by proxy 30,934,178, or 90.15%, of the outstanding common shares.

(b) All seven of the incumbent directors were reelected for one year terms with votes as follows:

	FOR	WITHHELD
David C. Beck (One-year term)	30,665,954	268,224

Christopher G. Payan (One-year term)	30,665,954	268,254

Jeffrey G. Rubin (One-year term)	30,662,162	272,016

Steven A. Shenfeld (One-year term)	30,662,254	271,924

Jeffrey M. Schottenstein (One-year term)	30,665,862	268,824

Barry Sloane (One-year term)	30,662,862	271,316

Brian A. Wasserman (One-year term)	30,547,038	387,140

(c) In addition to the election of directors, shareholders voted upon and approved an increase in the number of authorized common shares of the Company to 54,000,000. The vote was:

For:	30,394,164 votes
Withheld:	552,912 votes
Abstained:	17,102 votes

(d) The shareholders also voted for and approved the ratification of the selection of PricewaterhouseCoopers LLP as auditors for the Company for the year ending December 31, 2005. The vote was:

For:	30,612,752 votes
Withheld:	32,680 votes
Abstained:	288,566 votes

ITEM 5. OTHER INFORMATION

On May 23, 2005 the Registrant issued a press release regarding the establishment of Wilshire Texas Partners I, LLC, the fifteenth certified capital company under its management. (See Exhibit 99.1)

On June 10, 2005 the Registrant issued a press release regarding the appointment of Michael J. Holden as Chief Financial Officer and Senior Finance Executive effective as of June 10, 2005. (See Exhibit 99.2)

On June 28, 2005 the Registrant issued a press release regarding the announcement that it has joined the new Russell Microcap Index™ when Russell Investment Group reconstituted its family of U.S. indexes on June 24. (See Exhibit 99.3)

On July 5, 2005 the Registrant issued a press release regarding the signing of a $75 million dollar commitment with GE Commercial Finance for a senior secured revolving line of credit. (See Exhibit 99.4)

On July 27, 2005 the Registrant announced it had raised $23.4 million in funding for its Texas certified capital company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits attached to this Quarterly Report on Form 10-Q are:

Exhibit 31.1: Certification of the Chief Executive Officer

Exhibit 32.1: Certification pursuant to 18 USC (Section) 1350.

Exhibit 99.1: Press Release, May 23, 2005

Exhibit 99.2: Press Release, June 10, 2005.

Exhibit 99.3: Press Release, June 28, 2005.

Exhibit 99.4: Press Release, July 5, 2005.

Exhibit 99.5: Press Release, July 27, 2005.

(b) During the quarter ended June 30, 2005 we filed the following Current Reports on Form 8-K:

May 6, 2005: Announcement that a subsidiary, Newtek Small Business Finance, Inc., executed a nonexclusive Summary of Proposed Terms with a large, international commercial finance company for a $75 million Senior Secured Revolving Credit Facility.

May 13, 2005: Announcement of receipt of a commitment letter to obtain a credit enhancement for the notes of its newly formed Texas certified capital company, Wilshire Texas Partners I, LLC.

June 9, 2005: Announcement of the resignation of Brian A. Wasserman as Chief Financial Officer and as a Director and announcement of appointment of Michael J. Holden as Chief Financial Officer and Senior Finance Executive effective as of June 10, 2005.

June 29, 2005: Announcement that a subsidiary, Newtek Small Business Finance, Inc., executed an amendment to its Master Loan and Security Agreement with DB Structured Products, Inc., providing for an extension of Newtek Small Business Finance, Inc.’s warehouse credit line to September 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: August 22, 2005	/s/ Barry Sloane
Barry Sloane
Chairman of the Board, Chief Executive Officer
and Secretary