Form 10-Q
period 2005-09-30
NEWTEK BUSINESS SERVICES INC
filed 2005-11-14
CIK 1094019

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-16123
_______________________
NEWTEK BUSINESS SERVICES, INC.
(Exact name of registrant as specified in its charter)
New York	11-3504638
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

462 Seventh Avenue, New York, New York	10018
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 356-9500

Check whether the registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes         No
|X|          |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes           No
|X|             |_|

As of November 11, 2005, 34,629,175 Common shares were issued and outstanding.

CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

Item 1.Financial Statements (Unaudited)

Consolidated Statements of Operations for the Three and Nine Month Periods
Ended September 30, 2005 and 2004	3

Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	4

Consolidated Statements of Cash Flows for the Nine Month
Periods Ended September 30, 2005 and 2004	5

Notes to Unaudited Consolidated Financial Statements	7

Item 2.Management's Discussion and Analysis of Financial Condition and
Results of Operations	19

Item 3.Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.Controls and Procedures	29

PART II - OTHER INFORMATION

Item 6.Exhibits	29

Signatures	31

Certifications	32
Exhibits

ITEM 1. FINANCIAL STATEMENTS

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(In Thousands except for Per Share Data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Revenue:
Electronic payment processing	$8,435	$5,126	$21,955	$12,430
Income from tax credits	5,905	11,421	17,303	20,469
Web hosting	2,769	2,204	7,680	2,204
Interest income	1,237	865	3,566	2,936
Premium fee income	827	607	3,345	3,073
Servicing fee income	539	402	1,477	1,190
Insurance commissions	273	391	991	391
Other income	477	582	3,683	1,258
Total revenue	20,462	21,598	60,000	43,951

Expenses:
Electronic payment processing costs	6,143	3,598	16,094	8,729
Payroll and consulting fees	3,996	2,997	12,307	7,544
Interest	4,208	3,290	11,785	10,533
Professional fees	1,902	1,573	5,442	3,410
Depreciation and amortization	1,171	773	3,445	1,390
Insurance	856	738	2,319	2,145
Provision for loan losses	1,082	59	2,183	12
Goodwill impairment	822	—	822	—
Other than temporary decline in value of investments	321	—	321	—
Other	2,298	1,526	5,853	3,536
Total expenses	22,799	14,554	60,571	37,299

(Loss) income before minority interest, and benefit (provision) for income taxes	(2,337)	7,044	(571)	6,652

Minority interest	258	273	630	883

(Loss) income before benefit (provision) for income taxes	(2,079)	7,317	59	7,535
Benefit (provision) for income taxes	102	(3,000)	(948)	(3,089)

Net (loss) income	$(1,977)	$4,317	$(889)	$4,446

Net (loss) income per share:
Basic	$(0.06)	$0.13	$(0.03)	$0.15
Diluted	$(0.06)	$0.13	$(0.03)	$0.15

Weighted average common shares outstanding
Basic	34,453,748	33,308,929	34,104,827	28,854,029
Diluted	34,453,748	33,420,377	34,104,827	29,247,416

See accompanying notes to these unaudited consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004
(In Thousands except for Share Data)

	September 30, 2005	December 31, 2004
A S S E T S
Cash and cash equivalents	$53,719	$50,922
Restricted cash	2,871	2,182
Credits in lieu of cash	93,940	88,883
SBA loans receivable (net of reserve for loan losses of $2,464 and $1,621, respectively)	31,587	34,186
Accounts receivable (net of allowance of $172 and $72, respectively)	1,400	1,561
Receivable from bank	-	1,800
SBA loans held for sale	6,145	2,262
Accrued interest receivable	479	375
Investments in qualified businesses - cost method investments	100	300
Investments in qualified businesses -held to maturity debt investments	3,498	2,909
Structured insurance product	3,337	3,216
Prepaid insurance	16,522	15,505
Prepaid expenses and other assets (net of accumulated amortization of deferred financing costs and other intangibles of $977 and $404, respectively)	8,273	4,709
Servicing asset (net of accumulated amortization and allowances of $1,286 and $489, respectively)	2,658	2,085
Furniture, fixtures and equipment (net of accumulated depreciation and amortization of $2,015 and $1,026, respectively)	3,768	1,959
Customer accounts (net of accumulated amortization of $2,493 and $1,227, respectively)	6,287	4,394
Goodwill	8,671	11,150
Total assets	$243,255	$228,398

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$8,827	$9,726
Notes payable - certified investors	3,941	3,926
Notes payable - insurance	8,250	7,877
Notes payable - other	8,009	520
Bank notes payable	23,721	27,988
Deferred revenue	1,392	1,160
Notes payable in credits in lieu of cash	87,530	76,259
Mandatorily redeemable preferred stock	—	1,500
Deferred tax liability	17,759	16,626
Total liabilities	159,429	145,582

Minority interest	5,055	5,721

Commitments and contingencies
Shareholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 54,000,000 shares, issued and outstanding 34,534,499 and 33,873,333 not including 582,980 shares held in escrow)	691	677
Additional paid-in capital	55,280	52,858
Unearned compensation	(2,168)	(2,297)
Retained earnings	24,968	25,857
Total shareholders’ equity	78,771	77,095

Total liabilities and shareholders’ equity	$243,255	$228,398

See accompanying notes to these unaudited consolidated financial statements

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(In Thousands except for Share Data)

	2005	2004
Cash flows from operating activities:
Net (loss) income	$(889)	$4,446
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from tax credits	(17,303)	(20,469)
Deferred income taxes	1,133	3,089
Depreciation and amortization	2,828	1,106
Amortization of servicing asset	617	284
Provision for loan losses	2,183	12
Servicing asset valuation allowance	180	—
Other than temporary decline in value of investments	321	—
Goodwill impairment	822	—
SBA loans originated for sale	(36,098)	(23,191)
Proceeds from sale of SBA loans held for sale	32,215	24,918
Gain on sale of loans held for investment	(305)	(658)
Amortization of deferred loan origination fees, net	(151)	(45)
Accretion of interest income	(132)	(132)
Accretion of interest expense	9,336	8,696
Stock compensation	1,110	1,058
Minority interest	(630)	(883)
Equity in earnings in investee	(887)	—
Changes in assets and liabilities, net of purchase price reallocation:
Prepaid insurance	(1,017)	404
Prepaid expenses and other assets, accounts receivable, receivable from bank and servicing assets	(3,071)	(2,836)
Accounts payable and accrued expenses	(237)	(539)
Net cash used in operating activities	(9,975)	(4,740)

Cash flows from investing activities:
Investment in qualified businesses- held to maturity debt investments	(4,368)	(1,909)
Return of investments - held to maturity debt investments	3,658	1,614
Purchase of furniture, fixtures and equipment	(2,424)	(846)
Purchase of customer merchant accounts	(1,078)	—
SBA Loans originated for investment	(11,483)	(9,461)
Proceeds from sale of SBA loans held for investment	8,827	17,881
Payments received on SBA loans	3,528	7,660
Cash paid for acquisitions, net of cash received	—	(9,955)
Distribution from investee	820	—
Acquisition of minority interest resulting in goodwill	(100)	—
Contingent consideration for acquisition (Note 6)	(750)	—
Other investments	(36)	(30)
Net cash (used in) provided by investing activities	(3,406)	4,954

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (CONTINUED) (In Thousands except for Share Data)
	2005	2004
Cash flows from financing activities:
Proceeds from issuance of notes payable to certified investors	$23,458	$10,896
Cash paid for coverage A (syndication of notes)	(6,250)	(2,150)
Principal payments of note payable-insurance	(2,776)	(1,112)
Proceeds from note payable- other	8,014	—
Repayments of note payable - other	(525)	(360)
Repayments of mandatorily redeemable preferred stock	(1,500)	—
Change in restricted cash	(689)	415
Net repayments from SBA bank notes payable	(4,267)	(23,435)
Net proceeds from exercise of stock options	—	533
Net proceeds from issuance of common stock	713	22,164
Net cash provided by financing activities	16,178	6,951

Net increase in cash and cash equivalents	2,797	7,165
Cash and cash equivalents - beginning of period	50,922	33,445

Cash and cash equivalents - end of period	$53,719	$40,610

Supplemental disclosure of cash flow activities:
Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$12,246	$12,401

Issuance of notes in partial payment for insurance	$3,000	$3,000

Issuance of warrant in connection with purchase of Coverage A Insurance	$—	$250

CrystalTech Final Purchase Price Allocations to Goodwill
Additions to customer accounts	$2,082	$—
Additions to intangibles	560	—
Additions to furniture and fixtures	375	—
Net deductions to goodwill	(3,258)	—
Net additions to assets and liabilities	241	—
Net effect on purchase price	$—	$—

Contingent consideration for acquisition (Note 6)	$750	$—

Acquisition of minority interest resulting in goodwill:
Newtek Business Services common stock issued	$—	$786
Less: minority interest acquired	—	—
Goodwill recognized	$—	$786

Conversion of minority interest to mandatorily redeemable preferred stock	—	$1,500

See accompanying notes to these unaudited consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Unaudited)

Basis of presentation and description of business

The unaudited consolidated financial statements of Newtek Business Services, Inc. and Subsidiaries (the “Company” or “Newtek”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all wholly- and majority-owned subsidiaries, and several portfolio companies in which the certified capital companies own non-controlling minority interest, or those which Newtek is considered to be the primary beneficiary of (as defined under FIN 46 and FIN 46R). All inter-company balances and transactions have been eliminated in consolidation.

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

The unaudited consolidated financial statements of Newtek reflect, in the opinion of management, all adjustments necessary for a fair statement of financial position of Newtek at September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004 and its cash flows for the nine months ended September 30, 2005 and 2004. Results of operations for the interim periods may not be representative of results to be expected for a full year. All adjustments are of a normal recurring nature.

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

In June 2005, Newtek funded its fourteenth Capco, Wilshire Texas Partners I, LLC (WTX I) for total certified capital of $22,793,000. A second allocation in August 2005 added $620,000 for total certified capital of $23,413,000.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) (Unaudited)

The State of Louisiana has four “capco funds” which are all a part of and consolidated with the WLA Capco. The second, Wilshire Louisiana Partners II, LLC (WLPII), and the third, Wilshire Louisiana Partners III, LLC (WLPIII), were formed in October 2001, and October 2002, respectively. The fourth, Wilshire Louisiana Partners IV, LLC (WLPIV) was formed in October 2003.

In general, the Capcos issue debt and equity instruments, (“Certified Capital”), to insurance company investors (“Certified Investors”). The Capcos then make targeted investments (“Investments in Qualified Businesses”, as defined under the respective state statutes, or, “Qualified Businesses”) with the Certified Capital raised, which in most cases may be majority-owned or primarily controlled by the Capcos after the investments are consummated (excluding investments made by the Louisiana, Colorado, Texas and recent New York Capcos). Participation in each Capco program legally entitles the Capco to receive (or earn) tax credits from the state upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the Capcos to maintain their state-issued certifications, the Capcos must make Investments in Qualified Businesses in accordance with these requirements. These state requirements are mirrored in the limitations agreed to by each Capco in its written agreements with its Certified Investors and limit the activities of the Capcos to conducting the business of a Capco. Each Capco also has separate, legal contractual arrangements with the Certified Investors obligating the Capco to refrain from unauthorized activities, to use the proceeds from the notes only for Capco-authorized (i.e., “qualified”) investments, and to pay interest on the aforementioned debt instruments.

The Capco can satisfy the interest payment obligations, at the Capco’s discretion, by delivering tax credits in lieu of paying cash. The Capcos legally have the right to deliver the tax credits to the Certified Investors. The Certified Investors legally have the right to receive and use the tax credits and would, in turn, use these tax credits to reduce their respective state tax liabilities in an amount usually equal to 100% (WLA and WLPII, -110%) of their Certified investment. The tax credits can be utilized over a four to ten-year period at an annual percentage rate established by each separate Capco legislation, and in some instances are transferable and can be carried forward.

Restricted Cash

Under the terms of the prior agreement with Deutsche Bank, and the current agreement between Newtek Small Business Finance, Inc.(“NSBF”) and General Electric Capital Corporation, (“GE”), all payments received from NSBF’s borrowers are transferred into a restricted bank account. NSBF uses these funds to pay required principal and interest to the lender, amounts due to third party participants and certain other required payments. As of September 30, 2005 and December 31, 2004, restricted cash was $2,871,000 and $2,182,000 respectively.

Under the terms of the processing agreement between Universal Processing Services of WI (d/b/a Newtek Merchant Solutions of WI, “NMS-WI”), and its primary processing bank, NMS-WI maintains a cash account as a reserve against chargeback losses. As processing fees are received, a certain percentage is allocated to the cash reserve account. Total restricted cash held at the processing bank at September 30, 2005 and December 31, 2004 totaled $125,000 and is included in prepaid expenses and other assets in the consolidated balance sheets.

Stock - Based Compensation

The Company has elected to continue using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options. With regard to stock options, no stock-based employee compensation cost is reflected in net loss or income, as all options granted had an exercise price equal to the market value of the underlying common stock at the date of grant. Compensation expense on restricted shares granted to employees is measured at the fair market value on the date of grant and recognized in the consolidated statements of operations on a pro-rata basis over the service period which approximates the vesting period.

The following table summarizes the pro forma consolidated statement of operations of the Company as though the fair value based accounting method in Statement of Financial Accounting Standard (“SFAS”) No. 148 “Accounting for Stock-based Compensation-Transition and Disclosure- an amendment of SFAS 123” had been used in accounting for employee stock options.

	In Thousands, except per share data		In Thousands, except per share data
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net (loss) income, as reported	$(1,977)	$4,317	$(889)	$4,446
Add: Total stock based employee compensation expense recognized, net of related tax effects	110	123	576	436

Deduct: Total pro forma stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(126)	(127)	(669)	(528)
`
Pro forma net (loss) income	$(1,993)	$4,313	$(982)	$4,354

(Loss) earnings per share:
Basic - as reported	$(0.06)	$0.13	$(0.03)	$0.15

Basic - pro forma	$(0.06)	$0.13	$(0.03)	$0.15

Diluted - as reported	$(0.06)	$0.13	$(0.03)	$0.15

Diluted - pro forma	$(0.06)	$0.13	$(0.03)	$0.15

For the nine months ended September 30, 2005 the weighted average fair value of the options granted was estimated on the date of grant using the Black Scholes model with the following assumptions: expected volatility range of 42-48%, risk-free interest rate of 1.98%, expected dividends of $0 and an expected term of 1 year.

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

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections (SFAS 154), which replaces Accounting Principles Board Opinion (“APB”) No. 20 Accounting Changes, and SFAS No. 3 Reporting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 does not change the transition provisions of any existing pronouncement. SFAS 154 is effective for the Company for all accounting changes and corrections of errors made beginning January 1, 2006.

In April 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”. This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. It also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not believe that the adoption of FIN No. 47 will have a material impact on the Company’s consolidated financial statements.

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

NOTE 2 - COMMON SHARES:

In the nine months ended September 30, 2005, Newtek issued 81,000 common shares to employees for total stock compensation of $131,000 and 208,000 common shares to the CEO of Crystal Tech pursuant to the purchase agreement which was recorded as an addition to goodwill of $750,000. The Company issued 38,000 common shares to the board of directors for $150,000 worth of services rendered. In addition, 5,000 common shares were issued in consideration for consulting services rendered, valued at $19,000. In connection with the funding of the Wilshire Texas Capco, 329,000 common shares (of which 122,000 common shares were issued to an insurance company and the remainder to certified investors) were issued for $713,000 in cash.

NOTE 3 - INVESTMENTS IN QUALIFIED BUSINESSES:

The following table is a summary of investments as of September 30, 2005, shown separately between their debt and equity components, and all terms of each are summarized. The various interests that the Company acquires in its Qualified Businesses are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company’s voting interest or the economics of the transaction if the investee is determined to be a variable interest entity.

The manner of accounting for an investment in a Qualified Business is determined based upon applicable accounting principles. These principles do not necessarily coincide with concepts of “ownership” or “control” contained in some of the Capco statutes and which impose various limitations on the degree to which a Capco may “own” or “control” a Qualified Business. For example, current Louisiana law prohibits a Capco from making an investment in a business “with the intent to control” the business, and Colorado, Texas, and New York place percentage limitations on a Capco’s level of “ownership” of a qualified business (among other requirements). Newtek’s Capcos conform to all applicable requirements but these requirements do not necessarily control the accounting treatment appropriate for a particular investment.

The following is a summary of our non-consolidated investments at September 30, 2005:

Debt Investments (Dollars in thousands):
Debt investments at December 31, 2004	$2,909
Debt issued	4,368
Return of principal	(3,658)
Other than temporary decline in value of investments	(121)
Debt investments at September 30, 2005	$3,498

Cost Investments (Dollars in thousands):
Cost investments at December 31, 2004	$300
Other than temporary decline in value of investments	(200)
Cost investments at September 30, 2005	$100

The Company has not guaranteed any obligation of these investees and the Company is not otherwise committed to provide further financial support for the investees. However, from time-to-time, the Company may decide to provide such additional financial support which, as of September 30, 2005, was assessed at zero. During the current period, the Company determined that an impairment existed due to hurricane Katrina for certain debt investments, and accordingly wrote these investments off. Also in connection with the Company’s review of its cost investments, it was determined that due to certain events that the recovery of its investment was unlikely and recorded it as an impairment loss in the accompanying consolidated statements of operations.

NOTE 4 - LOANS RECEIVABLE (NON-CAPCO):

In the third quarter of 2005, management recorded an additional $900,000 in reserves, of which $300,000 is associated with hurricane Katrina. The $300,000 reserve was established to cover known and probable future losses due to business interruptions and material property losses, as well as indirect economic effects outside of the hurricane region which could result in decreases in revenue to some of our other borrowers. The remaining $600,000 reserve was established due to current economic conditions, specifically the rising interest rate environment and the high price of oil and gas, in addition to the potential economic impact to those small businesses in Louisiana, Alabama, Mississippi and other parts of the country that were not directly impacted by the storm and addressed in the reserves above. Consideration in this evaluation includes past and anticipated loss experience, current portfolio composition and the evaluation of real estate collateral as well as current and anticipated economic conditions. Management believes that such additional reserves will be adequate to absorb future probable loan losses inherent in the Company’s entire loan portfolio.

Below is a summary of the Small Business Administration (“SBA”) loan receivable balance, net of SBA loan loss reserves as of September 30, 2005: (Dollars in thousands)

Balance at December 31, 2004	$34,186
SBA loans originated for investment	11,887
Payments received	(3,528)
SBA loans held for investment, reclassified as held for sale	(8,522)
Provision for SBA loan losses	(2,183)
Deferred loan origination costs, net	(253)
Balance at September 30, 2005	$31,587

Below is a summary of the reserve for loan losses balance as of September 30, 2005: (Dollars in thousands)

Balance at December 31, 2004	$1,621
Provision for SBA loan losses	2,183
Recoveries	48
Loan charge-offs	(1,388)
Balance at September 30, 2005	$2,464

Below is a summary of the SBA loans held for sale as of September 30, 2005: (Dollars in thousands)

Balance at December 31, 2004	$2,262
Loan originations for sale	36,098
SBA loans held for investment, reclassified as held for sale	8,522
Loans sold	(40,737)
Balance at September 30, 2005	$6,145

Below is a summary of the servicing asset as of September 30, 2005: (Dollars in thousands)
Balance at December 31, 2004	$2,085
Servicing rights capitalized	1,370
Servicing rights amortized	(617)
Valuation allowance	(180)
Balance at September 30, 2005	$2,658

The unpaid principal amount of loans serviced for others of $176,573,000 and $157,380,000 at September 30, 2005 and December 31, 2004, respectively, is not included on the accompanying consolidated balance sheets.

All loans are priced at the prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans that are repurchased from the secondary market by the SBA. As of September 30, 2005 and December 31, 2004, the amount of NSBF’s net loans receivable with adjustable interest rates was $34,082,000 and $35,178,000, respectively.

As of September 30, 2005 and December 31, 2004, $41,600,000 and $36,297,000 respectively, of loans, including loans held for sale, made by NSBF are pledged as collateral against the outstanding balances on NSBF’s existing lines of credit.

Accruing loans past due ninety days or more as of September 30, 2005 and December 31, 2004, amounted to $253,000 and $0, respectively.

As of September 30, 2005 and December 31, 2004, total impaired non-accrual loans amounted to $3,786,000 and $2,791,000 respectively. Approximately $1,131,000 and $507,000 of the allowance for loan losses were allocated against such impaired non-accrual loans, respectively, in accordance with SFAS No. 114.

The following is a summary of SBA loans receivable at:

(Dollars in thousands)	September 30, 2005	December 31, 2004
Due in one year or less	$7	$241
Due between one and five years	727	968
Due after five years	34,721	35,749
Total	35,455	36,958
Less : Allowance for loan losses	(2,464)	(1,621)
Less: Deferred origination fees, net	(1,404)	(1,151)

Balance	$31,587	$34,186

Sale of loans

In September 2005, NSBF sold $2,458,000 of loans previously classified as held for investment for aggregate proceeds of $2,513,000. This represented a portion of the unguaranteed piece of 18 loans. The difference of $55,000 was recorded as premium income. Also included in premium income is $91,000 representing the allocated portion of the remaining deferred loan origination costs.

In June 2005, NSBF sold $6,064,000 of loans previously classified as held for investment for aggregate proceeds of $6,314,000. This represented a portion of the unguaranteed piece of 95 loans. The difference of $250,000 was recorded as premium income. Also included in premium income is $337,000 representing the allocated portion of the remaining deferred loan origination costs.

NOTE 5 - EARNINGS PER SHARE:

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

The calculations of net (loss) income per share were:

	(In thousands, except per share data) Three months ended September 30,		(In thousands, except per share data) Nine months ended September 30,
	2005	2004	2005	2004
Numerator : Numerator for basic and diluted EPS -(loss) income available to common shareholders	$(1,977)	$4,317	$(889)	$4,446
Denominator: Denominator for basic EPS -weighted average Shares	34,454	33,309	34,105	28,854
Effect of dilutive securities	—	111	—	393
Denominator for diluted EPS - weighted average shares	$34,454	$33,420	$34,105	$29,247
Net EPS: Basic	$(0.06)	$0.13	$(0.03)	$0.15
Net EPS: Diluted	$(0.06)	$0.13	$(0.03)	$0.15

The following equity instruments are excluded from above as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Anti-dilutive stock options	*	642	*	480
Restricted stock units	66	4	70	4
Warrants	6	6	6	6
Contingently issuable shares	791	1,213	791	1,213
* All options are anti-dilutive as the Company is in a net loss position.

NOTE 6 - GOODWILL AND INTANGIBLES:

During the nine month period ended September 30, 2005, the Company finalized the purchase price allocation of the CrystalTech Web Hosting Inc. acquisition. The following summarizes the final fair values of the assets acquired and the liabilities assumed at the date of acquisition:

(Dollars in thousands)
Accounts receivable	$68
Customer accounts	4,382
Trademark	550
Software	483
Non compete	11
Goodwill	4,999
Fixed assets	189
Other assets	10
Total assets acquired	$10,692

Current liabilities (including accrued acquisition costs)	$384
Deferred revenues	802
Total liabilities assumed	1,186
Purchase price, net of cash acquired	$9,506

The difference between the aggregate purchase price and the fair value of the assets acquired and the liabilities assumed has been recorded as goodwill. Customer accounts, software and the non-compete are being amortized over a five year period. The trademark has an indefinite life, and accordingly is not being amortized. For the period ended September 30, 2005, amortization expense relating to the intangible assets totaled approximately $725,000.

During August 2005, CrystalTech’s CEO earned an additional $1,500,000 ($750,000 each in stock and cash) pursuant to the asset purchase agreement. Such payments have been recorded as additions to goodwill.

Also during the quarter ended June 30, 2005 one of our subsidiaries, First Bankcard Alliance, LLC, purchased customer merchant account portfolios for $692,000 in cash. The Company has allocated the entire purchase price to customer merchant accounts and is amortizing these accounts over on an estimated useful life of 66 months. Total amortization related to such assets was $63,000 and is included in the accompanying statements of operations for the nine months ended September 30, 2005. The Company is currently in the process of obtaining a valuation on this acquisition. In addition, the Company made smaller acquisitions of customer merchant accounts, aggregating $386,000 and is amortizing these accounts over an estimated useful life of 66 months.

In accordance with the provisions of Statements of Financial Accounting Standards No. 142 “Goodwill and other Intangible Assets” (“SFAS 142”), Newtek assessed the carrying value of goodwill recorded on the consolidated balance sheet and determined that the fair values of certain underlying entities to which goodwill was attributable were less than the carrying values of those entities. As a result, the Company completed the impairment analysis required by SFAS 142 and recorded $822,000 of an impairment charge in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2005. The impairments were due to operating losses of certain of the consolidated operating entities underlying the goodwill.

NOTE 7 - NOTES PAYABLE-OTHER:

CrystalTech entered into an agreement on March 28, 2005 with Technology Investment Capital Corp. (“TICC”) to borrow $8,000,000 to be repaid over 5 years, maturing March 28, 2010 with a principal repayment of $2,000,000 due on March 28, 2008, $3,000,000 due on March 28, 2009 and March 28, 2010. Interest on the note is 10% for the first year, adjustable thereafter based on 6.35% plus the treasury rate (limited to a 1% increase or decrease in any one adjustment year) with a minimum interest rate of 8.5% and maximum of 12.0%. Newtek has agreed to pay TICC additional interest on each anniversary date of 2% of the average outstanding balance during the year in Newtek common shares. The loan can be prepaid without any penalty after 18 months. The note is collateralized by a first priority security interest in all the assets of CrystalTech. The note contains financial covenants, such as minimum revenues and minimum EBITDA thresholds. The Company has capitalized $431,000 of deferred financing costs, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheet, and will be amortized over a period of 5 years. Amortization expenses included in the accompanying statements of operations for the nine months ended September 30, 2005 totaled $43,000.

NOTE 8 - BANK NOTES PAYABLE:

In June 2004, NSBF executed an amendment to its existing credit agreement with Deutsche Bank whereby the $75,000,000 line of credit was extended through June 2005.  This amendment required NSBF to purchase $1,500,000 shares of Series A Preferred Stock on the earlier of a) the repayment in full of all obligations under the loan agreement or b) the termination date.  In connection with the termination date on June 30, 2005 and the subsequent three month extension entered into on June 30, 2005, NSBF repurchased the $1,500,000 in Series A Preferred Stock from Deutsche Bank.

In September 2005, NSBF closed a three year, $75,000,000 senior revolving loan transaction with GE. This new facility will be primarily utilized to originate and warehouse the unguaranteed portions of loans under the SBA 7(a) loan program and for other working capital purposes. The facility refinances the previous facility with a Deutsche Bank affiliate and the $4,000,000 revolving credit facility with Banco Popular Dominica Bank. As of September 30, 2005, NSBF had $23,721,000 outstanding on the line of credit. The line of credit bears interest at the prime interest rate plus .50% with the option of purchasing LIBOR contracts at LIBOR plus 2.75%. These rates may be increased or decreased by .25% based on certain thresholds. The line is collateralized by the unguaranteed portions and the guaranteed portions of the held for sale of the SBA loans receivable made by NSBF in addition to all assets of NSBF. The interest rate at September 30, 2005 was 7.25%. Interest on the line is payable monthly in arrears. The Company has capitalized $1,717,000 of deferred financing costs attributable to the GE facility, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheet, and will be amortized over a period of three years. Amortization expense relating to this facility included in the accompanying consolidated statements of operations for the nine months ended September 30, 2005 was $48,000. The agreement includes minimum net worth thresholds and fixed charge ratios, limitations on capital expenditures and charge-offs, in addition to loan loss reserve requirements.

The company was in violation of the Minimum Net Worth and Fixed Charge Coverage Ratio (FCCR) tests as of September 30, 2005.  The Company has obtained a waiver from its lenders, with an effective date of September 30, 2005, to waive the covenant violation as of September 30, 2005, by agreeing not to test the Minimum Net Worth and FCCR for the month ended September 30, 2005.  However, management expects that NSBF will violate the Minimum Net Worth test at October 31, 2005 and the FCCR test at December 31, 2005.  Management is currently working with its lenders to obtain a waiver of the Net Worth test at October 31, 2005 and anticipates that such covenant will be met by November 30, 2005.

Under the credit agreement, NSBF has agreed to provide the lenders an updated business plan by December 1, 2005 and management is currently working with its lenders to negotiate by December 31, 2005 a revised FCCR based on such business plan.

If NSBF fails a test and a waiver is not obtained or its lenders fail to agree on amending the FCCR test then an event of default under the Credit Agreement will occur.  Management believes that it will be successful in its negotiations with its lenders to revise the financial covenants to levels that are attainable by NSBF.  However, there can be no assurance that an agreement will be reached. If an agreement cannot be reached or if an agreement is reached but the covenants are not attainable and the lenders were to exercise their rights, NSBF may experience severe liquidity problems which would have a material adverse effect on the Company and NSBF, unless the lenders agree to additional waivers, forbearance or restructuring of the debt or unless NSBF can refinance the debt.

NOTE 9 - OTHER INCOME:

Included in other income in the accompanying consolidated statements of operations for the nine months ended September 30, 2005 is $425,000 recorded by NSBF as a receivable from the SBA, $887,000 of equity earnings from Exponential Business Development, L.P. (both received in March 2005) and a $900,000 recovery from the Merchant Data Systems legal settlement (received in April 2005).

NOTE 10 - TAXES:

The effective tax rates for the three and nine months ended September 30, 2005, were a benefit of 5% and a provision of 1,607%, respectively, compared to the effective tax rates of 41% for the same periods of 2004.

In the three and nine months ended September 30, 2005, the effective tax rate was materially higher due to the inability of NSBF to utilize a portion of the its current net loss of $495,000 and $976,000, respectively. NSBF is, however, recording a benefit for the quarter by filing a federal NOL carryback, which will enable it to utilize $1,177,000 of the current year tax loss to offset prior year taxable income, resulting in a federal refund of $388,000. In addition, in the three and nine months ended September 30, 2005, Newtek had a non-deductible permanent difference of $822,000, which further increased the effective tax rate.

NOTE 11 - SEGMENT REPORTING:

Operating segments are organized internally primarily by the type of services provided, and in accordance with SFAS No. 131, the Company has aggregated similar operating segments into four reportable segments, SBA lending, electronic payment processing, web hosting and Capcos and other. All sales are derived in the United States, except a small percentage of foreign sales amount recognized from the web hosting segment.

The SBA lending segment is NSBF, a licensed, U.S. Small Business Administration lender that originates, sells and services loans to qualifying small businesses, which are partially guaranteed by the SBA.

As an SBA lender, NSBF generates revenues from sales of loans, servicing income for those loans retained to service by NSBF and interest income earned on available cash balances and the loans themselves. The lender also generates expenses such as interest, professional fees, payroll and consulting, depreciation and amortization and provision for loan losses, all of which are included in the respective caption on the consolidated statements of operations. NSBF also has expenses such as loan recovery expenses, loan processing costs, and other expenses that are all included in the other expense caption on the consolidated statements of operations.

The electronic payment processing segment is a processor of credit card transactions, as well as a marketer of credit card and check approval services to the small business market. Revenue generated from electronic payment processing is included on the consolidated statements of operations as a separate line item. Expenses include direct costs (included in a separate line captioned electronic payment processing costs), professional fees, payroll and consulting, depreciation and amortization, and other expenses, all of which are included in the respective captions on the consolidated statements of operations.

The web hosting segment consists of CrystalTech, acquired in July 2004. CrystalTech’s revenues are derived primarily from web hosting services and set up fees. CrystalTech generates expenses such as professional fees, payroll and consulting, and depreciation and amortization which are included in the respective captions on the accompanying consolidated statements of operations, as well as licenses and fees and general office expenses, all of which are included in other expenses in the respective caption on the consolidated statements of operations.

The Capcos and other represents Newtek’s activities in the certified capital company market as described in Note 1, as well as activities not included in the other three segments.

(Dollars in Thousands)
	For the Three months ended September 30,		For the Nine months ended September 30,
	2005	2004	2005	2004
Revenue from External Customers
SBA lending	$2,284	$2,136	$8,219	$7,435
Electronic payment processing	8,386	5,126	22,811	12,429
Web hosting	2,780	2,204	7,702	2,204
Capco and other	7,012	12,132	21,268	21,883
Total	$20,462	$21,598	$60,000	$43,951

Inter-Segment Revenue
SBA lending	$—	$—	$—	$—
Electronic payment processing	84	6	215	6
Web hosting	13	—	66	—
Capco and other	1,258	858	3,695	2,331
Total	$1,355	$864	$3,976	$2,337

(Loss) income before benefit (provision) for income taxes
SBA lending	$(1,138)	$247	$(656)	$1,966
Electronic payment processing	330	156	1,436	261
Web hosting	881	1,066	2,743	1,066
Capco and other	(2,152)	5,848	(3,464)	4,242
Total	$(2,079)	$7,317	$59	$7,535

	September 30, 2005	December 31, 2004
Identifiable Assets
SBA lending	$49,457	$48,840
Electronic payment processing	6,451	3,507
Web hosting	16,527	12,368
Capco & other	170,820	163,683
Total	$243,255	$228,398

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

The statements in this Quarterly Report may contain forward-looking statements relating to such matters as anticipated future financial performance, business prospects, legislative developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ materially from the anticipated results expressed in the forward looking statements such as intensified competition and/or operating problems on its operating business projects and their impact on revenues and profit margins or additional factors as described in Newtek Business Services' previously filed registration statements.

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

Critical Accounting Policies and Estimates:

The Company’s significant accounting policies are described in note 1 of the Notes to Consolidated Financial Statements included in its Form 10-K, as amended, for the fiscal year ended December 31, 2004. A discussion of the Company’s critical accounting policies, and the related estimates, are included in Management’s Discussion and Analysis of Results of Operations and Financial Position in its Form 10-K for the fiscal year ended December 31, 2004.  There have been no significant changes in the Company’s existing accounting policies or estimates since its fiscal year ended December 31, 2004.

Comparison of the nine months ended September 30, 2005 and September 30, 2004

Total revenues increased by $16,049,000 to $60,000,000 for the nine months ended September 30, 2005, from $43,951,000 for the nine months ended September 30, 2004. Income from tax credits decreased by $3,167,000 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, primarily due to Newtek’s capco’s, Wilshire DC Partners and Wilshire Louisiana Partners IV achieving the 50% hurdles in the nine months ended September 30, 2005 and recognizing $13,945,000 compared to the hurdles hit in the same period in the prior year for Wilshire Louisiana III, IV and Wilshire Colorado totaling $17,885,000. This decrease was partially offset by 2 additional capcos recording income from accretion of tax credits in the nine months ended September 30, 2005 compared to the prior comparative period.

Electronic payment processing revenue increased by $9,525,000 to $21,955,000 for the nine months ended September 30, 2005, from $12,430,000 for the nine months ended September 30, 2004, due to the Company’ increase in electronic payment processing customers, as well as an additional qualified business formed in Alabama in August 2004. At September 30, 2005, we provided our payment services to 12,000 small merchants across the United States, compared to 7,000 customers at September 30, 2004. Gross total processing volume increased to $1,050,000,000 from all merchant portfolios (of this amount, $239,473,000 of processing volume generated revenues that were recorded net of interchange fees) for the nine months ended September 30, 2005 from $661,353,000 of gross processing volume (of this amount, $245,621,000 of processing volume generated revenues that were recorded net of interchange fees) for the nine months ended September 30, 2004.

Servicing fee income increased by $287,000 to $1,477,000 for the nine months ended September 30, 2005 from $1,190,000 for the nine months ended September 30, 2004. The increase in servicing fee income was attributable to the servicing portfolio’s growth year over year. The servicing portfolio at September 30, 2005 aggregated $176,573,000 as compared with $143,360,000 at September 30, 2004.

Premium income increased by $272,000 to $3,345,000 for the nine months ended September 30, 2005 from $3,073,000 for the nine months ended September 30, 2004. The increase in premium income was attributable to NSBF selling 121 guaranteed loans in the nine months ended September 30, 2005, aggregating $32,215,000 as compared to 104 loans sold aggregating $24,918,000 in the same period for the prior year. The premiums recognized in connection with these sales were $2,612,000 during the nine months ended September 30, 2005 as compared with $2,231,000 in the same period for the prior year. In addition, in the nine months ended September 30, 2005, NSBF sold to three financial institutions $8,522,000 of loans previously classified as held for investment for aggregate proceeds of $8,827,000. This represented a portion of the unguaranteed piece of 113 loans. The carrying value above the $8,522,000 of loans previously classified as held for investment of $305,000 was recorded as premium income. Also, in connection with this sale, included in premium income for the nine months ended September 30, 2005 is approximately $428,000 representing the allocated portion of the remaining discount recorded at the time of loan origination. During the nine months ended September 30,2004, NSBF sold to a bank $17,022,000 of loans previously classified as held for investment for aggregate proceeds of $17,661,000. This represented a portion of the unguaranteed piece of 180 loans. The carrying value above the $17,022,000 of loans previously classified as held for investment of $639,000 was recorded as premium income. Also, in connection with this sale, included in premium income for the nine months ended September 30, 2004 is approximately $203,000 representing the allocated portion of the remaining discount recorded at the time of loan origination. Additionally, In July 2004, NSBF sold $201,000 of loans previously classified as held for investment for aggregate proceeds of approximately $220,000. This represented a guaranteed portion of one loan. The difference of $19,000 was recorded as premium income.

Interest is generated from SBA lending activities, excess cash balances that are invested in low risk, highly liquid securities (money market accounts, federal government backed mutual funds, etc.) non-cash accretions of structured insurance product and on held to maturity investments. The following table details the changes in these different forms of interest income for the nine month periods ended September 30:

(Dollars in Thousands)
	2005	2004	Change
SBA lending activities	$2,658	$2,584	$74
Non-cash accretions	132	132	—
Qualified investments	67	51	16
Low-risk highly liquid securities	709	169	540
	$3,566	$2,936	$630

The $540,000 increase in interest income generated from low-risk highly liquid securities is attributable to an increase in the average outstanding balances and increased interest rates on interest bearing cash accounts for the nine months ended September 30, 2005 compared to the same period in the prior year.

Web hosting income for the nine months ended September 30, 2005 increased by $5,476,000 primarily due to the growth in the business as well as the nine months in the current period compared to only 3 months in the prior period, as Crystal Tech was acquired in July 2004. As of September 30, 2005, over 44,000 sites were hosted compared to only 32,000 as of September 30, 2004.

Insurance commissions for the nine months ended September 30, 2005 increased to $991,000 from $391,000 due to the full nine months of Newtek Insurance Agency in 2005, compared to the two months in 2004 as Newtek Insurance Agency was acquired on July 30, 2004, as well as the additional company in 2005, National Insurance Solutions, LLC.

Other income increased by $2,425,000 to $3,683,000 for the nine months ended September 30, 2005 from $1,258,000 for the nine months ended September 30, 2004. Included in other income for the nine months ended September 30, 2005 is a $900,000 recovery of an investment in Merchant Data Systems received from a legal settlement, $887,000 of equity earnings from Exponential Business Development, L.P., as well as $425,000 of other income from the settlement of loan recovery costs from the Small Business Administration.

Changes in interest expense are summarized as follows for the nine months periods ended September 30:

(Dollars in Thousands)
	2005	2004	Change
Capco interest expense	$9,024	$8,696	$328
NSBF (SBA Lender) interest expense	1,519	1,318	201
Other interest	1,242	519	723
	$11,785	$10,533	$1,252

The $328,000 net increase in Capco interest expense in the nine months ended September 30, 2005 was attributable to the expense incurred by the three additional Capcos in the current period versus the same period in 2004, offset by earlier Capcos having less interest expense under the effective interest method. The $723,000 net increase in other interest expense was primarily attributable to $493,000 of interest on the TICC note that CrystalTech financed on March 28, 2005, as well as an additional $110,000 of interest on insurance coverage for the two capco’s formed in the fourth quarter 2004 and the one capco formed in June 2005.

Payroll and consulting fees increased by $4,763,000 to $12,307,000 for the nine months ended September 30, 2005 from $7,544,000 for the nine months ended September 30, 2004. The increase was primarily due to the significant growth in the merchant processing segment and the seven additional operating entities consolidated into Newtek in the nine months ended September 30, 2005 versus the same period in 2004. In particular, CrystalTech and Newtek Insurance Agency’s payroll and consulting fees increased $1,858,000 for the nine months ended September 30, 2005 over the prior period.

Electronic payment processing direct costs increased by $7,365,000 to $16,094,000 for the nine months ended September 30, 2005 from $8,729,000 for the nine months ended September 30, 2004, due to the significant increase in the volume of processed transactions due to an increase in the number of electronic payment processing customers as well as an increase in interchange fees.

Professional fees increased by $2,032,000 to $5,442,000 for the nine months ended September 30, 2005 from $3,410,000 for the nine months ended September 30, 2004. This increase is primarily due to the increased legal and accounting services provided due to the significant growth in the company in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The capco’s formed subsequent to September 30, 2004 have related professional fee expenses of $257,000. Total professional fees incurred by CrystalTech and Newtek Insurance Agency were $509,000 for the nine months ended September 30, 2005 compared to $201,000 for the period from acquisition (July) through September 30, 2004.

Provision for loan losses increased to $2,183,000 for the nine months ended September 30, 2005 from $12,000 for the nine months ended September 30, 2004. This $2,171,000 increase is attributable to NSBF recording $800,000 in additional reserves associated with the Commercial Capital Corporation (CCC) portfolio which was acquired on December 31, 2002. Due to charge offs of certain CCC loans in the second quarter of 2005, the allowance for loan loss reserve was depleted to a level that management determined would require additional reserves to cover the remaining CCC portfolio balance.

Additionally, in the third quarter of 2005, management recorded an additional $900,000 in reserves, of which $300,000 is associated with hurricane Katrina. The $300,000 reserve was established to cover known and probable future losses due to business interruptions and material property losses, as well as indirect economic effects outside of the hurricane region which could result in decreases in revenue to some of our other borrowers. The remaining $600,000 reserve was established due to current economic conditions, specifically the rising interest rate environment and the high price of oil and gas, in addition to the potential economic impact to those small businesses in Louisiana, Alabama, Mississippi and other parts of the country that were not directly impacted by the storm as addressed in the reserves above. Consideration in this evaluation includes past and anticipated loss experience, current portfolio composition and the evaluation of real estate collateral as well as current and anticipated economic conditions. Management believes that such additional reserves will be adequate to absorb future potential loan losses inherent in the Company’s entire loan portfolio. The remaining increase of $471,000 is attributable to general reserves being recorded on newly originated loans. Additionally, in June 2004, NSBF sold loans to a bank previously classified as held for investment. In connection with this sale, NSBF reversed the reserve for loan losses associated with these loans and recorded a benefit of $300,000, offset by $241,000 in loan loss provisions.

In accordance with the provisions of Statements of Financial Accounting Standards No. 142 “Goodwill and other Intangible Assets” (“SFAS 142”), Newtek assessed the carrying value of goodwill recorded on the consolidated balance sheet and determined that the fair values of certain underlying entities to which goodwill was attributable were less than the carrying values of those entities. As a result, the Company completed the impairment analysis required by SFAS 142 and recorded $822,000 of an impairment charge in the accompanying consolidated statement of operations for the nine months ended September 30, 2005. The impairments were due to operating losses of certain of the consolidated operating entities underlying the goodwill.

Depreciation and amortization increased by $2,055,000 to $3,445,000 for the nine months ended September 30, 2005 from $1,390,000 for the nine months ended September 30, 2004. Of this increase, $1,256,000 is due to the increase in depreciation and amortization of fixed assets, customer accounts and intangibles for CrystalTech and Newtek Insurance Agency. In addition, NSBF’s amortization of the servicing asset~~s~~ and deferred financing costs increased by $484,000 due to the servicing assets growth year over year as well as the increased amortization of costs associated with the July 1, 2004 Deutsche Bank amendment to NSBF’s then existing credit agreement.

Other expenses increased by $2,639,000 to $6,175,000 for the nine months ended September 30, 2005 from $3,536,000 for the nine months ended September 30, 2004. The increase relates to the additional seven operating companies, and is for expenses such as rent, utilities and general office expenses. Specifically, the operations of CrystalTech and Newtek Insurance Agency contributed an increase of $1,182,000 in other expenses for the nine month period ended September 30, 2005 compared to the same period in the prior period. NSBF had an increase in other expenses of $497,000 due to bank fees ($200,000 increase) associated with the Deutsche Bank extension fees and the negotiation of a new lending facility and $180,000 increase for servicing asset impairment.

The effective tax rate for the nine months ended September 30, 2005, was 1,607% compared to the effective tax rate of 41% for the same period in 2004. In the nine months ended September 30, 2005, the effective tax rate was materially higher due to the inability of NSBF to utilize a portion of their current net loss of $976,000. In addition, in the nine months ended September 30, 2005, Newtek, had a non-deductible permanent difference of $822,000, which further increased the effective tax rate.

The effective tax rate for the nine months ended September 30, 2004, was calculated using a 41% effective tax rate. The rate was calculated based on the rate used to value the prior year deferred assets and liabilities. There were no permanent differences that would have impacted the rates during the three and nine month periods ending September 30, 2004, nor was there a net loss from NSBF that would have been added to the consolidated net income of Newtek to arrive at the provision.

The Company’s net loss for the nine months ended September 30, 2005 was $889,000, a decrease of $5,335,000 from net income of $4,446,000 for the nine months ended September 30, 2004 due to the increase in total revenues of $16,049,000 offset by the increases in overall expenses of $23,272,000 discussed above, offset by the decrease in taxes of $2,142,000 and the decrease in minority interest of $254,000.

Comparison of the three months ended September 30, 2005 and September 30, 2004

Revenues decreased by $1,136,000 to $20,462,000 for the three months ended September 30, 2005, from $21,598,000 for the three months ended September 30, 2004. Income from tax credits decreased by $5,516,000 from $11,421,000 for the three months ended September 30, 2004, to $5,905,000 for the three months ended September 30, 2005, due to the additional income recognized in achieving investment thresholds in the Wilshire Colorado statewide capco in the three months ended September 30, 2004 of $10,493,000 compared to the Wilshire Louisiana IV capco program in the three months ended September 30, 2005 of $4,676,000. This was offset by the two additional capco’s recording income tax credit accretions in the current period compared to the prior period.

Electronic payment processing revenue increased by $3,308,000 to $8,435,000 for the three months ended September 30, 2005 due to the Company’s increase in electronic payment processing customers, and an additional qualified business formed in Alabama in August 2004. At September 30, 2005, we provided our payment services to 12,000 small merchants across the United States, compared to 7,000 customers at September 30, 2004. Gross total processing volume increased to $400,866,000 from all merchant portfolios (of this amount, approximately $86,889,000 of processing volume generated revenues that were recorded net of interchange fees) for the three months ended September 30, 2005 from $248,000,000 of gross processing volume (of this amount, approximately $74,000,000 of processing volume generated revenues that were recorded net of interchange fees) for the three months ended September 30, 2004.

Servicing fee income increased by $137,000 to $539,000 for the three months ended September 30, 2005 from $402,000 for the three months ended September 30, 2004. The increase in servicing fee income of $137,000 was attributable to the servicing portfolio’s growth year over year. The servicing portfolio at September 30, 2005 aggregated $176,573,000 as compared with $143,360,000 at September 30, 2004.

Premium income increased by $220,000 to $827,000 for the three months ended September 30, 2005 from $607,000 for the three months ended September 30, 2004. The increase in premium income is attributable to selling 37 guaranteed loans in the three months ended September 30, 2005, aggregating $9,276,000 as compared to 36 loans aggregating $7,495,000 in the same period for the prior year. The premiums recognized in connection with these sales were approximately $681,000 during the three months ended September 30, 2005 as compared with approximately $607,000 in the same period for the prior year. In addition, in September 2005, NSBF sold to a financial institution $2,458,000 of loans previously classified as held for investment for aggregate proceeds of $2,513,000. This represented a portion of the unguaranteed piece of 18 loans. The carrying value above the $2,458,000 of loans previously classified as held for investment of $55,000 was recorded as premium income. Also, in connection with this sale, included in premium income for the three months ended September 30, 2005 is $91,000 representing the allocated portion of the remaining discount recorded at the time of loan origination

Web hosting increased by $565,000 to $2,769,000 for the three months ended September 30, 2005 due to 3,000 net sites added this quarter compared to only 2,000 in the same quarter 2004.

Interest is generated from SBA lending activities, excess cash balances that are invested in low risk, highly liquid securities (money market accounts, federal government backed mutual funds, etc.), non-cash accretions of structured insurance product and on held to maturity investments. The following table details the changes in these different forms of interest and dividend income:

(Dollars in Thousands)

	2005	2004	Change
SBA lending activities	$867	$738	$129
Non-cash accretions	44	44	—
Qualified investments	17	16	1
Low-risk highly liquid securities	309	67	242
	$1,237	$865	$372

The $242,000 increase in interest income generated from low-risk highly liquid securities is attributable to an increase in the average outstanding balances and increased interest rates on interest bearing cash accounts.

Changes in interest expense are summarized as follows:

(Dollars in Thousands)
	2005	2004	Change
Capco interest expense	$2,958	$2,812	$146
NSBF (SBA Lender) interest expense	531	317	214
Other interest	719	161	558
	$4,208	$3,290	$918

The $214,000 increase in NSBF interest expense in the three months ended September 30, 2005 was attributable to the blended interest rate on the current and former credit facility (6.25%) compared to prior period’s average effective interest rate of 3.91%. The $558,000 net increase in other interest expense was attributable to $244,000 of interest on the TICC note that CrystalTech financed on March 28, 2005, as well as an increase in interest expense on insurance coverage.

Payroll and consulting fees increased by $999,000 to $3,996,000 for the three months ended September 30, 2005 from $2,997,000 for the three months ended September 30, 2004. The increase was primarily due to the increased number of operating entities consolidated into Newtek in the three months ended September 30, 2005 versus the same period in 2004. Electronic payment processing costs increased by $2,546,000 to $6,143,000 for the three months ended September 30, 2005 from $3,597,000 for the three months ended September 30, 2004, due to the significant increase in the volume of processed transactions due to an increase in the number of electronic payment processing customers as well as an increase in interchange fees.

Professional fees increased by $329,000 to $1,902,000 for the three months ended September 30, 2005 from $1,573,000 for the three months ended September 30, 2004. This increase is primarily due to the increased legal and accounting services provided due to the significant growth in the company in the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

Provision for loan losses increased to $1,082,000 for the three months ended September 30, 2005 from $59,000 for the three months ended September 30, 2004. This $1,023,000 increase is attributable to management recording an additional $900,000 in reserves, of which $300,000 is associated with hurricane Katrina. This additional $300,000 reserve was established to cover known and reasonably probable future losses due to business interruptions and material property losses, as well as indirect economic effects outside of the hurricane region which could result in decreases in revenue to some of our other borrowers. The $600,000 reserve was established due to current economic conditions, specifically the rising interest rate environment and the high price of oil and gas, in addition to the potential economic impact to those small businesses in Louisiana, Alabama, Mississippi and other parts of the country that were not directly impacted by the storm and addressed in the reserves above. Consideration in this evaluation includes past and anticipated loss experience, current portfolio composition and the evaluation of real estate collateral as well as current and anticipated economic conditions. Management believes that such additional reserves will be adequate to absorb future potential loan losses inherent in the Company’s entire loan portfolio. Of the remaining increase, $123,000 is attributable to general reserves being recorded on newly originated loans.

Depreciation and amortization increased by $398,000 to $1,171,000 for the three months ended September 30, 2005 from $773,000 for the three months ended September 30, 2004. Of this increase, $267,000 is due to the additional depreciation and amortization of fixed assets, customer accounts and intangibles for CrystalTech and Newtek Insurance Agency in the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

In accordance with the provisions of Statements of Financial Accounting Standards No. 142 “Goodwill and other Intangible Assets” (“SFAS 142”), Newtek assessed the carrying value of goodwill recorded on the consolidated balance sheet and determined that the fair values of certain underlying entities to which goodwill was attributable were less than the carrying values of those entities. As a result, the Company completed the impairment analysis required by SFAS 142 and recorded $822,000 of an impairment charge in the accompanying consolidated statement of operations for the three months ended September 30, 2005. The impairments were due to operating losses of certain of the consolidated operating entities underlying the goodwill.

Other expenses increased by $1,093,000 to $2,620,000 for the three months ended September 30, 2005 from $1,527,000 for the three months ended September 30, 2004. Specifically, $321,000 of the increase relates to the write offs of loan impairments ($121,000 of which is due to hurricane Katrina). The remaining increase relates to the operations of CrystalTech ($118,000 increase) and the additional operating entities in the three months ended September 30, 2005 compared to the same period in the prior year.

The effective tax rate for the three months ended September 30, 2005, was a benefit of 5 % compared to the effective tax rate provision of 41% for the same period in 2004. In the three months ended September 30, 2005, the effective tax rate was materially higher due to the inability of NSBF to utilize a portion of their current net loss of $495,000. In addition, in the three months ended September 30, 2005, Newtek had a non-deductible permanent difference of $822,000, which further increased the effective tax rate.

The effective tax rate for the three months ended September 30, 2004, was calculated using a 41% effective tax rate. The rate was calculated based on the rate used to value the prior year deferred assets and liabilities. There were no permanent differences, nor was there a net loss from NSBF that would have impacted the rate during the three months ended September 30, 2004.

The Company’s net loss for the three months ended September 30, 2005 was $1,977,000, a decrease of $6,294,000 from net income of $4,317,000 for the three months ended September 30, 2004 due to the decrease in overall revenues of $1,136,000 discussed above, by increases in expenses of $8,245,000 offset by a decrease in the provision for income taxes of $3,102,000.

Liquidity and Capital Resources

Newtek has funded its operations primarily through the issuance of notes to insurance companies through the Capco programs. Through September 30, 2005, Newtek has received $227,880,000 in proceeds from the issuance of long-term debt, Capco warrants, and Newtek common shares through the Capco programs. In 2004, Newtek raised $20,762,000 (net of related offering costs) in a secondary public offering. Newtek’s principal capital requirements have been to fund the purchase of Coverage A insurance related to the notes issued to the insurance companies ($120,135,000), the acquisition of Coverage B Capco insurance policies ($26,911,000), the acquisitions of CrystalTech and Newtek Insurance Agency ($9,836,000) and the acquisition of consolidated operating entities’ interests, identifying other Capco-qualified investments, and working capital needs resulting from operating and business development activities of its consolidated operating entities.

Net cash used in operating activities:

Net cash used in operating activities in the nine months ended September 30, 2005 was considerably lower than in the prior comparative period primarily due to the net loss in the current period of $889,000 compared to net income of $4,446,000 in the prior period (a change of $5,335,000), offset by the significant non cash charges in the current period totaling $18,529,000 compared to only $14,245,000 in the nine months ended September 30, 2004.

Net cash used in investing activities:

Net cash used in investing activities of $3,406,000 in the nine months ended September 30, 2005 compared to net cash provided by investing activities of $4,954,000 in the same period in the prior year decreased significantly due to the proceeds from sales of SBA loans held for investment of $17,881,000 in the prior period compared to only $8,827,000 in the current period. Additionally, payments received on SBA loans was $4,132,000 lower in the current period attributable to the sale of loans held for investment, reclassified as held for sale. Also affecting the decrease is an additional $2,656,000 in acquiring fixed assets and customer merchant accounts in the nine months ended 2005 verse 2004, offset by the purchase price of CrystalTech and Newtek Insurance Agency of $9,955,000 in the prior period.

Net cash provided by financing activities:

Net cash provided by financing activities was $9,227,000 higher in 2005 verse 2004, primarily due to the net proceeds from Wilshire Texas capco closing in the nine months ended September 30, 2005 being $12,562,000 greater than the closing for the Wilshire Alabama capco closing in the same period in the prior year, and the $8,000,000 in proceeds from the TICC note payable. Offsetting this is additional cash paid for Coverage A of $4,140,000 in 2005, and an additional $1,664,000 repaid in notes payable insurance.

Net repayments on SBA bank notes payable incorporates the new financing from GE and paydown of the previous facilities of Deutsche Bank and Banco Popular.

Summary

During the nine months ended September 30, 2005 we and our affiliated companies generated cash flow primarily from the following sources:

•	proceeds from issuance of long-term debt and common shares of $24,171,000;
•	interest income of $3,566,000;
•	proceeds from sales of SBA loans held for sale and loans held for investment, reclassified as held for sale of $41,042,000;
•	other income of $3,683,000, which represents revenue from Newtek’s consolidated operating entities;
•	repayments from qualified investments of $3,658,000;
•	proceeds from note payable-other of $8,014,000;
•	cash received from repayments of SBA loans receivable of $3,528,000; and
•	distribution from an investee of $820,000.

The cash was primarily used to:

•	originate $47,581,000 in SBA loans originated for sale and held for investment:
•	purchase Coverage A insurance of $6,250,000;
•	repurchase mandatorily redeemable preferred stock of $1,500,000;
•	invest in Qualified Businesses of $4,368,000;
•	repay bank notes payable of $4,267,000
•	repay note payable-insurance of $2,776,000;
•	repay notes payable other of $525,000;
•	purchase customer merchant accounts of $1,078,000; and
•	acquire furniture, fixtures and equipment of $2,424,000.

During the nine months ended September 30, 2004 we and our affiliated companies generated cash flow primarily from the following sources:

•	secondary public offering and private placement of common shares, and exercise of stock options, netting $22,697,000;
•	proceeds from issuance of a long-term debt and warrants of $10,896,000;
•	interest income of $2,936,000;
•	other income of approximately $1,258,000 which represents revenue from Newtek’s consolidated operating entities;
•	proceeds from sales of SBA loans held for sale and loans held for investment, reclassified as held for sale of $42,799,000;
•	payments received on SBA loans of $7,660,000; and
•	repayments from qualified investments of $1,614,000.

The cash was primarily used to:

•	originate $32,652,000 in SBA loans held for investment and for sale;
•	invest in qualified businesses of $1,909,000;
•	repay SBA bank notes payable of $23,435,000;
•	repay note payable-insurance of $1,112,000; and
•	purchase of Coverage A insurance of $2,150,000.

In September 2005, NSBF closed a three year, $75,000,000 senior revolving loan transaction with GE. This new facility will be primarily utilized to originate and warehouse the unguaranteed portions of loans under the SBA 7(a) loan program and for other working capital purposes. The facility refinances the previous facility with a Deutsche Bank affiliate and the $4,000,000 revolving credit facility with Banco Popular Dominica Bank. As of September 30, 2005, NSBF had $23,721,000 outstanding on the line of credit. The line of credit bears interest at the prime interest rate plus .50% with the option of purchasing LIBOR contracts at LIBOR plus 2.75%. These rates may be increased or decreased by .25% based on certain thresholds. The line is collateralized by the unguaranteed portions and the guaranteed portions held for sale of the SBA loans receivable made by NSBF in addition to all of the assets of NSBF. The interest rate at September 30, 2005 was 7.25%. Interest on the line is payable monthly in arrears. The Company has capitalized $1,717,000 of deferred financing costs attributable to the GE facility, which will be amortized over a period of three years. Amortization expense relating to this facility included in the accompanying consolidated statements of operations for the nine months ended September 30, 2005 was $48,000. The agreement includes minimum net worth thresholds and fixed charge ratios, limitations on capital expenditures and charge-offs, in addition to loan loss reserve requirements.

The company was in violation of the Minimum Net Worth and Fixed Charge Coverage Ratio (FCCR) tests as of September 30, 2005.  The Company has obtained a waiver from its lenders, with an effective date of September 30, 2005, to waive the covenant violation as of September 30, 2005, by agreeing not to test the Minimum Net Worth and FCCR for the month ended September 30, 2005.  However, management expects that NSBF will violate the Minimum Net Worth test at October 31, 2005 and the FCCR test at December 31, 2005.  Management is currently working with its lenders to obtain a waiver of the Net Worth test at October 31, 2005 and anticipates that such covenant will be met by November 30, 2005.

Under the credit agreement, NSBF has agreed to provide the lenders an updated business plan by December 1, 2005 and management is currently working with its lenders to negotiate by December 31, 2005 a revised FCCR based on such business plan.

If NSBF fails a test and a waiver is not obtained or its lenders fail to agree on amending the FCCR test then an event of default under the Credit Agreement will occur.  Management believes that it will be successful in its negotiations with its lenders to revise the financial covenants to levels that are attainable by NSBF.  However, there can be no assurance that an agreement will be reached. If an agreement cannot be reached or if an agreement is reached but the covenants are not attainable and the lenders were to exercise their rights, NSBF may experience severe liquidity problems which would have a material adverse effect on the Company and NSBF, unless the lenders agree to additional waivers, forbearance or restructuring of the debt or unless NSBF can refinance the debt.

For additional information regarding liquidity and capital resources, please refer to the Company’s Annual Report on Form 10-KA for the year ended December 31, 2004.

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

Our interest expense is sensitive to changes in the general level of interest rates in the United States, because a majority of our indebtedness is at variable rates. At September 30, 2005, $23.7 million of our outstanding indebtedness was at variable interest rates based on the prime rate. A rise in the prime rate of one percentage point would result in additional interest expense of $237,000. However, our interest income would also increase by approximately the same amount, due to the variability of the interest rates on our SBA loans receivable. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase (decrease) in assets.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

We do not hold derivative financial or commodity instruments, nor engage in any foreign currency denominated transactions, and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 4. CONTROLS AND PROCEDURES

Newtek Business Services, Inc., or Newtek, conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of September 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer in consultation with the Audit Committee of the Board of Directors concluded that our disclosure controls and procedures were effective to ensure that material information relating to Newtek (including its consolidated subsidiaries) required to be included in our periodic SEC filings is recorded, processed, summarized and reported within the required time period. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially effect the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits attached to this Quarterly Report on Form 10-Q are:

Exhibit 31.1: Certification of the Chief Executive Officer

Exhibit 31.2: Certification of the Chief Financial Officer

Exhibit 32.1: Certification pursuant to 18 USC (Section) 1350.

Exhibit 99.1: Press Release, August 22, 2005

Exhibit 99.2: Press Release, August 23, 2005.

Exhibit 99.3: Press Release, September 7, 2005.

Exhibit 99.4: Press Release, October 3, 2005.

(b)	During the quarter ended September 30, 2005 we filed the following Current Reports on Form 8-K:

August 22, 2005: On August 16, 2005, Newtek Business Services, Inc., or Newtek, concluded that the financial statements in its previously filed Form 10-Q for the quarter ended March 31, 2005 and the operational results for the previously released quarter ended June 30, 2005 should no longer be relied upon.

August 23, 2005: Effective on August 16, 2005, Newtek Business Services, Inc., or Newtek, has elected two new directors to fill vacancies due to the departure of Steven A. Shenfeld effective as of the same date and another which arose due to the resignation of Brian A. Wasserman in mid-June. Michael Schwartz and Sal Mulia were elected to the balance of the one-year terms which expire at the next annual meeting of shareholders in May 2006.

September 7, 2005: Effective on September 1, 2005, Newtek Business Services, Inc., or Newtek, and its subsidiary, Newtek Small Business Finance, Inc., or NSBF, have entered into a $75 million revolving loan agreement with GE Commercial Finance to be used by NSBF to fund its US Small Business Administration guaranteed small business lending including warehousing the unguaranteed portions of such loans. Newtek pledged its equity interest in NSBF and issued a full guarantee of the three year loan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: November 14, 2005	By:	/s/ Barry Sloane
Barry Sloane Chairman of the Board, Chief Executive Officer and Secretary

Date: November 14, 2005	By:	/s/ Michael J. Holden
Michael J. Holden Chief Financial Offer