Form 10-K
period 2005-12-31
NEWTEK BUSINESS SERVICES INC
filed 2006-05-10
CIK 1094019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number: 001-16123

NEWTEK BUSINESS SERVICES, INC.

New York	11-3504638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

462 Seventh Avenue, 14th floor New York, New York	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 356-9500

Securities Registered Pursuant to Section 12(g) of the Act:

Common Shares, par value $0.02 per share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer, a large accelerated filer or a non-accelerated filer (all as defined in Rule 12b-2 of the Act).

Accelerated filer  ☐                Large Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold on June 30, 2005, was approximately $53,510,000.

As of May 8, 2006 there were 34,867,207 shares issued and outstanding of the registrant’s Common Shares, par value $0.02 per share.

NEWTEK BUSINESS SERVICES, INC.

PART I

Item 1	BUSINESS

Overview

Newtek Business Services, Inc. (“Newtek”) is a holding company for several wholly- and majority-owned operating subsidiaries, including 15 certified capital companies (excluding the sixteenth capco, Exponential of New York, LLC which is managed, but not consolidated by Newtek) which we refer to as capcos, and several portfolio companies in which the capcos own non-controlling interests. Newtek’s goal is to provide a variety of financial products and business services to small and medium-sized businesses and has, historically, when possible and feasible used the funding available through the capcos to support this goal. The U.S. Small Business Administration, or SBA, estimates that there are 23 million small and medium-sized businesses and we are a direct distribution channel into that market. We currently operate in five principal lines of business and in two additional complementary lines of business. These seven lines of business are as follows:

•	Small business loans through participation in the SBA program. Through one of our operating subsidiaries, Newtek Small Business Finance, Inc., or NSBF, we make small business loans guaranteed by the SBA. Our business clients use the loan proceeds to acquire commercial real estate, machinery, equipment and inventory, to refinance debt, to fund franchises, to acquire businesses and for working capital. NSBF is one of 14 non-banking companies SBA licensed to provide SBA loans nationwide under the federal section 7(a) loan program for small businesses . John Cox, who spent 30 years at the SBA and was previously Associate Administrator for Financial Assistance, the senior official in charge of SBA lending, is Chairman and a founder of NSBF. NSBF funded $58 million in loans in 2005, compared to $52 million in 2004. NSBF has received Preferred Lenders Program (PLP) status in the vast majority of districts, a designation whereby the SBA authorizes the most experienced SBA lenders to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender, PLP status allows Newtek Small Business Finance to serve its clients in an expedited manner since it is not required to present individual applications to SBA offices.

•	Electronic payment processing services. Newtek Merchant Solutions- WI and Newtek Merchant Solutions-FL (the two largest in the segment) offer credit card, debit card and gift card processing services and check approval services to over 11,000 small and medium-sized businesses in conjunction with our full service processing center in Wisconsin. In addition, Newtek Merchant Solutions provides these services to the customers of our alliance partners, credit unions and local and regional banks in various parts of the country.

•	Web hosting Services. We acquired CrystalTech Web Hosting Inc., or CrystalTech, in July 2004. CrystalTech provides both shared and dedicated hosting offerings to individuals and entities that desire to have a presence on the Internet. CrystalTech was servicing over 46,000 customers at December 31, 2005 and was the 2nd largest web hosting company exclusively utilizing Windows® based technology. In 2005 CrystalTech began the development of Linux-based hosting services and data storage services which are expected to be operational in 2006.

•

Small Business Insurance. The Newtek Insurance Agency was created during 2004 through the acquisition of an insurance agency spin-off from a major international insurance company. The agency is licensed in 49 states and offers commercial and personal lines of insurance. Commercial product lines include property, casualty, workmen’s compensation, business owner protection, errors & omissions, directors’ and officers’ liability, and health insurance. The personal product lines include life, auto, homeowners and disability, which are offered through our proprietary web-based platform. In addition, using our proprietary operating and processing system “Financial Keyosk,” it currently provides insurance products and back office support for 11 community banks and credit unions and recently initiated a program to handle referrals from the Navy Federal Credit Union, the country’s largest in terms of members and deposits, for personal homeowners’ insurance and commercial lines of insurance for its members with small to medium-sized businesses. The Newtek Insurance Agency serves approximately 4,000 policyholders.

•	Certified capital companies. We have financed our operations and derived a material portion of our revenue and net income from state-sponsored capco programs and other related investments and operations. However, capco revenues have declined as a percentage of our total revenues and we see this trend as continuing and accelerating. A capco is a company we create pursuant to a state sponsored program, which is designed to encourage investment in small and new businesses and to create economic activity and jobs in the state. As an inducement to participation in the capco programs, each state provides a capco with tax credits to issue to its investors, which must be insurance companies. The tax credits are designed to be used to reduce the payment of taxes by the holder of those credits in the sponsoring state. The revenue to us resulting from the capco tax credits is non-cash as we receive the cash up-front through the monetization of the tax credits through the sale of notes, and is used exclusively to satisfy obligations of the capcos to deliver tax credits to their investors. Until our capcos have completed their business cycles and invested all of their funds, and we are able to distribute cash earnings of our capco businesses to the holding company, we must rely on the capco management fees and earnings of non-capco investments as the sources of cash to meet our expenses. We have deemphasized the capco portion of our business due both to a decline in new capco programs and the growing emphasis on developing our operating businesses.

In addition, we are continuing to build two other businesses:

•	small business financial and management reporting and planning systems conducted by Newtek Financial Information Services, and

•	small business tax services provided by Newtek Tax Services, LLC.

Business Strategy

Key elements of our strategy to grow our business are:

•	Continue to focus our business model to serve the small and medium-sized business market. Over the last three years, we have refined our business model to focus primarily on developing and marketing products and services aimed at small and medium-sized businesses similar to those which we initially funded through our participation in capco programs. As our service offerings grow and diversify, we continue to reduce our dependence on the capco programs for investment funding and revenue. We are now providing one or more services to approximately 61,000 small business customers.

•	Further develop national marketing of the “Newtek” brand through our alliance partners. We have formed key marketing alliances with national business organizations such as Merrill Lynch, Navy Federal Credit Union and UBS, Inc., and trade organizations such as the Credit Union National Association and the General Motors Minority Dealers Association, and affinity organizations such as the U. S. Women’s Chamber of Commerce, the semi-public Veterans’ Corporation of America and National Physicians’ Care, Inc. These alliance partners rely heavily on information and processing capabilities available through our referral system and, through their customers, members and participants, generate small business lending, insurance and payment processing business for us and build awareness of our brand name.

•	Continue to develop our state-of-the-art technology to process business applications and financial transactions. Our proprietary referral system allows us to process new business utilizing a web-based, centralized processing point. Our trained representatives use these web-based applications as a tool to acquire and process data through telephonic interviews, eliminating the need for face to face contact and the requirement that a customer complete multiple paper forms or data entry for multiple product lines. This approach is customer friendly, allows us to process applications very efficiently and allows us to store client information for further processing and cross-selling efforts while offering what we believe to be the highest level of customer service. Most importantly, it means that our cost for “acquiring” each new customer is very low. It also assures our alliance partners full transaction transparency with the highest level of customer service. This system permits our alliance partners to have a window open to our back office processing 24 hours a day, 7 days a week, to see every communication and interaction between our sales and processing representatives and their referred customers.

•	Cross sell additional products and services to small and medium-sized businesses. Our processing systems have been developed to facilitate cross selling multiple products and services. To date we have not fully implemented this strategy but we are planning to do so during the second half of 2006 and in 2007.

•	Opportunistically acquire companies or assets to provide complementary products and services. By strategically acquiring companies or assets in our primary product and service markets, we can expand our customer base and create cross-selling opportunities for our growing suite of complementary goods and services. During 2004, CrystalTech was acquired in this manner.

•	Continue to fulfill our obligations under the current capco programs. During 2005, we raised approximately $20 million in new capco funding (net of credit enhancement costs) in New York and Texas. However, we do not see many opportunities for new capco programs. Our emphasis is on continuing our exemplary regulatory compliance program in order to successfully complete the investment cycles for all capcos. At December 31, 2005, we had reached the final investment requirements in 14 of 16 capco programs in which we participate, which includes Exponential of New York, LLC and ensured that 95% of the tax credits are beyond risk of recapture. In addition, we expect to reach full or 100% investment in two of our capcos during 2006 which will enable us to consider the distribution of any earnings or gains (net of any obligations we may have to the respective states at that point).

Financial Highlights

During our year ended December 31, 2005:

•	The operation of the capcos resulted in non-cash revenues related to the capco tax credits of $37 million, or 38% of total revenue.

•	During 2005 all of our companies generated $97 million in revenue; the three principal companies were: Newtek Small Business Finance with $11 million, an increase of 3% over the previous year, Newtek Merchant Services with $31 million, an increase of 72% over the previous year and CrystalTech, with $11 million, an increase of 31% over the prior comparative year (including six months which we did not own the business).

•	During 2005 Newtek Small Business Finance arranged to replace the one year Deutsche Bank warehouse credit facility with a three year, $75 million revolving credit agreement with General Electric Capital Corporation.

•	During 2005 we created 2 new capcos raising $20 million in new funds net of credit enhancement costs. We also reached the end of the investment cycle, at 100% invested, for our first capco and are moving to decertify it voluntarily.

We have experienced significant growth since 2000, our first year as a publicly traded company. The following highlights illustrate our growth in revenues and net income over the five year period of 2001 - 2005.

•	During 2005 our Shareholders’ Equity continued to grow to $87 million or $2.51 per common share outstanding at December 31, 2005, an increase of 13% over December 31, 2004, and an increase of 667% over our Shareholders’ Equity reported at December 31, 2000.

•	For the year ended December 31, 2000, our total revenue was $9 million, compared to total revenues of $97 million for the year ended December 31, 2005, an increase of 967%.

•	For the year ended December 31, 2000, we incurred a loss of $3 million, compared to net income of $8 million for the year ended December 31, 2005.

During 2005, our capcos invested an aggregate of $27 million in qualified businesses. Since beginning business in 1998, our capcos have invested an aggregate of $118 million, against which $6 million has been determined to be impaired.

Principal Operating Businesses

The manner in which we own and manage our operating, non-capco lines of business can be divided broadly into three categories: (1) those which are majority-owned and controlled, (2) those which we either primarily control through lesser equity positions or contractual rights and (3) those in which we have a passive or venture-type investments. At December 31, 2005, we had 36 majority-owned companies which were a result of investments through the capco programs. All of the businesses which were initially financed primarily by capco funding are located and operated by business professionals located in the respective states but are assisted and guided by management of the holding company, Newtek. Primarily controlled and passive or venture capital investments are discussed below under “Other Business Lines.”

The Newtek Referral System

Each of the operating businesses benefit from the receipt of significant numbers of customer referrals from our alliance partners, pursuant to agreements negotiated and structured by our holding company management and staff. Since 2003, we have increased our focus on using strategic business affiliations to identify likely small to mid-sized business customers and others to be serviced by our operating businesses. Our proprietary, internally-developed referral system has undergone years of development and testing and is now operating as intended. In response, we have increased our efforts to ally Newtek with companies and organizations that wish to offer one or more of our principal business lines to their customers or members. These alliance partners are able to provide greater service to their customers and members and derive a steady flow of referral payments from us. On the other hand, our operating companies are receiving significant numbers of referrals for our services in the areas of small business loans, insurance and electronic payment processing and are thus acquiring customers at a low cost. The referral system technology facilitates this transfer of information but it has another important feature: it permits our customer service representatives, their supervisors and the referring alliance partners to all observe the real time processing of each referral, from intake to completion. For a Merrill Lynch financial advisor who refers a customer for an SBA loan or electronic payment processing, he or she can follow the processing and know when decisions are made, what they are, when the referral fees are earned as well as observe and manage the operational performance of our customer service representatives. The process is analogous to the bar code system used by overnight delivery services to track the movement of a package, where critical processing points are input and the customer is able to access the company’s password-protected web site and monitor the movement of the package from pick up to delivery.

We have entered into strategic alliance agreements for one or more business services with the following entities:

•	Merrill Lynch

•	Credit Union National Association

•	National Physicians’ Care, Inc.

•	Navy Federal Credit Union

•	The Veterans’ Corporation of America

•	The U.S. Women’s Chamber of Commerce

•	three New York City associations of retail and wholesale small and mid-sized businesses.

During 2005 we have used our referral system to intake referrals and close sales as follows:

•	our small business lender received 3,909 referrals for $955,452,856 of loan volume from all sources;

•	our electronic payment processor received 4,629 referrals from all sources; and

•	our insurance agency received 1,543 referrals from all sources.

Primary Business Segments and Investments

Small Business Lending

We acquired an 80% interest in Newtek Small Business Finance, Inc., or NSBF, on December 31, 2002 through a combination of capco funding and cash and non-cash resources that we provided; the balance of the equity is held by CS First Boston Management, Inc.

NSBF specializes in making, servicing and selling small business loans guaranteed by the SBA for the purpose of acquiring commercial real estate, machinery, equipment and inventory and to refinance debt, fund franchises, working capital and business acquisitions. NSBF is one of 14 non-banking companies SBA licensed as a Small Business Loan Corporation to provide loans nationwide under the federal section 7(a) loan program for small businesses. This federal program is authorized each year by Congress to guaranty small business loans in an amount determined by Congress. The authorization for 2006 was $17 billion. NSBF has received preferred lenders program (PLP) status, a designation whereby the SBA authorizes the most experienced SBA lenders to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender, PLP status allows Newtek Small Business Finance to serve its clients in an expedited manner since it is not required to present applications to individual SBA offices. The operations of NSBF are heavily dependent on the nature of the regulations imposed on it as a small business lending company and its ability to remain in compliance with those regulations.

Prior to our acquisition and recapitalization of NSBF, this small business lender had been poorly managed and plagued by bad loans. When we purchased NSBF it had negative shareholders equity. Over the course of the previous two years, we and the new NSBF management team have carefully reviewed the problems and prepared a detailed plan for the operations of the company post-closing During 2005 NSBF entered into a 3 year revolving credit facility with General Electric Capital Corporation which replaced the Deutsche Bank line. This new 3 year facility will provide longer term and more stable funding for the company’s lending and is guaranteed by Newtek.

During 2005, NSBF funded 165 loans for a total of $58 million, and was servicing a portfolio of loans for others at December 31, 2005 totaling $176 million and servicing its own portfolio of $37 million aggregating $213 million of loan servicing in total. NSBF reported pre-tax loss for 2005 of $28,000 on a segment basis.

Electronic Payment Processing

We conduct our electronic payment processing business nationwide primarily through 7 companies which offer credit card, debit card and gift card processing services and check approval services to over 11,000 small businesses at December 31, 2005 and processed transactions at an annualized rate exceeding $2 billion.

Universal Processing Services - Wisconsin, LLC, d/b/a Newtek Merchant Solutions of Wisconsin, or UPS-WI, provides credit card, debit card, gift card processing and check approval services directly to merchants. UPS-WI obtains the majority of its merchant customers through the Newtek referral system and its agreements with Alliance partners, agreements with independent sales organizations, including our affiliates below, and other associations throughout the country which then contract with UPS-WI to provide processing services. UPS-WI pays these organizations and associations a percentage of the processing revenue derived from their respective merchants. UPS-WI in turn contracts with large scale data processing companies to provide the actual data processing and funds settlement services for the merchants. UPS-WI assists merchants with their initial installation of equipment and initial and on-going service and any other special processing needs that they may have. On a wholesale basis, UPS-WI acts as a processor for merchants that are brought to it through our alliance partners, affiliated companies and other third-party marketing organizations. UPS-WI had contracts with 140 independent sales consultants as of December 31, 2005, and has grown its customer base significantly during each year of operations since 2002. UPS-WI is currently adding approximately 300 customers per month, and has reached a customer base of approximately 7,600 as of December 31, 2005. UPS-WI had positive cash flow and earnings for the year and processed transactions at an annualized rate of approximately $1.2 billion.

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

Each of these affiliates markets credit and debit card processing services, check approval services and ancillary processing equipment and software to merchants who accept credit cards, debit cards, checks and other non-cash forms of payment. Each also contracts with local independent representatives to sell and service payment processing services. In addition to marketing these services to local markets, each company is currently establishing relationships with local and regional banks that do not offer their own merchant processing in order to enable them to offer these services to their clients through Newtek Merchant Solutions. Each contract for the actual processing services provided to its merchants and customers through an agreement with UPS-WI. Each of these Newtek Merchant Solutions companies has steadily increased the number of customers and has experienced a continued increase in its receipt of monthly residual payments and all but one have now achieved profitability.

Newtek Merchant Services – Florida (formerly doing business as Automated Merchant Services, Inc.), or NMS-FL, was acquired by our Florida capco and us in August 2003 for a combination of cash and shares. As do our other electronic payment processing affiliates, NMS-FL also provides electronic payment services, hardware and software to approximately 3,400 businesses and government agencies through sales representatives covering the Florida marketplace. We are assisting NMS-FL to grow beyond the Florida market and to expand its product base to include all of the products and services that our existing processor, UPS-WI, offers. During 2005 Automated Merchant Services was re-branded NMS-FL and is now marketed in conjunction with our other business services and financial products.

During 2004, NMS-FL entered into an exclusive agreement with Citibank to provide an outsourced merchant processing service to referrals from the 116 Citibank branches in Illinois, Florida and the District of Columbia. This relationship was profitable for the company but was terminated late in 2005 due to the sale by Citibank of this portion of its business to a competitor, First Data Resources. NMS-FL was bought out of the contract rights it had at a favorable price and recorded a gain of $700,000, less commissions of $156,000.

All of our electronic payment processing businesses rely on the ability to obtain actual data processing services from organizations equipped to perform the large volume of highly sophisticated data processing operations. There are two aspects to the processing: the initial authorization of a payment (referred to as the “front end processing”) and the merchant credit and cardholder charge transaction (the “back end processing”). Our payment processing businesses rely on up to 5 of each of the front end and back end processors which means that our risk of reliance on any one company is reduced and also gives us the option of utilizing different processors to match the needs of particular customers or situations.

As a result of the exposure of these companies to liability for merchant fraud, chargebacks and other losses inherent in the merchant payment processing business, our operating companies have developed practices and policies which attempt to assess and counter these risks. Activities which we engage in order to mitigate such risks are:

•	underwriting the initial application of a merchant to identify unusual risks, structure the relationship in a manner consistent with acceptable risks and in almost all cases obtaining a personal guarantee from the merchant;

•	monitoring the daily and monthly activity of each merchant to identify any departures from normative charging behavior of each merchant, monitoring the largest of our merchants and those with high levels of refunds or chargebacks, so as to ensure an opportunity to address any credit or chargeback problems at the earliest possible time; and

•	requiring all of our merchants to agree to the establishment of cash reserves to protect us against merchant failures to pay for chargebacks and other fees, and making adjustments in these reserves as merchant experience indicates.

•	We believe that these procedures will enable our electronic payment processing subsidiaries to avoid most material problems related to merchant or customer fraud and similar potential losses. The development and growth of this business will be primarily through customers identified for us by our alliance partners and to a much lesser extent by our independent representatives.

Website Hosting Services

Since acquiring CrystalTech Web Hosting, Inc. in 2004 we have been engaged in the business of providing website hosting services to what is now more than 46,000 customers. Founded in 1997, CrystalTech provides simple shared hosting plans and more complex dedicated hosting plans, for which it receives recurring monthly fees, as well as other fees such as set-up fees, consulting fees, domain name registrations and others.

CrystalTech’s dedication to superior customer service is reflected in the growth of its customer base, from approximately 3,900 customers in 2001 to approximately 46,000 at the end of 2005. CrystalTech currently uses only Microsoft Windows® technology. Microsoft has described CrystalTech as the second largest hosting service in the world providing exclusively Microsoft Windows 2003® hosting. Because of the efficiency of CrystalTech’s operations and its firm commitment to customer service, CrystalTech has been able to build a business with significant growth in its customer base and increasing positive cash flow and profitability. During 2005 CrystalTech earned pre-tax income of $4 million on revenue of $11 million.

CrystalTech recently announced that it has implemented a program to add Linux-based web hosting and web-based data storage and back-up services to its product line, both of which it expects will be operational during the second half of 2006. All of the growth in customers by CrystalTech has come as a result of customer referrals without any material expenditures for marketing or advertising. Many of CrystalTech’s competitors are very price sensitive, offering minimal services at cut-rate pricing. CrystalTech has instead emphasized higher quality service with fair but reasonable monthly fees. CrystalTech operates currently one network control center in Phoenix, Arizona of 2,500 square feet and in which are installed numerous redundant systems to afford customers the greatest level of protection from network failures.

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

Small Business Tax Services

Newtek Tax, LLC was formed in 2003 to provide tax filing, preparation and advisory services to small and medium sized businesses. Newtek Tax provides comprehensive tax services that are customized to fit the unique needs of each client. With specialists available in many different areas of tax-related expertise, we believe that Newtek Tax offers a significant depth of resources. Newtek Tax has licensed what it believes to be state-of-the-art software to prepare returns. We continue to work with the management of this company to develop and implement its business model and improve its financial results however it has yet to become profitable or cash flow positive.

Small Business Insurance Products and Services

Newtek Insurance Agency, LLC- During 2005 we consolidated the businesses of our two insurance agencies. National Insurance Solutions, LLC was funded in 2005 in Washington, D.C. and in 2004 we acquired Vistar Insurance Services, Inc. in Central City, Colorado. Vistar was an existing business with a modest revenue of insurance commissions derived mostly from sales through cooperative operations with banks and credit unions. During 2005 operations of Vistar resulted in a loss of $1 million during the first nine months of the year, and in order to avoid a more serious liquidity problem, the assets were put up for sale and ultimately purchased by an affiliate, which we facilitated by the issuance of $1 Million worth of our common shares. The result is that our insurance business is now consolidated under the name of “Newtek Insurance Agency, LLC” which has begun to implement our business plan. Our plans are for this nationally licensed insurance agency to serve as a retail and wholesale agency specializing in the marketing of personal and commercial lines insurance products to customers of all our affiliated companies as well as our alliance partners. During 2005, we have been able to arrange some new affiliations for Newtek Insurance enabling it to receive many good sales leads through referrals. For example, in early 2006 we implemented a program with the Navy Federal Credit Union to market commercial and homeowners’ insurance to their 2.5 million members in reliance on the benefits of our proprietary referral system and financial keyosk operating system.

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

Finally, a number of companies which we have invested in through our capcos have proven to be unsuccessful for a variety of reasons. Such investments made by our capcos in small and new businesses we expected to and have had a high failure rate. As these problems become apparent and are dealt with, we attempt to terminate the businesses or transfer the assets so as to preserve maximum value. While losses from these ventures have been present, they have not been of such a magnitude as to have a material effect on our overall profitability. In 2005, we recorded $1 million of equity in earnings in one of our subsidiaries from an investment that was previously written off.

Certified Capital Companies

Overview. A capco is either a corporation or a limited liability company established in and chartered by one of the nine jurisdictions currently with authorizing legislation: Alabama, District of Columbia, Florida, Louisiana, Colorado, New York, Texas and Wisconsin. (Missouri has an older program which pre-dates the start of our business and in which we do not participate.) Aside from seed capital provided by an organizer such as Newtek, a capco will issue debt and equity instruments exclusively to insurance companies, and the capcos then are authorized under the respective state statutes to make targeted equity or debt investments in companies. In some states, the law permits capco investments in majority-owned or primarily controlled companies. In others, such as Louisiana, Colorado, Texas and the most recent programs in New York, there are some limitations on the percentage of ownership a capco may acquire. In conjunction with the capcos’ investment in these companies, the capcos may also provide loans to the companies. In most cases, the tax credits provided by the states are equal to the par amount of investment by the insurance companies in the securities of the capcos, which can be utilized by them generally over a period of four to ten years, These credits are unaffected by the returns or lack of returns on investments made by the capcos.

The Role of Capcos in Our Business Strategy. We have determined that generally, the features of the capco programs facilitate our use of the capco funds in the support of our development as a holding company for a network of small business service providers. While observing all requirements of the capco programs and, in particular, financing qualified businesses meeting applicable state requirements as to limitations on the proportion of ownership of qualified businesses, we have been able to use this funding source as a means to facilitate the growth of our businesses, which are strategically focused on providing goods and services to small businesses such as those in which our capcos invest.

For example, the capco program in Louisiana precludes capcos from making controlling and majority- owned investments. Accordingly, investments made by the Louisiana capcos are considered portfolio companies and are majority-owned, operated and controlled by their boards of directors and management. These portfolio companies operate independently of Newtek although Newtek participates on the board of directors of these companies (but in all cases we do not control a majority of the board unless there is a default under the terms of the investment) and makes available to them technology, services and products to sell.

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

Because we use insurance to protect the principal of funds loaned to our capcos by insurance companies as well as the tax credits which they receive from us, and in light of the cost of such insurance, in all of the capcos we have organized, after payment of the organizational costs and the capco insurance premium, the remaining cash is equal to approximately 50% of the amount initially raised. An important feature of all capco programs is that a minimum of 50% of the initial investment in the capcos must be placed in qualified business investments within a specified time, usually four or five years. As each capco receives repayment of debt plus interest, as well as receives return of and on equity investments, it is able to reinvest the funds in other qualified businesses, which in some states may be its affiliated companies or others. It is through this “investment-return-and-reinvestment” process that our capcos are able to meet the minimum investment requirements of the capco programs. In 2003 our capcos received total repayments or returns of approximately $6.3 million, in 2004 they received approximately $12.6 million and in 2005 they received approximately $4.8 million. These funds supplemented the funds available for meeting minimum investment requirements. At December 31, 2005, 14 of our 16 operating or managed capcos had met their respective minimum 50% investment requirements. On a cumulative basis through December 2005, our capcos have received insurance company funds of $236 million. As of December 31, 2005, we were in full compliance with all of our capco funding requirements but have yet to invest $6 million in order to satisfy all minimum investment requirements.

The recognition of revenue by our capcos represents our largest single source of revenue, equal to approximately 38% of our gross revenue in 2005, 48% in 2004 and 74% in 2003. This trend demonstrates clearly the shift in our business from reliance on the capco funding to the development of operating businesses generating increasing amounts of revenues, income and cash flows.

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

Qualitative Requirements: These include limitations on the initial size of the recipients of the capco funds, including the number of their employees, the location within the respective state of the recipients and the recipients’ commitment to remain therein for a specified period of time, the types of business conducted by the recipients, and the terms of the investments in the recipients. Most significant for our business is the fact that most of the capco programs generally do not pose any obstacle to investments in qualified businesses which result in significant, majority or, in some cases, controlling ownership positions (the state of Louisiana precludes the capco from taking controlling and majority ownership positions in investee companies). This enables us to achieve both public policy objectives of the capco programs, of increasing the number of small businesses and job opportunities in the state, as well as our own objectives of developing a number of small business service companies which may become profitable and return a meaningful return both to our shareholders and to the local participants in the businesses. In addition, because the businesses that we invest in provide needed, and in management’s judgment, cost effective goods and services to other small businesses, the growth of this important segment of a state’s economy may be accelerated.

Investment Limitations: The states of Louisiana, Colorado, Texas and in the two most recent programs in New York (out of the 5 we have participated in) have had or recently added to their capco programs limitations on the equity investment capcos can make in qualified businesses. These programs or program changes seek to preclude a capco from owning all or a majority of the voting equity of the invested business. While Newtek has in the past made use of the ability to make profitable majority-owned investments, we have also made minority or more passive investments in qualified businesses. Newtek’s capcos are in full compliance with these types of investment limitations and management foresees no significant difficulty in continuing to do so.

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

Compliance: As of the end of 2005, all of our capcos were in compliance with all applicable requirements and 14 of the 16 operational/managed capcos had met their final, minimum 50% investment thresholds. This eliminates any material risk of decertification and tax credit recapture or loss for its insurance company investors in these capcos. This represents $206 million of tax credits, or about 95% of the tax credits associated with all of our capcos. See the discussion of capco investment requirements and capco cash in the Notes to Financial Statements.

Insurance. The capco notes require, as a condition precedent to the funding of the notes, that insurance be purchased to cover the risks associated with the operation of its capcos. This insurance is purchased from American International Specialty Lines Insurance Company and National Union Fire Insurance Company of Pittsburgh, both subsidiaries of American International Group, Inc., (“AIG”) an international insurer. In order to comply with this condition to the funding, the closing on the capco notes are structured as follows: (1) the investors wire the cash proceeds from the notes issuance directly into an escrow account (2) the escrow agent, pursuant to the requirements under the notes and escrow agreement, automatically and simultaneously funds the purchase of the capco insurance from the proceeds received. We are not entitled to the use and benefit of the net proceeds received until the escrow agent has completed the purchase of the insurance. AIG and its subsidiaries noted above are AA+ rated by Standard & Poor’s. Under the terms of this insurance, which is for the benefit of the investors, the capco insurer incurs the primary obligation to repay the investors a substantial portion of the debt as well as to make compensatory payments in the event of a loss of the availability of the related tax credits. In the event of either a threat of or a final decertification by a state, the capco insurer would be authorized to assume partial or complete control of the business of the particular capco so as to ensure compliance with investment or other requirements. This would likely avoid final decertification and the necessity of insurance or cash payments in lieu of forfeited or recaptured tax credits. However, control by the capco insurer would also result in significant disruption of the particular capco’s business and likely result in significant financial loss to that capco. Decertification would also likely impair our ability to obtain certification for capcos in additional states as new legislation makes other opportunities available. The capcos are individually insured, and the assets of one are not at risk for the obligations of the others. AIG itself has not agreed to guarantee the obligations of its subsidiary insurers but has agreed to transfer the obligations to another of its subsidiaries if the insurers are down-rated.

Competition

Our business now requires that we compete at two basic levels. First, the capcos compete in their offerings with the three or four other capcos sponsored by various national financial organizations, as well as locally sponsored companies. Our management believes it has been successful in raising funds because of:

•	the manner in which we have structured the participation by the insurance companies, including our issuance of shares as an equity bonus to investors who buy our capco notes;

•	the insurance which we have been able to obtain to cover any loss of the tax credits and the obligation to repay principal, resulting in a credit rating for the instruments of AA+;

•	the previous business experience of our principals;

•	the national marketing of our programs; and

•	the extensive contacts that our management has as a result of previous experience in the financial community.

Second, and more importantly, we and our operating businesses must also compete in a number of markets for the sale of services to other businesses. We have narrowed the focus of principal investments to that of six principal operating lines. Each of these requires our companies to compete not only against other suppliers in their particular state or region of the country but also against suppliers operating on a national and even a multi-national scale. However, none of the markets in which our companies compete are dominated by a small number of companies which could materially affect the nature or terms of the competition. In addition, in many cases, the competitors which our companies face are not as able as our companies to take advantage of changes in business practices due to technological developments and, for those with a larger size, are unable to offer the personalized service that many small business owners and operators seem to want.

The following chart describes the role of capcos in our business:

(1)	We have invested $6 million in seed capital to establish 12 capcos (and 3 funds) through December 2005.

(2)	Our capcos (in conjunction with our capco insurer) have raised approximately $236 million from insurance company investors through December 2005.

(3)	$118 million invested in businesses through December 31, 2005.

(4)	$73 million actually invested in such companies through December 31, 2005. Newtek’s capcos are precluded under various state statutes (including in Louisiana and under certain circumstances Colorado and the most recent program in New York) from taking majority and controlling interests in investee companies. In these circumstances, our capcos make non-controlling minority investments in portfolio companies.

(5)	A smaller portion of investments are venture capital-type or passive investments, both debt and equity.

(6)	Our non-capco revenue increased over 64% from 2004 to 2005 and increased 52% to 63% of total revenue.

Execution: Greater Emphasis on Centralized Management

We previously implemented our strategy through decentralized management with an emphasis on Regional Business Development Centers. During 2005 we determined to shift this emphasis in order to improve consistency in management, in financial and personnel supervision, in coordination among the principal product lines and in improved profitability. We still maintain offices in each of the capco jurisdictions and also maintain our relationships with the co-participants in the capcos and the entrepreneurs operating our investee companies. The difference is that we place greater reliance on management based in our New York City office without detracting from the important functions which can only be provided by a local presence. We have therefore, discontinued the use of the concept of “regional business development centers” and focus attention on the development of each business and its unique needs and strengths. We believe that the management resources available to the company in its headquarters office are sufficient to fulfill our currently expected needs. Since determining to place greater emphasis on centralized management, we have terminated our relationships with a number of the previous regional managers and continue to be associated with only the following, of which neither Mr. Schottenstein nor Mr. Ash receive any compensation for their duties as managers. The company owned by Mr. Harris and Mr. Sellers received a total of $28,000 in fees from the Company in 2005.

Jeff M. Schottenstein, Florida - During the past 30 years, Mr. Schottenstein has been a Director of Schottenstein Investment, a diversified investment holding company with $650 Million in assets, Vice President of Schottenstein Stores’ Value City Stores Division (NYSE symbol VCD) and CEO of Schottenstein Realty Company, which specializes in the investment and restructuring of companies. Mr. Schottenstein has been involved in the capitalization and restructuring of numerous retail enterprises, including Weiboldts’ Department Stores, Chicago, Illinois; Strauss Auto Parts, New York, New York; Valley Fair Discount Stores, New Jersey; Steinbach Stores and others. Along with his investors, Jeff Schottenstein has successfully acquired Bell Supply Company (retail oil and gas equipment supply company based in Kilgore, Texas) and Omni Exploration Company. Mr. Schottenstein also serves on the Board of Directors of Newtek.

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

Thomas Harris, Alabama - Mr. Harris has extensive experience making venture capital investments in small businesses. He is a member of the Executive Committee of the Alabama capco as well as of the Board of Directors of Merchant Capital Investments, Inc. (“MCI”), which owns a minority (less than 1 percent), interest in the capco. Since its founding, MCI has invested, primarily on behalf of its shareholders, in many types of companies. MCI, through its affiliated companies, partnerships and investments in 2003 will employ over 700 people and has ownership, wholly or as a major partner, in existing and/or proposed projects representing a total investment exceeding $60 million.

Matthew Ash, District of Columbia - Mr. Ash is of counsel with the law firm of Cozen O’Connor and has over thirty years of experience both as counsel to and investor and principal in numerous small and medium-sized businesses. Mr. Ash has provided legal services to us and all of our capcos since 1998. Mr. Ash is a manager of our DC capco and provides direct assistance to our investment and business development efforts in the District.

Regional managers are required to provide a meaningful amount of their time, but none are on a full time basis and all conduct other activities, and other investments, as well. Included within these services are the services provided by us to the investee companies which receive funds from a capco. As the regional managers have been chosen because they have many years of relevant experience, the investee and affiliated companies are able to benefit from the availability of their experiences, knowledge, contacts, resources and skills. Affiliated companies and other investees who receive these services do not generally pay anything for them as they are provided by us to ensure the success of its acquisitions and investments. However, when a company within our network purchases services from another affiliated company, it pays the fair value for those services but because of inter-company elimination, there is no impact on our consolidated financial position or results of operations.

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

Our business strategy and business activities focus upon taking majority-ownership and primary controlling interests in affiliated companies with a view to participating actively in their management and development. We believe that this strategy and the scope of our business activities would not cause us to fall within the definition of an investment company or, if so, provide us with a basis for an exclusion from the definition of an investment company under the Investment Company Act.

Government Regulation; State Capco Regulations

Each of the states which operate capco tax credit programs have established administrative mechanisms to monitor compliance with the requirements of the programs, to verify that the capcos have met applicable minimum investment requirements and are otherwise acting in conformance with the statutes and rules. Requirements include limitations on the initial size of the recipients of the capco funds, including the number of their employees, the location within the respective state of the recipients and the recipients’ commitment to remain therein for a specified period of time, the types of business conducted by the recipients, and the terms of the investments in the recipients. Capcos are required to maintain detailed records so as to demonstrate to state examiners compliance with all applicable requirements. Contrary to other programs, the regulatory requirements applicable to capcos are, generally, limited to the minimum investment requirements. The capcos we operate are currently in full compliance with all applicable requirements and management anticipates no difficulty in maintaining that status in the future.

Government Regulation: Sarbanes-Oxley Act of 2002

On July 30, 2002, the President of the United States signed the Sarbanes-Oxley Act of 2002 into law. The Sarbanes-Oxley Act provides for sweeping changes with respect to corporate governance, accounting policies and disclosure requirements for public companies, and also for their directors and officers. Section 302 of the Sarbanes-Oxley Act (“Corporate Responsibility for Financial Reports”) required the SEC to adopt new rules to implement the requirements of the Sarbanes-Oxley Act. These requirements include new financial reporting requirements and rules concerning corporate governance. New SEC rules require a reporting company’s chief executive and chief financial officers to certify certain financial and other information included in our quarterly and annual reports. The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about our controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation. Under rules currently in effect, Newtek is not yet subject to all of the requirements for the development of internal controls; we expect this to become applicable to us in 2007 pending changes currently under consideration by the Securities Exchange Commission (See Section 9A for managements current assessment of related control matters).

See: “Certifications” for certifications by Newtek’s Chief Executive Officer and Chief Financial Officer of the financial statements and other information included in this Annual Report on Form 10-K. The certifications required by Section 906 of the Sarbanes-Oxley Act also accompany this Form 10-K.

Intellectual Property

Newtek has developed software which is the core of its referral system. This software is not as yet subject to patent protection but the company is pursuing the matter and plans to seek protection in the near future but there can be no assurance that the final result will protect the Company against any challenges or misappropriations.

CrystalTech Web Hosting, Inc. uses software developed by its former owner, Mr. Uzzanti, which is critical to the conduct of its business as currently structured. Perpetual zero cost rights to this software were obtained by CrystalTech at the time of the acquisition of the business from Mr. Uzzanti.

Newtek has not attempted to trademark its name due to likelihood that it would be unable to obtain adequate protection due to the common use of the term.

Employees

As of December 31, 2005, we and the companies in which we hold a controlling interest had approximately 360 employees, independent representatives and contract employees. We believe our labor relations are good and none of its employees are covered by a collective bargaining agreement. All of our employees with access to customer or sensitive information and, where appropriate consultants, have executed confidentialty agreements and it is our policy to require all new employees to do so as well.

Item 1A	Risk Factors

If any of the following risks occur, our business, financial condition and results of operations could be materially and adversely affected. In that case, the value of our common shares could decline and you may lose all or part of your investment. The risks set out below are not the only risks we face.

RISKS RELATING TO OUR BUSINESS GENERALLY

Our business focuses on the investment in and acquisition of small businesses, which typically have a high rate of failure, may take some time to become profitable and may never become profitable.

We place primary emphasis on the investment in and acquisition of small businesses with the objective of developing a network of profitable businesses, most of which will principally serve the small and medium-sized business market. Early stage businesses historically have a higher rate of failure than larger businesses, and many that do not fail will have only limited profitability. Moreover, profit generated by any of our majority-owned companies or other investments could be offset by losses generated by others. Our profitability resulting from the operations of our businesses may be delayed for the foreseeable future.

We have generated and carry goodwill as an asset resulting from some of our acquisition transactions. In 2005, we determined to write down the value of our goodwill by approximately $878,000, and in 2003, management wrote down the value of our goodwill by approximately $1,435,000. We can make no assurance that our current or future additional goodwill will not be written down pursuant to applicable accounting standards. A significant write down of a major asset, such as goodwill, could have a material adverse effect on our business, a negative impact on earnings and the value of our common shares.

Each of our major investments and affiliated companies may be impacted by a variety of adverse economic, governmental, industrial and internal company factors unique to that business and outside our control. If our investments and affiliated companies do not succeed in overcoming these adverse factors, the value of our assets and the price of our shares would fall.

In the past few years we have increasingly concentrated our investments in companies participating in small business lending, electronic payment processing, the Newtek Insurance Agency and CrystalTech. Each of these businesses has numerous risks associated with them and you should read the specific risk factors set forth below with respect to each of these businesses.

As we have concentrated our investments, typically made through the capco programs, in companies which are part of our nationwide marketing strategy of providing a variety of services to small and medium-sized businesses, our exposure and that of our affiliated companies to risks specific to these business lines has increased. We discuss below some of the risks of our significant operations in government-guaranteed small business lending, acting as an independent sales organization in the electronic card processing business, web hosting business and operating as an insurance agency. If we are not successful in implementing this business strategy and developing and marketing our new products and services, our results of operations will be negatively impacted.

If we do not manage our growth effectively, our financial performance could be harmed.

Our rapid revenue growth has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As we continue to grow our business, such growth could require capital, systems development and human resources beyond current capacities. As evidence of our internal growth, on December 31, 2001, we and all of our consolidated and majority-owned affiliates had approximately 20 employees, and on December 31, 2005 we had approximately 360 employees and independent contractors. The increase in the size of our operations may make it more difficult for us to ensure that we execute our present businesses and future strategies. The failure to manage our growth effectively could have a material adverse effect on our financial condition, results of operations and cash flows.

If we are unable to obtain the resources required for the growth and development of our affiliated companies, they will be highly susceptible to failure, which would directly affect our profitability and value.

Early-stage businesses often fail due to their limited capital and human resources. The effective implementation of our business model is dependent upon the ability of the affiliated companies, with assistance from us, to arrange for the managerial, capital and other resources which they usually require in order to become and remain profitable.

We may not be able to integrate acquired companies into our company and, as we acquire more and larger interests in affiliated companies, our resources available to assist our affiliated companies may be insufficient.

We have made strategic acquisitions and we intend to continue to make acquisitions in accordance with our business plan. Each acquisition involves a number of risks, including:

•	the diversion of our management’s attention to the assimilation and ongoing assistance with the operations and personnel of the acquired business, which could strain the management resources we have available;

•	the potential for our affiliated companies to grow rapidly and adversely affect our ability to assist our affiliated companies as intended;

•	possible adverse effects on our results of operations and cash flows; and

•	possible inability by us to achieve the intended objective of the acquisition.

Any strain on our ability to assist our affiliated companies as intended or to acquire and integrate businesses under our business plan could have a negative impact on our operations, financial results and cash flows.

Our business may be adversely affected by the highly regulated industries in which we operate.

Many of the industries in which we operate are highly regulated and we cannot assure you that we or our affiliated companies are, or that we will continue to be, in full compliance with current laws, rules and regulations. If we or our affiliated companies are unable to comply with applicable laws or regulations or if new laws limit or eliminate some of the benefits of our business lines, our financial condition, results of operations and our cash flows could be materially adversely affected.

If we lose our key personnel, we may not be able to find and hire experienced replacements.

Our business relies heavily on the expertise of our senior management, particularly Messrs. Barry Sloane, Michael J. Holden and Jeffrey G. Rubin, our CEO, CFO and President, respectively. Messrs. Sloane and Rubin currently serve pursuant to employment agreements which expire on June 30, 2006. The loss of the services of these individuals could have a material adverse effect on our financial condition, results of operations and cash flows and it is likely that it will be difficult to find adequate replacements.

Our method of income recognition derived from the capco tax credits causes most of such income to be received in the first five years of the programs. In the absence of income from our investments or other sources, we would sustain material losses in later years.

In our capco programs we recognize the majority of our income from the tax credits in the early years of the programs because income recognition is tied to the schedule by which the tax credits become irrevocable and beyond recapture (approximately five years). We recognize the majority of our income from an average ten year capco programs in the first five years and will not be recognizing significant tax credit income in the latter part of the program. However, we will continue to incur costs for the administration of the capcos and (non-cash) interest expenses on the capco notes. In the absence of income from other sources, such as our investments in small businesses and affiliated companies, our income would decrease materially and we would likely sustain material losses in the later years of the programs and in particular in 2006 and 2007.

We currently rely solely on common law to protect certain but not all of our intellectual property; should we seek additional protection in the future, we may be unable to register successfully certain trademarks, possibly causing us to lose our rights to such trademarks.

While certain of our intellectual property and trademarks are registered all are not. We do not rely on these marks at present in our marketing efforts but if we should in the future and if we should attempt to register them we may be unable to protect the rights and potentially lose the rights to the marks.

Our affiliated companies depend upon the ability to utilize the Internet for the conduct of a significant portion of their business; disruption to that system could make it impossible for them to continue to conduct their current businesses.

Possible disruption to the normal functioning of the Internet through, for example, power failure or terrorist sabotage, could make it impossible for aspects of the lending, electronic payment processing, web hosting and in fact our referral system to function. Each of our businesses have addressed the possibilities of short term disruptions and planned accordingly. However, in the event of a major disruption, and assuming that the disruptions would be long lived, we would be required to make extensive changes in the way these companies do business. There is assurance that we will have the time and resources to make these changes.

We and our affiliated companies depend on our ability to attract and retain key personnel and any loss of ability to attract these personnel could adversely affect us.

Our success depends upon the ability of our affiliated companies and other investments to attract and retain qualified personnel and our ability to supplement those capabilities with our senior management personnel. Competition for qualified employees is intense. If our affiliated companies lose the services of key personnel, or are unable to attract additional qualified personnel, the business, financial condition, results of operations and cash flows of us or one or more of our affiliated companies could be materially adversely affected. It can take a significant period of time to identify and hire personnel with the combination of skills and attributes required in carrying out our strategy.

Our success depends on our ability to compete effectively in the highly competitive industries in which we operate.

We face intense competition in organizing capcos, originating SBA loans, processing electronic payments and offering insurance, as well as in the other industries in which we or our affiliated companies operate. Low barriers to entry often result in a steady stream of new competitors entering certain of these businesses. Current and potential competitors are or may be better established, substantially larger and have more capital and other resources than we do. If we expand into additional geographical markets, we will face competition from others in those markets as well.

Our success also depends on our ability to use effectively our electronic referral and processing system.

We have developed and are placing in operation an electronic referral and processing system for the applications necessary for the sales of each of our business lines other than web site hosting. This system is critical to our ability to process such business with a low cost advantage and to obtain referrals from our alliance partners. In particular, their ability to access the referral system and to track the progress of a referred customer is a major feature of the perceived attractiveness of our system. If this referral system should develop problems which we cannot address, it would have a material negative impact on our business strategy.

A major feature of our business strategy is the development of opportunities for our service and product provider businesses to market to the customers of our other business lines and to the customer bases of our alliance partners.

Although our business strategy contemplates the referral of prospects between wholly-owned and partially owned companies in our network, there is no history of such cross-selling and there can be no assurances that any effort to make referrals across our network of affiliated companies will result in additional revenue opportunities. In order for our referral network to achieve the desired result, each of the constituent companies must have proper incentives and feel comfortable making such introduction, and furthermore, the service provider receiving such referral must properly service such referred client. Instituting a corporate culture conducive to sending and receiving referrals is difficult and may not yield the results anticipated by us. In addition, our marketing alliances are terminable and, if we make serious errors or fail to produce sufficient revenues for our alliance partners, we are at risk of losing these relationships.

The inability of any one of our business segments to service customers adequately referred to it from within our other companies could impair our overall relationship with such customers.

A significant benefit of our structure and strategy is the ability to cross market between our SBA, electronic payment processing and other business customers, including potentially those of CrystalTech. However, should the business relationship between one of our business segments and customers deteriorate for any reason, such customers may opt to withdraw their business from our other businesses. Such a loss of business could negatively impact our results of operations and cash flows.

We rely on information processing systems, and our strategy of cross marketing to customers among our majority-owned subsidiaries will increase this reliance; the interruption, loss or failure of which would materially and adversely affect our business.

Our ability to provide business services depends, and will increasingly depend, on our capacity to store, retrieve, process and manage significant amounts of data and expand and upgrade our information processing capabilities. Interruption or loss of our information processing capabilities through loss of stored data, breakdown or malfunctioning of computer equipment and software systems, telecommunications failure or damage caused by acts of god or other disruption, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Although we have disaster recovery procedures in place and insurance to protect against such contingencies, we cannot be certain that our disaster recovery systems or insurance will continue to be available at reasonable prices, cover all our losses or compensate us for the possible loss of clients occurring during any period that we are unable to provide outsourced business services.

We are attempting to build a national “Newtek” brand for services and products marketed to small and medium-sized businesses, but we are unable to obtain a significantly high level of protection for the brand name due to its previous usage in other contexts.

The current and past usage by others of names similar to “Newtek” may make obtaining a significant level of protection for the use of such name very costly. We cannot assure you that we will be able to prevent competitors from using the name “Newtek” in other contexts or even in competition with us. In the event of such an infringement, we would attempt to vigorously defend our rights to the name, but we can give no assurance that we will be successful in doing so. We have not registered the mark “Newtek” with the United States Patent and Trademark Office.

RISKS RELATING TO OUR SBA LENDING BUSINESS

We may be adversely affected by the regulated environment in which we operate.

The activities of our SBA lending business are subject to the supervision and regulation by the federal government and to a lesser degree the state governments, as well as various laws and judicial and administrative decisions. Our possible inability to remain in compliance with these multiple requirements could result in the revocation or suspension of our license or the imposition of fines and penalties.

We have specific risks associated with small business administration loans.

We have generally sold the guaranteed portion of SBA loans in the secondary market. There can be no assurance that we will be able to continue originating these loans, or that a secondary market will exist for, or that we will continue to realize premiums upon the sale of, the guaranteed portions of the SBA loans.

We believe that our SBA loan portfolio does not involve more than a normal risk of collection. However, since we sell the guaranteed portion of substantially all of our SBA loan portfolio, we incur credit risk on the non-guaranteed portion of the SBA loans. We share pro rata with the SBA in any recoveries. In the event of default on an SBA loan, our pursuit of remedies against a borrower is subject to SBA approval, and where the SBA establishes that its loss is attributable to deficiencies in the manner in which the loan application has been prepared and submitted, the SBA may decline to honor its guarantee with respect to our SBA loans or it may seek the recovery of damages from us. If we should experience significant problems with our underwriting of SBA loans, such failure to honor a guarantee or the cost to correct the problems could have a material adverse effect on us. Although the SBA has never declined to honor its guarantees with respect to SBA loans made by us since our acquisition of the lender, no assurance can be given that the SBA would not attempt to do so in the future.

Curtailment of the government guaranteed loan programs could cut off an important segment of our business.

There can be no assurance that the federal government will maintain the SBA program, or that it will continue to guarantee loans at current levels. If we cannot continue making and selling government guaranteed loans, we will generate fewer origination fees and our ability to generate gains on sale of loans will decrease. From time to time, the government agencies that guarantee these loans reach their internal budgeted limits and cease to guarantee loans for a stated time period. In addition, these agencies may change their rules for loans. Also, Congress may adopt legislation that would have the effect of discontinuing or changing the programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. If these changes occur, the volume of loans to small business and industrial borrowers of the types that now qualify for government guaranteed loans could decline, as could the profitability of these loans.

Changing interest rates may reduce our income from lending.

Fluctuations in general economic conditions and in interest rates may affect customer demand for our loans and other products and services as well as the performance of our existing portfolio. Our lending business may increase during times of falling interest rates and, conversely, decrease during times of significantly higher interest rates. Significant fluctuations in interest rates and loan demand could have a potentially adverse effect on our results of operations and cash flows.

An increase in non-performing assets would reduce our income and increase our expenses.

If our level of non-performing assets in our SBA lending business rises in the future, it could adversely affect our revenue and earnings. Non-performing assets are primarily loans on which borrowers are not making their required payments. Non-performing assets also include loans that have been restructured to permit the borrower to have smaller payments and real estate that has been acquired through foreclosure of unpaid loans. To the extent that our loan assets are non-performing, we will have less cash available for lending and other activities.

Our reserve for credit losses may not be sufficient to cover unexpected losses.

Our business depends on the behavior of our customers. We believe that our credit underwriting procedures are sufficient to protect us against all but the most unexpected events. In addition to our credit practices and procedures we maintain a reserve for credit losses on our SBA loans which management has judged to be adequate given the loans we make. We periodically review our reserve for adequacy considering current economic conditions and trends, collateral values, charge-off experience, levels of past due loans and non-performing assets and adjust our reserve accordingly. However, based on the increased volume in recent originated loans, along with changes in the credit quality of our customers, our reserves could materially be impacted thus affecting our financial condition and results of operations.

We compete with numerous financing sources.

We compete for our customers primarily on the basis of pricing, terms and service. Competition from both traditional lenders and new entrants is intense due to the recent strong economy and the ease with which the securitization process has increased the access to capital. While we have attempted to utilize our referral system as a means of obtaining customers at a low cost and processing the applications efficiently, there can be no assurance that we will be able to match the terms of our competitors without incurring losses. In addition, due to our relatively small size and capitalization, our larger competitors may be able to make loans when we are not due to our dependence on external warehouse financing.

RISKS RELATING TO OUR ELECTRONIC PAYMENT PROCESSING BUSINESS

We rely currently on a single bank sponsor, which has substantial discretion with respect to certain elements of our business practices, in order to process bankcard transactions. If this sponsorship is terminated and we are not able to secure or migrate merchant portfolios to new bank sponsors, we will not be able to conduct our electronic payment processing business.

Because we are not a bank, we are unable to belong to and directly access the Visa and MasterCard bankcard associations. The Visa and MasterCard operating regulations require us to be sponsored by a bank in order to process bankcard transactions. We are currently registered with Visa and MasterCard through the sponsorship of one bank that is a member of the card associations. If this sponsorship is terminated and we are unable to secure a bank sponsor, we will not be able to process bankcard transactions. Furthermore, our agreement with our sponsoring bank gives the sponsoring bank substantial discretion in approving certain elements of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants, the processing fees that we charge, our customer service levels and our use of independent sales organizations. We cannot guarantee that our sponsoring bank’s actions under these agreements will not be detrimental to us.

If we or our processors or bank sponsor fail to adhere to the standards of the Visa and MasterCard bankcard associations, our registrations with these associations could be terminated and we could be required to stop providing payment processing services for Visa and MasterCard.

Substantially all of the transactions we process involve Visa or MasterCard. If we, our bank sponsor or our processors fail to comply with the applicable requirements of the Visa and MasterCard bankcard associations, Visa or MasterCard could suspend or terminate our registration. The termination of our registration or any changes in the Visa or MasterCard rules that would impair our registration could require us to stop providing payment processing services, which would have a material adverse effect on our business.

We and our electronic payment processing subsidiaries rely on other card payment processors and service providers. If they no longer agree, or are unable, to provide their services, our merchant relationships could be adversely affected and we could lose business.

Our electronic payment processing business relies on agreements with several other large payment processing organizations to enable us to provide card authorization, data capture, settlement and merchant accounting services and access to various reporting tools for the merchants we serve. We also rely on third parties to whom we outsource specific services, such as reorganizing and accumulating daily transaction data on a merchant-by-merchant and card issuer-by-card issuer basis and forwarding the accumulated data to the relevant bankcard associations. Many of these organizations and service providers are our competitors. The termination by our service providers of these arrangements with us or their failure to perform these services efficiently and effectively may adversely affect our relationships with the merchants whose accounts we serve and may cause those merchants to terminate their processing agreements with us.

On occasion, we experience increases in interchange and sponsorship fees. If we cannot pass these increases along to our merchants, our profit margins will be reduced.

Our electronic payment processing subsidiaries pay interchange fees or assessments to bankcard associations for each transaction we process using their credit, debit and gift cards. From time to time, the bankcard associations increase the interchange fees that they charge processors and the sponsoring banks. At their sole discretion, our sponsoring banks have the right to pass any increases in interchange fees on to us. In addition, our sponsoring banks may increase their Visa and MasterCard sponsorship fees, all of which are based upon the dollar amount of the payment transactions we process. If we are not able to pass these fee increases along to merchants through corresponding increases in our processing fees, our profit margins in this line of business will be reduced.

Unauthorized disclosure of merchant or cardholder data, whether through breach of our computer systems or otherwise, could expose us to liability and business losses.

Through our electronic payment processing subsidiaries, we collect and store sensitive data about merchants and cardholders and we maintain a database of cardholder data relating to specific transactions, including payment, card numbers and cardholder addresses, in order to process the transactions and for fraud prevention and other internal processes. If anyone penetrates our network security or otherwise misappropriates sensitive merchant or cardholder data, we could be subject to liability or business interruption. We cannot guarantee that our systems will not be penetrated in the future. If a breach of our system occurs, we may be subject to liability, including claims for unauthorized purchases with misappropriated card information, impersonation or other similar fraud claims. Similar risks exist with regard to the storage and transmission of such data by our processors.

We have potential liability if our merchants refuse or cannot reimburse charge-backs resolved in favor of their customers.

If a billing dispute between a merchant and a cardholder is not ultimately resolved in favor of the merchant, the disputed transaction is “charged back” to the merchant’s bank and credited to the account of the cardholder. If we or our processing banks are unable to collect the charge-back from the merchant’s account, or if the merchant refuses or is financially unable due to bankruptcy or other reasons to reimburse the merchant’s bank for the charge-back, we bear the loss for the amount of the refund paid to the cardholder’s bank.

We face potential liability for customer or merchant fraud.

Credit card fraud occurs when a merchant’s customer uses a stolen card (or a stolen card number in a card-not-present transaction) to purchase merchandise or services. In a traditional card-present transaction, if the merchant swipes the card, receives authorization for the transaction from the card issuing bank and verifies the signature on the back of the card against the paper receipt signed by the customer, the card issuing bank remains liable for any loss. In a fraudulent card-not-present transaction, even if the merchant receives authorization for the transaction, the merchant is liable for any loss arising from the transaction. Many of our business customers are small and transact a substantial percentage of their sales over the Internet or by telephone or mail orders. Because their sales are card-not-present transactions, these merchants are more vulnerable to customer fraud than larger merchants and we could experience charge-backs arising from cardholder fraud more frequently with these merchants.

Merchant fraud occurs when a merchant, rather than a customer, knowingly uses a stolen or counterfeit card or card number to record a false sales transaction or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Anytime a merchant is unable to satisfy a charge-back, we are responsible for that charge-back. We have established systems and procedures to detect and reduce the impact of merchant fraud, but we cannot assure you that these measures are or will be effective. Failure to manage effectively risk and prevent fraud could increase our charge-back liability.

Our payment processing systems may fail due to factors beyond our control, which could interrupt our business or cause us to lose business and likely increase our costs.

We depend on the uninterrupted operations of our computer network systems, software and our processors’ data centers. Defects in these systems or damage to them due to factors beyond our control, and notwithstanding any redundant systems we develop and implement, could cause severe disruption to our business and other material adverse effects on our payment processing businesses.

RISKS RELATING TO OUR OPERATION OF A WEBSITE HOSTING BUSINESS

CrystalTech operates in a competitive industry where technological change can be rapid.

The website hosting business and its related technology involve a broad range of rapidly changing technologies. CrystalTech’s equipment and the technologies on which it is based may not remain competitive over time, and others may develop superior technologies that render CrystalTech’s products non-competitive without significant additional capital expenditures.

CrystalTech’s website hosting business depends on the efficient and uninterrupted operation of its computer and communications hardware systems and infrastructure.

Despite precautions taken by CrystalTech against possible failure of its systems, interruptions could result from natural disasters, power loss, the inability to acquire fuel for our backup generators, telecommunications failure, terrorist attacks and similar events. CrystalTech also leases telecommunications lines from local, regional and national carriers whose service may be interrupted. CrystalTech’s business, financial condition and results of operations could be harmed by any damage or failure that interrupts or delays our operations and cash flows.

Of primary importance to CrystalTech’s website hosting customers is the integrity of its infrastructure and the privacy of confidential information.

CrystalTech’s infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents CrystalTech’s security measures, he or she could jeopardize the security of confidential information stored on CrystalTech’s systems, misappropriate proprietary information or cause interruptions in CrystalTech’s operations. We may be required to make significant additional investments and efforts to protect against or remedy security breaches. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability. The security services that CrystalTech offers in connection with customers’ networks cannot assure complete protection from computer viruses, break-ins and other disruptive problems. Although CrystalTech attempts to limit contractually its liability in such instances, the occurrence of these problems may result in claims against CrystalTech or us or liability on our part. These claims, regardless of their ultimate outcome, could result in costly litigation and could harm our business and reputation and impair CrystalTech’s ability to attract and retain customers.

CrystalTech’s business depends on Microsoft Corporation and others for the licenses to use software as well as other intellectual property in the website hosting business.

CrystalTech’s website hosting business is built on a technological platform relying on the Microsoft Windows® products and other intellectual property that CrystalTech currently licenses. As a result, if we are unable to continue to have the benefit of those licensing arrangements or if the products upon which CrystalTech’s platform is built become obsolete, our business could be materially and adversely affected.

CrystalTech depends on the services of a few key personnel in managing its website hosting business, and the loss of one or more of them could materially impair its ability to maintain current levels of customer service and the proper technical operations of its business.

We depend upon the continued management by Tim Uzzanti of the operations of CrystalTech’s website hosting business, along with three or four other individuals to supervise CrystalTech’s technical operations and the customer technical service response. If we were to lose the services of one or more of these persons and were unable to replace them expeditiously, our website hosting business could be significantly diminished.

RISKS RELATING TO OUR INSURANCE AGENCY BUSINESS

We cannot assure that the insurance services we plan to offer will be price competitive or accepted by our customers.

Despite our efforts to design, market and deliver integrated services to our customers, our proposed new services may not be widely accepted and we may not be able to compete with other larger and better capitalized providers of such services.

We depend on third parties, particularly property and casualty insurance companies, to supply the products marketed by our agents.

Our contracts with property and casualty insurance companies typically provide that the contracts can be terminated by the supplier without cause. Our inability to enter into satisfactory arrangements with these suppliers or the loss of these relationships for any reason would adversely affect the results of our new insurance business.

Termination of our professional liability insurance policy may adversely impact our financial prospects and our ability to continue our relationships with insurance companies.

We must maintain professional liability insurance in connection with the operation of this business. If we lose this insurance, it is unlikely that our relationships with insurance companies would continue.

If we fail to comply with government regulations, our insurance agency business could be adversely affected.

Our insurance agency business is subject to comprehensive regulation in the various states in which we plan to conduct business. Our success will depend in part upon our ability to satisfy these regulations and to obtain and maintain all required licenses and permits. Our failure to comply with any statutes and regulations could have a material adverse effect on us. Furthermore, the adoption of additional statutes and regulations, changes in the interpretation and enforcement of current statutes and regulations or the expansion of our business into jurisdictions that have adopted more stringent regulatory requirements than those in which we currently conduct business could have a material adverse effect on us.

We do not have any control over the commissions our insurance agency expects to earn on the sale of insurance products which are based on premiums and commission rates set by insurers and the conditions prevalent in the insurance market.

Our insurance agency earns commissions on the sale of insurance products. Commission rates and premiums can change based on the prevailing economic and competitive factors that affect insurance underwriters. In addition, the insurance industry has been characterized by periods of intense price competition due to excessive underwriting capacity and periods of favorable premium levels due to shortages of capacity. We cannot predict the timing or extent of future changes in commission rates or premiums or the effect any of these changes will have on the operations of our insurance agency.

RISKS RELATED TO OUR CAPCO BUSINESS

Because our capcos are subject to minimum investment and other requirements under state law, a failure of any of them to meet these requirements could subject the capco and our shareholders to the loss of one or more capcos and would preclude participation in future capco programs.

Involuntary decertification of all or substantially all of our capcos would result in material loss to us and our shareholders. In general, capcos issue debt and equity instruments, such as warrants, to insurance company investors and the capcos then acquire interests in companies in accordance with applicable state statutes. In return, the states issue tax credits to the capcos, which are available to and used by the insurance company investors to reduce their state tax liabilities. In order to maintain its status as a capco and to avoid the recapture of the tax credits granted, each capco must meet a number of state requirements. A key requirement in order to maintain capco certification is that a capco must comply with minimum investment schedules that benchmark both the timing and type of required investments. Although to date we have met all applicable benchmarks, we may not do so in the future. A final involuntary loss of capco status, referred to as a decertification as a capco, will result in a loss of the tax credits for us and our insurance company investors; it would also enable the capco insurer, which has the obligation to make compensatory payments to offset the lost tax credits, to take control of one or more capcos and manage or liquidate the capco investments to offset its losses. This would deprive us of the value of the investments and make participation in future capco programs highly unlikely.

The capco programs and the tax credits they provide are created by state legislation, and such laws are subject to possible action to repeal or retroactively revise the programs for political, economic or other reasons. Such an attempted repeal or revision would create substantial difficulty for the capco programs and could, if ultimately successful, cause us material financial harm.

The tax credits associated with the capco programs and provided to our capcos’ investors are to be utilized by the investors over a period of time, typically ten years. Much can change during such a period and it is possible that one or more states may revise or eliminate the tax credits. Any such revision or repeal could have a material adverse economic impact on our capco, either directly or as a result of the capco’s insurer’s actions. During 2002 a single legislator in Louisiana did introduce such a proposed bill, on which no action was taken, and in Colorado in 2003 and 2004 bills to modify (not repeal) its capco program were introduced; the 2003 Colorado legislation was defeated in a legislative committee. The 2004 Colorado legislation was adopted and we have filed suit to challenge some of the provisions which increase the cost of doing business by the capco but would have no further material effects.

In the event of a threat of decertification by a state, the capco insurer is authorized to assume partial or complete control of a capco which would likely result in financial loss to the capco and possibly us and our shareholders.

Under the terms of insurance policies purchased by all but one of our capcos for the benefit of the investors, the capco insurer is authorized, in the event of a formal written threat of decertification by a state and absent appropriate corrective action by the capco, to assume partial or complete control of a capco in order to avoid final decertification and the requirement to pay compensatory interest to the certified investors under the policies. While avoiding final decertification, control by the insurer would result in significant disruption of the capco’s business and likely result in financial loss to the capco and our business.

RISKS RELATING TO OUR COMMON SHARES

Two of our shareholders, both of whom are executive officers, beneficially own approximately 30% of our common shares, and are able to exercise significant influence over the outcome of most shareholder actions.

Because of their ownership of our shares, Messrs. Sloane and Rubin will be able to have significant influence over actions requiring shareholder approval, including the election of directors, the adoption of amendments to the certificate of incorporation, approval of stock incentive plans and approval of major transactions such as a merger or sale of assets. This could delay or prevent a change in control of our company, deprive our shareholders of an opportunity to receive a premium for their shares of common shares as part of a change in control and have a negative effect on the market price of our common shares.

Future issuances of our common shares or other securities, including preferred shares, may dilute the per share book value of our common shares or have other adverse consequences to our common shareholders.

Our board of directors has the authority, without the action or vote of our shareholders, to issue all or part of the approximately 19,000,000 authorized but unissued shares of our common shares. Our business strategy relies upon investment in and acquisition of businesses using the resources available to us, including our common shares. We have made acquisitions during each of the years from 2002 to 2005 involving the issuance of our common shares, and we expect to make additional acquisitions in the future using our common shares. Additionally, we anticipate granting additional options or restricted stock awards to our employees and directors in the future. We may also issue additional securities, through public or private offerings, in order to raise capital to support our growth, including in connection with possible acquisitions or in connection with purchases of minority interests in affiliated companies or capcos. Future issuances of our common shares will dilute the percentage of ownership interest of current shareholders and could decrease the per share book value of our common shares. In addition, option holders may exercise their options at a time when we would otherwise be able to obtain additional equity capital on more favorable terms.

Pursuant to our certificate of incorporation, our board of directors is authorized to issue, without action or vote of our shareholders, up to 1,000,000 shares of “blank check” preferred shares, meaning that our board of directors may, in its discretion, cause the issuance of one or more series of preferred shares and fix the designations, preferences, powers and relative participating, optional and other rights, qualifications, limitations and restrictions thereof, including the dividend rate, conversion rights, voting rights, redemption rights and liquidation preference, and to fix the number of shares to be included in any such series. The preferred shares so issued may rank superior to the common shares with respect to the payment of dividends or amounts upon liquidation, dissolution or winding-up, or both. In addition, the shares of preferred shares may have class or series voting rights.

The authorization and issuance of “blank check” preferred shares could have an anti-takeover effect detrimental to the interests of our shareholders.

Our certificate of incorporation allows our board of directors to issue preferred shares with rights and preferences set by the board without further shareholder approval. The issuance of shares of this “blank check” preferred shares could have an anti-takeover effect detrimental to the interests of our shareholders. For example, in the event of a hostile takeover attempt, it may be possible for management and the board to impede the attempt by issuing the preferred shares, thereby diluting or impairing the voting power of the other outstanding common shares and increasing the potential costs to acquire control of us. Our board has the right to issue any new shares, including preferred shares, without first offering them to the holders of common shares as they have no preemptive rights.

We know of no other publicly-held company that sponsors and operates capcos as a material part of its business. As such, there are, to our knowledge, no other companies against which investors may compare our capco business, operations, results of operations and financial and accounting structures.

In the absence of any meaningful peer group comparisons for our capco business, investors may have a difficult time understanding and judging the strength of our business. This, in turn, may have a depressing effect on the value of our shares.

Provisions of our certificate of incorporation and New York law place restrictions on our shareholders’ ability to recover from our directors.

As permitted by New York law, our amended and restated certificate of incorporation limits the liability of our directors for monetary damages for breach of a director’s fiduciary duty except for liability in certain instances. As a result of these provisions and New York law, shareholders have restrictions and limitations upon their rights to recover from directors for breaches of their duties. In addition, our certificate of incorporation provides that we must indemnify our directors and officers to the fullest extent permitted by law.

We may not be able to comply in a timely manner with all of the recently enacted or proposed corporate governance requirements.

Beginning with the enactment of the Sarbanes-Oxley Act of 2002, in July 2002, a significant number of new corporate governance requirements have been adopted or proposed by the SEC and the Nasdaq Stock Market. Although we currently expect to comply with all current and future requirements, we may not be successful in complying with these requirements in the future. In addition, certain of these requirements may require us to make changes to our corporate governance.

Item 2.	PROPERTIES.

We conduct our principal business activities in facilities leased from unrelated parties at market rates. We maintain offices in New York, New York, Great River, New York and South Salem, New York. In addition, our capcos maintain offices in each of the states in which they operate. With regard to our operating subsidiaries, CrystalTech Web Hosting, Inc. has a property which is material in the conduct of its business in Phoenix, Arizona. The building is under lease to the previous owner of the company, Mr. Uzzanti, and is subleased to CrystalTech without markup on the rental. The space occupied by CrystalTech is approximately 12,000 square feet with a current annual rental of $168,000 plus certain pass through expenses. The lease runs through April 2007 and CrystalTech plans to move to larger space at that time.

Item 3.	LEGAL PROCEEDINGS.

We are not involved in any material pending litigation. We and/or one or more of our investee companies are involved in 4 lawsuits regarding wrongful termination claims by employees or consultants, none of which are individually or in the aggregate material to Newtek. See “Note 17 to Consolidated Financial Statements.”

In 2004 our Colorado capco initiated a lawsuit challenging the provisions of then recent amendments to the capco statute and the implementing regulations. The suit has made little progress but may come to trial during 2006. Because of the lack of clarity of the amended statutory and regulatory provisions, it has been impossible for management to gauge with any certainty the likely liability if any to our capco. Even if the effect is material to the capco, however, management does not expect it to be material to the financial condition of Newtek taken as a whole.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market Information: Our common stock is traded on the Nasdaq National Stock Market under the symbol “NKBS.” High and low prices for the common stock over the previous two years is set forth below, based on the highest and lowest trading price during that period.

Period	High	Low
First Quarter: January 1, 2004 Through March 31, 2004	$7.95	$4.34
Second Quarter: April 1, 2004 Through June 30, 2004	$6.15	$3.65
Third Quarter: July 1, 2004 Through September 30, 2004	$4.00	$2.80
Fourth Quarter: October 1, 2004 Through December 31, 2004	$4.50	$3.41
First Quarter: January 1, 2005 Through March 31, 2005	$4.33	$3.56
Second Quarter: April 1, 2005 Through June 30, 2005	$4.00	$2.12
Third Quarter: July 1, 2005 Through September 30, 2005	$2.84	$1.95
Fourth Quarter: October 1, 2005 Through December 31, 2005	$2.19	$1.54
First Quarter: January 1, 2006 Through March 31, 2006	$2.21	$1.70
Second Quarter: April 1, 2006 Through May 8, 2006	$2.75	$1.91

(b)	Holders: As of December 31, 2005 there were approximately 286 holders of record of the common shares of Newtek.

(c)	Dividends: Newtek has never paid a cash or in-kind dividend and currently has no plan or policy with respect to the payment of dividends.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,245,844 shares	$ 3.23 /share (1)	3,004,156 shares

Equity compensation plans not approved by security holders	None	None	None

(1)	Excludes 178,509 restricted shares rights which have a zero exercise price.

(e)	During the quarter ended December 31, 2005 our only sale of unregistered securities was the issuance of 472,814 of our common shares as a contribution to one of our wholly-owned subsidiaries which used the shares as partial consideration in the assumption of assets and liabilities of another subsidiary. See the discussion of the Newtek Insurance Agency, above. The shares were valued at $2.115 per share, or a total of $1 million.

Item 6.	SELECTED FINANCIAL DATA.

FIVE-YEAR HIGHLIGHTS

The following selected statement of income data for the fiscal years ended December 31, 2005, December 31, 2004 and December 31, 2003 and the selected balance sheet data as of December 31, 2005 and December 31, 2004 are derived from the Company’s Consolidated Financial Statements including the Notes thereto which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, appearing elsewhere in this Form 10-K. The selected statement of income data for the fiscal years ended December 31, 2002 and December 31, 2001, and the selected balance sheet data as of December 31, 2003, December 31, 2002 and December 31, 2001, have been derived from our financial statements not included herein, which have been audited by PricewaterhouseCoopers LLP. The comparability of the information below is affected by the acquisitions of CrystalTech Web Hosting, Inc. (“CrystalTech”) in July 2004, and Vistar Insurance Agency, Inc., (“Vistar” or “Keyosk”) in July 2004 and Automated Merchant Services, Inc. (“Automated Merchant Services” or “AMS”) in August 2003. The selected financial data set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this report.

	FISCAL YEARS ENDED
	Dec. 31 2005	Dec. 31 2004	Dec. 31 2003	Dec. 31 2002	Dec. 31 2001
	(In Thousands Except for Per Share Data)
Revenue:
Income from tax credits	$36,669	$33,565	$44,933	$30,603	$21,498
Electronic payment processing	31,128	18,131	6,297	1,585	121
Web hosting	10,627	4,428	—	—	—
Interest income	4,844	3,834	4,059	900	1,845
Premium income	4,409	4,533	1,284	—	—
Servicing fee	1,950	1,717	1,418	—	—
Insurance commissions	1,203	560	—	—	—
Other income	5,969	3,412	2,502	1,581	441

Total revenue	96,799	70,180	60,493	34,669	23,905

Expenses:
Electronic payment processing costs	22,928	12,842	4,513	632	42
Consulting, payroll and benefits	16,236	10,843	8,407	4,565	2,665
Interest	16,027	14,039	13,879	11,485	11,577
Professional fees	7,876	5,183	4,500	3,145	2,061
Depreciation and amortization	4,549	2,459	504	148	74
Insurance	3,144	2,818	2,469	1,951	1,530
Provision for loan losses	2,258	205	473	—	—
Goodwill impairment	878	—	1,435	—	—
Other than temporary decline in value of investments	395	—	1,996	1,602	476
Write-down of asset held for sale to net realizable value	—	—	—	—	168
Equity in net losses of affiliates	—	—	—	729	2,280
Other	8,719	5,599	4,247	2,895	1,059

Total expenses	83,010	53,988	42,423	27,152	21,932

Income before minority interest, provision for income taxes and extraordinary items	13,789	16,192	18,070	7,517	1,973

Minority interest	730	890	(1,598)	(335)	(509)

Income before provision of income taxes and extraordinary items	14,519	17,082	16,472	7,182	1,464
Provision for income taxes	(6,792)	(6,467)	(7,090)	(2,657)	(534)

Income before extraordinary items	7,727	10,615	9,382	4,525	930
Extraordinary gain on acquisition of minority interests	—	—	—	908	—
Extraordinary gain on acquisition of a business	—	—	187	2,735	—

Net income	$7,727	$10,615	$9,569	$8,168	$930

Weighted average common shares outstanding
Basic	34,241	30,068	25,777	24,184	21,890
Diluted	34,280	30,379	26,177	24,294	21,910
Income per share after extraordinary gain
Basic	$.23	$.35	$.37	$.34	$.04
Diluted	$.23	$.35	$.37	$.34	$.04
Income per share before extraordinary gain
Basic	$.23	$.35	$.36	$.19	$.04
Diluted	$.23	$.35	$.36	$.19	$.04
Balance Sheet Data (at end of period):
Total assets	$265,013	$228,398	$192,184	$169,055	$83,363
Bank notes payable	21,287	27,988	51,990	53,824	—
Notes payable in credits in lieu of cash	92,048	76,259	65,625	65,196	49,641
Deferred tax liability	24,271	16,617	10,816	3,726	1,563
Minority interest	5,033	5,721	8,393	4,773	5,081
Shareholder’s equity	87,525	77,095	40,248	27,172	11,392
Common shares outstanding at year end	34,809	33,873	26,209	25,341	22,213
Shareholder’s equity per share	$2.51	$2.28	$1.54	$1.07	$0.51

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Executive Overview

Newtek continues its transition out of our capco-dominated business model. Our core businesses of merchant processing, web hosting and small-business lending are growing at high rates and in aggregate produced $11.7 million of EBITDA in 2005.

In March 2006, we paid off $4 million in notes from Technology Investment Capital Corp., and are making efforts to increase our cash flow through operations and grow dominant companies that market to the small- and medium-sized business market.

We have what we believe is great technology that forms the basis for our current client base, now in excess of 60,000, which we would expect to continue to grow rapidly. We will use our proprietary technology to build a quality brand of financial and business services in the small- and medium-sized business space.

We have reported on our balance sheet at December 31, 2005 $63 million in aggregate of cash, cash equivalents, short-term treasuries and marketable securities; $87 million in shareholder equity and $2.51 in book value per share. Our shareholders’ equity has grown significantly through the years, from $22 million in 2002 to $87.5 million in 2005, even after the secondary stock offering completed in 2004, as our book value per diluted share has grown from $1.07 in 2002 all the way to $2.51 in 2005.

Newtek is a distribution channel whose primary target is the national small- and medium-sized business market, a very significant marketplace in the United States. Approximately 51% of GDP in the United States come from small-business. There are 23 million potential clients, and nine out of 10 businesses in the United States fit into this particular segment. Newtek is achieving its goal by becoming a premier provider of business and financial services for those 60,000 small- and medium-sized business clients in its portfolio. We are a low-cost provider of products and services and a low-cost supplier of small- and medium-sized business clients, and that is based upon how we do business.

We are accomplishing our goal primarily by using state-of-the-art Web-based proprietary technologies. Our Web-based referral system is growing in terms of its popularity and its attractive features. By using this Web-based referral system, referral partners are allowed to have a complete window into our back-office operations. Every communication, every activity, everything that we are doing with the referred client, can be seen from the first day to the end of the transaction. It is very similar to how delivery services puts a bar code on a package. If you want to call up at any point in the process, you could find out exactly where that package is. We effectively are putting a bar code on business services and financial services for our alliance partners. We use Web-based applications as an in-house tool to make our employees and associates efficient, smart and productive. Instead of using expensive six-figured salaried employees that a typical bank or an insurance company would use to market financial products and business services to small- and medium-sized business customers, we use very smart, efficient, high-quality technology and dedicated loyal non-executive salary plus bonus employees.

This technology enables us to provide a high-quality service. We don’t ask our clients to type in data or handwrite applications. We do that for them in a telephonic interview. We have modeled our back-office and business operations after the successful Progressive and GEICO insurance operational model. Our technology has been accepted and used by companies such as, Merrill Lynch, the Credit Union National Association with its 9,100 credit unions and their 87 million members, the Navy Federal Credit Union, and others. All of these entities have realized it is better to outsource their business services and financial products to Newtek than try to provide this product and service for their customer themselves.

New Technology Launches — one of the things Newtek will be doing within the next quarter will be launching a new website. Our new website will be designed to be more of an interactive tool and more of a business tool rather than just a billboard for investor relations. We plan on giving entities such as insurance agents, CPAs, lawyers and accountants that might have relationships with small- and medium-sized business owners and who would like to refer business to us a personally prepared website. These professionals will be able to refer their customers to their own website and give them the ability to pass on to us a small-business loan referral, an insurance referral, a Web-hosting referral, a data storage referral, bookkeeping, etc.

Management is intent on building the core businesses and reducing the non-core businesses. Our client base is growing rapidly and, importantly, the proportion of our non-tax-credit revenue is growing significantly year after year. Our operating business lines created $11.7 million of EBITDA in 2005. Our debt is manageable and could be paid off without much difficulty. In March 2006, we made a $4 million pre-payment with $4 million remaining against our TICC notes. Our systems, product and technology are constantly being upgraded, and we are further developing this to be the number one provider of business services and financial products to the small and medium sized business market.

The overhead and non-core business units are being pared back to reduce cash flow drain. The business is in transition: capco business and market segment is being deemphasized for a number of reasons. Primarily, the lack of new state legislation reduced product creation. Capcos historically, from 1999 to 2005, have created approximately $10 to $15 million of pretax cash flow a year for Newtek. Because of changes in the market, we are replacing that pretax cash flow by growing the underlying businesses. We currently have enough capital to accomplish our business model without having to generate new capco funds to acquire and operate small- and medium-sized businesses. Newtek and its management believe that there is a much greater value in developing a leading brand of products and services for the small- and medium-sized business market versus continuing to create certified capital companies. The small- and medium-sized business market is valuable and we are gaining a larger stake every day.

Part of our strategy for 2006 will be the acquisition of approximately $10 million of merchant processing portfolios. We recently completed a $2.5 million purchase of merchant accounts with a an additional expected purchase within the next 60 days of $7.5 million. These acquisitions will add additional processing platforms to enable us to bring in 6,000 new merchant servicing customers, and almost $600 million of processing volume.

Results of Operations

Consistent with management’s focus, the revenue and expenses from the consolidated operating entities, specifically the SBA lending, electronic payment processing and web hosting operations continue to increase as a percentage of revenue, with a correlating decrease in revenues from capco-related tax credits. The following table sets forth certain data from our statements of income, expressed as a percentage of total revenues, for each of the periods presented.

	FISCAL YEARS ENDED
	Dec. 31 2005	Dec. 31 2004	Dec. 31 2003
Revenues:
Income from tax credits	37.9%	47.9%	74.3%
Electronic payment processing	32.2%	25.8%	10.4%
Web hosting	11.0%	6.3%	0.0%
Interest income	5.0%	5.5%	6.7%
Premium income	4.6%	6.5%	2.2%
Servicing fee	2.0%	2.4%	2.3%
Insurance commissions	1.2%	0.8%	0.0%
Other income	6.1%	4.8%	4.1%

Total revenues	100.0%	100.0%	100.0%

Expenses:
Electronic payment processing costs	23.7%	18.3%	7.5%
Consulting, payroll and benefits	16.8%	15.5%	13.9%
Interest	16.6%	20.0%	22.9%
Professional fees	8.1%	7.4%	7.4%
Depreciation and amortization	4.7%	3.5%	0.8%
Insurance	3.2%	4.0%	4.1%
Provision for loan losses	2.3%	0.3%	0.8%
Goodwill impairment	0.9%	0.0%	2.4%
Other than temporary decline in value of investments	0.4%	0.0%	3.3%
Other	9.1%	8.0%	7.0%

Total expenses	85.8%	77.0%	70.1%

Income before minority interest, provision for income taxes and extraordinary items	14.2%	23.0%	29.9%
Minority interest	0.8%	1.3%	(2.6)%

Income before provision for income taxes, and extraordinary items	15.0%	24.3%	27.3%
Provision for income taxes	(7.0)%	(9.2)%	(11.8)%

Income before extraordinary items	8.0%	15.1%	15.5%
Extraordinary gain on acquisition of a business	0.0%	0.0%	0.3%

Net income	8.0%	15.1%	15.8%

Comparison of the years ended December 31, 2005 and December 31, 2004

Revenues increased by $26,619,000 to $96,799,000 for the year ended December 31, 2005, from $70,180,000 for the year ended December 31, 2004. Income from tax credits increased by $3,104,000, to $36,669,000 for the year ended December 31, 2005 from $33,565,000 for the year ended December 31, 2004, due to Newtek’s capcos achieving various additional investment thresholds, as well as additional accretion of income in 2005 versus 2004.

Electronic payment processing revenue increased by $12,997,000 to $31,128,000 for the year ended December 31, 2005, from $18,131,000 for the year ended December 31, 2004, due to the increase in electronic payment processing customers, the acquisition of a merchant portfolio in April 2005, and the additional electronic processing sales entity formed in Alabama during August 2004. At December 31, 2005, we provided our payment services to over 11,000 small merchants across the United States, compared to 8,000 customers at December 31, 2004. Gross total processing volume increased to $1,469,266,000 from all merchant portfolios (of this amount, $300,296,000 of processing volume generated revenues that were recorded net of interchange fees) for the year ended December 31, 2004 from $1,025,000,000 of gross processing volume (of this amount, $406,000,000 of processing volume generated revenues that were recorded net of interchange fees) for the year ended December 31, 2004.

Web hosting income increased by $6,199,000 to $10,627,000 for the year ended December 31, 2005 from $4,428,000 for the year ended December 31, 2004 due to the fact that CrystalTech Web Hosting was acquired on July 7, 2004. The increase is due to the number of customers the Company provided services to. At December 31, 2005 and 2004, CrystalTech was providing services to 46,000 and 24,000 customers, respectively.

Interest is generated from SBA lending activities, excess cash balances that are invested in money market accounts, U.S. Treasury notes, federal government backed securities mutual funds, etc. non-cash accretions of structured insurance product and on held to maturity investments. The following table details the changes in these different forms of interest income:

(In thousands)	2005	2004	Change
NSBF activities	$3,490	$3,316	$174
Non-cash accretions	175	176	(1)
Qualified investments	159	51	108
Treasury and other	1,020	291	729

	$4,844	$3,834	$1,010

The increase generated from treasury and other investments is attributable to an increase in the average outstanding balances as US Treasury Notes and Short term investments were made late in Q4 2005 and increased interest rates (generally a 1-2% increase) on interest bearing cash accounts for the year ended December 31 2005 compared to the prior year.

Premium income decreased by $124,000 to $4,409,000 for the year ended December 31, 2005 from $4,533,000 for the year ended December 31, 2004. The decrease in premium income was attributable to NSBF selling 166 guaranteed loans in the year ended December 31, 2005, aggregating $44,988,000 as compared to 159 loans sold aggregating $38,200,000 in the same period for the prior year. The premiums recognized in connection with these sales were $3,676,000 for the year ended December 31, 2005 as compared with $3,321,000 in the same period for the prior year. In addition, in the year ended December 31, 2005, NSBF sold to three financial institutions $8,522,000 of loans previously classified as held for investment for aggregate proceeds of $8,827,000. This represented a portion of the unguaranteed piece of 113 loans. The carrying value above the $8,522,000 of loans previously classified as held for investment of $305,000 was recorded as premium income. Also, in connection with this sale, included in premium income for the year ended December 31, 2005 is $428,000 representing the allocated portion of the remaining discount recorded at the time of loan origination. During the year ended December 31, 2004, NSBF sold to two financial institutions $23,027,000 of loans previously classified as held for investment for aggregate proceeds of $23,891,000. The proceeds above the carrying value above the $23,027,000 of loans previously classified as held for investment of $864,000 was recorded as premium income. Also, in connection with this sale, included in premium income for the year ended December 31, 2004 is $348,000 representing the allocated portion of the remaining discount recorded at the time of loan origination. Additionally, in July 2004, NSBF sold $201,000 of loans previously classified as held for investment for aggregate proceeds of approximately $220,000. This represented a guaranteed portion of one loan. The difference of $19,000 was recorded as premium income.

Servicing fee income related to SBA loans increased by $233,000 to $1,950,000 for the year ended December 31, 2005 from $1,717,000 for the year ended December 31, 2004. The increase in servicing fee income was attributable to the servicing portfolio’s growth year over year. The portfolio in which we earn servicing fee income at December 31, 2005 aggregated $151,827,000 as compared with $135,287,000 at December 31, 2004.

Insurance commissions increased by $643,000 to $1,203,000 for the year ended December 31, 2005 from $560,000 for the year ended December 31, 2004 due to the fact that Vistar Insurance Agency was acquired on July 31, 2004.

Other income increased by $2,557,000 to $5,969,000 for the year ended December 31, 2005 from $3,412,000 for the year ended December 31, 2004. This increase primarily relates to the equity in earnings of $993,000 from Exponential Business Development Co., L.P., $929,000 of lodging revenues from Phoenix, a subsidiary that operates a hotel in Louisiana primarily housing workers to assist in the redevelopment after Hurricane Katrina , and $700,000 from Citibank for early termination of our contract with them.

Electronic payment processing direct costs increased by $10,086,000 to $22,928,000 for the year ended December 31, 2005 from $12,842,000 for the year ended December 31, 2004, an increase of 80%, which correlates to the significant increase in this business.

Consulting, payroll and benefits increased by $5,393,000 to $16,236,000 for the year ended December 31, 2005 from $10,843,000 for the year ended December 31, 2004. The increase was primarily due to the increased employee headcount from 250 to approximately 360 employees.

Changes in interest expense are summarized as follows:

(In thousands)	2005	2004	Change
Capco interest expense	$12,684	$11,656	$1,028
NSBF (SBA Lender) interest expense	2,012	1,704	308
Other interest expense	1,331	679	652

	$16,027	$14,039	$1,988

The increase in capco expense relates to the two new capcos formed in 2005 (WT1 and WNY5) as well as the three capcos formed in 2004 (WAP, WDC and WNY4) had a full year of expense in 2005 compared to a partial year in 2004. The increase in SBA lender interest expense was primarily due to the increase in the prime interest rate in 2005 compared to 2004 as well as the new financing rate, offset by a decrease in the outstanding bank notes payable balance. The $652,000 increase in other interest expense is primarily related to interest on the TICC note of $679,000 offset by a decrease in interest expense for notes payable insurance and other.

Professional fees increased by $2,693,000 to $7,876,000 for the year ended December 31, 2005 from $5,183,000 for the year ended December 31, 2004. This increase is attributable to $785,000 of residual expenses for merchant processing commissions, and approximately $1,800,000 due to the legal and audit services provided in 2005 as compared to 2004.

Depreciation and amortization expense increased by approximately $2,090,000 to $4,549,000 for the year ended December 31, 2005 from $2,459,000 for the year ended December 31, 2004. This is due to the $6,000,000 increase in the customer accounts and fixed assets in 2005 compared to 2004.

Insurance expense increased by $326,000 to $3,144,000 for the year ended December 31, 2005 from $2,818,000 for the year ended December 31, 2004. This increase is due to the additional insurance relating to the new capcos in 2005 (Wilshire Texas Partners I, LLC, and Wilshire New York Partners, V, LLC), as well as the fact that three capco’s (Wilshire Alabama Partners, LLC, Wilshire New York Partners IV, LLC and Wilshire DC Partners, LLC ) had a full year of insurance expense amortization in 2005 compared to a partial year in 2004 .

Provision for loan losses increased by $2,053,000 to $2,258,000 for the year ended December 31, 2005 from $205,000 for the year ended December 31, 2004. This increase was due to significant charge-offs in 2005, effects of hurricane Katrina and increased risk from economic factors such as higher fuel costs, increased medical costs and higher interest rates. These factors required management to establish an additional provision in order to maintain its allowance for loan losses at a level which management believes adequately covers inherent losses in the existing loan portfolio. NSBF’s charge-offs, in both the acquired CCC portfolio as well as newly originated loans, significantly increased by $1,527,000 to $1,914,000 for the year ended December 31, 2005 from $387,000 for the year ended December 31, 2004 due to the completion of the liquidation process on certain loans from the acquired CCC portfolio and unexpected credit events from the acquired portfolio and newly originated loans.

Management’s ongoing estimates of the allowance for loan losses are particularly affected by the changing composition of the loan portfolio over the last few years. The loans acquired from CCC in December 2002, which are more seasoned than those originated by NSBF, comprise 33% of total loans held for investment as of December 31, 2005. Other portfolio characteristics, such as industry concentrations and loan collateral, which also impacts management’s estimates of the allowance for loan losses, have also changed since the acquisition. The changing nature of the portfolio and the limited past loss experience on the newly originated portfolio has resulted in management’s estimates of the allowance for loan losses being based more on subjective factors and less on empirically derived loss rates. Such estimates could differ from actual results, which may have a material effect on the Company’s results of operations or financial condition.

Additionally, in the third quarter of 2005, management recorded an additional $900,000 in reserves, of which $300,000 is associated with hurricane Katrina. The $300,000 reserve was established to cover known and probable future losses due to business interruptions and material property losses, as well as indirect economic effects outside of the hurricane region which could result in decreases in revenue to some of our other borrowers. The remaining $600,000 reserve was established due to current economic conditions, specifically the rising interest rate environment and the high price of oil and gas, in addition to the potential economic impact to those small businesses in Louisiana, Alabama, Mississippi and other parts of the country that were not directly impacted by the storm as addressed in the reserves above. Consideration in this evaluation includes past and current loss experience, current portfolio composition and the evaluation of real estate collateral as well as current economic conditions. Management believes that such additional reserves will be adequate to absorb probable loan losses inherent in the Company’s entire loan portfolio. The remaining increase of $353,000 is attributable to general reserves being recorded on newly originated loans. Additionally, in June 2004, NSBF sold loans to a bank previously classified as held for investment. In connection with this sale, NSBF reversed the reserve for loan losses associated with these loans and recorded a benefit of $300,000, offset by $241,000 in loan loss provisions.

In accordance with the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and other Intangible Assets” (“SFAS 142”), Newtek assessed the carrying value of goodwill recorded on the consolidated balance sheet and determined that the fair values of the reporting units to which goodwill was attributable were less than their carrying values for the year ended December 31, 2005. As a result, the Company completed the impairment analysis required by SFAS 142 and recorded $878,000 of an impairment charge in the accompanying consolidated statement of income for the year ended December 31, 2005. There was no impairment for the year ended December 31, 2004.

Newtek considers several factors in determining whether an impairment exists on its investments, such as the investee’s net book value, cash flow, revenue and net income. Newtek recognizes that in developing new and small businesses, significant impairments in the value of the investments may occur.

Other than temporary decline in value of investments increased by $395,000 to $395,000 for the year ended December 31, 2005 from zero for the year ended December 31, 2004, due to the Company’s determination that a greater amount of its investment values were impaired in 2005 versus no impairments in 2004. During the year ended December 31, 2005, Newtek determined that there was $200,000 of an other than temporary decline in the value of one if its equity investments, $177,000 for a debt investment and $18,000 for smaller cost method equity investment from one of our investment Bidco’s in Louisiana.

Other expenses (consisting of dues and licenses, office expenses, rent, utilities, travel and entertainment and other) increased by $3,120,000 to $8,719,000 for the year ended December 31, 2005 from $5,599,000 for the year ended December 31, 2004. The increase was due primarily to expenses incurred by the 11 additional consolidated operating entities in 2005 compared to 2004. Specifically, the operations of CrystalTech and Newtek Insurance Agency (formerly Vistar, acquired in July 2004) contributed approximately $1,671,000 to the increase in other expenses in 2005 as total other expenses were $2,748,000 for the year ended December 31, 2005 compared to $1,077,000 in 2004. The increase in overall other expenses also relates to $289,000 of additional computer and network maintenance expenses , $179,000 of servicing asset impairment and the 11 additional consolidated operating entities in 2005 compared to 2004.

The Company’s effective tax rate increased to 46.8% in 2005 from 37.9% in 2004. The 2005 state and local tax rate, net of federal benefit, increased to 8.9% in 2005 from 5.2% in 2004. In addition, in 2005 the Company recorded a $299,000 provision due to goodwill impairment and a $324,000 provision due to an increase in a deferred tax asset valuation compared with a $235,000 benefit from a reduction in a deferred tax asset valuation in 2004.

Net income decreased by $2,888,000, to net income of $7,727,000 for the year ended December 31, 2005, compared to net income of $10,615,000 for the year ended December 31, 2004, due to the increases in revenue of $26,619,000 offset by total expenses of $29,022,000 discussed above, the increase in the taxes of $325,000, and the decrease in minority interest of $160,000.

Comparison of the years ended December 31, 2004 and December 31, 2003

Revenues increased by $9,687,000 to $70,180,000 for the year ended December 31, 2004, from $60,493,000 for the year ended December 31, 2003. Income from tax credits decreased by $11,368,000, from $44,933,000 for the year ended December 31, 2003, to $33,565,000 for the year ended December 31, 2004, due to Newtek’s capcos achieving various additional investment thresholds mandated by the various state/jurisdiction capco statutes in 2003 versus 2004.

Electronic payment processing revenue increased by $11,834,000 to $18,131,000 for the year ended December 31, 2004, from $6,297,000 for the year ended December 31, 2003, due to the Company’s increase in electronic payment processing customers, the additional electronic processing sales entity formed in Alabama during August 2004, and the company’s acquisition of Automated Merchant Services on August 7, 2003. At December 31, 2004, we provided our payment services to over 8,000 small merchants across the United States, compared to approximately 5,000 customers at December 31, 2003. Gross total processing volume increased to approximately $1,025,000,000 from all merchant portfolios (of this amount, approximately $406,000,000 of processing volume generated revenues that were recorded net of interchange fees) for the year ended December 31, 2004 from approximately $320,000,000 of gross processing volume (of this amount, approximately $110,000,000 of processing volume generated revenues that were recorded net of interchange fees) for the year ended December 31, 2003. In addition, in June 2004, our electronic payment processing segment sold approximately 600 merchant accounts for net proceeds of $147,000.

Web hosting income increased by $4,428,000 to $4,428,000 for the year ended December 31, 2004 from zero for the year ended December 31, 2003 due to the fact that CrystalTech Web Hosting was acquired on July 7, 2004. At December 31, 2004, CrystalTech was providing services to over 34,000 customers.

Interest is generated from SBA lending activities, excess cash balances that are invested in highly liquid securities (money market accounts, federal government backed securities mutual funds, etc.), non-cash accretions of structured insurance product and on held to maturity investments. The following table details the changes in these different forms of interest income:

(In thousands)	2004	2003	Change
NSBF activities	$3,316	$3,543	$(227)
Non-cash accretions	176	176	—
Qualified investments	51	123	(72)
Highly liquid securities	291	217	74

	$3,834	$4,059	$(225)

The decrease in SBA interest income is attributable to the decline in the loans receivable held for investment balance from approximately $52,051,000 in 2003 to $34,186,000 in 2004, primarily due to the sale of a portion of the held for investment portfolio of $23,891,000, offset by an increase in the prime rate in the later half of 2004. The net decrease in interest income was also due to the decline in the outstanding balances of held to maturity investments- qualified investments, offset by an increase in highly liquid securities which is attributable to an increase in the average outstanding interest bearing cash accounts.

Premium income increased by $3,249,000 to $4,533,000 for the year ended December 31, 2004 from $1,284,000 for the year ended December 31, 2003. This increase is attributable to NSBF closing 161 loans for total originations of $52,216,000 during 2004 compared to 39 loans for total originations of $25,101,000 for the year ended December 31, 2003. As a result of these originations, NSBF was able to sell 159 guaranteed loans in the year ended December 31, 2004, aggregating $38,200,000 as compared to selling 37 loans for $15,065,000 for the prior year. The premiums recognized in connection with these sales were $3,321,000 during the year ended December 31, 2004 as compared with $1,284,000 in the prior year. Additionally, during the year ended December 31, 2004, NSBF sold to two financial institutions $24,111,000 of loans previously classified as held for investment for aggregate proceeds of $24,995,000. The carrying value above the $24,111,000 of loans previously classified as held for investment of $884,000 was recorded as premium income. Also, in connection with these sales, included in premium income for the year ended December 31, 2004 is $328,000 representing the allocated portion of the remaining discount recorded at the time of loan origination.

Servicing fee income related to SBA loans increased by $299,000 to $1,717,000 for the year ended December 31, 2004 from $1,418,000 for the year ended December 31, 2003. The increase in servicing fee income was attributable to the servicing portfolio’s growth year over year. The portfolio in which we earn servicing fee income at December 31, 2004 aggregated $135,287,000 as compared with $122,692,000 at December 31, 2003.

Insurance commissions increased by $560,000 to $560,000 for the year ended December 31, 2004 from zero for the year ended December 31, 2003 due to the fact that Vistar Insurance Agency was acquired on July 31, 2004.

Other income increased by $910,000 to $3,412,000 for the year ended December 31, 2004 from $2,502,000 for the year ended December 31, 2003. This increase primarily relates to the $1,000,000 recovery of an investment in Merchant Data Systems recognized in 2004. For the year ended December 31, 2003, there was $350,000 of income from recovery of an investment previously written off.

Electronic payment processing direct costs increased by $8,329,000 to $12,842,000 for the year ended December 31, 2004 from $4,513,000 for the year ended December 31, 2003, due to the significant increase in the number of electronic payment processing customers and the one additional sales entity formed in Alabama during August, 2004, as well as the acquisition of Automated Merchant Services in August 2003.

Consulting, payroll and benefits increased by $2,436,000 to $10,843,000 for the year ended December 31, 2004 from $8,407,000 for the year ended December 31, 2003. The increase was primarily due to the acquisitions of CrystalTech and Vistar in July 2004 ($1,134,000), the increased number of consolidating operating entities in 2004 compared to 2003, as well as a full year of stock compensation expense in 2004 compared to only three months in 2003 (the first stock grant was in October 2003).

Changes in interest expense are summarized as follows:

(In thousands)	2004	2003	Change
Capco interest expense	$11,656	$11,597	$59
NSBF (SBA Lender) interest expense	1,704	1,916	(212)
Other interest expense	679	366	313

	$14,039	$13,879	$160

The $59,000 increase in capco interest expense in 2004 was attributable to the new borrowings associated with the three new capcos ($722,000), offset by the fact that certain of the capco’s interest expense has decreased due to reductions in the outstanding borrowing balance due to the payments in credits in lieu of cash made of approximately $663,000. The decrease in SBA lender interest expense was primarily due to the decrease in the average outstanding bank notes payable balance in 2004 compared to 2003 resulting from the sale of $23,891,000 of a portion of the held for investment portfolio. The $312,000 increase in other interest expense was attributable to increase in interest expense for notes payable insurance of $263,000, as well as a full year of interest expense on notes payable from Automated Merchant Services, Inc., acquired in August 2003.

Professional fees increased by $683,000 to $5,183,000 for the year ended December 31, 2004 from $4,500,000 for the year ended December 31, 2003. This increase is primarily due to the increased number of capco’s and consolidated operating entities in 2004 as compared to 2003. Depreciation and amortization expense increased by approximately $1,955,000 to $2,459,000 for the year ended December 31, 2004 from $504,000 for the year ended December 31, 2003. This is due to the amortization of customer accounts and intangible accounts associated with the acquisitions of CrystalTech and Vistar in July 2004 of approximately $469,000, as well as an increase in amortization

(approximately $317,000) of customer merchant accounts relating to Automated Merchant Services, acquired in August 2003. In addition, NSBF’s amortization increased by $725,000 for the year ended December 31, 2004 compared to 2003 due to the amortization of deferred financing costs ($287,000) and an increase in amortization of capitalized servicing assets of $438,000. The remaining increase is due to the increase in the average balance of furniture, fixtures and equipment for the year ended December 31, 2004 compared to December 31, 2003.

Insurance expense increased by $349,000 to $2,818,000 for the year ended December 31, 2004 from $2,469,000 for the year ended December 31, 2003. This increase is due to the additional insurance relating to the new capcos in 2004 (WAP, WNYIV and WDC), as well as the fact that one capco (Wilshire Louisiana IV) had a full year of insurance expense amortization in 2004 compared to a partial year in 2003

Provision for loan losses decreased by $268,000 to $205,000 for the year ended December 31, 2004 from $473,000 for the year ended December 31, 2003. This is due to the fact that a portion of the SBA’s loans held for investment portfolio was sold in 2004 resulting in a reversal of an unallocated component of the allowance.

In accordance with the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and other Intangible Assets” (“SFAS 142”), Newtek assessed the carrying value of goodwill recorded on the consolidated balance sheet and determined that the fair values of the underlying entities to which goodwill was attributable were less than the carrying values of those entities for the year ended December 31, 2003. As a result, the Company completed the impairment analysis required by SFAS 142 and recorded $1,435,000 of an impairment charge in the accompanying consolidated statement of income for the year ended December 31, 2003. There was no impairment for the year ended December 31, 2004.

Newtek considers several factors in determining whether an impairment exists on its investments, such as the investee’s net book value, cash flow, revenue and net income. Newtek recognizes that in developing new and small businesses, significant impairments in the value of the investments may occur.

Other than temporary decline in value of investments decreased by $1,996,000 to zero for the year ended December 31, 2004 from $1,996,000 for the year ended December 31, 2003, due to the Company’s determination that a greater amount of its investment values were impaired in 2003 versus no impairments in 2004. During the year ended December 31, 2003, Newtek determined that there was $943,000 of an other than temporary decline in the value of its investments for Merchant Data Systems, Inc., (“MDS”), $500,000 for 1-800 Gift Certificate, $271,000 for Direct Creations, LLC, $145,000 for O.S. Johnson, LLC, $112,000 for Gerace Auto Parts, $20,000 for Transworld Business Brokers, LLC and $5,000 for CB Real Net (non-capco investment). These items aggregated $1,996,000 which is shown on the statement of income as other than temporary decline in value of investments.

Other expenses (consisting of office expenses, rent, utilities, travel and entertainment and other) increased by $1,352,000 to $5,599,000 for the year ended December 31, 2004 from $4,247,000 for the year ended December 31, 2003. The increase was due primarily to expenses incurred by the increased number of consolidated operating entities in 2004 compared to 2003. Specifically, the operations of CrystalTech and Vistar (acquired in July 2004) contributed approximately $1,077,000 to the increase in other expenses in 2004 compared to zero in 2003.

The Company’s effective tax rate decreased to 37.9% in 2004 from 43.0% in 2003. The 2004 state and local tax rate, net of federal benefit, decreased to 5.2% in 2004 from 6.0% in 2003. In addition, in 2004 the Company recorded a $235,000 benefit from a reduction in a deferred tax asset valuation compared with a $574,000 provision due to goodwill impairment in 2003.

Net income increased by $1,046,000, to net income of $10,615,000 for the year ended December 31, 2004, compared to net income of $9,569,000 for the year ended December 31, 2003, due to the increases in revenue of $9,687,000 offset by general and administrative expenses of $11,565,000 discussed above, offset by the decrease in the taxes of $623,000, the contribution from minority interest of $2,488,000 and the decrease in extraordinary gains of $187,000.

Liquidity and Capital Resources

Newtek has funded its operations primarily through the issuance of notes to insurance companies through the capco programs. Through December 31, 2005, Newtek has received in the aggregate $235,718,000 in proceeds from the issuance of long-term debt, capco warrants, and Newtek common shares through the capco programs. In 2004, Newtek raised $20,762,000 (net of related offering costs) in a secondary public offering. Newtek’s principal capital requirements have been to fund the purchase of Coverage A insurance related to the notes issued to the insurance companies ($124,065,000), the acquisition of Coverage B capco insurance policies ($28,060,000), the acquisitions of CrystalTech and Newtek Insurance Agency (formerly Vistar) ($9,836,000) and the acquisition of consolidated operating entity’s interests, identifying other capco-qualified investments, and working capital needs resulting from operating and business development activities of its consolidated operating entities.

Net cash used in operating activities

Net cash used in operating activities in the year ended December 31, 2005 was slightly lower than in the prior year primarily due to the net income in the current year of $7,727,000 compared to net income of $10,615,000 in the prior year (a change of $2,888,000), offset primarily by the decrease in the non cash charges in the current year totaling $11,598,000 compared to $15,177,000 in the year ended December 31, 2004.

Net cash used in investing activities

Net cash used in investing activities of $18,716,000 in the year ended December 31, 2005 compared to net cash used in investing activities of $4,764,000 in the year ended December 31, 2004 decreased significantly due to the purchase of US Treasury notes, certificates of deposit, and auction rate securities totaling $19,073,000, and the additional $4,982,000 in purchases of fixed assets and customer accounts and $750,000 of contingent purchase price from the CrystalTech acquisition. In the prior year, the proceeds from sales of SBA loans held for investment of $24,111,000 was considerably higher than the current year of $8,827,000, however, this was offset by the acquisitions of CrystalTech and Newtek Insurance Agency of $9,836,000 in the prior year.

Net cash provided by financing activities

Net cash provided by financing activities was higher in 2005 verse 2004 (increase of $1,023,000), due to the net proceeds from the capco closings in the current year greater than the closings in 2004 by $2,669,000. This was offset by the cash inflows from the secondary offering and issuances of common stock in 2004 of $22,839,000 compared to $8,000,000 financing from TICC and $505,000 of proceeds from the issuance of common stock in 2005, and the decrease from repayments on SBA bank notes payable by $17,302,000 in 2005 compared to 2004.

Summary

During the year ended December 31, 2005 we and our affiliated companies generated cash flow primarily from the following sources:

•	private placement of common shares and exercise of stock options, netting $505,000;

•	proceeds from issuance of a long-term debt of $32,149,000;

•	proceeds from sale of SBA loans held for investment of $8,827,000;

•	proceeds from issuance of notes payable-other of $8,024,000;

•	principal repayments on SBA loans receivable of $5,770,000;

•	proceeds from sale of SBA loans held for sale of $44,988,000; and

•	return of investments of $1,440,000, which was held pending reinvestment.

The cash was primarily used to:

•	purchase US Treasury notes, certificates of deposit, and marketable securities of $19,073,000;

•	invest $1,538,000 in small or early stage businesses;

•	originate $58,005,000 in SBA loans held for investment and for sale;

•	repay bank notes payable of $6,700,000;

•	repay notes payable-insurance of $2,776,000;

•	purchase of Coverage A insurance of $9,893,000;

•	purchase fixed assets and customer accounts of $4,982,000; and

•	pay the contingent purchase price from the CrystalTech acquisition of $750,000.

During the year ended December 31, 2004 we and our affiliated companies generated cash flow primarily from the following sources:

•	proceeds from secondary public common shares offering, net of related costs, of $20,762,000;

•	private placement of common shares and exercise of stock options, netting $2,077,000;

•	proceeds from issuance of a long-term debt of $29,480,000;

•	proceeds from sale of SBA loans held for investment of $24,111,000;

•	principal repayments on SBA loans receivable of $8,505,000;

•	proceeds from sale of SBA loans held for sale of $38,200,000;

•	return of investments of $5,179,000, which was held pending reinvestment; and

•	proceeds from web hosting income of $4,428,000.

The cash was primarily used to:

•	invest $6,668,000 in small or early stage businesses;

•	originate $51,389,000 in SBA loans held for investment and for sale;

•	acquire CrystalTech and Vistar Insurance Agency for $9,836,000;

•	repay bank notes payable of $24,002,000;

•	repay notes payable-insurance of $480,000;

•	purchase of Coverage A insurance of $8,248,000; and

•	purchase furniture, fixtures and equipment of $1,593,000.

As of December 31, 2005, Newtek had approximately $62,806,000 in cash, US Treasuries and marketable securities of which substantially all was either held by Newtek, restricted for use for capco activities, or on hand in investee companies. The Company will rely on this $62,806,000, supplemented by cash flow from operations, if any, to fund its working capital requirements.

Management of Newtek expects to have the following significant working capital requirements in 2006:

•	approximately $2,300,000 invested in capital expenditures in conjunction with continued growth in its web hosting business

•	approximately $4,000,000 to prepay a portion of CrystalTech Web Hosting, Inc.’s debt to TICC

•	approximately $255,000 by one capco to meet a minimum investment requirement mandated by the insurance company

•	approximately $3,459,000 in other debt repayments

The Company anticipates that its SBA lender will generate sufficient cash flow from its operations to fund its working capital requirements.

SBA loans

As of December 31, 2005 and 2004, SBA loans that were past due more than 90 days, but were still performing (accruing interest), amounted to approximately $7,300 and $0, respectively.

At December 31, 2005 and 2004, total impaired nonaccrual loans amounted to approximately $3,693,000 and $1,972,000, respectively. For the years ended December 31, 2005 and 2004, the average balance of impaired nonaccrual loans was approximately $2,894,000 and $2,731,000, respectively. Approximately $907,000 and $463,000 of the allowance for loan losses were allocated against such impaired nonaccrual loans, respectively, in accordance with SFAS No. 114.

Had interest on these impaired nonaccrual loans been accrued, such interest would have amounted to approximately $252,000 and $186,000 for 2005 and 2004, respectively. Interest income, which is recognized on a cash basis, related to the impaired nonaccrual loans for the years ended December 31, 2005 and 2004 was not material.

Liquidity Risk. Newtek believes that its cash and cash equivalents, its anticipated positive cash flow from operations, and its ability to access private and public debt and equity markets will provide it with sufficient liquidity to meet its short and long-term capital needs. The loss of any one or two of these liquidity sources would not present an impossible obstacle to Newtek’s operations. However, the failure of the capco insurer, which is primarily liable for the repayment of the capco debt of $141,331,000 would require the capcos to assume this cash repayment obligation of the notes. Management has determined that the likelihood of the capcos becoming primarily liable for a material portion of this debt due to the failure of the insurers, which are subsidiaries of The American International Group, Inc., and are currently rated as “AA+” for financial strength by Standard & Poor’s, is remote. The parent company, AIG, has not agreed to guarantee the obligations of the subsidiary insurers, but it has provided written assurance that, in the event a capco insurer experiences a downgrade in its credit rating, it will transfer the policy obligations to a strong affiliate, if possible.

The following chart represents Newtek’s obligations and commitments, as of December 31, 2005, other than capco debt repayment discussed above for future cash payments under debt, lease and employment agreements:

(In thousands):

Year	Debt (a)		Leases	Employment Agreements	Total
2006	$5,443		$1,786	$1,523	$8,752
2007	6,320		1,348	526	8,194
2008	79,831	(b)	1,124	—	80,955
2009	3,507		954	—	4,461
2010	3,925		904	—	4,829
2011	—		2,015		2,015

Total	$99,026		$8,131	$2,049	$109,206

(a)	Interest rates range from 6.9% to 10%.
(b)	Includes $75 million of GE revolver assuming the entire amount is outstanding.

This chart excludes distributions for taxes due to capco minority owners (which can not be anticipated).

In June 2004, Newtek Small Business Finance (“NSBF”) executed an amendment to its existing credit agreement with Deutsche Bank whereby the $75,000,000 line of credit was extended through June 2005. This amendment required NSBF to repurchase $1,500,000 shares of its Series A Preferred Stock on the earlier of a) the repayment in full of all obligations under the loan agreement or b) the termination date. Such amount is classified as mandatorily redeemable preferred stock on the accompanying consolidated balance sheet at December 31, 2004, in accordance with Statement of Financial Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” In connection with the termination date on June 30, 2005 and the subsequent three month extension entered into on June 30, 2005, NSBF repurchased the $1,500,000 in its Series A Preferred Stock originally issued to Deutsche Bank.

In June 2004, NSBF entered into a $4,000,000 revolving credit facility to finance the origination of SBA loans. The revolving credit facility bore interest at the prime interest rate and was collateralized by the loans made by NSBF. The agreement expired on December 31, 2004, and was renewed thereafter.

In September 2005, NSBF closed a three year, $75,000,000 senior revolving loan transaction with General Electric Capital Corp. (“GE”). This new facility is primarily utilized to originate and warehouse the guaranteed and unguaranteed portions of loans under the SBA 7(a) loan program and for other working capital purposes. The facility refinances the previous facility with Deutsche Bank and the $4,000,000 revolving credit facility discussed above. As of December 31, 2005, NSBF had $21,287,000 outstanding on the line of credit. The GE line of credit allows for two alternatives for interest rates (the Prime interest rate plus .50% or Base LIBOR plus 2.75%). These rates may be increased or decreased by .25% based on certain thresholds. The line is collateralized by the unguaranteed portions and the guaranteed portions of the held for sale portion of the SBA loans receivable made by NSBF in addition to all assets of NSBF. The weighted average interest rate at December 31, 2005 was 7.24%. Interest on the line is payable monthly in arrears. NSBF has capitalized $1,721,000 of deferred financing costs attributable to the GE facility, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheet, and will be amortized over a period of three years. Amortization expense relating to this facility included in the accompanying consolidated statements of operations for the year ended December 31, 2005 was $192,000. The agreement includes such financial covenants as minimum net worth thresholds, senior charge ratios and fixed charge ratios, limitations on capital expenditures and charge-offs, in addition to loan loss reserve requirements.

NSBF was in violation of the Minimum Net Worth and Fixed Charge Coverage Ratio (FCCR) tests as of December 31, 2005 under the GE facility. NSBF has obtained a waiver from its lenders, with an effective date of December 31, 2005, to waive the covenant violation as of December 31, 2005, by agreeing not to test the Minimum Net Worth and FCCR for the month ended December 31, 2005.

Management of Newtek expects to have four basic working capital requirements in the near term. These are:

•	working capital required for parent company operations;

•	working capital for operating our current businesses;

•	funds for investment by the capcos in order to meet minimum investment requirements; and

•	working capital needed for the SBA lender.

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

Income from Capco Tax Credits

In general, the capcos issue debt and equity instruments to insurance company investors. For a description of the debt and equity instruments and warrants issued by Newtek’s capcos, see Notes to the Consolidated Financial Statements. The capcos then make targeted investments, as defined under the respective state/jurisdiction statutes, with the funds raised. Each capco, has a contractual arrangement with the particular state/jurisdiction that entitles the capco to receive (or, earn) tax credits from the state/jurisdiction upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the capcos to maintain their state or jurisdiction-issued certifications, the capcos must make targeted investments in accordance with these requirements, which requirements are consistent with Newtek’s overall business strategy. Each capco statute provides specific rules and regulations under which the capcos must operate. For example, the State of Louisiana program precludes the capco from making controlling and majority-owned investments. Accordingly, investments made by the Louisiana capco are considered portfolio companies and are majority-owned operated and controlled by their boards of directors and management. These portfolio companies operate independently of Newtek although Newtek participates on the board of directors of these companies (but in all cases we do not control a majority of the board of director positions unless there is a default under the terms of the investment) and makes available to them technology, services and products to sell.

Each capco also has separate, contractual arrangements with the insurance company investors obligating the capco to pay interest on the aforementioned debt instruments. The capco may satisfy this interest obligation by delivering the tax credits or paying cash. The insurance company investors have the legal right to receive and use the tax credits and would, in turn, use these tax credits to reduce their respective state tax liabilities in an amount usually equal to 100% (110% in some cases in Louisiana) of their investments in the capcos. The tax credits generally can be utilized over a four to ten-year period and in some instances are transferable and can be carried forward. Newtek’s revenue from tax credits may be used solely for the purpose of satisfying the capcos’ obligations to the insurance company investors.

A description is set forth above of the manner in which Newtek and its capcos account for the tax credit income. See “Critical Accounting Policies – Revenue Recognition.”

The table below presents the net cash positions and thus their respective ability to make investments in qualified businesses of each of our capcos at organization, consisting of initial cash receipts from insurance companies (certified capital), plus other cash proceeds, consisting of initial seed money provided by us:. $5.9 million (through December 2005) and premiums of $18.8 million paid by investing insurance companies in excess of the face amount of the capco notes to adjust the instruments to the then current market values, plus amounts financed for the payment of insurance premiums less payments for capco insurance policies.

The result as shown on the following chart, in the column “Net Cash Available to Invest,” demonstrates, that in all cases except four, the amount of cash available for investment by the capcos exceeded by minimal amounts the minimum 50% investment benchmarks. The final column demonstrates the aggregate of investments by each of the capcos and indicates the amount of minimum investment remaining to be made as of December 31, 2005. At that date 13 of the 15 operational capcos (or 14 of the 16 managed capcos) had exceeded the 50% minimum investment requirement. The 16th capco, Expo LLC, which is managed and not owned, also has exceeded the 50% minimum investment requirement. The other capcos had a total of approximately $5.9 million of remaining minimum investment yet to be satisfied in order to eliminate decertification and tax credit loss risk.

CASH AVAILABLE TO EACH CAPCO AT ORGANIZATION AND

REMAINING MINIMUM REQUIRED INVESTMENT

(In thousands)

Capco Name & Year of Organization	Certified Capital	Other Cash Proceeds (1)	Other Capco Debt	Premium Coverage A	Premium Coverage B	Net Cash Available to Invest	50% Minimum Investment	Minimum Remaining at 12/31/05
1998
WA (2)	$2,674	$500	—	$1,648	$158	$1,368	$1,337	None
1999
WP (2)	37,384	2,447	—	23,128	3,999	12,704	18,692	None
WLA (2)(3)	16,400	2,051	2,000	9,176	2,194	9,081	8,200	None
WI (2)	16,667	1,479	2,000	9,086	2,353	8,707	8,334	None
2000
WNY II (2)	6,808	1,380	1,500	5,020	505	4,163	3,404	None
WA (2)	1,136	115	—	661	160	430	568	(4)
WLPII (2)(3)	3,050	1,248	300	2,457	320	1,821	1,525	None
WNY III (2)	35,160	9,893	5,200	29,053	4,137	17,063	17,580	None
2002
WCOL (2)	22,058	1,237	2,000	11,654	3,605	10,036	11,029	None
WLPIII (2)	8,000	—	1,000	2,860	1,089	5,051	4,000	None
2003
WLP IV	6,800	95	1,000	2,534	1,093	4,268	3,400	None
2004
WALA (2)	11,111	878	3,000	5,150	1,831	8,008	5,556	None
WDC	13,106	566	2,500	6,417	1,757	7,998	6,553	None
WNYIV	5,218	594	—	2,318	773	2,721	2,609	1,559
2005
WTX I	23,413	1,213	3,000	8,949	2,936	15,741	11,707	None
WNYV	8,692	997	—	3,930	1,150	4,609	4,346	4,346

(1)	We have invested a minimum of $500,000 in cash in ten of thirteen operational capcos; in the four capco and capco funds in Louisiana we invested $260,000 because the second, third and fourth capcos (investment pools) have been structured as permitted by the unique provisions of that state’s statute be able to utilize the capital of the first Louisiana capco to meet the initial capital requirements. “Other Cash Proceeds” consist of this initial funding by us of $5,900,000, out of cash on hand, plus in some cases a market rate adjustment paid in cash by the certified investors to conform the imputed return on the capco notes to then current market rates.

(2)	At December 31, 2005 these twelve capcos have met their minimum investment benchmark of 50% of Certified Capital and, therefore, all related tax credits are beyond recapture or forfeiture. In all cases, the minimum investment benchmarks were met 12 months or more in advance of the statutory minimum investment benchmark dates.

(3)	Tax credits allocated in these two Louisiana programs were calculated at 110% of certified capital. The numbers presented, however, are the amounts of the capital (cash) actually received by the capco at funding.

(4)	Same capco as listed for 1998.

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

The total amount of tax credits allocated to each of the aforementioned capcos, the required investment percentages, recapture percentages and related earned income percentages, and pertinent dates are summarized as follows:

The First to Occur
State/Jurisdiction Capco or Fund	Total Tax Credits Allocated (in Thousands)	Investment Benchmark	Investment Benchmark Date	Decertification Recapture Thresholds	Recapture Percentage	Earned Income Percentage
FLORIDA	$37,384	20%	12/31/00	Prior to 20%	100%	0%
Wilshire		30%	12/31/01	After 20 before 30%	70%	30%
Partners (WP)		40%	12/31/02	After 30 before 40%	60%	40%
		50%	12/31/03	After 40 before 50%	50%	50%
				After 50%	0%	100%
NEW YORK	$35,160			Prior to 25%	100%	0%
Wilshire		25%	12/21/02	After 25 before 40%	85%	15%
N.Y. Partners III		40%	12/21/03	After 40 before 50%	70%	30%
(WNY III)		50%	12/21/04	After 50%	0%	100%
TEXAS	$23,413			Prior to 30%	100%	0%
Wilshire Texas		30%	6/14/08	After 30% before 50%	100%	0%
Partners (WT1)		50%	6/14/10	After 50%	0%	100%
COLORADO	$16,175			Prior to 30%	100%	0%
Statewide Pool		30%	4/15/05	After 30 before 50%	80%	20%
Wilshire		50%	4/15/07	After 50%	0%	100%
Colorado Partners (WC)
				Prior to 30%	100%	0%
COLORADO	$5,882	30%	4/15/05	After 30 before 50%	80%	20%
Rural Pool		50%	4/15/07	After 50%	0%	100%
Wilshire Colorado
Partners (WC)
LOUISIANA	$18,040			Prior to 30%	100%	0%
Wilshire LA		30%	10/14/02	After 30 before 50%	70%	30%
Advisers(WLA)		50%	10/14/04	After 50%	0%	100%
WISCONSIN	$16,667			Prior to 30%	100%	0%
Wilshire		30%	10/25/02	After 30 before 50%	70%	30%
Investors (WI)		50%	10/25/04	After 50%	0%	100%
DISTRICT OF	$13,106			Prior to 20%	100%	0%
COLUMBIA		20%	5/12/07	After 20 before 40%	100%	0%
Wilshire DC		40%	11/12/08	After 40 before 50%	100%	0%
Partners		50%	11/12/09	After 50%	0%	100%
(WDC)
ALABAMA	$11,111			Prior to 35%	100%	0%
Wilshire		35%	01/09/07	After 35 before 50%	87.5%	12.5%
Alabama Partners		50%	01/09/09	After 50%	0%	100%
(WAP)
NEW YORK
Wilshire N.Y.	$8,692			Prior to 25%	100%	0%
Partners V		25%	11/14/07	After 25% before 40%	85%	15%
(WNY5)		40%	11/14/08	After 40 before 50%	70%	30%
		50%	11/14/09	After 50%	0%	100%
LOUISIANA	$8,000			Prior to 30%	100%	0%
Wilshire		30%	10/15/05	After 30 before 50%	87.5%	12.5%
LA Partners III		50%	10/15/07	After 50%	0%	100%
(WLPIII)
LOUISIANA	$6,800			Prior to 30%	100%	0%
Wilshire		30%	10/16/06	After 30 before 50%	87.5%	12.5%
LA Partners IV		50%	10/16/08	After 50%	0%	100%
(WLP IV)
NEW YORK	$6,808			Prior to 25%	100%	0%
Wilshire		25%	4/7/02	After 25 before 40%	85%	15%
N.Y. Advisers II		40%	4/7/03	After 40 before 50%	70%	30%
(WNY II)		50%	4/7/04	After 50%	0%	100%
NEW YORK	$5,218			Prior to 25%	100%	0%
Wilshire N.Y.		25%	12/06/06	After 25 before 40%	85%	15%
Partners IV		40%	12/06/07	After 40 before 50%	70%	30%
(WNYIV)		50%	12/06/08	After 50%	0%	100%
NEW YORK	$3,810			Prior to 25%	100%	0%
Wilshire		25%	6/22/00	After 25 before 40%	85%	15%
Advisers(WA)		40%	6/22/01	After 40 before 50%	70%	30%
		50%	6/22/02	After 50%	0%	100%
LOUISIANA	$3,355			Prior to 30%	100%	0%
Wilshire		30%	10/13/03	After 30 before 50%	87.5%	12.5%
LA Partners II		50%	10/13/05	After 50%	0%	100%
(WLP II)

During the years ended December 31, 2005, 2004 and 2003, the capcos satisfied certain investment benchmarks and the related recapture percentage requirements and accordingly, earned a portion of the tax credits. In addition, in 2005, 2004 and 2003 Newtek recognized income from the accretion of the discount attributable to tax credits earned in prior years. See Notes to the Consolidated Financial Statements.

During 2005, Newtek established and received certification for two new capcos, Wilshire Texas Partners I and Wilshire New York Partners V.

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

Actual results could differ from those estimates. Significant accounting policies are described in Note 1 to the consolidated financial statements, which are included in Item 15 in this Form 10-K filing. In many cases, the accounting treatment of a particular transaction is specifically indicated by Generally Accepted Accounting Principles.

Certain of our accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions. The following critical accounting policies are not intended to be a comprehensive list of all of our accounting policies or estimates.

Revenue Recognition. Income from tax credits: Following an application process, a state will notify a company that it has been certified as a capco. The state or jurisdiction then allocates an aggregate dollar amount of tax credits to the capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the capco. The capco is entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements. Newtek has capcos in seven states and the District of Columbia. Each statute requires that the capco invest a threshold percentage of “certified capital” (the funds provided by the insurance company investors) in businesses defined as qualified within the time frames specified. As the capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the capco program. Such a disqualification, or “decertification” as a capco results in a permanent recapture of all or a portion of the allocated tax credits. The proportion of the possible recapture is reduced over time as the capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks. As the capco progresses in its investments in Qualified Businesses and, accordingly, places an increasing proportion of the tax credits beyond recapture, it earns an amount equal to the non-recapturable tax credits and records such amount as income, with a corresponding asset called “credits in lieu of cash” in the balance sheet.

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

Web Hosting revenue: The Company’s revenues in this segment are primarily derived from monthly recurring services fees for the use of its web hosting and software support services. Customer set-up fees are billed upon service initiation and are recognized as revenue over the estimated customer relationship period of 2.5 years. Deferred revenues represent customer prepayments for upcoming web hosting and related services, and are generally received one month to three years in advance. Such revenues are recognized as services are rendered, provided that evidence of an arrangement exists, the price to the customer is fixed or determinable, no significant Company obligations remain and collection of the related receivable is reasonably assured.

Capco Debt Issuance. The capco notes require, as a condition precedent to the funding of the notes, that insurance be purchased to cover the risks associated with the operation of its capcos. This insurance has been purchased from American International Specialty Lines Insurance Company and National Union Fire Insurance Company of Pittsburgh, both subsidiaries of American International Group, Inc. (AIG), an international insurer. In order to comply with this condition precedent to the funding, the notes closing is structured as follows: (1) the certified investors wire their funds directly into an escrow account; (2) the escrow agent, pursuant to the requirements under the note and escrow agreement, automatically and simultaneously funds the purchase of the insurance contract from the proceeds received. Newtek’s capco is not entitled to the use and benefit of the net proceeds received until the escrow agent has completed the purchase of the insurance. AIG and its subsidiaries noted above are AA+ credit rated by Standard & Poor’s.

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

Investment Accounting and Valuation. The various interests that the capcos and Newtek acquire as a result of their investments are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on our voting interest in a company and FIN 46, and quarterly valuations are performed so as to keep our records current in reflecting the operations of all of its investments.

Companies in which we directly or indirectly owns more than 50% of the outstanding voting securities, those Newtek has effective control over, or are deemed as a variable interest entity that needs to be consolidated under the provisions of FIN 46 “Consolidation of Variable Interest Entities”, are generally accounted for under the consolidation method of accounting. Under this method, an investment’s results of operations are reflected within our Consolidated Statement of Income. All significant inter-company accounts and transactions are eliminated. The results of operations and cash flows of a consolidated entity are included through the latest interim period in which Newtek owned a greater than 50% direct or indirect voting interest, exercised control over the entity for the entire interim period or was otherwise designated as the primary beneficiary under FIN 46. Upon dilution of voting interest at or below 50%, or upon occurrence of a triggering event requiring reconsideration as to the primary beneficiary of a variable interest entity, under FIN 46, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

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

Companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting, for which quarterly valuations are performed. Under this method, our share of the earnings or losses of such companies is not included in the

Consolidated Statements of Income, but the investment is carried at historical cost. In addition, cost method impairment charges are recognized as necessary, in the Consolidated Statement of Income if circumstances suggest that this is an “other than temporary decline” in the value of the investment, particularly due to losses. Subsequent increases in value, if any, of the underlying companies are not reflected in our financial statements until realized in cash. We record as income amounts previously written off only when and if we receive cash in excess of its remaining investment balance.

On a quarterly basis, the investment committee of each capco meets to evaluate each of our investments. Newtek considers several factors in determining whether an impairment exists on the investment, such as the companies’ net book value, cash flow, revenue growth and net income. In addition, the investment committee looks at larger variables, such as the economy and the particular company’s industry, to determine if an other than temporary decline in value exists in each capco’s and Newtek’s investment.

Impairment of Goodwill. Management of the Company considers the following to be some examples of important indicators that may trigger an impairment review outside its annual goodwill impairment review under the provisions of FAS 142: (i) significant under-performance or loss of key contracts acquired in an acquisition relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the acquired assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in our stock price for a sustained period of time; and (vi) regulatory changes. In assessing the recoverability of our goodwill and intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The fair value of an asset could vary, depending upon the estimating method employed, as well as assumptions made. This may result in a possible impairment of the intangible assets and/or goodwill, or alternatively an acceleration in amortization expense. During the years ended December 31, 2005 and 2003, management determined that impairment of goodwill was triggered as a result of the annual impairment test and appropriately recorded a charge in the accompanying consolidated statement of income. For the year ended December 31, 2004, management determined that there was no impairment.

Allowance for SBA Loan Losses. The allowance for loan losses is established by management through provisions for loan losses charged against income. Amounts deemed to be uncollectible are charged against the allowance for loan losses and subsequent recoveries, if any, are credited to the allowance.

The amount of the allowance for loan losses is inherently subjective, as it requires making material estimates which may vary from actual results. Management’s ongoing estimates of the allowance for loan losses are particularly affected by the changing composition of the loan portfolio over the last few years. The loans acquired from CCC in December 2002, which are more seasoned than those originated by NSBF, comprise 33% of total loans held for investment as of December 31, 2005. Other portfolio characteristics, such as industry concentrations and loan collateral, which also impacts management’s estimates of the allowance for loan losses, have also changed since the acquisition. The changing nature of the portfolio and the limited past loss experience on the newly originated portfolio has resulted in management’s estimates of the allowance for loan losses being based more on subjective factors, as noted below, and less on empirically derived loss rates.

The adequacy of the allowance for loan losses is reviewed by management on a monthly basis at a minimum, and as adjustments become necessary, they are reflected in operations during the periods in which they become known. Considerations in this evaluation include past and current loss experience, risks inherent in the current portfolio and evaluation of real estate collateral as well as current economic conditions. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb estimated loan losses inherent in NSBF’s entire loan portfolio.

The allowance consists of specific and general components. The specific component relates to loans that are classified as either loss, doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

NSBF’s charge-off policy is based on a loan-by-loan review for which the estimated uncollectible portion of nonperforming loans is charged off against the corresponding loan receivable and the allowance for loan losses.

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

Servicing assets are carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Servicing assets are amortized in proportion to, and over the period of, the estimated future net servicing income on the underlying sold portion of the loans (guaranteed). In the event future prepayments are significant or impairments are incurred and future expected cash flows are inadequate to cover the unamortized servicing assets, additional amortization or impairment charges would be recognized.

In evaluating and measuring impairment of servicing assets, NSBF stratifies its servicing assets based on one or more of the predominant risk characteristics of the underlying loan pools. The fair value of servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that NSBF believes market participants would use for similar assets.

If NSBF determines that the impairment for a stratum is temporary, a valuation allowance is recognized through a charge to current earnings for the amount the amortized balance exceeds the current fair value. If the fair value of the stratum were to later increase, the valuation allowance may be reduced as a recovery. However, if NSBF determines that an impairment for a stratum is other-than temporary, the value of the servicing asset and any related valuation allowance is written-down.

As of December 31, 2005 and 2004, management’s impairment analysis indicated $179,000 and $0, respectively of an impairment.

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

New Accounting Pronouncements

In December 2003, the American Institute of Certified Public Accountants issued SOP No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 requires acquired impaired loans, for which it is probable that the investor will be unable to collect all contractually required payments receivable, to be recorded at the present value of amounts expected to be received, and prohibits carrying over or creating a valuation allowance in the initial accounting for these loans. SOP 03-3 also limits the yield that may be accreted to income. SOP 03-3 applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a business combination. SOP 03-3 was effective for loans acquired in fiscal years beginning after December 31, 2004. The adoption of SOP 03-3 in 2005 did not have a material effect on the Company’s results of operations or financial condition.

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

In April 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”. This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. It also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS 123R. SFAS 123R replaces SFAS 123 by eliminating the choice to account for employee stock options under APB 25 and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant. Currently under APB 25 the value of restricted stock awards is expensed by the Company over the restriction period and, no compensation expense is recognized for stock option grants as all such grants have an exercise price not less than fair market value on the date of grant.

The Company will adopt the provisions of SFAS 123R effective January 1, 2006 using the modified prospective method which will result in an incremental expense upon adoption. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as currently required, thereby potentially reducing net operating cash flows and increasing net financing cash flows in periods after adoption. Such amounts cannot be estimated for future periods with certainty because they depend largely on when employee will exercise the stock options and the market price of the Company’s stock at the time of exercise.

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

Because the SBA lender borrows money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. The Company has outstanding bank notes payable of approximately $21,287,000 at December 31, 2005. Interest rates on such notes are variable at prime plus 0.5%. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have the effect of a net increase (decrease) in assets by less than 1% for 2005. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could effect a net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

Additionally, we do not have significant exposure to changing interest rates on invested cash, certificates of deposits, U.S. Treasury notes and marketable securities which was approximately $62,806,000 and $50,922,000 at December 31, 2005 and 2004, respectively. Newtek invests cash mainly in money market accounts and other investment-grade securities and does not purchase or hold derivative financial instruments for trading purposes.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are included as separate sections of this Form 10-K. See Item 15.

Report of the Audit Committee

The Board of Directors, through its Audit Committee, and in accordance with its written Charter, reviews the audit function, internal controls and financial statements of the Company. The Committee consists solely of directors who are not Company employees and are considered “independent” under applicable rules of the Securities and Exchange Commission and the Nasdaq Stock Market. In 2005, the Audit Committee convened 7 times to discuss with management and the independent auditors their respective accounting, auditing and financial reporting responsibilities with respect to the fiscal year 2004 or 2005.

In connection with the December 31, 2005 financial statements of the Company, the Committee: (1) reviewed and discussed the audited and interim unaudited financial statements with management; (2) discussed with the auditors the matters required by Statement on Auditing Standards No. 61 and the independence of the auditors ; and (3) received and discussed with the auditors the matters required by Independence Standards Board Statement No. 1. In discharging these oversight responsibilities as to the audit process, the Committee obtained from the independent registered public accountants a formal written statement describing all relationships between the auditor and the Company that might bear on the auditors independence and discussed with the auditors any relationships that may impact their objectivity and independence. Based upon these procedures and discussions with Company management, the Committee considered whether it was necessary to exclude PricewaterhouseCoopers LLP from performing any work for the Company separate and apart from auditing the Company’s financial statements. After a thorough analysis, the Committee concluded that at this time there was no conflict that would jeopardize auditor independence and that it is satisfied as to the auditors independence. The committee also discussed with management and the independent auditors the quality and adequacy of the Company’s internal controls. With respect to the financial statements for the fiscal year ended December 31, 2005 the Audit Committee determined that material weakness did in fact exist in the Company’s disclosure controls and participated in the development of appropriate responses thereto. See “Item 9A- Controls and Procedures” below.

The Committee, with and without management present, discussed and reviewed the results of the independent auditor’s examination of the financial statements. The Committee reviewed the audited financial statements of the Company as of and for the fiscal year ended December 31, 2005, with management and the independent registered public accountants. Based upon these reviews and the resulting discussions, the Committee recommended to the Board that the Company’s audited financial statements be included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, for filing with the Securities and Exchange Commission.

Date: May 1, 2006	Respectively submitted, Christopher G. Payan, Chairman David Beck Jeffrey M. Schottenstein

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As a result of the material weakness identified below, management has concluded that our disclosure controls and procedure were not effective as of December 31, 2005.

As defined under applicable SEC rules and forms instructions the term “disclosure controls and procedures” are designed to ensure that information required to be disclosed in the reports that an issuer files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include internal controls designed to ensure that information required to be disclosed is accumulated and communicated to the issuer management including the CEO and CFO to allow timely decisions regarding required disclosure. Disclosure controls include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported. A material weakness in disclosure controls would be a control deficiency or combination of control deficiencies that results in a more than remote likelihood that information required to be disclosed is not recorded, processed, summarized and reported within the time periods specified by the SEC.

As of December 31, 2005, we did not maintain effective controls over the financial reporting process and the preparation, review, presentation and disclosure of our consolidated financial statements which contributed to in our inability to file timely this Annual Report. Specifically, we did not maintain a sufficient complement of financial personnel with adequate training and experience in accounting and financial reporting commensurate with our financial reporting requirements. This control deficiency also likely resulted in audit adjustments to our accounts within our consolidated financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness. The determination by our management also noted that the weakness related to the non-timely manner in which the procedures were implemented and not to any weakness related to the accuracy of the financial reporting; no restatements of any previously reported results are called for.

In addition, management noted that the factors which caused the Company to fail to make the SEC filing in a timely manner also caused all but one of the Company’s capcos to be unable to provide their respective audited statements to appropriate state regulators in a timely manner, but that the corrective measures outlined below should address this deficiency as well.

Plan of remediation:

During the period covered by this Annual Report our company continued to experience significant growth in its business but the necessary growth in the accounting, finance and legal staff necessary to implement the Company’s disclosure controls and procedures did not occur. Further, the Company experienced turnover in the accounting, finance and legal functions during this time period.

Management has placed significant emphasis on the remediation of the material weakness listed above. Specifically, the Company has engaged accounting consultants to provide immediate assistance and has determined that a minimum of four additional staff positions will be filled in the accounting, finance and legal departments. In addition, we will supplement the training of the current personnel over the course of the upcoming two quarters. We believe that upon completion of these remedial actions, the material weakness disclosed above will be remediated which would ensure that material information is recorded, processed, summarized and reported by our management on a timely basis. However, notwithstanding the increased staff resources and professional development of our staff, we cannot be certain that the disclosures contained in the Quarterly Report for the period ended March 31, 2006 will be completed and the report filed with the SEC in a timely manner. We will continue to evaluate our disclosure controls and procedures as well as available staff resources and to implement, on a timely basis, changes to our disclosure controls and procedures that may be necessary to keep them effective in light of any changes in the nature of our business and the rapidly changing environment.

Changes in Disclosure Controls and Procedures:

There were no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth for each director, each current executive officer and certain other officers, such person’s name, age, the year such person first became a director and the number of shares and percentage of Common Shares beneficially owned.

NAME	ELECTED AGE(1)	DIRECTOR	BENEFICIALLY OWNED (2)		PERCENT OF CLASS
David C. Beck	63	2002	126,782		*
Michael J. Holden	54	—	150,000	(3)	*
Salvatore F. Mulia	58	2005	15,559	(7)	*
Christopher G. Payan	31	2003	37,309		*
Jeffrey G. Rubin	38	1999	4,589,699	(4)	13.54%
Michael A. Schwartz	45	2005	8,859		*
T. Alan Schmidt	46	—	30,572		*
Jeffrey M. Schottenstein	65	2001	281,363	(5)	*
Barry Sloane	46	1999	4,639,492	(6)	13.65%
Tim Uzzanti	33	—	208,399		*
All Executive Officers and Directors and a Group (10 persons)			10,081,034		29.65%

*	Less than 1 percent.

(1)	At March 31, 2006.

(2)	At March 31, 2006. For purposes of this table, accordance with Rule 13d-3 under the Exchange Act, a person is considered to “beneficially own” any Common Shares (a) over which he has or shares voting or investment power, or (b) as to which he has the right to acquire beneficial ownership at any time within 60 days of the Record Date. As used herein, “voting power” is the power to vote or direct the vote of shares, and “investment power” is the power to dispose or direct the disposition of shares. Includes options to purchase Common Shares which are exercisable within 60 days of the Record Date. See “— Directors’ Compensation – 2000 Stock Incentive and Deferred Compensation Plan.” Excludes 375,000 shares issuable pursuant to deferrals made by Messrs. Sloane and Rubin pursuant to the deferred compensation features of the 2000 Stock Incentive and Deferred Compensation Plan.

(3)	Represents options to purchase shares exercisable within 60 days.

(4)	Includes 123,325 shares owned by the J. Rubin Family Foundation as to which Mr. Rubin shares voting and investment control over such shares.

(5)	Includes 211,753 options to purchase shares exercisable within 60 days.

(6)	Includes 96,950 shares owned by the B. Sloane Family Foundation as to which Mr. Sloane shares voting and dispositive control over such shares.

(7)	Includes 7,000 shares held in an Individual Retirement Account.

Listed below is certain information about the principal occupations of each director and executive officer. Unless otherwise noted, all such persons have held these positions for at least five years.

David C. Beck Mr. Beck has been Managing Director of Copia Capital, LLC, a private equity investment firm since September 1998. Prior to joining Copia, Mr. Beck was CEO of Universal Savings Bank, Milwaukee and First Interstate Corporation of Wisconsin, a publicly traded company. Mr. Beck has since November 2002 served as Chairman of Universal Savings’ holding company, Universal Saving Banc Holdings, Inc. He is a certified public accountant and has served on a number of boards of both publicly held and private corporations.

Michael J. Holden became Chief Financial Officer of Newtek in June 2005. For the previous 5 years, Mr. Holden acted as a private investor and consultant to various small businesses. Previously he served in numerous financial staff capacities, including as Chief Financial Officer, for The Pep Boys – Manny, Moe and Jack a publicly traded company (NYSE:PBY).

Salvatore F. Mulia has been a financial advisor with the firm of RTM Financial Services, Westport, CT, with emphasis on leasing and lending advisory services since February 2003. From February 2001 to February 2003 Mr. Mulia was Executive Vice President of Pitney Bowes Capital Corp, Shelton, CT which firm was engaged in providing financial services to business customers.

Christopher G. Payan has served as Chief Executive Officer of Emerging Vision, Inc.(“EVI”), a publicly traded company, since June 2004. Prior to June 2004, and since July 2001, Mr. Payan served in various other executive offices for EVI, including Chief Operating Officer and Chief Financial Officer. From March 1995 through July 2001, Mr. Payan was employed by Arthur Andersen LLP, at the time, one of the world’s largest professional services firms, where he provided various audit, accounting, operational consulting and advisory services to various small and mid-sized private and public companies in various industries. Mr. Payan also serves on the board of directors of Hauppauge Digital, Inc. Mr. Payan is a certified public accountant and joined our board in 2003. Mr. Payan serves as the Chairman of the Company’s Audit Committee.

Jeffrey G. Rubin Mr. Rubin has been an executive officer of the Company and each of the Company-sponsored certified capital companies for over five years. Previous to participating in the founding of Newtek, Mr. Rubin founded in July 1994, financed and participated in the day-to-day management of Optical Dynamics Corporation, formally known as Fastcast Corporation, an early stage technology company. Mr. Rubin also served as an officer of that company and a member of the board of directors until December 1997. From January 1992 through January 1998, Mr. Rubin served as a private venture capitalist. During 2004 Mr. Rubin joined the board of trustees of BRT Realty Trust (NYSE: BRT).

T. Alan Schmidt has served as President and Chief Operating Officer of Universal Processing Services of Wisconsin, LLC d/b/a Newtek Merchant Solutions since January 2002. Prior to that he was founder and President of American Merchants Services, LLC in Waukesha, Wisconsin.

Jeffrey M. Schottenstein For the past 30 years, Mr. Schottenstein has specialized in the investment and restructuring of diverse companies. He has served as a director of Schottenstein Investment, a diversified investment holding company with $650 million in real estate assets, Vice President of real estate of Schottenstein Store’s Value City Stores Division (NYSE: VCD) and Chief

Executive Officer of Schottenstein Realty Company, which specializes in the investment and restructuring of real estate related companies. Mr. Schottenstein has been involved in the restructuring of numerous retail enterprises, including Weiboldts’ Department Stores, Chicago, IL, Strauss Auto Parts, New York, NY, Valley Fair Discount Stores, New Jersey, Steinbach Stores and others. Along with his investors, Mr. Schottenstein acquired Bell Supply Company, a retail oil and gas equipment supply company based in Kilgore, TX, and Omni Exploration Company.

Michael A. Schwartz is a Partner at the New York City law firm of Wolf Popper LLP. He has specialized in securities and antitrust class action litigation and shareholder derivative/corporate governance litigation. Mr. Schwartz joined Wolf Popper LLP in 1998 and became a partner in 2003.

Barry Sloane Mr. Sloane is the Chairman of the Board and Chief Executive Officer of the Company and has been an executive officer of each of the Company-sponsored capcos for more than five years. Previously, from September 1993 through July 1995, Mr. Sloane was a Managing Director of Smith Barney, Inc. While there, he directed the Commercial and Residential Real Estate Securitization Unit and, prior to that, he was national sales manager for institutional mortgage and asset backed securities sales. From April 1991 through September 1993, he was founder and President of Aegis Capital Markets, a consumer loan origination and securitization business which was eventually taken public with the name of “Aegis Consumer Funding.” From October 1988 through March 1991, Mr. Sloane was Senior Vice President of Donaldson, Lufkin and Jenrette, where he was responsible for directing sales of mortgage-backed securities. From August 1982 to September 1988 Mr. Sloane was a senior mortgage security sales person and trader for Bear Stearns, L.F. Rothschild, E.F. Hutton and Paine Webber.

Tim Uzzanti has been the President and Chief Executive Officer of CrystalTech Web Hosting, Inc. since he founded the company in 1991.

Meetings and Committees of the Board of Directors

The Board of Directors of the Company held 5 meetings during the year ended December 31, 2005. All directors attended at least 90 percent of the number of board and committee meetings for which he was eligible.

The Board of Directors’ Audit Committee consists of directors Payan as Chair, Beck and Schottenstein and operates pursuant to a written charter. The Audit Committee held 7 meetings with respect to the year ended December 31, 2005. The Audit Committee is authorized to examine and approve the audit report prepared by the independent auditors of the Company, to review and select the independent auditors to be engaged by the Company, to review the internal audit function and internal accounting controls, and to review and approve conflict of interest and audit policies. Each of the members of the Audit Committee is an “independent director” as defined in the listing requirements of the NASDAQ National Market.

Both Messrs. Beck and Payan, the immediate past and current Chair, as of February 25, 2005, of the Audit Committee have been determined by the Board of Directors to be financial experts and independent, under applicable rules of the Securities and Exchange Commission.

The Company’s Executive Committee consists of directors Rubin and Sloane and is authorized to take actions it deems necessary or appropriate between regular meetings of the Board. The Executive Committee held 4 meetings during the year ended December 31, 2005.

The Company’s Compensation Committee consists of directors Beck, as Chairman, Payan and Schwartz all of whom are “non-employee directors” within the meaning of the federal securities laws. The Compensation Committee evaluates the compensation and benefits of the directors, officers and employees, recommends changes, and monitors and evaluates employee performance. The Compensation Committee met two times during the year ended December 31, 2005.

The Company’s Corporate Governance and Nominating Committee consists of directors Schottenstein, as Chair, Mr. Schwartz and Mr. Beck, each of whom are independent directors. The Corporate Governance and Nominating Committee is generally responsible for identifying corporate governance issues, creating corporate governance policies and identifying and recommending potential candidates for election to the board and reviewing director compensation and performance. The Corporate Governance and Nominating Committee was created pursuant to the adoption by the board of written corporate governance guidelines and met one time during 2005.

Our Code of Ethics

We have adopted a code of ethics, referred to as our Code of Conduct, that applies to all directors and employees, including the principal executive, financial and accounting officers. A copy of the Code of Conduct will be made available upon request to executive offices of the Company and may be viewed on our web site (www.Newtekbusinessservices.com).

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on Forms 3 and 4 provided to Newtek by its directors and executive officers during 2005, the following individuals failed to file on a timely basis reports required pursuant to Section 16 of the Securities Act of 1933, as amended, for the times indicated if greater than one: Messrs. Beck, Mulia, Payan (2), Schwartz and Schottenstein (2). Most non-timely filings were due to automatic stock payments under the Company’s plan of independent director compensation which failed to result in timely notification to the individuals concerned. Based on the information provided to the Company by these directors, it now appears that all such required reports have since been filed.

Item 11.	EXECUTIVE COMPENSATION

The information set forth below describes the components of the total compensation of the Company’s Chief Executive Officer, its two other executive officers and certain other employees of Newtek or its subsidiaries for services rendered in all capacities during the years ended December 31, 2003, 2004 and 2005.

Summary Compensation Table

		Annual Compensation						Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)			Bonus ($)			Restricted Stock ($)		Securities Underlying Options/ SARs (#)	All Other Compensation (1) ($)
Barry Sloane, Chairman, CEO and Secretary	2005 2004 2003	$ $ $	350,000 302,501 286,668		$	— — 250,000 —	(2)		— — —	— — —	$ $ $	3,135 3,135 2,860
Jeffrey G. Rubin President and Director	2005 2004 2003	$ $ $	286,668 286,668 286,668		$ $	100,000 — 125,000 —	(2)		— — —	— — —	$ $ $	1,230 1,230 1,380
Michael J. Holden Treasurer and CFO	2005		$240,000	(4)		—			—	150,000		$4,154	(3)
T. Alan Schmidt, President, CEO, Universal Processing Services – Wisconsin, LLC	2005 2004 2003	$ $ $	121,250 84,000 81,662			— — —		$ $ $	45,512 94,963 19,529	50,000 — —		— — —
Tim Uzzanti, President and CEO, Crystaltech Web Hosting, Inc.	2005 2004	$ $	200,000 200,000	(4)		—			—	90,000		—

(1)	Represents the amount of premium paid by the Company on term life insurance for the named executive for the periods shown. None of the named individuals have any interest in the cash surrender value of the respective insurance policies, nor is there any understanding or agreement whereby the individuals are to be given any such interest.

(2)	Represents the value of stock awarded to and deferred by the executives shown.

(3)	Represents consulting fees paid prior to employment.

(4)	Annualized amounts

Director Compensation

The Board has adopted a plan for compensation of non-employee directors, for the years ending December 31, 2005, which gives effect to the time and effort required of each of them in the performance of their duties. The plan approved by the board provides annual compensation, paid quarterly in our Common Shares:

•	for participation on the board: $25,000;

•	for acting as chair of the compensation committee or the corporate governance and nominating committee: $15,000;

•	for acting as chair of the audit committee: $40,000; and

•	for acting as “lead” independent director: $15,000.

As a result of this plan, our independent directors each received Common Shares in the following amounts for 2005:

David Beck	$39,792
Salvatore F. Mulia(1)	$9,375
Michael A. Schwartz(1)	$9,375
Steven A. Shenfeld(2)	$25,000
Jeffrey M. Schottenstein	$40,000
Christopher G. Payan(3)	$58,889

(1)	Appointed August 2005.

(2)	Resigned August 2005

(3)	Received $23,556 in cash

Employment Agreements

The Company has entered into separate employment agreements with 2 of its Executive Officers:

•	Barry Sloane, as Chairman and Chief Executive Officer and
•	Jeffrey G. Rubin, as President.

Barry Sloane, as Chairman and Chief Executive Officer, is responsible for implementing the policies adopted by the Company’s Board of Directors. Jeffrey G. Rubin, as President is responsible for overseeing all of the Company’s operations.

Each employment agreement provides for:

•	a one year term at an annual base salary of $286,000 for Mr. Rubin and $350,000 for Mr. Sloane;

•	at least one annual salary review by the Board of Directors;

•	participation in any discretionary bonus plan established for senior executives;

•	retirement and medical plans, customary fringe benefits, vacation and sick leave; and

•	$2 million of split-dollar life insurance coverage.

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

The Company may terminate an employee’s employment for “just cause” as defined in the agreement, and upon the termination, no severance benefits are available. If the Company terminates an employee without just cause, or if the term of the agreement is not extended for an additional year, the employee will be paid an amount equal to six months’ compensation. If the employee voluntary terminates his employment for “good reason” as defined in the agreement, or the employee’s employment terminates during the term of the agreement due to death, disability, or retirement after age 62, the employee will be entitled to a continuation of his salary and benefits from the date of termination through the remaining term of the agreement. The employee is able to voluntarily terminate his agreement by providing 60 days’ written notice to the Board of Directors, in which case the employee is entitled to receive only his compensation, vested rights, and benefits up to the date of termination.

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

Each employment agreement also provides for a similar lump sum payment to be made in the event of the employee’s voluntary termination of employment within 30 days of a change in control, or within 90 days thereafter, of certain specified events following any change in control, whether approval by the Board of Directors or otherwise which have not been consented to in writing by the employee including:

•	requiring the employee to move his personal residence or perform his principal executive functions more than 50 miles from the employee’s primary office;

•	failing to maintain existing employee benefit plans, including material vacation, fringe benefits, and retirement plans;

•	assigning duties and responsibilities to the employee which are other than those normally associated with his position;

•	materially diminishing the employee’s authority and responsibility; and

•	failing to elect or re-elect the employee to the Company’s Board of Directors.

Cash Bonus Plan

Newtek has established the Newtek Business Services, Inc. Cash Bonus Plan for the purpose of providing its employees with incentive compensation in the form of cash bonuses. All full-time employees are eligible to receive cash bonuses under the plan. If an employee’s employment is terminated for “cause” as defined in the plan, then the employee shall be ineligible to receive a bonus, and an employee whose employment otherwise terminates shall be eligible for a bonus that fiscal year, prorated to the number of days the employee was employed by the Company during its fiscal year. The Compensation Committee administers the plan. Bonuses are paid at the discretion of the Compensation Committee or the full Board of Directors. The aggregate amount of bonuses payable for any fiscal year are established by the Board of Directors and are based in part on the Company’s pre-tax net profit for that fiscal year.

Report Of The Compensation Committee On Executive Compensation

The mission of the Compensation Committee (the “Committee”) is to assure that the Company’s compensation program for our executives is effective in attracting and retaining executives, that it links pay to performance, that it is reasonable in light of economic position of the company and the relevant practices of other, similar companies, and that it is administered fairly and in the shareholders’ interests. The Committee acts on behalf of the Board of Directors in setting executive compensation policy and administering Board approved plans with respect to the compensation of our three top executives.

The goals of the Committee are to assist in attracting and retaining highly qualified management, motivating executives to achieve performance goals, rewarding management for outstanding performance and ensuring that the financial interests of management and shareholders are aligned.

Overview. The Company’s compensation program for executive officers is designed to attract, retain, and motivate superior executive talent and to align a significant portion of each officer’s total compensation with the performance of the Company and the interests of its shareholders.

We have implemented a competitive total compensation program for executive officers composed of the following elements discussed below: base salary, annual bonus, and long-term incentive compensation. Since its implementation in 2002, based on the Committee’s review of the Company’s performance and market condition, there has been little need for change in the basic features.

Base Salary. Executive base salaries continue to reflect our operating philosophy, culture and business direction with each salary determined subjectively by the skills, experience and performance level of the individual executive, and the needs and resources of the Company. Base salaries are targeted to market levels based on reviews of published salary surveys and peer company compensation. The Committee also continues to believe that the Company’s most direct competitors for executive talent are not necessarily restricted to those companies that are included in the industry index used to compare shareholder returns, but encompass a broader group of companies engaged in the recruitment and retention of executive talent in competition with the Company.

Annual Bonus. Annual bonuses may be earned by executive officers under the Company’s cash bonus plan. Payments under the plan are based on the company’s overall performance. Annual bonus targets for the Chief Executive Officer are determined by the Committee and none were awarded with respect to 2005. The Chief Executive Officer recommends annual bonus targets and goals for other participants. The goals incorporate the achievement of business plans and performance relative to other high performing companies of a similar size. The mix and weighting of the goals vary and are subjectively determined. The level of achievement of the goals determines the level of bonus.

Compensation of the Chief Executive Officer. The Committee and Board determined the compensation for Barry Sloane, Chairman and Chief Executive Officer for 2005. Recognizing the Chief Executive Officer’s leadership in building a highly talented management team and in driving the company forward with superior operational and financial performance as well as shareholder returns, Mr. Sloane’s salary was maintained at $350,000 for 2006 – less than the competitive labor market median, but reflective of the company’s current cash position. Mr. Sloane’s compensation has remained unchanged since 2004.

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

David C. Beck, Chairman Michael A. Schwartz Christopher G. Payan

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

None of the members of the Compensation Committee was an officer or employee, or former officer or employee, of Newtek or any of its subsidiaries during 2005.

Performance Graph

The following chart and graph, which were prepared by management, compare the cumulative total return on our Common Shares over a measurement period beginning December 31, 2000 with (i) the cumulative total return on the securities included in the Russell 3000 Index and (ii) the cumulative total return on the stock of a company we have determined provides a peer comparison, CBIZ, Inc. All of these cumulative returns are computed assuming the quarterly reinvestment of dividends paid during the applicable time period.

Index	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05
Newtek Business Services, Inc.	$100	$99.36	$140.71	$222.44	$137.82	$61.76
Russell 3000 Index	$100	$87.38	$67.45	$86.82	$95.57	$108.16
CBIZ, Inc.	$100	$205.36	$236.61	$399.11	$389.29	$535.11

We have used Century Business Services, Inc. as a peer comparison due to the fact that it is approximately the same in market capitalization and provides a variety of services to small and medium-sized businesses. However, as we are the only publicly traded company with a material portion of our business in the operation of certified capital companies, it may not be possible to make a direct comparison of us to any other company.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth at May 2, 2006 the beneficial ownership of Common Shares by each person who is known by the Company to own more than 5% of the outstanding Common Shares. This information is based on filings with the SEC or information furnished to the Company by such persons.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Jeffrey G. Rubin	4,589,699	13.54%
Barry Sloane	4,639,492	13.47%

(1)	Unless otherwise stated, the address of each person listed is c/o Newtek Business Services, Inc., 462 Seventh Avenue, 14th Floor, New York, New York 10018.

(2)	At May 2, 2006. For purposes of this table and the table under “Security Ownership of Certain Beneficial Owners,” in accordance with Rule 13d-3 under the Exchange Act, a person is considered to “beneficially own” any shares of Common Stock (a) over which he has or shares voting or investment power, or (b) as to which he has the right to acquire beneficial ownership at any time within 60 days of the Record Date. As used herein, “voting power” is the power to vote or direct the vote of shares, and “investment power” is the power to dispose or direct the disposition of shares.

Equity Compensation Plans

The following table provides information as of May 2, 2006 with respect to the shares of our Common Shares that may be issued under our equity compensation plans.

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders (1)	2,245,844	$3.23	(2)	3,004,156
Equity Compensation Plans Not Approved by Shareholders	0	0		0

Total	2,245,844	$3.23		3,004,156

(1)	Consists of 4,250,000 Common Shares under the Company’s 2000 Stock Incentive and Deferred Compensation Plan and 1,000,000 Common Shares under the Company’s 2003 Stock Incentive Plan.

(2)	Excludes 178,509 restricted stock rights which have a zero exercise price.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended December 31, 2005, 2004 and 2003, the Company obtained financial consulting services from the firm of Janover Rubinroit, in the amounts of approximately $138,000, $155,000 and $211,000, respectively. Two partners of Janover Rubinroit, Michael Goodman and Mark Goodman, are related to Brian A. Wasserman, former CFO and a director who resigned on June 10, 2005, as father-in-law and brother-in-law, respectively, and they collectively hold approximately 49 percent of the ownership of Janover Rubinroit.

During part of 2005, the year 2004 and part of 2003 the Company leased 4 cubicles of office space in New York City from a company controlled by Mr. Robert Cohen, the father-in-law of Jeffrey G. Rubin, the President and a director of the Company. The aggregate cost of the rental was approximately $17,000, $28,800 and $10,800 for 2005, 2004 and 2003 respectively.

CrystalTech Hosting, Inc pays Mr. Uzzanti, its CEO, rent for its principal office location in Phoenix, Arizona. The aggregate cost of the rental was approximately $210,000 in 2005 and $74,000 in 2004. In addition, Mr. Uzzanti owns and controls a software development company which leases 200 square feet of space from CrystalTech and which provides software services to CrystalTech. The space is rented at $24,000 per year which amount is paid by Smarter Tools through the provision of certain technological services to CrystalTech. In addition, Smarter Tools provided services above the $24,000 annual rent. Total payments to Smarter Tools in 2005 and 2004 were $80,000 and $16,000.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PricewaterhouseCoopers LLP served as the Company’s independent auditors for the year ended December 31, 2005. Fees for professional services rendered to the Company by PricewaterhouseCoopers LLP during the fiscal years ended December 31, 2005 and December 31, 2004 were as follows:

	2005	2004
	(thousands)	(thousands)
Audit Fees	$2,307	$1,029
Audit Related Fees	$10	$104
Tax Fees	$0	$0
All Other Fees	$1	$1

Total Fees	$2,318	$1,134

Audit Fees: The audit fees for the fiscal years ended December 31, 2005 and December 31, 2004 were for professional services rendered in connection with the audit of the Company’s annual financial statements, assistance with review of documents filed with the SEC, consents and other services required to be performed by out independent auditors.

Audit-Related Fees: The audit-related fees were for assurance and related services associated with the audit in connection with an acquisition.

All Other Fees: Fees billed to the Company by PricewaterhouseCoopers LLP during the fiscal years ended December 31, 2005 and December 31, 2004 for non-audit services and assurance and related services for attestations not required by law.

In accordance with the Audit Committee Charter, all of the foregoing audit and non-audit fees paid to and the related services provided by PricewaterhouseCoopers LLP were pre-approved by the Audit Committee.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

		Page
(a)	Financial Statements and Exhibits

	Consolidated Financial Statements and Independent Auditor’s Report

	Exhibits: List of Exhibits submitted with this Annual Report on Form 10-K as filed with the Securities and Exchange Commission and those incorporated by reference to other filings are listed on the Exhibit Index	76

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit 3.1	Certificate of Incorporation of Newtek Business Services, Inc., as revised and restated through November 21, 2005.

Exhibit 21	List of Subsidiaries

Exhibit 10.1	Employment Agreement with Jeffrey G. Rubin, June 30, 2005.

Exhibit 10.2	Employment Agreement with Barry Sloane, June 30, 2005.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: May 9, 2006	By:	/s/ BARRY SLOANE
Barry Sloane
(Chairman and Chief Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY SLOANE Barry Sloane	Chairman of the Board, Chief Executive Officer and Secretary	May 9, 2006

/s/ JEFFREY G. RUBIN Jeffrey G. Rubin	President and Director	May 9, 2006

/s/ MICHAEL J. HOLDEN Michael J. Holden	Treasurer, Chief Financial Officer, Chief Accounting Officer	May 9, 2006

/s/ DAVID C. BECK David C. Beck	Director	May 9, 2006

/s/ CHRISTOPHER G. PAYAN Christopher G. Payan	Director	May 9, 2006

/s/ SALVATORE MULIA Salvatore Mulia	Director	May 9, 2006

/s/ JEFFREY M. SCHOTTENSTEIN Jeffrey M. Schottenstein	Director	May 9, 2006

/s/ MICHAEL A. SCHWARTZ Michael A. Schwartz	Director	May 9, 2006

EXHIBITS INDEX

Number	Description
2.1	Asset Purchase Agreement, dated April 28, 2004, between Newtek Business Services, Inc., and CrystalTech Web Hosting, Inc. (including a listing of omitted schedules). (Incorporated by reference to Exhibit 2.1 to Newtek’s Report on Form 8-K dated April 30, 2004.)

2.2	Fourth Amendment to the Amended and Restated Master Loan and Security Agreement, dated December 31, 2002 between Newtek Small Business Finance, Inc. and DB Structured Products, Inc., dated June 29, 2005 (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 8-K, dated June 29, 2005.)

2.3	Credit Agreement between Newtek Business Services, Inc., Newtek Small Business Finance, Inc., Small Business Lending, Inc., CCC Real Estate Holding Co., LLC and General Electric Capital Corporation, dated August 31, 2005. (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 8-K, filed September 6, 2005.)

2.4	First Amendment and Waiver to Credit Agreement, dated February 28, 2006, to the Credit Agreement dated August 31, 2005, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation. (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K, filed March 2, 2006.)

2.5	Guaranty between Newtek Business Services, Inc. Small Business Lending, Inc., CCC Real Estate Holding Co., LLC and General Electric Capital Corporation, dated August 31, 2005. (Incorporated by reference to Exhibit 10.2 to Newtek’s Report on Form 8-K, filed September 6, 2005.)

3.1	Certificate of Incorporation of Newtek Business Services, Inc., as revised and restated through November 21, 2005.

3.2	Bylaws of Newtek Business Services, Inc. (Incorporated by reference to Exhibit No. 3.2 to Registration Statement No. 333-115615.)

10.1	Employment Agreement with Barry Sloane, June 30, 2005.

10.2	Employment Agreement with Jeffrey G. Rubin, June 30, 2005.

17.1	Letter of resignation as director and officer from Brian A. Wasserman, dated June 10, 2005. (Incorporated by reference to Exhibit 17.1 to Newtek’s Report on Form 8-K, filed June 13, 2005.)

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

I NDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Newtek Business Services, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Newtek Business Services, Inc. and its Subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

May 4, 2006

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(In Thousands)

	2005	2004	2003
Revenue:
Income from tax credits	$36,669	$33,565	$44,933
Electronic payment processing	31,128	18,131	6,297
Web hosting	10,627	4,428	—
Interest income	4,844	3,834	4,059
Premium income	4,409	4,533	1,284
Servicing fee	1,950	1,717	1,418
Insurance commissions	1,203	560	—
Other income	5,969	3,412	2,502

Total revenue	96,799	70,180	60,493

Expenses:
Electronic payment processing costs	22,928	12,842	4,513
Consulting, payroll and benefits	16,236	10,843	8,407
Interest	16,027	14,039	13,879
Professional fees	7,876	5,183	4,500
Depreciation and amortization	4,549	2,459	504
Insurance	3,144	2,818	2,469
Provision for loan losses	2,258	205	473
Goodwill impairment	878	—	1,435
Other than temporary decline in value of investments	395	—	1,996
Other	8,719	5,599	4,247

Total expenses	83,010	53,988	42,423

Income before minority interest, provision for income taxes and extraordinary items	13,789	16,192	18,070
Minority interest	730	890	(1,598)

Income before provision for income taxes and extraordinary items	14,519	17,082	16,472
Provision for income taxes	(6,792)	(6,467)	(7,090)

Income before extraordinary items	7,727	10,615	9,382
Extraordinary gain on acquisition of a business	—	—	187

Net income	$7,727	$10,615	$9,569

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(In Thousands except for Per Share Data)

	2005	2004	2003
Weighted average common shares outstanding
Basic	34,241	30,068	25,777
Diluted	34,280	30,379	26,177
Income per share after extraordinary gain
Basic	$.23	$.35	$.37
Diluted	$.23	$.35	$.37
Income per share before extraordinary gain
Basic	$.23	$.35	$.36
Diluted	$.23	$.35	$.36

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(In Thousands, except for Per Share Data)

	2005	2004
ASSETS
Cash and cash equivalents	$23,940	$29,540
Restricted cash	20,067	23,689
Certificates of Deposit	4,000	—
U.S. Treasury Notes	4,449	—
Marketable securities	10,350	—
Credits in lieu of cash	109,475	88,883
SBA loans receivable (net of reserve for loan losses of $2,304 and $1,621, respectively)	32,028	34,186
Accounts receivable (net of allowance of $50 and $72, respectively)	2,109	1,561
Receivable from bank	—	1,800
SBA loans held for sale	1,155	2,262
Accrued interest receivable	416	375
Investments in qualified businesses – cost method investments	150	300
Investments in qualified businesses – held to maturity debt investments	3,596	2,909
Structured insurance product	3,377	3,216
Prepaid insurance	16,946	15,505
Prepaid expenses and other assets (net of accumulated amortization of deferred financing costs of $805 and $287, respectively)	7,036	3,953
Servicing asset (net of accumulated amortization and allowances of $952 and $487, respectively)	3,197	2,085
Fixed assets (net of accumulated depreciation and amortization of $2,302 and $1,026, respectively)	6,587	1,959
Customer accounts (net of accumulated amortization of $3,020 and $1,227, respectively)	5,818	4,394
Intangible assets (net of accumulated amortization of $437 and $117, respectively)	879	631
Goodwill	9,438	11,150

Total assets	$265,013	$228,398

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$10,313	$9,726
Notes payable – certified investors	3,947	3,926
Notes payable – insurance	9,250	7,877
Notes payable – other	9,880	520
Bank notes payable	21,287	27,988
Deferred revenue	1,459	1,160
Notes payable in credits in lieu of cash	92,048	76,259
Mandatorily redeemable preferred stock	—	1,500
Deferred tax liability	24,271	16,626

Total liabilities	172,455	145,582

Minority interest	5,033	5,721

Commitments and contingencies
Shareholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, issued and outstanding 34,809 and 33,873 not including 583 shares held in escrow)	696	677
Additional paid-in capital	53,737	52,858
Unearned compensation	(492)	(2,297)
Retained earnings	33,584	25,857

Total shareholders’ equity	87,525	77,095

Total liabilities and shareholders’ equity	$265,013	$228,398

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In Thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Unearned Compensation	Retained Earnings	Total
Balance at December 31, 2002	25,341	$507	$20,993	$—	$5,673	$27,173

Issuance of common stock	648	13	2,672	—	—	2,685
Exercise of stock options	220	4	817	—	—	821
Deferred compensation relating to restricted stock and restricted stock unit issuances	—	—	2,106	(2,106)	—	—
Net income	—	—	—	—	9,569	9,569

Balance at December 31, 2003	26,209	524	26,588	(2,106)	15,242	40,248
Issuance of common stock and warrants	681	14	2,711	—	—	2,725
Issuance of common stock-secondary offering	6,450	129	20,633	—	—	20,762
Issuance of common stock-acquisition of CrystalTech	69	1	249	—	—	250
Exercise of stock options	179	3	627	—	—	630
Deferred compensation relating to restricted stock and restricted stock unit issuances, net of amortization	285	6	2,050	(191)	—	1,865
Net income	—	—	—	—	10,615	10,615

Balance at December 31, 2004	33,873	677	52,858	(2,297)	25,857	77,095
Issuance of common stock	701	14	1,577	—	—	1,591
Deferred compensation relating to restricted stock and restricted stock unit issuances, net of amortization	235	5	455	652	—	1,112
Cancellation of restricted stock units			(1,153)	1,153		—
Net income					7,727	7,727

Balance at December 31, 2005	34,809	$696	$53,737	$(492)	$33,584	$87,525

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(In Thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$7,727	$10,615	$9,569
Adjustments to reconcile net income to net cash used in operating activities:
Other than temporary decline in value of investments	395	—	1,646
Amortization of deferred loan origination fees, net	(191)	—	—
Extraordinary gains	—	—	(187)
Impairment of servicing asset	179	—	—
Income from tax credits	(36,669)	(33,565)	(44,933)
Deferred income taxes	6,792	6,467	7,090
Depreciation and amortization	4,549	2,459	504
Provision for loan losses	2,258	205	473
Capitalization of servicing assets	(1,757)	(1,793)	(779)
Goodwill impairment	878	—	1,435
Accretion of interest income	(175)	(176)	(176)
Accretion of interest expense	12,646	11,656	11,597
Non cash compensation	1,453	1,344	570
Minority interest	(730)	(890)	1,598
Equity in earnings of investee	(921)	—	—
Gain on sale of loans held for investment	(305)	(884)	—
Changes in assets and liabilities, net of the effect of business acquisitions:
Loans receivable held for sale:
SBA loans originated for sale	(43,881)	(36,843)	(18,685)
Proceeds from sale of SBA loans held for sale	44,988	38,200	15,065
Prepaid insurance	(175)	(1,693)	1,774
Prepaid expenses, accounts receivable, accrued interest receivable from bank and other assets	(1,426)	(2,071)	(578)
Accounts payable and accrued expenses and deferred revenues	(1,475)	1,389	776

Net cash used in operating activities	(5,840)	(5,580)	(13,241)

Cash flows from investing activities:
Investments in qualified businesses	(1,538)	(6,668)	(1,200)
Return of investments in qualified businesses	620	5,179	2,808
Purchase of fixed assets	(3,834)	(1,593)	(324)
Cash paid for acquisitions, net of cash received	—	(9,836)	(1,708)
SBA loans originated for investment	(14,124)	(14,547)	(6,000)
Payments received on SBA loans	5,770	8,505	9,324
Proceeds from sale of SBA loans held for investment	8,827	24,111	—
Change in restricted cash	5,477	(9,888)	6,312
Purchase of customer merchant accounts	(1,148)	—	—
Purchase of marketable securities and U.S. treasury notes	(15,073)	—	—
Purchases of certificates of deposits	(4,000)	—	—
Proceeds from sale of U.S. treasury notes	275	—	—
Contingent consideration for acquisition	(750)	—	—
Return of investment	820	—	—
Acquisition of minority interest resulting in goodwill	(100)	—	—
Other	62	(27)	(5)

Net cash (used in) provided by investing activities	(18,716)	(4,764)	9,207

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(In Thousands)

	2005	2004	2003
Cash flows from financing activities:
Proceeds from issuance of notes payable to certified investors	32,149	29,480	6,658
Cash paid for Coverage A (Syndication of Notes)	(9,893)	(8,248)	(2,534)
Principal payments of note payable-insurance	(2,776)	(2,301)	(2,255)
Repayments of note payable – bank and other	(535)	(480)	(866)
Proceeds from note payable and other	8,024	—	—
Proceeds from sale of preferred stock of subsidiary	—	—	2,000
Change in restricted cash-relating to NSBF financing	389	645	(1,034)
Redemption of mandatorily redeemable preferred stock	(1,500)	—	—
Debt issuance costs	(707)	—	—
Contributions from minority members	—	—	22
Proceeds from SBA Line of Credit	21,287	—	—
Payments on SBA bank notes payable	(27,987)	(24,002)	(1,834)
Net proceeds from issuance of common shares	505	22,839	2,463

Net cash provided by financing activities	18,956	17,933	2,620

Net (decrease) increase in cash and cash equivalents	(5,600)	7,589	(1,414)
Cash and cash equivalents – beginning of year	29,540	21,951	23,365

Cash and cash equivalents – end of year	$23,940	$29,540	$21,951

Supplemental disclosure of cash flow activities:
Cash paid for interest	$3,035	$2,560	$2,164

Cash paid for taxes	$674	$600	$79

Issuance of notes in partial payment for insurance	$4,000	$6,250	$1,000

Building acquired with notes payable	$1,880	$—	$—

Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$16,077	$15,975	$15,220

Additions to NSBF other real estate owned	$264	$581	$226

Loan issued in connection with the sale of real estate	$576	—	—

Issuance of common share in connection with settlement of AMS liabilities acquired	$—	$—	$111

Issuance of warrant in connection with purchase of Coverage A Insurance	$—	$250	$—

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(In Thousands)

	2005		2004	2003
Acquisition of minority interests resulting in goodwill:
Newtek Business Services common share issued		$—	$961	$362

AMS Acquisition: Assets acquired (including customer merchant accounts valued at $2,910)		$—	—	3,075
Less: Liabilities assumed		—	—	(160)
Less: Cash received in acquisition		—	—	(7)
Less: Notes issued to seller		—	—	(1,200)

Cash paid for acquisition, net of cash received and acquisitions costs paid		$—	$—	$1,708

In connection with AMS acquisition, additional goodwill was recorded for taxes (Note 5)

CrystalTech Acquisition: Assets acquired (including intangible assets and goodwill valued at $2,300 and $8,257, respectively)		$—	$11,088	—
Less: Liabilities assumed		—	(1,475)	—
Less: Cash received in acquisition		—	(107)	—
Less: Stock issued to seller		—	(250)	—

Cash paid for acquisition, net of cash received and acquisitions costs paid	$		$9,256	$—

Vistar Acquisition: Assets acquired (including intangible accounts valued at approximately $748)		$—	994	—
Less: Liabilities assumed		—	(401)	—
Less: Cash received in acquisition		—	(13)	—

Cash paid for acquisition, net of cash received and acquisitions costs paid		$—	$580	$—

CrystalTech Final Purchase Price Allocations to Goodwill
Additions to customer accounts		$2,082	$—	$—
Additions to intangibles		560	—	—
Additions to furniture and fixtures		375	—	—
Net deductions to goodwill		(3,258)	—	—
Net additions to assets and liabilities		241	—	—

Net effect on purchase price		$—	$—	$—

Contingent consideration for CrystalTech acquisition (Note 23)		$479	$—	$—

Mandatorily redeemable preferred stock		$—	$1,500	$—

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation and description of business

The consolidated financial statements of Newtek Business Services, Inc. and Subsidiaries (the “Company” or “Newtek”) included herein have been prepared by the Company in accordance with accounting principles generally accepted is the United States of America and include all wholly and majority owned subsidiaries, and several portfolio companies in which the capcos own non- controlling minority interest in, or those which Newtek is considered to be the primary beneficiary of (as defined under FIN 46 and FIN 46R). All inter-company balances and transactions have been eliminated in consolidation.

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

The following is a summary of each Capco or Capco fund, state or jurisdiction of certification and date of certification:

Capco	State/Jurisdiction of Certification	Date of Certification
WA	New York	May 1998
WP	Florida	December 1998
WI	Wisconsin	October 1999
WLA	Louisiana	October 1999
WA II	New York	April 2000
WNY III	New York	December 2000
WC	Colorado	December 2001
WAP	Alabama	November 2003
WDC	District of Columbia	November 2004
WNY IV	New York	December 2004
WTX I	Texas	June 2005
WNY V	New York	November 2005

During 2005, Newtek funded its fourteenth Capco, Wilshire Texas Partners I, LLC (WTX I) for total certified capital of $22,793,000. A second allocation in August 2005 added $620,000 for total certified capital of $23,413,000.

Newtek’s fifteenth formed Capco, Wilshire New York Partners V, LLC (WNYV) was funded in November 2005, for total certified capital of $8,692,000. Newtek manages a sixteenth capco, Exponential of New York, LLC which is not consolidated under Newtek.

The State of Louisiana has four “Capco funds” which are all a part of and consolidated with the WLA Capco. The second, Wilshire Louisiana Partners II, LLC (WLPII), and the third, Wilshire Louisiana Partners III, LLC (WLPIII), received capital in October 2001, and October 2002, respectively.

NOTE 1– SIGNIFICANT ACCOUNTING POLICIES (Continued):

The fourth, Wilshire Louisiana Partners IV, LLC (WLPIV) received capital in October 2003.

In general, the Capcos issue debt and equity instruments, (“Certified Capital”), to insurance company investors (“Certified Investors”). The Capcos then make targeted investments (“Investments in Qualified Businesses”, as defined under the respective state statutes, or, “Qualified Businesses”) with the Certified Capital raised, which in most cases may be majority-owned or primarily controlled by the capcos after the investments are consummated (excluding investments made by the Louisiana capco). Participation in each Capco program legally entitles the Capco to receive (or earn) tax credits from the state upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the Capcos to maintain their state-issued certifications, the Capcos must make Investments in Qualified Businesses in accordance with these requirements. These state requirements are mirrored in the limitations agreed to by each Capco in its written agreements with its Certified Investors and limit the activities of the Capcos to conducting the business of a capco. Each Capco also has separate, legal contractual arrangements with the Certified Investors obligating the Capco to refrain from unauthorized activities, to use the proceeds from the notes only for Capco-authorized (i.e., “qualified”) investments, to limit fees for professional services related to making, buying or selling investments; and to pay interest on the aforementioned debt instruments whether or not it meets the statutory requirements for Investments in Qualified Businesses.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company has bank balances in excess of the $100,000 of depository insurance provided by the Federal Deposit Insurance Corporation. Substantially all of the cash and cash equivalents as of December 31, 2005 and 2004, respectively, were held by Newtek, the capcos or consolidated investee companies.

Restricted Cash

Restricted cash includes cash collateral relating to a letter of credit (only for 2004), monies due on loan related remittances received by the Company, and due to third parties. As of December 31, 2005 and 2004, restricted cash was $4,038,000 and $2,182,000, respectively.

The cash held by the Capcos is restricted for use in managing and operating the Capcos, making qualified investments and for the payment of income taxes. Total restricted cash as of December 31, 2005 and 2004 was $15,904,000 and $21,382,000, respectively.

Under the terms of the processing agreement between Universal Processing Services of WI (d/b/a Newtek Merchant Solutions of WI, “NMS-WI”), and their primary processing bank, NMS-WI maintains a cash account as a reserve against chargeback losses. As processing fees are received by the processing banks, a certain percentage is allocated to the cash reserve account. Total restricted cash held at the processing bank at December 31, 2005 and 2004 totaled $125,000, respectively.

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued):

U.S. Treasury Notes and Marketable Securities

The Company accounts for U.S. Treasury notes and other marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase. The Company invests excess cash not required for use in operations primarily in high credit quality securities that the Company believes bear minimal risk. These investments include money market funds and auction rate securities. Rates on these securities typically reset every 7 or 28 days. The underlying security of auction rate securities have a final maturity extending to fiscal 2038. The Company has not experienced any losses due to institutional failure or bankruptcy. In determining the cost basis, the Company accounts for the realized gains and losses on the sale of its available-for-sale securities, on both the specific identification and average cost methods. Realized gains and losses are included in other income (expense). At December 31, 2005 all of the Company’s investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value (which approximated cost), as the investments were purchased late in the fourth quarter of 2005.

Type	Fair Value	Maturity Date
Debt:
Municipal revenue bonds	$550	2038
U.S. Treasury Notes	$4,449	2006-2007

Equity:
Auction Market Preferred Stock	$9,800

Revenue Recognition

Income from tax credits: Following an application process, a state will notify a company that it has been certified as a Capco. The state then allocates an aggregate dollar amount of tax credits to the Capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the Capco. As described in “Basis of presentation and description of business,” the Capco is legally entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements and corresponding non-recapture percentages. At December 31, 2005, as summarized earlier in this note, the Company had Capcos in seven states and the District of Columbia. Each statute requires that the Capco invest a threshold percentage of Certified Capital in Qualified Businesses within the time frames specified. As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco program. Such a disqualification, or “decertification” as a Capco results in a recapture of all or a portion of the allocated tax credits; the proportion of the recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks.

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued):

As the Capco continues to make its investments in Qualified Businesses and, accordingly, places an increasing proportion of the tax credits beyond recapture, it earns an amount equal to the non-recapturable tax credits and records such amount as “income from tax credits”, with a corresponding asset called “credits in lieu of cash”, in the consolidated balance sheets. The amount earned and recorded as income is determined by multiplying the total amount of tax credits allocated to the Capco by the percentage of tax credits immune from recapture (the earned income percentage) under the state statute. To the extent that the investment requirements are met ahead of schedule, and the percentage of non-recapturable tax credits is accelerated, the present value of the tax credit earned is recognized currently and the asset, credits in lieu of cash, is accreted up to the amount of tax credits available to the Certified Investors. If the tax credits are earned before the state is required to make delivery (i.e., investment requirements are met ahead of schedule, but credits can only be used by the certified investor in a future year), then the present value of the tax credits earned are recorded upon completion of the requirements, in accordance with Accounting Principles Board Opinion No. 21. The receivable (called “credits in lieu of cash”) is accreted to the annual deliverable amount which can then be delivered to the insurance company investors in lieu of cash interest.

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

The total amount of tax credits allocated to each of the aforementioned Capcos, the required investment percentages, recapture percentages and related earned income percentages, and pertinent dates are summarized as follows:

The First to Occur
State/Jurisdiction Capco or Fund	Total Tax Credits Allocated (in Thousands)	Investment Benchmark	Investment Benchmark Date	Decertification Recapture Thresholds	Recapture Percentage	Earned Income Percentage
FLORIDA	$37,384	20%	12/31/00	Prior to 20%	100%	0%
Wilshire		30%	12/31/01	After 20 before 30%	70%	30%
Partners (WP)		40%	12/31/02	After 30 before 40%	60%	40%
		50%	12/31/03	After 40 before 50%	50%	50%
				After 50%	0%	100%
NEW YORK	$35,160			Prior to 25%	100%	0%
Wilshire		25%	12/21/02	After 25 before 40%	85%	15%
N.Y. Partners III		40%	12/21/03	After 40 before 50%	70%	30%
(WNY III)		50%	12/21/04	After 50%	0%	100%
TEXAS	$23,413			Prior to 30%	100%	0%
Wilshire Texas		30%	6/14/08	After 30% before 50%	100%	0%
Partners		50%	6/14/10	After 50%	0%	100%
(WTXI)
COLORADO	$16,175			Prior to 30%	100%	0%
Statewide Pool		30%	4/15/05	After 30 before 50%	80%	20%
Wilshire		50%	4/15/07	After 50%	0%	100%
Colorado Partners (WC)
				Prior to 30%	100%	0%
COLORADO	$5,882	30%	4/15/05	After 30 before 50%	80%	20%
Rural Pool		50%	4/15/07	After 50%	0%	100%
Wilshire Colorado
Partners (WC)
LOUISIANA	$18,040			Prior to 30%	100%	0%
Wilshire LA		30%	10/14/02	After 30 before 50%	70%	30%
Advisers(WLA)		50%	10/14/04	After 50%	0%	100%
WISCONSIN	$16,667			Prior to 30%	100%	0%
Wilshire		30%	10/25/02	After 30 before 50%	70%	30%
Investors (WI)		50%	10/25/04	After 50%	0%	100%
DISTRICT OF	$13,106			Prior to 20%	100%	0%
COLUMBIA		20%	5/12/07	After 20 before 40%	100%	0%
Wilshire DC		40%	11/12/08	After 40 before 50%	100%	0%
Partners		50%	11/12/09	After 50%	0%	100%
(WDC)
ALABAMA	$11,111			Prior to 35%	100%	0%
Wilshire		35%	01/09/07	After 35 before 50%	87.5%	12.5%
Alabama Partners		50%	01/09/09	After 50%	0%	100%
(WAP)
NEW YORK
Wilshire N.Y.	$8,692			Prior to 25%	100%	0%
Partners V		25%	11/14/07	After 25% before 40%	85%	15%
(WNY5)		40%	11/14/08	After 40 before 50%	70%	30%
		50%	11/14/09	After 50%	0%	100%
LOUISIANA	$8,000			Prior to 30%	100%	0%
Wilshire		30%	10/15/05	After 30 before 50%	87.5%	12.5%
LA Partners III		50%	10/15/07	After 50%	0%	100%
(WLPIII)
LOUISIANA	$6,800			Prior to 30%	100%	0%
Wilshire		30%	10/16/06	After 30 before 50%	87.5%	12.5%
LA Partners IV		50%	10/16/08	After 50%	0%	100%
(WLP IV)
NEW YORK	$6,808			Prior to 25%	100%	0%
Wilshire		25%	4/7/02	After 25 before 40%	85%	15%
N.Y. Advisers II		40%	4/7/03	After 40 before 50%	70%	30%
(WNY II)		50%	4/7/04	After 50%	0%	100%
NEW YORK	$5,218			Prior to 25%	100%	0%
Wilshire N.Y.		25%	12/06/06	After 25 before 40%	85%	15%
Partners IV		40%	12/06/07	After 40 before 50%	70%	30%
(WNY IV)		50%	12/06/08	After 50%	0%	100%
NEW YORK	$3,810			Prior to 25%	100%	0%
Wilshire		25%	6/22/00	After 25 before 40%	85%	15%
Advisers		40%	6/22/01	After 40 before 50%	70%	30%
(WA)		50%	6/22/02	After 50%	0%	100%
LOUISIANA	$3,355			Prior to 30%	100%	0%
Wilshire		30%	10/13/03	After 30 before 50%	87.5%	12.5%
LA Partners II		50%	10/13/05	After 50%	0%	100%

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

State/Jurisdiction Capco or Fund	Allocated Tax Credits (In Thousands)	Investment Benchmark Percentage/Dollars (In Thousands)		Earned Income Percentage/Dollars (In Thousands)
FLORIDA	$37,384	20%	$7,477	30%	$11,215
Wilshire		30%	$11,215	40%	$14,954
Partners (WP)		40%	$14,954	50%	$18,692
		50%	$18,692	100%	$37,384
NEW YORK.	$35,160	25%	$8,790	15%	$5,274
Wilshire N.Y.		40%	$14,064	30%	$10,548
Partners III (WNY III)		50%	$17,580	100%	$35,160
TEXAS	$23,413	30%	$7,024	0%	$—
Wilshire Texas		50%	$11,706	100%	$23,413
Partners I, (WTX I)
COLORADO	$16,175	30%	$4,853	20%	$3,235
Statewide Pool		50%	$8,088	100%	$16,175
Wilshire Colorado Partners (WC)
COLORADO	$5,882	30%	$1,765	20%	$1,176
Rural Pool		50%	$2,941	100%	$5,882
Wilshire Colorado Partners (WC)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued):

LOUISIANA	$18,040	30%	$4,920	30%	$5,412
Wilshire LA		50%	$8,200	100%	$18,040
Advisers (WLA) (1)

WISCONSIN	$16,667	30%	$5,000	30%	$5,000
Wilshire		50%	$8,333	100%	$16,667
Investors (WI)

DISTRICT OF COLUMBIA	$13,106	20%	$2,621	0%	$—
Wilshire DC Partners		40%	$5,242	0%	$—
(WDC)		50%	$6,553	100%	$13,106

ALABAMA	$11,111	35%	$3,889	12.5%	$1,389
Wilshire Alabama		50%	$5,556	100%	$11,111
Partners (WAP)

NEW YORK	$8,692	25%	$2,173	15%	$1,304
Wilshire		40%	$3,477	30%	$2,608
NY Partners V (WNY V)		50%	$4,346	100%	$8,692

LOUISIANA	$8,000	30%	$2,400	12.5%	$1,000
Wilshire LA		50%	$4,000	100%	$8,000
Partners III (WLPIII)

NEW YORK	$6,808	25%	$1,702	15%	$1,021
Wilshire NY		40%	$2,723	30%	$2,042
Advisers II (WNY II)		50%	$3,404	100%	$6,808

LOUISIANA	$6,800	30%	$2,040	12.5%	$850
Wilshire LA		50%	$3,400	100%	$6,800
Partners IV (WLP IV)

NEW YORK	$5,218	25%	$1,305	15%	$783
Wilshire		40%	$2,087	30%	$1,565
NY Partners IV (WNY IV)		50%	$2,609	100%	$5,218

NEW YORK	$3,810	25%	$953	15%	$572
Wilshire		40%	$1,524	30%	$1,143
Advisers (WA)		50%	$1,905	100%	$3,810

LOUISIANA	$3,355	30%	$915	30%	$1,007
Wilshire LA		50%	$1,525	100%	$3,355
Partners II (WLP II) (1)

(1)	These credits are based on 110% of certified capital.

During each of the years ended December 31, 2005 and 2004, certain Capcos satisfied the required investment benchmarks and the related recapture percentages requirements and, accordingly, earned a portion of the tax credits.

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

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Web Hosting revenue: Web Hosting revenues are primarily derived from monthly recurring services fees for the use of its web hosting and software support services. Customer set-up fees are billed upon service initiation and are recognized as revenue over the estimated customer relationship period of 2.5 years. Payment for web hosting and related services is generally received one month to three years in advance. Such revenues are recognized as services are rendered, provided that evidence of an arrangement exists, the price to the customer is fixed or determinable, no significant Company obligations remain and collection of the related receivable is reasonably assured. Deferred revenues represent customer prepayments for upcoming web hosting and related services. The Company generates a limited amount of revenue from assisting customers in registering their domain names. Due to the volume of customers, the Company is able to obtain domain name registrations for its customers at discounted rates. Customers may elect to use this service for a nominal service fee.

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

Other income: Other income in 2005 consists of a $900,000 recovery of an investment in Merchant Data Systems recognized in 2005, equity in earnings of $993,000 from Exponential Business Development Co., L.P., $929,000 of lodging revenues from Phoenix Development Group, a subsidiary that operates a hotel in Louisiana primarily displaced residents, and housing reconstruction workers to assist in the redevelopment after Hurricane Katrina , $835,000 from NSBF recoveries and other income, and $700,000 from Citibank for early termination of our contract with them.

Interest and Small Business Administration (“SBA”) Loan Fees – SBA Loans: Interest income on loans is recognized as earned. Loans are placed on nonaccrual status if they are 90 days past due with respect to principal or interest and, in the opinion of management, interest or principal on individual loans is not collectible, or at such earlier time as management determines that the collectibility of such principal or interest is unlikely. When a loan is designated as nonaccrual, the accrual of interest is discontinued, and any accrued but uncollected interest income is reversed and charged against current income. While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding.

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

The allowance for loan losses is established by management through provisions for loan losses charged against income. Amounts deemed to be uncollectible are charged against the allowance for loan losses and subsequent recoveries, if any, are credited to the allowance. The amount of the allowance for loan losses is inherently subjective, as it requires making material estimates which may vary from actual results. The loans acquired from Commercial Capital Corporation in December 2002, which are more seasoned than those originated by NSBF, comprise 33% of total loans held for investment as of December 31, 2005. Other portfolio characteristics, such as industry concentrations and loan collateral, which also impacts management’s estimates of the allowance for loan losses, have also changed since the acquisition. The changing nature of the portfolio and the limited past loss experience on the newly originated portfolio has resulted in management’s estimates of the allowance for loan losses being based more on subjective factors, as noted below, and less on empirically derived loss rates.

The adequacy of the allowance for loan losses is reviewed by management on a monthly basis at a minimum, and as adjustments become necessary, they are reflected in operations during the periods in which they become known. Considerations in this evaluation include past and anticipated loss experience, risks inherent in the current portfolio and evaluation of real estate collateral as well as current economic conditions. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb estimated loan losses inherent in the Company’s entire loan portfolio. The allowance consists of specific and general components. The specific component relates to loans that are classified as either loss, doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Sales and Servicing of SBA Loans

NSBF originates loans to customers under the SBA program that generally provides for SBA guarantees of 50% to 85% of each loan, subject to a maximum guarantee amount. NSBF sells the guaranteed portion of each loan to a third party and retains the unguaranteed principal portion in its own portfolio. A gain is recognized on these loans through collection on sale of a premium over the adjusted carrying value. Gain on sale of the guaranteed portion of the loans is recognized at the date of settlement, under the terms of Statement of Financial Accounting Standards No. 140 (“SFAS No. 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” a replacement of FASB Statement No. 125” and are recorded as a component of servicing fee and premium income in the consolidated statements of income.

In each loan sale, NSBF retains servicing responsibilities and receives servicing fees of a minimum of 1% of the guaranteed loan portion sold. NSBF is required to estimate its adequate servicing compensation in the calculation of its servicing asset. The purchasers of the loans sold have no recourse to NSBF for failure of customers to pay amounts contractually due.

In accordance with SFAS No. 140, upon sale of the loans to third parties, NSBF’s investment in an SBA loan is allocated among the retained portion of the loan (unguaranteed), the sold portion of the loan (guaranteed) and the value of loan servicing retained, based on the relative estimated fair market values of each component at the sale date. The difference between the proceeds received and the allocated carrying value of the loan sold is recognized as a gain on sale of loans. Servicing assets are carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Servicing assets are amortized in proportion to, and over the period of, the estimated future net servicing income on the underlying sold portion of the loans (guaranteed). In the event future prepayments are significant or impairments are incurred and future expected cash flows are inadequate to cover the unamortized servicing assets, additional amortization or impairment charges would be recognized.

In evaluating and measuring impairment of servicing assets, NSBF stratifies its servicing assets based on year of loan and loan term which are key risk characteristics of the underlying loan pools. The fair value of servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that NSBF believes market participants would use for similar assets.

If NSBF determines that the impairment for a stratum is temporary, a valuation allowance is recognized through a charge to current earnings for the amount the amortized balance exceeds the current fair value. If the fair value of the stratum were to later increase, the valuation allowance may be reduced as a recovery. However, if NSBF determines that an impairment for a stratum is other-than temporary, the value of the servicing asset and any related valuation allowance is written-down.

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued):

Loans Receivable Held for Investment

Loans receivable held for investment are reported at their outstanding unpaid principal balances adjusted for charge-offs, net deferred loan origination costs and the allowance for loan losses.

Loans Receivable Held For Sale

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors.

Loans receivable held for sale are sold with the servicing rights retained by NSBF. Gains on sales of loans are recognized based on the difference between the selling price and the carrying value of the related loans sold. Unamortized net deferred loan origination costs are recognized as a component of gain on sale of loans. Net unrealized losses are recognized through a valuation allowance by charges to income.

According to the SBA 1086 guidelines, and in accordance with the Terms and Conditions of the Trade Advice in connection with selling the guaranteed portion of loans originated, if the borrower prepays in excess of 20% of the guaranteed portion of the loan or if the Borrower defaults on any scheduled note payment date within 90 days of settlement date, NSBF is obligated to return any unamortized premium received for the guaranteed portion of the loan. However, based on management’s best estimate and considering historical prepayment performance of the loan portfolio, NSBF has taken the position that the premium is fully recognized at date of settlement, and a provision against the premium is not required at the time of the sale.

Sale of SBA Loans

In 2005, NSBF sold $8,522,000 of loans previously classified as held for investment for aggregate proceeds of $8,827,000. Gross realized gains amounted to $305,000 recorded as premium income. Also included in premium income is $428,000 representing the allocated portion of the remaining deferred loan origination costs.

During 2004, NSBF sold $23,027,000 of loans previously classified as held for investment for aggregate proceeds of $23,891,000. Gross realized gains amounted to $864,000 recorded as premium income. Also included in premium income is $348,000 representing the allocated portion of the remaining deferred loan origination costs.

In July 2004, NSBF sold a guaranteed portion of one loan previously classified as held for investment for $220,000. Realized gain amounted to $19,000 (included in premium income).

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued):

Reserve for Losses on Merchant Accounts

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, the Company or, under limited circumstances, the Company and the acquiring bank, must bear the credit risk for the full amount of the transaction. The Company evaluates its risk for such transactions and estimates its potential loss for chargebacks based primarily on historical experience and other relevant factors. As of December 31, 2005 and 2004 reserves totaled $388,000 and $285,000, respectively, and is included in the accounts payable and accrued expenses line item in the accompanying consolidated balance sheets.

Stock - Based Compensation

Stock based compensation plans are more fully described in Note 20, and accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. With regard to stock options, no stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock at the date of grant. Compensation expense on restricted shares granted to employees is measured at the fair market value on the date of grant and recognized in the consolidated statement of income on a pro-rata basis over the service period which approximates the vesting period.

The following table summarizes the effect on net income and earnings per share if the Company had applied the fair value method of Statement of Financial Accounting Standard (“SFAS”) No. 148 “Accounting for Stock-based Compensation-Transition and Disclosure- an amendment of SFAS 123 (“Accounting for Stock-Based Compensation”)” had been used in accounting for employee stock options.

	Stock Compensation (In thousands, except Per Share Data)
	2005	2004	2003
Net income, as reported	$7,727	$10,615	$9,569
Add: Total stock based employee compensation expense recognized, net of related tax effects	717	687	409
Deduct: Pro forma stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,622)	(846)	(969)

Pro forma net income	$6,822	$10,456	$9,009

Earnings per share:
Basic – as reported	$.23	$.35	$.37

Basic – pro forma	$.20	$.35	$.35

Diluted – as reported	$.23	$.35	$.37

Diluted – pro forma	$.20	$.34	$.34

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Proforma stock compensation expense above is the estimated fair value of options granted over the vesting period. For 2005, 2004 and 2003, the weighted average fair value of each option granted is estimated on the date of grant using the Black Scholes model with the following assumptions: expected volatility of 43-85%, risk-free interest rate of 1.61% to 6.15%, respectively, expected dividends of $0 and expected terms of 1-6 years.

Capital Structure

During March 2006, the Company announced that its Board of Directors had adopted a stock buy-back program authorizing management to enter the market to re-purchase up to 1,000,000 of the Company’s common shares; the use and impact of the program will be reviewed at the next quarterly meeting of the Board.

Goodwill and Intangibles

Goodwill and indefinite-life intangibles are subject to annual impairment tests. Other intangible assets with finite lives are amortized over their useful lives ranging from 18 months to 5 years.

Fixed assets

Fixed assets, which are comprised of furniture and fixtures and computer office equipment, land, building and improvements are stated at cost, less accumulated depreciation and amortization. Depreciation of fixed assets is provided on a straight-line basis using estimated useful lives of the related assets. Amortization of leasehold improvements is provided on a straight-line basis using the lesser of the useful life of the asset or lease term. Useful lives of assets are: computer software, website development and servers (3 years), computer and office equipment and furniture and fixtures (generally 3 to 5 years) and buildings (39 years).

Software and website development costs

The Company capitalizes its web site development costs and computer software costs consistent with the provisions of Emerging Issues Task Force (“EITF”) Issue 00-02, “Accounting for Web Site Development Costs” and Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Costs incurred during the preliminary project stage are expensed as incurred, while application stage projects are capitalized. The latter costs are typically employee and/or consulting services directly associated with the development of the internal use computer software. Software and website costs are included in fixed assets in the accompanying consolidated balance sheets. Amortization commences once the software is ready for its intended use and is amortized using the straight-line method over the estimated useful life, typically three years.

Long- Lived Assets

The Company accounts for the carrying values of long-lived assets and certain identifiable intangible assets by evaluating the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected cash flows is less than the carrying amounts of the asset, an impairment loss is recognized. During the year ended December 31, 2005, the Company determined that the useful life of one portfolio of customer merchant accounts was less than the remaining useful life, and accordingly wrote off $59,000. There were no impairments at December 31, 2004.

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with major financial institutions and at times, cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insured limits.

For the years ended December 31, 2005 and 2004, no customer accounted for 10% or more of the Company’s revenue or of total accounts receivable.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are complete. The most significant estimates are with respect to valuation of investments in qualified businesses, asset impairment valuation, allowance for loan losses, valuation of servicing asset and tax valuation allowances. Actual results could differ from those estimates.

Fair value of financial instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of the estimated fair values of financial instruments. Excluding property and equipment, substantially all of the Companies’ assets and liabilities are considered financial instruments as defined by SFAS No. 107. Fair value is defined as the price at which a financial instrument could be liquidated in an orderly manner over a reasonable time period under present market conditions. Fair value estimates are subjective in nature and are dependent on a number of significant assumptions associated with each instrument or group of similar instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows and relevant available market information. Fair value information is supposed to represent estimates of the amounts at which financial instruments

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued):

could be exchanged in current transactions between willing buyers and sellers engaging in exchange transactions. However, since there are no established trading markets for a significant portion of the Companies’ financial instruments, the Companies may not be able to settle their financial instruments immediately; as such, the fair values are not necessarily indicative of the amounts that could be realized through immediate settlements. In addition, the majority of the Companies’ financial instruments, such as loans receivable held for investment and bank notes payable, are held to maturity and are realized or paid according to the contractual agreements with the customers or counterparties.

SFAS No. 107 requires that, where available, quoted market prices be used to estimate fair values. However, because of the nature of the Companies’ financial instruments, in many instances quoted market prices are not available. Accordingly, the Companies have estimated fair values on the basis of other valuation techniques permitted by SFAS No. 107, such as discounting estimated future cash flows at rates commensurate with the risks involved, or other acceptable methods. Fair values are required to be estimated without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible income tax ramifications, or estimated transaction costs. Fair values are also estimated at a specific point in time and are based on interest rates and other assumptions at that date. As the assumptions underlying these estimates change, the fair values of financial instruments will change.

Because SFAS No. 107 permits many alternative calculation techniques and because numerous assumptions have been used to estimate the Companies’ fair values, reasonable comparisons of the Companies’ fair value information with other financial institutions’ fair value information cannot necessarily be made.

The methods and assumptions used to estimate fair values are set forth in the following paragraphs for each major grouping of the Companies’ financial instruments.

The carrying values of the following balance sheet items approximate their fair values primarily due to their liquidity and short-term or adjustable yield nature:

•	Cash and Cash Equivalents

•	Bank Notes Payable

•	Accrued Interest Receivable and Payable

The carrying values of accounts payable and accrued expenses approximate fair value because of the short term maturity of these instruments. The carrying value of investments in qualified businesses, loans receivable, structured insurance product, notes and loans payable, credits in lieu of cash, and notes payable in credits in lieu of cash approximate fair value based on management’s estimates.

New Accounting Pronouncements

In December 2003, the American Institute of Certified Public Accountants issued SOP No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 requires acquired impaired loans, for which it is probable that the investor will be unable to collect all contractually required payments receivable, to be recorded at the present value of amounts expected to be received, and prohibits carrying over or creating a valuation allowance in the initial accounting for these loans. SOP 03-3 also limits the yield that may be accreted to income. SOP 03-3 applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a business

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

combination. SOP 03-3 was effective for loans acquired in fiscal years beginning after December 31, 2004. The adoption of SOP 03-3 in 2005 did not have a material effect on the Company’s results of operations or financial condition.

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

In April 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”. This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. It also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS 123R. SFAS 123R replaces SFAS 123 by eliminating the choice to account for employee stock options under APB 25 and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant. Currently under APB 25 the value of restricted stock awards is expensed by the Company over the restriction period and, no compensation expense is recognized for stock option grants as all such grants have an exercise price not less than fair market value on the date of grant.

The Company will adopt the provisions of SFAS 123R effective January 1, 2006 using the modified prospective method which will result in an incremental expense upon adoption. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as currently required, thereby potentially reducing net operating cash flows and increasing net financing cash flows in periods after adoption. Such amounts cannot be estimated for future periods with certainty because they depend largely on when employee will exercise the stock options and the market price of the Company’s stock at the time of exercise.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 – INSURANCE:

On November 19, 1998, WA purchased a structured insurance product covering a ten-year period (the “Capco Policy”) from an AA+ rated international insurance company (the “insurer”). This insurance provides for (i) the repayment, on the maturity date, of the note payable issued by WA to the Certified Investors in connection with the capitalization of WA (“Note”) (“Coverage A”) and (ii) the loss or recapture of the state tax credits delivered to the Certified Investors (“Coverage B”). Notwithstanding the insurer’s obligation, WA (the only Newtek Capco with such an obligation) remains primarily liable for repayment of the Note. Premiums for the Capco policy have been paid in full at inception and the Capco policy is non-cancelable. The Capco paid a total of $1,806,000 for the Capco Policy. The costs of Coverage A and B were $1,648,000 and $158,000, respectively. Under Coverage A, the insurer is required to pay the principal amount of the Note, $2,674,000, on the maturity date in June 2008. Accordingly, the Company has recorded the Coverage A payment as an asset, called “structured insurance product”, and has been increasing the recorded amount through an accretion to interest income. For each of the years ended December 31, 2005, 2004 and 2003 the Company recorded $103,000 as interest income. At the June 2008 Note maturity date, the asset balance will be $2,674,000, the insurer will pay the Certified Investors, and the Company will reverse this asset balance in full with a corresponding reversal of the Note balance.

On May 10, 2000, in conjunction with a supplemental funding WA purchased another structured insurance product, or Capco Policy, covering an eight-year period, from an AA+ rated international insurance company. This insurance provides for the same terms and conditions as the aforementioned initial insurance product as described above. The Company paid a total of $821,000 for this additional Capco Policy. The costs of Coverage’s A and B were $661,000 and $160,000, respectively. Under Coverage A, the insurer is required to pay the principal amount of the Note, $1,136,000, on the maturity date in June 2008. For each of the years ended December 31, 2005, 2004 and 2003, the Company recorded $58,000 as interest income. At the June 2008 Note maturity date, the asset balance will be $1,136,000, the insurer will pay the Certified Investors, and the Company will reverse this asset balance in full with a corresponding reversal of the Note balance.

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

For all Capcos (including WA), the Company has also purchased (which in some cases has been financed through loans) Coverage B insurance which provides for the payment of cash in lieu of tax credits in the event the Capco becomes decertified. The Capcos remain primarily liable for the requirement to deliver tax credits (or make cash payments in lieu of tax credits not delivered). The amount paid for Coverage B has been recorded as prepaid insurance and is being amortized to expense over the life of the Capco Policy. The prepaid insurance balance of $16,946,000 and $15,505,000 at December 31, 2005 and 2004 is comprised solely of the unamortized cost of Coverage B insurance.

The Company is primarily liable for the payments expected to be made by the insurer for the Wilshire Advisers note payable only.

NOTE 2 – INSURANCE (Continued):

The Company’s Coverage B purchases and related amortization are summarized as follows (In thousands):

Prepaid Insurance as of 12/31/03	$13,283
Insurance purchased during the year ended 12/31/04	4,362
Amortization of Prepaid Insurance for the year ended 12/31/04	(2,140)

Prepaid Insurance as of 12/31/04	$15,505
Insurance purchased during the year ended 12/31/05	4,086
Amortization of Prepaid Insurance for the year ended 12/31/05	(2,645)

Prepaid Insurance as of 12/31/05	$16,946

All Capcos receive funding from the Certified Investors for the sales of notes, warrants or Company stock regardless of the accounting treatment of the Capco insurance.

NOTE 3 – INVESTMENTS IN QUALIFIED BUSINESSES:

The following table is a summary of investments as of December 31, 2005, shown separately between their debt and equity components:

HELD TO MATURITY DEBT INVESTMENTS – Summary (In thousands)

Name of Investment	Original Amount	Balance at 12/31/05	Interest Rate	Maturity Date
Sesha	$350	$350	7.0%	12/2007
Bidco Loans (SBA participations)		$559	Various	various
Autotask	$300	$300	7.5%	4/2007
Mailtec	$138	$120	Prime + 3.25%	2/2010
Empire	$700	$691	10-16%	9/2010- 9/2012
Action (Idle rate)	$1,450	$1,450	1.25%	12/2006
Action (fixed rate)	$200	$126	6.0%	12/2006

Total		$3,596

COST INVESTMENTS- Summary (In thousands)

Name of Investment	Original Amount	Balance at 12/31/05	Ownership %
BuySeasons	$100	$100	2.2%
Pinnacle	$50	$50	5%

Total	$150	$150

NOTE 3 – INVESTMENTS IN QUALIFIED BUSINESSES (Continued):

The various interests that the Company acquires in its qualified investments are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company’s voting interest, or the economics of the transaction if the investee is determined to be a variable interest entity.

Consolidation Method. Investments in which the Company directly or indirectly owns more than 50% of the outstanding voting securities, those the Company has effective control over, or those deemed to be a variable interest entity in which the Company is the primary beneficiary under the provisions of FIN 46R are generally accounted for under the consolidation method of accounting. Under this method, an investment’s financial position and results of operations are reflected within the Company’s Consolidated Balance Sheets and Consolidated Statements of Income. All significant inter-company accounts and transactions, including returns of principal, dividends, interest received and investment redemptions have been eliminated. The results of operations and cash flows of a consolidated operating entity are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest, exercised control over the entity for the entire interim period or was otherwise designated as the primary beneficiary. Upon dilution of control below 50%, or upon occurrence of a triggering event requiring reconsideration as to the primary beneficiary of a variable interest entity, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

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

Under the equity method of accounting, an investee’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Consolidated Statements of Income; however, the company’s share of the earnings or losses of the investee is reflected in the caption “Other income” in the Consolidated Statements of Income.

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

NOTE 3 – INVESTMENTS IN QUALIFIED BUSINESSES (Continued):

In accordance with the provisions of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, the Company classifies its debt investments as held-to-maturity and such investments are initially recorded at amortized cost. The Company considers several factors in determining whether an impairment exists on the investment, such as the investee’s net book value, cash flow, revenue growth and net income. In addition, the Investment Committee considers other factors, such as the economy and the investee company’s industry, to determine if an other than temporary decline in value exists in the Company’s investment.

HELD TO MATURITY DEBT INVESTMENTS – Summary (In thousands)

Total
Principal Outstanding at December 31, 2003	$1,420
Debt investments made in 2004	6,668
Return of principal, net of recoveries – 2004	(5,179)

Principal Outstanding at December 31, 2004	$2,909
Debt investments made in 2005	1,488
Return of principal, net of recoveries – 2005	(620)
Other than temporary decline in value of investments- 2005	(181)

Principal Outstanding at December 31, 2005	$3,596

COST INVESTMENTS- Summary (In thousands)

Total cost investments at December 31, 2003	$300
Cost investments made in 2004	—

Total cost investments at December 31, 2004	$300
Cost investments made in 2005	50
Other than temporary decline in value of investments- 2005	(200)

Total cost investments at December 31, 2005	$150

NOTE 3 – INVESTMENTS IN QUALIFIED BUSINESSES (Continued):

The Company has not guaranteed any obligation of these investees, and the Company is not otherwise committed to provide further financial support for the investees. However, from time-to-time, the Company may decide to provide such additional financial support which, as of December 31, 2005 was zero. Should the Company determine that an impairment exists upon its periodic review, and it is deemed to be other than temporary, the Company will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the Consolidated Statements of Income.

All companies in which the Company has made equity investments provide the Company with financial statements. For each equity method investment, Newtek management reviews the facts and circumstances that are apparent to ascertain if an adjustment is necessary to the books of the investee to make its unaudited financial statements materially correct.

NOTE 4 – CUSTOMER ACCOUNTS:

During the year ended December 31, 2005 one of our subsidiaries, First Bankcard Alliance, LLC, purchased customer merchant account portfolios for $692,000 in cash. The Company has allocated the entire purchase price, except for $8,000 (which was allocated to non-compete agreement) to customer merchant accounts and is amortizing these accounts over on an estimated useful life of fifty-nine months. In addition, the Company made smaller acquisitions of customer merchant accounts, aggregating $464,000 and is amortizing these accounts over an estimated useful life range of fifty-five to sixty-six months.

In connection with the acquisition of Automated Merchant Services in 2003 and CrystalTech Web Hosting, Inc. (Note 5 and 23) in 2004, the Company acquired customer accounts valued at $2,910,000 and $4,382,000, respectively at the acquisition date and final purchase price allocation date.

The carrying amount of customer accounts, including those acquired prior to these acquisitions, net of accumulated amortization at December 31, 2005 and 2004 is $5,818,000 and $4,394,000, respectively. Customer accounts are being amortized over a fifty-five to sixty-six month period. Total amortization expense of customer accounts included in the accompanying consolidated statements of income for the years ended December 31, 2005, 2004 and 2003 was $1,793,000, $ 957,000 and $226,000, respectively. Total expected amortization expense for the next five fiscal years are as follows:

December 31:	Amount (in Thousands)
2006	$1,678
2007	1,678
2008	1,637
2009	761
2010	60
2011	4

$5,818

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS:

The following summarizes goodwill and intangible assets (In thousands):

	Goodwill	Intangible Assets
Balance 12/31/04	$11,150	$631
Additions	2,424	568
Subtractions	(4,136)	(320)

Balance 12/31/05	$9,438	$879

During year ended December 31, 2005, the Company finalized the purchase price allocation of the CrystalTech Web Hosting Inc. acquisition (Note 23).

The difference between the aggregate purchase price and the fair value of the assets acquired and the liabilities assumed has been recorded as goodwill. Customer accounts and the non-compete are being amortized over a five year period, and software is being amortized over a three year period. The tradename has an indefinite life, and accordingly is not being amortized.

During August 2005, CrystalTech’s CEO earned an additional $1,229,000 ($750,000 cash and 208,333 shares of Newtek common stock valued at $479,000) pursuant to the asset purchase agreement. Such payments have been recorded as additions to goodwill. During 2005 $100,000 was recorded to goodwill for certain minority interests in Universal Processing Services of Wisconsin, LLC. Additionally, $1,095,000 of goodwill was recorded in 2005 relating to a purchase accounting adjustment for deferred taxes.

Based upon the Company’s performance of the impairment tests using the fair value approach of the discounted cash flow method, the Company has determined that impairments of $878,000 and $1,435,000, all of which relates to the Company’s Capco segment, was incurred for the years ended December 31, 2005 and 2003, respectively, and has recorded this charge in the accompanying consolidated statement of income. The Company determined that no impairment existed as of December 31, 2004.

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

Intangible assets represent the excess of purchase price over the identifiable net assets of Newtek Insurance Agency (formerly Vistar) and consist of insurance licenses, developed technologies, trademarks, established book of business and insurance company contracts. In addition, tradenames and non compete agreements associated with the final purchase price allocation for CrystalTech and the portfolio acquired by First Bankcard Alliance (Note 4) added $568,000 for the year ended December 31, 2005.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS (CONTINUED):

At December 31, 2005 and 2004, these intangibles totaled $879,000 and $631,000, respectively, and are being amortized over a period ranging from 18 to 36 months, except for the tradename which has an indefinite life and is subject to impairment review. Total amortization expense was $320,000 and $117,000 for the years ending December 31, 2005 and 2004, respectively. Total expected amortization for the next five fiscal years is as follows:

December 31:	Amount (in Thousands)
2006	$205
2007	118
2008	4
2009	2
2010	1

$330

NOTE 6 – FIXED ASSETS:

The Company’s fixed assets are comprised of the following at December 31, 2005 and 2004 (In thousands):

Computer and Office Equipment	$2,043	$1,353
Furniture and Fixtures	997	396
Leasehold Improvements	366	164
Computer Software and Website	1,273	539
Land	200	—
Buildings	1,696	—
Servers & Storage	2,314	533

	8,889	2,985
Accumulated Depreciation	(2,302)	(1,026)

Net fixed assets	$6,587	$1,959

Depreciation and amortization expense for fixed assets for the years ending December 31, 2005, 2004 and 2003 was $1,452,000, $636,000 and $211,000, respectively. Included in the current year balance is $185,000 and $176,000 of write offs of gross fixed assets and accumulated depreciation, respectively, resulting in a loss on disposal of $9,000.

NOTE 7 – NOTES PAYABLE – CERTIFIED INVESTORS:

In June 1998 WA issued a note and a warrant to a Certified Investor for a total amount of $2,674,000. The Capco’s interest obligations under the note are as described in Notes 1 and 13. The warrant entitles the Certified Investor to purchase 13% of WA’s member units at a purchase price of $.01 per unit. The warrant can be exercised at any time after the fifth year of the 10 year term of the note. In 2002, the warrant was purchased by the Company for stock.

Of the total proceeds, the Company allocated $2,609,000 to the note and $65,000 to the warrant. The Company initially recorded the note at $2,609,000 and has been increasing such amount via an accretion to interest expense. For each of the years ended December 31, 2005, 2004 and 2003, the

NOTE 7 – NOTES PAYABLE – CERTIFIED INVESTORS (CONTINUED):

Company recorded $7,000 of interest expense for such accretion. The interest rate on this note is 10%. At the maturity date in June 2008, the note balance will be $2,674,000 and the Insurer will pay such amount to the Certified Investor.

In May 2000, WA issued an additional note to a Certified Investor for total proceeds of $1,252,000. This note has been recorded at its face amount of $1,136,000, which is the amount payable at maturity in 2008. For the years ended December 31, 2005, 2004 and 2003, the Company recorded $14,000 of interest expense for such accretion. The interest rate on this note is 10%. The excess of the proceeds over the face amount, or $116,000, is being amortized to income over the term of the note.

Under the terms of the notes, WA is required to maintain minimum levels of working capital and tangible net worth, as defined. The note is collateralized by substantially all assets of WA.

Following is a summary of the Note Payable Certified Investor balance (In thousands):

Balance – December 31, 2003	$3,902
Add: Interest Expense	412
Less: Deliveries of tax credits	(374)
Less: Amortization of premium to income	(14)

Balance – December 31, 2004	3,926

Add: Interest Expense	416
Less: Deliveries of tax credits	(381)
Less: Amortization of premium to income	(14)

Balance – December 31, 2005	$3,947

As described in Note 2, although WA purchased Coverage A, the Note purchase agreements were structured such that WA is primarily liable for the repayment of the total amount of principal on the notes payable to the Certified Investors. As such, WA is required to recognize a liability in the amount of its primary liability under the note. All of Newtek’s other Capcos, due to the concurrent purchase of the Capco Policies on or before the dates the notes were issued, are not primarily liable for a portion of the notes issued to the Certified Investors, as more fully described in Note 12.

NOTE 8 – NOTES PAYABLE-INSURANCE AND OTHER:

Insurance:

In April 2002, WC borrowed $2,000,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of this Capco. The notes bore interest at 7.9%, and were payable in three installments beginning on October 22, 2003, with the final payment made on April 22, 2005.

In October 2002, WLPIII borrowed $1,000,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of this Capco. The notes bore interest at 7.4%, and were payable in three installments beginning on April 15, 2003, with the final payment made on October 15, 2005.

NOTE 8 – NOTES PAYABLE-INSURANCE AND OTHER (CONTINUED):

In October 2003, WLPIV borrowed $1,000,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of this Capco. The notes bore interest at 6.9%, and were payable in three installments beginning on March 30, 2005. During August 2005, the Company paid the final installment on the note.

In February 2004, WAP borrowed $3,000,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of this Capco. The notes bear interest at 6.9%, and are payable in three installments of $1,166,000 beginning on July 1, 2005, with the final payment due on January 1, 2007. At December 31, 2005 and 2004, $2,000,000 and $3,000,000 remains outstanding on the note. Accrued interest included in accounts payable and accrued expenses at December 31, 2005 and 2004 amounted to $219,000 and $205,000, respectively.

In November 2004, WDC borrowed $2,500,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of this Capco. The notes bear interest at 7.65%, and are payable in three installments of $995,000 beginning on May 4, 2006, with the final payment due on November 4, 2007. At December 31, 2005 and 2004, $2,500,000 remains outstanding on the note. Accrued interest included in accounts payable and accrued expenses at December 31, 2005 and 2004 amounted to $228,000 and $27,000, respectively.

In December 2004, the Company borrowed $750,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of the WNYIV Capco. The note bears interest at 7.9%, and are payable in three installments of $300,000 beginning on June 1, 2006, with the final payment due on December 1, 2007. At December 31, 2005 and 2004, $750,000 remains outstanding on the note. Accrued interest included in accounts payable and accrued expenses at December 31, 2005 and 2004 amounted to $66,000 and $3,000, respectively.

In June 2005, WTX borrowed $3,000,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of this Capco. The note bears interest at 8.65%, and are payable in three installments of $1,216,000 beginning on December 1, 2006, with the final payment due on June 1, 2008. At December 31, 2005, $3,000,000 remains outstanding on the note. Accrued interest included in accounts payable and accrued expenses at December 31, 2005 amounted to $139,000.

In November 2005, the Company borrowed $1,000,000 from a financing company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of the WNYV Capco. The note bears interest at 9.65%, and are payable in three installments of $416,000 beginning on May 18, 2007, with the final payment due on November 18, 2008. At December 31, 2005, $1,000,000 remains outstanding on the note. Accrued interest included in accounts payable and accrued expenses at December 31, 2005 amounted to $66,000.

These notes are collateralized by the assets of the respective Capcos. Following is a summary of the Notes Payable – Insurance balance :

(In Thousands):
Balance – December 31, 2003	$4,115
Add: Borrowings in 2004	6,250
Less: Repayments made in 2004	(2,488)

Balance – December 31, 2004	7,877
Add: Borrowings in 2005	4,000
Add: Adjustment from accrued interest balance-2005	149
Less: Repayments made in 2005	(2,776)

Balance – December 31, 2005	$9,250

NOTE 8 – NOTES PAYABLE – INSURANCE AND OTHER (Continued):

The Capcos/the Company borrowed these funds to assist in paying the premiums for the Capco insurance and thus providing greater liquidity in the Capcos. These additional borrowings enabled the Capcos to have more cash available to make additional qualified investments. The borrowings can be repaid from the proceeds of returns to the Capcos through principal and interest on debt investments and returns of or on equity from investments made or cash flows from operations. AI Credit, as well as the insurers for the Capco insurance policy, are subsidiaries of AIG.

Other:

In August 2003, in connection with the acquisition of Automated Merchant Services, Inc. (“AMS”), the company issued $1,200,000 of notes to the selling shareholders. The notes bear interest at 6%, and monthly payments of principal and interest are required until the maturity date of January 31, 2006. As of December 31, 2004, the unpaid principal amount of $520,000 is reflected on the balance sheet in notes payable-other. The balance was prepaid in 2005.

CrystalTech entered into an agreement on March 28, 2005 with Technology Investment Capital Corp. (“TICC”) to borrow $8,000,000 to be repaid over 5 years, maturing March 28, 2010 with a principal repayment of $2,000,000 due on March 28, 2008, $3,000,000 due on March 28, 2009 and March 28, 2010, respectively. Interest on the note is 10% for the first year, adjustable thereafter based on 6.35% plus the treasury rate (limited to a 1% increase or decrease in any one adjustment year) with a minimum interest rate of 8.5% and maximum of 12.0%. Newtek has agreed to pay TICC additional interest on each anniversary date of 2% of the average outstanding balance during the year in Newtek stock. The loan can be prepaid without any penalty after 18 months. The note is collateralized by a first priority interest in all the assets of CrystalTech. The note contains financial covenants, such as minimum revenues and minimum EBITDA thresholds. The Company has capitalized $431,000 of deferred financing costs, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheet, and will be amortized over a period of 5 years. Amortization expenses included in the accompanying statements of operations for the year ended December 31, 2005 totaled $65,000.

In March 2006, CrystalTech WebHostingWeb Hosting Inc. prepaid $4,000,000 of the note payable to TICC. In conjunction with the prepayment, CrystalTech paid $127,000 in additional interest and revised the principal payments to $2,000,000 due in March 2008 and $2,000,000 due in March 2009.

Phoenix Hammond LLC (“Hammond”) a wholly owned subsidiary of Phoenix Development Group LLC (“Phoenix Development”), a consolidated entity in one of our Louisiana capcos, entered into an agreement on December 8, 2005 with Hancock Bank of Louisiana (“Hancock”) to borrow $1,060,000 to be repaid over 5 years, maturing December 8, 2010 with 59 equal monthly payments of $11,000 beginning on January 8, 2006, and one payment of $735,000 on December 8, 2010. Interest on the note is 7% for the term of the loan. The loan can be prepaid without any penalty at any time. The note is collateralized by any and all Hammond balances held in deposit accounts at Hancock, as well as a first lien and mortgage on property described in a Multiple Indebtedness Mortgage, an Assignment of Leases and Rents, and a Commercial Security Agreement, all of which are dated December 8, 2005.

On November 10, 2005, Blessey Investments LLC (“Blessey”) a wholly owned subsidiary of Phoenix Development, assumed legal obligation on a promissory note due to Iberia Bank (“Iberia”) with a balance due of $820,000. The note which matures on June 28, 2006, and calls for 11 equal monthly payments of $5,000 beginning on July 28, 2005, and one payment of $803,000 due on June 28, 2006. Interest on the note is 5.75% for the term of the loan. The loan can be prepaid without any penalty at any time. The note is collateralized by any and all Blessey balances held in deposit accounts

NOTE 8 – NOTES PAYABLE – INSURANCE AND OTHER (Continued):

at Iberia, as well as a first lien and mortgage on property described in a Multiple Indebtedness Mortgage between Blessey and the previous note holder (and assumed by Blessey) dated June 5, 2003.

The aggregate amounts of principal payments on notes payable – insurance and other maturing in each of the next five years are as follows (all are as of December 31st), excluding the prepayments on TICC note : (In thousands):

2006	$3,459
2007	4,824
2008	3,969
2009	3,073
2010	3,805

Total	$19,130

NOTE 9 – BANK NOTES PAYABLE (LINES OF CREDIT):

In June 2004, NSBF executed an amendment to its existing credit agreement with Deutsche Bank whereby the $75,000,000 line of credit was extended through June 2005. This amendment required NSBF to purchase $1,500,000 shares of Series A Preferred Stock issued at the time the agreement was executed on the earlier of a) the repayment in full of all obligations under the loan agreement or b) the termination date. Such amount was classified as mandatory redeemable preferred stock on the accompanying consolidated balance sheet as at December 31, 2004, in accordance with Statement of Financial Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. In connection with the termination date on June 30, 2005 and the subsequent three month extension entered into on June 30, 2005, NSBF repurchased the $1,500,000 in Series A Preferred Stock from Deutsche Bank.

As of December 31, 2004 the amount outstanding under this line of credit was $26,006,000. The line of credit bore interest at the prime interest rate minus 0.50%, and was collateralized by the loans made by NSBF. The interest rate at December 31, 2004 was 4.75%. Interest on the line was payable monthly in arrears. In addition, this line of credit required that a certain percentage of all advances made to NSBF be deposited into an account in the name of the bank. The balance in this account as of December 31, 2004 was $1,800,000 and was included in receivable from bank on the accompanying December 31, 2004 consolidated balance sheet. This line of credit required NSBF to meet certain administrative and financial covenants, including the maintenance of a minimum net worth, ratio of total indebtedness to net worth, minimum subordinated debt requirements and profitability covenants as defined in the agreement and amendment. Management obtained a waiver for a non financial covenant requiring a minimum of $10,000,000 of subordinated debt at December 31, 2004. NSBF was in compliance with all other covenants as of December 31, 2004.

In June 2004, NSBF entered into a $4,000,000 revolving credit facility to finance the origination of SBA loans. The revolving credit facility bore interest at the prime interest rate and was collateralized by the loans made by NSBF. The agreement expired on December 31, 2004, and was renewed thereafter. As of December 31, 2004, NSBF had $1,982,000 outstanding on the revolving line of credit, and is included within bank notes payable in the consolidated balance sheets.

NOTE 9 – BANK NOTES PAYABLE (LINES OF CREDIT):

In September 2005, NSBF closed a three year, $75,000,000 senior revolving loan transaction with GE. This new facility will be primarily utilized to originate and warehouse the guaranteed and unguaranteed portions of loans under the SBA 7(a) loan program and for other working capital purposes. The proceeds were used to pay down the previous facility with Deutsche Bank and the $4,000,000 revolving credit facility discussed above. As of December 31, 2005, NSBF had $21,287,000 outstanding on the line of credit. The GE Line of Credit allows for two alternatives for interest rates (the Prime interest rate plus .50% or Base LIBOR plus 2.75%). These rates may be increased or decreased by .25% based on certain thresholds. The line is collateralized by the unguaranteed portions and the guaranteed portions of the held for sale portion of the SBA loans receivable made by NSBF in addition to all assets of NSBF. The weighted average interest rate at December 31, 2005 was 7.24%. Interest on the line is payable monthly in arrears. The Company has capitalized $1,721,000 of deferred financing costs attributable to the GE facility, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheet, and will be amortized over a period of three years. Amortization expense relating to this facility included in the accompanying consolidated statements of income for the year ended December 31, 2005 was $192,000. The agreement includes such financial covenants as minimum net worth thresholds, senior charge ratios and fixed charge ratios, limitations on capital expenditures and charge-offs, in addition to loan loss reserve requirements.

The company was in violation of the Minimum Net Worth and Fixed Charge Coverage Ratio (FCCR) tests as of December 31, 2005. The Company has obtained a waiver from its lenders, with an effective date of December 31, 2005, to waive the covenant violation as of December 31, 2005, by agreeing not to test the Minimum Net Worth and FCCR for the month ended December 31, 2005.

In February 2006, General Electric Capital Corporation (“GE”) and NSBF entered into a First Amendment to the GE Line of Credit Agreement. The amendment made adjustments to various financial covenants, including a net-worth maintenance level that NSBF had breached. GE has waived, upon the effectiveness of the amendment, specific defaults that would have resulted from the terms of the original agreement.

NOTE 10 – LOANS RECEIVABLE (NON-CAPCO):

Loans originated by NSBF are primarily in the Eastern region of the United States with concentrations in the hotel and motel, and restaurant industries. The components of loans receivable held for investment, net, as of December 31, 2005 and 2004 are as follows (In thousands):

	2005	2004
Gross loans receivable, unguaranteed	$35,960	$36,958
Less: Allowance for loan losses	(2,304)	(1,621)
Less: Deferred origination fees, net	(1,628)	(1,151)

Total	$32,028	$34,186

The contractual maturities of NSBF’s loans receivable held for investment are as follows:

	2005	2004
Due in one year or less	24	241
Due between one and five years	1,807	968
Due after five years	34,129	35,749

Total loans receivable, gross	$35,960	$36,958

NOTE 10 – LOANS RECEIVABLE (NON-CAPCO) (CONTINUED):

All loans are priced at the prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with NSBF. As of December 31, 2005 and 2004, NSBF net loans receivable held for investment with adjustable interest rates amounted to $34,200,000 and $35,178,000, respectively.

For the years ended December 31, 2005 and 2004, NSBF funded $58,400,000 and $52,200,000 in loans and sold approximately $45,000,000 and $38,200,000 of the guaranteed portion of the loans, respectively.

As of December 31, 2004, $34,300,000 of loans made by NSBF are pledged as collateral against the outstanding balances on the Company’s prior line of credit. The current credit line is collateralized by all the loans receivable held for investment and held for sale, in addition to all assets of NSBF .

The outstanding balances of loans past due ninety days or more and still accruing as of December 31, 2005 and 2004 amounted to $7,300 and $0, respectively.

No individual industry and geographic concentration accounted for more than five percent (5%) of the outstanding gross loans receivable held for investment balance at December 31, 2005 and 2004, except the following (in thousands):

	2005	2004
Industry
Hotels and Motels	$10,130	$15,671
Restaurants	4,180	3,117

State
Florida	$7,433	$5,868
New York	3,578	3,458
Texas	3,143	2,306
Ohio	1,987	2,875

Below is a summary of the activity in the allowance for loan losses for the years ended December 31, 2005 and 2004 is as follows (in thousands):

	2005	2004
Balance, beginning of year	$1,621	$1,614
Provision for loan losses	2,258	493
Reversal of unallocated component of allowance	—	(288)
Loans charged-off	(1,914)	(387)
Recoveries	339	189

Balance, end of year	$2,304	$1,621

At December 31, 2005 and 2004, total impaired nonaccrual loans amounted to $3,693,000 and $1,972,000, respectively. For the years ended December 31, 2005 and 2004, average balance of impaired nonaccrual loans was $2,894,000 and $2,731,000, respectively. Approximately $907,000 and $463,000 of the allowance for loan losses were allocated against such impaired nonaccrual loans, respectively, in accordance with SFAS No. 114.

NOTE 10 – LOANS RECEIVABLE (NON-CAPCO) (Continued):

Had interest on these impaired nonaccrual loans been accrued, such interest would have amounted to $252,000 and $186,000 for 2005 and 2004, respectively. Interest income, which is recognized on a cash basis, related to the impaired nonaccrual loans for the years ended December 31, 2005 and 2004 was not material.

NOTE 11 – SERVICING ASSETS

NSBF reviews capitalized servicing rights for impairment. This review is performed based on risk strata, which are determined on a disaggregated basis given the predominant risk characteristics of the underlying loans. The predominant risk characteristics are loan terms and year of loan origination.

The following summarizes the activity pertaining to servicing assets for the years ended December 31, 2005 and 2004 (in thousands):

	2005	2004
Balance, beginning of year	$2,085	$754
Servicing assets capitalized	1,757	1,793
Servicing assets amortized	(466)	(462)

Balance at end of year	$3,376	$2,085

Reserve for impairment of servicing assets:
Balance at beginning of year	$—	$—
Additions	(179)	—

Balance at end of year	(179)	—

Balance, end of year	$3,197	$2,085

For the years ended December 31, 2005 and 2004, servicing fees received amounted to $1,950,000 and $1,717,000, respectively.

The estimated fair value of capitalized servicing rights was $3,197,000 and $2,085,000 at December 31, 2005 and 2004, respectively. The estimated fair value of servicing assets at December 31, 2005 was determined using a discount rate of 13.5%, weighted average prepayment speeds ranging from 1% to 19%, weighted average life of 3.9 years, and an average default rate of 3%. The estimated fair value of servicing assets at December 31, 2004 was determined using a discount rate of 9.75%, weighted average prepayment speeds ranging from 1% to 15%, weighted average life of 4.7 years, and an average default rate of 1%.

The unpaid principal balances of loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $175,982,000 and $157,380,000 at December 31, 2005 and 2004, respectively.

Amortization of servicing assets for the year ended December 31, 2005 on the accompanying consolidated statements of income included a cumulative adjustment of approximately $184,000 (a reduction of amortization expenses) due to a change in NSBF’s amortization method. Although this adjustment relates to prior periods, the amount of the adjustment attributable to any prior year would not have been material to NSBF’s financial condition or results of operations as reported for that year.

NOTE 12 – CREDITS IN LIEU OF CASH:

Following is a summary of the Credits in Lieu of Cash balance (In thousands):

Balance – December 31, 2003	$71,293
Add: Credits earned in 2004	33,565
Less: Deliveries made in 2004	(15,975)

Balance – December 31, 2004	88,883
Add: Credits earned in 2005	36,669
Less: Deliveries made in 2005	(16,077)

Balance – December 31, 2005	$109,475

NOTE 13 – NOTES PAYABLE IN CREDITS IN LIEU OF CASH:

As described in Note 1, each Capco has separate contractual arrangements with the Certified Investors obligating the Capco to make payments on the aforementioned Notes.

At the time the Capcos obtained the proceeds from the issuance of the Notes, Capco warrants or Company common share to the Certified Investors, the proceeds were deposited into escrow accounts which required that the insurance contracts be concurrently and simultaneously purchased from the insurer before the remaining proceeds could be released to and utilized by the Capco. The Capco Note agreements require, as a condition precedent to the funding of the Notes that insurance be purchased to cover the risks associated with the operation of the capco. This insurance is purchased from American International Specialty Lines Insurance Company and National Union Fire Insurance Company of Pittsburgh, both subsidiaries of American International Group, Inc. (AIG), an international insurer. AIG and these subsidiaries are AA+ credit rated by Standard & Poor’s. In order to comply with this condition precedent to the funding, the notes closing is structured as follows: (1) the Certified Investors wire the proceeds from the notes issuance directly into an escrow account; (2) the escrow agent, pursuant to the requirements under the note and escrow agreement, automatically and simultaneously funds the purchase of the insurance contract from the proceeds received. The notes offering can not close without the purchase of the insurance and the Capcos are not entitled to the use and benefit of the net proceeds received until the escrow agent has completed the payment for the insurance. Under the terms of this insurance, the insurer incurs the primary obligation to repay the Certified Investors a substantial portion of the debt as well as to make compensatory payments in the event of a loss of the availability of the related tax credits. These insurance contracts are similar to those described in Note 2, however, the Coverage A portion of these contracts makes the insurer primarily obligated for a portion of the liability.

The Capcos, however, are secondarily, or contingently, liable for such payments. The Capco, as a secondary obligor, must assess whether it has a contingency under the provisions of Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” to record on the date of issuance and at every reporting date thereafter until the insurer makes all their required payments. At December 31, 2005, management has concluded that the likelihood of the Capcos becoming primarily liable for the payments required to be made by the insurer under Coverage A on the Notes is remote (i.e., the insurer failing to make payment), because the insurer, a subsidiary of a major multi-national insurance company, has a claims paying ability having the rating “AA+,” the highest available. The contingent obligation (the portion incurred by the insurer due to the purchase of the insurance) must be recorded at fair value, which the Company has assessed at zero at December 31, 2005 and 2004.

The Coverage B portion of these contracts is similar to the coverage described in Notes 2 and 7.

NOTE 13 – NOTES PAYABLE IN CREDITS IN LIEU OF CASH (Continued):

The Company has allocated the initial proceeds received in 2005 and 2004 from the Certified Investors as follows:

(In thousands)	2005	2004
Notes payable, net (including premiums)	$32,149	$29,361
Company common share	447	493

	$32,596	$29,854

Set forth below is the total amount of principal repayments due to Certified Investors for which the Company’s Capcos are secondarily liable:

(In thousands) Year	Ending December 31
2006	$12,892
2007	17,971
2008	1,930
2009	70,451

Total	$103,244

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

NOTE 13 – NOTES PAYABLE IN CREDITS IN LIEU OF CASH (Continued):

The following is a summary of Notes issued by the Company’s Capcos and a reconciliation of Notes payable in credits in lieu of cash balances at December 31, 2005. The stated equivalent rate for the Notes issued by the Company’s Capcos is the yield on the Notes assuming the Note has been sold at par instead of with a premium. By agreement with the Note purchasers, Notes issued by the Company’s Capcos apply their stated rates to the price of the Note which may include a premium. (All amounts in thousands, and exclusive of proceeds allocated to warrants and Company common share as noted above):

Capco, Due Date, Stated Equivalent Rate and Imputed Interest Rate Of Note	Original Principal	Payment to Investors	Payments in Credits in Lieu of Cash	Accrued Interest (@ stated rate)	A Par Note Balance at 12/31/05	Original Issue Discount	Cumulative Amortized Discount	B Unamortized Discount At 12/31/05	(A+B)= Notes Payable in Lieu of Cash @12/31/05
WI, due 2008, 10.8%, 21.9%	$16,667	$—	$(11,667)	$10,292	$15,292	$(9,086)	$(2,658)	$(11,744)	$3,548
WLA, due 2008, 11.7%, 22.3%	16,400	—	(12,177)	11,216	15,439	(9,176)	(2,170)	(11,346)	4,093
WLP II, due 2009, 17.2%, 18.0%	3,050	(3,050)	(1,929)	2,950	1,021	(1,465)	1,426	(39)	982
WP, due 2010 9.2%, 19.2%	37,384	—	(21,496)	25,073	40,961	(23,128)	(7,008)	(30,136)	10,825
WNY II, due 2010, 11.4%, 27.9%	6,808	—	(3,404)	5,056	8,460	(4,931)	(1,722)	(6,653)	1,807
WNY III, due 2011, 13.2%, 16.6%	35,160	(35,160)	(14,064)	28,497	14,433	(20,688)	19,469	(1,219)	13,214
WT, due 2012, 9.5%, 10.4%	23,413	(3,079)	—	1,156	21,490	(8,917)	2,725	(6,192)	15,298
WLP III, due 2012, 7.1%, 8.7%	8,000	(1,780)	(1,750)	1,721	6,191	(2,970)	1,568	(1,402)	4,789
WCOL, due 2013, 10.3%, 13.6%	22,058	(7,727)	(6,066)	7,790	16,055	(11,599)	5,611	(5,988)	10,067
WLPIV, due 2013, 7.4%, 9.4%	6,800	(1,054)	—	1,108	6,854	(2,675)	881	(1,794)	5,060
WAP, due 2014, 9.0%, 11.3%	11,111	(3,458))	—	1,797	9,450	(5,350)	3,018	(2,332)	7,118
WDC, due 2013, 9.0%, 11.2%	13,106	(2,187)	—	1,283	12,202	(6,640)	1,753	(4,887)	7,315
WNY IV, due 2015, 8.8%, 11.2%	5,218	(791)	—	468	4,895	(2,449)	664	(1,785)	3,110
WNY V due 2016, 9.5%, 10.4%	8,692	—	—	96	8,788	(3,930)	(36)	(3,966)	4,822

TOTALS	$213,867	$(58,286)	$(72,553)	$98,503	$181,531	$(113,004)	$23,521	$(89,483)	$92,048

NOTE 13 – NOTES PAYABLE IN CREDITS IN LIEU OF CASH (Continued):

The following is a summary of Notes issued by the Company’s Capcos and a reconciliation of Notes payable in credits in lieu of cash balances at December 31, 2004 (All amounts in thousands, and exclusive of proceeds allocated to warrants and Company common share as noted above):

Capco, Due Date, Stated Equivalent Rate and Imputed Interest Rate Of Note	Original Principal	Payment to Investors	Payments in Credits in Lieu of Cash	Accrued Interest (@ stated rate)	A Par Note Balance 12/31/04	Original Issue Discount	Cumulative Amortized Discount	B Unamortized Discount At 12/31/04	(A+B)= Notes Payable in Lieu of Cash @12/31/04
WI, due 2008, 10.8%, 21.9%	$16,667	$—	$(10,000)	$8,632	$15,299	$(9,086)	$(1,903)	$(10,989)	$4,310
WLA, due 2008, 11.7%, 22.3%	16,400	—	(10,373)	9,422	15,449	(9,176)	(1,401)	(10,577)	4,872
WLP II, due 2009, 17.2%, 18.0%	3,050	—	(1,594)	2,383	3,839	(1,465)	(1,249)	(2,714)	1,125
WP, due 2010 9.2%, 19.2%	37,384	—	(17,757)	21,350	40,977	(23,128)	5,502	(28,630)	12,347
WNY II, due 2010, 11.4%, 27.9%	6,808	—	(2,723)	4,108	8,193	(4,931)	(1,305)	(6,236)	1,957
WNY III, due 2011, 13.2%, 16.6%	35,160	—	(10,548)	22,163	46,775	(20,688)	(11,671)	(32,359)	14,416
WLP III, due 2012, 7.1%, 8.7%	8,000	(1,187)	—	1,246	8,059	(2,970)	989	(1,981)	6,078
WCOL, due 2013, 10.3%, 13.6%	22,058	(5,151)	(3,860)	6,040	19,087	(11,599)	3,349	(8,250)	10,837
WLPIV, due 2013, 7.4%, 9.4%	6,800	(527)	—	607	6,880	(2,675)	408	(2,267)	4,613
WAP, due 2014, 9.0%, 11.3%	11,111	(1,729)	—	890	10,272	(5,350)	1,444	(3,906)	6,366
WDC, due 2013, 9.0%, 11.2%	13,106	—	—	141	13,247	(6,640)	(54)	(6,694)	6,553
WNY IV, due 2015, 8.8%, 11.2%	5,218	—	—	23	5,241	(2,449)	(7)	(2,456)	2,785

TOTALS	$181,762	$(66,239)	$(56,520)	$35,763	$94,767	$(34,250)	$15,742	$(18,508)	$76,259

Under the note agreements, no interest is paid by the Capcos in cash provided that the Certified Investors receive the uninterrupted use of the tax credits. The Certified Investors acknowledge, in the note agreements, that the insurer is primarily responsible for making the scheduled cash payments as provided in the notes.

NOTE 14 – MINORITY INTEREST:

The minority interest held by the investees, in the form of warrants entitle the holders to purchase, for a $.01 exercise price, an interest in a Capco or Capco fund. The values ascribed to the warrants issued to the Certified Investors and the Insurer have been recorded as minority interests. In addition, certain minority interests have already been acquired by minority shareholders. A portion of the initial proceeds received from the Certified Investors is allocated to the warrants using a discounted cash flow method. The following is the aggregate percentage interest of the minority shareholders in each respective Capco or Capco fund as of December 31, 2005:

Capco or Capco Fund	% Interest
WP, Florida	9.75%
WI, Wisconsin	2.44%
WLA, Louisiana	10.98%
WNY II, New York	24%
WLPII, Louisiana (a Capco fund)	4.5%
WNY III, New York	8.9%
WAP, Alabama	0.10%

In January 2003 NSBF, a majority owned subsidiary of the Company, issued preferred stock to Credit Suisse First Boston Management Corporation for cash proceeds of $2,000,000. Newtek has accounted for this issuance of preferred stock of a subsidiary as an increase to its minority interest liability in the accompanying consolidated balance sheets at December 31, 2005 and 2004.

NOTE 15 – INCOME FROM TAX CREDITS:

As described in Note 1, each Capco has a contractual arrangement with a particular state or jurisdiction that legally entitles the Capco to earn and deliver tax credits (ranging from 4% to 11% per year) from the state or jurisdiction upon satisfying certain criteria. During the years ended December 31, 2005, 2004 and 2003, certain of the Company’s Capcos satisfied certain investment benchmarks and the related recapture avoidance percentage requirements and accordingly, earned a portion of the tax credits. In addition, in fiscal 2005, 2004 and 2003, the Company recognized income from tax credits resulting from the accretion of the discount attributable to tax credits earned in prior years. As the tax credits are delivered to the Certified Investors, the asset balance is offset against notes payable in credits in lieu of cash.

Below is a summary of Newtek’s income from tax credits, by Capco and by year.

NOTE 15 – INCOME FROM TAX CREDITS (Continued):

(In thousands)

	Tax Credit Revenue Recognized:	Amount recognized since inception	Amount to be recognized in future periods (c)		Total Amount of Tax Credits Allocated
Wilshire Advisers, LLC
1999	371
2000	2,749
2001	95
2002	221
2003	123
2004	98
2005	86	3,743	67	(a)	3,810
Wilshire Partners, LLC
1999	10,592
2000	3,784
2001	3,713
2002	15,247
2003	1,103
2004	945
2005	777	36,161	1,223	(a)	37,384
Wilshire Investors, LLC
1999
2000
2001	5,000
2002	—
2003	10,354
2004	421
2005	347	16,122	545	(a)	16,667
Wilshire LA Advisers, LLC
1999
2000
2001	5,412
2002	—
2003	11,207
2004	456
2005	375	17,450	590	(a)	18,040
Wilshire LA Partners II, LLC
1999
2000
2001
2002	2,879
2003	112
2004	99
2005	85	3,175	180	(a)	3,355
Wilshire LA Partners III, LLC
1999
2000
2001
2002
2003	909
2004	5,673
2005	335	6,917	1,083	(a)	8,000

	Tax Credit Revenue Recognized	Amount recognized since inception	Amount to be recognized in future periods (c)		Total Amount of Tax Credits Allocated
Wilshire NY Advisers II, LLC
1999
2000
2001	2,004
2002	3,839
2003	228
2004	201
2005	172	6,444	364	(a)	6,808
Wilshire NY Partners III, LLC
1999
2000
2001	5,274
2002	5,274
2003	20,805
2004	1,037
2005	889	33,279	1,881	(a)	35,160
Wilshire Colorado Partners, LLC (Statewide and Rural Pools)
1999
2000
2001
2002	3,143
2003	91
2004	15,696
2005	739	19,669	2,388	(a)	22,057
Wilshire LA Partners IV, LLC
1999
2000
2001
2002
2003
2004	802
2005	4,793	5,595	1,205	(a)	6,800
Wilshire Alabama Partners , LLC
1999
2000
2001
2002
2003
2004	8,137
2005	487	8,624	2,487	(a)	11,111
Wilshire DC Partners , LLC
1999
2000
2001
2002
2003

	Tax Credit Revenue Recognized:	Amount recognized since inception	Amount to be recognized in future periods (c)		Total Amount of Tax Credits Allocated
Wilshire DC Partners , LLC (Cont’d)
2004
2005	9,533	9,533	3,573	(a)	13,106

Wilshire New York Partners IV, LLC
1999
2000
2001
2002
2003
2004
2005	—	—	5,218	(b)	5,218
Wilshire New York Partners V, LLC
1999
2000
2001
2002
2003
2004
2005	—	—	8,692	(b)	8,692
Wilshire Texas Partners, LLC
1999
2000
2001
2002
2003
2004
2005	18,051	18,051	5,362	(a)	23,413

Total
1999	10,964
2000	6,533
2001	21,498
2002	30,603
2003	44,933
2004	33,565
2005	36,669	184,765	34,857		$219,622

(a)	These Capcos have met the final state/jurisdiction mandated investment threshold hurdle, which means all of the tax credits have been earned. If the tax credits are “earned” before the state/jurisdiction is required to make delivery, then the present value of the tax credit earned is recorded upon completion of the requirements. The balance shown represents the discounted portion of the tax credits which will be recognized in future periods.

(b)	The respective Capco has not met the final state/jurisdiction mandated investment threshold hurdle, which means these tax credits have not been earned.

(c)	Amounts will be recognized to the extent the related minimum investment requirements are met.

NOTE 16 – INCOME TAXES:

Provision for income taxes for the years ended December 31, 2005, 2004, and 2003 is as follows:

(In Thousands):	2005	2004	2003
Current Provision:
Federal	$(284)	$468	$—
State and local	245	188	—

	(39)	656	—

Deferred Provisions:
Federal	5,791	5,183	6,101
State and local	1,040	628	989

	6,831	5,811	7,090

Provision for income taxes	$6,792	$6,467	$7,090

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate (34%) to the provision for income taxes for the years ended December 31, 2005, 2004 and 2003 is as follows:
	2005	2004	2003
(In Thousands):	(Benefit) Provision	(Benefit) Provision	(Benefit) Provision
Provision for income taxes at U.S. federal statutory rate of 34%	$4,936	$5,808	$5,600
State and local taxes, net of federal benefit	1,285	891	988
Permanent difference (goodwill impairment)	299	—	574
Deferred tax asset valuation allowance increase (decrease)	324	(235)	—
Other	(52)	3	(72)

	$6,792	$6,467	$7,090

Deferred tax assets and liabilities consisted of the following at December 31, 2005 and 2004:
(In Thousands):	2005	2004
Deferred tax assets:
Net operating losses	$18,908	$18,621
NOL carryforwards and built in losses subject to annual Section 382 limitation	4,052	4,095
Loan loss reserves	632	524
Interest payable in credits in lieu of cash	—	84
Flow through of deferred items from partner companies	1,569	60
Deferred compensation	502	204
Other	326	246

Total deferred tax assets	25,989	23,834

Deferred tax liabilities:
Credits in lieu of cash	(43,862)	(35,612)
Interest payable in credits in lieu of cash	(732)	—
Depreciation and amortization	(706)	(141)

Total deferred tax liabilities	(45,300)	(35,753)

Less: Valuation allowance	(4,960)	(4,707)

Net deferred tax liability	$(24,271)	$(16,626)

NOTE 16 – INCOME TAXES (Continued):

At December 31, 2005, the Company had net operating losses and suspended partnership losses aggregating approximately $55,926,000 which expire beginning in 2020. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. The Company has established a valuation allowance against approximately $11,790,000 of deferred tax assets attributable to NSBF. Management has determined that a valuation allowance is not required at December 31, 2005 and 2004 for the remaining deferred tax asset as it believes that it is more likely than not that the deferred tax assets will be realized.

In addition, at December 31, 2002, in connection with its acquisition of NSBF, the Company acquired net operating loss carryforwards of approximately $8,700,000 which begin expiring in 2020. In connection with the related purchase accounting, the Company established a valuation allowance for the full amount of the related net deferred tax asset acquired from NSBF as management has determined that it its uncertain as to whether such asset will be utilized in the future.

Pursuant to Section 382 of the Internal Revenue Code, NSBF experienced an ownership change on December 31, 2002 at the end of the business day. NSBF is therefore subject to an annual limitation of approximately $255,000 on deductions for NOL carryforwards.

NOTE 17 - COMMITMENTS AND CONTINGENCIES:

Commitments to Make Qualified Investments

A Capco or Capco fund is required to make Investments in Qualified Businesses under a qualified investment schedule, as defined, in order to remain certified as a Capco. If the Company does not make such qualified investments within the statutorily provided time frame, the Capco is subject to Decertification and Revocation, as defined in the respective Capco agreements, of its certificate and, accordingly, the Certified Investor could be subject to forfeiture or recapture of its previously granted respective state or jurisdiction tax credits. This risk has been insured under Coverage B (Notes 2 and 8). Generally, a Capco or Capco fund must invest at least 50% of its Certified Capital in qualified businesses within five years after the certification date. At December 31, 2005 and 2004, the Company had invested the percent of its Certified Capital as follows:

NOTE 17 – COMMITMENTS AND CONTINGENCIES: (Continued):

Capco or Capco Fund	December 31, 2005	December 31, 2004
WA, New York	100%	61%
WP, Florida	84%	71%
WI, Wisconsin	50%	50%
WLA, Louisiana	51%	51%
WNY II,New York	50%	50%
WLA II, Louisiana	50%	50%
WNY III, New York	51%	50%
WC, Colorado (statewide)	50%	50%
WC, Colorado (rural)	50%	50%
WLPIII, Louisiana	50%	50%
WLPIV, Louisiana	55%	31%
WAP, Alabama	50%	50%
WDC, District of Columbia	58%	0%
WNYIV, New York	20%	0%
WTX, Texas	51%	0%
WNY V, New York	0%	0%

For certain Capcos, when 100% of the Certified Capital is invested in qualified businesses as defined, the respective state or jurisdiction is entitled to a percentage of all appreciation of assets in excess of the amount required to produce a specific internal rate of return.

Operating and Employment Commitments

The following summarizes the Company’s obligations and commitments, as of December 31, 2005, for future minimum cash payments required under operating lease and employment agreements:

(In Thousands)

Year	Operating Leases	Employment Agreements	Total
2006	$1,787	$1,523	$3,310
2007	1,348	526	1,874
2008	1,124	—	1,124
2009	954	—	954
2010	904		904
Thereafter	2,014	—	2,014

Total	$8,131	$2,049	$10,180,

Rent expense for 2005, 2004 and 2003 was approximately $1,292,000, $ 943,000 and $723,000, respectively.

In December 2005 the Company entered into a sublease agreement for its former headquarters in Garden City, NY. The terms of the sublease are identical to the terms of Newtek’s original lease and expire in November 2006. Should the subtenant not perform its obligation under the terms of the sublease, Newtek would be liable for the pro-rata share of the remaining payments due, aggregating approximately $77,000.

Under the terms of a service agreement between Universal Processing Services of WI (d/b/a Newtek Merchant Solutions of WI, “NMS-WI”), their primary processing bank and their merchant

NOTE 17 - COMMITMENTS AND CONTINGENCIES: (Continued):

processor, NMS-WI is required to pay minimum fees to the merchant processor. The minimum fee for the processing year ending March 31, 2006 is $644,000 However this commitment was met in the Companys fiscal year ended December 31, 2005. Total commitment for the processing year ending March 31, 2007 is $921,000

In connection with the purchase of CrystalTech Web Hosting, the Company has a contingency to the CEO. If certain financial measurements are met, an additional $500,000 cash and $1,000,000 worth of common stock will be paid and issued in fiscal 2006.

Legal Matters

From time to time the Company and its subsidiaries are parties to various legal proceedings in the normal course of business. At December 31, 2005, the Company is not involved in any material pending litigation, however, the Company and/or one or more of our investee companies are involved in four lawsuits regarding wrongful termination claims by employees or consultants, none of which are individually or in the aggregate material to the Company.

In 2004 our Colorado capco initiated a lawsuit challenging the provisions of then recent amendments to the capco statute and the implementing regulations. The suit has made little progress but may come to trial during 2006. Because of the lack of clarity of the amended statutory and regulatory provisions, it has been impossible for management to gauge with any certainty the likely liability if any to our Capco. Even if the effect is material to the Capco, management does not expect it to be material to the financial condition of Newtek taken as a whole.

NOTE 18 - RELATED PARTY TRANSACTIONS:

During the years ended December 31, 2005, 2004 and 2003, the Company obtained financial consulting services from a professional services firm, in the approximate amounts of $138,000, $155,000 and $211,000, respectively. Two partners of such firm, are related to a former director and officer who resigned in June 2005.

During the years ended December 31, 2005, 2004 and 2003, the Company leased 4 cubicles of office space in New York City, from a company controlled by the father-in-law of an officer and director of the Company. The aggregate cost of the rental was approximately $17,000, $28,800 and $10,800, respectively.

CrystalTech Hosting, Inc. pays Mr. Uzzanti, its CEO, rent for its principal office location in Phoenix, Arizona. The aggregate cost of the rental was approximately $210,000 in 2005 and $74,000 in 2004. In addition, Mr. Uzzanti owns and controls a software development company which leases 200 square feet of space from CrystalTech and provides software services to CrystalTech. The space is rented at $24,000 per year which amount is paid by Smarter Tools through the provision of certain technological services to CrystalTech. In addition, Smarter Tools provided services above the $24,000 annual rent. Total payments to Smarter Tools in 2005 and 2004 were $80,000 and $16,000.

NOTE 19 – CONVERSION OF MINORITY MEMBERSHIP INTERESTS INTO NEWTEK SHARES:

In May 2004, Newtek issued 144,458 shares of its common shares valued at approximately $369,000 in exchange for the minority interests in Wilshire Colorado, Wilshire Alabama Partners, Wilshire Louisiana Partners III and Wilshire Louisiana Partners IV. In August 2004, Newtek issued 74,850 shares of its common shares valued at approximately $145,000 in exchange for the remaining minority interests in Wilshire Colorado. In September, 2004, Newtek issued 30,000 shares valued at approximately $120,000 in exchange for a minority interest in a subsidiary of Wilshire Investors, LLC. In November, 2004 Newtek issued 74,850 shares valued at approximately $175,000 and $100,000 in cash in exchange for the remaining minority interest (except for .01%) in Wilshire Alabama. The fair value of Newtek’s common shares were determined based upon the quoted market price of Newtek’s common share, less a discount factor due to certain restrictions on the sale of the share. Such value exceeded the book values of the minority interests by approximately $1,061,000, and Newtek recorded such amount as goodwill upon issuance of shares converted. Subsequently, management determined that the carrying value of the net book value was less than the fair value for all the Capco’s above (except for Wilshire Investors) and accordingly wrote $841,000 off in 2005.

In selling common shares in privately negotiated transactions, the Company will generally apply a discount to current market value to reflect the length and nature of resale restrictions. Where the only restrictions are those resulting from the federal and state securities laws, the Company will discount the issue price by 10 percent. In some cases, where the Company negotiates additional contractual restrictions on the shares sold, restricting any transfers from one to up to three years, a discount to current market value of between 10% and 55% is used to determine the price paid for the shares.

NOTE 20 – STOCK OPTIONS GRANTED TO DIRECTORS AND EMPLOYEES:

The Newtek Business Services, Inc. 2000 Stock Incentive and Deferred Compensation Plan, as amended in 2002, (the “2000 Plan”) currently provides for the issuance of awards of restricted shares or options for up to a maximum of 4,250,000 common shares to employees and non-employees. All restricted shares or options are issued at the fair market value on the date of grant. Options issued generally have a maximum term that ranges from 2 to 10 years and vesting provisions that range from 0 to 3 years.

The Newtek Business Services, Inc. 2003 Stock Incentive and Deferred Compensation Plan,(the “2003 Plan”) currently provides for the issuance of awards of restricted shares or options for up to a maximum of 1,000,000 common shares to employees and non-employees. All restricted shares or options are issued at the fair market value on the date of grant. Options issued generally have a maximum term that ranges from 2 to 10 years and vesting provisions that range from 0 to 3 years.

NOTE 20 – STOCK OPTIONS GRANTED TO DIRECTORS AND EMPLOYEES (Continued):

As of December 31, 2005, under the 2000 and 2003 Plan, the Company has a total of 2,067,335 options outstanding (this amount is net of cancellations and includes 232,000 of options issued to non-employees) to purchase shares of common share to certain members of management, employees, consultants and directors. The details of option activity of the plan is as follows:

	Number of Shares (In thousands)	Weighted Average Exercise Price
Outstanding, December 31, 2002	2,457	$4.30
Granted	151	$4.63
Exercised	(203)	$3.16
Cancelled	(578)	$4.49

Outstanding, December 31, 2003	1,827	$4.40
Granted	—	—
Exercised	(198)	$3.38
Cancelled	(275)	$5.46

Outstanding, December 31, 2004	1,354	$4.30
Granted	999	$1.99
Exercised	0	$—
Cancelled	(286)	$3.87

Outstanding, December 31, 2005	2,067	$3.23

The amount of options exercisable at December 31, 2005, 2004 and 2003 were 2,016,000, 1,269,000, and 1,305,000, at weighted average exercise prices of $3.26, $4.38, and $4.74, respectively. The following table summarizes information related to currently outstanding exercisable options at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercises Prices	Shares Outstanding (In thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable (In thousands)	Weighted Average Exercise Price
$1.57 - $2.48	910	8.62 years	$1.81	860	$1.80
$3.05 - $4.35	759	1.20 years	$3.78	758	$3.79
$6.05- $10.00	398	4.10 years	$6.97	398	$6.97

Total	2,067	4.84 years	$3.23	2,016	$3.26

NOTE 21 – UNEARNED COMPENSATION:

On October 22, 2003, the board of directors authorized the 2003 Incentive Plan and awarded 419,458 units of restricted common share to 67 individuals with greater than six months of service with the Company. The vesting period for each grant ranges from 12 to 39 months and the units are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one share of common share for each unit vested. None of the grants have gone to executive management of the Company nor have these individuals participated in any of Newtek’s incentive restricted share or option programs. On the date of grant the Company had recorded unearned compensation of $2,349,000 measured by the fair market value of the underlying shares on the grant date, which was $5.60.

NOTE 21 – UNEARNED COMPENSATION (Continued):

In connection with the CrystalTech acquisition, the Company issued 69,444 shares of restricted common share to employees, vesting periods ranged from 12 to 36 months and the shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one share of common share for each share vested. On the date of grant the Company had recorded unearned compensation of $252,000 measured by the fair market value of the underlying share on the grant date, which was $3.63.

In May of 2005, the Company issued a grant from the 2000 Plan to employees of one of our subsidiaries. Total units granted were 49,100 units of restricted common shares to 41 individuals with greater than six months of service with the Company. The vesting period for each grant was 18 months and the units are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one share of common share for each unit vested. None of the grants have gone to executive management of the Company nor have these individuals participated in any of Newtek’s incentive restricted share or option programs. On the date of grant the Company had recorded unearned compensation of $125,000 measured by the fair market value of the underlying share on the grant date, which was $2.55.

Unearned compensation has been classified as a reduction to shareholders’ equity in the accompanying consolidated balance sheet at December 31, 2005 and 2004. The amount of compensation expense relating to the grants was approximately $812,000 and $899,000 and is included in the accompanying consolidated statement of income for the years ended December 31, 2005 and 2004, respectively.

NOTE 22 – EARNINGS PER SHARE:

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common share equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. (Amounts in Thousands, except for Per Share Data)

	YEAR ENDED DECEMBER 31,
The calculations of Net Income Per Share were:	2005	2004	2003
Numerator:
Numerator for basic and diluted EPS - income available to common share holders	$7,727	$10,615	$9,569
Numerator for basic and diluted EPS - extraordinary item	—	—	187
Numerator for basic and diluted EPS - income before extraordinary item	$7,727	$10,615	$9,382
Denominator:
Denominator for basic EPS - weighted average shares	34,241	30,068	25,777
Effect of dilutive securities (stock options and restricted stock units)	39	311	400
Denominator for diluted EPS - weighted average shares	34,280	30,379	26,177
Net EPS: Basic	$.23	$.35	$.37
Net EPS: Diluted	$.23	$.35	$.37
Net EPS : Basic before extraordinary gain	$.23	$.35	$.36
Net EPS : Diluted before extraordinary gain	$.23	$.35	$.36

The amount of anti-dilutive shares/units excluded from above is as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
Stock options	1,393	324	480
Warrants	6	6	—
Contingently issuable shares	791	1,283	583

NOTE 23 – ACQUISITIONS:

CrystalTech Web Hosting Inc.

During the year period ended December 31, 2005, the Company finalized the purchase price allocation of the CrystalTech Web Hosting Inc., acquisition. The following summarizes the final fair values of the assets acquired and the liabilities assumed at the date of acquisition:

(In thousands)

Accounts receivable	$68
Customer accounts	3,839
Trademark	550
Software	483
Non compete	11
Goodwill	5,542
Fixed assets	189
Other assets	10

Total assets acquired	$10,692

Current liabilities (including accrued acquisition costs)	$384
Deferred revenues	802

Total liabilities assumed	1,186

Purchase price, net of cash acquired	$9,506

The difference between the aggregate purchase price and the fair value of the assets acquired and the liabilities assumed has been recorded as goodwill. Customer accounts and the non-compete are being amortized over a five year period, and software is being amortized over a three year period. During August 2005, Crystal Tech’s CEO earned an additional $1,229,000 ($750,000 in cash and 208,333 shares of Newtek stock valued at $479,000) pursuant to the asset purchase agreement.

Newtek Insurance Agency (“NIA”) (formerly known as Vistar Insurance Agency)

On July 30, 2004, Colorado Outsourced Technology Solutions LLC (a Newtek owned company) purchased Newtek Insurance Agency (“NIA”), a Maryland Corporation. NIA is an alternative insurance distributor helping financial institutions and agents establish or expand insurance operations. It is licensed to conduct insurance agency business in 49 states and has a complete line of insurance products in the areas of life, health, property and casualty, disability and employee benefits. The acquisition of NIA complemented our insurance product line, and expanded our cross- selling customer base approach through our direct distribution channels.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

(In thousands)

Accounts receivable	$126
Intangibles	748
Fixed assets	34
Other assets	74

Total assets acquired	$982

Current liabilities (including accrued acquisition costs)	$402

Total liabilities assumed	$402

Purchase price, net of cash received	$580

NOTE 23 – ACQUISITIONS (CONTINUED):

The difference between the aggregate purchase price and the fair value of the assets acquired and the liabilities assumed has been recorded as intangible assets with useful lives ranging from 18 months to 3 years.

Automated Merchant Services Acquisition

On August 7, 2003, a majority-owned subsidiary of Newtek completed the acquisition of substantially all of the stock of Automated Merchant Services, Inc. (“AMS”), a company engaged in the business of soliciting merchants and others for electronic payment processing services. The acquisition brought to Newtek’s electronic payment processing business an additional 2,100 existing clients as of closing, as well as 10 customer representatives covering the Southern Florida market. In addition to gaining a significant foothold in the Florida small to medium-sized business market, Newtek is utilizing this acquisition to cross-market other Newtek products and services including its small business lending service, outsourced financial information systems service and tax and insurance services. Newtek plans on growing AMS beyond the Florida market and expanding its product base to include everything that Newtek’s existing processing marketer, Newtek Merchant Solutions, offers. Newtek’s aggregate cost to acquire AMS was approximately $3.1 million, of which $1.5 million was paid in cash and $1.2 million in three year, 6 percent promissory notes issued to the selling shareholders. Also included in the aggregate cost is $160,000 of AMS liabilities assumed by Newtek and $215,000 of acquisition costs.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. (In thousands)

Accounts receivable	$155
Customer merchant accounts	2,910
Other Assets	3

Total assets acquired	$3,068

Current liabilities	$49
Notes payable to seller	1,200
Shares of Newtek stock to seller	111
Total liabilities assumed	$1,360

Cash paid	$1,708

The difference between the aggregate purchase price of $3,068,000 (including acquisition costs of $215,000) and the fair value of the tangible assets acquired, $158,000, has been recorded as customer merchant accounts. These customer accounts are being amortized over a sixty-six month period.

The results of acquisitions above have been included in the accompanying consolidated financial statements since the respective date of the acquisitions.

Pro Forma Results

The following unaudited pro forma results of operations set forth below is based upon the Company’s historical consolidated statements of income for the years ended December 31, 2004 and 2003, adjusted to give effect to the acquisitions of CrystalTech, Vistar and Automated Merchant Services, Inc. as of January 1, 2003. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

NOTE 23 – ACQUISITIONS (CONTINUED):

Pro forma (unaudited) for the years ended December 31 (In Thousands, except Per Share Data):

	2004	2003
Total revenues	$74,233	$67,516
Income before extraordinary items	11,971	10,485
Net Income	11,971	10,485
Income per share – basic	$.40	$.41
Income per share – diluted	$.40	$.40
Income before extraordinary items-basic	$.40	$.41
Income before extraordinary items- diluted	$.40	$.40

NOTE 24 – SEGMENT REPORTING:

Operating segments are organized internally primarily by the type of services provided, and in accordance with SFAS No. 131, the Company has aggregated similar operating segments into six reportable segments, SBA lending, electronic payment processing, web hosting, Capcos, corporate activities and all other.

Effective in the fourth quarter of 2005 the Company has increased the number of operating segments from four to six. Historically a substantial amount of resources were dedicated to new Capcos and the investment of the proceeds in qualified businesses and the managing of these businesses. Since management does not anticipate any new Capcos in the foreseeable future the Company has changed its internal reporting to better evaluate and manage the existing Capco business, its Corporate activities and its portfolio of small businesses included in the All other segment. The segment previously called Capco and other, which Management previously evaluated as one integrated segment, is now being evaluated as three segments – Capco, Corporate activities and All other. The segment information for prior periods has been restated to conform to the current disclosure.

The SBA lending segment is NSBF, a licensed, Small Business Administration (SBA) lender that originates, sells and services loans to qualifying small businesses, which are partially guaranteed by the SBA.

As an SBA lender, NSBF generates revenues from sales of loans, servicing income for those loans retained to service by NSBF and interest income earned on the loans themselves. The lender also generates expenses such as interest, professional fees, payroll and consulting, depreciation and amortization, and provision for loan losses, all of which are included in the respective caption on the consolidated statement of income. NSBF also has expenses such as loan recovery expenses, loan processing costs, and other expenses that are all included in the other expense caption on the consolidated statements of income.

The electronic payment processing segment is a processor of credit card transactions, as well as a marketer of credit card and check approval services to the small business market. Revenue generated from electronic payment processing is included on the consolidated statements of income as a separate line item. Expenses include direct costs (included in a separate line captioned electronic payment processing direct costs), professional fees, payroll and consulting, and other expenses, all of which are included in the respective caption on the consolidated statements of income.

NOTE 24 – SEGMENT REPORTING (Continued):

The web hosting segment consists of CrystalTech Web Hosting, acquired in July 2004. CrystalTech’s revenues are derived primarily from web hosting services of web hosting and set up fees. CrystalTech generates expenses such as professional fees, payroll and consulting, and depreciation and amortization, which are included in the respective caption on the accompanying consolidated statements of income, as well as licenses and fees, rent, and general office expenses, all of which are included in other expenses in the respective caption on the consolidated statements of income.

The Capco segment, which consists of the fifteen Capcos, generates non-cash income from tax credits, interest income and gains from investments in qualified businesses which are included in other income. Expenses primarily include non-cash interest and insurance expense, professional fees consisting of management fees paid to Newtek, legal and auditing fees and losses from investments in qualified businesses.

The all other segment includes revenue and expenses from businesses formed from qualified investments made through the Capco programs which can not be aggregated with other operating segments.

Corporate activities represent revenue and expenses not allocated to our segments. Revenue includes interest income and management fees earned from Capcos. Expenses primarily include corporate operations related to broad-based sales and marketing, legal, finance, information technology, corporate development and additional costs associated with administering the Capcos.

Management has considered the following characteristics when making its determination of its operating and reportable segments:

•	the nature of the product and services,

•	the type or class of customer for their products and services,

•	the methods used to distribute their products or provide their services, and

•	the nature of the regulatory environment, for example, banking, insurance, or public utilities.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

NOTE 24 – SEGMENT REPORTING (Continued):

(In thousands)

	For the year ended December 31, 2005	For the year ended December 31, 2004	For the year ended December 31, 2003
Third Party Revenue
SBA lending	$10,684	$10,337	$7,390
Electronic payment processing	32,753	19,071	6,340
Web hosting	10,674	4,418
Capco’s	37,767	34,450	45,730
All other	4,458	1,716	1,076
Corporate activities	5,118	4,598	3,883

Total reportable segments	101,454	74,590	64,419

Eliminations	(4,655)	(4,410)	(3,926)

Consolidated Total	$96,799	$70,180	$60,493

Inter Segment Revenue
SBA lending	$—	$—	$—
Electronic payment processing	294	89	2
Web hosting	90	—	—
Capco	642	447	124
All other	1,796	355	285
Corporate activities	2,596	1,329	635

Total reportable segments	5,418	2,220	1,046
Eliminations	(5,418)	(2,220)	(1,046)

Consolidated Total	$—	$—	$—

Income (loss) before provision for income taxes and extraordinary items
SBA lending	$(28)	$2,729	$751
Electronic payment processing	2,205	1,174	(920)
Web hosting	3,646	2,165	—
Capco	16,130	15,048	22,894
All other	(2,716)	(2,809)	(1,656)
Corporate activities	(4,718)	(1,225)	(4,597)

Total	$14,519	$17,082	$16,472

Depreciation and Amortization
SBA lending	$1,034	$837	$51
Electronic payment processing	912	705	313
Web hosting	1,904	587	—
Capco	3	8	9
All other	549	201	46
Corporate activities	147	121	85

Total	$4,549	$2,459	$504

NOTE 24 – SEGMENT REPORTING (Continued):

	For the year ended December 31, 2005	For the year ended December 31, 2004	For the year ended December 31, 2003
Interest Expense, net
SBA lending	$(1,478)	$(1,612)	$(1,627)
Electronic payment processing	78	28	(15)
Web hosting	632	—	—
Capco	12,420	11,782	11,533
All other	(408)	9	(78)
Corporate activities	(61)	(2)	10

Consolidated total	11,183	10,205	9,823

Identifiable assets
SBA lending	$46,501	$48,840	$64,739
Electronic payment processing	9,664	3,507	7,309
Web hosting	17,101	12,367	—
Capco	172,847	139,618	111,652
All other	7,298	14,736	3,816
Corporate activities	11,602	9,330	4,668

Consolidated total	$265,013	$228,398	$192,184

NOTE 25 – QUARTERLY INFORMATION (UNAUDITED):

The following table sets forth certain unaudited consolidated quarterly statement of operations data from the eight quarters ending December 31, 2005. This information is unaudited but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below. The consolidated quarterly data should be read in conjunction with the current audited consolidated states and notes thereto.

NOTE 26 – QUARTERLY INFORMATION (UNAUDITED) (Continued):

	Three Months Ended (In Thousands, except Per Share Data)
2005	3/31 (as restated)	6/30	9/30	12/31
Total Revenue	$13,311	$26,226	$20,462	$36,800
Income (loss) before provision for income taxes and extraordinary items	$(4,864)	$7,002	$(2,079)	$14,460
Income (Loss) Before Extraordinary Gains	$(4,864)	$7,002	$(2,079)	$14,460
Net (Loss) Income	$(3,375)	$4,463	$(1,977)	$8,616
EPS – Basic	$(0.08)	$0.13	$(0.06)	$0.24
EPS – Diluted	$(0.08)	$0.13	$(0.06)	$0.24

	Three Months Ended (In Thousands, except Per Share Data)
2004	3/31	6/30	9/30	12/31
Total Revenue	$7,870	$14,482	$21,598	$26,230
Income (loss) before provision for or benefit from income taxes and extraordinary items	$(2,888)	$3,107	$7,317	$9,546
Income (Loss) Before Extraordinary Gains	$(1,704)	$1,833	$4,317	$6,169
Net Income	$(1,704)	$1,833	$4,317	$6,169
EPS – Basic	$(0.06)	$.07	$.13	$.18
EPS – Diluted	$(0.06)	$.07	$.13	$.18

Report of Independent Registered Public Accounting Firm

on

Financial Statement Schedule

To the Board of Directors and Shareholders

of Newtek Business Services, Inc.

Our audits of the consolidated financial statements referred to in our report dated May 4, 2006 appearing in the 2005 Annual Report to Shareholders of Newtek Business Services, Inc and its Subsidiaries (which report and consolidated financial statements are included herein in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15 (a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York

May 4, 2006

S-1

Newtek Business Services, Inc.

Schedule II – Valuation and Qualifying Accounts

For the year ended December 31, 2005

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
Loan Loss Reserves	1,621,000	2,258,000	339,000	(1,914,000)	2,304,000
Valuation allowance for deferred tax assets	4,707,000		643,000	(390,000)	4,960,000

Newtek Business Services, Inc. Schedule II – Valuation and Qualifying Accounts For the year ended December 31, 2004

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
Loan Loss Reserves	1,613,000	205,000	189,000[1]	386,000[2]	1,621,000
Valuation allowance for deferred tax assets	4,943,000	—	—	243,000[3]	4,707,000

Newtek Business Services, Inc. Schedule II – Valuation and Qualifying Accounts For the year ended December 31, 2003

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
Loan Loss Reserves	—	473,000	2,683,000[4]	1,543,000[5]	1,613,000
Valuation allowance for deferred tax assets	—	—	4,943,000[6]	—	4,943,000

[1]	Recovery of previously written off accounts.

[2]	Uncollectible accounts written off.

[3]	Recognition of previously reserved deferred tax asset

[4]	The company acquired Newtek Small Business Finance on January 1, 2003. In conjunction with this acquisition the company acquired a portfolio of small business loans with a loan loss reserve of $2,558,000. Additionally, included in other is $125,000 of recoveries of previously written off accounts.

[5]	Uncollectible accounts written off.

[6]	The company acquired a net operating loss carry-forward when it purchased majority ownership of Newtek Small Business Finance on January 1, 2003. This net operating loss carry-forward has been fully reserved by the company.

S-2