Form 10-Q
period 2006-03-31
NEWTEK BUSINESS SERVICES INC
filed 2006-07-14
CIK 1094019

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-16123

NEWTEK BUSINESS SERVICES, INC.

(Exact name of registrant as specified in its charter)

New York	11-3504638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

462 Seventh Avenue, 14th floor, New York, NY	10018
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 356-9500

Indicate by checkmark whether the registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of July 12, 2006, there were 35,872,247 of the Company’s Common Shares issued and outstanding.

Item 1. Financial Statements

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(In Thousands, except for Per Share Data)
	2006	2005
Revenue:
Electronic payment processing	$9,432	$6,011
Web hosting	3,164	2,249
Interest income	1,413	1,073
Income from tax credits	1,258	1,061
Premium income	614	363
Servicing fee income	499	450
Insurance commissions	244	221
Other income	1,538	1,883
Total revenue	18,162	13,311

Expenses:
Electronic payment processing costs	6,907	4,481
Interest	4,347	3,697
Consulting, payroll and benefits	4,139	4,097
Professional fees	2,120	1,739
Depreciation and amortization	1,415	1,089
Insurance	902	721
Provision for loan losses	119	651
Other	2,483	1,960
Total expenses	22,432	18,435

Loss before minority interest and benefit for income taxes	(4,270)	(5,124)

Minority interest	174	260

Loss before benefit for income taxes	(4,096)	(4,864)
Benefit for income taxes	1,368	1,489

Net loss	$(2,728)	$(3,375)

Weighted average common shares outstanding:
Basic	34,834	33,892
Diluted	34,834	33,892
Net loss per share :
Basic	$(.08)	$(.10)
Diluted	$(.08)	$(.10)

See accompanying notes to these unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND DECEMBER 31, 2005
(In Thousands, except for Per Share Data)
	March 31, 2006	December 31, 2005
	Unaudited	(Note 1)
ASSETS
Cash and cash equivalents	$35,248	$23,940
Restricted cash	14,065	20,067
Certificates of deposit	2,200	4,000
U.S. Treasury notes	3,184	4,449
Marketable securities	700	10,350
Credits in lieu of cash	106,467	109,475
SBA loans receivable (net of reserve for loan losses of $2,134 and $2,304, respectively)	31,917	32,028
Accounts receivable (net of allowance of $66 and $50, respectively)	2,154	2,109
SBA loans held for sale	2,765	1,155
Accrued interest receivable	416	416
Investments in qualified businesses - cost method investments	150	150
Investments in qualified businesses - held to maturity debt investments	3,859	3,596
Structured insurance product	3,394	3,377
Prepaid insurance	16,199	16,946
Prepaid expenses and other assets (net of accumulated amortization of deferred financing costs of $976 and $805, respectively)	7,602	7,036
Servicing assets (net of accumulated amortization of $1,157 and $952, respectively)	3,250	3,197
Fixed assets (net of accumulated depreciation and amortization of $2,926 and $2,302, respectively)	6,689	6,587
Customer accounts (net of accumulated amortization of $3,478 and $3,020, respectively)	5,394	5,818
Intangible assets (net of accumulated amortization of $498 and $437, respectively)	1,418	879
Goodwill	9,438	9,438
Total assets	$256,509	$265,013

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$8,758	$10,313
Notes payable - certified investors	3,969	3,947
Notes payable - insurance	9,250	9,250
Notes payable - other	6,156	9,880
Bank notes payable	23,080	21,287
Deferred revenue	1,594	1,459
Notes payable in credits in lieu of cash	91,128	92,048
Deferred tax liability	22,819	24,271
Total liabilities	166,754	172,455

Minority interest	4,814	5,033

Commitments and contingencies
Shareholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, issued and outstanding 34,856 and 34,809 not including 583 shares held in escrow)	697	696
Additional paid-in capital	53,388	53,737
Unearned compensation	—	(492)
Retained earnings	30,856	33,584
Total shareholders’ equity	84,941	87,525

Total liabilities and shareholders’ equity	$256,509	$265,013

See accompanying notes to these unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(In Thousands)

	2006	2005
Cash flows from operating activities:
Net loss	$(2,728)	$(3,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred loan origination fees, net	(37)	(112)
Capitalization of servicing assets	(258)	(220)
Income from tax credits	(1,258)	(1,061)
Deferred income taxes	(1,368)	(1,555)
Depreciation and amortization	1,415	1,089
Provision for loan losses	119	651
Accretion of interest income	(4)	(40)
Accretion of interest expense	3,343	3,034
Equity in earnings of investee	(95)	—
Stock-based compensation	158	414
Minority interest	(174)	(260)
Changes in assets and liabilities, net of the effect of business acquisitions:
SBA loans originated for sale	(7,879)	(8,851)
Proceeds from sale of SBA loans held for sale	6,269	5,657
Prepaid insurance	747	661
Prepaid expenses, accounts receivable, receivable from bank and other assets	(1,070)	(7,366)
Accounts payable, accrued expenses and deferred revenues	1,205	(2,974)
Net cash used in operating activities	(1,615)	(14,308)

Cash flows from investing activities:
Investments in qualified businesses	(5,551)	(438)
Return of investments in qualified businesses	5,288	338
Purchase of fixed assets	(623)	(1,342)
SBA loans originated for investment	(2,407)	(2,819)
Payments received on SBA loans	2,222	1,212
Change in restricted cash	3,291	4,701
Proceeds from sale of U.S. Treasury notes, certificates of deposit	13,314	—
Other investments	(34)	(38)
Net cash provided by investing activities	15,500	1,614

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (CONTINUED)
	2006	2005

Cash flows from financing activities:
Repayments of note payable—bank and other	(4,024)	(80)
Principal repayments of note payable-insurance	—	(692)
Proceeds from note payable and other	300	8,000
Change in restricted cash relating to NSBF financing	—	301
Net proceeds on SBA bank notes payable	1,792	7,240
Distribution to minority member	(45)	—
Net cash (used in) provided by financing activities	(1,977)	14,769

Net increase in cash and cash equivalents	11,908	2,075
Cash and cash equivalents - beginning of period	23,940	29,540

Cash and cash equivalents - end of period	$35,848	$31,615

Supplemental disclosure of cash flow activities:

Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$4,265	$4,165

CrystalTech Web Hosting, Inc. final purchase price allocations to goodwill
Additions to customer accounts	$—	$2,082
Additions to intangibles	—	560
Additions to furniture and fixtures	—	375
Deductions to goodwill	—	(3,258)
Net additions to assets and liabilities	—	241
Net effect on purchase price	$—	$—

See accompanying notes to these unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation and description of business

The unaudited condensed consolidated financial statements of Newtek Business Services, Inc. and Subsidiaries (the “Company” or “Newtek”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and include all wholly and majority owned subsidiaries, and several portfolio companies in which the certified capital companies (“Capco” or “Capcos”) own non-controlling minority interest in, or those of which Newtek is considered to be the primary beneficiary. All inter-company balances and transactions have been eliminated in consolidation. The minority interests are held by members of limited liability companies, which are non-tax paying entities. Accordingly, the minority interest is calculated before income taxes.

The accompanying notes to condensed consolidated financial statements should be read in conjunction with Newtek’s 2005 Annual Report on Form 10-K. These financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulations S-X and, therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States. The results of operations for an interim period may not give true indication of the results for the entire year.

Currently, the Company is absorbing losses attributable to certain of its minority interest holders. Once these entities return to profitability, the losses will be restored to the Company prior to allocation of profits to the minority holders.

Newtek is engaged in the business of providing financial products and business services to small- and medium-sized businesses through ownership and/or operation of specific primary lines of business as well as organizing certified Capco and investing funds made available under the Capco programs in small businesses.

The unaudited condensed consolidated financial statements of Newtek reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of Newtek at March 31, 2006 and their results of operations and cash flows for the three months ended March 31, 2006. All adjustments are of a normal recurring nature.

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

In general, the Capcos issue debt and equity instruments (“Certified Capital”) to insurance company investors (“Certified Investors”). The Capcos then make targeted investments (“Investments in Qualified Businesses”, as defined under the respective state statutes, or, “Qualified Businesses”) with the Certified Capital raised, which in many cases may be majority-owned or primarily controlled by the Capcos after the investments are consummated (excluding investments made by the Louisiana Capco). Participation in each Capco program legally entitles the Capco to receive (or earn) tax credits from the state upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the Capcos to maintain their state-issued certifications, the Capcos must make Investments in Qualified Businesses in accordance with these requirements. These state requirements are mirrored in the limitations agreed to by each Capco in its written agreements with its Certified Investors and limit the activities of the Capcos to conducting the business of a Capco. Each Capco also has separate, legal contractual arrangements with the Certified Investors obligating the Capco to refrain from unauthorized activities, to use the proceeds from the notes only for Capco-authorized (i.e., “qualified”) investments, to limit fees for professional services related to making, buying or selling investments; and to pay interest on the aforementioned debt instruments whether or not it meets the statutory requirements for Investments in Qualified Businesses.

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

Restricted Cash

Under the terms of the agreement between Newtek Small Business Finance, Inc. (“NSBF”) , a wholly owned subsidiary of the Company, and General Electric Capital Corporation (“GE”), all payments received from NSBF’s borrowers are transferred into a restricted bank account. NSBF uses these funds to pay required principal and interest to GE, amounts due to third party participants and certain other required payments. As of March 31, 2006 and December 31, 2005, NSBF restricted cash was $1,327,000 and $4,038,000, respectively.

The cash held by the Capcos is restricted for use in managing and operating the Capcos, making qualified investments and for the payment of income taxes. Total restricted cash held by the Capcos as of March 31, 2006 and December 31, 2005 was $12,613,000 and $15,904,000, respectively.

Under the terms of the processing agreement between Universal Processing Services of WI, LLC (d/b/a Newtek Merchant Solutions of WI, “NMS-WI”), and its primary processing bank, NMS-WI maintains a cash account as a reserve against chargeback losses. As processing fees are received by the processing banks, a certain percentage is allocated to the cash reserve account. Total restricted cash held at the processing bank at March 31, 2006 and December 31, 2005 totaled $125,000, respectively.

Stock - Based Compensation

Prior to January 1, 2006, the Company applied the disclosure-only provisions of SFAS 123,”Accounting for Stock-Based Compensation” (“SFAS 123”). In accordance with the provisions of SFAS 123, the Company applied APB 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock-based compensation plans and, accordingly, did not recognize compensation expense for stock options because we issued options at exercise prices equal to the market value at date of grant.

Effective January 1, 2006, the Company adopted SFAS 123 (revised 2004), “Share-Based Payment”(“SFAS 123R”), which revises SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model at the date of grant. The Company has elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption, based on the fair value at the original grant date. Prior year financial statements have not been restated.

In November 2005, the FASB issued FASB Staff Position No. FAS 123R-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies subsequent to the adoption of SFAS 123R.

The Newtek Business Services, Inc. 2000 Stock Incentive and Deferred Compensation Plan, as amended in 2002 (the “2000 Plan”), currently provides for the issuance of awards of restricted shares or options for up to a maximum of 4,250,000 common shares. All restricted shares or options have been issued at the fair market value on the date of grant. Options issued generally have a maximum term that ranges from 2 to 10 years and vesting provisions that range from 0 to 3 years.

The Newtek Business Services, Inc. 2003 Stock Incentive Plan (the “2003 Plan”) currently provides for the issuance of awards of restricted shares or options for up to a maximum of 1,000,000 common shares. All restricted shares or options have been issued at the fair market value on the date of grant. Options issued generally have a maximum term that ranges from 2 to 10 years and vesting provisions that range from 0 to 3 years.

A summary of stock option activity under the 2000 and 2003 Plans as of March 31, 2006 and changes during the period then ended is presented below:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in Thousands)
Outstanding December 31, 2005	2,067	$3.23
Granted	-	—
Exercised	-	—
Cancelled	(78)	4.96
Outstanding March 31, 2006	1,989	$3.16	4.79	$0
Exercisable March 31, 2006	1,939	$3.20	4.85	$0

There were no options granted during the three months ended March 31, 2006. The weighted average fair market value of options granted during the three months ended March 31 2005, estimated as of the grant date using the Black Scholes Model, was $1.07. There were no options exercised during the three months ended March 31, 2006 and 2005.

The fair value of each option granted was estimated using the Black-Scholes Model in 2005 with the following assumptions: expected volatility of 43-85%, risk-free interest rate of 1.61% to 6.15%, respectively, expected dividends of $0 and expected terms of 1-6 years.

A summary of the status of Newtek’s non-vested restricted shares as of March 31, 2006 and changes during the period then ended is presented below:

Non-vested Restricted Shares	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	179	$4.22
Granted	30	$1.97
Exercised	(47)	$2.72
Forfeited	(2)	$4.13
Non-vested at March 31, 2006	160	$4.24

As of March 31, 2006, there were $385,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized ratably through the year ending December 31, 2009. The total fair market value of restricted shares vested during the three months ended March 31, 2006 and 2005 was $128,000 and $191,000, respectively.

The adoption of SFAS 123R during the first quarter of 2006 did not have a material impact, as all options were fully vested by December 31, 2005, except for one option grant which yielded $12,000 of share-based compensation expense for the three months ended March 31, 2006.

The net loss for the three months ended March 31, 2005 does not include any compensation charges related to options granted to employees. The following table illustrates the proforma effect on Net Loss and Loss per share assuming the Company had applied the fair value recognition provisions of SFAS 123 instead of the intrinsic value method under APB 25 to stock - based employee compensation for the three months ended March 31, 2005:

Three Months Ended March 31, 2005
As reported
Net loss	$(3,375)
Add: Total stock-based employee compensation expense recognized, net of related tax effects	236
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(330)

Pro forma net loss	$(3,469)

Loss per share:
Basic - as reported	$(0.10)

Diluted - as reported	$(0.10)

Diluted - pro forma	$(0.10)

Use of Estimates

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

Fair value of financial instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (“SFAS 107”) requires the disclosure of the estimated fair values of financial instruments. Excluding property and equipment, substantially all of the Company’s assets and liabilities are considered financial instruments as defined by SFAS  107. Fair value is defined as the price at which a financial instrument could be liquidated in an orderly manner over a reasonable time period under present market conditions. Fair value estimates are subjective in nature and are dependent on a number of significant assumptions associated with each instrument or group of similar instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows and relevant available market information. Fair value information is supposed to represent estimates of the amounts at which financial instruments could be exchanged in current transactions between willing buyers and sellers engaging in exchange transactions. However, since there are no established trading markets for a significant portion of the Company’s financial instruments, the Companies may not be able to settle their financial instruments immediately; as such, the fair values are not necessarily indicative of the amounts that could be realized through immediate settlements. In addition, the majority of the Company’s financial instruments, such as loans receivable held for investment and bank notes payable, are held to maturity and are realized or paid according to the contractual agreements with the customers or counterparties.

SFAS 107 requires that, where available, quoted market prices be used to estimate fair values. However, because of the nature of the Company’s financial instruments, in many instances quoted market prices are not available. Accordingly, the Companies have estimated fair values on the basis of other valuation techniques permitted by SFAS  107, such as discounting estimated future cash flows at rates commensurate with the risks involved, or other acceptable methods. Fair values are required to be estimated without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible income tax ramifications, or estimated transaction costs. Fair values are also estimated at a specific point in time and are based on interest rates and other assumptions at that date. As the assumptions underlying these estimates change, the fair values of financial instruments will change.

Because SFAS 107 permits many alternative calculation techniques and because numerous assumptions have been used to estimate the Company’s fair values, reasonable comparisons of the Company’s fair value information with other financial institutions’ fair value information cannot necessarily be made.

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

New Accounting Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156 “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 156”) which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company is currently evaluating the impact of adoption, which is required to be adopted January 1, 2007.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 - COMMON STOCK:

In the first quarter of 2006, Newtek issued 50,196 common shares to the board of directors and employees. Newtek also granted one employee 3,428 shares of restricted stock valued at $7,400 during the quarter ended March 31, 2006. The fair market value was determined using the fair value of the underlying common stock at the grant date. Half of the restricted shares vest immediately and the other half will vest in the 4th quarter of 2006. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one share of common stock for each restricted share vested.

NOTE 3—INVESTMENTS IN QUALIFIED BUSINESSES:

The various interests that the Company acquires in its qualified investments are accounted for under two methods: consolidation and cost method. The applicable accounting method is generally determined based on the Company’s voting interest, or the economics of the transaction if the investee is determined to be a variable interest entity.

Consolidation Method. Investments in which the Company directly or indirectly owns more than 50% of the outstanding voting securities, those the Company has effective control over, or those deemed to be a variable interest entity in which the Company is the primary beneficiary under the provisions of FIN 46R are generally accounted for under the consolidation method of accounting. Under this method, an investment’s financial position and results of operations are reflected within the Company’s Consolidated Balance Sheets and Consolidated Statements of Operations. All significant inter-company accounts and transactions, including returns of principal, dividends, interest received and investment redemptions have been eliminated. The results of operations and cash flows of a consolidated operating entity are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest, exercised control over the entity for the entire interim period or was otherwise designated as the primary beneficiary. Upon dilution of control below 50%, or upon occurrence of a triggering event requiring reconsideration as to the primary beneficiary of a variable interest entity, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

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

Under the equity method of accounting, an investee’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Consolidated Statements of Income; however, the Company’s share of the earnings or losses of the investee is reflected in the caption “Other income” in the Consolidated Statements of Operations.

Cost Method. Investees not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such companies is not included in the Consolidated Balance Sheets and Consolidated Statements of Operations. However, cost method impairment charges are recognized, as necessary, in the Consolidated Statement of Operations. If circumstances suggest that the value of the investee has subsequently recovered, such recovery is not recorded until realized.

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

In accordance with the provisions of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” the Company classifies its debt investments as held-to-maturity and such investments are initially recorded at amortized cost. The Company considers several factors in determining whether an impairment exists on the investment, such as the investee’s net book value, cash flow, revenue growth and net income. In addition, the Investment Committee considers other factors, such as the economy and the investee company’s industry, to determine if an other than temporary decline in value exists in the Company’s investment.

HELD TO MATURITY DEBT INVESTMENTS—Summary (In thousands)

Total

Principal Outstanding at December 31, 2005	$3,596
Debt investments made in 2006	5,551
Return of principal —2006	(5,288)
Other than temporary decline in value of investments—2006	—

Principal Outstanding at March 31, 2006	$3,859

COST INVESTMENTS—Summary (In thousands)

Total cost investments at December 31, 2005	$150
Cost investments made in 2006	—
Other than temporary decline in value of investments—2006	—
Total cost investments at March 31, 2006	$150

The Company has not guaranteed any obligation of these investees, and the Company is not otherwise committed to provide further financial support for the investees. However, from time-to-time, the Company may decide to provide such additional financial support which, as of March 31, 2006 was zero. Should the Company determine that an impairment exists upon its periodic review, and it is deemed to be other than temporary, the Company will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the Consolidated Statements of Operations.

NOTE 4 - LOANS RECEIVABLE (NON-CAPCO):

Loans receivable are generated by NSBF and are primarily related to entities in the Eastern region of the United States with concentrations in the restaurant and hotel and motel industries.

Below is a summary of the activity in the SBA loan receivable balance, net of SBA loan loss reserves for the three months ended March 31, 2006: (In thousands)

Balance at December 31, 2005	$32,028
SBA loans originated for investment	2,559
Payments received in 2006	(2,222)
Loans foreclosed into real estate owned	(215)
Provision for SBA loan losses	(119)
Discount on loan originations, net	(114)
Balance at March 31, 2006	$31,917

Below is a summary of the activity in the reserve for loan losses balance for the three months ended March 31, 2006: (In thousands)

Balance at December 31, 2005	$2,304
SBA Loan loss provision charged in 2006	119
Recoveries	10
Loan charge-offs	(299)
Balance at March 31, 2006	$2,134

Below is a summary of the activity in the SBA loans held for sale for the three months ended March 31, 2006: (In thousands)

Balance at December 31, 2005	$1,155
Loan originations for sale	7,879
Loans sold	(6,269)
Balance at March 31, 2006	$2,765

All loans are priced at the prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with NSBF. As of March 31, 2006 and December 31, 2005, NSBF loans receivable held for investment with adjustable interest rates amounted to $31,847,000 and $34,200,000, respectively.

For the three months ended March 31, 2006 and 2005, NSBF funded approximately $10,438,000 and $11,814,000 in loans and sold approximately $6,269,000 and $5,657,000 of the guaranteed portion of the loans, respectively.

The GE credit line is collateralized by all the loans receivable held for investment and held for sale, in addition to all assets of NSBF.

The outstanding balances of loans past due ninety days or more and still accruing interest as of March 31, 2006 and December 31, 2005 amounted to $0 and $7,300, respectively.

At March 31, 2006 and December 31, 2005, total impaired nonaccrual loans amounted to $4,458,000 and $3,693,000, respectively. Approximately $711,000 and $907,000 of the allowance for loan losses were allocated against such impaired nonaccrual loans, respectively, in accordance with SFAS  114, “Accounting by Creditors for Impairment of a Loan-An Amendment of FASB No. 5 and 43”.

The following is a summary of Loans Receivable (in thousands) at:
	March 31, 2006	December 31, 2005
Due in one year or less	$29	$24
Due between one and five years	2,091	1,807
Due after five years	33,674	34,129
Total	35,794	35,960
Less : Allowance for loan losses	(2,134)	(2,304)
Less: Deferred origination fees, net	(1,743)	(1,628)

Balance (net)	$31,917	$32,028

NOTE 5—SERVICING ASSETS

NSBF reviews capitalized servicing rights for impairment. This review is performed based on risk strata, which are determined on a disaggregated basis given the predominant risk characteristics of the underlying loans. The predominant risk characteristics are loan term and year of loan origination.

The following summarizes the activity pertaining to servicing assets for the three months ended March 31, 2006 (in thousands):

Balance at December 31, 2005	$3,376
Servicing assets capitalized	258
Servicing assets amortized	(205)

Balance at March 31, 2006	3,429

Reserve for impairment of servicing assets:
Balance at December 31, 2005	(179)
Additions	(0)

Balance at March 31, 2006	(179)

Balance at March 31, 2006 (net of reserve)	$3,250

For the three months ended March 31, 2006 and 2005, servicing fees received amounted to $499,000 and $450,000, respectively

The estimated fair value of capitalized servicing rights was $3,250,000 and $3,197,000 at March 31, 2006 and December 31, 2005, respectively. The estimated fair value of servicing assets at both balance sheet dates was determined using a discount rate of 13.5%, weighted average prepayment speeds ranging from 1% to 19%, weighted average life of 3.9 years, and an average default rate of 3%.

The unpaid principal amount of loans serviced for others of approximately $174,447,000 and $175,982,000 at March 31, 2006 and December 31, 2005, respectively, is not included on the accompanying consolidated balance sheets.

Amortization of servicing assets for the year ended December 31, 2005 on the accompanying Condensed Consolidated Statements of Operations included a cumulative adjustment of approximately $184,000 (a reduction of amortization expenses) due to a change in NSBF’s amortization method. Although this adjustment relates to prior periods, the amount of the adjustment attributable to any prior year would not have been material to the Company's or NSBF’s financial condition or results of operations as reported for that year.

NOTE 6 - EARNINGS PER SHARE:

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common share equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

The calculations of Net loss per share were:

	(In thousands, except for Per Share Data)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Numerator: Numerator for basic and diluted EPS - loss available to common shareholders	$(2,728)	$(3,375)
Denominator: Denominator for basic and diluted EPS - weighted average shares	34,834	33,892
EPS: Basic	$(0.08)	$(0.10)
EPS: Diluted	$(0.08)	$(0.10)

The amount of anti-dilutive shares/units excluded from above is as follows:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Stock options and restricted stock	1,990	746
Warrants	216	216
Contingently issuable shares	861	1,283

NOTE 7 - NOTES PAYABLE-OTHER:

In March 2006, CrystalTech Web Hosting, Inc. (“CrystalTech”), a wholly owned subsidiary of the Company, prepaid $4,000,000 of the note payable to Technology Investment Capital Corp. (“TICC”). In conjunction with the prepayment, CrystalTech paid $127,000 in additional interest and revised the principal payments to $2,000,000 due in March 2008 and $2,000,000 due in March 2009.

NOTE 8—SBA LINE OF CREDIT:

In February 2006, GE and NSBF entered into a First Amendment to the GE Line of Credit Agreement. The amendment made adjustments to various financial covenants, including a net-worth maintenance level that NSBF had breached. GE has waived, upon the effectiveness of the amendment, specific defaults that would have resulted from the terms of the original agreement.

NOTE 9 - SEGMENT REPORTING:

Operating segments are organized internally primarily by the type of services provided, and in accordance with SFAS  131, “Disclosures About Segments of an Enterprise and Related Information,” the Company has aggregated similar operating segments into six reportable segments: SBA lending, electronic payment processing, web hosting, Capcos, corporate activities and all other.

Effective in the fourth quarter of 2005, the Company increased the number of operating segments from four to six. Historically a substantial amount of resources were dedicated to new Capcos and the investment of the proceeds in qualified businesses and the managing of these businesses. Since management does not anticipate any new Capcos in the foreseeable future, the Company has changed its internal reporting to better evaluate and manage the existing Capco business, its corporate activities and its portfolio of small businesses included in the all other segment. The segment previously called Capco and other, which Management previously evaluated as one integrated segment, is now being evaluated as three segments—Capcos, corporate activities and all other. The segment information for prior periods has been restated to conform to the current disclosure.

The SBA lending segment is NSBF, a licensed, U. S. Small Business Administration (SBA) lender that originates, sells and services loans to qualifying small businesses, which are partially guaranteed by the SBA.

As an SBA lender, NSBF generates revenues from sales of loans, servicing income for those loans retained to service by NSBF and interest income earned on the loans themselves. The lender also generates expenses such as interest, professional fees, payroll and consulting, depreciation and amortization, and provision for loan losses, all of which are included in the respective caption on the condensed consolidated statement of operations. NSBF also has expenses such as loan recovery expenses, loan processing costs, and other expenses that are all included in the other expenses caption on the condensed consolidated statements of operations.

The electronic payment processing segment is a marketer of credit card and check approval services to the small business market. Revenue generated from electronic payment processing is included on the condensed consolidated statements of income as a separate line item. Expenses include direct costs (included in a separate line captioned electronic payment processing direct costs), professional fees, payroll and consulting, and other expenses, all of which are included in the respective caption on the condensed consolidated statements of operations.

The web hosting segment consists of CrystalTech , acquired in July 2004. CrystalTech’s revenues are derived primarily from web hosting services and set up fees. CrystalTech generates expenses such as professional fees, payroll and consulting, and depreciation and amortization, which are included in the respective caption on the accompanying condensed consolidated statements of operations, as well as licenses and fees, rent, and general office expenses, all of which are included in other expenses in the respective caption on the condensed consolidated statements of operations.

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

The all other segment includes revenue and expenses from businesses formed from qualified investments made through the Capco programs which cannot be aggregated with other operating segments.

Corporate activities represent revenue and expenses not allocated to our segments. Revenue includes interest income and management fees earned from Capcos. Expenses primarily include corporate operations related to broad-based sales and marketing, legal, finance, information technology, corporate development and additional costs associated with administering the Capcos.

Management has considered the following characteristics when making its determination of its operating and reportable segments:

•	the nature of the product and services,

•	the type or class of customer for their products and services,

•	the methods used to distribute their products or provide their services, and

•	the nature of the regulatory environment, for example, banking, insurance, or public utilities.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Third Party Revenue	(in thousands)
SBA lending	$2,122	$2,222
Electronic payment processing	9,476	6,011
Web hosting	3,203	2,249
Capcos	1,568	1,324
All other	1,891	1,350
Corporate activities	1,263	1,315

Total reportable segments	19,523	14,471

Eliminations	(1,361)	(1,160)

Consolidated Total	18,162	13,311

Inter Segment Revenue
SBA lending	$—	$—
Electronic payment processing	84	66
Web hosting	15	—
Capcos	320	142

	For the three months ended March 31, 2006	For the three months ended March 31, 2005

All other	189	162
Corporate activities	531	555

Total reportable segments	1,139	925
Eliminations	(1,139)	(925)

Consolidated Total	$—	$—

Income (loss) before provision (benefit) for income taxes
SBA lending	$(56)	$(656)
Electronic payment processing	414	(46)
Web hosting	1,003	943
Capcos	(4,142)	(3,681)
All other	(300)	(567)
Corporate activities	(1,015)	(857)

Total	$(4,096)	$(4,864)

Depreciation and Amortization
SBA lending	$396	$398
Electronic payment processing	284	187
Web hosting	558	357
Capcos	5	—
All other	133	112
Corporate activities	39	35

Total	$1,415	$1,089

Identifiable assets	As of March 31, 2006	As of December 31, 2005
SBA lending	$45,306	$46,501
Electronic payment processing	10,060	9,664
Web hosting	14,012	17,101
Capcos	154,543	156,216
All other	26,912	28,845
Corporate activities	5,676	6,686

Consolidated total	$256,509	$265,013

In February 2006, in connection with the signing of the First Amendment to the GE Line of Credit Agreement, the board of NSBF authorized the issuance of 300 shares of a newly designated Series B Preferred Stock. The shares, valued at $10,000 each, were issued in exchange for the cancellation of $3,000,000 of subordinated debt owed to Newtek. The Company assessed the fair value of the Preferred Stock based on the fair value of the intercompany note extinguished since the transaction was not executed with a third party on an arms length basis. Accordingly, no gain or loss on extinguishment is included in the segment data.

Note 10 - Subsequent Events

On April 13, 2006, Summit Systems & Design, LLC, a Texas limited liability company, doing business as Newtek Merchant Solutions (“Summit”), which is an investment of WTXI, a Texas Capco, purchased a merchant processing credit card portfolio with 3,100 customers from Midwest Transaction Group, L.L.C., for a purchase price of $2,500,000. This portfolio has annual processing volume of approximately $240 million.

In June 2006, CrystalTech prepaid an additional $2,100,000 of the note payable to TICC. In conjunction with the prepayment the remaining principal payment of $1,900,000 is due in March 2008.

In June and July of 2006, the Company entered employment agreements with 3 officers. The agreements provide for aggregate annual base compensation of $875,000 as well as participation in future bonus plans and all executive benefit programs available to Company executives. All three agreements expire December 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes thereto included in another part of this Quarterly Report. This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. When used in this report the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

Our Capcos operate under a different set of rules in each of the 8 jurisdictions and these place varying requirements on the structure of our investments. In some cases, particularly in Louisiana, we don’t control the equity or management of a qualified business although at times we don’t always make that distinction.

We are a holding company for several wholly- and majority owned subsidiaries, including 15 certified capital companies which we refer to as Capcos, and several portfolio companies in which the Capcos own non-controlling minority interests We are a direct distributor of business services to the small and medium sized business market. Our target market represents a very significant marketplace in the US GDP, since approximately 51% of the GDP in the United States comes from small to medium size businesses, and nine out of ten businesses in the United States fit into this market segment. As of March 31, 2006, we had over 60,000 small and medium sized businesses in our portfolio. We use state of the art Web-based proprietary technology to be a low cost provider of products and services to our small and medium size business clients. We partner with Merrill Lynch, UBS, Citibank, the Credit Union National Association with its 9,100 credit unions and 8 million members, the Navy Federal Credit Union with 2.5 million members, General Motors Minority Dealers Association, The Veterans Corporation, National Physician’s Care, Inc. and the US Women’s Chamber of Commerce who have elected to outsource their business services and financial products to us rather than try to provide it for their customers themselves. We are a holding company for several wholly- and majority owned subsidiaries, including 15 Capcos, and several portfolio companies in which the Capcos own non-controlling minority interests. We are deemphasizing our Capco business in favor of growing our operating businesses.

The Company’s reportable business segments are:

SBA Lending: Newtek Small Business Finance, a licensed, U.S. Small Business Administration lender that originates, sells and services loans to qualifying small businesses, which are partially guaranteed by the SBA.

Electronic Payment Processing: A marketer of credit card processing and check approval services to the small- and medium-sized business market.

Web Hosting: CrystalTech Web Hosting, Inc. which offers shared and dedicated web hosting to the small- and medium-sized business market.

Capcos: Fifteen certified capital companies which invest in small- and medium-sized businesses. They generate non-cash income from tax credits and non-cash interest and insurance expenses.

All Other: Includes results from businesses formed from qualified investments made through Capco programs which can not be aggregated with other operating segments.

Corporate Activities: Revenue and expenses not allocated to our other segments, including interest income, Capco management fee income and corporate operations expenses.

Business Segments:

SBA Lending:

Revenues decreased slightly compared to the prior year corresponding period and were primarily affected by a decrease of $475,000 related to a one-time recovery of loan liquidation costs in 2005; partially offset by a $251,000 increase in premium income.

Loss before income taxes was $56,000, compared to a loss of $656,000 in the corresponding period of 2005 and was primarily affected by:

•
A $532,000 decrease in the provision for loan losses which in 2005 included a $550,000 increase in the provision to cover losses associated with the Commercial Capital Corporation portfolio acquired in 2002, partially offset by:

•	A net reduction of $438,000 in recoveries of loan liquidation costs.

Electronic Payment Processing:

Revenues increased $3,465,000, or 58%, compared to the prior year corresponding period and were primarily affected by:

•	A 45% growth in customers from 7,300 to 10,600 as a result of our marketing efforts;
•	Merchant portfolios, which included approximately 1,000 customers, purchased in 2005 which generated $142,000 of additional revenue in 2006.

Income before income taxes was $414,000, compared to a loss of $46,000 in the corresponding period in 2005 and was primarily affected by a substantial increase in revenue and the leverage of fixed costs.

Web Hosting:

Revenues increased $954,000, or 42%, compared to the corresponding period in the prior year and were primarily affected by:

•	An increase in customers from 37,000 to 48,000.
•	An increase in dedicated hosting customers which generate higher revenue per customer.

Income before income taxes increased $60,000, or 6% compared to the corresponding period and was primarily affected by:

•	An increase in revenues, partially offset by:
•	A decrease in the revenue per shared web hosting customer due to competitive pressures;
•	Increased payroll necessary to service the increased base of customers;
•	Increased depreciation due to capital invested in additional servers to support the growth in shared and dedicated web hosting customers , and
•	A $267,000 increase in interest expense due to an increase in borrowings during the period.

Capcos:

Revenues increased slightly due to income from tax credits from two additional Capcos (WTX1 and WNY5) compared to the corresponding period in 2005.

Loss before income taxes was $4,142,000, compared to a loss of $3,681,000 in the corresponding period of 2005 and was primarily affected by an increase in revenue offset by an increase in interest expense, insurance expense and management fees associated with the two additional Capcos.

All Other:

Revenues increased $541,000 or 40% compared to the prior year corresponding period and were primarily affected by:

•	An increase in lodging revenue totaling $1,016,000 derived from an investment in the fourth quarter of 2005 in Phoenix Development Group, a hotel in New Orleans; partially offset by:
•	A decrease in revenue from Exponential Business Development, Inc. of $719,000.

The loss before income taxes of $300,000 as compared with a loss of $567,000 in the corresponding period of the prior year was primarily affected by:

•	A profit of $534,000 in Phoenix Development Group; and
•	A net reduction in losses for a number of smaller investments; partially offset by:
•	A $524,000 loss in Where Eagles Fly, a Washington D.C. investment; and
•	A decrease in profit of $719,000 from Exponential Business Development, Inc.

Corporate Activities:

Revenues decreased slightly due to management fee income from two additional Capcos (WTX1 and WNY5) compared to the prior year corresponding period and an increase in interest income, offset by a decrease in other income.

The loss before income taxes was $1,015,000, compared to a loss of $857,000 in the corresponding period of the prior year.

Comparison of the three months ended March 31, 2006 and March 31, 2005

Revenues increased by $4,851,000, or 36%, to $18,162,000 for the three months ended March 31, 2006, from $13,311,000 for the three months ended March 31, 2005.

Electronic payment processing revenue increased by $3,421,000, or 57%, to $9,432,000 for the three months ended March 31, 2006 from $6,011,000 for the three months ended March 31, 2005 due to the increase in electronic payment processing customers. At March 31, 2006, we provided our payment services to over 10,600 customers across the United States, compared to 7,300 customers at March 31, 2005, an increase of 45%. Gross total processing volume increased by 31% to $423,000,000 for the three months ended March 31, 2006 from $323,000,000 for the three months ended March 31, 2005.

Web hosting income increased by $915,000, or 41%, to $3,164,000 for the three months ended March 31, 2006 from $2,249,000 for the three months ended March 31, 2005. The increase is due to the number of customers the Company provided services to and an increase in dedicated hosting customers which generate higher revenue per customer. At March 31, 2006 and 2005, CrystalTech was providing services to 48,000 and 37,000 customers, respectively.

Interest is generated from SBA lending activities, excess cash balances that are invested in money market accounts, U.S. Treasury notes, federal government backed securities mutual funds, non-cash accretions of structured insurance product and on held to maturity investments. The following table details the changes in these different forms of interest income:

(In thousands)	2006	2005	Change
NSBF activities	$843	$838	$5
Non-cash accretions	4	40	(36)
Qualified investments	75	10	65
Treasury and other	491	185	306

	$1,413	$1,073	$340

The increase in interest income in Treasury and other is generally due to an increase in interest rates on investments for the three months ended March 31, 2006 compared to the same period in 2005.

Income from tax credits increased by $197,000 to $1,258,000 for the three months ended March 31, 2006 from $1,061,000 for the three months ended March 31, 2005, due to two additional Capcos in the current three month period in 2006 compared to the same period in 2005.

Premium income increased by $251,000 to $614,000 for the three months ended March 31, 2006 from $363,000 for the three months ended March 31, 2005. The increase in premium income was attributable to NSBF selling 24 guaranteed loans in the three months ended March 31, 2006, aggregating $6,269,000 as compared to 35 loans sold aggregating $5,657,000 in the same period for the prior year. The premiums recognized in connection with these sales were $614,000 for the three months ended March 31, 2006 as compared with $474,000 in the same period for the prior year, offset by $111,000 of premiums being returned due to defaults or prepayments within 90 days of sale.

Servicing fee income related to SBA loans increased by $49,000 to $499,000 for the three months ended March 31, 2006 from $450,000 for the three month period ended March 31, 2005. The increase in servicing fee income was attributable to the servicing portfolio’s growth year over year. The portfolio in which we earn servicing fee income at March 31, 2006 aggregated $151,245,000 as compared with $127,679,000 at March 31, 2005.

Other income decreased by $345,000 to $1,538,000 for the three months ended March 31, 2006 from $1,883,000 for the three months ended March 31, 2005. Other income for the three months ended March 31, 2006 included $1,016,000 of lodging revenues from Phoenix Development Group, a subsidiary that operates a hotel in Louisiana. For the three months ended March 31, 2005, other income included $820,000 of income received by Exponential Business Development, L.P., on the sale of a portfolio company, as well as approximately $475,000 of other income from the reimbursement of loan recovery costs from the SBA.

Electronic payment processing direct costs increased by $2,426,000 to $6,907,000 for the three months ended March 31, 2006 from $4,481,000 for the three months ended March 31, 2005, an increase of 54%, which correlates to the significant increase in this business.

Changes in interest expense are summarized as follows:

(In thousands)	2006	2005	Change
Capco interest expense	$3,343	$3,034	$309
NSBF (SBA Lender) interest expense	512	452	60
Other interest expense	492	211	281

	$4,347	$3,697	$650

The increase in Capco expense relates to the two new Capcos formed in June and December 2005 (WTXI and WNYS) which had a full three months of expense in 2006 compared to zero in the three months ended March 31, 2005. The approximately $60,000 increase in SBA interest expense is attributable to the increase in the prime rate as well as an increase in the lending rate. Under the previous lines of credit with Deutsche Bank and Banco Popular, NSBF’s lending rate was prime minus 50 basis points and prime, respectively. Under the current credit agreement with GE, the lending rate is prime plus 50 basis points or Base LIBOR plus 2.75 basis points. These increases were offset by the decrease in the outstanding lines of credit from $35,227,000 at March 31, 2005 to $23,080,000 at March 31, 2006. The $281,000 increase in other interest expense is primarily related to the interest on the TICC note of $267,000.

Consulting, payroll and benefits increased by $42,000 to $4,139,000 for the three months ended March 31, 2006 from $4,097,000 for the three months ended March 31, 2005.

Professional fees increased by $381,000 to $2,120,000 for the three months ended March 31, 2006 from $1,739,000 for the three months ended March 31, 2005.

Depreciation and amortization expense increased by $326,000 to $1,415,000 for the three months ended March 31, 2006 from $1,089,000 for the three months ended March 31, 2005. This is due to the purchase of $623,000 of fixed assets in the three months ended March 31, 2006.

Insurance expense increased by $181,000 to $902,000 for the three months ended March 31, 2006 from $721,000 for the three months ended March 31, 2005. This increase is primarily due to the additional insurance relating to the new Capcos formed in June and December 2005 (WTXI and WNYS, respectively), totaling $144,000.

Provision for loan losses decreased by $532,000 to $119,000 for the three months ended March 31, 2006 from $651,000 for the three months ended March 31, 2005. This decrease was due to NSBF experiencing significant charge-offs in the first quarter of 2005, which required management to establish an additional provision in order to maintain its allowance for loan losses at a level which management believed adequately covered inherent losses in the existing loan portfolio. NSBF’s charges-offs, in both the acquired CCC portfolio as well as newly originated loans, were $299,000 in the three months ended March 31, 2006 as compared to $763,000 in the comparable period in 2005. The higher amount in 2005 was due to the completion of the liquidation process on certain loans from the acquired CCC portfolio and unexpected credit events from the acquired portfolio and newly originated loans.

Management’s ongoing estimates of the allowance for loan losses are particularly affected by the changing composition of the loan portfolio over the last few years. The loans acquired from CCC in December 2002, which are more seasoned than those originated by NSBF, comprise 31% of total loans held for investment as of March 31, 2006. Other portfolio characteristics, such as industry concentrations and loan collateral, which also impacts management’s estimates of the allowance for loan losses, have also changed since the acquisition. The changing nature of the portfolio and the limited past loss experience on the newly originated portfolio has resulted in management’s estimates of the allowance for loan losses being based more on subjective factors and less on empirically derived loss rates. Such estimates could differ from actual results, which may have a material effect on the Company’s results of operations or financial condition.

Other expenses increased by $523,000 to $2,483,000 for the three months ended March 31, 2006 from $1,960,000 for the three months ended March 31, 2005.

The effective tax benefit for the three months ended March 31, 2006 and 2005 were 33% and 31%, respectively. In both years no tax benefit was recorded for the taxable losses of NSBF as it is not included in the consolidated tax group. There were no material permanent differences in either year.

Net loss decreased by $647,000 to $2,728,000 for the three months ended March 31, 2006 from $3,375,000 for the three months ended March 31, 2005, due to the increases in revenue of $4,851,000 and total expenses of $3,997,000 discussed above, offset by the decrease in the tax benefit of $121,000, and in minority interest of $86,000.

Our operating businesses are dependent on the health of the small- and medium-sized segments of the U.S. economy.  The continuing rise in interest rates, along with the rise in gas and commodity prices, could have a negative impact on consumer spending which could adversely impact our small business customers. This could also negatively impact the value of commercial and residential real estate, which could adversely impact the loan portfolio of our SBA Lending segment.

Critical Accounting Policies and Estimates:

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Form 10-K for the fiscal year ended December 31, 2005. A discussion of the Company’s critical accounting policies, and the related estimates, are included in Management’s Discussion and Analysis of Results of Operations and Financial Position in its Form 10-K for the fiscal year ended December 31, 2005.  There have been no significant changes in the Company’s existing accounting policies or estimates since its fiscal year ended December 31, 2005.

Liquidity and Capital Resources
(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2006	2005
Net cash used in operating activities	$(1,615)	$(14,308)
Net cash provided by investing activities	15,500	1,614
Net cash (used in) provided by financing activities	(1,977)	14,769
Net increase in cash and cash equivalents	11,908	2,075

Cash and cash equivalents, beginning of period	23,940	29,540
Cash and cash equivalents, end of period	$35,848	$31,615

Cash requirements and liquidity needs are primarily funded through our capacity to borrow from our $75 million GE line of credit to originate and warehouse the guaranteed and unguaranteed portion of loans of our SBA lending unit and available cash and cash equivalents. The availability of the lending facility is subject to the compliance with certain covenants and collateral requirements as set forth in the agreement. At March 31, 2006, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $35,848,000 and $2,513,000 available through the lending facility.

In addition, the Company held $2,200,000 in Certificates of Deposit, $3,184,000 in U.S. Treasury Notes and $100,000 in Marketable Securities which are classified as held for sale and could be converted to cash and cash equivalents. Restricted cash totaling $12,613,000 which is held in Capcos can be used in managing and operating the Capcos, making qualified investments, to repay debt obligations and for the payment of income taxes.

Net cash used in operating activities is affected by noncash revenues and expenses associated with our Capco segments. In the period ended March 31, 2006 noncash interest accretion associated with notes payable in credits in lieu of cash totaled $3,343,000 while the noncash expensing of insurance purchased at the time Capcos were formed totaled $747,000. This offset noncash income from tax credits of $1,258,000, thereby generating a noncash loss of $2,832,000. In 2005, interest accretion totaled $3,034,000, the expensing of insurance totaled $661,000 and income from tax credits totaled $1,061,000, thereby generating a noncash loss of $2,634,000.

Net cash provided by investing activities primarily includes investments and repayments of qualified debt investments made by our Capcos, activity regarding the unguaranteed portions of SBA loans, the purchase of fixed assets and changes in our restricted cash and investments. During 2006 we increased our net investment in Capco investments by $263,000, our net investment in unguaranteed loans by $185,000 and purchased $623,000 of fixed assets primarily to support increased customers in our web hosting segment. In the first three months of 2006 we had $13,314,000 in net redemptions in our Certificates of Deposit, U. S. Treasury Notes and Marketable Securities and a reduction of $3,291,000 in our restricted cash held by Capcos.

Net cash used in financing activities primarily includes changes in notes payable - insurance, the proceeds of which were used to finance Capco activities, notes payable - other which were funds borrowed by CrystalTech Web Hosting, Inc. from TICC and the GE line of credit which is the lending facility for our SBA lending operation.

In 2005, $692,000 of notes payable-insurance were repaid. In 2005, the Company borrowed $8,000,000 from TICC, $4,000,000 of which was prepaid through March 31, 2006. The Company prepaid an additional $2,100,000 on June 30, 2006. The GE line of credit payable decreased by $1,792,000 in 2006 and increased by $7,240,000 in 2005.

Historically Newtek has funded its operations through the issuance of notes to insurance companies through the Capco programs. We do not believe there are any new Capco programs currently being formed and as such are not anticipating any cash flow from new Capco programs for the foreseeable future.

We believe our operating cash flow, available borrowing capacity, existing cash and cash equivalents and other investments should provide adequate funds for continuing operations, investments required under our Capco programs and principal and interest payments on our debt.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

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

Because Newtek Small Business Finance, Inc., our SBA lender, borrows money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds.  The Company had approximately $23,080,000 at March 31, 2006 outstanding on the GE line of credit. Interest rates on such notes are variable at prime plus 0.50 or base LIBOR plus 2.75%. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income.  In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income.  We have analyzed the potential impact of changes in interest rates on interest income net of interest expense.  Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have the effect of a net increase (decrease) in assets by less than 1% for the first quarter of 2006.  Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could effect a net increase (decrease) in assets.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

Additionally, we do not have significant exposure to changing interest rates on invested cash and cash equivalents, U.S. Treasury notes and marketable securities which was approximately $55,397,000 and $62,506,000 at March 31, 2006 and December 31, 2005, respectively. Newtek invests cash mainly in money market accounts and other investment-grade securities and does not purchase or hold derivative financial instruments for trading purposes.

Item 4. Controls and Procedures.

As of the three months ended March 31, 2006, an evaluation of our disclosure controls and procedures was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO). As a result of the material weakness identified below, management has concluded that our disclosure controls and procedures were not effective as of March 31, 2006.

As defined under applicable Securities and Exchange Commission (“SEC”) rules the term “disclosure controls and procedures” are designed to ensure that information required to be disclosed in the reports that an issuer files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported with in the timer periods specified in the SEC rules. Disclosure controls and procedures include normal internal controls designed to ensure that information required to be disclose is accumulated and communicated to the issuer management including the CEO and CFO to allow timely decisions regarding required disclosure. Disclosure controls include internal controls that are designed to provide reasonable assurance that transactions are properly recorded and reported. A material weakness in disclosure controls would be a control deficiency or combination of control deficiencies that results in a more than remote likelihood that information required to be disclosed is not recorded, processed, summarized and reported within the time periods specified by the SEC.

As of March 31, 2006, we did not maintain effective controls over the financial reporting process and the preparation, review, presentation and disclosure of our consolidated financial statements which contributed to our inability to file timely this Quarterly Report. Specifically, we did not maintain a sufficient complement of financial personnel with adequate training and experience in accounting and financial reporting commensurate with our financial reporting requirements. Accordingly, management has determined that this control deficiency constitutes a material weakness. The determination by our management also noted that the weakness related to the non-timely manner in which the procedures were implemented and not to any weakness related to the accuracy of the financial reporting; no restatements of any previously reported results are called for.

We have placed significant emphasis on remediation of this disclosure weakness and have undertaken to increase the number of qualified staff available to assist in the assembly and preparation of financial statements and to supplement the training of existing personnel. On June 28, 2006 we announced the hiring of three key employees to be added to our accounting and finance staff.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters To a Vote of Security Holders.

(a) On June 23, 2006, subsequent to the conclusion of the period covered by this quarterly report on Form 10-Q, for the period ended March 31, 2006, we held our annual meeting of shareholders, at which there were present in person or by proxy 31,072,567, or 86.68%, of the outstanding common shares.

(b) All seven of the incumbent directors were reelected for one, two or three year terms with votes as follows:

	FOR	WITHHELD

David C. Beck	30,419,026	653,541
(Two-year term)

Salvatore F. Mulia	30,897,188	175,379
(One-year term)

Christopher G. Payan	30,419,026	653,541
(Three-year term)

Jeffrey G. Rubin	30,899,083	173,484
(One-year term)

Michael A. Schwartz	30,418,276	654,291
(Three-year term)

Jeffrey M. Schottenstein	30,895,038	177,529
(Two-year term)

Barry Sloane	30,901,558	171,099
(Three-year term)

(c) In addition to the election of directors, shareholders voted upon and approved an amendment to the Certificate of Incorporation to create a classified board of directors, with three classes to serve for three year terms following a transition period. The vote was:

For:	18,420,078 votes
Against:	2,111,908 votes
Abstained:	27,512 votes

(d) The shareholders also voted for and approved the ratification of the selection of J. H. Cohn LLP as our Independent Registered Public Accounting Firm for the Company for the year ending December 31, 2006. The vote was:

For:	30,911,240 votes
Against:	129,065 votes
Abstained:	32,262 votes

Item 5. Other Information

On July 13, 2006, the Registrant appointed Craig J. Brunet as Executive Vice President -Strategic Planning and Marketing. Mr. Brunet has previously served as Chairman and Chief Executive Officer of the Company’s Harvest Strategies subsidiary, since June 1, 2001. Mr. Brunet is 58 years old.

From 1984 - 1989, Mr. Brunet served as Director of Strategic Planning for ATT, where he managed all special development and modifications to standard AT&T products to include non-standard pricing, terms and conditions, hardware and software strategic initiatives, FCC Tariffs, as well as joint venture and/or integration requirements for the top 50 AT&T accounts. In 1989, Mr. Brunet joined Entergy Corporation as Executive Vice President of Entergy Corporation responsible for managing and directing the overall Entergy System retail and wholesale marketing effort including strategy development, policy preparation and administration, market development and market analysis and research. During his tenure with Entergy he served as Chairman of the Strategic Planning Committee of the Electric Power Research Institute (EPRI) and served on the Board of Directors of Entergy Enterprises guiding decisions on unregulated activities including strategic acquisition and investments in generation, distribution and new technology assets domestically and internationally. From 1993 - 1996, Mr. Brunet served as Chairman, CEO and President of First Pacific Networks, a leader in the initial development and deployment of broadband technologies in the United States and Europe. During this period he was also Chairman of the Board of Credit Depot Corporation, a publicly traded multi-state mortgage company and served as Chairman of both the Audit Committee and Compensation Committee.

Mr. Brunet entered into an employment agreement with the Company which provides for annual base compensation of $240,000 plus participation in future bonus plans and all executive benefit programs available to Company executives. The term of the agreement is for 18 months through December 31, 2007.

On July 13, 2006, the Registrant issued a press release entitled “Newtek Reports Earnings and EBITDA from Primary Segments for Q1”regarding its results of operations for the first quarter of 2006. (See: Exhibit 99.1)

Item 6. Exhibits

Exhibit No.	Description

10.1	Employment Agreement dated June 30, 2006 between Registrant and Barry Sloane
10.2	Employment Agreement dated June 30, 2006 between Registrant and Jeffrey G. Rubin
10.3	Employment Agreement dated July 13, 2006 between Registrant and Craig J. Brunet
10.4	Lease Agreement dated June 24, 2006 between CrystalTech Web Hosting, Inc. and LaPour Deer Valley, LLC for Phoenix office space
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated July, 13, 2006 entitled “Newtek Reports Earnings and EBITDA from Primary Segments for Q1.”
99.2	Presentation dated July 13, 2006 entitled "2006 First Quarter Shareholder Conference Call"

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: July 14, 2006	By:	/s/ Barry Sloane
Barry Sloane Chairman of the Board, Chief Executive Officer and Secretary

Date: July 14, 2006	By:	/s/ Michael J. Holden
Michael J. Holden, Treasurer, Chief Financial Officer, Chief Accounting Officer