Form 10-Q
period 2006-06-30
NEWTEK BUSINESS SERVICES INC
filed 2006-08-14
CIK 1094019

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes ☐ No ☒

As of August 12, 2006, there were 34,743,072 of the Company’s Common Shares issued and outstanding.

Item 1. Financial Statements (Unaudited)

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(In Thousands, except for Per Share Data)

	Three Months ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Electronic payment processing	$10,694	$7,509	$20,126	$13,520
Web hosting	3,310	2,662	6,474	4,911
Interest income	1,923	1,256	3,336	2,329
Income from tax credits	2,022	10,336	3,280	11,398
Premium income	763	2,156	1,377	2,518
Servicing fee income	487	487	986	937
Insurance commissions	188	497	432	718
Other income	596	1,323	2,134	3,206
Total revenue	19,983	26,226	38,145	39,537

Expenses:
Electronic payment processing costs	7,555	5,470	14,462	9,951
Interest	4,597	3,880	8,944	7,578
Consulting, payroll and benefits	4,196	4,214	8,335	8,312
Professional fees	1,900	1,801	4,020	3,539
Depreciation and amortization	1,597	1,184	3,012	2,273
Insurance	887	743	1,789	1,463
Provision for loan losses	235	450	354	1,101
Other	2,455	1,594	4,938	3,554
Total expenses	23,422	19,336	45,854	37,771

Income (loss) before minority interest and benefit (provision) for income taxes	(3,439)	6,890	(7,709)	1,766

Minority interest	85	112	259	372

Income (Loss) before benefit for income taxes	(3,354)	7,002	(7,450)	2,138
Benefit (provision) for income taxes	1,067	(2,539)	2,435	(1,050)
Net income (loss)	$(2,287)	$4,463	$(5,015)	1,088

Weighted average common shares outstanding:
Basic	34,696	33,962	34,765	33,927
Diluted	34,696	34,044	34,765	34,075
Net income (loss) per share :
Basic	$(0.07)	$0.13	$(0.14)	$0.03
Diluted	$(0.07)	$0.13	$(0.14)	$0.03

See accompanying notes to these unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005
(In Thousands, except for Per Share Data)

	June 30, 2006	December 31, 2005
	(Unaudited)	(Note 1)
ASSETS
Cash and cash equivalents	$27,438	$23,940
Restricted cash	15,541	20,067
Certificates of deposit	—	4,000
U.S. Treasury notes	4,797	4,449
Marketable securities	—	10,350
Credits in lieu of cash	102,572	109,475
SBA loans receivable (net of reserve for loan losses of $2,301 and $2,304, respectively)	30,397	32,028
Accounts receivable (net of allowance of $142 and $50, respectively)	2,005	2,109
SBA loans held for sale	3,246	1,155
Accrued interest receivable	524	416
Investments in qualified businesses - cost method investments	439	150
Investments in qualified businesses - held to maturity debt investments	3,253	3,596
Structured insurance product	3,410	3,377
Prepaid insurance	15,459	16,946
Prepaid expenses and other assets (net of accumulated amortization of deferred financing costs of $1,203 and $805, respectively)	7,617	7,036
Servicing assets (net of accumulated amortization of $1,374 and $952, respectively)	3,203	3,197
Fixed assets (net of accumulated depreciation and amortization of $3,323 and $2,302, respectively)	5,874	6,587
Intangible assets (net of accumulated amortization of $4,655 and $3,457, respectively)	8,130	6,697
Goodwill	9,625	9,438
Total assets	$243,530	$265,013

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$7,980	$10,313
Notes payable - certified investors	3,975	3,947
Notes payable - insurance	7,312	9,250
Notes payable - other	2,703	9,880
Bank notes payable	22,009	21,287
Deferred revenue	1,685	1,459
Notes payable in credits in lieu of cash	88,522	92,048
Deferred tax liability	21,691	24,271
Total liabilities	155,877	172,455

Minority interest	4,729	5,033

Commitments and contingencies
Shareholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, issued and outstanding 34,728 and 34,809 not including 583 shares held in escrow)	696	696
Additional paid-in capital	53,665	53,737
Unearned compensation	—	(492)
Retained earnings	28,563	33,584
Total shareholders’ equity	82,924	87,525

Total liabilities and shareholders’ equity	$243,530	$265,013

See accompanying notes to these unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (In Thousands)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(5,015)	$1,088
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred loan origination fees, net	(105)	(152)
Capitalization of servicing assets	(428)	(1,036)
Income from tax credits	(3,280)	(11,397)
Deferred income taxes	(2,435)	913
Depreciation and amortization	3,012	2,273
Provision for loan losses	354	1,101
Accretion of interest income	(7)	(88)
Accretion of interest expense	6,663	6,067
Equity in earnings of investee	(98)	(749)
Stock-based compensation	311	870
Minority interest	(259)	(372)
Changes in assets and liabilities, net of the effect of business acquisitions:
SBA loans originated for sale	(16,417)	(24,300)
Proceeds from sale of SBA loans held for sale	14,326	22,939
Gain on sale of loans held for investment	(189)	(250)
Premium on repurchase of portfolio	44	—
Gain on sale of land and building	(308)	—
Loss on disposal of fixed assets	25	—
Prepaid insurance	1,487	(1,660)
Prepaid expenses, accounts receivable and other assets	(532)	(7,329)
Change in restricted cash	2,714	—
Accounts payable, accrued expenses and deferred revenue	(2,258)	(1,744)
Net cash used in operating activities	(2,395)	(13,826)

Cash flows from investing activities:
Investments in qualified businesses	(6,250)	(2,591)
Return of investments in qualified businesses	6,304	1,501
Purchase of fixed assets	(1,392)	(1,439)
Purchase of customer merchant accounts	(2,531)	(877)
SBA loans originated for investment	(5,019)	(7,893)
Cash paid for repurchase of SBA loans	(1,214)	—
Proceeds from sale of SBA loans held for investment	4,173	6,313
Payments received on SBA loans	3,373	3,116
Proceeds from sale of land and building	1,300	—
Distribution from investee	—	820
Change in restricted cash	1,812	(3,105)
Proceeds from sale of marketable securities and certificates of deposit	14,001
Other investments	(4)	(34)
Net cash provided by (used in) investing activities	14,553	(4,189)

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (CONTINUED)

	2006	2005
Cash flows from financing activities:
Proceeds from issuance of notes payable to certified investors	—		22,824
Cash paid for Coverage A (Syndication of Notes)	—		(6,008)
Repayment of mandatorily redeemable preferred stock	—		(1,500)
Repayments of note payable - other	(7,476)		(520)
Principal repayments of note payable-insurance	(1,938)		(1,692)
Proceeds from note payable - other	299		8,015
Change in restricted cash relating to NSBF financing	—		212
Net proceeds on SBA bank notes payable	722		1,793
Net proceeds from issuance of common stock and other	(267)		713
Net cash (used in) provided by financing activities	(8,660)		23,837

Net increase in cash and cash equivalents	3,498		5,822
Cash and cash equivalents - beginning of period	23,940		29,540

Cash and cash equivalents - end of period	$27,438		$35,362

Supplemental disclosure of cash flow activities:

Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$9,993		$9,349
Issuance of notes in partial payment for insurance			$3,000
CrystalTech Web Hosting, Inc. final purchase price allocations to goodwill
Additions to customer accounts			$2,082
Additions to intangibles			560
Additions to furniture and fixtures			375
Deductions to goodwill			(3,258)
Net additions to assets and liabilities			241
Net effect on purchase price		$	---

See accompanying notes to these unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation and description of business

The unaudited condensed consolidated financial statements of Newtek Business Services, Inc. and Subsidiaries (the “Company” or “Newtek”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and include all wholly and majority owned subsidiaries, and several portfolio companies in which the certified capital companies (“Capco” or “Capcos”) own non-controlling minority interest or those of which Newtek is considered to be the primary beneficiary. All inter-company balances and transactions have been eliminated in consolidation. The minority interests are held by members of limited liability companies, which are non-tax paying entities. Accordingly, the minority interest is calculated before income taxes.

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

Newtek is engaged in the business of providing financial products and business services to small- and medium-sized businesses through ownership and/or operation of specific primary lines of business as well as organizing Capcos and investing funds made available under the Capco programs in small businesses.

 The unaudited condensed consolidated financial statements of Newtek reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of Newtek at June 30, 2006 and its results of operations and cash flows for the three months and six months ended June 30, 2006. All adjustments are of a normal recurring nature.

The following is a summary of each Capco jurisdiction of certification and date of certification:

Capco	State/Jurisdiction of Certification	Date of Certification
WA	New York	May 1998
WP	Florida	December 1998
WI	Wisconsin	October 1999
WLA *	Louisiana	October 1999
WA II	New York	April 2000
WNY III	New York	December 2000
WC	Colorado	December 2001
WAP	Alabama	November 2003
WDC	District of Columbia	November 2004
WNY IV	New York	December 2004
WTX I	Texas	June 2005
WNY V	New York	November 2005
* Includes three additional Capco funds: WLAII, WLAIII, WLAIV

In general, the Capcos issue debt and equity instruments (“Certified Capital”) to insurance company investors (“Certified Investors”). The Capcos then make targeted investments (“Investments in Qualified Businesses”, as defined under the respective state statutes, or, “Qualified Businesses”) with the Certified Capital raised, which in many cases may be majority-owned or primarily controlled by the Capcos after the investments are consummated. Some Capco programs limit the ownership or control which a Capco may acquire in a Qualified Business, Louisiana and the more recent New York programs for example. Participation in each Capco program legally entitles the Capco to receive (or earn) tax credits from the state upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the Capcos to maintain their state-issued certifications, the Capcos must make Investments in Qualified Businesses in accordance with these requirements. These state requirements are mirrored in the limitations agreed to by each Capco in its written agreements with its Certified Investors and limit the activities of the Capcos to conducting the business of a Capco. These legal contractual arrangements with the Certified Investors obligate the Capco to refrain from unauthorized activities, to use the proceeds from the notes only for Capco-authorized (i.e., “qualified”) investments and to limit fees for professional services related to making, buying or selling investments.

The Capco can satisfy the interest obligations on the debt instruments issued to Certified Investors, at the Capco’s discretion, by delivering tax credits in lieu of paying cash. The Capcos legally have the right to deliver the tax credits to the Certified Investors. The Certified Investors legally have the right to receive and use the tax credits and would, in turn, use these tax credits to reduce their respective state tax liabilities in an amount usually equal to 100% (WLA, WLPII, and WLPIII -110%) of their certified capital. The tax credits can be utilized over a four to ten-year period at an annual percentage rate established by each Capco legislation, and in some instances are transferable and can be carried forward.

Restricted Cash

Under the terms of the Line of Credit Agreement between Newtek Small Business Finance, Inc. (“NSBF”) , a wholly- owned subsidiary of the Company, and General Electric Capital Corporation (“GE”), all payments received from NSBF’s borrowers are transferred into a restricted bank account. NSBF uses these funds to pay required principal and interest to GE, amounts due to third party participants and certain other required payments. As of June 30, 2006 and December 31, 2005, NSBF restricted cash was $1,324,000 and $4,038,000, respectively.

The cash held by the Capcos is restricted for use in managing and operating the Capcos, making Investments in Qualified Businesses and for the payment of income taxes. Total restricted cash held by the Capcos as of June 30, 2006 and December 31, 2005 was $14,092,000 and $15,904,000, respectively.

Under the terms of the processing agreement between Universal Processing Services of WI, LLC (d/b/a Newtek Merchant Solutions of WI, “NMS-WI”), and its primary processing bank, NMS-WI maintains a cash account as a reserve against chargeback losses. As processing fees are received by the processing bank, a certain percentage is allocated to the cash reserve account. Total restricted cash held at the processing bank at June 30, 2006 and December 31, 2005 totaled $125,000, respectively.

Stock - Based Compensation

Prior to January 1, 2006, the Company applied the disclosure-only provisions of SFAS 123,” Accounting for Stock-Based Compensation” (“SFAS 123”). In accordance with the provisions of SFAS 123, the Company applied APB 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock-based compensation plans and, accordingly, did not recognize compensation expense for stock options because we issued options at exercise prices equal to the market value at date of grant.

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

The Newtek Business Services, Inc. 2000 Stock Incentive and Deferred Compensation Plan, as amended in 2006 (the “2000 Plan”), currently provides for the issuance of awards of restricted shares or options for up to a maximum of 4,250,000 common shares. All restricted shares or options have been issued at the fair market value on the date of grant. Options issued generally have a maximum term that ranges from 2 to 10 years and vesting provisions that range from 0 to 3 years.

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

A summary of stock option activity under the 2000 and 2003 Plans as of June 30, 2006 and changes during the period then ended is presented below:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in Thousands)
Outstanding December 31, 2005	2,067	$3.23
Granted	—	—
Exercised	—	—
Cancelled	(319)	3.50
Outstanding June 30, 2006	1,748	$3.18	5.17	$0
Exercisable June 30, 2006	1,698	$3.22	5.25	$0

There were no options granted during the six months ended June 30, 2006. The weighted average fair market value of options granted during the six months ended June 30 2005, estimated as of the grant date using the Black Scholes Model, was $1.23. There were no options exercised during the six months ended June 30, 2006 and 2005.

A summary of the status of Newtek’s non-vested restricted shares as of June 30, 2006 and changes during the period then ended is presented below:

Non-vested Restricted Shares	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	179	$4.22
Granted	72	$1.89
Exercised and vested	(73)	$2.42
Forfeited	(4)	$4.78
Non-vested at June 30, 2006	174	$3.99

As of June 30, 2006, there was $298,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2000 and 2003 Plans. That cost is expected to be recognized ratably through the year ending December 31, 2009. The total fair market value of restricted shares vested during the six months ended June 30, 2006 and 2005 was $176,000 and $284,000, respectively. The Company recognized an income tax benefit of $55,000 and $114,000 in connection with these vested shares.

The adoption of SFAS 123R during the first half of 2006 did not have a material impact, as all options were fully vested by December 31, 2005, except for one option grant which yielded $19,000 of share-based compensation expense for the six months ended June 30, 2006. The Company recognized an income tax benefit of $7,600 in connection with these options.

Under the accounting treatment used through December 31, 2005, the net income for the three and six months ended June 30, 2005 does not include any compensation charges related to options granted to employees. The following table illustrates the proforma effect on Net Loss and Loss per share assuming the Company had applied the fair value recognition provisions of SFAS 123 instead of the intrinsic value method under APB 25 to stock - based employee compensation for the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005 (in thousands)	Six Months Ended June 30, 2005 (in thousands)
As reported
Net income	$4,463	$1,081
Add: Total stock-based employee compensation expense recognized, net of related tax effects	229	466
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(470)	(543)

Pro forma net income	$4,222	$1,011

Net income per share
Basic - as reported	$0.13	$0.03
Basic - pro forma	$0.12	$0.03
Diluted - as reported	$0.13	$0.03
Diluted - pro forma	$0.12	$0.03

 The fair value of each option granted was estimated using the Black-Scholes Model in 2005 with the following assumptions: expected volatility of 42-48%, risk-free interest rate of 1.98%, respectively, expected dividends of $0 and expected terms of 2-6 years.

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

SFAS 107 requires that, where available, quoted market prices are used to estimate fair values. However, because of the nature of the Company’s financial instruments, in many instances quoted market prices are not available. Accordingly, the Companies have estimated fair values on the basis of other valuation techniques permitted by SFAS 107, such as discounting estimated future cash flows at rates commensurate with the risks involved, or other acceptable methods. Fair values are required to be estimated without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible income tax ramifications, or estimated transaction costs. Fair values are also estimated at a specific point in time and are based on interest rates and other assumptions at that date. As the assumptions underlying these estimates change, the fair values of financial instruments will change.

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

The carrying value of accounts payable and accrued expenses approximate fair value because of the short term maturity of these instruments. The carrying value of Investments in Qualified Businesses, loans receivable, structured insurance product, notes and loans payable, credits in lieu of cash, and notes payable in credits in lieu of cash approximate fair value based on management’s estimates.

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

In June 2006, the FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FAS No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. Currently, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of FIN 48 on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 - COMMON STOCK:

Pursuant to the terms of the Company’s directors’ compensation program, in the six months ended June 30, 2006, Newtek issued an aggregate of 45,131 unregistered common shares to the board of directors, valued at $84,500. The fair market values of these grants were determined using the fair value of the underlying common stock at each grant date.

Pursuant to the 2000 and 2003 Plans, the Company issued 39,038 common shares to employees. Newtek also issued 90,000 common shares to various subsidiaries of Genworth Financial in exchange for warrants they held in certain Capcos owned by Newtek. These shares were valued at $186,000 and were accounted for as goodwill.

In March and May 2006, Newtek also granted two employees 3,428 and 18,230 shares of restricted stock valued at $7,400 and $35,000 respectively. Half of the March restricted share grant vest immediately and the other half will vest in the 4th quarter of 2006. The May grant vests in one year. The fair market value of both grants was determined using the fair value of the underlying common stock at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested.

NOTE 3 - INVESTMENTS IN QUALIFIED BUSINESSES:

The various interests that the Company acquires in its Investments in Qualified Business are accounted for under three methods: consolidation, equity and cost method. The applicable accounting method is generally determined based on the Company’s voting interest or the economics of the transaction if the investee is determined to be a variable interest entity.

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

HELD TO MATURITY DEBT INVESTMENTS—Summary (In thousands)

Total

Principal Outstanding at December 31, 2005	$3,596
Debt investments made	5,961
Return of principal	(6,304)
Principal Outstanding at June 30, 2006	$3,253

COST INVESTMENTS—Summary (In thousands)

Total

Total cost investments at December 31, 2005	$150
Cost investments made	289
Other than temporary decline in value of investments	—
Total cost investments at June 30, 2006	$439

The Company has not guaranteed any obligation of these investees (other than that of its subsidiary, NSBF), and the Company is not otherwise committed to provide further financial support for the investees. However, from time-to-time, the Company may decide to provide such additional financial support which, as of June 30, 2006 was zero. Should the Company determine that an impairment exists upon its periodic review, and it is deemed to be other than temporary, the Company will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the Consolidated Statements of Operations.

NOTE 4 - LOANS RECEIVABLE (NON-CAPCO):

Loans receivable are generated by NSBF and are primarily related to entities in the Eastern region of the United States with concentrations in the restaurant and hotel and motel industries.

Below is a summary of the activity in the SBA loan receivable balance, net of SBA loan loss reserves for the six months ended June 30, 2006 (in thousands):

Balance at December 31, 2005	$32,028
SBA loans originated for investment	5,323
Payments received	(3,373)
SBA loans held for investment, reclassified as held for sale	(2,814)
Loans foreclosed into real estate owned	(215)
Provision for SBA loan losses	(354)
Discount on loan originations, net	(198)
Balance at June 30, 2006	$30,397

Below is a summary of the activity in the reserve for loan losses balance for the six months ended June 30, 2006 (in thousands):

Balance at December 31, 2005	$2,304
Provision for SBA loan losses	354
Recoveries	19
Loan charge-offs	(376)
Balance at June 30, 2006	$2,301

Below is a summary of the activity in the SBA loans held for sale for the six months ended June 30, 2006 (in thousands):

Balance at December 31, 2005	$1,155
Loan originations for sale	16,417
SBA loans held for investment, reclassified as held for sale	2,814
Loans sold	(17,140)
Balance at June 30, 2006	$3,246

All loans are priced at the prime interest rate plus approximately 2.75% to 3.75%. As of June 30, 2006 and December 31, 2005, NSBF loans receivable held for investment with adjustable interest rates amounted to $30,043,000 and $34,200,000, respectively.

The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with NSBF. As of June 30, 2006 and December 31, 2005, NSBF loans receivable held for investment with fixed interest rates amounted to $4,418,000 and $1,759,000, respectively.

The GE credit line is collateralized by all the loans receivable held for investment and held for sale, in addition to all assets of NSBF.

The outstanding balances of loans past due ninety days or more and still accruing interest as of June 30, 2006 and December 31, 2005 amounted to $0 and $7,300, respectively.

At June 30, 2006 and December 31, 2005, total impaired loans which are not accruing interest amounted to $4,169,000 and $3,693,000, respectively. Approximately $1,031,000 and $907,000 of the allowance for loan losses were allocated against such impaired nonaccrual loans, respectively, in accordance with SFAS  114, “Accounting by Creditors for Impairment of a Loan-An Amendment of FASB No. 5 and 43”.

The following is a summary of Loans Receivable (in thousands) at:
	June 30, 2006	December 31, 2005
Due in one year or less	$23	$24
Due between one and five years	1,950	1,807
Due after five years	32,552	34,129
Total	34,525	35,960
Less : Allowance for loan losses	(2,301)	(2,304)
Less: Deferred origination fees, net	(1,827)	(1,628)

Balance (net)	$30,397	$32,028

NOTE 5—SERVICING ASSETS:

NSBF reviews capitalized servicing rights for impairment. This review is performed based on risk strata, which are determined on a disaggregated basis given the predominant risk characteristics of the underlying loans. The predominant risk characteristics are loan term and year of loan origination.

The following summarizes the activity pertaining to servicing assets for the six months ended June 30, 2006 (in thousands):

Balance at December 31, 2005	$3,376

Servicing assets capitalized	428
Servicing assets amortized	(422)

Balance at June 30, 2006	3,382

Reserve for impairment of servicing assets:
Balance at December 31, 2005	(179)
Additions	(0)

Balance at June 30, 2006	(179)

Balance at June 30, 2006 (net of reserve)	$3,203

For the six months ended June 30, 2006 and 2005, servicing fees received amounted to $986,000 and $937,000, respectively.

The estimated fair value of capitalized servicing rights was $3,203,000 and $3,197,000 at June 30, 2006 and December 31, 2005, respectively. The estimated fair value of servicing assets at both balance sheet dates was determined using a discount rate of 13.5%, weighted average prepayment speeds ranging from 1% to 19%, weighted average life of 3.9 years, and an average default rate of 3%.

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

NOTE 6 - CUSTOMER ACCOUNTS:

On April 13, 2006, a subsidiary of Newtek purchased a merchant processing credit card portfolio with 3,100 customers from Midwest Transaction Group, L.L.C., for a purchase price of $2,500,000. This portfolio has annual processing volume of approximately $240 million.

NOTE 7 - EARNINGS PER SHARE:

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common share equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

The calculations of Net loss per share were:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
	(In Thousands, except for Per Share Data)
Numerator:
Numerator for basic and diluted EPS - income (loss) available to common shareholders	$(2,287)	$4,463	$(5,015)	$1,088

Denominator:
Denominator for basic EPS - weighted average shares	34,696	33,962	34,765	33,927
Effect of dilutive securities	—	82	—	148
Denominator for diluted EPS - weighted average shares	34,696	34,044	34,765	34,075

EPS: Basic	$(0.07)	$0.13	$(0.14)	$0.03
EPS: Diluted	$(0.07)	$0.13	$(0.14)	$0.03

The amount of anti-dilutive shares/units excluded from above is as follows:

Stock options and restricted stock grants	1,748	1,541	1,748	1,240
Warrants	216	216	216	216
Contingently issuable shares	861	1,069	861	1,069

NOTE 8 - NOTES PAYABLE-OTHER:

In March 2006, CrystalTech Web Hosting, Inc. (“CrystalTech”), a wholly owned subsidiary of the Company, prepaid $4,000,000 of the note payable to Technology Investment Capital Corp. (“TICC”). In conjunction with the prepayment, CrystalTech paid $127,000 in additional interest. In June 2006, CrystalTech prepaid an additional $2,100,000 of the note payable to TICC. The remaining principal payment of $1,900,000 is due in March 2008.

NOTE 9—SBA LINE OF CREDIT:

In February 2006, GE and NSBF entered into a First Amendment to the GE Line of Credit Agreement. The amendment made adjustments to various financial covenants, including a net-worth maintenance level that NSBF had breached. GE has waived, upon the effectiveness of the amendment, specific defaults that would have resulted from the terms of the original agreement.

NOTE 10 - SEGMENT REPORTING:

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

The all other segment includes revenue and expenses from businesses formed from Investments in Qualified Investments made through the Capco programs which cannot be aggregated with other operating segments.

Corporate activities represent revenue and expenses not allocated to our segments. Revenue includes interest income and management fees earned from Capcos. Expenses primarily include corporate operations related to broad-based sales and marketing, legal, finance, information technology, corporate development and additional costs associated with administering the Capcos.

Management has considered the following characteristics when making its determination of its operating and reportable segments:

•	the nature of the product and services,
•	the type or class of customer for their products and services,
•	the methods used to distribute their products or provide their services, and
•	the nature of the regulatory environment, for example, banking, insurance, or public utilities.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
	For the three months ended June 30, 2006	For the three months ended June 30, 2005	For the six months ended June 30, 2006	For the six months ended June 30, 2005
Third Party Revenue
SBA lending	$2,361	$3,712	$4,483	$5,934
Electronic payment processing	10,561	8,545	20,037	14,556
Web hosting	3,317	2,673	6,520	4,922
Capcos	2,376	10,520	3,944	11,844
All other	1,338	528	3,229	1,878
Corporate activities	1,244	1,422	2,507	2,737

Total reportable segments	21,197	27,400	40,720	41,871

Eliminations	(1,214)	(1,174)	(2,575)	(2,334)

Consolidated totals	19,983	26,226	38,145	39,537

Inter-Segment Revenue
SBA lending	$—	$—	$—	$—
Electronic payment processing	100	69	184	135
Web hosting	17	53	32	53
Capcos	317	136	637	278
All other	459	151	648	313
Corporate activities	538	628	1,069	1,183

Total reportable segments	1,431	1,037	2,570	1,962

Eliminations	(1,431)	(1,037)	(2,570)	(1,962)

Consolidated totals	$—	$—	$—	$—

Income (loss) before provision (benefit) for income taxes
SBA lending	$(102)	$1,138	$(158)	$482
Electronic payment processing	723	1,150	1,137	1,104
Web hosting	1,048	918	2,051	1,861
Capcos	(3,185)	5,418	(7,327)	1,737
All other	(601)	(958)	(901)	(1,525)
Corporate activities	(1,237)	(664)	(2,252)	(1,521)

Totals	$(3,354)	$7,002	$(7,450)	$2,138

Depreciation and Amortization
SBA lending	$414	$347	$810	$745
Electronic payment processing	355	225	639	412
Web hosting	614	489	1,172	846
Capcos	47	—	52	—
All other	128	87	261	199
Corporate activities	39	36	78	71

Totals	$1,597	$1,184	$3,012	$2,273

Identifiable assets	As of June 30, 2006	As of December 31, 2005
SBA lending	$43,964	$46,501
Electronic payment processing	12,970	9,664
Web hosting	13,757	17,101
Capcos	147,814	156,216
All other	21,812	28,845
Corporate activities	3,213	6,686
Consolidated totals	$243,530	$265,013

In February 2006, in connection with the signing of the First Amendment to the GE Line of Credit Agreement, the board of NSBF, a subsidiary of the Company, authorized the issuance of 300 shares of a newly designated Series B Preferred Stock. The shares, valued at $10,000 each, were issued to the Company in exchange for the cancellation of $3,000,000 of subordinated debt owed to the Company. The Company assessed the fair value of the Preferred Stock based on the fair value of the intercompany note extinguished since the transaction was not executed with a third party on an arms length basis. Accordingly, no gain or loss on extinguishment is included in the segment data.

Note 11 - SUBSEQUENT EVENTS:

On July 13, 2006, Craig J. Brunet entered into an employment agreement with the Company which provides for annual base compensation of $240,000 plus participation in future bonus plans and all executive benefit programs available to Company executives. The agreement expires December 31, 2007.

On July 26, 2006, Liberty Media announced that it was acquiring a qualified business in which our Wisconsin Capco has an investment. Terms of the acquisition were not disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We are a holding company for several wholly- and majority-owned subsidiaries, including 15 certified capital companies which we refer to as Capcos, and several portfolio companies in which the Capcos own non-controlling minority interests. We are a direct distributor of business services to the small-and medium-sized business market. Our target market represents a very significant marketplace in the US GDP, since approximately 51% of the GDP in the United States comes from small-to medium-size businesses, and nine out of ten businesses in the United States fit into this market segment. As of June 30, 2006, we had over 60,000 customers. We use state of the art Web-based proprietary technology to be a low cost provider of products and services to our small and medium size business clients. We partner with Merrill Lynch, UBS, the Credit Union National Association with its 9,100 credit unions and 8 million members, the Navy Federal Credit Union with 2.5 million members, General Motors Minority Dealers Association, The Veterans Corporation, National Physician’s Care, Inc. and the US Women’s Chamber of Commerce who have elected to outsource their business services and financial products to us rather than try to provide it for their customers themselves We are deemphasizing our Capco business in favor of growing our operating businesses.

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

All Other: Includes results from businesses formed from Investments in Qualified Businesses made through Capco programs which cannot be aggregated with other operating segments.

Corporate Activities: Revenue and expenses not allocated to our other segments, including interest income, Capco management fee income and corporate operations expenses.

Business Segments:

Three months ended June 30, 2006

SBA Lending:

Revenues decreased by $1,351,000 compared to the prior year corresponding period and were primarily affected by a decrease in premium income of $1,393,000 as a result of originating and selling fewer loans.

Loss before income taxes was $102,000, compared to income of $1,138,000 in the corresponding period of 2005 and was primarily affected by:

•	A $1,393,000 decrease in premium on sale, partially offset by:
•	A decrease in provision for loan loss and line of credit related fees.

Electronic Payment Processing:

Revenues increased by $2,016,000 or 24% compared to the prior year corresponding period and were primarily affected by:

•	A 64% growth in total customers from 7,500 to 12,300 as a result of our acquisitions and marketing efforts;
•	Merchant portfolios, which included approximately 2,700 customers (included in 12,300), purchased in 2005 and 2006 which generated $218,000 of additional revenue in 2006, partially offset by
•	A $900,000 recovery in 2005 of an investment in Merchant Data Systems received from a legal settlement.

Income before income taxes was $723,000, compared to income of $1,150,000 in the corresponding period in 2005 and was primarily affected by:

•	A substantial increase in revenue and the leverage of fixed costs, offset by:
•	A $900,000 recovery in 2005 of an investment in Merchant Data Systems received from a legal settlement.

Web Hosting:

Revenues increased $644,000 or 24% compared to the corresponding period in the prior year and were primarily affected by:

•	An increase in customers from 40,000 to 52,000 and:
•	An increase in dedicated hosting customers which generate higher revenue per customer.

Income before income taxes increased $130,000, or 14% compared to the corresponding period and was primarily affected by:

•	An increase in revenues and:
•	A $129,000 decrease in interest expense due to a decrease in borrowings during the period, partially offset by:
•	A decrease in the revenue per shared web hosting customer due to competitive pressures;
•	Increased payroll necessary to service the increased base of customers;
•	Increased technology costs and depreciation due to capital invested in additional servers to support the growth in shared and dedicated web hosting customers.

Capcos:

Revenues decreased $8,144,000 or 77% compared to the prior year corresponding period and were primarily affected by:

•
A decrease in income from tax credits totaling $8,315,000. In the current period the Company achieved the 25% investment threshold in the WNYIV Capco generating $746,000 in income from tax credits. In the prior period, the Company achieved the 50% investment threshold in the WDC Capco generating $9,259,000 in income from tax credits. Offsetting this decrease is a net increase of $198,000 from other Capcos who achieved investment benchmarks in prior periods.

Loss before income taxes was $3,185,000, compared to income of $5,418,000 in the corresponding period of 2005 and was primarily affected by a decrease in revenue and an increase in interest expense, insurance expense and management fees associated with two additional Capcos.

All Other:

The all other segment includes revenue and expenses from businesses from Investments in Qualified Businesses made through the Capco programs which cannot be aggregated with other operating segments.

Revenues increased $810,000 or 153% compared to the prior year corresponding period and were primarily affected by:

•	An increase in revenue totaling $557,000 derived from an investment in the fourth quarter of 2005 in Phoenix Development Group.

The loss before income taxes of $601,000 as compared with a loss of $958,000 in the corresponding period of the prior year was primarily affected by:

•	A net reduction in losses for a number of smaller entities, many of which have been closed in the past year, partially offset by:
•	An increase in the loss of approximately $130,000 in the insurance related entities.

Corporate Activities:

Revenues decreased slightly due to a decrease in other income offset by an increase in management fee income from two additional Capcos (WTX1 and WNY5) compared to the prior year corresponding period and an increase in interest income.

The loss before income taxes was $1,237,000, compared to a loss of $664,000 in the corresponding period of the prior year.

Six months ended June 30, 2006

SBA Lending:

Revenues decreased by $1,451,000 compared to the prior year corresponding period and were primarily affected by a decrease in premium income of $1,141,000 as a result of originating and selling fewer loans.

Loss before income taxes was $158,000 compared to income of $482,000 in the corresponding period of 2005 and was primarily affected by:

•	A $1,141,000 decrease in premium on sale income and a net reduction of $402,000 in recoveries of loan liquidation costs, partially offset by:
•
A $747,000 decrease in the provision for loan losses which in 2005 included a $550,000 increase in the provision to cover losses associated with the Commercial Capital Corporation portfolio acquired in 2002, and

•	A reduction of $176,000 in professional fees.

Electronic Payment Processing:

Revenues increased $5,481,000, or 38%, compared to the prior year corresponding period and were primarily affected by:

•	A 64% growth in customers from 7,500 to 12,300 as a result of our marketing efforts;
•	Merchant portfolios, which included approximately 2,700 (included in 12,300) customers, purchased in 2005 and 2006 which generated $360,000 of additional revenue in 2006, partially offset by:
•	A $900,000 recovery in 2005 of an investment in Merchant Data Systems received from a legal settlement.

Income before income taxes was $1,137,000, compared to income of $1,104,000 in the corresponding period in 2005 and was primarily affected by:

•	A substantial increase in revenue and the leverage of fixed costs, offset by:
•	A $900,000 recovery in 2005 of an investment in Merchant Data Systems received from a legal settlement.

Web Hosting:

Revenues increased $1,598,000, or 33%, compared to the corresponding period in the prior year and were primarily affected by:

•	An increase in customers from 40,000 to 52,000.
•	An increase in dedicated hosting customers which generate higher revenue per customer.

Income before income taxes increased $190,000, or 10% compared to the corresponding period and was primarily affected by:

•	An increase in revenues, partially offset by:
•	A decrease in the revenue per shared web hosting customer due to competitive pressures;
•	Increased technology costs and payroll necessary to service the increased base of customers;
•	Increased depreciation due to capital invested in additional servers to support the growth in shared and dedicated web hosting customers , and
•	A $137,000 increase in interest expense due to an increase in borrowings during the period.

Capcos:

Revenues decreased $7,900,000 or 67% compared to the prior year corresponding period and were primarily affected by:

•
A decrease in income from tax credits totaling $8,118,000. In the current period the Company achieved the 25% investment threshold in the WNYIV Capco generating $746,000 in income from tax credits. In the prior period, the Company achieved the 50% investment threshold in the WDC Capco generating $9,259,000 in income from tax credits. Offsetting this decrease is a net increase of $395,000 from other Capcos who achieved investment benchmarks in prior periods.

Loss before income taxes was $7,327,000, compared to income of $1,737,000 in the corresponding period of 2005 and was primarily affected by a decrease in revenue and an increase in interest expense, insurance expense and management fees associated with two additional Capcos.

All Other:

The all other segment includes revenue and expenses from businesses from Investments in Qualified Businesses made through the Capco programs which cannot be aggregated with other operating segments.

Revenues increased $1,351,000 or 72% compared to the prior year corresponding period and were primarily affected by:

•	An increase in revenue totaling $1,573,000 derived from an investment in the fourth quarter of 2005 in Phoenix Development Group; partially offset by:
•	A decrease in revenue from Exponential Business Development, Inc. of $650,000.

The loss before income taxes of $901,000 as compared with a loss of $1,525,000 in the corresponding period of the prior year was primarily affected by:

•	A profit of $633,000, including a gain on the sale of property of $310,000 in Phoenix Development Group; and
•	A net reduction in losses for a number of smaller investments; partially offset by:
•	A $514,000 loss in Where Eagles Fly, a Washington D.C. investment; and
•	A decrease in profit of $648,000 from Exponential Business Development Company, Inc.

Corporate Activities:

Revenues decreased slightly from $2,737,000 in 2005 to $$2,507,000 in 2006.

The loss before income taxes was $2,252,000, compared to a loss of $1,521,000 in the corresponding period of the prior year.

Comparison of the six months ended June 30, 2006 and June 30, 2005

Revenues decreased by $1,392,000, or 3.5%, to $38,145,000 for the six months ended June 30, 2006, from $39,537,000 for the six months ended June 30, 2005. Income from tax credits from our Capco business decreased by $8,118,000 to $3,280,000 for the six months ended June 30, 2006 from $11,398,000 for the six months ended June 30, 2005.

Electronic payment processing revenue increased by $6,606,000, or 49%, to $20,126,000 for the six months ended June 30, 2006 from $13,520,000 for the six months ended June 30, 2005 due to the increase in electronic payment processing customers. At June 30, 2006, we provided our payment services to over 12,300 customers across the United States, compared to 7,500 customers at June 30, 2005, an increase of 64%. Gross total processing volume increased by 38% to $923,000,000 for the six months ended June 30, 2006 from $669,000,000 for the six months ended June 30, 2005.

Web hosting revenue increased by $1,563,000, or 32%, to $6,474,000 for the six months ended June 30, 2006 from $4,911,000 for the six months ended June 30, 2005. The increase is due to the number of customers the Company provided services to and an increase in dedicated hosting customers which generate higher revenue per customer. At June 30, 2006 and 2005, CrystalTech was providing services to 52,000 and 40,000 customers, respectively.

NSBF (SBA Lender) interest income represents earnings on SBA loan receivables. Other interest income consists of investment income on money market accounts, certificate of deposits, U.S. Treasury notes, marketable securities, non-cash accretions of structured products and interest income on qualified investments. The following table details the changes in these different forms of interest income:

(In thousands)	2006	2005	Change
NSBF (SBA Lender)	$1,835	$1,791	$44
Other interest income	1,501	538	963

	$3,336	$2,329	$1,007

The increase in interest income is generally due to an increase in interest rates on investments and loans for the six months ended June 30, 2006 compared to the same period in 2005.

Income from tax credits from our Capco business decreased by $8,118,000 to $3,280,000 for the six months ended June 30, 2006 from $11,398,000 for the six months ended June 30, 2005. In the current period the Company achieved the 25% investment in the WNYIV Capco generating $746,000 in income from tax credits. In the prior period, the Company achieved the 50% investment threshold in the WDC Capco generating $9,259,000 in income from tax credits. Offsetting this decrease is a net increase of $395,000 from other Capcos who achieved investment benchmarks in prior periods.

Premium income decreased by $1,141,000 to $1,377,000 for the six months ended June 30, 2006 from $2,518,000 for the six months ended June 30, 2005. The decrease in premium income was attributable to NSBF selling 60 guaranteed loans in the six months ended June 30, 2006, aggregating $14,326,000 as compared to 84 loans sold aggregating $22,939,000 in the same period for the prior year. The premiums recognized in connection with these sales were $1,211,000 for the six months ended June 30, 2006 as compared with $1,931,000 in the same period for the prior year.

In addition, in June 2006, NSBF sold $2,814,000 of loans previously classified as held for investment as compared with $6,064,000 in June 2005, for aggregate proceeds of $2,960,000 and $6,314,000, respectively. The carrying value above the amounts sold of $146,000 and $250,000 was recorded as premium income. Also, in connection with these sales, included in premium income for the six months ended June 30, 2006 and 2005 is approximately $20,000 and $337,000, respectively, representing the allocated portion of the remaining discount recorded at the time of loan origination.

Servicing fee income related to SBA loans increased by $48,000 to $986,000 for the six months ended June 30, 2006 from $937,000 for the six months ended June 30, 2005. The increase in servicing fee income was attributable to the average servicing portfolio’s growth year over year. The average servicing portfolio for the six months ending June 30, 2006 was $149,000,000 as compared with an average of $141,000,000 for the six months ending June 30, 2005.

Other income decreased by $1,072,000 to $2,134,000 for the six months ended June 30, 2006 from $3,206,000 for the six months ended June 30, 2005. Other income for the six months ended June 30, 2006 included $1,573,000 of revenues from Phoenix Development Group, which operates a hotel and owns real estate in Louisiana. For the six months ended June 30, 2005, other income included a $900,000 recovery of an investment in Merchant Data Systems received from a legal settlement, $749,000 of equity earnings from Exponential Business Development, L.P., as well as approximately $475,000 of other income from the settlement of loan recovery costs from the Small Business Administration.

Electronic payment processing direct costs increased by $4,511,000 to $14,462,000 for the six months ended June 30, 2006 from $9,951,000 for the six months ended June 30, 2005, an increase of 45%, which correlates to the significant increase in this business.

Changes in interest expense are summarized as follows:

(In thousands)	2006	2005	Change
Capco interest expense	$6,663	$6,067	$596
NSBF (SBA Lender) interest expense	1,124	987	137
Other interest expense	1,157	524	633

	$8,944	$7,578	$1,366

The increase in Capco expense relates to the two new Capcos formed in June and December 2005 (WTXI and WNYV) which had a full six months of expense in 2006. The $137,000 increase in SBA interest expense is attributable to the increase in the prime rate as well as an increase in the lending rate. Under the previous lines of credit with Deutsche Bank and Banco Popular, NSBF’s lending rate was prime minus 50 basis points and prime, respectively. Under the current credit agreement with GE, the lending rate is prime plus 50 basis points or Base LIBOR plus 275 basis points. These increases were offset by the decrease in the average outstanding lines of credit from $34,003,000 during the six months ended June 30, 2005 to $24,389,000 during the six months ended June 30, 2006.

Consulting, payroll and benefits increased by $23,000 to $8,335,000 for the six months ended June 30, 2006 from $8,312,000 for the six months ended June 30, 2005.

Professional fees increased by $481,000 to $4,020,000 for the six months ended June 30, 2006 from $3,539,000 for the six months ended June 30, 2005.

Depreciation and amortization expense increased by $739,000 to $3,012,000 for the six months ended June 30, 2006 from $2,273,000 for the six months ended June 30, 2005. This is due to the purchase of $3,787,000 of fixed assets since June 30, 2005.

Insurance expense increased by $326,000 to $1,789,000 for the six months ended June 30, 2006 from $1,463,000 for the six months ended June 30, 2005. This increase is primarily due to the additional insurance relating to the new Capcos formed in June and December 2005 (WTXI and WNYV, respectively), totaling $144,000.

Provision for loan losses decreased by $747,000 to $354,000 for the six months ended June 30, 2006 from $1,101,000 for the six months ended June 30, 2005. This decrease was due to NSBF experiencing significant charge-offs in the first six months of 2005, which required management to establish an additional provision in order to maintain its allowance for loan losses at a level which management believed adequately covered inherent losses in the existing loan portfolio. NSBF’s charges-offs, in both the acquired CCC portfolio as well as newly originated loans, were $376,000 in the six months ended June 30, 2006 as compared to $1,371,000 in the comparable period in 2005. The higher amount in 2005 was due to the completion of the liquidation process on certain loans from the acquired CCC portfolio and unexpected credit events from the acquired portfolio and newly originated loans.

Management’s ongoing estimates of the allowance for loan losses are particularly affected by the changing composition of the loan portfolio over the last few years. The loans acquired from CCC in December 2002, which are more seasoned than those originated by NSBF, comprise 24% of total loans held for investment as of June 30, 2006. Other portfolio characteristics, such as industry concentrations and loan collateral, which also impacts management’s estimates of the allowance for loan losses, have also changed since the acquisition. The changing nature of the portfolio and the limited past loss experience on the newly originated portfolio has resulted in management’s estimates of the allowance for loan losses being based more on subjective factors and less on empirically derived loss rates. Such estimates could differ from actual results, which may have a material effect on the Company’s results of operations or financial condition.

Other expenses increased by $1,384,000 to $4,938,000 for the six months ended June 30, 2006 from $3,554,000 for the six months ended June 30, 2005.

The effective tax benefit and provision for the six months ended June 30, 2006 and 2005 were 33% and 49%, respectively. In both years no tax benefit was recorded for the taxable losses of NSBF as it is not included in the consolidated tax group. There were no material permanent differences in either year.

Net income decreased by $6,103,000 resulting in a net loss of $5,015,000 for the six months ended June 30, 2006 from a net income of $1,088,000 for the six months ended June 30, 2005, due to the decreases in revenue of $1,392,000, increases in total expenses of $8,083,000 and a decreased benefit from minority interest of $113,000, offset by the net increase in the tax benefit of $3,485,000.

Comparison of the three months ended June 30, 2006 and June 30, 2005

Revenues decreased by $6,243,000, or 24%, to $19,983,000 for the three months ended June 30, 2006, from $26,226,000 for the three months ended June 30, 2005. Income from tax credits from our Capco business decreased by $8,118,000 to $3,280,000 for the six months ended June 30, 2006 from $11,398,000 for the six months ended June 30, 2005.

Electronic payment processing revenue increased by $3,185,000, or 42%, to $10,694,000 for the three months ended June 30, 2006 from $7,509,000 for the three months ended June 30, 2005 due to the increase in electronic payment processing customers. At June 30, 2006, we provided our payment services to over 12,300 customers across the United States, compared to 7,500 customers at June 30, 2005, an increase of 64%. Gross total processing volume increased by 45% to $500,000,000 for the three months ended June 30, 2006 from $346,000,000 for the three months ended June 30, 2005.

Web hosting income increased by $648,000, or 24%, to $3,310,000 for the three months ended June 30, 2006 from $2,662,000 for the three months ended June 30, 2005. The increase is due to the number of customers the Company provided services to and an increase in dedicated hosting customers which generate higher revenue per customer. At June 30, 2006 and 2005, CrystalTech was providing services to 52,000 and 42,000 customers, respectively.

NSBF (SBA Lender) interest income represents earnings on SBA loan receivables. Other interest income consists of investment income on money market accounts, certificate of deposits, U.S. treasury notes, marketable securities, non-cash accretions of structured products and interest income on qualified investments. The following table details the changes in these different forms of interest income:

(In thousands)	2006	2005	Change
NSBF (SBA Lender)	$992	$953	$39
Other interest income	931	303	628

	$1,923	$1,256	$667

The increase in interest income is generally due to an increase in interest rates on investments and loans for the three months ended June 30, 2006 compared to the same period in 2005.

Income from tax credits from our Capco business decreased by $8,314,000 to $2,022,000 for the three months ended June 30, 2006 from $10,336,000 for the three months ended June 30, 2005. In the current period the Company achieved the 25% investment threshold in the WNYIV Capco generating $746,000 in income from tax credits. In the prior period, the Company achieved the 50% investment threshold in the WDC Capco generating $9,259,000 in income from tax credits. Offsetting this decrease, in part, is a net increase of $198,000 from other Capcos who achieved investment benchmarks in prior periods.

Premium income decreased by $1,393,000 to $763,000 for the three months ended June 30, 2006 from $2,156,000 for the three months ended June 30, 2005. The decrease in premium income was attributable to NSBF selling 36 guaranteed loans in the three months ended June 30, 2006, aggregating $8,057,000 as compared to 49 loans sold aggregating $17,282,000 in the same period for the prior year. The premiums recognized in connection with these sales were $597,000 for the three months ended June 30, 2006 as compared with $1,569,000 in the same period for the prior year.

In addition, in June 2006, NSBF sold $2,814,000 of loans previously classified as held for investment as compared with $6,064,000 in June 2005, for aggregate proceeds of $2,960,000 and $6,314,000, respectively. The carrying value above the amounts sold of $146,000 and $250,000 was recorded as premium income. Also, in connection with these sales, included in premium income for the three months ended June 30, 2006 and 2005 is approximately $20,000 and $337,000, respectively, representing the allocated portion of the remaining discount recorded at the time of loan origination.

Servicing fee income related to SBA loans remained consistent at $487,000 for the three months ended June 30, 2006 and for the three months ended June 30, 2005. The consistency in revenue correlates with the consistency of the size of the portfolio in which we earn servicing fee income. For the three months ended June 30, 2006 and June 30, 2005, the average portfolio size in which we earned servicing income was approximately $148,000,000.

Other income decreased by $727,000 to $596,000 for the three months ended June 30, 2006 from $1,323,000 for the three months ended June 30, 2005. Other income for the three months ended June 30, 2006 included $557,000 of revenues from Phoenix Development Group. For the three months ended June 30, 2005, other income included a $900,000 recovery of an investment in Merchant Data Systems received from a legal settlement.

Electronic payment processing direct costs increased by $2,085,000 to $7,555,000 for the three months ended June 30, 2006 from $5,470,000 for the three months ended June 30, 2005, an increase of 38%, which correlates to the significant increase in this business.

Changes in interest expense are summarized as follows:
(In thousands)	2006	2005	Change
Capco interest expense	$3,320	$3,033	$287
NSBF (SBA Lender) interest expense	612	535	77
Other interest expense	665	312	353
Total	$4,597	$3,880	$717

The increase in Capco expense relates to the two new Capcos formed in June and December 2005 (WTXI and WNYV) which had a full three months of expense in 2006. The $77,000 increase in SBA interest expense is attributable to the increase in the prime rate as well as an increase in the lending rate. Under the previous lines of credit with Deutsche Bank and Banco Popular, NSBF’s lending rate was prime minus 50 basis points and prime, respectively. Under the current credit agreement with GE, the lending rate is prime plus 50 basis points or Base LIBOR plus 275 basis points. These increases were offset by the decrease in the average outstanding lines of credit from $34,491,000 during the three months ended June 30, 2005 to $25,305,000 during the three months ended June 30, 2006.

Consulting, payroll and benefits decreased by $18,000 to $4,196,000 for the three months ended June 30, 2006 from $4,214,000 for the three months ended June 30, 2005.

Professional fees increased by $99,000 to $1,900,000 for the three months ended June 30, 2006 from $1,801,000 for the three months ended June 30, 2005.

Depreciation and amortization expense increased by $413,000 to $1,597,000 for the three months ended June 30, 2006 from $1,184,000 for the three months ended June 30, 2005. This is due to the purchase of $3,787,000 of fixed assets since June 30, 2005.

Insurance expense increased by $144,000 to $887,000 for the three months ended June 30, 2006 from $743,000 for the three months ended June 30, 2005. This increase is primarily due to the additional insurance relating to the new Capcos formed in June and December 2005 (WTXI and WNYS, respectively), totaling $144,000.

Provision for loan losses decreased by $215,000 to $235,000 for the three months ended June 30, 2006 from $450,000 for the three months ended June 30, 2005. This decrease was due to NSBF experiencing significant charge-offs in the second quarter of 2005, which required management to establish an additional provision in order to maintain its allowance for loan losses at a level which management believed adequately covered inherent losses in the existing loan portfolio. NSBF’s charges-offs, in both the acquired CCC portfolio as well as newly originated loans, were $78,000 in the three months ended June 30, 2006 as compared to $608,000 in the comparable period in 2005. The higher amount in 2005 was due to the completion of the liquidation process on certain loans from the acquired CCC portfolio and unexpected credit events from the acquired portfolio and newly originated loans.

Management’s ongoing estimates of the allowance for loan losses are particularly affected by the changing composition of the loan portfolio over the last few years. The loans acquired from CCC in December 2002, which are more seasoned than those originated by NSBF, comprise 24% of total loans held for investment as of June 30, 2006. Other portfolio characteristics, such as industry concentrations and loan collateral, which also impacts management’s estimates of the allowance for loan losses, have also changed since the acquisition. The changing nature of the portfolio and the limited past loss experience on the newly originated portfolio has resulted in management’s estimates of the allowance for loan losses being based more on subjective factors and less on empirically derived loss rates. Such estimates could differ from actual results, which may have a material effect on the Company’s results of operations or financial condition.

Other expenses increased by $861,000 to $2,455,000 for the three months ended June 30, 2006 from $1,594,000 for the three months ended June 30, 2005.

The effective tax benefit and provision for the three months ended June 30, 2006 and 2005 were 32% and 36%, respectively. In both years no tax benefit was recorded for the taxable losses of NSBF as it is not included in the consolidated tax group. There were no material permanent differences in either year.

Net income decreased by $6,750,000 resulting in a net loss of $2,287,000 for the three months ended June 30, 2006 from a net income of $4,463,000 for the three months ended June 30, 2005, due to the decreases in revenue of $6,243,000, increases in total expenses of $4,086,000 and a decreased benefit from minority interest of $27,000, offset by the net increase in the tax benefit of $3,606,000.

Our operating businesses are dependent on the health of the small- and medium-sized segments of the U.S. economy.   The continuing rise in interest rates, along with the rise in gas and commodity prices, could have a negative impact on consumer spending which could adversely impact our small business customers. This could also negatively impact the value of commercial and residential real estate, which could adversely impact the loan portfolio of our SBA Lending segment. The inverted yield curve has also made it difficult to originate prime based floating rate SBA loans in our SBA lending segment.

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

Liquidity and Capital Resources
(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2006	2005
Net cash used in operating activities	$(2,395)	$(13,826)
Net cash (used in) provided by investing activities	14,553	(4,189)
Net cash (used in) provided by financing activities	(8,660)	23,837
Net increase in cash and cash equivalents	3,498	5,822

Cash and cash equivalents, beginning of period	23,940	29,540
Cash and cash equivalents, end of period	$27,438	$35,362

Cash requirements and liquidity needs are primarily funded through our capacity to borrow from our $75 million GE line of credit to originate and warehouse the guaranteed and unguaranteed portion of loans of our SBA lending unit and available cash and cash equivalents. The availability of the lending facility is subject to the compliance with certain covenants and collateral requirements as set forth in the agreement. At June 30, 2006, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $27,438,000 and $2,121,000 available through the lending facility.

In addition, the Company held $4,797,000 in U.S. Treasury Notes which are classified as held for sale and could be converted to cash and cash equivalents. Restricted cash totaling $14,092,000 which is held in Capcos can be used in managing and operating the Capcos, making qualified investments, to repay debt obligations and for the payment of income taxes.

Net cash used in operating activities is affected by noncash revenues and expenses associated with our Capco segments. In the period ended June 30, 2006, noncash interest accretion associated with notes payable in credits in lieu of cash totaled $6,663,000 while the noncash expensing of insurance purchased at the time Capcos were formed totaled $1,487,000. This offset noncash income from tax credits of $3,280,000, thereby generating a noncash loss of $4,870,000. In 2005, interest accretion totaled $6,067,000, the expensing of insurance totaled $1,250,000 and income from tax credits totaled $11,397,000, thereby generating noncash income of $4,080,000.

Net cash provided by investing activities primarily includes the purchase or sale of fixed assets and customer accounts, activity regarding the unguaranteed portions of SBA loans and changes in restricted cash and investments. During 2006, cash was used to purchase $1,392,000 in fixed assets primarily to support increased customers in our web hosting segment and to acquire $2,531,000 in customer merchant accounts. A net decrease in the unguaranteed portion of SBA loans provided $1,313,000. We also received net proceeds of $14,001,000 from the sale of certificates of deposit and marketable securities and $1,812,000 through a reduction in restricted cash held by our Capcos.

Net cash used in financing activities primarily includes changes in notes payable - insurance, the proceeds of which were used to finance Capco activities, notes payable - other which were funds borrowed by CrystalTech Web Hosting, Inc. from TICC and the GE line of credit which is the lending facility for our SBA lending operation.

Notes payable-insurance repayments were $1,938,000 in 2006 and $1,692,000 in 2005. In 2005, the Company borrowed $8,000,000 from TICC, $6,100,000 of which was prepaid through June 30, 2006. In 2006 Phoenix Development Group repaid $1,368,000 in notes payable-other. The GE line of credit payable increased by $721,000 in 2006 and by $1,793,000 in 2005.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Because Newtek Small Business Finance, Inc., our SBA lender, borrows money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds.  The Company had approximately $22,009,000 at June 30, 2006 outstanding on the GE line of credit. Interest rates on such notes are variable at prime plus 0.50 or base LIBOR plus 2.75%. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income.  In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income.  We have analyzed the potential impact of changes in interest rates on interest income net of interest expense.  Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have the effect of a net increase (decrease) in assets by less than 1% for the first six months of 2006.  Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect a net increase (decrease) in assets.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

Additionally, we do not have significant exposure to changing interest rates on invested cash and cash equivalents, U.S. Treasury notes and marketable securities which was approximately $47,776,000 and $62,506,000 at June 30, 2006 and December 31, 2005, respectively. Newtek invests cash mainly in money market accounts and other investment-grade securities and does not purchase or hold derivative financial instruments for trading purposes.

Item 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information we (including our consolidated subsidiaries) are required to disclose in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. However, because we had previously determined the existence of a material weakness in our disclosure controls and procedures as of December 31, 2005 and March 31, 2006, and despite the remediation efforts discussed below, and given the relatively short time since the remediation efforts have taken place, there can be no assurance that we have identified and corrected all matters which would constitute, or might lead to future, disclosure control weaknesses.

(b)
           Changes in Internal Controls. We have placed significant emphasis on remediation of the previously disclosed material weakness and have added a senior legal officer primarily responsible for internal control development and three professional positions in our accounting and finance staff during the quarter ended June 30, 2006.

(c)
Limitations. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurances that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We periodically evaluate our internal controls and make changes to improve them.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities

On June 20, 2006, pursuant to the terms of the Company’s directors’ compensation program, the Company issued to its four independent directors a total of 24,006 unregistered common shares with a market valuation as of that date of $1.76. The shares were issued in exchange for the services of the directors on the Board of Directors and its committees in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders.

The results of the vote at the Annual Shareholders Meeting were previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: August 14, 2006	By:	/s/ Barry Sloane
Barry Sloane Chairman of the Board, Chief Executive Officer and Secretary

Date: August 14, 2006	By:	/s/ Michael J. Holden
Michael J. Holden, Treasurer, Chief Financial Officer, Chief Accounting Officer