Form 10-Q
period 2006-09-30
NEWTEK BUSINESS SERVICES INC
filed 2006-11-14
CIK 1094019

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to _____

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

Yes ☐ No ☒

As of November 7, 2006, there were 36,291,052 of the Company’s Common Shares issued and outstanding.

Item 1. Financial Statements (Unaudited)

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(In Thousands, except for Per Share Data)

	Three Months ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Electronic payment processing	$11,022	$8,435	$31,148	$21,955
Web hosting	3,479	2,769	9,953	7,680
Interest income	1,230	1,237	4,566	3,566
Income from tax credits	1,304	5,905	4,584	17,303
Premium income	1,071	827	2,448	3,345
Servicing fee income	473	539	1,459	1,477
Insurance commissions	210	273	642	991
Other income	2,846	477	4,980	3,683
Total revenue	21,635	20,462	59,780	60,000

Expenses:
Electronic payment processing costs	7,919	6,143	22,381	16,094
Interest	3,587	4,208	12,531	11,785
Consulting, payroll and benefits	4,373	3,996	12,708	12,307
Professional fees	2,133	1,902	6,153	5,442
Depreciation and amortization	1,728	1,171	4,740	3,445
Insurance	790	856	2,579	2,319
Provision for loan losses	51	1,082	405	2,183
Goodwill impairment	—	822	—	822
Other than temporary decline in value of investments	—	321	—	321
Other	2,846	2,298	7,784	5,853
Total expenses	23,427	22,799	69,281	60,571

Loss before minority interest and benefit (provision) for income taxes	(1,792)	(2,337)	(9,501)	(571)

Minority interest	70	258	329	630

(Loss) income before benefit for income taxes	(1,722)	(2,079)	(9,172)	59
Benefit (provision) for income taxes	668	102	3,103	(948)

Net loss	$(1,054)	$(1,977)	$(6,069)	$(889)

Weighted average common shares outstanding:
Basic and diluted	34,883	34,454	34,805	34,105
Net loss per share:
Basic and diluted	$(0.03)	$(0.06)	$(0.17)	$(0.03)

See accompanying notes to these unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(In Thousands, except for Per Share Data)

	September 30, 2006	December 31, 2005
	(Unaudited)	(Note 1)
ASSETS
Cash and cash equivalents	$30,150	$23,940
Restricted cash	12,558	20,067
Certificates of deposit	—	4,000
U.S. Treasury notes	4,825	4,449
Marketable securities	—	10,350
Credits in lieu of cash	99,967	109,475
SBA loans receivable (net of reserve for loan losses of $2,408 and $2,304, respectively)	26,106	32,028
Accounts receivable (net of allowance of $182 and $50, respectively)	2,084	2,109
SBA loans held for sale	1,618	1,155
Accrued interest receivable	535	416
Investments in qualified businesses - cost method investments	50	150
Investments in qualified businesses - held to maturity debt investments	3,399	3,596
Structured insurance product	3,470	3,377
Prepaid insurance	14,719	16,946
Prepaid expenses and other assets (net of accumulated amortization of deferred financing costs of $1,427 and $805, respectively)	6,784	7,036
Servicing assets (net of accumulated amortization of $1,600 and $952, respectively)	3,156	3,197
Fixed assets (net of accumulated depreciation and amortization of $3,957 and $2,302, respectively)	5,921	6,587
Intangible assets (net of accumulated amortization of $5,277 and $3,457, respectively)	9,708	6,697
Goodwill	10,599	9,438
Total assets	$235,649	$265,013

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$8,966	$10,313
Notes payable - certified investors	3,982	3,947
Notes payable - insurance	7,312	9,250
Notes payable - other	1,886	9,880
Bank notes payable	14,609	21,287
Deferred revenue	1,826	1,459
Notes payable in credits in lieu of cash	87,772	92,048
Deferred tax liability	21,707	24,271
Total liabilities	148,060	172,455

Minority interest	4,609	5,033
Commitments and contingencies
Shareholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, issued and outstanding 35,336
and 34,809 not including 583 shares held in escrow)	707	696
Additional paid-in capital	54,812	53,737
Unearned compensation	—	(492)
Retained earnings	27,515	33,584
Treasury stock, at cost (31,500 shares in September 2006)	(54)	—
Total shareholders’ equity	82,980	87,525

Total liabilities and shareholders’ equity	$235,649	$265,013

See accompanying notes to these unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(In Thousands)

	2006	2005
Cash flows from operating activities:
Net loss	$(6,069)	$(889)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees, net	(201)	(151)
Capitalization of servicing assets	(606)	(1,370)
Income from tax credits	(4,584)	(17,303)
Deferred income taxes	(3,103)	1,133
Depreciation and amortization	4,740	3,445
Provision for loan losses	405	2,183
Servicing asset valuation allowance	—	180
Other than temporary decline in value of investments	—	321
Goodwill impairment	—	822
Accretion of interest income	(103)	(132)
Accretion of interest expense	9,845	9,336
Equity in earnings of investee	(96)	(887)
Stock-based compensation	463	1,110
Gain on sale of loans held for investment	(370)	(305)
Gain on sale of investment in qualified business	(1,706)	—
Premium on repurchase of portfolio	44	—
Gain on sale of land and building	(308)	—
Loss on disposal of fixed assets	44	—
Minority interest	(329)	(630)
Changes in assets and liabilities, net of the effect of business acquisitions:
SBA loans originated for sale	(22,759)	(36,098)
Proceeds from sale of SBA loans held for sale	22,296	32,215
Prepaid insurance	2,227	(1,017)
Change in restricted cash	2,834	(1,079)
Prepaid expenses, accounts receivable and other assets	1	(1,701)
Accounts payable, accrued expenses and deferred revenue	(1,212)	(237)
Net cash provided by (used in) operating activities	1,453	(11,054)

Cash flows from investing activities:
Investments in qualified businesses	(7,588)	(4,368)
Return of investments in qualified businesses	7,497	3,658
Purchase of fixed assets	(2,099)	(2,424)
Purchase of customer merchant accounts	(2,755)	(1,078)
Acquisition of minority interest	(750)	—
SBA loans originated for investment	(7,323)	(11,483)
Cash paid for repurchase of SBA loans	(1,214)	—
Proceeds from sale of SBA loans held for investment	8,863	8,827
Payments received on SBA loans	5,503	3,528
Proceeds from sale of land and building	1,300	—
Distribution from investee	—	820
Proceeds from sale of investment in qualified business	2,094	—-
Acquisition of minority interest resulting in goodwill	—	(100)
Contingent consideration for acquisition	(500)	(750)
Change in restricted cash	4,675	—
Proceeds from sale of marketable securities and certificates of deposit	13,973	—
Other investments	(5)	(36)
Net cash provided by (used in) investing activities	21,671	(3,406)

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (CONTINUED)
(In Thousands)

	2006	2005

Cash flows from financing activities:
Proceeds from issuance of notes payable to certified investors	—	23,458
Cash paid for Coverage A (syndication of notes)	—	(6,250)
Repayment of mandatorily redeemable preferred stock	—	(1,500)
Repayments of note payable - other	(8,293)	(525)
Principal repayments of note payable-insurance	(1,938)	(2,776)
Proceeds from note payable - other	300	8,014
Change in restricted cash relating to NSBF financing	—	390
Net repayments on SBA bank notes payable	(6,679)	(4,267)
Purchase of treasury shares	(54)	—
Other	(250)	713
Net cash (used in) provided by financing activities	(16,914)	17,257

Net increase in cash and cash equivalents	6,210	2,797
Cash and cash equivalents - beginning of period	23,940	50,922

Cash and cash equivalents - end of period	$30,150	$53,719

Supplemental disclosure of cash flow activities:

Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$14,091	$12,246
Stock issued in exchange for minority interest	$500	—
Issuance of notes in partial payment for insurance	—	$3,000
CrystalTech Web Hosting, Inc. final purchase price allocations to goodwill
Additions to customer accounts	—	$2,082
Additions to intangibles	—	560
Additions to furniture and fixtures	—	375
Deductions to goodwill	—	(3,258)
Net additions to assets and liabilities	—	241
Net effect on purchase price	—	$—
Acquisition of minority interest resulting in goodwill:
Newtek Business Services, Inc. common stock issued	$186	—
Less: minority interest acquired	—	—
Goodwill recognized	$186	—
NMS - Wisconsin purchase of minority interest allocation:
Additions to customer merchant accounts	$1,271	—
Amount payable to parent for stock issued to minority member	(500)	—
Increase in deferred tax liability	(771)	—
Net effect on purchase price	—	—
Contingent consideration for acquisition	$475	$750

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

 The unaudited condensed consolidated financial statements of Newtek reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of Newtek at September 30, 2006 and its results of operations and cash flows for the three months and nine months ended September 30, 2006. All adjustments are of a normal recurring nature.

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

* Includes three additional Capco funds: WLPII, WLPIII, WLPIV

In general, the Capcos issue debt and equity instruments (“Certified Capital”) to insurance company investors (“Certified Investors”). The Capcos then make targeted investments (“Investments in Qualified Businesses,” as defined under the respective state statutes, or, “Qualified Businesses”) with the Certified Capital raised, which in many cases may be majority-owned or primarily controlled by the Capcos after the investments are consummated. Some Capco programs limit the ownership or control which a Capco may acquire in a Qualified Business, Louisiana and the more recent New York programs for example. Participation in each Capco program legally entitles the Capco to receive (or earn) tax credits from the state upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the Capcos to maintain their state-issued certifications, the Capcos must make Investments in Qualified Businesses in accordance with these requirements. These state requirements are mirrored in the limitations agreed to by each Capco in its written agreements with its Certified Investors and limit the activities of the Capcos to conducting the business of a Capco. These legal contractual arrangements with the Certified Investors obligate the Capco to refrain from unauthorized activities, to use the proceeds from the notes only for Capco-authorized (i.e., “qualified”) investments and to limit fees for professional services related to making, buying or selling investments.

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

Restricted Cash

Under the terms of the Line of Credit Agreement between Newtek Small Business Finance, Inc. (“NSBF”) , a wholly- owned subsidiary of the Company, and General Electric Capital Corporation (“GE”), all payments received from NSBF’s borrowers are transferred into a restricted bank account. NSBF uses these funds to pay required amounts due to third party participants and certain other required payments. As of September 30, 2006 and December 31, 2005, NSBF restricted cash was $1,204,000 and $4,038,000, respectively.

The cash held by the Capcos is restricted for use in managing and operating the Capcos, making Investments in Qualified Businesses and for the payment of income taxes. Total restricted cash held by the Capcos as of September 30, 2006 and December 31, 2005 was $11,229,000 and $15,904,000, respectively.

Under the terms of the processing agreement between Universal Processing Services of WI, LLC (d/b/a Newtek Merchant Solutions of WI, “NMS-WI”), and its primary processing bank, NMS-WI maintains a cash account as a reserve against chargeback losses. As processing fees are received by the processing bank, a certain percentage is allocated to the cash reserve account. Total restricted cash held at the processing bank at September 30, 2006 and December 31, 2005 totaled $125,000, respectively.

Stock - Based Compensation

Prior to January 1, 2006, the Company applied the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In accordance with the provisions of SFAS 123, the Company applied APB 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock-based compensation plans and, accordingly, did not recognize compensation expense for stock options because we issued options at exercise prices equal to the market value at date of grant.

Effective January 1, 2006, the Company adopted SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model at the date of grant. The Company has elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption, based on the fair value at the original grant date. Prior year financial statements have not been restated.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies subsequent to the adoption of SFAS 123R.

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

The Newtek Business Services, Inc. 2003 Stock Incentive Plan (the “2003 Plan”) provides for the issuance of awards of restricted shares or options for up to a maximum of 1,000,000 common shares. All restricted shares or options have been issued at the fair market value on the date of grant. Options issued generally have a maximum term that ranges from 2 to 10 years and vesting provisions that range from 0 to 3 years.

A summary of stock option activity under the 2000 and 2003 Plans as of September 30, 2006 and changes during the period then ended is presented below:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2005	2,067	$3.23
Granted	—	—
Exercised	—	—
Cancelled	(324)	3.49
Outstanding September 30, 2006	1,743	$3.18	4.49	$0
Exercisable September 30, 2006	1,693	$3.22	4.56	$0

There were no options granted during the nine months ended September 30, 2006. The weighted average fair market value of options granted during the nine months ended September 30 2005, estimated as of the grant date using the Black Scholes Model, was $1.23. There were no options exercised during the nine months ended September 30, 2006 and 2005.

A summary of the status of Newtek’s non-vested restricted shares as of September 30, 2006 and changes during the period then ended is presented below:

Non-vested Restricted Shares	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	179	$4.22
Granted	101	$1.87
Exercised and vested	(112)	$2.46
Forfeited	(10)	$4.94
Non-vested at September 30, 2006	158	$4.00

As of September 30, 2006, there was $195,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2000 and 2003 Plans. That cost is expected to be recognized ratably through the year ending December 31, 2009. The total fair market value of restricted shares vested during the nine months ended September 30, 2006 and 2005 was $207,000 and $284,000, respectively. The Company recognized an income tax benefit of $83,000 and $114,000 in connection with these vested shares.

The adoption of SFAS 123R during the first half of 2006 did not have a material impact, as all options were fully vested by December 31, 2005, except for one option grant in 2005 which yielded $26,000 of share-based compensation expense for the nine months ended September 30, 2006. The Company recognized an income tax benefit of $10,400 in connection with these options.

Under the accounting treatment used through December 31, 2005, the net income for the three and nine months ended September 30, 2005 does not include any compensation charges related to options granted to employees. The following table illustrates the proforma effect on Net loss and Loss per share assuming the Company had applied the fair value recognition provisions of SFAS 123 instead of the intrinsic value method under APB 25 to stock - based employee compensation for the three and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in thousands)	(in thousands)
As reported
Net loss	$(1,977)	$(889)
Add: Total stock-based employee compensation expense recognized, net of related tax effects	110	576
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(126)	(669)

Pro forma net loss	$(1,993)	$(982)

Net loss per share
Basic and diluted - as reported	$(0.06)	$(0.03)
Basic and diluted - pro forma	$(0.06)	$(0.03)

 The fair value of each option granted was estimated using the Black-Scholes Model in 2005 with the following assumptions: expected volatility of 42-48%, risk-free interest rate of 1.98%, respectively, expected dividends of $0 and expected terms of 1-6 years.

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

New Accounting Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156 “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 156”) which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company is currently evaluating the impact of adoption of SFAS 156, which is required to be adopted January 1, 2007.

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

In September 2006, the FASB issued FASB Statement No. 157 (SFAS 157), "Fair Value Measurements." SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company has not completed an anlysis as to the impact of this statement on its financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 - COMMON STOCK:

Pursuant to the terms of the Company’s directors’ compensation program, in the nine months ended September 30, 2006, Newtek issued an aggregate of 68,155 common shares to the board of directors, valued at $126,750. The fair market values of these grants were determined using the fair value of the common shares at each grant date.

Pursuant to the 2000 and 2003 Plans, in the nine months ended September 30, 2006, the Company issued 54,409 common shares to employees valued at $113,000 Newtek also issued 90,000 common shares to various subsidiaries of Genworth Financial in exchange for warrants they held in certain Capcos owned by Newtek. These shares were valued at $186,000 and were accounted for as goodwill.

In the first nine months of 2006, Newtek also granted three employees an aggregate of 33,354 shares of restricted shares valued at $63,000. The grants vest in one year. The fair market values of these grants were determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested.

NOTE 3—TREASURY STOCK:

Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of shareholders’ equity in our Consolidated Balance Sheet. From time to time, treasury shares may be reissued as part of our stock based compensation programs. When shares are reissued, we use the weighted average cost method for determining cost. The difference between the cost of the shares and the issuance price is charged to compensation expense and added or deducted from additional contributed capital.

In March 2006, the Newtek Board of Directors adopted a stock buy-back program authorizing management to enter the market to re-purchase up to 1,000,000 of the Company's common shares. As of September 30, 2006, the Company purchased 31,500 treasury shares under that authorization.

NOTE 4—INVESTMENTS IN QUALIFIED BUSINESSES:

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

HELD TO MATURITY DEBT INVESTMENTS—Summary (in thousands)

Total

Principal Outstanding at December 31, 2005	$3,596
Debt investments made	7,300
Return of principal	(7,497)
Principal Outstanding at September 30, 2006	$3,399

COST INVESTMENTS—Summary (in thousands)

Total

Total cost investments at December 31, 2005	$150
Cost investments made	289
Return of investment	(389)
Total cost investments at September 30, 2006	$50

The Company has not guaranteed any obligation of these investees (other than that of its subsidiary, NSBF), and the Company is not otherwise committed to provide further financial support for the investees. However, from time-to-time, the Company may decide to provide such additional financial support which, as of September 30, 2006 was zero. Should the Company determine that an impairment exists upon its periodic review, and it is deemed to be other than temporary, the Company will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the Consolidated Statements of Operations.

NOTE 5 - LOANS RECEIVABLE (NON-CAPCO):

Loans receivable are generated by NSBF and are primarily related to entities in the Eastern region of the United States with concentrations in the restaurant and hotel and motel industries.

Below is a summary of the activity in the SBA loan receivable balance, net of SBA loan loss reserves for the nine months ended September 30, 2006 (in thousands):

Balance at December 31, 2005	$32,028
SBA loans originated for investment	7,470
Payments received	(5,503)
SBA loans held for investment, reclassified as held for sale	(7,324)
Loans foreclosed into real estate owned	(215)
Provision for SBA loan losses	(405)
Discount on loan originations, net	55
Balance at September 30, 2006	$26,106

Below is a summary of the activity in the reserve for loan losses balance for the nine months ended September 30, 2006 (in thousands):

Balance at December 31, 2005	$2,304
Provision for SBA loan losses	405
Recoveries	75
Loan charge-offs	(376)
Balance at September 30, 2006	$2,408

Below is a summary of the activity in the SBA loans held for sale for the nine months ended September 30, 2006 (in thousands):

Balance at December 31, 2005	$1,155
Loan originations for sale	22,759
SBA loans held for investment, reclassified as held for sale	7,324
Loans sold	(29,620)
Balance at September 30, 2006	$1,618

All loans are priced at the prime interest rate plus approximately 2.75% to 3.75%. As of September 30, 2006 and December 31, 2005, NSBF loans receivable held for investment with adjustable interest rates amounted to $25,577,000 and $34,200,000, respectively.

The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with NSBF. As of September 30, 2006 and December 31, 2005, NSBF loans receivable held for investment with fixed interest rates amounted to $4,510,000 and $1,759,000, respectively.

The GE Line of Credit Agreement is collateralized by all the loans receivable held for investment and held for sale, in addition to all assets of NSBF.

The outstanding balances of loans past due ninety days or more and still accruing interest as of September 30, 2006 and December 31, 2005 amounted to $0 and $7,300, respectively.

At September 30, 2006 and December 31, 2005, total impaired loans which are not accruing interest amounted to $4,107,000 and $3,693,000, respectively. Approximately $1,261,000 and $907,000 of the allowance for loan losses were allocated against such impaired nonaccrual loans, respectively, in accordance with SFAS  114, “Accounting by Creditors for Impairment of a Loan-An Amendment of FASB No. 5 and 43.”

The following is a summary of SBA loans receivable (in thousands) at:

	September 30, 2006	December 31, 2005
Due in one year or less	$16	$24
Due between one and five years	1,854	1,807
Due after five years	28,217	34,129
Total	30,087	35,960
Less : Allowance for loan losses	(2,408)	(2,304)
Less: Deferred origination fees, net	(1,573)	(1,628)

Balance (net)	$26,106	$32,028

NOTE 6—SERVICING ASSETS:

NSBF reviews capitalized servicing rights for impairment. This review is performed based on risk strata, which are determined on a disaggregated basis given the predominant risk characteristics of the underlying loans. The predominant risk characteristics are loan term and year of loan origination.

The following summarizes the activity pertaining to servicing assets for the nine months ended September 30, 2006 (in thousands):

Balance at December 31, 2005	$3,376

Servicing assets capitalized	606
Servicing assets amortized	(647)

Balance at September 30, 2006	3,335

Reserve for impairment of servicing assets:
Balance at December 31, 2005	(179)
Additions	-

Balance at September 30, 2006	(179)

Balance at September 30, 2006 (net of reserve)	$3,156

For the nine months ended September 30, 2006 and 2005, servicing fees received amounted to $1,459,000 and $1,477,000, respectively.

The estimated fair value of capitalized servicing rights was $3,156,000 and $3,197,000 at September 30, 2006 and December 31, 2005, respectively. The estimated fair value of servicing assets at both balance sheet dates was determined using a discount rate of 13.5%, weighted average prepayment speeds ranging from 1% to 19%, weighted average life of 3.9 years, and an average default rate of 3%.

Amortization of servicing assets for the year ended December 31, 2005 on the accompanying Condensed Consolidated Statements of Operations included a cumulative adjustment of approximately $184,000 (a reduction of amortization expenses) due to a change in NSBF’s amortization method. Although this adjustment relates to prior periods, the amount of the adjustment attributable to any prior year would not have been material to Newtek's or NSBF’s financial condition or results of operations as reported for that year.

NOTE 7 - GOODWILL:

In Septembert 2006, CrystalTech’s former CEO earned an additional $975,000 ($500,000 cash and 277,776 shares of Newtek common stock valued at $475,000) pursuant to the asset purchase agreement governing the purchase of CrystalTech in 2004. The fair market value of the shares issued was determined using the fair value of the common shares on September 1, 2006. Such payments have been recorded as additions to goodwill.

NOTE 8 - CUSTOMER ACCOUNTS:

On April 13, 2006, a subsidiary of Newtek purchased a merchant processing credit card portfolio with 3,100 customers from Midwest Transaction Group, L.L.C., for a purchase price of $2,500,000. This portfolio has annual processing volume of approximately $240,000,000. The purchase price has been allocated to customer merchant accounts and is being amortized over 66 months.

NOTE 9 - EARNINGS PER SHARE:

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common share equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

The denominator for basic EPS - weighted average shares below does not include 583,000 shares being held in escrow as well as 473,000 shares issued to a subsidiary of Newtek.

The calculations of net loss per share were:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(in thousands)
Numerator:
Numerator for basic and diluted EPS - loss available to common shareholders	$(1,054)	$(1,977)	$(6,069)	$(889)

Denominator:
Denominator for basic EPS- weighted average shares	34,883	34,454	34,805	34,105
Effect of dilutive securities	—	—	—	—
Denominator for diluted EPS- weighted average shares	34,883	34,454	34,805	34,105

EPS: Basic	$(0.03)	$(0.06)	$(0.17)	$(0.03)
EPS: Diluted	$(0.03)	$(0.06)	$(0.17)	$(0.03)

The amount of anti-dilutive shares/units excluded from above is as follows:

Stock options and restricted stock grants	1,743	66	1,743	70
Warrants	216	258	216	258
Contingently issuable shares	583	791	583	791

NOTE 10 - NOTES PAYABLE-OTHER:

In March 2006, CrystalTech Web Hosting, Inc. (“CrystalTech”), a wholly owned subsidiary of the Company, prepaid $4,000,000 of the note payable to Technology Investment Capital Corp. (“TICC”). In conjunction with the prepayment, CrystalTech paid $127,000 in additional interest. In June and September 2006, CrystalTech prepaid an additional $2,100,000 and $500,000, respectively, of the note payable to TICC. The remaining principal payment of $1,400,000 is due in March 2008.

NOTE 11—SBA LINE OF CREDIT:

In February 2006, GE and NSBF entered into a First Amendment to the GE Line of Credit Agreement. The amendment made adjustments to various financial covenants, including a net-worth maintenance level that NSBF had breached. GE has waived, upon the effectiveness of the amendment, specific defaults that would have resulted from the terms of the original agreement.

NOTE 12 - ACQUISITION OF MINORITY INTEREST:

In September 2006 NMS-WI purchased the interest of its minority shareholder for $1,250,000 ($750,000 cash and 292,377 shares of Newtek stock valued at $500,000). Under FAS 141 the acquisition resulted in the purchase price being fully assignable to customer merchant accounts owned by NMS-WI (less $44,000 in minority interest previously recorded) and will be subject to amortization over a period of 66 months.

Under FAS 109, Accounting for Income Taxes, a deferred tax liability of $770,882 was recorded in conjunction with the transaction as the purchase price is allocable to intangibles, and not goodwill.

NOTE 13 - SEGMENT REPORTING:

Operating segments are organized internally primarily by the type of services provided, and in accordance with SFAS  131, “Disclosures About Segments of an Enterprise and Related Information,” the Company has aggregated similar operating segments into six reportable segments: SBA lending, electronic payment processing, web hosting, Capcos, corporate activities and all other.

Effective in the fourth quarter of 2005, the Company increased the number of operating segments from four to six. Historically a substantial amount of resources were dedicated to new Capcos and the investment of the proceeds in Qualified Businesses and the managing of many of these businesses. Since management does not anticipate any new Capcos in the foreseeable future, the Company has changed its internal reporting to better evaluate and manage the existing Capco business, its corporate activities and its portfolio of small businesses included in the all other segment. The segment previously called Capco and other, which management previously evaluated as one integrated segment, is now being evaluated as three segments—Capcos, corporate activities and all other. The segment information for prior periods has been restated to conform to the current disclosure.

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

The web hosting segment consists of CrystalTech, acquired in July 2004. CrystalTech’s revenues are derived primarily from web hosting and related services and set up fees. CrystalTech generates expenses such as professional fees, payroll and consulting, and depreciation and amortization, which are included in the respective caption on the accompanying condensed consolidated statements of operations, as well as licenses and fees, rent, and general office expenses, all of which are included in other expenses in the respective caption on the condensed consolidated statements of operations.

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

The following table highlights certain financial information about each of the Company's business segments for the three and nine months ended September 30, 2006 and 2005 as required by SFAS 131 pertaining to our business segments:

(in thousands)	For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
Third Party Revenue
SBA lending	$2,783	$2,284	$7,266	$8,218
Electronic payment processing	11,236	8,280	31,273	22,836
Web hosting	3,481	2,781	10,001	7,703
Capcos	1,743	6,140	5,687	17,984
All other	2,663	1,126	5,892	3,004
Corporate activities	993	1,158	3,499	3,895

Total reportable segments	22,899	21,769	63,618	63,640

Eliminations	(1,264)	(1,307)	(3,838)	(3,640)

Consolidated totals	21,635	20,462	59,780	60,000

Inter-Segment Revenue
SBA lending	$—	$—	$—	$—
Electronic payment processing	106	740	290	875
Web hosting	15	13	47	66
Capcos	338	18	975	296
All other	362	415	1,010	728
Corporate activities	531	748	1,600	1,931

Total reportable segments	1,352	1,934	3,922	3,896

Eliminations	(1,352)	(1,934)	(3,922)	(3,896)

Consolidated totals	$—	$—	$—	$—

Income (loss) before provision (benefit) for income taxes
SBA lending	$510	$(1,135)	$352	$(653)
Electronic payment processing	935	160	2,072	1,264
Web hosting	996	949	3,047	2,810
Capcos	(3,572)	(183)	(10,899)	1,553
All other	1,086	(295)	185	(1,819)
Corporate activities	(1,677)	(1,575)	(3,929)	(3,096)

Totals	$(1,722)	$(2,079)	$(9,172)	$59

Depreciation and Amortization
SBA lending	$419	$256	$1,229	$1,001
Electronic payment processing	395	241	1,034	653
Web hosting	676	495	1,848	1,341
Capcos	28	2	80	2
All other	47	(85)	125	114
Corporate activities	163	262	424	334

Totals	$1,728	$1,171	$4,740	$3,445

Identifiable assets (in thousands)	As of September 30, 2006	As of December 31, 2005
SBA lending	$37,438	$46,501
Electronic payment processing	12,052	9,664
Web hosting	14,549	17,101
Capcos	146,289	156,216
All other	20,006	28,845
Corporate activities	5,315	6,686
Consolidated totals	$235,649	$265,013

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

Our Capcos operate under a different set of rules in each of the 8 jurisdictions and these place varying requirements on the structure of our investments. In some cases, particularly in Louisiana and New York, we don’t control the equity or management of a qualified business although at times we don’t always make that distinction.

We are a holding company for several wholly- and majority-owned subsidiaries, including 15 certified capital companies which we refer to as Capcos, and several portfolio companies in which the Capcos own non-controlling minority interests. We are a direct distributor of business services to the small-and medium-sized business market. Our target market represents a very significant marketplace in the US GDP, since approximately 51% of the GDP in the United States comes from small-to medium-size businesses and nine out of ten businesses in the United States fit into this market segment. As of September 30, 2006, we had over 70,000 customers. We use state of the art Web-based proprietary technology to be a low cost provider of products and services to our small and medium size business clients. We partner with Merrill Lynch, Morgan Stanley, UBS, the Credit Union National Association with its 8,700 credit unions and 80 million members, the Navy Federal Credit Union with 2.5 million members, General Motors Minority Dealers Association, The Veterans Corporation, National Physician’s Care, Inc. and the US Women’s Chamber of Commerce all of whom have elected to outsource their business services and financial products to us rather than try to provide it for their customers themselves. We are deemphasizing our Capco business in favor of growing our operating businesses.

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

Web Hosting: CrystalTech Web Hosting, Inc. which offers shared and dedicated web hosting and related services to the small- and medium-sized business market.

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

Business Segments:

The following discussion reviews and analyzes certain financial information from our reportable business segments for the nine and the three months ended September 30, 2006 and 2005.

Nine months ended September 30, 2006

SBA Lending:

Revenues decreased by $952,000, or 12% compared to the prior year corresponding period and were primarily affected by a decrease in premium income of $897,000 as a result of originating and selling fewer loans.

Income before income taxes was $352,000 compared to a loss of $653,000 in the corresponding period of 2005 and was primarily affected by:

•
A $1,778,000 decrease in the provision for loan losses which in 2005 included a $550,000 increase in the provision to cover losses associated with the Commercial Capital Corporation portfolio acquired in 2002 as well as a $900,000 increase associated with Hurricane Katrina, and

•	A reduction of $234,000 in professional fees and $220,000 in line of credit fees, partially offset by:

•	An $897,000 decrease in premium on sale income and a net reduction of $402,000 in recoveries of loan liquidation costs.

Electronic Payment Processing:

Revenues increased $8,437,000, or 37%, compared to the prior year corresponding period and were primarily affected by:

•
A 38% growth in customers from 8,900 to 12,300 as a result of our marketing efforts and acquisition of certain merchant portfolios in 2005 and 2006, which included approximately 2,700 customers, which generated $580,000 of additional revenue in 2006, partially offset by:

•	A one time recovery of $900,000 in 2005 of an investment in Merchant Data Systems received from a legal settlement.

Income before income taxes was $2,072,000, compared to $1,264,000 in the corresponding period in 2005 and was primarily affected by:

•	A substantial increase in revenue and the leverage of fixed costs, offset in part by:

•	A one time recovery of $900,000 in 2005 of an investment in Merchant Data Systems received from a legal settlement.

Web Hosting:

Revenues increased $2,298,000, or 30%, compared to the corresponding period in the prior year and were primarily affected by:
•	An increase in clients accounts from 43,000 to 55,000 due to our increased marketing and sales efforts, and

•	An increase in dedicated hosting customers which generate higher revenue per customer.

Income before income taxes was $3,047,000 compared to $2,810,000 in the corresponding period of 2005 and was primarily affected by:
•	An increase in revenues and a $50,000 decrease in interest expense, partially offset by:

•	A decrease in the revenue per shared web hosting customer due to competitive pressures;

•	Increased technology costs and payroll necessary to service the increased base of customers;

•	Increased depreciation due to capital invested in additional servers to support the growth in shared and dedicated web hosting customers.

Capcos:

Revenues decreased $12,297,000, or 68% compared to the prior year corresponding period and were primarily affected by:

•
A decrease in income from tax credits totaling $12,719,000 from $17,303,000 in 2005 to $4,584,000 in 2006. The Company achieved the 25% investment benchmark in the WNY IV Capco in 2006 and the 50% investment benchmark in the WDC and WLA IV Capcos in 2005. The Company continues to earn revenue through accretion from Capcos which achieved benchmarks in prior periods. Income from tax credits are as follows:

(in thousands)	2006	2005	Change
WNY IV 25% threshold	$746	$-	$746
WDC 50% threshold	-	9,259	(9,259)
WLP IV 50% threshold	-	4,676	(4,676)
Income from tax credit accretion	3,838	3,368	470
	$4,584	$17,303	$(12,719)

Loss before income taxes was $10,899,000, compared to income of $1,553,000 in the corresponding period of 2005 and was primarily affected by a decrease in revenue and an increase in interest expense, insurance expense and management fees associated with two additional Capcos.

All Other:

The all other segment includes revenue and expenses from businesses formed from Investments in Qualified Businesses made through the Capco programs which cannot be aggregated with other operating segments.

Revenues increased $2,888,000 or 96% compared to the prior year corresponding period and were primarily affected by:

•
An increase in revenue totaling $1,716,000 derived from an investment in the fourth quarter of 2005 in Phoenix Development Group, which provides services to and reconstruction of New Orleans, primarily in the form of temporary housing and related services;

•	A gain on the sale of a qualified Capco investment of $1,706,000, partially offset by:

•	A decrease in revenue from Exponential Business Development, Inc. of $650,000, due to a one time gain in the prior period from the sale of an investment.

Income before income taxes was $185,000 compared to a loss of $1,819,000 in the corresponding period of 2005 and was primarily affected by:

•	A gain on the sale of a qualified Capco investment of $1,706,000;

•	A profit of $532,000, including a gain on the sale of property of $310,000 in Phoenix Development Group;

•	A net reduction in losses for a number of smaller investments, partially offset by:

•	A $519,000 loss in Where Eagles Fly, a Washington D.C. Capco investment in a play, and

•	A decrease in profit of $785,000 from Exponential Business Development Company, Inc. due to a one time gain in the prior year from the sale of an investment.

Corporate Activities:

Revenues decreased $396,000, or 10%, compared to the prior year corresponding period. The decrease is primarily due to the Company discontinuing the accrual of management fees from two of its Capcos due to limited available cash.

Loss before income taxes was $3,929,000, compared to $3,096,000 in the corresponding period of 2005 and was due primarily to an increase in professional fees and costs associated with a legal settlement.

Three months ended September 30, 2006

SBA Lending:

Revenues increased by $499,000, or 22%, compared to the prior year corresponding period and were primarily affected by an increase in premium income of $244,000 as a result of selling more unguaranteed loans as well as an increase in other income of $192,000 attributable to greater prepayment and late fee income and an increase in recoveries on liquidation expenses .

Income before income taxes was $510,000, compared to a loss of $1,135,000 in the corresponding period of 2005 and was primarily affected by:

•	A $244,000 increase in premium on sale

•	A decrease in provision for loan loss and line of credit related fees.

•	A decrease in interest expense

Electronic Payment Processing:

Revenues increased by $2,956,000, or 36%, compared to the prior year corresponding period and were primarily affected by:

•	A 38% growth in total customers from 8,900 to 12,300 as a result of our acquisitions of merchant portfolios and marketing efforts;

•	Merchant portfolios, which included approximately 2,700 customers purchased in 2005 and 2006 which generated $220,000 of additional revenue in 2006.

Income before income taxes was $935,000, compared to income of $160,000 in the corresponding period in 2005 and was primarily affected by a substantial increase in revenue and the leverage of fixed costs.

Web Hosting:

Revenues increased $700,000, or 25% compared to the corresponding period in the prior year and were primarily affected by:

•	An increase in client accounts from 43,000 to 55,000 and:

•	An increase in dedicated hosting customers which generate higher revenue per customer.

Income before income taxes was $996,000 compared to $949,000 in the corresponding period of 2005 and was primarily affected by:

•	An increase in revenues and:

•	A $187,000 decrease in interest expense due to a decrease in borrowings during the period, partially offset by:

•	A decrease in the revenue per shared web hosting customer due to competitive pressures;

•	Increased payroll necessary to service the increased base of customers;

•	Increased technology costs and depreciation due to capital invested in additional servers to support the growth in shared and dedicated web hosting customers.

Capcos:

Revenues decreased $4,397,000, or 72% compared to the prior year corresponding period and were primarily affected by:

•
A decrease in income from tax credits totaling $4,601,000 from $5,905,000 in 2005 to $1,304,000 in 2006. The Company achieved the 50% investment benchmark in the WLA IV Capco in 2005. The Company continues to earn income through accretion from Capcos which achieved benchmarks in prior periods. Income from tax credits are as follows:

(in thousands)	2006	2005	Change
WLP IV 50% threshold	$-	$4,676	$(4,676)
Income from tax credit accretion	1,304	1,229	75
	$1,304	$5,905	$(4,601)

Loss before income taxes was $3,572,000, compared to $183,000 in the corresponding period of 2005 and was primarily affected by a decrease in revenue and an increase in interest expense, insurance expense and management fees associated with two additional Capcos.

All Other:

The all other segment includes revenue and expenses from businesses from Investments in Qualified Businesses made through the Capco programs which cannot be aggregated with other operating segments.

Revenues increased $1,537,000, or 137% compared to the prior year corresponding period and were primarily affected by:

•	A gain on the sale of a qualified Capco investment of $1,706,000 in the current period 2006.

Income before income taxes was $1,086,000 compared to a loss of $295,000 in the corresponding period of 2005 and was primarily affected by:

•	A gain on the sale of a qualified Capco investment of $1,706,000 in the current period 2006 and,

•	A net reduction in losses for a number of smaller entities, many of which have been closed in the past year.

Corporate Activities:

Revenues decreased $165,000, or 14% compared to the prior year corresponding period and were primarily affected by a decrease in other income, offset by an increase in management fee income from two additional Capcos (WTX1 and WNY5) compared to the prior year corresponding period, and an increase in interest income in the current period.

The loss before income taxes was $1,677,000, compared to $1,575,000 in the corresponding period of 2005.

The following discussion reviews and analyzes the consolidated statements of operations for the nine and three months ended September 30, 2006 and 2005 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements.

Comparison of the nine months ended September 30, 2006 and September 30, 2005

Revenues decreased by $220,000, or .4%, to $59,780,000 for the nine months ended September 30, 2006, from $60,000,000 for the nine months ended September 30, 2005. Income from tax credits from our Capco business decreased by $12,719,000 to $4,584,000 for the nine months ended September 30, 2006 from $17,303,000 for the nine months ended September 30, 2005.

Electronic payment processing revenue increased by $9,193,000, or 42%, to $31,148,000 for the nine months ended September 30, 2006 from $21,955,000 for the nine months ended September 30, 2005 due to the increase in electronic payment processing customers as a result of our increased sales and marketing efforts. At September 30, 2006, we provided our payment services to over 12,300 customers across the United States, compared to 8,900 customers at September 30, 2005, an increase of 38%. Gross total processing volume increased by 40% to $1,468,000,000 for the nine months ended September 30, 2006 from $1,052,000,000 for the nine months ended September 30, 2005.

Web hosting revenue increased by $2,273,000, or 30%, to $9,953,000 for the nine months ended September 30, 2006 from $7,680,000 for the nine months ended September 30, 2005. At September 30, 2006 and 2005, CrystalTech was providing services to 55,000 and 43,000 client accounts, respectively, an increase of 25%. The increase in revenue is due to the number of customers the Company provided services to and an increase in dedicated hosting customers which generate higher revenue per customer. The increase in revenue due to growth in customers was offset, in part, by a decrease in the revenue per shared web hosting customer due to competitive pressures.

NSBF (SBA Lender) interest income represents earnings on SBA loan receivables. Other interest income consists of investment income on money market accounts, certificate of deposits, U.S. Treasury notes, marketable securities, non-cash accretions of structured products and interest income on qualified investments. The following table details the changes in these different forms of interest income:

(in thousands)	2006	2005	Change
NSBF (SBA Lender)	$2,831	$2,658	$173
Other interest income	1,735	908	827
	$4,566	$3,566	$1,000

The 28% increase in interest income is generally due to an increase in interest rates on investments and loans for the nine months ended September 30, 2006 compared to the same period in 2005.

Income from tax credits from our Capco business decreased by $12,719,000 to $4,584,000 for the nine months ended September 30, 2006 from $17,303,000 for the nine months ended September 30, 2005. In the current period the Company achieved the 25% investment in the WNYIV Capco generating $746,000 in income from tax credits. In the prior period, the Company achieved the 50% investment threshold in both the WDC and WLA IV Capcos generating $9,259,000 and $4,636,000, respectively, in income from tax credits. Offsetting this decrease is a net increase of $470,000 from other Capcos who achieved investment benchmarks in prior periods.

Premium income decreased by $897,000 to $2,448,000 for the nine months ended September 30, 2006 from $3,345,000 for the nine months ended September 30, 2005. The decrease in premium income was attributable to NSBF selling 92 guaranteed loans in the nine months ended September 30, 2006, aggregating $22,296,000 as compared to 121 loans sold aggregating $32,215,000 in the same period for the prior year. The premiums recognized in connection with these sales were $1,767,000 for the nine months ended September 30, 2006 as compared with $2,612,000 in the same period for the prior year.

In addition, in the nine months ended September 30, 2006, NSBF sold $7,324,000 of loans previously classified as held for investment as compared with $8,522,000 in the prior period, for aggregate proceeds of $7,650,000 and $8,827,000, respectively. The carrying value above the amounts sold of $326,000 and $305,000 was recorded as premium income. Also, in connection with these sales, included in premium income for the nine months ended September 30, 2006 and 2005 is approximately $355,000 and $428,000, respectively, representing the allocated portion of the remaining discount recorded at the time of loan origination.

   Servicing fee income related to SBA loans decreased by $18,000 to $1,459,000 for the nine months ended September 30, 2006 from $1,477,000 for the nine months ended September 30, 2005. The decrease in servicing fee income was attributable to reconciling certain discrepancies with the fiscal transfer agent regarding the amounts owed participants.  The amount of these discrepancies approximated $169,000 and was offset by the average servicing portfolio’s growth year over year. The average servicing portfolio for the nine months ending September 30, 2006 was $148,000,000 as compared with an average of $136,000,000 for the nine months ending September 30, 2005

Other income increased by $1,297,000 to $4,980,000 for the nine months ended September 30, 2006 from $3,683,000 for the nine months ended September 30, 2005. Other income for the nine months ended September 30, 2006 included $1,716,000 of revenues from Phoenix Development Group, which provides services to and reconstruction of New Orleans, primarily in the form of temporary housing and related services, a gain on the sale of an investment of $1,706,000, and the recovery of an investment from two of our Capcos of $161,000 For the nine months ended September 30, 2005, other income included a $900,000 recovery of an investment in Merchant Data Systems received from a legal settlement, $749,000 of equity earnings from Exponential Business Development, L.P., as well as approximately $475,000 of other income from the settlement of loan recovery costs from the SBA.

Electronic payment processing direct costs increased by $6,287,000 to $22,381,000 for the nine months ended September 30, 2006 from $16,094,000 for the nine months ended September 30, 2005, an increase of 39%, which correlates to the significant increase in this business.

Changes in interest expense are summarized as follows:

(in thousands)	2006	2005	Change
Capco interest expense	$9,845	$9,024	$821
NSBF (SBA lender) interest expense	1,618	1,519	99
Other interest expense	1,068	1,242	(174)
	$12,531	$11,785	$746

The increase in Capco expense relates to the two new Capcos formed in June and December 2005 (WTXI and WNYV) which had a full nine months of expense in 2006. The $99,000 increase in SBA interest expense is attributable to the increase in the prime rate as well as an increase in the lending rate. Under the previous lines of credit with Deutsche Bank and Banco Popular, NSBF’s lending rate was prime minus 50 basis points and prime, respectively. Under the current Line of Credit Agreement with GE, the weighted average lending rate is prime plus 58 basis points or Base LIBOR plus 283 basis points. These increases were offset by the decrease in the average outstanding lines of credit from $32,038,000 during the nine months ended September 30, 2005 to $22,483,000 during the nine months ended September 30, 2006.

Consulting, payroll and benefits increased by $401,000 to $12,708,000 for the nine months ended September 30, 2006 from $12,307,000 for the nine months ended September 30, 2005.

Professional fees increased by $711,000 to $6,153,000 for the nine months ended September 30, 2006 from $5,442,000 for the nine months ended September 30, 2005.

Depreciation and amortization expense increased by $1,295,000 to $4,740,000 for the nine months ended September 30, 2006 from $3,445,000 for the nine months ended September 30, 2005. This is due to the purchase of $3,509,000 of fixed assets since September 30, 2005.

Insurance expense increased by $260,000 to $2,579,000 for the nine months ended September 30, 2006 from $2,319,000 for the nine months ended September 30, 2005. This increase is primarily due to the additional insurance relating to the new Capcos formed in June and December 2005 (WTXI and WNYV, respectively).

Provision for loan losses decreased by $1,778,000 to $405,000 for the nine months ended September 30, 2006 from $2,183,000 for the nine months ended September 30, 2005. This decrease was due to NSBF experiencing significant charge-offs in the first nine months of 2005, which required management to establish an additional provision in order to maintain its allowance for loan losses at a level which management believed adequately covered inherent losses in the existing loan portfolio. NSBF’s charges-offs, in both the acquired CCC portfolio as well as newly originated loans, were $301,000 in the nine months ended September 30, 2006 as compared to $1,340,000 in the comparable period in 2005. The higher amount in 2005 was due to the completion of the liquidation process on certain loans from the acquired CCC portfolio and unexpected credit events from the acquired portfolio and newly originated loans.

Additionally, in the third quarter of 2005, management recorded an additional $900,000 in reserves, of which $300,000 was associated with hurricane Katrina. The $300,000 reserve was established to cover known and probable future losses due to business interruptions and material property losses, as well as indirect economic effects outside of the hurricane region which could result in decreases in revenue to some of our other borrowers. The remaining $600,000 reserve was established due to economic conditions in 2005, specifically the rising interest rate environment and the high price of oil and gas, in addition to the potential economic impact to those small businesses in Louisiana, Alabama, Mississippi and other parts of the country that were not directly impacted by the storm as addressed in the reserves above.

Management’s ongoing estimates of the allowance for loan losses are particularly affected by the changing composition of the loan portfolio over the last few years. The loans acquired from CCC in December 2002, which are more seasoned than those originated by NSBF, comprise 25% of total loans held for investment as of September 30, 2006. Other portfolio characteristics, such as industry concentrations and loan collateral, which also impacts management’s estimates of the allowance for loan losses, have also changed since the acquisition. The changing nature of the portfolio and the limited past loss experience on the newly originated portfolio has resulted in management’s estimates of the allowance for loan losses being based more on subjective factors and less on empirically derived loss rates. Such estimates could differ from actual results, which may have a material effect on the Company’s results of operations or financial condition.

Other expenses increased by $1,931,000 to $7,784,000 for the nine months ended September 30, 2006 from $5,853,000 for the nine months ended September 30, 2005.

The effective tax benefit and provision for the nine months ended September 30, 2006 and 2005 were 34% and 1,607%, respectively. In both years no tax benefit was recorded for the taxable losses of NSBF as it is not included in the consolidated tax group. In addition, for the nine months ended September 30, 2005, Newtek had a permanent difference of $822,000, which further increased the effective rate.

Net loss increased by $5,180,000 resulting in a net loss of $6,069,000 for the nine months ended September 30, 2006 from a net loss of $889,000 for the nine months ended September 30, 2005, due to the decreases in revenue of $220,000, increases in total expenses of $8,710,000 and a decreased benefit from minority interest of $301,000, offset by the net increase in the tax benefit of $4,051,000.

Comparison of the three months ended September 30, 2006 and September 30, 2005

Revenues increased by $1,173,000, or 5.7%, to $21,635,000 for the three months ended September 30, 2006, from $20,462,000 for the three months ended September 30, 2005. Income from tax credits from our Capco business decreased by $4,601,000 to $1,304,000 for the three months ended September 30, 2006 from $5,905,000 for the three months ended September 30, 2005.

Electronic payment processing revenue increased by $2,587,000, or 31%, to $11,022,000 for the three months ended September 30, 2006 from $8,435,000 for the three months ended September 30, 2005 due to the increase in electronic payment processing customers. At September 30, 2006, we provided our payment services to over 12,300 customers across the United States, compared to 8,900 customers at September 30, 2005, an increase of 38%. Gross total processing volume increased by 42% to $545,000,000 for the three months ended September 30, 2006 from $383,000,000 for the three months ended September 30, 2005.

Web hosting income increased by $710,000, or 26%, to $3,479,000 for the three months ended September 30, 2006 from $2,769,000 for the three months ended September 30, 2005. The increase is due to the number of customers the Company provided services to and an increase in dedicated hosting customers which generate higher revenue per customer. At September 30, 2006 and 2005, CrystalTech was providing services to 55,000 and 43,000 client accounts, respectively.

NSBF (SBA Lender) interest income represents earnings on SBA loan receivables. Other interest income consists of investment income on money market accounts, certificate of deposits, U.S. treasury notes, marketable securities, non-cash accretions of structured products and interest income on qualified investments. Interest income decreased by $7,000 to $1,230,000 for the three months ended September 30, 2006 from $1,237,000 for the three months ended September 30, 2005.

Income from tax credits from our Capco business decreased by $4,601,000 to $1,304,000 for the three months ended September 30, 2006 from $5,905,000 for the three months ended September 30, 2005. In the prior period, the Company achieved the investment threshold in the Wilshire Louisiana IV Capco program generating $4,676,000 in income from tax credits. Offsetting this decrease, is a net increase of $75,000 from other Capcos recording income tax credit accretions in the current period compared to the prior period.

Premium income increased by $244,000 to $1,071,000 for the three months ended September 30, 2006 from $827,000 for the three months ended September 30, 2005. The increase in premium income was attributable to NSBF selling $4,510,000 of loans previously classified as held for investment as compared with $2,458,000 in the same period in 2005, for aggregate proceeds of $4,690,000 and $2,513,000, respectively. The carrying value above the amounts sold of $180,000 and $55,000 was recorded as premium income. Also, in connection with these sales, included in premium income for the three months ended September 30, 2006 and 2005 is $335,000 and $91,000, respectively, representing the allocated portion of the remaining discount recorded at the time of loan origination. This increase in premium recognized was offset by NSBF selling 32 guaranteed loans in the three months ended September 30, 2006, aggregating $7,970,000 as compared to 37 loans sold aggregating $9,276,000 in the same period for the prior year. The premiums recognized in connection with these sales were $556,000 for the three months ended September 30, 2006 as compared with $681,000 in the same period for the prior year.

Servicing fee income related to SBA loans decreased by $66,000 to $473,000 for the three months ended September 30, 2006 from $539,000 for the three months ended September 30, 2005. The decrease in servicing fee income was attributable to reconciling certain discrepancies with the fiscal transfer agent regarding the amounts owed participants as well as the average servicing portfolio’s decrease year over year.  The amount of these discrepancies approximated $34,000. The average servicing portfolio for the three months ending September 30, 2006 was $144,000,000 as compared with an average of $147,000,000 for the three months ending September 30, 2005.

Other income increased by $2,369,000 to $2,846,000 for the three months ended September 30, 2006 from $477,000 for the three months ended September 30, 2005. Other income for the three months ended September 30, 2006 included $143,000 of revenues from Phoenix Development Group, a gain on the sale of an investment of $1,706,000 and the recovery of an investment from two of our Capcos of $161,000.

Electronic payment processing direct costs increased by $1,776,000 to $7,919,000 for the three months ended September 30, 2006 from $6,143,000 for the three months ended September 30, 2005, an increase of 29%, which correlates to the significant increase in this business.

Interest expense decreased by $621,000 to $3,587,000 for the three months ended September 30, 2006 from $4,208,000 for the three months ended September 30, 2005. Capco interest expense increased due to the two new Capcos formed in June and December 2005 (WTXI and WNYV) which had a full three months of expense in 2006. Other interest expense decreased due to prepayments on the TICC debt as well as payments on the notes payable - insurance during the year. A decrease in SBA interest expense is attributable to the average outstanding lines of credit decreasing from $28,109,000 during the three months ended September 30, 2005 to $18,671,000 during the three months ended September 30, 2006. This was partially offset by the increase in the prime rate as well as an increase in the lending rate. Under the previous lines of credit with Deutsche Bank and Banco Popular, NSBF’s lending rate was prime minus 50 basis points and prime, respectively. Under the current credit agreement with GE, the lending rate is prime plus 75 basis points or Base LIBOR plus 300 basis points.

Consulting, payroll and benefits increased by $377,000 to $4,373,000 for the three months ended September 30, 2006 from $3,996,000 for the three months ended September 30, 2005.

Professional fees increased by $231,000 to $2,133,000 for the three months ended September 30, 2006 from $1,902,000 for the three months ended September 30, 2005.

Depreciation and amortization expense increased by $549,000 to $1,720,000 for the three months ended September 30, 2006 from $1,171,000 for the three months ended September 30, 2005. This is due to the purchase of $3,509,000 of fixed assets since September 30, 2005.

Insurance expense decreased by $66,000 to $790,000 for the three months ended September 30, 2006 from $856,000 for the three months ended September 30, 2005.

Provision for loan losses decreased by $1,031,000 to $51,000 for the three months ended September 30, 2006 from $1,082,000 for the three months ended September 30, 2005. This decrease was due to NSBF’s management recording an additional $900,000 in reserves in 2005, of which $300,000 was associated with hurricane Katrina. The $300,000 reserve was established to cover known and probable future losses due to business interruptions and material property losses, as well as indirect economic effects outside of the hurricane region which could result in decreases in revenue to some of our other borrowers. The remaining $600,000 reserve was established due to economic conditions in 2005, specifically the rising interest rate environment and the high price of oil and gas, in addition to the potential economic impact to those small businesses in Louisiana, Alabama, Mississippi and other parts of the country that were not directly impacted by the storm as addressed in the reserves above.

Management’s ongoing estimates of the allowance for loan losses are particularly affected by the changing composition of the loan portfolio over the last few years. The loans acquired from CCC in December 2002, which are more seasoned than those originated by NSBF, comprise 25% of total loans held for investment as of September 30, 2006. Other portfolio characteristics, such as industry concentrations and loan collateral, which also impacts management’s estimates of the allowance for loan losses, have also changed since the acquisition. The changing nature of the portfolio and the limited past loss experience on the newly originated portfolio has resulted in management’s estimates of the allowance for loan losses being based more on subjective factors and less on empirically derived loss rates. Such estimates could differ from actual results, which may have a material effect on the Company’s results of operations or financial condition.

Other expenses increased by $548,000 to $2,846,000 for the three months ended September 30, 2006 from $2,298,000 for the three months ended September 30, 2005.

The effective tax benefit for the three months ended September 30, 2006 and 2005 were 39% and 5%, respectively. In both years no tax benefit was recorded for the taxable losses of NSBF as it is not included in the consolidated tax group. In addition, in the three months ended September 30, 2005, Newtek had a non-deductible permanent difference of $822,000, which further increased the effective tax rate.

Net loss decreased by $923,000, or 47%, resulting in a net loss of $1,054,000 for the three months ended September 30, 2006 from a net loss of $1,977,000 for the three months ended September 30, 2005, due to the increases in revenue of $1,174,000, increases in total expenses of $628,000 and a decreased benefit from minority interest of $188,000, offset by the net increase in the tax benefit of $565,000.

Our operating businesses are dependent on the health of the small- and medium-sized segments of the U.S. economy.   The continuing rise in interest rates, along with the rise in commodity prices, could have a negative impact on consumer spending which could adversely impact our small business customers. This could also negatively impact the value of commercial and residential real estate, which could adversely impact the loan portfolio of our SBA Lending segment. The inverted yield curve has also made it difficult to originate prime based floating rate SBA loans in our SBA lending segment.

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

Liquidity and Capital Resources
(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2006	2005
Net cash provided by (used in) operating activities	$1,453	$(11,054)
Net cash provided by (used in) investing activities	21,671	(3,406)
Net cash (used in) provided by financing activities	(16,914)	17,257
Net increase in cash and cash equivalents	6,210	2,797

Cash and cash equivalents, beginning of period	23,940	50,922
Cash and cash equivalents, end of period	$30,150	$53,719

Cash requirements and liquidity needs are primarily funded through our capacity to borrow from our $75 million GE line of credit to originate and warehouse the guaranteed and unguaranteed portion of loans of our SBA lending unit and available cash and cash equivalents. The availability of the lending facility is subject to the compliance with certain covenants and collateral requirements as set forth in the agreement. At September 30, 2006, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $30,150,000 and $3,677,000 available through the GE lending facility.

In addition, the Company held $4,825,000 in U.S. Treasury Notes which are classified as held for sale and could be converted to cash and cash equivalents. Restricted cash totaling $11,229,000 which is held in Capcos can be used in managing and operating the Capcos, making qualified investments, to repay debt obligations and for the payment of income taxes.

Net cash used in operating activities is affected by noncash revenues and expenses associated with our Capco segments. In the period ended September 30, 2006, noncash interest accretion associated with notes payable in credits in lieu of cash totaled $9,845,000 while the noncash expensing of insurance purchased at the time Capcos were formed totaled $2,227,000. This offset noncash income from tax credits of $4,584,000, thereby generating a noncash loss of $7,488,000. In 2005, interest accretion totaled $9,336,000, the expensing of insurance totaled $1,017,000 and income from tax credits totaled $17,303,000, thereby generating noncash income of $6,950,000.

Net cash provided by investing activities primarily includes the purchase or sale of fixed assets and customer accounts, activity regarding the unguaranteed portions of SBA loans and changes in restricted cash and investments. During 2006, cash was used to purchase $2,099,000 in fixed assets primarily to support increased customers in our web hosting segment and to acquire $2,755,000 in customer merchant accounts. A net decrease in the unguaranteed portion of SBA loans provided $5,829,000. We also received net proceeds of $13,973,000 from the sale of certificates of deposit and marketable securities and $4,675,000 through a reduction in restricted cash held by our Capcos. In addition, cash proceeds of $2,094,000 were received from the sale of an Investment in a Qualified Business.

Net cash used in financing activities primarily includes changes in notes payable - insurance, the proceeds of which were used to finance Capco activities, notes payable - other which were funds borrowed by CrystalTech Web Hosting, Inc. from TICC and the GE line of credit which is the lending facility for our SBA lending operation.

Notes payable-insurance repayments were $1,938,000 in 2006 and $2,776,000 in 2005. In 2005, the Company borrowed $8,000,000 from TICC, $6,600,000 of which was prepaid through September 30, 2006. In 2006 Phoenix Development Group repaid $1,685,000 in notes payable-other. In the same period last year, $520,000 of notes payable - other was repaid to the former stockholders of a subsidiary. The GE line of credit payable decreased by $6,679,000 in 2006 and by $4,267,000 in 2005.

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

Because Newtek Small Business Finance, Inc., our SBA lender, borrows money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds.  The Company had approximately $14,609,000 at September 30, 2006 outstanding on the GE line of credit. Interest rates on such notes are variable at prime plus 0.75 or base LIBOR plus 3.00%. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income.  In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income.  We have analyzed the potential impact of changes in interest rates on interest income net of interest expense.  Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have the effect of a net increase (decrease) in assets by less than 1% for the first nine months of 2006.  Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect a net increase (decrease) in assets.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

Additionally, we do not have significant exposure to changing interest rates on invested cash and cash equivalents, U.S. Treasury notes and marketable securities which was approximately $47,533,000 and $62,506,000 at September 30, 2006 and December 31, 2005, respectively. Newtek invests cash mainly in money market accounts and other investment-grade securities and does not purchase or hold derivative financial instruments for trading purposes.

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

(b)
Changes in Internal Controls. We have placed significant emphasis on remediation of the previously disclosed material weakness and have added a senior legal officer primarily responsible for internal control development and three professional positions in our accounting and finance staff during the quarters ended June 30, 2006 and September 30, 2006.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities

(a) On September 8, 2006, the Company issued 292,397 unregistered common shares to Tracy A. Schmidt, President and Chief Operating Officer of UPS Wisconsin with a market valuation as of that date of approximately $500,000. The shares were issued in consideration for the exchange of the purchase of 3% of the equity of NMS-WI in reliance on Section 4(2) of the Securities Act of 1933, as amended.

On September 1, 2006, the Company issued 277,778 unregistered common shares to Tim Uzzanti valued at that date at $475,000 pursuant to the terms of the CryastalTech Acquisition Agreement. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

On September 20, 2006, pursuant to the terms of the Company’s directors’ compensation program, the Company issued to its four independent directors a total of 23,025 unregistered common shares with a market valuation as of that date of $42,250. The shares were issued in exchange for the services of the directors on the Board of Directors and its committees in reliance on Section 4(2) of the Securities Act of 1933, as amended.

(b) In March 2006, the Newtek Board of Directors adopted a stock buy-back program authorizing management to enter the market to re-purchase up to 1,000,000 of the Company's common shares. As of September 30, 2006, the Company purchased 31,500 treasury shares under that authorization.

The following table summarizes the repurchase of common stock under the stock buy-back program:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program
8-1-06 through 8-31-06	31,500	$1.70	31,500	968,500

(1) All shares were purchased pursuant to the publicly announced Stock Buy-Back Program, which was effective as of March 2006 and has no set expiration. We are authorized to purchase up to 1 million shares of our common stock under the Program.

Item 4.  Submission of Matters to a Vote of Security Holders.

The results of the Annual Shareholders’ Meeting on June 23, 2006, were previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed July 14, 2006.

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

NEWTEK BUSINESS SERVICES, INC.

Date: November 14, 2006	By:	/s/ Barry Sloane
Barry Sloane
Chairman of the Board, Chief Executive Officer and Secretary

Date: November 14, 2006	By:	/s/ Michael J. Holden
Michael J. Holden, Treasurer,
Chief Financial Officer, Chief Accounting Officer