Form 10-K
period 2006-12-31
NEWTEK BUSINESS SERVICES INC
filed 2007-04-02
CIK 1094019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number: 001-16123

NEWTEK BUSINESS SERVICES, INC.

New York	11-3504638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1440 Broadway,17th Floor New York, New York	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 356-9500

Securities Registered Pursuant to Section 12(g) of the Act:

Common Shares, par value $0.02 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant:1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (all as defined in Rule 12b-2 of the Act).

Large Accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $44,066,000 as of the last business day of the registrant’s second fiscal quarter of 2006.

As of March 26, 2007 there were 36,689,131 shares issued and outstanding of the registrant’s Common Shares, par value $0.02 per share.

NEWTEK BUSINESS SERVICES, INC.

PART I

Item 1	BUSINESS

Overview

Newtek Business Services, Inc. (“Newtek”) is a holding company for several wholly- and majority-owned subsidiaries, including 15 certified capital companies which we refer to as Capcos, and several portfolio companies in which the Capcos own non-controlling or minority interests. We are a direct distributor of business services to the small and medium-sized business market. Our target market represents a very significant marketplace in the United States gross domestic product or GDP. According to statistics published by the U.S. Small Business Administration, approximately 51% of the GDP in the United States comes from small-to medium-size businesses and 99% of businesses in the United States which have one or more employees fit into this market segment. As of December 31, 2006, we had over 75,000 business accounts. We use state of the art Web-based proprietary technology to be a low cost acquirer and provider of products and services to our small-and medium- size business clients. We partner with AIG, Merrill Lynch, Morgan Stanley, UBS, the Credit Union National Association with its 8,700 credit unions and 80 million members, the Navy Federal Credit Union with 2.7 million members, PSCU Financial Services, Inc., the nation’s largest credit union service organization, General Motors Minority Dealers Association and Daimler Chrysler Minority Dealers Association, all of whom have elected to offer certain of our business services and financial products rather than try to provide some or all of them directly for their customers. We have deemphasized our Capco business in favor of growing our operating businesses and do not anticipate creating any new Capcos in the foreseeable future.

The Company’s principal business segments are:

Electronic Payment Processing: Marketing, credit card processing and check approval services to the small- and medium-sized business market.

Web Hosting: CrystalTech Web Hosting, Inc. which offers shared and dedicated web hosting and related services to the small- and medium-sized business market.

SBA Lending: Newtek Small Business Finance, Inc., a nationally licensed, U.S. Small Business Administration lender that originates, sells and services loans to qualifying small businesses, which are partially guaranteed by the SBA.

All Other: Includes results from businesses formed from Investments in Qualified Businesses made through Capco programs which cannot be aggregated with other operating segments.

Corporate Activities: Revenue and expenses not allocated to our other segments, including interest income, Capco management fee income and corporate operations expenses.

Capcos: Fifteen certified capital companies, which invest in small- and medium-sized businesses. They generate non-cash income from tax credits and non-cash interest and insurance expenses.

Business Strategy

Key elements of our strategy to grow our business are:

•

Continue to focus our business model to serve the small- and medium-sized business market. We are focused on developing and marketing business services and financial products and services aimed at the small-and medium-sized business market. Our business model is to get that market to view us as “The Company” to go to for all their business needs. We are now providing one or more services to approximately 75,000 client accounts. We intend to continue to leverage the Newtek™ brand as a one stop shop provider for small and medium size business market, and further develop direct marketing efforts through our website and our direct sales program.

•

Continue to implement a strategy of acquiring customers at low cost. We seek to acquire customers at a low cost through a national strategy centered on our alliance partners and our NewTracker™ technology. Our alliance partners use our proprietary NewTracker™ referral system to refer customers to us for sales and customer referral, tracking and processing. We use the same proprietary system as our gateway for direct sales through our website and our Biz Exec program.

•

Further develop national marketing of the “Newtek” brand through our alliance partners. We have formed key marketing alliances with national business organizations such as AIG, Merrill Lynch, Navy Federal Credit Union, PSCU Financial Services, Inc. and UBS, Inc., and trade organizations such as the Credit Union National Association, the General Motors Minority Dealers Association, and Daimler Chrysler Minority Dealers Association.We seek to build on the endorsement of our technology, high level of customer service, and competitively priced products and services by these partners.

•

Continue to develop our state-of-the-art technology to process business applications and financial transactions. We are expanding our proprietary NewTracker™ referral system which allows us to process new business utilizing a web-based, centralized processing point. We are implementing a project of combining all data assets into a seamless, enterprise wide accessible master database in order to facilitate cross marketing, selling and servicing, real-time data mining, and business intelligence.

•

Cross sell additional products and services to small- and medium-sized businesses. We are developing our processing systems to facilitate cross selling multiple products and services. We are actively seeking to add additional products and services to meet the demands of the small and medium- sized business market. In addition we are implementing a multi-channel marketing strategy to expand our reach.

•

Opportunistically acquire companies or assets to provide complementary products and services. By strategically acquiring companies or assets in our primary product and service markets, we can expand our customer base and create cross-selling opportunities for our growing suite of complementary goods and services.

•

Continue to fulfill our obligations under the current Capco programs. Our emphasis is on continuing our exemplary regulatory compliance program in order to successfully complete the investment cycles for all Capcos. At December 31, 2006, we had reached the final investment requirements in all 15 Capco programs in which we participate directly, that we believe ensured that 100% of the tax credits are beyond risk of recapture.

During our year ended December 31, 2006:

•

Revenue from our three major operating segments (electronic payment processing, web hosting and SBA lending) totaled $66,694,000 in 2006, a 23% increase as compared with $54,111,000 in 2005. These segments represented 76% of total revenue in 2006 as compared to 56% in 2005.

•	Our three major operating segments earned $7,022,000 in 2006, a 21% increase as compared with $5,823,000 in 2005.

•

Our three major operating segments achieved $13,753,000 in positive cash provided by operating activities in 2006. In addition, for the first time as a publicly traded company, we achieved consolidated positive cash provided by operating activities, which totaled $1,881,000.

•

In 2006 we prepaid $7,000,000 of the $8,000,000 note payable to TICC which was incurred in 2005 in conjunction with the purchase of CrystalTech Web Hosting, Inc. This prepayment was made primarily from CrystalTech’s positive cash provided by operating activities.

History

We were founded in 1998 to participate in the Capco programs. We have since developed our branded line of business services and financial products and services for the small and medium-sized business market. At December 31, 2006, we had 37 majority-owned companies excluding our 15 Capcos, many of which were a result of investments through the Capco programs. From 1999 to 2005, Capcos generated significant cash flows reflected as financing activities on our consolidated cash flow statement. We do not anticipate creating any new Capcos in the foreseeable future, although we continue to invest in small businesses through our existing Capcos and meet the goals of the Capco programs. We are concentrating our efforts on creating a distribution channel for the small and medium-sized business market.

We believe that Fortune 500 companies are seeking to expand their client base into the lucrative small to medium -size business market. We believe that to enter this market effectively they will require the use of a cost-effective distribution channel such as the one we have built using proprietary technology and systems. We believe that most Fortune 500 companies try to use the same distribution methods used for their existing consumer or corporate customers in order to reach this market, only to find it too expensive or unproductive to address small to medium-sized businesses. We view the small business owner and decision maker as unique and requiring a different distribution channel, as well as different products, packaging and service tailored to meet the needs of small and medium-sized businesses.

We market ourselves to our small and medium- sized business customers through our motto of “we do it differently” and “we do it better.” An example of how we seek to do this is our 24/7 call center which we believe is a valuable feature for most small business owners that need help at off hours and on weekends. We use Web-based applications as an in-house tool to make our employees and associates efficient, smart and productive. Instead of using expensive six-figured salaried employees that a typical bank or an insurance company would use to market financial products and business services to small- and medium-sized business customers, we use very smart, efficient, high-quality technology and dedicated loyal non-executive salary plus bonus employees.

We believe that our business service specialists on all product lines understand the needs of the small business owner. We conduct telephone interviews with our target customers across all product lines to deepen our understanding of their needs. We have tailored our offerings to avoid our small and medium- sized business customers having to fill out multiple handwritten forms or type data into a keyboard, which we believe is the most aggravating factor facing our customers. We have modeled our back-office and business operations after customer centered operational models, such as that of Progressive Insurance. We stress our responsive customer service, and we endeavor to excel in addressing and resolving issues and problems that our customers may face. We intend to provide our 24/7 customer service functions in Spanish to service the growing Hispanic owned and operated small business customer base in the United States.

The Newtek Referral System

Our proprietary NewTracker™ referral system allows us to process new business utilizing a web-based, centralized processing point. Our trained representatives use these web-based applications as a tool to acquire and process data through telephonic interviews, eliminating the need for face to face contact and the requirement that a customer complete multiple paper forms or data entry for multiple product lines. This approach is customer friendly, allows us to process applications very efficiently and allows us to store client information for further processing and cross-selling efforts while offering what we believe to be the highest level of customer service. It also assures our alliance partners full transaction transparency. This system permits our alliance partners to have a window to our back office processing 24 hours a day, 7 days a week, to see every communication and interaction between our sales and processing representatives and their referred customers without sharing customer or alliance partner sensitive data on the application. NewTracker™ enables the processing and tracking of services in a manner similar to the bar code system used by overnight delivery services.

We are implementing a project of combining of all data assets into a seamless, enterprise wide accessible master database in order to facilitate cross marketing, selling and servicing, real-time data mining, and business intelligence and further enhance our use of NewTracker™.

Alliances

Each of the operating businesses benefit from the receipt of significant numbers of customer referrals from our alliance partners, pursuant to agreements negotiated and structured by our holding company management and staff. We are focused on using strategic business affiliations to identify likely small to mid-sized business customers and others to be serviced by our operating businesses. We seek to ally Newtek with companies and organizations that wish to offer one or more of our principal business lines to their customers or members. We provide one-stop shopping for alliance partners that want to launch or expand their business services. For example, many credit unions are serving small business owners with consumer lending applications, and can use our alliance with Credit Union National Association or PCSU Financial Services to expand their offering of services. We believe our comprehensive portfolio of business services can help small businesses grow, which benefits the business owner and their credit union.

These alliance partners are able to provide greater service to their customers and members and derive a steady flow of referral payments from us. On the other hand, our operating companies are receiving significant numbers of referrals for our services in the areas of small business loans, insurance and electronic payment processing and are thus acquiring customers at a low cost. NewTracker™, our proprietary, internally developed referral system technology facilitates this transfer of information and also permits our customer service representatives, their supervisors and the referring alliance partners to all observe the real time processing of each referral, from intake to completion. For a Merrill Lynch financial advisor who refers a customer for electronic payment processing, he or she can follow the processing and know when decisions are made, what they are, when the referral fees are earned as well as observe and oversee the operational performance of our customer service representatives. The process is analogous to the bar code system used by overnight delivery services to track the movement of a package, where critical processing points are input and the customer is able to access the company’s password-protected web site and monitor the movement of the package from pick up to delivery.

We have entered into agreements to provide for one or more business services with the following entities:

•	AIG

•	UBS

•	Merrill Lynch

•	Morgan Stanley

•	Maxim Group, LLC

•	Bank Atlantic

•	Credit Union National Association

•	Daimler Chrysler Minority Dealers Association

•	General Motors Minority Dealership Association

•	Navy Federal Credit Union

•	New Alliance Bank

•	NCMIC Financial, Inc.

•	PCSU Financial Services, Inc.

Primary Business Segments

Electronic Payment Processing

We are a provider of payment processing services to over 12,300 small business merchants throughout the US. We enable our clients to accept all major credit cards as well as debit and ATM cards for payment whether they are a retail, service, mail-order or Internet merchant. We work with clients to set up merchant payment processing and to customize value added programs that help drive customers to them such as personalized gift card programs, and check guarantee services. At December 31, 2006 we processed transactions at an annualized rate exceeding $2.1 billion.

Universal Processing Services—Wisconsin, LLC, d/b/a Newtek Merchant Solutions of Wisconsin, or UPS-WI, provides credit card, debit card, gift card processing and check approval services directly to merchants. UPS-WI obtains its merchant customers primarily through the Newtracker™ referral system and our agreements with alliance partners, agreements with independent sales organizations, including our affiliates below, and other associations throughout the country. UPS-WI pays these organizations and associations a percentage of the processing revenue derived from their respective merchants. UPS-WI in turn contracts with large scale data processing companies to provide the data processing and funds settlement services for the merchants. UPS-WI assists merchants with their initial installation of equipment and initial and on-going service and any other special processing needs that they may have. On a wholesale basis, UPS-WI acts as a processor for merchants that are brought to it through our alliance partners, affiliated companies and other third-party marketing organizations. UPS-WI had contracts with 160 independent sales consultants as of December 31, 2006, and has grown its customer base significantly during each year of operations since 2002. UPS-WI is currently adding approximately 300 customers per month, and has reached a customer base of approximately 7,900 as of December 31, 2006. UPS-WI had positive cash flow and earnings for the year and processed transactions at a monthly annualized rate of approximately $1.6 billion at December 31, 2006.

The following five subsidiaries operate under the name “Newtek Merchant Solutions”:

•	Universal Processing Services of New York, LLC, d/b/a Newtek Merchant Solutions of New York, was organized in March 2001 and is based in New York City.

•	Universal Processing Services of Colorado, LLC, d/b/a Newtek Merchant Solutions of Colorado, was organized in December 2002 and is based in Evergreen, Colorado.

•

First BankCard Alliance of Alabama, LLC, d/b/a Newtek Merchant Solutions of Alabama, was organized in 2004 and is based in Montgomery, Alabama. Newtek Merchant Solutions of Alabama currently services approximately 300 merchants, and processed transactions at an annualized rate of approximately $28 million.

•

Summit Systems & Design, LLC, d/b/a Newtek Webhosting Services, was organized in 2005 and is based in Brownsville, Texas. Summit currently services approximately 2,700 merchants, and processed transactions at an annualized rate of approximately $287 million.

•

Automated Merchant Services, Inc., d/b/a Newtek Merchant Services of Florida, or NMS-FL, was acquired by our Florida Capco and us in August 2003. NMS-FL currently services approximately 1,400 merchants, and processed transactions at an annualized rate of approximately $177 million.

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

All of our electronic payment processing businesses rely on the ability to obtain data processing services from organizations equipped to perform the large volume of highly sophisticated data processing operations. There are two aspects to the processing: the initial authorization of a payment (referred to as the “front end processing”) and the merchant credit and cardholder charge transaction (the “back end processing”). Our payment processing businesses rely on up to 5 of each of the front end and back end processors which means that our risk of reliance on any one company is reduced and also gives us the option of utilizing different processors to match the needs of particular customers or situations.

As a result of the exposure of these companies to liability for merchant fraud, chargebacks and other losses inherent in the merchant payment processing business, our operating companies have developed practices and policies which attempt to assess and counter these risks. Activities in which we engage in order to mitigate such risks are:

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

We believe that these procedures will enable our electronic payment processing subsidiaries to avoid most material problems related to merchant or customer fraud and similar potential losses. The development and growth of this business will be primarily through customers identified for us by our alliance partners and to a much lesser extent by our independent representatives. We are different than most electronic payment processing companies who acquire their clients primarily through independent agents in that we acquire most of our clients and processing volume through our Newtracker™ and alliance partner relationships. We believe that our business model provides us with a competitive advantage by enabling us to acquire electronic payment processing clients which process at levels higher than the industry average at a lower cost because we do not have to pay the expenses associated with third party commissions, although we do pay referral fees. We also believe that our clients are more loyal to Newtek than to the industry standard “independent agent” which tends to move clients around.

Website Hosting Services

Through our subsidiary CrystalTech Web Hosting, Inc., we provide website hosting services to what is now more than 90,000 domains in over 100 different countries. Founded in 1997, CrystalTech provides simple shared hosting plans and more complex dedicated hosting plans, for which it receives recurring monthly fees, as well as other fees such as set-up fees, consulting fees, domain name registrations and others. Ninety percent of all fees are paid in advance by credit card.

CrystalTech’s dedication to superior customer service is reflected in the growth of its customer base, from approximately 11,500 accounts in 2002 to approximately 59,000 at the end of 2006. CrystalTech currently primarily uses Microsoft Windows® technology. Microsoft has described CrystalTech as the second largest hosting service in the world providing exclusively Microsoft Windows 2003® hosting. Because of the efficiency of CrystalTech’s operations and its firm commitment to customer service, CrystalTech has been able to build a business with significant growth in its customer base and increasing positive cash flow and profitability. During 2006 CrystalTech earned pre-tax income of $3,769,000 on revenues of $13,610,000 and generated EBITDA of $6,800,000.

Over seventy- five percent of the growth in customers by CrystalTech has come as a result of customer referrals without material expenditures for marketing or advertising. Many of CrystalTech’s competitors are very price sensitive, offering minimal services at cut-rate pricing. CrystalTech has instead emphasized higher quality service with fair but reasonable monthly fees.

In 2006, CrystalTech added Linux-based web hosting and web-based data storage and back-up services to its product line. CrystalTech operates currently one network control center of over 3000 square feet in Phoenix, Arizona, utilizing redundant networking and backup systems, affording customers the greatest level of performance and protection.

Small Business Lending

Newtek Small Business Finance, Inc., or NSBF specializes in making, servicing and selling small business loans guaranteed by the SBA for the purpose of acquiring commercial real estate, machinery, equipment and inventory and to refinance debt, fund franchises, working capital and business acquisitions. NSBF is one of 14 non-banking companies SBA licensed as a Small Business Loan Corporation to provide loans nationwide under the federal section 7(a) loan program for small businesses. This federal program is authorized each year by Congress to guaranty small business loans in an amount determined by Congress. The authorization for 2006 was $16.5 billion. NSBF has received preferred lenders program (PLP) status, a designation whereby the SBA authorizes the most experienced SBA lenders to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender, PLP status allows NSBF to serve its clients in an expedited manner since it is not required to present applications to individual SBA offices. The operations of NSBF are heavily dependent on the nature of the regulations imposed on it as a Small Business Loan Corporation and its ability to remain in compliance with those regulations.

Currently Newtek and its affiliated companies own 80% of the equity of NSBF. The balance of the equity of NSBF is owned by CSFB Management Holdings, Inc., an affiliate of Credit Suisse.

During 2006, NSBF funded 146 loans for a total of $40 million. At December 31, 2006 it was servicing a portfolio of loans for others at December 31, 2006 totaling $163 million and its own portfolio of $33 million aggregating $196 million of loan servicing. NSBF earned pre-tax net income for 2006 of $317,000 on a segment basis.

We are currently exploring options to provide lower cost funding to NSBF as well as offer a more expansive lending platform other than just the government backed SBA program which limits our ability to lend by restricting use to one type of loan. In 2006, we looked at approximately $1 billion dollars in lending opportunities and only closed on 4% of those, or $40 million in loans.

Other Business Lines

Small Business Insurance Products and Services: We offer small business insurance products and services through Newtek Insurance Agency, LLC, based in Washington, D.C., with a presence in New York, Illinois and Texas. Newtek Insurance Agency, LLC is licensed in 50 states and serves as a retail and wholesale agency specializing in the sale of personal and commercial lines insurance products to customers of all our affiliated companies as well as our alliance partners. In 2006, we integrated our insurance operations with our NewTracker™ referral system, which now serves as the single point of entry and reporting for the agency. We offer multiple insurance products from multiple insurance carriers providing a wide range of choice for our customers. In 2006 we implemented a program with the Navy Federal Credit Union to market commercial and homeowners’ insurance to their 2.7 million members, and formed a strategic alliance with AIG Small Business to provide agent services to small business clients who link to us from the AIG Small Business website. We are continuing our efforts to implement programs with alliance partners to market commercial and personal insurance. On February 16, 2007, we announced an alliance with PSCU Financial Services, Inc., which intends to provide our insurance products and services to its 500 member credit unions as part of its promotion of our services. We believe that these new alliances will increase the importance of this business to Newtek and its business clients.

Financial Information Systems: We offer administrative and technological support for small businesses by designing and implementing specialized financial and management reporting systems and by providing outsourced financial management functions including digital bookkeeping that reduce costs and management requirements for our customers. We also provide tax filing, preparation and advisory services to small- and medium-sized businesses.

Business Plan Preparation: We also offer business plan preparation services in connection with the formation or expansion of small and medium- sized businesses.

Marketing

We market our services primarily from referrals from our alliance partners such as AIG Small Business, Merrill Lynch, Credit Union National Association, Navy Federal Credit Union and Bank Atlantic, using our proprietary NewTracker™ referral system. In addition, Electronic Payment Processing is also marketed through independent representatives and CrystalTech services are marketed through third party development companies, and internet based marketing. A common thread across all business lines relates to acquiring customers at low cost. We seek to bundle our marketing efforts through our brand, our portal, our proprietary Newtracker™ technology, and one easy entry point of contact.

We currently cross market primarily at the alliance level. The Credit Union National Association, PSCU Financial Services, Inc. and AIG Small Business are examples of cross marketing at the alliance level.

We are currently in the process of implementing a multi-channel marketing strategy that will consist of:

Direct: We have launched our new website, www.newtekbusinesssservices.com, in October of 2006. We have created a place on our website for small business owners/operators to go to acquire one or more of the Newtek services directly. We anticipate marketing this through ads, seminars, magazine placements and internet key words and/or general promotion.

Indirect: We have initiated the “BizExec Program” and are recruiting individual professionals such as insurance agents, lawyers, and accountants who will utilize NewTracker™ either through the establishment of a new website or through a link to NewTracker™ from their own site. They will have access to the Newtracker™ system to track their own leads and referrals from alliance partners such as Morgan Stanley or Merrill Lynch.

Direct Sales Force– Contracted, fee and bonus based employees that have as their primary responsibility to drive quality referrals into NewTracker™ thru daily interaction with their assigned alliances and business owners/operators in their territories. We currently have 12 individuals acting in this capacity across the United States.

Direct Alliance – Small business owners/operators go to the website of an alliance partner in order to acquire one or more of the Newtek services. Driven by ads, keywords, seminars, conferences and/or general promotion. This is currently in place with AIG, NCMIC Financial, Inc. and PCSU Financial Services, Inc.

Intellectual Property

Newtek has developed software which is the core of its NewTracker™ referral system and in September, 2006 filed a patent application with the United States Patent Office Covering NewTrackerTM.

CrystalTech uses specialized software to conduct its business under a perpetual, royalty free license from its developer, the former owner of CrystalTech, acquired at the time of the acquisition of the business.

We have several trademarks and service marks, all of which are of material importance to us.

The following trademarks and service marks are the subject of pending trademark applications filed with the United States Patent Trademark Office:

1.	NEWTEK
2.	NEWT, NEWTEK
3.	AT NEWTEK, WE DO IT BETTER
4.	BIZEXEC
5.	CRYSTALTECH
6.	CRYSTALTECH WEB HOSTING
7.	CT & Design
8.	NEWTEK BIZEXEC
9.	NEWTEK BUSINESS SERVICES
10.	NEWTEK BUSINESS SOLUTIONS
11.	NEWTEK FINANCIAL INFORMATION SYSTEMS
12.	NEWTEK HOSTING SERVICES
13.	NEWTEK INTERACT
14.	NEWTEK INTERACTIVE
15.	NEWTEK NEWT
16.	NEWTEK Newt & Design
17.	NEWTEK REFERRAL SYSTEM
18.	NEWTEKTRACKER
19.	NEWTRACKER
20.	WEBCONTROLCENTER

Litigation, which could result in substantial cost to and diversion of our efforts, may be necessary to enforce trademarks issued to us or to determine the enforceability, scope and validity of the proprietary rights of others. Adverse determinations in any litigation or interference proceeding could subject us to costs related to changing names and a loss of established brand recognition.

Competition

We compete in a number of markets for the sale of services to small and medium sized businesses. Each of our principal operating segments competes not only against suppliers in their particular state or region of the country but also against suppliers operating on a national or even a multi-national scale. None of the markets in which our companies compete are dominated by a small number of companies that could materially alter the terms of the competition.

Our electronic payment processing segment competes with Heartland Payment Systems, First National Bank of Omaha and Paymentech, L.P. Our web hosting segment competes with Host My Site, Discount ASP, Maxum ASP and Microsoft Live. Our small business lending segment competes with regional and national banks and non bank lenders such as CIT and Business Loan Express.

In many cases, the competitors whom our companies face are not as able as our companies to take advantage of changes in business practices due to technological developments and, for those with a larger size, are unable to offer the personalized service that many small business owners and operators seem to want.

While we compete with many different providers in our various businesses, we have been unable to identify any direct and comprehensive competitors that deliver the same broad suite of services focused on the needs of the small and medium- sized business market with the same marketing strategy as we do. Some of our competitive advantages include:

•	Our proprietary NewTracker™ referral system allows us to process new business utilizing a web-based, centralized processing point.

•	Our focus on developing and marketing business services and financial products and services aimed at the small and medium-sized business market.

•	Our ability to offer personalized service and competitive rates.

•	A strategy of multiple channel distribution which gives us maximum exposure in the marketplace.

•	Unparalleled customer service 24x7x365 across business lines, with a focus primarily on absolute customer service.

•

Our telephone interview operations, as opposed to requiring hand written or data typing processes, allow us to offer high levels of customer service and satisfaction, particularly for small business owners who do not get this service from our competitors.

•

Our Business Suite Portal allows our alliance partners to offer a centralized access point for their small to medium-sized business clients as part of their larger strategic approach to marketing, and allows them to demonstrate that they are focused on providing a suite of services to the small business market in addition to their core service.

Certified Capital Companies

We have deemphasized our Capco business in favor of growing our operating businesses and do not anticipate creating any new Capcos in the foreseeable future. The features of the Capco programs have facilitated our use of the Capco funds in support of our development as a holding company for a network of small business service providers. While observing all requirements of the Capco programs and, in particular, financing qualified businesses meeting applicable state requirements as to limitations on the proportion of ownership of qualified businesses, we have been able to use this funding source as a means to facilitate the growth of our businesses, which are strategically focused on providing goods and services to small businesses such as those in which our Capcos invest.

Overview: A Capco is either a corporation or a limited liability company established in and chartered by one of the nine jurisdictions currently with authorizing legislation: Alabama, District of Columbia, Florida, Louisiana, Colorado, New York, Texas and Wisconsin. (Missouri has an older program which pre-dates the start of our business and in which we do not participate.) Aside from seed capital provided by an organizer such as Newtek, a Capco will issue debt and equity instruments exclusively to insurance companies and the Capcos then are authorized under the respective state statutes to make targeted equity or debt investments in companies. In some states, the law permits Capco investments in majority-owned or primarily controlled companies. In others, such as Louisiana, Colorado, Texas and the most recent programs in New York, there are some limitations on the percentage of ownership a Capco may acquire in a qualified business. In conjunction with the Capcos’ investment in these companies, the Capcos may also provide loans to the companies. In most cases, the tax credits provided by the states are equal to the par amount of investment by the insurance companies in the securities of the Capcos, which can be utilized by them generally over a period of four to ten years. These credits are unaffected by the returns or lack of returns on investments made by the Capcos.

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

Because we use insurance to protect the principal of funds loaned to our Capcos by insurance companies as well as the tax credits which they receive from us, and in light of the cost of such insurance, in all of the Capcos we have organized, after payment of the organizational costs and the Capco insurance premium, the remaining cash is equal to approximately 50% of the amount initially raised. An important feature of all Capco programs is that a minimum of 50% of the initial investment in the Capcos must be placed in qualified business investments within a specified time, usually four or five years. As each Capco receives repayment of debt plus interest, as well as receives return of and on equity investments, it is able to reinvest the funds in other qualified businesses, which in some states may be its affiliated companies or others. It is through this “investment-return-and-reinvestment” process that our Capcos are able to meet the minimum investment requirements of the Capco programs. In 2004 our Capcos received total repayments or returns of approximately $12.6 million, in 2005 they received approximately $4.86 million and in 2006 they received approximately $13.6 million. These funds supplemented the funds available for meeting minimum investment requirements. At December 31, 2006, all of our 16 operating or managed Capcos had met their respective minimum 50% investment requirements. On a cumulative basis through December 2006, our Capcos have received insurance company funds of $236 million. As of December 31, 2006, we were in full compliance with all of our Capco funding requirements and met all or our investment benchmarks. Two of our Capcos have invested 100% of their certified capital and are in the process of applying to the State of New York and the State of Louisiana for voluntary decertification, and if granted, they would no longer be subject to regulation and could eventually distribute their assets and/or continue to operate without government regulation. There can be no assurance that we will be able to obtain such voluntary decertification.

The recognition of revenue by our Capcos has declined, representing approximately 18% of revenue in 2006, 38% of our gross revenue in 2005 and 48% in 2004. This trend demonstrates clearly the shift in our business from reliance on the Capco funding to the development of operating businesses generating increasing amounts of revenues, income and cash flows.

We and our Capcos do not generate any revenue for goods or services sold to the companies in which we invest. The companies in which the Capcos invest do provide services, and to a much lesser degree goods, to each other. However, the effect of such inter-company revenues and expenses are eliminated in the consolidated financial statements. We rely on the annual management fees of 2.5% of certified (initial) capital, as fixed by the Capco statutes and profits from non Capco operations as our contingent source of cash to cover some of our operating expenses. This covers all supportive services generally provided by us; however, the management fee is paid out of Capco cash on hand and is not set aside or reserved for payment out of the funds received by the Capcos. The management fee is protected and established by statute.

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

Tax Credits: In return for the Capcos making investments in the targeted companies, the states provide tax credits, generally equal to funds invested in the Capco by the insurance companies that provide the funds to the Capcos. In order to maintain its status as a Capco and to avoid recapture or forfeiture of the tax credits, each Capco must meet a number of specific investment requirements, including a minimum investment schedule. The final loss of Capco status (i.e., decertification as a Capco) could result in loss or possible recapture of the tax credit. To protect against such losses, our Capcos have agreed with their funding insurance companies to provide, in the event of decertification, payments by the Capco or, as described below, by the Capco insurer to the insurance companies in the nature of compensatory payments to replace the lost tax credits.

Investment Requirements: Each of the state Capco programs has a requirement that a Capco, in order to maintain its certified status, must meet certain investment requirements, both qualitative and quantitative.

Quantitative Requirements: These include minimum investment amounts and time periods for investment of “certified capital” (the amount of the original funding of the Capco by the insurance companies). For example in the state of New York, a Capco must invest at least 25% of its certified capital by 24 months from the initial investment date, 40% by 36 months and 50% by 48 months. The minimum investment requirements and time periods, along with the related tax credit recapture requirements are set out in detail below. See: “Management’s Discussion and Analysis—Income from Tax Credits and Note 1 to the Consolidated Financial Statements—Revenue Recognition.” The minimum requirements are calculated on a cumulative basis and allow the Capcos to receive a return of an investment and re-invest the funds for full additional credit towards the minimum requirements.

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

Compliance: As of the end of 2006, all of our Capcos were in compliance with all applicable requirements and our 15 operational and one managed Capco had met their final, minimum 50% investment thresholds. This eliminates any material risk of decertification and tax credit recapture or loss for its insurance company investors in these Capcos.

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

Government Regulation: Investment Company Act of 1940

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

Our business strategy and business activities focus upon participating actively in their management and development of the businesses we invest in. We believe that this strategy and the scope of our business activities would not cause us to fall within the definition of an investment company or, if so, provide us with a basis for an exclusion from the definition of an investment company under the Investment Company Act.

Government Regulation: State Capco Regulations

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

Government Regulation: Sarbanes-Oxley Act of 2002

On July 30, 2002, the President of the United States signed the Sarbanes-Oxley Act of 2002 into law. The Sarbanes-Oxley Act provides for sweeping changes with respect to corporate governance, accounting policies and disclosure requirements for public companies, and also for their directors and officers. Section 302 of the Sarbanes-Oxley Act (“Corporate Responsibility for Financial Reports”) required the SEC to adopt new rules to implement the requirements of the Sarbanes-Oxley Act. These requirements include new financial reporting requirements and rules concerning corporate governance. New SEC rules require a reporting company’s chief executive and chief financial officers to certify certain financial and other information included in our quarterly and annual reports. The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about our controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls. (See Section 9A for management’s current assessment of related control matters).

See: “Certifications” for certifications by Newtek’s Chief Executive Officer and Chief Financial Officer of the financial statements and other information included in this Annual Report on Form 10-K. The certifications required by Section 906 of the Sarbanes-Oxley Act also accompany this Form 10-K.

Employees

As of December 31, 2006, we and the companies in which we hold a controlling interest had approximately 382 employees, independent representatives and contract employees. We believe our labor relations are good and none of its employees are covered by a collective bargaining agreement. All of our employees with access to customer or sensitive information and, where appropriate consultants, have executed confidentiality agreements and it is our policy to require all new employees to do so as well.

Confidentiality Agreements

All our employees have signed confidentiality agreements, and it is our standard practice to require newly hired employees and, when appropriate, independent consultants, to execute confidentiality agreements. These agreements provide that the employee or consultant may not use or disclose confidential information except in the performance of his or her duties for the company, or in other limited circumstances. The steps taken by us may not, however, be adequate to prevent the misappropriation of our proprietary rights or technology.

Revenues and Assets by Geographic Area

During the years ended December 31, 2006, 2005, and 2004 all of our revenue was derived from customers in the United States.

Available Information

We are subject to the informational requirements of the Securities Exchange Commission and in accordance with those requirements file reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy the reports, proxy statements and other information that we file with the Commission under the informational requirements of the Securities Exchange Act at the Commission’s Public Reference Room at 450 Fifth Street N.W., Washington, DC 20549. Please call 1-800-SEC-0339 for information about the Commission’s Public Reference Room. The Commission also maintains a web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission. The address of the commission’s web site is http://www.sec.gov. Our web site is http://www.newtekbusinesservices.com. We make available through our web site, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q. Current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. Information contained on our web site is not a part of this report.

Item 1A	RISK FACTORS

If any of the following risks occur, our business, financial condition and results of operations could be materially and adversely affected. In that case, the value of our common shares could decline and stockholders may lose all or part of their investment. The risks set out below are not the only risks we face.

RISKS RELATING TO OUR BUSINESS GENERALLY

Our business focuses on the investment in and acquisition of small businesses, which typically have a high rate of failure, may take some time to become profitable and may never become profitable.

We have placed emphasis on the investment in and acquisition of small businesses with the objective of developing a network of profitable businesses, most of which will principally serve the small and medium-sized business market. Early stage businesses historically have a higher rate of failure than larger businesses, and many that do not fail will have only limited profitability. Moreover, profit generated by any of our majority-owned companies or other investments could be offset by losses generated by others. Our profitability resulting from the operations of our businesses may be delayed for the foreseeable future.

We have generated and carry goodwill as an asset resulting from some of our acquisition transactions. In 2005, management wrote down the value of goodwill by approximately $878,000, all related to the Capco segment. We can make no assurance that our current or future additional goodwill will not be written down pursuant to applicable accounting standards. A significant write down of a major asset, such as goodwill, could have a material adverse effect on our business, a negative impact on earnings and the value of our common shares.

Each of our major investments and affiliated companies may be impacted by a variety of adverse economic, governmental, industrial and internal company factors unique to that business and outside our control. If our investments and affiliated companies do not succeed in overcoming these adverse factors, the value of our assets and the price of our shares would fall.

In the past few years we have increasingly concentrated our investments in companies participating in small business lending, electronic payment processing, web hosting and insurance. Each of these businesses has numerous risks associated with them and you should read the specific risk factors set forth below with respect to each of these businesses.

As we have concentrated our investments in companies which are part of our nationwide marketing strategy of providing a variety of services to small and medium-sized businesses, our exposure and that of our affiliated companies to risks specific to these business lines has increased. We discuss below some of the risks of our significant operations in government-guaranteed small business lending, acting as an independent sales organization in the electronic card processing business, web hosting business and operating as an insurance agency. If we are not successful in implementing this business strategy and developing and marketing our new products and services, our results of operations will be negatively impacted.

If we do not manage our growth effectively, our financial performance could be harmed.

Our rapid revenue growth has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As we continue to grow our business, such growth could require capital, systems development and human resources beyond current capacities. As evidence of our internal growth, on December 31, 2001, we and all of our consolidated and majority-owned affiliates had approximately 20 employees, and on December 31, 2006 we had approximately 382 employees and independent contractors. The increase in the size of our operations may make it more difficult for us to ensure that we execute our present businesses and future strategies. The failure to manage our growth effectively could have a material adverse effect on our financial condition, results of operations and cash flows.

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

In our Capco programs we recognize the majority of our income from the tax credits in the early years of the programs because income recognition is tied to the schedule by which the tax credits become irrevocable and beyond recapture (approximately five years). We recognize the majority of our income from an average ten year Capco programs in the first five years and will not be recognizing significant tax credit income in the latter part of the program. However, we will continue to incur costs for the administration of the Capcos and (non-cash) interest expense on the Capco notes and amortization of the prepaid insurance. In the absence of income from other sources, such as our investments in small businesses and affiliated companies, our income would decrease materially and we will likely sustain material losses in the later years of the programs and in particular in 2007 and 2008.

Our success depends upon our ability to enforce and maintain our intellectual property rights.

Our success depends, in significant part, on the proprietary nature of our technology, including both patentable and non-patentable intellectual property related to our Newtracker™ referral system. We have filed a patent application with the United States Patent office but there can be no assurance that such patent will be granted. To the extent that a competitor is able to reproduce or otherwise capitalize on our technology, it may be difficult, expensive or impossible for us to obtain necessary legal protection. In addition to patent protection of intellectual property rights, we consider elements of our product designs and processes to be proprietary and confidential. We rely upon employee, consultant and vendor non-disclosure agreements and contractual provisions and a system of internal safeguards to protect our proprietary information. However, any of our registered or unregistered intellectual property rights may be challenged or exploited by others in the industry, which might harm our operating results. We have several trademarks which are of material importance to us. Litigation, which could result in substantial cost to and diversion of our efforts, may be necessary to enforce trademarks issued to us or to determine the enforceability, scope and validity of the proprietary rights of others. Adverse determinations in any litigation or interference proceeding could subject us to costs related to changing names and a loss of established brand recognition.

Our affiliated companies depend upon the ability to utilize the Internet for the conduct of a significant portion of their business; disruption to that system could make it impossible for them to continue to conduct their current businesses.

Possible disruption to the normal functioning of the Internet through, for example, power failure or terrorist sabotage, could make it impossible for aspects of the lending, electronic payment processing, web hosting and in fact our referral system to function. Each of our businesses have addressed the possibilities of short term disruptions and planned accordingly. However, in the event of a major disruption, and assuming that the disruptions would be long lived, we would be required to make extensive changes in the way these companies do business. There is no assurance that we will have the time and resources to make these changes.

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

Our business relies heavily on the expertise of our senior management, particularly Messrs. Barry Sloane, Michael J. Holden and Jeffrey G. Rubin, our CEO, CFO and President, respectively. Messrs. Sloane and Rubin currently serve pursuant to employment agreements which expire on December 31, 2007. The loss of the services of these individuals could have a material adverse effect on our financial condition, results of operations and cash flows and it is likely that it will be difficult to find adequate replacements.

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

We have developed an electronic referral and processing system for the applications necessary for the sales of each of our business lines other than web site hosting. This system is critical to our ability to process such business with a low cost advantage and to obtain referrals from our alliance partners. In particular, their ability to access the referral system and to track the progress of a referred customer is a major feature of the perceived attractiveness of our system. If this referral system should develop problems which we cannot address, it would have a material negative impact on our business strategy.

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

A significant benefit of our structure and strategy is the ability to cross market between our SBA, electronic payment processing and other business customers, however, should the business relationship between one of our business segments and customers deteriorate for any reason, such customers may opt to withdraw their business from our other businesses. Such a loss of business could negatively impact our results of operations and cash flows.

We rely on information processing systems, and our strategy of cross marketing to customers among our majority-owned subsidiaries will increase this reliance; the interruption, loss or failure of which would materially and adversely affect our business.

Our ability to provide business services depends, and will increasingly depend, on our capacity to store, retrieve, process and manage significant amounts of data and expand and upgrade our information processing capabilities. Interruption or loss of our information processing capabilities through loss of stored data, breakdown or malfunctioning of computer equipment and software systems, telecommunications failure or damage caused by acts of god or other disruption, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Although we have disaster recovery procedures in place and insurance to protect against such contingencies, we cannot be certain that our disaster recovery systems or insurance will continue to be available at reasonable prices to cover all our losses or compensate us for the possible loss of clients occurring during any period that we are unable to provide outsourced business services.

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

We believe that our SBA loan portfolio does not involve more than a normal risk of collection. However, since we sell the guaranteed portion of substantially our entire SBA loan portfolio, we incur credit risk on the non-guaranteed portion of the SBA loans. We share pro rata with the SBA in any recoveries. In the event of default on an SBA loan, our pursuit of remedies against a borrower is subject to SBA approval, and where the SBA establishes that its loss is attributable to deficiencies in the manner in which the loan application has been prepared and submitted, the SBA may decline to honor its guarantee with respect to our SBA loans or it may seek the recovery of damages from us. If we should experience significant problems with our underwriting of SBA loans, such failure to honor a guarantee or the cost to correct the problems could have a material adverse effect on us. Although the SBA has never declined to honor its guarantees with respect to SBA loans made by us since our acquisition of the lender, no assurance can be given that the SBA would not attempt to do so in the future.

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

We could be adversely affected by weakness in the residential market.

Weakness in residential home values could impair our ability to collect on defaulted SBA loans as residential real estate is pledged in many of our SBA loans as part of the collateral package.

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

The website hosting industry is highly competitive and we may be unable to compete effectively.

The website hosting industry is highly competitive, rapidly evolving, and subject to intense marketing by providers with similar products and services. Some of our potential competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than we do. In the event that such a competitor expends significant sales and marketing resources in one or several markets we may not be able to compete successfully in such markets. We believe that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce our costs commensurate with such price reductions. In addition, some of our competitors may offer free or substantially reduced services. Although we believe that our customer and service and support will provided differentiation from any such free services, there can be no assurances that we will in fact be able to continue to be competitive.

Our website hosting business depends on the efficient and uninterrupted operation of its computer and communications hardware systems and infrastructure.

Despite precautions taken by CrystalTech against possible failure of its systems, interruptions could result from natural disasters, power loss, the inability to acquire fuel for our backup generators, telecommunications failure, terrorist attacks and similar events. CrystalTech also leases telecommunications lines from local, regional and national carriers whose service may be interrupted. CrystalTech’s business, financial condition and results of operations could be harmed by any damage or failure that interrupts or delays our operations and cash flows. CrystalTech currently does not have insurance covering such contingencies, although it is in the process of obtaining such coverage. There can be no assurance that CrystalTech will be able to obtain insurance to protect against such contingencies at reasonable prices, to cover all its losses or compensate CrystalTech for the possible loss of clients occurring during any period that CrystalTech is unable to provide service.

Service interruptions due to malicious attacks could result in a loss of revenues and harm CrystalTech’s reputation.

Our networks have all the network infrastructure to mediate risks of unauthorized entry by malicious hackers. On occasion, hackers have managed to penetrate our network infrastructure for a short time before being detected. There can be no assurance that we will continue to be able to successfully address such threats. Any future network shut downs can have a significant negative impact on revenue and cash flows, as well as harm our reputation.

Of primary importance to our website hosting customers is the integrity of our infrastructure and the privacy of confidential information.

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

Our business depends on Microsoft Corporation and others for the licenses to use software as well as other intellectual property in the website hosting business.

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

We depend on the services of a few key personnel in managing its website hosting business, and the loss of one or more of them could materially impair its ability to maintain current levels of customer service and the proper technical operations of its business.

We depend upon the continued management of the operations of CrystalTech’s website hosting business by its President and Chief Operating Officer, along with three or four other individuals to supervise CrystalTech’s technical operations and the customer technical service response. If we were to lose the services of one or more of these persons and were unable to replace them expeditiously, our website hosting business could be significantly diminished.

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

RISKS RELATED TO OUR CAPCO BUSINESS

Because our Capcos are subject to minimum investment and other requirements under state law, a failure of any of them to meet these requirements could subject the Capco and our shareholders to the loss of one or more Capcos.

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

The tax credits associated with the Capco programs and provided to our Capcos’ investors are to be utilized by the investors over a period of time, typically ten years. Much can change during such a period and it is possible that one or more states may revise or eliminate the tax credits. Any such revision or repeal could have a material adverse economic impact on our Capcos, either directly or as a result of the Capco’s insurer’s actions. During 2002 a single legislator in Louisiana did introduce such a proposed bill, on which no action was taken, and in Colorado in 2003 and 2004 bills to modify (not repeal) its Capco program were introduced; the 2003 Colorado legislation was defeated in a legislative committee. The 2004 Colorado legislation was adopted and as a result, in 2004 our Colorado Capco initiated a lawsuit regarding some of the provisions of these amendments and the implementing regulations which we believe increased the cost of doing business by the Capco, but would have no further material effects. We reached a settlement with the State of Colorado in 2006 after incurring expenses in connection with such action. There can be no assurance that we will not be subject to further legislative action which might adversely impact our Capco business, or that we will be able to successfully challenge any such legislation.

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

The tax credits associated with the Capco programs and provided to our Capcos’ investors are to be utilized by the investors over a period of time, typically ten years. Much can change during such a period and it is possible that one or more states may revise or eliminate the tax credits. Any such revision or repeal could have a material adverse economic impact on our Capcos, either directly or as a result of the Capco’s insurer’s actions. During 2002 a single legislator in Louisiana did introduce such a proposed bill, on which no action was taken, and in Colorado in 2004 legislation was defeated in a legislative committee. The 2004 Colorado legislation and the implementing regulations were adopted, which we believe increased the cost of doing business by the Capco but would have no further material effects. We initiated a lawsuit but reached a settlement with the State of Colorado in 2006 after incurring expenses in connection with such action. There can be no assurance that we will not be subject to further legislative action which might adversely impact our Capco business, or that we will be able to successfully challenge any such legislation.

RISKS RELATING TO OUR COMMON SHARES

Two of our shareholders, both of whom are executive officers, beneficially own approximately 27% of our common shares, and are able to exercise significant influence over the outcome of most shareholder actions.

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

We have adopted a classified board of directors that could have an anti-takeover effect detrimental to the interests of our shareholders.

In 2006, our shareholders approved an amendment to the Company’s Certificate of Incorporation to provide for the classification of the Board of Directors into three classes. This makes removal of current management and members of the Board more difficult. It could also have the effect of deterring potential interested parties from initiating proxy contests or from acquiring substantial blocks of our Common Shares.

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

We conduct our principal business activities in facilities leased from unrelated parties at market rates. Our headquarters are located in New York, New York. Our operating subsidiaries have properties which are material to the conduct of their business as noted below. In addition, our Capcos maintain offices in each of the states in which they operate.

Below is a list of our leased offices and space as of December 31, 2006 which are material to the conduct of our business:

Location	Lease expiration	Annual Rent	Purpose	Approx. sq. ft
1440 Broadway New York, New York 10018	October 2015	$195,000(1)	Principal executive offices and NSBF	23,000
1125 W. Pinnacle Peak Phoenix, AZ 85027	January 2012	$215,000(2)	CrystalTech offices	15,000
744 North 4th St. Milwaukee, WI 53203	February 2009	$145,000(3)	NMS-WI offices	3,600
1627 K Street Washington D.C. 20006	April 2013	$123,000(4)	Newtek Insurance Agency offices	3,800

(1)	This lease includes a period of free rent in 2007. Annual rent in 2008 is equal to $802,000 and is subject to gradual increase to $913,000 from years 2009 to 2015.
(2)	This lease is subject to gradual increases to $265,000 from years 2008 to 2011.
(3)	This lease is subject to gradual increases to $156,000 in 2008.
(4)	This lease is subject to gradual increases to $132,000 from years 2008 to 2013

We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available to meet our development and expansion needs in existing and projected target markets.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any material pending litigation. We and/or one or more of our investee companies are involved in lawsuits regarding wrongful termination claims by employees or consultants, none of which are individually or in the aggregate material to Newtek. See “Note 19 to Consolidated Financial Statements.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information: Our common stock is traded on the NASDAQ National Stock Market under the symbol “NEWT.” High and low prices for the common stock over the previous two years are set forth below, based on the highest and lowest trading price during that period.

Period	High	Low
First Quarter: January 1, 2005 Through March 31, 2005	$4.33	$3.56
Second Quarter: April 1, 2005 Through June 30, 2005	$4.00	$2.12
Third Quarter: July 1, 2005 Through September 30, 2005	$2.84	$1.95
Fourth Quarter: October 1, 2005 Through December 31, 2005	$2.27	$1.47
First Quarter: January 1, 2006 Through March 31, 2006	$2.25	$1.65
Second Quarter: April 1, 2006 Through June 30, 2006	$2.75	$1.61
Third Quarter: July 1, 2006 Through September 30, 2006	$1.91	$1.44
Fourth Quarter: October 1, 2006 Through December 31, 2006	$2.27	$1.51

(b) Holders: As of December 31, 2006 there were approximately 268 holders of record of the common shares of Newtek.

(c) Dividends: We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance our operations and to expand our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our board of directors considers appropriate

(d) Securities Authorized for Issuance Under Equity Compensation Plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,991,104 shares	$2.86/share (1)	2,362,985 shares

Equity compensation plans not approved by security holders	None	None	None

(1)	Excludes 91,184 restricted shares rights which have a zero exercise price.

During the year ended December 31, 2006, we issued 89,936 shares of restricted securities, valued at $169,000, to our independent directors as compensation for director’ fees. These issuances were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

Performance Graph

The following chart and graph, which were prepared by management, compare the cumulative total return on our Common Shares over a measurement period beginning December 31, 2001 with (i) the cumulative total return on the securities included in the Russell 3000 Index and (ii) the cumulative total return on the stock of a company we have determined provides a peer comparison, CBIZ, Inc. (“CBIZ”). All of these cumulative returns are computed assuming the quarterly reinvestment of dividends paid during the applicable time period.

Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

Newtek Business Services, Inc.	$100	$141.61	$223.87	$138.71	$62.26	$64.19
Russell 3000 Index	$100	$78.46	$102.83	$115.11	$122.16	$141.35
CBIZ, Inc.	$100	$115.22	$194.35	$189.57	$261.74	$303.04

We have used CBIZ as a peer comparison due to the fact that it is approximately the same in market capitalization and provides a variety of services to small and medium-sized businesses. However, as we are the only publicly traded company with a material portion of our business in the operation of certified capital companies, it may not be possible to make a direct comparison of us to any other company.

ITEM 6.	SELECTED FINANCIAL DATA.

FIVE-YEAR HIGHLIGHTS

The following selected statements of operations and balance sheet data have been derived from the audited financial statements for each of the five years ended December 31, 2006. The Consolidated Financial Statements for the year ended December 31, 2006 have been audited by J.H. Cohn LLP, and the Consolidated Financial Statements for the four years ending December 31, 2005 have been audited by PricewaterhouseCoopers LLP, both independent registered public accounting firms. The comparability of the information below is affected by the acquisitions of CrystalTech Web Hosting, Inc. (“CrystalTech”) in July 2004, Vistar Insurance Agency, Inc., (“Vistar” or “Keyosk”) in July 2004 and Automated Merchant Services, Inc. (“Automated Merchant Services” or “AMS”) in August 2003. The selected financial data set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this report.

	FISCAL YEARS ENDED
	Dec. 31 2006	Dec. 31 2005	Dec. 31 2004	Dec. 31 2003	Dec. 31 2002
	(In Thousands Except for Per Share Data)
Revenue:
Electronic payment processing	$43,341	$31,128	$18,131	$6,297	$1,585
Income from tax credits	15,607	36,669	33,565	44,933	30,603
Web hosting	13,535	10,627	4,428	—	—
Interest income	6,237	4,844	3,834	4,059	900
Premium income	3,023	4,409	4,533	1,284	—
Servicing fee	1,932	1,950	1,717	1,418	—
Insurance commissions	916	1,203	560	—	—
Other income	3,314	5,040	3,412	2,502	1,581

Total revenue	87,905	95,870	70,180	60,493	34,669

Expenses:
Electronic payment processing costs	31,125	22,928	12,842	4,513	632
Consulting, payroll and benefits	16,986	16,184	10,843	8,407	4,565
Interest	16,281	15,997	14,039	13,879	11,485
Professional fees	6,302	7,802	5,183	4,500	3,145
Depreciation and amortization	6,148	4,508	2,459	504	148
Insurance	3,316	3,117	2,818	2,469	1,951
Provision for loan losses	405	2,258	205	473	—
Goodwill impairment	—	878	—	1,435	—
Other than temporary decline in value of investments	—	395	—	1,996	1,602
Equity in net losses of affiliates	—	—	—	—	729
Other general and administrative costs	10,986	8,626	5,599	4,247	2,895

Total expenses	91,549	82,693	53,988	42,423	27,152

(Loss) income from continuing operations before minority interest, benefit (provision) for income taxes and extraordinary items	(3,644)	13,177	16,192	18,070	7,517
Minority interest	435	792	890	(1,598)	(335)

(Loss) income from continuing operations before benefit (provision) for income taxes and extraordinary items	(3,209)	13,969	17,082	16,472	7,182
Benefit (provision) for income taxes	581	(6,548)	(6,467)	(7,090)	(2,657)

(Loss) income from continuing operations before discontinued operations and extraordinary items	(2,628)	7,421	10,615	9,382	4,525
Discontinued operations, net of tax	508	306	—	—	—

(Loss) income before extraordinary items	(2,120)	7,727	10,615	9,382	4,525
Extraordinary gain on acquisition of minority interests	—	—	—	—	908
Extraordinary gain on acquisition of a business	—	—	—	187	2,735

Net (loss) income	$(2,120)	$7,727	$10,615	$9,569	$8,168

	FISCAL YEARS ENDED
	Dec. 31 2006	Dec. 31 2005	Dec. 31 2004	Dec. 31 2003	Dec. 31 2002
	(In Thousands Except for Per Share Data)
Weighted average common shares outstanding
Basic	34,875	34,241	30,068	25,777	24,184
Diluted	34,875	34,280	30,379	26,177	24,294
(Loss) income per share from continuing operations
Basic and diluted	$(0.08)	$0.22	$0.35	$0.36	$0.19
Income per share from discontinued operations
Basic and diluted	$0.02	$0.01	$—	$—	$—
Income per share from extraordinary items
Basic and diluted	$—	$—	$—	$0.01	$0.15

(Loss) income per share
Basic and diluted	$(0.06)	$0.23	$0.35	$0.37	$0.34
Balance Sheet Data (at end of period):
Total assets	$240,737	$265,013	$228,398	$192,184	$169,055
Bank notes payable	$16,391	$21,287	$27,988	$51,990	$53,824
Notes payable in credits in lieu of cash	$86,332	$92,048	$76,259	$65,625	$65,196
Deferred tax liability	$24,428	$24,271	$16,617	$10,816	$3,726
Minority interest	$4,596	$5,033	$5,721	$8,393	$4,773
Shareholder’s equity	$87,069	$87,525	$77,095	$40,248	$27,172
Common shares outstanding at year end	35,479	34,809	33,873	26,209	25,341
Shareholder’s equity per share	$2.45	$2.51	$2.28	$1.54	$1.07

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND

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

Executive Overview

We are a direct distributor of business services to the small and medium-sized business market. Our target market represents a very significant marketplace in the United States GDP. According to statistics published by the U.S. Small Business Administration, approximately 51% of the GDP in the United States comes from small-to medium-size businesses and 99% of businesses in the United States which have one or more employees fit into this market segment. As of December 31, 2006, we had over 75,000 business accounts. We use state of the art Web-based proprietary technology to be a low cost acquirer and provider of products and services to our small-and medium- size business clients. We partner with AIG, Merrill Lynch, Morgan Stanley, UBS, the Credit Union National Association with its 8,700 credit unions and 80 million members, the Navy Federal Credit Union with 2.7 million members, PSCU Financial Services, Inc., the nation’s largest credit union service organization, General Motors Minority Dealers Association and Daimler Chrysler Minority Dealers Association, all of whom have elected to offer certain of our business services and financial products rather than provide some or all of them directly for their customers. We have deemphasized our Capco business in favor of growing our operating businesses and do not anticipate creating any new Capcos in the foreseeable future.

We have reported on our balance sheet at December 31, 2006 $43 million in aggregate of cash and cash equivalents, restricted cash and U.S. Treasuries, $87 million in shareholder equity, and $2.45 in net book value per share. Our shareholders’ equity has grown significantly through the years, from $22 million in 2002 to $87.1 million in 2006, even after the secondary stock offering completed in 2004, as our net book value per diluted share has grown from $1.07 in 2002 to $2.45 in 2006. Our debt is manageable and could be paid off without much difficulty. In 2006, we prepaid $7,000,000 of the $8,000,000 note payable to TICC, which was incurred in 2005 in conjunction with the purchase of CrystalTech Web Hosting, Inc. This prepayment was made primarily from CrystalTech’s positive cash flow provided by operating activities.

As we continue to transition out of our Capco-dominated business model, our focus is on building the core businesses which provide services to small and medium- sized business customers and reducing the non-core businesses. Our client base is growing rapidly and, importantly, the proportion of our non-tax-credit revenue is growing significantly year after year. Revenue from our three major operating segments (electronic payment processing, web hosting and SBA lending) totaled $66,694,000 in 2006, a 23% increase as compared with $54,111,000 in 2005, and these segments represented 76% of total revenue in 2006 as compared to 56% in 2005. Our three major operating segments earned $7,022,000 in 2006, a 21% increase as compared with $5,823,000 in 2005. In addition, for the first time as a publicly traded company, we achieved consolidated positive cash flow provided by operating activities.

Results of Operations

Consistent with management’s focus, the revenue and expenses from the consolidated operating entities, specifically revenues related to the SBA lending, electronic payment processing and web hosting operations, continue to increase as a percentage of revenue, with a correlating decrease in revenues from Capco-related tax credits. The following table sets forth certain data from our statements of operations, expressed as a percentage of total revenues, for each of the periods presented.

	FISCAL YEARS ENDED
	Dec. 31 2006	Dec. 31 2005	Dec. 31 2004
Revenues:
Electronic payment processing	49.3%	32.5%	25.8%
Income from tax credits	17.8%	38.2%	47.9%
Web hosting	15.4%	11.1%	6.3%
Interest income	7.1%	5.1%	5.5%
Premium income	3.4%	4.6%	6.5%
Servicing fee	2.2%	2.0%	2.4%
Insurance commissions	1.0%	1.3%	0.8%
Other income	3.8%	5.2%	4.8%

Total revenues	100.0%	100.0%	100.0%

Expenses:
Electronic payment processing costs	35.4%	23.9%	18.3%
Consulting, payroll and benefits	19.3%	16.9%	15.5%
Interest	18.5%	16.7%	20.0%
Professional fees	7.2%	8.1%	7.4%
Depreciation and amortization	7.0%	4.7%	3.5%
Insurance	3.8%	3.3%	4.0%
Provision for loan losses	0.5%	2.4%	0.3%
Goodwill impairment	0.0%	0.9%	0.0%
Other than temporary decline in value of investments	0.0%	0.4%	0.0%
Other general and administrative costs	12.5%	9.0%	8.0%

Total expenses	104.2%	86.3%	77.0%

(Loss) income from continuing operations before minority interest and benefit (provision) for income taxes	(4.2)%	13.7%	23.0%
Minority interest	0.5%	0.8%	1.3%

(Loss) income from continuing operations before benefit (provision) for income taxes	(3.7)%	14.5%	24.3%
Benefit (provision) for income taxes	0.7%	(6.8)%	(9.2)%

(Loss) income from continuing operations	(3.0)%	7.7%	15.1%
Discontinued operations, net of tax	.6%	0.3%	0.0%

Net (loss) income	(2.4)%	8.0%	15.1%

Comparison of the years ended December 31, 2006 and December 31, 2005

Total revenues decreased by $7,965,000, or 8%, to $87,905,000 for the year ended December 31, 2006, from $95,870,000 for the year ended December 31, 2005, predominately due to the decline in Capco revenues, or income from tax credits, as discussed below.

Electronic payment processing revenue increased by $12,213,000, or 39%, to $43,341,000 for the year ended December 31, 2006, from $31,128,000 for the year ended December 31, 2005, due to the increase in electronic payment processing customers as a result of our increased sales and marketing efforts. At December 31, 2006, we provided our payment services to over 12,350 small merchants across the United States, compared to 8,800 customers at December 31, 2005. Gross total processing volume increased to $2,056,959,000 from all merchant portfolios (of this amount, $375,155,000 of processing volume generated revenues that were recorded net of interchange fees) for the year ended December 31, 2006, from $1,465,227,000 of gross processing volume (of this amount, $295,591,000 of processing volume generated revenues that were recorded net of interchange fees) for the year ended December 31, 2005.

Income from tax credits decreased by $21,062,000, or 57%, to $15,607,000 for the year ended December 31, 2006 from $36,669,000 for the year ended December 31, 2005, due to a decrease of $21,909,000 in income from tax credits resulting from the satisfaction of investment benchmarks in 2005 versus 2006, offset by an increase of $847,000 in the amount recognized in 2006 from the accretion of tax credit income.

Web hosting revenue increased by $2,908,000, or 27%, to $13,535,000, for the year ended December 31, 2006 from $10,627,000 for the year ended December 31, 2005. At December 31, 2006 and 2005, CrystalTech was providing services to 58,000 and 46,000 client accounts respectively, an increase of 35%. The increase in revenue is due to the number of customers the Company provided services to and an increase in dedicated hosting customers which generates higher revenue per customer. The increase in revenue due to growth in customers was offset, in part, by a decrease in the revenue per shared web hosting customer due to competitive pricing.

Interest is generated from SBA lending activities, excess cash balances that are invested in money market accounts, U.S. Treasury notes, federal government backed securities mutual funds, etc., non-cash accretions on the structured insurance product, and on held to maturity investments. The following table details the changes in these different forms of interest income:

(In thousands)	2006	2005	Change
NSBF activities	$3,791	$3,490	$301
Non-cash accretions	204	175	29
Qualified investments	397	159	238
Treasury and other	1,845	1,020	825

	$6,237	$4,844	$1,393

The increase generated from Treasury and other investments is attributable to an increase in the average outstanding balances in cash and cash equivalents, US Treasury Notes and Short term investments during 2006, and increased interest rates (generally a 1-2% increase) on interest bearing accounts for the year ended December 31, 2006 as compared to the prior year.

Premium income decreased by $1,386,000, or 31%, to $3,023,000 for the year ended December 31, 2006 from $4,409,000 for the year ended December 31, 2005. The decrease in premium income was attributable to NSBF selling 130 guaranteed loans in the year ended December 31, 2006, aggregating $29,532,000 as compared to 166 loans sold aggregating $44,988,000 in the same period for the prior year. The premiums recognized in connection with these sales were $2,342,000 for the year ended December 31, 2006 as compared with $3,676,000 in the same period for the prior year. In addition, in the year ended December 31, 2006, NSBF sold to a financial institution $7,324,000 of loans previously classified as held for investment for aggregate proceeds of $7,649,000. The carrying value above the $7,324,000 of loans previously classified as held for investment of $325,000 was recorded as premium income. Also, in connection with this sale, included in premium income for the year ended December 31, 2006 is $355,000 representing the allocated portion of the remaining discount recorded at the time of loan origination. During the year ended December 31, 2005, NSBF sold to three financial institutions $8,522,000 of loans previously classified as held for investment for aggregate proceeds of $8,827,000. The carrying value above the $8,522,000 of loans previously classified as held for investment of $428,000 was recorded as premium income. Also, in connection with this sale, included in premium income for the year ended December 31, 2005 is $428,000 representing the allocated portion of the remaining discount recorded at the time of loan origination.

Servicing fee income related to SBA loans decreased by $18,000, or 0.9%, to $1,932,000 for the year ended December 31, 2006 from $1,950,000 for the year ended December 31, 2005. The lack of any material change in servicing fee income year over year was attributable to the servicing portfolio’s consistent average base of approximately $142,500,000. The portfolio in which we earn servicing fee income at December 31, 2006 aggregated $139,900,000 as compared with $151,827,000 at December 31, 2005.

Insurance commissions decreased by $287,000, or 24%, to $916,000 for the year ended December 31, 2006 from $1,203,000 for the year ended December 31, 2005. The difference is due to the Company earning commissions from two large insurance policies in 2005 versus 2006.

Other income decreased by $1,726,000, or 34%, to $3,314,000 for the year ended December 31, 2006 from $5,040,000 for the year ended December 31, 2005. In 2006, other income was mainly comprised of a gain on the sale of an investment held by one of our Capcos of $1,706,000, and miscellaneous income and operating revenues (excluding insurance commissions) from companies that are included in the All other segment. In 2005, other income was primarily comprised of equity earnings of $993,000 in an investment, a $700,000 settlement from Citibank for the early termination of our contract with them, a $900,000 recovery of a Capco investment, and the balance relating to miscellaneous income and operating revenues (excluding insurance commissions) from companies that are included in the All other segment.

Electronic payment processing direct costs increased by $8,197,000 to $31,125,000 for the year ended December 31, 2006 from $22,928,000 for the year ended December 31, 2005, an increase of 36%, which correlates to the significant increase in this business.

Consulting, payroll and benefits increased by $802,000 to $16,986,000 for the year ended December 31, 2006 from $16,184,000 for the year ended December 31, 2005. The increase was primarily due to the increased employee headcount from 360 to approximately 382 employees.

Changes in interest expense are summarized as follows:

(In thousands)	2006	2005	Change
Capco interest expense	$12,981	$12,684	$297
NSBF (SBA Lender) interest expense	2,093	2,012	81
Other interest expense	1,207	1,301	(94)

	$16,281	$15,997	$284

The increase in Capco interest expense in 2006 relates to the two new Capcos formed in June and December 2005 (WTX1 and WNYV), which had a full year of expense in 2006, compared to a partial year in 2005. The increase in SBA lender interest expense is attributable to the increase in the prime rate as well as an increase in the lending rate. Under the previous lines of credit with Deutsche Bank and Banco Popular, NSBF’s lending rate was prime minus 50 basis points and prime, respectively. Under the Line of Credit Agreement with GE, the weighted average lending rate is prime plus 58 basis points or Base LIBOR plus 283 basis points. These increases were offset by the decrease in the average outstanding lines of credit from $30,236,000 during the year ended December 31, 2005 to $21,096,000 for the year ended December 31, 2006. The decrease in other interest expense was due to the Company paying down approximately $3,731,000 of it’s notes payable – AI Credit, and prepaying $7,000,000 of the note payable – TICC.

Professional fees decreased by $1,500,000, or 19%, to $6,302,000 for the year ended December 31, 2006, from $7,802,000 for the year ended December 31, 2005. This decrease is primarily attributable to a decrease in audit and consulting fees in 2006.

Depreciation and amortization expense increased by approximately $1,640,000, or 36%, to $6,148,000 for the year ended December 31, 2006 from $4,508,000 for the year ended December 31, 2005. This is due to the acquisition of customer accounts and purchase of fixed assets in 2006 compared to 2005.

Insurance expense increased by $199,000, or 6%, to $3,316,000 for the year ended December 31, 2006, from $3,117,000 for the year ended December 31, 2005. This increase is due to the additional insurance relating to the two new Capcos in 2005 (Wilshire Texas Partners I, LLC, and Wilshire New York Partners, V, LLC), which had a full year of insurance expense amortization in 2006 compared to a partial year in 2005.

Provision for loan losses decreased by $1,853,000, or 82%, to $405,000 for the year ended December 31, 2006 from $2,258,000 for the year ended December 31, 2005. This large differential was attributable to management recording an additional $900,000 in reserves in 2005, of which $300,000 was associated with hurricane Katrina. The $300,000 reserve was established to cover known and probable future losses due to business interruptions and material property losses, as well as indirect economic effects outside of the hurricane region which could result in decreases in revenue to some of our other borrowers. The remaining $600,000 reserve was established due to then current economic conditions, specifically the rising interest rate environment and the high price of oil and gas, in addition to the potential economic impact to those small businesses in Louisiana, Alabama, Mississippi and other parts of the country that were not directly impacted by the storm as addressed in the reserves above. Consideration in this evaluation included past and then current loss experience, then current portfolio composition and the evaluation of real estate collateral as well as economic conditions in 2005. Management believed that such additional reserves would be adequate to absorb probable loan losses inherent in the Company’s entire loan portfolio at December 31, 2005. Additionally, NSBF’s charge-offs, in both the acquired CCC portfolio as well as newly originated loans, were significantly higher in 2005 ($1,914,000) as compared with 2006 ($465,000) due to the completion of the liquidation process on certain loans from the acquired CCC portfolio and unexpected credit events from the acquired portfolio and newly originated loans. These factors required management to establish an additional provision in order to maintain its allowance for loan losses at a level which management believed adequately covered inherent losses in the existing loan portfolio.

Management’s ongoing estimates of the allowance for loan losses are particularly affected by the changing composition of the loan portfolio over the last few years. The loans acquired from CCC in December 2002, which are more seasoned than those originated by NSBF, comprise 23% of total loans held for investment as of December 31, 2006. Other portfolio characteristics, such as industry concentrations and loan collateral, which also impacts management’s estimates of the allowance for loan losses, have also changed since the acquisition. The changing nature of the portfolio and the limited past loss experience on the newly originated portfolio has resulted in management’s estimates of the allowance for loan losses being based more on subjective factors and less on empirically derived loss rates. Such estimates could differ from actual results, which may have a material effect on the Company’s results of operations or financial condition.

Other than temporary decline in value of investments decreased by $395,000, or 100%, to $0 for the year ended December 31, 2006, from $395,000 for the year ended December 31, 2005, due to the Company’s determination that a greater amount of its investment values were impaired in 2005 versus no impairments in 2006. During the year ended December 31, 2005, Newtek determined that there was $200,000 of an other than temporary decline in the value of one if its equity investments, $177,000 for a debt investment and $18,000 for smaller cost method equity investment from one of our investment Bidco’s in Louisiana.

Other general and administrative costs (consisting of occupancy, selling, general and administrative) increased by $2,360,000, or 27%, to $10,986,000 for the year ended December 31, 2006 from $8,626,000 for the year ended December 31, 2005. The increase in overall other expenses relates to additional expenses incurred in connection with the growth of our business and head count.

Income from discontinued operations, net of tax, increased by $202,000, or 66%, to $508,000 in 2006 from $306,000 in 2005. Discontinued operations are related to Phoenix Development Group, LLC, a Capco investment made during the fourth quarter of 2005 which provided services to and reconstruction of New Orleans, primarily in the form of temporary housing and related services. Total revenues increased by $1,325,000, or 143%, to $2,254,000 from $929,000 for the year ended December 31, 2005. This was offset by an increase in total expenses of $1,042,000, to $1,359,000 in 2006 from $318,000 in 2005, an increase in minority interest by $28,000, to $89,000 in 2006 from $61,000 in 2005,and an increase in the provision for income taxes of $77,000, to $322,000 in 2006 from $244,000 in 2005. These changes are due to the fact that Phoenix Development Group, LLC was in existence for a full year in 2006, versus a partial year in 2005.

The Company’s effective tax rate from continuing operations decreased to 18.1% in 2006 from 46.9% in 2005. The 2006 state and local tax rate, net of federal benefit, decreased to 4.6% in 2006 from 9.2% in 2005. In addition, in 2006 the Company reduced its benefit by a $780,000 provision due to the inability to utilize losses from two of our subsidiaries that do not file as part of the consolidated group, as compared to a $299,000 provision due to goodwill impairment and a $324,000 provision due to an increase in a deferred tax asset valuation.

Net income decreased by $9,847,000, to a net loss of $2,120,000 for the year ended December 31, 2006, compared to net income of $7,727,000 for the year ended December 31, 2005, due to the decrease in revenue of $7,965,000, an increase in total expenses of $8,856,000, and a decrease in minority interest of $357,000, offset by, a decrease in the tax provision of $7,129,000, and an increase in discontinued operations of $202,000.

Comparison of the years ended December 31, 2005 and December 31, 2004

Revenues increased by $25,690,000 to $95,870,000 for the year ended December 31, 2005, from $70,180,000 for the year ended December 31, 2004. Income from tax credits increased by $3,104,000, to $36,669,000 for the year ended December 31, 2005 from $33,565,000 for the year ended December 31, 2004, due to Newtek’s Capcos achieving various additional investment thresholds, as well as additional accretion of income in 2005 versus 2004.

Electronic payment processing revenue increased by $12,997,000 to $31,128,000 for the year ended December 31, 2005, from $18,131,000 for the year ended December 31, 2004, due to the increase in electronic payment processing customers, the acquisition of a merchant portfolio in April 2005, and the additional electronic processing sales entity formed in Alabama during August 2004. At December 31, 2005, we provided our payment services to over 8,800 small merchants across the United States, compared to 6,700 customers at December 31, 2004. Gross total processing volume increased to $1,469,266,000 from all merchant portfolios (of this amount, $300,296,000 of processing volume generated revenues that were recorded net of interchange fees) for the year ended December 31, 2005 from $1,025,000,000 of gross processing volume (of this amount, $406,000,000 of processing volume generated revenues that were recorded net of interchange fees) for the year ended December 31, 2004.

Web hosting revenues increased by $6,199,000 to $10,627,000 for the year ended December 31, 2005 from $4,428,000 for the year ended December 31, 2004 due to the fact that CrystalTech Web Hosting was acquired on July 7, 2004. The increase is due to the number of customers the Company provided services to. At December 31, 2005 and 2004, CrystalTech was providing services to 46,000 and 33,900 client accounts, respectively.

Interest is generated from SBA lending activities, excess cash balances that are invested in money market accounts, U.S. Treasury notes, federal government backed securities mutual funds, etc. non-cash accretions of structured insurance product and on held to maturity investments. The following table details the changes in these different forms of interest income:

(In thousands)	2005	2004	Change
NSBF activities	3,490	$3,316	$174
Non-cash accretions	175	176	(1)
Qualified investments	159	51	108
Treasury and other	1,020	291	729

	$4,844	$3,834	$1,010

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

Other income increased by $1,628,000 to $5,040,000 for the year ended December 31, 2005 from $3,412,000 for the year ended December 31, 2004. This increase primarily relates to the equity in earnings of $993,000 from Exponential Business Development Co., L.P., and $700,000 from Citibank for early termination of our contract with them.

Electronic payment processing direct costs increased by $10,086,000 to $22,928,000 for the year ended December 31, 2005 from $12,842,000 for the year ended December 31, 2004, an increase of 79%, which correlates to the significant increase in this business.

Consulting, payroll and benefits increased by $5,341,000 to $16,184,000 for the year ended December 31, 2005 from $10,843,000 for the year ended December 31, 2004. The increase was primarily due to the increased employee headcount from 250 to approximately 360 employees.

Changes in interest expense are summarized as follows:

(In thousands)	2005	2004	Change
Capco interest expense	$12,684	$11,656	$1,028
NSBF (SBA Lender) interest expense	2,012	1,704	308
Other interest expense	1,301	679	622

	$15,997	$14,039	$1,958

The increase in Capco expense relates to the two new Capcos formed in 2005 (WT1 and WNY5) as well as the three Capcos formed in 2004 (WAP, WDC and WNY4) had a full year of expense in 2005 compared to a partial year in 2004. The increase in SBA lender interest expense was primarily due to the increase in the prime interest rate in 2005 compared to 2004 as well as the new financing rate, offset by a decrease in the outstanding bank notes payable balance. The $622,000 increase in other interest expense is primarily related to interest on the TICC note of $679,000 offset by a decrease in interest expense for notes payable insurance and other.

Professional fees increased by $2,619,000 to $7,802,000 for the year ended December 31, 2005 from $5,183,000 for the year ended December 31, 2004. This increase is attributable to $785,000 of residual expenses for merchant processing commissions, and approximately $1,800,000 due to the legal and audit services provided in 2005 as compared to 2004.

Depreciation and amortization expense increased by approximately $2,049,000 to $4,508,000 for the year ended December 31, 2005 from $2,459,000 for the year ended December 31, 2004. This is due to the $6,000,000 increase in the customer accounts and fixed assets in 2005 compared to 2004.

Insurance expense increased by $299,000 to $3,117,000 for the year ended December 31, 2005 from $2,818,000 for the year ended December 31, 2004. This increase is due to the additional insurance relating to the new Capcos in 2005 (Wilshire Texas Partners I, LLC, and Wilshire New York Partners, V, LLC), as well as the fact that three Capco’s (Wilshire Alabama Partners, LLC, Wilshire New York Partners IV, LLC and Wilshire DC Partners, LLC) had a full year of insurance expense amortization in 2005 compared to a partial year in 2004.

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

Other general and administrative costs (consisting of occupancy, selling, general and administrative ) increased by $3,027,000 to $8,626,000 for the year ended December 31, 2005 from $5,599,000 for the year ended December 31, 2004. The increase was due primarily to expenses incurred by the 11 additional consolidated operating entities in 2005 compared to 2004. Specifically, the operations of CrystalTech and Newtek Insurance Agency (formerly Vistar, acquired in July 2004) contributed approximately $1,671,000 to the increase in other expenses in 2005 as total other expenses were $2,748,000 for the year ended December 31, 2005 compared to $1,077,000 in 2004. The increase in overall other expenses also relates to $289,000 of additional computer and network maintenance expenses, $179,000 of servicing asset impairment and the 11 additional consolidated operating entities in 2005 compared to 2004.

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

Income from discontinued operations, net of tax, increased by $306,000 in 2005, from $0 in 2004. Discontinued operations are related to Phoenix Development Group, LLC, which provided services to and reconstruction of New Orleans, primarily in the form of temporary housing and related services. Total revenues of $929,000, offset by total expenses of $318,000, minority interest of $61,000 and provision for income taxes of $244,000, comprise the discontinued operations of $306,000 in 2005. Phoenix was a Capco investment made during the fourth quarter of 2005.

Net income decreased by $2,888,000, to net income of $7,727,000 for the year ended December 31, 2005, compared to net income of $10,615,000 for the year ended December 31, 2004, due to the increases in revenue of $26,619,000 offset by total expenses of $29,022,000 discussed above, the increase in the taxes of $325,000, and the decrease in minority interest of $160,000.

Segment Results:

The results of the Company’s reportable segments are discussed below.

Electronic Payment Processing

				% Change
(In thousands):	2006	2005	2004	2006	2005
Revenue	$43,593	$32,753	$19,071	33%	71%
Expenses	(40,647)	(30,537)	(17,897)	33%	71%
Minority interest	(10)	(11)	0	(9)%	0%

Income before provision for income taxes	$2,936	$2,205	$1,174	33%	88%

2006

Revenues increased by $10,840,000 to $43,593,000 due to a $12,213,000 increase in electronic payment processing revenue offset, in part, by a $1,373,000 decrease in interest and other income. The $12,213,000 increase in electronic payment processing revenue was due to a $11,777,000 increase in organic growth and $436,000 in revenue from merchant portfolios that were acquired. The decrease in other income was primarily due to insignificant income in 2006 as compared with $700,000 from Citibank for early termination of a contract with them and a $900,000 recovery of an investment in Merchant Data Systems.

Expenses increased by $10,110,000 to $40,647,000 due primarily to a $8,232,000 increase in electronic payment processing costs, a $935,000 increase in professional fees, a $482,000 increase in depreciation and amortization, and a $469,000 increase in consulting, payroll and benefit costs

2005

Revenues increased by $13,682,000 to $32,753,000 due to a $12,997,000 increase in electronic payment processing revenue and a $685,000 increase in interest and other income. The $12,997,000 increase in electronic payment processing revenue was due to a $12,775,000 increase in organic growth and $222,000 in revenue from merchant portfolios that were acquired. The increase in other income was primarily due to $700,000 from Citibank for early termination of a contract with them and a $900,000 recovery of an investment in Merchant Data Systems in 2005 as compared with a $1,000,000 recovery of an investment in Merchant Data Systems in 2004.

Expenses increased by $12,640,000 to $30,537,000 due primarily to a $10,086,000 increase in electronic payment processing costs, a $1,204,000 increase in consulting, payroll and benefits, a $1,014,000 increase in professional fees and a $286,000 increase in depreciation and amortization.

Web Hosting

				% Change
(In thousands) :	2006	2005	2004	2006	2005
Revenue	$13,610	$10,674	$4,418	28%	142%
Expenses	(9,841)	(7,028)	(2,253)	40%	212%

Income before provision for income taxes	$3,769	$3,646	$2,165	3%	68%

2006

Revenue is derived primarily from monthly recurring fees from hosting dedicated and shared websites. The average number of total websites increased 30% to 52,780 in 2006, from 40,620 in 2005. The average number of dedicated websites, which generate a higher monthly fee, increased 87%, to 1,460 per month in 2006, from 780 in 2005. The average number of shared websites increased 29% to 51,300 per month in 2006, from 39,800 in 2005. The average monthly fee for both dedicated and shared websites decreased in 2006 as compared to 2005, due to competitive pressures.

The $2,813,000 increase in expenses in 2006 as compared with 2005 was primarily due to a $1,333,000 increase in consulting, payroll and benefits, a $657,000 increase in depreciation and amortization, and a $1,090,000 increase in other expenses, offset, in part, by a $195,000 decrease in interest expense due to lower borrowings from TICC during 2006. Consulting , payroll and benefits increased due to additional personnel added to service the increased customer base and to extend the hours of operation in customer service. Depreciation and amortization increased due to the expenditure of $2,900,000 in capital primarily for additional servers. Other expenses increased primarily due to $567,000 in additional software required for additional servers, a $225,000 legal settlement, a $194,000 increase in rent and utilities and a $104,000 increase in marketing costs.

2005

Crystaltech Web Hosting was acquired in July 2004, therefore 2004 does not include a full year of revenue and expenses.

SBA Lending

				% Change
(In thousands) :	2006	2005	2004	2006	2005
Revenue	$9,491	$10,684	$10,337	(11)%	3%
Expenses	(9,174)	(10,712)	(7,608)	(14)%	41%

Income (loss) before provision for income taxes	$317	$(28)	$2,729	1232%	(101)%

Revenue is derived primarily from premium income generated by the sale of the guaranteed and unguaranteed portions of SBA loans, interest income on SBA loans and servicing fee income on SBA loans previously sold.

2006

Revenue decreased by $1,193,000 in 2006 as compared to 2005, primarily due to $1,386,000 less in premium income and $108,000 less other income offset by an additional $301,000 in interest income. In 2006, $29,500,000 of guaranteed portions and $7,300,000 of unguaranteed portions were sold as compared to $45,000,000 of guaranteed portions and $8,500,000 of unguaranteed portions in 2005. Interest income increased due to a 3% increase in rates charged to borrowers offset, in part, by approximately $3,000,000 less in loan balances.

Expenses decreased by $1,538,000 in 2006 as compared to 2005, primarily due to $1,853,000 less in provision for loan losses and $215,000 less in professional fees offset, in part, by a $593,000 increase in depreciation and amortization.

2005

Revenue increased by $347,000 in 2005 as compared to 2004 due to a $233,000 increase in servicing income, a $168,000 increase in interest income, and a $69,000 increase in other income, offset, in part, by a $123,000 decreased in premium income.

Expenses increased by $3,104,000 in 2005 as compared to 2004 primarily due to a $2,053,000 increase in the provision for loan losses, a $308,000 increase in interest expense and a $238,000 increase in consulting , payroll and benefits.

Capco

				% Change
(In thousands):	2006	2005	2004	2006	2005
Revenue	$17,151	$37,767	$34,450	(55)%	10%
Expenses	(22,641)	(22,445)	(20,265)	1%	11%
Minority interest	442	808	863	(45)%	(6)%

(Loss) income before provision for income taxes	$(5,048)	$16,130	$15,048	(131)%	7%

Revenue is derived primarily from non-cash income from tax credits recorded when a Capco achieves defined investment percentage thresholds and from accretion of income from tax credits between the time the thresholds are achieved and the tax credits are utilized by the certified investor. Income from tax credits for the years ended December 31 are as follows:

(In thousands):	2006	2005	2004
From investment percentage thresholds	$10,468	$32,377	$29,506
From accretion of income from thresholds	5,139	4,292	4,059

Total	$15,607	$36,669	$33,565

Expenses consist primarily of non-cash accretion of interest expense and the amortization of the prepaid insurance purchased at the funding date. Expenses for the years ended December 31 are as follows:

(In thousands):	2006	2005	2004
Accretion of interest expense	$12,981	$12,646	$11,656
Amortization of prepaid insurance	2,966	2,645	2,140

Total	$15,947	$15,291	$13,796

In summary, the non-cash (loss) income which is represented by the income from tax credits, less interest expense and amortization of prepaid insurance, for the years ended December 31 are as follows:

(In thousands):	2006	2005	2004
Non-cash (loss) income	$(340)	$21,378	$19,769

In addition, other interest relating to notes payable – AI Credit, totaling $713,000, $598,000, and $232,000, was incurred in the years ended December 31, 2006, 2005, and 2004, respectively, and management fees, which were payable to Newtek and included as revenue in the corporate activities segment, totaled $4,955,000, $4,665,000, and $4,235,000, for the years ended December 31, 2006, 2005, and 2004, respectively.

Since the Company does not anticipate creating any new Capcos in the foreseeable future, we anticipate incurring losses going forward. Income from tax credits will consist solely of accretion of income from thresholds previously achieved since we have achieved all investment percentage thresholds as of December 31, 2006. We will continue to incur non-cash expenses consisting of accretion of interest expense and amortization of prepaid insurance on our existing Capcos.

The non-cash revenue and expenses are projected as follows:

(In thousands):	2007	2008	2009	2010	2011	Thereafter	Total
Income from tax credits revenue	$5,314	$4,648	$3,555	$2,607	$1,660	$1,536	$19,320
Accretion of interest expense	(11,808)	(10,081)	(7,343)	(4,926)	(2,937)	(2,596)	(39,691)
Amortization of prepaid insurance	(2,959)	(2,938)	(2,546)	(2,053)	(1,462)	(2,022)	(13,980)

Non-cash loss	$(9,453)	$(8,371)	$(6,334)	$(4,372)	$(2,739)	$(3,082)	$(34,351)

We will continue to earn cash investment income on our cash balances and incur cash management fees and operating expenses. The amount of cash available for investment and to pay management fees will be primarily dependent upon future returns generated from qualified businesses.

All Other

				% Change
(In thousands):	2006	2005	2004	2006	2005
Revenue	$5,093	$3,529	$1,716	44%	106%
Expenses	(5,412)	(6,800)	(4,552)	(20)%	49%
Minority interest	3	5	27	40%	(81)%

Loss before provision for income taxes	$(316)	$(3,266)	$(2,809)	(90)%	16%

The all other segment includes revenues and expense primarily from businesses formed from investments in qualified businesses made through Capco programs which cannot be aggregated with other operating segments. Revenues and expenses associated with Phoenix Development Group LLC in 2005 were reclassified to discontinued operations.

2006

The revenue increase of $1,564,000 in 2006 as compared with 2005, is primarily due to a $1,706,000 gain on the sale of a qualified Capco investment and operating revenue and interest income derived from new qualified businesses made by WTXI, WNYIII and WNYIV. This increase was offset, in part, by a decrease in revenue of $790,000 from Exponential Business Development Co., Inc., due primarily to a comparison with a one time gain in the prior period from the sale of an investment and a $270,000 decrease in revenue from insurance related entities.

Loss before provision for income taxes decreased by $2,950,000 in 2006 to $316,000 from $3,266,000 in 2005 primarily due to gains on the sale of qualified Capco investments totaling $1,765,000 and a net reduction of $1,859,000 in losses from 9 smaller companies which ceased operation in 2006. This was offset, in part, by a decrease in income of $653,000 from Exponential Business Development Co., Inc. and a $466,000 increase in a loss in Where Eagles Fly, a Washington D.C. Capco investment.

2005

The revenue increase of $1,813,000 in 2005, as compared with 2004, is primarily due to an increase in revenue of $923,000 from Exponential Business Development Co., Inc., due primarily to a one time gain, a $625,000 increase in revenue from insurance related entities and additional management fees totaling $307,000 from the WTXI Capco.

Loss before income taxes increased $457,000 to $3,266,000 from $2,809,000 primarily due to an increase in losses from insurance related entities of $459,000 and a number of smaller entities, offset, in part, by an increase in income of $811,000 from Exponential Business Development Co., Inc.

Corporate activities

				% Change
(In thousands):	2006	2005	2004	2006	2005
Revenue	$4,507	$5,118	$4,598	(12)%	11%
Expenses	(9,374)	(9,836)	(5,823)	(5)%	69%

Loss before provision for income taxes	$(4,867)	$(4,718)	$(1,225)	3%	285%

Revenue is derived primarily from management fees earned from the Capcos, which amount to 2.5% of certified capital. Management fee revenue totaled $4,369,000, $4,665,000 and $4,235,000 for the years ended December 31, 2006, 2005 and 2004, respectively. If a Capco does not have current or projected cash sufficient to pay management fees then they are not accrued.

2006

The decrease in management fee revenue of $296,000 in 2006 as compared with 2005 is due to less management fees being accrued for WA and WNYPIII totaling $487,000 offset, in part, by an increase in WNYV, which was formed in 2005, totaling $191,000.

The $462,000 decrease in expenses in 2006 as compared to 2005 was primarily due to a $642,000 decrease in professional fees and a $734,000 decrease in goodwill impairment offset, in part, by a $983,000 increase in other expenses, primarily attributable to a $459,000 lawsuit settlement and an overall increase in other general and administrative expenses.

2005

The increase in management fee revenue of $430,000 in 2005 as compared to 2004 is due to additional management fees being accrued for WALA, WNYIV, WDC and WNYV which were formed in 2004 and 2005.

The $4,013,000 increase in expenses in 2005 as compared to 2004 was primarily due to a $1,802,000 increase in professional fees, a $836,000 increase in consulting, payroll and benefits, a $734,000 increase in goodwill impairment, and a $796,000 increase in other expenses, primarily attributable to IT support and an increase in other general and administrative expenses.

A summary of the Company’s statement of operations and cash flows provided by (used in) operating activities by segment is as follows:

NEWTEK BUSINESS SERVICES INC. AND SUBSIDIARIES

Condensed Statement of Operations and

Cash Flows from Operating Activities by Segment

For the year ended December 31, 2006 (In thousands)

Business Services Segments						Total Business Services Segments	CAPCO Segment	Eliminations	Total
SBA lending	Electronic payment processing	Web hosting	All other	Corporate activities
9,491	43,593	13,610	5,093	4,507	Net Revenue	76,294	17,151	(5,540)	87,905

9,174	40,657	9,841	5,409	9,374	Total Expenses	74,455	22,199	(5,540)	91,114

317	2,936	3,769	(316)	(4,867)	Income (loss) before (provision) benefit for income taxes and discontinued operations	1,839	(5,048)	—	(3,209)

(44)	(916)	(1,714)	(127)	1,840	(Provision) benefit for income taxes	(961)	1,542	—	581

273	2,020	2,055	(443)	(3,027)	Income (loss) before discontinued operations	878	(3,506)	—	(2,628)

—	—	—	508	—	Discontinued operations, net of tax	508	—	—	508

273	2,020	2,055	65	(3,027)	Net income (loss)	1,386	(3,506)	—	(2,120)

					Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:

—	—	—	—	—	Income from tax credits	—	(15,607)	—	(15,607)

1,544	1,466	2,562	493	178	Depreciation and amortization	6,243	126	—	6,369

—	—	—	—	—	Accretion of interest expense	—	12,981	—	12,981

—	916	1,508	416	(1,911)	Deferred income taxes	929	(1,542)	—	(613)

405	—	—	—	—	Provision for loan losses	405	—	—	405

(744)	—	—	—	—	Capitalization of servicing assets	(744)	—	—	(744)

—	—	—	(1,706)	—	Gain on sale of investment in qualified business	(1,706)	—	—	(1,706)

(142)	179	30	(29)	387	Other non-cash - net	425	(622)	—	(197)

					Change in assets and liabilities:

(631)	—	—	—	—	SBA loans originated for sale over proceeds from sale of SBA loans held for sale	(631)	—	—	(631)

—	—	—	—	—	Prepaid and structured insurance	—	2,966	—	2,966

2,771	—	—	—	(311)	Restricted cash	2,460	—	—	2,460

607	(1,801)	735	1,669	(1,706)	Other - net	(496)	(1,186)	—	(1,682)

4,083	2,780	6,890	908	(6,390)	Net cash provided by (used in) operations	8,271	(6,390)	—	1,881

Liquidity and Capital Resources

Newtek historically has funded its operations primarily through the issuance of notes to insurance companies through the Capco programs. Through December 31, 2006, Newtek has received in the aggregate $235,718,000 in proceeds from the issuance of long-term debt, Capco warrants, and Newtek common shares through the Capco programs. In 2004, Newtek raised $20,762,000 (net of related offering costs) in a secondary public offering. Newtek’s principal funding requirements have been to purchase Coverage A insurance related to the notes issued to the insurance companies ($124,065,000), the acquisition of Coverage B Capco insurance policies ($28,060,000), the acquisitions of CrystalTech and Newtek Insurance Agency (formerly Vistar) ($9,836,000) and the acquisition of consolidated operating entity’s interests, identifying other Capco-qualified investments, and working capital needs resulting from operating and business development activities of its consolidated operating entities.

In summary, Newtek generated and used cash as follows:

	For the Year Ended December 31,
	2006	2005
Net cash provided by (used in) operating activities	$1,881	$(5,840)
Net cash provided by (used in) investing activities	18,408	(18,716)
Net cash (used in) provided by financing activities	(17,544)	18,956

Net increase (decrease) in cash and cash equivalents	2,745	(5,600)

Cash and cash equivalents, beginning of year	23,940	29,540

Cash and cash equivalents, end of year	$26,685	$23,940

Cash requirements and liquidity needs in 2006 and the foreseeable future are primarily funded through our capacity to borrow from our $50 million GE line of credit to originate and warehouse the guaranteed and unguaranteed portion of loans of our SBA lending unit and available cash and cash equivalents. The availability of the lending facility is subject to the compliance with certain covenants and collateral requirements as set forth in the agreement. At December 31, 2006, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $26,685,000 and $3,497,000 available through the GE lending facility.

In addition, the Company held $5,016,000 in U.S. Treasury Notes which are classified as held for sale and could be converted to cash and cash equivalents. Restricted cash totaling $11,275,000 which is primarily held in the Capcos, can be used in managing and operating the Capcos, making qualified investments, to repay debt obligations and for the payment of income taxes.

Net cash used in operating activities is affected by noncash revenues and expenses associated with our Capco segments. For the year ended December 31, 2006, noncash interest accretion associated with notes payable in credits in lieu of cash totaled $12,981,000 while the noncash expensing of insurance purchased at the time Capcos were formed totaled $2,966,000. This offset noncash income from tax credits of $15,607,000, thereby generating a noncash loss of $340,000. In 2005, interest accretion totaled $12,646,000, the expensing of insurance totaled $2,645,000 and income from tax credits totaled $36,669,000, thereby generating noncash income of $21,378,000.

Net cash provided by investing activities primarily includes the purchase or sale of fixed assets and customer accounts, activity regarding the unguaranteed portions of SBA loans and changes in restricted cash and investments. During 2006, cash was used to purchase $2,771,000 in fixed assets primarily to support increased customers in our web hosting segment and to acquire $2,861,000 in customer merchant accounts. A net decrease in the unguaranteed portion of SBA loans provided $4,271,000. We also received net proceeds of $13,782,000 from the sale of certificates of deposit and marketable securities and $6,333,000 through a reduction in restricted cash held by our Capcos. In addition, cash proceeds of $2,094,000 were received from the sale of an Investment in a Qualified Business.

Net cash used in financing activities primarily includes repayments on notes payable – AI Credit, the proceeds of which were used to finance Capco activities, notes payable – TICC which were funds borrowed by CrystalTech Web Hosting, Inc., and the GE line of credit which is the lending facility for our SBA lending operation.

Notes payable-AI Credit repayments were $3,731,000 in 2006 and $2,776,000 in 2005. In 2005, the Company borrowed $8,000,000 from TICC, $7,000,000 of which was prepaid through December 31, 2006. In 2006 Phoenix Development Group repaid $1,714,000 of the mortgages payable, and borrowed an additional $209,000. Net repayments on the GE line of credit were $4,897,000 in 2006 and $27,987,000 in 2005.

Historically Newtek has funded its operations through the issuance of notes to insurance companies through the Capco programs. We do not believe there are any new Capco programs currently being formed and as such are not anticipating any cash flow from new Capco programs for the foreseeable future.

We believe our operating cash flow, available borrowing capacity, existing cash and cash equivalents and other investments should provide adequate funds for continuing operations and principal and interest payments on our debt.

Liquidity Risk

Historically Newtek believes that its cash and cash equivalents, its anticipated positive cash flow from operations, and its ability to access private and public debt and equity markets will provide it with sufficient liquidity to meet its short and long-term capital needs. The loss of any one or two of these liquidity sources would not present a material obstacle to Newtek’s operations. However, the failure of the Capco insurer, which is primarily liable for the repayment of the Capco debt of $141,331,000, would require the Capcos to assume this cash repayment obligation of the notes. Management has determined that the likelihood of the Capcos becoming primarily liable for a material portion of this debt due to the failure of the insurers, which are subsidiaries of The American International Group, Inc., and are currently rated as “AA+” for financial strength by Standard & Poor’s, is remote. The parent company, AIG, has not agreed to guarantee the obligations of the subsidiary insurers, but it has provided written assurance that, in the event a Capco insurer experiences a downgrade in its credit rating, it will transfer the policy obligations to a strong affiliate, if possible.

The following chart represents Newtek’s obligations and commitments, as of December 31, 2006, other than Capco debt repayment discussed above, for future cash payments under debt, lease and employment agreements:

(In thousands):

Year	Debt (a)		Operating Leases	Employment Agreements	Total
2007	$3,629		$2,018	$2,273	$7,920
2008	2,890		2,340	412	5,642
2009	50,209	(b)	2,203	—	52,412
2010	—		2,134	—	2,134
2011	—		1,957	—	1,957
2012	—		4,999		4,999

Total	$56,728		$15,651	$2,685	$75,064

(a)	Interest rates range from 6.9% to 10%.
(b)	Includes $50 million of GE revolver assuming the entire amount is outstanding.

This chart excludes distributions for taxes due to Capco minority owners (which can not be anticipated).

In September 2005, NSBF closed a three year, $75,000,000 senior revolving loan transaction with General Electric Capital Corp. (“GE”). This new facility is primarily utilized to originate and warehouse the guaranteed and unguaranteed portions of loans under the SBA 7(a) loan program and for other working capital purposes. The facility refinances the previous facility with Deutsche Bank and a $4,000,000 revolving credit facility with another financial institution. In February 2006, GE and NSBF entered into a First Amendment to the GE Line of Credit Agreement. The amendment made adjustments to various financial covenants, including a net-worth maintenance level that NSBF had breached. GE waived, upon the effectiveness of the amendment, specific defaults that would have resulted from the terms of the original agreement. In December 2006, the parties entered into a Second Amendment, decreasing the line to $50,000,000 and extending the term by one year, through September 2009 in addition to making adjustments to various financial covenants and interest rates. As of December 31, 2006, NSBF had $16,391,000 outstanding on the line of credit. Under the Second Amendment, the GE line of credit allows for two alternatives for interest rates (the Prime interest rate plus .25% or Base LIBOR plus 2.50%). These rates may be increased or decreased by .25% based on certain thresholds. The line is collateralized by the unguaranteed portions and the guaranteed portions of the held for sale portion of the SBA loans receivable made by NSBF in addition to all assets of NSBF. The weighted average interest rate at December 31, 2006 was 8.06%. Interest on the line is payable monthly in arrears. Through December 31, 2006, NSBF has capitalized $1,981,000 of deferred financing costs attributable to the GE facility, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheet. Through December 31, 2006, these costs have been amortized over a period of three years. With the one year extension under the Second Amendment, any remaining capitalized costs at December 31, 2006 will be amortized through September 2009. Amortization expense relating to this facility included in the accompanying consolidated statements of operations for the year ended December 31, 2006 was $608,000. The agreement includes such financial covenants as minimum net worth thresholds, senior charge ratios and fixed charge ratios, limitations on capital expenditures and charge-offs, in addition to loan loss reserve requirements.

Management of Newtek expects to have three basic working capital requirements in the near term. These are:

•	working capital required for parent company operations;

•	working capital for operating our current businesses;

•	working capital needed for the SBA lender.

Newtek expects to finance other ventures principally with existing funds or new additional borrowings under current or future bank facilities.

Newtek funds its current operations through cash on-hand, profits from operating businesses, and the receipt of annual management fees from the Capcos equal to 2.5% of initial funding. However, the management fees do not represent revenues to Newtek on a consolidated basis as this is a transfer of funds from Newtek’s Capcos to Newtek, and all intercompany transactions and balances are eliminated in consolidation. These fees from current Capcos are expected to decrease over the next few years as the Capcos mature in their business cycle. In the absence of either new Capcos or additional increases in the profitability of its operating companies, Newtek will experience a decrease in its liquidity. Management believes that numerous, realistic options are available to the Company to compensate for this, such as borrowings or additional offerings in the capital markets. However, if new Capcos are not created, and if the operating companies do not continue to grow to produce significant cash flow surpluses, and if the capital markets should be inaccessible to Newtek and if other borrowings are unavailable, Newtek would be forced to diminish materially its operations so as to conform its expenditures to the cash then available.

Income from Capco Tax Credits

In general, the Capcos issue debt and equity instruments to insurance company investors. For a description of the debt and equity instruments and warrants issued by Newtek’s Capcos, see Notes to the Consolidated Financial Statements. The Capcos then make targeted investments, as defined under the respective state/jurisdiction statutes, with the funds raised. Each Capco, has a contractual arrangement with the particular state/jurisdiction that entitles the Capco to receive (earn) tax credits from the state/jurisdiction upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the Capcos to maintain their state or jurisdiction-issued certifications, the Capcos must make targeted investments in accordance with these requirements, which requirements are consistent with Newtek’s overall business strategy. Each Capco statute provides specific rules and regulations under which the Capcos must operate. For example, the State of Louisiana program precludes the Capco from making controlling and majority-owned investments. Accordingly, investments made by the Louisiana Capco are considered portfolio companies and are majority-owned operated and controlled by their boards of directors and management. These portfolio companies operate independently of Newtek although Newtek participates on the board of directors of these companies (but in all cases we do not control a majority of the board of director positions unless there is a default under the terms of the investment) and makes available to them technology, services and products to sell.

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

A description is set forth above of the manner in which Newtek and its Capcos account for the tax credit income. See “Critical Accounting Policies—Revenue Recognition.”

The table below is a summary of each Capco, state and date of certification, total certified capital, 50% minimum investment requirement and the total percentage of certified capital invested as of December 31, 2006 and 2005. The result as shown on the following chart, in the column “Percentage Invested,” demonstrates that in all cases in 2006 all of our operational Capcos had met or exceeded the 50% minimum investment requirement. The 16th Capco, Exponential of New York, LLC, which is managed and not owned, also has exceeded the 50% minimum investment requirement. In all cases, the minimum investment benchmarks were met 12 months or more in advance of the statutory minimum investment benchmark dates. By meeting the 50% minimum investment requirement, the Capco eliminates the risk of decertification and loss of tax credits.

SUMMARY OF CAPCO ORGANIZATION, CERTIFICATION AND

PERCENTAGE INVESTED

(In thousands)

Capco Name & Year of Organization	State/Jurisdiction of Certification	Certified Capital	50% Minimum Investment	Percentage Invested at 12/31/06	Percentage Invested at 12/31/05
1998
Wilshire Advisers, LLC (WA)	New York	$2,674	$1,337	100%	100%

1999
Wilshire Partners, LLC (WP)	Florida	37,384	18,692	100%	84%
Wilshire Louisiana Advisers, LLC (WLA)	Lousiana	16,400	8,200	52%	51%
Wilshire Investors, LLC (WI)	Wisconsin	16,667	8,334	50%	50%

2000
Wilshire New York Advisers II, LLC (WNYII)	New York	6,808	3,404	50%	50%
Wilshire Advisers, LLC (WA)	New York	1,136	568	100%	100%
Wilshire Louisiana Partners II, LLC (WLPII)	Louisiana	3,050	1,525	50%	50%
Wilshire New York Partners III, LLC (WNYPIII)	New York	35,160	17,580	51%	51%

2002
Wilshire Colorado Partners, LLC (WCOL)	Colorado	22,058	11,029	50%	50%
Wilshire Louisiana Partners III, LLC (WLPIII)	Louisiana	8,000	4,000	51%	50%

2003
Wilshire Louisiana Partners IV, LLC (WLP IV)	Louisiana	6,800	3,400	55%	55%

2004
Wilshire Alabama Partners, LLC (WALA)	Alabama	11,111	5,556	50%	50%
Wilshire DC Partners, LLC (WDC)	District of Columbia	13,106	6,553	61%	58%
Wilshire New York Partners IV, LLC (WNYIV)	New York	5,218	2,609	50%	20%

2005
Wilshire Texas Partners, LLC (WTX I)	Texas	23,413	11,707	51%	51%
Wilshire New York Partners V, LLC (WNYV)	New York	8,692	4,346	50%	0%

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

During the years ended December 31, 2006, 2005 and 2004, the Capcos satisfied certain investment benchmarks and the related recapture percentage requirements and accordingly, earned a portion of the tax credits. In addition, in 2006, 2005 and 2004 Newtek recognized income from the accretion of the discount attributable to tax credits earned in prior years. See Notes to the Consolidated Financial Statements.

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

Revenue Recognition.

Electronic payment processing revenue: Electronic payment processing and fee income is derived from the electronic processing of credit and debit card transactions that are authorized and captured through third-party networks. Typically, merchants are charged for these processing services on a percentage of the dollar amount of each transaction plus a flat fee per transaction. Certain merchant customers are charged miscellaneous fees, including fees for handling charge-backs or returns, monthly minimum fees, statement fees and fees for other miscellaneous services. In accordance with Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, revenues derived from the electronic processing of MasterCard and Visa sourced credit and debit card transactions are reported gross of amounts paid to sponsor banks.

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

Other income: Other income represents revenues derived from operating units that cannot be aggregated with other business segments. In addition, other income represents one time recoveries or gains on investments. Revenue is recorded when there is pervasive evidence of an agreement, the related fees are fixed, the service and, or product has been delivered, and the collection of the related receivable is assured.

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

Companies that are not consolidated, but over which we exercise significant influence, are accounted for under the equity method of accounting. Whether or not Newtek exercises significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities, including voting rights associated with Newtek’s holdings in common, preferred and other convertible instruments. Under the equity method of accounting, a company’s accounts are not reflected within our Consolidated Statement of Income; however, Newtek’s share of the investee’s earnings or losses are reflected in other income in the Company’s Consolidated Statements of Operations.

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

Impairment of Goodwill. Management of the Company considers the following to be some examples of important indicators that may trigger an impairment review outside its annual goodwill impairment review under the provisions of FAS 142: (i) significant under-performance or loss of key contracts acquired in an acquisition relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the acquired assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in our stock price for a sustained period of time; and (vi) regulatory changes. In assessing the recoverability of our goodwill and intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The fair value of an asset could vary, depending upon the estimating method employed, as well as assumptions made. This may result in a possible impairment of the intangible assets and/or goodwill, or alternatively an acceleration in amortization expense. During the year ended December 31, 2005 , management determined that impairment of goodwill was triggered as a result of the annual impairment test and appropriately recorded a charge in the accompanying consolidated statements of operations. For the year ended December 31, 2004, management determined that there was no impairment, and in 2006 the amount was immaterial.

Allowance for SBA Loan Losses. The allowance for loan losses is established by management through provisions for loan losses charged against income. Amounts deemed to be uncollectible are charged against the allowance for loan losses and subsequent recoveries, if any, are credited to the allowance.

The amount of the allowance for loan losses is inherently subjective, as it requires making material estimates which may vary from actual results. Management’s ongoing estimates of the allowance for loan losses are particularly affected by the changing composition of the loan portfolio over the last few years. The loans acquired from CCC in December 2002, which are more seasoned than those originated by NSBF, comprise 23% of total loans held for investment as of December 31, 2006. Other portfolio characteristics, such as industry concentrations and loan collateral, which also impacts management’s estimates of the allowance for loan losses, have also changed since the acquisition. The changing nature of the portfolio and the limited past loss experience on the newly originated portfolio has resulted in management’s estimates of the allowance for loan losses being based more on subjective factors, as noted below, and less on empirically derived loss rates.

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

Sales and Servicing of SBA Loans. NSBF originates loans to customers under the SBA program that generally provides for SBA guarantees of 50% to 85% of each loan, subject to a maximum guarantee amount. NSBF sells the guaranteed portion of each loan to a third party and retains the unguaranteed principal portion in its own portfolio. A gain is recognized on these loans through collection on sale of a premium over the adjusted carrying value. Gain on sale of the guaranteed portion of the loans is recognized at the date of settlement, under the terms of Statement of Financial Accounting Standards No. 140 (“SFAS No. 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” a replacement of FASB Statement No. 125.

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

As of December 31, 2006 and 2005, management’s impairment analysis indicated $82,000 and $179,000, respectively of an impairment.

Stock Based Compensation. Prior to January 1, 2006, the Company applied the disclosure-only provisions of SFAS 123,”Accounting for Stock-Based Compensation” (“SFAS 123”). In accordance with the provisions of SFAS 123, the Company applied APB 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock-based compensation plans and, accordingly, did not recognize compensation expense for stock options because we issued options at exercise prices equal to the market value at date of grant.

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

In November 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies subsequent to the adoption of SFAS 123R.

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

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion (“APB”) No. 20 Accounting Changes, and SFAS No. 3 Reporting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior period’s financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 does not change the transition provisions of any existing pronouncement. SFAS is effective for the Company for all accounting changes and corrections of errors made beginning January 1, 2006.

In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156 “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”) which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company is currently evaluating the impact of adoption, which is required to be adopted January 1, 2007.

In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”). FSP FIN 46(R)-6 requires that the determination of the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), be based on an analysis of the design of the entity. In evaluating whether an interest with a variable interest entity creates or absorbs variability, FSP FIN 46(R)-6 focuses on the role of a contract or arrangement in the design of an entity, regardless of its legal form or accounting classification. The Company adopted the guidance in FSP FIN 46(R)-6 prospectively as of July 1, 2006 to all entities that the Company first becomes involved with and to all entities previously required to be analyzed under FIN 46R when a reconsideration event has occurred under paragraph 7 of FIN 46R. The adoption of FIN 46(R)-6 did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. Currently, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of FIN 48 on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

In September 2006, the FASB issued FASB Statement No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company has not completed an analysis as to the impact of this statement on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year.

Off Balance Sheet Arrangements

None.

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

Because the SBA lender borrows money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. The Company has outstanding bank notes payable of approximately $16,391,000 at December 31, 2006. Interest rates on such notes are variable at prime plus 0.25% or LIBOR plus 2.50%. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have the effect of a net increase (decrease) in assets by less than 1% for 2005. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect a net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

Additionally, we do not have significant exposure to changing interest rates on invested cash, certificates of deposits, U.S. Treasury notes and marketable securities which were approximately $42,976,000 and $62,806,000 at December 31, 2006 and 2005, respectively. Newtek invests cash mainly in money market accounts and other investment-grade securities and does not purchase or hold derivative financial instruments for trading purposes. All of our transaction are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are included as separate sections of this Form 10-K. See Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and (f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information we (including our consolidated subsidiaries) are required to disclose in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. However, because we had previously determined the existence of a material weakness in our disclosure controls and procedures as of December 31, 2005 and March 31, 2006, and despite the remediation efforts discussed below, and given the relatively short time since the remediation efforts have taken place, there can be no assurance that we have identified and corrected all matters which would constitute, or might lead to future, disclosure control weaknesses.

(b) Changes in Internal Controls.

We have placed significant emphasis on remediation of the previously disclosed material weakness (as described in our 2005 Form 10K) and have added a senior legal officer responsible for internal control development and five professional positions in our accounting and finance staff during the quarters ended June 30, 2006 September 30, 2006 and December 31, 2006.

There were no other changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

On March 30, 2007, the registrant appointed Seth A. Cohen as Senior Vice President Finance. Mr. Cohen has previously served as Executive Vice President of Capital Markets since January, 2005 and Vice President for Capital Markets since June, 2000. Mr. Cohen is 44 years old.

Mr. Cohen has twenty years experience in corporate and municipal finance. Prior to Newtek, from September, 1998 to May, 2000, Mr. Cohen was Director of the Mayor’s Office of Pensions and Public Finance for the City of New York.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the sections entitled “Management” and “Principal Stockholders” in the proxy statement for our 2007 Annual Meeting of Stockholders.

We have adopted a code of ethics, referred to as our Code of Conduct, that applies to all directors and employees, including the principal executive, financial and accounting officers. A copy of the Code of Conduct will be made available upon request to executive offices of the Company and may be viewed on our web site (www.Newtekbusinessservices.com).

We intend to post on our website any amendments to, or waivers from, our Code of Conduct and Ethics that apply to our principal executive officer and principal financial and accounting officer.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” in the proxy statement for our 2007 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the section entitled “Principal Stockholders” in the proxy statement for our 2007 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the section entitled “Related Party Transactions” in the proxy statement for our 2007 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the section entitled “Principal Accounting Fees and Services” in the proxy statement for our 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are identified in the Index to Consolidated Financial Statements on page F-1 hereto.

(a)(2) Financial Statement Schedule.

Schedule II – Valuation and Qualifying Accounts

(a)(3)Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Number	Description

2.1	Asset Purchase Agreement, dated April 28, 2004, between Newtek Business Services, Inc., and CrystalTech Web Hosting, Inc. (including a listing of omitted schedules). (Incorporated by reference to Exhibit 2.1 to Newtek’s Report on Form 8-K dated April 30, 2004.)

2.2	Fourth Amendment to the Amended and Restated Master Loan and Security Agreement, dated December 31, 2002 between Newtek Small Business Finance, Inc. and DB Structured Products, Inc., dated June 29, 2005 (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 8-K, dated June 29, 2005.)

2.3	Credit Agreement between Newtek Business Services, Inc., Newtek Small Business Finance, Inc., Small Business Lending, Inc., CCC Real Estate Holding Co., LLC and General Electric Capital Corporation, dated August 31, 2005. (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 8-K, filed September 6, 2005.)

2.4	First Amendment and Waiver to Credit Agreement, dated February 28, 2006, to the Credit Agreement dated August 31, 2005, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation. (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K, filed March 2, 2006.)

2.4.1	Second Amendment and Waiver to Credit Agreement, dated February 28, 2006, to the Credit Agreement dated December 28, 2006, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation.

2.5	Guaranty between Newtek Business Services, Inc. Small Business Lending, Inc., CCC Real Estate Holding Co., LLC and General Electric Capital Corporation, dated August 31, 2005. (Incorporated by reference to Exhibit 10.2 to Newtek’s Report on Form 8-K, filed September 6, 2005.)

3.1	Certificate of Incorporation of Newtek Business Services, Inc., as revised and restated through November 21, 2005. (Incorporated by reference to Exhibit 3.1 to Newtek’s Report on Form 10_K filed May 10, 2006.)

3.2	Bylaws of Newtek Business Services, Inc. (Incorporated by reference to Exhibit No. 3.2 to Registration Statement No. 333-115615.)

10.1	Employment Agreement with Barry Sloane, June 30, 2005. (Incorporated by reference to Newtek’s Report on Form 10_K filed May 10, 2006.)

10.2	Employment Agreement with Jeffrey G. Rubin, June 30, 2005. (Incorporated by reference to Newtek’s Report on Form 10_K filed May 10, 2006.)

10.3	Employment Agreement with Craig J. Brunet dated July 13, 2006. (Incorporated by reference to Exhibit 10.3 Newtek’s Report on Form 10_Q filed July 14, 2006.)

10.4	Agreement of sublease between Newtek Business Services, Inc. and Primedia, dated November 10, 2006.

17.1	Letter of resignation as director and officer from Brian A. Wasserman, dated June 10, 2005. (Incorporated by reference to Exhibit 17.1 to Newtek’s Report on Form 8-K, filed June 13, 2005.)

21.1	Subsidiaries of the Registrant.

23.1	Consent of J.H. Cohn LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: April 2, 2007	By :	/s/BARRY SLOANE
Barry Sloane
(Chairman and Chief Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY SLOANE	Chairman of the Board, Chief Executive	April 2, 2007
Barry Sloane	Officer and Secretary

/s/ JEFFREY G. RUBIN	President and Director	April 2, 2007
Jeffrey G. Rubin

/s/ MICHAEL J. HOLDEN	Chief Financial Officer and Treasurer	April 2, 2007
Michael J. Holden

/s/ EYAL AMSALEM	Chief Accounting Officer and Corporate Controller	April 2, 2007
Eyal Amsalem

/s/ DAVID C. BECK	Director	April 2, 2007
David C. Beck

/s/ CHRISTOPHER G. PAYAN	Director	April 2, 2007
Christopher G. Payan

/s/ SALVATORE MULIA	Director	April 2, 2007
Salvatore Mulia

/s/ JEFFREY M. SCHOTTENSTEIN	Director	April 2, 2007
Jeffrey M. Schottenstein

/s/ MICHAEL A. SCHWARTZ	Director	April 2, 2007
Michael A. Schwartz

EXHIBITS INDEX

Number	Description
2.1	Asset Purchase Agreement, dated April 28, 2004, between Newtek Business Services, Inc., and CrystalTech Web Hosting, Inc. (including a listing of omitted schedules). (Incorporated by reference to Exhibit 2.1 to Newtek’s Report on Form 8-K dated April 30, 2004.)

2.2	Fourth Amendment to the Amended and Restated Master Loan and Security Agreement, dated December 31, 2002 between Newtek Small Business Finance, Inc. and DB Structured Products, Inc., dated June 29, 2005 (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 8-K, dated June 29, 2005.)

2.3	Credit Agreement between Newtek Business Services, Inc., Newtek Small Business Finance, Inc., Small Business Lending, Inc., CCC Real Estate Holding Co., LLC and General Electric Capital Corporation, dated August 31, 2005. (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 8-K, filed September 6, 2005.)

2.4	First Amendment and Waiver to Credit Agreement, dated February 28, 2006, to the Credit Agreement dated August 31, 2005, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation. (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K, filed March 2, 2006.)

2.4.1	Second Amendment and Waiver to Credit Agreement, dated February 28, 2006, to the Credit Agreement dated December 28, 2006, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation

2.5	Guaranty between Newtek Business Services, Inc. Small Business Lending, Inc., CCC Real Estate Holding Co., LLC and General Electric Capital Corporation, dated August 31, 2005. (Incorporated by reference to Exhibit 10.2 to Newtek’s Report on Form 8-K, filed September 6, 2005.)

3.1	Certificate of Incorporation of Newtek Business Services, Inc., as revised and restated through November 21, 2005. (Incorporated by reference to Exhibit 3.1 to Newtek’s Report on Form 10_K filed May 10, 2006.)

3.2	Bylaws of Newtek Business Services, Inc. (Incorporated by reference to Exhibit No. 3.2 to Registration Statement No. 333-115615.)

10.1	Employment Agreement with Barry Sloane, June 30, 2005. (Incorporated by reference to Newtek’s Report on Form 10_K filed May 10, 2006.)

10.2	Employment Agreement with Jeffrey G. Rubin, June 30, 2005. (Incorporated by reference to Newtek’s Report on Form 10_K filed May 10, 2006.)

10.3	Employment Agreement with Craig J. Brunet dated July 13, 2006. (Incorporated by reference to Exhibit 10.3 Newtek’s Report on Form 10_Q filed July 14, 2006.)

10.4	Agreement of sublease between Newtek Business Services, Inc. and Primedia, dated November 10, 2006.

17.1	Letter of resignation as director and officer from Brian A. Wasserman, dated June 10, 2005. (Incorporated by reference to Exhibit 17.1 to Newtek’s Report on Form 8-K, filed June 13, 2005.)

21.1	Subsidiaries of the Registrant.

23.1	Consent of J.H. Cohn LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Newtek Business Services, Inc.

We have audited the accompanying consolidated balance sheet of Newtek Business Services, Inc. and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newtek Business Services, Inc. and Subsidiaries as of December 31, 2006, and their consolidated results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

/s/ J.H. Cohn LLP

Jericho, New York

March 30, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Newtek Business Services, Inc.:

In our opinion, the balance sheet as of December 31, 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of Newtek Business Services, Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers, LLP

New York, New York

May 4, 2006, except for the effects of discontinued operations discussed in Note 3 to the consolidated financial statements, as to which the date is March 28, 2007.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(In Thousands)

	2006	2005	2004
Revenue:
Electronic payment processing	$43,341	$31,128	$18,131
Income from tax credits	15,607	36,669	33,565
Web hosting	13,535	10,627	4,428
Interest income	6,237	4,844	3,834
Premium income	3,023	4,409	4,533
Servicing fee	1,932	1,950	1,717
Insurance commissions	916	1,203	560
Other income	3,314	5,040	3,412

Total revenue	87,905	95,870	70,180

Expenses:
Electronic payment processing costs	31,125	22,928	12,842
Consulting, payroll and benefits	16,986	16,184	10,843
Interest	16,281	15,997	14,039
Professional fees	6,302	7,802	5,183
Depreciation and amortization	6,148	4,508	2,459
Insurance	3,316	3,117	2,818
Provision for loan losses	405	2,258	205
Goodwill impairment	—	878	—
Other than temporary decline in value of investments	—	395	—
Other general and administrative costs	10,986	8,626	5,599

Total expenses	91,549	82,693	53,988

(Loss) income from continuing operations before minority interest and benefit (provision) for income taxes	(3,644)	13,177	16,192
Minority interest	435	792	890

(Loss) income from continuing operations before benefit (provision) for income taxes	(3,209)	13,969	17,082
Benefit (provision) for income taxes	581	(6,548)	(6,467)

(Loss) income from continuing operations	(2,628)	7,421	10,615
Discontinued operations, net of taxes	508	306	—

Net (loss) income	$(2,120)	$7,727	$10,615

Weighted average common shares outstanding
Basic	34,875	34,241	30,068
Diluted	34,875	34,280	30,379
(Loss) income per share from continuing operations before discontinued operations
Basic and diluted	$(0.08)	$0.22	$0.35
Income per share from discontinued operations, net of tax
Basic and diluted	0.02	0.01	—

Basic and diluted (loss) earnings per share	$(0.06)	$0.23	$0.35

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

(In Thousands, except for Per Share Data)

	2006	2005
ASSETS
Cash and cash equivalents	$26,685	$23,940
Restricted cash	11,275	20,067
Certificates of Deposit	—	4,000
U.S. Treasury Notes	5,016	4,449
Marketable securities	—	10,350
Asset held for sale	1,530	—
Credits in lieu of cash	106,425	109,475
SBA loans held for investment (net of reserve for loan losses of $2,332 and $2,304 respectively)	27,746	32,028
Accounts receivable (net of allowance of $23 and $50, respectively)	1,568	2,109
SBA loans held for sale	1,786	1,155
Accrued interest receivable	519	416
Investments in qualified businesses—cost method investments	542	150
Investments in qualified businesses—held to maturity debt investments	5,301	3,596
Prepaid and structured insurance	17,497	20,323
Prepaid expenses and other assets (net of accumulated amortization of deferred financing costs of $832 and $805, respectively)	7,682	7,036
Servicing asset (net of accumulated amortization and allowances of $2,081 and $952, respectively)	2,991	3,197
Fixed assets (net of accumulated depreciation and amortization of $4,065 and $2,302, respectively)	4,458	6,587
Intangible assets (net of accumulated amortization of $5,919 and $3,460, respectively)	9,141	6,697
Goodwill	10,575	9,438

Total assets	$240,737	$265,013

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$8,509	$10,313
Notes payable	10,651	23,077
Bank notes payable	16,391	21,287
Deferred revenue	2,761	1,459
Notes payable in credits in lieu of cash	86,332	92,048
Deferred tax liability	24,428	24,271

Total liabilities	149,072	172,455

Minority interest	4,596	5,033

Commitments and contingencies
Shareholders’ equity
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, issued and outstanding 35,479 and 34,809 not including 583 shares held in escrow and 473 held by an affiliate)	710	696
Additional paid-in capital	54,949	53,737
Unearned compensation	—	(492)
Retained earnings	31,464	33,584
Treasury stock, at cost (32 shares in December 2006)	(54)	—

Total shareholders’ equity	87,069	87,525

Total liabilities and shareholders’ equity	$240,737	$265,013

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In Thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Unearned Compensation	Retained Earnings	Number of Shares of Treasury Stock	Treasury Stock	Total
Balance at December 31, 2003	26,209	$524	$26,588	$(2,106)	$15,242	—	$—	$40,248
Issuance of common stock and warrants	681	14	2,711	—	—	—	—	2,725
Issuance of common stock-secondary offering	6,450	129	20,633	—	—	—	—	20,762
Issuance of common stock-acquisition of CrystalTech	69	1	249	—	—	—	—	250
Exercise of stock options	179	3	627	—	—	—	—	630
Deferred compensation relating to restricted stock and restricted stock unit issuances	285	6	2,050	(191)	—	—	—	1,865
Net income	—	—	—	—	10,615	—	—	10,615

Balance at December 31, 2004	33,873	677	52,858	(2,297)	25,857	—	—	77,095
Issuance of common stock and warrants	701	14	1,577	—	—	—	—	1,591
Deferred compensation relating to restricted stock and restricted stock unit issuances, net of amortization	235	5	455	652	—	—	—	1,112
Cancellation of restricted stock units	—	—	(1,153)	1,153	—	—	—	—
Net income	—	—	—	—	7,727	—	—	7,727

Balance at December 31, 2005	34,809	696	53,737	(492)	33,584	—	—	87,525
Adjustment to number of shares outstanding	(252)	(5)	5	—	—	—	—	—
Issuance of common stock	747	15	1,317	—	—	—	—	1,332
Deferred compensation relating to restricted stock and restricted stock unit issuances, net of amortization	175	4	178	204	—	—	—	386
Cancellation of restricted stock units	—	—	(118)	118	—	—	—	—
Reclassification of unearned comp	—	—	(170)	170	—	—	—	—
Purchase of treasury shares	—	—	—	—	—	32	(54)	(54)
Net loss	—	—	—	—	(2,120)	—	—	(2,120)

Balance at December 31, 2006	35,479	$710	$54,949	$—	$31,464	32	$(54)	$87,069

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(In Thousands)

	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(2,120)	$7,727	$10,615
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Other than temporary decline in value of investments	—	395	—
Amortization of deferred loan origination fees, net	(284)	(191)	—
Impairment of assets	167	179	—
Income from tax credits	(15,607)	(36,669)	(33,565)
Deferred income taxes	(613)	6,792	6,467
Depreciation and amortization	6,369	4,549	2,459
Provision for loan losses	405	2,258	205
Capitalization of servicing assets	(744)	(1,757)	(1,793)
Goodwill impairment	—	878	—
Accretion of interest income	(204)	(175)	(176)
Accretion of interest expense	12,981	12,646	11,656
Non cash compensation	597	1,453	1,344
Minority interest	(345)	(730)	(890)
Equity in earnings of investee	(128)	(921)	—
Gain on sale of land and building	(308)	—	—
Loss on disposal of fixed assets	44	—	—
Gain on sale of investment in qualified business	(1,706)	—	—
Premium on repurchase of portfolio	44	—	—
Gain on sale of loans held for investment	(370)	(305)	(884)
Changes in assets and liabilities, net of the effect of business acquisitions:
Loans receivable held for sale:
SBA loans originated for sale	(30,163)	(43,881)	(36,843)
Proceeds from sale of SBA loans	29,532	44,988	38,200
Prepaid and structured insurance	2,966	(175)	(1,693)
Prepaid expenses, accounts receivable, accrued interest receivable from bank and other assets	(436)	(1,426)	(2,071)
Restricted cash	2,460	—	—
Accounts payable and accrued expenses and deferred revenues	(656)	(1,475)	1,389

Net cash provided by (used in) operating activities	1,881	(5,840)	(5,580)

Cash flows from investing activities:
Investments in qualified businesses	(11,521)	(1,538)	(6,668)
Return of investments in qualified businesses	9,036	620	5,179
Purchase of fixed assets	(2,771)	(3,834)	(1,593)
Cash paid for acquisitions, net of cash received	—	—	(9,836)
SBA loans originated for investment	(9,693)	(14,124)	(14,547)
Payments received on SBA loans	6,315	5,770	8,505
Proceeds from sale of SBA loans held for investment	8,863	8,827	24,111
Cash paid for repurchase of loan portfolio	(1,214)	—	—
Change in restricted cash	6,333	5,477	(9,888)
Purchase of customer merchant accounts	(2,861)	(1,148)	—
Purchase of marketable securities and U.S. Treasury Notes	—	(15,073)	—
Purchases of certificates of deposits	—	(4,000)	—
Proceeds from sale of U.S. Treasury Notes	—	275	—
Proceeds from sale of marketable securities and certificates of deposit	13,782	—	—
Proceeds from sale of investment in qualified business	2,094	—	—
Proceeds from sale of land and building	1,300	—	—

Contingent consideration for acquisition	(500)	(750)	—
Return of investment	—	820	—
Acquisition of minority interests resulting in customer merchant accounts	(750)	—	—
Acquisition of minority interest resulting in goodwill	—	(100)	—
Other	(5)	62	(27)

Net cash provided by (used in) investing activities	18,408	(18,716)	(4,764)

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(In Thousands)

	2006	2005	2004
Cash flows from financing activities:
Proceeds from issuance of notes payable to certified investors	—	32,149	29,480
Cash paid for Coverage A (Syndication of Notes)	—	(9,893)	(8,248)
Principal payments of note payable-insurance	(3,731)	(2,776)	(2,301)
Repayments of note payable—bank and other	(8,723)	(535)	(480)
Proceeds from note payable and other	209	8,024	—
Change in restricted cash-relating to NSBF financing	—	389	645
Redemption of mandatorily redeemable preferred stock	—	(1,500)	—
Debt issuance costs	—	(707)	—
Proceeds from SBA Line of Credit	—	21,287	—
Net repayments on SBA bank notes payable	(4,897)	(27,987)	(24,002)
Purchase of treasury shares	(54)	—	—
Net proceeds from issuance of common shares	—	505	22,839
Other	(348)	—	—

Net cash (used in) provided by financing activities	(17,544)	18,956	17,933

Net increase (decrease) in cash and cash equivalents	2,745	(5,600)	7,589
Cash and cash equivalents—beginning of year	23,940	29,540	21,951

Cash and cash equivalents—end of year	$26,685	$23,940	$29,540

Supplemental disclosure of cash flow activities:
Cash paid for interest	$3,798	$3,035	$2,560

Cash paid for taxes	$393	$674	$600

Non-cash investing and financing activities:
Issuance of notes in partial payment for insurance	$—	$4,000	$6,250

Building acquired with notes payable	$—	$1,880	$—

Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$18,657	$16,077	$15,975

Additions to NSBF other real estate owned	$—	$264	$581
Loan issued in connection with the sale of real estate	$—	$576	$—
Stock issued in exchange for minority interest	$500	$—	$—
Issuance of warrant in connection with purchase of Coverage A Insurance	$—	$—	$250

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(In Thousands)

	2006	2005	2004
Acquisition of minority interests resulting in goodwill:
Newtek Business Services common shares issued	$186	$—	$961

CrystalTech Acquisition: Assets acquired (including intangible assets and goodwill valued at $2,300 and $8,257, respectively)	$—	$—	$11,088
Less: Liabilities assumed	—	—	(1,475)
Less: Cash received in acquisition	—	—	(107)
Less: Stock issued to seller	—	—	(250)

Cash paid for acquisition, net of cash received and acquisitions costs paid	$—	$—	$9,256

Vistar Acquisition: Assets acquired (including intangible accounts valued at approximately $748)	$—	$—	$994
Less: Liabilities assumed	—	—	(401)
Less: Cash received in acquisition	—	—	(13)

Cash paid for acquisition, net of cash received and acquisitions costs paid	$—	$—	$580

CrystalTech Final Purchase Price Allocations to Goodwill
Additions to customer accounts	$—	$2,082	$—
Additions to intangibles	—	560	—
Additions to furniture and fixtures	—	375	—
Net deductions to goodwill	—	(3,258)	—
Net additions to assets and liabilities	—	241	—

Net effect on purchase price	$—	$—	$—
Contingent consideration for CrystalTech acquisition	$475	$479	$—

NMS-WI purchase of minority interest allocation:
Additions to customer merchant accounts	$1,271	$—	$—
Newtek Business Services common shares issued to minority member	(500)	—	—
Increase in deferred tax liability	(771)	—	—

Net effect on purchase price	$—	$—	$—

Mandatorily redeemable preferred stock	$—	$—	$1,500

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Newtek Business Services, Inc. (“Newtek”) is a holding company for several wholly- and majority-owned subsidiaries, including 15 certified capital companies which are referred to as Capcos, and several portfolio companies in which the Capcos own non-controlling or minority interests. Newtek is a direct distributor of business services to the small-and medium-sized business market.

The Company’s principal business segments are:

Electronic Payment Processing: Marketing, credit card processing and check approval services to the small- and medium-sized business market.

Web Hosting: CrystalTech Web Hosting, Inc., which offers shared and dedicated web hosting and related services to the small- and medium-sized business market.

SBA Lending: Newtek Small Business Finance, Inc. (“NSBF”), a nationally licensed, U.S. Small Business Administration (“SBA”) lender that originates, sells and services loans to qualifying small businesses, which are partially guaranteed by the SBA.

All Other: Includes results from businesses formed from Investments in Qualified Businesses made through Capco programs which cannot be aggregated with other operating segments.

Corporate Activities: Revenue and expenses not allocated to other segments, including interest income, Capco management fee income and corporate operations expenses.

Capcos: Fifteen certified capital companies which invest in small- and medium-sized businesses. They generate non-cash income from tax credits and non-cash interest and insurance expenses.

The consolidated financial statements of Newtek Business Services, Inc., its Subsidiaries and FIN 46 consolidated entities, (Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities”), (the “Company” or “Newtek”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and include all wholly and majority owned subsidiaries, and several portfolio companies in which the Capcos own non-controlling minority interest in, or those which Newtek is considered to be the primary beneficiary of (as defined under FIN 46 and FIN 46R). All inter-company balances and transactions have been eliminated in consolidation. Currently, the Company is absorbing losses attributable to certain of its minority interest holders. Once these entities return to profitability, the losses will be restored to the Company prior to allocation of profits to all minority holders.

All financial information included in the tables in the following footnotes are stated in thousands.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are complete. The most significant estimates are with respect to valuation of investments in qualified businesses, asset impairment valuation, allowance for loan losses, valuation of servicing assets, chargeback reserves and tax valuation allowances. Actual results could differ from those estimates.

Revenue Recognition

The Company operates in a number of different segments. Such revenues are recognized as services are rendered and are summarized as follows:

Electronic payment processing revenue: Electronic payment processing and fee income is derived from the electronic processing of credit and debit card transactions that are authorized and captured through third-party networks. Typically, merchants are charged for these processing services on a percentage of the dollar amount of each transaction plus a flat fee per transaction. Certain merchant customers are charged miscellaneous fees, including fees for handling charge-backs or returns, monthly minimum fees, statement fees and fees for other miscellaneous services. In accordance with Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, revenues derived from the electronic processing of MasterCard and Visa sourced credit and debit card transactions are reported gross of amounts paid to sponsor banks.

The Company also derives revenues from acting as independent sales offices (“ISO”) for third-party processors (“residual revenue”) and from the sale of credit and debit card devices. Residual revenue is recognized monthly based on contractual agreements with such processors to share in the residual income derived from the underlying merchant agreements. Revenues derived from sales of equipment are recognized at the time of shipment to the merchant.

Income from tax credits: Following an application process, a state will notify a company that it has been certified as a Capco. The state then allocates an aggregate dollar amount of tax credits to the Capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the Capco. The Capco is legally entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements and corresponding non-recapture percentages. At December 31, 2006, the Company had Capcos in seven states and the District of Columbia. Each statute requires that the Capco invest a threshold percentage of Certified Capital in Qualified Businesses within the time frames specified. As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco program. Such a disqualification, or “decertification” as a Capco results in a recapture of all or a portion of the allocated tax credits; the proportion of the recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks.

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

The allocation and utilization of Capco tax credits is controlled by the state law. In general, the Capco applies for tax credits from the state and is allocated a specific dollar amount of credits which are available to be earned. The Capco provides the state with a list of the Certified Investors, who have contractually agreed to accept the tax credits in lieu of cash interest payments on their notes. The tax credits are claimed by the Certified Investors on their state premium tax return as provided under each state Capco and tax law. State regulations specify the amount of tax credits a Certified Investor can claim and the period in which they can claim them. Each state periodically reviews the Capco’s operations to verify the amount of tax credits earned. In addition, the state maintains a list of Certified Investors and therefore has the ability to determine whether the Certified Investor is allowed to claim this deduction.

During each of the years ended December 31, 2006 and 2005, certain Capcos satisfied the required investment benchmarks and the related recapture percentages requirements and, accordingly, earned a portion of the tax credits.

Web Hosting revenue: Web Hosting revenues are primarily derived from monthly recurring services fees for the use of its web hosting and software support services. Customer set-up fees are billed upon service initiation and are recognized as revenue over the estimated customer relationship period of 2.5 years. Payment for web hosting and related services is generally received one month to three years in advance. Deferred revenues represent customer prepayments for upcoming web hosting and related services.

Sales and Servicing of SBA Loans: NSBF originates loans to customers under the SBA program that generally provides for SBA guarantees of 50% to 85% of each loan, subject to a maximum guarantee amount. NSBF sells the guaranteed portion of each loan to a third party and retains the unguaranteed principal portion in its own portfolio. A gain is recognized on these loans through collection on sale of a premium over the adjusted carrying value. Gain on sale of the guaranteed portion of the loans is recognized at the date of settlement, under the terms of Statement of Financial Accounting Standards (“SFAS”) No. 140 (“SFAS No. 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” a replacement of FASB Statement No. 125” and are recorded as a component of servicing fee and premium income in the consolidated statements of operations.

In each loan sale, NSBF retains servicing responsibilities and receives servicing fees of a minimum of 1% of the guaranteed loan portion sold. NSBF is required to estimate its servicing compensation in the calculation of its servicing asset. The purchasers of the loans sold have no recourse to NSBF for failure of customers to pay amounts contractually due.

In accordance with SFAS No. 140, upon sale of the loans to third parties, NSBF’s investment in an SBA loan is allocated among the retained portion of the loan (unguaranteed), the sold portion of the loan (guaranteed) and the value of loan servicing retained, based on the relative estimated fair market values of each component at the sale date. The difference between the proceeds received and the allocated carrying value of the loan sold is recognized as a gain on sale of loans. Servicing assets are carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Servicing assets are amortized in proportion to, and over the period of, the estimated future net servicing income on the underlying sold portion of the loans (guaranteed). In the event future prepayments are significant or impairments are incurred and future expected cash flows are inadequate to cover the unamortized servicing assets, additional amortization or impairment charges would be recognized. The Company uses an independent valuation specialist to estimate the fair value of the servicing asset.

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

If NSBF determines that the impairment for a stratum is temporary, a valuation allowance is recognized through a charge to current earnings for the amount the unamortized balance exceeds the current fair value. If the fair value of the stratum were to later increase, the valuation allowance may be reduced as a recovery. However, if NSBF determines that an impairment for a stratum is other-than temporary, the value of the servicing asset and any related valuation allowance is written-down.

Interest and Small Business Administration (“SBA”) Loan Fees—SBA Loans: Interest income on loans is recognized as earned. Loans are placed on nonaccrual status if they are 90 days past due with respect to principal or interest and, in the opinion of management, interest or principal on individual loans is not collectible, or at such earlier time as management determines that the collectibility of such principal or interest is unlikely. When a loan is designated as nonaccrual, the accrual of interest is discontinued, and any accrued but uncollected interest income is reversed and charged against current income. While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding.

NSBF passes through to the borrower certain expenditures it incurs, such as forced placed insurance or insufficient funds fees, or fees it assesses, such as late fees, with respect to managing the loan. These expenditures are recorded when incurred. Due to the uncertainty with respect to collection of these passed through expenditures or assessed fees, any funds received to reimburse NSBF are recorded on a cash basis as other income.

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

Other income: Other income represents revenues derived from operating units that cannot be aggregated with other business segments. In addition, other income represents one time recoveries or gains on investments. Revenue is recorded when there is pervasive evidence of an agreement, the related fees are fixed, the service, and or product, has been delivered, and the collection of the related receivable is assured.

Electronic Payment Processing Costs

Related interchange and assessment costs and bank processing fees are also recognized at the time the merchant transactions are processed or when the services are performed. Interchange and bank processing fees include costs directly attributable to the furnishing of transaction processing and other services to our merchant customers. The most significant components of electronic processing expenses include interchange and assessment costs, which are set by the credit card associations. Interchange is passed on to the entity issuing the credit card used in the transaction and assessments are retained by the credit card associations. Interchange and assessment fees are billed primarily as a percent of dollar volume processed and, to a lesser extent, as a per transaction fee.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company has bank balances in excess of the $100,000 of depository insurance provided by the Federal Deposit Insurance Corporation.

Restricted Cash

Restricted cash includes cash collateral relating to a letter of credit (only for 2006); monies due on loan related remittances received by the Company and due to third parties; cash held by the Capcos restricted for use in managing and operating the Capco, making qualified investments and for the payment of income taxes; and a cash account maintained as a reserve against chargeback losses.

Investments

U.S. Treasury Notes and Marketable Securities

The Company accounts for U.S. Treasury notes and other marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase. The Company invests excess cash not required for use in operations primarily in high credit quality securities that the Company believes bear minimal risk. These investments include money market funds and auction rate securities. Rates on these securities typically reset every 7 or 28 days. The underlying security of auction rate securities have a final maturity extending to fiscal 2038. The Company has not experienced any losses due to institutional failure or bankruptcy. In determining the cost basis, the Company accounts for the realized gains and losses on the sale of its available-for-sale securities, on both the specific identification and average cost methods. Realized gains and losses are included in other income (expense). At December 31, 2006 and 2005 all of the Company’s investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value.

Investments in Qualified Businesses

The various interests that the Company acquires in its qualified investments are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company’s voting interest, or the economics of the transaction if the investee is determined to be a variable interest entity.

Consolidation Method. Investments in which the Company directly or indirectly owns more than 50% of the outstanding voting securities, those the Company has effective control over, or those deemed to be a variable interest entity in which the Company is the primary beneficiary under the provisions of FIN 46R (“FIN 46 consolidated entity”) are generally accounted for under the consolidation method of accounting. Under this method, an investment’s financial position and results of operations are reflected within the Company’s consolidated financial statements. All significant inter-company accounts and transactions are eliminated, including returns of principal, dividends, interest received and investment redemptions. The results of operations and cash flows of a consolidated operating entity are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest, exercised control over the entity for the entire interim period or was otherwise designated as the primary beneficiary. Upon dilution of control below 50%, or upon occurrence of a triggering event requiring reconsideration as to the primary beneficiary of a variable interest entity, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

Equity Method. Investees that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee’s Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee, including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the investee. Under the equity method of accounting, an investee’s accounts are not reflected within the Company’s consolidated financial statements ; however, the company’s share of the earnings or losses of the investee is reflected in the Company’s consolidated financial statements.

Cost Method. Investees not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the net earnings or losses of such companies is not included in the Company’s consolidated financial statements. However, cost method impairment charges are recognized, as necessary, in the Company’s consolidated financial statements. If circumstances suggest that the value of the investee has subsequently recovered, such recovery is not recorded until ultimately liquidated or realized.

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

SBA Loans Held for Investment

Loans receivable held for investment are reported at their outstanding unpaid principal balances adjusted for charge-offs, net deferred loan origination costs and the allowance for loan losses.

Allowance for SBA Loan Losses

NSBF measures loan impairment in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan—an Amendment of FASB Statements No. 5 and 15” and No. 118 “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures—an Amendment of FASB Statement No. 114.” The valuation allowance for loan impairment is maintained as part of the allowance for loan losses.

The allowance for loan losses is established by management through provisions for loan losses charged against income. Amounts deemed to be uncollectible are charged against the allowance for loan losses and subsequent recoveries, if any, are credited to the allowance. The amount of the allowance for loan losses is inherently subjective, as it requires making material estimates which may vary from actual results. The loans acquired from Commercial Capital Corporation in December 2002, which are more seasoned than those originated by NSBF, comprise 23% of total loans held for investment as of December 31, 2006. Other portfolio characteristics, such as industry concentrations and loan collateral, which also impacts management’s estimates of the allowance for loan losses, have also changed since the acquisition. The changing nature of the portfolio and the limited past loss experience on the newly originated portfolio has resulted in management’s estimates of the allowance for loan losses being based more on subjective factors, as noted below, and less on empirically derived loss rates.

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

Loans receivable held for sale are sold with the servicing rights retained by NSBF. Gains on sales of loans are recognized based on the difference between the selling price and the carrying value of the related loans sold. Unamortized net deferred loan origination costs are recognized as a component of gain on sale of loans. According to the SBA Rules and Regulations guideline 1086, and in accordance with the Terms and Conditions of the Trade Advice in connection with selling the guaranteed portion of loans originated, if the borrower prepays in excess of 20% of the guaranteed portion of the loan or if the Borrower defaults on any scheduled note payment date within 90 days of settlement date, NSBF is obligated to return any unamortized premium received for the guaranteed portion of the loan. However, based on management’s best estimate and considering historical prepayment performance of the loan portfolio, NSBF has taken the position that the premium is fully recognized at date of settlement, and a provision against the premium is not required at the time of the sale.

Fixed Assets

Fixed assets, which are comprised of furniture and fixtures and computer office equipment, land, building and improvements are stated at cost, less accumulated depreciation and amortization. Depreciation of fixed assets is provided on a straight-line basis using estimated useful lives of the related assets. Amortization of leasehold improvements is provided on a straight-line basis using the lesser of the useful life of the asset or lease term. Useful lives of assets are: computer software, website development, and servers and storage (3 years), computer and office equipment and furniture and fixtures (generally 3 to 5 years).

Software and Website Development Costs

The Company capitalizes its web site development costs and computer software costs consistent with the provisions of EITF Issue 00-02, “Accounting for Web Site Development Costs” and Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Costs incurred during the preliminary project stage are expensed as incurred, while application stage projects are capitalized. The latter costs are typically employee and/or consulting services directly associated with the development of the internal use computer software. Software and website costs are included in fixed assets in the accompanying consolidated balance sheets. Amortization commences once the software is ready for its intended use and is amortized using the straight-line method over the estimated useful life, typically three years.

Deferred Financing Costs

Deferred financing costs are being amortized under the straight-line method over the terms of the related indebtedness, which approximates the effective interest method.

Long- Lived Assets

The Company accounts for long-lived assets at the lower of cost or market value. When events and circumstances require, the Company evaluates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected cash flow is less than the carrying amounts of the asset, an impairment loss is recognized. The Company recorded $167,000 of impairments during 2006.

Goodwill and Other Intangible Assets

Goodwill and Other Intangible Assets are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill and intangible assets deemed to have an indefinite life are not amortized and are subject to impairment tests, at least annually. The Company does not amortize goodwill and indefinite lived intangible assets (primarily trademarks). Other intangible assets with finite lives are amortized over their useful lives ranging from 18 to 66 months.

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

Stock—Based Compensation

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

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies subsequent to the adoption of SFAS 123R.

Under the accounting treatment used through December 31, 2005, the net income for the years ended December 31, 2005 and 2004 does not include any compensation charges related to options granted to employees. The following table illustrates the proforma effect on Net income and Income per share assuming the Company had applied the fair value recognition provisions of SFAS 123 instead of the intrinsic value method under APB 25 to stock—based employee compensation for the years ended December 31, 2005 and 2004:

	Stock Compensation (In thousands, except Per Share Data)
	2005	2004
Net income, as reported	$7,727	$10,615
Add: Total stock based employee compensation expense recognized, net of related tax effects	717	687
Deduct: Pro forma stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,622)	(846)

Pro forma net income	$6,822	$10,456

Earnings per share:
Basic—as reported	$.23	$.35

Basic—pro forma	$.20	$.35

Diluted—as reported	$.23	$.35

Diluted—pro forma	$.20	$.34

Proforma stock compensation expense above is the estimated fair value of options granted over the vesting period. For 2005 and 2004 the weighted average fair value of each option granted is estimated on the date of grant using the Black Scholes model with the following assumptions: expected volatility of 43-85%, risk-free interest rate of 1.61% to 6.15%, respectively, expected dividends of $0 and expected terms of 1-6 years. The Company based the expected volatility assumption on the historical volatility of our common stock. The expected term of options granted represents the period of time that options are expected to be outstanding. The Company estimated the expected term of stock options and expected forfeiture rates by using historical exercise and employee forfeiture experiences. The risk free interest rate for the years ended December 31, 2006, 2005 and 2004 is based on the U.S. Treasury note rate on the day of grant corresponding to the expected term. The Company has never paid a dividend, and is not expected to pay a dividend in the foreseeable future, therefore the dividend yield is assumed to be zero.

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

For the years ended December 31, 2006 and 2005, no customer accounted for 10% or more of the Company’s revenue or of total accounts receivable.

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

New Accounting Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156 “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”) which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company is currently evaluating the impact of adoption, which is required to be adopted January 1, 2007.

In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”). FSP FIN 46(R)-6 requires that the determination of the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), be based on an analysis of the design of the entity. In evaluating whether an interest with a variable interest entity creates or absorbs variability, FSP FIN 46(R)-6 focuses on the role of a contract or arrangement in the design of an entity, regardless of its legal form or accounting classification. The Company adopted the guidance in FSP FIN 46(R)-6 prospectively as of July 1, 2006 to all entities that the Company first becomes involved with and to all entities previously required to be analyzed under FIN 46R when a reconsideration event has occurred under paragraph 7 of FIN 46R. The adoption of FIN 46(R)-6 did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. Currently, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of FIN 48 on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

In September 2006, the FASB issued FASB Statement No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company has not completed an analysis as to the impact of this statement on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 3—DIVESTITURE:

In October 2006, the Company decided to discontinue one of its businesses in it’s “All other” segment, Phoenix Development Group, LLC, which provided services to, and reconstruction of, New Orleans, primarily in the form of temporary housing and related services. The results of this business have been included in discontinued operations in the consolidated statement of operations in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Summarized results of the Company’s discontinued operations are as follows:

	2006	2005
Total revenues	$2,254	$929
Total expenses	(1,424)	(378)

Income before provision for income taxes	830	551
Provision for income taxes	(322)	(245)

Discontinued operations, net of taxes	$508	$306

The assets and liabilities (see Note 12) of this business, which the Company has initiated plans to sell, but had not sold as of December 31, 2006, has been classified as held for sale on the accompanying consolidated balance sheets. The following represents the assets and liabilities of Phoenix Development Group, LLC, one of the Company’s consolidated investee companies (In thousands):

ASSETS
Fixed assets, net	$1,519
Other assets	11

Asset held for sale	$1,530

LIABILITIES
Mortgage payable	$156

Liabilities of businesses held for sale	$156

The properties were sold in February and March 2007. Gross proceeds from the sales were $1,084,000 and the gain on the sale was $198,000.

NOTE 4—MARKETABLE SECURITIES:

The following is a summary of marketable securities as of December 31, 2006 and 2005 (cost approximated fair value in both 2006 and 2005 (In thousands):

Type	Fair Value at December 31, 2006	Fair Value at December 31, 2005	Maturity Date
Debt:
Municipal revenue bonds	$—	$550
U.S. Treasury Notes	$5,016	$4,449	2007
Equity:
Auction Market Preferred Stock	$—	$9,800

NOTE 5—CREDITS IN LIEU OF CASH:

Following is a summary of the Credits in Lieu of Cash balance (In thousands):

	2006	2005
Balance—beginning of year	$109,475	$88,883
Add: Credits earned	15,607	36,669
Less: Deliveries made	(18,657)	(16,077)

Balance—end of year	$106,425	$109,475

NOTE 6—SBA LOANS HELD FOR INVESTMENT:

SBA Loans are primarily concentrated in the hotel and motel, and restaurant industries. The components of loans receivable held for investment, net, as of December 31, 2006 and 2005 are as follows (In thousands):

	2006	2005
Gross loans receivable, unguaranteed	$31,727	$35,960
Less: Allowance for loan losses	(2,332)	(2,304)
Less: Deferred origination fees, net	(1,649)	(1,628)

Total	$27,746	$32,028

The contractual maturities of SBA loans held for investment are as follows (In thousands):

	2006	2005
Due in one year or less	$15	$24
Due between one and five years	1,585	1,807
Due after five years	30,127	34,129

Total loans receivable, gross	$31,727	$35,960

All loans are priced at the prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with the Company. As of December 31, 2006 and 2005, net SBA loans receivable held for investment with adjustable interest rates amounted to $28,601,000 and $34,200,000, respectively.

For the years ended December 31, 2006 and 2005, NSBF funded $39,700,000 and $58,400,000 in loans and sold approximately $29,500,000 and $45,000,000 of the guaranteed portion of the loans, respectively.

As of December 31, 2006, $31,727,000 of SBA loans are pledged as collateral against the current outstanding balance on the Company’s line of credit in addition to all other assets of NSBF.

The outstanding balances of loans past due ninety days or more and still accruing as of December 31, 2006 and 2005 amounted to $516,000 and $7,000, respectively.

Loans by industry and geographic concentration that accounted for more than five percent (5%) of the outstanding gross loans receivable held for investment balance at December 31, 2006 and 2005, were as follows (In thousands):

	2006	2005
Industry
Hotels and motels	$5,883	$10,130
Restaurants	4,681	4,180

State
Florida	$7,835	$7,433
New York	3,125	3,578
Texas	2,867	3,143
California	1,718	1,633
Ohio	1,474	1,987

Below is a summary of the activity in the allowance for loan losses for the years ended December 31, 2006 and 2005 (In thousands):

	2006	2005
Balance, beginning of year	$2,304	$1,621
Provision for loan losses	405	2,258
Loans charged-off	(465)	(1,914)
Recoveries	88	339

Balance, end of year	$2,332	$2,304

At December 31, 2006 and 2005, total impaired nonaccrual loans amounted to $5,293,000 and $3,693,000, respectively. For the years ended December 31, 2006 and 2005, average balance of impaired nonaccrual loans was $4,507,000 and $2,894,000, respectively. Approximately $1,036,000 and $907,000 of the allowance for loan losses were allocated against such impaired nonaccrual loans, respectively, in accordance with SFAS No. 114.

Had interest on these impaired nonaccrual loans been accrued, such interest would have amounted to $437,000 and $252,000 for 2006 and 2005, respectively. Interest income, which is recognized on a cash basis, related to the impaired nonaccrual loans for the years ended December 31, 2006 and 2005 was not material.

In 2006, NSBF sold $7,324,000 of loans previously classified as held for investment for aggregate proceeds of $7,650,000. Gross realized gains amounted to $326,000 and is recorded as premium income. Also included in premium income is $355,000 representing the allocated portion of the remaining deferred loan origination costs.

In 2005, NSBF sold $8,522,000 of loans previously classified as held for investment for aggregate proceeds of $8,827,000. Gross realized gains amounted to $305,000 and is recorded as premium income. Also included in premium income is $428,000 representing the allocated portion of the remaining deferred loan origination costs.

NOTE 7—INVESTMENTS IN QUALIFIED BUSINESSES:

The following table is a summary of investments as of December 31, 2006 and 2005, shown separately between their debt and equity components, and a summary of the activity for the years ended December 31, 2006 and 2005 (In thousands):

HELD TO MATURITY DEBT INVESTMENTS

Name of Investment	Original Amount	Balance at December 31, 2006	Interest Rate	Maturity Date
Sesha	$350	$350	7.0%	December 2007
Bidco Loans (SBA participations)		134	Various	Various
Autotask	300	300	7.5%	April 2007
Autotask	500	500	Prime	December 2011
Mailtec	138	116	Prime + 3.25%	February 2010
Empire	700	661	10-16%	September 2010-February 2012
Smart Pill	750	750	5.50%	December 2008
Smart Pill	125	125	5.50%	December 2008
CDS	750	750	10.0%	December 2009
CDS	1,300	1,300	10.0%	December 2009
Florida Bistro Concepts	315	315	Prime + 2.75%	August 2016

Total		$5,301

	2006	2005
Principal Outstanding – beginning of year	$3,596	$2,909
Debt investments made	10,732	1,488
Return of principal, net of recoveries	(9,027)	(620)
Other than temporary decline in value of investments	—	(181)

Balance at end of year	$5,301	$3,596

COST INVESTMENTS

Name of Investment	Original Amount	Balance at December 31, 2006	Ownership %
Pinnacle	$50	$42	5%
Smart Pill	500	500	<1%

Total	$550	$542

	2006	2005
Total cost investments – beginning of year	$150	$300
Cost investments made	789	50
Return of principal	(397)	—
Other than temporary decline in value of investments	—	(200)

Total cost investments - end of year	$542	$150

The Company has not guaranteed any obligation of these investees, and the Company is not otherwise committed to provide further financial support for the investees. However, from time-to-time, the Company may decide to provide such additional financial support which, as of December 31, 2006 was zero. Should the Company determine that an impairment exists upon its periodic review, and it is deemed to be other than temporary, the Company will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the Consolidated Statements of Income.

NOTE 8—PREPAID AND STRUCTURED INSURANCE:

On November 19, 1998, WA purchased a structured insurance product covering a ten-year period (the “Capco Policy”) from an AA+ rated international insurance company (the “insurer”). This insurance provides for (i) the repayment, on the maturity date, of the note payable issued by WA to the Certified Investors in connection with the capitalization of WA (“Note”) (“Coverage A”) and (ii) the loss or recapture of the state tax credits delivered to the Certified Investors (“Coverage B”). Notwithstanding the insurer’s obligation, WA (the only Newtek Capco with such an obligation) remains primarily liable for repayment of the Note. Premiums for the Capco policy have been paid in full at inception and the Capco policy is non-cancelable. The Capco paid a total of $1,806,000 for the Capco Policy. The costs of Coverage A and B were $1,648,000 and $158,000, respectively. Under Coverage A, the insurer is required to pay the principal amount of the Note, $2,674,000, on the maturity date in June 2008. Accordingly, the Company has recorded the Coverage A payment as an asset, called “structured insurance product”, and has been increasing the recorded amount through an accretion to interest income. For each of the years ended December 31, 2006, 2005 and 2004 the Company recorded $ 106,000, $103,000 and $103,000 as interest income. At the June 2008 Note maturity date, the asset balance will be $2,674,000, the insurer will pay the Certified Investors, and the Company will reverse this asset balance in full with a corresponding reversal of the Note balance. As of December 31, 2006 and 2005 the balance on this note was $2,481,000 and $2,409,000.

On May 10, 2000, in conjunction with a supplemental funding, WA purchased another structured insurance product, or Capco Policy, covering an eight-year period, from an AA+ rated international insurance company. This insurance provides for the same terms and conditions as the aforementioned initial insurance product as described above. The Company paid a total of $821,000 for this additional Capco Policy. The costs of Coverage’s A and B were $661,000 and $160,000, respectively. Under Coverage A, the insurer is required to pay the principal amount of the Note, $1,136,000, on the maturity date in June 2008. For each of the years ended December 31, 2006, 2005 and 2004, the Company recorded $33,000, $58,000 and $58,000 as interest income. At the June 2008 Note maturity date, the asset balance will be $1,136,000, the insurer will pay the Certified Investors, and the Company will reverse this asset balance in full with a corresponding reversal of the Note balance. As of December 31, 2006 and 2005, the balance on this note was $1,036,000 and $968,000.

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

For all Capcos (including WA), the Company has also purchased (which in some cases has been financed through loans) Coverage B insurance which provides for the payment of cash in lieu of tax credits in the event the Capco becomes decertified. The Capcos remain primarily liable for the requirement to deliver tax credits (or make cash payments in lieu of tax credits not delivered). The amount paid for Coverage B has been recorded as prepaid insurance and is being amortized to expense over the life of the Capco Policy. The prepaid insurance balance of $13,980,000 and $16,946,000 at December 31, 2006 and 2005 is comprised solely of the unamortized cost of Coverage B insurance.

The Company is primarily liable for the cash payments expected to be made by the insurer for the Wilshire Advisers note payable only.

The Company’s Coverage B purchases and related amortization are summarized as follows and are included in Prepaid and Structured Insurance balances on the consolidated balance sheets as of December 31, 2006 and 2005 (In thousands):

	2006	2005
Balance, beginning of year	$16,946	$15,505
Insurance purchased	—	4,086
Amortization of prepaid insurance	(2,966)	(2,645)

Balance at end of year	$13,980	$16,946

All Capcos receive funding from the Certified Investors for the sales of notes, warrants or Company stock regardless of the accounting treatment of the Capco insurance.

NOTE 9—SERVICING ASSETS

NSBF reviews capitalized servicing rights for impairment. This review is performed based on risk strata, which are determined on a disaggregated basis given the predominant risk characteristics of the underlying loans. The predominant risk characteristics are loan terms and year of loan origination.

The following summarizes the activity pertaining to servicing assets for the years ended December 31, 2006 and 2005 (In thousands):

	2006	2005
Balance, beginning of year	$3,376	$2,085
Servicing assets capitalized	744	1,757
Servicing assets amortized	(868)	(466)

Balance, end of year	$3,252	$3,376

Reserve for impairment of servicing assets:
Balance, beginning of year	$(179)	$—
Additions	(82)	(179)

Balance, end of year	(261)	(179)

Balance, end of year	$2,991	$3,197

For the years ended December 31, 2006 and 2005, servicing fees received amounted to $1,932,000 and $1,950,000, respectively.

The estimated fair value of capitalized servicing rights was $2,991,000 and $3,197,000 at December 31, 2006 and 2005, respectively. The estimated fair value of servicing assets at December 31, 2006 was determined using a discount rate of 13.3%, weighted average prepayment speeds ranging from 1% to 23%, depending upon certain characteristics of the loan portfolio, weighted average life of 3.3 years, and an average default rate of 3%. The estimated fair value of servicing assets at December 31, 2005 was determined using a discount rate of 13.5%, weighted average prepayment speeds ranging from 1% to 19%, depending upon certain characteristics of the loan portfolio, weighted average life of 3.9 years, and an average default rate of 3%.

The unpaid principal balances of loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $163,277,000 and $175,982,000 at December 31, 2006 and 2005, respectively.

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

NOTE 10—FIXED ASSETS:

The Company’s fixed assets are comprised of the following at December 31, 2006 and 2005 (In thousands):

Computer and office equipment	$2,377	$2,043
Furniture and fixtures	492	997
Leasehold improvements	183	366
Computer software and website	1,377	1,273
Land	—	200
Buildings	—	1,696
Computer servers & storage	4,094	2,314

	8,523	8,889
Accumulated depreciation and amortization	(4,065)	(2,302)

Net fixed assets	$4,458	$6,587

Depreciation and amortization expense for fixed assets for the years ending December 31, 2006, 2005 and 2004 was $2,333,000, $1,452,000 and $636,000, respectively.

NOTE 11—GOODWILL AND OTHER INTANGIBLES:

The net carrying value of Goodwill as of December 31, 2006 and 2005 by segment is as follows (In thousands):

	2006	2005
Electronic Payment Processing	$1,357	$1,357
Webhosting	7,203	6,228
Capco	2,015	1,853

Total goodwill	$10,575	$9,438

The changes in the net carrying amounts of goodwill are related to CrystalTech’s former CEO earning an additional $975,000 ($500,000 cash and 277,776 shares of Newtek common stock valued at $475,000) pursuant to the asset purchase agreement, and a minority interest exchange in the Capco segment, producing an additional $162,000 net, of goodwill.

Other intangible assets as of December 31, 2006 and 2005 are comprised of the following (in Thousands):

Customer merchant accounts	$13,745	$8,847
Trade name (indefinite lived)	550	550
Established book of business	186	181
Developed technologies	466	466
Non compete agreements	18	18
Other	95	95

	15,060	10,157
Accumulated amortization	(5,919)	(3,460)

Net intangible assets	$9,141	$6,697

The increase in the gross carrying amount of Other Intangibles is mainly due to the purchase of customer merchant accounts during 2006 of approximately $2,861,000, the increased ownership in one of the Company’s subsidiaries, Newtek Merchant Services of WI, LLC, resulting in the addition to customer accounts of $2,021,000.

Customer accounts are being amortized over a fifty-five to sixty-six month period. Other intangibles (excluding the tradename which has an indefinite life and is subject to impairment review), are being amortized over a period ranging from 18 to 36 months. Total amortization expense included in the accompanying consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 was $2,337,000, $2,113,000 and $1,074,000, respectively.

Total expected amortization expense for the next five fiscal years are as follows (In thousands):

December 31:	Customer Accounts	Other Intangibles
2007	$2,515	$122
2008	2,493	4
2009	1,651	2
2010	954	—
2011	775	—
Thereafter	75	—

	$8,463	$128

Based upon the Company’s performance of the impairment tests using the fair value approach of the discounted cash flow method, the Company determined that impairments of $85,000 and $878,000 were incurred for the years ended December 31, 2006 and 2005.

NOTE 12—NOTES PAYABLE:

Notes payable consist of the following (In thousands):

	2006	2005
Notes payable – Certified investors	$3,923	$3,947
Notes payable – AI credit	5,519	9,250
Notes payable – TICC	1,000	8,000
Mortgages payable and other	209	1,880

	$10,651	$23,077

Certified investors:

In June 1998 WA issued a note and a warrant to a Certified Investor for a total amount of $2,674,000. The Capco’s interest obligations under the note are as described in Note 14.

Of the total proceeds, the Company allocated $2,609,000 to the note and $65,000 to the warrant. The Company initially recorded the note at $2,609,000 and has been increasing such amount via an accretion to interest expense. For each of the years ended December 31, 2006, 2005 and 2004, the Company recorded $274,000 of interest expense for such accretion. The interest rate on this note is 10%. At the maturity date in June 2008, the note balance will be $2,674,000 and the Insurer will pay such amount to the Certified Investor.

In May 2000, WA issued an additional note to a Certified Investor for total proceeds of $1,252,000. This note has been recorded at its face amount of $1,136,000, which is the amount payable at maturity in 2008. For the years ended

December 31, 2006, 2005 and 2004, the Company recorded $146,000, $143,000 and $139,000 of interest expense for such accretion. The interest rate on this note is 10%. The excess of the proceeds over the face amount, or $116,000, is being amortized to income over the term of the note.

Under the terms of the notes, WA is required to maintain minimum levels of working capital and tangible net worth, as defined. The note is collateralized by substantially all assets of WA.

As described in Note 14, although WA purchased Coverage A, the Note purchase agreements were structured such that WA is primarily liable for the repayment of the total amount of principal on the notes payable to the Certified Investors. As such, WA is required to recognize a liability in the amount of its primary liability under the note. All of Newtek’s other Capcos, due to the concurrent purchase of the Capco Policies on or before the dates the notes were issued, are not primarily liable for a portion of the notes issued to the Certified Investors, as more fully described in Note 14.

In 2007 and 2008, this amount will be increased by interest expense accretion of $426,000 and $223,000, respectively, and reduced by deliveries of $381,000 and $4,191,000, respectively. As discussed in Note 8, at the June 2008 note maturity date, the insurer will pay the Certified Investors, and the Company will reverse this liability balance in full with a corresponding reversal of the Structured Insurance Product balance.

AI Credit:

Several Capcos borrowed funds from a finance company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of the Capco. Below is a summary of Capcos with outstanding balances as of December 31, 2006 and 2005 (In thousands):

Capco	Original Principal	Interest Rate	Balance Outstanding at December 31, 2006:	Balance Outstanding at December 31, 2005:	Maturity Date
WAP 1	$3,000	6.90%	$—	$2,000	N/A
WDC	2,500	7.65%	1,800	2,500	November 2007
WNYIV	750	7.90%	542	750	December 2007
WTX	3,000	8.65%	2,177	3,000	June 2008
WNYV	1,000	9.65%	1,000	1,000	November 2008

	$10,250		$5,519	$9,250

Total interest expense on the above notes for the years ended December 31, 2006, 2005 and 2004 was $713,000, $598,000, and $232,000. Total accrued interest as of December 31, 2006 and 2005 was $264,000 and $664,000 and is included in accounts payable and accrued expenses in the consolidated balance sheet.

These notes are collateralized by the assets of the respective Capcos. The Capcos/the Company borrowed these funds to assist in paying the premiums for the Capco insurance and thus providing greater liquidity in the Capcos. These additional borrowings enabled the Capcos to have more cash available to make additional qualified investments. The borrowings can be repaid from the proceeds of returns to the Capcos through principal and interest on debt investments and returns of, or on, equity from investments made or cash flows from operations. AI Credit, as well as the insurers for the Capco insurance policy, are subsidiaries of AIG.

TICC:

CrystalTech entered into an agreement on March 28, 2005 with Technology Investment Capital Corp. (“TICC”) to borrow $8,000,000 to be repaid over 5 years, maturing March 28, 2010 with a principal repayment of $2,000,000 due on March 28, 2008, $3,000,000 due on March 28, 2009 and March 28, 2010, respectively. Interest on the note is 10% for the first year, adjustable thereafter based on 6.35% plus the treasury rate (limited to a 1% increase or decrease in any one adjustment year) with a minimum interest rate of 8.5% and maximum of 12.0%. Newtek has agreed to pay TICC additional interest on each anniversary date of 2% of the average outstanding balance during the year in Newtek stock. The loan can be prepaid without any penalty after 18 months. The note is collateralized by a first priority interest in all the assets of CrystalTech. The note contains financial covenants, such as minimum revenues and minimum EBITDA thresholds. The Company has capitalized $431,000 of deferred financing costs, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheet, and will be amortized over a period of 5 years. Amortization expense included in the accompanying statements of operations for the year ended December 31, 2006 and 2005 totaled $141,000 and $65,000.

In March 2006, CrystalTech Web Hosting Inc. prepaid $4,000,000 of the note payable to TICC. In conjunction with the prepayment, CrystalTech paid $127,000 in additional interest. In June, September and November 2006, CrystalTech prepaid an additional $2,100,000, $500,000 and $400,000, respectively, of the note payable to TICC. The remaining principal balance of $1,000,000 is due in March 2008.

Mortgages and other:

Phoenix Hammond LLC (“Hammond”) a wholly owned subsidiary of Phoenix Development Group, LLC (“Phoenix Development”), a consolidated entity in one of our Louisiana Capcos, entered into an agreement on December 8, 2005 with Hancock Bank of Louisiana (“Hancock”) to borrow $1,060,000 to be repaid over 5 years, maturing December 8, 2010 with 59 equal monthly payments of $11,000 beginning on January 8, 2006, and one payment of $735,000 on December 8, 2010. Interest on the note was 7% for the term of the loan. The loan could be prepaid without any penalty at any time. The note was collateralized by any and all Hammond balances held in deposit accounts at Hancock, as well as a first lien and mortgage on property described in a Multiple Indebtedness Mortgage, an Assignment of Leases and Rents, and a Commercial Security Agreement, all of which are dated December 8, 2005. The Company prepaid approximately $904,000 of the mortgage during 2006. The remaining balance as of December 31, 2006 was $156,000 and was classified as liability on asset held for sale (see Note 3), which is included in accounts payable and accrued expenses on the consolidated balance sheet. The property was subsequently sold in February 2007 and the mortgage was paid off.

On November 10, 2005, Blessey Investments LLC (“Blessey”) a wholly owned subsidiary of Phoenix Development, assumed legal obligation on a promissory note due to Iberia Bank (“Iberia”) with a balance due of $820,000. The note matures on June 28, 2006, and called for 11 equal monthly payments of $5,000 beginning on July 28, 2005, and one payment of $803,000 due on June 28, 2006. Interest on the note was 5.75% for the term of the loan. The loan could be prepaid without any penalty at any time. The note was collateralized by any and all Blessey balances held in deposit accounts at Iberia, as well as a first lien and mortgage on property described in a Multiple Indebtedness Mortgage between Blessey and the previous note holder (and assumed by Blessey) dated June 5, 2003. In April 2006, the property was sold and a portion of the proceeds was used to pay off the mortgage.

In January 2006, Phoenix Development borrowed $209,000 from Gulf Coast Bidco. The loan calls for one payment of principal on January 20, 2009. Interest on the note is 10% for the term of the loan. The loan can be prepaid without any penalty at any time. The note is guaranteed by a principal of Phoenix Development. This note was paid in full in March 2007.

The aggregate amounts of principal payments on notes payable maturing in each of the next three years are as follows (all are as of December 31) (In thousands):

	AI Credit	TICC	Other	Total
2007	$3,629	$—	$—	$3,629
2008	1,890	1,000	—	2,890
2009	—	—	209	209

Total	$5,519	$1,000	$209	$6,728

NOTE 13—BANK NOTES PAYABLE (LINES OF CREDIT):

In June 2004, NSBF executed an amendment to its existing credit agreement with Deutsche Bank whereby the $75,000,000 line of credit was extended through June 2005. This amendment required NSBF to purchase 1,500,000 shares of Series A Preferred Stock issued at the time the agreement was executed on the earlier of a) the repayment in full of all obligations under the loan agreement or b) the termination date. In connection with the termination date on June 30, 2005 and the subsequent three month extension entered into on June 30, 2005, NSBF repurchased the 1,500,000 in Series A Preferred Stock from Deutsche Bank.

In September 2005, NSBF closed a three year, $75,000,000 senior revolving loan transaction with General Electric Capital Corp. (“GE”). This new facility is primarily utilized to originate and warehouse the guaranteed and unguaranteed portions of loans under the SBA 7(a) loan program and for other working capital purposes. The facility refinances the previous facility with Deutsche Bank and a $4,000,000 revolving credit facility with another financial institution. In February 2006, GE and NSBF entered into a First Amendment to the GE Line of Credit Agreement. The amendment made adjustments to various financial covenants, including a net-worth maintenance level that NSBF had breached. GE waived, upon the effectiveness of the amendment, specific defaults that would have resulted from the terms of the original agreement. In December 2006, the parties entered into a Second Amendment, decreasing the line to $50,000,000 and extending the term by one year, through September 2009 in addition to making adjustments to various financial covenants and interest rates. As of December 31, 2006, NSBF had $16,391,000 outstanding on the line of credit. Under the Second Amendment, the GE line of credit allows for two alternatives for interest rates (the Prime interest rate plus .25% or Base LIBOR plus 2.50%). These rates may be increased or decreased by .25% based on certain thresholds. The line is collateralized by the unguaranteed portions and the guaranteed portions of the held for sale portion of the SBA loans receivable made by NSBF in addition to all assets of NSBF. The weighted average interest rate at December 31, 2006 and 2005 was 8.06% and 7.24%, respectively. Interest on the line is payable monthly in arrears. Through December 31, 2006 and 2005, NSBF has capitalized $1,981,000 and $1,721,000, respectively, of deferred financing costs attributable to the GE facility, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheets. Through December 31, 2006 and 2005, these costs have been amortized over a period of three years. With the one year extension under the Second Amendment, any remaining capitalized costs at December 31, 2006 will be amortized through September 2009. Amortization expense relating to this facility included in the accompanying consolidated statements of operations for the years ended December 31, 2006 and 2005 was $608,000 and $192,000, respectively. The agreement includes such financial covenants as minimum net worth thresholds, senior charge ratios and fixed charge ratios, limitations on capital expenditures and charge-offs, in addition to loan loss reserve requirements.

NOTE 14—NOTES PAYABLE IN CREDITS IN LIEU OF CASH:

Each Capco has separate contractual arrangements with the Certified Investors obligating the Capco to make payments on the Notes.

At the time the Capcos obtained the proceeds from the issuance of the Notes, Capco warrants or Company common share to the Certified Investors, the proceeds were deposited into escrow accounts which required that the insurance contracts be concurrently and simultaneously purchased from the insurer before the remaining proceeds could be released to and utilized by the Capco. The Capco Note agreements require, as a condition precedent to the funding of the notes that insurance be purchased to cover the risks associated with the operation of the capco. This insurance is purchased from American International Specialty Lines Insurance Company and National Union Fire Insurance Company of Pittsburgh, both subsidiaries of American International Group, Inc. (AIG), an international insurer. AIG and these subsidiaries are AA+ credit rated by Standard & Poor’s. In order to comply with this condition precedent to the funding, the notes closing is structured as follows: (1) the Certified Investors wire the proceeds from the notes issuance directly into an escrow account; (2) the escrow agent, pursuant to the requirements under the note and escrow agreement, automatically and simultaneously funds the purchase of the insurance contract from the proceeds received. The notes offering can not close without the purchase of the insurance and the Capcos are not entitled to the use and benefit of the net proceeds received until the escrow agent has completed the payment for the insurance. Under the terms of this insurance, the insurer incurs the primary obligation to repay the Certified Investors a substantial portion of the debt as well as to make compensatory payments in the event of a loss of the availability of the related tax credits. These insurance contracts are similar to those described in Note 8, however, the Coverage A portion of these contracts makes the insurer primarily obligated for a portion of the liability.

The Capcos, however, are secondarily, or contingently, liable for such payments. The Capco, as a secondary obligor, must assess whether it has a contingency under the provisions of Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” to record on the date of issuance and at every reporting date thereafter until the insurer makes all their required payments. At December 31, 2006, management has concluded that the likelihood of the Capcos becoming primarily liable for the payments required to be made by the insurer under Coverage A on the Notes is remote (i.e., the insurer failing to make payment), because the insurer, a subsidiary of a major multi-national insurance company, has a claims paying ability having the rating “AA+,” the highest available. The contingent obligation (the portion incurred by the insurer due to the purchase of the insurance) must be recorded at fair value, which the Company has assessed at zero at December 31, 2006 and 2005.

The Coverage B portion of these contracts is similar to the coverage described in Notes 8 and 12.

Set forth below is the total amount of principal repayments due to Certified Investors for which the Company’s Capcos are secondarily liable (In thousands):

Year	Ending December 31:
2007	$17,964
2008	5,740
2009	70,451

Total	$94,155

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

The following is a summary of Notes issued by the Company’s Capcos and a reconciliation of Notes payable in credits in lieu of cash balances at December 31, 2006. The stated equivalent rate for the Notes issued by the Company’s Capcos is the yield on the Notes assuming the Note has been sold at par instead of with a premium. By agreement with the Note purchasers, Notes issued by the Company’s Capcos apply their stated rates to the price of the Note which may include a premium. (All amounts are in thousands and exclusive of proceeds allocated to warrants and Company common share as noted above):

Capco, Due Date, Stated Equivalent Rate andImputed Interest Rate Of Note	Original Principal	Insurer’s Primary Obligation	Primary Obligation	Payments in Credits in Lieu of Cash	Accrued Interest (@ stated rate)	Notes Payable in credits in Lieu of cash	Original Issue Discount	Cumulative Amortized Discount	Unamortized Discount	Notes Payable in Lieu of Cash, net
WI, due 2008, 10.8%, 21.9%	$16,667	$(5,697)	$10,970	$(13,333)	$5,346	$2,983	$(3,390)	$3,013	$(377)	$2,606
WLA, due 2008, 11.7%, 22.3%	16,400	(5,098)	11,302	(13,981)	6,257	3,578	(4,078)	3,625	(453)	3,125
WLP II, due 2009, 17.2%, 18.0%	3,050	(1,298)	1,752	(2,265)	1,356	843	(167)	136	(31)	812
WP, due 2010 9.2%, 19.2%	37,384	(14,981)	22,403	(25,234)	13,314	10,483	(8,147)	6,654	(1,493)	8,990
WNY II, due 2010, 11.4%, 27.9%	6,808	(3,083)	3,725	(4,085)	2,524	2,164	(1,847)	1,294	(553)	1,611
WNY III, due 2011, 13.2%, 16.6%	35,160	(18,214)	16,946	(17,580)	13,341	12,707	(2,473)	1,567	(906)	11,801
WT, due 2012, 9.2%,10.4%	23,413	(8,091)	15,322	—	2,273	17,595	(826)	182	(644)	16,951
WLPIII, due 2012, 7.1%, 8.7%	8,000	(2,498)	5,502	(2,750)	1,620	4,372	(472)	284	(188)	4,184
WCOL, due 2013, 10.3%, 13.6%	22,058	(9,350)	12,708	(8,272)	5,808	10,244	(2,250)	1,193	(1,057)	9,187
WLPIV, due 2013, 7.4%, 9.4%	6,800	(2,200)	4,600	(1,488)	1,131	4,243	(475)	219	(256)	3,987
WAP, due 2014, 9.0%, 11.3%	11,111	(4,530)	6,581	(1,319)	1,892	7,154	(820)	279	(541)	6,613
WDC, due 2013, 9.0%, 11.2%	13,106	(5,690)	7,416	—	1,531	8,947	(949)	168	(781)	8,166
WNY IV, due 2015, 8.8%, 11.2%	5,218	(2,077)	3,141	(522)	602	3,221	(372)	104	(268)	2,953
WNY V due 2016, 9.5%, 10.4%	8,692	(3,645)	5,047	—	551	5,598	(286)	34	(252)	5,346

TOTALS	$213,867	$(86,452)	$127,415	$(90,829)	$57,546	$94,132	$(26,552)	$18,752	$(7,800)	$86,332

The following is a summary of Notes issued by the Company’s Capcos and a reconciliation of Notes payable in credits in lieu of cash balances at December 31, 2005 (All amounts are in thousands and exclusive of proceeds allocated to warrants and Company common share as noted above):

Capco, Due Date, Stated EquivalentRate and Imputed Interest Rate Of Note	Original Principal	Insurer’s Primary Obligation	Primary Obligation	Payments in Credits in Lieu of Cash	Accrued Interest (@ stated rate)	Notes Payable in credits in Lieu of cash	Original Issue Discount	Cumulative Amortized Discount	Unamortized Discount	Notes Payable in Lieu of Cash, net
WI, due 2008, 10.8%, 21.9%	$16,667	$(5,697)	$10,970	$(11,667)	$4,970	$4,273	$(3,390)	$2,665	$(725)	$3,548
WLA, due 2008, 11.7%, 22.3%	16,400	(5,098)	11,302	(12,177)	5,796	4,921	(4,078)	3,250	(828)	4,093
WLP II, due 2009, 17.2%, 18.0%	3,050	(1,298)	1,752	(1,929)	1,206	1,029	(167)	120	(47)	982
WP, due 2010 9.2%, 19.2%	37,384	(14,981)	22,403	(21,496)	12,237	13,144	(8,147)	5,828	(2,319)	10,825
WNY II, due 2010, 11.4%, 27.9%	6,808	(3,083)	3,725	(3,404)	2,248	2,569	(1,847)	1,085	(762)	1,807
WNY III, due 2011, 13.2%, 16.6%	35,160	(18,214)	16,946	(14,064)	11,515	14,397	(2,473)	1,291	(1,182)	13,215
WT, due 2012, 9.5%,10.4%	23,413	(8,091)	15,322	—	747	16,069	(826)	54	(772)	15,297
WLPIII, due 2012, 7.1%, 8.7%	8,000	(2,498)	5,502	(1,750)	1,289	5,041	(472)	220	(252)	4,789
WCOL, due 2013, 10.3%, 13.6%	22,058	(9,350)	12,708	(6,066)	4,743	11,385	(2,250)	932	(1,318)	10,067
WLPIV, due 2013, 7.4%, 9.4%	6,800	(2,200)	4,600	—	789	5,389	(475)	146	(329)	5,060
WAP, due 2014, 9.0%, 11.3%	11,111	(4,530)	6,581	—	1,206	7,787	(820)	151	(669)	7,118
WDC, due 2013, 9.0%, 11.2%	13,106	(5,690)	7,416	—	773	8,189	(949)	75	(874)	7,315
WNY IV, due 2015, 8.8%, 11.2%	5,218	(2,077)	3,141	—	301	3,442	(372)	40	(332)	3,110
WNY V due 2016, 9.5%, 10.4%	8,692	(3,645)	5,047	—	56	5,103	(286)	5	(281)	4,822

TOTALS	$213,867	$(86,452)	$127,415	$(72,553)	$47,876	$102,738	$(26,552)	$15,862	$(10,690)	$92,048

Following is a summary of activity of Notes payable in credits in lieu of cash balance for the years ended December 31, 2006 and 2005 (In thousands):

	2006	2005
Balance, beginning of year	$92,048	$76,259
Add: Accretion of interest expense	12,560	12,229
Less: Deliveries of tax credits	(18,276)	(15,696)
Proceeds from issuance of notes payable to certified investors	—	32,149
Purchase of Coverage A (Syndication of Notes)	—	(9,893)
Issuance of notes in partial payment for insurance	—	(3,000)

Balance at end of year	$86,332	$92,048

Under the note agreements, no interest is paid by the Capcos in cash provided that the Certified Investors receive the uninterrupted use of the tax credits. The Certified Investors acknowledge, in the note agreements, that the insurer is primarily responsible for making the scheduled cash payments as provided in the notes.

NOTE 15—MINORITY INTEREST:

The minority interest held by the investees, in the form of warrants entitle the holders to purchase, for a $.01 exercise price, an interest in a Capco or Capco fund. The values ascribed to the warrants issued to the Certified Investors and the Insurer have been recorded as minority interests. In addition, certain minority interests have already been acquired by minority shareholders. A portion of the initial proceeds received from the Certified Investors is allocated to the warrants using a discounted cash flow method. The following is the aggregate percentage interest of the minority shareholders in each respective Capco or Capco fund as of December 31, 2006 (In thousands):

Capco or Capco Fund	% Interest	Amount
WP, Florida	5.74%	659
WI, Wisconsin	2.44%	194
WLA, Louisiana	10.98%	362
WNY II, New York	18.00%	339
WLPII, Louisiana (a Capco fund)	4.50%	26
WNY III, New York	6.90%	826
WAP, Alabama	0.10%	5

Total Capco	—	2,411
Small Business Lending	20.00%	2,000
Other	—	185

Total		$4,596

In January 2003 NSBF, a majority owned subsidiary of the Company, issued preferred stock to Credit Suisse First Boston Management Corporation for cash proceeds of $2,000,000. Newtek has accounted for this issuance of preferred stock of a subsidiary as an increase to its minority interest liability in the accompanying consolidated balance sheets at December 31, 2006 and 2005.

In April 2006, Newtek issued 90,000 shares of its common stock valued at approximately $186,000 in exchange for a minority interest in three Capcos. Such value exceeded the book values of the minority interests by $186,000 and Newtek accordingly recorded the amount as goodwill.

NOTE 16—INCOME FROM TAX CREDITS:

Each Capco has a contractual arrangement with a particular state or jurisdiction that legally entitles the Capco to earn and deliver tax credits (ranging from 4% to 11% per year) from the state or jurisdiction upon satisfying certain criteria. During the years ended December 31, 2006, 2005 and 2004, certain of the Company’s Capcos satisfied certain investment benchmarks and the related recapture avoidance percentage requirements and accordingly, earned a portion of the tax credits. In addition, in fiscal 2006, 2005 and 2004, the Company recognized income from tax credits resulting from the accretion of the discount attributable to tax credits earned in prior years. As the tax credits are delivered to the Certified Investors, the asset balance is offset against notes payable in credits in lieu of cash. The total income from tax credits recognized in the consolidated statement of operations was $15,607,000, $36,669,000 and $33,565,000 for the years ended December 31, 2006, 2005 and 2004. The following table provides a detail of income from tax credits from accretion and amounts earned from satisfying certain investment benchmarks (In thousands):

	2006	2005	2004
Income from tax credits:
Income tax credit accretion	$5,139	$4,292	$4,059
Earned income tax credits from satisfying investment benchmarks	10,468	32,377	29,506

Total	$15,607	$36,669	$33,565

NOTE 17—INCOME TAXES:

(Benefit) provision for income taxes for the years ended December 31, 2006, 2005, and 2004 is as follows (In thousands):

	2006	2005	2004
Current:
Federal	$102	$(284)	$468
State and local	253	245	188

	355	(39)	656

Deferred:
Federal	(522)	5,791	5,183
State and local	(92)	1,040	628

	(614)	6,831	5,811

Total (benefit) provision for income taxes	$(259)	$6,792	$6,467

The (benefit) provision for income taxes is included in the Company’s consolidated statement of operations as follows (In thousands):

	2006	2005	2004
Continuing operations	$(581)	$6,548	$6,467
Discontinued operations	322	244	—

	$(259)	$6,792	$6,467

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate (34%) to the (benefit) provision for income taxes for the years ended December 31, 2006, 2005 and 2004 is as follows (In thousands):

	2006	2005	2004
	(Benefit) Provision	(Benefit) Provision	(Benefit) Provision
Provision for income taxes at U.S. federal statutory rate of 34%	$(1,239)	$4,936	$5,808
State and local taxes, net of federal benefit	149	1,285	891
Permanent differences	(86)	299	—
Deferred tax asset valuation allowance increase (decrease)	408	324	(235)
Other	187	(52)	3

	$(581)	$6,792	$6,467

Deferred tax assets and liabilities consisted of the following at December 31, 2006 and 2005 (In thousands):

	2006	2005
Deferred tax assets:
Net operating losses and suspended losses	$17,100	$18,908
NOL carryforwards and built in losses subject to annual Section 382 limitation	4,426	4,052
Loan loss reserves	500	632
Flow through of deferred items from partner companies	2,239	1,569
Deferred compensation	302	502
Other	439	326

Total deferred tax assets before valuation allowance	25,006	25,989
Less: Valuation allowance	(5,368)	(4,960)

Total deferred tax assets	19,638	21,029

Deferred tax liabilities:
Credits in lieu of cash	(42,742)	(43,862)
Interest payable in credits in lieu of cash	(825)	(732)
Depreciation and amortization	(499)	(706)

Total deferred tax liabilities	(44,066)	(45,300)

Net deferred tax liability	$(24,428)	$(24,271)

At December 31, 2006, the Company had net operating losses of $17,203,000 which expire beginning in 2020, and $36,208,000 of suspended partnership losses, which never expire. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. The Company has established a valuation allowance against approximately $5,400,000 of deferred tax assets attributable to NSBF. Management has determined that a valuation allowance is not required at December 31, 2006 and 2005 for the remaining deferred tax asset as it believes that it is more likely than not that the deferred tax assets will be realized, based on previously reported financial statement income which will become taxable income in the future.

In connection with its acquisition of NSBF on December 31, 2002, the Company acquired net operating loss carryforwards of approximately $8,700,000 (included in total above) which begin expiring in 2020. In connection with the related purchase accounting, the Company established a valuation allowance for the full amount of the related net deferred tax asset acquired from NSBF as management has determined that it its uncertain as to whether such asset will be utilized in the future. Pursuant to Section 382 of the Internal Revenue Code, NSBF experienced an ownership change on December 31, 2002 at the end of the business day. NSBF is therefore subject to an annual limitation of approximately $255,000 on deductions for NOL carryforwards. As of December 31, 2006, approximately $512,000 of the Section 382 losses had been utilized.

NOTE 18—BENEFIT PLANS:

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

NOTE 19—COMMITMENTS AND CONTINGENCIES:

Operating and Employment Commitments

The Company leases office space and other office equipment in several states under operating lease agreements which expire at various dates through 2015. Those office space leases which are for more than one year generally contain scheduled rent increases or escalation clauses.

The following summarizes the Company’s obligations and commitments, as of December 31, 2006, for future minimum cash payments required under operating lease and employment agreements (In thousands):

Year	Operating Leases *	Employment Agreements	Total
2007	$2,018	$2,273	$4,291
2008	2,340	412	2,752
2009	2,203	—	2,203
2010	2,134	—	2,134
2011	1,957	—	1,957
Thereafter	4,999	—	4,999

Total	$15,651	$2,685	$18,336

*Minimum payments have not been reduced by minimum sublease rentals of $2,317,000 due in the future under noncancelable subleases.

Rent expense for 2006, 2005 and 2004 was approximately $1,785,000, $1,292,000 and $943,000, respectively.

In December 2005 the Company entered into a sublease agreement for its former headquarters in Garden City, NY. The terms of the sublease are identical to the terms of Newtek’s original lease and expired in November 2006.

In November 2006, the Company entered into a sublease agreement for 23,000 square feet in New York City. This space will replace its current NYC location and be the new headquarters of the Company. The term of the lease is from January 2007 through October 2015 and calls for annual scheduled rent increases after a period of nine months of free rent. In connection with this lease, the Company obtained and delivered an irrevocable letter of credit in the amount of $236,000 as security deposit under such lease.

In connection with the above sublease, the Company entered into two sublease agreements for its former NYC location. One sublease was entered into in November 2006 with a rent commencement date of February 1, 2007. The other sublease was entered into on February 1, 2007 with the same rent commencement date. The terms of the subleases are identical to the terms of Newtek’s original lease and expire in November 2012. Should the subtenant not perform its obligation under the terms of the sublease, Newtek would be liable for the pro-rata share of the remaining payments due at December 31, 2006, aggregating approximately $3,148,000.

Under the terms of a service agreement between Universal Processing Services of WI (d/b/a Newtek Merchant Solutions of WI, “NMS-WI”), their primary processing bank and their merchant processor, NMS-WI is required to pay minimum fees to the merchant processor. The minimum fee for the processing year ending March 31, 2007 is $1,075,000; however, this commitment was met in the Company’s fiscal year ended December 31, 2006.

Legal Matters

From time to time the Company and its subsidiaries are parties to various legal proceedings in the normal course of business. At December 31, 2006, the Company is not involved in any material pending litigation, however, the Company and/or one or more of our investee companies are involved in three lawsuits regarding wrongful termination claims by employees or consultants, none of which are individually or in the aggregate material to the Company.

NOTE 20—RELATED PARTY TRANSACTIONS:

During the years ended December 31, 2005 and 2004, the Company obtained financial consulting services from a professional services firm, in the approximate amounts of $138,000 and $155,000, respectively. Two partners of such firm, are related to a former director and officer who resigned in June 2005.

During the years ended December 31, 2005 and 2004, the Company leased 4 cubicles of office space in New York City, from a company controlled by the father-in-law of the President of the Company. The aggregate cost of the rental was approximately $17,000 and $29,000, respectively.

CrystalTech Web Hosting, Inc. paid Mr. Uzzanti, its former CEO, rent for its principal office location in Phoenix, Arizona. The aggregate cost of the rental was approximately $251,000, $210,000 and $74,000 for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, Mr. Uzzanti owned and controlled a software development company (“Smarter Tools”) which leases 200 square feet of space from CrystalTech and provides software services to CrystalTech. The space was rented through April 2006 at $24,000 per year which amount is paid by Smarter Tools through the provision of certain technological services to CrystalTech. In addition, Smarter Tools provided services above the $24,000 annual rent. Total payments to Smarter Tools in 2006, 2005 and 2004 were $84,000, $80,000 and $16,000, respectively.

During the years ended December 31, 2006, 2005 and 2004, the Company provided merchant processing for a company controlled by the father-in-law of the President of the Company, in the approximate amounts of $108,000, $102,000 and $85,000. In addition, the Company recorded a receivable for the year ended December 31, 2006 in the amount of $164,000.

NOTE 21—STOCK OPTIONS AND RESTRICTED STOCK GRANTED TO DIRECTORS AND EMPLOYEES:

As of December 31, 2006 the Company had two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was $440,000 and $812,000 in 2006 and 2005 respectively, and is included in consulting, payroll and benefits in the accompanying consolidated statements of operations. The total income tax benefit recognized in the consolidated statement of operations for share-based compensation arrangements was $191,000 and $294,000, respectively.

The Newtek Business Services, Inc. 2000 Stock Incentive and Deferred Compensation Plan, as amended in 2006, (the “2000 Plan”) currently provides for the issuance of awards of restricted shares or options for up to a maximum of 4,250,000 common shares to employees and non-employees. All restricted shares or options are issued at the fair market value on the date of grant. Options issued generally have a maximum term that ranges from 2 to 10 years and vesting provisions that range from 0 to 3 years. At December 31, 2006 there are 1,731,000 shares available for future grant under this plan.

The Newtek Business Services, Inc. 2003 Stock Incentive and Deferred Compensation Plan, (the “2003 Plan”) currently provides for the issuance of awards of restricted shares or options for up to a maximum of 1,000,000 common shares to employees and non-employees. All restricted shares or options are issued at the fair market value on the date of grant. Options issued generally have a maximum term that ranges from 2 to 10 years and vesting provisions that range from 0 to 3 years. At December 31, 2006 there are 632,000 shares available for future grant under this plan.

A summary of stock option activity under the 2000 and 2003 Plans as of December 31, 2006 and 2005 and changes during the period then ended are presented below:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2005	2,067	$3.23
Granted	—	—
Exercised	—	—
Cancelled	(329)	3.49

Outstanding December 31, 2006	1,738	$3.18	4.21	$0
Exercisable December 31, 2006	1,688	$3.22	4.28	$0

There were no options granted during the year ended December 31, 2006. The weighted average fair market value of options granted during the year ended December 31 2005, estimated as of the grant date using the Black Scholes Model, was $1.01.

The adoption of SFAS 123R during 2006 did not have a material impact, as all options were granted and fully vested by December 31, 2005, except for one option grant in 2005 which yielded $29,000 of share-based compensation expense for the year ended December 31, 2006. The Company recognized an income tax benefit of $11,000 in connection with these options.

In October, 2003, the board of directors authorized the 2003 Stock Incentive Plan and awarded 419,458 units of restricted common share to employees with greater than six months of service with the Company. The vesting period for each grant ranged from 12 to 39 months and the units are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one share of common stock for each unit vested. None of the grants have gone to executive management of the Company. On the date of grant the Company had recorded unearned compensation of $2,349,000 measured by the fair market value of the underlying shares on the grant date, which was $5.60. The Company took a charge of $250,000 in 2006 in connection with the final vesting period associated with this grant which is reflected in the consolidated statements of operations.

In connection with the CrystalTech acquisition in 2004, the Company granted 69,444 shares of restricted common stock to employees with vesting periods ranging from 12 to 36 months and the shares forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one share of common stock for each unit vested. On the date of grant the Company had recorded unearned compensation of $252,000 measured by the fair market value of the underlying share on the grant date, which was $3.63. The Company took a charge of $30,000 in 2006 in connection with the vesting period associated with this grant which is reflected in the consolidated statements of operations.

In May 2005, the Company granted 49,100 units of restricted common shares from the 2000 Plan to employees of one of our subsidiaries with greater than six months of service with the subsidiary. The vesting period for each grant ranged from 7 to 18 months and the units are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one share of common stock for each unit vested. None of the grants went to executive management of the company nor have these individuals participated in any of Newtek’s incentive restricted share or option programs. On the date of grant the Company had recorded unearned compensation of $125,000 measured by the fair market value of the underlying share on the grant date, which was $2.55. The Company took a charge of $34,000 in 2006 in connection with the final vesting period associated with this grant which is reflected in the consolidated statements of operations.

During the year ended 2005, Newtek also granted four employees and one consultant an aggregate of 23,000 and 60,000 shares of restricted stock, respectively, valued at $305,000. The employee grants vest within 12 months and the consultants vested over five years. The fair market values of these grants were determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. The Company took a charge of $56,000 in 2006 in connection with the vesting period associated with these grants which is reflected in the consolidated statements of operations. In November 2006, in connection with restructuring the consultants contract, 24,000 restricted units were canceled.

During the year ended 2006, Newtek granted five employees an aggregate of 105,000 shares of restricted stock valued at $207,000. The grants vest between one and two years. The fair market values of these grants were determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. The Company took a charge of $42,000 in 2006 in connection with the vesting period associated with these grants which is reflected in the consolidated statements of operations.

A summary of the status of Newtek’s non-vested restricted shares as of December 31, 2006 and changes during the period then ended is presented below:

Non-vested Restricted Shares	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	179	$4.22
Granted	201	$2.69
Exercised and vested	(254)	$2.34
Forfeited	(35)	$4.16

Non-vested at December 31, 2006	91	$2.53

As of December 31, 2006, there was $170,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2000 and 2003 Plans. That cost is expected to be recognized ratably through the year ending December 31, 2008 and is classified as a reduction to additional paid-in capital in the accompanying consolidated balance sheet at December 31, 2006.

The adoption of SFAS 123R during 2006 did not have a material impact, as all options were fully vested by December 31, 2005, except for one option grant in 2005 which yielded $28,500 of share-based compensation expense for the year ended December 31, 2006. The Company recognized an income tax benefit of $11,400 in connection with these options.

NOTE 22 – COMMON STOCK

Pursuant to the terms of the Company’s directors’ compensation program, in the year ended December 31, 2006, Newtek issued an aggregate of 90,000 common shares to members of the board of directors, valued at $169,000. The fair market values of these grants were determined using the average of the fair value of the common shares for the previous three trading days at each grant date.

Pursuant to the 2000 and 2003 Plans, in the year ended December 31, 2006, the Company issued 172,000 common shares to employees valued at $426,000. Newtek also issued 90,000 common shares to various subsidiaries of Genworth Financial in exchange for warrants they held in certain Capcos owned by Newtek. These shares were valued at $186,000 and were accounted for as goodwill.

During September 2006, CrystalTech’s then CEO earned an additional $975,000 ($500,000 cash and 277,776 shares of Newtek common stock valued at $475,000) pursuant to the asset purchase agreement signed with CrystalTech in 2005. Also in September 2006 NMS-WI purchased the interest of its minority shareholder for $1,250,000 ($750,000 cash and 292,377 shares of Newtek stock valued at $500,000).

NOTE 23—TREASURY STOCK

Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of shareholders’ equity in our Consolidated Balance Sheet. From time to time, treasury shares may be reissued as part of our stock based compensation programs. When shares are reissued, we use the weighted average cost method for determining cost. The difference between the cost of the shares and the issuance price is added or deducted from additional contributed capital.

In March 2006, the Newtek Board of Directors adopted a stock buy-back program authorizing management to enter the market to re-purchase up to 1,000,000 of the Company’s common shares. As of December 31, 2006, the Company purchased 31,500 treasury shares under that authorization.

NOTE 24—EARNINGS PER SHARE:

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common share equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive (In thousands, except for per share data).

	YEAR ENDED DECEMBER 31,
The calculations of Net (Loss) Income Per Share were:	2006	2005	2004
Numerator:
Numerator for basic and diluted EPS—(loss) income available to common share holders	$(2,120)	$7,727	$10,615
Numerator for basic and diluted EPS—income from discontinued operations	$508	$306	—
Numerator for basic and diluted EPS—(loss) income from continuing operations	$(2,628)	$7,421	$10,615
Denominator:
Denominator for basic EPS—weighted average shares	34,875	34,241	30,068
Effect of dilutive securities (stock options and restricted stock units)	—	39	311

Denominator for diluted EPS—weighted average shares	34,875	34,280	30,379
Net EPS from continuing operations: Basic and diluted	$(0.08)	$.22	$.35
Net EPS from discontinued operations: Basic and diluted	0.02	.01	—

Net EPS: Basic and diluted	$(0.06)	$.23	$.35

The amount of anti-dilutive shares/units excluded from above is as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2006	2005	2004
Stock options	1,114	1,393	324
Warrants	217	6	6
Contingently issuable shares	583	791	1,283

NOTE 25—ACQUISITIONS:

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

The difference between the aggregate purchase price and the fair value of the assets acquired and the liabilities assumed has been recorded as goodwill. Customer accounts and the non-compete are being amortized over a five year period, and software is being amortized over a three year period. During September 2006 and August 2005, Crystal Tech’s former CEO earned an additional $975,000 ($500,000 cash and 277,776 shares of Newtek common stock valued at $475,000) and $1,229,000 ($750,000 in cash and 208,333 shares of Newtek stock valued at $479,000), respectively, pursuant to the asset purchase agreement. The fair market value of the shares issued was determined using the fair value of the common shares on September 1, 2006. Such payments have been recorded as additions to goodwill.

Newtek Insurance Agency (“NIA”) (formerly known as Vistar Insurance Agency)

On July 30, 2004, Colorado Outsourced Technology Solutions LLC (a Newtek owned company) purchased Newtek Insurance Agency (“NIA”), a Maryland Corporation. NIA is an alternative insurance distributor helping financial institutions and agents establish or expand insurance operations. It is licensed to conduct insurance agency business in 49 states and has a complete line of insurance products in the areas of life, health, property and casualty, disability and employee benefits. The acquisition of NIA complemented our insurance product line, and expanded our cross-selling customer base approach through our direct distribution channels.

The results of acquisitions above have been included in the accompanying consolidated financial statements since the respective date of the acquisitions.

Pro Forma Results

The following unaudited pro forma results of operations set forth below is based upon the Company’s historical consolidated statements of income for the year ended December 31, 2004, adjusted to give effect to the acquisitions of CrystalTech and Vistar as of January 1, 2004. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

Pro forma (unaudited) for the year ended December 31, 2004 (In thousands, except per share data):

Total revenues	$74,233
Income before extraordinary items	11,971
Net Income	11,971
Income per share—basic	$.40
Income per share—diluted	$.40
Income before extraordinary items—basic	$.40
Income before extraordinary items—diluted	$.40

NOTE 26—SEGMENT REPORTING:

Operating segments are organized internally primarily by the type of services provided, and in accordance with SFAS No. 131, the Company has aggregated similar operating segments into six reportable segments, SBA lending, electronic payment processing, web hosting, Capcos, corporate activities and all other.

Effective in the fourth quarter of 2005 the Company has increased the number of operating segments from four to six. Historically a substantial amount of resources were dedicated to new Capcos and the investment of the proceeds in qualified businesses and the managing of these businesses. Since management does not anticipate any new Capcos in the foreseeable future, the Company has changed its internal reporting to better evaluate and manage the existing Capco business, its Corporate activities and its portfolio of small businesses included in the All other segment. The segment previously called Capco and other, which Management previously evaluated as one integrated segment, is now being evaluated as three segments—Capco, Corporate activities and All other. The segment information for prior periods has been restated to conform to the current disclosure.

The SBA lending segment is NSBF, a licensed, Small Business Administration (SBA) lender that originates, sells and services loans to qualifying small businesses, which are partially guaranteed by the SBA.

As an SBA lender, NSBF generates revenues from sales of loans, servicing income for those loans retained to service by NSBF and interest income earned on the loans themselves. The lender also generates expenses such as interest, professional fees, payroll and consulting, depreciation and amortization, and provision for loan losses, all of which are included in the respective caption on the consolidated statement of operations. NSBF also has expenses such as loan recovery expenses, loan processing costs, and other expenses that are all included in the other expense caption on the consolidated statements of operations.

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

The web hosting segment consists of CrystalTech Web Hosting, acquired in July 2004. CrystalTech’s revenues are derived primarily from web hosting services of web hosting and set up fees. CrystalTech generates expenses such as professional fees, payroll and consulting, and depreciation and amortization, which are included in the respective caption on the accompanying consolidated statements of operations, as well as licenses and fees, rent, and general office expenses, all of which are included in other expenses in the respective caption on the consolidated statements of operations.

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

Management has considered the following characteristics when making its determination of its operating and reportable segments:

•	the nature of the product and services,

•	the type or class of customer for their products and services,

•	the methods used to distribute their products or provide their services, and

•	the nature of the regulatory environment, for example, banking, insurance, or public utilities.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

(In thousands)

	For the year ended December 31, 2006	For the year ended December 31, 2005	For the year ended December 31, 2004
Third Party Revenue
Electronic payment processing	$43,593	$32,753	$19,071
Web hosting	13,610	10,674	4,418
SBA lending	9,491	10,684	10,337
Capcos	17,151	37,767	34,450
All other	5,093	3,529	1,716
Corporate activities	4,507	5,118	4,598

Total reportable segments	93,445	100,525	74,590
Eliminations	(5,540)	(4,655)	(4,410)

Consolidated Total	$87,905	$95,870	$70,180

Inter Segment Revenue
Electronic payment processing	$396	$294	$89
Web hosting	108	90	—
SBA lending	—	—	—
Capco	706	642	447
All other	1,922	1,796	355
Corporate activities	1,943	2,596	1,329

Total reportable segments	5,075	5,418	2,220
Eliminations	(5,075)	(5,418)	(2,220)

Consolidated Total	$—	$—	$—

Income (loss) before benefit (provision) for income taxes and discontinued operations
Electronic payment processing	$2,936	$2,205	$1,174
Web hosting	3,769	3,646	2,165
SBA lending	317	(28)	2,729
Capco	(5,048)	16,130	15,048
All other	(316)	(3,266)	(2,809)
Corporate activities	(4,867)	(4,718)	(1,225)

Totals	$(3,209)	$13,969	$17,082

Depreciation and Amortization
Electronic payment processing	$1,466	$912	$705
Web hosting	2,562	1,904	587
SBA lending	1,626	1,034	837
Capco	43	3	8
All other	273	508	201
Corporate activities	178	147	121

Totals	$6,148	$4,508	$2,459

	For the year ended December 31, 2006	For the year ended December 31, 2005	For the year ended December 31, 2004
Interest Expense, net
Electronic payment processing	$(129)	$78	$28
Web hosting	431	632	—
SBA lending	(1,697)	(1,478)	(1,612)
Capco	12,242	12,420	11,782
All other	(813)	(438)	9
Corporate activities	10	(61)	(2)

Consolidated total	10,044	11,153	10,205

Identifiable assets
Electronic payment processing	$12,302	$9,521	$6,842
Web hosting	14,687	17,101	12,835
SBA lending	39,028	46,501	49,130
Capco	146,992	156,185	137,466
All other	21,220	28,072	13,148
Corporate activities	6,508	7,633	8,977

Consolidated total	$240,737	$265,013	$228,398

NOTE 27—QUARTERLY INFORMATION (UNAUDITED):

The following table sets forth certain unaudited consolidated quarterly statement of operations data from the eight quarters ending December 31, 2006. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below. In addition, the amounts below have been restated to reflect the results of discontinued operations. The consolidated quarterly data should be read in conjunction with the current audited consolidated statements and notes thereto. The total of the quarterly EPS data may not be indicative of full year results.

	Three Months Ended (In Thousands, except Per Share Data)
2006	3/31	6/30	9/30	12/31
Total Revenue	$17,147	$19,425	$21,493	$29,840
(Loss) income from continuing operations before benefit (provision) for income taxes and discontinued operations	$(4,631)	$(3,452)	$(1,622)	$6,496
(Loss) income before discontinued operations	$(3,025)	$(2,342)	$(998)	$3,737
Net (loss) income	$(2,728)	$(2,287)	$(1,054)	$3,949
(Loss) earnings per share—Basic and diluted	$(0.08)	$(0.07)	$(0.03)	$.11

	Three Months Ended (In Thousands, except Per Share Data)
2005	3/31	6/30	9/30	12/31
Total Revenue	$13,311	$26,226	$20,462	$35,871
Income (loss) before (provision for) or benefit from income taxes and discontinued operations	$(4,864)	$7,002	$(2,079)	$13,910
Income (loss) before discontinued operations	$(4,864)	$7,002	$(2,079)	$7,362
Net (loss) income	$(3,375)	$4,463	$(1,977)	$8,616
(Loss) earnings per share—Basic and diluted	$(0.10)	$.13	$(0.06)	$.24

Report of Independent Registered Public Accounting Firm

on Financial Statement Schedule

To the Board of Directors and Shareholders of

Newtek Business Services, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 30, 2007 appearing in the 2006 Annual Report to Shareholders of Newtek Business Services, Inc and its Subsidiaries (which report and consolidated financial statements are included herein in this Annual Report on Form 10-K) also included an audit of the 2006 financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ J.H. Cohn LLP

Jericho, New York

March 30, 2007

S-1

Newtek Business Services, Inc.

Schedule II—Valuation and Qualifying Accounts

For the year ended December 31, 2006

		Column C
Column A	Column B	Additions			Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Deductions	Balance at End of Period
Loan Loss Reserves	2,304,000	405,000	88,000	[1]	(465,000) [2]	2,332,000
Valuation allowance for deferred tax assets	4,960,000		541,000	[3]	(133,000)	5,368,000

Newtek Business Services, Inc.

Schedule II—Valuation and Qualifying Accounts

For the year ended December 31, 2005

		Column C
Column A	Column B	Additions			Column D		Column E
Description	Balance at Beginningof Period	Charged to Costs and Expenses	Other		Deductions		Balance at End of Period
Loan Loss Reserves	1,621,000	2,258,000	339,000	[1]	(1,914,000	) [2]	2,304,000
Valuation allowance for deferred tax assets	4,707,000	—	643,000		(390,000	) [3]	4,960,000

Newtek Business Services, Inc.

Schedule II—Valuation and Qualifying Accounts

For the year ended December 31, 2004

			Column C
Column A	Column B		Additions			Column D	Column E
Description	Balance at Beginning of Period		Charged to Costs and Expenses	Other		Deductions	Balance at End of Period
Loan Loss Reserves	1,613,000		205,000	189,000	[1]	(386,000)[2]	1,621,000
Valuation allowance for deferred tax assets	4,943,000	[4]	—			(236,000)[3]	4,707,000

[1]	Recovery of previously written off accounts.

[2]	Uncollectible accounts written off.

[3]	Recognition of previously reserved deferred tax asset

[4]

The company acquired a net operating loss carry-forward when it purchased majority ownership of Newtek Small Business Finance on January 1, 2003. This net operating loss carry-forward has been fully reserved by the company.

S-2