Form 10-Q
period 2007-03-31
NEWTEK BUSINESS SERVICES INC
filed 2007-05-15
CIK 1094019

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-16123

NEWTEK BUSINESS SERVICES, INC.

(Exact name of registrant as specified in its charter)

New York	11-3504638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1440 Broadway, 17th floor, New York, NY	10018
(Address of principal executive offices)	(Zip Code)

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

As of May 9, 2007, there were 36,788,466 of the Company’s Common Shares issued and outstanding.

Item 1.	Financial Statements

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(In Thousands, except for Per Share Data)

	2007	2006
Revenue:
Electronic payment processing	$12,517	$9,432
Web hosting	3,877	3,164
Interest income	1,492	1,413
Income from tax credits	1,301	1,258
Premium income	716	614
Servicing fee	444	499
Insurance commissions	238	244
Other income	1,224	522

Total revenue	21,809	17,146

Expenses:
Electronic payment processing costs	8,970	6,907
Consulting, payroll and benefits	5,513	4,046
Interest	3,722	4,308
Professional fees	1,819	2,054
Depreciation and amortization	1,728	1,355
Insurance	813	863
Provision for loan losses	167	119
Other general and administrative costs	3,267	2,359

Total expenses	25,999	22,011

Loss from continuing operations before minority interest, benefit for income taxes, and discontinued operations	(4,190)	(4,865)
Minority interest	124	233

Loss from continuing operations before benefit for income taxes and discontinued operations	(4,066)	(4,632)
Benefit for income taxes	1,372	1,607

Loss from continuing operations before discontinued operations	(2,694)	(3,025)
Discontinued operations, net of taxes	(205)	297

Net loss	$(2,899)	$(2,728)

Weighted average common shares outstanding:
Basic and diluted	35,651	34,834
Loss per share from continuing operations:
Basic and diluted	$(0.07)	$(0.09)
(Loss) income per share from discontinued operations, net of taxes:
Basic and diluted	(0.01)	0.01

Basic and diluted loss per share	$(0.08)	$(0.08)

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2007 AND DECEMBER 31, 2006

(In Thousands, except for Per Share Data)

	March 31, 2007	December 31, 2006
	Unaudited	(Note 1)
ASSETS
Cash and cash equivalents	$29,866	$26,685
Restricted cash	8,576	11,275
U.S. Treasury notes	4,684	5,016
Asset held for sale	—	1,530
Credits in lieu of cash	103,898	106,425
SBA loans held for investment (net of reserve for loan losses of $2,448 and $2,332, respectively)	28,609	27,746
Accounts receivable (net of allowance of $275 and $23, respectively)	5,935	1,568
SBA loans held for sale	4,308	1,786
Accrued interest receivable	531	519
Investments in qualified businesses—cost method investments	523	542
Investments in qualified businesses—held to maturity debt investments	2,699	5,301
Prepaid and structured insurance	16,807	17,497
Prepaid expenses and other assets (net of accumulated amortization of deferred financing costs of $999 and $832, respectively)	6,101	7,682
Servicing assets (net of accumulated amortization and allowances of $2,318 and $2,081, respectively)	3,110	2,991
Fixed assets (net of accumulated depreciation and amortization of $4,661 and $4,065, respectively)	4,630	4,458
Intangible assets (net of accumulated amortization of $6,603 and $5,919, respectively)	8,577	9,141
Goodwill	12,323	10,575

Total assets	$241,177	$240,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$9,646	$8,509
Notes payable	11,453	10,651
Bank notes payable	20,556	16,391
Deferred revenue	2,046	2,761
Notes payable in credits in lieu of cash	85,556	86,332
Deferred tax liability	22,839	24,428

Total liabilities	152,096	149,072

Minority interest	4,152	4,596

Commitments and contingencies
Shareholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, issued and outstanding 35,835 and 35,479 not including 583 shares held in escrow and 473 shares held by affiliate)	717	710
Additional paid-in capital	55,701	54,949
Retained earnings	28,565	31,464
Treasury stock, at cost (32 shares at March 31, 2007)	(54)	(54)

Total shareholders’ equity	84,929	87,069

Total liabilities and shareholders’ equity	$241,177	$240,737

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(In Thousands)

	2007	2006
Cash flows from operating activities:
Net loss	$(2,899)	$(2,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred loan origination fees, net	(88)	(37)
Income from tax credits	(1,301)	(1,258)
Deferred income taxes	(1,589)	(1,368)
Depreciation and amortization	1,728	1,415
Gain on sale of asset held for sale	(198)	—
Gain on redemption of U.S. Treasury note	(4)	—
Provision for loan losses	167	119
Accretion of interest income	(50)	(4)
Accretion of interest expense	3,063	3,343
Equity in earnings of investee	(229)	(95)
Stock-based compensation	165	158
Minority interest	(74)	(174)
Changes in assets and liabilities, net of the effect of business acquisitions:
Originations of SBA loans held for sale	(9,116)	(7,879)
Proceeds from sale of SBA loans held for sale	6,594	6,269
Capitalized servicing asset	(355)	(258)
Prepaid and structured insurance	740	747
Prepaid expenses, accounts receivable, accrued interest receivable from bank and other assets	1,934	(1,070)
Restricted cash	(68)	—
Accounts payable, accrued expenses and deferred revenues	(2,555)	1,205

Net cash used in operating activities	(4,135)	(1,615)

Cash flows from investing activities:
Investments in qualified businesses	—	(5,551)
Return of investments in qualified businesses	570	5,288
Purchase of fixed assets	(810)	(623)
Purchase of customer merchant accounts	(52)	—
Cash addition from acquired interests	233	—
SBA loans originated for investment, net	(2,686)	(2,407)
Payments received on SBA loans	1,744	2,222
Proceeds from sale of asset held for sale	1,572	—
Change in restricted cash	2,766	3,291
Proceeds from sale of U.S. Treasury notes, certificates of deposit	345	13,314
Other investments	—	(34)

Net cash provided by investing activities	3,682	15,500

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (CONTINUED)

	2007	2006
Cash flows from financing activities:
Proceeds from notes payable	5,057		300
Repayments of notes payable	(4,266)		(4,024)
Payments for deferred financing costs	(165)		—
Change in restricted cash relating to CDS financing	2,050		—
Net proceeds on bank notes payable	907		1,792
Distributions to minority member	(370)		(45)
Net proceeds from option exercise	141		—
Other	280		—

Net cash provided by (used in) financing activities	3,634		(1,977)

Net increase in cash and cash equivalents	3,181		11,908
Cash and cash equivalents—beginning of period	26,685		23,940

Cash and cash equivalents—end of period	$29,866		$35,848

Supplemental disclosure of cash flow activities:

Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$3,828		$4,265

Effects of CDS Business Services, Inc. consolidation (excludes intercompany balances):
Additions to assets:
Cash	$233		$—
Accounts receivable	4,311		—
Prepaid expenses and other assets	94		—

Total assets	$4,638		$—

Additions to liabilities:
Accounts payable and accrued expenses	$3,127		$—
Notes payable	3,259		—

Total liabilities	6,386		—

Goodwill recognized	$1,748	$

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Newtek Business Services, Inc. (“Newtek”) is a holding company for several wholly and majority-owned subsidiaries, including 15 certified capital companies which are referred to as Capcos, and several portfolio companies in which the Capcos own non-controlling or minority interests. Newtek is a direct distributor of business services to the small and medium-sized business market.

The Company’s principal business segments are:

Electronic Payment Processing: Marketing, credit card processing and check approval services to the small and medium-sized business market.

Web Hosting: CrystalTech Web Hosting, Inc., which offers shared and dedicated web hosting and related services to the small and medium-sized business market.

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

Corporate Activities: Revenue and expenses not allocated to other segments, including interest income, Capco management fee income and corporate expenses.

Capcos: Fifteen certified capital companies which invest in small and medium-sized businesses. They generate non-cash income from tax credits and non-cash interest and insurance expenses.

The consolidated financial statements of Newtek Business Services, Inc., its subsidiaries and FIN 46 consolidated entities, (Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46R “Consolidation of Variable Interest Entities”), (the “Company” or “Newtek”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and include all wholly and majority owned subsidiaries, and several portfolio companies in which the Capcos own non-controlling minority interest in, or those which Newtek is considered to be the primary beneficiary of (as defined under FIN 46 and FIN 46R). All inter-company balances and transactions have been eliminated in consolidation. Currently, the Company is absorbing losses attributable to certain of its minority interest holders. Once these entities return to profitability, the losses will be restored to the Company prior to allocation of profits to all minority holders.

The accompanying notes to condensed consolidated financial statements should be read in conjunction with Newtek’s 2006 Annual Report on Form 10-K. These financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulations S-X and, therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States. The results of operations for an interim period may not give a true indication of the results for the entire year.

All financial information included in the tables in the following footnotes are stated in thousands except per share amounts.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

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

Revenue Recognition

The Company operates in a number of different segments. Such revenues are recognized as services are rendered and are summarized as follows:

Electronic payment processing revenue: Electronic payment processing and fee income is derived from the electronic processing of credit and debit card transactions that are authorized and captured through third-party networks. Typically, merchants are charged for these processing services on a percentage of the dollar amount of each transaction plus a flat fee per transaction. Certain merchant customers are charged miscellaneous fees, including fees for handling charge-backs or returns, monthly minimum fees, statement fees and fees for other miscellaneous services. In accordance with Emerging Issues Task Force, (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, revenues derived from the electronic processing of MasterCard and Visa sourced credit and debit card transactions are reported gross of amounts paid to sponsor banks.

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

Income from tax credits: Following an application process, a state will notify a company that it has been certified as a Capco. The state then allocates an aggregate dollar amount of tax credits to the Capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the Capco. The Capco is legally entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements and corresponding non-recapture percentages. At March 31, 2007, the Company had Capcos in seven states and the District of Columbia. Each statute requires that the Capco invest a threshold percentage of Certified Capital in Qualified Businesses within the time frames specified. As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco program. Such a disqualification, or “decertification” as a Capco results in a recapture of all or a portion of the allocated tax credits; the proportion of the recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks.

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

Sales and Servicing of SBA Loans: NSBF originates loans to customers under the SBA program that generally provides for SBA guarantees of 50% to 85% of each loan, subject to a maximum guarantee amount. NSBF sells the guaranteed portion of each loan to a third party and retains the unguaranteed principal portion in its own portfolio. A gain is recognized on these loans through collection on sale of a premium over the adjusted carrying value. Commencing on January 1, 2007, gain on sale of the guaranteed portion of the loans is recognized at the date of settlement, under the terms of Statement of Financial Accounting Standards (“SFAS”) No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” and are recorded as a component of servicing fee and premium income in the condensed consolidated statements of operations. Prior to January 1, 2007, gain on sale of the guaranteed portion of loans was recognized under the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” a replacement of FASB Statement No. 125.

In each loan sale, NSBF retains servicing responsibilities and receives servicing fees of a minimum of 1% of the guaranteed loan portion sold. NSBF is required to estimate its servicing compensation in the calculation of its servicing asset. The purchasers of the loans sold have no recourse to NSBF for failure of customers to pay amounts contractually due.

In accordance with SFAS No. 156, upon sale of the loans to third parties, NSBF separately recognizes at fair value any servicing assets or servicing liabilities first, and then allocates the previous carrying amount between the assets sold and the interests that continue to be held by the transferor (the unguaranteed portion of the loan) based on their relative fair values at the date of transfer. The difference between the proceeds received and the allocated carrying value of the financial assets sold is recognized as a gain on sale of loans.

Each class of servicing assets and liabilities are subsequently measured using either the amortization method or the fair value measurement method. The amortization method, which NSBF has chosen to continue applying to its servicing asset, amortizes the asset in proportion to, and over the period of, the estimated future net servicing income on the underlying sold portion of the loans (guaranteed) and assesses the servicing asset for impairment based on fair value at each reporting date. In the event future prepayments are significant or impairments are incurred and future expected cash flows are inadequate to cover the unamortized servicing assets, additional amortization or impairment charges would be recognized. The Company uses an independent valuation specialist to estimate the fair value of the servicing asset.

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

Restricted Cash

Restricted cash includes cash collateral relating to a letter of credit; monies due on loan related remittances received by the Company and due to third parties; cash held by the Capcos restricted for use in managing and operating the Capco, making qualified investments and for the payment of income taxes; and a cash account maintained as a reserve against chargeback losses.

Investments

U.S. Treasury Notes and Marketable Securities

The Company accounts for U.S. Treasury notes and other marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase. The Company invests excess cash not required for use in operations primarily in high credit quality securities that the Company believes bear minimal risk. These investments include money market funds and auction rate securities. Rates on these securities typically reset every 7 or 28 days. The underlying security of auction rate securities have a final maturity extending to fiscal 2038. The Company has not experienced any losses due to institutional failure or bankruptcy. In determining the cost basis, the Company accounts for the realized gains and losses on the sale of its available-for-sale securities, on both the specific identification and average cost methods. Realized gains and losses are included in other income (expense). As of March 31, 2007 all of the Company’s investments in marketable securities were classified as available-for-sale and, as a result, were reported at fair value.

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

Equity Method. Investees that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee’s Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee, including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the investee. Under the equity method of accounting, an investee’s accounts are not reflected within the Company’s consolidated financial statements; however, the company’s share of the earnings or losses of the investee is reflected in the Company’s consolidated financial statements.

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

Stock—Based Compensation

The Company applies SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model at the date of grant.

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

As of March 31, 2007 the Company had two share-based compensation plans. The compensation cost that has been charged against income for those plans was $165,000 and is included in consulting, payroll and benefits in the accompanying condensed consolidated statements of operations. The total income tax benefit recognized in the consolidated statement of operations for share-based compensation arrangements was $66,000.

A summary of stock option activity under the 2000 and 2003 Plans as of March 31, 2007 and changes during the period then ended is presented below:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2006	1,738	$3.18
Granted	—	—
Exercised	(90)	$1.57		$79,200
Cancelled	(241)	$3.55

Outstanding March 31, 2007	1,407	$3.22	4.89	$943,000
Exercisable March 31, 2007	1,357	$3.27	5.01	$943,000

There were no options granted during the three months ended March 31, 2007 and 2006.

A summary of the status of Newtek’s non-vested restricted shares as of March 31, 2007 and changes during the period then ended is presented below:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested Restricted Shares
Non-vested at December 31, 2006	91	$2.53
Granted	42	$2.17
Vested	(22)	$3.21
Forfeited	(1)	$3.63

Non-vested at March 31, 2006	110	$2.24

In the three months ended March 31, 2007, Newtek granted four employees an aggregate of 31,424 shares of restricted shares valued at $65,000. The grants vest between 3 and 28 months. Additionally, the Company granted an officer 10,121 shares, valued at $25,000 which was immediately vested. The fair market values of these grants were determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested.

As of March 31, 2007, there was $160,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized ratably through the year ending December 31, 2009.

Fair value of financial instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of the estimated fair values of financial instruments. Excluding property and equipment, substantially all of the Company’s assets and liabilities are considered financial instruments as defined by SFAS No. 107. Fair value is defined as the price at which a financial instrument could be liquidated in an orderly manner over a reasonable time period under present market conditions. Fair value estimates are subjective in nature and are dependent on a number of significant assumptions associated with each instrument or group of similar instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows and relevant available market information. Fair value information is supposed to represent estimates of the amounts at which financial instruments could be exchanged in current transactions between willing buyers and sellers engaging in exchange transactions. However, since there are no established trading markets for a significant portion of the

Company’s financial instruments, the Company’s may not be able to settle their financial instruments immediately; as such, the fair values are not necessarily indicative of the amounts that could be realized through immediate settlements. In addition, the majority of the Company’s financial instruments, such as loans receivable held for investment and bank notes payable, are held to maturity and are realized or paid according to the contractual agreements with the customers or counterparties.

SFAS No. 107 requires that, where available, quoted market prices be used to estimate fair values. However, because of the nature of the Company’s financial instruments, in many instances quoted market prices are not available. Accordingly, the Company has estimated fair values on the basis of other valuation techniques permitted by SFAS No. 107, such as discounting estimated future cash flows at rates commensurate with the risks involved or other acceptable methods. Fair values are required to be estimated without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible income tax ramifications, or estimated transaction costs. Fair values are also estimated at a specific point in time and are based on interest rates and other assumptions at that date. As the assumptions underlying these estimates change, the fair values of financial instruments will change.

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

New Accounting Pronouncements

The Company adopted FASB Statement of Financial Accounting Standards No. 156 (SFAS No. 156) Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140, on January 1, 2007. SFAS No. 156 requires the recognition of a servicing asset or servicing liability when entering into a servicing contract to service a financial asset and requires all separately recognized servicing assets and liabilities to be initially measured at fair value. Further SFAS No. 156 permits a choice of subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities between the current amortization method and the fair value measurement method. At initial adoption, SFAS No. 156 permits a one time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided the securities are identified in some manner as offsetting the exposure to changes in fair value of servicing assets or servicing liabilities that are subsequently measured at fair value. Finally, SFAS No. 156 requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company did not elect to subsequently measure any of our servicing rights at fair value or reclassify any AFS securities to trading. The prospective aspects of SFAS 156 did not and are not expected to have a material impact on our consolidated financial statements.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007.

We may from time to time be assessed interest and/or penalties by major taxing jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the statement of operations as other general and administrative costs.

NOTE 3 - DIVESTITURE:

In October 2006, the Company decided to discontinue one of its businesses included in the “All other” segment, Phoenix Development Group, LLC, which provided services to, and reconstruction of, New Orleans, primarily in the form of temporary housing and related services. The results of this business have been included in discontinued operations in the consolidated statement of operations in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Summarized results of the Company’s discontinued operations are as follows for the three months ended March 31:

(In thousands):	2007	2006
Total revenues	$318	$1,016
Total expenses	(628)	(481)

(Loss) income before provision for income taxes	(310)	535
Benefit (provision) for income taxes	105	(238)

(Loss) income from discontinued operations, net of taxes	$(205)	$297

The assets and liabilities of this business, which the Company had initiated plans to sell, but had not sold as of December 31, 2006, were classified as held for sale on the accompanying condensed consolidated balance sheet as of December 31, 2006.

The properties were sold in February and March 2007. Gross proceeds from the sales were $1,084,000 and the gain on the sale was $198,000.

NOTE 4 - GOODWILL/CONSOLIDATION OF CDS BUSINESS SERVICES, INC:

In January 2007, it was determined that the Company would consolidate one of its qualified investments, CDS Business Services, Inc. (“CDS”) under the provisions of FIN 46 (R). At the time of consolidation, the opening balance sheet of CDS was as follows (inclusive of intercompany accounts):

(in thousands):
Cash	$233
Restricted cash	2,050
Accounts receivable, net	4,311
Prepaid expenses and other assets	94
Intangible assets, net	800

Total assets	$7,488

Accounts payable and accrued expenses	$3,127
Notes payable	6,109

Total liabilities assumed	9,236

Goodwill recognized	$1,748

The difference between the assets and liabilities has been recorded as goodwill. The Company’s purchase price allocations are preliminary and have not been finalized.

NOTE 5 - COMMON STOCK:

On January 26, 2007, in connection with a legal settlement, the Company issued 171,795 shares valued at $344,000 to a former employee. Of the 171,795 shares issued, 86,290 shares are registered under the Company’s 2003 Stock Incentive Plan and 85,505 shares are unregistered. The fair market value was determined using the fair value of the underlying common stock at the date of the stipulation of settlement.

Additionally, in 2004 two officers of the Company elected to receive their bonus, aggregating $325,000, as deferred compensation. In connection with such agreement, the compensation was to be delivered in the form of Company stock in March 2007. On March 30, 2007, the Company issued a total of 72,394 shares of common stock with a fair market value of $177,000 to such officers. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

NOTE 6 - INVESTMENTS IN QUALIFIED BUSINESSES:

HELD TO MATURITY DEBT INVESTMENTS—Summary (In thousands)

Total
Principal outstanding at December 31, 2006	$5,301
Return of principal	(552)
Consolidation of CDS pursuant to FIN 46R	(2,050)

Principal outstanding at March 31, 2007	$2,699

COST INVESTMENTS—Summary (In thousands)

Total cost investments at December 31, 2006	$542
Return of investments	(19)

Total cost investments at March 31, 2007	$523

The Company has not guaranteed any obligation of these investees and the Company is not otherwise committed to provide further financial support for the investees. However, from time-to-time, the Company may decide to provide such additional financial support which, as of March 31, 2007 was zero. Should the Company determine that an impairment exists upon its periodic review, and it is deemed to be other than temporary, the Company will reduce the recorded value of the asset to its estimated fair value and record a corresponding charge in the condensed consolidated statements of operations.

NOTE 7 - SBA LOANS HELD FOR INVESTMENT:

SBA Loans are primarily concentrated in the hotel and motel, and restaurant industries. Below is a summary of the activity in the SBA loan receivable balance, net of SBA loan loss reserves for the three months ended March 31, 2007 (In thousands):

Balance at December 31, 2006	$27,746
SBA loans originated for investment	2,880
Payments received	(1,744)
Provision for SBA loan losses	(167)
Discount on loan originations, net	(106)

Balance at March 31, 2007	$28,609

Below is a summary of the activity in the reserve for loan losses balance for the three months ended March 31, 2007 (In thousands):

Balance at December 31, 2006	$2,332
SBA loan loss provision	167
Recoveries	19
Loan charge-offs	(70)

Balance at March 31, 2007	$2,448

Below is a summary of the activity in the SBA loans held for sale for the three months ended March 31, 2007 (In thousands):

Balance at December 31, 2006	$1,786
Loan originations for sale	9,116
Loans sold	(6,594)

Balance at March 31, 2007	$4,308

All loans are priced at the prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with the Company. As of March 31, 2007 and December 31, 2006, net SBA loans receivable held for investment with adjustable interest rates amounted to $27,564,000 and $26,815,000, respectively.

For the three months ended March 31, 2007 and 2006, NSBF funded approximately $11,800,000 and $10,400,000 in loans and sold approximately $6,600,000 and $6,300,000 of the guaranteed portion of the loans, respectively.

The outstanding balances of loans past due ninety days or more and still accruing interest as of March 31, 2007 and December 31, 2006 amounted to $0 and $516,000, respectively.

At March 31, 2007 and December 31, 2006, total impaired non-accrual loans amounted to $6,067,000 and $5,293,000, respectively. For the three months ended March 31, 2007 and for the year ended December 31, 2006, the average balance of impaired non-accrual loans was $5,369,000 and $4,507,000, respectively. Approximately $1,223,000 and $1,036,000 of the allowance for loan losses were allocated against such impaired nonaccrual loans, respectively, in accordance with SFAS 114 “Accounting by Creditors for Impairment of a Loan—an Amendment of FASB Statement No. 5 and 15.” The following is a summary of SBA loans held for investment as of:

(In thousands):	March 31, 2007	December 31, 2006
Due in one year or less	$11	$15
Due between one and five years	1,514	1,585
Due after five years	31,288	30,127

Total	32,813	31,727
Less : Allowance for loan losses	(2,448)	(2,332)
Less: Deferred origination fees, net	(1,756)	(1,649)

Balance (net)	$28,609	$27,746

NOTE 8 - SERVICING ASSETS:

Servicing rights are recognized as assets when SBA loans are sold and the rights to service those loans are retained. Through December 31, 2006, the Company recorded its servicing rights at their relative fair values on the date the loans were sold and were carried at the lower of the initial recorded value, adjusted for amortization, or fair value. As of January 1, 2007, the Company adopted the provisions of SFAS No. 156 which requires all separately recognized servicing assets to be initially measured at fair value, if practicable. As of January 1, 2007, the Company identified its entire balance in servicing rights as one class of servicing assets for this measurement. The Company reviews capitalized servicing rights for impairment which is performed based on risk strata, which are determined on a disaggregated basis given the predominant risk characteristics of the underlying loans. The predominant risk characteristics are loan term and year of loan origination.

The changes in the value of the Company’s servicing rights for the three months ended March 31, 2007 were as follows:

(In thousands):
Balance at December 31, 2006	$3,252
Servicing assets capitalized	355
Servicing assets amortized	(236)

Balance at March 31, 2007	3,371

Reserve for impairment of servicing assets:
Balance at December 31, 2006	(261)
Additions	—

Balance at March 31, 2007	(261)

Balance at March 31, 2007 (net of reserve)	$3,110

The estimated fair value of capitalized servicing rights was $3,110,000 and $2,991,000 at March 31, 2007 and December 31, 2006, respectively. The estimated fair value of servicing assets at both balance sheet dates was determined using a discount rate of 13.3%, weighted average prepayment speeds ranging from 1% to 23%, depending upon certain characteristics of the loan portfolio, a weighted average life of 3.3 years, and an average default rate of 3%.

The unpaid principal balances of loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $159,600,000 and $163,277,000 as of March 31, 2007 and December 31, 2006, respectively.

NOTE 9 - EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common share equivalents is included in the calculation of diluted earnings (loss) per share only when the effect of their inclusion would be dilutive.

The calculations of earnings (loss) per share were:

	Three Months Ended March 31,
(In thousands except per share data):	2007	2006
Numerator:
Numerator for basic and diluted EPS—loss from continuing operations	$(2,694)	$(3,025)
Numerator for basic and diluted EPS—(loss) income from discontinued operations	$(205)	$297
Numerator for basic and diluted EPS—loss available to common shareholders	$(2,899)	$(2,728)

Denominator:
Denominator for basic and diluted EPS—weighted average shares	35,651	34,834
Net EPS from continuing operations: Basic and diluted	$(0.07)	$(0.09)
Net EPS from discontinued operations: Basic and diluted	(0.01)	0.01

Net EPS: Basic and diluted	$(0.08)	$(0.08)

The amount of anti-dilutive shares/units excluded from above is as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Stock options and restricted stock	823	1,990
Warrants	216	216
Contingently issuable shares	583	861

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

As an SBA lender, NSBF generates revenues from sales of loans, servicing income for those loans retained to service by NSBF and interest income earned on the loans themselves. The lender also generates expenses such as interest, professional fees, payroll and consulting, depreciation and amortization, and provision for loan losses, all of which are included in the respective caption on the condensed consolidated statement of operations. NSBF also has expenses such as loan recovery expenses, loan processing costs, and other expenses that are all included in the other general and administrative costs caption on the condensed consolidated statements of operations.

The electronic payment processing segment is a marketer of credit card and check approval services to the small business market. Revenue generated from electronic payment processing is included on the condensed consolidated statements of income as a separate line item. Expenses include direct costs (included in a separate line captioned electronic payment processing direct costs), professional fees, payroll and consulting, and other general and administrative costs, all of which are included in the respective caption on the condensed consolidated statements of operations.

The web hosting segment consists of CrystalTech , acquired in July 2004. CrystalTech’s revenues are derived primarily from web hosting services and set up fees. CrystalTech generates expenses such as professional fees, payroll and consulting, and depreciation and amortization, which are included in the respective caption on the accompanying condensed consolidated statements of operations, as well as licenses and fees, rent, and general office expenses, all of which are included in the other general and administrative costs caption on the condensed consolidated statements of operations.

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

Management has considered the following characteristics when making its determination of its operating and reportable segments:

•	the nature of the product and services,

•	the type or class of customer for their products and services,

•	the methods used to distribute their products or provide their services, and

•	the nature of the regulatory environment, for example, banking, insurance, or public utilities.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

(In thousands)

	For the three months ended March 31, 2007	For the three months ended March 31, 2006
Third Party Revenue
Electronic payment processing	$12,557	$9,476
Web hosting	3,888	3,203
SBA lending	2,315	2,122
Capco	1,636	1,568
All other	1,519	875
Corporate activities	1,126	1,263

Total reportable segments	23,041	18,507

Eliminations	(1,232)	(1,361)

Consolidated Total	$21,809	$17,146

Inter Segment Revenue
Electronic payment processing	$112	$84
Web hosting	46	15
SBA lending	—	—
Capco	501	320

All other	204	189
Corporate activities	579	531

Total reportable segments	1,442	1,139
Eliminations	(1,442)	(1,139)

Consolidated Total	$—	$—

Income (loss) before benefit for income taxes and discontinued operations
Electronic payment processing	$839	$414
Web hosting	1,024	1,003
SBA lending	(7)	(56)
Capco	(3,539)	(4,142)
All other	(372)	(836)
Corporate activities	(2,011)	(1,015)

Totals	$(4,066)	$(4,632)

Depreciation and amortization
Electronic payment processing	$448	$284
Web hosting	754	558
SBA lending	380	396
Capco	15	5
All other	71	73
Corporate activities	60	39

Totals	$1,728	$1,355

	As of March 31, 2007	As of December 31, 2006
Identifiable assets
Electronic payment processing	$12,758	$12,302
Web hosting	14,584	14,687
SBA lending	42,410	39,028
Capco	141,323	146,992
All other	24,905	21,220
Corporate activities	5,197	6,508

Consolidated total	$241,177	$240,737

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We are a direct distributor of business services to the small and medium-sized business market. Our target market represents a very significant marketplace in the United States gross domestic product or GDP. According to statistics published by the U.S. Small Business Administration, approximately 51% of the GDP in the United States comes from small-to medium-size businesses and 99% of businesses in the United States which have one or more employees fit into this market segment. As of March 31, 2007, we had over 78,000 business accounts. We use state of the art Web-based proprietary technology to be a low cost acquirer and provider of products and services to our small and medium- size business clients. We partner with AIG, Merrill Lynch, Morgan Stanley, UBS, the Credit Union National Association with its 8,700 credit unions and 80 million members, the Navy Federal Credit Union with 2.7 million members, PSCU Financial Services, Inc., the nation’s largest credit union service organization, General Motors Minority Dealers Association and Daimler Chrysler Minority Dealers Association, all of whom have elected to offer certain of our business services and financial products rather than provide some or all of them directly for their customers. We have deemphasized our Capco business in favor of growing our operating businesses and do not anticipate creating any new Capcos in the foreseeable future.

The Company’s reportable business segments are:

Electronic Payment Processing: Marketing, credit card processing and check approval services to the small and medium-sized business market.

Web Hosting: CrystalTech Web Hosting, Inc., which offers shared and dedicated web hosting and related services to the small and medium-sized business market.

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

Capcos: Fifteen certified capital companies, which invest in small and medium-sized businesses. They generate non-cash income from tax credits and non-cash interest and insurance expenses.

Comparison of the three months ended March 31, 2007 and March 31, 2006

Revenue and expenses which are specific to a segment are discussed in Segment Results, which follows. Electronic payment processing revenue and electronic payment processing costs are included in the Electronic Payment Processing segment. Web hosting revenue is included in the Web hosting segment. Premium income revenue, servicing fee revenue and provision for loan losses expense are included in the SBA Lending segment. Income from tax credits revenue is included in the Capco segment.

Revenues increased by $4,663,000, or 27%, to $21,809,000 for the three months ended March 31, 2007, from $17,146,000 for the three months ended March 31, 2006 primarily due to the increase in revenues in the EPP and Web hosting segments of $3,081,000 and $685,000, respectively.

Interest is generated from SBA lending activities, excess cash balances that are invested in money market accounts, U.S. Treasury notes, federal government backed securities mutual funds, etc., non-cash accretions of structured insurance product and on held to maturity investments. The following table details the changes in interest income by segment for the three months ended March 31:

(In thousands)	2007	2006	Change
Electronic payment processing	$50	$43	$7
Web hosting	9	39	(30)
SBA lending	932	843	89
Capco	269	237	32
All other	197	203	(6)
Corporate activities	35	48	(13)

	$1,492	$1,413	$79

Other income increased by $702,000, or 134%, to $1,224,000 for the three months ended March 31, 2007 from $522,000 for the three months ended March 31, 2006 primarily due to the consolidation of CDS Business Services, Inc for the first time this quarter. Other income generally represents revenues from entities that cannot be aggregated into any of our other major operating segments.

Consulting, payroll and benefits increased by $1,467,000, or 36%, to $5,513,000 for the three months ended March 31, 2007 from $4,046,000 for the three months ended March 31, 2006.

Changes in interest expense by segment are summarized as follows for the three months ended March 31:

(In thousands)	2007	2006	Change
Electronic payment processing	$—	$—	$—
Web hosting	32	267	(235)
SBA lending	457	512	(55)
Capco	3,130	3,512	(382)
All other	64	—	64
Corporate activities	39	17	22

	$3,722	$4,308	$(586)

The decrease in Capco interest expense relates to the decrease in the principal outstanding on the notes payable – AI Credit from $9,250,000 as of March 31, 2006 to $5,919,000 as of March 31, 2007. The $235,000 decrease in the web hosting segment is due to the reduced outstanding balance on the note payable – TICC from $4,000,000 at March 31, 2006 to $1,000,000 as of March 31, 2007. The decrease in SBA interest expense is attributable to the decrease in bank notes payable from $23,080,000 at March 31, 2006 to $19,623,000 at March 31, 2007.

Professional fees decreased by $235,000, or 11%, to $1,819,000 for the three months ended March 31, 2007 from $2,054,000 for the three months ended March 31, 2006 primarily due to a decrease in audit fees.

Depreciation and amortization expense increased by $373,000, or 28%, to $1,728,000 for the three months ended March 31, 2007 from $1,355,000 for the three months ended March 31, 2006. This is due to the purchase of $2,771,000 of fixed assets during the twelve months ended December 31, 2006.

Insurance expense decreased by $50,000, or 6%, to $813,000 for the three months ended March 31, 2007 from $863,000 for the three months ended March 31, 2006.

Other general and administrative costs (consisting of occupancy, selling, general and administrative) increased by $908,000, or 38%, to $3,267,000 for the three months ended March 31, 2007 from $2,359,000 for the three months ended March 31, 2006. The increase in overall other general and administrative costs relates to additional expenses incurred in connection with the growth of our business and head count.

Income (loss) from discontinued operations, net of tax, decreased by $502,000, or 169% to a loss of $205,000 for the three months ended March 31, 2007 from income of $297,000 for the three months ended March 31, 2006. Discontinued operations are related to Phoenix Development Group, LLC, a Capco investment made during the fourth quarter of 2005 which provided services to and reconstruction of New Orleans, primarily in the form of temporary housing and related services. Total revenues from discontinued operations decreased by $698,000, to $318,000 for the three months ended March 31, 2007 from $1,016,000 for the three months ended March 31, 2006. This was offset by an increase in total expenses of $156,000 to $577,000 for the three months ended March 31, 2007 from $422,000 for the three months ended March 31, 2006, an increase in minority interest by $9,000, to $50,000 in 2007 from $59,000 in 2006, and an increase in the (provision) benefit for income taxes of $343,000, to $105,000 in 2007 from $(238,000) in 2006.

The effective tax benefit for the three months ended March 31, 2007 and 2006 was 33% and 33%, respectively. No tax benefit was recorded for the losses of NSBF (in both 2007 and 2006) and CDS Business Services, Inc. (2007 only), as those subsidiaries are not included in the consolidated tax group. There were no material permanent differences in either year.

Net loss increased by $171,000, or 6%, to $2,899,000 for the three months ended March 31, 2007 from $2,728,000 for the three months ended March 31, 2006, due to the increase in revenue of $4,663,000, offset by an increase in total expenses of $3,998,000, and a decrease in minority interest of $109,000, offset by a decrease in the tax benefit of $235,000 and an decrease in discontinued operations of $502,000.

Segment Results:

The results of the Company’s reportable segments are discussed below.

Electronic Payment Processing

	For the three months ended March 31,
(In thousands):	2007	2006	% Change
Revenue	$12,557	$9,476	33%
Expenses	(11,718)	(9,062)	29%

Income before provision for income taxes	$839	$414	103%

Revenues increased by $3,081,000 to $12,557,000 due to a $3,089,000 increase in electronic payment processing revenue offset, in part, by a $8,000 decrease in interest and other income. The $3,089,000 increase in electronic payment processing revenue was due to a $2,928,000 increase in organic growth and $157,000 in revenue from merchant portfolios that were acquired. At March 31, 2007, we provided our payment services to over 12,500 customers across the United States, compared to 9,200 customers at March 31, 2006, an increase of 36%. Gross total processing volume increased by 38 % to $583,000,000 for the three months ended March 31, 2007 from $423,000,000 for the three months ended March 31, 2006.

Expenses increased by $2,656,000 to $11,718,000 for the three months ended March 31, 2007 from $9,062,000 for the three months ended March 31, 2006, due to an increase in electronic payment processing direct costs of $2,072,000 to $8,968,000 for the three months ended March 31, 2007 from $6,896,000 for the three months ended March 31, 2006, an increase of 30% which correlates to the significant increase in revenue, a $321,000 increase in professional fees, which consist principally of residual payments to independent sales agents and offices, a $163,000 increase in depreciation and amortization and a $73,000 increase in consulting, payroll and benefit costs.

Web Hosting

	For the three months ended March 31,
(In thousands):	2007	2006	% Change
Revenue	$3,888	$3,203	21%
Expenses	(2,864)	(2,200)	30%

Income before provision for income taxes	$1,024	$1,003	2%

Revenue is derived primarily from monthly recurring fees from hosting dedicated and shared websites. Web hosting revenue increased by $685,000, or 21%, to $3,888,000 for the three months ended March 31, 2007 from $3,203,000 for the three months ended March 31, 2006. At March 31, 2007 and 2006, CrystalTech was providing services to 60,000 and 48,000 accounts, respectively, an increase of 25%. The increase in revenue is due to the overall increase in the number of customers the Company provided services to and an increase in dedicated hosting customers which generate higher revenue per customer.

The average number of total websites increased 24% to 59,400, in 2007, from 48,000, in 2006. The average number of dedicated websites, which generate a higher monthly fee, increased 50%, to 1,800 per month in 2007, from 1,200 in 2006. The average number of shared websites increased 23% to 57,600, per month in 2007, from 46,800, in 2006.

The $664,000 increase in expenses in 2007 compared with 2006 was primarily due to a $277,000 increase in consulting, payroll and benefits, a $196,000 increase in depreciation and amortization, and a $474,000 increase in other expenses, offset, in part, by a $235,000 decrease in interest expense due to lower borrowings from TICC during 2007. Consulting, payroll and benefits increased due to additional personnel added to service the increased customer base and to extend the hours of operation in customer service. Depreciation and amortization increased due to the capital expenditure of $498,000 primarily for additional servers. Other expenses increased primarily due to $208,000 in additional software required for additional servers, a $99,000 increase in rent and utilities and a $51,000 increase in marketing costs.

SBA Lending

	For the three months ended March 31,
(In thousands):	2007	2006	% Change
Revenue	$2,315	$2,122	9%
Expenses	(2,322)	(2,178)	7%

Loss before benefit for income taxes	$(7)	$(56)	(88)%

Revenue is derived primarily from premium income generated by the sale of the guaranteed and unguaranteed portions of SBA loans, interest income on SBA loans and servicing fee income on SBA loans previously sold.

The increase in premium income was attributable to NSBF selling 25 guaranteed loans in the three months ended March 31, 2007, aggregating $6,595,000 compared to 24 loans sold aggregating $6,269,000 in the same period for the prior year. In addition, the Company implemented the accounting principals under FAS156 which resulted in an increase in the premium recognized, as compared with FAS140, on each loan sale. The premiums recognized in connection with these sales were $716,000 for the three months ended March 31, 2007 compared with $614,000 in the same period for the prior year.

Servicing fee income related to SBA loans decreased by $55,000 to $444,000 for the three months ended March 31, 2007 from $499,000 for the three month period ended March 31, 2006. The decrease in servicing fee income was attributable to a decrease in the servicing portfolio year over year. The average portfolio in which we earned servicing fee income for the quarter ended March 31, 2007 was $137,567,000 compared with $149,730,000 at March 31, 2006.

Interest income increased by $89,000 due to an increase in the average outstanding portfolio of $1,400,000 as well as an increase in the prime rate from 7.50% to 8.25%.

Expenses increased by $144,000 in 2007 compared to 2006, primarily due to an increase in the provision for loan losses on SBA loans as well as an increase in consulting payroll and benefits. The provision for loan losses increased by $47,000 to $166,000 for the three months ended March 31, 2007 from $119,000 for the three months ended March 31, 2006. This increase was attributable to management establishing an additional provision in order to maintain its allowance for loan losses at a level which management believed adequately covered inherent losses in the existing loan portfolio. Consideration in this evaluation included past and current loss experience, current portfolio composition and the evaluation of real estate collateral as well as current economic conditions. Consulting, payroll and benefits increased by $101,000 due to additional personnel added to service the increased referrals and borrower base.

Management’s ongoing estimates of the allowance for loan losses are particularly affected by the changing composition of the loan portfolio over the last few years. The loans acquired from CCC in December 2002, which are more seasoned than those originated by NSBF, comprise 21% of total loans held for investment as of March 31, 2007. Other portfolio characteristics, such as industry concentrations and loan collateral, which also impacts management’s estimates of the allowance for loan losses, have also changed since the acquisition. The changing nature of the portfolio and the limited past loss experience on the newly originated portfolio has resulted in management’s estimates of the allowance for loan losses being based more on subjective factors and less on empirically derived loss rates. Such estimates could differ from actual results, which may have a material effect on the Company’s results of operations or financial condition.

Capco

	For the three months ended March 31,
(In thousands):	2007	2006	% Change
Revenue	$1,636	$1,568	4%
Expenses	(5,298)	(5,943)	(11)%
Minority interest	123	233	(47)%

Loss before benefit for income taxes	$(3,539)	$(4,142)	(15)%

Revenue is derived primarily from non-cash income from tax credits recorded when a Capco achieves defined investment percentage thresholds and from non-cash accretion of income from tax credits between the time the thresholds are achieved and the tax credits are utilized by the certified investor. Income from tax credits increased by $43,000 to $1,301,000 for the three months ended March 31, 2007 from $1,258,000 for the three months ended March 31, 2006. Income from tax credits for the three months ended March 31 are as follows:

(In thousands):	2007	2006
From investment percentage thresholds	$—	$—
From accretion of income from thresholds	1,301	1,258

Total	$1,301	$1,258

Expenses consist primarily of non-cash accretion of interest expense and the amortization of the prepaid insurance purchased at the funding date. Expenses for the three months ended March 31 are as follows:

(In thousands):	2007	2006
Accretion of interest expense	$3,063	$3,343
Amortization of prepaid insurance	740	747

Total	$3,803	$4,090

In summary, the non-cash loss which is represented by the income from tax credits, less interest expense and amortization of prepaid insurance, for the three months ended March 31 is as follows:

(In thousands):	2007	2006
Non-cash loss	$(2,502)	$(2,832)

In addition, other interest relating to notes payable – AI Credit, totaling $66,000 and $118,000, was incurred in the three month periods ended March 31, 2007 and 2006, respectively, and management fees, which were payable to Newtek and included as revenue in the corporate activities segment, totaled $1,117,000 and $1,360,000, for the three month periods ended March 31, 2007 and 2006, respectively.

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

All Other

	For the three months ended March 31,
(In thousands):	2007	2006	% Change
Revenue	$1,519	$875	74%
Expenses	(1,892)	(1,711)	11%
Minority interest	1	—	100%

Loss before benefit for income taxes	$(372)	$(836)	(56)%

The all other segment includes revenues and expense primarily from businesses formed from investments in qualified businesses made through Capco programs which cannot be aggregated with other operating segments. Revenues and expenses associated with Phoenix Development Group, LLC were reclassified to discontinued operations.

The revenue increase of $644,000 in 2007 as compared with 2006, is primarily due to the consolidation of CDS Business Services, Inc. for the first time, which generated $550,000 of revenues for the quarter. Additionally, Exponential Business Development Co., Inc. had a one time gain on an investment of $229,000 for the three months ended March 31, 2007 as compared to a one time gain of $100,000 during the same period last year. Insurance commissions decreased by $37,000, or 13%, to $247,000 for the three months ended March 31, 2007 from $284,000 for the three months ended March 31, 2006.

Loss before benefit for income taxes decreased by $464,000 in 2007 to $372,000 from $836,000 in 2006 primarily due to the reduction of $512,000 of losses incurred in 2006 from Where Eagles Fly, a Washington D.C. Capco investment, offset in part by a $148,000 loss in 2007 from CDS Business Services, Inc.

Corporate activities

	For the three months ended March 31,
(In thousands):	2007	2006	% Change
Revenue	$1,126	$1,263	(11)%
Expenses	(3,137)	(2,278)	38%

Loss before benefit for income taxes	$(2,011)	$(1,015)	98%

Revenue is derived primarily from management fees earned from the Capcos, which amount to 2.5% of certified capital. Management fee revenue totaled $1,086,000 and $1,214,000 for the three month period ended March 31 2007 and 2006, respectively. If a Capco does not have current or projected cash sufficient to pay management fees then such fees are not accrued.

The decrease in management fee revenue of $128,000 in 2007 as compared with 2006 is due to less management fees being accrued for two New York capcos totaling $244,000, offset in part by management fees being accrued in 2007 for the first time for one of our subsidiaries totaling $115,000.

The $859,000 increase in expenses in 2007 as compared to 2006 was primarily due to a $687,000 increase in consulting, payroll, and benefits, a $443,000 increase in other expenses which includes $106,000 of expenses related to the consolidation of our New York City offices, offset, in part, by a $187,000 decrease in professional fees.

A summary of the Company’s cash flows provided by (used in) operating activities by segment is as follows:

NEWTEK BUSINESS SERVICES INC. AND SUBSIDIARIES

Cash Flows from Operating Activities by Segment

For the three months ended March 31, 2007 (In thousands)

Business Services Segments
SBA Lending	Electronic Payment Processing	Web Hosting	All Other	Corporate Activities		Total Business Services Segments	CAPCO Segment	Eliminations	Total
$2,315	$12,557	$3,888	$1,519	$1,126	Net Revenue	$21,405	$1,636	$(1,232)	$21,809

2,322	11,718	2,864	1,891	3,137	Total Expenses and minority interest	21,932	5,175	(1,232)	25,875

(7)	839	1,024	(372)	(2,011)	Income (loss) before (provision) benefit for income taxes and discontinued operations	(527)	(3,539)	—	(4,066)

—	(291)	(507)	54	751	(Provision) benefit for income taxes	7	1,365	—	1,372

(7)	548	517	(318)	(1,260)	Income (loss) before discontinued operations	(520)	(2,174)	—	(2,694)

—	—	—	(205)	—	Discontinued operations, net of tax	(205)	—	—	(205)

(7)	548	517	(523)	(1,260)	Net income (loss)	(725)	(2,174)	—	(2,899)

					Non-Cash:
—	—	—	—	—	Income from tax credits	—	(1,301)	—	(1,301)
379	448	754	71	60	Depreciation and amortization	1,712	15	—	1,727
—	—	—	—	—	Accretion of interest expense	—	3,063	—	3,063
—	291	395	(159)	(751)	Deferred income taxes	(224)	(1,365)	—	(1,589)
167	—	—	—	—	Provision for loan losses	167	—	—	167
(355)	—	—	—	—	Capitalization of servicing assets	(355)	—	—	(355)
(88)	—	3	(382)	162	Other non-cash – net	(305)	(173)	—	(478)

					Change in assets and liabilities:
(2,522)	—	—	—	—	SBA loans originated over proceeds from sale of SBA loans	(2,522)	—	—	(2,522)
—	—	—	—	—	Prepaid insurance	—	740	—	740
(68)	—	—	—	—	Restricted cash change	(68)	—	—	(68)
506	(616)	(276)	(216)	580	Other – net	(22)	(598)	—	(620)

$(1,988)	$671	$1,393	$(1,209)	$(1,209)	Net cash provided by (used in) operations	$(2,342)	$(1,793)	$—	$(4,135)

Our operating businesses are dependent on the health of the small and medium-sized segments of the U.S. economy. The continuing rise in interest rates, along with the rise in gas and commodity prices, could have a negative impact on consumer spending which could adversely impact our customers. This could also negatively impact the value of commercial and residential real estate, which could adversely impact the loan portfolio of our SBA Lending segment.

Critical Accounting Policies and Estimates:

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Form 10-K for the fiscal year ended December 31, 2006. A discussion of the Company’s critical accounting policies, and the related estimates, are included in Management’s Discussion and Analysis of Results of Operations and Financial Position in its Form 10-K for the fiscal year ended December 31, 2006. There have been no significant changes in the Company’s existing accounting policies or estimates since its fiscal year ended December 31, 2006.

Liquidity and Capital Resources

(Dollars in thousands)

	For the Three Months Ended March 31,
	2007	2006
Net cash used in operating activities	$(4,135)	$(1,615)
Net cash provided by investing activities	3,682	15,500
Net cash (used in) provided by financing activities	3,634	(1,977)

Net increase in cash and cash equivalents	3,181	11,908

Cash and cash equivalents, beginning of period	26,685	23,940

Cash and cash equivalents, end of period	$29,866	$35,848

Cash requirements and liquidity needs in 2007 and the foreseeable future are primarily funded through our capacity to borrow from our $50 million GE line of credit to originate and warehouse the guaranteed and unguaranteed portion of loans of our SBA lending unit and available cash and cash equivalents. The availability of the lending facility is subject to the compliance with certain covenants and collateral requirements as set forth in the agreement. At March 31, 2007, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $29,866,000 and $3,950,000 available through the lending facility.

In addition, the Company held $4,684,000 in U.S. Treasury Notes which are classified as held for sale and could be converted to cash and cash equivalents. Restricted cash totaling $8,576,000 which is primarily held in the Capcos, can be used in managing and operating the Capcos, making qualified investments, to repay debt obligations and for the payment of income taxes.

Net cash provided by investing activities primarily includes the purchase or sale of fixed assets and customer accounts, activity regarding the unguaranteed portions of SBA loans and changes in restricted cash and investments. During 2007, cash was used to purchase $810,000 in fixed assets primarily to support increased customers in our web hosting segment and to acquire $52,000 in customer merchant accounts. A net increase in the unguaranteed portion of SBA loans used $942,000. We also received net proceeds of $2,766,000 through a reduction in restricted cash held by our Capcos, and received proceeds of $1,572,000 from the sale of asset held for sale.

Net cash provided by financing activities primarily includes net proceeds on notes payable of $791,000 used to finance CDS activities, net proceeds on bank notes payable of $907,000, and a $2,050,000 reduction in restricted cash in CDS.

Historically Newtek has funded its operations through the issuance of notes to insurance companies through the Capco programs. We do not believe there are any new Capco programs currently being formed and as such are not anticipating any cash flow from new Capco programs for the foreseeable future.

We believe our operating cash flow, available borrowing capacity, existing cash and cash equivalents, and other investments should provide adequate funds for continuing operations and principal and interest payments on our debt.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.

Because Newtek Small Business Finance, Inc., our SBA lender, borrows money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. The Company had $19,623,000 at March 31, 2007 outstanding on the GE line of credit. Interest rates on such notes are variable at prime plus 0.25 or base LIBOR plus 2.50%. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have the effect of a net increase (decrease) in assets by less than 1% for the first quarter of 2007. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could effect a net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

Additionally, we do not have significant exposure to changing interest rates on invested cash and cash equivalents, restricted cash and U.S. Treasury notes which was approximately $43,126,000 and $42,976,000 as of March 31, 2007 and December 31, 2006, respectively. The Company invests cash mainly in money market accounts and other investment-grade securities and does not purchase or hold derivative financial instruments for trading purposes.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information we (including our consolidated subsidiaries) are required to disclose in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. However, because we had previously determined the existence of a material weakness in our disclosure controls and procedures as of December 31, 2005 and March 31, 2006, and despite the remediation efforts discussed below, and given the relatively short time since the remediation efforts have taken place, there can be no assurance that we have identified and corrected all matters which would constitute, or might lead to future, disclosure control weaknesses.

(b)	Changes in Internal Controls. We have placed significant emphasis on remediation of the previously disclosed material weakness and have added a senior legal officer responsible for internal control development and five professional positions in our accounting and finance staff during the quarters ended June 30, 2006, September 30, 2006 and December 31, 2006.

(c)	Limitations. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurances that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We periodically evaluate our internal controls and make changes to improve them.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any material pending litigation. We and/or one or more of our investee companies are involved in lawsuits regarding wrongful termination claims by employees or consultants, none of which are individually or in the aggregate material to Newtek.

On January 26, 2007, the Company settled a lawsuit brought by a former employee and in connection with such settlement, the Company issued 171,795 shares valued at $344,000.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

On January 26, 2007, in connection with a legal settlement, the Company issued 85,505 shares of unregistered common shares valued at $171,010 to a former employee. The fair market value was determined using the fair value of the underlying common stock at the date of the stipulation of settlement. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 4.	Submission of Matters to a Vote of Security Holders.

Previously reported in the Company’s quarterly report on form 10-Q for the quarter ended March 31, 2006.

Item 6.	Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated April 28, 2004, between Newtek Business Services, Inc., and CrystalTech Web Hosting, Inc. (including a listing of omitted schedules). (Incorporated by reference to Exhibit 2.1 to Newtek’s Report on Form 8-K dated April 30, 2004.)

2.2	Fourth Amendment to the Amended and Restated Master Loan and Security Agreement, dated December 31, 2002 between Newtek Small Business Finance, Inc. and DB Structured Products, Inc., dated June 29, 2005. (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 8-K, dated June 29, 2005.)

2.3	Credit Agreement between Newtek Business Services, Inc., Newtek Small Business Finance, Inc., Small Business Lending, Inc., CCC Real Estate Holding Co., LLC and General Electric Capital Corporation, dated August 31, 2005. (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 8-K, filed September 6, 2005.)

2.4	First Amendment and Waiver to Credit Agreement, dated February 28, 2006, to the Credit Agreement dated August 31, 2005, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation. (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K, filed March 2, 2006.)

2.4.1	Second Amendment and Waiver to Credit Agreement, dated February 28, 2006, to the Credit Agreement dated December 28, 2006, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation. (Incorporated by reference to Newtek’s Report on Form 10-K filed April 2, 2006.)

2.5	Guaranty between Newtek Business Services, Inc. Small Business Lending, Inc., CCC Real Estate Holding Co., LLC and General Electric Capital Corporation, dated August 31, 2005. (Incorporated by reference to Exhibit 10.2 to Newtek’s Report on Form 8-K, filed September 6, 2005.)

3.1	Certificate of Incorporation of Newtek Business Services, Inc., as revised and restated through November 21, 2005. (Incorporated by reference to Exhibit 3.1 to Newtek’s Report on Form 10K filed May 10, 2006.)

3.2	Bylaws of Newtek Business Services, Inc. (Incorporated by reference to Exhibit No. 3.2 to Registration Statement No. 333-115615.)

10.1	Employment Agreement with Barry Sloane, June 30, 2005. (Incorporated by reference to Newtek’s Report on Form 10_K filed May 10, 2006.)

10.2	Employment Agreement with Jeffrey G. Rubin, June 30, 2005. (Incorporated by reference to Newtek’s Report on Form 10_K filed May 10, 2006.)

10.3	Employment Agreement with Craig J. Brunet dated July 13, 2006. (Incorporated by reference to Exhibit 10.3 Newtek’s Report on Form 10_Q filed July 14, 2006.)

10.4	Lease Agreement dated March 15, 2007 between CrystalTech Web Hosting, Inc. and i/o Data Centers for Phoenix lease.

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: May 15, 2007	By:	/s/ Barry Sloane
Barry Sloane
Chairman of the Board, Chief Executive Officer and Secretary

Date: May 15, 2007	By:	/s/ Michael J. Holden
Michael J. Holden
Chief Financial Officer and Treasurer

Date: May 15, 2007	By:	/s/ Eyal Amsalem
Eyal Amsalem
Chief Accounting Officer and Controller