Form 10-Q
period 2007-06-30
NEWTEK BUSINESS SERVICES INC
filed 2007-08-14
CIK 1094019

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 7, 2007, there were 36,770,500 of the Company’s Common Shares issued and outstanding.

Item 1. Financial Statements (Unaudited)

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(In Thousands, except for Per Share Data)

	Three Months ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Electronic payment processing	$13,013	$10,510	$25,530	$19,942
Web hosting	3,943	3,310	7,820	6,474
Interest income	1,546	1,923	3,038	3,336
Income from tax credits	1,320	2,022	2,621	3,280
Premium income	797	763	1,513	1,377
Servicing fee	496	487	940	986
Insurance commissions	207	188	445	432
Other income	2,089	223	3,313	745

Total revenue	23,411	19,426	45,220	36,572

Expenses:

Electronic payment processing costs	9,654	7,555	18,624	14,462
Consulting, payroll and benefits	5,224	4,075	10,737	8,121
Interest	3,614	4,577	7,336	8,885
Professional fees	2,183	1,874	4,002	3,928
Depreciation and amortization	1,803	1,527	3,531	2,882
Insurance	873	840	1,686	1,703
Provision for loan losses	205	235	372	354
Other general and administrative costs	2,729	2,300	5,996	4,659

Total expenses	26,285	22,983	52,284	44,994

Loss from continuing operations before minority interest, benefit for income taxes, and discontinued operations	(2,874)	(3,557)	(7,064)	(8,422)

Minority interest	56	97	180	330

Loss from continuing operations before benefit for income taxes and discontinued operations	(2,818)	(3,460)	(6,884)	(8,092)

Benefit for income taxes	717	1,114	2,089	2,721

Loss from continuing operations before discontinued operations	(2,101)	(2,346)	(4,795)	(5,371)
Discontinued operations, net of taxes	(286)	59	(491)	356

Net loss	$(2,387)	$(2,287)	$(5,286)	$(5,015)

Weighted average common shares outstanding:
Basic and diluted	35,868	34,696	35,720	34,765
Loss per share from continuing operations:
Basic and diluted	$(0.06)	$(0.07)	$(0.13)	$(0.15)
(Loss) income per share from discontinued operations, net of taxes:
Basic and diluted	(0.01)	(0.00)	(0.02)	0.01

Basic and diluted loss per share	$(0.07)	$(0.07)	$(0.15)	$(0.14)

See accompanying notes to these unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2007 AND DECEMBER 31, 2006

(In Thousands, except for Per Share Data)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Note 1)
ASSETS
Cash and cash equivalents	$28,015	$26,685
Restricted cash	8,966	11,275
U.S. Treasury notes	2,950	5,016
Asset held for sale	—	1,530
Credits in lieu of cash	99,054	106,425
SBA loans held for investment (net of reserve for loan losses of $2,598 and $2,332, respectively)	25,998	27,746
Accounts receivable (net of allowance of $352 and $23, respectively)	5,301	1,568
SBA loans held for sale	2,363	1,786
Accrued interest receivable	517	519
Investments in qualified businesses - cost method investments	504	542
Investments in qualified businesses - held to maturity debt investments	1,919	5,301
Prepaid and structured insurance	16,118	17,497
Prepaid expenses and other assets (net of accumulated amortization of deferred financing costs of $1,178 and $832, respectively)	6,820	7,682
Servicing assets (net of accumulated amortization of $2,561 and $2,081, respectively)	3,016	2,991
Fixed assets (net of accumulated depreciation and amortization of $5,336 and $4,065, respectively)	4,706	4,458
Intangible assets (net of accumulated amortization of $7,637 and $5,919, respectively)	8,034	9,141
Goodwill	13,055	10,575

Total assets	$227,336	$240,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$10,242	$8,509
Notes payable	5,964	10,651
Bank notes payable	16,696	16,391
Deferred revenue	2,379	2,761
Notes payable in credits in lieu of cash	82,400	86,332
Deferred tax liability	21,734	24,428

Total liabilities	139,415	149,072

Minority interest	5,246	4,596

Commitments and contingencies
Shareholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, issued and outstanding 35,910 and 35,479 not including 583 shares held in escrow and 473 shares held by affiliate)	718	710
Additional paid-in capital	55,858	54,949
Retained earnings	26,177	31,464
Treasury stock, at cost (44 and 32 shares at June 30, 2007 and December 31, 2006, respectively)	(78)	(54)

Total shareholders’ equity	82,675	87,069

Total liabilities and shareholders’ equity	$227,336	$240,737

See accompanying notes to these unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(In Thousands)

	2007	2006
Cash flows from operating activities:
Net loss	$(5,286)	$(5,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from tax credits	(2,621)	(3,280)
Deferred income taxes	(2,695)	(2,435)
Depreciation and amortization	3,531	3,012
Capitalization of servicing asset	(504)	(428)
Gain on sale/recoveries of investments in qualified businesses	(1,032)	—
Accretion of interest expense	6,082	6,663
Loss on redemption of U.S. Treasury notes	13	—
Provision for loan losses	372	354
Accretion of interest income	(100)	(7)
Equity in earnings of investee	(177)	(98)
Loss on sale of other real estate owned	247	—
Gain on sale of land and building	—	(308)
Gain on sale of asset held for sale	(198)
Loss on disposal of fixed assets	—	25
Gain on sale of loans held for investment	(93)	(189)
Stock-based compensation	262	311
Amortization of deferred loan origination fees, net	(188)	(105)
Minority interest	272	(259)
Changes in assets and liabilities, net of the effect of business acquisitions:
Originations of SBA loans held for sale	(14,284)	(16,417)
Proceeds from sale of SBA loans held for sale	13,707	14,326
Premium on repurchase of portfolio	—	44
Prepaid insurance	1,480	1,487
Prepaid expenses, accounts receivable, accrued interest receivable from bank and other assets	980	(532)
Restricted cash	(1,757)	—
Accounts payable, accrued expenses and deferred revenue	(1,480)	456

Net cash used in operating activities	(3,469)	(2,395)

Cash flows from investing activities:
Investments in qualified businesses	—	(6,250)
Return of investments in qualified businesses	1,370	6,304
Purchase of fixed assets	(1,659)	(1,392)
Purchase of customer merchant accounts	(166)	(2,531)
Cash addition from acquired interests	233	—
Cash reduction from deconsolidation of acquired interests	(56)	—
SBA loans originated for investment, net	(4,321)	(5,019)
Cash paid for repurchase of SBA loans	—	(1,214)
Proceeds from sale of SBA loans held for investment	1,950	4,173
Payments received on SBA loans	3,993	3,373
Proceeds from sale of land and building	—	1,300
Proceeds from sale of asset held for sale and insurance recoveries	1,572	—
Proceeds from sale/recoveries of investments in qualified businesses	492	—
Change in restricted cash	4,066	1,812
Proceeds from sale of U.S. Treasury Notes, marketable securities and certificates of deposit	2,081	14,001
Other investments	—	(4)

Net cash provided by investing activities	9,555	14,553

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (CONTINUED)

	2007	2006
Cash flows from financing activities:
Proceeds from notes payable	5,073	299
Repayments of notes payable	(8,766)	(9,414)
Change in restricted cash related to CDS financing	2,050	—
Net (borrowings) proceeds on bank notes payable	(2,954)	722
Distributions to minority member	(597)	—
Payments for deferred financing costs	(165)	—
Purchase of treasury stock	(24)	—
Net proceeds from option exercise	141	—
Net proceeds from issuance of common stock and other	486	(267)

Net cash used in financing activities	(4,756)	(8,660)

Net increase in cash and cash equivalents	1,330	3,498
Cash and cash equivalents - beginning of period	26,685	23,940

Cash and cash equivalents - end of period	$28,015	$27,438

Supplemental disclosure of cash flow activities:

Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$9,991	$9,993

Conversion of note payable to minority interest	$1,000	$—

Additions to assets and liabilities as a result of consolidation of acquired interests:
Cash	$233	$—
Accounts receivable	3,579	—
Prepaid expenses and other assets	94	—

Total assets	$3,906	$—

Accounts payable and accrued expenses	$3,127	$—
Notes payable	3,259	—

Total liabilities	6,386	—

Goodwill recognized	$2,480	$—

Reduction of assets and liabilities as a result of deconsolidation of acquired interests:
Cash	$56	$—
Accounts receivable	30	—
Prepaid expenses and other assets	21	—
Fixed assets, net	80	—

Total assets	$187	$—

Accounts payable and accrued expenses	$143	$—
Deferred revenue	2	—
Notes payable	16	—
Minority interest	26	—

Total liabilities	$187	$—

See accompanying notes to these unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Newtek Business Services, Inc. (“Newtek”) is a holding company for several wholly and majority-owned subsidiaries, including 15 certified capital companies which are referred to as Capcos, and several portfolio companies in which the Capcos own non-controlling or minority interests. Newtek is a direct distributor of business services, acting through its wholly and majority-owned subsidiaries, to the small and medium-sized business market.

The Company’s principal business segments are:

Electronic Payment Processing: Marketing, credit card processing and check approval services.

Web Hosting: CrystalTech Web Hosting, Inc., which offers shared and dedicated web hosting and related services.

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

The consolidated financial statements of Newtek Business Services, Inc., its subsidiaries and FIN 46 consolidated entities, (Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46R “Consolidation of Variable Interest Entities”), (the “Company” or “Newtek”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and include all wholly and majority owned subsidiaries, and several portfolio companies in which the Capcos own non-controlling minority interest in, or those which Newtek is considered to be the primary beneficiary of (as defined under FIN 46 and FIN 46R). All inter-company balances and transactions have been eliminated in consolidation. Currently, the Company is absorbing losses attributable to certain of its minority interest holders. Once these entities return to profitability, the losses will be restored to the Company prior to allocation of profits to minority interest holders.

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

All financial information included in the tables in the following footnotes are stated in thousands, except per share data.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

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

Income from tax credits: Following an application process, a state will notify a company that it has been certified as a Capco. The state then allocates an aggregate dollar amount of tax credits to the Capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the Capco. The Capco is legally entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements and corresponding non-recapture percentages. At June 30, 2007, as summarized earlier in this note, the Company had Capcos in seven states and the District of Columbia. Each statute requires that the Capco invest a threshold percentage of Certified Capital in Qualified Businesses within the time frames specified. As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco program. Such a disqualification, or “decertification” as a Capco results in a recapture of all or a portion of the allocated tax credits; the proportion of the recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks.

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

Sales and Servicing of SBA Loans: NSBF originates loans to customers under the SBA program that generally provides for SBA guarantees of 50% to 85% of each loan, subject to a maximum guarantee amount. NSBF sells the guaranteed portion of each loan to a third party and generally retains the unguaranteed principal portion in its own portfolio. A gain is recognized on these loans through collection on sale of a premium over the adjusted carrying value. Commencing on January 1, 2007, gain on sale of the guaranteed portion of the loans is recognized at the date of settlement, under the terms of Statement of Financial Accounting Standards (“SFAS”) No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” and are recorded as a component of servicing fee and premium income in the condensed consolidated statements of operations. Prior to January 1, 2007, gain on sale of the guaranteed portion of loans was recognized under the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” a replacement of FASB Statement No. 125.

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

Investments

U.S. Treasury Notes and Marketable Securities

The Company accounts for U.S. Treasury notes and other marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase. The Company invests excess cash not required for use in operations primarily in high credit quality securities that the Company believes bear minimal risk. These investments include money market funds and auction rate securities. Rates on these securities typically reset every 7 or 28 days. The underlying security of auction rate securities have a final maturity extending to fiscal 2038. The Company has not experienced any losses due to institutional failure or bankruptcy. In determining the cost basis, the Company accounts for the realized gains and losses on the sale of its available-for-sale securities, on both the specific identification and average cost methods. Realized gains and losses are included in other income (expense). As of June 30, 2007 all of the Company’s investments in marketable securities were classified as available-for-sale and, as a result, were reported at fair value.

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

Stock - Based Compensation

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

As of June 30, 2007, the Company had two share-based compensation plans. The compensation cost that has been charged against income for those plans was $52,000 and $171,000, for the three and six months ended June 30, 2007, respectively, and is included in consulting, payroll and benefits in the accompanying condensed consolidated statements of operations. The total income tax benefit recognized in the consolidated statement of operations for share-based compensation arrangements was $21,000 and $68,000, for the three and six months ended June 30, 2007, respectively.

A summary of stock option activity under the 2000 and 2003 Plans as of June 30, 2007 and changes during the period then ended is presented below:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2006	1,738	$3.18
Granted	—	—
Exercised	(90)	$1.57		$79,200
Cancelled	(241)	$3.55

Outstanding June 30, 2007	1,407	$3.22	4.64	$943,000
Exercisable June 30, 2007	1,357	$3.27	4.76	$943,000

There were no options granted during the six months ended June 30, 2007 and 2006.

A summary of the status of Newtek’s non-vested restricted shares as of June 30, 2007 and changes during the period then ended is presented below:

Non-vested Restricted Shares	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2006	91	$2.53
Granted	63	$2.07
Vested	(53)	$2.49
Forfeited	(1)	$3.63

Non-vested at June 30, 2007	100	$2.21

In the six months ended June 30, 2007, Newtek granted four employees an aggregate of 52,588 shares of restricted stock valued at $105,000. Additionally, pursuant to the terms of the Company’s directors’ compensation program, but not pursuant to the two share-based compensation plans discussed above, the Company issued to its four independent directors a total of 24,147 unregistered common shares with a market valuation as of that date of $46,000. The shares were issued in exchange for the services of the directors on the Board of Directors and its committees in reliance on Section 4(2) of the Securities Act of 1933, as amended. The grants vest between 3 and 28 months. Additionally, the Company granted an officer 10,121 shares, valued at $25,000 which immediately vested. The fair market values of these grants were determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested.

As of June 30, 2007, there was $149,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized ratably through the year ending December 31, 2009.

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

New Accounting Pronouncements

The Company adopted FASB Statement of Financial Accounting Standards No. 156 (SFAS No. 156) Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140, on January 1, 2007. SFAS No. 156 requires the recognition of a servicing asset or servicing liability when entering into a servicing contract to service a financial asset and requires all separately recognized servicing assets and liabilities to be initially measured at fair value. Further SFAS No. 156 permits a choice of subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities between the current amortization method and the fair value measurement method. At initial adoption, SFAS No. 156 permits a one time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided the securities are identified in some manner as offsetting the exposure to changes in fair value of servicing assets or servicing liabilities that are subsequently measured at fair value. Finally, SFAS No. 156 requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company did not elect to subsequently measure any of our servicing rights at fair value or reclassify any AFS securities to trading. The prospective aspects of SFAS 156 did not and are not expected to have a material impact on our consolidated financial statements.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.

We may from time to time be assessed interest and/or penalties by major taxing jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the statement of operations as other general and administrative costs.

NOTE 3 – DIVESTITURE:

In October 2006, the Company decided to discontinue one of its businesses included in the “All other” segment. The results of the discontinued business have been included in discontinued operations in the consolidated statement of operations in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Summarized results of the Company’s discontinued operations are as follows for the six months ended June 30:

(In thousands):	2007	2006
Total revenues	$335	$1,573
Total expenses	(1,100)	(932)

(Loss) income before provision for income taxes	(765)	641
Benefit (provision) for income taxes	274	(285)

(Loss) income from discontinued operations, net of taxes	$(491)	$356

The properties were sold in February and March 2007. Gross proceeds from the sales and insurance recoveries were $1,572,000 and the gain on the sale was $198,000.

NOTE 4 – SBA LOANS:

SBA Loans are primarily concentrated in the hotel and motel, and restaurant industries. Below is a summary of the activity in the SBA loan receivable balance, net of SBA loan loss reserves for the six months ended June 30, 2007 (In thousands):

Balance at December 31, 2006	$27,746
Loans originated for investment	4,537
Payments received	(3,992)
Loans held for investment, reclassified as held for sale	(1,857)
Loans foreclosed into real estate owned	(36)
Provision for loan losses	(372)
Discount on loan originations, net	(28)

Balance at June 30, 2007	$25,998

Below is a summary of the activity in the reserve for loan losses balance for the six months ended June 30, 2007 (In thousands):

Balance at December 31, 2006	$2,332
Loan loss provision	371
Recoveries	22
Loan charge-offs	(127)

Balance at June 30, 2007	$2,598

Below is a summary of the activity in the SBA loans held for sale for the six months ended June 30, 2007 (In thousands):

Balance at December 31, 2006	$1,786
Loan originations for sale	14,284
Loans held for investment, reclassified as held for sale	1,857
Loans sold	(15,564)

Balance at June 30, 2007	$2,363

All loans are priced at the prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with the Company. As of June 30, 2007 and December 31, 2006, net SBA loans receivable held for investment with adjustable interest rates amounted to $25,371,000 and $26,815,000, respectively.

For the six months ended June 30, 2007 and 2006, the Company funded approximately $18,821,000 and $21,675,000 in loans and sold approximately $13,707,000 and $14,326,000 of the guaranteed portion of the loans, respectively.

The outstanding balances of loans past due ninety days or more and still accruing interest as of June 30, 2007 and December 31, 2006 amounted to $49,000 and $516,000, respectively.

As of June 30, 2007 and December 31, 2006, total impaired non-accrual loans amounted to $5,661,000 and $5,293,000, respectively. For the six months ended June 30, 2007 and for the year ended December 31, 2006, the average balance of impaired non-accrual loans was $5,656,000 and $4,507,000, respectively. Approximately $1,508,000 and $1,036,000, respectively, of the allowance for loan losses were allocated against such impaired nonaccrual loans in accordance with SFAS 114 “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statement No. 5 and 15”. The following is a summary of SBA loans held for investment as of:

(In thousands):	June 30, 2007	December 31, 2006
Due in one year or less	$8	$15
Due between one and five years	1,526	1,585
Due after five years	28,739	30,127

Total	30,273	31,727
Less : Allowance for loan losses	(2,598)	(2,332)
Less: Deferred origination fees, net	(1,677)	(1,649)

Balance (net)	$25,998	$27,746

NOTE 5 – INVESTMENTS IN QUALIFIED BUSINESSES:

HELD TO MATURITY DEBT INVESTMENTS—Summary (In thousands)

Total
Principal outstanding at December 31, 2006	$5,301
Return of principal	(1,332)
Consolidation of CDS pursuant to FIN 46R	(2,050)

Principal outstanding at June 30, 2007	$1,919

COST INVESTMENTS—Summary (In thousands)

Total cost investments at December 31, 2006	$542
Return of investments	(38)

Total cost investments at June 30, 2007	$504

The Company has not guaranteed any obligation of these investees and the Company is not otherwise committed to provide further financial support for the investees. However, from time-to-time, the Company may decide to provide such additional financial support which, as of June 30, 2007 was zero. Should the Company determine that an impairment exists upon its periodic review, and it is deemed to be other than temporary, the Company will reduce the recorded value of the asset to its estimated fair value and record a corresponding charge in the condensed consolidated statements of operations.

NOTE 6 – SERVICING ASSETS:

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

The changes in the value of the Company’s servicing rights for the six months ended June 30, 2007 were as follows:

(In thousands):
Balance at December 31, 2006	$3,252
Servicing assets capitalized	504
Servicing assets amortized	(479)

Balance at June 30, 2007	3,277

Reserve for impairment of servicing assets:
Balance at December 31, 2006	(261)
Additions	—

Balance at June 30, 2007	(261)

Balance at June 30, 2007 (net of reserve)	$3,016

The estimated fair value of capitalized servicing rights was $3,016,000 and $2,991,000 at June 30, 2007 and December 31, 2006, respectively. The estimated fair value of servicing assets at both balance sheet dates was determined using a discount rate of 13.3%, weighted average prepayment speeds ranging from 1% to 23%, depending upon certain characteristics of the loan portfolio, a weighted average life of 3.3 years, and an average default rate of 3%.

The unpaid principal balances of loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $156,414,000 and $163,277,000 as of June 30, 2007 and December 31, 2006, respectively.

NOTE 7 – GOODWILL/CONSOLIDATION OF CDS BUSINESS SERVICES, INC:

In January 2007, it was determined that the Company would consolidate one of its qualified investments, CDS Business Services, Inc. (“CDS”) under the provisions of FIN 46 (R). At the time of consolidation, the opening balance sheet of CDS was as follows (inclusive of intercompany accounts):

(In thousands):
Cash	$233
Restricted cash	2,050
Accounts receivable, net	3,579
Prepaid expenses and other assets	94
Intangible assets, net	800

Total assets	6,756

Accounts payable and accrued expenses	3,127
Notes payable	6,109

Total liabilities assumed	9,236

Goodwill recognized	$2,480

The difference between the assets and liabilities has been recorded as goodwill. The Company’s purchase price allocations are preliminary and have not been finalized.

NOTE 8 – BANK NOTES PAYABLE:

In February 2007, CDS Business Services, Inc., one of the Company’s FIN 46 subsidiaries, closed a two year $10,000,000 line of credit with Wells Fargo. This new facility will be used to purchase receivables and for other working capital purposes. As of June 30, 2007, CDS had $1,912,000 outstanding on the line of credit. The interest rate is prime plus 2% with interest on the line being paid monthly in arrears and on a minimum outstanding line balance of $2,000,000. Total interest expense for the six months ended June 30, 2007 was approximately $84,000. The line is collateralized by the receivables purchased, as well as all other assets of the company. Through June 30, 2007, CDS has capitalized $148,000 of deferred financing costs attributable to the Wells Fargo line. Such costs are being amortized over two years and are included in prepaid expenses and other assets in the accompanying consolidated balance sheet. Amortization for the six months ended June 30, 2007 was $25,000. The agreement includes such financial covenants as minimum tangible net worth, minimum quarterly net income and minimum quarterly net cash flow.

NOTE 9 – COMMON STOCK:

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

Pursuant to the terms of the Company’s directors’ compensation program, during the six months ended June 30, 2007, Newtek issued an aggregate of 44,683 unregistered common shares to the board of directors, valued at $92,000. The fair market values of these grants were determined using the average of the high and low price for the three days preceding the grant date.

NOTE 10 – TREASURY STOCK:

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

In March 2006, the Newtek Board of Directors adopted a stock buy-back program authorizing management to enter the market to re-purchase up to 1,000,000 of the Company's common shares. During the three months ended June 30, 2007, the Company purchased an additional 12,265 treasury shares under that authorization.

NOTE 11 – EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common share equivalents is included in the calculation of diluted earnings (loss) per share only when the effect of their inclusion would be dilutive.

The calculations of earnings (loss) per share were:

(In thousands except per share data):	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Numerator:
Numerator for basic and diluted EPS—loss from continuing operations	$(2,101)	$(2,346)	$(4,795)	$(5,371)
Numerator for basic and diluted EPS—(loss) income from discontinued operations	(286)	59	(491)	356

Numerator for basic and diluted EPS—loss available to common shareholders	$(2,387)	$(2,287)	$(5,286)	$(5,015)

Denominator:
Denominator for basic and diluted EPS—weighted average shares	35,868	34,696	35,720	34,765
Net loss per share from continuing operations: Basic and diluted	$(0.06)	$(0.07)	$(0.13)	$(0.15)
Net (loss) income per share from discontinued operations: Basic and diluted	(0.01)	0.00	(0.02)	0.01

Loss per share: Basic and diluted	$(0.07)	$(0.07)	$(0.15)	$(0.14)

The amount of anti-dilutive shares/units excluded from above is as follows:

Stock options and restricted stock	873	1,748	823	1,748
Warrants	216	216	216	216
Contingently issuable shares	583	861	583	861

NOTE 12 – SUBSEQUENT EVENT:

On July 1, 2007, Business Connect, LLC, a Texas limited liability company which is an investment of Wilshire Texas Partners, LLC, a Texas Capco, purchased a merchant processing credit card portfolio with approximately 1,050 customers from Axeus Services, Inc. for a purchase price of $2,150,000. This portfolio has annual processing volume of approximately $47 million.

In July 2007, the Company relocated its web hosting business. In accordance with FAS 146, the Company is evaluating whether or not a liability is required in connection with its lease on its former location. Management believes that the cost of this relocation, including the abandonment of its existing facility, will not have a material impact on the Company’s consolidated financial position and results of operations.

NOTE 13 – SEGMENT REPORTING:

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

The web hosting segment consists of CrystalTech, acquired in July 2004. CrystalTech’s revenues are derived primarily from web hosting services and set up fees. CrystalTech generates expenses such as professional fees, payroll and consulting, and depreciation and amortization, which are included in the respective caption on the accompanying condensed consolidated statements of operations, as well as licenses and fees, rent, and general office expenses, all of which are included in other general and administrative costs caption in the respective caption on the condensed consolidated statements of operations.

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

Management has considered the following characteristics when making its determination of its operating and reportable segments:

•	the nature of the product and services,

•	the type or class of customer for their products and services,

•	the methods used to distribute their products or provide their services, and

•	the nature of the regulatory environment, for example, banking, insurance, or public utilities.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

(In thousands)

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the six months ended June 30, 2007	For the six months ended June 30, 2006
Third Party Revenue
Electronic payment processing	$13,070	$10,561	$25,627	$20,037
Web hosting	3,950	3,317	7,838	6,520
SBA lending	2,609	2,361	4,924	4,483
Capcos	1,720	2,376	3,356	3,944
All other	2,188	781	3,707	1,656
Corporate activities	1,106	1,244	2,232	2,507

Total reportable segments	24,643	20,640	47,684	39,147

Eliminations	(1,232)	(1,214)	(2,464)	(2,575)

Consolidated Total	$23,411	$19,426	$45,220	$36,572

Inter-Segment Revenue
Electronic payment processing	$117	$100	$229	$184
Web hosting	49	17	95	32
SBA lending	—	—	—	—
Capcos	651	317	1,152	637
All other	236	459	440	648
Corporate activities	679	538	1,258	1,069

Total reportable segments	1,732	1,431	3,174	2,570

Eliminations	(1,732)	(1,431)	(3,174)	(2,570)

Consolidated Total	$—	$—	$—	$—

Income (loss) before benefit for income taxes and discontinued operations
Electronic payment processing	$865	$723	$1,704	$1,137
Web hosting	999	1,048	2,023	2,051
SBA lending	217	(102)	210	(158)
Capcos	(3,333)	(3,185)	(6,872)	(7,327)
All other	199	(707)	(173)	(1,543)
Corporate activities	(1,765)	(1,237)	(3,776)	(2,252)

Totals	$(2,818)	$(3,460)	$(6,884)	$(8,092)

Depreciation and Amortization
Electronic payment processing	$442	$355	$890	$639
Web hosting	801	614	1,555	1,172
SBA lending	399	414	779	810
Capcos	13	47	28	52
All other	88	58	159	131
Corporate activities	60	39	120	78

Totals	$1,803	$1,527	$3,531	$2,882

	As of June 30, 2007	As of December 31, 2006
Identifiable assets
Electronic payment processing	$13,066	$12,302
Web hosting	14,485	14,687
SBA Lending	38,595	39,028
Capcos	133,654	146,992
All other	23,070	21,220
Corporate activities	4,466	6,508

Consolidated total	$227,336	$240,737

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

We are a direct distributor of business services to the small and medium-sized business market through our wholly and majority owned subsidiaries. Our target market represents a very significant marketplace in the United States gross domestic product or GDP. According to statistics published by the U.S. Small Business Administration, approximately 51% of the GDP in the United States comes from small-to medium-size businesses and 99% of businesses in the United States which have one or more employees fit into this market segment. As of June 30, 2007, we had over 79,000 business accounts. We use state of the art Web-based proprietary technology to be a low cost acquirer and provider of products and services to our small and medium- size business clients. We partner with AIG, Merrill Lynch, Morgan Stanley, UBS, IntegraSys - a Fiserv Company, the Credit Union National Association with its 8,700 credit unions and 80 million members, the Navy Federal Credit Union with 2.7 million members, PSCU Financial Services, Inc., the nation's largest credit union service organization, General Motors Minority Dealers Association and Daimler Chrysler Minority Dealers Association, all of whom have elected to offer certain of our business services and financial products rather than provide some or all of them directly for their customers. We have deemphasized our Capco business in favor of growing our operating businesses and do not anticipate creating any new Capcos in the foreseeable future.

The Company’s reportable business segments are:

Electronic Payment Processing: Marketing, credit card processing and check approval services.

Web Hosting: CrystalTech Web Hosting, Inc., which offers shared and dedicated web hosting and related services.

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

Comparison of the three months ended June 30, 2007 and June 30, 2006

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

Revenues increased by $3,985,000, or 21%, to $23,411,000 for the three months ended June 30, 2007, from $19,426,000 for the three months ended June 30, 2006 primarily due to the increase in revenues in the Electronic payment processing, Web hosting, and All other segments of $2,509,000, $633,000 and $1,506,000 respectively.

Interest income is generated from SBA lending activities, excess cash balances that are invested in money market accounts, U.S. Treasury notes, non-cash accretions of structured insurance product and on held to maturity investments. The following table details the changes in these different forms of interest income:

(In thousands)	2007	2006	Change
SBA lending	$1,023	$992	$31
Other interest income	523	931	(408)

	$1,546	$1,923	$(377)

Other income increased by $1,866,000, or 837%, to $2,089,000 for the three months ended June 30, 2007 from $223,000 for the three months ended June 30, 2006 primarily due to the gain on the sale and recoveries of investments in qualified businesses of $1,032,000 and the consolidation of CDS Business Services, Inc. which produced revenues of $476,000 for the first time this period. Other income generally represents revenues from entities that cannot be aggregated into any of our other major operating segments.

Consulting, payroll and benefits increased by $1,149,000, or 28%, to $5,224,000 for the three months ended June 30, 2007 from $4,075,000 for the three months ended June 30, 2006 primarily due to the increasing employee headcount.

Changes in interest expense are summarized as follows:

(In thousands)	2007	2006	Change
Capco interest expense	$3,016	$3,320	$(304)
SBA lending	472	612	(140)
Other interest expense	126	645	(519)

	$3,614	$4,577	$(963)

The decrease in Capco interest expense relates to the decrease in the principal outstanding on the notes payable to AI Credit from $7,312,000 as of June 30, 2006, to $1,019,000 as of June 30, 2007. The decrease in SBA interest expense is attributable to the decrease in bank notes payable from $22,009,000 at June 30, 2006 to $16,696,000 at June 30, 2007. The decrease in other interest expense is primarily attributable the decrease in principal outstanding on the note payable to TICC.

Professional fees increased by $309,000, or 16%, to $2,183,000 for the three months ended June 30, 2007 from $1,874,000 for the three months ended June 30, 2006 primarily due to increased residual payments to independent sales agents and offices offset by a decrease in audit fees.

Depreciation and amortization expense increased by $276,000, or 18%, to $1,803,000 for the three months ended June 30, 2007 from $1,527,000 for the three months ended June 30, 2006. This is due to the purchase of $2,958,000 of fixed assets during the twelve months ended March 31, 2007.

Insurance expense increased by $33,000, or 4%, to $873,000 for the three months ended June 30, 2007 from $840,000 for the three months ended June 30, 2006.

Other general and administrative costs (consisting of occupancy, selling, general and administrative) increased by $429,000, or 19%, to $2,729,000 for the three months ended June 30, 2007 from $2,300,000 for the three months ended June 30, 2006. The increase in overall other general and administrative costs relates to additional expenses incurred in connection with the growth of our business and head count.

Income (loss) from discontinued operations, net of taxes, decreased by $345,000, to a loss of $286,000 for the three months ended June 30, 2007 from income of $59,000 for the three months ended June 30, 2006. Discontinued operations are related to Phoenix Development Group, LLC, a Capco investment made during the fourth quarter of 2005 which provided services in connection with the reconstruction of New Orleans, primarily in the form of temporary housing and related services. Total revenues from discontinued operations decreased by $540,000, to $17,000 for the three months ended June 30, 2007 from $557,000 for the three months ended June 30, 2006. This was offset by an increase in minority interest of $21,000, to $33,000 in 2007 from $12,000 in 2006, and an increase in the (provision) benefit for income taxes of $216,000, to $169,000 in 2007 from $(47,000) in 2006.

The effective tax benefit for the three months ended June 30, 2007 and 2006 was 25% and 32%, respectively. No tax benefit was recorded for the losses of NSBF (in both 2007 and 2006) and CDS Business Services, Inc. (2007 only), as those subsidiaries are not included in the consolidated tax group. There were no material permanent differences in either year.

Net loss increased by $100,000, or 4%, to $2,387,000 for the three months ended June 30, 2007 from $2,287,000 for the three months ended June 30, 2006, due to the increase in revenue of $3,985,000, offset by an increase in total expenses of $3,302,000, and a decrease in minority interest of $41,000, offset by a decrease in the tax benefit of $397,000 and an decrease in discontinued operations of $345,000.

Comparison of the six months ended June 30, 2007 and June 30, 2006

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

Revenues increased by $8,648,000, or 24%, to $45,220,000 for the six months ended June 30, 2007, from $36,572,000 for the six months ended June 30, 2006 primarily due to the increase in revenues in the Electronic payment processing, Web hosting and All other segments of $5,590,000, $1,318,000 and $2,051,000, respectively.

Interest is generated from SBA lending activities, excess cash balances that are invested in money market accounts, U.S. Treasury notes, federal government backed securities mutual funds, etc., non-cash accretions of structured insurance product and on held to maturity investments. The following table details the changes in these different forms of interest:

(In thousands)	2007	2006	Change
SBA lending	$1,955	$1,835	$120
Other interest income	1,083	1,501	(418)

	$3,038	$3,336	$(298)

Other income increased by $2,568,000, or 345%, to $3,313,000 for the six months ended June 30, 2007 from $745,000 for the six months ended June 30, 2006 primarily due to the gain on the sale of an investment in a qualified business and the consolidation of CDS Business Services, Inc for the first time this period. Other income generally represents revenues from entities that cannot be aggregated into any of our other major operating segments.

Consulting, payroll and benefits increased by $2,616,000, or 32%, to $10,737,000 for the six months ended June 30, 2007 from $8,121,000 for the six months ended June 30, 2006 primarily due to the increasing employee headcount.

Changes in interest expense by segment are summarized as follows for the six months ended June 30:

(In thousands)	2007	2006	Change
Capco interest expense	$6,146	$6,663	$(517)
SBA lending	929	1,124	(195)
Other interest expense	261	1,098	(837)

	$7,336	$8,885	$(1,549)

The decrease in Capco interest expense relates to the decrease in the principal outstanding on the notes payable to AI Credit from $7,312,000 as of June 30, 2006, to $1,019,000 as of June 30, 2007. The decrease in SBA interest expense is attributable to the decrease in bank notes payable from $22,009,000 at June 30, 2006 to $16,696,000 at June 30, 2007. The decrease in other interest expense is primarily attributable the decrease in principal outstanding on the note payable to TICC

Professional fees increased by $74,000, or 4%, to $4,002,000 for the six months ended June 30, 2007 from $3,928,000 for the six months ended June 30, 2006 primarily due to increased residual payments to independent sales agents and offices offset by a decrease in audit fees.

Depreciation and amortization expense increased by $649,000, or 23%, to $3,531,000 for the six months ended June 30, 2007 from $2,882,000 for the six months ended June 30, 2006. This is due to the purchase of $2,958,000 of fixed assets during the twelve months ended March 31, 2007.

Insurance expense decreased by $17,000, or 0.36%, to $1,686,000 for the six months ended June 30, 2007 from $1,703,000 for the six months ended June 30, 2006.

Other general and administrative costs (consisting of occupancy, selling, general and administrative) increased by $1,337,000, or 29%, to $5,996,000 for the six months ended June 30, 2007 from $4,659,000 for the six months ended June 30, 2006. The increase in overall other general and administrative costs relates to additional expenses incurred in connection with the growth of our business and head count.

Income (loss) from discontinued operations, net of taxes, decreased by $847,000, to a loss of $491,000 for the six months ended June 30, 2007 from income of $356,000 for the six months ended June 30, 2006. Discontinued operations are related to Phoenix Development Group, LLC, a Capco investment made during the fourth quarter of 2005 which provided services to and reconstruction of New Orleans, primarily in the form of temporary housing and related services. Total revenues from discontinued operations decreased by $1,238,000, to $335,000 for the six months ended June 30, 2007 from $1,573,000 for the six months ended June 30, 2006. This was offset by an increase in total expenses of $156,000 to $1,015,000 for the six months ended June 30, 2007 from $860,000 for the six months ended June 30, 2006, an increase in minority interest by $13,000, to $84,000 in 2007 from $71,000 in 2006, and an increase in the (provision) benefit for income taxes of $559,000, to $274,000 in 2007 from $(285,000) in 2006.

The effective tax benefit for the six months ended June 30, 2007 and 2006 was 30% and 34%, respectively. No tax benefit was recorded for the losses of NSBF (in both 2007 and 2006) and CDS Business Services, Inc. (2007 only), as those subsidiaries are not included in the consolidated tax group. There were no material permanent differences in either year.

Net loss increased by $270,000, or 5%, to $5,286,000 for the six months ended June 30, 2007 from $5,015,000 for the six months ended June 30, 2006, due to the increase in revenue of $8,648,000, offset by an increase in total expenses of $7,289,000, and a decrease in minority interest of $150,000, offset by a decrease in the tax benefit of $631,000 and an decrease in discontinued operations of $848,000.

The results of the Company’s reportable segments for the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006 are discussed below.

Electronic Payment Processing

For the three months ended June 30, 2007 and 2006:

(In thousands):	2007	2006	$ Change	% Change
Revenue	$13,070	$10,561	$2,509	24%
Expenses	(12,205)	(9,838)	(2,367)	(24)%

Income from continuing operations before benefit for income taxes and discontinued operations	$865	$723	$142	20%

Revenues increased by $2,509,000 to $13,070,000 due to a $2,503,000 increase in electronic payment processing revenue and a $6,000 increase in interest and other income. All of the increase in electronic payment processing revenue was due to organic sales growth. Gross total processing volume increased 38% to $582,871,000 for the three months ended June 30, 2007, from $423,455,000 for the three months ended June 30, 2006.

Expenses increased by $2,367,000 to $12,205,000 due primarily to a $2,099,000 increase in electronic payment processing costs, a $221,000 increase in professional fees, which consist principally of residual payments to independent sales agents and offices, and an $88,000 increase in depreciation and amortization. The increase in electronic payment processing costs correlates to the significant increase in revenue coupled with an increase in higher volume customers which generate higher costs as a percentage of revenue.

For the six months ended June 30, 2007 and 2006:

(In thousands):	2007	2006	$ Change	% Change
Revenue	$25,627	$20,037	$5,590	28%
Expenses	(23,923)	(18,900)	(5,023)	(27)%

Income from continuing operations before benefit for income taxes and discontinued operations	$1,704	$1,137	$567	50%

Revenues increased by $5,590,000 to $25,627,000 due to a $5,588,000 increase in electronic payment processing revenue and a $2,000 increase in interest and other income. The $5,588,000 increase in electronic payment processing revenue was almost entirely due to an increase in organic sales growth. Gross total processing volume increased by 29% to $1,214,907,000 for the six months ended June 30, 2007, from $945,087,000 for the six months ended June 30, 2006.

Expenses increased by $5,023,000 to $23,923,000 due primarily to a $4,162,000 increase in electronic payment processing costs, a $542,000 increase in professional fees, which consist principally of residual payments to independent sales agents and offices, a $251,000 increase in depreciation and amortization, and a $129,000 increase in consulting, payroll and benefits. The increase in electronic payment processing costs correlates to the significant increase in revenues coupled with an increase in higher volume customers which generate higher costs as a percentage of revenue.

Web Hosting

For the three months ended June 30, 2007 and 2006:

(In thousands):	2007	2006	$ Change	% Change
Revenue	$3,950	$3,317	$633	19%
Expenses	(2,951)	(2,269)	(682)	(30)%

Income from continuing operations before benefit for income taxes and discontinued operations	$999	$1,048	$(49)	(5)%

Revenue is derived primarily from monthly recurring fees from hosting dedicated and shared websites.

Web hosting revenues increased by $633,000, or 19%, to $3,950,000 for the three months ended June 30, 2007 from $3,317,000 for the three months ended June 30, 2006. The increase in revenue is due to the overall increase in the number of customers the Company provided services to and an increase in dedicated hosting customers which generate higher revenue per customer.

The average number of total websites for the three months ended June 30, 2007 increased 20% to 62,000 from 52,000 for the three months ended June 30, 2006. The average number of dedicated websites, which generate a higher monthly fee, increased 42% to 2,000 in 2007, from 1,400 in 2006. The average number of shared websites increased 19% to 60,000, per month in 2007, from 50,000, in 2006.

The $682,000 increase in expenses in 2007 compared with 2006 was primarily due to a $234,000 increase in consulting, payroll and benefits, a $187,000 increase in depreciation and amortization, and a $402,000 increase in other expenses, offset, in part, by a $90,000 decrease in interest expense due to lower borrowings from TICC during 2007. Consulting, payroll and benefits increased due to additional personnel added to service the increased customer base and to extend the hours of operation in customer service. Depreciation and amortization increased due to additional capital expenditures of $2,174,000 over the past twelve months primarily for additional servers. Other expenses increased primarily due to $234,000 in additional software licenses required for additional servers, a $76,000 increase in rent and utilities related to a new space, and a $51,000 increase in marketing costs.

For the six months ended June 30, 2007 and 2006:

(In thousands):	2007	2006	$ Change	% Change
Revenue	$7,838	$6,520	$1,318	20%
Expenses	(5,815)	(4,469)	(1,346)	(30)%

Income from continuing operations before benefit for income taxes and discontinued operations	$2,023	$2,051	$(28)	(1)%

Revenue is derived primarily from monthly recurring fees from hosting dedicated and shared websites.

Web hosting revenue increased by $1,318,000, or 20%, to $7,838,000 for the six months ended June 30, 2007 from $6,520,000 for the six months ended June 30, 2006. The increase in revenue is due to the overall increase in the number of customers the Company provided services to and an increase in dedicated hosting customers which generate higher revenue per customer.

The average number of total websites increased 24% to 61,000 in 2007, from 50,000 in 2006. The average number of dedicated websites, which generate a higher monthly fee, increased 47%, to 1,900 per month in 2007, from 1,300 in 2006. The average number of shared websites increased 21% to 59,000, per month in 2007, from 49,000, in 2006.

The $1,346,000 increase in expenses for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily due to a $512,000 increase in consulting, payroll and benefits, a $383,000 increase in depreciation and amortization, and a $857,000 increase in other expenses, offset, in part, by a $324,000 decrease in interest expense due to lower principal outstanding on the TICC debt during 2007. Consulting, payroll and benefits increased due to additional personnel added to service the increased customer base and to extend the hours of operation in customer service. Depreciation and amortization increased due to additional capital expenditures of $2,174,000 over the past twelve months primarily for additional servers. Other expenses increased primarily due to $443,000 in additional software licenses required for additional servers, a $164,000 increase in rent and utilities and a $60,000 increase in marketing costs.

SBA Lending

For the three months ended June 30, 2007 and 2006:

(In thousands):	2007	2006	$ Change	% Change
Revenue	$2,609	$2,361	$248	11%
Expenses	(2,392)	(2,463)	71	3%

Income (loss) from continuing operations before benefit for income taxes and discontinued operations	$217	$(102)	$319	313%

Revenue is derived primarily from premium income generated by the sale of the guaranteed and unguaranteed portions of SBA loans, interest income on SBA loans and servicing fee income on SBA loans previously sold.

Premium income related to SBA loans increased by $34,000 to $797,000 for the three months ended June 30, 2007 from $763,000 for the three month period ended June 30, 2006. The increase in premium income was primarily attributable to the sale of loans previously classified as held for investment and the discount recognized thereon. In the three months ended June 30, 2007, NSBF sold $1,911,000 of loans previously classified as held for investment, for aggregate proceeds of $2,007,000. The carrying value above the amounts sold of $93,000 was recorded as premium income. Also, in connection with this sale, included in premium income for the three months ended June 30, 2007 is $133,000, representing the allocated portion of the remaining discount recorded at the time of loan origination, for total premium recognized of $226,000. In the three months ended June 30, 2006, NSBF sold $2,814,000 of loans previously classified as held for investment, for aggregate proceeds of $2,959,000. The carrying value above the amounts sold of $145,000 was recorded as premium income. Also, in connection with this sale, included in premium income for the three months ended June 30, 2007 is $21,000, representing the allocated portion of the remaining discount recorded at the time of loan origination, for total premium recognized of $166,000.

The increase in premium income discussed above was partially offset by NSBF selling $7,112,000 guaranteed loans in the three months ended June 30, 2007 as compared to $8,057,000 guaranteed loans sold in the same period for the prior year, a reduction of $945,000. As a result of the Company implementing the accounting principals under FAS156 which resulted in an increase in the premium recognized on a loan by loan basis, as compared with FAS140, this resulted in NSBF recognizing just $25,000 less in premium income for the three month period ended June 30, 2007 compared to the same period in 2006.

Servicing fee income related to SBA loans increased by $9,000 to $496,000 for the three months ended June 30, 2007 from $487,000 for the three month period ended June 30, 2006. The increase in servicing fee income was attributable to NSBF recognizing $92,000 in servicing income associated with the servicing of an SBA portfolio for a savings bank in New York. This increase was partially offset as a result of a decrease in the NSBF servicing portfolio year over year. The average portfolio in which we earned servicing fee income for the quarter ended June 30, 2007 was $133,341,000 compared with $148,831,000 at June 30, 2006.

Interest income increased by $31,000 due to an increase in the prime rate from 7.75% in the three months ending June 30, 2006 to 8.25% in the three months ending June 30, 2007, offset by the decrease in the average outstanding portfolio balance from $40,321,000 to $36,632,000 for the same period. Additionally, the company recognized an additional $33,000 in deferred loan origination costs as a result of an increase in prepays for the three month period ending June 30, 2007 as compared to the three month period ended June 30, 2006.

Other income increased by $174,000 to $293,000 for the three months ended June 30, 2007 from $119,000 for the same period in 2006. A majority of this increase was attributable to a recovery on a loan that was charged off several years ago under the old ownership of Commercial Capital Corp.

Expenses decreased by $71,000 in 2007 compared to 2006, primarily due to a decrease in interest expense, provision for loan loss and professional fees, offset by the write-down of the fair value of Other Real Estate Owned (OREO). Interest expense decreased by $140,000 as a result of a decrease in the average outstanding balance under the Company’s credit facility. The average outstanding balance in the three month period ended June 30, 2007 was $20,746,000 as compared with $25,305,000 in the same period in the prior year. Additionally, the fees being charged to the unused portion of the line decreased as a result of the 2nd amendment entered into in December 2006, reducing the overall line from $75,000,000 to $50,000,000. The provision for loan loss decreased by $30,000 as a result of the decrease in the NSBF retained loan receivable balance year over year. Professional fees decreased by $73,000 due to a reduction in audit and tax expense. As a result of incurring significant costs associated with maintaining its interests in OREO property the Company incurred total write downs of OREO property in the three month period ended June 30, 2007 of $183,000.

Management’s ongoing estimates of the allowance for loan losses are particularly affected by the changing composition of the loan portfolio over the last few years. The loans acquired from CCC in December 2002, which are more seasoned than those originated by NSBF, comprise 19% of total loans held for investment as of June 30, 2007. Other portfolio characteristics, such as industry concentrations and loan collateral, which also impacts management’s estimates of the allowance for loan losses, have also changed since the acquisition. The changing nature of the portfolio and the limited past loss experience on the newly originated portfolio has resulted in management’s estimates of the allowance for loan losses being based more on subjective factors and less on empirically derived loss rates. Such estimates could differ from actual results, which may have a material effect on the Company’s results of operations or financial condition.

For the six months ended June 30, 2007 and 2006:

(In thousands):	2007	2006	$ Change	% Change
Revenue	$4,924	$4,483	$441	10%
Expenses	(4,714)	(4,641)	(73)	(2)%

Income (loss) from continuing operations before benefit for income taxes and discontinued operations	$210	$(158)	$368	233%

Revenue is derived primarily from premium income generated by the sale of the guaranteed and unguaranteed portions of SBA loans, interest income on SBA loans and servicing fee income on SBA loans previously sold.

Premium income related to SBA loans increased by $136,000 to $1,513,000 for the six months ended June 30, 2007 from $1,377,000 for the six month period ended June 30, 2006. The increase in premium income was attributable to the Company implementing the accounting principals under FAS156 which resulted in an increase in the premium recognized, as compared with FAS140, on each loan sale. NSBF sold 64 guaranteed loans in the six months ended June 30, 2007, aggregating $13,707,000, with premium income recognized of $1,287,000, compared with 60 loans sold aggregating $14,326,000 in the same period for the prior year with premium income recognized of $1,211,000.

Additionally, in the six months ended June 30, 2007, NSBF sold $1,911,000 of loans previously classified as held for investment, for aggregate proceeds of $2,007,000. The carrying value above the amounts sold of $93,000 was recorded as premium income. Also, in connection with this sale, included in premium income for the six months ended June 30, 2007 is $133,000, representing the allocated portion of the remaining discount recorded at the time of loan origination, for total premium recognized of $226,000. In the six months ended June 30, 2006, NSBF sold $2,814,000 of loans previously classified as held for investment, for aggregate proceeds of $2,959,000. The carrying value above the amounts sold of $145,000 was recorded as premium income. Also, in connection with this sale, included in premium income for the six months ended June 30, 2007 is $21,000, representing the allocated portion of the remaining discount recorded at the time of loan origination, for total premium recognized of $166,000.

Servicing fee income related to SBA loans decreased by $46,000 from $986,000 for the six months ended June 30, 2006 to $940,000 for the six month period ended June 30, 2007. This decrease was attributable to a decrease in the NSBF servicing portfolio year over year. The average portfolio in which we earned servicing fee income for the six months ended June 30, 2007 was $136,095,000 compared with $149,533,000 for the six months ended June 30, 2006. This decrease was partially offset by NSBF recognizing $92,000 in servicing income associated with the servicing of an SBA portfolio for a savings bank in New York.

Interest income increased by $120,000 due to an increase in the weighted average prime rate from 7.50% in the six months ending June 30, 2006 to 8.25% in the six months ending June 30, 2007, offset by the decrease in the average outstanding portfolio balance from $39,524,000 to $37,492,000 for the same period. Additionally, the company recognized an additional $83,000 in deferred loan origination costs as a result of an increase in prepays for the six month period ending June 30, 2007 as compared to the six month period ended June 30, 2006.

Other income increased by $231,000 to $516,000 for the three months ended June 30, 2007 from $285,000 for the same period in 2006. A majority of this increase was attributable to a recovery on a loan that was charged off several years ago under the old ownership of Commercial Capital Corp. as well as an additional $59,000 of income being recognized in connection with the recovery of expenses associated with the sale of OREO properties.

Expenses increased by $73,000 in 2007 compared to 2006, primarily due to an increase in other general and administrative costs, specifically the write-down of the fair value of Other Real Estate Owned (OREO) as well as an increase in salary and benefits. As a result of incurring significant costs associated with maintaining its interests in OREO property the Company incurred total write downs of OREO property in the six month period ended June 30, 2007 of $246,000. Salary and benefits increased by $110,000 as a result of employees being hired at a more experienced level, thus requiring a higher salary. These additional costs were offset by the reduction in interest expense and professional fees. Interest expense decreased by $194,000 as a result of a decrease in the average outstanding balance under the Company’s credit facility. The average outstanding balance in the six month period ended June 30, 2007 was $20,246,000 as compared with $24,389,000 in the same period in the prior year. Additionally, the fees being charged to the unused portion of the line decreased as a result of the 2nd amendment entered into in December 2006, reducing the overall line from $75,000,000 to $50,000,000. Professional fees decreased by $156,000 due to a reduction in audit and tax accruals.

Capco

For the three months ended June 30, 2007 and 2006:

(In thousands):	2007	2006	$ Change	% Change
Revenue	$1,720	$2,376	$(656)	(28)%
Expenses	(5,109)	(5,658)	549	10%

Loss from continuing operations before minority interest, benefit for income taxes and discontinued operations	(3,389)	(3,282)	(107)	(3)%
Minority interest	56	97	(41)	(42)%

Loss from continuing operations before benefit for income taxes and discontinued operations	$(3,333)	$(3,185)	$(148)	(5)%

Revenue is derived primarily from non-cash income from tax credits recorded when a Capco achieves defined investment percentage thresholds and from non-cash accretion of income from tax credits between the time the thresholds are achieved and the tax credits are utilized by the certified investor. Income from tax credits decreased by $702,000 to $1,320,000 for the three months ended June 30, 2007 from $2,022,000 for the three months ended June 30, 2006. Income from tax credits for the three months ended June 30 are as follows:

(In thousands):	2007	2006
From investment percentage thresholds	$—	$746
From accretion of income from thresholds	1,320	1,276

Total	$1,320	$2,022

Expenses consist primarily of non-cash accretion of interest expense and the amortization of the prepaid insurance purchased at the funding date. Expenses for the three months ended June 30 are as follows:

(In thousands):	2007	2006
Accretion of interest expense	$3,019	$3,320
Amortization of prepaid insurance	740	740

Total	$3,759	$4,060

In summary, the non-cash loss which is represented by the income from tax credits, less interest expense and amortization of prepaid insurance, for the three months ended June 30 is as follows:

(In thousands):	2007	2006
Non-cash loss	$(2,439)	$(2,038)

In addition, other interest relating to notes payable – AI Credit, totaling $0 and $194,000, was incurred in the three month periods ended June 30, 2007 and 2006, respectively, and management fees, which were payable to Newtek and included as revenue in the corporate activities segment, totaled $1,117,000 and $1,361,000, for the three month periods ended June 30, 2007 and 2006, respectively.

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

For the six months ended June 30, 2007 and 2006:

(In thousands):	2007	2006	$ Change	% Change
Revenue	$3,356	$3,944	(588)	(15)%
Expenses	(10,407)	(11,601)	1,194	10%

Loss from continuing operations before minority interest, benefit for income taxes and discontinued operations	(7,051)	(7,657)	606	8%
Minority interest	179	330	(151)	(46)%

Loss from continuing operations before benefit for income taxes and discontinued operations	$(6,872)	$(7,327)	$455	6%

Revenue is derived primarily from non-cash income from tax credits recorded when a Capco achieves defined investment percentage thresholds and from non-cash accretion of income from tax credits between the time the thresholds are achieved and the tax credits are utilized by the certified investor. Income from tax credits decreased by $659,000 to $2,621,000 for the six months ended June 30, 2007 from $3,280,000 for the six months ended June 30, 2006. Income from tax credits for the six months ended June 30 are as follows:

(In thousands):	2007	2006
From investment percentage thresholds	$—	$746
From accretion of income from thresholds	2,621	2,534

Total	$2,621	$3,280

Expenses consist primarily of non-cash accretion of interest expense and the amortization of the prepaid insurance purchased at the funding date. Expenses for the six months ended June 30 are as follows:

(In thousands):	2007	2006
Accretion of interest expense	$6,082	$6,663
Amortization of prepaid insurance	1,480	1,487

Total	$7,562	$8,150

In summary, the non-cash loss which is represented by the income from tax credits, less interest expense and amortization of prepaid insurance, for the six months ended June 30 is as follows:

(In thousands):	2007	2006
Non-cash loss	$(4,941)	$(4,870)

In addition, other interest relating to notes payable – AI Credit, totaling $64,000 and $312,000, was incurred during the six month periods ended June 30, 2007 and 2006, respectively, and management fees, which were payable to Newtek and included as revenue in the corporate activities segment, totaled $2,234,000 and $2,721,000, for the six month periods ended June 30, 2007 and 2006, respectively.

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

For the three months ended June 30, 2007 and 2006:

(In thousands):	2007	2006	$ Change	% Change
Revenue	$2,188	$781	$1,407	180%
Expenses	(1,990)	(1,488)	(502)	(34)%

Income (loss) from continuing operations before minority interest, benefit for income taxes and discontinued operations	198	(707)	905	128%
Minority interest	1	—	1	100%

Income (loss) from continuing operations before benefit for income taxes and discontinued operations	$199	$(707)	$906	128%

The revenue increase of $1,407,000 for the three months ended June 30, 2007, as compared with 2006, is primarily due to the consolidation of CDS Business Services, Inc. for the first time, which generated $474,000 of revenues for the quarter. Additionally, the Company recognized a gain on the sale of an investment in a qualified business of $907,000 and recoveries on previously written off investments in qualified businesses of $123,000. Insurance commissions increased by $19,000, or 10%, to $207,000 for the three months ended June 30, 2007 from $188,000 for the three months ended June 30, 2006.

Income (loss) before benefit for income taxes increased by $906,000 in 2007 to $199,000 from $(707,000) in 2006 primarily due to a gain on sale/recoveries of investments in qualified businesses of $1,032,000 and an overall decrease in losses from other entities included in the All other segment, offset by a loss from CDS Business Services, Inc. of $266,000 for the first time this quarter.

For the six months ended June 30, 2007 and 2006:

(In thousands):	2007	2006	$ Change	% Change
Revenue	$3,707	$1,656	$2,051	124%
Expenses	(3,881)	(3,199)	(682)	(21)%

Loss from continuing operations before minority interest, benefit for income taxes and discontinued operations	(174)	(1,543)	1,369	89%
Minority interest	1	—	1	100%

Loss from continuing operations before benefit for income taxes and discontinued operations	$(173)	$(1,543)	$1,370	89%

The revenue increase of $2,051,000 for the six months ended June 30, 2007 as compared with 2006, is primarily due to the consolidation of CDS Business Services, Inc. for the first time, which generated $1,026,000 of revenues for the period. Additionally, the Company recognized a gain on the sale of a qualified business of $907,000 and recoveries on previously written off investments of $123,000 and a one time gain on an investment of $229,000 for the six months ended June 30, 2007 as compared to a one time gain of $100,000 during the same period last year. Insurance commissions increased by $13,000, or 3%, to $445,000 for the six months ended June 30, 2007 from $432,000 for the six months ended June 30, 2006.

Loss before benefit for income taxes decreased by $1,370,000 in 2007 to $(173,000) from $(1,543,000) in 2006 primarily due to a loss from CDS Business Services, Inc. of $415,000 for the first time this year, offset by a gain on sale/recoveries of investments in qualified businesses of $1,032,000, a reduction of $534,000 of losses incurred in 2006 from Where Eagles Fly, a Washington D.C. Capco investment and an overall decrease in losses from other entities included in the All other segment

Corporate activities

For the three months ended June 30, 2007 and 2006:

(In thousands):	2007	2006	$ Change	% Change
Revenue	$1,106	$1,244	$(138)	(11)%
Expenses	(2,871)	(2,481)	(390)	(16)%

Loss from continuing operations before benefit for income taxes and discontinued operations	$(1,765)	$(1,237)	$(528)	(43)%

Revenue is derived primarily from management fees earned from the Capcos, which amount to 2.5% of certified capital. The management fee revenue is included in the segment revenues, but eliminated on the consolidated statement of operations. Management fee revenue totaled $1,086,000 and $1,221,000 for the three month period ended June 30, 2007 and 2006, respectively. If a Capco does not have current or projected cash sufficient to pay management fees then such fees are not accrued.

The decrease in management fee revenue of $135,000 for the three months ended June 30, 2007 as compared with the three months ended June 30, 2006 is primarily attributable to less management fees being accrued for two New York capcos totaling $244,000, offset in part by management fees being accrued in 2007 for the first time for one of our subsidiaries totaling $115,000 for the quarter.

The $522,000 increase in expenses in 2007 as compared to 2006 was primarily due to a $588,000 increase in consulting, payroll, and benefits, a $71,000 increase in other expenses, most of which are related to the consolidation of our New York City offices, offset, in part, by a $285,000 decrease in professional fees and a $45,000 decrease in insurance expense.

For the six months ended June 30, 2007 and 2006:

(In thousands):	2007	2006	$ Change	% Change
Revenue	$2,232	$2,507	$(275)	(11)%
Expenses	(6,008)	(4,759)	(1,249)	(26)%

Loss from continuing operations before benefit for income taxes and discontinued operations	$(3,776)	$(2,252)	$(1,524)	(68)%

Revenue is derived primarily from management fees earned from the Capcos, which amount to 2.5% of certified capital. The management fee revenue is included in the segment revenues, but eliminated on the consolidated statement of operations. Management fee revenue totaled $2,435,000 and $2,171,000 for the six month period ended June 30, 2007 and 2006, respectively. If a Capco does not have current or projected cash sufficient to pay management fees then such fees are not accrued.

The decrease in management fee revenue of $264,000 for the six months ended June 30, 2007 as compared with the six months ended June 30, 2006 is due to less management fees being accrued for two New York capcos totaling $487,000, offset in part by management fees being accrued in 2007 for the first time for one of our subsidiaries totaling $230,000 for the period.

The $1,249,000 increase in expenses in 2007 as compared to 2006 was primarily due to a $1,224,000 increase in consulting, payroll, and benefits, a $478,000 increase in other expenses which includes $106,000 of expenses related to the consolidation of our New York City offices, offset, in part, by a $472,000 decrease in professional fees and a $73,000 decrease in insurance expense.

A summary of the Company’s cash flows provided by (used in) operating activities by segment is as follows:

NEWTEK BUSINESS SERVICES INC. AND SUBSIDIARIES

Cash Flows from Operating Activities by Segment

For the six months ended June 30, 2007 (In thousands)

Business Services Segments
SBA Lending	Electronic Payment Processing	Web Hosting	All Other	Corporate Activities		Total Business Services Segments	CAPCO Segment	Eliminations	Total
$4,924	$25,627	$7,838	$3,707	$2,232	Net Revenue	$44,328	$3,356	$(2,464)	$45,220

4,714	23,923	5,815	3,880	6,008	Total Expenses and minority interest	44,340	10,228	(2,464)	52,104

210	1,704	2,023	(173)	(3,776)	Income (loss) before (provision) benefit for income taxes and discontinued operations	(12)	(6,872)	—	(6,884)

—	(519)	(904)	(289)	1,210	(Provision) benefit for income taxes	(502)	2,591	—	2,089

210	1,185	1,119	(462)	(2,566)	Income (loss) before discontinued operations	(514)	(4,281)	—	(4,795)

—	—	—	(491)	—	Discontinued operations, net of taxes	(491)	—	—	(491)

210	1,185	1,119	(953)	(2,566)	Net income (loss)	(1,005)	(4,281)	—	(5,286)

					Non-Cash:
—	—	—	—	—	Income from tax credits	—	(2,621)	—	(2,621)
—	519	763	14	(1,400)	Deferred income taxes	(104)	(2,591)	—	(2,695)
779	890	1,555	159	120	Depreciation and amortization	3,503	28	—	3,531
(504)	—	—	—	—	Capitalization of servicing assets	(504)	—	—	(504)
—	—	—	(1,032)	—	Gain on sale/recoveries of investments in qualified businesses	(1,032)	—	—	(1,032)
—	—	—	—	—	Accretion of interest expense	—	6,082	—	6,082
372	—	—	—	—	Provision for loan losses	372	—	—	372
(93)	—	—	—	—	Gain on sale of loans held for investment	(93)	—	—	(93)
59	—	5	90	257	Other non-cash – net	411	(280)	—	131

					Change in assets and liabilities:
(577)	—	—	—	—	SBA loans originated over proceeds from sale of SBA loans	(577)	—	—	(577)
—	—	—	—	—	Prepaid insurance	—	1,480	—	1,480
(1,757)	—	—	—	—	Restricted cash change	(1,757)	—	—	(1,757)
965	42	(213)	(1,020)	(83)	Other – net	(309)	(191)	—	(500)

$(546)	$2,636	$3,229	$(2,742)	$(3,672)	Net cash provided by (used in) operations	$(1,095)	$(2,374)	$—	$(3,469)

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

Liquidity and Capital Resources

(Dollars in thousands)

	For the Six Months Ended June 30,
	2007	2006
Net cash used in operating activities	$(3,469)	$(2,395)
Net cash (used in) provided by investing activities	9,555	14,553
Net cash (used in) provided by financing activities	(4,756)	(8,660)

Net increase in cash and cash equivalents	1,330	3,498

Cash and cash equivalents, beginning of period	26,685	23,940

Cash and cash equivalents, end of period	$28,015	$27,438

Cash requirements and liquidity needs in 2007 and the foreseeable future are primarily funded through our capacity to borrow from our $50 million GE line of credit to originate and warehouse the guaranteed and unguaranteed portion of loans of our SBA lending unit and available cash and cash equivalents. The availability of the lending facility is subject to the compliance with certain covenants and collateral requirements as set forth in the agreement. At June 30, 2007, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $28,015,000 and $5,311,000 available through the lending facility.

While Newtek is aware of the changing conditions occurring nationally in the residential real estate market, loans within the portfolio are typically repaid by the business’ cash flow and secured by business collateral and personal assets of the business owner and/or guarantors which may include residential real estate as supplemental collateral. Newtek believes its loan loss reserves, which are evaluated monthly on a loan by loan basis, along with its collateral monitoring practices are adequate. We follow the SBA standard operating procedure with respect to obtaining collateral on our loans. This typically includes all business assets and frequently includes personal assets of the owners and/or guarantors.

Our recent bids for the guaranteed portion of our loans have remained stable and the market for such portions remains active in the current environment. From time to time we may sell the un-guaranteed portion of our loans. We do not depend on such sales to fund our operations. Should the pricing for the un-guaranteed portions become less attractive and we elect not to sell them, funds available under our credit facility will be sufficient to permit us to make loans.

In addition, the Company held $2,950,000 in U.S. Treasury Notes which are classified as held for sale and could be converted to cash and cash equivalents. Restricted cash totaling $8,966,000 which is primarily held in the Capcos, can be used in managing and operating the Capcos, making qualified investments, to repay debt obligations and for the payment of income taxes.

Net cash provided by investing activities primarily includes the purchase or sale of fixed assets and customer accounts, activity regarding the unguaranteed portions of SBA loans and changes in restricted cash and investments. During 2007, cash was used to purchase $1,659,000 in fixed assets primarily to support increased customers in our web hosting segment and to acquire $166,000 in customer merchant accounts. A net increase in the unguaranteed portion of SBA loans increased cash by $1,529,000. We also received net proceeds of $4,066,000 through a reduction in restricted cash held by our Capcos, $1,370,000 from the return of investments in qualified businesses, $1,572,000 from the sale of asset held for sale and insurance recoveries, and proceeds of $492,000 from the sale of an investment in a qualified business.

Net cash used in financing activities primarily includes net repayments on notes payable of $3,693,000, net borrowings on bank notes payable of $2,954,000, and a $2,050,000 reduction in restricted cash in CDS.

Historically Newtek has funded its operations through the issuance of notes to insurance companies through the Capco programs. We are not anticipating any cash flow from new Capco programs for the foreseeable future. We believe our cash flow generated by our operating companies, available borrowing capacity, existing cash and cash equivalents, and other investments should provide adequate funds for continuing operations and principal and interest payments on our debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Because Newtek Small Business Finance, Inc., our SBA lender, borrows money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. The Company had $14,740,000 outstanding on the GE line of credit as of June 30, 2007. Interest rates on such notes are variable at prime plus 0.25 or base LIBOR plus 2.50%. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have the effect of a net increase (decrease) in assets by less than 1% for the second quarter of 2007. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could effect a net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

Additionally, we do not have significant exposure to changing interest rates on invested cash and cash equivalents, restricted cash and U.S. Treasury notes which was approximately $39,931,000 and $42,976,000 as of June 30, 2007 and December 31, 2006, respectively. The Company invests cash mainly in money market accounts and other investment-grade securities and does not purchase or hold derivative financial instruments for trading purposes.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material pending litigation. We and/or one or more of our investee companies are involved in lawsuits regarding wrongful termination claims by employees or consultants, none of which are individually or in the aggregate material to Newtek.

Item 2. Unregistered Sales of Equity Securities

(a) On June 26, 2007, pursuant to the terms of the Company’s directors’ compensation program, the Company issued to its four independent directors a total of 24,147 unregistered common shares with a market valuation as of that date of $46,128. The shares were issued in exchange for the services of the directors on the Board of Directors and its committees in reliance on Section 4(2) of the Securities Act of 1933, as amended.

(b) In March 2006, the Newtek Board of Directors adopted a stock buy-back program authorizing management to enter the market to re-purchase up to 1,000,000 of the Company's common shares. As of June 30, 2007, the Company purchased 43,765 treasury shares under that authorization.

The following table summarizes the repurchase of common stock under the stock buy-back program:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program
08-01-06 through 08-31-06	31,500	$1.70	31,500	968,500

04-01-07 through 04-30-07	12,265	$1.98	12,265	956,235

(1)	All shares were purchased pursuant to the publicly announced Stock Buy-Back Program, which was effective as of March 2006 and has no set expiration. We are authorized to purchase up to 1 million shares of our common stock under the Program.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) On May 30, 2007, we held our annual meeting of shareholders, at which there were present in person or by proxy 30,143,048, or 81.96%, of the outstanding common shares.

(b) All incumbent nominees for election as Class I directors were reelected to three year terms with votes as follows:

	FOR	WITHHELD
Salvatore F. Mulia	30,019,193	123,855

Jeffrey G. Rubin	30,020,193	122,455

(c) The shareholders also voted for and approved the ratification of the selection of J. H. Cohn LLP as our Independent Registered Public Accounting Firm for the Company for the year ending December 31, 2007. The vote was:

For:	30,062,086 votes
Against:	19,065 votes
Abstained:	32,260 votes

Item 6. Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated April 28, 2004, between Newtek Business Services, Inc., and CrystalTech Web Hosting, Inc. (including a listing of omitted schedules). (Incorporated by reference to Exhibit 2.1 to Newtek’s Report on Form 8-K dated April 30, 2004.)

3.1	Certificate of Incorporation of Newtek Business Services, Inc., as revised and restated through November 21, 2005. (Incorporated by reference to Exhibit 3.1 to Newtek’s Report on Form 10-K filed May 10, 2006.)

3.2	Bylaws of Newtek Business Services, Inc. (Incorporated by reference to Exhibit No. 3.2 to Registration Statement No. 333-115615.)

10.1	Employment Agreement with Barry Sloane, June 30, 2005. (Incorporated by reference to Newtek’s Report on Form 10-K filed May 10, 2006.)

10.2	Employment Agreement with Jeffrey G. Rubin, June 30, 2005. (Incorporated by reference to Newtek’s Report on Form 10-K filed May 10, 2006.)

10.3	Employment Agreement with Craig J. Brunet dated July 13, 2006. (Incorporated by reference to Exhibit 10.3 to Newtek’s Report on Form 10-Q filed July 14, 2006.)

10.4	Lease Agreement dated March 15, 2007 between CrystalTech Web Hosting, Inc. and i/o Data Centers for Phoenix lease (Incorporated by reference to Exhibit 10.4 to Newtek’s Report on Form 10-Q filed May 15, 2007.)

10.5	Fourth Amendment to the Amended and Restated Master Loan and Security Agreement, dated December 31, 2002 between Newtek Small Business Finance, Inc. and DB Structured Products, Inc., dated June 29, 2005. (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 8-K, dated June 29, 2005.)

10.6	Credit Agreement between Newtek Business Services, Inc., Newtek Small Business Finance, Inc., Small Business Lending, Inc., CCC Real Estate Holding Co., LLC and General Electric Capital Corporation, dated August 31, 2005. (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 8-K, filed September 6, 2005.)

10.7	First Amendment and Waiver to Credit Agreement, dated February 28, 2006, to the Credit Agreement dated August 31, 2005, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation. (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K, filed March 2, 2006.)

10.7.1	Second Amendment and Waiver to Credit Agreement, dated February 28, 2006, to the Credit Agreement dated December 28, 2006, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation. (Incorporated by reference to Newtek’s Report on Form 10-K filed April 2, 2006.)

10.8	Guaranty between Newtek Business Services, Inc. Small Business Lending, Inc., CCC Real Estate Holding Co., LLC and General Electric Capital Corporation, dated August 31, 2005. (Incorporated by reference to Exhibit 10.2 to Newtek’s Report on Form 8-K, filed September 6, 2005.)

10.9	Credit and Security Agreement by and between CDS Business Services, Inc. and Wells Fargo Bank, National Association dated February 27, 2007.

10.9.1	Waiver under Credit and Security Agreement by and between CDS Business Services, Inc. and Wells Fargo Bank, National Association dated February 27, 2007.

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: August 14, 2007	By:	/s/ Barry Sloane
Barry Sloane
Chairman of the Board, Chief Executive Officer and Secretary

Date: August 14, 2007	By:	/s/ Michael J. Holden
Michael J. Holden, Treasurer,
Chief Financial Officer, Chief Accounting Officer

Date: August 14, 2007	By:	/s/ Eyal Amsalem
Eyal Amsalem
Chief Accounting Officer and Controller