Form 10-Q
period 2007-09-30
NEWTEK BUSINESS SERVICES INC
filed 2007-11-09
CIK 1094019

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 5, 2007, there were 36,857,328 of the Company’s Common Shares issued and outstanding.

Item 1.	Financial Statements (Unaudited)

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(In Thousands, except for Per Share Data)

	Three Months ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Electronic payment processing	$13,923	$11,022	$39,453	$30,964
Web hosting	4,164	3,479	11,984	9,953
Interest income	1,291	1,230	4,329	4,566
Income from tax credits	1,337	1,304	3,958	4,584
Premium income	685	1,071	2,198	2,448
Servicing fee	512	473	1,452	1,459
Insurance commissions	204	210	649	642
Other income	951	2,703	4,264	3,448

Total revenue	23,067	21,492	68,287	58,064

Expenses:

Electronic payment processing costs	10,393	7,919	29,017	22,381
Consulting, payroll and benefits	5,775	4,321	16,512	12,442
Interest	3,385	3,562	10,721	12,447
Professional fees	1,826	2,119	5,828	6,047
Depreciation and amortization	1,939	1,644	5,470	4,526
Insurance	882	789	2,568	2,492
Provision for loan losses	235	51	607	405
Other general and administrative costs	3,355	2,758	9,351	7,417

Total expenses	27,790	23,163	80,074	68,157

Loss from continuing operations before minority interest, benefit for income taxes, and discontinued operations	(4,723)	(1,671)	(11,787)	(10,093)

Minority interest	91	58	271	388

Loss from continuing operations before benefit for income taxes and discontinued operations	(4,632)	(1,613)	(11,516)	(9,705)

Benefit for income taxes	669	595	2,758	3,316

Loss from continuing operations before discontinued operations	(3,963)	(1,018)	(8,758)	(6,389)
(Loss) income from discontinued operations, net of taxes	(4)	(36)	(495)	320

Net loss	$(3,967)	$(1,054)	$(9,253)	$(6,069)

Weighted average common shares outstanding:
Basic and diluted	35,950	34,883	35,824	34,805
Loss per share from continuing operations:
Basic and diluted	$(0.11)	$(0.03)	$(0.25)	$(0.18)
(Loss) income per share from discontinued operations, net of taxes:
Basic and diluted	(0.00)	(0.00)	(0.01)	0.01

Basic and diluted loss per share	$(0.11)	$(0.03)	$(0.26)	$(0.17)

See accompanying notes to these unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(In Thousands, except for Per Share Data)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Note 1)
ASSETS
Cash and cash equivalents	$28,165	$26,685
Restricted cash	12,293	11,275
U.S. Treasury notes	—	5,016
Asset held for sale	—	1,530
Credits in lieu of cash	96,237	106,425
SBA loans held for investment (net of reserve for loan losses of $2,567 and $2,332, respectively)	26,813	27,746
Accounts receivable (net of allowance of $396 and $23, respectively)	4,945	1,568
SBA loans held for sale	1,351	1,786
Accrued interest receivable	526	519
Investments in qualified businesses—cost method investments	504	542
Investments in qualified businesses—held to maturity debt investments	533	5,301
Prepaid and structured insurance	15,428	17,497
Prepaid expenses and other assets (net of accumulated amortization of deferred financing costs of $1,450 and $832, respectively)	5,688	7,682
Servicing assets (net of accumulated amortization and allowance of $2,802 and $2,081, respectively)	2,921	2,991
Fixed assets (net of accumulated depreciation and amortization of $5,961 and $4,065, respectively)	4,800	4,458
Intangible assets (net of accumulated amortization of $8,025 and $5,919, respectively)	9,572	9,141
Goodwill	13,159	10,575

Total assets	$222,935	$240,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$10,051	$8,509
Notes payable	5,975	10,651
Bank notes payable	18,901	16,391
Deferred revenue	2,239	2,761
Notes payable in credits in lieu of cash	81,099	86,332
Deferred tax liability	20,657	24,428

Total liabilities	138,922	149,072

Minority interest	5,155	4,596

Commitments and contingencies
Shareholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, issued and outstanding 35,992 and 35,479 not including 474 and 583 shares held in escrow and 473 shares held by affiliate)	720	710
Additional paid-in capital	56,032	54,949
Retained earnings	22,211	31,464
Treasury stock, at cost (61 and 32 shares at September 30, 2007 and December 31, 2006, respectively)	(105)	(54)

Total shareholders’ equity	78,858	87,069

Total liabilities and shareholders’ equity	$222,935	$240,737

See accompanying notes to these unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(In Thousands)

	2007	2006
Cash flows from operating activities:
Net loss	$(9,253)	$(6,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from tax credits	(3,958)	(4,584)
Deferred income taxes	(3,771)	(3,103)
Depreciation and amortization	5,470	4,740
Capitalization of servicing asset	(650)	(606)
Gain on sale/recoveries of investments in qualified businesses	(1,073)	(1,706)
Accretion of interest expense	8,947	9,845
Loss on redemption of U.S. Treasury notes	10	—
Provision for loan losses	607	405
Accretion of interest income	(150)	(103)
Equity in earnings of investee	(329)	(96)
Loss on sale of other real estate owned	279	—
Gain on sale of land and building	—	(308)
Gain on sale of asset held for sale	(198)	—
Loss on disposal of fixed assets	—	44
Gain on sale of loans held for investment	(93)	(370)
Stock-based compensation	418	463
Amortization of deferred loan origination fees, net	(249)	(201)
Minority interest	181	(329)
Changes in assets and liabilities, net of the effect of business acquisitions:
Originations of SBA loans held for sale	(22,791)	(22,759)
Proceeds from sale of SBA loans held for sale	23,227	22,296
Premium on repurchase of portfolio	—	44
Prepaid insurance	2,219	2,227
Prepaid expenses, accounts receivable, accrued interest receivable from bank and other assets	1,392	1
Restricted cash	(474)	2,834
Accounts payable, accrued expenses and deferred revenue	(1,838)	(1,212)

Net cash (used in) provided by operating activities	(2,077)	1,453

Cash flows from investing activities:
Investments in qualified businesses	(1,031)	(7,588)
Return of investments in qualified businesses	3,787	7,497
Purchase of fixed assets	(2,447)	(2,099)
Purchase of customer merchant accounts	(2,436)	(2,755)
Acquisition of minority interest	—	(750)
Contingent consideration for acquisition	—	(500)
Cash addition from acquired interests	233	—
Cash reduction from deconsolidation of acquired interests	(56)	—
SBA loans originated for investment, net	(6,832)	(7,323)
Cash paid for repurchase of SBA loans	—	(1,214)
Proceeds from sale of SBA loans held for investment	2,144	8,863
Payments received on SBA loans	5,047	5,503
Proceeds from sale of other real estate owned	687	—
Proceeds from sale of land and building	—	1,300
Proceeds from sale of asset held for sale and insurance recoveries	1,572	—
Proceeds from sale/recoveries of investments in qualified businesses	1,032	2,094
Change in restricted cash	(545)	4,675
Proceeds from sale of U.S. Treasury Notes, marketable securities and certificates of deposit	5,042	13,973
Other investments	—	(5)

Net cash provided by investing activities	6,197	21,671

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (CONTINUED)

	2007		2006
Cash flows from financing activities:
Proceeds from note payable		5,073	300
Repayments of notes payable		(8,766)	(10,231)
Change in restricted cash related to CDS financing		2,050	—
Net repayments on bank notes payable		(755)	(6,679)
Distributions to minority member		(597)	—
Payments for deferred financing costs		(166)	—
Purchase of treasury stock		(52)	(54)
Net proceeds from option exercise		141	—
Net proceeds from issuance of common stock and other		432	(250)

Net cash used in financing activities		(2,640)	(16,914)

Net increase in cash and cash equivalents		1,480	6,210
Cash and cash equivalents—beginning of period		26,685	23,940

Cash and cash equivalents—end of period		$28,165	$30,150

Supplemental disclosure of cash flow activities:
Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors		$14,146	$14,091

Conversion of note payable to minority interest		$1,000	$—

Stock issued in exchange for minority interest		$—	$500

Shares held in escrow released to former shareholders of wholly owned subsidiary		$104	$—

Acquisition of minority interest resulting in goodwill:
Newtek Business Services, Inc. common shares issued	$		$186

NMS—Wisconsin purchase of minority interest allocation:
Additions to customer merchant accounts		$—	$1,271
Newtek Business Services common shares issued to minority member		—	(500)
Increase in deferred tax liability		—	(771)

Net effect on purchase price		$—	$—

Contingent consideration for Crystaltech acquisition		$—	$475

Additions to assets and liabilities as a result of consolidation of acquired interests:
Cash		$233	$—
Accounts receivable		3,579	—
Prepaid expenses and other assets		94	—

Total assets		$3,906	$—

Accounts payable and accrued expenses		$3,127	$—
Notes payable		3,259	—

Total liabilities		6,386	—

Goodwill recognized		$2,480	$—

Reduction of assets and liabilities as a result of deconsolidation of acquired interests:
Cash		$56	$—
Accounts receivable		30	—
Prepaid expenses and other assets		21	—
Fixed assets, net		80	—

Total assets		$187	$—

Accounts payable and accrued expenses		$143	$—
Deferred revenue		2	—
Notes payable		16	—
Minority interest		26	—

Total liabilities		$187	$—

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

The accompanying notes to the condensed consolidated financial statements should be read in conjunction with Newtek’s 2006 Annual Report on Form 10-K. These financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulations S-X and, therefore, omit or condense certain footnotes and other information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States. The results of operations for an interim period may not give a true indication of the results for the entire year.

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

Revenue Recognition

The Company operates in a number of different segments. Such revenues are recognized as services are rendered and are summarized as follows:

Electronic payment processing revenue: Electronic payment processing and fee income is derived from the electronic processing of credit and debit card transactions that are authorized and captured through third-party networks. Typically, merchants are charged for these processing services on a percentage of the dollar amount of each transaction plus a flat fee per transaction. Certain merchant customers are charged miscellaneous fees, including fees for handling chargebacks or returns, monthly minimum fees, statement fees and fees for other miscellaneous services. In accordance with Emerging Issues Task Force, (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, revenues derived from the electronic processing of MasterCard and Visa sourced credit and debit card transactions are reported gross of amounts paid to sponsor banks.

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

Income from tax credits: Following an application process, a state will notify a company that it has been certified as a Capco. The state then allocates an aggregate dollar amount of tax credits to the Capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the Capco. The Capco is legally entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements and corresponding non-recapture percentages. At September 30, 2007, as summarized earlier in this note, the Company had Capcos in seven states and the District of Columbia. Each statute requires that the Capco invest a threshold percentage of Certified Capital in Qualified Businesses within the time frames specified. As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco program. Such a disqualification, or “decertification” as a Capco results in a recapture of all or a portion of the allocated tax credits; the proportion of the recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks.

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

Sales and Servicing of SBA Loans: NSBF originates loans to customers under the SBA program that generally provides for SBA guarantees of 50% to 85% of each loan, subject to a maximum guarantee amount. NSBF sells the guaranteed portion of each loan to a third party and generally retains the unguaranteed principal portion in its own portfolio. A gain is recognized on these loans through collection on sale of a premium over the adjusted carrying value. Commencing on January 1, 2007, gain on sale of the guaranteed portion of the loans is recognized at the date of settlement, under the terms of Statement of Financial Accounting Standards (“SFAS”) No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” and are recorded as a component of servicing fee and premium income in the condensed consolidated statements of operations. Prior to January 1, 2007, gain on sale of the guaranteed portion of loans was recognized under the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” a replacement of FASB Statement No. 125.

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

Interest and Small Business Administration (“SBA”) Loan Fees—SBA Loans: Interest income on loans is recognized as earned. Loans are placed on nonaccrual status if they are 90 days past due with respect to principal or interest and, in the opinion of management, interest or principal on individual loans is not collectible, or at such earlier time as management determines that the collectibility of such principal or interest is unlikely. Such loans are designated as impaired non-accrual loans. All other loans are defined as performing loans. When a loan is designated as nonaccrual, the accrual of interest is discontinued, and any accrued but uncollected interest income is reversed and charged against current income. While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding.

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

Other income: Other income represents revenues derived from operating units that cannot be aggregated with other business segments. In addition, other income represents one time recoveries or gains on investments. Revenue is recorded when there is pervasive evidence of an agreement, the related fees are fixed, the service, and or product has been delivered, and the collection of the related receivable is assured.

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

Investments

U.S. Treasury Notes and Marketable Securities

The Company accounts for U.S. Treasury notes and other marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase. The Company invests excess cash not required for use in operations primarily in high credit quality securities that the Company believes bear minimal risk. These investments include money market funds. The Company has not experienced any losses due to institutional failure or bankruptcy. In determining the cost basis, the Company accounts for the realized gains and losses on the sale of its available-for-sale securities, on both the specific identification and average cost methods. Realized gains and losses are included in other income. As of September 30, 2007 all of the Company’s investments in marketable securities were sold.

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

Chargebacks and Other Contingencies

The Company records reserves for chargebacks and contingent liabilities when such amounts are deemed to be probable and estimable in accordance with SFAS 5, Accounting for Contingencies. The required reserves may change in the future due to new developments, including, but not limited to, changes in litigation or increased chargeback exposure as the result of merchant insolvency, liquidation, or other reasons. The required reserves are reviewed periodically to determine if adjustments are required.

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

As of September 30, 2007, the Company had two share-based compensation plans. The compensation cost that has been charged to operations for those plans was $30,000 and $201,000, for the three and nine months ended September 30, 2007, respectively, and is included in consulting, payroll and benefits in the accompanying condensed consolidated statements of operations. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $11,000 and $80,000, for the three and nine months ended September 30, 2007, respectively. There were no options granted during the nine months ended September 30, 2007 and 2006.

In the nine months ended September 30, 2007, Newtek granted seven employees an aggregate of 80,404 shares of restricted stock valued at $150,000 which vest between three and 28 months. The Company also granted an officer 10,121 shares, valued at $25,000 which immediately vested. The fair market values of these grants were determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested.

As of September 30, 2007, there was $88,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized ratably through June 30, 2009.

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

The carrying values of accounts payable and accrued expenses approximate fair value because of the short term maturity of these instruments. The carrying value of investments in qualified businesses, servicing assets, loans receivable, prepaid and structured insurance, notes payable, credits in lieu of cash, and notes payable in credits in lieu of cash approximate fair value based on management’s estimates.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.

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

Summarized results of the Company’s discontinued operations are as follows for the nine months ended September 30:

(In thousands):	2007	2006
Total revenues	$335	$1,716
Total expenses	(1,106)	(1,183)

(Loss) income before provision for income taxes	(771)	533
Benefit (provision) for income taxes	276	(213)

(Loss) income from discontinued operations, net of taxes	$(495)	$320

The properties were sold in February and March 2007. Gross proceeds from the sales and insurance recoveries were $1,572,000 and the gain on the sale was $198,000.

NOTE 4 – SBA LOANS:

SBA loans held for investment are concentrated in the hotel and motel, and restaurant industries, as well as geographically in Florida. Below is a summary of the activity in the SBA loan receivable balance, net of SBA loan loss reserves for the nine months ended September 30, 2007 (In thousands):

Balance as of December 31, 2006	$27,746
Loans originated for investment	7,233
Payments received	(5,046)
Loans held for investment, reclassified as held for sale	(2,051)
Loans foreclosed into real estate owned	(310)
Provision for loan losses	(607)
Discount on loan originations, net	(152)

Balance as of September 30, 2007	$26,813

Below is a summary of the activity in the reserve for loan losses balance for the nine months ended September 30, 2007 (In thousands):

Balance as of December 31, 2006	$2,332
Loan loss provision	607
Recoveries	24
Loan charge-offs	(396)

Balance as of September 30, 2007	$2,567

Below is a summary of the activity in the SBA loans held for sale for the nine months ended September 30, 2007 (In thousands):

Balance as of December 31, 2006	$1,786
Loan originations for sale	22,791
Loans held for investment, reclassified as held for sale	2,052
Loans sold	(25,278)

Balance as of September 30, 2007	$1,351

All loans are priced at the prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with the Company. As of September 30, 2007 and December 31, 2006, net SBA loans receivable held for investment with adjustable interest rates amounted to $25,831,000 and $26,815,000, respectively.

For the nine months ended September 30, 2007 and 2006, the Company funded approximately $29,919,000 and $29,982,000 in loans and sold approximately $23,421,000 and $22,296,000 of the guaranteed portion of the loans, respectively.

The outstanding balances of loans past due ninety days or more and still accruing interest as of September 30, 2007 and December 31, 2006 amounted to $802,000 and $516,000, respectively.

As of September 30, 2007 and December 31, 2006, total impaired non-accrual loans amounted to $5,557,000 and $5,293,000, respectively. This represented 17% and 16% of the retained portfolio, respectively. For the nine months ended September 30, 2007 and for the year ended December 31, 2006, the average balance of impaired non-accrual loans was $5,656,000 and $4,507,000, respectively. Approximately $1,421,000 and $1,036,000, respectively, of the allowance for loan losses were allocated against such impaired nonaccrual loans in accordance with SFAS 114 “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statement No. 5 and 15”. The following is a summary of SBA loans held for investment as of:

(In thousands):	September 30, 2007	December 31, 2006
Due in one year or less	$9	$15
Due between one and five years	1,507	1,585
Due after five years	29,665	30,127

Total	31,181	31,727
Less : Allowance for loan losses	(2,567)	(2,332)
Less: Discount on loan originations	(1,801)	(1,649)

Balance (net)	$26,813	$27,746

NOTE 5 – INVESTMENTS IN QUALIFIED BUSINESSES:

HELD TO MATURITY DEBT INVESTMENTS—Summary (In thousands)

Total
Principal outstanding as of December 31, 2006	$5,301
Investments in qualified businesses	1,031
Return of principal	(3,749)
Consolidation of CDS pursuant to FIN 46R	(2,050)

Principal outstanding as of September 30, 2007	$533

COST INVESTMENTS—Summary (In thousands)

Total cost investments as of December 31, 2006	$542
Return of investments	(38)

Total cost investments as of September 30, 2007	$504

The Company has not guaranteed any obligation of these investees and the Company is not otherwise committed to provide further financial support for the investees. However, from time-to-time, the Company may decide to provide such additional financial support which, as of September 30, 2007 was zero. Should the Company determine that an impairment exists upon its periodic review, and it is deemed to be other than temporary, the Company will reduce the recorded value of the asset to its estimated fair value and record a corresponding charge in the condensed consolidated statements of operations.

NOTE 6 – SERVICING ASSETS:

Servicing rights are recognized as assets when SBA loans are sold and the rights to service those loans are retained. Through December 31, 2006, the Company recorded its servicing rights under FASB Statement of Financial Standards No. 140 (SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” a replacement of FASB Statement No. 125), at their relative fair values on the date the loans were sold and were carried at the lower of the initial recorded value, adjusted for amortization, or fair value. As of January 1, 2007, the Company adopted the provisions of SFAS No. 156 which requires all separately recognized servicing assets to be initially measured at fair value, if practicable. SFAS No. 156 permits a choice of subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities between the current amortization method and the fair value measurement method. As of January 1, 2007, the Company identified its entire balance in servicing rights as one class of servicing assets for this measurement and continued to use the amortization method. The Company reviews capitalized servicing rights for impairment which is performed based on risk strata, which are determined on a disaggregated basis given the predominant risk characteristics of the underlying loans. The predominant risk characteristics are loan term and year of loan origination.

The changes in the value of the Company’s servicing rights for the nine months ended September 30, 2007 were as follows: (In thousands):

(In Thousands):
Balance as of December 31, 2006	$3,252
Servicing assets capitalized	650
Servicing assets amortized	(720)

Balance as of September 30, 2007	3,182

Reserve for impairment of servicing assets:
Balance as of December 31, 2006	(261)
Additions	—

Balance as of September 30, 2007	(261)

Balance as of September 30, 2007 (net of reserve)	$2,921

The estimated fair value of capitalized servicing rights was $2,921,000 and $2,991,000 as of September 30, 2007 and December 31, 2006, respectively. The estimated fair value of servicing assets at both balance sheet dates was determined using a discount rate of 13.3%, weighted average annual prepayment speeds ranging from 1% to 23% depending upon certain characteristics of the loan portfolio, a weighted average life of 3.3 years, and an average annual default rate of 3%.

The unpaid principal balances of the sold portions of loans the Company originated and currently services for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $158,014,000 and $163,277,000 as of September 30, 2007 and December 31, 2006, respectively.

NOTE 7 – GOODWILL/CONSOLIDATION OF CDS BUSINESS SERVICES, INC:

In January 2007, it was determined that the Company would consolidate one of its qualified investments, CDS Business Services, Inc. (“CDS”) under the provisions of FIN 46 (R). At the time of consolidation, the opening balance sheet of CDS was as follows (inclusive of intercompany accounts):

(In thousands):
Cash	$233
Restricted cash	2,050
Accounts receivable, net	3,579
Prepaid expenses and other assets	94
Intangible assets, net	800

Total assets	$6,756
Accounts payable and accrued expenses	$3,127
Notes payable	6,109

Total liabilities assumed	9,236

Goodwill recognized	$2,480

The difference between the assets and liabilities has been recorded as goodwill. The Company’s purchase price allocations are preliminary and have not been finalized.

NOTE 8 – BANK NOTES PAYABLE:

In February 2007, CDS Business Services, Inc., one of the Company’s FIN 46 subsidiaries, closed a two year $10,000,000 line of credit with Wells Fargo. This new facility will be used to purchase receivables and for other working capital purposes. As of September 30, 2007, CDS had $1,412,000 outstanding on the line of credit. The interest rate is prime plus 2% with interest on the line being paid monthly in arrears and on a minimum outstanding line balance of $2,000,000. Total interest expense for the nine months ended September 30, 2007 was approximately $146,000. The line is collateralized by the receivables purchased, as well as all other assets of the company. Through September 30, 2007, CDS has capitalized $148,000 of deferred financing costs attributable to the Wells Fargo line. Such costs are being amortized over two years and are included in prepaid expenses and other assets in the accompanying consolidated balance sheet. Amortization for the nine months ended September 30, 2007 was $43,000. The agreement includes such financial covenants as minimum tangible net worth, minimum quarterly net income and minimum quarterly net cash flow.

NOTE 9 – COMMITMENTS AND CONTINGENCIES:

Under the rules of Visa® and MasterCard®, when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. In such a case, the transaction is “charged back” to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant’s account, and if the merchant refuses or is unable to reimburse the Company for the chargeback due to liquidation or other reasons, the Company will bear the loss for the amount of the refund paid to the cardholder. In most cases, a contingent liability for chargebacks is unlikely to arise, as most products or services are delivered when purchased, and credits are issued on returned items.

In late August 2007 the Company became aware that one of its merchant processing customers was experiencing difficulty in meeting its financial obligations to various parties, including failure to provide services to its customers. As this merchant does not provide services until some time after the purchase, the potential for contingent liability increases. Late in September 2007, the merchant stopped providing services altogether including services for which it had been advanced payment on credit card transactions processed by the Company. The Company terminated its processing agreement with the merchant on October 17, 2007. The merchant has not been honoring requests made by the Company for payments of chargebacks generated by their customers as they are required to under their agreement. As a result, the Company has become liable for these chargebacks under the Visa® and MasterCard® rules.

In the event services are not rendered by the merchant and cardholders pursue the chargeback process, then the resulting chargebacks not reimbursed by the merchant create a potential liability for the Company. At this time the Company cannot estimate this total potential liability. Through November 8, 2007, the Company has incurred a liability for chargebacks to cardholders in excess of amounts previously reimbursed to it by the merchant in the amount of approximately $300,000. The Company has expensed this amount in its financial statements for the quarter ended September 30, 2007.

At the present time the Company has initiated legal action against the merchant and a financial guarantor of the merchant’s obligations to the Company seeking compensation of chargebacks paid to date and all future chargebacks that may occur. The Company is not able to estimate the total potential loss relating to chargebacks that may not be recovered from present and future actions taken against the merchant and its guarantor. The Company believes that its risk of not being repaid by the merchant for these chargebacks is potentially mitigated by the possibility of the merchant’s acquisition, recapitalization or liquidation, although there can be no assurance of any such mitigation.

NOTE 10 – COMMON STOCK:

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

Pursuant to the terms of the Company’s directors’ compensation program, during the nine months ended September 30, 2007, Newtek issued an aggregate of 77,787 unregistered common shares to the board of directors, valued at $144,250. The fair market values of these grants were determined using the average of the high and low price for the three days preceding the grant date. The shares were issued in exchange for the services of the directors on the Board of Directors and its committees in reliance on Section 4(2) of the Securities Act of 1933, as amended.

NOTE 11 – TREASURY STOCK:

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

In March 2006, the Newtek Board of Directors adopted a stock buy-back program authorizing management to enter the market to re-purchase up to 1,000,000 of the Company’s common shares. During the nine months ended September 30, 2007, the Company purchased an additional 29,111 of treasury shares for a total purchase price of $52,000 under that authorization.

NOTE 12 – EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common share equivalents is included in the calculation of diluted earnings (loss) per share only when the effect of their inclusion would be dilutive.

The calculations of earnings (loss) per share were:

(In thousands except per share data):	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Numerator:
Numerator for basic and diluted EPS—loss from continuing operations	$(3,963)	$(1,018)	$(8,758)	$(6,389)
Numerator for basic and diluted EPS—(loss) income from discontinued operations	(4)	(36)	(495)	320

Numerator for basic and diluted EPS – loss available to common shareholders	$(3,967)	$(1,054)	$(9,253)	$(6,069)

Denominator:
Denominator for basic and diluted EPS- weighted average shares	35,950	34,883	35,824	34,805

Net loss per share from continuing operations: Basic and diluted	$(0.11)	$(0.03)	$(0.25)	$(0.18)
Net (loss) income per share from discontinued operations: Basic and diluted	(0.00)	(0.00)	(0.01)	0.01

Loss per share: Basic and diluted	$(0.11)	$(0.03)	$(0.26)	$(0.17)

The amount of anti-dilutive shares/units excluded from above is as follows:
Stock options and restricted stock	703	1,743	617	1,743
Warrants	216	216	216	216
Contingently issuable shares	474	583	474	583

NOTE 13 – SUBSEQUENT EVENTS:

On October 18, 2007, a wholly owned subsidiary of Newtek Business Services, Inc., CrystalTech Webhosting, Inc. (“CrystalTech”) repaid the outstanding balance of $1,000,000 of the note payable to Technology Investment Capital Corp. (“TICC”) for $1,000,000 in principal plus accrued interest of approximately $14,000. In conjunction with the payoff, the Company expensed the remaining capitalized closing costs associated with the TICC note of approximately $90,000 during the quarter ended September 30, 2007.

On October 19, 2007, CrystalTech entered into a Loan and Security Agreement with North Fork Bank which provides for a revolving credit facility of up to $10,000,000 available to both CrystalTech and the Company, for a term of two years. The line may be used for working capital and acquisition needs within the Company’s business lines; loans for acquisitions having a five year repayment term. The interest rate is LIBOR plus 2.5%. The agreement includes such financial covenants as a minimum fixed charge coverage ratio and a maximum funded debt to EBITDA. In connection with the loan, on October 19, 2007 Newtek Business Services, Inc. entered into a Guaranty of Payment and Performance with North Fork Bank and entered into a Pledge Agreement with North Fork Bank pledging all CrystalTech stock as collateral.

NOTE 14 – SEGMENT REPORTING:

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

Management has considered the following characteristics when making its determination of its operating and reportable segments:

•	the nature of the product and services,

•	the type or class of customer for their products and services,

•	the methods used to distribute their products or provide their services, and

•	the nature of the regulatory environment, for example, banking, insurance, or public utilities.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

(In thousands)

	For the three months ended September 30, 2007	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
Third Party Revenue
Electronic payment processing	$14,011	$11,236	$39,638	$31,273
Web hosting	4,173	3,481	12,011	10,001
SBA lending	2,157	2,783	7,081	7,266
Capcos	1,570	1,743	4,926	5,687
All Other	1,273	2,520	4,980	4,176
Corporate activities	760	993	2,992	3,499

Total reportable segments	23,944	22,756	71,628	61,902
Eliminations	(877)	(1,264)	(3,341)	(3,838)

Consolidated Total	$23,067	$21,492	$68,287	$58,064

Inter-Segment Revenue
Electronic payment processing	$115	$106	$344	$290
Web hosting	36	15	131	47
SBA lending	—	—	—	—
Capcos	510	338	1,662	975
All Other	316	362	756	1,010
Corporate activities	306	531	1,564	1,600

Total reportable segments	1,283	1,352	4,457	3,922
Eliminations	(1,283)	(1,352)	(4,457)	(3,922)

Consolidated Total	$—	$—	$—	$—

Income (loss) before benefit for income taxes and discontinued operations
Electronic payment processing	$868	$935	$2,572	$2,072
Web hosting	440	996	2,463	3,047
SBA lending	(17)	510	193	352
Capcos	(2,913)	(3,572)	(9,785)	(10,899)
All Other	(685)	1,195	(858)	(348)
Corporate activities	(2,325)	(1,677)	(6,101)	(3,929)

Totals	$(4,632)	$(1,613)	$(11,516)	$(9,705)

Depreciation and Amortization
Electronic payment processing	$519	$395	$1,409	$1,034
Web hosting	893	676	2,448	1,848
SBA lending	392	419	1,171	1,229
Capcos	15	28	43	80
All Other	53	79	212	210
Corporate activities	67	47	187	125

Totals	$1,939	$1,644	$5,470	$4,526

	As of September 30, 2007	As of December 31, 2006
Identifiable assets
Electronic payment processing	$15,813	$12,302
Web hosting	14,710	14,687
SBA Lending	39,831	39,028
Capcos	129,465	146,992
All Other	18,027	21,220
Corporate activities	5,089	6,508

Consolidated total	$222,935	$240,737

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We are a direct distributor of business services to the small and medium-sized business market through our wholly and majority owned subsidiaries. Our target market represents a very significant marketplace in the United States gross domestic product or GDP. According to statistics published by the U.S. Small Business Administration, approximately 51% of the GDP in the United States comes from small-to medium-size businesses and 99% of businesses in the United States which have one or more employees fit into this market segment. As of September 30, 2007, we had over 84,000 business accounts. We use state of the art Web-based proprietary technology to be a low cost acquirer and provider of products and services to our small and medium- size business clients. We partner with AIG, Merrill Lynch, Morgan Stanley, UBS, IntegraSys—a Fiserv Company, the Credit Union National Association with its 8,700 credit unions and 80 million members, the Navy Federal Credit Union with 2.7 million members, PSCU Financial Services, Inc., the nation’s largest credit union service organization, General Motors Minority Dealers Association and Daimler Chrysler Minority Dealers Association, all of whom have elected to offer certain of our business services and financial products rather than provide some or all of them directly for their customers. We have deemphasized our Capco business in favor of growing our operating businesses and do not anticipate creating any new Capcos in the foreseeable future.

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

Comparison of the three months ended September 30, 2007 and September 30, 2006

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

Total revenues increased by $1,575,000, or 7%, to $23,067,000 for the three months ended September 30, 2007, from $21,492,000 for the three months ended September 30, 2006 primarily due to the increase in revenues in the Electronic payment processing and Web hosting segments of $2,775,000 and $692,000, respectively, offset by a decrease in the revenues of the SBA lending, Capcos, All Other and Corporate activities segments.

Interest income increased by $61,000, or 5%, to $1,291,000 for the three months ended September 30, 2007 from $1,230,000 for the three months ended September 30, 2006. NSBF (SBA Lender) interest income represents earnings on SBA loan receivables. Other interest income consists of investment income on money market accounts, U.S. treasury notes, non-cash accretions of structured products and interest income on qualified investments.

Other income decreased by $1,752,000, or 65%, to $951,000 for the three months ended September 30, 2007 from $2,703,000 for the three months ended September 30, 2006 primarily due to a one time gain on the sale of a qualified investment of $1,706,000 and the recovery of an investment in qualified businesses of $161,000 during the three months ended September 30, 2006, offset by an increase in other income from the consolidation of CDS Business Services, Inc. as of January 2007, which produced $420,000 in revenue for the three months ended September 30, 2007. Other income generally represents revenues from entities that cannot be aggregated into any of our other major operating segments.

Consulting, payroll and benefits increased by $1,454,000, or 34%, to $5,775,000 for the three months ended September 30, 2007 from $4,321,000 for the three months ended September 30, 2006 primarily due to the increasing employee headcount and the consolidation of CDS Business Services, Inc. as of January 2007.

Interest expense decreased by $177,000, or 5%, to $3,385,000 for the three months ended September 30, 2007 from $3,562,000 for the three months ended September 30, 2006. The decrease in Capco interest expense relates to the decrease in the principal outstanding on the notes payable to AI Credit from $7,312,000 as of September 30, 2006, to $1,019,000 as of September 30, 2007. The decrease in SBA interest expense is attributable to a decrease in the average outstanding balance under the Company’s credit facility. The average outstanding balance in the three month period ended September 30, 2007 was $16,961,000 as compared with $19,904,000 in the same period in the prior year. The decrease in other interest expense is primarily attributable the decrease in principal outstanding on the note payable to TICC.

Professional fees decreased by $293,000, or 14%, to $1,826,000 for the three months ended September 30, 2007 from $2,119,000 for the three months ended September 30, 2006 primarily due to a decrease in audit and consulting fees, offset by increased residual payments to independent sales agents and offices.

Depreciation and amortization expense increased by $295,000, or 18%, to $1,939,000 for the three months ended September 30, 2007 from $1,644,000 for the three months ended September 30, 2006. This is due to the purchase of $3,038,000 of fixed assets during the twelve months ended June 30, 2007.

Other general and administrative costs (consisting of occupancy, selling, general and administrative) increased by $597,000, or 22%, to $3,355,000 for the three months ended September 30, 2007 from $2,758,000 for the three months ended September 30, 2006. The increase in overall other general and administrative costs relates to additional expenses incurred in connection with the growth of our business and employee head count.

The effective tax benefit for the three months ended September 30, 2007 and 2006 was 14% and 37%, respectively. The Company did not record a tax benefit for the losses of NSBF (in both 2007 and 2006) and CDS Business Services, Inc. (2007 only), as those subsidiaries are not included in the consolidated tax group. In addition the Company recorded a current tax provision for the first time this quarter which further reduced the tax benefit. The current tax provision is a result of certain of the Company’s subsidiaries producing taxable income that could not be offset with NOLs and suspended losses from other entities. There were no material permanent differences in either year.

Net loss increased by $2,913,000 or 276%, to $3,967,000 for the three months ended September 30, 2007 from $1,054,000 for the three months ended September 30, 2006, due to an increase in total expenses of $4,627,000, offset by the increase in revenue of $1,575,000, an increase in minority interest of $33,000, an increase in the tax benefit of $74,000, and an increase in discontinued operations of $32,000.

Comparison of the nine months ended September 30, 2007 and September 30, 2006

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

Total revenues increased by $10,223,000, or 18%, to $68,287,000 for the nine months ended September 30, 2007, from $58,064,000 for the nine months ended September 30, 2006 primarily due to the increase in revenues in the Electronic payment processing, Web hosting and All Other segments of $8,365,000, $2,010,000 and $804,000, respectively.

Interest income is generated from SBA lending activities, excess cash balances that are invested in money market accounts, U.S. Treasury notes, federal government backed securities mutual funds, etc., non-cash accretions of structured insurance product and on held to maturity investments. The following table details the changes in these different forms of interest:

(In thousands)	2007	2006	Change
SBA lending	$2,767	$2,831	$(64)
Other interest income	1,562	1,735	(173)

	$4,329	$4,566	$(237)

Other income increased by $816,000, or 24%, to $4,264,000 for the nine months ended September 30, 2007 from $3,448,000 for the nine months ended September 30, 2006. In 2007 other income primarily consisted of a gain on the sale/recoveries of an investment in qualified businesses of $1,073,000, equity earnings on an investment of $329,000, NSBF recoveries of $132,000 and the consolidation of CDS Business Services, Inc., which produced revenues of $1,435,000 during 2007. In 2006, other income consisted of a gain on the sale/recoveries of investments in a qualified businesses of $1,840,000, equity earnings of $96,000 and NSBF recoveries of $345,000. Other income generally represents revenues from entities that cannot be aggregated into any of our other major operating segments.

Consulting, payroll and benefits increased by $4,070,000, or 33%, to $16,512,000 for the nine months ended September 30, 2007 from $12,442,000 for the nine months ended September 30, 2006 primarily due to an increased employee headcount and the consolidation of CDS Business Services, Inc. as of January 2007.

Changes in interest expense by segment are summarized as follows for the nine months ended September 30:

(In thousands)	2007	2006	Change
Capco interest expense	$9,011	$9,845	$(834)
SBA lending	1,332	1,618	(286)
Other interest expense	378	984	(606)

	$10,721	$12,447	$(1,726)

The decrease in Capco interest expense relates to the decrease in the principal outstanding on the notes payable to AI Credit from $7,312,000 as of September 30, 2006, to $1,019,000 as of September 30, 2007. The decrease in SBA interest expense is attributable to a decrease in the average outstanding balance under the Company’s credit facility. The average outstanding balance in the nine month period ended September 30, 2007 was $19,151,000 as compared with $22,978,000 in the same period in the prior year. The decrease in other interest expense is primarily attributable the decrease in principal outstanding on the note payable to TICC.

Professional fees decreased by $219,000, or 4%, to $5,828,000 for the nine months ended September 30, 2007 from $6,047,000 for the nine months ended September 30, 2006 primarily due to a decrease in audit and consulting fees, offset by increased residual payments to independent sales agents and offices.

Depreciation and amortization expense increased by $944,000, or 21%, to $5,470,000 for the nine months ended September 30, 2007 from $4,526,000 for the nine months ended September 30, 2006. This is due to the purchase of $3,038,000 of fixed assets during the twelve months ended June 30, 2007.

Other general and administrative costs (consisting of occupancy, selling, general and administrative) increased by $1,934,000, or 26%, to $9,351,000 for the nine months ended September 30, 2007 from $7,417,000 for the nine months ended September 30, 2006. The increase in overall other general and administrative costs relates to additional expenses incurred in connection with the growth of our business and employee head count.

The effective tax benefit for the nine months ended September 30, 2007 and 2006 was 24% and 34%, respectively. The Company did not record a tax benefit for the losses of NSBF (in both 2007 and 2006) and CDS Business Services, Inc. (2007 only), as those subsidiaries are not included in the consolidated tax group. In addition, the Company recorded a current tax provision for the first time this quarter which further reduced the tax benefit. The current tax provision is a result of certain of the Company’s subsidiaries producing taxable income that could not be offset with NOLs and suspended losses from other entities. There were no material permanent differences in either year.

Net loss increased by $3,184,000, or 52%, to $9,253,000 for the nine months ended September 30, 2007 from $6,069,000 for the nine months ended September 30, 2006, due an increase in total expenses of $11,917,000, a decrease in minority interest of $117,000, a decrease in the tax benefit of $558,000 and a decrease in discontinued operations of $815,000, offset by an increase in revenue of $10,223,000.

The results of the Company’s reportable segments for the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006 are discussed below.

Electronic Payment Processing

For the three months ended September 30, 2007 and 2006:

(In thousands):	2007	2006	$ Change	% Change
Revenue	$14,011	$11,236	$2,775	25%
Expenses	(13,143)	(10,291)	(2,852)	(28)%

Income from continuing operations before minority interest, benefit for income taxes and discontinued operations	868	945	(77)	(8)%

Minority interest	—	(10)	10	—

Income from continuing operations before benefit for income taxes and discontinued operations	$868	$935	$(67)	(7)%

Revenues increased by $2,775,000, or 25%, to $14,011,000 due to a $2,828,000 increase in electronic payment processing revenue, offset by a $53,000 decrease in interest and other income. The increase in electronic payment processing revenue was primarily due to organic sales growth. Gross total processing volume increased 21% to $647,520,000 for the three months ended September 30, 2007, from $535,892,000 for the three months ended September 30, 2006.

Expenses increased by $2,852,000, or 28%, to $13,143,000 due primarily to a $2,433,000 increase in electronic payment processing costs, a $242,000 increase in professional fees, which consist principally of residual payments to independent sales agents and offices, and a $121,000 increase in depreciation and amortization. The Company estimated and recorded $300,000 in additional chargeback expense which is included in electronic payment processing costs for the three months ended September 30, 2007 (see Note 9). The increase in electronic payment processing costs, excluding the $300,000 additional chargeback expense, approximated the increase in revenue between periods. Excluding the $300,000 additional chargeback expense, an increase in higher volume customers which generate higher direct processing costs as a percentage of revenue between periods was substantially offset by a lower rate of increase in other costs.

For the nine months ended September 30, 2007 and 2006:

(In thousands):	2007	2006	$ Change	% Change
Revenue	$39,638	$31,273	$8,365	27%
Expenses	(37,066)	(29,191)	(7,875)	(27)%

Income from continuing operations before minority interest, benefit for income taxes and discontinued operations	2,572	2,082	490	24%

Minority interest	—	(10)	10	—

Income from continuing operations before benefit for income taxes and discontinued operations	$2,572	$2,072	$500	24%

Revenues increased by $8,365,000, or 27%, to $39,638,000 due to a $8,416,000 increase in electronic payment processing revenue and a $51,000 decrease in interest and other income. The $8,416,000 increase in electronic payment processing revenue was almost entirely due to an increase in organic sales growth. Gross total processing volume increased by 26% to $1,861,426,000 for the nine months ended September 30, 2007, from $1,480,980,000 for the nine months ended September 30, 2006.

Expenses increased by $7,875,000, or 27%, to $37,066,000 due primarily to a $6,548,000 increase in electronic payment processing costs, a $784,000 increase in professional fees, which consist principally of residual payments to independent sales agents and offices, a $372,000 increase in depreciation and amortization, and a $51,000 increase in consulting, payroll and benefits. The Company estimated and recorded $300,000 in additional chargeback expense which is included in electronic payment processing costs for the nine months ended September 30, 2007 (see Note 9). The rate of increase in electronic payment processing costs, excluding the $300,000 additional chargeback expense, was less than the rate of growth in revenues despite an increase in higher volume customers which generate higher direct processing costs as a percentage of revenue due to other costs increasing at a slower rate of increase between years.

Web Hosting

For the three months ended September 30, 2007 and 2006:

(In thousands):	2007	2006	$ Change	% Change
Revenue	$4,173	$3,481	$692	20%
Expenses	(3,733)	(2,485)	(1,248)	(50)%

Income from continuing operations before benefit for income taxes and discontinued operations	$440	$996	$(556)	(56)%

Revenue is derived primarily from monthly recurring fees from hosting dedicated and shared websites.

Revenues increased by $692,000, or 20%, to $4,173,000 for the three months ended September 30, 2007 from $3,481,000 for the three months ended September 30, 2006 due to a $685,000 increase in web hosting revenue and $7,000 increase in interest income. The increase in web hosting revenue is due to the overall growth in the number of customers the Company provided services to and an increase in dedicated hosting customers which generate higher revenue per customer, than shared website customers.

The average number of total websites for the three months ended September 30, 2007 increased 18% to 65,000 from 55,000 for the three months ended September 30, 2006. The average number of dedicated websites, which generate a higher monthly fee, increased 25% to 2,000 in 2007, from 1,600 in 2006. The average number of shared websites increased 17% to 63,000, per month in 2007, from 54,000, in 2006.

The $1,248,000, or 50% increase in expenses in 2007 compared with 2006 was primarily due to a $143,000 increase in consulting, payroll and benefits, a $218,000 increase in depreciation and amortization, and a $953,000 increase in other expenses, offset, in part, by a $90,000 decrease in interest expense due to lower borrowings from TICC during 2007. Consulting, payroll and benefits increased due to additional personnel added to service the increased customer base and to extend the hours of operation in customer service. Depreciation and amortization increased due to additional capital expenditures of $2,167,000 over the past twelve months primarily for additional servers. Other expenses increased primarily due to $222,000 in additional software licenses required for additional servers, a $648,000 increase in rent and utilities related to a new space, and a $90,000 increase in internet and telephone costs due to the growth of the company and the acquisition of additional space.

For the nine months ended September 30, 2007 and 2006:

(In thousands):	2007	2006	$ Change	% Change
Revenue	$12,011	$10,001	$2,010	20%
Expenses	(9,548)	(6,954)	(2,594)	(37)%

Income from continuing operations before benefit for income taxes and discontinued operations	$2,463	$3,047	$(584)	(19)%

Revenue is derived primarily from monthly recurring fees from hosting dedicated and shared websites.

Revenue increased by $2,010,000, or 20%, to $12,011,000 for the nine months ended September 30, 2007 from $10,001,000 for the nine months ended September 30, 2006 due to a $2,030,000 increase in web hosting revenue offset by a $20,000 decrease in interest income and other revenue. The increase in web hosting revenue is due to the overall growth in the number of customers the Company provided services to and an increase in dedicated hosting customers which generate higher revenue per customer.

The average number of total websites increased 21% to 63,000 in 2007, from 52,000 in 2006. The average number of dedicated websites, which generate a higher monthly fee, increased 43%, to 2,000 per month in 2007, from 1,400 in 2006. The average number of shared websites increased 20% to 61,000, per month in 2007, from 51,000, in 2006.

The $2,594,000, or 37% increase in expenses for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily due to a $655,000 increase in consulting, payroll and benefits, a $601,000 increase in depreciation and amortization, and a $1,810,000 increase in other expenses, offset, in part, by a $352,000 decrease in interest expense due to lower principal outstanding on the TICC debt during 2007. Consulting, payroll and benefits increased due to additional personnel added to service the increased customer base and to extend the hours of operation in customer service. Depreciation and amortization increased due to additional capital expenditures of $2,167,000 over the past twelve months primarily for additional servers. Other expenses increased primarily due to $665,000 in additional software licenses required for additional servers, an $812,000 increase in rent and utilities, a $44,000 increase in marketing costs, and a $146,000 increase in internet and telephone costs due to the growth of the company and the acquisition of additional space.

SBA Lending

For the three months ended September 30, 2007 and 2006:

(In thousands):	2007	2006	$ Change	% Change
Revenue	$2,157	$2,783	$(626)	(22)%
Expenses	(2,174)	(2,273)	99	4%

Income (loss) from continuing operations before benefit, provision for income taxes and discontinued operations	$(17)	$510	$(527)	(103)%

Revenue is derived primarily from premium income generated by the sale of the guaranteed and unguaranteed portions of SBA loans, interest income on SBA loans and servicing fee income on SBA loans previously sold.

Total revenues decreased by $626,000, or 22%, primarily due to a decrease in premium and interest income.

Premium income related to SBA loans decreased by $387,000 to $684,000 for the three months ended September 30, 2007 from $1,071,000 for the three months ended September 30, 2006. The decrease in premium income was primarily attributable to the decrease in the sale of loans previously classified as held for investment and the discount recognized thereon. In the three months ended September 30, 2007, NSBF did not sell any loans previously classified as held for investment. In the three months ended September 30, 2006, NSBF sold $4,510,000 of loans previously classified as held for investment, for aggregate proceeds of $4,690,000. The carrying value above the amounts sold of $180,000 was recorded as premium income. Also, in connection with this sale, included in premium income for the three months ended September 30, 2006 was $335,000, representing the allocated portion of the remaining discount recorded at the time of loan origination, for total premium recognized of $516,000.

The decrease in premium income discussed above was partially offset by NSBF selling $9,714,000 of guaranteed loans in the three months ended September 30, 2007 as compared to $7,970,000 guaranteed loans sold in the same period for the prior year, an increase of $1,744,000. These sales resulted in premium income of $684,000 and $556,000, respectively. In the third quarter of 2007, NSBF experienced a reduction in the pricing of the guaranteed portion of SBA loans. This reduction resulted in reduced premium recognized on the sale of the guaranteed portion of SBA loans for the three months ended September 30, 2007. However, such decrease did not have a material impact on the Company.

Servicing fee income related to SBA loans increased by $39,000 to $512,000 for the three months ended September 30, 2007 from $473,000 for the three months ended September 30, 2006. The increase in servicing fee income was attributable to NSBF recognizing $51,000 in servicing income associated with the servicing of an SBA portfolio for a savings bank in New York. This increase was partially offset as a result of a decrease in the NSBF servicing portfolio year over year. The average NSBF portfolio in which we earned servicing fee income for the quarter ended September 30, 2007 was $133,938,000 compared with $144,130,000 at September 30, 2006.

Interest income decreased by $183,000 to $813,000 for the three months ended September 30, 2007 from $996,000 for the three months ended September 30, 2006. This decrease was attributable to a decrease in the average loan portfolio to $32,889,000 from $34,779,000 as well as the average performing portfolio to $27,232,000 from $30,690,000 for the three months ended September 30, 2007 and 2006, respectively. Additionally, the Company recognized an additional $36,000 in deferred loan origination costs as a result of prepays for the three month period ended September 30, 2006 as compared to the three month period ended September 30, 2007.

Other income decreased by $95,000 to $148,000 for the three months ended September 30, 2007 from $243,000 for the same period in 2006. A majority of this decrease was attributable to a reduction in prepayment and late payment fees as well as a decrease in packaging fee income.

Expenses decreased by $99,000, or 4%, to $2,174,000 for the three months ended September 30, 2007 from $2,273,000 for the same period in 2006, primarily due to a decrease in interest expense, salaries and benefits and professional fees, offset by the increase in the provision for loan loss. Interest expense decreased by $91,000 to $403,000 for the three months ended September 30, 2007 from $494,000 for the same period in 2006 as a result of a decrease in the average outstanding balance under the Company’s credit facility. The average outstanding balance in the three month period ended September 30, 2007 was $16,961,000 as compared with $19,904,000 in the same period in the prior year. Additionally, the fees being charged to the unused portion of the line decreased as a result of the 2nd amendment entered into in December 2006, reducing the overall line from $75,000,000 to $50,000,000. Salaries and benefits decreased by $69,000 due to a reduction in headcount of 4.5 employees. Professional fees decreased by $90,000 due to a reduction in audit and tax expense. The Company increased its provision for loan losses by $184,000 as a result of incurring a larger number of charge-offs in the third quarter of 2007 as compared with the same period in 2006.

Management’s ongoing estimates of the allowance for loan losses are particularly affected by the changing composition of the loan portfolio over the last few years. The loans acquired from CCC in December 2002, which are more seasoned than those originated by NSBF, comprise 17% of total loans held for investment as of September 30, 2007. Other portfolio characteristics, such as industry concentrations and loan collateral, which also impacts management’s estimates of the allowance for loan losses, have also changed since the acquisition. The changing nature of the portfolio and the limited past loss experience on the newly originated portfolio has resulted in management’s estimates of the allowance for loan losses being based more on subjective factors and less on empirically derived loss rates. Such estimates could differ from actual results, which may have a material effect on the Company’s results of operations or financial condition.

For the nine months ended September 30, 2007 and 2006:

(In thousands):	2007	2006	$ Change	% Change
Revenue	$7,081	$7,266	$(185)	(3)%
Expenses	(6,888)	(6,914)	26	0%

Income from continuing operations before benefit for income taxes and discontinued operations	$193	$352	$(159)	(45)%

Revenue is derived primarily from premium income generated by the sale of the guaranteed and unguaranteed portions of SBA loans, interest income on SBA loans and servicing fee income on SBA loans previously sold.

Total revenues decreased $185,000, or 3%, primarily due to a decrease in premium and interest income.

Premium income related to SBA loans decreased by $250,000 to $2,198,000 for the nine months ended September 30, 2007 from $2,448,000 for the nine month period ended September 30, 2006. The decrease in premium income was primarily attributable to the decrease in the sale of loans previously classified as held for investment and the discount recognized thereon. In the nine months ended September 30, 2007, NSBF sold $1,911,000 of loans previously classified as held for investment, for aggregate proceeds of $2,007,000. The carrying value above the amounts sold of $96,000 was recorded as premium income. Also, in connection with this sale, included in premium income for the nine months ended September 30, 2007 was $133,000, representing the allocated portion of the remaining discount recorded at the time of loan origination, for total premium income recognized of $228,000. In the nine months ended September 30, 2006, NSBF sold $7,324,000 of loans previously classified as held for investment, for aggregate proceeds of $7,650,000. The carrying value above the amounts sold of $326,000 was recorded as premium income. Also, in connection with this sale, included in premium income for the nine months ended September 30, 2006 was $356,000, representing the allocated portion of the remaining discount recorded at the time of loan origination, for total premium recognized of $681,000.

The decrease in premium income discussed above was partially offset by NSBF selling $23,421,000 guaranteed loans in the nine months ended September 30, 2007 as compared to $22,296,000 guaranteed loans sold in the same period for the prior year, an increase of $1,125,000. These sales resulted in premium income of $1,970,000 and $1,767,000, respectively. In the third quarter of 2007, NSBF experienced a reduction in the pricing of the guaranteed portion of SBA loans. This reduction resulted in reduced premium recognized on the sale of the guaranteed portion of SBA loans for the nine months ended September 30, 2007. However, such decrease did not have a material impact on the Company.

Servicing fee income related to SBA loans decreased by $7,000 to $1,452,000 for the nine months ended September 30, 2007 from $1,459,000 for the nine month period ended September 30, 2006. This decrease was attributable to a decrease in the NSBF servicing portfolio year over year. The average NSBF portfolio in which we earned servicing fee income for the nine months ended September 30, 2007 was $134,615,000 compared with $147,732,000 for the nine months ended September 30, 2006. This decrease was partially offset by NSBF recognizing $146,000 in servicing income associated with the servicing of an SBA portfolio for a savings bank in New York.

Interest income decreased by $64,000 to $2,767,000 from $2,831,000 for the nine months ending September 30, 2007 and 2006, respectively. This decrease is attributable to a decrease in the average loan portfolio to $35,596,000 from $37,942,000 as well as the average performing portfolio to $29,940,000 from $33,897,000 in the nine months ended September 30, 2007 and 2006, respectively. The Company also recognized an additional $47,000 in deferred loan origination costs as a result of an increase in prepays for the nine month period ended September 30, 2007 as compared to the nine month period ended September 30, 2006.

Other income increased by $136,000 to $664,000 for the nine months ended September 30, 2007 from $528,000 for the same period in 2006. A majority of this increase was attributable to a recovery on a loan that was charged off several years ago under the old ownership of Commercial Capital Corp. as well as an additional $59,000 of income being recognized in connection with the recovery of expenses associated with the sale of OREO properties.

Expenses increased by $26,000 to $6,888,000 for the nine months ended September 30, 2007 from $6,914,000 for the same period in 2006. This increase was primarily due to an increase in other general and administrative costs, specifically the write-down of the fair value of Other Real Estate Owned (OREO) as well as an increase in the provision for loan loss. As a result of incurring significant costs associated with maintaining its interests in OREO property the Company incurred total write downs of OREO property in the nine month period ended September 30, 2007 of $271,000. Provision for loan loss increased by $202,000 as a result of an increase in charge-offs as well as an increase in the non-performing portfolio for the nine months ended September 30, 2007 as compared to the same period in 2006. These additional costs were offset by the reduction in interest expense and professional fees. Interest expense decreased by $286,000 to $1,332,000 for the nine months ended September 30, 2007 from $1,618,000 for the same period in 2006 as a result of a decrease in the average outstanding balance under the Company’s credit facility. The average outstanding balance in the nine month period ended September 30, 2007 was $19,151,000 as compared with $22,978,000 in the same period in the prior year. Additionally, the fees being charged to the unused portion of the line decreased as a result of the 2nd amendment entered into in December 2006, reducing the overall line from $75,000,000 to $50,000,000. Professional fees decreased by $246,000 due to a reduction in audit, tax and legal accruals.

Capco

For the three months ended September 30, 2007 and 2006:

(In thousands):	2007	2006	$ Change	% Change
Revenue	$1,570	$1,743	$(173)	(10)%
Expenses	(4,599)	(5,383)	784	15%

Loss from continuing operations before minority interest, benefit for income taxes and discontinued operations	(3,029)	(3,640)	611	17%
Minority interest	116	68	48	71%

Loss from continuing operations before benefit for income taxes and discontinued operations	$(2,913)	$(3,572)	$659	18%

Revenue is derived primarily from non-cash income from tax credits recorded when a Capco achieves defined investment percentage thresholds and from non-cash accretion of income from tax credits between the time the thresholds are achieved and the tax credits are utilized by the certified investor. Income from tax credits increased by $33,000 to $1,337,000 for the three months ended September 30, 2007 from $1,304,000 for the three months ended September 30, 2006. Income from tax credits for the three months ended September 30 are as follows:

(In thousands):	2007	2006
From investment percentage thresholds	$—	$—
From accretion of income from thresholds	1,337	1,304

Total	$1,337	$1,304

Expenses consist primarily of non-cash accretion of interest expense and the amortization of the prepaid insurance purchased at the funding date. Expenses for the three months ended September 30 are as follows:

(In thousands):	2007	2006
Accretion of interest expense	$2,865	$3,182
Amortization of prepaid insurance	739	740

Total	$3,604	$3,922

In summary, the non-cash loss which is represented by the income from tax credits, less interest expense and amortization of prepaid insurance, for the three months ended September 30 is as follows:

(In thousands):	2007	2006
Non-cash loss	$(2,267)	$(2,618)

In addition, other interest relating to notes payable – AI Credit, totaling $0 and $127,000, was incurred in the three month periods ended September 30, 2007 and 2006, respectively, and management fees, which were payable to Newtek and included as revenue in the corporate activities segment, totaled $762,000 and $1,117,000, for the three month periods ended September 30, 2007 and 2006, respectively.

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

For the nine months ended September 30, 2007 and 2006:

(In thousands):	2007	2006	$ Change	% Change
Revenue	$4,926	$5,687	$(761)	(13)%
Expenses	(15,006)	(16,984)	1,978	12%

Loss from continuing operations before minority interest, benefit for income taxes and discontinued operations	(10,080)	(11,297)	1,217	11%
Minority interest	295	398	(103)	(26)%

Loss from continuing operations before benefit for income taxes and discontinued operations	$(9,785)	$(10,899)	$1,114	10%

Revenue is derived primarily from non-cash income from tax credits recorded when a Capco achieves defined investment percentage thresholds and from non-cash accretion of income from tax credits between the time the thresholds are achieved and the tax credits are utilized by the certified investor. Income from tax credits decreased by $626,000 to $3,958,000 for the nine months ended September 30, 2007 from $4,584,000 for the nine months ended September 30, 2006. Income from tax credits for the nine months ended September 30 are as follows:

(In thousands):	2007	2006
From investment percentage thresholds	$—	$746
From accretion of income from thresholds	3,958	3,838

Total	$3,958	$4,584

Expenses consist primarily of non-cash accretion of interest expense and the amortization of the prepaid insurance purchased at the funding date. Expenses for the six months ended September 30 are as follows:

(In thousands):	2007	2006
Accretion of interest expense	$8,947	$9,845
Amortization of prepaid insurance	2,219	2,227

Total	$11,166	$12,072

In summary, the non-cash loss which is represented by the income from tax credits, less interest expense and amortization of prepaid insurance, for the nine months ended September 30 is as follows:

(In thousands):	2007	2006
Non-cash loss	$(7,208)	$(7,488)

In addition, other interest relating to notes payable – AI Credit, totaling $64,000 and $439,000, was incurred during the nine month periods ended September 30, 2007 and 2006, respectively, and management fees, which were payable to Newtek and included as revenue in the corporate activities segment, totaled $2,996,000 and $3,838,000, for the nine month periods ended September 30, 2007 and 2006, respectively.

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

For the three months ended September 30, 2007 and 2006:

(In thousands):	2007	2006	$ Change	% Change
Revenue	$1,273	$2,520	$(1,247)	(49)%
Expenses	(1,933)	(1,325)	(608)	(46)%

(Loss) income from continuing operations before minority interest, benefit for income taxes and discontinued operations	(660)	1,195	(1,855)	(155)%
Minority interest	(25)	—	(25)	—

(Loss) income from continuing operations before benefit for income taxes and discontinued operations	$(685)	$1,195	$(1,880)	(157)%

The revenue decrease of $1,247,000 for the three months ended September 30, 2007, as compared with 2006, is primarily due to an increase in revenue of $420,000 due to the consolidation of CDS Business Services, Inc. which has been consolidated with the Company since January 2007, offset by a one time gain on the sale of a qualified business of $1,706,000 for the prior period.

Income (loss) before benefit for income taxes decreased by $1,880,000 in 2007 to $(685,000) from $1,195,000 in 2006 primarily reflecting the previous period’s one time gain on the sale of an investment in a qualified business of $1,706,000. An overall decrease in losses from other entities included in the All Other segment were offset by a loss from CDS Business Services, Inc. of $226,000, which has been consolidated with the Company since January 2007.

For the nine months ended September 30, 2007 and 2006:

(In thousands):	2007	2006	$ Change	% Change
Revenue	$4,980	$4,176	$804	19%
Expenses	(5,814)	(4,524)	(1,290)	(29)%

Loss from continuing operations before minority interest, benefit for income taxes and discontinued operations	(834)	(348)	(486)	(140)%
Minority interest	(24)	—	(24)	—

Loss from continuing operations before benefit for income taxes and discontinued operations	$(858)	$(348)	$(510)	(147)%

The revenue increase of $804,000 for the nine months ended September 30, 2007 as compared with 2006 is primarily due to the consolidation of CDS Business Services, Inc., which has been consolidated with the Company since January 2007, which generated $1,447,000 of revenues for the period. Additionally, the Company recognized a gain on the sale of a qualified business of $907,000, recoveries on previously written off investments of $166,000 and equity earnings on an investment of $329,000 for the nine months ended September 30, 2007 as compared to a one time gain on the sale of an investment of $1,706,000 and equity earnings on an investment of $96,000 during the same period last year.

Loss before benefit for income taxes increased by $510,000 in 2007 to $(858,000) from $(348,000) in 2006 primarily due to a loss from CDS Business Services, Inc. of $642,000, consolidated as of January 2007, offset by a gain on sale/recoveries of investments in qualified businesses and equity earnings totaling $1,402,000. This is compared to $1,802,000 in gains and equity earnings for the prior period and a reduction of $556,000 of losses incurred in 2006 from Where Eagles Fly, a Washington D.C. Capco investment.

Corporate activities

For the three months ended September 30, 2007 and 2006:

(In thousands):	2007	2006	$ Change	% Change
Revenue	$760	$993	$(233)	(23)%
Expenses	(3,085)	(2,670)	(415)	(16)%

Loss from continuing operations before benefit for income taxes and discontinued operations	$(2,325)	$(1,677)	$(648)	(39)%

Revenue is derived primarily from management fees earned from the Capcos, which amount to 2.5% of certified capital. The management fee revenue is included in the segment revenues, but eliminated on the consolidated statement of operations. Management fee revenue totaled $731,000 and $964,000 for the three month period ended September 30, 2007 and 2006, respectively. If a Capco does not have current or projected cash sufficient to pay management fees then such fees are not accrued.

The decrease in management fee revenue of $233,000 for the three months ended September 30, 2007 as compared with the three months ended September 30, 2006 is primarily attributable to a reduction in management fees being accrued for a New York and Wisconsin Capco totaling $43,000 and $104,000, respectively, and the reversal of the first two quarters Wisconsin Capco management fees totaling $208,000. These decreases were offset in part by management fees being accrued in 2007 for the first time for one of our subsidiaries totaling $115,000 for the quarter.

The $415,000 increase in expenses in 2007 as compared to 2006 was primarily due to an $892,000 increase in consulting, payroll, and benefits and offset by a $232,000 decrease in professional fees. In addition, other expenses decreased by $250,000 primarily due to $428,000 expensed in 2006 for a lawsuit settlement, offset by additional expenses in 2007 related to the consolidation of our New York City offices.

For the nine months ended September 30, 2007 and 2006:

(In thousands):	2007	2006	$ Change	% Change
Revenue	$2,992	$3,499	$(507)	(14)%
Expenses	(9,093)	(7,428)	(1,665)	(22)%

Loss from continuing operations before benefit for income taxes and discontinued operations	$(6,101)	$(3,929)	$(2,172)	(55)%

Revenue is derived primarily from management fees earned from the Capcos, which amount to 2.5% of certified capital. The management fee revenue is included in the segment revenues, but eliminated on the consolidated statement of operations. Management fee revenue totaled $2,902,000 and $3,399,000 for the nine month period ended September 30, 2007 and 2006, respectively. If a Capco does not have current or projected cash sufficient to pay management fees then such fees are not accrued.

The decrease in management fee revenue of $497,000 for the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006 is due to a reduction in management fees being accrued for three New York Capcos totaling $530,000 and the Wisconsin Capco of $104,000, and the reversal of the Wisconsin Capco first two quarters 2007 management fees totaling $208,000, offset in part by management fees being accrued in 2007 for the first time for one of our subsidiaries totaling $345,000 for the period.

The $1,665,000 increase in expenses in 2007 as compared to 2006 was primarily due to a $2,097,000 increase in consulting, payroll, and benefits, a $233,000 increase in other expenses which includes $106,000 of expenses related to the consolidation of our New York City offices, offset, in part, by a $705,000 decrease in professional fees and a $85,000 decrease in insurance expense.

A summary of the Company’s cash flows provided by (used in) operating activities by segment is as follows:

NEWTEK BUSINESS SERVICES INC. AND SUBSIDIARIES

Cash Flows from Operating Activities by Segment

For the nine months ended September 30, 2007 (In thousands)

	Business Services Segments
SBA Lending	Electronic Payment Processing	Web Hosting	All Other	Corporate Activities		Total Business Services Segments	CAPCO Segment	Eliminations	Total
$7,081	$39,638	$12,011	$4,980	$2,992	Net Revenue	$66,702	$4,926	$(3,341)	$68,287
6,888	37,066	9,548	5,838	9,093	Total Expenses and minority interest	68,433	14,711	(3,341)	79,803

193	2,572	2,463	(858)	(6,101)	Income (loss) before (provision) benefit for income taxes and discontinued operations	(1,731)	(9,785)	—	(11,516)

—	(631)	(959)	(141)	1,371	(Provision) benefit for income taxes	(360)	3,118	—	2,758

193	1,941	1,504	(999)	(4,730)	Income (loss) before discontinued operations	(2,091)	(6,667)	—	(8,758)
—	—	—	(495)	—	Discontinued operations, net of taxes	(495)	—	—	(495)

193	1,941	1,504	(1,494)	(4,730)	Net income (loss)	(2,586)	(6,667)	—	(9,253)

					Non-Cash:
—	—	—	—	—	Income from tax credits	—	(3,958)	—	(3,958)
—	631	784	(136)	(1,932)	Deferred income taxes	(653)	(3,118)	—	(3,771)
1,171	1,409	2,448	212	187	Depreciation and amortization	5,427	43	—	5,470
(650)	—	—	—	—	Capitalization of servicing assets	(650)	—	—	(650)
—	—	—	(1,073)	—	Gain on sale/recoveries of investments in qualified businesses	(1,073)	—	—	(1,073)
—	—	—	—	—	Accretion of interest expense	—	8,947	—	8,947
607	—	—	—	—	Provision for loan losses	607	—	—	607
(93)	—	—	—	—	Gain on sale of loans held for investment	(93)	—	—	(93)
33	—	5	(45)	410	Other non-cash — net	403	(441)	—	(38)
					Change in assets and liabilities:
436	—	—	—	—	Proceeds from sale of SBA loans over originations	436	—	—	436
—	—	—	—	—	Prepaid insurance	—	2,219	—	2,219
(369)	—	—	(105)	—	Restricted cash change	(474)	—	—	(474)
(347)	(239)	(184)	1,035	(2,768)	Other — net	(2,503)	2,057	—	(446)

$981	$3,742	$4,557	$(1,606)	$(8,833)	Net cash provided by (used in) operations	$(1,159)	$(918)	$—	$(2,077)

Our operating businesses are dependent on the health of the small and medium-sized segments of the U.S. economy. The reduction in the availability in credit, along with the rise in gas and commodity prices, could have a negative impact on consumer spending which could adversely impact our customers. This could also negatively impact the value of commercial and residential real estate, which could adversely impact the loan portfolio of our SBA Lending segment.

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

Liquidity and Capital Resources

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2007	2006
Net cash (used in) provided by operating activities	$(2,077)	$1,453
Net cash provided by investing activities	6,197	21,671
Net cash used in financing activities	(2,640)	(16,914)

Net increase in cash and cash equivalents	1,480	6,210

Cash and cash equivalents, beginning of period	26,685	23,940

Cash and cash equivalents, end of period	$28,165	$30,150

Cash requirements and liquidity needs in 2007 and the foreseeable future are primarily funded through available cash and cash equivalents and the Company’s capacity to borrow from the Company’s $50 million GE line of credit to originate and warehouse the guaranteed and unguaranteed portion of loans of our SBA lending unit. The availability of the lending facility is subject to the compliance with certain covenants and collateral requirements as set forth in the agreement. At September 30, 2007, our unused sources of liquidity consisted of $40,458,000 of unrestricted cash and cash equivalents and $1,796,000 available through the GE lending facility. In addition, as discussed in Note 13, the Company closed on a revolving credit facility of up to $10,000,000 with North Fork Bank on October 19, 2007.

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

Our recent bids for the guaranteed portion of our loans have slightly decreased from prior periods, yet the market for such portions remains active in the current environment. This decrease in pricing has not had a material impact on the Company. From time to time we may sell the unguaranteed portion of our loans. We do not depend on such sales to fund our operations. Should the pricing for the un-guaranteed portions become less attractive and we elect not to sell them, funds available under our credit facility will be sufficient to permit us to make loans.

Restricted cash totaling $12,293,000 which is primarily held in the Capcos, can be used in managing and operating the Capcos, making qualified investments, to repay debt obligations and for the payment of income taxes.

Net cash provided by investing activities primarily includes the purchase or sale of fixed assets and customer accounts, activity regarding the unguaranteed portions of SBA loans and changes in restricted cash and investments. During 2007, cash was used to purchase $2,447,000 in fixed assets primarily to support increased customers in our web hosting segment and to acquire $2,436,000 in customer merchant accounts. A net decrease in the unguaranteed portion of SBA loans increased cash by $359,000. We also received net proceeds of $5,042,000 through the sale of U.S. Treasury Notes, $3,787,000 from the return of investments in qualified businesses, $1,572,000 from the sale of asset held for sale and insurance recoveries, and proceeds of $1,032,000 from the recovery of investments in qualified businesses previously written off. In addition the Company used cash to make $1,031,000 in qualified investments.

Net cash used in financing activities primarily includes net repayments on notes payable of $3,693,000, net repayments on bank notes payable of $755,000, offset by a $2,050,000 reduction in restricted cash in CDS.

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

Because Newtek Small Business Finance, Inc., our SBA lender, borrows money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. The Company had $17,467,000 outstanding on the GE line of credit as of September 30, 2007. Interest rates on such notes are variable at prime plus 0.25 or base LIBOR plus 2.50%. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have the effect of a net increase (decrease) in assets by less than 1% for the third quarter of 2007. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect a net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

Additionally, we do not have significant exposure to changing interest rates on invested cash and cash equivalents, restricted cash and U.S. Treasury notes (for December 31, 2006 only) which was approximately $40,458,000 and $42,976,000 as of September 30, 2007 and December 31, 2006, respectively. The Company invests cash mainly in money market accounts and other investment-grade securities and does not purchase or hold derivative financial instruments for trading purposes.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any material pending litigation. We and/or one or more of our investee companies are involved in lawsuits regarding wrongful termination claims by employees or consultants, none of which are individually or in the aggregate material to Newtek.

Item 2.	Unregistered Sales of Equity Securities

(a) On September 21, 2007, pursuant to the terms of the Company’s directors’ compensation program, the Company issued to its five independent directors a total of 33,105 unregistered common shares with a market valuation as of that date of $52,250. The shares were issued in exchange for the services of the directors on the Board of Directors and its committees in reliance on Section 4(2) of the Securities Act of 1933, as amended.

(c) In March 2006, the Newtek Board of Directors adopted a stock buy-back program authorizing management to enter the market to re-purchase up to 1,000,000 of the Company’s common shares. As of September 30, 2007, the Company purchased 60,611 treasury shares under that authorization.

The following table summarizes the repurchase of common stock under the stock buy-back program:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program
08-01-07 through 08-31-07	3,800	$1.59	3,800	952,435
09-01-07 through 09-30-07	13,046	$1.65	13,046	939,389

(1)	All shares were purchased pursuant to the publicly announced Stock Buy-Back Program, which was effective as of March 2006 and has no set expiration. We are authorized to purchase up to one million shares of our common stock under the Program.

Item 6.	Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated April 28, 2004, between Newtek Business Services, Inc., and CrystalTech Web Hosting, Inc. (including a listing of omitted schedules). (Incorporated by reference to Exhibit 2.1 to Newtek’s Report on Form 8-K dated April 30, 2004.)

3.1	Certificate of Incorporation of Newtek Business Services, Inc., as revised and restated through November 21, 2005. (Incorporated by reference to Exhibit 3.1 to Newtek’s Report on Form 10-K filed May 10, 2006.)

3.2	Bylaws of Newtek Business Services, Inc. (Incorporated by reference to Exhibit No. 3.2 to Registration Statement No. 333-115615.)

10.1	Employment Agreement with Barry Sloane, June 30, 2005. (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 10-K filed May 10, 2006.)

10.2	Employment Agreement with Jeffrey G. Rubin, June 30, 2005. (Incorporated by reference to Exhibit 10.2 to Newtek’s Report on Form 10-K filed May 10, 2006.)

10.3	Employment Agreement with Craig J. Brunet dated July 13, 2006. (Incorporated by reference to Exhibit 10.3 to Newtek’s Report on Form 10-Q filed July 14, 2006.)

10.4	Lease Agreement dated March 15, 2007 between CrystalTech Web Hosting, Inc. and i/o Data Centers for Phoenix lease (Incorporated by reference to Exhibit 10.4 to Newtek’s Report on Form 10-Q filed May 15, 2007.)

10.5	Fourth Amendment to the Amended and Restated Master Loan and Security Agreement, dated December 31, 2002 between Newtek Small Business Finance, Inc. and DB Structured Products, Inc., dated June 29, 2005. (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 8-K, dated June 29, 2005.)

10.6	Credit Agreement between Newtek Business Services, Inc., Newtek Small Business Finance, Inc., Small Business Lending, Inc., CCC Real Estate Holding Co., LLC and General Electric Capital Corporation, dated August 31, 2005. (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 8-K, filed September 7, 2005.)

10.7	First Amendment and Waiver to Credit Agreement, dated February 28, 2006, to the Credit Agreement dated August 31, 2005, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation. (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K, filed March 2, 2006.)

10.7.1	Second Amendment and Waiver to Credit Agreement, dated February 28, 2006, to the Credit Agreement dated December 28, 2006, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation. (Incorporated by reference to Newtek’s Report on Form 10-K filed March 2, 2006.)

10.8	Guaranty between Newtek Business Services, Inc. Small Business Lending, Inc., CCC Real Estate Holding Co., LLC and General Electric Capital Corporation, dated August 31, 2005. (Incorporated by reference to Exhibit 10.2 to Newtek’s Report on Form 8-K, filed September 7, 2005.)

10.9	Credit and Security Agreement by and between CDS Business Services, Inc. and Wells Fargo Bank, National Association dated February 27, 2007. (Incorporated by reference to Exhibit 10.9 to Newtek’s Report on Form 10-Q filed August 14, 2007.)

10.9.1	Waiver under Credit and Security Agreement by and between CDS Business Services, Inc. and Wells Fargo Bank, National Association dated February 27, 2007. (Incorporated by reference to Exhibit 10.9.1 to Newtek’s Report on Form 10-Q filed August 14, 2007.)

10.10	Loan and Security Agreement dated October 19, 2007, between Crystaltech Web Hosting, Inc. and Northfork Bank. (Incorporated by reference to Exhibit 99.2 to Newtek’s Report on Form 8-K, filed October 23, 2007.)

10.11	Guaranty of Payment and Performance dated October 19, 2007, between Newtek Business Services, Inc. and Northfork Bank. (Incorporated by reference to Exhibit 99.3 to Newtek’s Report on Form 8-K, filed October 23, 2007.)

10.12	Pledge Agreement dated October 19, 2007, between Newtek Business Services, Inc. and Northfork Bank. (Incorporated by reference to Exhibit 99.4 to Newtek’s Report on Form 8-K, filed October 23, 2007.)

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: November 9, 2007	By:	/s/ Barry Sloane
Barry Sloane
Chairman of the Board, Chief Executive Officer and Secretary

Date: November 9, 2007	By:	/s/ Seth A. Cohen
Seth A. Cohen
Chief Financial Officer

Date: November 9, 2007	By:	/s/ Eyal Amsalem
Eyal Amsalem
Chief Accounting Officer and Controller