Form 10-K
period 2007-12-31
NEWTEK BUSINESS SERVICES INC
filed 2008-03-31
CIK 1094019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number: 001-16123

NEWTEK BUSINESS SERVICES, INC.

New York	11-3504638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1440 Broadway, 17th Floor New York, New York	10018
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant:1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company (all as defined in Rule 12b-2 of the Act).

Large Accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $50,001,000 as of the last business day of the registrant’s second fiscal quarter of 2007.

As of March 24, 2008 there were 36,948,524 shares issued and outstanding of the registrant’s Common Shares, par value $0.02 per share.

NEWTEK BUSINESS SERVICES, INC.

PART I

Item 1	BUSINESS

Overview

•

Newtek Business Services, Inc. (“we,” “the Company” or “Newtek”) is a corporation formed under the laws of New York that serves as a holding company for several wholly- and majority-owned subsidiaries, including 15 certified capital companies which we refer to as Capcos, and several portfolio companies in which the Capcos own non-controlling or minority interests. We are a direct distributor of business services to the small- and medium-sized business market. We provide a “one-stop-shop” turnkey solution with 10 different service lines. Our target market represents a very significant marketplace in the United States nonfarm private gross domestic product (“GDP”). According to statistics published by the U.S. Small Business Administration (the “SBA”), approximately 51% of the GDP in the United States comes from small businesses and approximately 99% of businesses in the United States which have one or more employees fit into this market segment. As of December 31, 2007, we had over 87,000 business accounts. We use state of the art web-based proprietary technology to be a low cost acquirer and provider of products and services to our small- and medium-sized business clients. We partner with AIG, Merrill Lynch, Morgan Stanley, the Credit Union National Association (CUNA) with its 8,700 credit unions and 80 million members, the Navy Federal Credit Union with 2.7 million members, PSCU Financial Services, Inc., the nation’s largest credit union service organization, Fiserv Solutions, Inc. d/b/a IntegraSys, General Motors Minority Dealers Association and Daimler Chrysler Minority Dealers Association, all of whom have elected to offer certain of our business services and financial products rather than try to provide some or all of them directly for their customers. We have deemphasized our Capco business in favor of growing our operating businesses and do not anticipate creating any new Capcos in the foreseeable future. Our services offerings include:

•	Electronic Payment Processing: Credit card, debit card, check conversion, and ACH solutions

•	Web Hosting: Full service web host including domain registration and online shopping cart tools

•	Business Lending: Business loans to start up, acquire, or expand a business

•	Insurance Services: Nationwide commercial, health and benefits, and personal lines of insurance

•	Outsourced Digital Bookkeeping: Bookkeeping and recordkeeping

•	Accounts Receivable Financing: Receivable purchasing and financing services

•	Web Design and Development: Customized web design and development services

•	Tax Preparation and Advisory Services: Tax planning and consultation

•	Data Backup, Storage and Retrieval: Fast, secure, off-site data backup, storage and retrieval

•	Business Plan Preparation: Professional business plan assistance

•	Payroll: Payroll management processing and employee tax filing

The Company’s principal business segments are:

Electronic Payment Processing: Marketing, credit card processing and check approval services to the small- and medium-sized business market.

Web Hosting: CrystalTech Web Hosting, Inc., d/b/a Newtek Technology Services, which offers shared and dedicated web hosting and related services to the small- and medium-sized business market.

SBA Lending: Newtek Small Business Finance, Inc., a nationally licensed, U.S. Small Business Administration (“SBA”) lender that originates, sells and services lending products to qualifying small businesses, some of which are partially guaranteed by the SBA.

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

Financial information for each segment can be found in Note 25 to the Consolidated Financial Statements.

Business Strategy

Key elements of our strategy to grow our business are:

•

Continue to focus our business model to serve the small- and medium-sized business market. We are focused on developing and marketing business services and financial products and services aimed at the small-and medium-sized business market. Our business model is to get that market to view us as “The Company” to go to for all of its business service needs. We are now providing one or more services to over 87,000 client accounts. We intend to continue to leverage the Newtek™ brand as a one-stop-shop provider for the small and medium size business market, and further develop direct marketing efforts through our website and our direct sales program.

•

Continue to implement a strategy of acquiring customers at low cost. We seek to acquire customers at a low cost through a national strategy centered on our alliance partners and our NewTracker™ technology. Our alliance partners use our proprietary NewTracker™ referral system to refer customers to us for sales and customer tracking and processing. We use the same proprietary system as our gateway for direct sales through our website and our BizExec program. We seek to minimize commission selling expenses and/or referral fees through the use of technology.

•

Further develop national marketing of the “Newtek™” brand through our alliance partners. We have formed key marketing alliances with national business organizations such as AIG, Merrill Lynch, Navy Federal Credit Union, PSCU Financial Services, Inc., Fiserv Solutions, Inc. d/b/a IntegraSys and Morgan Stanley, and trade organizations such as the Credit Union National Association, the General Motors Minority Dealers Association, and Daimler Chrysler Minority Dealers Association. We seek to build on the endorsement of our technology, high level of customer service, and competitively priced products and services by these partners.

•

Continue to develop our state-of-the-art technology to process business applications and financial transactions. We are expanding our proprietary NewTracker™ referral system which allows us to process new business utilizing a web-based, centralized processing point. We are implementing a project of combining all data assets into a seamless, enterprise-wide accessible master database in order to facilitate cross marketing, selling and servicing, real-time data mining, and business intelligence.

•

Cross sell additional products and services to small- and medium-sized businesses. We are developing our processing systems to facilitate cross selling multiple products and services under the “Newtek” brand. We are actively seeking to add additional products and services to meet the demands of the small- and medium-sized business market, and undertaking strategic initiatives to penetrate various industries. In addition we are implementing a multi-segment internet marketing strategy under our Newtek Technology Services™ brand.

•

Opportunistically acquire companies or assets to provide complementary products and services. By strategically acquiring companies or assets in our primary product and service markets, we can expand our customer base and create cross-selling opportunities for our growing suite of complementary goods and services.

•

Continue to fulfill our obligations under the current Capco programs. Our emphasis is on continuing our exemplary regulatory compliance program in order to successfully complete the investment cycles for all Capcos. At December 31, 2007, we had reached the final minimum investment requirements in all 15 Capco programs in which we participate. We believe this ensures that 100% of the tax credits are beyond risk of recapture. We have reached the final maximum investment requirements in one Capco which has been decertified and is no longer subject to state regulation. Capco decertification will minimize the impact of Capco accounting on our business.

History

We were founded in 1998 to participate in the Capco programs. We have since developed our branded line of business services and financial products and services for the small and medium-sized business market. At December 31, 2007, we had 37 subsidiaries, excluding our 15 Capcos, many of which were a result of investments through the Capco programs. From 1999 to 2005, Capcos generated significant cash flows reflected as financing activities on our consolidated cash flow statement. We do not anticipate creating any new Capcos in the foreseeable future, although we continue to invest in small businesses through our existing Capcos and meet the goals of the Capco programs. We are concentrating our efforts on creating a distribution channel for the small- and medium-sized business market.

We believe that Fortune 500 companies are seeking to expand their client base into the lucrative small to medium -size business market. We believe that to enter this market effectively they will require the use of a cost-effective distribution channel such as the one we have built using proprietary technology and systems. We believe that most Fortune 500 companies try to use the same distribution methods used for their existing consumer or corporate customers in order to reach this market, only to find it too expensive or unproductive to address small to medium-sized businesses. We view the small business owner and decision maker as unique and requiring a different distribution channel, as well as different products, packaging and service tailored to meet the needs of small- and medium-sized businesses.

We market ourselves to our small- and medium-sized business customers through our mottos of “we do it differently” and “we do it better.” An example of how we seek to do this is our bilingual 24/7 call center which we believe is a valuable feature for most small business owners that need help during non-business hours and on weekends. We use web-based applications as an in-house tool to make our employees and associates efficient, smart and productive. Instead of using expensive six-figured salaried employees that a typical bank or an insurance company would use to market financial products and business services to small- and medium-sized business customers, we use very smart, efficient, high-quality technology and dedicated loyal non-executive salary plus bonus employees.

We believe that our business service specialists on all product lines understand the needs of the small business owner. We conduct telephone interviews with our target customers across all product lines to deepen our understanding of their needs. We have tailored our offerings so our small- and medium-sized business customers do not have to fill out multiple handwritten forms or type data into a keyboard, which we believe is the most aggravating factor facing our customers. We have modeled our back-office and business operations after customer centered operational models, such as that of Progressive Insurance. We stress our responsive customer service, and we endeavor to excel in addressing and resolving issues and problems that our customers may face. We are now providing our 24/7 customer service functions in Spanish as well as English to service the growing Hispanic owned and operated small business customer base in the United States.

The Newtek Referral System

Our proprietary NewTracker™ referral system allows us to process new business utilizing a web-based, centralized processing point. Our trained representatives use these web-based applications as a tool to acquire and process data through telephonic interviews, eliminating the need for face-to-face contact and the requirement that a customer complete multiple paper forms or data entry for multiple product lines. This approach is customer friendly, allows us to process applications very efficiently and allows us to store client information for further processing and cross-selling efforts while offering what we believe to be the highest level of customer service. It also assures our alliance partners full transaction transparency. This system permits our alliance partners to have a window to our back office processing 24 hours a day, 7 days a week, to see every communication and interaction between our sales and processing representatives and their referred customers without sharing customer or alliance partner sensitive data on the application. NewTracker™ enables the processing and tracking of services in a manner similar to the bar code system used by overnight delivery services. We believe that NewTracker™ is a key differentiating component of our business. It enables us to scale our business services rapidly to meet the demands of our customers or the market. NewTracker™ enables us to provide clients with our business services suite on the front end, and enable them to offer our services immediately, without having to invest in marketing materials, sales and marketing personnel, training, licensing or office space. Because their customers are driven by our technology to our processing centers, which can handle increased volume of transactions without having to add specialized staff or infrastructure, we offer an efficient back end as there is no need for additional investment.

We are implementing a project of combining all of our data assets into a seamless enterprise, widely accessible master database in order to facilitate cross marketing, selling and servicing, real-time data mining, and business intelligence and further enhance our use of NewTracker™.

Alliances

Each of the operating businesses benefit from the receipt of significant numbers of customer referrals from our alliance partners, pursuant to agreements negotiated and structured by our holding company management and staff. We are focused on using strategic business affiliations to identify likely small- to medium-sized business customers and others to be serviced by our operating businesses. We seek to ally Newtek with companies and organizations that wish to offer one or more of our principal business lines to their customers or members. We provide one-stop shopping for alliance partners that want to launch or expand their business services. For example, many credit unions are serving small business owners with consumer lending applications, and can use our alliance with Credit Union National Association, PSCU Financial Services or Fiserv Solutions, Inc. d/b/a IntegraSys to expand their offering of services. We are also able to white label any of our business services for any alliance partner. We believe our comprehensive portfolio of business services can help small businesses grow, which benefits the business owner and their credit union. In December 2007, we signed our 200th credit union partner.

These alliance partners are able to provide greater service to their customers and members and derive a steady flow of referral payments from us. On the other hand, our operating companies are receiving significant numbers of referrals for our services in the areas of small business loans, insurance and electronic payment processing and are thus acquiring customers at a low cost. NewTracker™, our proprietary, internally developed referral system technology, facilitates this transfer of information and also permits our customer service representatives, their supervisors and the referring alliance partners to all observe the real-time processing of each referral, from intake to completion. For a Merrill Lynch financial advisor who refers a customer for electronic payment processing, he or she can track the processing and know when decisions are made, what they are, when the referral fees are earned, as well as observe and oversee the operational performance of our customer service representatives. The process is analogous to the bar code system used by overnight delivery services to track the movement of a package, where critical processing points are input and the customer is able to access the company’s password-protected web site and monitor the movement of the package from pick up to delivery.

We have entered into agreements to provide for one or more business services with the following entities:

•	AIG

•	Merrill Lynch

•	Morgan Stanley

•	Fiserv Solutions, Inc. d/b/a IntegraSys

•	BankAtlantic

•	Credit Union National Association (CUNA)

•	Daimler Chrysler Minority Dealers Association

•	General Motors Minority Dealership Association

•	Navy Federal Credit Union

•	NewAlliance Bank

•	NCMIC Financial, Inc.

•	PSCU Financial Services, Inc.

Principal Business Segments

Electronic Payment Processing

We market payment processing services to small and medium-sized business merchants in the U.S. We are currently a provider of such services to over 13,400 small- and medium-sized business merchants throughout the U.S. We enable our merchants to accept all major credit cards as well as debit and ATM cards for payment whether they are a retail, service, mail-order or Internet merchant. We work with merchants to set up merchant payment processing and to customize value- added programs such as personalized gift card programs and check guarantee services that help drive their customers to them. As of December 31, 2007, on an annualized basis, we process over 23 million transactions with a merchant sales volume exceeding $2.55 billion per year. Our customer base and the related sales volume processed by us has grown significantly during each year of operations since 2002 through a combination of net merchant additions resulting from sales as well as selective merchant portfolio acquisitions. Our merchant base has grown from approximately 1,200 merchants at the end of 2002 to approximately 13,400 merchants at the end of 2007. Similarly, total sales volume in 2007 approximated $2.55 billion, up from $38.4 million in 2002.

Universal Processing Services of Wisconsin, LLC, d/b/a Newtek Merchant Solutions (“NMS”), which we own through one of our Capcos, markets credit and debit card processing services, check approval services and ancillary processing equipment and software to merchants who accept credit cards, debit cards, checks and other non-cash forms of payment. New merchants are acquired through several sales channels. Our primary focus today is on developing new merchant sales leads as a result of internal sales efforts. NMS has targeted the marketing of its array of services under agreements with alliance partners which today are principally financial institutions, including banks, credit unions and other related businesses. Members of such financial institutions are able to refer potential customers to NMS through Newtek’s NewTracker™ referral system. In addition, but to a lesser extent, we selectively maintain agreements with independent sales organizations and independent sales agents throughout the country. These referring organizations and associations are typically paid a percentage of the processing revenue derived from the respective merchants that they successfully refer to us for as long as the merchant remains our customer. We currently have contracts with approximately 150 independent sales consultants as of December 31, 2007.

In addition to our growth in merchants from our internal sales efforts and referral sources, we have acquired the rights to service existing portfolios of merchants serviced by other merchant processors. During 2007 and 2006, we acquired such rights to service 1,108 and 2,915 merchants, respectively, at the dates of their acquisition. The cost of such acquisitions totaled $2.2 million in 2007 and $2.5 million in 2006. The annual estimated merchant sales volume for acquisitions made in 2007 and 2006 is $47.6 million and $26.7 million, respectively.

Certain of our other subsidiaries operate merchant portfolios which are serviced by NMS.

We maintain two main customer service and sales support offices which are located in Milwaukee, Wisconsin and Brownsville, Texas. Our personnel at these locations assist merchants with initial installation of equipment and on-going service, as well as any other special processing needs that they may have.

Our electronic payment processing businesses relies on our ability to obtain data processing services. We contract with several large-scale data processing companies to provide the front-end and back-end processing. As our merchant base has grown, we believe that we have been able to achieve greater economies of scale in terms of negotiating the cost structure for providing such settlement services.

There are two aspects to the processing: the initial authorization of a payment (referred to as the “front-end processing”) and the merchant credit and cardholder charge transaction (the “back end processing”). Our payment processing business relies on up to five front-end and back-end processors which reduces our risk of reliance on any one company and also gives us the option of utilizing different processors to match the needs of particular merchants or situations.

As a result of our exposure to liability for merchant fraud, chargebacks and other losses inherent in the merchant payment processing business, we have developed practices and policies which attempt to assess and counter these risks. Activities in which we engage in order to mitigate such risks are:

•

underwriting the initial application of a merchant to identify unusual risks, structure the relationship in a manner consistent with acceptable risks and, where possible, obtaining a personal or parent corporation guarantee from the merchant;

•

monitoring the daily and monthly activity of each merchant to identify any departures from normative charging behavior of each merchant, monitoring the largest of our merchants and those with high levels of refunds or chargebacks, so as to ensure an opportunity to address any credit or chargeback problems at the earliest possible time; and

•

requiring high risk merchants to agree to the establishment of cash reserves to protect us against merchant failures to pay for chargebacks and other fees, and making adjustments in these reserves as merchant experience indicates.

We believe that these procedures help us to significantly reduce our exposure to merchant or customer fraud and similar potential losses. The development and growth of our business will be primarily through customers identified for us by our alliance partners and, to a much lesser extent, by our independent representatives. We are different than most electronic payment processing companies who acquire their clients primarily through independent agents in that we acquire most of our clients and processing volume through our NewTracker™ and alliance partner relationships. We believe that our business model provides us with a competitive advantage by enabling us to acquire higher transaction volume electronic payment processing merchants at a lower cost level for third-party commissions than the industry average. Our business model allows us to own the customer as well as the stream of residual payments, as opposed to models which rely on “independent agents.” We also believe that our clients are more loyal to Newtek than to the industry standard “independent agent” which tends to move clients around.

Website Hosting Services

Through our subsidiary CrystalTech Web Hosting, Inc. (“CrystalTech”) we provide website hosting services to what is now more than 69,000 customers with 105,000 domains in over 120 different countries. CrystalTech provides shared and dedicated hosting plans, under the CrystalTech™ brand, for which it receives recurring monthly fees by website, as well as other fees such as set-up fees, consulting fees, domain name registrations and others. Ninety percent of all fees are paid in advance by credit card. CrystalTech delivers services under the CrystalTech™ brand not just to customers seeking hosting but also to wholesalers, resellers and web developers by offering a range of tools for them to build, resell and deliver their web content. In 2008, CrystalTech, the core business supporting our web hosting initiatives, will operate as Newtek Technology Services™, and CrystalTech™ will become a Newtek Technology Services™ brand.

CrystalTech’s dedication to superior customer service is reflected in the growth of its customer base under the CrystalTech™ brand, from approximately 8,300 accounts at the start of 2004 when we acquired CrystalTech to approximately 69,000 at the end of 2007.

CrystalTech primarily uses Microsoft Windows® technology. Microsoft has described CrystalTech as one of the largest hosting services in the world providing Microsoft Windows 2003® hosting. CrystalTech also offers Linux-based web hosting and web-based data storage and back up services. CrystalTech currently operates a 5,000 square foot fortress strength data center located in Scottsdale, Arizona, utilizing redundant networking, electrical and back-up systems, affording customers what management believes to be a great level of performance and protection.

Over 75% of the growth in customers by CrystalTech has come as a result of customer referrals without material expenditures for marketing or advertising. Many of CrystalTech’s competitors are very price sensitive, offering minimal services at cut-rate pricing. While being cost competitive with most Linux and Windows-based web hosting services, CrystalTech has emphasized higher quality uptime, service and support.

Historically, the Company has delivered website hosting services under the CrystalTech™ brand. The Company now intends to diversify its hosting reach by offering these services to small- and medium-sized businesses under different brands under Newtek Technology Services™ including Newtek Web Services™, Newtek Data Storage™ and Newtek Web Design and Development™. The Company will focus specifically on select target markets such as restaurants, financial institutions, medical practices, law firms, accountants, and retail. The Company has announced that during the second half of 2008 it intends to launch a new turnkey solution to satisfy financial institution needs for dedicated servers, hosting and/or data storage, enabling these entities to comply with regulatory requirements with the highest level of safety and security. The Company will offer these services through its strategic alliance partnerships and contracts with Credit Union National Association (CUNA), PSCU Financial Services, Fiserv Solutions, Inc. d/b/a IntegraSys, and over 200 credit unions. The Company also intends to offer insured web hosting services which would bundle web hosting services with insurance such as identity theft, business interruption and PCI security standards compliance.

Small Business Lending

Small Business Lending, Inc., (“SBL”) which we own approximately 80% of directly and through one of our Capcos, owns 100% of Newtek Small Business Finance, Inc. (“NSBF”), which specializes in originating, servicing and selling small business loans guaranteed by the SBA for the purpose of acquiring commercial real estate, machinery, equipment and inventory and to refinance debt, fund franchises, working capital and business acquisitions. NSBF is one of 14 SBA licensed Small Business Lending Corporations that provide loans nationwide under the federal section 7(a) loan program for small businesses. This federal program is authorized each year by Congress to guarantee small business loans in an amount determined by Congress. The authorization for 2007 was $17.5 billion. NSBF has received preferred lenders program (PLP) status, a designation whereby the SBA authorizes the most experienced SBA lenders to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender, PLP status allows NSBF to serve its clients in an expedited manner since it is not required to present applications to individual SBA offices. The operations of NSBF are heavily dependent on the nature of the regulations imposed on it as a Small Business Loan Company and its ability to remain in compliance with those regulations.

We are currently exploring options to provide lower cost funding to NSBF. We are also considering the expansion of our lending platform beyond the government-backed SBA program which limits our ability to lend by restricting use to one type of loan. In 2007, we evaluated approximately $2.0 billion dollars in lending opportunities, many of which were more suited to non-SBA lending products. By expanding our product offering, Newtek believes we will be able to capture more revenue from those opportunities. We are exploring participating in the U.S. Department of Agriculture loan programs for businesses and community facilities, which would allow us to further expand our lending products to small businesses. We are also exploring the purchase of distressed loan portfolios that we would service and manage using our existing infrastructure.

We originate loans ranging from $3,000 to $5 million to both startup and existing businesses, who use the funds for a wide range of business needs including:

•	Opening, expanding or acquiring a business or franchise: $25,000 to $2.0 million;

•	Financing working capital:

•	SBA term loans: at least $25,000

•	Lines of credit: $5,000 to $100,000

•	Business credit card: $3,000 to $50,000

•	Purchase equipment: $25,000 to $2.0 million

•	Purchasing owner-occupied real estate and make leasehold improvements: up to $5.0 million;

•	Refinancing existing non-real-estate business debt: $25,000 to $2.0 million.

During 2007, we funded 143 SBA 7(a) loans for a total of $43.3 million and sold $34.3 million of the guaranteed portions of our loans. At December 31, 2007 we were servicing a portfolio of loans we originated and funded of $187.0 million. We earn interest income on the $26.4 million of loans we retain, net of the nonperforming loans totaling $5.6 million, and earn servicing income on those guaranteed portions we sell. We also provide servicing functions on loans originated by other SBA lenders for which we earn servicing fees based upon a mutually negotiated fee per loan. In servicing these portfolios, we do not take on any loss risk for the loans of such lenders.

Other Business Lines

•

Small Business Insurance Products and Services: We offer small business insurance products and services through Newtek Insurance Agency, LLC, based in Washington, D.C., with a presence in New York, Illinois and Texas. Newtek Insurance Agency, LLC is licensed in 50 states and serves as a retail and wholesale agency specializing in the sale of personal, commercial and health/benefits lines insurance products to customers of all our affiliated companies as well as our alliance partners. In 2006, we integrated our insurance operations with our NewTracker™ referral system, which now serves as the single point of entry and reporting for the agency. We offer multiple insurance products from multiple insurance carriers providing a wide range of choice for our customers. We implemented a program with the Navy Federal Credit Union to market commercial and homeowners’ insurance to their 2.7 million members, and formed a strategic alliance with AIG Small Business to provide agent services to small business clients who link to us from the AIG Small Business website. We are continuing our efforts to implement programs with alliance partners to market commercial and personal insurance. On February 16, 2007, we announced an alliance with PSCU Financial Services, Inc., which intends to provide our insurance products and services to its 500 member credit unions as part of its promotion of our services. On May 18, 2007, we entered into an alliance with Fiserv Solutions, Inc. d/b/a IntegraSys to offer all of our insurance products to their 11,000 financial institutions. We believe that these new alliances will increase the importance of this business to Newtek and its business clients.

•

Accounts Receivable Financing: We offer accounts receivable financing through CDS Business Services, Inc. (“CDS”), based in West Hempstead, New York. Through this service, small- and medium-sized businesses can obtain $10,000 to $500,000 per month as an advance against their future trade receivables.

•

Financial Information Systems: We offer administrative and technological support for small businesses by designing and implementing specialized financial and management reporting systems and by providing outsourced financial management functions including digital bookkeeping and payroll processing management and employee tax filing that reduce costs and management requirements for our customers. We also provide tax filing, preparation and advisory services to small- and medium-sized businesses.

•	Business Plan Preparation: We also offer business plan preparation services in connection with the formation or expansion of small- and medium-sized businesses.

•

Merchant Cash Advances: Through referral relationships, we intend to offer merchant cash advance services to our customers, under which a merchant sells future credit card sales at a discount. Under this program, the merchant receives the purchase amount upfront and agrees to have a set percentage of the credit cards deposits deducted from its daily deposits and remitted back until the purchase amount is repaid.

Marketing

We market our services primarily through referrals from our alliance partners such as AIG Small Business, Merrill Lynch, Credit Union National Association, Navy Federal Credit Union and Bank Atlantic, using our proprietary NewTracker™ referral system. In addition, Electronic Payment Processing is also marketed through independent representatives and CrystalTech services are marketed through third-party development companies, and internet-based marketing. A common thread across all business lines relates to acquiring customers at low cost. We seek to bundle our marketing efforts through our brand, our portal, our proprietary NewTracker™ technology, and one easy entry point of contact.

We currently cross market primarily at the alliance level. The Credit Union National Association, PSCU Financial Services, Inc., Fiserv Solutions, Inc. d/b/a IntegraSys and AIG Small Business are examples of cross marketing at the alliance level.

We have implemented a multi-channel marketing strategy that consists of:

Direct: We market through our website, www.newtekbusinesssservices.com. We have created a place on our website for small business owners/operators to go to acquire one or more of the Newtek services directly. We anticipate marketing this through ads, seminars, magazine placements and internet key words and/or general promotion.

We are currently in the process of implementing a multi-segment internet marketing approach under our Newtek Technology Services™ brand, focusing on select target markets such as restaurants, supermarkets, financial institutions, physicians, attorneys, accountants, and retail.

Indirect: Through our BizExec Program, we are recruiting individual professionals such as insurance agents, lawyers, and accountants who will utilize NewTracker™ either through the establishment of a new website or through a link to NewTracker™ from their own site. They will have access to the NewTracker™ system to track their own leads.

Our alliance partners market one or more of our services to their customer base, and utilize NewTracker™ to submit referrals to Newtek from either their website or directly by their staff. They have access to NewTracker™ to track their own leads.

Direct Sales Force: We employ contracted, fee- and bonus-based employees that have as their primary responsibility to drive quality referrals into NewTracker™ thru daily interaction with their assigned alliances and business owners/operators in their territories. We currently have 12 individuals acting in this capacity across the United States.

Direct Alliance: Small business owners/operators go to the website of an alliance partner in order to acquire one or more of the Newtek services, driven by ads, keywords, seminars, conferences and/or general promotion. This is currently in place with AIG, NCMIC Financial, Inc. and Navy Federal Credit Union.

We have contracted with affiliates in Brownsville, Texas to provide back-office support, including customer service, for our business segments.

Intellectual Property

Newtek has developed software which is the core of its NewTracker™ referral system and in September 2006 filed a patent application with the United States Patent and Trademark Office covering NewTracker™.

CrystalTech uses specialized software to conduct its business under a perpetual, royalty-free license from its developer, the former owner of CrystalTech, acquired at the time of our acquisition of the business.

We have several trademarks and service marks, all of which are of material importance to us.

The following trademarks and service marks are the subject of trademark registrations issued by the United States Patent Trademark Office:

1.	AT NEWTEK, WE DO IT BETTER

2.	CRYSTALTECH

3.	CRYSTALTECH WEB HOSTING

4.	CT & Design

5.	NEWTEK

6.	NEWTEK BUSINESS SERVICES

7.	WEBCONTROLCENTER

The following trademarks and service marks are the subject of pending trademark applications filed with the United States Patent and Trademark Office:

1.	BIZEXEC

2.	BOOKKEEPER IN A DIGITAL BOX

3.	IEPP

4.	INSURED ELECTRONIC PAYMENT PROCESSING

5.	INSURED HOSTING

6.	INSURED WEB HOSTING

7.	NEWT NEWTEK

8.	NEWTEK BIZEXEC

9.	NEWTEK BUSINESS SERVICES, INC. & NEWT Design

10.	NEWTEK BUSINESS SOLUTIONS

11.	NEWTEK CONSULTING SERVICES

12.	NEWTEK DATA STORAGE

13.	NEWTEK eCAB

14.	NEWTEK FINANCIAL INFORMATION SYSTEMS

15.	NEWTEK FINANCIAL SUITES

16.	NEWTEK HOSTING SERVICES

17.	NEWTEK INTERACTIVE

18.	NEWTEK IT SERVICES

19.	NEWTEK NEWT & Design

20.	NEWTEK REFERRAL SYSTEM

21.	NEWTEK WEB DESIGN AND DEVELOPMENT

22.	NEWTEK WEB SERVICES

23.	NEWTRACKER

24.	WE DO IT BETTER

25.	NEWTEK BUSINESS CREDIT

26.	NEWTEK TECHNOLOGY SERVICES

27.	NEWTEK TECHNOLOGY SERVICES & Design

Litigation, which could result in substantial cost to and diversion of our business, may be necessary to enforce trademarks and service marks issued to us or to determine the enforceability, scope and validity of the proprietary rights of others. Adverse determinations in any litigation or interference proceeding could subject us to costs related to changing names and a loss of established brand recognition. If at any time there was a challenge to these rights and we were not successful in defending our ability to either protect these rights or continue to use them, it may be necessary for us to adopt different trademarks and service marks and thereby lose the value we believe we have built in them.

Competition

We compete in a number of markets for the sale of services to small- and medium-sized businesses. Each of our principal operating segments competes not only against suppliers in its particular state or region of the country but also against suppliers operating on a national or even a multi-national scale. None of the markets in which our companies compete are dominated by a small number of companies that could materially alter the terms of the competition.

Our Electronic payment processing segment competes with Heartland Payment Systems, First National Bank of Omaha and Paymentech, L.P. Our Web hosting segment competes with Host My Site®, Discount ASP, Maxum ASP, GoDaddy®, Yahoo!®, BlueHost®, iPowerWeb®, DiscountASP and Microsoft Live. Our Small business lending segment competes with regional and national banks and non-bank lenders such as CIT and Business Loan Express.

In many cases, the competitors whom our companies face are not as able as our companies to take advantage of changes in business practices due to technological developments and, for those with a larger size, are unable to offer the personalized service that many small business owners and operators seem to want.

While we compete with many different providers in our various businesses, we have been unable to identify any direct and comprehensive competitors that deliver the same broad suite of services focused on the needs of the small- and medium-sized business market with the same marketing strategy as we do. Some of our competitive advantages include:

•	Our proprietary NewTracker™ referral system which allows us to process new business utilizing a web-based, centralized processing point and provides back end scalability.

•	Our focus on developing and marketing business services and financial products and services aimed at the small- and medium-sized business market.

•	Our scalability, which allows us to scale our business services very quickly to meet customer and market needs.

•	Our ability to offer personalized service and competitive rates.

•	A strategy of multiple channel distribution which gives us maximum exposure in the marketplace.

•	Unparalleled customer service 24x7x365 across business lines, with a focus primarily on absolute customer service.

•

Our telephonic interview process, as opposed to requiring handwritten or data-typing processes, which allow us to offer high levels of customer service and satisfaction, particularly for small business owners who do not get this service from our competitors.

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

Overview: A Capco is either a corporation or a limited liability company established in and chartered by one of the nine jurisdictions currently with authorizing legislation: Alabama, District of Columbia, Florida, Louisiana, Colorado, New York, Texas and Wisconsin (Missouri has an older program which pre-dates the start of our business and in which we do not participate). Aside from seed capital provided by an organizer such as Newtek, a Capco will issue debt and equity instruments exclusively to insurance companies and the Capcos then are authorized under the respective state statutes to make targeted equity or debt investments in companies. In some states, the law permits Capco investments in majority-owned or primarily controlled companies. In others, such as Louisiana, Colorado, Texas and the most recent programs in New York, there are some limitations on the percentage of ownership a Capco may acquire in a qualified business. In conjunction with the Capcos’ investment in these companies, the Capcos may also provide loans to the companies. In most cases, the tax credits provided by the states are equal to the par amount of investment by the insurance companies in the securities of the Capcos, which can be utilized by them generally over a period of four to ten years. These credits are unaffected by the returns or lack of returns on investments made by the Capcos.

The authorizing statutes in all of the states in which our Capcos operate explicitly allow and encourage the Capcos to take minority equity interests, and in some cases majority or controlling interests, in companies. Consequently, in all of the states in which we operate Capcos, we may, consistent with our business objectives, acquire equity interests in companies through the use of the funds in the Capcos and provide management and other services to these companies. The investments by the Capcos create jobs and foster economic development consistent with the objectives of the programs as stated in most

Capco statutes. Furthermore, because our Capcos have arranged for the repayment of a portion of the Capco notes by The National Union Fire Insurance Company of Pittsburgh or The American International Specialty Lines Insurance Company, both affiliates of The American International Group, Inc., and a portion of the Capco notes is “paid” through the delivery of tax credits, our Capcos are under no pressure to generate short-term profits and may invest for long-term profitability. Due to the nature of the Capco programs, we are able to accept the higher level of losses common to start up companies because we have the ability to devote the time, attention and resources to these companies which they require to become successful.

•

Because we use insurance to protect the principal of funds loaned to our Capcos by insurance companies as well as the tax credits which they receive from us, and in light of the cost of such insurance, in all of the Capcos we have organized, after payment of the organizational costs and the Capco insurance premium, the remaining cash is equal to approximately 50% of the amount initially raised. An important feature of all Capco programs is that a minimum of 50% of the initial investment in the Capcos must be placed in qualified business investments within a specified time, usually four or five years. As each Capco receives repayment of debt plus interest, as well as return of and on equity investments, it is able to reinvest the funds in other qualified businesses, which in some states may be its affiliated companies or others. It is through this “investment-return-and-reinvestment” process that our Capcos are able to meet the minimum investment requirements of the Capco programs. In 2005 our Capcos received total repayments or returns of approximately $4.86 million, in 2006 they received approximately $13.6 million and in 2007 they received approximately $9.1 million. These funds supplemented the funds available for meeting minimum investment requirements.

•	As of December 31, 2007, all of our 16 operating or managed Capcos had met their respective minimum 50% investment requirements. Two of our Capcos have invested 100% of their certified capital.

•

We have applied to and been granted by the State of New York for voluntary decertification for one of the two 100% investment Capcos; it is no longer subject to state regulation. We are in the process of applying to the State of Florida for voluntary decertification of the other Capco and, if granted, it would no longer be subject to regulation and could eventually distribute its assets and/or continue to operate without government regulation. There can be no assurance that we will be able to obtain such voluntary decertification.

•

The recognition of revenue by our Capcos has declined, representing approximately 6% of revenue in 2007, 18% of our gross revenue in 2006 and 38% in 2005. This trend demonstrates clearly the shift in our business from reliance on the Capco funding to the development of operating businesses generating increasing amounts of revenues, income and cash flows.

We and our Capcos do not generate any revenue for goods or services sold to the companies in which we invest. The companies in which the Capcos invest do provide services, and to a much lesser degree goods, to each other. However, the effect of such inter-company revenues and expenses are eliminated in the consolidated financial statements. We rely on the annual management fees of 2.5% of certified (initial) capital, as fixed by the Capco statutes and profits from non-Capco operations as our contingent source of cash to cover some of our operating expenses. This covers all supportive services generally provided by us; however, the management fee is paid out of Capco cash on hand and is not set aside or reserved for payment out of the funds received by the Capcos. The management fee is protected and established by statute.

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

Tax Credits: In return for the Capcos making investments in the targeted companies, the states provide tax credits, generally equal to funds invested in the Capco by the insurance companies that provide the funds to the Capcos. In order to maintain its status as a Capco and to avoid recapture or forfeiture of the tax credits, each Capco must meet a number of specific investment requirements, including a minimum investment schedule all of which have been met prior to required dates by all of our Capcos. As a result, we believe there is neither any basis for a loss of tax credits nor liability under the Capco insurance described below.

Investment Requirements: Each of the state Capco programs has a requirement that a Capco, in order to maintain its certified status, must meet certain investment requirements, both qualitative and quantitative.

Quantitative Requirements: These include minimum investment amounts and time periods for investment of “certified capital” (the amount of the original funding of the Capco by the insurance companies) all of which have been met by our

Capcos. For example in the state of New York, a Capco must invest at least 25% of its certified capital within 24 months from the initial investment date, 40% within 36 months and 50% within 48 months. The minimum investment requirements and time periods, along with the related tax credit recapture requirements are set out in detail below. See: “Management’s Discussion and Analysis—Income from Tax Credits and Note 1 to the Consolidated Financial Statements—Revenue Recognition.” The minimum requirements are calculated on a cumulative basis and allow the Capcos to receive a return of an investment and re-invest the funds for full additional credit towards the minimum requirements.

Qualitative Requirements: These include limitations on the initial size of the recipients of the Capco funds, including the number of their employees, the location within the respective state of the recipients and the recipients’ commitment to remain therein for a specified period of time, the types of business conducted by the recipients, and the terms of the investments in the recipients. Most significant for our business is the fact that most of the Capco programs generally do not pose any obstacle to investments in qualified businesses which result in significant, majority or, in some cases, controlling ownership positions (the state of Louisiana precludes the Capco from taking controlling and majority ownership positions in investee companies). This enables us to achieve both public policy objectives of the Capco programs, of increasing the number of small businesses and job opportunities in the state, as well as our own objectives of developing a number of small business service companies which may become profitable and generate a meaningful return both to our shareholders and to the local participants in the businesses. In addition, because the businesses that we invest in provide needed, and in management’s judgment, cost effective goods and services to other small businesses, the growth of this important segment of a state’s economy may be accelerated.

Investment Limitations: The states of Louisiana, Colorado, Texas and in the two most recent programs in New York (out of the five we have participated in) have had or recently added, to their Capco programs, limitations on the equity investment Capcos can make in qualified businesses. These programs or program changes seek to preclude a Capco from owning all or a majority of the voting equity of the invested business. While Newtek has made profitable majority-owned investments in the past, we have also made minority or more passive investments in qualified businesses. Newtek’s Capcos are in full compliance with these types of investment limitations, and management foresees no significant difficulty in continuing to do so.

Enforcement of Requirements: The various states, which administer these programs through their insurance, banking or commerce departments, conduct periodic reviews and on site examinations of the Capcos in order to verify that the Capcos have met applicable investment requirements and are otherwise acting in conformance with the statutes and rules. Capcos are required to maintain detailed records so as to demonstrate to state examiners compliance with all applicable requirements. A failure of a Capco to meet one of the statutory minimum quantitative investment benchmarks within the time specified would constitute grounds for the loss of the Capco’s status as a Capco, or its decertification, and the loss and recapture of some or all of the tax credits previously passed through the Capco to its investors. An involuntary decertification of one of our Capcos would have a material adverse effect on our business in that it would require the Capco insurer to make compensatory payments equal to the lost tax credits and would permit the insurer to assume control over the assets of the Capco in order to cover its losses. Compliance with these requirements is reflected in contractual provisions of the agreements between each Capco and its investors. The Capcos covenant to their investors to use the funds only for investments as permitted by the Capco laws or for related expenses and to refrain from taking any action which would cause the Capco to fail to continue in good standing. We believe all of our Capcos have met all applicable minimum qualitative investment requirements.

Compliance: As of the end of 2007, we believe that all of our Capcos were in compliance with all applicable requirements and our 15 operational and one managed Capco had met their final, minimum 50% investment thresholds. This eliminates any material risk of decertification and tax credit recapture or loss for its insurance company investors in these Capcos.

Insurance. The Capco notes require, as a condition precedent to the funding of the notes, that insurance be purchased to cover the risks associated with the operation of the Capcos. This insurance is purchased from American International Specialty Lines Insurance Company and National Union Fire Insurance Company of Pittsburgh, both subsidiaries of American International Group, Inc., (“AIG”) an international insurer. AIG and its subsidiaries noted above are AA+ rated by Standard & Poor’s. Under the terms of this insurance, which is for the benefit of the investors, the Capco insurer incurs the primary obligation to repay the investors a substantial portion of the debt as well as to make compensatory payments in the event of a loss of the availability of the related tax credits. In the event of either a threat of or a final decertification by a state, the Capco insurer would be authorized to assume partial or complete control of the business of the particular Capco so as to ensure compliance with investment or other requirements. This would likely avoid final decertification and the necessity of insurance or cash payments in lieu of forfeited or recaptured tax credits. However, control by the Capco insurer would also result in significant disruption of the particular Capco’s business and likely result in significant financial loss to that Capco. Decertification would also likely impair our ability to obtain certification for Capcos in additional states as new legislation makes other opportunities available. The Capcos are individually insured, and the assets of one are not at risk for the obligations of the others. AIG itself has not agreed to guarantee the obligations of its subsidiary insurers but has agreed to transfer the obligations to another of its subsidiaries if the insurers are down-rated.

Voluntary Decertification. When each of Newtek’s Capcos has invested in qualified businesses an amount equal to 100 % of its initial certified capital, it is able to decertify (terminate its status as a Capco) and no longer be subject to any state Capco regulation. Newtek would then be able to continue the business of the investment vehicle or liquidate the investments and/or the Capco. Such a voluntary decertification would eliminate all restrictions on the Capcos’ operations but would have no effect on the tax credits given to certified investors or on the Capco Insurance. In addition, voluntary decertification is dependent on the maturity date of each Capco’s certified investor notes and Capco Insurance policies. Prior to such maturity dates, voluntarily decertification requires the consent of both the certified investors and the Capco insurer; after those dates, no consent other than that of the respective state is required.

Upon voluntary decertification, the programs in about half of the states require that a Capco share any distributions to its equity holders with the state sponsoring the Capco. For those states that require a share of distributions, the sharing percentages vary, but are generally from 10 to 30%, usually on distributions above a specified internal rate of return for the equity owners of the Capco. States not requiring distributions are Wisconsin, Texas and New York (Programs 1, 2 and 3). At this time, Newtek does not believe that the sharing requirements will have a material impact on the company’s financial condition or operations.

During 2007, two of Newtek’s Capcos reached the 100% investment level and in January 2008 the first, Wilshire New York Advisers, LLC, was notified by the New York Insurance Department that it is no longer subject to regulation. A decision as to the second Capco is pending.

Decertification signifies that the Capcos have worked through their business cycles which will minimize the impact of Capco accounting on our business.

Government Regulation: Investment Company Act of 1940

Because of the nature of our business, our management has addressed the question of the effects of the potential application of the Investment Company Act of 1940, as amended (the “Investment Company Act”), to the business of Newtek. As discussed below, the application of the Investment Company Act to us would impose requirements and limitations that are materially inconsistent with our current and intended business strategy. However, with our increased investment focus on operating companies, management believes that concern for unintended holding company status has been decreased materially.

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

The SEC has adopted Rule 3a-1 that provides an exclusion from registration as an investment company if a company meets both an asset and an income test and is not otherwise primarily engaged in an investment company business by, among other things, holding itself out to the public as such or by taking controlling interests in companies with a view to realizing profits through subsequent sales of these interests. A company satisfies the asset test of Rule 3a-1 if it has no more than 45% of the value of its total assets (adjusted to exclude U.S. government securities and cash) in the form of securities other than interests in majority owned subsidiaries and companies which it primarily and actively controls. A company satisfies the income test of Rule 3a-1 if it has derived no more than 45% of its net income for its last four fiscal quarters combined from securities other than interests in majority-owned subsidiaries and primarily and actively controlled companies.

Our business strategy and business activities focus upon participating actively in their management and development of the businesses in which we invest. We believe that this strategy and the scope of our business activities would not cause us to fall within the definition of an investment company or, if so, provide us with a basis for an exclusion from the definition of an investment company under the Investment Company Act.

Government Regulation: State Capco Regulations

Each of the states which operate Capco tax credit programs has established administrative mechanisms to monitor compliance with the requirements of the programs, to verify that the Capcos have met applicable minimum investment requirements and are otherwise acting in conformance with the statutes and rules. Requirements include limitations on the initial size of the recipients of the Capco funds, including the number of their employees, the location within the respective state of the recipients and the recipients’ commitment to remain therein for a specified period of time, the types of business conducted by the recipients, and the terms of the investments in the recipients. Capcos are required to maintain detailed records so as to demonstrate to state examiners compliance with all applicable requirements. Contrary to other programs, the regulatory requirements applicable to Capcos are generally limited to the minimum investment requirements. We believe that the Capcos we operate are currently in full compliance with all applicable requirements and management anticipates no difficulty in maintaining that status in the future.

Government Regulation: Sarbanes-Oxley Act of 2002

On July 30, 2002, the President of the United States signed the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”) into law. The Sarbanes-Oxley Act provides for sweeping changes with respect to corporate governance, accounting policies and disclosure requirements for public companies, and also for their directors and officers. Section 302 of the Sarbanes-Oxley Act (“Corporate Responsibility for Financial Reports”) required the SEC to adopt new rules to implement the requirements of the Sarbanes-Oxley Act. These requirements include new financial reporting requirements and rules concerning corporate governance. New SEC rules require a reporting company’s chief executive and chief financial officers to certify certain financial and other information included in our quarterly and annual reports. The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the reporting company’s disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about the reporting company’s controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls. (See Section 9A for management’s current assessment of related control matters).

See: “Certifications” for certifications by Newtek’s Chief Executive Officer and Chief Financial Officer of the financial statements and other information included in this Annual Report on Form 10-K. The certifications required by Section 906 of the Sarbanes-Oxley Act also accompany this Form 10-K.

Employees

As of December 31, 2007, we and the companies in which we hold a controlling interest had approximately 402 employees, independent representatives and contract employees. We believe our labor relations are good and none of our employees are covered by a collective bargaining agreement.

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

Revenues and Assets by Geographic Area

During the years ended December 31, 2007, 2006, and 2005 all of our revenue was derived from customers in the United States. For a description of the Company’s long-lived assets, see the Notes to the Consolidated Financial Statements.

Available Information

We are subject to the informational requirements of the Securities Exchange Commission and in accordance with those requirements file reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy the reports, proxy statements and other information that we file with the Commission under the informational requirements of the Securities Exchange Act at the Commission’s Public Reference Room at 450 Fifth Street N.W., Washington, DC 20549. Please call 1-800-SEC-0339 for information about the Commission’s Public Reference Room. The

Commission also maintains a web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission. The address of the Commission’s web site is http://www.sec.gov. Our web site is http://www.newtekbusinessservices.com. We make available through our web site, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. Information contained on our web site is not a part of this report.

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

We have placed emphasis on the investment in and acquisition of small businesses with the objective of developing a network of profitable businesses, most of which will principally serve the small- and medium-sized business market. Early stage businesses historically have a higher rate of failure than larger businesses, and many that do not fail will have only limited profitability. Moreover, profits generated by any of our majority-owned companies or other investments could be offset by losses generated by others. Our profitability resulting from the operations of our businesses may be delayed for the foreseeable future.

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

Each of our major investments and affiliated companies may be impacted by a variety of adverse economic, governmental, industrial and internal company factors unique to that business and outside our control. If our investments and affiliated companies do not succeed in overcoming these adverse factors, the value of our assets and the price of our shares would likely fall.

In the past few years we have increasingly concentrated our investments in companies participating in small business lending, electronic payment processing, web hosting and insurance. Each of these businesses has numerous risks associated with it and should be read in conjunction with the specific risk factors set forth below with respect to each of these businesses.

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

Our rapid revenue growth has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As we continue to grow our business, such growth could require capital, systems development and human resources beyond current capacities. As evidence of our internal growth, on December 31, 2001, we and all of our consolidated and majority-owned affiliates had approximately 20 employees, and on December 31, 2007 we had approximately 402 employees and independent contractors. The increase in the size of our operations may make it more difficult for us to ensure that we execute our present businesses and future strategies. The failure to manage our growth effectively could have a material adverse effect on our financial condition, results of operations and cash flows.

If we are unable to obtain the resources required for the growth and development of our affiliated companies, they will be highly susceptible to failure, which would directly affect our profitability and value.

Early-stage businesses often fail due to their limited capital and human resources. The effective implementation of our business model is dependent upon the ability of the affiliated companies, with assistance from us, to arrange for the managerial capital and other resources which they usually require in order to become and remain profitable.

We may not be able to integrate acquired companies into our company and, as we acquire more and larger interests in affiliated companies, our resources available to assist our affiliated companies may be insufficient.

We have made strategic acquisitions, and we intend to continue to make acquisitions in accordance with our business plan. Each acquisition involves a number of risks, including:

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

In our Capco programs we recognize the majority of our income from the tax credits in the early years of the programs because income recognition is tied to the schedule by which the tax credits become irrevocable and beyond recapture (approximately five years). We recognize the majority of our income from an average ten year Capco program in the first five years and will not be recognizing significant tax credit income in the latter part of the program. However, we will continue to incur costs for the administration of the Capcos and (non-cash) interest expense on the Capco notes and amortization of the prepaid insurance. In the absence of income from other sources, such as returns on our qualified investments, we will likely sustain material non-cash losses in the programs.

Our success depends upon our ability to enforce and maintain our intellectual property rights.

Our success depends, in significant part, on the proprietary nature of our technology, including both patentable and non-patentable intellectual property related to our NewTracker™ referral system. We have filed a patent application with the United States Patent office but there can be no assurance that such patent will be granted. To the extent that a competitor is able to reproduce or otherwise capitalize on our technology, it may be difficult, expensive or impossible for us to obtain necessary legal protection. In addition to patent protection of intellectual property rights, we consider elements of our product designs and processes to be proprietary and confidential. We rely upon employee, consultant and vendor non-disclosure agreements and contractual provisions and a system of internal safeguards to protect our proprietary information. However, any of our registered or unregistered intellectual property rights may be challenged or exploited by others in the industry, which might harm our operating results. We have several trademarks and service marks which are of material importance to us. Litigation, which could result in substantial cost to and diversion of our efforts, may be necessary to enforce trademarks issued to us or to determine the enforceability, scope and validity of the proprietary rights of others. Adverse determinations in any litigation or interference proceeding could subject us to costs related to changing brand names and a loss of established brand recognition.

Our affiliated companies depend upon the ability to utilize the Internet for the conduct of a significant portion of their business; disruption to that system could make it impossible for them to continue to conduct their current businesses.

Possible disruption to the normal functioning of the Internet through, for example, power failure or terrorist sabotage, could make it impossible for aspects of the lending, electronic payment processing, web hosting and in fact our referral system to function. Each of our businesses has addressed the possibilities of short term disruptions and planned accordingly. However, in the event of a major disruption, and assuming that such disruptions would be long lived, we would be required to make extensive changes in the way these companies do business. There is no assurance that we will have the time and resources to make these changes.

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

Our business relies heavily on the expertise of our senior management, particularly Messrs. Barry Sloane and Seth A. Cohen, our CEO and CFO, respectively. Mr. Sloane currently serves pursuant to an employment agreement which expires on June 30, 2008. The loss of the services of these individuals could have a material adverse effect on our financial condition, results of operations and cash flows and it is likely that it will be difficult to find adequate replacements.

Our success depends on our ability to compete effectively in the highly competitive industries in which we operate.

We face intense competition in providing web hosting services, processing electronic payments and originating SBA loans, as well as in the other industries in which we or our affiliated companies operate. Low barriers to entry often result in a steady stream of new competitors entering certain of these businesses. Current and potential competitors are or may be better established, substantially larger and have more capital and other resources than we do. If we expand into additional geographical markets, we will face competition from others in those markets as well.

Our success also depends on our ability to use effectively our electronic referral and processing system.

We have developed an electronic referral and processing system for the applications necessary for the sales of each of our business lines other than web site hosting. This system is critical to our ability to process such business with a low cost advantage and to obtain referrals from our alliance partners. In particular, the ability to access the referral system and to track the progress of a referred customer is a major feature of the perceived attractiveness of our system. If this referral system should develop problems which we cannot address, it would have a material negative impact on our business strategy.

A major feature of our business strategy is the development of opportunities for our service and product provider businesses to market to the customers of our other business lines and to the customer bases of our alliance partners.

Although our business strategy contemplates the referral of prospects between wholly-owned and partially-owned companies in our network, there is no history of such cross-selling and there can be no assurances that any effort to make referrals across our network of affiliated companies will result in additional revenue opportunities. In order for our referral network to achieve the desired result, each of the constituent companies must have proper incentives and feel comfortable making such introductions, and furthermore, the service provider receiving such referral must properly service such referred client. In addition, our marketing alliances are terminable and, if we make serious errors or fail to produce sufficient revenues for our alliance partners, we are at risk of losing these relationships.

The inability of any one of our business segments to service customers adequately referred to it from within our other companies could impair our overall relationship with such customers.

A significant benefit of our structure and strategy is the ability to cross market between our SBA, electronic payment processing and other business customers. However, should the business relationship between one of our business segments and customers deteriorate for any reason, such customers may opt to withdraw their business from our other businesses. Such a loss of business could negatively impact our results of operations and cash flows.

We rely on information processing systems; the interruption, loss or failure of which would materially and adversely affect our business. Our strategy of cross marketing to customers among our majority-owned subsidiaries will increase this reliance.

Our ability to provide business services depends, and will increasingly depend, on our capacity to store, retrieve, process and manage significant amounts of data, and expand and upgrade our information processing capabilities. Interruption or loss of our information processing capabilities through loss of stored data, breakdown or malfunctioning of computer equipment and software systems, telecommunications failure or damage caused by acts of nature or other disruption, could have a material adverse effect on our business, financial condition, results of operations and cash flows. We cannot be certain that our disaster recovery systems or insurance will continue to be available at reasonable prices to cover all our losses or compensate us for the possible loss of clients occurring during any period that we are unable to provide outsourced business services.

RISKS RELATING TO OUR ELECTRONIC PAYMENT PROCESSING BUSINESS

We rely currently on a single bank sponsor, which has substantial discretion with respect to certain elements of our business practices, in order to process bankcard transactions. If this sponsorship is terminated, and we are not able to secure or transfer merchant portfolios to new bank sponsors, we will not be able to conduct our electronic payment processing business.

Because we are not a bank, we are unable to belong to and directly access the Visa® and MasterCard® bankcard associations. The Visa® and MasterCard® operating regulations require us to be sponsored by a bank in order to process bankcard transactions. We are currently registered with Visa® and MasterCard® through the sponsorship of one bank that is a member of the card associations. If this sponsorship is terminated and we are unable to secure a bank sponsor, we will not be able to process bankcard transactions which would have a material adverse effect on our business. Furthermore, our agreement with our sponsoring bank gives the sponsoring bank substantial discretion in approving certain elements of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants, the processing fees that we charge, our customer service levels and our use of independent sales organizations. We cannot guarantee that our sponsoring bank’s actions under these agreements will not be detrimental to us.

If we or our processors or bank sponsor fail to adhere to the standards of the Visa® and MasterCard® bankcard associations, our registrations with these associations could be terminated and we could be required to stop providing payment processing services for Visa® and MasterCard®.

Substantially all of the transactions we process involve Visa® or MasterCard®. If we, our bank sponsor or our processors fail to comply with the applicable requirements of the Visa® and MasterCard® bankcard associations, Visa® or MasterCard® could suspend or terminate our registration. The termination of our registration or any changes in the Visa® or MasterCard® rules that would impair our registration could require us to stop providing payment processing services, which would have a material adverse effect on our business.

We and our electronic payment processing subsidiaries rely on other card payment processors and service providers. If they no longer agree, or are unable to provide their services, our merchant relationships could be adversely affected and we could lose business.

Our electronic payment processing business relies on agreements with several other large payment processing organizations to enable us to provide card authorization, data capture, settlement and merchant accounting services and access to various reporting tools for the merchants we serve. We also rely on third parties to whom we outsource specific services, such as reorganizing and accumulating daily transaction data on a merchant-by-merchant and card issuer-by-card issuer basis and forwarding the accumulated data to the relevant bankcard associations. Many of these organizations and service providers are our competitors. The termination by our service providers of these arrangements with us or their failure to perform these services efficiently and effectively may adversely affect our relationships with the merchants whose accounts we serve, and may cause those merchants to terminate their processing agreements with us.

On occasion, we experience increases in interchange and sponsorship fees. If we cannot pass these increases to our merchants, our profit margins will be reduced.

Our electronic payment processing subsidiaries pay interchange fees or assessments to bankcard associations for each transaction we process using their credit, debit and gift cards. From time to time, the bankcard associations increase the interchange fees that they charge processors and the sponsoring banks. At their sole discretion, our sponsoring banks have the right to pass any increases in interchange fees on to us. In addition, our sponsoring banks may increase their Visa® and MasterCard® sponsorship fees, all of which are based upon the dollar amount of the payment transactions we process. If we are not able to pass these fee increases along to merchants through corresponding increases in our processing fees, our profit margins in this line of business will be reduced.

Unauthorized disclosure of merchant or cardholder data, whether through breach of our computer systems or otherwise, could expose us to liability and business losses.

Through our electronic payment processing subsidiaries, we collect and store sensitive data about merchants and cardholders, and we maintain a database of cardholder data relating to specific transactions, including payment, card numbers and cardholder addresses, in order to process the transactions and for fraud prevention and other internal processes. If anyone penetrates our network security or otherwise misappropriates sensitive merchant or cardholder data, we could be subject to liability or business interruption. We cannot guarantee that our systems will not be penetrated in the future. If a breach of our system occurs, we may be subject to liability, including claims for unauthorized purchases with misappropriated card information, impersonation or other similar fraud claims. Similar risks exist with regard to the storage and transmission of such data by our processors.

We have potential liability if our merchants refuse or cannot reimburse charge-backs resolved in favor of their customers.

If a billing dispute between a merchant and a cardholder is not ultimately resolved in favor of the merchant, the disputed transaction is “charged back” to the merchant’s bank and credited to the account of the cardholder. If we or our processing banks are unable to collect the charge-back from the merchant’s account, or if the merchant refuses or is financially unable due to bankruptcy or other reasons to reimburse the merchant’s bank for the charge-back, we bear the loss for the amount of the refund paid to the cardholder’s bank. Most of our merchants deliver products or services when purchased, so a contingent liability for chargebacks is unlikely to arise, and credits are issued on returned items. However, some of our merchants do not provide services until some time after a purchase, which increases the potential for contingent liability.

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

Merchant fraud occurs when a merchant, rather than a customer, knowingly uses a stolen or counterfeit card or card number to record a false sales transaction or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Anytime a merchant is unable to satisfy a charge-back, we are responsible for that charge-back. We have established systems and procedures to detect and reduce the impact of merchant fraud, but we cannot assure you that these measures are or will be effective. Failure to effectively manage risk and prevent fraud could increase our charge-back liability.

Our payment processing systems may fail due to factors beyond our control, which could interrupt our business or cause us to lose business and likely increase our costs.

We depend on the uninterrupted operations of our computer network systems, software and our processors’ data centers. Defects in these systems or damage to them due to factors beyond our control could cause severe disruption to our business and other material adverse effects on our payment processing businesses.

RISKS RELATING TO OUR OPERATION OF A WEBSITE HOSTING BUSINESS

CrystalTech operates in a competitive industry in which technological change can be rapid.

The website hosting business and its related technology involve a broad range of rapidly changing technologies. CrystalTech’s equipment and the technologies on which it is based may not remain competitive over time, and others may develop superior technologies that render CrystalTech’s products non-competitive without significant additional capital expenditures.

The website hosting industry is highly competitive, and we may be unable to compete effectively.

The website hosting industry is highly competitive, rapidly evolving, and subject to intense marketing by providers with similar products and services. Some of our potential competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than we do. In the event that such a competitor expends significant sales and marketing resources in one or several markets, we may not be able to compete successfully in such markets. We believe that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce our costs commensurate with such price reductions. In addition, some of our competitors may offer free or substantially reduced services. There can be no assurances that we will remain competitive.

Our website hosting business depends on the efficient and uninterrupted operation of its computer and communications hardware systems and infrastructure.

Despite precautions taken by CrystalTech against possible failure of its systems, interruptions could result from natural disasters, power loss, the inability to acquire fuel for our backup generators, telecommunications failure, terrorist attacks and similar events. CrystalTech also leases telecommunications lines from local, regional and national carriers whose service may be interrupted. CrystalTech’s business, financial condition and results of operations could be harmed by any damage or failure that interrupts or delays our operations and cash flows. There can be no assurance that CrystalTech’s insurance will cover all of CrystalTech’s losses or compensate CrystalTech for the possible loss of clients occurring during any period that CrystalTech is unable to provide service.

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

We depend on the services of a few key personnel in managing our website hosting business, and the loss of one or more of them could materially impair our ability to maintain current levels of customer service and the proper technical operations of our business.

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

The activities of our SBA lending business are subject to the supervision and regulation by the federal government, and to a lesser degree, the state governments, as well as various laws and judicial and administrative decisions. Our possible inability to remain in compliance with these multiple requirements could result in the revocation or suspension of our license or the imposition of fines and penalties.

We have specific risks associated with small business administration loans.

We have generally sold the guaranteed portion of SBA loans in the secondary market. Such sales have resulted in our earning premiums and creating a stream of servicing income. There can be no assurance that we will be able to continue originating these loans, or that a secondary market will exist for, or that we will continue to realize premiums upon the sale of the guaranteed portions of the SBA loans. In addition, we have experienced a decline in premiums received; there can be no assurance that premiums will remain at the current levels.

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

Curtailment of the government-guaranteed loan programs could cut off an important segment of our business.

There can be no assurance that the federal government will maintain the SBA program, or that it will continue to guarantee loans at current levels. If we cannot continue making and selling government-guaranteed loans, we will generate fewer origination fees and our ability to generate gains on sale of loans will decrease. From time-to-time, the government agencies that guarantee these loans reach their internal budgeted limits and cease to guarantee loans for a stated time period. In addition, these agencies may change their rules for loans. Also, Congress may adopt legislation that would have the effect of discontinuing or changing the programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. If these changes occur, the volume of loans to small business and industrial borrowers of the types that now qualify for government-guaranteed loans could decline, as could the profitability of these loans.

Changing interest rates may reduce our income from lending.

Fluctuations in general economic conditions and in interest rates may affect customer demand for our loans and other products and services as well as the performance of our existing loan portfolio. Our lending business may increase during times of falling interest rates and, conversely, decrease during times of significantly higher interest rates. Significant fluctuations in interest rates and loan demand could have a potentially adverse effect on our results of operations and cash flows.

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

Our business depends on the behavior of our customers. In addition to our credit practices and procedures we maintain a reserve for credit losses on our SBA loans which management has judged to be adequate given the loans we originate. We periodically review our reserve for adequacy considering current economic conditions and trends, collateral values, charge-off experience, levels of past due loans and non-performing assets and adjust our reserve accordingly. However, based on the increased volume in recent originated loans, along with changes in the credit quality of our customers, our reserves could materially be impacted thus affecting our financial condition and results of operations.

We compete with numerous financing sources.

We compete for our customers primarily on the basis of pricing, terms and service. Competition from both traditional lenders and new entrants is intense due to the recent strong economy and the ease with which the securitization process has increased the access to capital. While we have attempted to utilize our referral system as a means of obtaining customers at a low cost and processing the applications efficiently, there can be no assurance that we will be able to match the terms of our competitors without incurring losses. In addition, due to our relatively small size and capitalization, our larger competitors may be able to originate loans when we are not due to our dependence on external warehouse financing.

We could be adversely affected by weakness in the residential housing market.

Weakness in residential home values could impair our ability to collect on defaulted SBA loans as residential real estate is pledged in many of our SBA loans as part of the collateral package.

RISKS RELATING TO OUR INSURANCE AGENCY BUSINESS

We cannot assure that the insurance services we offer will be price competitive or accepted by our customers.

Despite our efforts to design, market and deliver integrated services to our customers, our proposed insurance services may not be widely accepted and we may not be able to compete with other larger and better capitalized providers of such services.

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

RISKS RELATED TO OUR CAPCO BUSINESS

The Capco programs and the tax credits they provide are created by state legislation and implemented through regulation, and such laws and rules are subject to possible action to repeal or retroactively revise the programs for political, economic or other reasons. Such an attempted repeal or revision would create substantial difficulty for the Capco programs and could, if ultimately successful, cause us material financial harm.

The tax credits associated with the Capco programs and provided to our Capcos’ investors are to be utilized by the investors over a period of time, which is typically ten years. Much can change during such a period and it is possible that one or more states may revise or eliminate the tax credits. Any such revision or repeal could have a material adverse economic impact on our Capcos, either directly or as a result of the Capco’s insurer’s actions. During 2002 a single legislator in Louisiana did introduce such a proposed bill, on which no action was taken, and in Colorado in 2003 and 2004 bills to modify (not repeal) its Capco program were introduced; the 2003 Colorado legislation was defeated in a legislative committee. The 2004 Colorado legislation was adopted and as a result, in 2004 our Colorado Capco initiated a lawsuit regarding some of the provisions of these amendments and the implementing regulations which we believe increased the cost of doing business by the Capco, but would have no further material effects. We reached a settlement with the State of Colorado in 2006 after incurring expenses in connection with such action. There can be no assurance that we will not be subject to further legislative or regulatory action which might adversely impact our Capco business, or that we will be able to successfully challenge any such action.

Because our Capcos are subject to requirements under state law, a failure of any of them to meet these requirements could subject the Capco and our shareholders to the loss of one or more Capcos.

Involuntary decertification of all or substantially all of our Capcos would result in a material loss to us and our shareholders. A final involuntary loss of Capco status, referred to as a decertification as a Capco, will result in a loss of the tax credits for us and our insurance company investors. It would also enable the Capco insurer, which has the obligation to make compensatory payments to offset the lost tax credits, to take control of one or more Capcos and manage or liquidate the Capco investments to offset its losses. This would deprive us of the value of the investments and make participation in future Capco programs highly unlikely.

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

RISKS RELATING TO OUR COMMON SHARES

Two of our shareholders, one of whom is an executive officer, beneficially own approximately 27% of our common shares, and are able to exercise significant influence over the outcome of most shareholder actions.

Because of their ownership of our shares, Messrs. Sloane and Rubin will be able to have significant influence over actions requiring shareholder approval, including the election of directors, the adoption of amendments to the certificate of incorporation, approval of stock incentive plans and approval of major transactions such as a merger or sale of assets. This could delay or prevent a change in control of our company, deprive our shareholders of an opportunity to receive a premium for their common shares as part of a change in control and have a negative effect on the market price of our common shares.

Future issuances of our common shares or other securities, including preferred shares, may dilute the per share book value of our common shares or have other adverse consequences to our common shareholders.

Our board of directors has the authority, without the action or vote of our shareholders, to issue all or part of the approximately 19,000,000 authorized but unissued shares of our common stock. Our business strategy relies upon investment in and acquisition of businesses using the resources available to us, including our common shares. We have made acquisitions during each of the years from 2002 to 2005 involving the issuance of our common shares, and we expect to make additional acquisitions in the future using our common shares. Additionally, we anticipate granting additional options or restricted stock awards to our employees and directors in the future. We may also issue additional securities, through public or private offerings, in order to raise capital to support our growth, including in connection with possible acquisitions or in connection with purchases of minority interests in affiliated companies or Capcos. Future issuances of our common shares will dilute the percentage of ownership interest of current shareholders and could decrease the per share book value of our common shares. In addition, option holders may exercise their options at a time when we would otherwise be able to obtain additional equity capital on more favorable terms.

Pursuant to our certificate of incorporation, our board of directors is authorized to issue, without action or vote of our shareholders, up to 1,000,000 shares of “blank check” preferred shares, meaning that our board of directors may, in its discretion, cause the issuance of one or more series of preferred shares and fix the designations, preferences, powers and relative participating, optional and other rights, qualifications, limitations and restrictions thereof, including the dividend rate, conversion rights, voting rights, redemption rights and liquidation preference, and to fix the number of shares to be included in any such series. The preferred shares so issued may rank superior to the common shares with respect to the payment of dividends or amounts upon liquidation, dissolution or winding-up, or both. In addition, the shares of preferred stock may have class or series voting rights.

The authorization and issuance of “blank check” preferred shares could have an anti-takeover effect detrimental to the interests of our shareholders.

Our certificate of incorporation allows our board of directors to issue preferred shares with rights and preferences set by the board without further shareholder approval. The issuance of shares of this “blank check” preferred shares could have an anti-takeover effect detrimental to the interests of our shareholders. For example, in the event of a hostile takeover attempt, it may be possible for management and the board to impede the attempt by issuing the preferred shares, thereby diluting or impairing the voting power of the other outstanding common shares and increasing the potential costs to acquire control of us. Our board has the right to issue any new shares, including preferred shares, without first offering them to the holders of common shares, as they have no preemptive rights.

We have adopted a classified board of directors that could have an anti-takeover effect detrimental to the interests of our shareholders.

In 2006, our shareholders approved an amendment to the Company’s amended and restated certificate of incorporation to provide for the classification of the Board of Directors into three classes. This makes removal of current management and members of the Board more difficult. It could also have the effect of deterring potential interested parties from initiating proxy contests or from acquiring substantial blocks of our common shares.

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

Below is a list of our leased offices and space as of December 31, 2007 which are material to the conduct of our business:

Location	Lease expiration	Purpose	Approx. sq. ft
1440 Broadway New York, New York 10018	October 2015	Lease of principal executive offices (Corporate activities and SBA lending)	23,000

1125 W. Pinnacle Peak Phoenix, AZ 85027	January 2012	Web hosting offices	15,000

8521 E. Princess Drive Phoenix, AZ 85255	June 2014	Web hosting data center	6,000

744 North 4th St. Milwaukee, WI 53203	February 2009	Electronic payment processing WI offices	3,600

1627 K Street Washington D.C. 20006	April 2013	Newtek Insurance Agency offices (All Other segment)	3,800

301 Mexico Street, Suite H3-A Brownsville, TX 78520	June 2017	Customer service and sales support offices (All Other segment)	5,000

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

Period	High	Low
First Quarter: January 1, 2006 Through March 31, 2006	$2.25	$1.65
Second Quarter: April 1, 2006 Through June 30, 2006	$2.75	$1.61
Third Quarter: July 1, 2006 Through September 30, 2006	$1.91	$1.44
Fourth Quarter: October 1, 2006 Through December 31, 2006	$2.27	$1.51
First Quarter: January 1, 2007 Through March 31, 2007	$2.70	$1.87
Second Quarter: April 1, 2007 Through June 30, 2007	$2.29	$1.81
Third Quarter: July 1, 2007 Through September 30, 2007	$2.01	$1.50
Fourth Quarter: October 1, 2007 Through December 31, 2007	$1.78	$0.85

(b) Holders: As of March 24, 2008 there were approximately 248 holders of record of the common shares of Newtek.

(c) Dividends: We have never declared or paid any cash or stock dividends on our common stock. We do not anticipate paying any cash or stock dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance our operations and to expand our business. Any future determination to pay cash and stock dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our board of directors considers appropriate

(d) Securities Authorized for Issuance Under Equity Compensation Plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,376,948 shares	$2.68/share (1)	2,571,417 shares

Equity compensation plans not approved by security holders	None	None	None

(1)	Excludes 68,028 restricted shares rights which have a zero exercise price.

During the year ended December 31, 2007, we issued 125,002 shares of restricted securities, valued at $196,500, to our independent directors as compensation for directors’ fees. These issuances were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

Performance Graph

The following chart and graph, which were prepared by management, compare the cumulative total return on our Common Shares over a measurement period beginning December 31, 2002 with (i) the cumulative total return on the securities included in the Russell 3000 Index and (ii) the cumulative total return on the stock of a company we have determined provides a peer comparison, CBIZ, Inc. (“CBIZ”). All of these cumulative returns are computed assuming the quarterly reinvestment of dividends paid during the applicable time period.

Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Newtek Business Services, Inc.	$100.00	$158.09	$97.95	$43.96	$45.33	$28.25
Russell 3000 Index	$100.00	$131.06	$146.71	$155.69	$180.16	$189.42
CBIZ, Inc.	$100.00	$168.68	$164.53	$227.17	$263.02	$370.19

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

FIVE-YEAR HIGHLIGHTS

The following selected statements of operations and balance sheet data have been derived from the audited financial statements for each of the five years ended December 31, 2007. The Consolidated Financial Statements for the years ended December 31, 2007 and 2006 have been audited by J.H. Cohn LLP, and the Consolidated Financial Statements for the three years ended December 31, 2005 have been audited by PricewaterhouseCoopers LLP, both independent registered public accounting firms. The comparability of the information below is affected by the acquisitions of CrystalTech Web Hosting, Inc. (“CrystalTech”) in July 2004, and Vistar Insurance Agency, Inc., (“Vistar” or “Keyosk”) in July 2004. The selected financial data set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this report.

	FISCAL YEARS ENDED
	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003
	(In Thousands Except for Per Share Data)
Revenue:
Electronic payment processing	$54,668	$43,341	$31,128	$18,131	$6,297
Web hosting	16,093	13,535	10,627	4,428	—
Interest income	5,498	6,237	4,844	3,834	4,059
Income from tax credits	5,314	15,607	36,669	33,565	44,933
Premium income	2,914	3,023	4,409	4,533	1,284
Servicing fee	1,949	1,932	1,950	1,717	1,418
Insurance commissions	899	916	1,203	560	—
Other income	5,500	3,314	5,040	3,412	2,502

Total revenue	92,835	87,905	95,870	70,180	60,493

Expenses:
Electronic payment processing costs	41,505	31,125	22,928	12,842	4,513
Salaries and benefits	22,293	16,986	16,184	10,843	8,407
Interest	14,043	16,281	15,997	14,039	13,879
Professional fees	7,930	6,302	7,802	5,183	4,500
Depreciation and amortization	7,360	6,148	4,508	2,459	504
Insurance	3,427	3,316	3,117	2,818	2,469
Provision for loan losses	840	405	2,258	205	473
Goodwill impairment	162	—	878	—	1,435
Other than temporary decline in value of investments	—	—	395	—	1,996
Other general and administrative costs	12,794	10,986	8,626	5,599	4,247

Total expenses	110,354	91,549	82,693	53,988	42,423

(Loss) income from continuing operations before minority interest, benefit (provision) for income taxes, discontinued operations and extraordinary items	(17,519)	(3,644)	13,177	16,192	18,070
Minority interest	415	435	792	890	(1,598)

(Loss) income from continuing operations before benefit (provision) for income taxes, discontinued operations and extraordinary items	(17,104)	(3,209)	13,969	17,082	16,472
Benefit (provision) for income taxes	6,375	581	(6,548)	(6,467)	(7,090)

(Loss) income from continuing operations before discontinued operations and extraordinary items	(10,729)	(2,628)	7,421	10,615	9,382
Discontinued operations, net of taxes	(490)	508	306	—	—

(Loss) income before extraordinary items	(11,219)	(2,120)	7,727	10,615	9,382
Extraordinary gain on acquisition of a business	—	—	—	—	187

Net (loss) income	$(11,219)	$(2,120)	$7,727	$10,615	$9,569

	FISCAL YEARS ENDED
	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003
	(In Thousands Except for Per Share Data)
Weighted average common shares outstanding
Basic	35,817	34,875	34,241	30,068	25,777
Diluted	35,817	34,875	34,280	30,379	26,177
(Loss) income per share from continuing operations
Basic and diluted	$(0.30)	$(0.08)	$0.22	$0.35	$0.36
(Loss) income per share from discontinued operations
Basic and diluted	(0.01)	0.02	0.01	—	—
Income per share from extraordinary items
Basic and diluted	—	—	—	—	0.01

(Loss) income per share
Basic and diluted	$(0.31)	$(0.06)	$0.23	$0.35	$0.37

Balance Sheet Data (at end of period):
Total assets	$217,816	$240,737	$265,013	$228,398	$192,184
Bank notes payable	$22,065	$16,391	$21,287	$27,988	$51,990
Notes payable in credits in lieu of cash	$79,085	$86,332	$92,048	$76,259	$65,625
Deferred tax liability	$17,880	$24,428	$24,271	$16,617	$10,816
Minority interest	$4,970	$4,596	$5,033	$5,721	$8,393
Shareholder’s equity	$76,825	$87,069	$87,525	$77,095	$40,248
Common shares outstanding at year end	36,081	35,479	34,809	33,873	26,209
Shareholder’s equity per share	$2.13	$2.45	$2.51	$2.28	$1.54

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

The statements in this Annual Report may contain forward-looking statements relating to such matters as anticipated future financial performance, business prospects, legislative developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ materially from the anticipated results expressed in the forward looking statements such as intensified competition and/or operating problems in its operating business projects and their impact on revenues and profit margins or additional factors as described in Newtek Business Services’ previously filed registration statements.

We also need to point out that our Capcos operate under a different set of rules in each of the eight jurisdictions and that these place varying requirements on the structure of our investments. In some cases, particularly in Louisiana, we don’t control the equity or management of a qualified business but that cannot always be presented orally or in written presentations.

Executive Overview

We are a direct distributor of business services to the small and medium-sized business market. Our target market represents a very significant marketplace in the United States GDP. According to statistics published by the U.S. Small Business Administration, approximately 51% of the GDP and private sector employment in the United States comes from small businesses and 99% of businesses in the United States which have one or more employees fit into this market segment. As of December 31, 2007, we had over 87,000 business accounts. We use state-of-the-art web-based proprietary technology to be a low cost acquirer and provider of products and services to our small-and medium- size business clients. We partner with AIG, Merrill Lynch, Morgan Stanley, the Credit Union National Association with its 8,700 credit unions and 80 million members, Navy Federal Credit Union with 2.7 million members, PSCU Financial Services, Inc., the nation’s largest credit union service organization, Fiserv Solutions, Inc. d/b/a IntegraSys, General Motors Minority Dealers Association and Daimler Chrysler Minority Dealers Association, all of whom have elected to offer certain of our business services and financial products rather than provide some or all of them directly for their customers. We have deemphasized our Capco business in favor of growing our operating businesses and do not anticipate creating any new Capcos in the foreseeable future.

We have reported on our balance sheet at December 31, 2007 $38 million in aggregate of cash and cash equivalents and restricted cash, $77 million in shareholders’ equity, and $2.13 in net book value per share. Total assets were $218 million and total liabilities $136 million, a decline of $23 million and $13 million from 2006, respectively. Our shareholders’ equity, which grew significantly from $27 million in 2002 to $87 million in 2006, declined to $77 million in 2007 reflecting our net loss of $11 million for 2007.

Over 50% of our net loss was primarily due to the non-cash loss attributable to our Capcos. The remaining loss reflects increased expenses associated with corporate activities primarily related to salaries and benefits, losses in our All Other segment, and the reduction in earnings in our three business service segments. Electronic payment processing incurred an estimated loss provision related to a charge-back for a single merchant, Web hosting incurred increased rent and electricity in connection with a move to a larger server facility as well as increased payroll expenses, and SBA lending sold fewer loans held for investment while experiencing a material decrease in the pricing of the premium received and servicing income created upon NSBF’s sale of guaranteed portions of loans because of marketplace conditions.

As we continue to transition out of our Capco-dominated business model, our focus is on building the core businesses which provide services to small and medium- sized business customers and reducing the non-core businesses (including Capco). Our client base is growing rapidly and, importantly, the proportion of our non-tax-credit revenue is growing significantly year after year. Revenue from our three business service segments (Electronic payment processing, Web hosting and SBA lending) totaled $80.3 million in 2007, a 20% increase as compared with $66.7 million in 2006 which in turn was a 23% increase as compared with $54.1 million in 2005. These segments represented 87% of total revenue in 2007, 76% in 2006 and 56% in 2005. Our three major operating segments earned $5.5 million in 2007, a decrease of 22% from $7.0 million in 2006 which was a 21% increase as compared with $5.8 million in 2005.

In 2007, we prepaid the remaining $1.0 million of the $8.0 million note payable to Technology Investment Capital Corp. (“TICC”), which was incurred in 2005 in conjunction with the purchase of CrystalTech Web Hosting, Inc. In addition, we repaid approximately $4.8 million in 2007 of the AI Credit debt incurred in connection with the financing of our Capco activities. The remaining principal of $732,000 will be repaid in 2008. These decreases in notes payable were offset by increases in bank notes payable, our credit lines from GE, North Fork, and Wells Fargo described below, of approximately $5.7 million.

Results of Operations

Consistent with management’s focus, the revenue and expenses from the consolidated operating entities, specifically revenues related to the Electronic payment processing, Web hosting and SBA lending segments, continue to increase as a percentage of revenue, with a correlating decrease in revenues from Capco-related tax credits. The following table sets forth certain data from our statements of operations, expressed as a percentage of total revenues, for each of the periods presented.

	FISCAL YEARS ENDED
	December 31, 2007	December 31, 2006	December 31, 2005
Revenues:
Electronic payment processing	58.9%	49.3%	32.5%
Web hosting	17.3%	15.4%	11.1%
Interest income	5.9%	7.1%	5.1%
Income from tax credits	5.7%	17.8%	38.2%
Premium income	3.2%	3.4%	4.6%
Servicing fee	2.1%	2.2%	2.0%
Insurance commissions	1.0%	1.0%	1.3%
Other income	5.9%	3.8%	5.2%

Total revenues	100.0%	100.0%	100.0%

Expenses:
Electronic payment processing costs	44.7%	35.4%	23.9%
Payroll and benefits	24.0%	19.3%	16.9%
Interest	15.1%	18.5%	16.7%
Professional fees	8.6%	7.2%	8.1%
Depreciation and amortization	7.9%	7.0%	4.7%
Insurance	3.7%	3.8%	3.3%
Provision for loan losses	0.9%	0.5%	2.4%
Goodwill impairment	0.2%	0.0%	0.9%
Other than temporary decline in value of investments	0.0%	0.0%	0.4%
Other general and administrative costs	13.8%	12.5%	9.0%

Total expenses	118.9%	104.2%	86.3%

(Loss) income from continuing operations before minority interest, benefit (provision) for income taxes, and discontinued operations	(18.9)%	(4.2)%	13.7%
Minority interest	0.5%	0.5%	0.8%

(Loss) income from continuing operations before benefit (provision) for income taxes and discontinued operations	(18.4)%	(3.7)%	14.5%
Benefit (provision) for income taxes	6.9%	0.7%	(6.8)%

(Loss) income from continuing operations before discontinued operations	(11.5)%	(3.0)%	7.7%
Discontinued operations, net of taxes	(0.5)%	0.6%	0.3%

Net (loss) income	(12.0)%	(2.4)%	8.0%

Comparison of the years ended December 31, 2007 and December 31, 2006

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

Total revenues increased by $4,930,000, or 5.6%, to $92,835,000 for the year ended December 31, 2007, from $87,905,000 for the year ended December 31, 2006 primarily due to the increase in revenues in the Electronic payment processing, Web hosting and All Other segments of $11,376,000, $2,627,000 and $1,422,000, respectively, offset by the decrease in Capco non-cash revenues of $10,293,000.

Interest income is generated from SBA lending activities, excess cash balances that are invested in money market accounts, U.S. Treasury Notes, federal government-backed securities, mutual funds, non-cash accretions of structured insurance product and on held-to-maturity investments. The following table details the changes in these different forms of interest. The overall decrease in interest income is due mainly to a decrease in invested cash balances and qualified investments from 2006 to 2007:

(In thousands)	2007	2006	Change
NSBF activities	$3,525	$3,791	$(266)
Non-cash accretions	200	204	(4)
Qualified investments	82	397	(315)
Treasury and other	1,691	1,845	(154)

	$5,498	$6,237	$(739)

Other income increased by $2,186,000, or 66%, to $5,500,000 for the year ended December 31, 2007 from $3,314,000 for the year ended December 31, 2006 principally due to the consolidation of CDS Business Services, Inc. (“CDS”) during 2007:

In 2007 other income consisted primarily of a gain on the sale/recoveries of investments in qualified businesses of $1,112,000, equity earnings on an investment of $357,000, NSBF recoveries and lender-related fees of $718,000 and the consolidation of CDS, which produced revenues of $2,166,000 during 2007 (we invested in CDS in January 2007). The remaining balance of $1,047,000 consisted of operating revenues from companies that are included in the All Other segment (excluding insurance commissions), other miscellaneous income, and $100,000 of an employee incentive credit received by our Texas qualified businesses.

In 2006, other income consisted primarily of a gain on the sale of an investment held by one of our Capcos of $1,706,000, equity earnings on an investment of $128,000, NSBF recoveries and lender related fees of $745,000 and miscellaneous income and operating revenues (excluding insurance commissions) from companies that are included in the All Other segment.

Salaries and benefits increased by $5,307,000, or 31%, to $22,293,000 for the year ended December 31, 2007 from $16,986,000 for the year ended December 31, 2006. This increase was primarily due to the addition of personnel to our customer service, web hosting, and sales support teams, and an increase in corporate staff. Corporate staff provides coordinated sales and marketing, IT, finance and legal support for the Company and its subsidiaries. These increases enabled the Company to continue to implement its business model and better integrate its operations. The increase also reflects the consolidation of CDS which occurred in January 2007.

Changes in interest expense by segment are summarized as follows for the year ended December 31:

(In thousands)	2007	2006	Change
Web hosting	$103	$484	$(381)
SBA lending	1,752	2,093	(341)
Capcos	11,820	13,559	(1,739)
All Other	252	—	252
Corporate activities	116	145	(29)

	$14,043	$16,281	$(2,238)

The decrease in Web hosting interest expense is due to the decrease in the average outstanding balance on the TICC debt from $3,792,000 in 2006 to $833,000 in 2007. TICC was paid off in full in September 2007. The decrease in SBA lender interest expense is attributable to the decrease in the average outstanding lines of credit from $21,096,000 during the year ended December 31, 2006 to $19,146,000 for the year ended December 31, 2007. Additionally, in December 2006, GE and NSBF entered into a Second Amendment to its credit line, dropping the line from $75,000,000 to $50,000,000 and reducing the interest rate by 25 basis points. The decrease in Capco interest expense relates to the decrease in the principal outstanding on the notes payable to AI Credit from $5,519,000 as of December 31, 2006 to $732,000 as of December 31, 2007. In addition, the non-cash interest accretion decreased by $1,225,000 and will continue to decrease each year. The All Other interest expense in 2007 represents interest expense generated by CDS on the Wells Fargo line of credit. We invested in CDS in January 2007.

Professional fees increased by $1,628,000, or 26%, to $7,930,000 for the year ended December 31, 2007 from $6,302,000 for the year ended December 31, 2006 primarily due to an increase in residual payments to independent sales agents and offices, offset by a decrease in audit and consulting fees. The increase in residual payments to independent sales agents and offices is a result of the Company’s increased organic sales growth in the Electronic payment processing segment.

Depreciation and amortization expense increased by $1,212,000, or 20%, to $7,360,000 for the year ended December 31, 2007 from $6,148,000 for the year ended December 31, 2006. This is due to the purchase of $3,850,000 of fixed assets (primarily website hosting servers in the Web hosting segment) during the year ended December 31, 2007.

Other general and administrative costs (consisting of occupancy, selling, general and administrative) increased by $1,808,000, or 16%, to $12,794,000 for the year ended December 31, 2007 from $10,986,000 for the year ended December 31, 2006. The increase in overall other general and administrative costs reflects the Company’s investment in infrastructure to develop its business operations and primarily relates to the costs associated with the move to a larger data center to support growth at CrystalTech, to the addition of CDS (which added other general and administrative costs of $736,000 for 2007), and to additional expenses incurred in connection with the growth of our business including employee head count.

The Company’s effective tax rate from continuing operations was 36% in 2007 and 18.1% in 2006. The 2007 state and local tax rate, net of federal benefit, was 5.6% in 2007 and 4.6% in 2006. In 2007, the Company reduced its deferred tax benefit by a $270,000 provision due to losses from subsidiaries that are not part of the consolidated tax group, goodwill impairment and an adjustment to the prior year NOL for a permanent difference. In addition, the Company recorded a $396,000 provision due to an increase in the deferred tax asset valuation. In 2006, the Company reduced its benefit by a $780,000 provision due to the inability to utilize losses from two of our subsidiaries that do not file as part of the consolidated group.

Net loss increased by $9,099,000, or 429%, to $11,219,000 for the year ended December 31, 2007 from $2,120,000 for the year ended December 31, 2006, due an increase in total expenses of $18,805,000, a decrease in minority interest of $20,000, and a decrease in discontinued operations of $998,000, offset by an increase in revenues of $4,930,000 and an increase in the benefit for income taxes of $5,794,000.

Comparison of the years ended December 31, 2006 and December 31, 2005

Total revenues decreased by $7,965,000, or 8%, to $87,905,000 for the year ended December 31, 2006, from $95,870,000 for the year ended December 31, 2005, predominately due to the decline in Capco revenues, or income from tax credits, as discussed below.

Interest is generated from SBA lending activities, excess cash balances that are invested in money market accounts, U.S. Treasury notes, federal government backed securities mutual funds, non-cash accretions on the structured insurance product, and on held-to-maturity investments. The following table details the changes in these different forms of interest income:

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

Salaries and benefits increased by $802,000 to $16,986,000 for the year ended December 31, 2006 from $16,184,000 for the year ended December 31, 2005. The increase was primarily due to the increased employee headcount from 360 to approximately 382 employees.

Changes in interest expense are summarized as follows:

(In thousands)	2006	2005	Change
Capco interest expense	$12,981	$12,684	$297
NSBF (SBA Lender) interest expense	2,093	2,012	81
Other interest expense	1,207	1,301	(94)

	$16,281	$15,997	$284

The increase in Capco interest expense in 2006 relates to the two new Capcos formed in June and December 2005 (WTX1 and WNYV), which had a full year of expense in 2006, compared to a partial year in 2005. The increase in SBA lender interest expense is attributable to the increase in the Prime rate as well as an increase in the lending rate. Under the previous lines of credit with Deutsche Bank and Banco Popular, NSBF’s lending rate was Prime minus 50 basis points and Prime, respectively. Under the Line of Credit Agreement with GE, the weighted average lending rate is Prime plus 58 basis points or Base LIBOR plus 283 basis points. These increases were offset by the decrease in the average outstanding lines of credit from $30,236,000 during the year ended December 31, 2005 to $21,096,000 for the year ended December 31, 2006. The decrease in other interest expense was due to the Company paying down approximately $3,731,000 of its notes payable – AI Credit, and prepaying $7,000,000 of the note payable – TICC.

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

Management’s ongoing estimates of the allowance for loan losses are particularly affected by the changing composition of the loan portfolio over the last few years. The loans acquired from Commercial Capital Corp. (“CCC”) in December 2002, which are more seasoned than those originated by NSBF, comprise 17% of total loans held for investment as of December 31, 2006. Other portfolio characteristics, such as industry concentrations and loan collateral, which also impacts management’s estimates of the allowance for loan losses, have also changed since the acquisition. The changing nature of the portfolio and the limited past loss experience on the newly originated portfolio has resulted in management’s estimates of the allowance for loan losses being based more on subjective factors and less on empirically derived loss rates. Such estimates could differ from actual results, which may have a material effect on the Company’s results of operations or financial condition.

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

Income from discontinued operations, net of tax, increased by $202,000, or 66%, to $508,000 in 2006 from $306,000 in 2005. Discontinued operations are related to Phoenix Development Group, LLC, a Capco investment made during the fourth quarter of 2005 which provided services to and reconstruction of New Orleans, primarily in the form of temporary housing and related services. Total revenues increased by $1,325,000, or 143%, to $2,254,000 from $929,000 for the year ended December 31, 2005. This was offset by an increase in total expenses of $1,042,000, to $1,359,000 in 2006 from $318,000 in 2005, an increase in minority interest by $28,000, to $89,000 in 2006 from $61,000 in 2005, and an increase in the provision for income taxes of $77,000, to $322,000 in 2006 from $244,000 in 2005. These changes are due to the fact that Phoenix Development Group, LLC was in existence for a full year in 2006, versus a partial year in 2005.

The Company’s effective tax rate from continuing operations decreased to 18.1% in 2006 from 46.9% in 2005. The 2006 state and local tax rate, net of federal benefit, decreased to 4.6% in 2006 from 8.9% in 2005. In 2006, the Company reduced its benefit by a $780,000 provision due to the inability to utilize losses from two of our subsidiaries that do not file as part of the consolidated group, as compared to a $299,000 provision due to goodwill impairment and a $324,000 provision due to an increase in a deferred tax asset valuation.

Net income decreased by $9,847,000, to a net loss of $2,120,000 for the year ended December 31, 2006, compared to net income of $7,727,000 for the year ended December 31, 2005, due to the decrease in revenue of $7,965,000, offset by an increase in total expenses of $8,856,000, and a decrease in minority interest of $357,000, offset by a decrease in the tax provision of $7,129,000 and an increase in discontinued operations of $202,000.

Segment Results:

The results of the Company’s reportable segments are discussed below.

Electronic Payment Processing

(In thousands):	2007	2006	2005	% Change
				2007	2006
Revenue	$54,969	$43,593	$32,753	26%	33%
Expenses	(52,607)	(40,647)	(30,537)	29%	33%
Minority interest	—	(10)	(11)	100%	(9)%

Income before provision for income taxes	$2,362	$2,936	$2,205	(20)%	33%

2007

Revenues increased by $11,376,000, or 26%, to $54,969,000 due to an increase in electronic payment processing revenue; interest and other income were flat year-over-year. This consisted of $10,837,000 from organic growth and $539,000 in revenue from merchant portfolios that were acquired, both net of attrition. The growth in 2007 organic revenue was from a combination of increased number of merchants, additional processed sales volume, and additional processed transactions against 2006: our average number of merchants for 2007 increased by 1,097, or 15%, to 8,387 from 7,290 for 2006; total processed MasterCard®/Visa® volume for all of our merchants increased $385.0, million or 28%, to $1.8 billion from $1.4 billion; and total processed transactions, including MasterCard®/Visa®, increased 5.4 million transactions, or 37%, to 20.0 million transactions during 2007 from 14.6 million transactions during 2006.

Expenses increased by $11,960,000, or 29%, to $52,607,000. Electronic payment processing costs increased $10,239,000, or 33%, to $41,363,000. The increase in electronic payment processing costs included a $1,800,000 estimated loss provision related to a charge-back for a single merchant; excluding the impact of this loss, electronic payment processing costs would have increased 27% over 2006. The slightly greater percentage increase in electronic payment processing costs versus percentage increase in revenue reflects the addition of several higher volume, lower margin merchants in 2007. The remaining increase in expenses primarily reflect a $1,125,000, or 33%, increase in professional fees principally due to residual expenses paid to independent merchant referral sources, a $494,000, or 33%, increase in depreciation and amortization due to the amortization of portfolio acquisitions, and a $136,000, or 4%, increase in salaries and benefit costs.

2006

Revenues increased by $10,840,000 to $43,593,000 due to a $12,213,000 increase in electronic payment processing revenue offset, in part, by a $1,373,000 decrease in interest and other income. The $12,213,000 increase in electronic payment processing revenue was due to an $11,777,000 increase in organic growth and $436,000 in revenue from merchant portfolios that were acquired. The decrease in other income was primarily due to insignificant income in 2006 as compared with $700,000 from Citibank for early termination of a contract with them and a $900,000 recovery of an investment in Merchant Data Systems.

Expenses increased by $10,110,000 to $40,647,000 due primarily to a $8,232,000 increase in electronic payment processing costs, a $935,000 increase in professional fees, a $482,000 increase in depreciation and amortization, and a $469,000 increase in payroll and benefit costs.

Web Hosting

(In thousands):	2007	2006	2005	% Change
				2007	2006
Revenue	$16,237	$13,610	$10,674	19%	28%
Expenses	(13,021)	(9,841)	(7,028)	32%	40%

Income before provision For income taxes	$3,216	$3,769	$3,646	(15)%	3%

Revenue is derived primarily from monthly recurring fees from hosting dedicated and shared websites.

2007

Revenue increased by $2,627,000, or 19%, to $16,237,000 due to organic growth of hosted websites. In 2007, CrystalTech improved website hosting performance for its customers by upgrading the architecture on its new servers to 64 bit from the previous 32 bit, introducing new dedicated plans offering Adobe ColdFusion™ for internet applications, offering new shared plans upgraded to .NET 3.5, and adding support for PHP 5 server scripting language to all shared plans. These service and plan enhancements were combined with promotions, including free setup fees and/or free additional months of service for new customers who prepay for a period of time ranging from two to 12 months, to help drive growth in sites and revenue during the year. The increase in revenue reflects that the year’s average of the month-end number of total websites increased 10,760 in 2007, or 20%, to 63,540 from 52,780 in 2006 while the average monthly revenue for dedicated and shared websites combined remained stable in 2007 as compared to 2006. The average number of dedicated websites, which generate a higher monthly fee versus shared websites, increased by 550 in 2007, or 38%, to an average of 2,010 per month from an average of 1,460 per month in 2006. The average number of shared websites increased 10,220, or 20%, to an average of 61,520 per month in 2007, from an average of 51,300 per month in 2006.

The $3,180,000 increase in expenses in 2007 as compared with 2006 was primarily due to a $690,000 increase in salaries and benefits, a $704,000 increase in depreciation and amortization, and a $2,269,000 increase in other expenses, offset, in part, by a $133,000 decrease in professional fees and a $381,000 decrease in interest expense due to lower borrowings and eventual pay off of debt from TICC during 2007. Other expenses increased primarily due to a $753,000 increase in additional software licenses required for additional servers, a $1,230,000 increase in rent and utilities due to the move of the primary office and the 2,000 square foot data center locations to larger spaces and due to the rental of temporary additional space for the overconsumption of space prior to the move of the data center location, a $154,000 increase in telephone and Internet costs mainly due to the added expense of maintaining connectivity between the old and the new data center locations during the transition in order to keep continuity of service and ease of transition for the customers, and a $34,000 increase in marketing costs. Salaries and benefits increased due to additional personnel added to service the increased customer base. Depreciation and amortization increased due to capital expenditures of approximately $2,757,000 primarily for additional website hosting servers.

The income before provision for income taxes decreased $553,000 in 2007 as compared to 2006, primarily due to the added rent and electricity expense for the new 5,000 square foot data center location required for growing operations. We do not expect to fully utilize this space in 2008.

2006

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

The $2,813,000 increase in expenses in 2006 as compared with 2005 was primarily due to a $1,333,000 increase in salaries and benefits, a $657,000 increase in depreciation and amortization, and a $1,090,000 increase in other expenses, offset, in part, by a $195,000 decrease in interest expense due to lower borrowings from TICC during 2006. Salaries and benefits increased due to additional personnel added to service the increased customer base and to extend the hours of operation in customer service. Depreciation and amortization increased due to capital expenditures of approximately $2,900,000 primarily for additional servers. Other expenses increased primarily due to $567,000 in additional software required for additional servers, a $225,000 legal settlement, a $194,000 increase in rent and utilities and a $104,000 increase in marketing costs.

SBA Lending

(In thousands):	2007	2006	2005	% Change
				2007	2006
Revenue	$9,105	$9,491	$10,684	(4)%	(11)%
Expenses	(9,195)	(9,174)	(10,712)	0%	(14)%

(Loss) income before provision for income taxes	$(90)	$317	$(28)	(128)%	1,232%

Revenue is derived primarily from premium income generated by the sale of the guaranteed and unguaranteed portions of SBA loans, interest income on SBA loans held for investment, servicing fee income on the guaranteed portions of

SBA loans previously sold, and servicing income for loans originated by other lenders for which NSBF is the servicer. Most SBA loans originated by NSBF charge an interest rate equal to the Prime rate plus an additional percentage amount; the interest rate will reset to the current Prime rate on a monthly or quarterly basis which will result in change to the amount of interest accrued for that month and going forward and a re-amortization of a loan’s payment amount until maturity.

2007

Revenue decreased by $386,000 in 2007 as compared to 2006, primarily due to premium income declining $109,000, or 3.6%, to $2,914,000 for the year ended December 31, 2007 from $3,023,000 for the year ended December 31, 2006, a decrease in interest income of $266,000, or 7.0%, from $3,791,000 for the year ended December 31, 2006 to $3,525,000 for the year ended December 31, 2007, a decrease in other income of $27,000, or 3.6%, to $718,000 for the year ended December 31, 2007 from $745,000 for the year ended December 31, 2006, offset by an increase of $17,000, or 0.9%, in servicing fee income to $1,949,000 for the year ended December 31, 2007 from $1,932,000 for the year ended December 31, 2006.

The $109,000 decrease in premium income primarily reflects NSBF’s decision to sell fewer of its loans held for investment in 2007 than it did in 2006. This resulted in a decline in premium income recognized on the sale loans previously classified as held for investment of $336,000. In the year ended December 31, 2007, NSBF sold $2,900,000 loans previously classified as held for investment for aggregate proceeds of $3,043,000 while in 2006 the Company sold $7,300,000 of loans previously classified as held for investment for aggregate proceeds of $7,650,000. The 2007 sales resulted in total premium recognized of $345,000 consisting of the received value above the carrying amount sold of $134,000 plus $211,000, representing the allocated portion of the remaining discount recorded at the time of loan origination. The 2006 sales resulted in total premium recognized of $681,000 consisting of the received value above the carrying amount sold of $326,000 plus $355,000 representing the allocated portion of the remaining discount recorded at the time of loan origination.

The decrease in premium income recognized on the sale loans previously classified as held for investment was partially offset by the $227,000 increase in premium income from the sale of guaranteed portions of loans to $2,570,000 in 2007 from $2,343,000 in 2006. The increase resulted from NSBF selling $4,800,000 more in guaranteed portions of loans in the year ended December 31, 2007, for a total of $34,300,000, as compared to $29,500,000 guaranteed portions of loans sold in the prior year. The increase in sale volume was offset by a decrease in the percentage of premium recognized on the sales; beginning in the third quarter of 2007 NSBF experienced a material reduction in the pricing of the guaranteed portion of SBA loans due to market conditions. The Company recognized an average premium on sale of 109.86% for 2006 and the first half of 2007 as compared with an average of 108.32% for the second half of 2007. Should the pricing remain at this level or decline it will continue to adversely affect revenues, and therefore the segment’s performance in the future.

Interest income decreased due to a slight decrease in the weighted average Prime rate for 2007 as compared with 2006 as well as a $3,000,000 average decrease in performing loan balances year over year. Such decrease in the performing portfolio is attributable to normal amortization as well as $7,300,000 of unguaranteed loan sales in June and August, 2006 and $2,900,000 of unguaranteed loan sales in June and December, 2007, offset by new loans booked in 2007.

The increase in servicing fee income related to SBA loans was attributable to the Company recognizing $210,000 in servicing fee income associated with the servicing of an SBA portfolio for a savings bank in New York. This increase was partially offset as a result of a decrease in the NSBF servicing portfolio year over year. The average NSBF portfolio in which we earned servicing fee income for the year ended December 31, 2007 was $133,900,000 compared with $144,900,000 for the year ended December 31, 2006. Beginning in the third quarter of 2007, NSBF experienced a reduction in the servicing retained on the guaranteed portion of SBA loans sold from an average of 1.23% for the first half of 2007 to an average of 1.0%, the minimum allowed by the SBA, for the second half of 2007. This reduction did not result in a material decrease in servicing fee income recognized on the guaranteed portion of SBA loans sold in 2007; however, it will negatively impact servicing fee income in the future.

Expenses increased by $21,000 in 2007 as compared to 2006, primarily due to an increase of $435,000 in provision for loan losses and a $263,000 increase in other expenses, offset, in part, by a $342,000 decrease in interest expense, $253,000 decrease in professional fees and a $46,000 decrease in salaries.

Provision for loan losses increased by $435,000 from $405,000 in 2006 to $840,000 in 2007 as a result of an increase in charge-offs as well as an increase in the average non-performing portfolio from $4,507,000 for the year ended December 31, 2006 to $5,637,000 for the year ended December 31, 2007. This increase in nonperforming loans is attributable to the portfolio being more seasoned and as a result higher non-performing percentages are expected versus the earlier years.

The increase of $263,000 in other expenses was primarily a result of incurring significant costs associated with maintaining the Company’s interests in other real estate owned (“OREO”) property. Specifically, in 2007 the Company operated an increased number of businesses and properties, through receiverships, that were connected with the OREO property whereby in 2006, a majority of the business associated with the properties held in OREO were already closed at foreclosure. To the extent these costs were greater than the expected proceeds from the sale of OREO as well as any decrease in the fair market value of such property, the Company incurred total write downs of OREO in the year ended December 31, 2007 of $252,000 as compared with $12,000 in 2006.

These additional costs were offset by the reduction in interest expense, professional fees and salaries and benefits. Interest expense decreased by $341,000 to $1,752,000 for the year ended December 31, 2007 from $2,093,000 for the same period in 2006 as a result of a decrease in the average outstanding balance under the Company’s credit facility with GE. The average outstanding balance for the year ended December 31, 2007 was $19,100,000 as compared with $21,100,000 for the year ended December 31, 2006. Additionally, as a result of the second amendment of the Company’s credit facility entered into in December 2006, the interest rate was decreased by 25 basis points and as a result of reducing the overall line from $75,000,000 to $50,000,000, the fees being charged to the unused portion of the line decreased as well. Professional fees decreased by $253,000 due to a reduction in audit, tax and legal accruals. Salaries and benefits decreased by $46,000 due to an average reduction in headcount of one employee year over year.

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

Capco

(In thousands):	2007	2006	2005	% Change
				2007	2006
Revenue	$6,478	$17,151	$37,767	(62)%	(55)%
Expenses	(20,048)	(22,641)	(22,445)	(11)%	1%
Minority interest	440	442	808	0%	(45)%

(Loss) income before provision for income taxes	$(13,130)	$(5,048)	$16,130	160%	(131)%

Revenue is derived primarily from non-cash income from tax credits recorded when a Capco achieves defined investment percentage thresholds and from accretion of income from tax credits between the time the thresholds are achieved and the tax credits are utilized by the certified investor. Income from tax credits for the years ended December 31 is as follows:

(In thousands):	2007	2006	2005
From investment percentage thresholds	$5,314	$10,468	$32,377
From accretion of income from thresholds	—	5,139	4,292

Total	$5,314	$15,607	$36,669

Expenses consist primarily of non-cash accretion of interest expense and the amortization of the prepaid insurance purchased at the funding date. Expenses for the years ended December 31 are as follows:

(In thousands):	2007	2006	2005
Accretion of interest expense	$11,756	$12,981	$12,646
Amortization of prepaid insurance	2,959	2,966	2,645

Total	$14,715	$15,947	$15,291

In summary, the non-cash (loss) income which is represented by the income from tax credits, less interest expense and amortization of prepaid insurance, for the years ended December 31 are as follows:

(In thousands):	2007	2006	2005
Non-cash (loss) income	$(9,401)	$(340)	$21,378

In addition, other interest relating to notes payable—AI Credit, totaling $182,000, $713,000, and $598,000, was incurred in the years ended December 31, 2007, 2006, and 2005, respectively. Management fees, which were payable to Newtek and included as revenue in the corporate activities segment, totaled $4,061,000, $4,955,000, and $4,665,000 for the years ended December 31, 2007, 2006, and 2005, respectively. If a Capco does not have current or projected cash sufficient to pay management fees then they are not accrued. Management fee expense will continue to decline over the next five years. Although management fee expense is included in the Capco segment and management fee revenue is included in the Corporate activities segment, it is eliminated on consolidation.

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

The non-cash revenue and expenses are projected as follows:

(In thousands):	2008	2009	2010	2011	2012	Thereafter	Total
Income from tax credits revenue	$4,648	$3,555	$2,607	$1,660	$822	$714	$14,006
Accretion of interest expense	(10,030)	(7,292)	(4,877)	(2,890)	(1,360)	(1,096)	(27,545)
Amortization of prepaid insurance	(2,938)	(2,546)	(2,053)	(1,462)	(849)	(1,173)	(11,021)

Non-cash loss	$(8,320)	$(6,283)	$(4,323)	$(2,692)	$(1,387)	$(1,555)	$(24,560)

We will continue to earn cash investment income on our cash balances and incur cash management fees and operating expenses. The amount of cash available for investment and to pay management fees will be primarily dependent upon future returns generated from qualified businesses.

All Other

(In thousands):	2007	2006	2005	% Change
				2007	2006
Revenue	$6,515	$5,093	$3,529	28%	44%
Expenses	(7,938)	(5,412)	(6,800)	47%	(20)%
Minority interest	(25)	3	5	(933)%	(40)%

Loss before benefit for income taxes	$(1,448)	$(316)	$(3,266)	358%	(90)%

The All Other segment includes revenues and expense primarily from businesses formed from investments in qualified businesses made through Capco programs which cannot be aggregated with other operating segments. Revenues and expenses associated with Phoenix Development Group LLC in 2005 were reclassified to discontinued operations.

2007

The revenue increase of $1,422,000 in 2007 as compared with 2006 is primarily due to the consolidation of CDS Business Services, Inc., which has been consolidated with the Company since January 2007, and generated $2,166,000 of revenues for the period. Additionally, the Company recognized a gain on a sale and recoveries of investments in qualified businesses of $1,112,000, and earnings on an equity investment of $357,000 during 2007, as compared to a one-time gain on the sale of an investment of $1,706,000 and equity earnings on an investment of $128,000 during 2006. The Company also had a net reduction in revenues generated by entities that were dissolved during 2007 and a reduction in insurance commissions of approximately $275,000 and $64,000, respectively.

Loss before benefit for income taxes increased by $1,132,000 in 2007 as compared with 2006 primarily due to an increase in losses from our Texas qualified investments of approximately $750,000, CDS of $234,000, consolidated as of January 2007, increased losses from 2006 to 2007 in insurance related entities of approximately $199,000 and a reduction in the gain on sale/recoveries of investments in qualified businesses and equity earnings of approximately $594,000 from 2006 to 2007. The Texas entity losses were attributable to the increased amount of employees in these companies which represents our customer service and sales support offices. These increased losses were offset by a reduction of $556,000 of losses incurred in 2006 from Where Eagles Fly, a Washington D.C. Capco investment in a theatrical play that ran in 2006 only.

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

Corporate activities

(In thousands):	2007	2006	2005	% Change
				2007	2006
Revenue	$4,052	$4,507	$5,118	(10)%	(12)%
Expenses	(12,066)	(9,374)	(9,836)	29%	(5)%

Loss before provision for income taxes	$(8,014)	$(4,867)	$(4,718)	(65)%	3%

Revenue is derived primarily from management fees earned from the Capcos, which amount to 2.5% of certified capital. Management fee revenue totaled $3,936,000, $4,369,000 and $4,665,000 for the years ended December 31, 2007, 2006 and 2005, respectively. If a Capco does not have current or projected cash sufficient to pay management fees then they are not accrued. Management fee revenue will continue to decline over the next five years. Although management fee expense is included in the Capco segment and management fee revenue is included in the Corporate activities segment, it is eliminated on consolidation.

2007

The decrease in management fee revenue of $433,000 in 2007 as compared to 2006 is due primarily to a reduction in management fees being accrued for two New York Capcos totaling $525,000 and the Wisconsin Capco of $208,000, and the reversal of the Wisconsin Capco’s management fees for the first two quarters 2007 totaling $208,000, offset in part by management fees being accrued in 2007 for the first time from one of our subsidiaries totaling $460,000 for the year.

The $2,692,000 increase in expenses in 2007 as compared to 2006 was primarily due to a $2,900,000 increase in payroll and benefits, a $257,000 increase in other expenses which includes $106,000 of expenses related to the consolidation of our New York City offices, offset, in part, by a $583,000 decrease in professional fees and a $76,000 decrease in insurance expense.

The increase in salaries and benefits was primarily a result of the Company consolidating its marketing and sales staff from its subsidiaries to the holding company to implement corporate strategy, an additional cost of approximately $1,050,000, and the addition of employees to the accounting finance, IT and human resource departments. Increases in accounting staff costs were offset by the decrease in professional fees for audit services of approximately $433,000 as a result of our auditing firm change during 2006 as well as a reduction of $229,000 for consultants brought in to assist the accounting and finance department in 2006 that were not rehired in 2007. Professional fees were increased by $137,000 for Sarbanes 404 work provided by an outside party to the Company.

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

A summary of the Company’s cash flows provided by (used in) operating activities by segment is as follows:

NEWTEK BUSINESS SERVICES INC. AND SUBSIDIARIES

Cash Flows from Operating Activities by Segment

For the year ended December 31, 2007 (In thousands)

Business Services Segments						Total Business Services Segments	CAPCO Segment	Eliminations	Total
Electronic payment processing	Web hosting	SBA Lending	All Other	Corporate activities
$54,969	$16,237	$9,105	$6,515	$4,052	Net Revenue	$90,878	$6,478	$(4,521)	$92,835
52,607	13,021	9,195	7,963	12,066	Total Expenses	94,852	19,608	(4,521)	109,939

2,362	3,216	(90)	(1,448)	(8,014)	Income (loss) before (provision) benefit for income taxes and discontinued operations	(3,974)	(13,130)	—	(17,104)
(796)	(1,216)	(30)	579	2,993	(Provision) benefit for income taxes	1,530	4,845	—	6,375

1,566	2,000	(120)	(869)	(5,021)	Income (loss) before discontinued operations	(2,444)	(8,285)	—	(10,729)
—	—	—	(490)	—	Discontinued operations, net of taxes	(490)	—	—	(490)

1,566	2,000	(120)	(1,359)	(5,021)	Net income (loss)	(2,934)	(8,285)	—	(11,219)
					Non-Cash:
—	—	—	—	—	Income from Tax Credits	—	(5,314)	—	(5,314)
1,961	3,266	1,562	254	260	Depreciation and Amortization	7,303	57	—	7,360
—	—	—	—	—	Accretion of interest expense	—	11,756	—	11,756
793	1,157	—	(574)	(3,040)	Deferred income taxes	(1,664)	(4,885)	—	(6,549)
—	—	840	—	—	Provision for loan losses	840	—	—	840
—	—	(805)	—	—	Capitalization of servicing assets	(805)	—	—	(805)
—	—	—	(1,112)	—	Gain on sale of investment in qualified business	(1,112)	—	—	(1,112)
—	5	(58)	(449)	538	Other non-cash - net	36	(448)	—	(412)
					Change in assets and liabilities:
—	—	1,426	—	—	Proceeds from sale of SBA loans over originations	1,426	—	—	1,426
—	—	—	—	—	Prepaid insurance	—	2,959	—	2,959
—	—	(31)	(151)	—	Restricted cash change	(182)	—	—	(182)
469	(14)	(1,496)	843	318	Other - net	120	(875)	—	(755)

4,789	6,414	1,318	(2,548)	(6,945)	Net cash provided by (used in) operations	3,028	(5,035)	—	(2,007)

Liquidity and Capital Resources

Newtek historically has funded its operations primarily through the issuance of notes to insurance companies through the Capco programs. Through December 31, 2007, Newtek has received in the aggregate $235,718,000 in proceeds from the issuance of long-term debt, Capco warrants, and Newtek common shares through the Capco programs. In 2004, Newtek raised $20,762,000 (net of related offering costs) in a secondary public offering. Newtek’s principal funding requirements have been to purchase Coverage A insurance policies ($124,065,000) and Coverage B Capco insurance policies ($28,060,000) related to the notes issued to the insurance companies, the acquisitions of CrystalTech and Newtek Insurance Agency, formerly Vistar, ($9,836,000), investments in Capco qualified businesses, and working capital needs resulting from operating and business development activities of its consolidated operating entities.

In summary, Newtek generated and used cash as follows:

	For the Year Ended December 31,
	2007	2006	2005
Net cash (used in) provided by operating activities	$(2,007)	$1,881	$(5,840)
Net cash provided by (used in) investing activities	1,823	18,408	(18,716)
Net cash (used in) provided by financing activities	(1,129)	(17,544)	18,956

Net (decrease) increase in cash and cash equivalents	(1,313)	2,745	(5,600)
Cash and cash equivalents, beginning of year	26,685	23,940	29,540

Cash and cash equivalents, end of year	$25,372	$26,685	$23,940

Cash requirements and liquidity needs in 2007 and the foreseeable future are primarily funded through our capacity to borrow from our $10 million North Fork line of credit through CrystalTech, $50 million GE line of credit to originate and warehouse the guaranteed and unguaranteed portion of loans of our SBA lending unit, $10 million Wells Fargo line of credit to purchase receivables through CDS, and available cash and cash equivalents. The availability of the lending facilities is subject to the compliance with certain covenants and in addition, for the GE and Wells Fargo lines, the amount of collateral and collateral requirements, as set forth in the agreements. At December 31, 2007, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $25,372,000, and $7,500,000, $765,000 and $97,000 available through the North Fork, GE, and Wells Fargo lines of credit, respectively.

Newtek believes its loan loss reserves, which are evaluated monthly on a loan-by-loan basis, along with its collateral monitoring practices are adequate. While Newtek is aware of the changing conditions occurring nationally in the residential real estate market, loans within the portfolio are typically repaid by the business’ cash flow and secured by business collateral and personal assets of the business owner and/or guarantors which may include residential real estate as supplemental collateral. We follow the SBA standard operating procedure with respect to obtaining collateral on our loans. This typically includes all business assets and frequently includes personal assets of the owners and/or guarantors.

Our lender derives liquidity and profits from selling guaranteed portions of its SBA 7a loan originations. Our recent bids for the guaranteed portion of our loans have decreased from prior periods, yet the market for such portions remains active in the current environment. This decrease in pricing has had a material impact on the SBA lender. From time-to-time we may sell the unguaranteed portion of our loans. We do not depend on such sales to fund our operations. Should the pricing for the un-guaranteed portions become less attractive and we elect not to sell them, funds available under our credit facility will be sufficient to permit us to make loans.

Restricted cash totaling $12,948,000 which is primarily held in the Capcos, can be used in managing and operating the Capcos, making qualified investments, to repay debt obligations and for the payment of income taxes.

Net cash (used in) provided by operating activities was $(2,007,000) in 2007 and $1,881,000 in 2006. The $3,888,000 decrease in cash flows in 2007 was primarily caused by the increase in the net loss of $9,099,000 from 2006 to 2007, the non-cash increase of $5,936,000 in the deferred tax benefit from 2006 to 2007, an increase from 2006 to 2007 in cash used of $751,000 for accounts payable, accrued expenses and deferred revenues, offset by an increase in depreciation and amortization of $991,000, an increase in non-cash losses generated by our Capco segments of $9,061,000 and a positive change in cash provided by lender activities of $2,057,000.

Net cash provided by investing activities primarily includes the purchase or sale of fixed assets and customer accounts, activity regarding the unguaranteed portions of SBA loans, changes in restricted cash and activities involving investments in qualified businesses. During 2007 and 2006, cash was used to purchase $3,850,000 and $2,771,000, respectively, in fixed assets primarily to support increased customers in our web hosting segment. We also used cash to acquire customer merchant accounts in our Electronic payment processing segment of $2,544,000 during 2007 and $2,861,000 during 2006, and to make $1,612,000 in qualified investments. A net increase in the unguaranteed portion of SBA loans held for investment resulted in a use of cash of $1,180,000. Cash was provided by investing activities through the net proceeds of $5,042,000 from the sale of U.S. Treasury Notes, $4,097,000 from the return of investments in qualified businesses, $1,572,000 from the sale of asset held for sale and insurance recoveries, and proceeds of $1,112,000 from the recovery of investments in qualified businesses previously written off.

Net cash used in financing activities primarily includes repayments on notes payable (AI Credit, the proceeds of which were used to finance Capco activities; TICC, which were funds borrowed by CrystalTech Web Hosting, Inc., and paid off in full during 2006 and 2007), and the net borrowings (repayments) on bank notes payable to North Fork, Wells Fargo, and GE lines of credit. During 2007 and 2006, the Company used cash to repay approximately $4,787,000 and $3,731,000, respectively, of its notes payable to AI Credit, leaving one final principal balance due in 2008 of $732,000. Payments on the TICC debt were $1,000,000 and $7,000,000 during 2007 and 2006, respectively. In addition, the Company used $249,000 to purchase treasury shares during 2007. In 2006, cash was used for net repayments on the GE line of $4,897,000 and to repay $1,714,000 of the mortgages payable. In 2007, cash was provided through net borrowings from bank notes payable of $2,410,000, a $2,050,000 reduction in restricted cash in CDS, as well as $1,000,000 of proceeds from a note payable, which was converted to preferred stock.

Historically Newtek has funded its operations through the issuance of notes to insurance companies through the Capco programs. We are not anticipating any cash flow from new Capco programs for the foreseeable future. We believe our cash flow generated by our operating companies, available borrowing capacity, existing cash and cash equivalents, and other investments should provide adequate funds for continuing operations and to fund principal and interest payments on our debt.

Liquidity Risk

The Company believes that its cash and cash equivalents, its anticipated positive cash flow from operations, and its ability to access private and public debt and equity markets will provide it with sufficient liquidity to meet its short and long-term capital needs. The failure of the Capco insurer, which is primarily liable for the repayment of the Capco debt cash payments of $76,191,000, would require the Capcos to assume this cash repayment obligation of the notes. Management has determined that the likelihood of the Capcos becoming primarily liable for a material portion of this debt due to the failure of the insurers, which are subsidiaries of The American International Group, Inc., and are currently rated as “AA+” for financial strength by Standard & Poor’s, is remote. The parent company, AIG, has not agreed to guarantee the obligations of the subsidiary insurers, but it has provided written assurance that, in the event a Capco insurer experiences a downgrade in its credit rating, it will transfer the policy obligations to a stronger affiliate, if possible.

The following chart represents Newtek’s obligations and commitments, as of December 31, 2007, other than Capco debt repayment discussed above, for future cash payments under debt, lease and employment agreements:

(In thousands):

Year	Debt (a)		Operating Leases	Employment Agreements	Total
2008	$732		$3,987	$1,313	$6,032
2009	70,000	(b)	3,781	591	74,372
2010	—		3,786	209	3,995
2011	—		3,673	—	3,673
2012	—		3,309	—	3,309
2013	—		5,479		5,479

Total	$70,732		$24,015	$2,113	$96,860

(a)	Interest rates range from 7.25% to 9.25%.
(b)	Includes:	$50 million GE revolver assuming the entire amount is outstanding;
$10 million North Fork line assuming the entire amount is outstanding;
$10 million Wells Fargo line assuming the entire amount is outstanding.

This chart excludes distributions for taxes due to Capco minority owners (which can not be anticipated).

In September 2005, NSBF closed a three year, $75,000,000 senior revolving loan transaction with General Electric Capital Corp. (“GE”). This facility is primarily utilized to originate and warehouse the guaranteed and unguaranteed portions of loans under the SBA 7(a) loan program and for other working capital purposes. The facility refinances the previous facility with Deutsche Bank and a $4,000,000 revolving credit facility with another financial institution. In February 2006, GE and NSBF entered into a First Amendment to the GE Line of Credit Agreement. The amendment made adjustments to various financial covenants, including a net-worth maintenance level that NSBF had breached. GE waived, upon the effectiveness of the amendment, specific defaults that would have resulted from the terms of the original agreement. In December 2006, the parties entered into a Second Amendment, decreasing the line to $50,000,000 and extending the term by one year, through September 2009, in addition to making adjustments to various financial covenants and interest rates. As of December 31, 2007, NSBF had $18,418,000 outstanding on the line of credit. Under the Second Amendment, the GE line of credit allows for two alternatives for interest rates (the Prime interest rate plus 25 basis points or Base LIBOR plus 2.50%). These rates may be increased or decreased by 25 basis points based on certain thresholds. The line is collateralized by the unguaranteed portions and the guaranteed portions of the held-for-sale portion of the SBA loans receivable made by NSBF in addition to all assets of NSBF. The weighted average interest rate at December 31, 2007 was 7.50%. Interest on the line is payable monthly in arrears. Through December 31, 2007, NSBF has capitalized $2,000,000 of deferred financing costs attributable to the GE facility, which is included in other assets in the accompanying balance sheet. The agreement includes such financial covenants as minimum net worth thresholds, senior-charge ratios and fixed-charge ratios, limitations on capital expenditures and charge-offs, in addition to loan loss reserve requirements.

In February 2007, CDS closed a two year $10,000,000 line of credit with Wells Fargo. This new facility will be used to purchase receivables and for other working capital purposes. As of December 31, 2007, CDS had $1,141,000 outstanding on the line of credit. The interest rate is at prime plus 2% with interest on the line being paid monthly in arrears and on a minimum outstanding line balance of $2,000,000. Total interest expense for the year ended December 31, 2007 was approximately $204,000. The line is collateralized by the receivables purchased, as well as all other assets of the Company. Through December 31, 2007, CDS has capitalized $148,000 of deferred financing costs attributable to the Wells Fargo line. The agreement includes such financial covenants as minimum tangible net worth, minimum quarterly net income and minimum quarterly net cash flow.

In October 2007, CrystalTech entered into a Loan and Security Agreement with North Fork Bank, a division of Capital One, N. A., which provides for a revolving credit facility of up to $10,000,000 (the “Loan”) available to both CrystalTech and the Company, for a term of two years. The line may be used for working capital and acquisition needs within the Company’s business lines; loans for acquisitions having a five year repayment term. The interest rate is LIBOR plus 2.5%. The agreement also includes a quarterly facility fee equal to 25 basis points on the unused portion of the Revolving Credit calculated as of the end of each calendar quarter. The agreement includes such financial covenants as a minimum fixed- charge coverage ratio and a maximum funded debt to EBITDA. In connection with the Loan, on October 19, 2007, we entered into a Guaranty of Payment and Performance with North Fork Bank and entered into a Pledge Agreement with North Fork Bank pledging all CrystalTech stock as collateral.

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

Income from Capco Tax Credits

In general, the Capcos issue debt and equity instruments to insurance company investors. For a description of the debt and equity instruments and warrants issued by Newtek’s Capcos, see Notes to the Consolidated Financial Statements. The Capcos then make targeted investments, as defined under the respective state/jurisdiction statutes, with the funds raised. Each Capco has a contractual arrangement with the particular state/jurisdiction that entitles the Capco to receive (earn) tax credits from the state/jurisdiction upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the Capcos to maintain their state or jurisdiction-issued certifications, the Capcos must make targeted investments in accordance with these requirements, which requirements are consistent with Newtek’s overall business strategy. Each Capco statute provides specific rules and regulations under which the Capcos must operate. For example, the State of Louisiana program precludes the Capco from making controlling and majority-owned investments. Accordingly, investments made by the Louisiana Capco are considered portfolio companies and are majority-owned operated and controlled by their boards of directors and management. These portfolio companies operate independently of Newtek although Newtek participates on the board of directors of these companies (but in all cases we do not control a majority of the board of director positions unless there is a default under the terms of the investment) and makes available to them technology, services and products to sell.

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

The table below is a summary of each Capco, state and date of certification, total certified capital, 50% minimum investment requirement and the total percentage of certified capital invested as of December 31, 2007 and 2006. The result as shown on the following chart, in the column “Percentage Invested,” demonstrates that in all cases in 2006 all of our operational Capcos had met or exceeded the 50% minimum investment requirement. The 16th Capco, Exponential of New York, LLC, which is managed and not owned, also has exceeded the 50% minimum investment requirement. In all cases, the minimum investment benchmarks were met 12 months or more in advance of the statutory minimum investment benchmark dates. By meeting the 50% minimum investment requirement, the Capco eliminates the risk of decertification and loss of tax credits.

SUMMARY OF CAPCO ORGANIZATION, CERTIFICATION AND

PERCENTAGE INVESTED

(In thousands)

Capco Name & Year of Organization	State/Jurisdiction of Certification	Certified Capital	50% Minimum Investment	Percentage Invested at 12/31/07	Percentage Invested at 12/31/06
1998
Wilshire Advisers, LLC (WA)	New York	$2,674	$1,337	100%	100%

1999
Wilshire Partners, LLC (WP)	Florida	37,384	18,692	100%	100%
Wilshire Louisiana Advisers, LLC (WLA)	Lousiana	16,400	8,200	52%	52%
Wilshire Investors, LLC (WI)	Wisconsin	16,667	8,334	50%	50%

2000
Wilshire New York Advisers II, LLC (WNYII)	New York	6,808	3,404	50%	50%
Wilshire Advisers, LLC (WA)	New York	1,136	568	100%	100%
Wilshire Louisiana Partners II, LLC (WLPII)	Louisiana	3,050	1,525	50%	50%
Wilshire New York Partners III, LLC (WNYPIII)	New York	35,160	17,580	51%	51%

2002
Wilshire Colorado Partners, LLC (WCOL)	Colorado	22,058	11,029	50%	50%
Wilshire Louisiana Partners III, LLC (WLPIII)	Louisiana	8,000	4,000	54%	51%

2003
Wilshire Louisiana Partners IV, LLC (WLP IV)	Louisiana	6,800	3,400	55%	55%

2004
Wilshire Alabama Partners, LLC (WALA)	Alabama	11,111	5,556	62%	50%
Wilshire DC Partners, LLC (WDC)	District of Columbia	13,106	6,553	64%	61%
Wilshire New York Partners IV, LLC (WNYIV)	New York	5,218	2,609	50%	50%

2005
Wilshire Texas Partners, LLC (WTX I)	Texas	23,413	11,707	51%	51%
Wilshire New York Partners V, LLC (WNYV)	New York	8,692	4,346	50%	50%

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

During the years ended December 31, 2006 and 2005, the Capcos satisfied certain investment benchmarks and the related recapture percentage requirements and accordingly, earned a portion of the tax credits. In addition, in 2007, 2006 and 2005 Newtek recognized income from the accretion of the discount attributable to tax credits earned in prior years. See Notes to the Consolidated Financial Statements.

Our operating businesses are dependent on the health of the small and medium-sized segments of the U.S. economy. The reduction in the availability of credit and a weakening economy, along with the rise in gasoline and commodity prices, could have a negative impact on consumer and commercial spending which could adversely impact Newtek’s small business customers. This could also negatively impact the value of commercial and residential real estate, which could adversely impact the loan portfolio of our SBA Lending segment.

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

Actual results could differ from those estimates. Significant accounting policies are described in Note 1 to the consolidated financial statements, which are included in Item 15 in this Form 10-K filing. In many cases, the accounting treatment of a particular transaction is specifically indicated by Accounting Principles Generally Accepted in the United States of America.

Certain of our accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions. The following critical accounting policies are not intended to be a comprehensive list of all of our accounting policies or estimates.

Revenue Recognition.

Electronic payment processing revenue: Electronic payment processing and fee income is derived from the electronic processing of credit and debit card transactions that are authorized and captured through third-party networks. Typically, merchants are charged for these processing services on a percentage of the dollar amount of each transaction plus a flat fee per transaction. Certain merchant customers are charged miscellaneous fees, including fees for handling charge-backs or returns, monthly minimum fees, statement fees and fees for other miscellaneous services. In accordance with Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, revenues derived from the electronic processing of MasterCard® and Visa® sourced credit and debit card transactions are reported gross of amounts paid to sponsor banks.

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

Other income: Other income represents revenues derived from operating units that cannot be aggregated with other business segments. In addition, other income represents one time recoveries or gains on investments. Revenue is recorded when there is strong evidence of an agreement, the related fees are fixed, the service and, or product has been delivered, and the collection of the related receivable is assured.

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

Impairment of Goodwill. Management of the Company considers the following to be some examples of important indicators that may trigger an impairment review outside its annual goodwill impairment review under the provisions of SFAS 142: (i) significant under-performance or loss of key contracts acquired in an acquisition relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the acquired assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in our stock price for a sustained period of time; and (vi) regulatory changes. In assessing the recoverability of our goodwill and intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The fair value of an asset could vary, depending upon the estimating method employed, as well as assumptions made. This may result in a possible impairment of the intangible assets and/or goodwill, or alternatively an acceleration in amortization expense. During the years ended December 31, 2007 and 2005, management determined that impairment of goodwill was triggered as a result of the annual impairment test and appropriately recorded a charge in the accompanying Consolidated Statements of Operations. For the year ended December 31, 2006, the amount was immaterial.

Allowance for SBA Loan Losses. The allowance for loan losses is established by management through provisions for loan losses charged against income. Amounts deemed to be uncollectible are charged against the allowance for loan losses and subsequent recoveries, if any, are credited to the allowance.

The amount of the allowance for loan losses is inherently subjective, as it requires making material estimates which may vary from actual results. Management’s ongoing estimates of the allowance for loan losses are particularly affected by the changing composition of the loan portfolio over the last few years. The loans acquired from CCC in December 2002, which are more seasoned than those originated by NSBF, comprise 17% of total loans held for investment as of December 31, 2007. Other portfolio characteristics, such as industry concentrations and loan collateral, which also impacts management’s estimates of the allowance for loan losses, have also changed since the acquisition. The changing nature of the portfolio and the limited past loss experience on the newly originated portfolio has resulted in management’s estimates of the allowance for loan losses being based more on subjective factors, as noted below, and less on empirically derived loss rates.

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

Sales and Servicing of SBA Loans. NSBF originates loans to customers under the SBA program that generally provides for SBA guarantees of 50% to 85% of each loan, subject to a maximum guarantee amount. NSBF sells the guaranteed portion of each loan to a third party and retains the unguaranteed principal portion in its own portfolio. A gain is recognized on the guaranteed portions of these loans through collection on sale of a premium over the adjusted carrying value. Gain on sale of the guaranteed portion of the loans is recognized at the date of settlement, under the terms of SFAS No. 156 “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” for 2007 and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125” for 2006.

In each loan sale, the Company retains servicing responsibilities and receives servicing fees of a minimum of 1% of the guaranteed loan portion sold. The Company is required to estimate its adequate servicing compensation in the calculation of its servicing asset. The purchasers of the loans sold have no recourse to the Company for failure of customers to pay amounts contractually due.

In accordance with SFAS 156, upon sale of the loans to third parties, NSBF separately recognizes at fair value any servicing assets or servicing liabilities first, and then allocates the previous carrying amount between the assets sold and the interests that continue to be held by the transferor (the unguaranteed portion of the loan) based on their relative fair values at the date of transfer. The difference between the proceeds received and the allocated carrying value of the financial assets sold is recognized as a gain on sale of loans.

In accordance with SFAS 140, upon sale of the loans to third parties, the Company’s investment in an SBA loan is allocated among the retained portion of the loan (unguaranteed), the sold portion of the loan (guaranteed) and the value of loan servicing retained, based on the relative estimated fair market values of each component at the sale date. The difference between the proceeds received and the allocated carrying value of the loan sold is recognized as a gain on sale of loans.

Servicing assets are subsequently measured under SFAS 156 using either the amortization method or the fair value measurement method. The amortization method, which NSBF has chosen to continue applying to its servicing asset as was performed in 2006, amortizes the asset in proportion to, and over the period of, the estimated future net servicing income on the underlying sold portion of the loans (guaranteed) and assesses the servicing asset for impairment based on fair value at each reporting date. In the event future prepayments are significant or impairments are incurred and future expected cash flows are inadequate to cover the unamortized servicing assets, additional amortization or impairment charges would be recognized. The Company uses an independent valuation specialist to estimate the fair value of the servicing asset.

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

If NSBF determines that the impairment for a stratum is temporary, a valuation allowance is recognized through a charge to current earnings for the amount the amortized balance exceeds the current fair value. If the fair value of the stratum were to later increase, the valuation allowance may be reduced as a recovery. However, if NSBF determines that an impairment for a stratum is other than temporary, the value of the servicing asset and any related valuation allowance is written-down.

For the years ended December 31, 2007 and 2006, management’s impairment analysis indicated $120,000 and $82,000, respectively, of an impairment.

Stock-Based Compensation. Prior to January 1, 2006, the Company applied the disclosure-only provisions of SFAS 123,”Accounting for Stock-Based Compensation” (“SFAS 123”). In accordance with the provisions of SFAS 123, the Company applied APB 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for stock-based compensation plans and, accordingly, did not recognize compensation expense for stock options because we issued options at exercise prices equal to the market value at date of grant.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements”(“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not completed an analysis as to the impact of this statement on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is exploring adoption of SFAS 159 in connection with the accounting for the Capco segment operations commencing January 1, 2008. If adopted and applied by the Company to certain financial instruments in the Capco segment, SFAS 159 will have a material non-cash effect on the Company’s statement of operations and financial position. The Company expects that adoption will result in a decrease in future non-cash losses associated with the Capco segment and a one-time reduction of the Company’s retained earnings.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141 (R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of SFAS 141 (R) and SFAS 160 to have a material impact on our consolidated financial statements

Off Balance Sheet Arrangements

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

Because the SBA lender borrows money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. The Company has outstanding bank notes payable of approximately $22,065,000 at December 31, 2007. Interest rates on such notes are variable ranging between Prime plus 0.25%-2.0% or LIBOR plus 2.50%. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have the effect of a net increase (decrease) in assets by less than 1% for 2007. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect a net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

Additionally, we do not have significant exposure to changing interest rates on invested cash which were approximately $38,320,000 and $42,976,000 (includes U.S. Treasury notes in 2006) at December 31, 2007 and 2006, respectively. The Company invests cash mainly in money market accounts and other investment-grade securities and does not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are included as separate sections of this Form 10-K. See Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2007. Based on their evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report were adequate to ensure that (1) information required to be disclosed by us in the reports filed or furnished by us under the Securities Exchange Act of 1934, (the “Exchange Act”) as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (2) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2007 were effective at reaching a reasonable level of assurance of achieving the desired objective.

(b) Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our control environment is the foundation for our system of internal control over financial reporting and is an integral part of our Code of Ethics for the Chief Executive Officer and Chief Financial Officer, which sets the tone of our company. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2007, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting and, based on that assessment, concluded that as of December 31, 2007 our internal controls over financial reporting are effective based on these criteria.

Management Report on Internal Control Over Financial Reporting.

Our Management Report on Internal Controls Over Financial Reporting can be found on page 59 of this report.

(c) Change in Internal Control over Financial Reporting.

There were no other changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT TO THE STOCKHOLDERS OF NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting

As management, we are responsible for establishing and maintaining adequate internal control over financial reporting for Newtek Business Services, Inc. and its subsidiaries. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have conducted an assessment, including testing, using the criteria in Internal Control-Integral Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Newtek Business Services, Inc.’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Based on our assessment, we have concluded that Newtek Business Services, Inc. maintained effective internal control over financial reporting as of December 31, 2007, based on criteria in Internal Control-Integrated Framework issued by the COSO. The effectiveness of Newtek Business Services, Inc.’s internal control over financial reporting is not required to be audited by our independent registered public accounting firm, until the Company files its annual report for its fiscal year ending on or after December 15, 2008.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Management’s Certifications

The certifications of Newtek Business Services, Inc. Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31 and 32 in Newtek Business Services, Inc. Form 10-K.

NEWTEK BUSINESS SERVICES, INC.

By:	/s/ Barry Sloane	By:	/s/ Seth A. Cohen
	Barry Sloane		Seth A. Cohen
	Chief Executive Officer		Chief Financial Officer

ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the sections entitled “Management” and “Principal Stockholders” in the proxy statement for our 2008 Annual Meeting of Stockholders.

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

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” in the proxy statement for our 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the section entitled “Principal Stockholders” in the proxy statement for our 2008 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the section entitled “Related-Party Transactions” in the proxy statement for our 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the section entitled “Principal Accounting Fees and Services” in the proxy statement for our 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.
The Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are identified in the Index to Consolidated Financial Statements.
(a)(2)	Financial Statement Schedule.
Schedule II – Valuation and Qualifying Accounts
(a)(3)	Exhibits.
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Number	Description
2.1	Asset Purchase Agreement, dated April 28, 2004, between Newtek Business Services, Inc., and CrystalTech Web Hosting, Inc. (including a listing of omitted schedules) (Incorporated by reference to Exhibit 2.1 to Newtek’s Report on Form 8-K filed April 30, 2004).

3.1	Amended and Restated Certificate of Incorporation of Newtek Business Services, Inc., dated November 21, 2005 (Incorporated by reference to Exhibit 3.1 to Newtek’s Report on Form 10-K filed May 10, 2006).

3.2	Bylaws of Newtek Business Services, Inc. (Incorporated by reference to Exhibit No. 3.2 to Newtek’s Registration Statement on Form S-4, No. 333-115615, filed August 11, 2000).

10.1	Employment Agreement with Barry Sloane dated June 30, 2005 (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 10-K filed May 10, 2006).

10.1.1	Amendment dated December 21, 2007 to Employment Agreement with Barry Sloane dated June 30, 2005 (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K filed December 28, 2007).

10.2	Employment Agreement with Jeffrey G. Rubin dated June 30, 2005 (Incorporated by reference to Exhibit 10.2 to Newtek’s Report on Form 10-K filed May 10, 2006).

10.2.1	Amendment dated December 21, 2007 to Employment Agreement with Jeffrey G. Rubin dated June 30, 2005 (Incorporated by reference to Exhibit 99.2 to Newtek’s Report on Form 8-K filed December 28, 2007).

10.3	Employment Agreement with Craig J. Brunet dated July 13, 2006 (Incorporated by reference to Exhibit 10.3 Newtek’s Report on Form 10-Q filed July 14, 2006).

10.3.1	Amendment dated December 21, 2007 to Employment Agreement with Craig J. Brunet, dated July 13, 2006 (Incorporated by reference to Exhibit 99.3 to Newtek’s Report on Form 8-K, filed December 28, 2007).

10.4	Lease and Master Services Agreement dated March 15, 2007 between CrystalTech Web Hosting, Inc. and i/o Data Centers (Incorporated by reference to Exhibit 10.4 to Newtek’s Report on Form 10-Q, filed May 15, 2007).

10.5	Fourth Amendment to the Amended and Restated Master Loan and Security Agreement, dated December 31, 2002, between Newtek Small Business Finance, Inc. and DB Structured Products, Inc., dated June 29, 2005 (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 8-K, filed June 29, 2005).

10.6	Credit Agreement between Newtek Business Services, Inc., Newtek Small Business Finance, Inc., Small Business Lending, Inc., CCC Real Estate Holding Co., LLC and General Electric Capital Corporation, dated August 31, 2005 (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 8-K, filed September 6, 2005).

10.7	First Amendment and Waiver to Credit Agreement, dated February 28, 2006, to the Credit Agreement dated August 31, 2005, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K, filed March 2, 2006).

10.7.1	Second Amendment and Waiver to Credit Agreement, dated February 28, 2006, to the Credit Agreement dated December 20, 2006, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation.

10.8	Guaranty between Newtek Business Services, Inc. Small Business Lending, Inc., CCC Real Estate Holding Co., LLC and General Electric Capital Corporation, dated August 31, 2005 (Incorporated by reference to Exhibit 10.2 to Newtek’s Report on Form 8-K, filed September 6, 2005).

10.9	Credit and Security Agreement by and between CDS Business Services, Inc. and Wells Fargo Bank, National Association dated February 27, 2007 (Incorporated by reference to Exhibit 10.9 to Newtek’s Report on Form 10-Q, filed August 14, 2007).

10.9.1	Waiver under Credit and Security Agreement dated February 27, 2007 by and between CDS Business Services, Inc. and Wells Fargo Bank, National Association dated August 1, 2007 (Incorporated by reference to Exhibit 10.9.1 to Newtek’s Report on Form 10-Q, filed August 14, 2007).

10.10	Loan and Security Agreement dated October 19, 2007, between Crystaltech Web Hosting, Inc. and North Fork Bank (Incorporated by reference to Exhibit 99.2 to Newtek’s Report on Form 8-K, filed October 23, 2007.)

10.11	Guaranty of Payment and Performance dated October 19, 2007, between Newtek Business Services, Inc. and North Fork Bank (Incorporated by reference to Exhibit 99.3 to Newtek’s Report on Form 8-K, filed October 23, 2007).

10.12	Pledge Agreement dated October 19, 2007, between Newtek Business Services, Inc. and North Fork Bank (Incorporated by reference to Exhibit 99.4 to Newtek’s Report on Form 8-K, filed October 23, 2007).

10.13	Consulting Agreement between Newtek Business Services, Inc. and Jeffrey G. Rubin, dated March 7, 2008 (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K, filed March 12, 2008).

10.14	Termination Agreement between Newtek Business Services, Inc. and Jeffrey G. Rubin as director and officer, dated March 7, 2008 (Incorporated by reference to Exhibit 99.2 to Newtek’s Report on Form 8-K, filed March 12, 2008).

17.1	Letter of resignation as director and officer from Brian A. Wasserman, dated June 10, 2005 (Incorporated by reference to Exhibit 17.1 to Newtek’s Report on Form 8-K, filed June 13, 2005).

21.1	Subsidiaries of the Registrant.

23.1	Consent of J.H. Cohn LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: March 31, 2008	By:	/s/ BARRY SLOANE
Barry Sloane
(Chairman and Chief Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY SLOANE	Chairman of the Board, Chief Executive	March 31, 2008
Barry Sloane	Officer and Secretary

/s/ SETH A. COHEN	Chief Financial Officer and Treasurer	March 31, 2008
Seth A. Cohen

/s/ EYAL AMSALEM	Chief Accounting Officer and Corporate Controller	March 31, 2008
Eyal Amsalem

/s/ DAVID C. BECK	Director	March 31, 2008
David C. Beck

/s/ CHRISTOPHER G. PAYAN	Director	March 31, 2008
Christopher G. Payan

/s/ SALVATORE MULIA	Director	March 31, 2008
Salvatore Mulia

/s/ JEFFREY M. SCHOTTENSTEIN	Director	March 31, 2008
Jeffrey M. Schottenstein

/s/ GORDON L. SCHRODER	Director	March 31, 2008
Gordon L. Schroder

/s/ MICHAEL A. SCHWARTZ	Director	March 31, 2008
Michael A. Schwartz

EXHIBITS INDEX

Number	Description
2.1	Asset Purchase Agreement, dated April 28, 2004, between Newtek Business Services, Inc., and CrystalTech Web Hosting, Inc. (including a listing of omitted schedules) (Incorporated by reference to Exhibit 2.1 to Newtek’s Report on Form 8-K filed April 30, 2004).

3.1	Amended and Restated Certificate of Incorporation of Newtek Business Services, Inc., dated on November 21, 2005 (Incorporated by reference to Exhibit 3.1 to Newtek’s Report on Form 10-K filed May 10, 2006).

3.2	Bylaws of Newtek Business Services, Inc. (Incorporated by reference to Exhibit No. 3.2 to Newtek’s Registration Statement on Form S-4, No. 333-115615, filed August 11, 2000).

10.1	Employment Agreement with Barry Sloane dated June 30, 2005 (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 10-K filed May 10, 2006) .

10.1.1	Amendment dated December 21, 2007 to Employment Agreement with Barry Sloane dated June 30, 2005 (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K filed December 28, 2007).

10.2	Employment Agreement with Jeffrey G. Rubin dated June 30, 2005 (Incorporated by reference to Exhibit 10.2 to Newtek’s Report on Form 10-K filed May 10, 2006).

10.2.1	Amendment dated December 21, 2007 to Employment Agreement with Jeffrey G. Rubin dated June 30, 2005 (Incorporated by reference to Exhibit 99.2 to Newtek’s Report on Form 8-K filed December 28, 2007).

10.3	Employment Agreement with Craig J. Brunet dated July 13, 2006 (Incorporated by reference to Exhibit 10.3 Newtek’s Report on Form 10-Q filed July 14, 2006).

10.3.1	Amendment dated December 21, 2007 to Employment Agreement with Craig J. Brunet, dated July 13, 2006 (Incorporated by reference to Exhibit 99.3 to Newtek’s Report on Form 8-K, filed December 28, 2007).

10.4	Lease and Master Services Agreement dated March 15, 2007 between CrystalTech Web Hosting, Inc. and i/o Data Centers (Incorporated by reference to Exhibit 10.4 to Newtek’s Report on Form 10-Q, filed May 15, 2007).

10.5	Fourth Amendment to the Amended and Restated Master Loan and Security Agreement, dated December 31, 2002, between Newtek Small Business Finance, Inc. and DB Structured Products, Inc., dated June 29, 2005 (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 8-K, filed June 29, 2005).

10.6	Credit Agreement between Newtek Business Services, Inc., Newtek Small Business Finance, Inc., Small Business Lending, Inc., CCC Real Estate Holding Co., LLC and General Electric Capital Corporation, dated August 31, 2005 (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 8-K, filed September 6, 2005).

10.7	First Amendment and Waiver to Credit Agreement, dated February 28, 2006, to the Credit Agreement dated August 31, 2005, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation. (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K, filed March 2, 2006)

10.7.1	Second Amendment and Waiver to Credit Agreement, dated February 28, 2006, to the Credit Agreement dated December 20, 2006, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation.

10.8	Guaranty between Newtek Business Services, Inc. Small Business Lending, Inc., CCC Real Estate Holding Co., LLC and General Electric Capital Corporation, dated August 31, 2005 (Incorporated by reference to Exhibit 10.2 to Newtek’s Report on Form 8-K, filed September 6, 2005).

10.9	Credit and Security Agreement by and between CDS Business Services, Inc. and Wells Fargo Bank, National Association dated February 27, 2007 (Incorporated by reference to Exhibit 10.9 to Newtek’s Report on Form 10-Q, filed August 14, 2007).

10.9.1	Waiver under Credit and Security Agreement dated February 27, 2007 by and between CDS Business Services, Inc. and Wells Fargo Bank, National Association dated August 1, 2007 (Incorporated by reference to Exhibit 10.9.1 to Newtek’s Report on Form 10-Q, filed August 14, 2007).

10.10	Loan and Security Agreement dated October 19, 2007, between Crystaltech Web Hosting, Inc. and North Fork Bank (Incorporated by reference to Exhibit 99.2 to Newtek’s Report on Form 8-K, filed October 23, 2007).

10.11	Guaranty of Payment and Performance dated October 19, 2007, between Newtek Business Services, Inc. and North Fork Bank (Incorporated by reference to Exhibit 99.3 to Newtek’s Report on Form 8-K, filed October 23, 2007).

10.12	Pledge Agreement dated October 19, 2007, between Newtek Business Services, Inc. and North Fork Bank (Incorporated by reference to Exhibit 99.4 to Newtek’s Report on Form 8-K, filed October 23, 2007).

10.13	Consulting Agreement between Newtek Business Services, Inc. and Jeffrey G. Rubin, dated March 7, 2008 (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K, filed March 12, 2008).

10.14	Termination Agreement between Newtek Business Services, Inc. and Jeffrey G. Rubin as director and officer, dated March 7, 2008 (Incorporated by reference to Exhibit 99.2 to Newtek’s Report on Form 8-K, filed March 12, 2008).

17.1	Letter of resignation as director and officer from Brian A. Wasserman, dated June 10, 2005 (Incorporated by reference to Exhibit 17.1 to Newtek’s Report on Form 8-K, filed June 13, 2005).

21.1	Subsidiaries of the Registrant.

23.1	Consent of J.H. Cohn LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Newtek Business Services, Inc.

We have audited the accompanying consolidated balance sheets of Newtek Business Services, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newtek Business Services, Inc. and Subsidiaries as of December 31, 2007 and 2006, and their consolidated results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, in 2006 the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”.

As discussed in Note 2, in 2007 the Company changed its method of accounting for servicing of financial assets upon adoption of Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140”.

/s/ J.H. Cohn LLP

Jericho, New York

March 31, 2008

PricewaterhouseCoopers LLP

401 Broad Hollow Rd.

Melville NY 11747

Telephone (631) 753 2700

Facsimile (631) 753 2800

www.pwc.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Newtek Business Services, Inc.:

In our opinion, the accompanying consolidated statements of operations, changes in shareholders’ equity and cash flows present fairly, in all material respects, the results of Newtek Business Services, Inc. and Subsidiaries operations and their cash flows for year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers, LLP

New York, New York

May 4, 2006, except for the effects of discontinued operations discussed in Note 3 to the consolidated financial statements, as to which the date is March 31, 2007.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In Thousands)

	2007	2006	2005
Revenue:
Electronic payment processing	$54,668	$43,341	$31,128
Web hosting	16,093	13,535	10,627
Interest income	5,498	6,237	4,844
Income from tax credits	5,314	15,607	36,669
Premium income	2,914	3,023	4,409
Servicing fee	1,949	1,932	1,950
Insurance commissions	899	916	1,203
Other income	5,500	3,314	5,040

Total revenue	92,835	87,905	95,870

Expenses:
Electronic payment processing costs	41,505	31,125	22,928
Salaries and benefits	22,293	16,986	16,184
Interest	14,043	16,281	15,997
Professional fees	7,930	6,302	7,802
Depreciation and amortization	7,360	6,148	4,508
Insurance	3,427	3,316	3,117
Provision for loan losses	840	405	2,258
Goodwill impairment	162	—	878
Other than temporary decline in value of investments	—	—	395
Other general and administrative costs	12,794	10,986	8,626

Total expenses	110,354	91,549	82,693

(Loss) income from continuing operations before minority interest, benefit (provision) for income taxes and discontinued operations	(17,519)	(3,644)	13,177
Minority interest	415	435	792

(Loss) income from continuing operations before benefit (provision) for income taxes and discontinued operations	(17,104)	(3,209)	13,969
Benefit (provision) for income taxes	6,375	581	(6,548)

(Loss) income from continuing operations before discontinued operations	(10,729)	(2,628)	7,421
Discontinued operations, net of taxes	(490)	508	306

Net (loss) income	$(11,219)	$(2,120)	$7,727

Weighted average common shares outstanding
Basic	35,817	34,875	34,241
Diluted	35,817	34,875	34,280
(Loss) income per share from continuing operations:
Basic and diluted	$(0.30)	$(0.08)	$0.22
(Loss) income per share from discontinued operations, net of taxes:
Basic and diluted	(0.01)	0.02	0.01

Basic and diluted (loss) earnings per share	$(0.31)	$(0.06)	$0.23

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(In Thousands, except for Per Share Data)

	2007	2006
ASSETS
Cash and cash equivalents	$25,372	$26,685
Restricted cash	12,948	11,275
U.S. Treasury Notes	—	5,016
Asset held for sale	—	1,530
Credits in lieu of cash	92,781	106,425
SBA loans held for investment (net of reserve for loan losses of $2,196 and $2,332, respectively)	27,895	27,746
Accounts receivable (net of allowance of $321 and $23, respectively)	3,957	1,568
SBA loans held for sale	360	1,786
Accrued interest receivable	549	519
Investments in qualified businesses—cost method investments	509	542
Investments in qualified businesses—held to maturity debt investments	799	5,301
Prepaid and structured insurance	14,738	17,497
Prepaid expenses and other assets (net of accumulated amortization of deferred financing costs of $1,593 and $832, respectively)	7,932	7,682
Servicing asset (net of accumulated amortization and allowances of $3,160 and $2,081, respectively)	2,718	2,991
Fixed assets (net of accumulated depreciation and amortization of $6,616 and $4,065, respectively)	5,433	4,458
Intangible assets (net of accumulated amortization of $8,775 and $5,919, respectively)	8,829	9,141
Goodwill	12,996	10,575

Total assets	$217,816	$240,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$10,259	$8,509
Notes payable	4,700	10,651
Bank notes payable	22,065	16,391
Deferred revenue	2,032	2,761
Notes payable in credits in lieu of cash	79,085	86,332
Deferred tax liability	17,880	24,428

Total liabilities	136,021	149,072

Minority interest	4,970	4,596

Commitments and contingencies
Shareholders’ equity
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, issued and outstanding 36,081 and 35,479 not including 474 and 583 shares held in escrow and 473 held by an affiliate)	722	710
Additional paid-in capital	56,161	54,949
Retained earnings	20,245	31,464
Treasury stock, at cost (217 and 32 shares)	(303)	(54)

Total shareholders’ equity	76,825	87,069

Total liabilities and shareholders’ equity	$217,816	$240,737

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In Thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Unearned Compensation	Retained Earnings	Number of Shares of Treasury Stock	Treasury Stock	Total
Balance at December 31, 2004	33,873	$677	$52,858	$(2,297)	$25,857	—	$—	$77,095
Issuance of common stock and warrants	701	14	1,577	—	—	—	—	1,591
Deferred compensation relating to restricted stock and restricted stock unit issuances, net of amortization	235	5	455	652	—	—	—	1,112
Cancellation of restricted stock units	—	—	(1,153)	1,153	—	—	—	—
Net income	—	—	—	—	7,727	—	—	7,727

Balance at December 31, 2005	34,809	696	53,737	(492)	33,584	—	—	87,525
Adjustment to number of shares outstanding	(252)	(5)	5	—	—	—	—	—
Issuance of common stock	747	15	1,317	—	—	—	—	1,332
Deferred compensation relating to restricted stock	175	4	178	204	—	—	—	386
Cancellation of restricted stock units	—	—	(118)	118	—	—	—	—
Reclassification of unearned compensation	—	—	(170)	170	—	—	—	—
Purchase of treasury shares	—	—	—	—	—	32	(54)	(54)
Net loss	—	—	—	—	(2,120)	—	—	(2,120)

Balance at December 31, 2006	35,479	710	54,949	—	31,464	32	(54)	87,069
Issuance of common stock	297	6	890	—	—	—	—	896
Deferred compensation relating to restricted stock	215	4	183	—	—	—	—	187
Exercise of stock options	90	2	139	—	—	—	—	141
Purchase of treasury shares	—	—	—	—	—	185	(249)	(249)
Net loss	—	—	—	—	(11,219)	—	—	(11,219)

Balance at December 31, 2007	36,081	$722	$56,161	$—	$20,245	217	$(303)	$76,825

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In Thousands)

	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(11,219)	$(2,120)	$7,727
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Other than temporary decline in value of investments	—	—	395
Amortization of deferred loan origination fees, net	(304)	(284)	(191)
Impairment of assets	120	167	179
Income from tax credits	(5,314)	(15,607)	(36,669)
Deferred income taxes	(6,549)	(613)	6,792
Depreciation and amortization	7,360	6,369	4,549
Provision for loan losses	840	405	2,258
Capitalization of servicing assets	(805)	(744)	(1,757)
Goodwill impairment	162	—	878
Accretion of interest income	(201)	(204)	(175)
Accretion of interest expense	11,756	12,981	12,646
Non cash compensation	548	597	1,453
Minority interest	(326)	(345)	(730)
Equity in earnings of investee	(357)	(128)	(921)
Gain on sale of land and building	—	(308)	—
Gain on sale of asset held for sale	(198)	—	—
Loss on disposal of fixed assets	13	44	—
Loss on sale/forclosure of other real estate owned	252	—	—
Gain on sale/recovery of investments in qualified business	(1,112)	(1,706)	—
Loss on redemption of U.S. Treasury Notes	10	—	—
Premium on repurchase of portfolio	—	44	—
Gain on sale of loans held for investment	(131)	(370)	(305)
Changes in assets and liabilities, net of the effect of business acquisitions:
Loans receivable held for sale:
SBA loans originated for sale	(32,656)	(30,163)	(43,881)
Proceeds from sale of SBA loans	34,082	29,532	44,988
Prepaid and structured insurance	2,959	2,966	(175)
Prepaid expenses, accounts receivable, accrued interest receivable from bank and other assets	652	(436)	(1,426)
Restricted cash	(182)	2,460	—
Accounts payable and accrued expenses and deferred revenues	(1,407)	(656)	(1,475)

Net cash (used in) provided by operating activities	(2,007)	1,881	(5,840)

Cash flows from investing activities:
Investments in qualified businesses	(1,612)	(11,521)	(1,538)
Proceeds from returns on/recoveries of investments in qualified businesses	5,209	11,130	620
Purchase of fixed assets	(3,850)	(2,771)	(3,834)
SBA loans originated for investment	(10,324)	(9,693)	(14,124)
Payments received on SBA loans	6,006	6,315	5,770
Proceeds from sale of SBA loans held for investment	3,138	8,863	8,827
Cash paid for repurchase of loan portfolio	—	(1,214)	—
Proceeds from sale of asset held for sale	1,572	—	—
Change in restricted cash	(1,492)	6,333	5,477
Purchase of customer merchant accounts	(2,544)	(2,861)	(1,148)
Purchase of marketable securities and U.S. Treasury Notes	—	—	(15,073)
Purchases of certificates of deposits	—	—	(4,000)
Proceeds from sale of U.S. Treasury Notes	5,042	—	275
Proceeds from sale of marketable securities and certificates of deposit	—	13,782	—
Proceeds from sale of land and building	—	1,300	—
Proceeds from sale of other real estate owned	687	—	—
Contingent consideration for acquisition	—	(500)	(750)
Return of investment	—	—	820
Acquisition of minority interests resulting in customer merchant accounts	—	(750)	—
Issuance of notes receivable	(186)	—	—
Acquisition of minority interest resulting in goodwill	—	—	(100)
Other	177	(5)	62

Net cash provided by (used in) investing activities	1,823	18,408	(18,716)

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In Thousands)

	2007	2006	2005
Cash flows from financing activities:
Proceeds from issuance of notes payable to certified investors	$—	$—	$32,149
Cash paid for Coverage A (Syndication of Notes)	—	—	(9,893)
Principal payments of note payable-insurance	(4,787)	(3,731)	(2,776)
Repayments of note payable—bank and other	(5,266)	(8,723)	(535)
Proceeds from note payable and other	5,073	209	8,024
Change in restricted cash-relating to NSBF financing	—	—	389
Change in restricted cash-relating to CDS financing	2,050	—	—
Distributions to minority members	(274)	—	—
Redemption of mandatorily redeemable preferred stock	—	—	(1,500)
Debt issuance costs	(232)	—	(707)
Proceeds from SBA Line of Credit	—	—	21,287
Net borrowings (repayments) on bank notes payable	2,410	(4,897)	(27,987)
Purchase of treasury shares	(249)	(54)	—
Net proceeds from option exercise	141	—	—
Net proceeds from issuance of common shares	—	—	505
Other	5	(348)	—

Net cash (used in) provided by financing activities	(1,129)	(17,544)	18,956

Net (decrease) increase in cash and cash equivalents	(1,313)	2,745	(5,600)
Cash and cash equivalents—beginning of year	26,685	23,940	29,540

Cash and cash equivalents—end of year	$25,372	$26,685	$23,940

Supplemental disclosure of cash flow activities:
Cash paid for interest	$2,443	$3,798	$3,035

Cash paid for taxes	$907	$393	$674

Non-cash investing and financing activities:
Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$18,958	$18,657	$16,077

Conversion of note payable to minority interest	$1,000	$—	$—

Shares held in escrow released to former shareholder of subsidiary	$104	$—	$—

Shares issued in connection with legal settlement	$344	$—	$—

Shares issued for payment of executive deferred compensation	$177	$—	$—

Additions to assets and liabilities as a result of consolidation of acquired interests:
Cash	$233	$—	$—
Accounts receivable	3,579	—	—
Prepaid expenses and other assets	94	—	—

Total assets	$3,906	$—	$—

Accounts payable and accrued expenses	$3,127	$—	$—
Notes payable	3,259	—	—

Total liabilities	$6,386	—	—

Goodwill recognized	$2,480	$—	$—

Stock issued in exchange for minority interest	$—	$500	$—

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In Thousands)

	2007	2006	2005
Issuance of notes in partial payment for insurance	$—	$—	$4,000

Building acquired with notes payable	$—	$—	$1,880

Additions to NSBF other real estate owned	$—	$—	$264

Loan issued in connection with the sale of real estate	$—	$—	$576

Stock issued in exchange for minority interest	$—	$500	$—

Acquisition of minority interests resulting in goodwill:
Newtek Business Services common shares issued	$—	$186	$—

CrystalTech Final Purchase Price Allocations to Goodwill:
Additions to customer accounts	$—	$—	$2,082
Additions to intangibles	—	—	560
Additions to furniture and fixtures	—	—	375
Net deductions to goodwill	—	—	(3,258)
Net additions to assets and liabilities	—	—	241

Net effect on purchase price	$—	$—	$—

Contingent consideration for CrystalTech acquisition	$—	$475	$479

NMS-WI purchase of minority interest allocation:
Additions to customer merchant accounts	$—	$1,271	$—
Newtek Business Services common shares issued to minority member	—	(500)	—
Increase in deferred tax liability	—	(771)	—

Net effect on purchase price	$—	$—	$—

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Newtek Business Services, Inc. (“Newtek”) is a holding company for several wholly- and majority-owned subsidiaries, including 15 certified capital companies which are referred to as Capcos, and several portfolio companies in which the Capcos own non-controlling or minority interests. The Company provides a “one-stop-shop” of business services to the small-and medium-sized business market and uses state of the art web-based proprietary technology to be a low cost acquirer and provider of products and services. The Company partners with companies, credit unions, and associations to offer its services.

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

The consolidated financial statements of Newtek Business Services, Inc., its Subsidiaries and FIN 46 consolidated entities, (Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities”), (the “Company” or “Newtek”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and include all wholly- and majority-owned subsidiaries, and several portfolio companies in which the Capcos own non-controlling minority interest in, or those which Newtek is considered to be the primary beneficiary of (as defined under FIN 46 and FIN 46R). All inter-company balances and transactions have been eliminated in consolidation. Currently, the Company is absorbing losses attributable to certain of its minority interest holders. Once these entities return to profitability, the losses will be restored to the Company prior to allocation of profits to all minority holders.

All financial information included in the tables in the following footnotes are stated in thousands.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are complete. The most significant estimates are with respect to valuation of investments in qualified businesses, asset impairment valuation, allowance for loan losses, valuation of servicing assets, chargeback reserves and tax valuation allowances. Actual results could differ from those estimates.

Revenue Recognition

The Company operates in a number of different segments. Such revenues are recognized as services are rendered and are summarized as follows:

Electronic payment processing revenue: Electronic payment processing and fee income is derived from the electronic processing of credit and debit card transactions that are authorized and captured through third-party networks. Typically, merchants are charged for these processing services on a percentage of the dollar amount of each transaction plus a flat fee per transaction. Certain merchant customers are charged miscellaneous fees, including fees for handling chargebacks or returns, monthly minimum fees, statement fees and fees for other miscellaneous services. In accordance with Emerging Issues Task Force, (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, revenues derived from the electronic processing of MasterCard® and Visa® sourced credit and debit card transactions are reported gross of amounts paid to sponsor banks.

The Company also derives revenues from acting as independent sales offices (“ISO”) for third-party processors (“residual revenue”) and from the sale of credit and debit card devices. Residual revenue is recognized monthly, based on contractual agreements with such processors to share in the residual income derived from the underlying merchant agreements. Revenues derived from sales of equipment are recognized at the time of shipment to the merchant.

Web hosting revenue: Web hosting revenues are primarily derived from monthly recurring service fees for the use of its web hosting and software support services. Customer set-up fees are billed upon service initiation and are recognized as revenue over the estimated customer relationship period of 2.5 years. Payment for web hosting and related services is generally received one month to three years in advance. Deferred revenues represent customer prepayments for upcoming web hosting and related services.

Income from tax credits: Following an application process, a state will notify a company that it has been certified as a Capco. The state then allocates an aggregate dollar amount of tax credits to the Capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the Capco. The Capco is legally entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements and corresponding non-recapture percentages. At December 31, 2007, the Company had Capcos in seven states and the District of Columbia. Each statute requires that the Capco invest a threshold percentage of Certified Capital in Qualified Businesses within the time frames specified. As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco program. Such a disqualification, or “decertification” as a Capco results in a recapture of all or a portion of the allocated tax credits; the proportion of the recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks.

As the Capco continues to make its investments in Qualified Businesses and, accordingly, places an increasing proportion of the tax credits beyond recapture, it earns an amount equal to the non-recapturable tax credits and records such amount as “income from tax credits”, with a corresponding asset called “credits in lieu of cash”, in the accompanying consolidated balance sheets. The amount earned and recorded as income is determined by multiplying the total amount of tax credits allocated to the Capco by the percentage of tax credits immune from recapture (the earned income percentage) under the state statute. To the extent that the investment requirements are met ahead of schedule, and the percentage of non-recapturable tax credits is accelerated, the present value of the tax credit earned is recognized currently and the asset, credits in lieu of cash, is accreted up to the amount of tax credits available to the Certified Investors. If the tax credits are earned before the state is required to make delivery (i.e., investment requirements are met ahead of schedule, but credits can only be used by the certified investor in a future year), then the present value of the tax credits earned are recorded upon completion of the requirements, in accordance with Accounting Principles Board Opinion No. 21. The receivable (called “credits in lieu of cash”) is accreted to the annual deliverable amount which can then be delivered to the insurance company investors in lieu of cash interest. Delivery of the tax credits to the Certified Investors results in a decrease of the receivable and the notes payable in credits in lieu of cash.

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

Sales and Servicing of SBA Loans: The Company originates loans to customers under the SBA program that generally provides for SBA guarantees of 50% to 85% of each loan, subject to a maximum guaranteed amount. The

Company sells the guaranteed portion of each loan to a third party and generally retains the unguaranteed principal portion in its own portfolio. A gain is recognized on these loans through collection on sale of a premium over the adjusted carrying value. Commencing on January 1, 2007, gain on sale of the guaranteed portion of the loans is recognized at the date of settlement, under the terms of Statement of Financial Accounting Standards (“SFAS”) No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” and are recorded as a component of servicing fee and premium income in the accompanying consolidated statements of operations. Prior to January 1, 2007, gain on sale of the guaranteed portion of loans was recognized under the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” a replacement of FASB Statement No. 125.

In each loan sale, the Company retains servicing responsibilities and receives servicing fees of a minimum of 1% of the guaranteed loan portion sold. The Company is required to estimate its servicing compensation in the calculation of its servicing asset. The purchasers of the loans sold have no recourse to the Company for failure of customers to pay amounts contractually due.

In accordance with SFAS No. 156, upon sale of the loans to third parties, the Company separately recognizes at fair value any servicing assets or servicing liabilities first, and then allocates the previous carrying amount between the assets sold and the interests that continue to be held by the transferor (the unguaranteed portion of the loan) based on their relative fair values at the date of transfer. The difference between the proceeds received and the allocated carrying value of the financial assets sold is recognized as a gain on sale of loans.

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

Each class of servicing assets and liabilities are subsequently measured using either the amortization method or the fair value measurement method. The amortization method, which the Company has chosen to continue applying to its servicing asset, amortizes the asset in proportion to, and over the period of, the estimated future net servicing income on the underlying sold portion of the loans (guaranteed) and assesses the servicing asset for impairment based on fair value at each reporting date. In the event future prepayments are significant or impairments are incurred and future expected cash flows are inadequate to cover the unamortized servicing assets, additional amortization or impairment charges would be recognized. The Company uses an independent valuation specialist to estimate the fair value of the servicing asset.

In evaluating and measuring impairment of servicing assets, the Company stratifies its servicing assets based on the year of the loan and loan term which are key risk characteristics of the underlying loan pools. The fair value of servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that the Company believes market participants would use for similar assets. If the Company determines that the impairment for a stratum is temporary, a valuation allowance is recognized through a charge to current operations for the amount the unamortized balance exceeds the current fair value. If the fair value of the stratum were to later increase, the valuation allowance may be reduced as a recovery. However, if the Company determines that an impairment for a stratum is other than temporary, the value of the servicing asset and any related valuation allowance is written down.

Interest and Small Business Administration (“SBA”) Loan Fees—SBA Loans: Interest income on loans is recognized as earned. Loans are placed on non-accrual status if they are 90 days past due with respect to principal or interest and, in the opinion of management, interest or principal on individual loans is not collectible, or at such earlier time as management determines that the collectibility of such principal or interest is unlikely. Such loans are designated as impaired non-accrual loans. All other loans are defined as performing loans. When a loan is designated as non-accrual, the accrual of interest is discontinued, and any accrued but uncollected interest income is reversed and charged against current operations. While a loan is classified as non-accrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding.

The Company passes certain expenditures it incurs to the borrower, such as forced placed insurance, insufficient funds fees, or fees it assesses, such as late fees, with respect to managing the loan. These expenditures are recorded when incurred. Due to the uncertainty with respect to collection of these passed through expenditures or assessed fees, any funds received to reimburse the Company are recorded on a cash basis as other income.

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

Other income: Other income represents revenues derived from operating units that cannot be aggregated with other business segments. In addition, other income represents one-time recoveries or gains on qualified investments. Revenue is recorded when there is pervasive evidence of an agreement, the related fees are fixed, the service, and or product has been delivered, and the collection of the related receivable is assured.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company has bank balances in excess of the $100,000 of depository insurance provided by the Federal Deposit Insurance Corporation (FDIC).

Restricted Cash

Restricted cash includes cash collateral relating to a letter of credit; monies due on loan related remittances and insurance premiums received by the Company and due to third parties; cash held by the Capcos restricted for use in managing and operating the Capco, making qualified investments and for the payment of income taxes; and a cash account maintained as a reserve against chargeback losses.

Investments

U.S. Treasury Notes and Marketable Securities

The Company accounts for U.S. Treasury notes and other marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase. The Company invests excess cash not required for use in operations primarily in high credit quality securities that the Company believes bear minimal risk. These investments include money market funds. The Company has not experienced any losses due to institutional failure or bankruptcy. In determining the cost basis, the Company accounts for the realized gains and losses on the sale of its available-for-sale securities, using the specific identification or average cost method, based on the nature of the securities. Realized gains and losses are included in other income (expense) in the accompanying consolidated statements of operations. As of December 31, 2007, all of the Company’s investments in marketable securities were sold.

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

Equity Method. Investees that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee’s Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee, including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the investee. Under the equity method of accounting, an investee’s accounts are not reflected within the Company’s consolidated financial statements, however, the company’s share of the earnings or losses of the investee is reflected in the Company’s consolidated financial statements.

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

The Company’s debt and equity investments have substantially been made with funds available to Newtek through the Capco programs. These programs generally require that each Capco meet a minimum investment benchmark within five years of initial funding. In addition, any funds received by a Capco as a result of a debt repayment or equity return may, under the terms of the Capco programs, be reinvested and counted towards the Capcos’ minimum investment benchmarks.

SBA Loans Held for Investment

Loans receivable held for investment are reported at their outstanding unpaid principal balances adjusted for charge-offs, net deferred loan origination costs and the allowance for loan losses.

Allowance for SBA Loan Losses

The Company measures loan impairment in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan—an Amendment of FASB Statements No. 5 and 15” and No. 118 “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures—an Amendment of FASB Statement No. 114.” The valuation allowance for loan impairment is maintained as part of the allowance for loan losses.

The allowance for loan losses is established by management through provisions for loan losses charged against income. Amounts deemed to be uncollectible are charged against the allowance for loan losses and subsequent recoveries, if any, are credited to the allowance. The amount of the allowance for loan losses is inherently subjective, as it requires making material estimates which may vary from actual results. The loans acquired from Commercial Capital Corporation in December 2002, which are more seasoned than those originated by the Company, comprise 17% of total loans held for investment as of December 31, 2007. Other portfolio characteristics, such as industry concentrations and loan collateral, which also impact management’s estimates of the allowance for loan losses, have also changed since the acquisition. The changing nature of the portfolio and the limited past loss experience on the newly originated portfolio has resulted in management’s estimates of the allowance for loan losses being based more on subjective factors, as noted below, and less on empirically derived loss rates.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Other factors considered by management in determining impairment include payment status and collateral value. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The Company’s charge-off policy is based on a loan-by-loan review for which the estimated uncollectible portion of nonperforming loans is charged off against the corresponding loan receivable and the allowance for possible loan losses.

SBA Loans Held For Sale

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors.

Loans receivable held for sale are sold with the servicing rights retained by the Company. Gains on sales of loans are recognized based on the difference between the selling price and the carrying value of the related loans sold. Unamortized net deferred loan origination costs are recognized as a component of gain on sale of loans. According to the SBA Rules and Regulations guideline 1086, and in accordance with the Terms and Conditions of the Trade Advice in connection with selling the guaranteed portion of loans originated, if the borrower prepays in excess of 20% of the guaranteed portion of the loan or if the borrower defaults on any scheduled note payment date within 90 days of settlement date, the Company is obligated to return any unamortized premium received for the guaranteed portion of the loan. However, based on management’s best estimate and considering historical prepayment performance of the loan portfolio, the Company has taken the position that the premium is fully recognized at date of settlement, and a provision against the premium is not required at the time of the sale.

Fixed Assets

Fixed assets, which are comprised of furniture and fixtures and computer office equipment, land, building and improvements are stated at cost, less accumulated depreciation and amortization. Depreciation of fixed assets is provided on a straight-line basis using estimated useful lives of the related assets. Amortization of leasehold improvements is provided on a straight-line basis using the lesser of the useful life of the asset or lease term. Useful lives of assets are: computer software, website development, and servers and storage (three years), computer and office equipment and furniture and fixtures (generally three to five years).

Software and Website Development Costs

The Company capitalizes its web site development costs, online application system, referral system and other proprietary systems and computer software costs consistent with the provisions of EITF Issue 00-02, “Accounting for Web Site Development Costs” and Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Costs incurred during the preliminary project stage are expensed as incurred, while application stage projects are capitalized. The latter costs are typically employee and/or consulting services directly associated with the development of the internal use computer software. Software and website costs are included in fixed assets in the accompanying consolidated balance sheets. Amortization commences once the software is ready for its intended use and is amortized using the straight-line method over the estimated useful life, typically three years.

Deferred Financing Costs

Deferred financing costs are being amortized under the straight-line method over the terms of the related indebtedness, which approximates the effective interest method and included in depreciation and amortization in the accompanying consolidated statements of operations.

Long-Lived Assets

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value. The determination of future cash flows as well as the estimated fair value of long-lived assets involves significant estimates on the part of management. In order to estimate the fair value of a long-lived asset, the Company may engage a third party to assist with the valuation. If there is a material change in economic conditions or other circumstances influencing the estimate of future cash flows or fair value, the Company could be required to recognize impairment charges in the future.

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

Chargebacks and Other Contingencies

The Company records reserves for chargebacks and contingent liabilities when such amounts are deemed to be probable and estimable in accordance with SFAS No. 5, “Accounting for Contingencies”. The required reserves may change in the future due to new developments, including, but not limited to, changes in litigation or increased chargeback exposure as the result of merchant insolvency, liquidation, or other reasons. The required reserves are reviewed periodically to determine if adjustments are required.

Stock—Based Compensation

The Company applies SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model at the date of grant.

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

Under the accounting treatment used through December 31, 2005, the net income for the year ended December 31, 2005 does not include any compensation charges related to options granted to employees. The following table illustrates the proforma effect on net income and income per share assuming the Company had applied the fair value recognition provisions of SFAS 123 instead of the intrinsic value method under APB 25 to stock—based employee compensation for the year ended December 31, 2005:

Stock Compensation (In thousands, except Per Share Data)	2005
Net income, as reported	$7,727
Add: Total stock based employee compensation expense recognized, net of related tax effects	717
Deduct: Pro forma stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,622)

Pro forma net income	$6,822

Earnings per share:
Basic—as reported	$.23

Basic—pro forma	$.20

Diluted—as reported	$.23

Diluted—pro forma	$.20

Proforma stock compensation expense above is the estimated fair value of options granted over the vesting period. For 2005 the weighted average fair value of each option granted is estimated on the date of grant using the Black Scholes model with the following assumptions: expected volatility of 43-85%, risk-free interest rate of 1.61% to 6.15%, respectively, expected dividends of $0 and expected terms of 1-6 years. The Company based the expected volatility assumption on the historical volatility of our common stock. The expected term of options granted represents the period of time that options are expected to be outstanding. The Company estimated the expected term of stock options and expected forfeiture rates by using historical exercise and employee forfeiture experiences. The risk free interest rate for the year ended December 31, 2005 is based on the U.S. Treasury note rate on the day of grant corresponding to the expected term. The Company has never paid a dividend, and is not expected to pay a dividend in the foreseeable future, therefore the dividend yield is assumed to be zero.

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

Accounting for Uncertainty in Income Taxes

The FASB has issued Interpretation No. 48 (FIN-48), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”. FIN-48 recognizes that the ultimate deductibility of positions taken or expected to be taken on tax returns is often uncertain. It provides guidance on when tax positions claimed by an entity can be recognized (recognition) and guidance on the dollar amount at which those positions are recorded (measurement). In order to recognize the benefits associated with a tax position taken (i.e., generally a deduction on a corporation’s tax return), the entity must conclude that the ultimate allowability of the deduction is more likely than not. If the ultimate allowability of the tax position exceeds 50% (i.e., it is more likely than not), the benefit associated with the position is recognized at the largest dollar amount that has more than a 50% likelihood of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and recognized in accordance with FIN-48 will generally result in (1) an increase in income taxes currently payable or a reduction in an income tax refund receivable or (2) an increase in a deferred tax liability or a decrease in a deferred tax asset, or both (1) and (2).

FIN-48 also provides guidance on:

•	Derecognizing the benefits associated with a recognized tax position where subsequent events indicate that it is not more likely than not that the entity will benefit from the tax position taken

•	Classification of financial statement elements that result from recognizing benefits associated with uncertain tax positions

•	Treatment of interest and penalties related to uncertain tax positions

•	Accounting for uncertain tax positions in interim periods

•	Disclosure and transition

FIN-48 is effective for fiscal years beginning after December 15, 2006.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with major financial institutions and at times, cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation (FDIC) insured limits.

For the years ended December 31, 2007 and 2006, no single customer accounted for 10% or more of the Company’s revenue or of total accounts receivable.

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

The methods and assumptions used to estimate fair values are set forth in the following paragraphs for each major grouping of the Company’s financial instruments.

The carrying values of the following balance sheet items approximate their fair values primarily due to their liquidity and short-term or adjustable-yield nature:

•	Cash and cash equivalents

•	Bank notes payable

•	Accrued interest receivable and payable

The carrying values of accounts payable and accrued expenses approximate fair value because of the short-term maturity of these instruments. The carrying value of investments in qualified businesses, servicing assets, loans receivable, prepaid and structured insurance, notes payable, credits in lieu of cash, and notes payable in credits in lieu of cash approximate fair value based on management’s estimates.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not completed an analysis as to the impact of this statement on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is exploring adoption of SFAS 159 in connection with the accounting for the Capco segment operations commencing January 1, 2008. If adopted and applied by the Company to certain financial instruments in the Capco segment, SFAS 159 will have a material non-cash effect on the Company’s consolidated statement of operations and financial position. The Company expects that adoption will result in a decrease in future non-cash losses associated with the Capco segment and a one-time reduction of the Company’s retained earnings.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of SFAS No. 141 (R) and SFAS No. 160 to have a material impact on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 3—DIVESTITURE:

In October 2006, the Company decided to discontinue one of its businesses in it’s “All Other” segment—Phoenix Development Group, LLC, which provided services to, and reconstruction of, New Orleans, primarily in the form of temporary housing and related services. The results of this business have been included in discontinued operations in the consolidated statement of operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Summarized results of the Company’s discontinued operations for the years ended December 31, 2007, 2006 and 2005 are as follows (In thousands):

	2007	2006	2005
Total revenues	$380	$2,254	$929
Total expenses	(1,140)	(1,424)	(378)

(Loss) income before benefit (provision) for income taxes	(760)	830	551
Benefit (provision) for income taxes	270	(322)	(245)

Net (loss) income from discontinued operations	$(490)	$508	$306

The properties were sold in February and March 2007. Gross proceeds from the sales and insurance recoveries were $1,572,000, and the gain on the sale was $198,000.

NOTE 4—MARKETABLE SECURITIES:

The following is a summary of marketable securities as of December 31, 2007 and 2006 (cost approximated fair value in 2006) (In thousands):

Type	Fair Value at December 31, 2007	Fair Value at December 31, 2006
Debt:
U.S. Treasury Notes	$—	$5,016

NOTE 5—CREDITS IN LIEU OF CASH:

Following is a summary of the credits in lieu of cash balance as of December 31, 2007 and 2006 (In thousands):

	2007	2006
Balance, beginning of year	$106,425	$109,475
Add: Credits earned	5,314	15,607
Less: Deliveries made	(18,958)	(18,657)

Balance, end of year	$92,781	$106,425

NOTE 6—SBA LOANS:

SBA loans are primarily concentrated in the hotel and motel, and restaurant industries, as well as geographically in Florida. The components of SBA loans held for investment, net, as of December 31, 2007 and 2006 are as follows (In thousands):

	2007	2006
Gross loans receivable	$31,924	$31,727
Less: Allowance for loan losses	(2,196)	(2,332)
Less: Deferred origination fees, net	(1,833)	(1,649)

Total	$27,895	$27,746

The contractual maturities of SBA loans held for investment are as follows (In thousands):

	2007	2006
Due in one year or less	$64	$15
Due between one and five years	1,392	1,585
Due after five years	30,468	30,127

Total loans receivable, gross	$31,924	$31,727

All loans are priced at the Prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with the Company. As of December 31, 2007 and 2006, net SBA loans receivable held for investment with adjustable interest rates totaled $25,806,000 and $28,601,000, respectively.

For the years ended December 31, 2007 and 2006, the Company funded $43,468,000 and $40,161,000 in loans and sold approximately $34,277,000 and $29,532,000 of the guaranteed portion of the loans, respectively.

As of December 31, 2007, $31,762,000 of SBA loans are pledged as collateral against the current outstanding balance on the Company’s line of credit in addition to all other assets of NSBF.

The outstanding balances of loans past due 90 days or more and still accruing interest as of December 31, 2007 and 2006 totaled $273,000 and $516,000, respectively.

Loans by industry and geographic concentration that accounted for more than 5% of the outstanding gross loans receivable held for investment balance as of December 31, 2007 and 2006 were as follows (In thousands):

	2007		2006
Industry
Hotels and motels	$4,575		$5,883
Restaurants	4,881		4,681

State
Florida	$8,992		$7,835
Texas	2,532		2,867
New York	2,359		3,125
New Jersey	1,686		811	*
California	1,364	*	1,718

(*)	Amount shown for comparative purposes and represents less than 5%.

Below is a summary of the activity in the allowance for loan losses for the years ended December 31, 2007 and 2006 (In thousands):

	2007	2006
Balance, beginning of year	$2,332	$2,304
Provision for loan losses	840	405
Loans charged-off	(1,001)	(465)
Recoveries	25	88

Balance, end of year	$2,196	$2,332

At December 31, 2007 and 2006, total impaired non-accrual loans amounted to $5,550,000 and $5,293,000, respectively. For the years ended December 31, 2007 and 2006, average balance of impaired non-accrual loans was $5,637,000 and $4,507,000, respectively. Approximately $1,008,000 and $1,036,000 of the allowance for loan losses were allocated against such impaired non-accrual loans, respectively, in accordance with SFAS No. 114.

Had interest on these impaired non-accrual loans been accrued, such interest would have totaled $602,000 and $437,000 for 2007 and 2006, respectively. Interest income, which is recognized on a cash basis, related to the impaired non-accrual loans for the years ended December 31, 2007 and 2006, was not material.

In 2007, the Company sold $2,909,000 of loans previously classified as held for investment for aggregate proceeds of $3,043,000. Gross realized gains of $134,000 have been recorded as premium income in the accompanying consolidated statements of operations. Also included in premium income in 2007 is $211,000 representing the allocated portion of the remaining deferred loan origination costs.

In 2006, the Company sold $7,324,000 of loans previously classified as held for investment for aggregate proceeds of $7,650,000. Gross realized gains of $326,000 have been recorded as premium income in the accompanying consolidated statements of operations. Also included in premium income in 2006 is $355,000 representing the allocated portion of the remaining deferred loan origination costs.

NOTE 7—INVESTMENTS IN QUALIFIED BUSINESSES:

The following table is a summary of investments as of December 31, 2007, shown separately between their debt and equity components, and a summary of the activity for the years ended December 31, 2007 and 2006 (In thousands):

HELD TO MATURITY DEBT INVESTMENTS

Name of Investment	Original Amount	Balance at December 31, 2007	Interest Rate	Maturity Date
Bidco Loans (SBA participations)	N/A	$91	Various	Various
Autotask	500	408	Prime	December 2011
Whiteline Boats, LLC	50	50	2.0% monthly	January 2010
AQ2 Technologies, LLC	250	250	10%	October 2010

Total		$799

	2007	2006
Principal Outstanding, beginning of year	$5,301	$3,596
Debt investments made	1,607	10,732
Return of principal, net of recoveries	(4,059)	(9,027)
Consolidation of CDS pursuant to FIN 46R	(2,050)	—

Principal Outstanding, end of year	$799	$5,301

COST INVESTMENTS

Name of Investment	Original Amount	Balance at December 31, 2007	Ownership %
Autotask	$5	$5	<1%
Pinnacle	50	4	5%
Smart Pill	500	500	<1%

Total	$555	$509

	2007	2006
Total cost investments, beginning of year	$542	$150
Cost investments made	5	789
Return of principal	(38)	(397)

Total cost investments, end of year	$509	$542

The Company has not guaranteed any obligation of these investees, and the Company is not otherwise committed to provide further financial support for the investees. However, from time-to-time, the Company may decide to provide such additional financial support which, as of December 31, 2007 was zero. Should the Company determine that an impairment exists upon its periodic review, and it is deemed to be other than temporary, the Company will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the Consolidated Statements of Operations.

NOTE 8—PREPAID AND STRUCTURED INSURANCE:

On November 19, 1998, WA purchased a structured insurance product covering a ten-year period (the “Capco Policy”) from an AA+ rated international insurance company (the “insurer”). This insurance provides for (i) the repayment, on the maturity date, of the note payable issued by WA to the Certified Investors in connection with the capitalization of WA (“Note”) (“Coverage A”) and (ii) the loss or recapture of the state tax credits delivered to the Certified Investors (“Coverage B”). Notwithstanding the insurer’s obligation, WA (the only Newtek Capco with such an obligation) remains primarily liable for repayment of the Note. Premiums for the Capco policy have been paid in full at inception and the Capco policy is non-cancelable. The Capco paid a total of $1,806,000 for the Capco Policy. The costs of Coverage A and B were $1,648,000 and $158,000, respectively. Under Coverage A, the insurer is required to pay the principal amount of the Note, $2,674,000, on the maturity date in June 2008. Accordingly, the Company has recorded the Coverage A payment as an asset, called “structured insurance product”, and has been increasing the recorded amount through an accretion to interest income. For each of the years ended December 31, 2007, 2006 and 2005 the Company recorded $128,000, $106,000 and $103,000 as interest income.

At the June 2008 Note maturity date, the asset balance will be $2,674,000, the insurer will pay the Certified Investors, and the Company will reverse this asset balance in full with a corresponding reversal of the Note balance. As of December 31, 2007 and 2006, the balance on this note was $2,609,000 and $2,481,000, respectively.

On May 10, 2000, in conjunction with a supplemental funding, WA purchased another structured insurance product, or Capco Policy, covering an eight-year period, from an AA+ rated international insurance company. This insurance provides for the same terms and conditions as the aforementioned initial insurance product as described above. The Company paid a total of $821,000 for this additional Capco Policy. The costs of Coverage’s A and B were $661,000 and $160,000, respectively. Under Coverage A, the insurer is required to pay the principal amount of the Note, $1,136,000, on the maturity date in June 2008. For each of the years ended December 31, 2007, 2006 and 2005, the Company recorded $72,000, $33,000 and $58,000 as interest income, respectively. At the June 2008 Note maturity date, the asset balance will be $1,136,000, the insurer will pay the Certified Investors, and the Company will reverse this asset balance in full with a corresponding reversal of the Note balance. As of December 31, 2007 and 2006, the balance on this note was $1,108,000 and $1,036,000, respectively.

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

For all Capcos (including WA), the Company has also purchased (which in some cases has been financed through loans) Coverage B insurance which provides for the payment of cash in lieu of tax credits in the event the Capco becomes decertified. The Capcos remain primarily liable for the requirement to deliver tax credits (or make cash payments in lieu of tax credits not delivered). The amount paid for Coverage B has been recorded as prepaid insurance and is being amortized to expense over the life of the Capco Policy. The prepaid insurance balance of $11,021,000 and $13,980,000 at December 31, 2007 and 2006 is comprised solely of the unamortized cost of Coverage B insurance.

The Company is primarily liable for the cash payments expected to be made by the insurer for the WA note payable only.

The Company’s Coverage B purchases and related amortization are summarized as follows and are included in Prepaid and Structured Insurance balances on the consolidated balance sheets as of December 31, 2007 and 2006 (In thousands):

	2007	2006
Balance, beginning of year	$13,980	$16,946
Amortization of prepaid insurance	(2,959)	(2,966)

Balance, end of year	$11,021	$13,980

All Capcos receive funding from the Certified Investors from the sales of notes, warrants or Company stock in an amount equal to or greater than the tax credits issued to the Capco. Regardless of the accounting treatment of the Capco insurance, the Certified Investors investment of certified capital in the Capcos equals the amount of tax credits they received.

NOTE 9—SERVICING ASSET:

The Company reviews capitalized servicing rights for impairment. This review is performed based on risk strata, which are determined on a disaggregated basis given the predominant risk characteristics of the underlying loans. The predominant risk characteristics are loan terms and year of loan origination.

The following summarizes the activity pertaining to servicing assets for the years ended December 31, 2007 and 2006 (In thousands):

	2007	2006
Balance, beginning of year	$3,252	$3,376
Servicing assets capitalized	806	744
Servicing assets amortized	(959)	(868)

Balance, end of year	3,099	3,252

Reserve for impairment of servicing assets:
Balance, beginning of year	(261)	(179)
Additions	(120)	(82)

Balance, end of year	(381)	(261)

Balance, end of year	$2,718	$2,991

For the years ended December 31, 2007, 2006 and 2005, servicing fees received on the Company’s SBA 7(a) originated portfolio totaled $1,739,000, $1,932,000 and $1,950,000, respectively. The Company also performs servicing functions on loans originated by other SBA lenders. The Company does not retain any risk on such portfolios and earns servicing fees based upon a mutually negotiated fee per loan. The total servicing fee income recognized for loans serviced for others in 2007 was $210,000. There was no income of this nature in 2006 or 2005.

The estimated fair value of capitalized servicing rights was $2,718,000 and $2,991,000 at December 31, 2007 and 2006, respectively. The estimated fair value of servicing assets at December 31, 2007 was determined using a discount rate of 11.2%, weighted average prepayment speeds ranging from 1% to 23%, depending upon certain characteristics of the loan portfolio, weighted average life of 3 years, and an average default rate of 4.9%. The estimated fair value of servicing assets at December 31, 2006 was determined using a discount rate of 13.3%, weighted average prepayment speeds ranging from 1% to 23%, depending upon certain characteristics of the loan portfolio, weighted average life of 3.3 years, and an average default rate of 3%. The Company uses an independent valuation specialist to estimate the fair value of the servicing asset.

The unpaid principal balances of loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $155,182,000 and $163,277,000 as of December 31, 2007 and 2006, respectively.

Amortization of servicing assets for the year ended December 31, 2005 on the accompanying consolidated statements of operations included a cumulative adjustment of approximately $184,000 (a reduction of amortization expenses) due to a change in the Company’s amortization method. Although this adjustment relates to prior periods, the amount of the adjustment attributable to any prior year would not have been material to the Company’s financial condition or results of operations as reported for that year.

NOTE 10—FIXED ASSETS:

The Company’s fixed assets are comprised of the following at December 31, 2007 and 2006 (In thousands):

Computer and office equipment	$3,128	$2,377
Furniture and fixtures	552	492
Leasehold improvements	301	183
Computer software and website	1,506	1,377
Computer servers & storage	6,562	4,094

	12,049	8,523
Accumulated depreciation and amortization	(6,616)	(4,065)

Net fixed assets	$5,433	$4,458

Depreciation and amortization expense for fixed assets for the years ended December 31, 2007, 2006 and 2005 was $2,742,000, $2,333,000 and $1,452,000, respectively.

NOTE 11—GOODWILL AND OTHER INTANGIBLES:

The net carrying value of goodwill as of December 31, 2007 and 2006 by segment is as follows (In thousands):

	2007	2006
Electronic Payment Processing	$3,004	$3,004
Webhosting	7,203	7,203
Capco	206	368
Corporate activities	103	—
All Other	2,480	—

Total goodwill	$12,996	$10,575

In January 2007, the Company consolidated one of its qualified investments, CDS Business Services, Inc. (“CDS”) under the provisions of FIN 46 (R). At the time of consolidation, the opening balance sheet of CDS was as follows (inclusive of intercompany accounts):

(In thousands):
Cash	$233
Restricted cash	2,050
Accounts receivable, net	3,579
Prepaid expenses and other assets	94
Intangible assets, net	800

Total assets	6,756

Accounts payable and accrued expenses	3,127
Notes payable	6,109

Total liabilities assumed	$9,236

The difference between the assets and liabilities, or $2,480,000, has been recorded as goodwill.

Other intangible assets as of December 31, 2007 and 2006 are comprised of the following (In thousands):

	2007	2006
Customer merchant accounts	$16,167	$13,745
Trade name (indefinite lived)	550	550
Established book of business	186	186
Developed technologies	466	466
Non compete agreements	18	18
Other	95	95

	17,482	15,060
Accumulated amortization	(8,653)	(5,919)

Net intangible assets	$8,829	$9,141

The increase in the gross carrying amount of Other Intangibles is mainly due to the purchase of customer merchant accounts during 2007 of approximately $2,500,000.

Customer accounts are being amortized over a 55 to 66 month period. Other intangibles (excluding the tradename which has an indefinite life and is subject to impairment review), are being amortized over a period ranging from 18 to 36 months. Total amortization expense included in the accompanying consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 was $2,856,000, $2,337,000 and $2,113,000, respectively.

Total expected amortization expense for the next five fiscal years and thereafter are as follows (In thousands):

December 31,	Customer Accounts	Other Intangibles
2008	$2,947	$4
2009	2,115	3
2010	1,421	—
2011	1,242	—
2012	511	—
Thereafter	36	—

	$8,272	$7

Based upon the Company’s performance of the impairment tests using the fair value approach of the discounted cash flow method, the Company determined that goodwill impairments of $162,000, $0 and $878,000, all of which relates to the Company’s Capco segment, was incurred for the years ended December 31, 2007, 2006 and 2005, respectively, and has recorded this charge in the accompanying consolidated statements of operations. For the year ended December 31, 2006, the Company also determined an impairment related to its customer merchant accounts of $85,000 and recorded this charge in the accompanying consolidated statements of operations.

NOTE 12—NOTES PAYABLE:

Notes payable consist of the following as of December 31, 2007 and 2006 (In thousands):

	2007	2006
Notes payable – Certified investors	$3,968	$3,923
Notes payable – AI credit	732	5,519
Notes payable – TICC	—	1,000
Other	—	209

	$4,700	$10,651

Certified investors:

In June 1998 WA issued a note and a warrant to a Certified Investor for a total amount of $2,674,000. The Capco’s interest obligations under the note are as described in Note 14.

Of the total proceeds, the Company allocated $2,609,000 to the note and $65,000 to the warrant. The Company initially recorded the note at $2,609,000 and has been increasing such amount via an accretion to interest expense. For each of the years ended December 31, 2007, 2006 and 2005, the Company recorded $274,000 of interest expense for such accretion. The interest rate on this note is 10%. At the maturity date in June 2008, the note balance will be $2,674,000 and the Insurer will pay such amount to the Certified Investor.

In May 2000, WA issued an additional note to a Certified Investor for total proceeds of $1,252,000. This note has been recorded at its face amount of $1,136,000, which is the amount payable at maturity in 2008. For the years ended December 31, 2007, 2006 and 2005, the Company recorded $151,000, $146,000 and $143,000 of interest expense for such accretion. The interest rate on this note is 10%. The excess of the proceeds over the face amount, or $116,000, is being amortized to income over the term of the note.

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

In 2008, this amount will be increased by interest expense accretion of $223,000 and reduced by deliveries of $4,191,000. As discussed in Note 8, at the June 2008 Note maturity date, the insurer will pay the Certified Investors, and the Company will reverse this liability balance in full with a corresponding reversal of the Structured Insurance Product balance.

AI Credit:

Several Capcos borrowed funds from a finance company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of the Capco. Below is a summary of Capcos with outstanding balances as of December 31, 2007 and 2006 (In thousands):

Capco	Original Principal	Interest Rate	Balance Outstanding at December 31, 2007:	Balance Outstanding at December 31, 2006:	Maturity Date
WDC	$2,500	7.65%	$—	$1,800	N/A
WNYIV	750	7.90%	—	542	N/A
WTX	3,000	8.65%	—	2,177	N/A
WNYV	1,000	9.65%	732	1,000	November 2008

	$7,250		$732	$5,519

Total interest expense on the above notes for the years ended December 31, 2007, 2006 and 2005 was $182,000, $713,000, and $598,000. Total accrued interest as of December 31, 2007 and 2006 was $52,000 and $264,000 and is included in accounts payable and accrued expenses in the consolidated balance sheet.

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

TICC:

In October 2007, CrystalTech repaid the outstanding balance of the note payable to TICC for $1,000,000 in principal plus accrued interest of approximately $14,000. In conjunction with the payoff, the Company expensed the remaining capitalized closing costs associated with the TICC note of approximately $90,000 during the quarter ended September 30, 2007. Total amortization expense included in depreciation and amortization in the accompanying consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 was $225,000, $141,000 and $65,000, respectively. Interest expense for the years ended December 31, 2007, 2006 and 2005 totaled $97,000, $484,000 and $679,000, respectively, on this note.

Other:

In January 2006, a subsidiary of the Company consolidated under FIN 46R, borrowed $209,000 from Gulf Coast Bidco. The loan called for one payment of principal on January 20, 2009 and was guaranteed by a principal of Phoenix Development. Interest on the note was 10% for the term of the loan. The loan could be prepaid without any penalty at any time and was paid in full in March 2007.

NOTE 13—BANK NOTES PAYABLE (LINES OF CREDIT):

In September 2005, NSBF closed a three year, $75,000,000 senior revolving loan transaction with General Electric Capital Corp. (“GE”). This new facility is primarily utilized to originate and warehouse the guaranteed and unguaranteed portions of loans under the SBA 7(a) loan program and for other working capital purposes. In February 2006, GE and NSBF entered into a First Amendment to the GE Line of Credit Agreement. The amendment made adjustments to various financial covenants, including a net-worth maintenance level that NSBF had breached. GE waived, upon the effectiveness of the amendment, specific defaults that would have resulted from the terms of the original agreement. In December 2006, the parties entered into a Second Amendment, decreasing the line to $50,000,000 and extending the term by one year, through September 2009 in addition to making adjustments to various financial covenants and interest rates. As of December 31, 2007, NSBF had $18,418,000 outstanding on the line of credit. Under the Second Amendment, the GE line of credit allows for two alternatives for interest rates (the Prime interest rate plus 25 basis points or Base LIBOR plus 2.50%). These rates may be increased or decreased by 25 basis points based on certain thresholds. The line is collateralized by the unguaranteed portions and the guaranteed portions of the held for sale portion of the SBA loans receivable made by NSBF in addition to all assets of NSBF. The weighted average interest rate at December 31, 2007 and 2006 was 7.50% and 8.06%, respectively. Interest on the line is payable monthly in arrears. Through December 31, 2007 and 2006, NSBF has capitalized $2,000,000 and $1,981,000, respectively, of deferred financing costs attributable to the GE facility, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheets. Through December 31, 2006, these costs have been amortized over a period of three years. With the one year extension under the Second Amendment, any remaining capitalized costs at December 31, 2006 plus the additional $19,000 capitalized in 2007 will be amortized through September 2009. Amortization expense relating to this facility included in the accompanying consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 was $449,000, $608,000 and $192,000, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of operations. The agreement includes such financial covenants as minimum net worth thresholds, senior charge ratios and fixed charge ratios, limitations on capital expenditures and charge-offs, in addition to loan loss reserve requirements.

In February 2007, CDS closed a two year $10,000,000 line of credit with Wells Fargo. This new facility will be used to purchase receivables and for other working capital purposes. As of December 31, 2007, CDS had $1,141,000 outstanding on the line of credit. The interest rate is Prime plus 2% with interest on the line being paid monthly in arrears and on a minimum outstanding line balance of $2,000,000. Total interest expense for the year ended December 31, 2007 was approximately $204,000. The line is collateralized by the receivables purchased, as well as all other assets of the Company. Through December 31, 2007, CDS has capitalized $148,000 of deferred financing costs attributable to the Wells Fargo line. Such costs are being amortized over two years and are included in prepaid expenses and other assets in the accompanying consolidated balance sheet. Amortization for the year ended December 31, 2007 was $61,000, and is included in depreciation and amortization in the accompanying consolidated statements of operations. The agreement includes such financial covenants as minimum tangible net worth, minimum quarterly net income and minimum quarterly net cash flow.

In October 2007, CrystalTech entered into a Loan and Security Agreement with North Fork Bank which provides for a revolving credit facility of up to $10,000,000 available to both CrystalTech and the Company, for a term of two years. The line may be used for working capital and acquisition needs within the Company’s business lines; loans for acquisitions having a five-year repayment term. The interest rate is LIBOR plus 2.5%, and the agreement also includes a quarterly facility fee equal to 25 basis points on the unused portion of the Revolving Credit calculated as of the end of each calendar quarter. The agreement includes such financial covenants as a minimum fixed charge coverage ratio and a maximum funded debt to EBITDA. CrystalTech capitalized $65,000 of deferred financing costs attributable to the North Fork line. Amortization for the year ended December 31, 2007 was $8,000 and is included depreciation and amortization in the accompanying consolidated statements of operations. In connection with the loan, on October 19, 2007 Newtek Business Services, Inc. entered into a Guaranty of Payment and Performance with North Fork Bank and entered into a Pledge Agreement with North Fork Bank pledging all CrystalTech stock as collateral. As of December 31, 2007, the Company had $2,500,000 outstanding on the line of credit. Total interest expense for the year ended December 31, 2007 was approximately $6,000.

NOTE 14—NOTES PAYABLE IN CREDITS IN LIEU OF CASH:

Each Capco has separate contractual arrangements with the Certified Investors obligating the Capco to make payments on the Notes.

At the time the Capcos obtained the proceeds from the issuance of the Notes, Capco warrants or Company common shares to the Certified Investors, the proceeds were deposited into escrow accounts which required that the insurance contracts be concurrently and simultaneously purchased from the insurer before the remaining proceeds could be released to and utilized by the Capco. The Capco Note agreements require, as a condition precedent to the funding of the Notes that insurance be purchased to cover the risks associated with the operation of the Capco. This insurance is purchased from American International Specialty Lines Insurance Company and National Union Fire Insurance Company of Pittsburgh, both subsidiaries of American International Group, Inc. (AIG), an international insurer. AIG and these subsidiaries are AA+ credit rated by Standard & Poor’s. In order to comply with this condition precedent to the funding, the Notes closing is structured as follows: (1) the Certified Investors wire the proceeds from the Notes issuance directly into an escrow account; (2) the escrow agent, pursuant to the requirements under the Note and escrow agreement, automatically and simultaneously funds the purchase of the insurance contract from the proceeds received. The Notes offering cannot close without the purchase of the insurance, and the Capcos are not entitled to the use and benefit of the net proceeds received until the escrow agent has completed the payment for the insurance. Under the terms of this insurance, the insurer incurs the primary obligation to repay the Certified Investors a substantial portion of the debt as well as to make compensatory payments in the event of a loss of the availability of the related tax credits. These insurance contracts are similar to those described in Note 8, however, the Coverage A portion of these contracts makes the insurer primarily obligated for a portion of the liability.

The Capcos, however, are secondarily, or contingently, liable for such payments. The Capco, as a secondary obligor, must assess whether it has a contingency under the provisions of Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” to record on the date of issuance and at every reporting date thereafter until the insurer makes all their required payments. At December 31, 2007, management has concluded that the likelihood of the Capcos becoming primarily liable for the payments required to be made by the insurer under Coverage A on the Notes is remote (i.e., the insurer failing to make payment), because the insurer, a subsidiary of a major multi-national insurance company, has a claims paying ability having the rating “AA+,” the highest available. The contingent obligation (the portion incurred by the insurer due to the purchase of the insurance) must be recorded at fair value, which the Company has assessed at zero at December 31, 2007 and 2006.

The Coverage B portion of these contracts is similar to the coverage described in Notes 8 and 12.

Set forth below is the total amount of principal repayments due to Certified Investors for which the Company’s Capcos are secondarily liable (In thousands):

Year	Ending December 31:
2008	$5,740
2009	70,451

Total	$76,191

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

The following is a summary of Notes issued by the Company’s Capcos and a reconciliation of Notes payable in credits in lieu of cash balances at December 31, 2007. The stated equivalent rate for the Notes issued by the Company’s Capcos is the yield on the Notes assuming the Note has been sold at par instead of with a premium. By agreement with the Note purchasers, Notes issued by the Company’s Capcos apply their stated rates to the price of the Note which may include a premium. (All amounts are in thousands and exclusive of proceeds allocated to warrants and Company common share as noted above):

Capco, Due Date, Stated Equivalent Rate and Imputed Interest Rate Of Note	Original Principal	Insurer’s Primary Obligation	Primary Obligation	Payments in Credits in Lieu of Cash	Accrued Interest (@ stated rate)	Notes Payable in credits in Lieu of cash	Original Issue Discount	Cumulative Amortized Discount	Unamortized Discount	Notes Payable in Lieu of Cash, net
WI, due 2008, 10.8%, 21.9%	$16,667	$(5,697)	$10,970	$(15,000)	$5,592	$1,562	$(3,390)	$3,269	$(121)	$1,441
WLA, due 2008, 11.7%, 22.3%	16,400	(5,098)	11,302	(15,785)	6,572	2,089	(4,078)	3,911	(167)	1,922
WLP II, due 2009, 17.2%, 18.0%	3,050	(1,298)	1,752	(2,600)	1,475	627	(167)	150	(17)	610
WP, due 2010 9.2%, 19.2%	37,384	(14,981)	22,403	(28,972)	14,143	7,574	(8,147)	7,350	(797)	6,777
WNY II, due 2010, 11.4%, 27.9%	6,808	(3,083)	3,725	(4,766)	2,751	1,710	(1,847)	1,491	(356)	1,354
WNY III, due 2011, 13.2%, 16.6%	35,160	(18,214)	16,946	(21,096)	14,931	10,781	(2,473)	1,830	(643)	10,138
WT, due 2012, 9.2%,10.4%	23,413	(8,091)	15,322	—	3,943	19,265	(826)	345	(481)	18,784
WLPIII, due 2012, 7.1%, 8.7%	8,000	(2,498)	5,502	(3,750)	1,904	3,656	(472)	341	(131)	3,525
WCOL, due 2013, 10.3%, 13.6%	22,058	(9,350)	12,708	(10,477)	6,758	8,989	(2,250)	1,442	(808)	8,181
WLPIV, due 2013, 7.4%, 9.4%	6,800	(2,200)	4,600	(2,337)	1,423	3,686	(475)	283	(192)	3,494
WAP, due 2014, 9.0%, 11.3%	11,111	(4,530)	6,581	(2,708)	2,515	6,388	(820)	392	(428)	5,960
WDC, due 2013, 9.0%, 11.2%	13,106	(5,690)	7,416	—	2,359	9,775	(949)	291	(658)	9,117
WNY IV, due 2015, 8.8%, 11.2%	5,218	(2,077)	3,141	(1,044)	878	2,975	(372)	146	(226)	2,749
WNY V due 2016, 9.5%, 10.4%	8,692	(3,645)	5,047	(868)	1,072	5,251	(286)	68	(218)	5,033

TOTALS	$213,867	$(86,452)	$127,415	$(109,403)	$66,316	$84,328	$(26,552)	$21,309	$(5,243)	$79,085

The following is a summary of Notes issued by the Company’s Capcos and a reconciliation of Notes payable in credits in lieu of cash balances at December 31, 2006 (All amounts are in thousands and exclusive of proceeds allocated to warrants and Company common share as noted above):

Capco, Due Date, Stated Equivalent Rate and Imputed Interest Rate Of Note	Original Principal	Insurer’s Primary Obligation	Primary Obligation	Payments in Credits in Lieu of Cash	Accrued Interest (@ stated rate)	Notes Payable in credits in Lieu of cash	Original Issue Discount	Cumulative Amortized Discount	Unamortized Discount	Notes Payable in Lieu of Cash, net
WI, due 2008, 10.8%, 21.9%	$16,667	$(5,697)	$10,970	$(13,333)	$5,346	$2,983	$(3,390)	$3,013	$(377)	$2,606
WLA, due 2008, 11.7%, 22.3%	16,400	(5,098)	11,302	(13,981)	6,257	3,578	(4,078)	3,625	(453)	3,125
WLP II, due 2009, 17.2%, 18.0%	3,050	(1,298)	1,752	(2,265)	1,356	843	(167)	136	(31)	812
WP, due 2010 9.2%, 19.2%	37,384	(14,981)	22,403	(25,234)	13,314	10,483	(8,147)	6,654	(1,493)	8,990
WNY II, due 2010, 11.4%, 27.9%	6,808	(3,083)	3,725	(4,085)	2,524	2,164	(1,847)	1,294	(553)	1,611
WNY III, due 2011, 13.2%, 16.6%	35,160	(18,214)	16,946	(17,580)	13,341	12,707	(2,473)	1,567	(906)	11,801
WT, due 2012, 9.2%,10.4%	23,413	(8,091)	15,322	—	2,273	17,595	(826)	182	(644)	16,951
WLPIII, due 2012, 7.1%, 8.7%	8,000	(2,498)	5,502	(2,750)	1,620	4,372	(472)	284	(188)	4,184
WCOL, due 2013, 10.3%, 13.6%	22,058	(9,350)	12,708	(8,272)	5,808	10,244	(2,250)	1,193	(1,057)	9,187
WLPIV, due 2013, 7.4%, 9.4%	6,800	(2,200)	4,600	(1,488)	1,131	4,243	(475)	219	(256)	3,987
WAP, due 2014, 9.0%, 11.3%	11,111	(4,530)	6,581	(1,319)	1,892	7,154	(820)	279	(541)	6,613
WDC, due 2013, 9.0%, 11.2%	13,106	(5,690)	7,416	—	1,531	8,947	(949)	168	(781)	8,166
WNY IV, due 2015, 8.8%, 11.2%	5,218	(2,077)	3,141	(522)	602	3,221	(372)	104	(268)	2,953
WNY V due 2016, 9.5%, 10.4%	8,692	(3,645)	5,047	—	551	5,598	(286)	34	(252)	5,346

TOTALS	$213,867	$(86,452)	$127,415	$(90,829)	$57,546	$94,132	$(26,552)	$18,752	$(7,800)	$86,332

Following is a summary of activity of Notes payable in credits in lieu of cash balance for the years ended December 31, 2007 and 2006 (In thousands):

	2007	2006
Balance, beginning of year	$86,332	$92,048
Add: Accretion of interest expense	11,330	12,560
Less: Deliveries of tax credits	(18,577)	(18,276)

Balance, end of year	$79,085	$86,332

Under the Note agreements, no interest is paid by the Capcos in cash provided that the Certified Investors receive the uninterrupted use of the tax credits. The Certified Investors acknowledge, in the Note agreements, that the insurer is primarily responsible for making the scheduled cash payments as provided in the Notes.

NOTE 15—MINORITY INTEREST:

The minority interest held by the investees, in the form of warrants entitle the holders to purchase, for a $0.01 exercise price, an interest in a Capco or Capco fund. The values ascribed to the warrants issued to the Certified Investors and the Insurer have been recorded as minority interests. In addition, certain minority interests have already been acquired by minority shareholders. A portion of the initial proceeds received from the Certified Investors is allocated to the warrants using a discounted cash flow method. The following is the aggregate percentage interest of the minority shareholders in each respective Capco or Capco fund as of December 31, 2007 and 2006 (In thousands):

Capco or Capco Fund	% Interest	2007	2006
WP, Florida	5.74%	$522	$659
WI, Wisconsin	2.44%	226	194
WLA, Louisiana	10.98%	247	362
WNY II, New York	18.00%	249	339
WLPII, Louisiana (a Capco fund)	4.50%	19	26
WNY III, New York	6.90%	704	826
WAP, Alabama	0.10%	4	5

Total Capco		1,971	2,411
WNYIV, New York	—	1,000	—
NSBF	20.00%	2,000	2,000
Other	—	(1)	185

Total		$4,970	$4,596

In January 2003, NSBF issued preferred stock to Credit Suisse First Boston Management Corporation for cash proceeds of $2,000,000. The Company has accounted for this issuance of preferred stock of a subsidiary as an increase to its minority interest liability in the accompanying consolidated balance sheets as of December 31, 2007 and 2006.

In April 2006, Newtek issued 90,000 shares of its common stock valued at approximately $186,000 in exchange for a minority interest in three Capcos. Such value exceeded the book values of the minority interests by $186,000 and Newtek accordingly recorded the amount as goodwill.

In April 2007, CDS, a majority owned subsidiary of the Company, converted its $1,000,000 debt, payable to Exponential of New York, LLC, to preferred stock. The Company has accounted for this issuance of preferred stock of a subsidiary as an increase to its minority interest liability in the accompanying consolidated balance sheet as of December 31, 2007.

NOTE 16—COMMITMENTS AND CONTINGENCIES:

Operating and Employment Commitments

The Company leases office space and other office equipment in several states under operating lease agreements which expire at various dates through 2015. Those office space leases which are for more than one year generally contain scheduled rent increases or escalation clauses.

The following summarizes the Company’s obligations and commitments, as of December 31, 2007, for future minimum cash payments required under operating lease and employment agreements (In thousands):

Year	Operating Leases *	Employment Agreements	Total
2008	$3,987	$1,313	$5,300
2009	3,781	591	4,372
2010	3,786	209	3,995
2011	3,673	—	3,673
2012	3,309	—	3,309
Thereafter	5,479	—	5,479

Total	$24,015	$2,113	$26,128

*	Minimum payments have not been reduced by minimum sublease rentals of $3,518,000 due in the future under noncancelable subleases.

Rent expense for 2007, 2006 and 2005 was approximately $2,903,000, $1,785,000 and $1,292,000, respectively.

In November 2006, the Company entered into a sublease agreement for 23,000 square feet in New York City. This space replaced its former NYC location and became the new headquarters of the Company. The term of the lease is from January 2007 through October 2015 and calls for annual scheduled rent increases after a period of nine months of free rent. In connection with this lease, the Company obtained and delivered an irrevocable letter of credit in the amount of $236,000 as security deposit under such lease.

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

In June 2006, CrystalTech Web Hosting, Inc. entered into a lease agreement for 15,000 square feet of space in Phoenix, Arizona. This space replaced its former Phoenix location and became the new office space of CrystalTech. The term of the lease is from January 2007 through January 2012 and includes annual scheduled rent increases after a period of two months of free rent. In connection with this lease, CrystalTech paid $22,200 as a security deposit under such lease.

In March 2007, CrystalTech Web Hosting, Inc. entered into a lease agreement for 6,000 square feet of space in Scottsdale, Arizona. This space replaced its former Phoenix location and became the new data center space of CrystalTech. The term of the lease is from July 2007 through June 2014 and includes annual scheduled rent increases.

Under the terms of a service agreement between Universal Processing Services of WI (d/b/a Newtek Merchant Solutions of WI, “NMS-WI”), their primary processing bank and their merchant processor, NMS-WI is required to pay a minimum fee during each 12-month period, as defined in the service agreement, to the merchant processor. The minimum fee for the 12-month period ending May 31, 2008 is to be equal to at least 100% of the fee paid during the preceding 12-month period, or $1,807,000. For the seven months ended December 31, 2007, fees paid under this agreement by NMS-WI totaled $1,342,000. The Company estimates that its payments under the agreement will meet or exceed the minimum required amount to be paid for the year ending May 31, 2008.

Legal Matters

During the normal course of business, the Company and its subsidiaries are parties to various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel, as to the outcome of the claims. In management’s opinion, final disposition of all such claims will not have material adverse effect on the results of the operations, cash flows or financial position of the Company.

NOTE 17—COMMON STOCK

Pursuant to the terms of the Company’s directors’ compensation program, during the year ended December 31, 2007, Newtek issued an aggregate of 125,000 unregistered common shares to members of the board of directors, valued at $197,000. The fair market values of these grants were determined using the average of the fair value of the common shares for the previous three trading days at each grant date.

On January 26, 2007, in connection with a legal settlement, the Company issued 171,795 shares valued at $344,000 to a former employee. Of the 171,795 shares issued, 86,290 shares were registered under the Company’s 2003 Plan and 85,505 shares were unregistered. The fair market value was determined using the fair value of the underlying common stock at the date of the stipulation of settlement.

Additionally, in 2004 two officers of the Company elected to receive their bonus, aggregating $325,000, as deferred compensation. In connection with such agreement, the compensation was to be delivered in the form of Company stock in March 2007. The number of shares reserved for issuance based on the market value of the Company’s stock at the time the compensation was approved was 72,394. On March 30, 2007, the Company issued these 72,394 shares of common stock under the Company’s 2000 Plan. These shares had a fair market value of $177,000 at the time of issuance and were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

NOTE 18—TREASURY STOCK

Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of shareholders’ equity in our Consolidated Balance Sheet. From time-to-time, treasury shares may be reissued as part of our stock-based compensation programs. When shares are reissued, we use the weighted average cost method for determining cost. The difference between the cost of the shares and the issuance price is added or deducted from additional contributed capital.

In March 2006, the Newtek Board of Directors adopted a stock buy-back program authorizing management to enter the market to re-purchase up to 1,000,000 of the Company’s common shares. As of December 31, 2007, the Company purchased 217,358 treasury shares under that authorization.

NOTE 19—EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common share equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive (In thousands, except for per share data).

	YEAR ENDED DECEMBER 31,
The calculations of Net (Loss) Income Per Share were:	2007	2006	2005
Numerator:
Numerator for basic and diluted EPS—(loss) income from continuing operations	$(10,729)	$(2,628)	$7,421
Numerator for basic and diluted EPS—(loss) income from discontinued operations	(490)	508	306

Numerator for basic and diluted EPS—(loss) income available to common share holders	$(11,219)	$(2,120)	$7,727

Denominator:
Denominator for basic EPS—weighted average shares	35,817	34,875	34,241
Effect of dilutive securities (stock options and restricted stock units)	—	—	39

Denominator for diluted EPS—weighted average shares	35,817	34,875	34,280

Net EPS from continuing operations: Basic and diluted	$(0.30)	$(0.08)	$.22
Net EPS from discontinued operations: Basic and diluted	(0.01)	0.02	.01

Net EPS:Basic and diluted	$(0.31)	$(0.06)	$.23

The amount of anti-dilutive shares/units excluded from above is as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
Stock options	573	1,114	1,393
Warrants	212	217	6
Contingently issuable shares	474	583	791

NOTE 20—INCOME FROM TAX CREDITS:

Each Capco has a contractual arrangement with a particular state or jurisdiction that legally entitles the Capco to earn and deliver tax credits (ranging from 4% to 11% per year) from the state or jurisdiction upon satisfying certain criteria. During the years ended December 31, 2006 and 2005, certain of the Company’s Capcos satisfied certain investment benchmarks and the related recapture avoidance percentage requirements and accordingly, earned a portion of the tax credits. In addition, in fiscal 2007, 2006 and 2005, the Company recognized income from tax credits resulting from the accretion of the discount attributable to tax credits earned in prior years. As the tax credits are delivered to the Certified Investors, the asset balance is offset against notes payable in credits in lieu of cash. The total income from tax credits recognized in the consolidated statement of operations was $5,314,000, $15,607,000 and $36,669,000 for the years ended December 31, 2007, 2006 and 2005. The following table provides a detail of income from tax credits from accretion and amounts earned from satisfying certain investment benchmarks (In thousands):

	2007	2006	2005
Income from tax credits:
Income tax credit accretion	$5,314	$5,139	$4,292
Earned income tax credits from satisfying investment benchmarks	—	10,468	32,377

Total	$5,314	$15,607	$36,669

NOTE 21—INCOME TAXES:

(Benefit) provision for income taxes for the years ended December 31, 2007, 2006, and 2005 is as follows (In thousands):

	2007	2006	2005
Current:
Federal	$36	$102	$(284)
State and local	164	253	245

	200	355	(39)

Deferred:
Federal	(5,817)	(522)	5,791
State and local	(1,026)	(92)	1,040

	(6,843)	(614)	6,831

Total (benefit) provision for income taxes	$(6,643)	$(259)	$6,792

The (benefit) provision for income taxes is included in the Company’s consolidated statements of operations as follows (In thousands):

	2007	2006	2005
Continuing operations	$(6,375)	$(581)	$6,548
Discontinued operations	(268)	322	244

Total (benefit) provision for income taxes	$(6,643)	$(259)	$6,792

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate (34%) to the (benefit) provision for income taxes for the years ended December 31, 2007, 2006 and 2005 is as follows (In thousands):

	2007 (Benefit) Provision	2006 (Benefit) Provision	2005 (Benefit) Provision
(Benefit) provision for income taxes at U.S. federal statutory rate of 34%	$(5,956)	$(1,239)	$4,936
State and local taxes, net of federal benefit	(937)	149	1,285
Permanent differences	(51)	(86)	299
Deferred tax asset valuation allowance increase	478	408	324
Other	91	187	(52)

Total (benefit) provision for income taxes	$(6,375)	$(581)	$6,792

Deferred tax assets and liabilities consisted of the following at December 31, 2007 and 2006 (In thousands):

	2007	2006
Deferred tax assets:
Net operating losses and suspended losses	$18,792	$17,824
Loan loss reserves	440	500
Flow through of deferred items from investments in qualified businesses	1,614	2,239
Deferred compensation	174	302
Depreciation and amortization	321	—
Other	1,177	439

Total deferred tax assets before valuation allowance	22,518	21,304
Less: Valuation allowance	(2,543)	(1,666)

Total deferred tax assets	19,975	19,638

Deferred tax liabilities:
Credits in lieu of cash	(37,217)	(42,742)
Interest payable in credits in lieu of cash	(638)	(825)
Depreciation and amortization	—	(499)

Total deferred tax liabilities	(37,855)	(44,066)

Net deferred tax liability	$(17,880)	$(24,428)

At December 31, 2007, the Company had net operating losses of $3,964,000 which will expire beginning in 2020, and $43,017,000 of suspended partnership losses, which will never expire. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. The Company has established a valuation allowance against approximately $2,543,000 and $1,666,000 of deferred tax assets attributable to NSBF in 2007 and 2006, respectively. In addition, management determined that an additional valuation allowance of approximately $360,000 is required at December 31, 2007 due to the inability to realize $312,000 in suspended losses attributable to two Capcos, and $654,000 in CDS deferred tax assets. The change in the valuation allowance of $940,000 from $2,298,000 to $3,238,000 for the years ended December 31, 2007 and 2006, respectively, was due primarily to losses in NSBF and CDS. We ultimately believe we will utilize the NOLs, but currently there is not subjective evidence to allow the Company to do so.

There was no valuation allowance for the remaining deferred tax assets as management believes that it is more likely than not that the deferred tax assets will be realized, based on previously reported financial statement income which will become taxable income in the future.

In connection with its acquisition of Comcap Holdings (“Comcap”) on December 31, 2002, the Company acquired net operating loss carryforwards of approximately $8,700,000 which begin expiring in 2020. In connection with the related purchase accounting, the Company established a valuation allowance for the full amount of the related net deferred tax asset acquired from NSBF as management has determined that it its uncertain as to whether such asset will be utilized in the future. Pursuant to Section 382 of the Internal Revenue Code, NSBF experienced an ownership change on December 31, 2002 at the end of the business day. NSBF is therefore subject to an annual limitation of approximately $255,000 on deductions for NOL carryforwards. As of December 31, 2007, approximately $512,000 of the Section 382 losses had been utilized.

The Company analyzed its tax positions taken on their Federal and State tax returns for the open tax years 2004, 2005 and 2006. The Company used three levels of analysis in determining whether any uncertainties existed with respect to these positions. The first level consisted of an analysis of the technical merits of the position, past administrative practices and precedents, industry norms and historical audit outcome. The second level of analysis was used to determine if the threshold (more than 50%) was met for the tax filing position. The third level of analysis consisted of determining the probable outcome once it was determined that the threshold was met for the tax filing position. Based on our analysis, the Company determined that there were no uncertain tax positions and that the Company should prevail upon examination by the taxing authorities.

The Company’s operations have been extended to other jurisdictions. This extension involves dealing with uncertainties and judgments in the application of tax regulations in these jurisdictions. The final resolution of any tax liabilities are dependent upon factors including negotiations with taxing authorities in these jurisdictions and resolution of disputes arising from federal, state and local tax audits. Under Financial Accounting Interpretation No. 48 (“FIN 48”), the Company recognizes potential liabilities associated with anticipated tax audit issues that may arise during an examination. Interest and penalties that are anticipated to be due upon examination are recognized as accrued interest and other liabilities with an offset to interest and other expense. The Company determined that there were no uncertainties with respect to the application of tax regulations in these jurisdictions.

NOTE 22—BENEFIT PLANS:

Defined Contribution Plan

The Company’s employees participate in a defined contribution 401(k) plan (the “Plan”) adopted in 2004 which covers substantially all employees based on eligibility. The Plan is designed to encourage savings on the part of eligible employees and qualifies under Section 401(k) of the Internal Revenue Code. Under the Plan, eligible employees may elect to have a portion of their pay, including overtime and bonuses, reduced each pay period, as pre-tax contributions up to the maximum allowed by law. The Company may elect to make a matching contribution equal to a specified percentage of the participant’s contribution, on their behalf as a pre-tax contribution. For the year ended December 31, 2007, the Company matched 50% of the first 2% of employee contributions. There were no employer matching contributions made by the Company to the Plan for the year ended December 31, 2006.

NOTE 23—RELATED PARTY TRANSACTIONS:

During the years ended December 31, 2007, 2006 and 2005, the Company provided merchant processing for a company controlled by the father-in-law of the President of the Company, in the approximate amounts of $234,000, $108,000, and $102,000, respectively. In addition, the Company recorded a receivable for the years ended December 31, 2007 and 2006 in the amount of $104,000 and $164,000, respectively.

During the year ended December 31, 2007, the Company used remote deposit capture services (“RDC” services) by a Company whose owner is the brother in law of the President and CEO of one of the Company’s subsidiaries, CDS. The total expense for the year ended December 31, 2007 was $17,000.

CrystalTech paid Mr. Uzzanti, its former CEO, rent for its principal office location in Phoenix, Arizona. The aggregate cost of the rental was approximately $251,000 and $210,000 for the years ended December 31, 2006 and 2005, respectively. In addition, Mr. Uzzanti owned and controlled a software development company (“Smarter Tools”) which leases 200 square feet of space from CrystalTech and provides software services to CrystalTech. The space was rented through April 2006 at $24,000 per year which amount is paid by Smarter Tools through the provision of certain technological services to CrystalTech. In addition, Smarter Tools provided services above the $24,000 annual rent. Total payments to Smarter Tools in 2006 and 2005 were $84,000 and $80,000, respectively.

During the year ended December 31, 2005, the Company obtained financial consulting services from a professional services firm, in the approximate amounts of $138,000, respectively. Two partners of such firm are related to a former director and officer who resigned in June 2005.

During the year ended December 31, 2005, the Company leased four cubicles of office space in New York City, from a company controlled by the father-in-law of the President of the Company. The aggregate cost of the rental was approximately $17,000.

The Company may also, from time to time, provide business services to family members or executives of the Company. These transactions are conducted at arms length and do not represent a material portion of the Company’s revenues.

NOTE 24—STOCK OPTIONS AND RESTRICTED STOCK GRANTED TO EMPLOYEES:

As of December 31, 2007, the Company had two share-based compensation plans, which are described below. The compensation cost that has been charged against operations for those plans was $258,000, $440,000 and $812,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in payroll and benefits in the accompanying consolidated statements of operations. The total income tax benefit recognized in the consolidated statement of operations for share-based compensation arrangements was $112,000, $191,000 and $294,000, respectively.

The Newtek Business Services, Inc. 2000 Stock Incentive and Deferred Compensation Plan, as amended, (the “2000 Plan”) currently provides for the issuance of awards of restricted shares or options for up to a maximum of 4,250,000 common shares to employees and non-employees. All restricted shares or options are issued at the fair market value on the date of grant. Options issued generally have a maximum term that ranges from 2 to 10 years and vesting provisions that range from 0 to 3 years. As of December 31, 2007, there are 1,939,000 shares available for future grant under this plan.

The Newtek Business Services, Inc. 2003 Stock Incentive Plan, as amended, (the “2003 Plan”) currently provides for the issuance of awards of restricted shares or options for up to a maximum of 1,000,000 common shares to employees and non-employees. All restricted shares or options are issued at the fair market value on the date of grant. Options issued generally have a maximum term that ranges from 2 to 10 years and vesting provisions that range from 0 to 3 years. As of December 31, 2007 there are 632,000 shares available for future grant under this plan.

A summary of stock option activity under the 2000 and 2003 Plans as of December 31, 2007 and changes during the year then ended are presented below:

Stock Options	Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding December 31, 2006	1,738	$3.18
Granted	—	—
Exercised	(90)	1.57
Cancelled	(551)	3.41

Outstanding December 31, 2007	1,097	$3.19	4.42	$0
Exercisable December 31, 2007	1,097	$3.19	4.42	$0

There were no options granted during the years ended December 31, 2007 and 2006.

In October, 2003, the board of directors authorized the 2003 Stock Incentive Plan and awarded 419,458 units of restricted common share to employees with greater than six months of service with the Company. The vesting period for each grant ranged from 12 to 39 months and the units are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one share of common stock for each unit vested. None of the grants have gone to executive management of the Company. On the date of grant, the Company had recorded unearned compensation of $2,349,000 measured by the fair market value of the underlying shares on the grant date, which was $5.60. The Company charged $250,000 to operations in 2006 in connection with the final vesting period associated with this grant.

In connection with the CrystalTech acquisition in 2004, the Company granted 69,444 shares of restricted common stock to employees with vesting periods ranging from 12 to 36 months and the shares forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one share of common stock for each unit vested. On the date of grant, the Company had recorded unearned compensation of $252,000 measured by the fair market value of the underlying share on the grant date, which was $3.63. The Company charged $5,000 and $30,000 to operations in 2007 and 2006, respectively, in connection with the vesting period associated with this grant.

In May 2005, the Company granted 49,100 units of restricted common shares from the 2000 Plan to employees of one of our subsidiaries with greater than six months of service with the subsidiary. The vesting period for each grant ranged from 7 to 18 months and the units are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one share of common stock for each unit vested. None of the grants went to executive management of the Company nor have these individuals participated in any of Newtek’s incentive restricted share or option programs. On the date of grant, the Company had recorded unearned compensation of $125,000 measured by the fair market value of the underlying share on the grant date, which was $2.55. The Company charged $34,000 in 2006 to operations in connection with the final vesting period associated with this grant.

During the year ended 2005, Newtek also granted four employees and one consultant an aggregate of 23,000 and 60,000 shares of restricted stock, respectively, valued at $305,000. The employee grants vest within 12 months and the consultants vested over five years. The fair market values of these grants were determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. The Company charged $56,000 in 2006 in connection with the vesting period associated with these grants. In November 2006, in connection with restructuring the consultant’s contract, 24,000 restricted units were canceled.

During the year ended 2006, Newtek granted five employees an aggregate of 105,000 shares of restricted stock valued at $207,000. The grants vest between one and two years. The fair market values of these grants were determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. The Company charged $90,000 and $42,000 to operations in 2007 and 2006, respectively, in connection with the vesting period associated with these grants.

During the year ended 2007, Newtek granted seven employees an aggregate of 122,000 shares of restricted stock and one officer 10,121 shares of restricted stock aggregating $225,000. Of these shares, 64,000 restricted shares vested immediately and the remaining 68,000 restricted shares vest between 12 and 29 months. The fair market values of these grants were determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. The Company charged $163,000 in 2007 in connection with the vesting period associated with these grants.

A summary of the status of Newtek’s non-vested restricted shares as of December 31, 2007 and changes during the year then ended is presented below:

Non-vested Restricted Shares	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2006	91	$2.53
Granted	291	$1.83
Vested and issued	(276)	$1.67
Forfeited	(38)	$1.98

Non-vested at December 31, 2007	68	$1.84

As of December 31, 2007, there was $60,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2000 and 2003 Plans. That cost is expected to be recognized ratably through July 2009.

The adoption of SFAS No. 123R during 2006 did not have a material impact, as all options were fully vested by December 31, 2005, except for one option grant in 2005 which yielded $28,500 of share-based compensation expense for the year ended December 31, 2006. The Company recognized an income tax benefit of $11,400 in connection with these options.

NOTE 25—SEGMENT REPORTING:

Operating segments are organized internally primarily by the type of services provided, and in accordance with SFAS No. 131, the Company has aggregated similar operating segments into six reportable segments, Electronic payment processing, Web hosting, SBA lending, Capcos, Corporate activities and All Other.

Effective in the fourth quarter of 2005, the Company has increased the number of operating segments from four to six. Historically a substantial amount of resources were dedicated to new Capcos and the investment of the proceeds in qualified businesses and the managing of these businesses. Since management does not anticipate any new Capcos in the foreseeable future, the Company has changed its internal reporting to better evaluate and manage the existing Capco business, its Corporate activities and its portfolio of small businesses included in the All Other segment. The segment previously called Capco and other, which Management previously evaluated as one integrated segment, is now being evaluated as three segments—Capco, Corporate activities and All Other. The segment information for prior periods has been restated to conform to the current disclosure.

The Electronic payment processing segment is a processor of credit card transactions, as well as a marketer of credit card and check approval services to the small business market. Revenue generated from electronic payment processing is included on the consolidated statements of operations as a separate line item. Expenses include direct costs (included in a separate line captioned electronic payment processing direct costs), professional fees, payroll and benefits, and other expenses, all of which are included in the respective caption on the consolidated statements of operations.

The Web hosting segment consists of CrystalTech, acquired in July 2004. CrystalTech’s revenues are derived primarily from web hosting services of web hosting and set up fees. CrystalTech generates expenses such as professional fees, payroll and benefits, and depreciation and amortization, which are included in the respective caption on the accompanying consolidated statements of operations, as well as licenses and fees, rent, and general office expenses, all of which are included in other expenses in the respective caption on the consolidated statements of operations.

The SBA lending segment is NSBF, a licensed, Small Business Administration (SBA) lender that originates, sells and services loans to qualifying small businesses, which are partially guaranteed by the SBA.

As an SBA lender, NSBF generates revenues from sales of loans, servicing income for those loans retained to service by NSBF and interest income earned on the loans themselves. The lender also generates expenses such as interest, professional fees, payroll and benefits, depreciation and amortization, and provision for loan losses, all of which are included in the respective caption on the consolidated statement of operations. NSBF also has expenses such as loan recovery expenses, loan processing costs, and other expenses that are all included in the other expense caption on the consolidated statements of operations.

The Capco segment, which consists of the 15 Capcos, generates non-cash income from tax credits, interest income and gains from investments in qualified businesses which are included in other income. Expenses primarily include non-cash interest and insurance expense, management fees paid to Newtek (and included in the Corporate activities revenues), legal, and auditing fees and losses from investments in qualified businesses.

The All Other segment includes revenue and expenses from businesses formed from qualified investments made through the Capco programs which can not be aggregated with other operating segments.

Corporate activities represent revenue and expenses not allocated to our segments. Revenue includes interest income and management fees earned from Capcos (and included in expenses in the Capco segment). Expenses primarily include corporate operations related to broad-based sales and marketing, legal, finance, information technology, corporate development and additional costs associated with administering the Capcos.

Management has considered the following characteristics when making its determination of its operating and reportable segments:

•	the nature of the product and services,

•	the type or class of customer for their products and services,

•	the methods used to distribute their products or provide their services, and

•	the nature of the regulatory environment, for example, banking, insurance, or public utilities.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

(In thousands)

	For the year ended December 31, 2007	For the year ended December 31, 2006	For the year ended December 31, 2005
Third Party Revenue
Electronic payment processing	$54,969	$43,593	$32,753
Web hosting	16,237	13,610	10,674
SBA lending	9,105	9,491	10,684
Capcos	6,478	17,151	37,767
All Other	6,515	5,093	3,529
Corporate activities	4,052	4,507	5,118

Total reportable segments	97,356	93,445	100,525

Eliminations	(4,521)	(5,540)	(4,655)

Consolidated Total	$92,835	$87,905	$95,870

Inter Segment Revenue
Electronic payment processing	$555	$396	$294
Web hosting	166	108	90
SBA lending	31	—	—
Capco	2,153	706	642
All Other	1,692	1,922	1,796
Corporate activities	2,016	1,943	2,596

Total reportable segments	6,613	5,075	5,418
Eliminations	(6,613)	(5,075)	(5,418)

Consolidated Total	$—	$—	$—

Income (loss) before benefit (provision) for income taxes and discontinued operations
Electronic payment processing	$2,362	$2,936	$2,205
Web hosting	3,216	3,769	3,646
SBA lending	(90)	317	(28)
Capco	(13,130)	(5,048)	16,130
All Other	(1,448)	(316)	(3,266)
Corporate activities	(8,014)	(4,867)	(4,718)

Totals	$(17,104)	$(3,209)	$13,969

Depreciation and Amortization
Electronic payment processing	$1,961	$1,466	$912
Web hosting	3,266	2,562	1,904
SBA lending	1,562	1,626	1,034
Capco	57	43	3
All Other	254	273	508
Corporate activities	260	178	147

Totals	$7,360	$6,148	$4,508

	For the year ended December 31, 2007	For the year ended December 31, 2006	For the year ended December 31, 2005
Interest (income) expense, net
Electronic payment processing	$(193)	$(129)	$78
Web hosting	74	431	632
SBA lending	(1,773)	(1,697)	(1,478)
Capco	10,851	12,242	12,420
All Other	(421)	(813)	(438)
Corporate activities	7	10	(61)

Consolidated total	$8,545	$10,044	$11,153

Identifiable assets
Electronic payment processing	$16,234	$13,948
Web hosting	17,220	14,687
SBA lending	39,885	39,028
Capco	125,931	147,199
All Other	16,012	21,220
Corporate activities	2,534	4,655

Consolidated total	$217,816	$240,737

NOTE 26—QUARTERLY INFORMATION (UNAUDITED):

The following table sets forth certain unaudited consolidated quarterly statement of operations data from the eight quarters ending December 31, 2007. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below. In addition, the amounts below have been restated to reflect the results of discontinued operations. The consolidated quarterly data should be read in conjunction with the current audited consolidated statements and notes thereto. The total of the quarterly EPS data may not be indicative of full year results.

	Three Months Ended (In Thousands, except Per Share Data)
2007	3/31	6/30	9/30	12/31
Total Revenue	$21,809	$23,411	$23,067	$24,548
Loss from continuing operations before benefit for income taxes and discontinued operations	$(4,066)	$(2,818)	$(4,632)	$(5,588)
Loss before discontinued operations	$(2,694)	$(2,101)	$(4)	$(5,930)
Net loss	$(2,899)	$(2,387)	$(3,967)	$(1,966)
Loss per share—Basic and diluted	$(0.08)	$(0.07)	$(0.11)	$(0.05)

	Three Months Ended (In Thousands, except Per Share Data)
2006	3/31	6/30	9/30	12/31
Total Revenue	$17,147	$19,425	$21,493	$29,840
(Loss) income from continuing operations before benefit (provision) for income taxes and discontinued operations	$(4,631)	$(3,452)	$(1,622)	$6,496
(Loss) income before discontinued operations	$(3,025)	$(2,342)	$(998)	$3,737
Net (loss) income	$(2,728)	$(2,287)	$(1,054)	$3,949
(Loss) earnings per share—Basic and diluted	$(0.08)	$(0.07)	$(0.03)	$0.11

Report of Independent Registered Public Accounting Firm

on Financial Statement Schedule

To the Board of Directors and Shareholders of

Newtek Business Services, Inc.

Our 2007 and 2006 audits of the consolidated financial statements referred to in our report dated March 31, 2008 appearing in the 2007 Annual Report to Shareholders of Newtek Business Services, Inc and its Subsidiaries (which report and consolidated financial statements are included herein in this Annual Report on Form 10-K) also included an audit of the 2007 and 2006 financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ J.H. Cohn LLP

Jericho, New York

March 31, 2008

S-1

PricewaterhouseCoopers LLP
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000
www.pwc.com

Report of Independent Registered Public Accounting Firm

on

Financial Statement Schedule

To the Board of Directors and Shareholders

of Newtek Business Services, Inc.

Our audit of the consolidated statements of operations, changes in shareholders’ equity and cash flows referred to in our report dated May 4, 2006 appearing in the 2007 Annual Report to Shareholders of Newtek Business Services, Inc and its Subsidiaries (which report and consolidated statements of operations, changes in shareholders’ equity and cash flows are included herein in this Annual Report on Form 10-K) also included an audit of the 2005 financial statement schedule listed in Item 15 (a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers, LLP
New York, New York
May 4, 2006

S-2

Newtek Business Services, Inc.

Schedule II—Valuation and Qualifying Accounts

For the year ended December 31, 2007

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
Loan Loss Reserves	$2,332,000	$840,000	$25,000	$(1,001,000)	$2,196,000
Valuation allowance for deferred tax assets	$1,666,000		1,050,000	(173,000)	$2,543,000

Newtek Business Services, Inc.

Schedule II—Valuation and Qualifying Accounts

For the year ended December 31, 2006

Column A	Column B	Column C			Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Deductions	Balance at End of Period
Loan Loss Reserves	$2,304,000	$405,000	$88,000	[1]	$(465,000)[2]	$2,332,000
Valuation allowance for deferred tax assets	$4,960,000		541,000		(133,000)[3]
					(3,702,000)[4]	$1,666,000

Newtek Business Services, Inc.

Schedule II—Valuation and Qualifying Accounts

For the year ended December 31, 2005

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
Loan Loss Reserves	$1,621,000	$2,258,000	$339,000	$(1,914,000)	$2,304,000
Valuation allowance for deferred tax assets	$4,707,000	—	643,000	(390,000)	$4,960,000

[1]	Recovery of previously written off accounts.
[2]	Uncollectible accounts written off.
[3]	Recognition of previously reserved deferred tax asset.
[4]	Reclassification of Section 382 losses attributable to SBA lending segment.

S-3