Form 10-Q
period 2008-03-31
NEWTEK BUSINESS SERVICES INC
filed 2008-05-13
CIK 1094019

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by checkmark whether the registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2008, there 36,948,524 of the Company’s Common Shares issued and outstanding.

Item 1.	Financial Statements

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(In Thousands, except for Per Share Data)

	2008	2007
Operating revenues	$23,520	$21,809

Operating expenses:
Electronic payment processing costs	12,225	9,865
Salaries and benefits	6,579	5,397
Interest	2,290	3,883
Depreciation and amortization	1,809	1,567
Other operating costs	4,652	5,287

Total operating expenses	27,555	25,999

Operating loss from continuing operations before minority interest, benefit for income taxes, and discontinued operations	(4,035)	(4,190)
Minority interest	102	124

Loss from continuing operations before benefit for income taxes and discontinued operations	(3,933)	(4,066)
Benefit for income taxes	1,238	1,372

Loss from continuing operations before discontinued operations	(2,695)	(2,694)
Discontinued operations, net of taxes	—	(205)

Net loss	$(2,695)	$(2,899)

Weighted average common shares outstanding:
Basic and diluted	35,869	35,651
Loss per share from continuing operations:
Basic and diluted	$(0.08)	$(0.07)
Loss per share from discontinued operations, net of taxes:
Basic and diluted	—	(0.01)

Basic and diluted loss per share	$(0.08)	$(0.08)

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2008 AND DECEMBER 31, 2007

(In Thousands, except for Per Share Data)

	March 31, 2008	December 31, 2007
	Unaudited	(Note 1)
ASSETS
Cash and cash equivalents	$20,230	$25,372
Restricted cash	10,755	12,948
Credits in lieu of cash	86,186	92,781
SBA loans held for investment (net of reserve for loan losses of $2,226, and $2,196, respectively)	27,605	27,895
Accounts receivable (net of allowance of $442 and $321, respectively)	3,673	3,957
SBA loans held for sale	957	360
Prepaid and structured insurance	3,775	14,738
Prepaid expenses and other assets (net of accumulated amortization of deferred financing costs of $1,736 and $1,593, respectively)	10,607	9,789
Servicing asset (net of accumulated amortization and allowances of $3,432 and $3,160, respectively)	2,483	2,718
Fixed assets (net of accumulated depreciation and amortization of $7,339 and $6,616, respectively)	5,417	5,433
Intangible assets (net of accumulated amortization of $9,484 and $8,775, respectively)	8,316	8,829
Goodwill	12,996	12,996

Total assets	$193,000	$217,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$8,606	$10,259
Notes payable	24,699	26,765
Deferred revenue	2,254	2,032
Notes payable in credits in lieu of cash	85,686	79,085
Deferred tax liability	7,038	17,880

Total liabilities	128,283	136,021

Minority interest	4,726	4,970

Commitments and contingencies
Shareholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, issued and outstanding 36,084 and 36,081, respectively, not including 474 and 583 shares held in escrow, respectively, and 473 held by an affiliate)	722	722
Additional paid-in capital	56,237	56,161
Retained earnings	3,223	20,245
Treasury stock, at cost (137 and 217 shares, respectively)	(191)	(303)

Total shareholders’ equity	59,991	76,825

Total liabilities and shareholders’ equity	$193,000	$217,816

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(In Thousands)

	2008	2007
Cash flows from operating activities:
Net loss	$(2,695)	$(2,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from tax credits	(1,464)	(1,301)
Accretion of interest expense	1,749	3,063
Deferred income taxes	(1,290)	(1,589)
Depreciation and amortization	1,809	1,567
Provision for loan losses	409	167
Other, net	9	(319)
Changes in operating assets and liabilities :
Originations of SBA loans held for sale	(3,068)	(9,116)
Proceeds from sale of SBA loans held for sale	2,471	6,594
Prepaid expenses and other assets, accounts receivable and accrued interest receivable	(692)	1,935
Accounts payable, accrued expenses and deferred revenue	(1,363)	(2,553)
Other, net	137	316

Net cash used in operating activities	(3,988)	(4,135)

Cash flows from investing activities:
Investments in qualified businesses	(90)	—
Return of investments in qualified businesses	174	570
Purchase of fixed assets and customer merchant accounts	(1,001)	(862)
SBA loans originated for investment, net	(994)	(2,686)
Payments received on SBA loans	903	1,744
Proceeds from sale of asset held for sale	—	1,572
Change in restricted cash	2,021	2,766
Other	—	578

Net cash provided by investing activities	1,013	3,682

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (CONTINUED)

	2008	2007
Cash flows from financing activities:
Proceeds from notes payable	—	5,057
Repayments of notes payable	—	(4,266)
Change in restricted cash relating to CDS financing	—	2,050
Net proceeds (repayments) on bank notes payable	(2,026)	907
Other	(141)	(114)

Net cash (used in) provided by financing activities	(2,167)	3,634

Net (decrease) increase in cash and cash equivalents	(5,142)	3,181
Cash and cash equivalents - beginning of period	25,372	26,685

Cash and cash equivalents - end of period	$20,230	$29,866

Supplemental disclosure of cash flow activities:
Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$4,045	$3,828

Effects of CDS Business Services, Inc. consolidation (excludes intercompany balances):
Additions to assets:
Cash	$—	$233
Accounts receivable	—	4,311
Prepaid expenses and other assets	—	94

Total assets	$—	$4,638

Additions to liabilities:
Accounts payable and accrued expenses	$—	$3,127
Notes payable	—	3,259

Total liabilities	—	6,386

Goodwill recognized	$—	$1,748

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Newtek Business Services, Inc. (“Newtek”) is a holding company for several wholly- and majority-owned subsidiaries, including 15 certified capital companies which are referred to as Capcos, and several portfolio companies in which the Capcos own non-controlling or minority interests. The Company provides a “one-stop-shop” of business services to the small- and medium-sized business market and uses state of the art web-based proprietary technology to be a low-cost acquirer and provider of products and services. The Company partners with companies, credit unions, and associations to offer its services.

Effective January 1, 2008, the Company changed its basis of presentation for its business segments. For additional information see Note 11 to the Condensed Consolidated Financial Statements.

The Company’s principal business segments are:

Electronic Payment Processing: Marketing, credit card processing and check approval services to the small- and medium-sized business market.

Web Hosting: CrystalTech Web Hosting, Inc., which offers shared and dedicated web hosting and related services to the small- and medium-sized business market.

Small Business Finance: Newtek Small Business Finance, Inc. (“NSBF”), a nationally licensed, U.S. Small Business Administration (“SBA”) lender that originates, sells and services loans to qualifying small businesses, which are partially guaranteed by the SBA. CDS Business Services, Inc, D/B/A Newtek Business Credit (“NBC”), provides financing to small- and medium-sized businesses by purchasing their receivables at a discounted rate. In addition, NBC provides billing and accounts receivable maintenance services to businesses.

All Other: Includes results from businesses formed from Investments in Qualified Businesses made through Capco programs which cannot be aggregated with other operating segments.

Corporate Activities: Revenue and expenses not allocated to other segments, including interest income, Capco management fee income and corporate expenses.

Capcos: Fifteen certified capital companies which invest in small- and medium-sized businesses. They generate non-cash income from tax credits and non-cash interest expense.

The condensed consolidated financial statements of Newtek Business Services, Inc., its subsidiaries and FIN 46 consolidated entities, (Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities”), (the “Company” or “Newtek”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and include all wholly- and majority-owned subsidiaries, and those portfolio companies over which the Company has effective control but which the Capcos own non-controlling minority interest, or those of which Newtek is considered to be the primary beneficiary (as defined under FIN 46 and FIN 46R). All inter-company balances and transactions have been eliminated in consolidation. Currently, the Company is absorbing losses attributable to certain of its minority interest holders. Once these entities achieve profitability, the losses will be restored to the Company prior to allocation of profits to all minority holders.

The accompanying notes to condensed consolidated financial statements should be read in conjunction with Newtek’s 2007 Annual Report on Form 10-K. These financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulations S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. The results of operations for an interim period may not give a true indication of the results for the entire year. The December 31, 2007 consolidated balance sheet has been derived from the audited financial statements of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

All financial information included in the tables in the following footnotes are stated in thousands, except per share data.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are complete. The most significant estimates are with respect to valuation of investments in qualified businesses, asset impairment valuation, allowance for loan losses, valuation of servicing assets, chargeback reserves, tax valuation allowances and the fair value measurements used to value certain financial assets and financial liabilities. Actual results could differ from those estimates.

Change in Accounting Principle

During the first quarter of fiscal 2008, we elected to change our accounting principle to recognize the sale of guaranteed portions of SBA loans on the trade date. Prior to the first quarter of fiscal 2008, we recognized these transactions in our condensed consolidated financial statements on the settlement date. We concluded that use of the trade date was preferable to the settlement date as recognition of the sale at the trade date better reflects the risks and rewards of the transfer of ownership. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” this change in accounting principle has been applied retrospectively to our condensed consolidated financial statements for all prior periods. As historically traded loans have settled in the same period, this change in accounting principle had no effect on previously reported operating income, net earnings, shareholders’ equity or cash flows.

Revenue Recognition

The Company operates in several different segments. Revenues are recognized as services are rendered and are summarized as follows:

Electronic payment processing revenue: Electronic payment processing income is derived from the electronic processing of credit and debit card transactions that are authorized and captured through third-party networks. Typically, merchants are charged for these processing services on a percentage of the dollar amount of each transaction plus a flat fee per transaction. Certain merchant customers are charged miscellaneous fees, including fees for handling chargebacks or returns, monthly minimum fees, statement fees and fees for other miscellaneous services. In accordance with Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, revenues derived from the electronic processing of MasterCard® and Visa® sourced credit and debit card transactions are reported gross of amounts paid to sponsor banks.

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

Web hosting revenue: Web hosting revenues are primarily derived from monthly recurring service fees for the use of our web hosting and software support services. Customer set-up fees are billed upon service initiation and are recognized as revenue over the estimated customer relationship period of 2.5 years. Payment for web hosting and related services is generally received one month to three years in advance. Deferred revenues represent customer prepayments for upcoming web hosting and related services.

Income from tax credits: Following an application process, a state will notify a company that it has been certified as a Capco. The state then allocates an aggregate dollar amount of tax credits to the Capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the Capco. The Capco is legally entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements and corresponding non-recapture percentages. At March 31, 2008, the Company had Capcos in seven states and the District of Columbia. Each state statute requires that the Capco invest a threshold percentage of Certified Capital in Qualified Businesses within the time frames specified. As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco program. Such a disqualification, or “decertification” as a Capco results in a recapture of all or a portion of the allocated tax credits; the proportion of the recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks.

As the Capco continues to make its investments in Qualified Businesses and, accordingly, places an increasing proportion of the tax credits beyond recapture, it earns an amount equal to the non-recapturable tax credits and records such amount as “income from tax credits”, with a corresponding asset called “credits in lieu of cash”, in the accompanying condensed consolidated balance sheets. The amount earned and recorded as income is determined by multiplying the total amount of tax credits allocated to the Capco by the percentage of tax credits immune from recapture (the earned income percentage) under the state statute. To the extent that the investment requirements are met ahead of schedule, and the percentage of non-recapturable tax credits is accelerated, the present value of the tax credit earned is recognized currently and the asset, credits in lieu of cash, is accreted up to the amount of tax credits available to the Certified Investors. If the tax credits are earned before the state is required to make delivery (i.e., investment requirements are met ahead of schedule, but credits can only be used by the certified investor in a future year), then the present value of the tax credits earned are recorded upon completion of the requirements, in accordance with Accounting Principles Board Opinion No. 21. The receivable (called “credits in lieu of cash”) is accreted to the annual deliverable amount which can then be delivered to the insurance company investors in lieu of cash interest. Delivery of the tax credits to the Certified Investors results in a decrease of the receivable and the notes payable in credits in lieu of cash.

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

Sales and Servicing of SBA Loans: NSBF originates loans to customers under the SBA program that generally provides for SBA guarantees of 50% to 85% of each loan, subject to a maximum guarantee amount. NSBF sells the guaranteed portion of each loan to a third party and retains the unguaranteed principal portion in its own portfolio. A gain is recognized on these loans through collection on sale of a premium over the adjusted carrying value. Commencing on January 1, 2008, the Company began to recognize the gain on sale of the guaranteed portion of the loans on the trade date rather than the date of settlement. Such transactions are recorded under the terms of Statement of Financial Accounting Standards (“SFAS”) No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” and are recorded as a component of servicing fee and premium income in the condensed consolidated statements of operations. In each loan sale, NSBF retains servicing responsibilities and receives servicing fees of a minimum of 1% of the guaranteed loan portion sold. NSBF is required to estimate its servicing compensation in the calculation of its servicing asset. The purchasers of the loans sold have no recourse to NSBF for failure of customers to pay amounts contractually due.

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

Other income: Other income represents revenues derived from operating units that cannot be aggregated with other business segments. In addition, other income represents one-time recoveries or gains on qualified investments. Revenue is recorded when there is credible evidence of an agreement, the related fees are fixed, the service and/or product has been delivered, and the collection of the related receivable is assured.

The detail of total operating revenues included in the condensed consolidated statements of operations are as follows for the three months ended:

(In thousands):	March 31, 2008	March 31, 2007
Electronic payment processing	$15,183	$12,518
Web hosting	4,276	3,876
Interest income	973	1,497
Income from tax credits	1,463	1,301
Premium income	150	716
Servicing fee	485	444
Insurance commissions	243	238
Other income	747	1,219

Totals	$23,520	$21,809

Electronic Payment Processing Costs

Electronic payment processing costs consist principally of costs directly related to the processing of merchant sales volume, including interchange fees, VISA and MasterCard dues and assessments, bank processing fees and costs paid to third-party processing networks. Such costs are recognized at the time the merchant transactions are processed or when the services are performed. Two of the most significant components of electronic processing expenses include interchange and assessment costs, which are set by the credit card associations. Interchange costs are passed on to the entity issuing the credit card used in the transaction and assessment costs are retained by the credit card associations. Interchange and assessment fees are billed primarily as a percent of dollar volume processed and, to a lesser extent, as a per transaction fee. In addition to costs directly related to the processing of merchant sales volume, electronic payment processing costs also include residual expenses. Residual expenses represent fees paid to third-party sales referral sources. Residual expenses are paid under various formulae as contracted with such third-party referral sources, but are generally linked to revenues derived from merchants successfully referred to the Company and that begin using the Company for merchant processing services. Such residual expenses are typically ongoing as long as the referred merchant remains a customer of the Company and are recognized as expenses as related revenues are recognized in the Company’s condensed consolidated statements of operations.

Restricted Cash

Restricted cash includes cash collateral relating to a letter of credit; monies due on loan-related remittances and insurance premiums received by the Company and due to third parties; cash held by the Capcos restricted for use in managing and operating the Capco, making qualified investments and for the payment of income taxes; and a cash account maintained as a reserve against chargeback losses.

Investments in Qualified Businesses

The various interests that the Company acquires in its qualified investments are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company’s voting interest, or the economics of the transaction if the investee is determined to be a variable interest entity.

Consolidation Method. Investments in which the Company directly or indirectly owns more than 50% of the outstanding voting securities, those the Company has effective control over, or those deemed to be a variable interest entity in which the Company is the primary beneficiary under the provisions of FIN 46R (“FIN 46 consolidated entity”) are generally accounted for under the consolidation method of accounting. Under this method, an investment’s financial position and results of operations are reflected within the Company’s condensed consolidated financial statements. All significant inter-company accounts and transactions are eliminated, including returns of principal, dividends, interest received and investment redemptions. The results of operations and cash flows of a consolidated operating entity are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest, exercised control over the entity for the entire interim period or was otherwise designated as the primary beneficiary. Upon dilution of control below 50%, or upon occurrence of a triggering event requiring reconsideration as to the primary beneficiary of a variable interest entity, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

Equity Method. Investees that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee’s Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee, including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the investee. Under the equity method of accounting, an investee’s accounts are not reflected within the Company’s condensed consolidated financial statements; however, the Company’s share of the earnings or losses of the investee is reflected in the Company’s condensed consolidated financial statements.

Cost Method. Investees not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the net earnings or losses of such companies is not included in the Company’s condensed consolidated financial statements. However, cost method impairment charges are recognized, as necessary, in the Company’s condensed consolidated financial statements. If circumstances suggest that the value of the investee has subsequently recovered, such recovery is not recorded until ultimately liquidated or realized.

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

As of March 31, 2008 the Company had two share-based compensation plans. For the three month period ended March 31, 2008, compensation cost charged to operations for those plans was $123,000 and is included in salaries and benefits in the accompanying condensed consolidated statements of operations. The total income tax benefit recognized in the condensed consolidated statements of operations for the three months ended March 31, 2008 for share-based compensation arrangements was $35,000.

In March 2008, Newtek granted its six independent directors an aggregate of 197,434 options valued at $87,000. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The options vest immediately and expire 10 years from the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions: 5 year expected life, risk-free interest rate of 2.51% and expected volatility of the Company’s stock of 53.48%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The risk-free rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected term was determined using the simplified method under Staff Accounting Bulletin No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies”

There were no other options or restricted stock awards granted during the three months ended March 31, 2008.

As of March 31, 2008, there was $18,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized ratably through the year ending December 31, 2009.

New Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (“GAAP”) and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The impact of adopting both SFAS 157 and SFAS 159 reduced the beginning balance of retained earnings as of January 1, 2008 by $14.3 million, net of tax. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings when they occur. For additional information on the fair value of certain financial assets and liabilities, see Note 3 of the condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income attributable to the parent. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of SFAS 141(R) and SFAS 160 to have a material impact on our consolidated financial statements.

NOTE 3 – FAIR VALUE MEASUREMENT

Effective January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), concurrent with its adoption of SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 157 clarifies the definition of fair value and describes methods available to appropriately measure fair value in accordance with GAAP. SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. SFAS 159 allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur. SFAS 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities. The Company has adopted SFAS 159 effective January 1, 2008 concurrent with the adoption of SFAS 157 for valuing its Capcos’ credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance with the exception of those related to its Wilshire Advisers, LLC Capco. The discussion below is therefore exclusive of Wilshire Advisors, LLC.

The Company adopted SFAS 159 in order to reflect in its financial statements the assumptions that market participants use in evaluating these financial instruments. Under the cost basis of accounting, the discount rates used to calculate the present value of the credits in lieu of cash and notes payable in credits in lieu of cash did not reflect the credit enhancements that the Company’s Capcos obtained from AIG, namely its AA+ rating, for their debt issued to certified investors. Instead the cost paid for the credit enhancements was recorded as prepaid insurance and amortized on a straight-line basis over the term of the credit enhancements.

With the adoption of SFAS 159 and the concurrent adoption of SFAS 157, credits in lieu of cash and notes payable in credits in lieu of cash are valued based on the yields at which financial instruments would change hands between a willing buyer and a willing seller when the former is not under any compulsion to buy and the latter is not under any compulsion to sell, both parties having reasonable knowledge of relevant facts. SFAS 157 requires the fair value of the assets or liabilities to be determined based on the assumptions that market participant’s use in pricing the financial instrument. In developing those assumptions, the Company identified characteristics that distinguish market participants generally, and considered factors specific to (a) the asset type, (b) the principal (or most advantageous) market for the asset group, and (c) market participants with whom the reporting entity would transact in that market.

Based on the aforementioned characteristics and in view of the AIG credit enhancements, the Company believes that market participants purchasing or selling its Capcos’ debt, and therefore its credits in lieu of cash, and notes payable in credits in lieu of cash view nonperformance risk to be equal to the risk of an AIG nonperformance risk and as such both the fair value of credits in lieu of cash and notes payable in credits in lieu of cash should be priced to yield a rate equal to an applicable AIG U.S. Dollar denominated debt instrument. Because the value of notes payable in credits in lieu of cash directly reflects the credit enhancement obtained from AIG, the unamortized cost relating to the credit enhancement will cease to be separately carried as an asset on Company’s condensed consolidated balance sheet and is incorporated in notes payable in credits in lieu of cash.

The Company elected not to apply this method of accounting to one of its Capcos, Wilshire Advisers, LLC, because its debt has a different credit enhancement which makes the debt economically different than the other Capco debt and does not permit the Company to assign the credit risk of the debt to Wilshire Advisers’ insurer, AIG. As such, the Company reports the credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance on a cost basis. For March 31, 2008, these were $260,000, $3,980,000, and $3,775,000, respectively.

The following table summarizes the impact of the change in accounting for Credits in lieu of cash, Prepaid insurance and Notes payable in credits in lieu of cash, and the impact of adopting the fair value option for certain financial instruments on January 1, 2008. Amounts shown represent the carrying value of the affected instruments before and after the changes in accounting resulting from the adoption of SFAS 157 and SFAS 159.

Transition impact:

(In thousands:)	Ending Balance Sheet December 31, 2007	Adoption Net Gain/(Loss)	Opening Balance Sheet January 1, 2008
Impact of electing the fair value option under SFAS 159
Credits in lieu of cash	$92,781	$(4,013)	$88,768
Prepaid insurance	14,738	(11,006)	3,732
Notes payable in credits in lieu of cash	(79,085)	(8,859)	(87,944)

Cumulative-effect adjustment (pre-tax)		(23,878)
Tax impact		9,551

Cumulative-effect adjustment (net of tax), decrease to retained earnings		$(14,327)

The fair value at March 31, 2008 was calculated using fair value hierarchy level two and in the same manner as the valuation at January 1, 2008.

Fair Value Option

Credits in lieu of cash and Notes payable in credits in lieu of cash

The Company elected to account for both credits in lieu of cash and notes payable in credits in lieu of cash at fair value in accordance with SFAS 159 in order to reflect in its financial statements the assumptions that market participant’s use in evaluating these financial instruments.

Prepaid insurance

The Company has determined that the effect of the credit enhancement obtained from AIG, namely the AA+ rating, is inseparable from the notes payable in credits in lieu of cash. In adopting SFAS 159 the prepaid insurance unamortized cost relating to the credit enhancement will cease to be separately carried as an asset on the Company’s condensed consolidated balance sheet and is incorporated in notes payable in credits in lieu of cash.

Fair Value Measurement

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency mortgage-backed debt securities, corporate debt securities, derivative contracts and residential mortgage loans held-for-sale.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly structured or long-term derivative contracts.

As described above, the Company’s Capcos’ debt, enhanced by AIG insurance, effectively bears the nonperformance risk of AIG. Therefore the Company calculates the present value of both the credits in lieu of cash and notes payable in credits in lieu of cash, with the exception of Wilshire Advisers, LLC, using the yield of AIG’s 7.70% Series A-5 Junior Subordinated Debentures. The Company considers this a level 2 input under SFAS 157, since it is a quoted yield for a similar liability that is traded in an active exchange market. The Company selected these debentures as the most representative of the nonperformance risk associated with the CAPCO notes because they are AIG issued notes, were recently issued, and are actively traded.

As of March 31, 2008, the future values of the credits in lieu of cash and notes payable in credits in lieu of cash, exclusive of Wilshire Advisers, LLC, are both $85,686,000. Changes in the future yield of the AIG issued debt selected for valuation purposes will result in changes to the present values of the credits in lieu of cash and notes payable in credits in lieu of cash when calculated for future periods; these changes will be reported through the Company’s consolidated statements of operations.

NOTE 4 – SBA LOANS:

SBA loans are primarily concentrated in the hotel and motel, and restaurant industries, as well as geographically in Florida. Below is a summary of the activity in the SBA loans held for investment, net of SBA loan loss reserves for the three months ended March 31, 2008 (In thousands):

Balance at December 31, 2007	$27,895
SBA loans originated for investment	989
Payments received	(902)
Provision for SBA loan losses	(409)
Loans foreclosed into real estate owned	(29)
Discount on loan originations, net	61

Balance at March 31, 2008	$27,605

Below is a summary of the activity in the reserve for loan losses for the three months ended March 31, 2008 (In thousands):

Balance at December 31, 2007	$2,196
SBA loan loss provision	409
Recoveries	15
Loan charge-offs	(394)

Balance at March 31, 2008	$2,226

Below is a summary of the activity in the SBA loans held for sale for the three months ended March 31, 2008 (In thousands):

Balance at December 31, 2007	$360
Loan originations for sale	3,068
Loans sold	(2,471)

Balance at March 31, 2008	$957

All loans are priced at the prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with the Company. As of March 31, 2008 and December 31, 2007, net SBA loans receivable held for investment with adjustable interest rates amounted to $24,819,000 and $25,806,000, respectively.

For the three months ended March 31, 2008 and 2007, the Company funded approximately $4,058,000 and $11,985,000 in loans and sold approximately $2,471,000 and $6,595,000 of the guaranteed portion of the loans, respectively.

The outstanding balances of loans past due ninety days or more and still accruing interest as of March 31, 2008 and December 31, 2007 amounted to $308,000 and $273,000, respectively.

At March 31, 2008 and December 31, 2007, total impaired non-accrual loans amounted to $6,145,000 and $5,550,000, respectively. For the three months ended March 31, 2008 and for the year ended December 31, 2007, the average balance of impaired non-accrual loans was $6,054,000 and $5,637,000, respectively. Approximately $1,064,000 and $1,008,000 of the allowance for loan losses were allocated against such impaired non-accrual loans, respectively, in accordance with SFAS 114 “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statement No. 5 and 15”. The following is a summary of SBA loans held for investment as of:

(In thousands):	March 31, 2008	December 31, 2007
Due in one year or less	$60	$64
Due between one and five years	1,373	1,392
Due after five years	30,170	30,468

Total	31,603	31,924
Less : Allowance for loan losses	(2,226)	(2,196)
Less: Deferred origination fees, net	(1,772)	(1,833)

Balance (net)	$27,605	$27,895

NOTE 5 – SERVICING ASSETS:

Servicing rights are recognized as assets when SBA loans are sold and the rights to service those loans are retained. As of January 1, 2007, the Company adopted the provisions of SFAS 156 which requires all separately recognized servicing assets to be initially measured at fair value, if practicable. As of January 1, 2007, the Company identified its entire balance in servicing rights as one class of servicing assets for this measurement. The Company reviews capitalized servicing rights for impairment which is performed based on risk strata, which are determined on a disaggregated basis given the predominant risk characteristics of the underlying loans. The predominant risk characteristics are loan term and year of loan origination.

The changes in the value of the Company’s servicing rights for the three months ended March 31, 2008 were as follows:

(In thousands):
Balance at December 31, 2007	$3,099
Servicing assets capitalized	37
Servicing assets amortized	(272)

Balance at March 31, 2008	2,864

Reserve for impairment of servicing assets:
Balance at December 31, 2007	(381)
Additions	—

Balance at March 31, 2008	(381)

Balance at March 31, 2008 (net of reserve)	$2,483

The estimated fair value of capitalized servicing rights was $2,483,000 and $2,718,000 at March 31, 2008 and December 31, 2007, respectively. The estimated fair value of servicing assets at both balance sheet dates was determined using a discount rate of 11.2%, weighted average prepayment speeds ranging from 1% to 23%, depending upon certain characteristics of the loan portfolio, a weighted average life of 3 years, and an average default rate of 4.9%.

The unpaid principal balances of loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others were $149,775,000 and $155,182,000 as of March 31, 2008 and December 31, 2007, respectively.

NOTE 6 – COMMON STOCK:

In connection with a restricted stock award granted in 2007, the Company issued 2,659 common shares to one employee during the three months ended March 31, 2008.

NOTE 7 – WARRANTS:

In March 2008, a warrant was granted to purchase 50,000 shares of the Company’s common stock to a firm performing investor relations for the Company. The warrant vests in six months with an exercise price of $2.00 and expires in March 2018. At March 31, 2008, the warrant was valued at $31,000. The compensation cost that has been charged to operations for these warrants at March 31, 2008 was $2,600 and is included in other operating costs in the accompanying condensed consolidated statements of operations. The fair value of each warrant award is estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions: 10 year expected life, risk-free interest rate of 3.45% and expected volatility of the Company’s stock of 63.76%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The risk-free rate for periods during the expected life of the warrant is based on the U. S. Treasury yield curve in effect at the time of grant. The expected term was determined based on the contractual term of the warrant. In accordance with EITF 96-18, the Company will adjust the value of the warrant to fair value at each measurement date through the date of vesting.

NOTE 8 – TREASURY STOCK:

Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of shareholders’ equity in our condensed consolidated balance sheets. From time-to-time, treasury shares may be reissued as part of our stock-based compensation programs. When shares are reissued, we use the weighted average cost method for determining cost. The difference between the cost of the shares and the issuance price is charged to compensation expense and added or deducted from additional contributed capital.

In March 2006, the Newtek Board of Directors adopted a stock buy-back program authorizing management to enter the market to re-purchase up to 1,000,000 of the Company’s common shares. As of March 31, 2008, the Company has purchased a total of 217,358 treasury shares under that authorization.

In connection with the Company’s 401(k) plan, at December 31, 2007, the Company elected to make a matching contribution in the form of Company stock equal to 50% of the first 2% of employee’s 2007 contributions, up to a maximum match of 1%. In March 2008, in connection with this match, 80,315 treasury shares were transferred to the Company’s 401(k) plan at a value of $1.10 per share.

NOTE 9 – LOSS PER SHARE:

Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common share equivalents is included in the calculation of diluted loss per share only when the effect of their inclusion would be dilutive.

The calculations of loss per share were:

(In thousands except per share data):	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Numerator:
Numerator for basic and diluted EPS—loss from continuing operations	$(2,695)	$(2,694)
Numerator for basic and diluted EPS—loss from discontinued operations	—	(205)

Numerator for basic and diluted EPS—loss available to common shareholders	$(2,695)	$(2,899)

Denominator:
Denominator for basic and diluted EPS—weighted average shares	35,869	35,651
EPS from continuing operations: Basic and diluted	$(0.08)	$(0.07)
EPS from discontinued operations: Basic and diluted	—	(0.01)

EPS: Basic and diluted	$(0.08)	$(0.08)

The amount of anti-dilutive shares/units excluded from the above calculation is as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Stock options and restricted stock	1,033	823
Warrants	216	216
Contingently issuable shares	474	583

NOTE 10 – SUBSEQUENT EVENT:

In March 2008, the Company purchased an additional 100,000 treasury shares for a total purchase price of $105,000 under the Newtek Board of Directors adopted stock buy-back program. The purchase settled in April 2008 and is therefore not included in the accompanying condensed consolidated balance sheet as of March 31, 2008.

NOTE 11 – SEGMENT REPORTING:

Operating segments are organized internally primarily by the type of services provided, and in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has aggregated similar operating segments into six reportable segments: Electronic payment processing, Web hosting, Small business finance, All other, Corporate, and Capcos.

Effective in the first quarter of 2008, the Company made certain changes to its segment reporting to more accurately portray the operation of its businesses. For all segments other than Corporate, intercompany expenses are now charged to the user of the service with a resulting reduction in expense for the provider of the service; no revenue is recorded. Previously the provider showed the expense. This change will better match expenses to the revenues generated by a segment. In addition, the Company moved two finance-related businesses from its All other segment to the Small business finance segment and renamed it such. The new name better characterizes the financing services provided by the segment: the entities consolidated into the segment provide small- and medium-sized businesses with loans of various types including SBA 7a loans as well as receivables financing and earn fees for servicing loans for other lenders. Segment reporting for the current and previous periods reflect these changes.

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

The Electronic payment processing segment is a processor of credit card transactions, as well as a marketer of credit card and check approval services to the small- and medium-sized business market. Expenses include direct costs (included in a separate line captioned electronic payment processing costs), professional fees, salaries and benefits, and other expenses, all of which are included in the respective caption on the condensed consolidated statements of operations.

The Web hosting segment consists of CrystalTech, acquired in July 2004. CrystalTech’s revenues are derived primarily from web hosting services and consist of web hosting and set up fees. CrystalTech generates expenses such as professional fees, payroll and benefits, and depreciation and amortization, which are included in the respective caption on the accompanying condensed consolidated statements of operations, as well as licenses and fees, rent, and general office expenses, all of which are included in other expenses in the respective caption on the condensed consolidated statements of operations.

The Small business finance segment consists of Small Business Lending, Inc., a lender that primarily originates, sells and services government guaranteed SBA 7a loans to qualifying small businesses through its licensed SBA lender, Newtek Small Business Finance (“NSBF”); the Texas Whitestone Group which manages the Company’s Texas Capco and closes loans; and CDS Business Services, Inc. (d/b/a Newtek Business Credit) which provides accounts receivable financing, billing and accounts receivable maintenance services to businesses. NSBF generates revenues from sales of loans, servicing income for those loans retained to service by NSBF and interest income earned on the loans themselves. The lender generates expenses for interest, professional fees, salaries and benefits, depreciation and amortization, and provision for loan losses, all of which are included in the respective caption on the condensed consolidated statements of operations. NSBF also has expenses such as loan recovery expenses, loan processing costs, and other expenses that are all included in the other general and administrative costs caption on the condensed consolidated statements of operations.

The All Other segment includes revenues and expense primarily from qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments. The two largest entities in the segment are Newtek Insurance Agency, LLC, an insurance sales operation, and Business Connect, LLC, a provider of sales and processing services.

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

Management has considered the following characteristics when making its determination of its operating and reportable segments:

•	the nature of the product and services,

•	the type or class of customer for their products and services,

•	the methods used to distribute their products or provide their services, and

•	the nature of the regulatory environment (for example, banking, insurance, or public utilities).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following table presents the Company’s segment information for the periods ended March 31, 2008 and 2007 and total assets as of March 31, 2008 and December 31, 2007 (In thousands):

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Third Party Revenue
Electronic payment processing	$15,211	$12,557
Web hosting	4,282	3,888
Small business finance	1,866	3,011
Capcos	1,636	1,636
All other	661	823
Corporate activities	1,073	1,126

Total reportable segments	24,729	23,041

Eliminations	(1,209)	(1,232)

Consolidated Total	$23,520	$21,809

Inter Segment Revenue
Electronic payment processing	$18	$10
Web hosting	39	46
Small business finance	8	—
Capcos	477	501

All other	177	204
Corporate activities	504	579

Total reportable segments	1,223	1,340
Eliminations	(1,223)	(1,340)

Consolidated Total	$—	$—

Income (loss) before benefit for income taxes and discontinued operations
Electronic payment processing	$1,080	$921
Web hosting	614	929
Small business finance	(1,502)	(118)
Capcos	(1,383)	(3,539)
All other	(556)	(99)
Corporate activities	(2,186)	(2,160)

Totals	$(3,933)	$(4,066)

Depreciation and amortization
Electronic payment processing	$562	$448
Web hosting	818	709
Small business finance	310	277
Capcos	10	10
All other	31	63
Corporate activities	78	60

Totals	$1,809	$1,567

	As of March 31, 2008	As of December 31, 2007
Identifiable assets
Electronic payment processing	$16,481	$16,234
Web hosting	14,174	17,220
Small business finance	43,141	39,885
Capcos	105,737	125,931
All other	10,306	16,012
Corporate activities	3,161	2,534

Consolidated total	$193,000	$217,816

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We are a direct distributor of business services to the small- and medium-sized business market. Our target market represents a very significant marketplace in the United States GDP. According to statistics published by the U.S. Small Business Administration, approximately 51% of the GDP and private sector employment in the United States comes from small businesses, and 99% of businesses in the United States which have one or more employees fit into this market segment. As of March 31, 2008, we had over 88,000 business accounts. We use state-of-the-art web-based proprietary technology to be a low cost acquirer and provider of products and services to our small- and medium-sized business clients. We partner with AIG, Merrill Lynch, Morgan Stanley, the Credit Union National Association with its 8,700 credit unions and 80 million members, Navy Federal Credit Union with 2.7 million members, PSCU Financial Services, Inc., the nation’s largest credit union service organization, Fiserv Solutions, Inc. d/b/a IntegraSys, General Motors Minority Dealers Association and Daimler Chrysler Minority Dealers Association, all of whom have elected to offer certain of our business services and financial products rather than provide some or all of them directly for their customers. We have deemphasized our Capco business in favor of growing our operating businesses and do not anticipate creating any new Capcos in the foreseeable future.

In order to more accurately and transparently portray our financial information and performance, we have simplified the format of this Form 10-Q and our segment reporting. We have simplified our condensed consolidated statements of operations by substantially reflecting the operating performance while expanding the segment profit and loss tables to fully show each segment’s revenues and expenses. Management’s discussion and analysis concentrates on describing segment performance with the aid of these new detailed tables. For expenses other than corporate overhead, intercompany expenses are now charged to the user of the service with a resulting reduction in expense for the provider of the service; for comparability we restated previous segment results to reflect this change as well. We believe this change will better match expenses to the revenues generated by a segment. In addition, we moved two finance-related businesses from our All other segment to the SBA lending segment, now renamed Small business finance. This change recognizes that we have expanded our financing offerings to small- and medium-sized businesses to include multiple loan types and receivables financing and consolidated their management under one operating team. The new name better characterizes this. We also elected to reclassify certain residual fees paid to independent sales agencies and organizations for electronic payment processing accounts they provided to our Electronic payment processing segment from professional fees to electronic payment processing costs; present and previous financial results reflect this change.

Finally, we adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” to better value our Capco notes. By revaluing our assets and liabilities associated with the notes issued by our Capcos, we have endeavored to eliminate much of the non-cash effect the Capcos have on our operations that make unclear the performance of our operations. The adoption has resulted in a one-time after-tax reduction in retained earnings of $14,327,000 and a one-time reduction of $9,551,000 in the deferred tax liability. This will reduce the future burden of non-cash Capco losses by better balancing the non-cash income from tax credits against the non-cash Capco interest expense. For the quarter ended March 31, 2008, the change has resulted in a $1,970,000 reduction of the Capco non-cash loss that is income from tax credits less Capco interest expense and the amortization of prepaid Capco note insurance expense. Because we chose to adopt a new rule, we have not restated previous financial results.

For the quarter ended March 31, 2008, we had a net loss of $2,695,000 on revenues of $23,520,000. Total revenues increased by $1,711,000, or 7.8%, from $21,809,000 for the quarter ended March 31, 2007 principally due to increased revenues in the Electronic payment processing and Web hosting segments, offset by decreases in revenues from our Small business finance, Capcos, All other and Corporate activities segments. The reduction in the net loss of $204,000 from the first quarter of 2007 reflects improvements in income from operations for the Electronic payment processing segment from increased sales and a reduction in loss in the Capco segment from the adoption of SFAS 159, offset by a decrease in income from operations for the Web hosting segment and increased losses in the Small business finance and All other segments against the same period for 2007. The Corporate activities segment losses were unchanged quarter over quarter. The Web hosting segment incurred increased rent and electricity in connection with a move to a larger server facility as well as increased payroll expenses that offset higher revenues while the Small business finance segment sold substantially fewer loans held for sale while experiencing a material decrease in the premium received and servicing income created upon NSBF’s sale of guaranteed portions of loans because of marketplace conditions. We discuss the segments in detail below.

The Company’s reportable business segments are:

Electronic Payment Processing: Marketing, credit card processing and check approval services to the small- and medium-sized business market.

Web Hosting: CrystalTech Web Hosting, Inc., which offers shared and dedicated web hosting and related services to the small- and medium-sized business market.

Small Business Finance: Newtek Small Business Finance, Inc., a nationally licensed, U.S. Small Business Administration lender that originates, sells and services loans to qualifying small businesses, which are partially guaranteed by the SBA. Texas Whitestone Group performs the closing function for all SBA 7a loans underwritten by NSBF. CDS Business Services, Inc. (d/b/a Newtek Business Credit) provides financing services to businesses by purchasing their receivables at a discounted rate. In addition, the Company provides billing and accounts receivable maintenance services to businesses.

All Other: Includes results from businesses formed from Investments in Qualified Businesses made through Capco programs which cannot be aggregated with other operating segments.

Corporate Activities: Revenue and expenses not allocated to our other segments, including interest income, Capco management fee income and corporate operations expenses.

Capcos: Fifteen certified capital companies, which invest in small- and medium-sized businesses. They generate non-cash income from tax credits and non-cash interest and insurance expenses (with the adoption of SFAS 159 the amount of insurance expense reported for all Capcos but Wilshire Advisers, LLC has been eliminated starting with the quarter ended March 31, 2008).

Segment Results:

The results of the Company’s reportable segments for the three months ended March 31, 2008 and 2007 are discussed below.

Electronic Payment Processing

(In thousands):	Three months Ended March 31:		$ Change	% Change
	2008	2007
Revenue:
Electronic payment processing	$15,181	$12,523	$2,658	21%
Interest income	30	34	(4)	(12)%

Total revenue	15,211	12,557	2,654	21%

Expenses:
Electronic payment processing costs	12,225	9,864	2,361	24%
Salaries and benefits	1,064	985	79	8%
Professional fees	67	48	19	40%
Depreciation and amortization	562	448	114	25%
Other general and administrative costs	213	291	(78)	(27)%

Total expenses	14,131	11,636	2,495	21%

Income from continuing operations before benefit for income taxes and discontinued operations	$1,080	$921	$159	17%

Electronic payment processing revenues increased $2,658,000 or 21% between periods. The effect on total revenues of an increase in revenues from acquired portfolios was approximately 3%, principally the result of acquiring two significant merchant portfolios between periods. The remaining increase in organic revenues of 18% is the result of an increase in merchant sales volume processed between years. The increase in merchant sales volume between years is the result of both an increase in the average number of active processing merchants between years of 10% to 7,010 merchants and an increase of approximately 8% in the average monthly processing volume per merchant. The increase in the average monthly processing volume per merchant reflects a combination of growth in sales volume from existing merchants as well as the addition of several new higher average sales volume merchants between years.

Expenses increased $2,495,000 or 21% between periods. Electronic payment processing costs increased $2,361,000 or 24% between years with 3% of the increase resulting from acquired portfolios. Organic merchant processing costs increased 18% between years in line with the increase in revenues from related merchant processing sales volume. The remaining increase in electronic payment processing costs of 3% is due to the effect of an increase in residual payments to third-party independent sales agencies and representatives. The increase in such residual payments reflects both higher residual percentage payments to select third-party sales referral sources in order to provide for additional incentives to their sales forces for merchant referrals and the growth of such third-party sales on a sales mix basis. Excluding depreciation and amortization, all other costs increased only 1% between years principally as the result of staffing and office consolidation efforts resulting in certain related expense reductions. Depreciation and amortization increased by $115,000 due to the acquisition of merchant portfolios between years.

Web Hosting

(In thousands):	Three months Ended March 31:		$ Change	% Change
	2008	2007
Revenue:
Web hosting	$4,276	$3,875	$401	10%
Interest income	6	9	(3)	(33)%
Other income	—	4	(4)	(100)%

Total revenue	4,282	3,888	394	10%

Expenses:
Salaries and benefits	1,195	1,006	189	19%
Interest	16	77	(61)	(79)%
Professional fees	26	17	9	53%
Depreciation and amortization	818	709	109	15%
Other general and administrative costs	1,613	1,150	463	40%

Total expenses	3,668	2,959	709	24%

Income from continuing operations before benefit for income taxes and discontinued operations	$614	$929	$(315)	(34)%

Revenue is derived primarily from monthly recurring fees from hosting dedicated and shared websites. Revenue between periods increased $401,000, or 10%, to $4,276,000 in 2008 due to organic growth of hosted websites. CrystalTech combined service and plan enhancements with various sales promotions, including free setup fees and/or free additional months of service for new customers who prepay for a period of time ranging from two to 12 months, to help drive growth in sites and revenue. The increase in revenue reflects that the quarter’s average of the month-end number of total websites increased 7,813 in the first quarter 2008 as compared to the first quarter 2007, or 13%, to 67,918 from 60,105. The average number of dedicated websites, which generate a higher monthly fee versus shared websites, increased by 413 between periods, or 22%, to an average of 2,282 per month from an average of 1,869 per month in the first quarter 2007. The average number of shared websites increased 7,399, or 13%, to an average of 65,636 per month in the first quarter 2008, from an average of 58,237 per month in the first quarter 2007.

The majority of the $709,000 increase in expenses between periods reflects the increase in other general and administrative costs. This was primarily due to a $342,000 increase in rent and utilities reflecting CrystalTech’s move to a larger data center location in 2007 to support its growing business. The new space should be sufficient to house growth beyond 2008. The increase in other expenses included a $73,000 increase in additional software licenses required for additional servers, a $25,000 increase in telephone and internet costs and a $24,000 increase in credit card processing costs, all in line with the growth in websites, offset in part by a decrease of $14,000 to other miscellaneous costs. Salaries and benefits increased $189,000, a slightly higher rate than revenue growth, due to the addition of sales, marketing and customer service personnel to existing staff; CrystalTech expects the growth in salaries and benefits to remain comparable to its forecasted increase in revenues for the remainder of the year. The $109,000 increase in depreciation and amortization was primarily due to capital expenditures between periods of approximately $2,840,000 for additional website hosting servers and the acquisition of website software. The increase in operating expenses was offset, in part, by a $61,000 decrease in interest expense due to lower borrowings during the first quarter 2008.

The income before provision for income taxes decreased $315,000 in the first quarter 2008 compared to the first quarter 2007, principally because the growth in expenses outpaced the growth in revenues thereby reducing operating margins. This was primarily due to the added rent and electricity expense for the new data center, the effect of which will be mitigated during the course of the year as more of its capacity is utilized.

Small Business Finance

(In thousands):	Three months Ended March 31:		$ Change	% Change
	2008	2007
Revenue:
Premium income	$150	$716	$(566)	(79)%
Servicing fee	485	444	41	9%
Interest income	686	932	(246)	(26)%
Management fees	146	146	—	—
Other income	399	773	(374)	(48)%

Total revenue	1,866	3,011	(1,145)	(38)%

Expenses:
Salaries and benefits	1,303	1,206	97	8%
Interest	502	634	(132)	(21)%
Management fees	115	115	—	—
Professional fees	139	58	81	140%
Depreciation and amortization	310	277	33	(12)%
Provision for loan losses	439	167	272	163%
Other general and administrative costs	560	672	(112)	(17)%

Total expenses	3,368	3,129	239	8%

Loss from continuing operations before benefit for income taxes and discontinued operations	$(1,502)	$(118)	$(1,384)	(1,173)%

Revenue is derived primarily from premium income generated by the sale of the guaranteed and unguaranteed portions of SBA loans, interest income on SBA loans held for investment, servicing fee income on the guaranteed portions of SBA loans previously sold, servicing income for loans originated by other lenders for which NSBF is the servicer, and financing and billing services, classified as other income above, provided by Newtek Business Credit (“NBC”). Most SBA loans originated by NSBF charge an interest rate equal to the Prime rate plus an additional percentage amount; the interest rate resets to the current Prime rate on a monthly or quarterly basis which will result in changes to the amount of interest accrued for that month and going forward and a re-amortization of a loan’s payment amount until maturity.

The decrease in premium income resulted from a reduction in loan originations in the current quarter attributable to the Company becoming more conservative with respect to the loans that it underwrites and originates in the current credit environment. The Company sold nine guaranteed loans in the three months ended March 31, 2008, aggregating $1,673,912 compared to 25 loans sold aggregating $6,595,000 in the same period for the prior year, a reduction of 75% in dollar terms. The decrease in premium income was also affected by the percentage of premium recognized on the sales; beginning in the third quarter of 2007, NSBF experienced a material reduction in the pricing of the guaranteed portion of SBA loans due to market conditions. The Company recognized an average premium on sale of 109.90% for the first quarter of 2007 compared with an average of 108.57% for the same period in 2008. Should the pricing remain at this level or decline it will continue to adversely affect revenues, and therefore the segment’s performance in the future.

The increase in servicing fee income related to SBA loans was attributable to the Company recognizing $86,000 from income associated with the servicing of an SBA portfolio for a savings bank in New York as well as servicing fees from the SBA in the three months ended March 31, 2008 compared to $29,000 in the three months ended March 31, 2007. This increase was partially offset by a decrease in servicing income from its loan portfolio as a result of a decrease in the NSBF servicing portfolio quarter over quarter and to a lesser extent a decline in the servicing rate. The average NSBF servicing portfolio for the quarter ended March 31, 2008 was $132,470,000 compared with $136,567,000 for the quarter ended March 31, 2007. Over the same period, NSBF experienced a reduction in the servicing retained on the guaranteed portion of SBA loans sold from an average of 1.33% for the first quarter of 2007 to an average of 1.00%, the minimum allowed by the SBA, for the first quarter of 2008. This reduction did not result in a material decrease in servicing fee income recognized on the guaranteed portion of SBA loans sold in 2008; however, it will negatively impact servicing fee income in the future.

Interest income decreased by $246,000 due to a decrease in the average outstanding portfolio from $37,267,000 in the first three months of 2007 to $32,626,000 in the first three months of 2008 as well as a decrease in the average interest rate being charged to borrowers from 10.71% to 9.77% due to a reduction in the prime rate.

Other income decreased by $374,000 predominately due to a decrease in revenue earned by Newtek Business Credit. For the three months ended March 31, 2008, NBC had revenue of $302,000 and purchased $2,852,000 of receivables from an average customer base of 127 compared to revenue of $550,000 on $5,743,000 of receivables purchases with an average customer base of 157 for the three months ended March 31, 2007.

The provision for loan losses increased by $272,000 to $439,000 for the three months ended March 31, 2008 from $167,000 for the three months ended March 31, 2007. This increase was a result of an increase in charge-offs as well as an increase in the average non-performing portfolio from $5,369,000 for the three months ended March 31, 2007 to $6,054,000 for the three months ended March 31, 2008. This increase in nonperforming loans is attributable to the portfolio being more seasoned and as a result higher non-performing percentages are expected versus the earlier years. Consideration in arriving at the provision for loan loss included past and current loss experience, current portfolio composition and the evaluation of real estate collateral as well as current economic conditions.

Salaries and benefits increased by $97,000 due to additional personnel added to service strategic portfolio acquisitions and referral sources and increased compensation and benefit costs quarter over quarter. Professional fees for the three months ended March 31, 2008 increased by $81,000 primarily due to an increase in tax related and consulting expenses.

After deducting the amortization of deferred financing costs associated with the lines of credit held by NSBF and NBC of $118,000 for the three months ended March 31, 2007 and $131,000 for the three months ended March 31, 2008, interest expense decreased from $516,000 to $405,000 for the same periods, respectively. This decrease was attributable to a decrease in the prime lending rate quarter over quarter, offset by an increase in interest expense associated with NBC. In February 2007, NBC closed a two-year, $10,000,000 line of credit with Wells Fargo. Thus, NBC only incurred one month of interest expense associated with the Wells Fargo line in the first quarter of 2007 as compared to three months of interest in the first quarter of 2008. The interest rate is Prime plus 2% with interest on the line being paid monthly in arrears and on a minimum outstanding line balance of $2,000,000.

The $1,384,000 increase in loss quarter over quarter primarily resulted from the reduction in premium income at NSBF and the reduction in discount fees at NBC.

Capcos

(In thousands):	Three months Ended March 31:		$ Change	% Change
	2008	2007
Revenue:
Income from tax credits	$1,464	$1,301	$163	13%
Interest income	169	285	(116)	(41)%
Other income	3	50	(47)	(94)%

Total revenue	1,636	1,636	—	—

Expenses:
Salaries and benefits	—	12	(12)	(100)%
Interest	1,753	3,134	(1,381)	(44)%
Management fees	1,094	1,117	(23)	(2)%
Professional fees	176	187	(11)	(6)%
Depreciation and amortization	10	10	—	—
Insurance	4	740	(736)	(99)%
Other general and administrative costs	84	98	(14)	(14)%

Total expenses	3,121	5,298	(2,177)	(41)%

Loss from continuing operations before minority interest, benefit for income taxes and discontinued operations	(1,485)	(3,662)	(2,177)	(59)%
Minority interest	102	123	(21)	(17)%

Loss from continuing operations before benefit for income taxes and discontinued operations	$(1,383)	$(3,539)	$(2,156)	(61)%

As described above and in Note 3 to the condensed consolidated financial statements, effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” concurrent with its adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” for substantially all credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance. These are the financial assets and liability associated with the Company’s Capco notes that are reported within the Company’s Capco segment. The table above reflects the effects of the adoption of fair value measurement on the income and expense items (income from tax credits, interest expense and insurance expense) related to the revalued financial assets and liability for the three months ended March 31, 2008. The results for 2007 reflect the previous use of cost basis accounting.

Revenue is derived primarily from non-cash income from tax credits. The increase in first quarter 2008 revenue versus the first quarter 2007 reflects the effect of the higher interest rate used under fair value accounting than that previously used under cost basis accounting. The amount of future revenue will fluctuate with future interest rates. However, over future periods, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense; for the first quarter 2007 the amortization of the prepaid insurance purchased at the funding date was a major expense component. The revaluation of the Notes payable in credits in lieu of cash on January 1, 2008 at a lower interest rate reflecting the risk in the security (as more fully described in Note 3 to the condensed consolidated financial statements) resulted in an increase in the liability and a commensurate substantial decrease in the interest expense compared to that under the cost basis of accounting. Because the liability now imbeds the value of the prepaid insurance, the Prepaid insurance asset and its amortization have been substantially reduced.

For the three months ended March 31, 2008, adoption of SFAS 159 resulted in a $2,276,000 reduction of the net non-cash loss calculated by subtracting interest expense and amortization of prepaid insurance from income from tax credits to $293,000 from that of $2,569,000 for the three months ended March 31, 2007, which was calculated on a cost basis.

Because the Company does not anticipate creating any new Capcos in the foreseeable future, we anticipate that our Capco segment will incur losses going forward through 2010. The Capcos will continue to earn cash investment income on their cash balances and incur cash management fees and operating expenses. The amount of cash available for investment and to pay management fees will be primarily dependent upon future returns generated from investments in qualified businesses. Income from tax credits will consist solely of accretion of the discounted value of the declining dollar amount of tax credits the Capcos will receive in the future; the Capcos will continue to incur non-cash interest expense.

The annual non-cash revenue and expenses are projected as follows (assuming interest rates remain constant over the period):

(In thousands):	2008	2009	2010	2011	2012	Thereafter	Total
Income from tax credits revenue	$6,020	$4,592	$3,356	$2,114	$1,048	$891	$18,021
Accretion of interest expense	(6,650)	(4,895)	(3,344)	(2,012)	(971)	(814)	(18,686)
Amortization of prepaid insurance	(15)	(0)	(0)	(0)	(0)	(0)	(15)

Non-cash (loss) income	$(645)	$(303)	$12	$102	$77	$77	$(680)

All Other

(In thousands):	Three months Ended March 31:		$ Change	% Change
	2008	2007
Revenue:
Interest income	$74	$197	$(123)	(62)%
Insurance commissions	243	238	5	2%
Other income	344	388	(44)	(11)%

Total revenue	661	823	(162)	(20)%

Expenses:
Salaries and benefits	850	442	408	92%
Professional fees	104	182	(78)	(43)%
Depreciation and amortization	31	63	(32)	(50)%
Other general and administrative costs	233	236	(3)	(1)%

Total expenses	1,218	923	295	32%

Loss from continuing operations before minority interest, benefit for income taxes and discontinued operations	(557)	(100)	(457)	(457)%
Minority interest	1	1	—	—

Loss from continuing operations before benefit for income taxes and discontinued operations	$(556)	$(99)	$(457)	(462)%

The All Other segment includes revenues and expense primarily from qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments. As described above, certain entities previously consolidated with the All Other segment were transferred to the Small Business Finance segment. The table above reflects those changes for the three months ended March 31, 2008 and 2007.

The revenue decrease of $162,000 is primarily due to a reduction in interest income as a result of a decrease in cash and cash equivalents during the first quarter of 2008 as compared with the first quarter of 2007. Revenue at the insurance agency remained unchanged for the three months ended March 31, 2008 and 2007. Loss before benefit for income taxes increased by $457,000 during the first quarter of 2008 as compared with the first quarter of 2007, primarily due to the increased expense associated with additional customer service and sales staff for the insurance agency and Texas entities in anticipation of future growth.

Corporate activities

	Three months Ended March 31:		$ Change	% Change
(In thousands):	2008	2007
Revenue:
Management fees	$1,062	$1,085	$(23)	(2)%
Interest income	9	35	(26)	(74)%
Other income	2	6	(4)	(67)%

Total revenue	1,073	1,126	(53)	(5)%

Expenses:
Salaries and benefits	2,166	1,745	421	24%
Interest	19	39	(20)	(51)%
Professional fees	327	630	(303)	(48)%
Depreciation and amortization	78	60	18	30%
Other general and administrative costs	669	812	(143)	(18)%

Total expenses	3,259	3,286	(27)	(1)%

Loss from continuing operations before benefit for income taxes and discontinued operations	$(2,186)	$(2,160)	$(26)	(1)%

Revenue is derived primarily from management fees earned from the Capcos, which amount to 2.5% of certified capital. Management fee revenue declined 2%, or $23,000, to $1,062,000 for the three month period ended March 31, 2008 from $1,085,000 during the first quarter of 2007; management fees are expected to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees then such fees are not accrued. Overall revenues declined 5% reflecting a reduction in interest income on cash investments due to a decrease in both the rate of interest received on the investments and the amount of cash held by the Capcos.

Expenses declined $36,000, or 1%, in the first quarter of 2008 from the comparable period in 2007. A 24%, or $421,000 increase in Salaries and benefits for additional marketing and human resources staff was offset by a $303,000 decline in Professional fees and a $164,000 decline in Other expenses both of which reflected expenses incurred in the Company’s consolidation of and move to new headquarters space in the first quarter of 2007. The Company expects Salaries and benefits to remain static or slightly decline from its current level over the remainder of 2008.

A summary of the Company’s cash flows provided by (used in) operating activities by segment is as follows:

NEWTEK BUSINESS SERVICES INC. AND SUBSIDIARIES

Cash Flows from Operating Activities by Segment

For the three months ended March 31, 2008

Business Services Segments						Total Business Services Segments	CAPCO Segment	Eliminations	Total
Electronic Payment Processing	Web Hosting	Small Business Finance	All Other	Corporate Activities
$15,211	$4,282	$1,866	$661	$1,073	Operating revenues	$23,093	$1,636	$(1,209)	$23,520
14,131	3,668	3,368	1,217	3,259	Operating expenses and minority interest	25,643	3,019	(1,209)	27,453

1,080	614	(1,502)	(556)	(2,186)	Income (loss) before (provision) benefit for income taxes	(2,550)	(1,383)	—	(3,933)
(420)	(333)	13	259	1,028	(Provision) benefit for income taxes	547	691	—	1,238

660	281	(1,489)	(297)	(1,158)	Net income (loss)	(2,003)	(692)	—	(2,695)

					Non-Cash:
—	—		—	—	Income from tax credits	—	(1,464)	—	(1,464)
562	818	310	31	78	Depreciation and amortization	1,799	10	—	1,809
—	—	—	—	—	Accretion of interest expense	—	1,749	—	1,749
418	286	(13)	(259)	(1,031)	Deferred income taxes	(599)	(691)	—	(1,290)
—	—	409	—	—	Provision for loan losses	409	—	—	409
—	8	65	2	118	Other non-cash – net	193	(184)	—	9
					Change in assets and liabilities:
—	—	(597)	—	—	SBA loans originated over proceeds from sale of SBA loans	(597)	—	—	(597)
(397)	67	(167)	117	(308)	Prepaid expenses, accounts receivable and other assets	(688)	(4)	—	(692)
222	4	(508)	(387)	(473)	Accounts payable, accrued expenses and deferred revenue	(1,142)	(221)	—	(1,363)
—	—	65	68	—	Other – net	133	4	—	137

$1,465	$1,464	$(1,925)	$(725)	$(2,774)	Net cash provided by (used in operations)	$(2,495)	$(1,493)	$—	$(3,988)

Our operating businesses are dependent on the health of the small- and medium-sized segments of the U.S. economy. The continuing rise in interest rates, along with the rise in gas and commodity prices, could have a negative impact on consumer spending which could adversely impact our customers. This could also negatively impact the value of commercial and residential real estate, which could adversely impact the loan portfolio of our Small Business Finance segment.

Critical Accounting Policies and Estimates:

The Company’s significant accounting policies are described in Note 1 of the Notes to Condensed Consolidated Financial Statements included in its Form 10-K for the fiscal year ended December 31, 2007. A discussion of the Company’s critical accounting policies, and the related estimates, are included in Management’s Discussion and Analysis of Results of Operations and Financial Position in its Form 10-K for the fiscal year ended December 31, 2007. There have been no significant changes in the Company’s existing accounting policies or estimates since its fiscal year ended December 31, 2007, other than the adoption of SFAS 157 and SFAS 159.

Liquidity and Capital Resources

(Dollars in thousands)

	For the Three Months Ended March 31,
	2008	2007
Net cash used in operating activities	$(3,988)	$(4,135)
Net cash provided by investing activities	1,013	3,682
Net cash (used in) provided by financing activities	(2,167)	3,634

Net (decrease) increase in cash and cash equivalents	(5,142)	3,181

Cash and cash equivalents, beginning of period	25,372	26,685

Cash and cash equivalents, end of period	$20,230	$29,866

Cash requirements and liquidity needs over the next twelve months are anticipated to be funded primarily through our capacity to borrow from our $10 million North Fork line of credit through CrystalTech, the $50 million GE line of credit to originate and warehouse the guaranteed and unguaranteed portion of loans held by our SBA lending unit, the $10 million Wells Fargo line of credit to purchase receivables through CDS, and available cash and cash equivalents. The availability of the lending facilities is subject to the compliance with certain covenants and in addition, for the GE and Wells Fargo lines, the amount of collateral and collateral requirements, as set forth in the agreements. At March 31, 2008, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $20,230,000, and $10,000,000, $2,097,000 and $69,000 available through the North Fork, GE, and Wells Fargo lines of credit, respectively.

We believe our loan loss reserves, which are evaluated monthly on a loan-by-loan basis, along with our collateral monitoring practices are adequate. While we are aware of the changing conditions occurring nationally in the residential real estate market, loans within the portfolio are typically repaid by the business’ cash flow and secured by business collateral and personal assets of the business owner and/or guarantors which may include residential real estate as supplemental collateral. We follow the SBA standard operating procedure with respect to obtaining collateral on our loans. This typically includes all business assets and frequently includes personal assets of the owners and/or guarantors.

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

Restricted cash totaling $10,755,000 which is primarily held in the Capcos, can be used in managing and operating the Capcos, making qualified investments, to repay debt obligations and for the payment of income taxes.

Net cash flows used in operating activities decreased $147,000 to $(3,988,000) for the three months ended March 31, 2008 compared to $(4,135,000) for the three months ended March 31, 2007, primarily due to a $204,000 increase in net loss for the period ended March 31, 2008 versus the same period last year, offset by a decrease in loan originations for the three month period ended March 31, 2008 as compared to the same period last year.

Net cash flows provided by investing activities primarily includes the purchase of fixed assets and customer accounts, activity regarding the unguaranteed portions of SBA loans, changes in restricted cash and activities involving investments in qualified businesses. Net cash flows provided by investing activities decreased by $2,669,000 to $1,013,000 for the three months ended March 31, 2008 compared to $3,682,000 for the three months ended March 31, 2007. The decline was due primarily to greater returns from qualified investments in 2007 as well as proceeds from the sale of an asset held for sale during the first quarter of 2007.

Net cash flows (used in) provided by financing activities primarily includes repayments on notes payable (AI Credit, the proceeds of which were used to finance Capco activities; TICC, which were funds borrowed by CrystalTech Web Hosting, Inc., and paid off in full during 2006 and 2007), and the net borrowings (repayments) on bank notes payable to North Fork, Wells Fargo, and GE. Net cash flows (used in) provided by financing activities decreased by $5,801,000 to $(2,167,000) for the three months ended March 31, 2008 from $3,634,000 for the three months ended March 31, 2007. The primary reason for the decline was the net cash provided by a $2,050,000 reduction in restricted cash in CDS for the three months ended March 31, 2007 and a $(2,933,000) change in net borrowings (repayments) on bank notes payable of $(2,026,000) during the three- month period ended March 31, 2008, from net borrowings of $907,000 for the three months ended March 31, 2007.

Historically, Newtek has funded its operations through the issuance of notes to insurance companies through the Capco programs. We are not anticipating any cash flow from new Capco programs for the foreseeable future. We believe our cash flow generated by our operating companies, available borrowing capacity, existing cash and cash equivalents, and other investments should provide adequate funds for continuing operations and to fund principal and interest payments on our debt.

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

Because the SBA lender borrows money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. The Company had outstanding bank notes payable of approximately $20,040,000 at March 31, 2008. Interest rates on such notes are variable ranging between Prime plus 0.25%-2.0% or LIBOR plus 2.50%. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of decreasing interest rates, our revenue from interest income would decrease, which would reduce our net operating income. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have the effect of a net increase (decrease) in assets by less than 1% as of March 31, 2008. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not take into account potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect a net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

In addition, we do not have significant exposure to changing interest rates on invested cash, which were approximately $30,985,000 and $38,320,000 at March 31, 2008 and December 31, 2007, respectively. The Company invests cash mainly in money market accounts and other investment-grade securities and does not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Limitations

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurances that the control system’s objectives will be met. Furthermore, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We periodically evaluate our internal controls and make changes to improve them.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any material pending litigation. We and/or one or more of our investee companies are involved in lawsuits regarding wrongful termination claims by employees or consultants, none of which are individually or in the aggregate material to Newtek.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In March 2008, a warrant was granted to purchase 50,000 shares of the Company’s common stock to a firm performing investor relations for the Company. The warrant vests in six months with an exercise price of $2.00 and expires in March 2018. At March 31, 2008, the warrant was valued at $31,000. The warrant was issued in exchange for services in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 6.	Exhibits

Exhibit Number	Description
3.1.1	Restated Certificate of Incorporation of Newtek Business Services, Inc., dated April 14, 2008.

18.1	Preferability letter from J. H. Cohn LLP dated May 13, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: May 13, 2008	By:	/s/ Barry Sloane
Barry Sloane
Chairman of the Board, Chief Executive Officer and Secretary

Date: May 13, 2008	By:	/s/ Seth A. Cohen
Seth A. Cohen
Chief Financial Officer and Treasurer

Date: May 13, 2008	By:	/s/ Eyal Amsalem
Eyal Amsalem
Chief Accounting Officer and Controller