Form 10-Q
period 2008-06-30
NEWTEK BUSINESS SERVICES INC
filed 2008-08-12
CIK 1094019

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, there were 36,979,212 of the Company’s Common Shares issued and outstanding.

Item 1.	Financial Statements

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(In Thousands, except for Per Share Data)

	Three Months ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating revenues	$24,630	$23,411	$48,150	$45,220

Operating expenses:
Electronic payment processing costs	12,925	10,533	25,149	20,398
Salaries and benefits	5,985	5,340	12,564	10,737
Interest	2,194	3,776	4,483	7,659
Depreciation and amortization	1,766	1,641	3,576	3,208
Other operating costs	4,450	4,995	9,103	10,282

Total operating expenses	27,320	26,285	54,875	52,284

Operating loss from continuing operations before fair market value adjustment, minority interest, benefit for income taxes, and discontinued operations	(2,690)	(2,874)	(6,725)	(7,064)
Net change in fair market value of credits in lieu of cash and notes payable in credits in lieu of cash	61	—	61	—
Minority interest	123	56	226	180

Loss from continuing operations before benefit for income taxes and discontinued operations	(2,506)	(2,818)	(6,438)	(6,884)
Benefit for income taxes	524	717	1,762	2,089

Loss from continuing operations	(1,982)	(2,101)	(4,676)	(4,795)
Discontinued operations, net of taxes	—	(286)	—	(491)

Net loss	$(1,982)	$(2,387)	$(4,676)	$(5,286)

Weighted average common shares outstanding:
Basic and diluted	35,750	35,868	35,809	35,720
Loss per share from continuing operations:
Basic and diluted	$(0.06)	$(0.06)	$(0.13)	$(0.13)
Loss per share from discontinued operations, net of taxes:
Basic and diluted	—	(0.01)	—	(0.02)

Basic and diluted loss per share	$(0.06)	$(0.07)	$(0.13)	$(0.15)

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

(In Thousands, except for Per Share Data)

	June 30, 2008	December 31, 2007
	Unaudited	(Note 1)
ASSETS
Cash and cash equivalents	$16,946	$25,372
Restricted cash	11,089	12,948
Credits in lieu of cash	80,078	92,781
SBA loans held for investment (net of reserve for loan losses of $2,484, and $2,196, respectively)	28,279	27,895
Accounts receivable (net of allowance of $500 and $321, respectively)	4,765	3,957
SBA loans held for sale	1,519	360
Broker receivable	5,646	—
Prepaid and structured insurance	—	14,738
Prepaid expenses and other assets (net of accumulated amortization of deferred financing costs of $1,880 and $1,593, respectively)	9,256	9,789
Servicing asset (net of accumulated amortization and allowances of $3,551 and $3,160, respectively)	2,462	2,718
Fixed assets (net of accumulated depreciation and amortization of $8,026 and $6,616, respectively)	5,349	5,433
Intangible assets (net of accumulated amortization of $10,306 and $8,775, respectively)	7,867	8,829
Goodwill	12,996	12,996

Total assets	$186,252	$217,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$8,070	$10,259
Notes payable	27,695	26,765
Deferred revenue	2,351	2,032
Notes payable in credits in lieu of cash	79,772	79,085
Deferred tax liability	6,168	17,880

Total liabilities	124,056	136,021

Minority interest	4,599	4,970

Commitments and contingencies
Shareholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, issued and outstanding 36,109 and 36,081, respectively, not including 474 and 583 shares held in escrow, respectively, and 473 held by an affiliate)	722	722
Additional paid-in capital	56,275	56,161
Retained earnings	1,242	20,245
Treasury stock, at cost (625 and 217 shares, respectively)	(642)	(303)

Total shareholders’ equity	57,597	76,825

Total liabilities and shareholders’ equity	$186,252	$217,816

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(In Thousands)

	2008	2007
Cash flows from operating activities:
Net loss	$(4,676)	$(5,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from tax credits, net of FV adjustment	(1,447)	(2,621)
Accretion of interest expense, net of FV adjustment	1,886	6,082
Deferred income taxes	(2,161)	(2,695)
Depreciation and amortization	3,576	3,530
Gain on sale/recovery of investments	—	(1,032)
Provision for loan losses	857	372
Other, net	(256)	36
Changes in operating assets and liabilities:
Originations of SBA loans held for sale	(10,977)	(14,284)
Proceeds from sale of SBA loans held for sale	9,818	13,707
Broker receivable	(5,646)	—
Prepaid expenses and other assets, accounts receivable and accrued interest receivable	(324)	980
Accounts payable, accrued expenses and deferred revenue	(1,802)	(1,476)
Other, net	270	(782)

Net cash used in operating activities	(10,882)	(3,469)

Cash flows from investing activities:
Investments in qualified businesses	(886)	—
Return of investments in qualified businesses	797	1,862
Purchase of fixed assets and customer merchant accounts	(2,018)	(1,825)
SBA loans originated for investment, net	(3,459)	(4,321)
Payments received on SBA loans	2,333	3,993
Proceeds from sale of SBA loans held for investment	—	1,950
Proceeds from sale of asset held for sale	—	1,572
Proceeds from sale of U.S Treasury Notes	—	2,081
Change in restricted cash	1,469	4,066
Other	—	177

Net cash (used in) provided by investing activities	(1,764)	9,555

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (CONTINUED)

	2008	2007
Cash flows from financing activities:
Proceeds from notes payable	—	5,073
Repayments of notes payable	(338)	(8,766)
Change in restricted cash relating to CDS financing	—	2,050
Purchase of treasury shares	(451)	(24)
Net proceeds (repayments) on bank notes payable	5,157	(2,954)
Other	(148)	(135)

Net cash provided by (used in) financing activities	4,220	(4,756)

Net (decrease) increase in cash and cash equivalents	(8,426)	1,330
Cash and cash equivalents - beginning of period	25,372	26,685

Cash and cash equivalents - end of period	$16,946	$28,015

Supplemental disclosure of cash flow activities:

Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$10,136	$9,991

Conversion of note payable to minority interest	$—	$1,000

Reduction of structured insurance product and notes payable – Certified Investors	$3,810	$—

Issuance of treasury shares for 401k match	$112	$—

Effects of CDS Business Services, Inc. consolidation (excludes intercompany balances):
Additions to assets:
Cash	$—	$233
Accounts receivable	—	4,311
Prepaid expenses and other assets	—	94

Total assets	$—	$4,638

Additions to liabilities:
Accounts payable and accrued expenses	$—	$3,127
Notes payable	—	3,259

Total liabilities	—	6,386

Goodwill recognized	$—	$1,748

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Newtek Business Services, Inc. (“Newtek” or the “Company”) is a holding company for several wholly- and majority-owned subsidiaries, including 15 certified capital companies which are referred to as Capcos, and several portfolio companies in which the Capcos own non-controlling or minority interests. The Company provides a “one-stop-shop” of business services to the small- and medium-sized business market and uses state of the art web-based proprietary technology to be a low-cost acquirer and provider of products and services. The Company partners with companies, credit unions, and associations to offer its services.

Effective January 1, 2008, the Company changed its basis of presentation for its business segments. For additional information see Note 11 to the Condensed Consolidated Financial Statements.

The Company’s principal business segments are:

Electronic Payment Processing: Credit card and debit card processing, check conversion and ACH solutions for the small- and medium-sized business market.

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

The condensed consolidated financial statements of Newtek Business Services, Inc., its subsidiaries and FIN 46 consolidated entities, (Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities”), included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and include all wholly- and majority-owned subsidiaries, and those portfolio companies over which the Company has effective control but which the Capcos own non-controlling minority interest, or those of which Newtek is considered to be the primary beneficiary (as defined under FIN 46 and FIN 46R). All inter-company balances and transactions have been eliminated in consolidation. Currently, the Company is absorbing losses attributable to certain of its minority interest holders. Once these entities achieve profitability, the losses will be restored to the Company prior to allocation of profits to all minority holders.

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

All financial information included in the tables in the following footnotes is stated in thousands, except per share data.

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

Change in Accounting Principle

During the first quarter of fiscal 2008, we elected to change our accounting principle to recognize the sale of guaranteed portions of SBA loans on the trade date. Prior to the first quarter of fiscal 2008, we recognized these transactions in our condensed consolidated financial statements on the settlement date. We concluded that use of the trade date was preferable to the settlement date as recognition of the sale at the trade date better reflects the risks and rewards of the transfer of ownership. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”, this change in accounting principle has been applied retrospectively to our condensed consolidated financial statements for all prior periods. As historically traded loans have settled in the same period, this change in accounting principle had no effect on previously reported operating income, net earnings, shareholders’ equity or cash flows.

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

Income from tax credits: Following an application process, a state will notify a company that it has been certified as a Capco. The state then allocates an aggregate dollar amount of tax credits to the Capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the Capco. The Capco is legally entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements and corresponding non-recapture percentages. At June 30, 2008, the Company had Capcos in seven states and the District of Columbia. Each state statute requires that the Capco invest a threshold percentage of Certified Capital in Qualified Businesses within the time frames specified. As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco program. Such a disqualification, or “decertification” as a Capco results in a recapture of all or a portion of the allocated tax credits; the proportion of the recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks.

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

Sales and Servicing of SBA Loans: NSBF originates loans to customers under the SBA program that generally provides for SBA guarantees of 50% to 85% of each loan, subject to a maximum guarantee amount. NSBF sells the guaranteed portion of each loan to third parties and retains the unguaranteed principal portion in its own portfolio. A gain is recognized on these loans through collection on sale of a premium over the adjusted carrying value. Commencing on January 1, 2008, the Company began to recognize the gain on sale of the guaranteed portion of the loans on the trade date rather than the date of settlement. Such transactions are recorded under the terms of SFAS No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” and are recorded as a component of servicing fee and premium on loan sales in the condensed consolidated statements of operations. In each loan sale, NSBF retains servicing responsibilities and receives servicing fees of a minimum of 1% of the guaranteed loan portion sold. NSBF is required to estimate its servicing compensation in the calculation of its servicing asset. The purchasers of the loans sold have no recourse to NSBF for failure of customers to pay amounts contractually due.

In accordance with SFAS No. 156, upon sale of the loans to third parties, NSBF separately recognizes at fair value any servicing assets or servicing liabilities first, and then allocates the previous carrying amount between the assets sold and the interests that continue to be held by the NSBF (the unguaranteed portion of the loan) based on their relative fair values at the trade date. The difference between the proceeds received and the allocated carrying value of the financial assets sold is recognized as a gain on sale of loans.

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

Other income: Other income represents revenues derived from operating units that cannot be aggregated with other business segments. In addition, other income represents one-time recoveries or gains on qualified investments. Revenue is recorded when there is credible evidence of an agreement, the related fees are fixed, the service and/or product have been delivered, and the collection of the related receivable is assured.

The detail of total operating revenues included in the condensed consolidated statements of operations is as follows for the three and six months ended:

	Three months ended June 30:		Six months ended June 30:
(In thousands):	2008	2007	2008	2007
Electronic payment processing	$15,921	$13,013	$31,104	$25,530
Web hosting	4,499	3,943	8,775	7,820
Interest income	831	1,546	1,804	3,038
Income from tax credits	1,491	1,320	2,954	2,621
Premium on loan sales	326	797	476	1,513
Servicing fee	437	496	922	940
Insurance commissions	350	207	593	445
Other income	775	2,089	1,522	3,313

Totals	$24,630	$23,411	$48,150	$45,220

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

Purchased Receivables

Purchased receivables are recorded at the point in time when cash is released to the seller. A majority of the receivables purchased have recourse and are charged back to the seller if aged over 60, 90 or 120 days, depending on contractual agreements. Purchased receivables are included in accounts receivable on the condensed consolidated balance sheet.

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

As of June 30, 2008, the Company had two share-based compensation plans. For the three and six month periods ended June 30, 2008, compensation cost charged to operations for those plans was $26,000 and $148,000, respectively, and is included in salaries and benefits in the accompanying condensed consolidated statements of operations. The total income tax benefit recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2008 for share-based compensation arrangements was $8,000 and $44,000, respectively.

In May 2008, Newtek granted its certain employees an aggregate of 710,000 options valued at $369,000. Option awards were granted with an exercise price of $1.50 which exceeded the market price of the Company’s stock at the date of grant. The options vest on the second anniversary of date of grant and expire 10 years from the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions: 6 year expected life, risk-free interest rate of 3.10% and expected volatility of the Company’s stock of 53.98%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The risk-free rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected term was determined using the simplified method under Staff Accounting Bulletin No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies”. Compensation cost charged to operations in connection with such grant was $22,000 for the three and six month period ended June 30, 2008.

As of June 30, 2008, there was $353,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized ratably through the year ending December 31, 2009.

New Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America (“GAAP”) and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The impact of adopting both SFAS 157 and SFAS 159 reduced the beginning balance of retained earnings as of January 1, 2008 by $14.3 million, net of tax. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings when they occur. For additional information on the fair value of certain financial assets and liabilities, see Note 3 of the condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income attributable to the parent. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of SFAS 141(R) and SFAS 160 to have a material impact on our condensed consolidated financial statements

NOTE 3 – FAIR VALUE MEASUREMENT

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

The Company adopted SFAS 159 in order to reflect in its financial statements the assumptions that market participants use in evaluating these financial instruments. Under the cost basis of accounting, the discount rates used to calculate the present value of the credits in lieu of cash and notes payable in credits in lieu of cash did not reflect the credit enhancements that the Company’s Capcos obtained from American International Group, Inc (“AIG”), namely its AA- rating, for the Capcos’ debt issued to certified investors. Instead the cost paid for the credit enhancements was recorded as prepaid insurance and amortized on a straight-line basis over the term of the credit enhancements.

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

Based on the aforementioned characteristics and in view of the AIG credit enhancements, the Company believes that market participants purchasing or selling its Capcos’ debt, and therefore its credits in lieu of cash, and notes payable in credits in lieu of cash view nonperformance risk to be equal to the risk of an AIG nonperformance risk and as such both the fair value of credits in lieu of cash and notes payable in credits in lieu of cash should be priced to yield a rate equal to an applicable AIG U.S. Dollar denominated debt instrument. Because the value of notes payable in credits in lieu of cash directly reflects the credit enhancement obtained from AIG, the unamortized cost relating to the credit enhancement will cease to be separately carried as an asset on Company’s consolidated balance sheet and is incorporated in notes payable in credits in lieu of cash.

The Company elected not to apply this method of accounting to one of its Capcos, Wilshire Advisers, LLC, because its debt has a different credit enhancement which makes the debt economically different than the other Capco debt and does not permit the Company to assign the credit risk of the debt to Wilshire Advisers’ insurer, AIG. As such, the Company reports the credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance on a cost basis. As of June 30, 2008, these were $170,000, $182,000 and $0, respectively.

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

The fair value at June 30, 2008 was calculated using fair value hierarchy level two and in the same manner as the valuation at January 1, 2008.

Fair Value Option

Credits in lieu of cash and Notes payable in credits in lieu of cash

The Company elected to account for both credits in lieu of cash and notes payable in credits in lieu of cash at fair value in accordance with SFAS 159 in order to reflect in its consolidated financial statements the assumptions that market participant’s use in evaluating these financial instruments.

Prepaid insurance

The Company has determined that the effect of the credit enhancement obtained from AIG, namely the AA- rating, is inseparable from the notes payable in credits in lieu of cash. In adopting SFAS 159 the prepaid insurance unamortized cost relating to the credit enhancement will cease to be separately carried as an asset on the Company’s condensed consolidated balance sheet and is incorporated in notes payable in credits in lieu of cash.

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

As described above, the Company’s Capcos’ debt, enhanced by AIG insurance, effectively bears the nonperformance risk of AIG. Therefore the Company calculates the present value of both the Credits in lieu of cash and Notes payable in credits in lieu of cash, with the exception of Wilshire Advisers, LLC, using the yield of AIG’s 7.70% Series A-5 Junior Subordinated Debentures (the “AIG Debentures”). The Company considers this a level 2 input under SFAS 157, since it is a quoted yield for a similar liability that is traded in an active exchange market. The Company selected these debentures as the most representative of the nonperformance risk associated with the CAPCO notes because they are AIG issued notes, were recently issued, and are actively traded.

As of March 31, 2008, exclusive of Wilshire Advisers, LLC, the present value of the credits in lieu of cash was $85,924,000 and notes payable in credits in lieu of cash was $85,686,000. On that date, the yield on the AIG Debentures was 7.70%, the same as it was on January 1, 2008; therefore no change in the fair market value of the asset or liability occurred. As of June 30, 2008, the date the Company revalued the asset and liability, the yield on the AIG Debentures equaled 8.63% reflecting AIG’s reduction in credit rating from AA+ to AA- and changes in interest rates in the marketplace. This increase in yield reduced both the present value, exclusive of Wilshire Advisers, LLC, of the credits in lieu of cash by $1,507,000 to $79,908,000 from an expected value of $81,415,000 assuming the yield had remained unchanged from March 31, 2008 and the present value, exclusive of Wilshire Advisers, LLC, of the notes payable in credits in lieu of cash by $1,568,000 to $79,772,000 from an expected value of $81,340,000 assuming the yield had remained unchanged from March 31, 2008. The net change in fair value reported in the Company’s condensed consolidated statement of operations for the three months ended June 30, 2008 above was income of $61,000.

Changes in the future yield of the AIG issued debt selected for valuation purposes will result in changes to the present values of the credits in lieu of cash and notes payable in credits in lieu of cash when calculated for future periods; these changes will be reported through the Company’s consolidated statements of operations.

NOTE 4 – SBA LOANS:

The Company lends to a variety of business types with the largest concentrations by dollar amount of SBA loans in the hotel and motel and restaurant industries. Geographically, the Company holds loans in 38 states and the District of Columbia with the largest concentrations by dollar amount in Florida and New York. Below is a summary of the activity in the SBA loans held for investment, net of SBA loan loss reserves for the six months ended June 30, 2008 (In thousands):

Balance at December 31, 2007	$27,895
SBA loans originated for investment	3,565
Payments received	(2,332)
Provision for SBA loan losses	(857)
Loans foreclosed into real estate owned	(29)
Discount on loan originations, net	37

Balance at June 30, 2008	$28,279

Below is a summary of the activity in the reserve for loan losses for the six months ended June 30, 2008 (In thousands):

Balance at December 31, 2007	$2,196
SBA loan loss provision	857
Recoveries	36
Loan charge-offs	(605)

Balance at June 30, 2008	$2,484

Below is a summary of the activity in the SBA loans held for sale for the six months ended June 30, 2008 (In thousands):

Balance at December 31, 2007	$360
Loan originations for sale	10,977
Loans sold	(9,818)

Balance at June 30, 2008	$1,519

All loans are priced at the prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with the Company. As of June 30, 2008 and December 31, 2007, net SBA loans receivable held for investment with adjustable interest rates amounted to $25,879,000 and $25,806,000, respectively.

For the six months ended June 30, 2008 and 2007, the Company funded approximately $14,518,000 and $18,741,000 in loans and sold approximately $9,818,000 and $13,707,000 of the guaranteed portion of the loans, respectively.

The outstanding balances of loans past due ninety days or more and still accruing interest as of June 30, 2008 and December 31, 2007 amounted to $166,000 and $273,000, respectively.

At June 30, 2008 and December 31, 2007, total impaired non-accrual loans amounted to $5,908,000 and $5,550,000, respectively. For the six months ended June 30, 2008 and for the year ended December 31, 2007, the average balance of impaired non-accrual loans was $6,024,000 and $5,637,000, respectively. Approximately $1,284,000 and $1,008,000 of the allowance for loan losses were allocated against such impaired non-accrual loans, respectively, in accordance with SFAS 114 “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statement No. 5 and 15”. The following is a summary of SBA loans held for investment as of:

(In thousands):	June 30, 2008	December 31, 2007
Due in one year or less	$66	$64
Due between one and five years	1,352	1,392
Due after five years	31,141	30,468

Total	32,559	31,924
Less : Allowance for loan losses	(2,484)	(2,196)
Less: Deferred origination fees, net	(1,796)	(1,833)

Balance (net)	$28,279	$27,895

NOTE 5 – BROKER RECEIVABLE:

As discussed in Note 2, the Company changed its accounting principal in relation to how it recognizes the sale of guaranteed portions of SBA loans from recognition on the settlement date, to recognition on the trade date. As a result of this change, the Company has a receivable from brokers of approximately $5,646,000 as of June 30, 2008.

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

The changes in the value of the Company’s servicing rights for the six months ended June 30, 2008 were as follows:

(In thousands):
Balance at December 31, 2007	$3,099
Servicing assets capitalized	135
Servicing assets amortized	(511)

Balance at June 30, 2008	2,723

Reserve for impairment of servicing assets:
Balance at December 31, 2007	(381)
Reduction	120

Balance at June 30, 2008	(261)

Balance at June 30, 2008 (net of reserve)	$2,462

The estimated fair value of capitalized servicing rights was $2,342,000 and $2,718,000 at June 30, 2008 and December 31, 2007, respectively. The estimated fair value of servicing assets at June 30, 2008 was determined using a discount rate of 12.7%, weighted average prepayment speeds ranging from 1% to 22%, weighted average life of 3.0 years, and an average default rate of 4.9%. The estimated fair value of servicing assets at December 31, 2007 was determined using a discount rate of 11.2%, weighted average prepayment speeds ranging from 1% to 23%, depending upon certain characteristics of the loan portfolio, a weighted average life of 3 years, and an average default rate of 4.9%.

For the three months ended June 30, 2008, NSBF recorded a recovery of $120,000 in the servicing asset valuation allowance as a result of an increase to the fair market value of certain servicing stratum. This increase is attributable to a reduction in loan prepay speeds that outweighed an increase in default rate and the discount rate used to calculate the servicing asset fair market value: the servicing portfolio is expected to last longer and therefore pay more servicing fees over its life. The servicing asset will continue to be examined on a quarterly basis; the allowance may fluctuate in future periods based on loan performance and interest rates.

The unpaid principal balances of loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others were $144,367,000 and $155,182,000 as of June 30, 2008 and December 31, 2007, respectively.

NOTE 7 – COMMON STOCK:

In connection with restricted stock grants in 2007, the Company issued 30,688 shares to three employees for the three months ended June 30, 2008. The allocated portion of the related compensation costs associated with these grants was $12,000 and $28,000 for the three and six months ended June 30, 2008, respectively.

NOTE 8 – WARRANTS:

In March 2008, a warrant was granted to purchase 50,000 shares of the Company’s common stock to a firm performing investor relations for the Company. The warrant vests in six months with an exercise price of $2.00 and expires in March 2018.

At June 30, 2008, the warrant was valued at $32,500. The compensation cost that has been charged to operations for this warrant for the three and six months ended June 30, 2008 was $6,000 and $8,000, respectively, and is included in other operating costs in the accompanying condensed consolidated statements of operations. The fair value of each warrant award is estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions: 10 year expected life, risk-free interest rate of 3.45% and expected volatility of the Company’s stock of 63.76%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The risk-free rate for periods during the expected life of the warrant is based on the U. S. Treasury yield curve in effect at the time of grant. The expected term was determined based on the contractual term of the warrant. In accordance with EITF 96-18, the Company will adjust the value of the warrant to fair value at each measurement date through the date of vesting.

NOTE 9 – TREASURY STOCK:

Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of shareholders’ equity in our condensed consolidated balance sheets. From time-to-time, treasury shares may be reissued as part of our stock-based compensation programs. When shares are reissued, the Company uses the weighted average cost method for determining cost. The difference between the cost of the shares and the issuance price is charged to compensation expense and added or deducted from additional contributed capital.

In March 2006, the Newtek Board of Directors adopted a stock buy-back program authorizing management to enter the market to re-purchase up to 1,000,000 of the Company’s common shares. As of June 30, 2008, the Company has purchased a total of 625,052 treasury shares under that authorization.

NOTE 10 – LOSS PER SHARE:

Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common share equivalents is included in the calculation of diluted loss per share only when the effect of their inclusion would be dilutive.

The calculations of loss per share were:

	Three months Ended June 30:		Six months Ended June 30:
(In thousands except per share data):	2008	2007	2008	2007
Numerator:
Numerator for basic and diluted EPS – loss from continuing operations	$(1,982)	$(2,101)	$(4,676)	$(4,795)
Numerator for basic and diluted EPS – loss from discontinued operations	—	(286)	—	(491)

Numerator for basic and diluted EPS – loss available to common shareholders	$(1,982)	$(2,387)	$(4,676)	(5,286)

Denominator:
Denominator for basic and diluted EPS – weighted average shares	35,750	35,868	35,809	35,720

Net loss per share from continuing operations: Basic and diluted	$(0.06)	$(0.06)	$(0.13)	$(0.13)
Net loss per share from discontinued operations: Basic and diluted	—	(0.01)	—	(0.02)

Loss per share: Basic and diluted	$(0.06)	$(0.07)	$(0.13)	$(0.15)

The amount of anti-dilutive shares/units excluded from above is as follows:

Stock options and restricted stock	1,743	873	1,743	823
Warrants	216	216	216	216
Contingently issuable shares	474	583	474	583

NOTE 11– SEGMENT REPORTING:

Operating segments are organized internally primarily by the type of services provided, and in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has aggregated similar operating segments into six reportable segments: Electronic payment processing, Web hosting, Small business finance, All other, Corporate, and Capcos.

Effective in the first quarter of 2008, the Company made certain changes to its segment reporting to more accurately portray the operation of its businesses. For all segments other than Corporate, intercompany expenses are now charged to the user of the service with a resulting reduction in expense for the provider of the service; no revenue is recorded. Previously the provider showed the expense. This change will better match expenses to the revenues generated by a segment. In addition, the Company moved two finance-related businesses from it’s All other segment to the Small business finance segment and renamed it such. The new name better characterizes the financing services provided by the segment: the entities consolidated into the segment provide small- and medium-sized businesses with loans of various types including SBA 7a loans as well as receivables financing and earn fees for servicing loans for other lenders. Segment reporting for the current and previous periods reflect these changes.

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

Management has considered the following characteristics when making its determination of its operating and reportable segments:

•	the nature of the product and services;

•	the type or class of customer for their products and services;

•	the methods used to distribute their products or provide their services; and

•	the nature of the regulatory environment (for example, banking, insurance, or public utilities).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following table presents the Company’s segment information for the three and six month periods ended June 30, 2008 and total assets as of June 30, 2008 and December 31, 2007 (In thousands):

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007
Third Party Revenue
Electronic payment processing	$15,939	$13,070	$31,150	$25,627
Web hosting	4,501	3,950	8,783	7,838
Small business finance	2,080	3,232	3,945	6,243
Capcos	1,602	1,720	3,238	3,356
All other	644	1,565	1,306	2,388
Corporate activities	2,487	1,106	3,560	2,232

Total reportable segments	27,253	24,643	51,982	47,684
Eliminations	(2,623)	(1,232)	(3,832)	(2,464)

Consolidated Total	$24,630	$23,411	$48,150	$45,220

Inter-Segment Revenue
Electronic payment processing	$18	$13	$36	$23
Web hosting	39	49	78	95
Small business finance	761	23	769	23
Capcos	488	651	965	1,152
All other	182	43	359	247
Corporate activities	577	679	1,081	1,258

Total reportable segments	2,065	1,458	3,288	2,798
Eliminations	(2,065)	(1,458)	(3,288)	(2,798)

Consolidated Total	$—	$—	$—	$—

Income (loss) before benefit for income taxes and discontinued operations
Electronic payment processing	$1,167	$948	$2,247	$1,869
Web hosting	737	904	1,351	1,833
Small business finance	(791)	15	(2,293)	(102)
Capcos	(2,736)	(3,333)	(4,119)	(6,872)
All other	(396)	595	(951)	495
Corporate activities	(487)	(1,947)	(2,673)	(4,107)

Totals	$(2,506)	$(2,818)	$(6,438)	$(6,884)

Depreciation and amortization
Electronic payment processing	$559	$442	$1,121	$890
Web hosting	815	755	1,633	1,464
Small business finance	277	309	586	585
Capcos	14	10	24	20
All other	15	65	48	129
Corporate activities	86	60	164	120

Totals	$1,766	$1,641	$3,576	$3,208

	As of June 30, 2008	As of December 31, 2007
Identifiable assets
Electronic payment processing	$15,014	$16,234
Web hosting	14,088	17,220
Small business finance	50,057	44,955
Capcos	96,022	125,931
All other	7,938	10,942
Corporate activities	3,133	2,534

Consolidated total	$186,252	$217,816

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We are a direct distributor of business services to the small- and medium-sized business market. Our target market represents a very significant marketplace in the United States GDP. According to statistics published by the U.S. Small Business Administration, approximately 51% of the GDP and private sector employment in the United States comes from small businesses, and 99% of businesses in the United States which have one or more employees fit into this market segment. As of June 30, 2008, we had over 90,000 customers. We use state-of-the-art web-based proprietary technology to be a low cost acquirer and provider of products and services to our small- and medium-sized business clients. We partner with AIG, Merrill Lynch, Morgan Stanley, the Credit Union National Association with its 8,700 credit unions and 80 million members, Navy Federal Credit Union with 2.7 million members, PSCU Financial Services, Inc., the nation’s largest credit union service organization, Fiserv Solutions, Inc. d/b/a IntegraSys, General Motors Minority Dealers Association and Daimler Chrysler Minority Dealers Association, all of whom have elected to offer certain of our business services and financial products rather than provide some or all of them directly for their customers. We have deemphasized our Capco business in favor of growing our operating businesses and do not anticipate creating any new Capcos in the foreseeable future.

In order to more accurately and transparently portray our financial information and performance, we have simplified the format of this Form 10-Q and expanded our segment reporting from that used in 2007. We have simplified our condensed consolidated statements of operations by substantially reflecting the operating performance while expanding the segment profit and loss tables to fully show each segment’s revenues and expenses. Management’s discussion and analysis concentrates on describing segment performance with the aid of these new detailed tables. For expenses other than corporate overhead, intercompany expenses are now charged to the user of the service with a resulting reduction in expense for the provider of the service; for comparability we restated previous segment results to reflect this change as well. We believe this change will better match expenses to the revenues generated by a segment. In addition, we moved two finance-related businesses from our All other segment to the SBA lending segment, now renamed Small business finance. This change recognizes that we have expanded our financing offerings to small- and medium-sized businesses to include multiple loan types and receivables financing and consolidated their management under one operating team. The new name better characterizes this. We also elected to reclassify certain residual fees paid to independent sales agencies and organizations for electronic payment processing accounts they provided to our Electronic payment processing segment from professional fees to electronic payment processing costs; present and previous financial results reflect this change.

As of January 1, 2008, we adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” to better value our Capco notes. By revaluing our assets and liabilities associated with the notes issued by our Capcos, we have endeavored to eliminate much of the non-cash effect the Capcos have on our operations that make unclear the performance of our operations. The adoption has resulted in a one-time, non-cash after-tax reduction in retained earnings of $14,327,000 and a one-time reduction of $9,551,000 in the deferred tax liability. This will reduce the future burden of non-cash Capco losses by better balancing the non-cash income from tax credits against the non-cash Capco interest expense. For the six months ended June 30, 2008, the change has resulted in a $3,987,000 reduction of the Capco non-cash loss that is income from tax credits less Capco interest expense and the amortization of prepaid Capco note insurance expense. Because we chose to adopt a new rule, we have not restated previous financial results.

For the quarter ended June 30, 2008, we had a net loss of $1,982,000 on revenues of $24,630,000. Total revenues increased by $1,219,000, or 5.2%, from $23,411,000 for the quarter ended June 30, 2007 principally due to increased revenues in the Electronic payment processing and Web hosting segments, offset by decreases in revenues from our Small business finance and All other segments. The reduction in the net loss of $405,000 from the second quarter of 2007 reflects improvements in income from operations for the Electronic payment processing segment from increased sales, a reduction in loss in the Capco segment from the adoption of SFAS 159, and a reduction in losses in Corporate activities from reduced expenses, offset by a decrease in income from operations for the Web hosting segment and losses in the Small business finance and All other segments against gains for the same period for 2007. The Web hosting segment incurred increased rent and electricity in connection with a move to a larger server facility as well as increased payroll expenses that offset higher revenues while the Small business finance segment sold substantially fewer loans held for sale while experiencing a material decrease in the premium received and servicing income created upon NSBF’s sale of guaranteed portions of loans because of marketplace conditions. We discuss the segments in detail below.

Finally, in June 2008 the insurer of our Wilshire Advisors, LLC Capco made its single scheduled cash payment to that Capco’s investor extinguishing its debt except for a small amount of tax credits to be delivered. As a result, both the Prepaid and structured insurance asset and the Notes payable liability were reduced by $3,810,000, the amount of the payment to the investor. As of June 30, 2008, the Company had voluntarily decertified Wilshire Advisors, LLC.

The Company’s reportable business segments are:

Electronic Payment Processing: Credit card and debit card processing, check conversion and ACH solutions for the small- and medium-sized business market

Web Hosting: CrystalTech Web Hosting, Inc., which offers shared and dedicated web hosting and related services to the small- and medium-sized business market.

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

Segment Results:

The results of the Company’s reportable segments for the three and six months ended June 30, 2008 and 2007 are discussed below.

Electronic Payment Processing

	Three months ended June 30:
(In thousands):	2008	2007	$ Change	% Change
Revenue:
Electronic payment processing	$15,921	$13,022	$2,899	22%
Interest income	18	48	(30)	(63)%

Total revenue	15,939	13,070	2,869	22%
Expenses:
Electronic payment processing costs	12,925	10,487	2,438	23%
Salaries and benefits	977	901	76	8%
Professional fees	85	62	23	37%
Depreciation and amortization	559	442	117	26%
Other general and administrative costs	226	230	(4)	(2)%

Total expenses	14,772	12,122	2,650	22%
Income from continuing operations before benefit for income taxes and discontinued operations	$1,167	$948	$219	23%

Three months ending June 30, 2008 and 2007:

Payment processing revenues increased $2,899,000 or 22% between periods. The effect on total revenues of an increase in revenues from acquired portfolios was approximately 5%, principally the result of acquiring two significant merchant portfolios between periods. The remaining increase in organic revenues of 17% is principally the result of an increase in merchant processing volume between years. The increase in merchant processing volume between years is the result of both an increase in the number of average active processing merchants between years of 13% to 7,396 active merchants at June 30, 2008, with the remainder of the increase due to an increase in the average monthly processing volume per active merchant. The increase in the average monthly processing volume per active merchant reflects a combination of growth in sales volume from existing merchants as well as the addition during 2007 of several higher than average processing volume merchants in the overall portfolio between years.

Expenses increased $2,650,000 or 22% between periods. Electronic payment processing costs increased $2,438,000 or 23% between years with 4% of the increase resulting from acquired portfolios. Organic merchant processing costs excluding residual payments increased 16% between years or 1% less than the increase in revenues from related merchant processing volume. The remaining increase in electronic payment processing costs of 3% is due to the effect of an increase in residual payments to third-party independent sales agencies and representatives. The increase in such residual payments reflects both higher residual percentage payments to select third-party sales referral sources in order to provide for additional incentives to their sales forces for merchant referrals and the growth of such third-party sales on a sales mix basis. Excluding depreciation and amortization, all other costs increased 8% between years as the result of an increase in allocated costs relating to sales and customer service staffing to handle the growth in merchants and processing volume between years. Depreciation and amortization increased by $117,000 due to the acquisition of merchant portfolios between years.

	Six months ended June 30:
(In thousands):	2008	2007	$ Change	% Change
Revenue:
Electronic payment processing	$31,102	$25,545	$5,557	22%
Interest income	48	82	(34)	(41)%

Total revenue	31,150	25,627	5,523	22%
Expenses:
Electronic payment processing costs	25,150	20,351	4,799	24%
Salaries and benefits	2,041	1,886	155	8%
Professional fees	152	110	42	38%
Depreciation and amortization	1,121	890	231	26%
Other general and administrative costs	439	521	(82)	(16)%

Total expenses	28,903	23,758	5,145	22%
Income from continuing operations before benefit for income taxes and discontinued operations	$2,247	$1,869	$378	20%

Six months ending June 30, 2008 and 2007:

Payment processing revenues increased $5,557,000 or 22% between periods. The effect on total revenues of an increase in revenues from acquired portfolios was approximately 4%, principally the result of acquiring two significant merchant portfolios between periods. The remaining increase in organic revenues of 18% is principally the result of an increase in merchant processing volume between years. The increase in merchant processing volume between years is the result of both an increase in the number of average active processing merchants between years of 11% to 7,396 active merchants at June 30, 2008, with the remainder of the increase due to an increase in the average monthly processing volume per active merchant. The increase in the average monthly processing volume per active merchant reflects a combination of growth in sales volume from existing merchants as well as the addition during 2007 of several higher than average processing volume merchants in the overall portfolio between years.

Expenses increased $5,145,000 or 22% between periods. Electronic payment processing costs increased $4,799,000 or 24% between years with 4% of the increase resulting from acquired portfolios. Organic merchant processing costs excluding residual payments increased 17% between years or 1% less than the increase in revenues from related merchant processing volume. The remaining increase in electronic payment processing costs of 3% is due to the effect of an increase in residual payments to third-party independent sales agencies and representatives. The increase in such residual payments reflects both higher residual percentage payments to select third-party sales referral sources in order to provide for additional incentives to their sales forces for merchant referrals and the growth of such third-party sales on a sales mix basis. Excluding depreciation and amortization, all other costs increased 5% between years as the result of an increase in allocated costs relating to sales and customer service staffing to handle the growth in merchants and processing volume between years partially offset by reduced expenses as a result of office consolidation efforts. Depreciation and amortization increased by $231,000 due to the acquisition of merchant portfolios between years.

Web Hosting

	Three months ended June 30:
(In thousands):	2008	2007	$ Change	% Change
Revenue:
Web hosting	$4,499	$3,944	$555	14%
Interest income	2	6	(4)	(67)%
Other income	—	—	—	—

Total revenue	4,501	3,950	551	14%
Expenses:
Salaries and benefits	1,218	1,009	209	21%
Interest	15	75	(60)	(80)%
Professional fees	28	32	(4)	(13)%
Depreciation and amortization	815	755	60	8%
Other general and administrative costs	1,688	1,175	513	44%

Total expenses	3,764	3,046	718	24%
Income from continuing operations before benefit for income taxes and discontinued operations	$737	$904	$(167)	(18)%

Three months ended June 30, 2008 and 2007:

Revenue is derived primarily from monthly recurring fees from hosting dedicated and shared websites. Revenue between periods increased $555,000, or 14%, to $4,499,000 in 2008 due to organic growth of hosted websites. CrystalTech combined service and plan enhancements with various sales promotions, including free setup fees and/or free additional months of service for new customers who prepay for a period of time ranging from two to 12 months, to help drive growth in sites and revenue. The increase in revenue reflects that the quarter’s average of the month-end number of total websites increased 6,705 in the second quarter 2008 as compared to the second quarter 2007, or 11%, to 69,267 from 62,562. The average number of dedicated websites, which generate a higher monthly fee versus shared websites, increased by 431 between periods, or 22%, to an average of 2,401 per month from an average of 1,970 per month in the second quarter 2007. The average number of shared websites increased 6,274, or 10%, to an average of 66,866 per month in the second quarter 2008, from an average of 60,592 per month in the second quarter 2007.

The majority of the $718,000 increase in expenses between periods reflects the increase in other general and administrative costs. This was primarily due to a $346,000 increase in rent and utilities reflecting CrystalTech’s move to a larger data center location in 2007 with greater capacity to support its growing business. The new space should be sufficient to house growth beyond 2008. The increase in other expenses included a $30,000 increase in additional software licenses required for additional servers, a $31,000 increase in telephone and internet costs, a $14,000 increase in marketing costs and a $24,000 increase in credit card processing costs, all in line with the growth in the number of hosted websites. Salaries and benefits increased $209,000, a higher rate than revenue growth, due to the addition of sales, marketing and customer service personnel to existing staff. The $60,000 increase in depreciation and amortization was primarily due to capital expenditures between periods of approximately $2,742,000 for additional website hosting servers and the acquisition of website software. The increase in operating expenses was offset, in part, by a $60,000 decrease in interest expense due to lower borrowings during the second quarter 2008. CrystalTech expects the growth in total expenses to remain comparable to its forecasted increase in revenues for the remainder of the year.

Income before benefit for income taxes decreased $167,000 in the second quarter 2008 compared to the second quarter 2007, principally because the growth in expenses outpaced the growth in revenues thereby reducing operating margins. This was primarily due to the added rent and electricity expense for the new data center, the effect of which will be mitigated during the course of the year as more of its capacity is utilized.

	Six months ended June 30:
(In thousands):	2008	2007	$ Change	% Change
Revenue:
Web hosting	$8,775	$7,819	$956	12%
Interest income	8	15	(7)	(47)%
Other income	—	4	(4)	(100)%

Total revenue	8,783	7,838	945	12%
Expenses:
Salaries and benefits	2,413	2,015	398	20%
Interest	31	152	(121)	(80)%
Professional fees	54	49	5	10%
Depreciation and amortization	1,633	1,464	169	12%
Other general and administrative costs	3,301	2,325	976	42%

Total expenses	7,432	6,005	1,427	24%
Income from continuing operations before benefit for income taxes and discontinued operations	$1,351	$1,833	$(482)	(26)%

Six months ended June 30, 2008 and 2007:

Revenue is derived primarily from monthly recurring fees from hosting dedicated and shared websites. Revenue between periods increased $956,000, or 12%, to $8,775,000 in 2008 due to organic growth of hosted websites. CrystalTech combined service and plan enhancements with various sales promotions, including free setup fees and/or free additional months of service for new customers who prepay for a period of time ranging from two to 12 months, to help drive growth in sites and revenue. The increase in revenue reflects that the six month’s average of the month-end number of total websites increased 7,259 in 2008 as compared to 2007, or 12%, to 68,593 from 61,334. The average number of dedicated websites, which generate a higher monthly fee versus shared websites, increased by 422 between periods, or 22%, to an average of 2,341 per month from an average of 1,919 per month in the first six months of 2007. The average number of shared websites increased 6,836, or 12%, to an average of 66,251 per month in the first six months of 2008, from an average of 59,415 per month in the first six months of 2007.

The majority of the $1,427,000 increase in expenses between periods reflects the increase in other general and administrative costs. This was primarily due to a $686,000 increase in rent and utilities reflecting CrystalTech’s move to a larger data center location in 2007 with greater capacity to support its growing business. The new space should be sufficient to house growth beyond 2008. The increase in other expenses included a $103,000 increase in additional software licenses required for additional servers, a $52,000 increase in telephone and internet costs, a $14,000 increase in marketing costs, a $47,000 increase in credit card processing costs, and a $74,000 increase in general office and other miscellaneous costs, all in line with the growth in websites. Salaries and benefits increased $398,000, a slightly higher rate than revenue growth, due to the addition of sales, marketing and customer service personnel to existing staff. The $169,000 increase in depreciation and amortization was primarily due to capital expenditures between periods of approximately $2,742,000 for additional website hosting servers and the acquisition of website software. The increase in operating expenses was offset, in part, by a $121,000 decrease in interest expense due to lower borrowings during 2008. CrystalTech expects the growth in total expenses to remain comparable to its forecasted increase in revenues for the remainder of the year.

The income before benefit for income taxes decreased $482,000 for the first six months of 2008 compared to the same period in 2007, principally because the growth in expenses outpaced the growth in revenues thereby reducing operating margins. This was primarily due to the added rent and electricity expense for the new data center, the effect of which will be mitigated during the course of the year as more of its capacity is utilized.

Small Business Finance

	Three months ended June 30:
(In thousands):	2008	2007	$ Change	% Change
Revenue:
Premium on loan sales	$326	$797	$(471)	(59)%
Servicing fee	438	496	(58)	(12)%
Interest income	658	1,025	(367)	(36)%
Management fees	146	146	—	—
Other income	512	768	(256)	(33)%

Total revenue	2,080	3,232	(1,152)	(36)%
Expenses:
Salaries and benefits	1,159	1,122	37	3%
Interest	454	650	(196)	(30)%
Management fees	115	115	—	—
Professional fees	80	48	32	67%
Depreciation and amortization	277	309	(32)	(10)%
Provision for loan losses	472	205	267	130%
Other general and administrative costs	314	768	(454)	(59)%

Total expenses	2,871	3,217	(346)	(11)%
(Loss) income from continuing operations before benefit for income taxes and discontinued operations	$(791)	$15	$(806)	(5,373)%

Three months ended June 30, 2008 and 2007:

Revenue is derived primarily from premium on loan sales generated by the sale of the guaranteed and unguaranteed portions of SBA loans, interest income on SBA loans held for investment, servicing fee income on the guaranteed portions of SBA loans previously sold, servicing income for loans originated by other lenders for which NSBF is the servicer, and financing and billing services, classified as other income above, provided by Newtek Business Credit (“NBC”). Most SBA loans originated by NSBF charge an interest rate equal to the Prime rate plus an additional percentage amount; the interest rate resets to the current Prime rate on a monthly or quarterly basis which will result in changes to the amount of interest accrued for that month and going forward and a re-amortization of a loan’s payment amount until maturity.

The decrease in premium on loan sales was affected by the percentage of premium recognized on the sales. Beginning in the third quarter of 2007, NSBF experienced a material reduction in the pricing of the premium on the guaranteed portion of SBA loans due to market conditions. The Company recognized an average premium on loan sales of 109.83% for the second quarter of 2007 compared with an average of 107.63% for the same period in 2008. The Company sold 22 guaranteed loans in the three months ended June 30, 2008, aggregating $7,346,000 compared to 39 loans sold aggregating $7,112,000 in the same period for the prior year, an increase of 3% in dollar terms. Should the pricing remain at this level or decline it will continue to adversely affect revenues, and therefore the segment’s performance in the future.

The decrease in premium on loan sales was also attributable to the significant reduction in market demand for the unguaranteed portion of SBA loans or loans classified as held for investment. For the three months ended June 30, 2008, NSBF did not sell any loans classified as held for investment as compared with the three months ended June 30, 2007 in which NSBF sold $1,857,000 of loans previously classified as held for investment. This sale resulted in aggregate proceeds of $1,950,000. The carrying value above the amounts sold of $93,000 was recorded as premium on loan sales. Also, in connection with this sale, included in premium on loan sales for the three months ended June 30, 2007 is $133,000, representing the allocated portion of the remaining discount recorded at the time of loan origination, for total premium recognized of $226,000.

The decrease in servicing fee income related to SBA loans was attributable to a decrease in servicing income from its loan portfolio as a result of a decrease in the NSBF servicing portfolio quarter over quarter and to a lesser extent a decline in the servicing rate. The average NSBF servicing portfolio for the quarter ended June 30, 2008 was $130,062,000 compared with $136,095,000 for the quarter ended June 30, 2007. Over the same period, NSBF experienced a reduction in the servicing fee retained on the newly originated guaranteed portion of SBA loans sold from an average of 1.16% for the second quarter of 2007 to an average of 1.00%, the minimum allowed by the SBA, for the second quarter of 2008. This reduction did not result in a material decrease in servicing fee income recognized on the guaranteed portion of SBA loans sold in 2008; however, it will negatively impact servicing fee income in the future. This decrease was also attributable to a reduction in income associated with the servicing of an SBA portfolio for a savings bank in New York due to the reduction in that portfolio. In the three months ended June 30, 2008, NSBF recognized $41,000 in external servicing income as compared to $72,000 in the three months ended June 30, 2007.

Interest income decreased by $367,000 due to a decrease in the average outstanding portfolio from $36,632,000 in the three months ended June 30, 2007 to $32,397,000 in the three months ended June 30, 2008 as well as a decrease in the average interest rate being charged to borrowers from 10.74% to 8.11% due to a reduction in the prime rate.

Other income decreased by $256,000 due to a decrease in revenue earned by Newtek Business Credit. For the three months ended June 30, 2008, NBC had revenue of $319,000 and purchased $4,257,000 of receivables from an average customer base of 124 compared to revenue of $458,000 on $5,654,000 of receivables purchases with an average customer base of 137 for the three months ended June 30, 2007. Additionally, for the three month period ended June 30, 2007, NSBF recorded a recovery of $161,000 on a loan that was charged off several years ago.

The provision for loan losses increased by $267,000 to $472,000 for the three months ended June 30, 2008 from $205,000 for the three months ended June 30, 2007. This increase was a result of an increase in charge-offs from $61,000 for the three months ended June 30, 2007 to $226,000 for the three months ended June 30, 2008 as well as an increase in the average non-performing portfolio from $5,942,000 for the three months ended June 30, 2007 to $5,972,000 for the three months ended June 30, 2008. This increase in nonperforming loans is attributable to the slowing economy as well as the portfolio being more seasoned and as a result higher non-performing percentages are expected versus the earlier years. Consideration in arriving at the provision for loan loss included past and current loss experience, current portfolio composition and the evaluation of real estate collateral as well as current economic conditions.

Salaries and benefits increased by $37,000 due to additional personnel added to service strategic portfolio acquisitions and referral sources and increased compensation and benefit costs quarter over quarter. Professional fees for the three months ended June 30, 2008 increased by $32,000 primarily due to an increase in tax related and consulting expenses.

After deducting the amortization of deferred financing costs associated with the lines of credit held by NSBF and NBC of $131,000 for the three months ended June 30, 2007 and $131,000 for the three months ended June 30, 2008, interest expense decreased from $519,000 to $323,000 for the same periods, respectively. This decrease was attributable to a decrease in the prime lending rate on which the financing costs are based from 8.25% to a weighted average rate of 5.65% quarter over quarter.

The decrease in other general and administrative costs is attributable to NSBF recording a recovery of $120,000 in the servicing asset valuation allowance as a result of an increase to the fair market value of certain servicing rights for the period ending June 30, 2008. This increase is attributable to a reduction in loan prepayment rates that off-set an increase in default rate and the discount rate used to calculate the servicing asset fair market value: the servicing portfolio is expected to last longer and therefore pay more servicing fees over its life. The servicing asset will continue to be examined on a quarterly basis; the allowance may fluctuate in future periods based on loan performance and interest rates. Additionally, NSBF recognized a loss on the sale of other real estate owned (OREO) of $183,000 in the three month period ending June 30, 2007; there were no OREO sales in the same period in 2008. Additionally, significant cost savings measures were implemented at NBC throughout the latter half of 2007 and 2008. Such measures resulted in a reduction in general and administrative costs quarter over quarter of $76,000.

	Six months ended June 30:
(In thousands):	2008	2007	$ Change	% Change
Revenue:
Premium on loan sales	$476	$1,513	$(1,037)	(69)%
Servicing fee	922	940	(18)	(2)%
Interest income	1,344	1,957	(613)	(31)%
Management fees	293	293	—	—
Other income	910	1,540	(630)	(41)%

Total revenue	3,945	6,243	(2,298)	(37)%
Expenses:
Salaries and benefits	2,462	2,328	134	6%
Interest	956	1,284	(328)	(26)%
Management fees	230	230	—	—
Professional fees	219	106	113	107%
Depreciation and amortization	586	585	1	0%
Provision for loan losses	911	372	539	145%
Other general and administrative costs	874	1,440	(566)	(39)%

Total expenses	6,238	6,345	(107)	(2)%
Loss from continuing operations before benefit for income taxes and discontinued operations	$(2,293)	$(102)	$(2,191)	2,357%

For the six months ended June 30, 2008 and 2007:

Revenue is derived primarily from premium on loan sales generated by the sale of the guaranteed and unguaranteed portions of SBA loans, interest income on SBA loans held for investment, servicing fee income on the guaranteed portions of SBA loans previously sold, servicing income for loans originated by other lenders for which NSBF is the servicer, and financing and billing services, classified as other income above, provided by Newtek Business Credit (“NBC”). Most SBA loans originated by NSBF charge an interest rate equal to the Prime rate plus an additional percentage amount; the interest rate resets to the current Prime rate on a monthly or quarterly basis which will result in changes to the amount of interest accrued for that month and going forward and a re-amortization of a loan’s payment amount until maturity.

Premium on loan sales related to SBA loans decreased by $1,037,000 to $476,000 for the six months ended June 30, 2008 from $1,513,000 for the six month period ended June 30, 2007. The decrease in premium on loan sales resulted from a reduction in loan originations during 2008 attributable to a more conservative approach in underwriting loans due to the current credit environment. The Company sold 35 guaranteed loans in the six months ended June 30, 2008, aggregating $9,818,000 compared to 64 loans sold aggregating $13,707,000 in the same period for the prior year. The decrease in premium on loan sales was also affected by the percentage of premium recognized on the sales; beginning in the third quarter of 2007, NSBF experienced a material reduction in the pricing of the premium on the guaranteed portion of SBA loans due to market conditions. The Company recognized an average premium on loan sales of 107.86% for the first half of 2008 compared with an average of 109.86% for the same period in 2007. Should the pricing remain at this level or decline it will continue to adversely affect revenues, and therefore the segment’s performance in the future.

Additionally, the Company sold $1,857,000 of loans previously classified as held for investment, for aggregate proceeds of $1,950,000 during the six months ended June 30, 2007. The carrying value above the amounts sold, or $93,000, was recorded as premium on loan sales. Also, in connection with this sale and included in premium on loan sales was an additional $133,000, representing the allocated portion of the remaining discount recorded at the time of loan origination, for total premium recognized of $226,000. There were no corresponding sales during the six months ended June 30, 2008.

Servicing fee income related to SBA loans decreased by $18,000 from $940,000 for the six months ended June 30, 2007 to $922,000 for the six month period ended June 30, 2008. This decrease was attributable to the decrease of the NSBF servicing portfolio year over year. The Company’s average portfolio on which servicing fee income is earned was $130,062,000 for the six months ended June 30, 2008 compared with $136,095,000 for the corresponding prior six month period. Over the same period, NSBF experienced a reduction in the servicing fee retained on the newly originated guaranteed portion of SBA loans sold from an average of 1.23% for the first half of 2007 to an average of 1.00%, the minimum allowed by the SBA, for the first half of 2008. This reduction did not result in a material decrease in servicing fee income recognized on the guaranteed portion of SBA loans sold in 2008; however, it will negatively impact servicing fee income in the future.

Interest income decreased by $613,000 due to a decrease in the average outstanding portfolio from $37,492,000 in the first six months of 2007 to $32,511,000 in the first six months of 2008 as well as a decrease in the average prime rate being charged to borrowers from 8.25% to 5.65% .

Other income decreased by $630,000 to $910,000 due to a decrease in revenue earned by Newtek Business Credit. For the six months ended June 30, 2008, NBC had revenue of $624,000 and purchased $7,191,000 of receivables from an average customer base of 125 compared to revenue of $1,026,000 on $11,397,000 of receivables purchases with an average customer base of 142 for the six months ended June 30, 2007. Additionally, NSBF recorded a $161,000 recovery that was charged off several years ago, and an additional $59,000 of income being recognized in connection with the recovery of expenses associated with the sale of OREO properties, both of which were recorded during the six months ended June 30, 2007.

Salaries and benefits increased by $134,000 due to additional personnel added to service strategic portfolio acquisitions and referral sources and increased compensation and benefit costs period over period. Professional fees for the six months ended June 30, 2008 increased by $113,000 primarily due to an increase in tax related and consulting expenses.

After deducting the amortization of deferred financing costs associated with the lines of credit held by NSBF and NBC of $247,000 for the six months ended June 30, 2007 and $262,000 for the six months ended June 30, 2008, interest expense decreased from $1,037,000 to $694,000 for the same periods, respectively. This decrease was attributable to a decrease in the prime lending rate on which the financing costs are based, from 8.25% to an average rate of 5.65% for the comparative periods.

The provision for loan losses increased by $539,000 to $911,000 for the six months ended June 30, 2008 from $372,000 for the corresponding prior period. This was primarily a result of an increase in charge-offs at NSBF from $127,000 for the six months ended June 30, 2007 to $605,000 for the six months ended June 30, 2008 as well as an increase in the average non-performing portfolio from $5,656,000 for the six months ended June 30, 2007 to $6,013,000 for the six months ended June 30, 2008. This increase in nonperforming loans is attributable to the slowing economy as well as the portfolio being more seasoned and as a result higher non-performing percentages are expected as compared with earlier years. Additionally, the provision for loan loss at NBC increased by $42,000 to $53,000 for the six months ended June 30, 2008 from $11,000 for the corresponding period. This increase was attributable to the credit quality of two clients decreasing period over period. Consideration in arriving at the provision for loan loss included past and current loss experience, current portfolio composition and the evaluation of real estate collateral as well as current economic conditions.

The decrease in other general and administrative costs is attributable to NSBF recording a recovery of $120,000 in the servicing asset valuation allowance as a result of an increase to the fair market value of certain servicing rights for the period ending June 30, 2008. This increase is attributable to a reduction in loan payment rates that off-set an increase in default rate and the discount rate used to calculate the servicing asset fair market value: the servicing portfolio is expected to last longer and therefore pay more servicing fees over its life. The servicing asset will continue to be examined on a quarterly basis; the allowance may fluctuate in future periods based on loan performance and interest rates. Additionally, NSBF recognized a loss on the sale of other real estate owned (OREO) of $247,000 in the six month period ending June 30, 2007 as compared with a gain of $10,000 during the same period in 2008. Office related expenses decreased during the six months ended June 30, 2008 as compared to the same period in 2007. Additional office related expenses were incurred during the first three months of 2007 associated with the Company’s move. Additionally, significant cost savings measures were implemented at NBC throughout the latter half of 2007 and 2008. Such measures resulted in a reduction in general and administrative costs period over period of $107,000.

The $2,191,000 increase in loss for the respective six month periods primarily resulted from the reduction in premium and interest income at NSBF and the reduction in discount fees at NBC.

Capcos

	Three months ended June 30:
(In thousands):	2008	2007	$ Change	% Change
Revenue:
Income from tax credits	$1,491	$1,320	$171	13%
Interest income	111	261	(150)	(57)%
Other income	—	139	(139)	(100)%

Total revenue	1,602	1,720	(118)	(7)%
Expenses:
Salaries and benefits	—	12	(12)	(100)%
Interest	1,709	3,020	(1,311)	43%
Management fees	2,508	1,117	1,391	125%
Professional fees	205	136	69	51%
Depreciation and amortization	14	10	4	40%
Insurance	11	740	(729)	(99)%
Other general and administrative costs	75	73	2	3%

Total expenses	4,522	5,108	(586)	(24)%

Loss from continuing operations before fair market value adjustment, minority interest, benefit for income taxes and discontinued operations	(2,920)	(3,388)	468	(14)%
Net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash	61	—	61	100%
Minority interest	123	55	68	124%

Loss from continuing operations before benefit for income taxes and discontinued operations	$(2,736)	$(3,333)	$597	18%

Three months ending June 30, 2008 and 2007:

As described above and in Note 3 to the condensed consolidated financial statements, effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) concurrent with its adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) for substantially all credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance. These are the financial assets and liability associated with the Company’s Capco notes that are reported within the Company’s Capco segment. The table above reflects the effects of the adoption of fair value measurement on the income and expense items (income from tax credits, interest expense and insurance expense) related to the revalued financial assets and liability for the three months ended June 30, 2008. In addition, the net change to the revalued financial assets and liability for the three months ended June 30, 2008 is reported in the line “Net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash”. The results for 2007 reflect the previous use of cost basis accounting.

Revenue is derived primarily from non-cash income from tax credits. The increase in second quarter 2008 revenue versus the second quarter 2007 reflects the effect of the higher interest rate used under fair value accounting than that previously used under cost basis accounting. The amount of future revenue will fluctuate with future interest rates. However, over future periods, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense. Management fees increased 125% or $1,391,000 for the three month period ended June 30, 2008 as compared to the three month period ended June 30, 2007 mainly due to the recovery of management fees from one Capco totaling approximately $1,538,000. Management fees are expected to decline in the future as the Capcos mature and utilize their cash. For the three month period ended June 30, 2007 the amortization of the prepaid insurance purchased at the funding date was a major expense component. The revaluation of the notes payable in credits in lieu of cash on January 1, 2008 at a lower interest rate reflecting the risk in the security (as more fully described in Note 3 to the condensed consolidated financial statements) resulted in an increase in the liability and a commensurate substantial decrease in the interest expense compared to that under the cost basis of accounting. Because the liability now imbeds the value of the prepaid insurance, the prepaid insurance asset and its amortization have been substantially reduced.

For the three month period ended June 30, 2008, adoption of SFAS 159 resulted in a $2,272,000 reduction of the net non-cash loss (calculated by subtracting interest expense and amortization of prepaid insurance, from net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash and income from tax credits) to $168,000 from that of $2,440,000 for the three months ended June 30, 2007, which was calculated on a cost basis.

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

	Six months ended June 30:
(In thousands):	2008	2007	$ Change	% Change
Revenue:
Income from tax credits	$2,954	$2,621	$333	13%
Interest income	280	546	(266)	(49)%
Other income	4	189	(185)	(98)%

Total revenue	3,238	3,356	(118)	(4)%
Expenses:
Salaries and benefits	—	25	(25)	(100)%
Interest	3,462	6,154	(2,692)	(44)%
Management fees	3,602	2,234	1,368	61%
Professional fees	381	322	59	18%
Depreciation and amortization	24	20	4	20%
Insurance	15	1,480	(1,465)	(99)%
Other general and administrative costs	159	171	(12)	(7)%

Total expenses	7,643	10,406	(2,763)	(27)%

Loss from continuing operations before fair market value adjustment, minority interest, benefit for income taxes and discontinued operations	(4,405)	(7,050)	2,645	38%
Net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash	61	—	61	100%
Minority interest	225	178	47	26%

Loss from continuing operations before benefit for income taxes and discontinued operations	$(4,119)	$(6,872)	$2,753	40%

Six months ending June 30, 2008 and 2007:

As described above and in Note 3 to the condensed consolidated financial statements, effective January 1, 2008, the Company adopted SFAS 157 concurrent with its adoption of SFAS 159 for substantially all credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance. These are the financial assets and liability associated with the Company’s Capco notes that are reported within the Company’s Capco segment. The table above reflects the effects of the adoption of fair value measurement on the income and expense items (income from tax credits, interest expense and insurance expense) related to the revalued financial assets and liability for the six months ended June 30, 2008. In addition, the net change to the revalued financial assets and liability for the three months ended June 30, 2008 is reported in the line “Net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash”. The results for 2007 reflect the previous use of cost basis accounting.

Revenue is derived primarily from non-cash income from tax credits. The increase in the six months ended June 30, 2008 revenue versus the same period in 2007 reflects the effect of the higher interest rate used under fair value accounting than that previously used under cost basis accounting. The amount of future revenue will fluctuate with future interest rates. However, over future periods, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense. Management fees increased 61%, or $1,368,000, to $3,602,000 for the six month period ended June 30, 2008 from $2,234,000 during the same period of 2007. The net increase was primarily due to the recovery of management fees from one Capco totaling approximately $1,638,000 during the six months ended June 30, 2008, offset by a decline in management fees from two other Capcos totaling $293,000 during the same period. Management fees are expected to decline in the future as the Capcos mature and utilize their cash. For the first quarter 2007 the amortization of the prepaid insurance purchased at the funding date was a major expense component. The revaluation of the notes payable in credits in lieu of cash on January 1, 2008 at a lower interest rate reflecting the risk in the security (as more fully described in Note 3 to the condensed consolidated financial statements) resulted in an increase in the liability and a commensurate substantial decrease in the interest expense compared to that under the cost basis of accounting. Because the liability now imbeds the value of the prepaid insurance, the prepaid insurance asset and its amortization have been substantially reduced.

For the six months ended June 30, 2008, adoption of SFAS 159 resulted in a $4,551,000 reduction of the net non-cash loss (calculated by subtracting interest expense and amortization of prepaid insurance, from net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash and income from tax credits) to $462,000 from that of $5,013,000 for the six months ended June 30, 2007, which was calculated on a cost basis.

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

All Other

	Three months ended June 30:
(In thousands):	2008	2007	$ Change	% Change
Revenue:
Interest income	$35	$185	$(150)	(81)%
Insurance commissions	350	206	144	70%
Other income	259	1,174	(915)	(78)%

Total revenue	644	1,565	(921)	(59)%
Expenses:
Salaries and benefits	819	510	309	61%
Professional fees	(37)	188	(225)	(120)%
Depreciation and amortization	15	64	(49)	(77)%
Other general and administrative costs	244	209	35	17%

Total expenses	1,041	971	70	7%

(Loss) income from continuing operations before minority interest, benefit for income taxes and discontinued operations	(397)	594	(991)	(167)%
Minority interest	1	1	—	0%

(Loss) income from continuing operations before benefit for income taxes and discontinued operations	$(396)	$595	$(991)	(167)%

Three months ended June 30, 2008 and 2007:

The All Other segment includes revenues and expense primarily from qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments. As described above, certain entities previously consolidated with the All Other segment were transferred to the Small business finance segment. The table above reflects those changes for the three months ended June 30, 2008 and 2007.

Revenue decreased $921,000, or 59%, to $644,000 for the three month period ended June 30, 2008 as compared to $1,565,000 for the three month period ended June 30, 2007. The decrease is primarily a $915,000 reduction in other income, due to the recognition of a gain on the sale of an investment in a qualified business of $907,000 and recoveries on previously written off investments in qualified businesses of $123,000, both of which occurred in the three month period ended June 30, 2007. Interest income decreased by $150,000 as a result of a decrease in cash and cash equivalents as well as declining interest rates during the first six months of 2008 as compared with the half of 2007. Revenue at the insurance agency increased by $144,000 for the three month period ended June 30, 2008 as compared to the three month period ended June 30, 2007 due to growth in new business.

Salaries and benefits increased by $309,000, or 61% to $819,000 during the three month period ended June 30, 2008, as compared to $510,000 during the same period in 2007, primarily due to the increased expense associated with additional customer service and sales staff for the insurance agency and Texas investments. Salaries and benefits are expected to decline for the remainder of 2008 as the Company implements cost-cutting measures to bring expenses in-line with expected sales growth. Professional fees declined by $225,000, or 120% to $(37,000) for the three month period ended June 30, 2008 primarily due to the one-time reversal of broker commissions.

	Six months ended June 30:
(In thousands):	2008	2007	$ Change	% Change
Revenue:
Interest income	$108	$381	$(273)	(72)%
Insurance commissions	593	445	148	33%
Other income	605	1,562	(957)	(61)%

Total revenue	1,306	2,388	(1,082)	(45)%
Expenses:
Salaries and benefits	1,670	952	718	75%
Professional fees	70	370	(300)	(81)%
Depreciation and amortization	48	129	(81)	(63)%
Other general and administrative costs	470	443	27	6%

Total expenses	2,258	1,894	364	19%

(Loss) income from continuing operations before minority interest, benefit for income taxes and discontinued operations	(952)	494	(1,446)	(293)%
Minority interest	1	1	—	—

(Loss) income from continuing operations before benefit for income taxes and discontinued operations	$(951)	$495	$(1,446)	(292)%

Six months ended June 30, 2008 and 2007:

The All Other segment includes revenues and expense primarily from qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments. As described above, certain entities previously consolidated with the All Other segment were transferred to the Small business finance segment. The table above reflects those changes for the six months ended June 30, 2008 and 2007.

Revenue decreased $1,082,000, or 45% to $1,306,000 for the three month period ended June 30, 2008, from $2,388,000 for the three month period ended June 30, 2007. The decrease consists primarily of a $956,000 reduction in other income, due to the recognition of a gain on the sale/recoveries of investments in a qualified businesses totaling $1,259,000, both of which occurred in the six month period ended June 30, 2007, offset, in part, by increases in other income from operating revenues for the period ended June 30, 2008, as compared to the same period in 2007. Interest income decreased by $273,000 as a result of a decrease in cash and cash equivalents as well as declining interest rates during the first half of 2008 as compared with the half of 2007. Revenue at the insurance agency increased by $148,000 for the six month period ended June 30, 2008 as compared to the six month period ended June 30, 2007 due to growth in new business.

Salaries and benefits increased by $718,000, or 75% to $1,670,000 during the six month period ended June 30, 2008, as compared to $952,000 during the same period in 2007, primarily due to the increased expense associated with additional customer service and sales staff for the insurance agency and Texas investments. Salaries and benefits are expected to decline for the remainder of 2008 as the Company implements cost-cutting measures to bring expenses in-line with expected sales growth. Professional fees declined by $300,000, or 81% to $70,000 for the six month period ended June 30, 2008 primarily due to the one-time reversal of broker commissions.

Corporate activities

	Three months ended June 30:
(In thousands):	2008	2007	$ Change	% Change
Revenue:
Management fees	$2,477	$1,086	$1,391	128%
Interest income	6	20	(14)	(70)%
Other income	4	—	4	100%

Total revenue	2,487	$1,106	1,381	125%
Expenses:
Salaries and benefits	1,812	1,787	25	1%
Interest	15	31	(16)	(52)%
Professional fees	317	435	(118)	(27)%
Depreciation and amortization	86	60	26	43%
Other general and administrative costs	744	740	4	—

Total expenses	2,974	3,053	(79)	(3)%
Loss from continuing operations before benefit for income taxes and discontinued operations	$(487)	$(1,947)	$1,460	75%

Three months ended June 30, 2008 and 2007:

Revenue is derived primarily from management fees earned from the Capcos, which amount to 2.5% of certified capital. Management fee revenue increased 128%, or $1,391,000, to $2,477,000 for the three month period ended June 30, 2008 from $1,086,000 during the same period in 2007. The net increase was primarily due to the recovery of management fees from one Capco totaling approximately $1,538,000 during the three months ended June 30, 2008. Management fees are expected to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees then such fees are not accrued.

Expenses declined $79,000, or 3%, in the three month period ended June 30, 2008 from the comparable period in 2007. Due to cost cutting initiatives, the Company expects Salaries and benefits and Other general and administrative costs to decline from its current level over the remainder of 2008.

	Six months ended June 30:
(In thousands):	2008	2007	$ Change	% Change
Revenue:
Management fees	$3,540	$2,171	$1,369	63%
Interest income	16	56	(40)	(71)%
Other income	4	5	(1)	(20)%

Total revenue	3,560	2,232	1,328	59%
Expenses:
Salaries and benefits	3,978	3,533	445	13%
Interest	34	69	(35)	(51)%
Professional fees	644	1,065	(421)	(40)%
Depreciation and amortization	164	120	44	37%
Other general and administrative costs	1,413	1,552	(139)	(9)%

Total expenses	6,233	6,339	(106)	(2)%
Loss from continuing operations before benefit for income taxes and discontinued operations	$(2,673)	$(4,107)	$1,434	35%

Six months ended June 30, 2008 and 2007:

Revenue is derived primarily from management fees earned from the Capcos, which amount to 2.5% of certified capital. Management fee revenue increased 63%, or $1,369,000, to $3,540,000 for the six month period ended June 30, 2008 from $2,171,000 during the same period of 2007. The net increase was primarily due to the recovery of management fees from one Capco totaling approximately $1,638,000 during the six months ended June 30, 2008, offset by a decline in management fees from two other Capcos totaling $293,000 during the same period. Management fees are expected to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees then such fees are not accrued. Interest income declined 71%, or $40,000, to $16,000 for the six month period ended June 30, 2008 from $56,000 during the same period of 2007 reflecting a reduction in interest income on cash investments due to a decrease in both the rate of interest received on the investments and the amount of cash on hand.

Expenses declined $106,000, or 2%, during the six month period ended June 30, 2008 from the comparable period in 2007. The $445,000, or 13% increase in Salaries and benefits for additional marketing and human resources staff was offset by a $421,000 decline in Professional fees and a $139,000 decline in Other general and administrative costs both of which reflected expenses incurred in the Company’s consolidation of and move to new headquarters space in the first quarter of 2007. Due to cost cutting initiatives, the Company expects Salaries and benefits and Other general and administrative costs to decline from its current level over the remainder of 2008.

A summary of the Company’s cash flows provided by (used in) operating activities by segment is as follows:

NEWTEK BUSINESS SERVICES INC. AND SUBSIDIARIES

Cash Flows from Operating Activities by Segment

For the six months ended June 30, 2008

Business Services Segments						Total Business Services Segments	CAPCO Segment	Eliminations	Total
Electronic Payment Processing	Web Hosting	Small Business Finance	All Other	Corporate Activities
$31,150	$8,783	$3,945	$1,306	$3,560	Operating revenues	$48,744	$3,238	$(3,832)	$48,150
28,903	7,432	6,238	2,257	6,233	Operating expenses and minority interest	51,063	7,357	(3,832)	54,588

2,247	1,351	(2,293)	(951)	(2,673)	Income (loss) before (provision) benefit for income taxes	(2,319)	(4,119)	—	(6,438)
(740)	(646)	66	358	777	(Provision) benefit for income taxes	(185)	1,947	—	1,762

1,507	705	(2,227)	(593)	(1,896)	Net income (loss)	(2,504)	(2,172)	—	(4,676)

					Non-Cash:
—	—	—	—	—	Income from tax credits, net of FV adjustment	—	(1,447)	—	(1,447)
1,121	1,633	586	48	164	Depreciation and amortization	3,552	24	—	3,576
—	—	—	—	—	Accretion of interest expense, net of FV adjustment	—	1,886	—	1,886
732	540	(72)	(381)	(1,033)	Deferred income taxes	(214)	(1,947)	—	(2,161)
—	—	857	—	—	Provision for loan losses	857	—	—	857
2	18	65	(180)	148	Other, net	53	(309)	—	(256)
					Changes in assets and liabilities:
—	—	(10,977)	—	—	SBA loans originated over proceeds from sale of SBA loans	(10,977)	—	—	(10,977)
—	—	9,818	—	—	Proceeds from sale of SBA loans	9,818	—	—	9,818
—	—	(5,646)	—	—	Broker receivable	(5,646)	—	—	(5,646)
(376)	(19)	(1,087)	650	490	Prepaid expenses, accounts receivable and other assets	(342)	18	—	(324)
(960)	294	(22)	(201)	(919)	Accounts payable, accrued expenses and deferred revenue	(1,808)	6	—	(1,802)
—	—	190	65	—	Other – net	255	15	—	270

$2,026	$3,171	$(8,515)	$(592)	$(3,046)	Net cash provided by (used in) operations	$(6,956)	$(3,926)	$—	$(10,882)

Our operating businesses are dependent on the health of the small- and medium-sized segments of the U.S. economy. The continuing rise in interest rates, along with the rise in gas and commodity prices, has had a negative impact on consumer spending which could adversely impact our customers. This could also negatively impact the value of commercial and residential real estate, which could adversely impact the loan portfolio of our Small Business Finance segment.

Critical Accounting Policies and Estimates:

The Company’s significant accounting policies are described in Note 1 of the Notes to Condensed Consolidated Financial Statements included in its Form 10-K for the fiscal year ended December 31, 2007. A discussion of the Company’s critical accounting policies, and the related estimates, are included in Management’s Discussion and Analysis of Results of Operations and Financial Position in its Form 10-K for the fiscal year ended December 31, 2007. There have been no significant changes in the Company’s existing accounting policies or estimates since its fiscal year ended December 31, 2007, other than the adoption of SFAS 157 and SFAS 159. See Notes 2 and 3 to these Unaudited Consolidated financial Statements.

Liquidity and Capital Resources

(Dollars in thousands)

	For the Six Months Ended June 30,
	2008	2007
Net cash used in operating activities	$(10,882)	$(3,469)
Net cash (used in) provided by investing activities	(1,764)	9,555
Net cash provided by (used in) financing activities	4,220	(4,756)

Net (decrease) increase in cash and cash equivalents	(8,426)	1,330

Cash and cash equivalents, beginning of period	25,372	26,685

Cash and cash equivalents, end of period	$16,946	$28,015

Cash requirements and liquidity needs over the next twelve months are anticipated to be funded primarily through our capacity to borrow from our $10 million North Fork line of credit through CrystalTech, the $50 million GE line of credit to originate and warehouse the guaranteed and unguaranteed portion of loans held by our SBA lending unit, the $10 million Wells Fargo line of credit to purchase receivables, and available cash and cash equivalents. The availability of the lending facilities is subject to the compliance with certain covenants and in addition, for the GE and Wells Fargo lines, the amount of collateral and collateral requirements, as set forth in the agreements. At June 30, 2008, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $16,946,000, and $10,000,000, $955,000 and $42,000 available through the North Fork, GE, and Wells Fargo lines of credit, respectively.

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

Restricted cash totaling $11,089,000 which is primarily held in the Capcos, is used for paying management fees to the Corporate entity for the managing and operating of the Capcos, making qualified investments, to repay debt obligations and for the payment of income taxes.

Net cash flows used in operating activities decreased $7,413,000 to $(10,882,000) for the six months ended June 30, 2008 compared to $(3,469,000) for the six months ended June 30, 2007, primarily due to our Small business finance segment’s operations. Loan sales declined for the six months ended June 30, 2008 as compared to the same period last year by $3,889,000 and we recognized a $5,646,000 receivable from brokers due to the Company changing its method of accounting to trade-date from settlement; end of quarter sales of the guaranteed portions of loans were recognized for accounting purposes but the cash payments for the loans from the brokers were not received until after quarter-end thereby creating the receivable. This was offset by a decline in the amount of loan originations of $3,307,000 from period to period.

Net cash flows (used in) provided by investing activities primarily includes the purchase of fixed assets and customer accounts, activity regarding the unguaranteed portions of SBA loans, changes in restricted cash and activities involving investments in qualified businesses. Net cash flows (used in) provided by investing activities decreased by $11,319,000 to $(1,764,000) for the six months ended June 30, 2008 compared to $9,555,000 for the six months ended June 30, 2007. The decline was due primarily to greater returns from qualified investments in 2007 as compared to 2008, as well as qualified investments made during 2008 only. Proceeds from sales of an asset held for sale and U.S. Treasury Notes, and SBA loans sold held for investment, all of which occurred in 2007 only, accounted for $5,603,000 of the change.

Net cash flows provided by (used in) financing activities primarily includes repayments on notes payable (AI Credit, the proceeds of which were used to finance Capco activities; TICC, which were funds borrowed by CrystalTech Web Hosting, Inc., and paid off in full during 2006 and 2007), and the net borrowings (repayments) on bank notes payable to North Fork, Wells Fargo, and GE. Net cash flows provided (used in) by financing activities increased by $8,976,000 to $4,220,000) for the six months ended June 30, 2008 from $(4,756,000) for the six months ended June 30, 2007. The primary reason for the decline was the net cash provided by a $2,050,000 reduction in restricted cash in NBC for the six months ended June 30, 2007 and a $8,111,000 change in net borrowings on bank notes payable of $5,157,000 during the six- month period ended June 30, 2008, from net repayments of $2,954,000 for the six months ended June 30, 2007.

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

Because the SBA lender borrows money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. The Company had outstanding bank notes payable of approximately $27,223,000 at June 30, 2008. Interest rates on such notes are variable ranging between Prime plus 0.25%-2.0% or LIBOR plus 2.50%. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of decreasing interest rates, our revenue from interest income would decrease, which would reduce our net operating income. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have the effect of a net increase (decrease) in assets by less than 1% as of June 30, 2008. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not take into account potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect a net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

In addition, we do not have significant exposure to changing interest rates on invested cash, which were approximately $28,035,000 and $38,320,000 at June 30, 2008 and December 31, 2007, respectively. The Company invests cash mainly in money market accounts and other investment-grade securities and does not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

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

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 4.	Submission of Matters To a Vote of Security Holders

(a) On June 17, 2008, we held our annual meeting of shareholders, at which there were present in person or by proxy 31,968,287, or 86.52, of the outstanding common shares.

(b) All nominees for election as Class II directors were reelected to three year terms with votes as follows:

	FOR	WITHHELD
David C. Beck	30,061,569	1,906,718

Gordon L. Schroeder	30,062,218	1,906,069

(c) The shareholders also voted for and approved the ratification of the selection of J. H. Cohn LLP as our Independent Registered Public Accounting Firm for the Company for the year ending December 31, 2008. The vote was:

For:	30,724,439 votes
Against:	1,136,954 votes
Abstained:	106,892 votes

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: August 12, 2008	By:	/s/ Barry Sloane
Barry Sloane
Chairman of the Board, Chief Executive Officer and Secretary

Date: August 12, 2008	By:	/s/ Seth A. Cohen
Seth A. Cohen
Chief Financial Officer and Treasurer