Form 10-Q
period 2008-09-30
NEWTEK BUSINESS SERVICES INC
filed 2008-11-13
CIK 1094019

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 7, 2008, there were 37,031,656 of the Company’s Common Shares issued and outstanding.

Item 1.	Financial Statements

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(In Thousands, except for Per Share Data)

	Three Months ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating revenues	$24,243	$23,067	$72,393	$68,287

Operating expenses:

Electronic payment processing costs	13,075	11,344	38,224	31,742
Salaries and benefits	5,052	5,775	17,616	16,512
Interest	2,333	3,636	6,816	11,296
Depreciation and amortization	1,772	1,688	5,348	4,896
Other operating costs	4,737	5,347	13,840	15,628

Total operating expenses	26,969	27,790	81,844	80,074

Operating loss from continuing operations before fair market value adjustment, minority interest, (provision) benefit for income taxes, and discontinued operations	(2,726)	(4,723)	(9,451)	(11,787)

Net change in fair market value of credits in lieu of cash and notes payable in credits in lieu of cash	(74)	—	(13)	—
Minority interest	109	91	335	271

Loss from continuing operations before (provision) benefit for income taxes and discontinued operations	(2,691)	(4,632)	(9,129)	(11,516)
(Provision) benefit for income taxes	(56)	669	1,706	2,758

Loss from continuing operations	(2,747)	(3,963)	(7,423)	(8,758)
Discontinued operations, net of taxes	—	(4)	—	(495)

Net loss	$(2,747)	$(3,967)	$(7,423)	$(9,253)

Weighted average common shares outstanding:
Basic and diluted	35,628	35,950	35,771	35,824
Loss per share from continuing operations:
Basic and diluted	$(0.08)	$(0.11)	$(0.21)	$(0.25)
Loss per share from discontinued operations, net of taxes:
Basic and diluted	—	—	—	(0.01)

Basic and diluted loss per share	$(0.08)	$(0.11)	$(0.21)	$(0.26)

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

(In Thousands, except for Per Share Data)

	September 30, 2008	December 31, 2007
	Unaudited	(Note 1)
ASSETS
Cash and cash equivalents	$17,825	$25,372
Restricted cash	9,704	12,948
Credits in lieu of cash	61,148	92,781
SBA loans held for investment (net of reserve for loan losses of $2,779 and $2,196, respectively)	26,980	27,895
Accounts receivable (net of allowance of $596 and $321, respectively)	4,290	3,957
SBA loans held for sale	6,116	360
Prepaid and structured insurance	—	14,738
Prepaid expenses and other assets (net of accumulated amortization of deferred financing costs of $2,011 and $1,593, respectively)	10,152	9,789
Servicing asset (net of accumulated amortization and allowances of $3,792 and $3,160, respectively)	2,228	2,718
Fixed assets (net of accumulated depreciation and amortization of $8,792 and $6,616, respectively)	5,172	5,433
Intangible assets (net of accumulated amortization of $11,073 and $8,775, respectively)	7,226	8,829
Goodwill	13,069	12,996

Total assets	$163,910	$217,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$8,544	$10,259
Notes payable	26,685	26,765
Deferred revenue	2,314	2,032
Notes payable in credits in lieu of cash	61,148	79,085
Deferred tax liability	5,766	17,880

Total liabilities	104,457	136,021

Minority interest	4,484	4,970

Commitments and contingencies
Shareholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, issued and outstanding 36,185 and 36,081, respectively, not including 403 and 583 shares held in escrow, respectively, and 473 held by an affiliate)	724	722
Additional paid-in capital	56,398	56,161
(Deficit) retained earnings	(1,504)	20,245
Treasury stock, at cost (633 and 217 shares, respectively)	(649)	(303)

Total shareholders’ equity	54,969	76,825

Total liabilities and shareholders’ equity	$163,910	$217,816

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(In Thousands)

	2008	2007
Cash flows from operating activities:
Net loss	$(7,423)	$(9,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from tax credits	(4,634)	(3,958)
Accretion of interest expense	5,287	8,947
Deferred income taxes	(2,562)	(3,771)
Depreciation and amortization	5,348	5,471
Gain on sale/recovery of investments	(93)	(1,073)
Provision for loan losses	1,528	607
Other, net	(35)	(131)
Changes in operating assets and liabilities:
Originations of SBA loans held for sale	(16,067)	(22,791)
Proceeds from sale of SBA loans held for sale	10,311	23,227
Prepaid expenses and other assets, accounts receivable and accrued interest receivable	(412)	1,392
Accounts payable, accrued expenses and deferred revenue	(1,365)	(1,838)
Other, net	228	1,094

Net cash used in operating activities	(9,889)	(2,077)

Cash flows from investing activities:
Investments in qualified businesses	(885)	(1,031)
Return of investments in qualified businesses	859	3,787
Purchase of fixed assets and customer merchant accounts	(2,733)	(4,882)
SBA loans originated for investment, net	(5,169)	(6,832)
Payments received on SBA loans	4,102	5,047
Change in restricted cash	2,889	(545)
Proceeds from sale of SBA loans held for investment	—	2,144
Proceeds from sale/recovery of investments in qualified businesses	—	1,032
Proceeds from sale of asset held for sale	—	1,572
Proceeds from sale of U.S. Treasury Notes	—	5,042
Other	—	863

Net cash (used in) provided by investing activities	(937)	6,197

NEWTEK BUSINESS SERVICES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (CONTINUED)

	2008	2007
Cash flows from financing activities:
Proceeds from notes payable	—	5,073
Repayments of notes payable	(338)	(8,766)
Change in restricted cash relating to CDS financing	—	2,050
Purchase of treasury shares	(458)	(52)
Net proceeds (repayments) on bank notes payable	4,226	(754)
Other	(151)	(191)

Net cash provided by (used in) financing activities	3,279	(2,640)

Net (decrease) increase in cash and cash equivalents	(7,547)	1,480
Cash and cash equivalents - beginning of period	25,372	26,685

Cash and cash equivalents - end of period	$17,825	$28,165

Supplemental disclosure of cash flow activities:

Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$14,314	$14,146

Conversion of note payable to minority interest	$—	$1,000

Shares held in escrow released to former shareholders of wholly owned subsidiary	$72	$104

Issuance of treasury shares for 401K match	$112	$—

Reduction of structured insurance product and notes payable – Certified Investors	$3,810	$—

Effects of CDS Business Services, Inc. consolidation (excludes intercompany balances):
Additions to assets:
Cash	$—	$233
Accounts receivable	—	4,311
Prepaid expenses and other assets	—	94

Total assets	$—	$4,638

Additions to liabilities:
Accounts payable and accrued expenses	$—	$3,127
Notes payable	—	3,259

Total liabilities	—	6,386

Goodwill recognized	$—	$1,748

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Newtek Business Services, Inc. (“Newtek” or the “Company”) is a holding company for several wholly- and majority-owned subsidiaries, including 14 certified capital companies which are referred to as Capcos, and several portfolio companies in which the Capcos own non-controlling or minority interests. The Company provides a “one-stop-shop” of business services to the small- and medium-sized business market and uses state of the art web-based proprietary technology to be a low-cost acquirer and provider of products and services. The Company partners with companies, credit unions, and associations to offer its services.

Effective January 1, 2008, the Company changed its basis of presentation for its business segments. For additional information see Note 13 to the Condensed Consolidated Financial Statements.

The Company’s principal business segments are:

Electronic Payment Processing: Credit card and debit card processing, check conversion and ACH solutions for the small- and medium-sized business market.

Web Hosting: CrystalTech Web Hosting, Inc., which offers shared and dedicated web hosting and related services to the small- and medium-sized business market.

Small Business Finance: Newtek Small Business Finance, Inc. (“NSBF”), a nationally licensed, U.S. Small Business Administration (“SBA”) lender that originates, sells and services loans to qualifying small businesses, which are partially guaranteed by the SBA. CDS Business Services, Inc., D/B/A Newtek Business Credit (“NBC”) provides financing to small- and medium-sized businesses by purchasing their receivables at a discounted rate. In addition, NBC provides billing and accounts receivable maintenance services to businesses.

All Other: Includes results from businesses formed from Investments in Qualified Businesses made through Capco programs which cannot be aggregated with other operating segments.

Corporate Activities: Revenue and expenses not allocated to other segments, including interest income, Capco management fee income and corporate expenses.

Capcos: Fourteen certified capital companies which invest in small- and medium-sized businesses. They generate non-cash income from tax credits and non-cash interest expense.

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

The accompanying notes to condensed consolidated financial statements should be read in conjunction with Newtek’s 2007 Annual Report on Form 10-K. These financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulations S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The results of operations for an interim period may not give a true indication of the results for the entire year. The December 31, 2007 consolidated balance sheet has been derived from the audited financial statements of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Income from tax credits: Following an application process, a state will notify a company that it has been certified as a Capco. The state then allocates an aggregate dollar amount of tax credits to the Capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the Capco. The Capco is legally entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements and corresponding non-recapture percentages. At September 30, 2008, the Company had Capcos in seven states and the District of Columbia. Each state statute requires that the Capco invest a threshold percentage of Certified Capital in Qualified Businesses within the time frames specified. As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco program. Such a disqualification, or “decertification” as a Capco results in a recapture of all or a portion of the allocated tax credits; the proportion of the recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks.

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

The detail of total operating revenues included in the condensed consolidated statements of operations is as follows for the three and nine months ended:

	Three months ended September 30:		Nine months ended September 30:
(In thousands):	2008	2007	2008	2007
Electronic payment processing	$15,969	$13,955	$47,073	$39,502
Web hosting	4,586	4,164	13,361	11,984
Interest income	744	1,291	2,547	4,329
Income from tax credits	1,680	1,337	4,634	3,958
Premium on loan sales	(5)	685	472	2,198
Servicing fee	438	512	1,360	1,452
Insurance commissions	225	204	818	648
Other income	606	919	2,128	4,216

Totals	$24,243	$23,067	$72,393	$68,287

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

As of September 30, 2008, the Company had two share-based compensation plans. For the three and nine month periods ended September 30, 2008, compensation cost charged to operations for those plans was $49,000 and $206,000, respectively, and is included in salaries and benefits in the accompanying condensed consolidated statements of operations.

In March 2008, Newtek granted its six independent directors an aggregate of 197,434 options valued at $87,000. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The options vest immediately and expire 10 years from the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions: 5 year expected life, risk-free interest rate of 2.51% and expected volatility of the Company’s stock of 53.48%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The risk-free rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected term was determined using the simplified method under Staff Accounting Bulletin No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies”

In May 2008, Newtek granted its certain employees an aggregate of 710,000 options valued at $369,000. Option awards were granted with an exercise price of $1.50 which exceeded the market price of the Company’s stock at the date of grant. The options vest on the second anniversary of date of grant and expire 10 years from the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions: 6 year expected life, risk-free interest rate of 3.10% and expected volatility of the Company’s stock of 53.98%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The risk-free rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected term was determined using the simplified method under Staff Accounting Bulletin No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies”. Compensation cost charged to operations in connection with such grant was $43,000 and $65,000 for the three and nine month period ended September 30, 2008, respectively.

In July 2008, Newtek granted certain employees an aggregate of 120,000 options valued at $42,000. Option awards were granted with an exercise price of $1.50 which exceeded the market price of the Company’s stock at the date of grant. The options vest on the second anniversary of date of grant and expire 10 years from the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions: 6 year expected life, risk-free interest rate of 3.20% and expected volatility of the Company’s stock of 54.66%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The risk-free rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected term was determined using the simplified method under Staff Accounting Bulletin No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies”. Compensation cost charged to operations in connection with such grant was $4,000 for the three and nine months ended September 30, 2008.

As of September 30, 2008, there was $313,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized ratably through the period ending September 30, 2010.

New Accounting Pronouncements

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. FAS 157-3”), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). However, the disclosure provisions in SFAS No. 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Company adopted SFAS No. 157 in January 2008. As part of this adoption, the Company evaluated the fair value measurements of its financial assets and liabilities and determined that these instruments are valued in active markets. As such, the guidance in this FSP did not impact the Company’s consolidated financial statements.

In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-5 on its condensed consolidated financial position and results of operations.

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date for FASB Statement No. 157” (“FSP No. FAS 157-2”). This FSP permits the delayed application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, as defined in this FSP, except for those that are recognized or disclosed at fair value in the financial statements at least annually, until January 1, 2009 for the Company. As of January 1, 2008, the Company adopted SFAS No. 157, with the exception of its application to nonfinancial assets and nonfinancial liabilities, which the Company will defer in accordance with FSP No. FAS 157-2. The Company is currently evaluating the impact of adopting SFAS No. 157 at the beginning of fiscal 2009 for such nonfinancial assets and nonfinancial liabilities on its condensed consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income attributable to the parent. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of SFAS 141(R) and SFAS 160 to have a material impact on our condensed consolidated financial statements.

NOTE 3 – FAIR VALUE MEASUREMENT

Effective January 1, 2008, the Company adopted SFAS 157 concurrent with its adoption of SFAS 159. SFAS 157 clarifies the definition of fair value and describes methods available to appropriately measure fair value in accordance with GAAP. SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. SFAS 159 allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur. SFAS 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities. The Company has adopted SFAS 159 effective January 1, 2008 concurrent with the adoption of SFAS 157 for valuing its Capcos’ credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance with the exception of those related to its Wilshire Advisers, LLC Capco. The discussion below is therefore exclusive of Wilshire Advisors, LLC.

The Company adopted SFAS 159 in order to reflect in its financial statements the assumptions that market participants use in evaluating these financial instruments. Under the cost basis of accounting, the discount rates used to calculate the present value of the credits in lieu of cash and notes payable in credits in lieu of cash did not reflect the credit enhancements that the Company’s Capcos obtained from insurance subsidiaries of American International Group, Inc (“AIG”), namely its A- rating, for the Capcos’ debt issued to certified investors. Instead the cost paid for the credit enhancements was recorded as prepaid insurance and amortized on a straight-line basis over the term of the credit enhancements.

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

Based on the aforementioned characteristics and in view of the AIG insurance subsidiaries credit enhancements, the Company believes that market participants purchasing or selling its Capcos’ debt, and therefore its credits in lieu of cash, and notes payable in credits in lieu of cash view nonperformance risk to be equal to the risk of an AIG insurance subsidiary nonperformance risk and as such both the fair value of credits in lieu of cash and notes payable in credits in lieu of cash should be priced to yield a rate equal to an applicable AIG insurance subsidiary U.S. Dollar denominated debt instrument or, because such an instrument does not exist, an applicable AIG holding company U.S. Dollar denominated debt instrument. Because the value of notes payable in credits in lieu of cash directly reflects the credit enhancement obtained from the AIG insurance subsidiaries, the unamortized cost relating to the credit enhancement will cease to be separately carried as an asset on Company’s consolidated balance sheet and is incorporated in notes payable in credits in lieu of cash.

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

The fair value at September 30, 2008 was calculated using fair value hierarchy level two and in the same manner as the valuation at January 1, 2008 with modifications as described below.

Fair Value Option

Credits in lieu of cash and Notes payable in credits in lieu of cash

The Company elected to account for both credits in lieu of cash and notes payable in credits in lieu of cash at fair value in accordance with SFAS 159 in order to reflect in its consolidated financial statements the assumptions that market participant’s use in evaluating these financial instruments.

Prepaid insurance

The Company has determined that the effect of the credit enhancement obtained from AIG is inseparable from the notes payable in credits in lieu of cash. In adopting SFAS 159 the prepaid insurance unamortized cost relating to the credit enhancement ceased to be separately carried as an asset on the Company’s condensed consolidated balance sheet and is incorporated in notes payable in credits in lieu of cash.

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

As described above, the Company’s Capcos’ debt, enhanced by AIG insurance, effectively bears the nonperformance risk of AIG. Therefore the Company calculates the fair value of both the Credits in lieu of cash and Notes payable in credits in lieu of cash using the yields of various AIG notes with similar maturities to each of the Company’s respective Capcos’ debt. The Company elected to discontinue utilizing AIG’s 7.70% Series A-5 Junior Subordinated Debentures (the “AIG Debentures”) because those long maturity debentures began to trade with characteristics of a preferred stock after the AIG received financing from the United States Government. The Company considers this a level 2 input under SFAS 157, since it is a quoted yield for a similar liability that is traded in an active exchange market. The Company selected these AIG securities as the most representative of the nonperformance risk associated with the CAPCO notes because they are AIG issued notes, are actively traded and because maturities match Credits in lieu of cash and Notes payable in credits in lieu of cash.

After calculating the fair value of both the Credits in lieu of cash and Notes payable in credits in lieu of cash, the Company compares their values. Calculation differences primarily due to tax credit receipt versus delivery timing may cause the value of the Credits in lieu of cash to differ from that of the Notes payable in credits in lieu of cash. Because the Credits in lieu of cash asset has the single purpose of paying the Notes payable in credits in lieu of cash and has no other value to the Company, Newtek determined that the Credits in lieu of cash should equal the Notes payable in credits in lieu of cash.

As of June 30, 2008, the present value of the credits in lieu of cash was $79,908,000 and notes payable in credits in lieu of cash was $79,772,000. On that date, the yield on the AIG Debentures was 8.63%. As of September 30, 2008, the date the Company revalued the asset and liability, the yields on the AIG notes averaged 21.97% reflecting AIG’s reduction in credit rating from AA- to A-, AIG’s financial troubles, and changes in interest rates in the marketplace. This increase in yield reduced both the fair value of the credits in lieu of cash by $15,158,000 to $62,422,000 from an expected value of $77,580,000 assuming the yield had remained unchanged from June 30, 2008, and the fair value of the notes payable in credits in lieu of cash by $16,358,000 to $61,148,000 from an expected value of $77,506,000 assuming the yield had remained unchanged from June 30, 2008. The Company reduced the value of the credits in lieu of cash by an additional $1,274,000 to equal the value of the notes payable in credits in lieu of cash. The net change in fair value reported in the Company’s condensed consolidated statement of operations for the three months ended September 30, 2008 above was a loss of $74,000.

Changes in the future yield of the AIG issued debt selected for valuation purposes will result in changes to the fair values of the credits in lieu of cash and notes payable in credits in lieu of cash when calculated for future periods; these changes will be reported through the Company’s condensed consolidated statements of operations.

NOTE 4 – SBA LOANS:

The Company lends to a variety of business types with the largest concentrations by dollar amount of SBA loans in the hotel and motel and restaurant industries. Geographically, the Company holds loans in 40 states and the District of Columbia with the largest concentrations by dollar amount in Florida and New York. Below is a summary of the activity in the SBA loans held for investment, net of SBA loan loss reserves for the nine months ended September 30, 2008 (In thousands):

Balance at December 31, 2007	$27,895
SBA loans originated for investment	5,233
Payments received	(4,102)
Provision for SBA loan losses	(1,528)
Loans foreclosed into real estate owned	(682)
Discount on loan originations, net	164

Balance at September 30, 2008	$26,980

Below is a summary of the activity in the reserve for loan losses for the nine months ended September 30, 2008 (In thousands):

Balance at December 31, 2007	$2,196
SBA loan loss provision	1,528
Recoveries	39
Loan charge-offs	(984)

Balance at September 30, 2008	$2,779

Below is a summary of the activity in the SBA loans held for sale for the nine months ended September 30, 2008 (In thousands):

Balance at December 31, 2007	$360
Loan originations for sale	16,067
Loans sold	(10,311)

Balance at September 30, 2008	$6,116

All loans are priced at the prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with the Company. As of September 30, 2008 and December 31, 2007, net SBA loans receivable held for investment with adjustable interest rates amounted to $25,520,000 and $25,806,000, respectively.

For the nine months ended September 30, 2008 and 2007, the Company funded approximately $21,172,000 and $29,919,000 in loans and sold approximately $10,311,000 and $23,421,000 of the guaranteed portion of the loans, respectively.

The outstanding balances of loans past due ninety days or more and still accruing interest as of September 30, 2008 and December 31, 2007 amounted to $91,000 and $273,000, respectively.

At September 30, 2008 and December 31, 2007, total impaired non-accrual loans amounted to $5,359,000 and $5,550,000, respectively. For the nine months ended September 30, 2008 and for the year ended December 31, 2007, the average balance of impaired non-accrual loans was $5,985,000 and $5,637,000, respectively. Approximately $1,661,000 and $1,008,000 of the allowance for loan losses were allocated against such impaired non-accrual loans, respectively, in accordance with SFAS 114 “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statement No. 5 and 15”. The following is a summary of SBA loans held for investment as of:

(In thousands):	September 30, 2008	December 31, 2007
Due in one year or less	$64	$64
Due between one and five years	1,392	1,392
Due after five years	29,972	30,468

Total	31,428	31,924
Less : Allowance for loan losses	(2,779)	(2,196)
Less: Deferred origination fees, net	(1,669)	(1,833)

Balance (net)	$26,980	$27,895

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

The changes in the value of the Company’s servicing rights for the nine months ended September 30, 2008 were as follows:

(In thousands):
Balance at December 31, 2007	$3,099
Servicing assets capitalized	142
Servicing assets amortized	(752)

Balance at September 30, 2008	2,489

Reserve for impairment of servicing assets:
Balance at December 31, 2007	(381)
Recovery	120

Balance at September 30, 2008	(261)

Balance at September 30, 2008 (net of reserve)	$2,228

The estimated fair value of capitalized servicing rights was $2,228,000 and $2,718,000 as of September 30, 2008 and December 31, 2007, respectively. The estimated fair value of servicing assets as of September 30, 2008 was determined using a discount rate of 12.7%, weighted average prepayment speeds ranging from 1% to 22%, weighted average life of 3.0 years, and an average default rate of 4.9%. The estimated fair value of servicing assets at December 31, 2007 was determined using a discount rate of 11.2%, weighted average prepayment speeds ranging from 1% to 23%, depending upon certain characteristics of the loan portfolio, a weighted average life of 3 years, and an average default rate of 4.9%. The Company considers its determination of the estimated fair value of capitalized servicing rights to be a level 3 input under SFAS 157.

The unpaid principal balances of loans serviced for others which are not included in the accompanying condensed consolidated balance sheets amounted to $139,822,000 and $155,182,000 as of September 30, 2008 and December 31, 2007, respectively.

NOTE 6 – NOTES PAYABLE:

As of September 30, 2008, NSBF failed to maintain the “Minimum Senior Charge Coverage Ratio” specified in Annex G and Section 6.10 of the Credit Agreement, dated August 31, 2005 among NSBF General Electric Capital Corporation and certain other Credit Parties (“GE”), as amended (the “GE line of credit”), and notified GE of the occurrence of an event of default under the GE line of credit.

GE has informed NSBF that it reserves all rights and remedies available to it under the GE line of credit in respect of the event of default. To date, GE has not restricted NSBF from drawing down on the GE line of credit to meet commitments, but there can be no assurance that GE will continue to do so. As of November 4, 2008, NSBF had $28,325,551 outstanding under the GE line of credit. Please see “Liquidity and Capital Resources” for a fuller discussion of this event.

NOTE 7 – COMMON STOCK:

In connection with restricted stock grants in 2007, the Company issued 4,762 shares to one employee for the three months ended September 30, 2008 and issued 38,109 shares to three employees for the nine months ended September 30, 2008. The allocated portion of the related compensation costs associated with these grants were $2,000 and $30,000 for the three and nine months ended September 30, 2008, respectively.

NOTE 8 – WARRANTS:

In March 2008, a warrant was granted to purchase 50,000 shares of the Company’s common stock to a firm performing investor relations for the Company. The warrant vests in six months with an exercise price of $2.00 and expires in March 2018. At September 30, 2008, the warrant was valued at $12,000. The compensation cost that has been charged to operations for this warrant for the three and nine months ended September 30, 2008 was $4,000 and $12,000, respectively, and is included in other operating costs in the accompanying condensed consolidated statements of operations. The fair value of each warrant award is estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions: 10 year expected life, risk-free interest rate of 3.45% and expected volatility of the Company’s stock of 63.76%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The risk-free rate for periods during the expected life of the warrant is based on the U. S. Treasury yield curve in effect at the time of grant. The expected term was determined based on the contractual term of the warrant. In accordance with EITF 96-18, the Company adjusted the value of the warrant to fair value at each measurement date through the date of vesting, which was September 15, 2008.

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

In March 2006, the Newtek Board of Directors adopted a stock buy-back program authorizing management to enter the market to re-purchase up to 1,000,000 of the Company’s common shares. As of September 30, 2008, the Company has purchased a total of 633,152 treasury shares under that authorization.

NOTE 10 – INCOME TAXES:

During the third quarter of 2008, the Company changed its estimated effective annual tax rate as a result of changes in its estimated annualized taxable income. The Company’s annual effective tax rate was reduced from approximately 27% to 19%. The change is primarily the result of an increase in the estimated annual loss at NSBF, an entity that does not consolidate with Newtek Business Services, Inc. for tax purposes, and reductions in operating expenses in other entities which improved pre-tax results and produced a current tax provision.

NOTE 11 – LOSS PER SHARE:

Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common share equivalents is included in the calculation of diluted loss per share only when the effect of their inclusion would be dilutive.

The calculations of loss per share were:

	Three months Ended September 30:		Nine months Ended September 30:
(In thousands except per share data):	2008	2007	2008	2007
Numerator:
Numerator for basic and diluted EPS – loss from continuing operations	$(2,747)	$(3,963)	$(7,423)	$(8,758)
Numerator for basic and diluted EPS – loss from discontinued operations	—	(4)	—	(495)

Numerator for basic and diluted EPS – loss available to common shareholders	$(2,747)	$(3,967)	$(7,423)	$(9,253)

Denominator:
Denominator for basic and diluted EPS – weighted average shares	35,628	35,950	35,771	35,824

Net loss per share from continuing operations: Basic and diluted	$(0.08)	$(0.11)	$(0.21)	$(0.25)
Net loss per share from discontinued operations: Basic and diluted	—	—	—	(0.01)

Loss per share: Basic and diluted	$(0.08)	$(0.11)	$(0.21)	$(0.26)

The amount of anti-dilutive shares/units excluded from above is as follows:

Stock options and restricted stock	1,856	703	1,658	617
Warrants	216	216	216	216
Contingently issuable shares	403	474	403	474

NOTE 12 – SUBSEQUENT EVENTS:

On October 20, 2008, NBC entered into a Second Amendment and Waiver of Defaults with Wells Fargo Bank, NA dated February 27, 2007, that extends the $10,000,000 facility by three years to February 2012. The agreement also provides for the opportunity to convert all or any part of the principal amount outstanding into a LIBOR advance at a rate of LIBOR plus 350 basis points or remain at Prime rate, with a floor of 5.00% plus 250 basis points.

On October 21, 2008, NSBF entered into a Third Amendment and Waiver of its Credit Agreement with General Electric Capital Corporation dated August 31, 2005 (the “GE Amendment”). The GE Amendment increases the interest rate by 50 basis points immediately to LIBOR plus 300 basis points or the Prime Rate plus 75 basis points with an increase of an additional 25 basis points on January 1, 2009 and each quarter thereafter.

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

The Small business finance segment consists of Small Business Lending, Inc., a lender that primarily originates, sells and services government guaranteed SBA 7a loans to qualifying small businesses through its licensed SBA lender,; the Texas Whitestone Group which manages the Company’s Texas Capco and closes loans; and NBC which provides accounts receivable financing, billing and accounts receivable maintenance services to businesses. NSBF generates revenues from sales of loans, servicing income for those loans retained to service by NSBF and interest income earned on the loans themselves. The lender generates expenses for interest, professional fees, salaries and benefits, depreciation and amortization, and provision for loan losses, all of which are included in the respective caption on the condensed consolidated statements of operations. NSBF also has expenses such as loan recovery expenses, loan processing costs, and other expenses that are all included in the other general and administrative costs caption on the condensed consolidated statements of operations.

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

The following table presents the Company’s segment information for the three and nine month periods ended September 30, 2008 and total assets as of September 30, 2008 and December 31, 2007 (In thousands):

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
Third Party Revenue
Electronic payment processing	$15,984	$14,011	$47,134	$39,638
Web hosting	4,590	4,173	13,373	12,011
Small business finance	1,647	2,724	5,592	8,967
Capcos	1,755	1,570	4,993	4,926
All other	402	706	1,708	3,094
Corporate activities	1,169	760	4,729	2,992

Total reportable segments	25,547	23,944	77,529	71,628
Eliminations	(1,304)	(877)	(5,136)	(3,341)

Consolidated Total	$24,243	$23,067	$72,393	$68,287

Inter-Segment Revenue
Electronic payment processing	$19	$10	$55	$33
Web hosting	56	36	134	131
Small business finance	80	—	849	23
Capcos	458	510	1,423	1,662
All other	235	232	594	479
Corporate activities	519	306	1,600	1,564

Total reportable segments	1,367	1,094	4,655	3,892
Eliminations	(1,367)	(1,094)	(4,655)	(3,892)

Consolidated Total	$—	$—	$—	$—

Income (loss) before benefit for income taxes and discontinued operations
Electronic payment processing	$1,114	$917	$3,361	$2,787
Web hosting	898	317	2,249	2,150
Small business finance	(1,494)	(162)	(3,787)	(264)
Capcos	(1,411)	(2,913)	(5,530)	(9,785)
All other	(575)	(304)	(1,526)	191
Corporate activities	(1,223)	(2,487)	(3,896)	(6,595)

Totals	$(2,691)	$(4,632)	$(9,129)	$(11,516)

Depreciation and amortization
Electronic payment processing	$558	$519	$1,679	$1,409
Web hosting	808	759	2,441	2,223
Small business finance	277	301	863	886
Capcos	10	10	71	161
All other	23	32	260	187
Corporate activities	96	67	34	30

Totals	$1,772	$1,688	$5,348	$4,896

Identifiable assets	As of September 30, 2008	As of December 31, 2007
Electronic payment processing	$15,341	$16,234
Web hosting	14,362	17,220
Small business finance	47,611	44,955
Capcos	74,992	125,931
All other	8,014	10,942
Corporate activities	3,590	2,534

Consolidated total	$163,910	$217,816

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We are a direct distributor of business services to the small- and medium-sized business market. Our target market represents a very significant marketplace in the United States GDP. According to statistics published by the U.S. Small Business Administration, approximately 51% of the GDP and private sector employment in the United States comes from small businesses, and 99% of businesses in the United States which have one or more employees fit into this market segment. As of September 30, 2008, we had over 91,000 customers. We use state-of-the-art web-based proprietary technology to be a low cost acquirer and provider of products and services to our small- and medium-sized business clients. We partner with AIG, Merrill Lynch, Morgan Stanley, the Credit Union National Association with its 8,700 credit unions and 80 million members, Navy Federal Credit Union with 2.7 million members, PSCU Financial Services, Inc., the nation’s largest credit union service organization, Fiserv Solutions, Inc. d/b/a IntegraSys, General Motors Minority Dealers Association and Daimler Chrysler Minority Dealers Association, all of whom have elected to offer certain of our business services and financial products rather than provide some or all of them directly for their customers. We have deemphasized our Capco business in favor of growing our operating businesses and do not anticipate creating any new Capcos in the foreseeable future.

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

As of January 1, 2008, we adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” to better value our Capco notes. By revaluing our assets and liabilities associated with the notes issued by our Capcos, we have endeavored to eliminate much of the non-cash effect the Capcos have on our operations that make unclear the performance of our operations. The adoption has resulted in a one-time, non-cash after-tax reduction in retained earnings of $14,327,000 and a one-time reduction of $9,551,000 in the deferred tax liability. This will reduce the future burden of non-cash Capco losses by better balancing the non-cash income from tax credits against the non-cash Capco interest expense. For the nine months ended September 30, 2008, the change has resulted in a $6,616,000 reduction of the Capco non-cash loss that is income from tax credits less Capco interest expense and the amortization of prepaid Capco note insurance expense. Because we chose to adopt a new rule, we have not restated previous financial results.

For the quarter ended September 30, 2008, we had a net loss of $2,747,000 on revenues of $24,243,000. Total revenues increased by $1,176,000, or 5.1%, from $23,067,000 for the quarter ended September 30, 2007 principally due to increased revenues in the Electronic payment processing and Web hosting segments, offset by decreases in revenues from our Small business finance and All other segments. The reduction in the net loss of $1,220,000 from the third quarter of 2007 reflects improvements in income from operations for the Electronic payment processing segment from increased sales, improvements in income from operations for the Web hosting segment, a reduction in loss in the Capco segment from the adoption of SFAS 159, a reduction in losses in Corporate activities from reduced expenses, offset by greater losses in the Small business finance and All other segments as compared to the same period for 2007. The improved income in the Web hosting segment resulted from increased sales and the elimination of duplicative rent and electricity incurred in the 2007 period in connection with a move to a larger server facility.

The Small business finance segment sold substantially fewer loans held for sale while experiencing a material decrease in the premium received and servicing income created upon NSBF’s sale of guaranteed portions of loans because of marketplace conditions. As a result of this, on September 30, 2008, NSBF failed to maintain the minimum Senior Charge Coverage Ratio (“SCCR”) specified in the GE line of Credit and notified GE of the occurrence of an Event of Default under the agreement with GE (“Event of Default”). We use the GE line of credit to originate and fund the guaranteed and unguaranteed portions of loans held by NSBF. The Company guarantees up to $15 million of the advances on the line. As of November 4, 2008, we had approximately $28 million outstanding under the GE line of credit. Following an Event of Default, GE has the option of terminating the GE line of credit as to new advances, modifying its terms, or declaring all amounts outstanding under the GE line of credit to be immediately due and payable. To date, GE has taken no action to restrict NSBF from drawing further advances on the GE line of credit to meet commitments, but there can be no assurance that GE will continue to do so or that it will not take other actions as permitted by the GE line of credit. If GE were to take certain actions in respect of such default, it may have a materially negative impact on our SBA lending business and the Company itself.

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

Segment Results:

The results of the Company’s reportable segments for the three and nine months ended September 30, 2008 and 2007 are discussed below.

Electronic Payment Processing

	Three months ended September 30:
(In thousands):	2008	2007	$ Change	% Change
Revenue:
Electronic payment processing	$15,968	$13,955	$2,013	14%
Interest income	16	56	(40)	(71)%

Total revenue	15,984	14,011	1,973	14%
Expenses:
Electronic payment processing costs	13,072	11,287	1,785	16%
Salaries and benefits	979	993	(14)	(1)%
Professional fees	49	58	(9)	(16)%
Depreciation and amortization	558	519	39	8%
Other general and administrative costs	212	237	(25)	(11)%

Total expenses	14,870	13,094	1,776	14%
Income from continuing operations before (provision) benefit for income taxes and discontinued operations	$1,114	$917	$197	21%

Three Months Ending September 30, 2008 and 2007

Payment processing revenues increased $1,973,000 or 14% between periods. Acquired portfolios contributed approximately 1% of the period over period gain, primarily from acquiring two significant merchant portfolios between periods. The remaining 13% increase reflects organic revenue growth principally derived from an increase in the average number of active processing merchants, year over year of 14% to 7,525 active merchants at September 30, 2008, partially offset by a decrease of less than 1% in the average monthly processing volume per active merchant. The decrease in the average monthly processing volume per active merchant is partially the result of the addition of new merchants in 2008 whose average monthly sales volumes are less than the average monthly sales volume in the merchant portfolio in the same period in 2007.

Expenses increased $1,776,000 or 14% between periods. During the third quarter of 2007, the Company recorded a provision for charge back losses relating to one merchant totaling $300,000. Electronic payment processing costs increased $1,785,000 or 16% between years with 2% of the increase resulting from acquired portfolios. Organic merchant processing costs, excluding residual payments, increased 12% between years. The remaining increase in electronic payment processing costs of 2% is due to the effect of an increase in residual payments to third-party independent sales agencies and representatives. The increase in such residual payments reflects both higher residual percentage payments to select third-party sales referral sources in order to provide for additional incentives to their sales forces for merchant referrals and the growth of such third-party sales on a sales mix basis. During the third quarter of 2007, the Company recorded a provision for charge back losses relating to one merchant totaling $300,000. If for comparison purposes this charge back loss is eliminated from the 2007 period electronic payment processing costs, the margin of revenues less electronic payment processing costs declined approximately 3% from 21% in 2007 to 18% in 2008. The decline in such margin is attributable to a combination of a lower rate of margin contribution of acquisitions, higher residual expenses and competitive pricing pressures adversely affecting revenues derived from certain merchants. Excluding depreciation and amortization, all other costs decreased 4% between years as the result of cost savings realized through a consolidation of sales offices. Depreciation and amortization costs increased $39,000 due to the acquisition of merchant portfolios between years.

	Nine months ended September 30:
(In thousands):	2008	2007	$ Change	% Change
Revenue:
Electronic payment processing	$47,070	$39,499	$7,571	19%
Interest income	64	139	(75)	(54)%

Total revenue	47,134	39,638	7,496	19%
Expenses:
Electronic payment processing costs	38,221	31,637	6,584	21%
Salaries and benefits	3,021	2,879	142	5%
Professional fees	201	168	33	20%
Depreciation and amortization	1,679	1,409	270	19%
Other general and administrative costs	651	758	(107)	(14)%

Total expenses	43,773	36,851	6,922	19%
Income from continuing operations before (provision) benefit for income taxes and discontinued operations	$3,361	$2,787	$574	21%

Nine Months Ending September 30, 2008 and 2007

Payment processing revenues increased $7,496,000 or 19% between periods. Acquired portfolios contributed approximately 3% of the period over period gain as the result of acquiring two significant merchant portfolios between periods. The remaining 16% increase reflects organic revenue growth principally derived from an increase in the number of average active processing merchants between years of 12% to 7,525 active merchants at September 30, 2008, with the remainder of the increase due to an increase in the average monthly processing volume per active merchant. The increase in the average monthly processing volume per active merchant reflects a combination of growth in sales volume from existing merchants as well as the effect of the addition during the first half of 2007 of several higher than average processing volume merchants.

Expenses increased $6,922,000 or 19% between periods. During the nine months ended September 30, 2007, the Company recorded a provision for charge back losses relating to one merchant totaling $300,000. Electronic payment processing costs increased $6,584,000 or 21% between years with 3% of the increase resulting from acquired portfolios. Organic merchant processing costs, excluding residual payments, increased 16% between years. The remaining increase in electronic payment processing costs of 2% is due to the effect of an increase in residual payments to third-party independent sales agencies and representatives. The increase in such residual payments reflects both higher residual percentage payments to select third-party sales referral sources in order to provide for additional incentives to their sales forces for merchant referrals and the growth of such third-party sales on a sales mix basis. During the third quarter of 2007, the Company recorded a provision for charge back losses relating to one merchant totaling $300,000. If for comparison purposes this charge back loss is eliminated from the 2007 period electronic payment processing costs, the margin of revenues less electronic payment processing costs declined approximately 2% from 21% in 2007 to 19% in 2008. The decline in such margin is attributable to a combination of a lower rate of margin contribution of acquisitions, higher residual expenses and competitive pricing pressures adversely affecting revenues derived from certain merchants. Excluding depreciation and amortization, all other costs increased 2% between years as the result of an increase in allocated costs relating to corporate level sales staffing partially offset by cost savings realized through a consolidation of sales offices between periods. Depreciation and amortization increased by $270,000 due to the acquisition of merchant portfolios between years.

Web Hosting

	Three months ended September 30:
(In thousands):	2008	2007	$ Change	% Change
Revenue:
Web hosting	$4,586	$4,163	$423	10%
Interest income	4	10	(6)	(60)%
Other income	—	—	—	—
Total revenue	4,590	4,173	417	10%

Expenses:
Salaries and benefits	1,183	1,055	128	12%
Interest	15	165	(150)	(91)%
Professional fees	27	26	1	4%
Depreciation and amortization	808	759	49	6%
Other general and administrative costs	1,659	1,851	(192)	(10)%

Total expenses	3,692	3,856	(164)	(4)%
Income from continuing operations before (provision) benefit for income taxes and discontinued operations	$898	$317	$581	183%

Three months ended September 30, 2008 and 2007:

Revenue is derived primarily from monthly recurring fees from hosting dedicated and shared websites. Revenue between periods increased $417,000, or 10%, to $4,590,000 in 2008 principally due to organic growth in the number of hosted websites. CrystalTech combined service and plan enhancements with various sales promotions, including free setup fees and/or free additional months of service for new customers who prepay for a period of time ranging from two to 12 months, to help drive growth in sites and revenue. The growth in the shared segment has slowed due to market conditions, increased competition, a deliberate price increase by the hosting division to improve profitability of the lowest cost plan and technology releases by Microsoft™ allowing for high-end shared users to move to lower end dedicated virtual plans.

The increase in revenue reflects an increase in the quarterly number of websites by 5,547 in the third quarter 2008 as compared to the third quarter 2007, or 9%, to 70,257 from 64,710. The average number of dedicated websites, which generate a higher monthly fee versus shared websites, increased by 443 between periods, or 22%, to an average of 2,495 per month from an average of 2,052 per month in the third quarter 2007. The average number of shared websites increased 5,104, or 8%, to an average of 67,762 per month in the third quarter 2008, from an average of 62,658 per month in the third quarter 2007.

The $164,000 decrease in expenses between periods primarily reflects the $150,000 decrease in interest expense and the $192,000 decrease in other general and administrative costs offset by the $128,000 increase in salaries and benefits. The decrease in interest expenses was a result of CrystalTech having fully paid their outstanding note payable to TICC in the third quarter 2007, which caused the 2007 interest expense to be burdened by a non-recurring charge associated with the write-off of the remaining $135,000 deferred financing costs relating to the TICC note. In the third quarter 2007, CrystalTech moved to a larger data center location with greater capacity to support its growing business; during the course of the construction of the new facility and the move CrystalTech operated both in its old and new facilities. The $192,000 decrease in other general and administrative costs between the periods primarily reflects the elimination of approximately $225,000 of expenses for temporary datacenter space and rent on the previous datacenter location and their related $75,000 in telephone and internet expense offsetting the costs of the new space. The new space should be sufficient to house growth beyond 2009. Offsetting the decreases in other general and administrative costs are a $49,000 increase in marketing expenses, a $16,000 increase in domain costs, and a $26,000 increase in credit card processing costs. Salaries and benefits increased $128,000 or 12%, at a slightly higher rate than the revenue growth of 10% due to the addition of sales, marketing and customer personnel to existing staff. Due to current cost cutting initiatives of the Company and after reevaluating current staffing needs in line with the current growth trend, the Company believes that salaries and benefits should remain fairly stable into 2009. The $49,000 increase in depreciation and amortization was primarily due to capital expenditures between periods of approximately $2,619,000 for additional website hosting servers and the acquisition of website software. CrystalTech expects the growth in total expenses to remain comparable to its forecasted increase in revenues for the remainder of the year.

Income before benefit for income taxes increased $581,000 in the third quarter 2008 compared to the third quarter 2007, principally because of the growth in revenues and the decrease in expenses, thereby increasing operating margins. The period over period reduction in expenses primarily reflects the elimination of the duplicative rent, electricity and communications costs incurred in the third quarter 2007 while transitioning to the new data center.

	Nine months ended September 30:
(In thousands):	2008	2007	$ Change	% Change
Revenue:
Web hosting	$13,361	$11,982	$1,379	12%
Interest income	12	25	(13)	(52)%
Other income	—	4	(4)	(100)%

Total revenue	13,373	12,011	1,362	11%
Expenses:
Salaries and benefits	3,596	3,069	527	17%
Interest	45	317	(272)	(86)%
Professional fees	81	76	5	7%
Depreciation and amortization	2,441	2,223	218	10%
Other general and administrative costs	4,961	4,176	785	19%

Total expenses	11,124	9,861	1,263	13%
Income from continuing operations before (provision) benefit for income taxes and discontinued operations	$2,249	$2,150	$99	5%

Nine months ended September 30, 2008 and 2007:

Revenue is derived primarily from monthly recurring fees from hosting dedicated and shared websites. Revenue between periods increased $1,362,000, or 11%, to $13,373,000 in 2008 due to organic growth of hosted websites. CrystalTech combined service and plan enhancements with various sales promotions, including free setup fees and/or free additional months of service for new customers who prepay for a period of time ranging from two to 12 months, to help drive growth in sites and revenue. The growth in the shared segment has slowed due to market conditions, increased competition, a deliberate price increase by the hosting division to improve profitability of the lowest cost plan and technology releases by Microsoft™ allowing for high end shared users to move to lower-end dedicated virtual plans.

The increase in revenue reflects an increase in the average number of total websites by 6,688 in 2008 as compared to 2007, or 11%, to 69,147 from 62,459. The average number of dedicated websites, which generate a higher monthly fee versus shared websites, increased by 430 between periods, or 22%, to an average of 2,393 per month from an average of 1,963 per month in the first nine months of 2007. The average number of shared websites increased 6,259, or 10%, to an average of 66,755 per month in the first nine months of 2008, from an average of 60,496 per month in the first nine months of 2007.

The majority of the $1,263,000 increase in expenses between periods reflects an increase in other general and administrative costs of $785,000, an increase in salaries and benefits of $527,000, and an increase in depreciation and amortization of $218,000, offset partially by a decrease in interest expense of $272,000. The increase in other general and administrative costs was primarily due to a $482,000 increase in rent and utilities reflecting CrystalTech’s move to a larger datacenter location in 2007 with greater capacity to support its growing business. The Company believes that the new space should be sufficient to house growth beyond 2009. The increase in other general and administrative expenses included a $65,000 increase in additional software licenses required for additional servers, a $63,000 increase in marketing costs, a $72,000 increase in credit card processing costs and a $103,000 increase in general office and other miscellaneous costs, all in line with the growth in websites, offset partially by a $15,000 decrease in telephone and internet costs. Salaries and benefits increased $527,000, at a slightly higher rate than revenue growth, due to the addition of sales, marketing and customer service personnel to existing staff from the fourth quarter of 2007 into the first six months of 2008. The increase in salaries and benefits during this time frame was in anticipation of higher growth in sales than actually experienced. In line with the current growth trend and the cost cutting initiatives of the Company, management revised its staffing needs into the future and the Company believes that salaries and benefits should remain fairly stable into 2009. The $218,000 increase in depreciation and amortization was primarily due to capital expenditures between periods of approximately $2,619,000 for additional website hosting servers and the acquisition of website software. The increase in operating expenses was offset, in part, by a $272,000 decrease in interest expense due to lower borrowings during 2008 and the repayment of the TICC note payable in the third quarter of 2007 which caused the 2007 interest expense to be burdened by a non-recurring charge associated with the write-off of the remaining $135,000 deferred financing costs relating to the TICC note. CrystalTech expects the growth in total expenses to remain comparable to its forecasted increase in revenues for the remainder of the year.

For the first nine months of 2008 compared to the same period in 2007 expenses grew faster than revenues primarily due to the added rent and electricity expense for the new data center that came on line in the third quarter of 2007 and the increase in salaries and benefits in the first half of 2008. Income before (provision) benefit for income taxes increased $99,000 period over period principally because the revenues became sufficient to exceed these new costs. As more of the new data center’s capacity is utilized, profits and margins should continue to improve.

Small Business Finance

	Three months ended September 30:
(In thousands):	2008	2007	$ Change	% Change
Revenue:
Premium on loan sales	$(5)	$684	$(689)	(101)%
Servicing fee	438	512	(74)	(14)%
Interest income	611	821	(210)	(26)%
Management fees	146	146	—	—
Other income	457	561	(104)	(19)%

Total revenue	1,647	2,724	(1,077)	(40)%
Expenses:
Salaries and benefits	918	1,086	(168)	(15)%
Interest	483	578	(95)	(16)%
Management fees	115	115	—	—
Professional fees	8	37	(29)	(78)%
Depreciation and amortization	277	301	(24)	(8)%
Provision for loan losses	672	235	437	186%
Other general and administrative costs	668	534	134	25%

Total expenses	3,141	2,886	255	9%
Loss from continuing operations before (provision) benefit for income taxes and discontinued operations	$(1,494)	$(162)	$(1,332)	(822)%

Three months ended September 30, 2008 and 2007:

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

The decrease in premium on loan sales resulted from management’s decision to curtail the sale of the guaranteed portions of loans until credit markets stabilize and pricing returns to more favorable terms. In the third quarter, premiums on guaranteed portions declined precipitously reflecting the extraordinary rise in LIBOR, the interest rate on which buyers price their purchases, against the decline in the Prime rate, the interest rate SBA loans are set to. For a period, LIBOR exceeded Prime. The decision not to sell increased the balance of the Loans held for sale at September 30, 2008 to $6,116,000 as compared to a balance of $1,351,000 at September 30, 2007. In the three months ended September 30, 2008 the Company sold five guaranteed loans, aggregating $493,000 compared to 37 loans sold aggregating $9,714,000 in the same period for the prior year. According to the SBA 1086 guidelines, and in accordance with the Terms and Conditions of the Trade Advice in connection with selling the guaranteed portion of loans originated, if the borrower prepays in excess of 20% of the guaranteed portion of the loan or if the Borrower defaults on any scheduled note payment date within 90 days of settlement date, the Company is obligated to return any unamortized premium received for the guaranteed portion of the loan. In the three months ended September 30, 2008 NSBF refunded $19,000 of premium which exceeded the amount of premium received on the five sold loans discussed above. Should the pricing remain at current levels or continue to decline it will continue to adversely affect revenues and the segment’s performance in the future.

The decrease in servicing fee income related to SBA loans was attributable to a decrease in the NSBF servicing portfolio quarter over quarter and to a lesser extent a decline in the servicing rate. The average NSBF servicing portfolio for the quarter ended September 30, 2008 was $126,024,000 compared with $133,938,000 for the quarter ended September 30, 2007. Beginning the third quarter of 2007, NSBF experienced a reduction in the servicing fee retained on the newly originated guaranteed portion of SBA loans sold. While the average for both quarters remained constant at 1.00%, this rate will continue to negatively impact servicing fee income in the future as the 1.00% servicing from new loans continues to replace higher servicing rates from older loans that pay down. This decrease was also attributable to a reduction in income associated with the servicing of an SBA portfolio for a savings bank in New York due to the reduction in that portfolio. In the three months ended September 30, 2008, NSBF recognized $40,000 in external servicing income as compared to $54,000 in the three months ended September 30, 2007.

While the average outstanding portfolio increased from $32,889,000 in the three months ended September 30, 2007 to $34,706,000 in the three months ended September 30, 2008, interest income decreased by $210,000 due to a decrease in the average interest rate being charged to borrowers from 11.05% to 7.29% due to a reduction in the prime rate in which SBA loans are tied to.

Other income decreased by $104,000 due primarily to a decrease in revenue earned by Newtek Business Credit. For the three months ended September 30, 2008, NBC had revenue of $336,000 and purchased $4,547,000 of receivables from an average customer base of 34 compared to revenue of $412,000 on $5,065,000 of receivables purchases with an average customer base of 41 for the three months ended September 30, 2007.

The provision for loan losses increased by $437,000 to $672,000 for the three months ended September 30, 2008 from $235,000 for the three months ended September 30, 2007. This increase was a result of an increase in net charge-offs from $1,000 for the three months ended September 30, 2007 to $379,000 for the three months ended September 30, 2008 as well as an increase in the average non-performing portfolio from $5,581,000 for the three months ended September 30, 2007 to $5,779,000 for the three months ended September 30, 2008. This increase in non-performing loans is attributable to the slowing economy as well as the portfolio being more seasoned. As a result higher non-performing percentages are expected versus the earlier years. Consideration in arriving at the provision for loan loss included past and current loss experience, current portfolio composition and the evaluation of real estate collateral as well as current economic conditions.

Salaries and benefits decreased by $168,000 due primarily to the restructuring of NSBF’s bonus program. Based on current business conditions and the decision to reduce loan originations, NSBF has reduced staff at the time of the filing of this report.

Professional fees for the three months ended September 30, 2008 decreased by $29,000 primarily due to a reduction in NSBF and NBC contingent liabilities as a result of favorable settlements, which was offset by an increase in audit related and consulting expenses.

After deducting the amortization of deferred financing costs associated with the lines of credit held by NSBF and NBC of $131,000 for the three months ended September 30, 2007 and $131,000 for the three months ended September 30, 2008, interest expense decreased from $447,000 to $352,000 for the same periods, respectively. This decrease was primarily attributable to a decrease in the prime lending rate on which the financing costs are based from an average rate of 8.18% to an average rate of 5.44% quarter over quarter, offset by an increase in the average amount borrowed. For the three months ended September 30, 2008 the average amount borrowed under the GE facility was $22,662,000 as compared to $16,961,000 during the same three month period in 2007. This increase was directly attributable to the decision to not sell loans under the current market environment.

The increase in other general and administrative costs is attributable primarily to additional expense related to Newtek obtaining insurance coverage for the collateral securing a loan when the borrower’s policy naming Newtek as loss payee is cancelled for non-payment, as well as an increase in write-down’s on the value of Real Estate Owned (“REO”). Due to the current downward trend in real estate values, the Company wrote-down the value of real estate by $103,000 in the three months ended September 30, 2008 as compared with a loss of $33,000 taken on the sale of REO during the three months ended September 30, 2007. Additionally, as a result of deterioration of credit quality on two NBC clients, a specific reserve of $39,000 was established during the three months ended September 30, 2008 as compared with no reserve during the same period in 2007.

As of September 30, 2008, NSBF failed to maintain the minimum Senior Charge Coverage Ratio (“SCCR”) specified in the GE line of Credit and notified GE of the occurrence of an Event of Default under the GE line of credit. Please see “Liquidity and Capital Resources” below for a discussion of this occurrence.

	Nine months ended September 30:
(In thousands):	2008	2007	$ Change	% Change
Revenue:
Premium on loan sales	$472	$2,198	$(1,726)	(79)%
Servicing fee	1,360	1,452	(92)	(6)%
Interest income	1,955	2,778	(823)	(30)%
Management fees	439	439	—	—
Other income	1,366	2,100	(734)	(35)%

Total revenue	5,592	8,967	(3,375)	(38)%
Expenses:
Salaries and benefits	3,379	3,414	(35)	(1)%
Interest	1,439	1,862	(423)	(23)%
Management fees	345	345	—	—
Professional fees	228	143	85	59%
Depreciation and amortization	863	886	(23)	(3)%
Provision for loan losses	1,528	607	921	152%
Other general and administrative costs	1,597	1,974	(377)	(19)%

Total expenses	9,379	9,231	148	2%
Loss from continuing operations before (provision) benefit for income taxes and discontinued operations	$(3,787)	$(264)	$(3,523)	(1,334)%

Nine months ended September 30, 2008 and 2007:

Revenue is derived primarily from premium on loan sales generated by the sale of the guaranteed and unguaranteed portions of SBA loans, interest income on SBA loans held for investment, servicing fee income on the guaranteed portions of SBA loans previously sold, servicing income for loans originated by other lenders for which NSBF is the servicer, and financing and billing services, classified as other income above, provided by NBC. Most SBA loans originated by NSBF charge an interest rate equal to the Prime rate plus an additional percentage amount; the interest rate resets to the current Prime rate on a monthly or quarterly basis which will result in changes to the amount of interest accrued for that month and going forward and a re-amortization of a loan’s payment amount until maturity.

Premium on loan sales related to SBA loans decreased by $1,726,000 to $472,000 for the nine months ended September 30, 2008 from $2,198,000 for the nine month period ended September 30, 2007. The decrease in premium on loan sales resulted from a reduction in loan originations during 2008 directly attributable to the adverse conditions in the current credit environment as well as price deterioration in the SBA secondary market. In the third quarter, premiums on guaranteed portions declined precipitously reflecting the extraordinary rise in LIBOR, the interest rate on which buyers price their purchases, against the decline in the Prime rate, the interest rate SBA loans are set to. For a period, LIBOR exceeded Prime. As a result of both of these factors, management has taken a more conservative approach in underwriting loans and has curtailed the sale of loans until the markets have stabilized and pricing returns to more favorable terms, both of which has resulted in a material impact to income recognized. A direct result of the decision to not sell loans is the increase in the loans held for sale balance period over period. At September 30, 2008, the balance of loans held for sale was $6,116,000 as compared to a balance of $1,351,000 at September 30, 2007. In the nine months ended September 30, 2008, the Company sold 40 guaranteed loans, aggregating $10,311,000 compared to 139 loans sold aggregating $34,277,000 in the same period for the prior year. The decrease in premium on loan sales was also affected by the percentage of premium recognized on the sales; beginning in the third quarter of 2007, NSBF experienced a material reduction in the pricing of the premium on the guaranteed portion of SBA loans due to market conditions. The Company recognized an average premium on loan sales of 107.9% for the first nine months of 2008 compared with an average of 109.4% for the same period in 2007; brokers quoted prices of 102% to 104% for guaranteed portions at the end of the third quarter of 2008.

The decrease in premium on loan sales was also attributable to the significant reduction in market demand for the unguaranteed portion of SBA loans or loans classified as held for investment. The Company sold $1,857,000 of loans previously classified as held for investment, for aggregate proceeds of $1,950,000 during the nine months ended September 30, 2007. The carrying value above the amounts sold, or $93,000, was recorded as premium on loan sales. Also, in connection with this sale and included in premium on loan sales was an additional $133,000, representing the allocated portion of the remaining discount recorded at the time of loan origination, for total premium recognized of $226,000. There were no corresponding sales during the nine months ended September 30, 2008.

Servicing fee income related to SBA loans decreased by $92,000 from $1,452,000 for the nine months ended September 30, 2007 to $1,360,000 for the nine month period ended September 30, 2008. This decrease was attributable to the decrease of the NSBF servicing portfolio year over year. The Company’s average portfolio on which servicing fee income is earned was $128,716,000 for the nine months ended September 30, 2008 compared with $134,615,000 for the corresponding prior nine month period. Over the same period, NSBF experienced a reduction in the servicing fee retained on the newly originated guaranteed portion of SBA loans sold from an average of 1.14% for the first nine months of 2007 to an average of 1.00%, the minimum allowed by the SBA, for the same period in 2008. This reduction in servicing fee percentages will continue to negatively impact servicing fee income in the future at current portfolio levels.

Interest income decreased by $823,000 due to a decrease in the average outstanding portfolio from $35,596,000 in the first nine months of 2007 to $33,243,000 in the first nine months of 2008 as well as a decrease in the average interest rate being charged to borrowers from 8.23% to 5.43% as a direct result of a decrease in the prime rate in which SBA loans are tied to.

Other income decreased by $734,000 to $1,366,000 due to a decrease in revenue earned by NBC. For the nine months ended September 30, 2008, NBC had revenue of $975,000 and purchased $11,737,000 of receivables from an average customer base of 33 compared to revenue of $1,435,000 on $16,462,000 of receivables purchases with an average customer base of 45 for the nine months ended September 30, 2007. Additionally, NSBF recorded a $161,000 recovery that was charged off several years ago, and an additional $59,000 of income recognized in connection with the recovery of expenses associated with the sale of OREO properties, both of which were recorded during the nine months ended September 30, 2007.

Salaries and benefits decreased by $35,000 due primarily to the restructuring of NSBF’s bonus program. Based on current business conditions and the decision to reduce loan originations, NSBF has reduced staff at the time of the filing of this report.

Professional fees for the nine months ended September 30, 2008 increased by $85,000 primarily due to an increase in audit related and consulting expenses, offset by a reduction in NSBF and NBC contingent liabilities as a result of favorable settlements.

After deducting the amortization of deferred financing costs associated with the lines of credit held by NSBF and NBC of $378,000 for the nine months ended September 30, 2007 and $393,000 for the nine months ended September 30, 2008, interest expense decreased from $1,484,000 to $1,046,000 for the same periods, respectively. This decrease was attributable to a decrease in the prime lending rate on which the financing costs are based, from 8.23% to an average rate of 5.43% for the comparative periods, offset by an increase in the average amount borrowed. For the nine months ended September 30, 2008 the average amount borrowed under the GE facility was $20,226,000 as compared to $19,151,000 during the same three month period in 2007.

The provision for loan losses increased by $921,000 to $1,528,000 for the nine months ended September 30, 2008 from $607,000 for the corresponding prior period. This was primarily a result of an increase in net charge-offs at NSBF from $395,000 for the nine months ended September 30, 2007 to $984,000 for the nine months ended September 30, 2008 as well as an increase in the average non-performing portfolio from $5,656,000 for the nine months ended September 30, 2007 to $5,935,000 for the nine months ended September 30, 2008. This increase in nonperforming loans is attributable to the slowing economy as well as the portfolio being more seasoned and as a result higher non-performing percentages are expected as compared with earlier years. Consideration in arriving at the provision for loan loss included past and current loss experience, current portfolio composition and the evaluation of real estate collateral as well as current economic conditions.

The decrease in other general and administrative costs is attributable to NSBF recording a recovery of $120,000 in the servicing asset valuation allowance as a result of an increase to the fair market value of certain servicing rights for the nine months ending September 30, 2008. This increase is attributable to a reduction in loan prepayment rates that off-set an increase in default rate and the discount rate used to calculate the servicing asset fair market value: the servicing portfolio is expected to last longer and therefore pay more servicing fees over its life. The servicing asset will continue to be examined periodically, and may fluctuate in future periods based on loan performance and interest rates. Additionally, NSBF recognized a loss on foreclosure and the sale of REO of $279,000 in the nine month period ending September 30, 2007 as compared with a net loss of $93,000 during the same period in 2008. Office related expenses decreased during the nine months ended September 30, 2008 as compared to the same period in 2007. Additional office related expenses were incurred during the first three months of 2007 associated with the Company’s move. Additionally, significant cost savings measures were implemented at NBC throughout the latter half of 2007 and 2008. Such measures resulted in a reduction in general and administrative costs period over period of $144,000, offset by an increase in the accounts receivable reserve at NBC by $87,000 to $92,000 for the nine months ended September 30, 2008 from $5,000 for the corresponding period. This increase was attributable to the credit quality of three clients decreasing period over period.

The $3,523,000 increase in loss for the respective nine month periods primarily resulted from the reduction in premium and interest income, and increase in provision for loan losses at NSBF.

As of September 30, 2008, NSBF failed to maintain the minimum SCCR specified in the GE line of Credit and notified GE of the occurrence of an Event of Default under the GE line of credit. Please see “Liquidity and Capital Resources” below for a discussion of this occurrence.

Capcos

	Three months ended September 30:
(In thousands):	2008	2007	$ Change	% Change
Revenue:
Income from tax credits	$1,680	$1,337	$343	26%
Interest income	73	233	(160)	(69)%
Other income	2	—	2	100%

Total revenue	1,755	1,570	185	12%
Expenses:
Salaries and benefits	5	5	—	—
Interest	1,825	2,869	(1,044)	(37)%
Management fees	1,190	762	428	56%
Professional fees	105	162	(57)	(35)%
Depreciation and amortization	10	10	—	—
Insurance	—	740	(740)	(100)%
Other general and administrative costs	66	52	14	27%

Total expenses	3,201	4,600	(1,399)	(30)%

Loss from continuing operations before fair market value adjustment, minority interest, (provision) benefit for income taxes and discontinued operations	(1,446)	(3,030)	1,584	52%

Net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash	(74)	—	(74)	(100)%
Minority interest	109	117	(8)	(7)%

Loss from continuing operations before (provision) benefit for income taxes and discontinued operations	$(1,411)	$(2,913)	$1,502	(52)%

Three months ending September 30, 2008 and 2007:

As described above and in Note 3 to the condensed consolidated financial statements, effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) concurrent with its adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) for substantially all credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance. These are the financial assets and liability associated with the Company’s Capco notes that are reported within the Company’s Capco segment. The table above reflects the effects of the adoption of fair value measurement on the income and expense items (income from tax credits, interest expense and insurance expense) related to the revalued financial assets and liability for the three months ended September 30, 2008. In addition, the net change to the revalued financial assets and liability for the three months ended September 30, 2008 is reported in the line “Net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash”. The results for 2007 reflect the previous use of cost basis accounting.

Revenue is derived primarily from non-cash income from tax credits. The increase in third quarter 2008 revenue versus the third quarter 2007 reflects the effect of the higher interest rate used under fair value accounting than that previously used under cost basis accounting. The amount of future revenue will fluctuate with future interest rates. However, over future periods, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense. Management fees increased 56% or $428,000 for the three month period ended September 30, 2008 as compared to the three month period ended September 30, 2007 mainly due to the recovery of management fees from one Capco totaling approximately $220,000, and the reversal in the three month period ended September 30, 2007 of a previous quarter’s accrued management fee for one capco. Management fees are expected to decline in the future as the Capcos mature and utilize their cash. For the three month period ended September 30, 2007 the amortization of the prepaid insurance purchased at the funding date was a major expense component. The revaluation of the notes payable in credits in lieu of cash on January 1, 2008 at a lower interest rate reflecting the risk in the security (as more fully described in Note 3 to the condensed consolidated financial statements) resulted in an increase in the liability and a commensurate substantial decrease in the interest expense compared to that under the cost basis of accounting. Because the liability now imbeds the value of the prepaid insurance, the prepaid insurance asset and its amortization have been substantially reduced.

For the three month period ended September 30, 2008, adoption of SFAS 159 resulted in a $2,053,000 reduction of the net non-cash loss (calculated by subtracting interest expense and amortization of prepaid insurance, from net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash and income from tax credits) to $219,000 from that of $2,272,000 for the three months ended September 30, 2007, which was calculated on a cost basis.

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

	Nine months ended September 30:
(In thousands):	2008	2007	$ Change	% Change
Revenue:
Income from tax credits	$4,634	$3,958	$676	17%
Interest income	353	778	(425)	(55)%
Other income	6	190	(184)	(97)%

Total revenue	4,993	4,926	67	1%
Expenses:
Salaries and benefits	6	29	(23)	(79)%
Interest	5,287	9,023	(3,736)	(41)%
Management fees	4,792	2,996	1,796	60%
Professional fees	485	485	—	—
Depreciation and amortization	34	30	4	13%
Insurance	15	2,219	(2,204)	(99)%
Other general and administrative costs	225	224	1	—

Total expenses	10,844	15,006	(4,162)	(28)%

Loss from continuing operations before fair market value adjustment, minority interest, (provision) benefit for income taxes and discontinued operations	(5,851)	(10,080)	4,229	42%

Net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash	(13)	—	(13)	(100)%
Minority interest	334	295	39	13%

Loss from continuing operations before (provision) benefit for income taxes and discontinued operations	$(5,530)	$(9,785)	$4,255	43%

Nine months ending September 30, 2008 and 2007:

As described above and in Note 3 to the condensed consolidated financial statements, effective January 1, 2008, the Company adopted SFAS 157 concurrent with its adoption of SFAS 159 for substantially all credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance. These are the financial assets and liability associated with the Company’s Capco notes that are reported within the Company’s Capco segment. The table above reflects the effects of the adoption of fair value measurement on the income and expense items (income from tax credits, interest expense and insurance expense) related to the revalued financial assets and liability for the nine months ended September 30, 2008. In addition, the net change to the revalued financial assets and liability for the nine months ended September 30, 2008 is reported in the line “Net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash”. The results for 2007 reflect the previous use of cost basis accounting.

Revenue is derived primarily from non-cash income from tax credits. The increase in the nine months ended September 30, 2008 revenue versus the same period in 2007 reflects the effect of the higher interest rate used under fair value accounting than that previously used under cost basis accounting. The amount of future revenue will fluctuate with future interest rates. However, over future periods, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense. Management fees increased 60%, or $1,796,000, to $4,792,000 for the nine month period ended September 30, 2008 from $2,996,000 during the same period of 2007. The net increase was primarily due to the recovery of management fees from one Capco totaling approximately $1,858,000 during the nine months ended September 30, 2008, offset, in part, by a decline in management fees from one other Capco totaling $85,000 during the same period. Management fees are expected to decline in the future as the Capcos mature and utilize their cash. For the nine months ended September 30, 2007 the amortization of the prepaid insurance purchased at the funding date was a major expense component. The revaluation of the notes payable in credits in lieu of cash on January 1, 2008 at a lower interest rate reflecting the risk in the security (as more fully described in Note 3 to the condensed consolidated financial statements)

resulted in an increase in the liability and a commensurate substantial decrease in the interest expense compared to that under the cost basis of accounting. Because the liability now imbeds the value of the prepaid insurance, the prepaid insurance asset and its amortization have been substantially reduced.

For the nine months ended September 30, 2008, adoption of SFAS 159 resulted in a $6,603,000 reduction of the net non-cash loss (calculated by subtracting interest expense and amortization of prepaid insurance, from net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash and income from tax credits) to $681,000 from that of $7,284,000 for the nine months ended September 30, 2007, which was calculated on a cost basis.

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

All Other

	Three months ended September 30:
(In thousands):	2008	2007	$ Change	% Change
Revenue:
Interest income	$29	$144	$(115)	(80)%
Insurance commissions	225	204	21	10%
Other income	148	358	(210)	59%

Total revenue	402	706	(304)	(43)%
Expenses:
Salaries and benefits	576	591	(15)	(3)%
Professional fees	148	152	(4)	(3)%
Depreciation and amortization	23	32	(9)	(28)%
Other general and administrative costs	230	209	21	10%

Total expenses	977	984	(7)	(1)%

Loss from continuing operations before minority interest, (provision) benefit for income taxes and discontinued operations	(575)	(278)	(297)	(107)%
Minority interest	—	(26)	26	100%

Loss from continuing operations before (provision) benefit for income taxes and discontinued operations	$(575)	$(304)	$(271)	(89)%

Three months ended September 30, 2008 and 2007:

The All Other segment includes revenues and expense primarily from qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments. As described above, certain entities previously consolidated with the All Other segment were transferred to the Small business finance segment. The table above reflects those changes for the three months ended September 30, 2008 and 2007.

Revenue decreased $304,000, or 43%, to $402,000 for the three month period ended September 30, 2008 as compared to $706,000 for the three month period ended September 30, 2007. The decrease is primarily due to a $210,000 reduction in other income, due to greater gains on sales of investment in 2007 versus the same period in 2008. Interest income decreased by $115,000 as a result of a decrease in cash and cash equivalents, as well as declining interest rates during the first nine months of 2008 as compared with the same period in 2007.

Salaries and benefits decreased by $15,000, or 3% to $576,000 during the three month period ended September 30, 2008, as compared to $591,000 during the same period in 2007. The Company expects salaries and benefits to decline for the remainder of 2008 as the Company implements cost-cutting measures to bring expenses in-line with expected sales growth.

	Nine months ended September 30:
(In thousands):	2008	2007	$ Change	% Change
Revenue:
Interest income	$137	$525	$(388)	(74)%
Insurance commissions	818	649	169	26%
Other income	753	1,920	(1,167)	(61)%

Total revenue	1,708	3,094	(1,386)	(45)%
Expenses:
Salaries and benefits	2,246	1,542	704	46%
Professional fees	218	522	(304)	(58)%
Depreciation and amortization	71	161	(90)	(56)%
Other general and administrative costs	700	654	46	7%

Total expenses	3,235	2,879	356	12%

(Loss) income from continuing operations before minority interest, benefit for income taxes and discontinued operations	(1,527)	215	(1,742)	(810)%
Minority interest	1	(24)	25	104%

(Loss) income from continuing operations before (provision) benefit for income taxes and discontinued operations	$(1,526)	$191	$(1,717)	(899)%

Nine months ended September 30, 2008 and 2007:

The All Other segment includes revenues and expense primarily from qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments. As described above, certain entities previously consolidated with the All Other segment were transferred to the Small business finance segment. The table above reflects those changes for the nine months ended September 30, 2008 and 2007.

Revenue decreased $1,386,000, or 45% to $1,708,000 for the nine month period ended September 30, 2008, from $3,094,000 for the nine month period ended September 30, 2007. The decrease consists primarily of a $1,167,000 reduction in other income which was due to greater gains on the sale/recoveries of investments in qualified businesses totaling $217,000 for the nine months ended September 30, 2008 versus $1,400,000 for the same period in 2007. Interest income decreased by $388,000 as a result of a decrease in cash and cash equivalents as well as declining interest rates during the first nine months of 2008 as compared with the same period last year. Revenue at the insurance agency increased by $169,000 for the nine month period ended September 30, 2008 as compared to the nine month period ended September 30, 2007 due to growth in new business.

Salaries and benefits increased by $704,000, or 46% to $2,246,000 during the nine month period ended September 30, 2008, as compared to $1,542,000 during the same period in 2007, primarily due to the increased expense associated with additional customer service and sales staff for the insurance agency and Texas investments. The Company expects salaries and benefits to decline for the remainder of 2008 as the Company implements cost-cutting measures to bring expenses in-line with expected sales growth. Professional fees declined by $304,000, or 58% to $218,000 for the nine month period ended September 30, 2008 primarily due to the one-time reversal of approximately $150,000 in Newtek Insurance Agency broker commissions related to a book of business from prior to 2005.

Corporate activities

	Three months ended September 30:
(In thousands):	2008	2007	$ Change	% Change
Revenue:
Management fees	$1,159	$731	$428	59%
Interest income	10	28	(18)	(64)%
Other income	—	1	(1)	(100)%

Total revenue	1,169	760	409	54%
Expenses:
Salaries and benefits	1,390	2,046	(656)	(32)%
Interest	10	24	(14)	(58)%
Professional fees	295	334	(39)	(12)%
Depreciation and amortization	96	67	29	43%
Other general and administrative costs	601	776	(175)	(23)%

Total expenses	2,392	3,247	(855)	(26)%
Loss from continuing operations before (provision) benefit for income taxes and discontinued operations	$(1,223)	$(2,487)	$1,264	51%

Three months ended September 30, 2008 and 2007:

Revenue is derived primarily from management fees earned from the Capcos, which amount to 2.5% of certified capital. Management fee revenue increased 59%, or $428,000, to $1,159,000 for the three month period ended September 30, 2008 from $731,000 during the same period in 2007. The net increase was primarily due to the recovery of management fees from one Capco totaling approximately $220,000 during the three months ended September 30, 2008. Management fees are expected to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees then such fees are not accrued.

Expenses declined $855,000, or 26%, in the three month period ended September 30, 2008 from the comparable period in 2007. For the third quarter 2008 compared to the same period 2007, salaries and benefits and other general and administrative costs have decreased $656,000 and $176,000 or 32% and 23%, respectively, reflecting the implementation of the Company’s cost cutting initiatives. The Company intends to continue its cost cutting and operational efficiency efforts, primarily through personnel reductions, and expects salaries and benefits and other general and administrative costs to decline from its current level over the remainder of 2008. The Company does not believe that the reductions will impact the management of the Company’s businesses.

	Nine months ended September 30:
(In thousands):	2008	2007	$ Change	% Change
Revenue:
Management fees	$4,698	$2,902	$1,796	62%
Interest income	26	83	(57)	(69)%
Other income	5	7	(2)	(29)%

Total revenue	4,729	2,992	1,737	58%
Expenses:
Salaries and benefits	5,369	5,578	(209)	(4)%
Interest	44	93	(49)	(53)%
Professional fees	939	1,398	(459)	(33)%
Depreciation and amortization	260	187	73	39%
Other general and administrative costs	2,013	2,331	(318)	(14)%

Total expenses	8,625	9,587	(962)	(10)%
Loss from continuing operations before (provision) benefit for income taxes and discontinued operations	$(3,896)	$(6,595)	$2,699	41%

Nine months ended September 30, 2008 and 2007:

Revenue is derived primarily from management fees earned from the Capcos, which amount to 2.5% of certified capital. Management fee revenue increased 62%, or $1,796,000, to $4,698,000 for the nine month period ended September 30, 2008 from $2,902,000 during the same period of 2007. The net increase was primarily due to the recovery of management fees from two Capcos totaling approximately $1,881,000 during the nine months ended September 30, 2008, offset by a decline in management fees from one other Capco totaling $85,000 during the same period. Management fees are expected to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees then such fees are not accrued. Interest income declined 69%, or $57,000, to $26,000 for the nine month period ended September 30, 2008 from $83,000 during the same period of 2007 reflecting a reduction in interest income on cash investments due to a decrease in both the rate of interest received on the investments and the amount of cash on hand.

Expenses declined $962,000, or 10%, during the nine month period ended September 30, 2008 from the comparable period in 2007. As a result of the Company’s cost cutting initiatives, salaries and benefits decreased $209,000 or 4%, professional fees decreased $459,000 or 33% and other general and administrative costs decreased $318,000 or 14% for the nine month period ended September 30, 2008, as compared to the same period 2007. Due to continuing cost cutting initiatives primarily through personnel reductions, the Company expects salaries and benefits and other general and administrative costs to decline from its current level over the remainder of 2008.

A summary of the Company’s cash flows provided by (used in) operating activities by segment is as follows:

NEWTEK BUSINESS SERVICES INC. AND SUBSIDIARIES

Cash Flows from Operating Activities by Segment

For the nine months ended September 30, 2008

Business Services Segments						Total Business Services Segments	CAPCO Segment	Eliminations	Total
Electronic Payment Processing	Web Hosting	Small Business Finance	All Other	Corporate Activities
$ 47,134	$13,373	$5,592	$1,708	$4,729	Operating revenues	$72,536	$4,993	$(5,136)	$72,393

43,773	11,124	9,379	3,234	8,625	Operating expenses and minority interest	76,135	10,523	(5,136)	81,522

3,361	2,249	(3,787)	(1,526)	(3,896)	Income (loss) before (provision) benefit for income taxes	(3,599)	(5,530)	—	(9,129)

(1,154)	(954)	59	593	853	(Provision) benefit for income taxes	(603)	2,309	—	1,706

2,207	1,295	(3,728)	(933)	(3,043)	Net income (loss)	(4,202)	(3,221)	—	(7,423)

					Non-Cash:
—	—	—	—	—	Income from tax credits	—	(4,634)	—	(4,634)
1,679	2,441	863	71	260	Depreciation and amortization	5,314	34	—	5,348
—	—	—	(93)	—	Gain on sale/recovery of investments	(93)	—	—	(93)
—	—	—	—	—	Accretion of interest expense	—	5,287	—	5,287
1,090	900	(68)	(611)	(1,559)	Deferred income taxes	(248)	(2,314)	—	(2,562)
—	—	1,528	—	—	Provision for loan losses	1,528	—	—	1,528
6	31	134	2	204	Other, net	377	(412)	—	(35)
					Changes in assets and liabilities:
—	—	(16,067)	—	—	SBA loans originated over proceeds from sale of SBA loans	(16,067)	—	—	(16,067)
—	—	10,311	—	—	Proceeds from sale of SBA loans	10,311	—	—	10,311
(315)	368	(866)	95	256	Prepaid expenses, accounts receivable and other assets	(462)	50	—	(412)
(966)	193	(161)	468	(718)	Accounts payable, accrued expenses and deferred revenue	(1,184)	(181)	—	(1,365)
—	—	149	64	—	Other – net	213	15	—	228

$ 3,701	$5,228	$(7,905)	$(937)	$(4,600)	Net cash provided by (used in) operations	$(4,513)	$(5,376)	$—	$(9,889)

Our operating businesses are dependent on the health of the small- and medium-sized segments of the U.S. economy. The reduction in the availability of credit and a weakening economy is having a negative impact on consumer and commercial spending which could adversely impact our customers. This is also negatively impacting the value of commercial and residential real estate, which could adversely impact the loan portfolio of our Small Business Finance segment.

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

Liquidity and Capital Resources

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2008	2007
Net cash used in operating activities	$(9,889)	$(3,469)
Net cash (used in) provided by investing activities	(937)	9,555
Net cash provided by (used in) financing activities	3,279	(4,756)

Net (decrease) increase in cash and cash equivalents	(7,547)	1,330

Cash and cash equivalents, beginning of period	25,372	26,685

Cash and cash equivalents, end of period	$17,825	$28,015

Cash requirements and liquidity needs over the next twelve months are anticipated to be funded primarily through operating results and available cash and cash equivalents. We also have the capacity to borrow from our $10 million Capital One line of credit through CrystalTech. In our Small Business Finance segment, our SBA lending unit funds its cash requirements and liquidity needs through available cash and cash equivalents and utilizes the $50 million GE line of credit to originate and warehouse the guaranteed and unguaranteed portion of loans held by our SBA lending unit, and our receivables financing unit utilizes the $10 million Wells Fargo line of credit to purchase receivables. There are no cross covenants or collateralization under any of the above lending facilities. The availability of the lending facilities is subject to the compliance with certain covenants and in addition, for the GE and Wells Fargo lines, the amount of collateral and collateral requirements, as set forth in the agreements. The Company guarantees the lines of credit for the subsidiaries: Capital One for the amount borrowed, GE up to $15 million, and Wells Fargo up to $800,000. As of September 30, 2008, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $17,825,000, and with $10,000,000, $523,000 and $27,500 available through the Capital One, GE, and Wells Fargo lines of credit, respectively.

As of September 30, 2008, NSBF failed to maintain the minimum Senior Charge Coverage Ratio (“SCCR”) specified in the GE line of Credit and notified GE of the occurrence of an Event of Default under the agreement with GE (“Event of Default”). The shortfall in the SCCR resulted primarily from management’s decision not to sell the guaranteed portions of loans in the secondary market. As a result of the reduction in the spread between LIBOR and the Prime rate that occurred in the third quarter with the dislocation of the credit markets, premiums on guaranteed portions of loans declined and remain substantially below those obtained by NSBF earlier in 2008. Management believes that the premium will improve as credit markets recover. Because NSBF derives liquidity and profits from selling guaranteed portions of its SBA 7a loan originations, the decision not to sell at this time has negatively impacted both. In addition, from time-to-time we may sell the unguaranteed portion of our loans. We do not depend on such sales to fund our operations; instead management relies on our credit facility to permit us to make loans. Currently the price for the unguaranteed portions has become less attractive and management has elected not to sell them.

We use the GE line of credit to originate and fund the guaranteed and unguaranteed portions of loans held by NSBF. As of November 4, 2008, we had approximately $28 million outstanding under the GE line of credit. GE has informed NSBF that it reserves all rights and remedies available to it under the GE line of credit in respect of the Event of Default. Following an Event of Default, GE has the option of terminating the GE line of credit as to new advances, modifying its terms or declaring all amounts outstanding under the GE line of credit to be immediately due and payable. To date, GE has taken no action to restrict NSBF from drawing further advances on the GE line of credit to meet commitments, but there can be no assurance that GE will continue to do so or that it will not take other actions as permitted by the GE line of credit agreement. If GE were to take some or all of the actions permitted under the GE line of credit in respect of the Event of Default, the impact on our SBA lending business and the Company may be materially negative. The lines from Wells Fargo and Capital One are unaffected by this issue.

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

Restricted cash totaling $9,704,000 which is primarily held in the Capcos, is used for paying management fees to the Corporate entity for the managing and operating of the Capcos, making qualified investments, to repay debt obligations and for the payment of income taxes.

Net cash flows used in operating activities decreased $7,812,000 to $(9,889,000) for the nine months ended September 30, 2008 compared to $(2,077,000) for the nine months ended September 30, 2007, primarily due to our Small business finance segment’s operations. Loan sales declined for the nine months ended September 30, 2008 as compared to the same period last year by $12,916,000. This was offset by a decline in the amount of loan originations of $6,724,000 from period to period.

Net cash flows (used in) provided by investing activities primarily includes the purchase of fixed assets and customer accounts, activity regarding the unguaranteed portions of SBA loans, changes in restricted cash and activities involving investments in qualified businesses. Net cash flows (used in) provided by investing activities decreased by $7,134,000 to $(937,000) for the nine months ended September 30, 2008 compared to $6,197,000 for the nine months ended September 30, 2007. The decline was due primarily to greater returns from qualified investments in 2007 as compared to 2008, as well as qualified investments made during 2008 only. Proceeds from sales of an asset held for sale and U.S. Treasury Notes, and SBA loans sold held for investment, all of which occurred in 2007 only, accounted for $8,758,000 of the change.

Net cash flows provided by (used in) financing activities primarily includes repayments on notes payable (AI Credit, the proceeds of which were used to finance Capco activities; TICC, which were funds borrowed by CrystalTech Web Hosting, Inc., and paid off in full during 2006 and 2007), and the net borrowings (repayments) on bank notes payable to North Fork, Wells Fargo, and GE. Net cash flows provided (used in) by financing activities increased by $5,919,000 to $3,279,000 for the nine months ended September 30, 2008 from $(2,640,000) for the nine months ended September 30, 2007. The primary reason for the decline was the net cash provided by a $2,050,000 reduction in restricted cash in NBC for the nine months ended September 30, 2007 and a $4,980,000 change in net borrowings on bank notes payable to $4,226,000 during the nine month period ended September 30, 2008, from net repayments of $754,000 for the nine months ended September 30, 2007. The 2008 net borrowings consisted of NSBF borrowing a net $6,524,000 to fund operations and make loans, offset by Crystaltech repaying $2,500,000 on its line of credit. During the same period in 2007, NSBF had net borrowings of $1,000,000 to fund operations and make loans, while NBC repaid a net of $1,700,000 as a result of debt restructuring.

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

Because the SBA lender borrows money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. The Company had outstanding bank notes payable of approximately $26,291,000 at September 30, 2008. Interest rates on such notes are variable ranging between Prime plus 0.25%-2.0% or LIBOR plus 2.50%. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of decreasing interest rates, our revenue from interest income would decrease, which would reduce our net operating income. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have the effect of a net increase (decrease) in assets by less than 1% as of September 30, 2008. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not take into account potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect a net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

In addition, we do not have significant exposure to changing interest rates on invested cash, which were approximately $27,529,000 and $38,320,000 at September 30, 2008 and December 31, 2007, respectively. The Company invests cash mainly in money market accounts and other investment-grade securities and does not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

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

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any material pending litigation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4.	Submission of Matters To a Vote of Security Holders

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: November 13, 2008	By:	/s/ Barry Sloane
Barry Sloane Chairman of the Board, Chief Executive Officer and Secretary

Date: November 13, 2008	By:	/s/ Seth A. Cohen
Seth A. Cohen Chief Financial Officer and Treasurer