Form 10-K
period 2008-12-31
NEWTEK BUSINESS SERVICES INC
filed 2009-03-24
CIK 1094019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (all as defined in Rule 12b-2 of the Act).

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $27,500,000 as of the last business day of the registrant’s second fiscal quarter of 2008.

As of March 9, 2009 there were 37,031,656 shares issued and outstanding of the registrant’s Common Shares, par value $0.02 per share.

NEWTEK BUSINESS SERVICES, INC.

PART I

Item 1	BUSINESS

Overview

•

Newtek Business Services, Inc. (“we,” “the Company” or “Newtek”) is a corporation formed under the laws of New York that serves as a holding company for several wholly- and majority-owned subsidiaries, including 15 certified capital companies which we refer to as Capcos, and several portfolio companies in which the Capcos own non-controlling or minority interests. We are a direct distributor of business services to the small- and medium-sized business market. We provide a “one-stop-shop” turnkey solution with 7 different service lines. Our target market represents a very significant marketplace in the United States non-farm private gross domestic product (“GDP”). According to statistics published by the U.S. Small Business Administration (the “SBA”), approximately 51% of the GDP in the United States comes from small businesses and approximately 99% of businesses in the United States which have one or more employees fit into this market segment. As of December 31, 2008, we had over 91,000 business accounts. We use state of the art web-based proprietary technology to be a low cost acquirer and provider of products and services to our small- and medium-sized business clients. We partner with AIG, Merrill Lynch, Morgan Stanley, the Credit Union National Association (CUNA) with its 8,700 credit unions and 80 million members, the Navy Federal Credit Union with 2.7 million members, Microsoft, Pershing, PSCU Financial Services, Inc., the nation’s largest credit union service organization, Fiserv Solutions, Inc. d/b/a IntegraSys, General Motors Minority Dealers Association and Daimler Chrysler Minority Dealers Association, all of whom have elected to offer certain of our business services and financial products rather than try to provide some or all of them directly for their customers. We have deemphasized our Capco business, which we are in the process of winding down, in favor of growing our operating businesses and do not anticipate creating any new Capcos in the foreseeable future. Our services offerings include:

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

The Company’s principal business segments, which the Company operates in a coordinated manner in order to provide services to the small- and medium-sized business market, are:

Electronic Payment Processing: Marketing, credit card processing and check approval services to the small- and medium-sized business market.

Web Hosting: CrystalTech Web Hosting, Inc., d/b/a/ Newtek Technology Services (“NTS”), which offers shared and dedicated web hosting and related services to the small- and medium-sized business market.

Small Business Finance: Primarily consists of Newtek Small Business Finance, Inc. (“NSBF”), a nationally licensed, SBA lender that originates, sells and services loans to qualifying small businesses, which are partially guaranteed by the SBA and CDS Business Services, Inc. d/b/a Newtek Business Credit (“NBC”) which provides receivable financing.

All Other: Includes results from businesses formed from Investments in Qualified Businesses made through Capco programs which cannot be aggregated with other operating segments.

Corporate Activities: Corporate implements business strategy, directs marketing, provides technology oversight and guidance, coordinates and integrates activities of the segments, contracts with alliance partners, acquirers customer opportunities, and owns our proprietary NewTracker™ referral system. Revenue and expenses not allocated to other segments, including interest income, Capco management fee income and corporate operations expenses.

Capcos: Fifteen certified capital companies which invest in small- and medium-sized businesses. They generate non-cash income from tax credits and non-cash interest and insurance expenses.

Financial information for each segment can be found in Note 25 to the Consolidated Financial Statements.

Business Strategy

Key elements of our strategy to grow our business are:

•

Continue to focus our business model to serve the small- and medium-sized business market. We are focused on developing and marketing business services and financial products and services aimed at the small-and medium-sized business market. Our business model is to get that market to view us as “The Company” to go to for all of its business service needs. We are now providing one or more services to over 91,000 client accounts. We intend to continue to leverage the Newtek™ brand as a one-stop-shop provider for the small- and medium sized business market.

•

Continue to implement a strategy of acquiring customers at low cost. We seek to acquire customers at a low cost through a national strategy centered on our alliance partners and our NewTracker™ technology. Our alliance partners use our proprietary NewTracker™ referral system to refer customers to us for sales and customer tracking and processing. NewTracker™ distributes the referral to our appropriate business segment or segments for fulfillment while keeping our alliance partner up to date on the customer’s progress. We use the same proprietary system as our gateway for direct sales through our website and our BizExec program. We seek to minimize commission selling expenses and/or referral fees through the use of technology.

•

Further develop national marketing of the “Newtek™” brand through our alliance partners. We have formed key marketing alliances with national business organizations such as AIG, Merrill Lynch, Navy Federal Credit Union, PSCU Financial Services, Inc., Fiserv Solutions, Inc. d/b/a IntegraSys and Morgan Stanley, and trade organizations such as the Credit Union National Association, the General Motors Minority Dealers Association, Microsoft, Pershing and Daimler Chrysler Minority Dealers Association. We seek to build on the endorsement of our technology, high level of customer service, and competitively priced products and services by these partners.

•

Continue to develop our state-of-the-art technology to process business applications and financial transactions. We are expanding our proprietary NewTracker™ referral system which allows us to process new business utilizing a web-based, centralized processing point.

•

Implement an outbound selling strategy leveraging our database. We have implemented a project of combining all data assets into a seamless, enterprise-wide accessible master database in order to facilitate cross marketing, selling and servicing, real-time data mining, and business intelligence. We seek to cross sell our existing database of clients and have established a dedicated team to use our master database for cross marketing, selling and servicing.

•

Continue to fulfill our obligations under the current Capco programs. Our emphasis is on continuing our exemplary regulatory compliance program in order to successfully complete the investment cycles for all Capcos. At December 31, 2008, we had reached the final minimum investment requirements in all 15 Capco programs in which we participate. We believe this ensures that 100% of the tax credits are beyond risk of recapture. We have reached the final maximum investment requirements in one Capco which has been decertified and is no longer subject to state regulation. Capco decertification will minimize the impact of Capco accounting on our business.

History

We were founded in 1998 to participate in the Capco programs. We have since developed our branded line of business services and financial products and services for the small- and medium-sized business market. At December 31, 2008, we had 26 subsidiaries, excluding our 15 Capcos, many of which were a result of investments through the Capco programs. From 1999 to 2005, Capcos generated significant cash flows reflected as financing activities on our consolidated cash flow statement. We do not anticipate creating any new Capcos in the foreseeable future, although we continue to invest in small businesses through our existing Capcos and meet the goals of the Capco programs. We are concentrating our efforts on creating a distribution channel for the small- and medium-sized business market.

We believe that Fortune 500 companies are seeking to expand their client base into the lucrative small- to medium-size business market. We believe that to enter this market effectively will require the use of a cost-effective distribution channel such as the one we have built using proprietary technology and systems. We believe that most Fortune 500 companies try to use the same distribution methods used for their existing consumer or corporate customers in order to reach this market, only to find it too expensive or unproductive to address small- to medium-sized businesses. We view the small business owner and decision maker as unique and requiring a different distribution channel, as well as different products, packaging and service tailored to meet the needs of small- and medium-sized businesses. We also believe that large financial institutions will expand their outsourcing programs because they will choose to focus their resources in fewer areas.

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

The Newtek Referral System

Our proprietary NewTracker™ referral system allows us to process new business utilizing a web-based, centralized processing point. In-bound referrals from alliance partners, our website, and other sources are transmitted to our businesses to provide the service or services our customers need. Our trained representatives use these web-based applications as a tool to acquire and process data through telephonic interviews, eliminating the need for face-to-face contact and the requirement that a customer complete multiple paper forms or data entry for multiple product lines. This approach is customer friendly, allows us to process applications very efficiently and allows us to store client information for further processing and cross-selling efforts while offering what we believe to be the highest level of customer service. It also assures our alliance partners full transaction transparency. This system permits our alliance partners to have a window to our back office processing 24 hours a day, 7 days a week, to see every communication and interaction between our sales and processing representatives and their referred customers without sharing customer or alliance partner sensitive data on the application. NewTracker™ enables the processing and tracking of services in a manner similar to the bar code system used by overnight delivery services. We believe that NewTracker™ is a key differentiating component of our business. It enables us to scale our business services rapidly to meet the demands of our customers or the market. NewTracker™ enables us to provide clients with our business services suite on the front end, and enables them to offer our services immediately, without having to invest in marketing materials, sales and marketing personnel, training, licensing or office space. Because their customers are driven by our technology to our processing centers, which can handle increased volume of transactions without having to add specialized staff or infrastructure, we offer an efficient back end so there is no need for additional investment by our customers.

In December 2008, we implemented a project of combining all of our data assets into a seamless enterprise, widely accessible master database in order to facilitate cross marketing, selling and servicing, real-time data mining, and business intelligence and further enhance our use of NewTracker™. We have established a dedicated team to utilize this database to generate referrals going outbound.

Alliances

Each of the operating businesses benefit from the receipt of significant numbers of customer referrals from our alliance partners, pursuant to agreements negotiated and structured by our holding company management and staff. We are focused on using strategic business affiliations to identify likely small- to medium-sized business customers and others to be serviced by our operating businesses. We seek to ally Newtek with companies and organizations that wish to offer one or more of our principal business lines to their customers or members. We provide one-stop shopping for alliance partners that want to launch or expand their business services. For example, many credit unions are serving small business owners with consumer lending applications, and can use our alliance with Credit Union National Association, PSCU Financial Services or Fiserv Solutions, Inc. d/b/a IntegraSys to expand their offering of services. We are also able to private label any of our business services for any alliance partner. We believe our comprehensive portfolio of business services can help small businesses grow, which benefits the business owner and their credit union.

These alliance partners are able to provide greater service to their customers and members and derive a steady flow of referral payments from us. On the other hand, our operating companies are receiving significant numbers of referrals for our services in the areas of small business loans, insurance and electronic payment processing and are thus acquiring customers at a low cost. NewTracker™, our proprietary, internally developed referral system technology, facilitates this transfer of information and also permits our customer service representatives, their supervisors and the referring alliance partners to observe the real-time processing of each referral, from intake to completion. For example, a Merrill Lynch financial advisor who refers a customer for electronic payment processing, he or she can track the processing and know when decisions are made, what they are, when the referral fees are earned, as well as observe and oversee the operational performance of our customer service representatives. The process is analogous to the bar code system used by overnight delivery services to track the movement of a package, where critical processing points are input and the customer is able to access the company’s password-protected web site and monitor the movement of the package from pick up to delivery.

We have entered into agreements to provide one or more business services with the following entities:

•	AIG

•	Merrill Lynch

•	Morgan Stanley

•	Fiserv Solutions, Inc. d/b/a IntegraSys

•	Bank Atlantic

•	Credit Union National Association (CUNA)

•	Daimler Chrysler Minority Dealers Association

•	General Motors Minority Dealership Association

•	Microsoft

•	Pershing

•	Navy Federal Credit Union

•	New Alliance Bank

•	NCMIC Financial, Inc.

•	PSCU Financial Services, Inc.

Principal Business Segments

Electronic Payment Processing

We market payment processing services to small- and medium-sized business merchants in the U.S. We are currently a provider of such services to over 14,000 small- and medium-sized business merchants throughout the U.S. We enable our merchants to accept all major credit cards as well as debit and ATM cards for payment whether they are a retail service, mail-order or internet merchant. We work with merchants to set up merchant payment processing and to customize value-added programs such as personalized gift card programs and check guarantee services that help drive their customers to them. In 2008, we processed over 28 million transactions with a merchant sales volume exceeding $2.9 billion. Our customer base and the related sales volume processed by us has grown significantly during each year of operations since 2002 through a combination of net merchant additions resulting from sales as well as selective merchant portfolio acquisitions. Our merchant base has grown from approximately 1,200 merchants at the end of 2002 to approximately 14,000 merchants at the end of 2008. Similarly, total sales volume in 2008 approximated $2.9 billion, up from $38.4 million in 2002.

Universal Processing Services of Wisconsin, LLC, d/b/a Newtek Merchant Solutions (“NMS”), which we own through one of our Capcos, markets credit and debit card processing services, check approval services and ancillary processing equipment and software to merchants who accept credit cards, debit cards, checks and other non-cash forms of payment. New merchants are acquired through several sales channels. Our primary focus today is on developing new merchant sales leads as a result of internal sales efforts. NMS has targeted the marketing of its array of services under agreements with alliance partners which today are principally financial institutions, including banks, credit unions and other related businesses. Members of such financial institutions are able to refer potential customers to NMS through Newtek’s NewTracker™ referral system. In addition, but to a lesser extent, we selectively will enter into agreements with independent sales organizations and independent sales agents throughout the country. These referring organizations and associations are typically paid a percentage of the processing revenue derived from the respective merchants that they successfully refer to us for as long as the merchant remains our customer. We currently have contracts with approximately 189 independent sales agents or agencies as of December 31, 2008.

In addition to our growth in merchants from our internal sales efforts and referral sources, we have acquired the rights to service existing portfolios of merchants serviced by other merchant processors. During 2008 and 2007, we acquired such rights to service 282 and 1,108 merchants, respectively, as of the dates of their acquisition. The cost of such acquisitions totaled $0.4 million in 2008 and $2.2 million in 2007. The total merchant sales volume derived from acquisitions made in 2008 and 2007 was $85.0 million and $47.6 million, respectively.

Certain of our other subsidiaries operate merchant portfolios which are serviced by NMS.

We maintain two main customer service and sales support offices which are located in Milwaukee, Wisconsin and Brownsville, Texas. Our personnel at these locations assist merchants with initial installation of equipment and on-going service, as well as any other special processing needs that they may have.

Because we are not a bank, we are unable to belong to and directly access the Visa® and MasterCard® bankcard associations. The Visa® and MasterCard® operating regulations require us to be sponsored by a bank in order to process bankcard transactions. We are currently registered with Visa® and MasterCard® through the sponsorship of a bank that is a member of the card associations. Our electronic payment processing businesses rely on our ability to obtain data processing services. We contract with several large-scale data processing companies to provide the front-end and back-end processing. As our merchant base has grown, we believe that we have been able to achieve greater economies of scale in terms of negotiating the cost structure for providing such settlement services.

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

As a result of our exposure to liability for merchant fraud, charge-backs and other losses inherent in the merchant payment processing business, we have developed practices and policies which attempt to assess and counter these risks. Activities in which we engage in order to mitigate such risks are:

•

underwriting the initial application of a merchant to identify unusual risks, structuring the relationship in a manner consistent with acceptable risks and, where possible, obtaining a personal or parent corporation guarantee from the merchant;

•

monitoring the daily and monthly activity of each merchant to identify any departures from normative charging behavior of each merchant and monitoring the largest of our merchants and those with high levels of refunds or charge-backs, so as to ensure an opportunity to address any credit or charge-back problems at the earliest possible time; and

•

requiring high-risk merchants to agree to the establishment of cash reserves to protect us against merchant failures to pay for charge-backs and other fees, and making adjustments in these reserves as merchant experience indicates.

We believe that the above procedures help us to significantly reduce our exposure to merchant or customer fraud and similar potential losses.

Our development and growth is focused on selling our services to merchant referrals identified for us by our alliance partners and, to a lesser extent, by our independent sales representatives. We are different than most electronic payment processing companies who acquire their clients primarily through independent agents. We currently acquire approximately one-half of our new customers through our NewTracker™ and alliance partner relationships. We believe that our business model provides us with a competitive advantage by enabling us to acquire new electronic payment processing merchants at a lower cost level for third-party commissions than the industry average. Our business model allows us to own the customer as well as the stream of residual payments, as opposed to models which rely more heavily on independent sales agents. We also believe that merchants obtained as a result of our internal sales efforts are more directly loyal to Newtek than those competitors that rely more heavily on independent sales agents to bring merchants to them.

Website Hosting Services

Through our subsidiary CrystalTech Web Hosting, Inc. d/b/a/ Newtek Technology Services (“CrystalTech” and “NTS”) we provide website hosting services to what is now more than 71,000 customers with 110,000 domains in over 120 different countries. NTS provides shared and dedicated hosting plans, under the CrystalTech™ brand, for which it receives recurring monthly fees by website, as well as other fees such as set-up fees, consulting fees, domain name registrations and others. Ninety percent of all fees are paid in advance by credit card. NTS delivers services under the CrystalTech™ brand not just to customers seeking hosting but also to wholesalers, resellers and web developers by offering a range of tools for them to build, resell and deliver their web content. In 2008, CrystalTech, the core business supporting our web hosting initiatives, began to operate as Newtek Technology Services™, and CrystalTech™ became a Newtek Technology Services™ brand. We intend to cross market under Newtek Technology Services™ and Newtek Webhosting™.

NTS’s dedication to superior customer service is reflected in the growth of its customer base under the CrystalTech™ brand, from approximately 8,300 accounts at the start of 2004 when we acquired CrystalTech to approximately 71,000 at the end of 2008.

NTS primarily uses Microsoft Windows® technology. Microsoft has described NTS as one of the largest hosting services in the world providing Microsoft Windows 2003® hosting. NTS also offers Linux-based web hosting and web-based data storage and back-up services. NTS currently operates a 5,000 square foot fortress strength data center located in Scottsdale, Arizona, utilizing redundant networking, electrical and back-up systems, affording customers what management believes to be a great level of performance and protection.

Over 75% of the growth in customers by NTS has come as a result of customer referrals without material expenditures for marketing or advertising. Many of NTS’s competitors are very price sensitive, offering minimal services at cut-rate pricing. While being cost competitive with most Linux- and Windows-based web hosting services, NTS has emphasized higher quality uptime, service and support.

The Company has diversified its hosting reach by offering CrystalTech services to small- and medium-sized businesses under different brands under Newtek Technology Services™ including Newtek Web Services™, Newtek Data Storage™ and Newtek Web Design and Development™. The Company focuses specifically on select target markets such as restaurants, financial institutions, medical practices, law firms, accountants, retail and technology service providers for channel business and reselling. The Company has recently launched a new turnkey solution to satisfy financial institution needs for dedicated servers, hosting and/or data storage, enabling these entities to comply with regulatory requirements with the highest level of safety and security. The Company will offer these services through its strategic alliance partnerships and contracts with Credit Union National Association (CUNA), PSCU Financial Services, Fiserv Solutions, Inc. d/b/a IntegraSys, and over 200 credit unions.

Small Business Finance

We originate SBA loans and offer accounts receivable financing and other lending products.

We own Newtek Small Business Finance, Inc. (“NSBF”), which specializes in originating, servicing and selling small business loans guaranteed by the SBA for the purpose of acquiring commercial real estate, machinery, equipment and inventory and to refinance debt and fund franchises, working capital and business acquisitions. NSBF is one of 14 SBA licensed Small Business Lending Corporations that provide loans nationwide under the federal Section 7(a) loan program for small businesses. This federal program is authorized each year by Congress to guarantee small business loans in an amount determined by Congress. The authorization for 2008 was $17.5 billion. NSBF has received preferred lenders program (PLP) status, a designation whereby the SBA authorizes the most experienced SBA lenders to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender, PLP status allows NSBF to serve its clients in an expedited manner since it is not required to present applications to individual SBA offices. The operations of NSBF are heavily dependent on the nature of the regulations imposed on it as a Small Business Loan Company and its ability to remain in compliance with those regulations.

We stopped making SBA 7(a) loans in the fourth quarter of 2008 because of market conditions. We are currently exploring options to provide lower cost funding for our SBA 7(a) lending business. We are also exploring the purchase of distressed loan portfolios that we would service and manage using our existing infrastructure.

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

During 2008, we funded 68 SBA 7(a) loans for a total of $26.4 million and sold $14.2 million of the guaranteed portions of our loans. As of December 31, 2008, we were servicing a portfolio of loans we originated and funded of $180 million. We earn interest income on the $33 million of loans we retain, including $6.1 million in held for sale and net of the nonperforming loans totaling $5.6 million, and earn servicing income on those guaranteed portions we sell. We also provide servicing functions on loans originated by other SBA lenders for which we earn servicing fees based upon a mutually negotiated fee per loan. In servicing these portfolios, we do not take on any loss risk for the loans of such lenders.

We offer accounts receivable financing through CDS Business Services, Inc. d/b/a Newtek Business Credit (“NBC”), based in West Hempstead, New York. Through this service, small- and medium-sized businesses can obtain $10,000 to $500,000 per month as an advance against their future trade receivables.

Through referral relationships, we offer merchant cash advance services to our customers, under which a merchant sells future credit card sales at a discount. Under this program, the merchant receives the purchase amount upfront and agrees to have a set percentage of the credit card deposits deducted from its daily deposits and remitted back until the purchase amount is repaid. We offer these services as an agent, and are not taking on credit risk in connection with these services.

Small Business Insurance Products and Services

We offer small business insurance products and services through Newtek Insurance Agency, LLC, based in Washington, D.C., with a presence in Texas. Newtek Insurance Agency, LLC is licensed in 50 states and serves as a retail and wholesale agency specializing in the sale of personal, commercial and health/benefits lines insurance products to customers of all our affiliated companies as well as our alliance partners. We offer multiple insurance products from multiple insurance carriers providing a wide range of choice for our customers. We implemented a program with the Navy Federal Credit Union to market commercial and homeowners’ insurance to their 2.7 million members, and formed a strategic alliance with AIG Small Business to provide agent services to small business clients who link to us from the AIG Small Business website. We are continuing our efforts to implement programs with alliance partners to market commercial and personal insurance.

Marketing

We market our services primarily through referrals from our alliance partners such as AIG Small Business, Merrill Lynch, Credit Union National Association, Navy Federal Credit Union and Bank Atlantic, using our proprietary NewTracker™ referral system. In addition, Electronic Payment Processing is also marketed through independent representatives and NTS services are marketed through third-party development companies, IT professionals and web developers and internet-based marketing. A common thread across all business lines relates to acquiring customers at low cost. We seek to bundle our marketing efforts through our brand, our portal, our proprietary NewTracker™ technology, and one easy entry point of contact.

We currently cross market primarily at the alliance level. The Credit Union National Association, PSCU Financial Services, Inc., Fiserv Solutions, Inc. d/b/a IntegraSys, Microsoft, Pershing and AIG Small Business are examples of cross marketing at the alliance level.

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

Direct Outbound: We have implemented a project of combining all data assets into a seamless, enterprise-wide accessible master database in order to facilitate cross marketing, selling and servicing, real-time data mining, and business intelligence. We have established a dedicated team to use our master database for cross marketing, selling and servicing

Direct Alliance: Small business owners/operators go to the website of an alliance partner in order to acquire one or more of the Newtek services, driven by ads, keywords, seminars, conferences and/or general promotion. This is currently in place with AIG, NCMIC Financial, Inc. and Navy Federal Credit Union.

We have contracted with affiliates in Brownsville, Texas to provide back-office support, including customer service, for our business segments.

Intellectual Property

Newtek has developed software which is the core of its NewTracker™ referral system and in September 2006 filed a patent application with the United States Patent and Trademark Office covering NewTracker™.

NTS uses specialized software to conduct its business under a perpetual, royalty-free license from its developer, the former owner of CrystalTech, acquired at the time of our acquisition of the business.

We have several trademarks and service marks, all of which are of material importance to us.

The following trademarks and service marks are the subject of trademark registrations issued by the United States Patent Trademark Office:

1.	AT NEWTEK, WE DO IT BETTER

2.	BIZEXEC

3.	CRYSTALTECH

4.	CRYSTALTECH WEB HOSTING

5.	CT & Design

6.	NEWTEK

7.	NEWTEK BIZEXEC

8.	NEWTEK BUSINESS SERVICES

9.	NEWTEK BUSINESS SOLUTIONS

10.	NEWTEK NEWT & Design

11.	NEWTEK REFERRAL SYSTEM

12.	NEWTEK TECHNOLOGY SERVICES

13.	NEWTEK WEB SERVICES

14.	NEWTRACKER

15.	WEBCONTROLCENTER

The following trademarks and service marks are the subject of pending trademark applications filed with the United States Patent and Trademark Office:

1.	INSURED ELECTRONIC PAYMENT PROCESSING

2.	INSURED HOSTING

3.	INSURED WEB HOSTING

4.	NEWT NEWTEK

5.	NEWTEK BUSINESS CREDIT

6.	NEWTEK BUSINESS SERVICES, INC. & NEWT Design

7.	NEWTEK CONSULTING SERVICES

8.	NEWTEK DATA STORAGE

9.	NEWTEK FINANCIAL SUITES

10.	NEWTEK PARTNER RELATIONSHIP MANAGEMENT

11.	NEWTEK RECEIVABLES FINANCING

12.	NEWTEK WEB DESIGN AND DEVELOPMENT

13.	NEWTEK WEB HOSTING

14.	WE DO IT BETTER

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

Our Electronic payment processing segment competes with Heartland Payment Systems, First National Bank of Omaha and Paymentech, L.P. Our Web hosting segment competes with Host My Site®, Discount ASP, Maxum ASP, GoDaddy®, Yahoo!®, BlueHost®, iPowerWeb®, DiscountASP and Microsoft Live. Our Small business finance segment competes with regional and national banks and non-bank lenders such as CIT.

In many cases, the competitors of our companies are not as able as our companies to take advantage of changes in business practices due to technological developments and, for those with a larger size, are unable to offer the personalized service that many small business owners and operators seem to want.

While we compete with many different providers in our various businesses, we have been unable to identify any direct and comprehensive competitors that deliver the same broad suite of services focused on the needs of the small- and medium-sized business market with the same marketing strategy as we do. Some of our competitive advantages include:

•	Our proprietary NewTracker™ referral system allows us to process new business utilizing a web-based, centralized processing point and provides back end scalability.

•	Our focus on developing and marketing business services and financial products and services aimed at the small- and medium-sized business market.

•	Our scalability, which allows us to scale our business services very quickly to meet customer and market needs.

•	Our ability to offer personalized service and competitive rates.

•	A strategy of multiple channel distribution which gives us maximum exposure in the marketplace.

•	Unparalleled customer service 24x7x365 across business lines, with a focus primarily on absolute customer service.

•

Our telephonic interview process, as opposed to requiring handwritten or data-typing processes, allows us to offer high levels of customer service and satisfaction, particularly for small business owners who do not get this service from our competitors.

•

Our NewTracker™ Portal allows our alliance partners to offer a centralized access point for their small- to medium-sized business clients as part of their larger strategic approach to marketing, and allows them to demonstrate that they are focused on providing a suite of services to the small business market in addition to their core service.

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

Overview: A Capco is either a corporation or a limited liability company established in and chartered by one of the nine jurisdictions that currently have authorizing legislation: Alabama, District of Columbia, Florida, Louisiana, Colorado, New York, Texas and Wisconsin (Missouri has an older program which pre-dates the start of our business and in which we do not participate). Aside from seed capital provided by an organizer such as Newtek, a Capco will issue debt and equity instruments exclusively to insurance companies and the Capcos then are authorized under the respective state statutes to make targeted equity or debt investments in companies. In some states, the law permits Capco investments in majority-owned or primarily controlled companies. In others, such as Louisiana, Colorado, Texas and the most recent programs in New York, there are some limitations on the percentage of ownership a Capco may acquire in a qualified business. In conjunction with the Capcos’ investment in these companies, the Capcos may also provide loans to the companies. In most cases, the tax credits provided by the states are equal to the par amount of investment by the insurance companies in the securities of the Capcos, which can be utilized by them generally over a period of four to ten years. These credits are unaffected by the returns or lack of returns on investments made by the Capcos.

The authorizing statutes in all of the states in which our Capcos operate explicitly allow and encourage the Capcos to take minority equity interests, and in some cases majority or controlling interests, in companies. Consequently, in all of the states in which we operate Capcos, we may, consistent with our business objectives, acquire equity interests in companies through the use of the funds in the Capcos and provide management and other services to these companies. The investments by the Capcos create jobs and foster economic development consistent with the objectives of the programs as stated in most Capco statutes. Furthermore, because our Capcos have arranged for the repayment of a portion of the Capco notes by The National Union Fire Insurance Company of Pittsburgh or The American International Specialty Lines Insurance Company, both affiliates of The American International Group, Inc., and a portion of the Capco notes is “paid” through the delivery of tax credits, our Capcos are under no pressure to generate short-term profits and may invest for long-term profitability. As of December 31, 2008, all of the required cash payments have been made by these insurers for 12 of our 15 Capcos and the remaining three are expected to be paid during 2009. The balance of the repayment obligations for all of our Capcos will result from the availability to the investors of the state tax credits. Due to the nature of the Capco programs, we are able to accept the higher level of losses common to start up companies because we have the ability to devote the time, attention and resources to these companies which they require to become successful.

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

•

As of December 31, 2008, all of our 15 operating or managed Capcos had met their respective minimum 50% investment requirements. Two of our Capcos have invested 100% of their certified capital; one of which has been decertified.

•

We have applied to and been granted by the State of New York for voluntary decertification for one of the two 100% invested Capcos; it is no longer subject to state regulation. We are in the process of applying to the State of Florida for voluntary decertification of the other 100% invested Capco and, if granted, it would no longer be subject to regulation and could eventually distribute its assets and/or continue to operate without government regulation. There can be no assurance that we will be able to obtain such voluntary decertification.

The recognition of revenue by our Capcos has declined, representing approximately 9% of revenue in 2008, 16% in 2007 and 18% in 2006. This trend demonstrates clearly the shift in our business from reliance on Capco funding to the development of operating businesses generating increasing amounts of revenues, income and cash flows. We and our Capcos do not generate any revenue for goods or services sold to the companies in which we invest. The companies in which the Capcos invest do provide services, and to a much lesser degree goods, to each other. However, the effect of such inter-company revenues and expenses are eliminated in the consolidated financial statements. We rely on the annual management fees of 2.5% of certified (initial) capital, as fixed by the Capco statutes, and profits from non-Capco operations as our contingent source of cash to cover some of our operating expenses. This covers all supportive services generally provided by us; however, the management fee is paid out of Capco cash on hand and is not set aside or reserved for payment out of the funds received by the Capcos. The management fee is protected and established by statute.

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

Quantitative Requirements: These include minimum investment amounts and time periods for investment of “certified capital” (the amount of the original funding of the Capco by the insurance companies) all of which have been met by our Capcos. For example in the state of New York, a Capco must invest at least 25% of its certified capital within 24 months from the initial investment date, 40% within 36 months and 50% within 48 months. The minimum investment requirements and time periods, along with the related tax credit recapture requirements are set out in detail below. See: “Management’s Discussion and Analysis and Results of Operations and Financial Condition—Liquidity Risks—Income from Capco Tax Credits and Note 1 to the Consolidated Financial Statements—Revenue Recognition.” The minimum requirements are calculated on a cumulative basis and allow the Capcos to receive a return of an investment and re-invest the funds for full additional credit towards the minimum requirements.

Qualitative Requirements: These include limitations on the initial size of the recipients of the Capco funds, including the number of their employees, the location within the respective state of the recipients and the recipients’ commitment to remain therein for a specified period of time, the types of business conducted by the recipients, and the terms of the investments in the recipients. Most significant for our business is the fact that most of the Capco programs generally do not pose any obstacle to investments in qualified businesses which result in significant, majority or, in some cases, controlling ownership positions (the state of Louisiana precludes the Capco from taking controlling and majority ownership positions in investee companies). This enables us to achieve both public policy objectives of the Capco programs of increasing the number of small businesses and job opportunities in the state, as well as our own objectives of developing a number of small business service companies which may become profitable and generate a meaningful return both to our shareholders and to the local participants in the businesses. In addition, because the businesses that we invest in provide needed, and in management’s judgment, cost effective goods and services to other small businesses, the growth of this important segment of a state’s economy may be accelerated.

Investment Limitations: The states of Louisiana, Colorado, Texas and in the two most recent programs in New York (out of the five we have participated in) have had or recently added to their Capco programs limitations on the equity investment Capcos can make in qualified businesses. These programs or program changes seek to preclude a Capco from owning all or a majority of the voting equity of the invested business. While Newtek has made profitable majority-owned investments in the past, we have also made minority or more passive investments in qualified businesses. Newtek’s Capcos are in full compliance with these types of investment limitations, and management foresees no significant difficulty in continuing to remain in compliance.

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

Compliance: As of the end of 2008, we believe that all of our Capcos were in compliance with all applicable requirements and our 15 operational or managed Capcos had met their final, minimum 50% investment thresholds. This eliminates any material risk of decertification and tax credit recapture or loss for its insurance company investors in these Capcos.

Insurance. The Capco notes require, as a condition precedent to the funding of the notes, that insurance be purchased to cover the risks associated with the operation of the Capcos. This insurance is purchased from American International Specialty Lines Insurance Company and National Union Fire Insurance Company of Pittsburgh, both subsidiaries of American International Group, Inc. (“AIG”), an international insurer. AIG and its subsidiaries noted above are “A+, negative watch” rated by Standard & Poor’s. Under the terms of this insurance, which is for the benefit of the investors, the Capco insurer incurs the primary obligation to repay the investors a substantial portion of the debt as well as to make compensatory payments in the event of a loss of the availability of the related tax credits. In the event of either a threat of or a final decertification by a state, the Capco insurer would be authorized to assume partial or complete control of the business of the particular Capco so as to ensure compliance with investment or other requirements. This would likely avoid final decertification and the necessity of insurance or cash payments in lieu of forfeited or recaptured tax credits. However, control by the Capco insurer would also result in significant disruption of the particular Capco’s business and likely result in significant financial loss to that Capco. Decertification would also likely impair our ability to obtain certification for Capcos in additional states as new legislation makes other opportunities available. The Capcos are individually insured, and the assets of one are not at risk for the obligations of the others. AIG itself has not agreed to guarantee the obligations of its subsidiary insurers but has agreed to transfer the obligations to another of its subsidiaries if the insurers are down-rated.

Voluntary Decertification. When each of Newtek’s Capcos has invested in qualified businesses an amount equal to 100% of its initial certified capital, it is able to decertify (terminate its status as a Capco) and no longer be subject to any state Capco regulation. Newtek would then be able to continue the business of the investment vehicle or liquidate the investments and/or the Capco. Such a voluntary decertification would eliminate all restrictions on the Capcos’ operations but would have no effect on the tax credits given to certified investors or on the Capco Insurance. In addition, voluntary decertification is dependent on the maturity date of each Capco’s certified investor notes and Capco Insurance policies. Prior to such maturity dates, voluntarily decertification requires the consent of both the certified investors and the Capco insurer; after those dates, no consent other than that of the respective state is required.

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

Employees

As of December 31, 2008, we and the companies in which we hold a controlling interest had 284 full-time employees. We believe our labor relations are good and none of our employees are covered by a collective bargaining agreement.

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

Revenues and Assets by Geographic Area

During the years ended December 31, 2008, 2007 and 2006, all of our revenue was derived from customers in the United States. For a description of the Company’s long-lived assets, see the Notes to the Consolidated Financial Statements.

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

In the past few years we have increasingly concentrated our investments in companies participating in small business lending, electronic payment processing, web hosting and insurance. Each of these businesses has numerous risks associated with it and should be read in conjunction with the specific risk factors set forth below.

As we have concentrated our investments in companies which are part of our nationwide marketing strategy of providing a variety of services to small- and medium-sized businesses, our exposure and that of our affiliated companies to risks specific to these business lines has increased. We discuss below some of the risks of our significant operations in government-guaranteed small business lending, acting as an independent sales organization in the electronic card processing business, web hosting business and operating as an insurance agency. If we are not successful in implementing this business strategy and developing and marketing our new products and services, our results of operations will be negatively impacted.

If we do not manage our growth effectively, our financial performance could be harmed.

Our rapid revenue growth has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As we continue to grow our business, such growth could require capital, systems development and human resources beyond current capacities. As evidence of our internal growth, on December 31, 2001, we and all of our consolidated and majority-owned affiliates had approximately 20 employees, and on December 31, 2008, we had 284 full-time employees. The increase in the size of our operations may make it more difficult for us to ensure that we execute our present businesses and future strategies. The failure to manage our growth effectively could have a material adverse effect on our financial condition, results of operations and cash flows.

If we are unable to obtain the resources required for the growth and development of our affiliated companies, they will be highly susceptible to failure, which would directly affect our profitability and value.

Early-stage businesses often fail due to their limited capital and human resources. The effective implementation of our business model is dependent upon the ability of our affiliated companies, with assistance from us, to arrange for the managerial capital and other resources which they usually require in order to become and remain profitable.

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

Many of the industries in which we operate are highly regulated and we cannot assure you that we or our affiliated companies are, or that we will continue to be, in full compliance with current laws, rules and regulations. If we or our affiliated companies are unable to comply with applicable laws or regulations or if new laws limit or eliminate some of the benefits of our business lines, our financial condition, results of operations and cash flows could be materially adversely affected.

Our success depends upon our ability to enforce and maintain our intellectual property rights.

Our success depends, in significant part, on the proprietary nature of our technology, including both patentable and non-patentable intellectual property related to our NewTracker™ referral system. We have filed one patent application with the United States Patent office but there can be no assurance that such patent will be granted. To the extent that a competitor is able to reproduce or otherwise capitalize on our technology, it may be difficult, expensive or impossible for us to obtain necessary legal protection. In addition to patent protection of intellectual property rights, we consider elements of our product designs and processes to be proprietary and confidential. We rely upon employee, consultant and vendor non-disclosure agreements and contractual provisions and a system of internal safeguards to protect our proprietary information. However, any of our registered or unregistered intellectual property rights may be challenged or exploited by others in the industry, which might harm our operating results. We have several trademarks and service marks which are of material importance to us. Litigation, which could result in substantial cost to and diversion of our efforts, may be necessary to enforce trademarks issued to us or to determine the enforceability, scope and validity of the proprietary rights of others. Adverse determinations in any litigation or interference proceeding could subject us to costs related to changing brand names and a loss of established brand recognition.

Our affiliated companies depend upon the ability to utilize the Internet for the conduct of a significant portion of their business; disruption to that system could make it impossible for them to continue to conduct their current businesses.

Possible disruption to the normal functioning of the Internet through, for example, power failure or terrorist sabotage, could make it impossible for aspects of the lending, electronic payment processing, web hosting and in fact our referral system to function. Each of our businesses has addressed the possibilities of short-term disruptions in Internet availability. However, in the event of a major disruption, and assuming that such disruptions would be long-lived, we would be required to make extensive changes in the way these companies do business. There is no assurance that we will have the time and resources to make these changes.

We and our affiliated companies depend on our ability to attract and retain key personnel and any loss of ability to attract these personnel could adversely affect us.

Our success depends upon the ability of our affiliated companies and other companies in which we invest to attract and retain qualified personnel and our ability to supplement those capabilities with our senior management personnel. Competition for qualified employees is intense. If our affiliated companies lose the services of key personnel, or are unable to attract additional qualified personnel, the business, financial condition, results of operations and cash flows of us or one or more of our affiliated companies could be materially adversely affected. It can take a significant period of time to identify and hire personnel with the combination of skills and attributes required in carrying out our strategy.

Our business relies heavily on the expertise of our senior management, particularly Messrs. Barry Sloane and Seth A. Cohen, our CEO and CFO, respectively. Mr. Sloane and Mr. Cohen currently serve pursuant to employment agreements which expire on December 31, 2009. The loss of the services of these individuals could have a material adverse effect on our financial condition, results of operations and cash flows and it is likely that it will be difficult to find adequate replacements.

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

Dependence on Financial Institutions.

Many of our alliance partners are financial institutions, which has been adversely effected by the current credit crisis. Therefore, the continued downturn in the financial services industry could have a material impact on our business. Although we are attempting to diversify our alliance partners to reduce this dependence, there can be no assurance that we will be able to do so.

RISKS RELATING TO OUR ELECTRONIC PAYMENT PROCESSING BUSINESS

We rely on a bank sponsor, which has substantial discretion with respect to certain elements of our business practices, in order to process bankcard transactions. If the sponsorship is terminated, and we are not able to secure or transfer merchant portfolios to new bank sponsors, we will not be able to conduct our electronic payment processing business.

Because we are not a bank, we are unable to belong to and directly access the Visa® and MasterCard® bankcard associations. The Visa® and MasterCard® operating regulations require us to be sponsored by a bank in order to process bankcard transactions. We are currently registered with Visa® and MasterCard® through the sponsorship of a bank that is a member of the card associations. If the sponsorship is terminated and we are unable to secure a bank sponsor, we will not be able to process bankcard transactions which would have a material adverse effect on our business. Furthermore, our agreement with our sponsoring bank gives the sponsoring bank substantial discretion in approving certain elements of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants, the processing fees that we charge, our customer service levels and our use of independent sales organizations. We cannot guarantee that our sponsoring bank’s actions under these agreements will not be detrimental to us.

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

On occasion, we experience increases in interchange and sponsorship fees. If we cannot pass along these increases to our merchants, our profit margins will be reduced.

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

Through our electronic payment processing subsidiaries, we collect and store sensitive data about merchants and cardholders, and we maintain a database of cardholder data relating to specific transactions, including payment, card numbers and cardholder addresses, in order to process the transactions and for fraud prevention and other internal processes. If anyone penetrates our network security or otherwise misappropriates sensitive merchant or cardholder data, we could be subject to liability or business interruption. We cannot guarantee that our systems will not be penetrated in the future. If a breach of our system occurs, we may be subject to liability, including claims for unauthorized purchases with misappropriated card information, impersonation or other similar fraud claims. Similar risks exist with regard to the storage and transmission of such data by our processors. In the event of any such a breach, we may also be subject to a class action lawsuit. Small businesses are less prepared for the complexities of safeguarding cardholder data than their larger counterparts. Since 2005, more than 80% of the instances involving unauthorized access to card data have involved small merchants, according to Visa USA Inc., the largest payment card network. In the event of non compliance by a customer of card industry rules, we could face fines from payment card networks. There can be no assurance that we would be able to recover any such fines from such customer.

We have potential liability if our merchants refuse or cannot reimburse charge-backs resolved in favor of their customers.

If a billing dispute between a merchant and a cardholder is not ultimately resolved in favor of the merchant, the disputed transaction is “charged back” to the merchant’s bank and credited to the account of the cardholder. If we or our processing banks are unable to collect the charge-back from the merchant’s account, or if the merchant refuses or is financially unable due to bankruptcy or other reasons to reimburse the merchant’s bank for the charge-back, we bear the loss for the amount of the refund paid to the cardholder’s bank. Most of our merchants deliver products or services when purchased, so a contingent liability for charge-backs is unlikely to arise, and credits are issued on returned items. However, some of our merchants do not provide services until some time after a purchase, which increases the potential for contingent liability.

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

RISKS RELATING TO OUR OPERATION OF A WEBSITE HOSTING BUSINESS

NTS operates in a competitive industry in which technological change can be rapid.

The website hosting business and its related technology involve a broad range of rapidly changing technologies. NTS’s equipment and the technologies on which it is based may not remain competitive over time, and others may develop superior technologies that render NTS’s products non-competitive without significant additional capital expenditures.

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

Despite precautions taken by NTS against possible failure of its systems, interruptions could result from natural disasters, power loss, the inability to acquire fuel for our backup generators, telecommunications failure, terrorist attacks and similar events. NTS also leases telecommunications lines from local, regional and national carriers whose service may be interrupted. NTS’s business, financial condition and results of operations could be harmed by any damage or failure that interrupts or delays our operations and cash flows. There can be no assurance that NTS’s insurance will cover all of NTS’s losses or compensate NTS for the possible loss of clients occurring during any period that NTS is unable to provide service.

Service interruptions due to malicious attacks could result in a loss of revenues and harm NTS’s and CrystalTech’s reputation.

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

NTS’s infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents NTS’s security measures, he or she could jeopardize the security of confidential information stored on NTS’s systems, misappropriate proprietary information or cause interruptions in NTS’s operations. We may be required to make significant additional investments and efforts to protect against or remedy security breaches. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability. The security services that NTS offers in connection with customers’ networks cannot assure complete protection from computer viruses, break-ins and other disruptive problems. The occurrence of these problems may result in claims against NTS or us or liability on our part. These claims, regardless of their ultimate outcome, could result in costly litigation and could harm our business and reputation and impair NTS’s ability to attract and retain customers.

Our business depends on Microsoft Corporation and others for the licenses to use software as well as other intellectual property in the website hosting business.

NTS’s website hosting business is built on a technological platform relying on the Microsoft Windows® products and other intellectual property that NTS currently licenses. As a result, if we are unable to continue to have the benefit of those licensing arrangements or if the products upon which NTS’s platform is built become obsolete, our business could be materially and adversely affected.

We depend on the services of a few key personnel in managing our website hosting business, and the loss of one or more of them could materially impair our ability to maintain current levels of customer service and the proper technical operations of our business.

We depend upon the continued management of the operations of NTS’s website hosting business by its President and Chief Operating Officer, along with other individuals to supervise NTS’s technical operations and the customer technical service response. If we were to lose the services of one or more of these persons and were unable to replace them expeditiously, our website hosting business could be significantly diminished.

RISKS RELATING TO OUR SMALL BUSINESS FINANCE BUSINESSES

We depend on our Lines of Credit.

Our SBA lending business is dependent on a Line of Credit with GE Commercial Capital (“GE”) to finance our lending activities, which line is in place until August 31, 2009. There can be no assurance that we will be able to renew our Credit Line with GE, or that we will be able to negotiate an alternate arrangement. Failure to obtain financing would have a material adverse effect on our business, including but not limited to the liquidation of the loan portfolio to pay down the line. If funds from such sale were insufficient to completely pay down the line of credit, the holding company would be responsible for any short fall up to $15 million. In addition, our receivables financing company depends on a line of credit from Wells Fargo Bank, NA (Wells Fargo) which matures in February, 2012. Loss of such line would materially impact the business.

Our SBA lending business has been in default under its GE Line of Credit.

As of September 30, 2008, we had failed to maintain the “Minimum Senior Charge Coverage Ratio” specified in Section 6.10 of the Credit Agreement, dated August 31, 2005 with GE. As a result, we notified GE of the event of default on November 3, 2008. By letter dated November 19, 2008, GE notified us that it was reducing the maximum availability under our line from $50 million to $35 million but not taking any other action at the time, while reserving all of its rights to do so. On December 11, 2008, we and GE executed an amendment to the Credit Agreement to make certain other adjustments in the terms of the facility and also waive the prior default. There can be no assurance that we will be able to remain in compliance with the provisions of the Credit Agreement. If GE chooses to terminate the Credit agreement as a result of an event of default, this would have a material adverse impact on our business. GE has indicated to the Company that GE no longer intends to provide credit facilities to finance companies, and therefore there can be no assurance that we will be able to renew our Credit Line with GE, or that we will be able to negotiate an alternate arrangement.

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

Fluctuations in general economic conditions and in interest rates may affect customer demand for our loans and other products and services as well as the performance of our existing loan and accounts receivable portfolios. Our lending business may increase during times of falling interest rates and, conversely, decrease during times of significantly higher interest rates. Significant fluctuations in interest rates and loan demand could have a potentially adverse effect on our results of operations and cash flows.

An increase in non-performing assets would reduce our income and increase our expenses.

If our level of non-performing assets in our SBA lending and receivable financing businesses rise in the future, it could adversely affect our revenue and earnings. Non-performing assets are primarily loans on which borrowers are not making their required payments or receivables for which the customer has not made timely payment. Non-performing assets also include loans that have been restructured to permit the borrower to have smaller payments and real estate that has been acquired through foreclosure of unpaid loans. To the extent that our financial assets are non-performing, we will have less cash available for lending and other activities.

Our reserve for credit losses may not be sufficient to cover unexpected losses.

Our business depends on the behavior of our customers. In addition to our credit practices and procedures, we maintain a reserve for credit losses on our SBA loans and accounts receivable portfolio which management has judged to be adequate given the loans we originate and receivable we purchase. We periodically review our reserve for adequacy considering current economic conditions and trends, collateral values, charge-off experience, levels of past due loans and non-performing assets, and we adjust our reserve accordingly. However, based on the poor current economic conditions of the recession, along with changes in the credit quality of our customers, our reserves could materially be impacted thus affecting our financial condition and results of operations.

We could be adversely affected by weakness in the residential housing and commercial real estate markets.

Weakness in residential home and commercial real estate values could impair our ability to collect on defaulted SBA loans as real estate is pledged in many of our SBA loans as part of the collateral package.

RISKS RELATING TO OUR INSURANCE AGENCY BUSINESS

We cannot assure that the insurance services we offer will be priced competitively or accepted by our customers.

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

The tax credits associated with the Capco programs and provided to our Capcos’ investors are to be utilized by the investors over a period of time, which is typically ten years. Much can change during such a period and it is possible that one or more states may revise or eliminate the tax credits. Any such revision or repeal could have a material adverse economic impact on our Capcos, either directly or as a result of the Capco’s insurer’s actions. During 2002, a single legislator in Louisiana introduced such a proposed bill, on which no action was taken, and in Colorado in 2003 and 2004 bills to modify (not repeal) its Capco program were introduced; the 2003 Colorado legislation was defeated in a legislative committee. The 2004 Colorado legislation was adopted and as a result, in 2004 our Colorado Capco initiated a lawsuit regarding some of the provisions of these amendments and the implementing regulations which we believe increased the cost of doing business by the Capco, but would have no further material effects. We reached a settlement with the State of Colorado in 2006 after incurring expenses in connection with such action. There can be no assurance that we will not be subject to further legislative or regulatory action which might adversely impact our Capco business, or that we will be able to successfully challenge any such action.

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

Our Capco insurer could fail.

The failure of the Capco insurer, which is primarily liable for the repayment of the remaining Capco debt cash payments of $70,450,000, all due in 2009, would require the Capcos to assume this cash repayment obligation of the notes. If the AIG subsidiaries failed to pay the $16,666,000 owed for the Company’s Wisconsin Capco due in October, then the Company might have to sell or finance its Electronic payment processing company to make up the shortfall.

RISKS RELATING TO OUR COMMON SHARES

Our shares may be delisted.

On August 13, 2008, we received a staff deficiency letter from The Nasdaq Stock Market (“Nasdaq”) indicating that, for the prior 30 consecutive days, the bid price for Newtek’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Marketplace Rule 4450(a)(5) (the “Rule”). In accordance with Marketplace Rule 4450(e)(2), the Company was given 180 calendar days, or until February 9, 2009, to regain compliance with the Rule. The letter also indicated that if the Company did not regain compliance by February 9, 2009, Nasdaq would provide written notification that Newtek’s common stock will be delisted. On October 16, 2008, Nasdaq announced that it was suspending the rules requiring a minimum $1.00 closing bid price and a minimum market value of publicly held shares until December 19, 2008, and on December 19, 2008 the suspension was extended until April 20, 2009, at which time the Rule will begin to run again. At the current market price, the Company would not regain compliance, and there can be no assurance that the Company would be able to do so by September 1, 2009. If the Company is unable to regain compliance, it faces delisting. In the event that the common stock is delisted, there can be no assurance that an active public market for our stock can be sustained or that current trading levels can be sustained or not diminished.

The application of the “penny stock” rules to our Common Stock could limit the trading and liquidity of the Common Stock, adversely affect the market price of our Common Stock and increase your transaction costs to sell those shares.

As long as the trading price of our Common Stock is below $5.00 per share, the open-market trading of our Common Stock will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of the Common Stock, reducing the liquidity of an investment in the Common Stock and increasing the transaction costs for sales and purchases of our Common Stock compared to other securities.

Two of our shareholders, one a current, and one a former executive officer, beneficially own approximately 27% of our common shares, and are able to exercise significant influence over the outcome of most shareholder actions.

Although there is no agreement or understanding between them, because of their ownership of our shares, Messrs. Sloane and Rubin will be able to have significant influence over actions requiring shareholder approval, including the election of directors, the adoption of amendments to the certificate of incorporation, approval of stock incentive plans and approval of major transactions such as a merger or sale of assets. This could delay or prevent a change in control of our company, deprive our shareholders of an opportunity to receive a premium for their common shares as part of a change in control and have a negative effect on the market price of our common shares.

Future issuances of our common shares or other securities, including preferred shares, may dilute the per share book value of our common shares or have other adverse consequences to our common shareholders.

Our board of directors has the authority, without the action or vote of our shareholders, to issue all or part of the approximately 19,000,000 authorized but unissued shares of our common stock. Our business strategy relies upon investments in and acquisitions of businesses using the resources available to us, including our common shares. We have made acquisitions during each of the years from 2002 to 2005 involving the issuance of our common shares, and we expect to make additional acquisitions in the future using our common shares. Additionally, we anticipate granting additional options or restricted stock awards to our employees and directors in the future. We may also issue additional securities, through public or private offerings, in order to raise capital to support our growth, including in connection with possible acquisitions or in connection with purchases of minority interests in affiliated companies or Capcos. Future issuances of our common shares will dilute the percentage of ownership interest of current shareholders and could decrease the per share book value of our common shares. In addition, option holders may exercise their options at a time when we would otherwise be able to obtain additional equity capital on more favorable terms.

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

Provisions of our certificate of incorporation and New York law place restrictions on our shareholders’ ability to recover from our directors for breaches of their duties.

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

Below is a list of our leased offices and space as of December 31, 2008 which are material to the conduct of our business:

Location	Lease expiration	Purpose	Approx. sq. ft
1440 Broadway New York, New York 10018	October 2015	Lease of principal executive offices (Corporate activities and SBA lending)	23,000

1125 W. Pinnacle Peak Phoenix, AZ 85027	January 2012	Web hosting offices	15,000

8521 E. Princess Drive Phoenix, AZ 85255	June 2014	Web hosting data center	6,000

744 North 4th St. Milwaukee, WI 53203	March 2012	Electronic payment processing WI offices	3,600

1627 K Street Washington D.C. 20006	April 2013	Newtek Insurance Agency offices (All Other segment)	3,800

301 Mexico Street, Suite H3-A Brownsville, TX 78520	June 2017	Customer service and sales support offices (All Other segment)	5,000

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

Period	High	Low
First Quarter: January 1, 2007 Through March 31, 2007	$2.70	$1.87
Second Quarter: April 1, 2007 Through June 30, 2007	$2.29	$1.81
Third Quarter: July 1, 2007 Through September 30, 2007	$2.01	$1.50
Fourth Quarter: October 1, 2007 Through December 31, 2007	$1.78	$0.85
First Quarter: January 1, 2008 Through March 31, 2008	$1.50	$0.91
Second Quarter: April 1, 2008 Through June 30, 2008	$1.14	$0.99
Third Quarter: July 1, 2008 Through September 30, 2008	$0.98	$0.50
Fourth Quarter: October 1, 2008 Through December 31, 2008	$0.88	$0.20

(b) Holders: As of March 12, 2009 there were approximately 236 holders of record of the common shares of Newtek.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,981,878 shares	$2.06/share	(1)	1,933,140 shares

Equity compensation plans not approved by security holders	None	None		None

(1)	Excludes 9,524 restricted shares rights which have a zero exercise price.

During the year ended December 31, 2008, we issued 197,434 options under the Company’s 2000 Stock Incentive and Deferred Compensation Plan, valued at $87,063, to our independent directors as compensation for directors’ fees.

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

The statements in this Annual Report may contain forward-looking statements relating to such matters as anticipated future financial performance, business prospects, legislative developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ materially from the anticipated results expressed in the forward looking statements such as intensified competition and/or operating problems in its operating business projects and their impact on revenues and profit margins or additional factors as described in Newtek Business Services’ previously filed registration statements as more fully described under “Risk Factors” above.

We also need to point out that our Capcos operate under a different set of rules in each of the eight jurisdictions and that these place varying requirements on the structure of our investments. In some cases, particularly in Louisiana, we don’t control the equity or management of a qualified business but that cannot always be presented orally or in written presentations.

Executive Overview

We directly distribute business services to small- and medium-sized businesses, a very significant marketplace in the United States. According to statistics published by the U.S. Small Business Administration, approximately 51% of the GDP and private sector employment in the United States comes from small businesses, and 99% of businesses in the United States which have one or more employees fit into this market segment. As of December 31, 2008, we had over 91,000 customers. We use state-of-the-art web-based proprietary technology to be a low cost acquirer and provider of products and services to our small- and medium-sized business clients. We partner with AIG, Merrill Lynch, Morgan Stanley, the Credit Union National Association with its 8,700 credit unions and 80 million members, Navy Federal Credit Union with 2.7 million members, PSCU Financial Services, Inc., the nation’s largest credit union service organization, Fiserv Solutions, Inc. d/b/a IntegraSys, General Motors Minority Dealers Association and Daimler Chrysler Minority Dealers Association, all of whom have elected to offer certain of our business services and financial products rather than provide some or all of them directly for their customers. We have deemphasized our Capco business in favor of growing our operating businesses and do not anticipate creating any new Capcos in the foreseeable future.

In order to more accurately and transparently portray our financial information and performance in this Form 10-K, we have simplified the format of the consolidated statements of operations while expanding our segment reporting from that used in 2007. Our consolidated statements of operations now focus on overall company operating performance; revenue and expenses related to specific segments appear in the expanded segment profit and loss tables. Management’s discussion and analysis concentrates on describing segment performance with the aid of these new detailed tables. For expenses other than corporate overhead, intercompany expenses are now charged to the user of the service with a resulting reduction in expense for the provider of the service; for comparability we restated previous segment results to reflect this change as well. We believe this change will better match expenses to the revenues generated by a segment. In addition, we moved two finance-related businesses from our All other segment to the SBA lending segment, now renamed Small business finance. This change recognizes that we have expanded our financing offerings to small- and medium-sized businesses to include multiple loan types and receivables financing and consolidated their management under one operating team. We also elected to reclassify certain residual fees paid to independent sales agencies and organizations for electronic payment processing accounts they provided to our Electronic payment processing segment from professional fees to electronic payment processing costs; previous financial results reflect this change.

As of January 1, 2008, we adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” to better value our Capco notes. By revaluing our assets and liabilities associated with the notes issued by our Capcos, we have endeavored to eliminate much of the non-cash effect the Capcos have on our operations that make unclear the performance of our operations. The adoption has resulted in a one-time, non-cash after-tax reduction in retained earnings of $14,327,000 and a one-time reduction of $9,551,000 in the deferred tax liability. This will reduce the future burden of non-cash Capco losses by better balancing the non-cash income from tax credits against the non-cash Capco interest expense. For 2008, the change has resulted in an $8,720,000 reduction of the Capco non-cash loss (income from tax credits less Capco interest expense and the amortization of prepaid Capco note insurance expense) from that for 2007. Because we chose to adopt a new rule, we have not restated previous financial results.

For the year ended December 31, 2008, we had a net loss of $10,463,000 on revenues of $98,885,000. Total revenues increased by $6,050,000, or 6.5%, from $92,835,000 for the year ended December 31, 2007 principally due to increased revenues in the Electronic payment processing and Web hosting segments, offset by decreases in revenues from our Small business finance and All other segments. The reduction in the net loss of $756,000 from the year ended 2007 reflects improvements in income from operations for the Electronic payment processing segment and Web hosting segment, a reduction in loss in the Capco segment from the adoption of SFAS 159, a reduction in losses in Corporate activities primarily from reduced expenses, offset by greater losses in the Small business finance and All other segments as compared to the same period for 2007, as well as impairments of goodwill of approximately $980,000 in 2008. The Electronic payment processing segment (“EPP”) benefited from improved sales offsetting a decreased gross margin percentage (EPP revenue less EPP cost) as well as the non-recurrence of a charge-back loss related to a single merchant in 2007. The decreased gross margin primarily occurred during the slowing of the economy in the second half of 2008 and will negatively impact profitability for the segment in 2009. The improved income in the Web hosting segment resulted from increased sales primarily in the first nine months of the year and the elimination of duplicative rent and electricity incurred in the 2007 period in connection with a move to a larger server facility. Overall, we believe that in 2009 the Company will enjoy both the full year benefit from the expense reductions made in 2008 as well as the continuing costs cutting efforts in 2009; salary and benefits expense is expected to decline by approximately $4,000,000 year over year.

In 2008 and relative to 2007, the Small business finance segment sold substantially fewer loans held for sale while experiencing a material decrease in the premium received and servicing income created upon NSBF’s sale of guaranteed portions of loans because of marketplace conditions resulting from the credit crisis. In addition, NSBF experienced an increase in the provision for loan loss as its borrowers suffered from the effects of the economic downturn. As a result of this, on September 30, 2008, NSBF failed to maintain the minimum Senior Charge Coverage Ratio (“SCCR”) specified in the GE line of credit and notified GE of the occurrence of an event of default under the agreement with GE (“Event of Default”). We use the GE line of credit to originate and fund the guaranteed and unguaranteed portions of loans held by NSBF. The Company guarantees up to $15 million of the advances on the line. As of December 31, 2008, we had approximately $22 million outstanding under the GE line of credit. Following the event of default, GE had the option of terminating the GE line of credit as to new advances, modifying its terms, or declaring all amounts outstanding under the GE line of credit to be immediately due and payable. Subsequently, GE notified us by letter dated November 19, 2008 that it was curtailing the maximum availability under this warehouse line from $50 million to $35 million. On December 11, 2008, we executed the Fourth Amendment to the GE line of credit making certain adjustments in the terms of the facility, including injecting additional capital into NSBF as well as GE decreasing the availability under the line by $1,000,000 each month effective February 1, 2009 as well as having the prior default waived. To date, GE has taken no other action to restrict NSBF from drawing further advances on the GE line of credit to meet commitments, but there can be no assurance that GE will continue to do so or that it will not take other actions as permitted by the GE line of credit. If GE were to take certain actions in respect of any future default, it may have a materially negative impact on our SBA lending business and the Company itself. The GE line of credit expires August 31, 2009. There can be no assurance that we will be able to renew our credit line with GE, or that we will be able to negotiate an alternate arrangement. Failure to obtain financing would have a material adverse effect on our business. See “Risk Factors – Risks Relating to our SBA Lending Business.” At this time, we have ceased originating new loans while waiting for credit markets to stabilize.

Finally, in June 2008 the insurer of our Wilshire Advisors, LLC Capco made its single scheduled cash payment to that Capco’s investor extinguishing its debt except for a small amount of tax credits to be delivered. As a result, both the Prepaid and structured insurance asset and the Notes payable liability on our Consolidated Balance Sheets were reduced by $3,810,000, the amount of the payment to the investor. As of June 30, 2008, the Company had voluntarily decertified Wilshire Advisors, LLC.

The Company’s reportable business segments are:

Electronic Payment Processing: Credit card and debit card processing, check conversion and ACH solutions for the small- and medium-sized business market.

Web Hosting: CrystalTech Web Hosting, Inc., d/b/a/ Newtek Technology Services, which offers shared and dedicated web hosting and related services to the small- and medium-sized business market.

Small Business Finance: Newtek Small Business Finance, Inc., a nationally licensed, U.S. Small Business Administration lender that originates, sells and services loans to qualifying small businesses, which are partially guaranteed by the SBA. Texas Whitestone Group performs the closing function for all SBA 7(a) loans underwritten by NSBF. CDS Business Services, Inc. (d/b/a Newtek Business Credit) provides financing services to businesses by purchasing their receivables at a discounted rate. In addition, the Company provides billing and accounts receivable maintenance services to businesses.

All Other: Includes results from businesses formed from Investments in Qualified Businesses made through Capco programs which cannot be aggregated with other operating segments.

Corporate Activities: Corporate implements business strategy, directs marketing, provides technology oversight and guidance, coordinates and integrates activities of the segments, contracts with alliance partners, acquirers customer opportunities, and owns our proprietary NewTracker™ referral system. Revenue and expenses not allocated to our other segments, including interest income, Capco management fee income and corporate operations expenses.

Capcos: Fifteen certified capital companies, which invest in small- and medium-sized businesses. They generate non-cash income from tax credits and non-cash interest and insurance expenses (with the adoption of SFAS 159, the amount of insurance expense reported for all Capcos but Wilshire Advisers, LLC has been eliminated starting with the quarter ended March 31, 2008).

Segment Results:

The results of the Company’s reportable segments are discussed below.

Electronic Payment Processing

(In thousands):	2008	2007	2006	% Change
				2008	2007
Revenue:
Electronic payment processing	$63,277	$54,775	$43,120	16%	27%
Interest income	79	194	130	(59)%	49%

Total revenue	63,356	54,969	43,250	15%	27%

Expenses:
Electronic payment processing costs	51,105	45,098	33,758	13%	34%
Interest	1	1	—	—%	—%
Salaries and benefits	3,968	3,897	3,491	2%	12%
Professional fees	328	371	255	(12)%	45%
Depreciation and amortization	2,729	1,961	1,463	39%	34%
Other general and administrative costs	887	1,009	975	(12)%	(3)%

Total expenses	59,018	52,337	39,942	13%	31%

Income from continuing operations before minority interest and benefit for income taxes	$4,338	$2,632	$3,308	65%	(20)%
Minority interest	—	—	(10)	—%	(100)%

Income from continuing operations before benefit for income taxes	$4,338	$2,632	$3,298	65%	(20)%

2008

Payment processing revenues increased $8,500,000 or 16% between periods principally due to organic revenue growth. Acquired portfolios contributed approximately 2% of the increase between years as the result of acquiring two merchant portfolios during 2007 and 2008. The remaining increase of 14% reflects organic revenue growth principally derived from an increase in the average number of merchants under contract between years of 13%. The average monthly processing volume per merchant increased 1% between years. The slight increase in the average monthly processing volume per merchant in 2008 reflects a combination of growth in sales volume from existing merchants and the year over year effect of the addition during the first half of 2007 of several higher than average processing volume merchants with such aforementioned increases partially offset by the effect of new merchants added in 2008 being smaller in terms of average monthly processing volumes. The overall increase in the average processing volume per merchant in 2008 occurred in months during the first half of 2008 with months in the latter half of 2008 experiencing year over year declines which we believe were primarily attributable to the recessionary economic environment in the United States.

Electronic payment processing costs increased $6,000,000 or 13% between years with 2% of the increase resulting from acquired portfolios. Organic electronic payment processing costs increased 11% between years. In 2007, a reserve for a charge-back loss related to one merchant in the amount of $1,800,000 was recorded as part of electronic payment processing costs. In 2008, $250,000 of such reserve was determined to no longer be required and was included as a reduction of merchant processing costs. If for comparison purposes the aforementioned provisions related to the charge-back loss were eliminated from electronic payment processing costs in both years, electronic payment processing costs increased 19% between years. The margin of revenues less electronic payment processing costs, excluding the effects of the charge-back loss provisions in both years, declined approximately 2% from 21% in 2007 to 19% in 2008. The decline in such margin is attributable to both lower fee levels charged to a number of new and existing merchants because of competitive pricing pressures and to increased residual percentages paid to some third-party sales referral sources.

Overall expenses including electronic payment processing costs increased $6,700,000 or 13% between years. Excluding depreciation and amortization and electronic payment processing costs, all other costs decreased 2% between years as the result of cost savings realized through a consolidation of sales offices during the periods and other cost reduction efforts. Depreciation and amortization expenses increased $800,000 between years. The increase in depreciation and amortization expense is partially due to an impairment charge of approximately $500,000 to reduce customer merchant intangibles related to a previously acquired portfolio of merchants to fair value and the acquisition of merchant portfolios between years.

Income before (provision) benefit for income taxes increased 65% or $1,706,000 to $4,338,000 for the year ended 2008 from $2,632,000 for the year ended 2007. The improvement in income came about as a result from the successful growth in electronic payment processing revenue and the non-recurrence of the reserve for the charge-back loss related to one merchant that occurred in 2007. The improved income also resulted from the Company’s ability to reduce non-electronic payment processing costs year over year.

2007

Payment processing revenues increased $11,700,000 or 27% between periods. Acquired portfolios contributed approximately 1% of the increase between years. Organic revenue growth of 26% reflected an increase in the average number of merchants between years of 15% with the remainder due to an increase in the average monthly processing volume per merchant. Although overall sales dollar processing volume increased 28% between years, the slightly lower growth rate in organic revenue between years reflected the addition of several higher than average processing volume merchants that were priced at lower fee levels and therefore produced less revenue relative to an average company merchant.

Electronic payment processing costs increased $11,300,000 or 34% between years with 1% of the increase resulting from acquired portfolios. Organic electronic payment processing costs increased 33% between years. In 2007, a reserve for a charge-back loss related to one merchant in the amount of $1,800,000 was recorded as part of electronic payment processing costs. If for comparison purposes the aforementioned $1,800,000 provision related to the charge-back loss were eliminated from electronic payment processing costs in 2007, electronic payment processing costs increased 28% between years. The margin of revenues less electronic payment processing costs, excluding the effect of the charge-back loss related provision in 2007, declined less than 1% year over year. A slightly higher rate of growth in electronic payment processing costs compared with related revenues in 2007 was due to the addition of several higher volume, lower margin merchants during the year.

Overall expenses including electronic payment processing costs increased $12,400,000 million or 31% between years. Excluding depreciation and amortization and electronic payment processing costs, all other costs increased 12% between years principally as a result of additional sales and customer service staffing to handle the growth in total merchants and processing volume between years. Depreciation and amortization expense increased by $500,000 due to the acquisition of merchant portfolios between years and an allocation to customer intangibles the cost of acquiring during 2006 a minority interest position in a subsidiary included as part of the segment.

Income before (provision) benefit for income taxes decreased 20% or $666,000 to $2,632,000 for the year ended 2007 from $3,298,000 for the year ended 2006. The decrease in income primarily reflected the reserve for a charge-back loss related to one merchant incurred in 2007.

Web Hosting

(In thousands):	2008	2007	2006	% Change
				2008	2007
Revenue:
Web hosting	$18,064	$16,089	$13,528	12%	19%
Interest income	24	29	52	(17)%	(44)%
Other income	—	119	30	(100)%	297%

Total revenue	18,088	16,237	13,610	11%	19%

Expenses:
Salaries and benefits	4,694	4,154	3,448	13%	20%
Interest	83	337	624	(75)%	(46)%
Professional fees	103	102	235	1%	(57)%
Depreciation and amortization	3,230	3,032	2,421	7%	25%
Other general and administrative costs	6,643	5,852	3,476	14%	68%

Total expenses	14,753	13,477	10,204	9%	32%

Income from continuing operations before provision for income taxes	$3,335	$2,760	$3,406	21%	(19)%

2008

The segment derives revenue primarily from monthly recurring fees from hosting websites. Web hosting revenue between periods increased $1,975,000, or 12%, to $18,064,000 for 2008 over 2007 due to organic growth of hosted websites. NTS utilized sales promotions and service and plan enhancements to help drive growth in sites and revenue. A change in pricing for the lowest priced shared plan increased revenue and profitability with little customer attrition. In addition, in 2008 NTS successfully launched a Microsoft Hyper-V web hosting plan, a new service offering that permits the creation of virtual dedicated web-sites.

The increase in revenue reflects an increase in the average number of total websites by 5,038 in 2008 as compared to 2007, or 8%, to 68,028 from 62,990 as well as an increase in average revenue per site of 4% to $265.54 from $255.42. Improvement in revenue per site primarily reflects the greater growth in dedicated sites in 2008 over 2007: the average number of dedicated websites, which generate a higher monthly fee versus shared websites, increased by 270 between periods, or 14%, to an average of 2,258 per month from an average of 1,988 per month for the year ended 2007 while the average number of shared websites increased 4,753, or 8%, to an average of 65,755 per month for the year ended 2008, from an average of 61,002 per month for the year ended 2007. This increase in sites occurred during the first three quarters of the year; total shared and dedicated site counts decreased in the fourth quarter of 2008. This change in trend reflects economic conditions in the fourth quarter of 2008, increased competition, a deliberate price increase by the hosting division to improve profitability of the lowest priced plans, and possibly the move of high-end shared users and low-end dedicated users to the new Hyper-V plan.

Total segment expenses increased at a slower rate than revenues year over year. The majority of the 9% or $1,276,000 increase in expenses between periods reflects an increase in other general and administrative costs of $791,000, an increase in salaries and benefits of $540,000, and an increase in depreciation and amortization of $198,000 offset by a decrease in interest expense of $254,000. Removing the interest expense component from total expenses results in a 12% rate of growth, which is equal to web site revenue growth. As a percent of sales, other general and administrative costs and salaries and benefits maintained the same margin as in 2007, while depreciation and amortization decreased. As described below, the rate of expense increase for 2008 over 2007 decreased substantially from that experienced in 2007 over 2006.

The increase in other general and administrative costs was primarily due to a $513,000 increase in rent and utilities reflecting NTS’s move to a larger datacenter location in the second half of 2007 with greater capacity to support its growing business. The Company believes that the new space should be sufficient to house growth beyond 2009. The increase in other general and administrative expenses included a $89,000 increase in additional software licenses required for additional servers, a $128,000 increase in marketing costs, $80,000 increase in credit card processing costs and a $7,000 increase in general office and other miscellaneous costs, offset partially by a $26,000 decrease in telephone and internet costs. Salaries and benefits increased $540,000, at a slightly higher rate than revenue growth, due to the addition of sales, marketing and customer service personnel to existing staff from the fourth quarter of 2007 into the first six months of 2008. The increase in salaries and benefits during this time frame was in anticipation of higher growth in sales than actually experienced. In line with the current growth trend and the cost cutting initiatives of the Company, management revised its staffing needs into the future and the Company believes that salaries and benefits should remain fairly stable into 2009. The $198,000 increase in depreciation and amortization was primarily due to capital expenditures between periods of approximately $2,046,000 for additional website hosting servers, data center infrastructure equipment and the acquisition of website software. The increase in operating expenses was offset, in part, by a $254,000 decrease in interest expense due to lower borrowings during 2008 and the repayment of the TICC note payable in the third quarter of 2007 which caused the 2007 interest expense to be burdened by a non-recurring charge associated with the write-off of the remaining $135,000 deferred financing costs relating to the TICC note.

Income before provision for income taxes increased 21% or $575,000 to $3,335,000 for the year ended 2008 from $2,760,000 for the year ended 2007. The improvement in profitability primarily resulted from increased web site plan sales utilizing more of the new datacenter; imbedded rent, utility and software licensing fees effectively contributed more revenue. Maintenance of current staffing levels in the third and fourth quarter of 2008 and the reduction in interest expense contributed to the improvement in income as well. As more of the new data center’s capacity continues to be utilized, profits and margins should continue to improve.

2007

Revenue increased by $2,627,000, or 19%, to $16,237,000 due to organic growth of hosted websites. In 2007, NTS improved website hosting performance for its customers by upgrading the architecture on its new servers to 64 bit from the previous 32 bit, introducing new dedicated plans offering Adobe ColdFusion™ for internet applications, offering new shared plans upgraded to .NET 3.5, and adding support for PHP 5 server scripting language to all shared plans. These service and plan enhancements were combined with promotions, including free setup fees and/or free additional months of service for new customers who prepay for a period of time ranging from two to 12 months, to help drive growth in sites and revenue during the year. The increase in revenue reflects that the year’s average of the month-end number of total websites increased 9,699 in 2007, to 62,990 from 53,291 in 2006. The average number of dedicated websites, which generate a higher monthly fee versus shared websites, increased by 474 in 2007, or 31%, to an average of 1,988 per month from an average of 1,514 per month in 2006. The average number of shared websites increased 9,224, or 18%, to an average of 61,002 per month in 2007, from an average of 51,778 per month in 2006.

The $3,273,000, or 32%, increase in expenses in 2007 as compared with 2006 was primarily due to a $706,000 increase in salaries and benefits, a $611,000 increase in depreciation and amortization, and a $2,376,000 increase in other general and administrative costs, offset, in part, by a $133,000 decrease in professional fees and a $287,000 decrease in interest expense due to lower borrowings and eventual pay off of debt from TICC during 2007. Other general and administrative costs increased primarily due to a $753,000 increase in additional software licenses required for additional servers, a $1,236,000 increase in rent and utilities due to the move of the primary office and the 2,000 square foot data center locations to larger spaces and due to the rental of temporary additional space for the overconsumption of space prior to the move of the data center location, a $181,000 increase in telephone and internet costs mainly due to the added expense of maintaining connectivity between the old and the new data center locations during the transition in order to keep continuity of service and ease of transition for the customers, a $93,000 increase in credit card processing costs, a $34,000 increase in marketing costs, and a $79,000 increase in general office and other administrative costs. Salaries and benefits increased due to additional personnel added to service the increased customer base. Depreciation and amortization increased due to capital expenditures of approximately $2,757,000 primarily for additional website hosting servers.

The income before provision for income taxes decreased 19% or $646,000 in 2007 as compared to 2006, primarily due to the added rent and electricity expense for the new 5,000 square foot data center location required for growing operations.

Small Business Finance

(In thousands):	2008	2007	2006	% Change
				2008	2007
Revenue:
Premium on loan sales	$474	$2,914	$3,023	(84)%	(4)%
Servicing fee	1,771	1,949	1,932	(9)%	1%
Interest income	2,644	3,541	3,791	(24)%	(7)%
Management fees	585	585	585	—	—
Other income	1,879	2,868	745	(34)%	285%

Total revenue	7,353	11,857	10,076	(38)%	18%

Expenses:
Salaries and benefits	4,296	4,519	3,658	(5)%	24%
Interest	2,107	2,514	2,701	(16)%	(7)%
Management fees	460	460	—	—	—
Professional fees	380	192	344	98%	(44)%
Depreciation and amortization	1,123	1,126	955	—%	11%
SFAS 142 goodwill impairment	774	—	—	—	—
Provision for loan loss	2,530	840	405	201%	107%
Other general and administrative costs	1,831	2,682	1,594	(32)%	68%

Total expenses	13,501	12,333	9,657	(9)%	28%

(Loss) income before (benefit) provision for income taxes	$(6,148)	$(476)	$419	1,192%	(214)%

2008

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

Premium on loan sales related to SBA loans decreased by $2,440,000 to $474,000 for the twelve months ended December 31, 2008 from $2,914,000 for the twelve month period ended December 31, 2007. The decrease in premium on loan sales resulted from a reduction in loan originations, reduction in guaranteed portion sales, and a reduction in guaranteed portion price premiums during 2008 directly attributable to price deterioration in the SBA secondary market. Beginning in the third quarter of 2008, premiums on guaranteed portions declined precipitously reflecting the extraordinary rise in LIBOR, the interest rate on which buyers price their purchases, against the decline in the Prime rate, the interest rate to which SBA loans are set: brokers quoted prices of 101% to 103% for guaranteed portions at the beginning of the fourth quarter of 2008, accelerating a downward trend that saw the Company recognize an average premium on loan sales of 106.7% for the twelve months ended December 31, 2008 compared with an average of 109.2% for the same period in 2007. Lack of premium reduced profitability and cash flow, resulting in NSBF defaulting on its credit line with GE in the fourth quarter of 2008. Although the Company was able to get GE to waive the default, the Company ceased the approval of new loan commitments and curtailed the sale of the guaranteed portions of loans until the markets stabilize and pricing returns to more favorable terms. The Company significantly reduced overhead during the 4th quarter of 2008 but continues to service its loan portfolio and maintains systems and personnel to resume lending once favorable terms return to the market. A direct result of the decision to restrict the sale of loans is the increase in the loans held for sale balance period over period. At December 31, 2008, the balance of loans held for sale was $6,133,000 as compared to a balance of $360,000 at December 31, 2007. In the twelve months ended December 31, 2008, the Company sold 57 guaranteed loans, aggregating $14,163,000 compared to 139 loans sold aggregating $34,277,000 in the same period for the prior year. Subsequent to year end and through March 13, 2009, the Company sold $4,500,000 of loans, all at par with an average 3.4% serving strip, to reduce outstanding indebtedness on its borrowing line.

The decrease in premium on loan sales also reflected the Company’s decision not to sell the unguaranteed portion of SBA loans in 2008. This was attributable to the significant reduction in market demand for the unguaranteed portion of SBA loans or loans classified as held for investment. The Company sold $2,855,000 of loans previously classified as held for investment, for aggregate proceeds of $2,986,000 during the twelve months ended December 31, 2007. The carrying value above the amounts sold, or $131,000, was recorded as premium on loan sales. Also, in connection with this sale and included in premium on loan sales was an additional $211,000, representing the allocated portion of the remaining discount recorded at the time of loan origination, for total premium recognized of $342,000.

Servicing fee income related to SBA loans decreased by $178,000 from $1,949,000 for the twelve months ended December 31, 2007 to $1,771,000 for the twelve month period ended December 31, 2008. This decrease was attributable to the decrease of the NSBF servicing portfolio year over year. The Company’s average portfolio on which servicing fee income is earned was $127,233,000 for the twelve months ended December 31, 2008 compared with $133,902,000 for the corresponding prior twelve month period. Over the same period, NSBF experienced a reduction in the servicing fee retained on the newly originated guaranteed portion of SBA loans sold at a premium from an average of 1.18% for the twelve months of 2007 to an average of 1.00%, the minimum allowed by the SBA, for the same period in 2008. This reduction in servicing fee percentages will continue to negatively impact servicing fee income in the future at current portfolio levels.

While the average outstanding portfolio decreased from $35,189,000 for the year ended December 31, 2007 to $34,998,000 for the year ended December 31, 2008, the decrease in interest income of $897,000 was due primarily to a decrease in the weighted average interest rate being charged to borrowers from 10.62% to 7.78% as a direct result of a decrease in the prime rate to which SBA loans are tied.

Other income decreased by $990,000 to $1,879,000 due to primarily to a decrease in revenue earned by NBC. For the twelve months ended December 31, 2008, NBC had revenue of $1,400,000 and purchased $18,432,000 of receivables from an average customer base of 34 compared to revenue of $2,118,000 on $21,171,000 of receivables purchased with an average customer base of 45 for the twelve months ended December 31, 2007. Additionally, in 2007 NSBF recorded a $161,000 recovery of a loan that was charged off several years ago, and $59,000 of income recognized in connection with the recovery of expenses associated with the sale of OREO properties.

Salaries and benefits decreased by $223,000 due primarily to staffing cutbacks and the restructuring of NSBF’s bonus program, both of which were completed during the fourth quarter of 2008. These were a result of the decision to cease loan originations due to the current business and economic conditions discussed above. Fourth quarter reductions should decrease salaries and benefits on a full year basis in 2009.

Professional fees for the twelve months ended December 31, 2008 increased by $188,000 primarily due to an increase in audit related and consulting expenses, which were offset by a reduction in NSBF and NBC contingent liabilities as a result of favorable legal settlements.

After deducting the amortization of deferred financing costs associated with the lines of credit held by NSBF and NBC of $631,000 for the twelve months ended December 31, 2008 and $511,000 for the twelve months ended December 31, 2007, interest expense decreased to $1,476,000 from $1,942,000 for the same periods, respectively. This decrease was attributable to a decrease in the prime lending rate on which the financing costs are based, to 5.09% from an average rate of 8.05% for the comparative periods, offset by an increase in the average amount borrowed. Additionally, the amortization of deferred financing costs was accelerated in 2008 by $111,000 as a result of the decrease in borrowing capacity under the GE line of credit. For the twelve months ended December 31, 2008, the average amount borrowed under the GE facility was $21,863,000 as compared to $18,985,000 during the same period in 2007.

The provision for loan losses increased by $1,690,000 to $2,530,000 for the twelve months ended December 31, 2008 from $840,000 for the corresponding prior period. The average reserve as a percent of the NSBF portfolio increased from 7.04% to 10.91%, reflecting management’s outlook for the 2009 economy and net charge-offs increased from $1,001,000 to $1,347,000 for the years ended December 31, 2007 and 2008, respectively. The average non-performing portfolio increased from $5,637,000 to $5,778,000, and as a percent of the overall portfolio, increased from 16.1% to 16.8% for the years ended December 31, 2007 and 2008, respectively. This increase in nonperforming loans is attributable to the slowing economy as well as the portfolio being more seasoned and as a result higher non-performing percentages are expected as compared with earlier years. Consideration in arriving at the provision for loan loss included past and current loss experience, current portfolio composition and the evaluation of real estate collateral as well as current economic conditions.

Although management has implemented significant cost saving measures as well as brought in new management to increase business at NBC, such initiatives have not yet materialized to a significant level to support the goodwill recorded at the time of acquisition. As such, we recorded a write-down of $774,000 of the goodwill in 2008.

The decrease in other general and administrative costs is primarily attributable to NSBF recording a recovery of $380,000 in the servicing asset valuation allowance as a result of an increase to the fair market value of certain servicing rights for the twelve months ended December 31, 2008. This increase is attributable to a reduction in loan prepayment rates that off-set an increase in the default rate and the discount rate used to calculate the servicing asset fair market value: the servicing portfolio is expected to last longer and therefore pay more servicing fees over its life. The servicing asset will continue to be examined periodically, and may fluctuate in future periods based on loan performance and interest rates. Conversely, the servicing asset was written down by $119,000 during the prior twelve months, resulting in a net change of $499,000 between periods. Office related expenses decreased during the twelve months ended December 31, 2008 as compared to the same period in 2007. Additional office related expenses were incurred during the first three months of 2007 associated with the Company’s move. Additionally, significant cost savings measures were implemented at NBC throughout the latter half of 2007 and 2008. Such measures resulted in a reduction in general and administrative costs period over period of $234,000.

The $5,672,000 increase in loss for the respective twelve month periods primarily resulted from the reduction in premium, interest and other income, and an increase in provision for loan losses at NSBF. The remainder reflected losses at NBC due to the drop in revenue as well as the impairment of goodwill that was only partially offset by a reduction in expenses.

2007

Revenue increased by $1,781,000 in 2007 as compared to 2006, primarily due to the consolidation of NBC, which was consolidated with the Company beginning January 2007 and generated $2,166,000 of other income for the period.

The decrease in premium income primarily reflects NSBF’s decision to sell fewer of its loans held for investment in 2007 than in 2006. In the year ended December 31, 2007, NSBF sold $2,855,000 loans previously classified as held for investment for aggregate proceeds of $2,986,000 while in 2006 the Company sold $7,324,000 of loans previously classified as held for investment for aggregate proceeds of $7,650,000. The 2007 sales resulted in total premium recognized of $342,000 consisting of the received value above the carrying amount sold of $131,000 plus $211,000, representing the allocated portion of the remaining discount recorded at the time of loan origination. The 2006 sales resulted in total premium recognized of $682,000 consisting of the received value above the carrying amount sold of $326,000 plus $356,000 representing the allocated portion of the remaining discount recorded at the time of loan origination. The net change of the foregoing resulted in a decrease of $339,000 in premium income between periods.

The decrease in premium income recognized on the sale of loans previously classified as held for investment was partially offset by the $227,000 increase in premium income from the sale of guaranteed portions of loans to $2,570,000 in 2007 from $2,343,000 in 2006. The increase resulted from NSBF selling approximately $4,800,000 more in guaranteed portions of loans in the year ended December 31, 2007, for a total of $34,277,000, as compared to $29,532,000 guaranteed portions of loans sold in the prior year. The increase in sale volume was offset by a decrease in the percentage of premium recognized on the sales; beginning in the third quarter of 2007 NSBF experienced a material reduction in the pricing of the guaranteed portion of SBA loans due to market conditions. The Company recognized an average premium on sale of 109.9% for 2006 and the first half of 2007 as compared with an average of 108.3% for the second half of 2007.

Interest income decreased by $250,000 due to a slight decrease in the weighted average Prime rate for 2007 as compared with 2006 as well as a $3,000,000 average decrease in performing loan balances year over year. Such decrease in the performing portfolio is attributable to normal amortization as well as $7,324,000 of unguaranteed loan sales in June and August, 2006 and $2,855,000 of unguaranteed loan sales in June and December 2007, offset by new loans booked in 2007.

The increase in servicing fee income related to SBA loans was attributable to the Company recognizing $210,000 associated with the servicing of an SBA portfolio for a savings bank in New York. This increase was partially offset as a result of a decrease in the NSBF servicing portfolio year over year. The average NSBF portfolio for the year ended December 31, 2007 was $133,900,000 compared with $144,900,000 for the year ended December 31, 2006. Beginning in the third quarter of 2007, NSBF experienced a reduction in the servicing retained on the guaranteed portion of SBA loans sold from an average of 1.23% for the first half of 2007 to an average of 1.00%, the minimum allowed by the SBA, for the second half of 2007.

Other income increased by $2,123,000 to $2,868,000 for the year ended December 31, 2007 from $745,000 for the year ended December 31, 2006 due primarily to the consolidation of NBC. For the twelve months ended December 31, 2007, NBC had revenue of $2,166,000.

Expenses increased by $2,676,000 in 2007 as compared to 2006, primarily due to the consolidation of NBC, which was consolidated with the Company beginning January 2007. Increases in salaries and benefits of $1,177,000, interest expense of $252,000, and other expenses of $758,000 were directly related to this acquisition.

Salaries and benefits increased by $861,000 in 2007 as compared with the prior year. The increase, which was due entirely to the NBC acquisition, was partially offset by the allocation of shared personnel to other segments and reduction in average headcount of one employee year over year.

After deducting the amortization of deferred financing costs associated with the lines of credit held by NSBF and NBC of $511,000 for the twelve months ended December 31, 2007 and NSBF of $608,000 for the twelve months ended December 31, 2006, interest expense decreased by $90,000 to $2,003,000 for the year ended December 31, 2007 from $2,093,000 for the same period in 2006. This decrease was attributable to the average outstanding balance under NSBF’s credit facility with GE decreasing. For the year ended December 31, 2007, the average outstanding balance was $19,100,000 as compared with $21,100,000 for the year ended December 31, 2006. Additionally, as a result of the second amendment of the Company’s credit facility entered into in December

2006, the interest rate was decreased by 25 basis points and as a result of reducing the overall line from $75,000,000 to $50,000,000, the fees being charged to the unused portion of the line decreased as well. These decreases were offset by the inclusion of $204,000 in interest expense in 2007 related to the consolidation of NBC and its outstanding line of credit balance with Wells Fargo and other lenders prior to Wells Fargo.

Professional fees decreased by $152,000 due to a reduction in audit, tax and legal accruals.

Provision for loan losses increased by $435,000 from $405,000 in 2006 to $840,000 in 2007 as a result of an increase in charge-offs as well as an increase in the average non-performing portfolio from $4,507,000 for the year ended December 31, 2006 to $5,637,000 for the year ended December 31, 2007. This increase in nonperforming loans is attributable to the portfolio being more seasoned, and as a result higher non-performing percentages were expected versus the earlier years.

In addition to the costs associated with the NBC consolidation, the increase of $1,088,000 in other expenses was attributable to maintaining the Company’s interests in other real estate owned (“OREO”) property. Specifically, in 2007 the Company operated an increased number of businesses and properties, through receiverships, that were connected with the OREO property whereby in 2006, a majority of the business associated with the properties held in OREO were already closed at foreclosure. To the extent these costs were greater than the expected proceeds from the sale of OREO as well as any decrease in the fair market value of such property, the Company incurred total write downs of OREO in the year ended December 31, 2007 of $252,000 as compared with $12,000 in 2006.

Capcos

(In thousands):	2008	2007	2006	% Change
				2008	2007
Revenue:
Income from tax credits	$7,988	$5,314	$15,607	50%	(66)%
Interest income	404	967	1,319	(58)%	(27)%
Other income	151	196	225	(23)%	(13)%

Total revenue	8,543	6,477	17,151	(32)%	(62)%

Expenses:
Salaries and benefits	—	29	107	(100)%	(73)%
Interest expense	8,646	11,836	13,554	(27)%	(13)%
Management fees	5,902	4,061	4,955	45%	(18)%
Professional fees	642	665	726	(3)%	(8)%
Insurance	15	2,959	2,969	(99)%	0%
FAS 142 goodwill impairment	207	—	—	—	—
Other than temporary decline in value of investment	50	—	—	—	—
Depreciation and amortization	44	40	26	10%	54%
Other general and administrative costs	310	456	304	(32)%	50%

Total expenses	15,816	20,046	22,641	(21)%	(11)%

Loss from continuing operations before fair market value adjustment, minority interest, benefit for income taxes and discontinued operations	(7,273)	(13,569)	(5,490)	(46)%	147%
Net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash	(8)	—	—	—	—
Minority interest	555	439	442	26%	(1)%

Loss from continuing operations before benefit for income taxes and discontinued operations	$(6,726)	$(13,130)	$(5,048)	(49)%	160%

2008

As described above and in Note 3 to the consolidated financial statements, effective January 1, 2008, the Company adopted SFAS 157 concurrent with its adoption of SFAS 159 for substantially all credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance. These are the financial assets and liability associated with the Company’s Capco notes that are reported within the Company’s Capco segment. The table above reflects the effects of the adoption of fair value measurement on the income and expense items (income from tax credits, interest expense and insurance expense) related to the revalued financial assets and liability for the year ended 2008. In addition, the net change to the revalued financial assets and liability for the year ended December 31, 2008 is reported in the line “Net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash”. The results for 2007 reflect the previous use of cost basis accounting for these assets and liabilities.

Revenue is derived primarily from non-cash income from tax credits. The increase in revenue for 2008 versus 2007 reflects the effect of the higher interest rate used under fair value accounting than that previously used under cost basis accounting. The amount of future revenue will fluctuate with future interest rates. However, over future periods, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense. Management fees increased 45%, or $1,841,000, to $5,902,000 for the year ended 2008 from $4,061,000 for the prior year. The net increase was primarily due to the payment of owed but non-accrued management fees from one Capco totaling approximately $1,982,000, offset, in part, by a decline in management fees from two Capcos totaling $141,000 during 2008. Management fees, which are eliminated upon consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. For the year ended 2007, the amortization of the prepaid insurance purchased at the funding date was a major expense component. The revaluation of the notes payable in credits in lieu of cash on January 1, 2008 at a lower interest rate reflecting the risk in the security (as more fully described in Note 3 to the consolidated financial statements) resulted in an increase in the liability and a commensurate substantial decrease in the interest expense compared to that under the cost basis of accounting. Because the liability now imbeds the value of the prepaid insurance, the prepaid insurance asset and its amortization have been reduced to zero.

For the year ended 2008, adoption of SFAS 159 resulted in a $8,720,000 reduction of the net non-cash loss (calculated by subtracting interest expense and amortization of prepaid insurance, from net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash and income from tax credits) to $681,000 from that of $9,401,000 for the year ended 2007, which was calculated on a cost basis.

Because the Company does not anticipate creating any new Capcos in the foreseeable future, the Capco segment will continue to incur losses going forward. The Capcos will continue to earn cash investment income on their cash balances and incur cash management fees and operating expenses. The amount of cash available for investment and to pay management fees will be primarily dependent upon future returns generated from investments in qualified businesses. Income from tax credits will consist solely of accretion of the discounted value of the declining dollar amount of tax credits the Capcos will receive in the future; the Capcos will continue to incur non-cash interest expense.

2007

Revenue is derived primarily from non-cash income from tax credits recorded when a Capco achieves defined investment percentage thresholds and from accretion of income from tax credits between the time the thresholds are achieved and the tax credits are utilized by the certified investor. Income from tax credits for the years ended December 31, 2007 and 2006 is as follows:

(In thousands):	2007	2006
From accretion of income from thresholds	$5,314	$5,139
From investment percentage thresholds	—	10,468

Total	$5,314	$15,607

Expenses consist primarily of non-cash accretion of interest expense and the amortization of the prepaid insurance purchased at the funding date. Expenses for the years ended 2007 and 2006 are as follows:

(In thousands):	2007	2006
Accretion of interest expense	$11,756	$12,981

Amortization of prepaid insurance	2,959	2,966

Total	$14,715	$15,947

In summary, the non-cash (loss) income which is represented by the income from tax credits, less interest expense and amortization of prepaid insurance, for the years ended 2007 and 2006 are as follows:

(In thousands):	2007	2006
Non-cash (loss) income	$(9,401)	$(340)

In addition, other interest expense relating to notes payable to AI Credit Companies (“AI Credit”), a provider of insurance premium financing to the Capcos, totaling $182,000 and $713,000 was incurred in the years ended December 31, 2007 and 2006, respectively. Management fees, which were payable to Newtek and included as revenue in the corporate activities segment, totaled $4,061,000 and $4,955,000 for the years ended 2007 and 2006, respectively. If a Capco does not have current or projected cash sufficient to pay management fees, then they are not accrued. Management fee expense will continue to decline over the next five years. Although management fee expense is included in the Capco segment and management fee revenue is included in the Corporate activities segment, it is eliminated on consolidation.

All Other

(In thousands):	2008	2007	2006	% Change
				2008	2007
Revenue:
Interest income	$159	$657	$758	(76)%	(13)%
Insurance commissions	1,034	899	927	15%	(3)%
Other income	882	2,207	2,841	(60)%	(22)%

Total revenue	2,075	3,763	4,526	(45)%	(17)%

Expenses:
Salaries and benefits	2,571	2,315	2,280	11%	2%
Professional fees	323	555	903	(42)%	(39)%
Depreciation and amortization	95	180	271	(47)%	(34)%
Other general and administrative costs	1,081	970	1,493	11%	(35)%

Total expenses	4,070	4,020	4,947	1%	(19)%

Loss from continuing operations before minority interest, benefit for income taxes and discontinued operations	(1,995)	(257)	(421)	676%	(39)%
Minority interest	1	(24)	3	104%	(900)%

Loss from continuing operations before benefit for income taxes and discontinued operations	$(1,994)	$(281)	$(418)	610%	(33)%

The All Other segment includes revenues and expense primarily from qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments. As described above, certain entities previously consolidated with the All Other segment were transferred to the Small business finance segment. The table above reflects those changes for the years ended December 31, 2008, 2007 and 2006.

2008

Revenue decreased $1,688,000, or 45% to $2,075,000 for the year ended 2008, from $3,763,000 in the prior year. The decrease consists primarily of a $1,326,000 reduction in other income which was due to greater gains on the sale/recoveries of investments in qualified businesses totaling $252,000 for year ended 2008 versus $1,469,000 in 2007. Interest income decreased by $498,000 as a result of a decrease in cash and cash equivalents as well as declining interest rates during the year ended 2008 as compared to the prior year.

Salaries and benefits increased by $256,000, or 11% to $2,571,000 for the year ended 2008, as compared to $2,315,000 for 2007, primarily due to the increased expense associated with additional customer service and sales staff for the insurance agency and Texas investments in a customer support and call center. The Company expects salaries and benefits to decline into 2009 as the

Company continues to implement cost-cutting measures to bring expenses in-line with expected sales growth. Professional fees declined by $232,000, or 42% to $323,000 for year ended 2008 primarily due to the one-time reversal of approximately $150,000 in Newtek Insurance Agency broker commissions related to a book of business from prior to 2005. Other general administrative costs increased by $111,000, or 11% to $1,081,000 for the year ended 2008, as compared to $970,000 for 2007, primarily due to a write down of a $140,000 debt investment deemed impaired.

Loss before minority interest and benefit for income taxes increased by $1,738,000 in 2008 as compared with 2007 primarily due to the decrease in total revenue of $1,688,000 and the increase in total expenses of $50,000 from 2007 to 2008.

2007

Revenue decreased $763,000, or 17% to $3,763,000 for the year ended 2007 from $4,526,000 in 2006. The decrease consisted primarily of a $633,000 reduction in other income which was due to a gain on a sale and recoveries of investments in qualified businesses of $1,112,000, and earnings on an equity investment of $357,000 during 2007, as compared to a one-time gain on the sale of an investment of $1,706,000 and equity earnings on an investment of $128,000 during 2006. The Company also had a reduction in insurance commissions of approximately $28,000 in 2007. Interest income decreased by $101,000 as a result of a decrease in cash and cash equivalents as well as declining interest rates during the year ended 2007 as compared to 2006.

Salaries and benefits increased by $35,000, or 2% to $2,315,000 for the year ended 2007 as compared to $2,280,000 for 2006, primarily due to the increased expense associated with additional customer service and sales staff for the insurance agency and Texas investments in a customer support and call center. Professional fees and Other general and administrative costs declined by $348,000, or 39% and $523,000, or 35% for year ended 2007, respectively, compared with 2006 primarily due to a reduction of expenses incurred in 2006 from Where Eagles Fly, a Washington D.C. Capco investment in a theatrical play that ran in 2006 only.

Loss before benefit for income taxes decreased by $137,000 in 2007 as compared with 2006 primarily due to the reduction in total expenses of $927,000 offset in part by a decrease in total revenue of $763,000 from 2006 to 2007.

Corporate activities

(In thousands):	2008	2007	2006	% Change
				2008	2007
Revenue:
Management fees	$5,777	$3,936	$4,369	47%	(10)%
Interest income	44	109	134	(60)%	(19)%
Other income	10	7	4	43%	75%

Total revenue	5,831	4,052	4,507	44%	(10)%

Expenses:
Salaries and benefits	6,362	7,378	3,884	(14)%	90%
Interest	49	116	145	(58)%	(20)%
Professional fees	1,633	1,885	2,467	(13)%	(24)%
Depreciation and amortization	371	260	178	43%	46%
Other general and administrative costs	2,734	3,022	2,699	(10)%	12%

Total expenses	11,149	12,661	9,373	(12)%	35%

Loss from continuing operations before (provision) for income taxes and discontinued operations	$(5,318)	$(8,609)	$(4,866)	(38)%	77%

2008

Revenue is derived primarily from management fees earned from the Capcos, which may equal up to 2.5% of certified capital. Management fee revenue increased 47%, or $1,841,000, to $5,777,000 for the year ended 2008 from $3,936,000 for the year ended 2007. The net increase was primarily due to the recovery of management fees from two Capcos totaling approximately $1,982,000 during the year ended 2008, offset by a decline in management fees from two Capcos totaling $141,000 during the same period. Management fees, which are eliminated upon consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not accrued. Interest income declined 60% from the prior year, or $65,000, to $44,000 for the year ended 2008 from $109,000 reflecting a reduction in interest income on cash investments due to a decrease in both the rate of interest received on the investments and the amount of cash on hand.

Expenses declined $1,512,000, or 12%, during the year ended 2008 from the prior year. As a result of the Company’s cost cutting initiatives, salaries and benefits decreased $1,016,000 or 14%, professional fees decreased $252,000 or 14% and other general and administrative costs decreased $288,000 or 10% as compared to the prior year. Due to continuing cost cutting initiatives primarily through personnel reductions, the Company expects salaries and benefits and other general and administrative costs to continue to decline from its current level into 2009. The Company does not believe that the reductions will impact the management of the Company’s businesses.

2007

Revenue is derived primarily from management fees earned from the Capcos, which amount to 2.5% of certified capital. Management fee revenue decreased 10%, or $433,000, to $3,936,000 for the year ended 2007 from $4,369,000 for the year ended 2006. The decrease in management fee revenue of $433,000 for the year ended 2007 as compared to 2006 is due primarily to a reduction in management fees being accrued for two New York Capcos totaling $525,000 and the Wisconsin Capco of $208,000, and the reversal of the Wisconsin Capco’s management fees for the first two quarters of 2007 totaling $208,000, offset in part by management fees being accrued in 2007 for the first time from one of our subsidiaries totaling $460,000 for the year.

The $3,288,000 increase in expenses in 2007 as compared to 2006 was primarily due to a $3,494,000 increase in salaries and benefits, a $323,000 increase in other general and administrative costs which includes $106,000 of expenses related to the consolidation of our New York City offices, offset, in part, by a $582,000 decrease in professional expenses.

The increase in salaries and benefits was primarily a result of the Company consolidating its marketing and sales staff from its subsidiaries to the holding company to implement corporate strategy, an additional cost of approximately $1,050,000, and the addition of employees to the accounting, finance, IT and human resource departments. Increases in accounting staff costs were offset by the decrease in professional fees for audit services of approximately $433,000 as a result of our auditing firm change during 2006 as well as a reduction of $229,000 for consultants brought in to assist the accounting and finance department in 2006 that were not rehired in 2007. Professional fees were increased by $137,000 for Sarbanes-Oxley 404 work provided by an outside party to the Company.

Liquidity and Capital Resources

Newtek historically obtained long-term financing to fund its investments and operations primarily through the issuance of notes to insurance companies through the Capco programs. Through December 31, 2008, Newtek has received in the aggregate $235,718,000 in proceeds from the issuance of long-term debt, Capco warrants, and Newtek common shares through the Capco programs. Newtek’s Capcos last issued notes in 2005 and the Company does not anticipate participating in future Capco programs. In 2004, Newtek raised $20,762,000 (net of related offering costs) in a secondary public offering. Newtek’s principal funding requirements have been to purchase Coverage A insurance policies ($124,065,000) and Coverage B Capco insurance policies ($28,060,000) related to the notes issued to the insurance companies, the acquisitions of NTS and Newtek Insurance Agency, formerly Vistar (both of which totaled $9,836,000), investments in Capco qualified businesses, and working capital needs resulting from operating and business development activities of its consolidated operating entities.

Cash requirements and liquidity needs over the next twelve months are anticipated to be funded primarily through operating results and available cash and cash equivalents. The Company also has the capacity to borrow from the $10 million Capital One line of credit through NTS for working capital needs and acquisitions. The Small business finance segment depends on outside funding sources to finance loan origination and receivable purchases. The SBA lending unit funds its cash requirements and liquidity needs through available cash and cash equivalents but primarily utilizes the $35 million GE line of credit to originate and warehouse the guaranteed and unguaranteed portion of SBA loans. The GE Line of Credit is in place until August 31, 2009 and there can be no assurance that the Company will be able to renew the Credit Line with GE or that it will be able to negotiate an alternate arrangement. Failure to obtain financing would have a material adverse effect on our business. See “Risk Factors – Risks Relating to our SBA Lending Business” and “Liquidity Risk” for a fuller discussion of the GE Line of Credit. The receivables financing unit utilizes the $10 million Wells Fargo line of credit to purchase receivables. There are no cross covenants or collateralization under any of the above lending facilities. The availability of the lending facilities is subject to the compliance with certain covenants and in addition, for the GE and Wells Fargo lines, the amount of collateral and collateral requirements, as set forth in the agreements. The Company guarantees the lines of credit for the subsidiaries: Capital One for the amount borrowed, GE up to $15 million, and Wells Fargo up to $800,000. As of December 31, 2008, the Company’s unused sources of liquidity consisted of $16,852,000 in unrestricted cash and cash equivalents, and $7,500,000, $1,727,000 and $48,000 available through the Capital One, GE, and Wells Fargo lines of credit, respectively.

Restricted cash totaling $8,366,000, which is primarily held in the Capcos, can be used in managing and operating the Capcos, making qualified investments, to repay debt obligations and for the payment of income taxes.

In summary, Newtek generated and used cash as follows:

	For the Years Ended December 31,
	2008	2007	2006
Net cash (used in) provided by operating activities	$(9,540)	$(2,007)	$1,881

Net cash (used in) provided by investing activities	(1,530)	1,823	18,408
Net cash provided by (used in) financing activities	2,550	(1,129)	(17,544)

Net (decrease) increase in cash and cash equivalents	(8,520)	(1,313)	2,745

Cash and cash equivalents, beginning of year	25,372	26,685	23,940

Cash and cash equivalents, end of year	$16,852	$25,372	$26,685

Net cash flows used in operating activities increased $7,533,000 to $9,540,000 for the year ended December 31, 2008 compared to $2,077,000 for the year ended December 31, 2007, primarily due to our Small business finance segment’s operations. Originations of Loans held for sale used $5,773,000 of cash for the year ended December 31, 2008 as compared to providing $1,426,000 for the same period last year. Our lender derives liquidity and profits from selling guaranteed portions of its SBA 7(a) loan originations. Our recent bids for the guaranteed portion of our loans have materially decreased from prior periods as the market for such portions became constrained during the credit crisis. This decrease in pricing and the decision to temporarily retain Loans held for sale has had a material impact on the SBA lender and the Company’s operating cash flows.

Net cash (used in) provided by operating activities adds back a non-cash expense “Provision for loan losses” primarily related to the operation of the Company’s Small business finance segment. Although Newtek does not pay out this expense in cash, the expense does represent impairment to income generating assets and a potential reduction in future cash flows. For the year ended December 31, 2008, Provision for loan losses increased $1,690,000 to $2,530,000 from $840,000 for 2007 reflecting the effect a weakening economy had on the performance of our borrowers. Newtek believes its loan loss reserves, which are evaluated monthly on a loan-by-loan basis, along with its collateral monitoring practices, are adequate. Newtek recognizes that the declining prices occurring nationally in the residential real estate and commercial property markets will diminish the collateral backing its loans. Generally, loans within the portfolio are typically repaid by the business’ cash flow and secured by business collateral and personal assets of the business owner and/or guarantors as well as commercial real estate and may also include residential real estate as supplemental collateral. For SBA loans, Newtek follows the SBA standard operating procedure with respect to obtaining collateral on our loans. This typically includes all business assets and frequently includes personal assets of the owners and/or guarantors.

Net cash flows (used in) provided by investing activities primarily includes the purchase of fixed assets and customer accounts, activity regarding the unguaranteed portions of SBA loans, changes in restricted cash and activities involving investments in qualified businesses. Net cash flows (used in) provided by investing activities decreased by $3,353,000 to a use of $(1,530,000) for the year ended December 31, 2008 compared to cash provided of $1,823,000 for the year ended December 31, 2007. The decline was due primarily to a greater number of qualified investments made during 2008, $(3,504,000) , versus 2007, $(1,612,000), offset by a lesser return from qualified investments in 2008, $2,932,000, as compared to the return of $5,209,000 in 2007; an overall increase in use of cash of $(4,169,000). Cash use was reduced by the reduction in purchases of fixed assets and customer merchant accounts of $2,897,000 to $(3,497,000) for the year ended December 31, 2008, from $(6,394,000) for the year ended December 31, 2007 as the Company elected to purchase fewer merchant portfolios. Proceeds from sales of an asset held for sale and U.S. Treasury Notes provided cash of $0 in 2008 versus $6,614,000 in 2007 offset by $4,444,000 provided by the change in restricted cash in 2008 versus a use of $(1,492,000) in 2007.

The $3,179,000 reduction in the amount of SBA loans originated for investment from $(10,324,000) in 2007 to $(7,145,000) in 2008 was offset by the decline in payments received on SBA loans to $4,796,000 in 2008 from $6,006,000 in 2007. In addition, proceeds from the sale of SBA loans held for investment declined $2,494,000 to $644,000 from $3,318,000 as the pricing for the un-guaranteed portions became less attractive as the markets for financial assets deteriorated during 2008. Although from time-to-time we may sell the unguaranteed portion of our loans, we do not traditionally depend on such sales to fund our operations. However, should we be required to sell unguaranteed portions to reduce or extinguish the GE Line of Credit, continued poor pricing could adversely affect our lender. Overall, SBA loans held for investment used $(525,000) more cash in 2008 than 2007, a use of $(1,705,000) versus ($1,180,000).

Net cash flows provided by (used in) financing activities primarily includes repayments on notes payable (AI Credit, the proceeds of which were used to finance Capco activities; TICC, which were funds borrowed by CrystalTech Web Hosting, Inc., and paid off in full in 2007), and the net borrowings (repayments) on bank notes payable to Capital One, Wells Fargo, and GE. Net cash flows provided by (used in) financing activities increased by $3,679,000 to $2,550,000 for the year ended December 31, 2008 from $(1,129,000) for the year ended December 31, 2007. The primary reason for the increase was the net cash provided by a $5,771,000 net change in the amount of net borrowings (repayments) of notes payable between 2007 and 2008 offset by the non-recurrence of the $2,050,000 reduction in restricted cash in NBC for the year ended December 31, 2007.

The $(8,520,000) decrease in cash and cash equivalents in 2008 primarily reflects a use of cash to fund asset purchases such as SBA loans, web hosting equipment, and customer merchant accounts, and, secondarily, operating expenses and tax payments. The Company’s decision to temporarily cease loan originations and implementation of cost cutting initiatives, particularly those in the Corporate segment, should reduce the Company’s need to use cash on hand to fund operations in the future. However, as described below, material changes to our SBA lender could adversely affect our cash position.

Liquidity Risk

The Company believes that its cash and cash equivalents and anticipated cash flow from operations will provide sufficient liquidity to meet its short- and long-term operating and capital needs except as described below. Given the current state of the debt and equity markets and the Company’s low stock price, the Company’s ability to access private and public debt and equity markets has been diminished. The cost of issuing equity, common or preferred, if possible, would be expensive to the Company’s current common shareholders, either by dilution, reduced future cash flows, or both. There can be no assurance that the Company could enter the short- or long-term debt markets to meet its funding needs if required.

A failure of a Capco insurer, which is primarily liable for the repayment of the remaining Capco debt cash payments of $70,450,000, all due in 2009, would require the Capcos to assume this cash repayment obligation of the notes. Management has determined that the likelihood of the Capcos becoming primarily liable for a material portion of this debt due to the failure of the insurers, which are subsidiaries of The American International Group, Inc. (“AIG”) and are currently rated as “A+, negative watch” for financial strength by Standard & Poor’s, is remote. The parent company, AIG, has not agreed to guarantee the obligations of the subsidiary insurers, but it has provided written assurance that, in the event a Capco insurer experiences a downgrade in its credit rating, it will transfer the policy obligations to a stronger affiliate, if possible. If the AIG subsidiaries failed to pay the $16,666,000 owed for the Company’s Wisconsin Capco due in October, then the Company might have to sell or finance its Electronic payment processing company to make up the shortfall.

Management of Newtek expects to have three basic working capital requirements in the near-term. These are:

•	working capital needed for the SBA lender;

•	working capital for operating our current businesses;

•	working capital required for parent company operations.

The Company primarily relies on outside funding sources to finance the operations of its Small business finance segment. The loss of these lines of credit would materially impact these businesses; in such circumstances they might have to liquidate assets to pay off the lines of credit and substantially reduce their operations. Given current conditions in the market for financial assets, no assurance can be given that the amounts resulting from liquidation of their assets would be sufficient to pay off the line amounts. In particular, there can be no assurance that the Company will be able to replace or renew the Credit Line with GE, in place until August, 2009 and more fully described below. Failure to obtain financing would have a material adverse effect on our business. See “Risk Factors – Risks Relating to our SBA Lending Business.” The Company recently successfully negotiated the extension of NBC’s credit facility.

In September 2005, NSBF closed a three year, $75,000,000 senior revolving loan transaction with General Electric Capital Corp. (“GE”). This facility is primarily utilized to originate and warehouse the guaranteed and unguaranteed portions of loans under the SBA 7(a) loan program and for other working capital purposes. In December 2008, NSBF entered into a Fourth Amendment, Consent and Waiver to the Credit Agreement which made certain changes to the terms of the warehouse lending facility provided to NSBF. These changes included decreasing the line to $35,000,000 with a reduction of $1,000,000 every month thereafter commencing on February 1, 2009 through the termination date, a reduction of the advance rate on the guaranteed portions of SBA 7(a) loans, increasing the interest rate immediately to the three month LIBOR plus 400 basis points or the Prime Rate plus 200 basis points, whichever is higher, with an increase of an additional 25 basis points on January 1, 2009 and each quarter thereafter. Additionally, a default in one of the financial covenants of the Credit Agreement as of September 30, 2008 was waived in connection with the execution of the Fourth Amendment. As of December 31, 2008, NSBF had $21,513,000 outstanding on the line of credit. The line is collateralized by the unguaranteed portions and the guaranteed portions of the held-for-sale portion of the SBA loans receivable made by NSBF in addition to all assets of NSBF. The interest rate at December 31, 2008 was 5.25%. Interest on the line is payable monthly in arrears. Through December 31, 2008, NSBF had capitalized $2,036,000 of deferred financing costs attributable to the GE facility, which is included in other assets in the accompanying consolidated balance sheet. The agreement includes such financial covenants as minimum capital base thresholds, senior-charge ratios, limitations on capital expenditures and charge-offs, in addition to loan loss reserve requirements.

In February 2007, NBC closed a two year $10,000,000 line of credit with Wells Fargo. In October 2008, NBC entered into a Second Amendment to its Credit and Security Agreement with Wells Fargo that extends the $10,000,000 facility by three years to February 2012. This facility will be used to purchase receivables and for other working capital purposes. As of December 31, 2008, NBC had $1,984,000 outstanding under the line of credit. The interest rate is set at 7.50% or Prime plus 2.50%, whichever is higher, with interest on the line being paid monthly in arrears and on a minimum outstanding line balance of $2,000,000. Under the Second Amendment, once NBC exceeds $2,000,000 outstanding under the line of credit, Wells Fargo allows for two alternatives for interest rates, the Prime interest rate plus 2.50%, with a minimum of 7.50%, or Base LIBOR plus 3.50%. Total interest expense for the year ended December 31, 2008 was approximately $186,000. The line is collateralized by the receivables purchased, as well as all other assets of the Company. The interest rate at December 31, 2008 was 7.50%. Through December 31, 2008, NBC has capitalized $198,000 of deferred financing costs attributable to the Wells Fargo line. The agreement includes such financial covenants as minimum tangible net worth, minimum quarterly net income and minimum quarterly net cash flow.

The Company’s Electronic payment processing and Web hosting segments do not rely on outside financing to operate and produce excess cash flow for their operating needs. Electronic payment processing does rely on the capital and liquidity of its bank sponsor to operate; at this time there is no indication of financial issues with the Company’s bank sponsor but if the bank sponsor no longer could or would sponsor the Electronic processing segment and a suitable replacement could not be found, Electronic payment processing would have to cease operations. Both operations may see their cash flow negatively impacted by the contracting economy. Entities within the All other segment have sufficient cash resources to meet their forecasted needs but also could be adversely affected by the recession causing a reduction in demand for their services.

In October 2007, NTS entered into a Loan and Security Agreement with Capital One Bank, a division of Capital One, N.A., which provides for a revolving credit facility of up to $10,000,000 (the “Loan”) available to both NTS and the Company, for a term of two years. The line may be used for working capital and acquisition needs within the Company’s business lines; the loan has a four year repayment term. The interest rate is LIBOR plus 2.5% or Prime, which the Company has to choose at the time of borrowing. The agreement also includes a quarterly facility fee equal to 25 basis points on the unused portion of the Revolving Credit calculated as of the end of each calendar quarter. In 2007, NTS had capitalized $65,000 of deferred financing costs attributable to the Capital One Bank line. As of December 31, 2008, NTS had $2,500,000 outstanding under the line of credit. Total interest expense for the year ended December 31, 2008 was approximately $83,000. The interest rate at December 31, 2008 was 3.25%. The agreement includes such financial covenants as a minimum fixed-charge coverage ratio and a maximum funded debt to EBITDA. In connection with the Loan, on October 19, 2007, we entered into a Guaranty of Payment and Performance with Capital One Bank and entered into a Pledge Agreement with Capital One Bank pledging all NTS stock as collateral.

Newtek funds its holding company through cash on-hand, cash flow from operating businesses, and the receipt of annual management fees from the Capcos equal to 2.5% of initial funding. However, the management fees do not represent revenues to

Newtek on a consolidated basis as this is a transfer of funds from Newtek’s Capcos to the holding company, and all intercompany transactions and balances are eliminated in consolidation. These fees from Capcos are expected to decrease over the next few years as the Capcos mature in their business cycle. The Company does not intend to add new Capcos and will rely on expanding the operations of its underlying businesses and cutting costs at the holding company to maintain liquidity. If the operating companies do not continue to grow as expected to produce significant cash flow surpluses, if the capital markets should be inaccessible to Newtek, and if other borrowings are unavailable, the Company will experience a decrease in its liquidity and would be forced to diminish materially its operations so as to conform its expenditures to the cash then available.

Newtek expects to finance other ventures principally with existing funds or new additional borrowings under current or future bank facilities.

The following chart represents Newtek’s obligations and commitments, as of December 31, 2008, other than Capco debt repayment discussed above, for future cash payments under debt, lease and employment agreements:

(In thousands):

Year	Debt (a)		Operating Leases	Employment Agreements	Total
2009	$27,000	(b)	$3,900	$1,449	$32,349
2010	2,500		3,878	170	6,548
2011	2,500		3,843	—	6,343
2012	12,500	(c)	3,357	—	15,857
2013	2,500		2,603	—	5,103
Thereafter	—		2,875	—	2,875

Total	$47,000		$20,456	$1,619	$69,075

(a)	Interest rates range from 4.00% to 7.5%.
(b)	Includes:

•

$27 million GE revolver assuming the entire amount is outstanding; amount outstanding as of December 31, 2008 was approximately $21,513,000 and the Company does not expect to draw down material amounts in the future.

•	$10 million Capital One line assuming the entire amount is outstanding (any amounts on this line would be repayable over a four year period commencing 2010);

(c)	Represents $10 million Wells Fargo line assuming the entire amount is outstanding.

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

The table below is a summary of each Capco, state and date of certification, total certified capital, 50% minimum investment requirement and the total percentage of certified capital invested as of December 31, 2008 and 2007. The result as shown on the following chart, in the column “Percentage Invested,” demonstrates that in all cases all of our operational Capcos had met or exceeded the 50% minimum investment requirement. The 16th Capco, Exponential of New York, LLC, which is managed and not owned, also has exceeded the 50% minimum investment requirement. In all cases, the minimum investment benchmarks were met 12 months or more in advance of the statutory minimum investment benchmark dates. By meeting the 50% minimum investment requirement, the Capco eliminates the risk of decertification and loss of tax credits.

SUMMARY OF CAPCO ORGANIZATION, CERTIFICATION AND

PERCENTAGE INVESTED

(In thousands)

Capco Name & Year of Organization	State/Jurisdiction of Certification	Certified Capital	50% Minimum Investment	Percentage Invested at 12/31/08	Percentage Invested at 12/31/07
1998
Wilshire Advisers, LLC (WA)	New York	$2,674	$1,337	100%	100%

1999
Wilshire Partners, LLC (WP)	Florida	37,384	18,692	100%	100%
Wilshire Louisiana Advisers, LLC (WLA)	Lousiana	16,400	8,200	52%	52%
Wilshire Investors, LLC (WI)	Wisconsin	16,667	8,334	50%	50%

2000
Wilshire New York Advisers II, LLC (WNYII)	New York	6,808	3,404	50%	50%
Wilshire Advisers, LLC (WA)	New York	1,136	568	100%	100%
Wilshire Louisiana Partners II, LLC (WLPII)	Louisiana	3,050	1,525	50%	50%
Wilshire New York Partners III, LLC (WNYPIII)	New York	35,160	17,580	51%	51%

2002
Wilshire Colorado Partners, LLC (WCOL)	Colorado	22,058	11,029	50%	50%
Wilshire Louisiana Partners III, LLC (WLPIII)	Louisiana	8,000	4,000	54%	54%

2003
Wilshire Louisiana Partners IV, LLC (WLP IV)	Louisiana	6,800	3,400	69%	55%

2004
Wilshire Alabama Partners, LLC (WALA)	Alabama	11,111	5,556	63%	62%
Wilshire DC Partners, LLC (WDC)	District of Columbia	13,106	6,553	64%	64%
Wilshire New York Partners IV, LLC (WNYIV)	New York	5,218	2,609	50%	50%

2005
Wilshire Texas Partners, LLC (WTX I)	Texas	23,413	11,707	61%	51%
Wilshire New York Partners V, LLC (WNYV)	New York	8,692	4,346	50%	50%

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

During the year ended December 31, 2006, the Capcos satisfied certain investment benchmarks and the related recapture percentage requirements and accordingly, earned a portion of the tax credits. In addition, in 2008, 2007 and 2006 Newtek recognized income from the accretion of the discount attributable to tax credits earned in prior years. See Notes to the Consolidated Financial Statements.

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

Fair Value Measurement.

As discussed in Item 8. “Financial Statements and Supplementary Data, Note 3, Fair Value Measurements” we adopted SFAS 157 effective January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price) and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels for disclosure purposes. The Company carries its credits in lieu of cash, prepaid insurance and notes payable in credits in lieu of cash at fair value in accordance with SFAS 159. The Company also carries impaired loans, servicing asset and other real estate owned at fair value. The fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and gives the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The levels of the fair value hierarchy are as follows:

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

SBA lending: Interest income on SBA loans is recognized as earned. When a SBA loan is 90 days past due with respect to principal or interest and, in the opinion of management, interest or principal on individual loans is not collectible, or at such earlier time as management determines that the collectibility of such principal or interest is unlikely, the accrual of interest is discontinued and all accrued but uncollected interest income is reversed. Cash payments subsequently received on nonaccrual loans are recognized as income only where the future collection of the recorded value of the SBA loan is considered by management to be probable. Certain related direct costs to originate loans are deferred and amortized over the contractual life of the SBA loan using a method that approximates the effective interest method.

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

Capco Debt Issuance. The Capco notes require, as a condition precedent to the funding of the notes, that insurance be purchased to cover the risks associated with the operation of its Capcos. This insurance has been purchased from American International Specialty Lines Insurance Company and National Union Fire Insurance Company of Pittsburgh, both subsidiaries of American International Group, Inc. (AIG), an international insurer. In order to comply with this condition precedent to the funding, the notes closing is structured as follows: (1) the certified investors wire their funds directly into an escrow account; (2) the escrow agent, pursuant to the requirements under the note and escrow agreement, automatically and simultaneously funds the purchase of the insurance contract from the proceeds received. Newtek’s Capco is not entitled to the use and benefit of the net proceeds received until the escrow agent has completed the purchase of the insurance. The AIG insurance subsidiaries noted above are “A+, negative outlook” credit rated by Standard & Poor’s.

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

Companies in which we directly or indirectly owns more than 50% of the outstanding voting securities, those Newtek has effective control over, or are deemed as a variable interest entity that needs to be consolidated under the provisions of FIN 46 “Consolidation of Variable Interest Entities”, are generally accounted for under the consolidation method of accounting. Under this method, an investment’s results of operations are reflected within the consolidated statement of operations. All significant inter-company accounts and transactions are eliminated. The results of operations and cash flows of a consolidated entity are included through the latest interim period in which Newtek owned a greater than 50% direct or indirect voting interest, exercised control over the entity for the entire interim period or was otherwise designated as the primary beneficiary under FIN 46. Upon dilution of voting interest at or below 50%, or upon occurrence of a triggering event requiring reconsideration as to the primary beneficiary of a variable interest entity, under FIN 46, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

Companies that are not consolidated, but over which we exercise significant influence, are accounted for under the equity method of accounting. Whether or not Newtek exercises significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities, including voting rights associated with Newtek’s holdings in common, preferred and other convertible instruments. Under the equity method of accounting, a company’s accounts are not reflected within our consolidated statements of operations; however, Newtek’s share of the investee’s earnings or losses are reflected in other income in the Company’s consolidated statements of operations.

Companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting, for which quarterly valuations are performed. Under this method, our share of the earnings or losses of such companies is not included in the consolidated statements of operations, but the investment is carried at historical cost. In addition, cost method impairment charges are recognized as necessary, in the consolidated statements of operations if circumstances suggest that this is an “other than temporary decline” in the value of the investment, particularly due to losses. Subsequent increases in value, if any, of the underlying companies are not reflected in our financial statements until realized in cash. We record as income amounts previously written off only when and if we receive cash in excess of its remaining investment balance.

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

Impairment of Goodwill. Management of the Company considers the following to be some examples of important indicators that may trigger an impairment review outside its annual goodwill impairment review under the provisions of SFAS 142: (i) significant under-performance or loss of key contracts acquired in an acquisition relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the acquired assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in our stock price for a sustained period of time; and (vi) regulatory changes. In assessing the recoverability of our goodwill and intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The fair value of an asset could vary, depending upon the estimating method employed, as well as assumptions made. This may result in a possible impairment of the intangible assets and/or goodwill, or alternatively an acceleration in amortization expense. During the years ended December 31, 2008 and 2007, management determined that impairment of goodwill was triggered as a result of the annual impairment test and appropriately recorded a charge in the accompanying consolidated statements of operations of $980,000 and $162,000, respectively. For the year ended December 31, 2006 the amount was not material.

Allowance for SBA Loan Losses. The allowance for loan losses is established by management through provisions for loan losses charged against income. Amounts deemed to be uncollectible are charged against the allowance for loan losses and subsequent recoveries, if any, are credited to the allowance.

The amount of the allowance for loan losses is inherently subjective, as it requires making material estimates which may vary from actual results. Management’s ongoing estimates of the allowance for loan losses are particularly affected by the changing composition of the loan portfolio over the last few years. The loans acquired from CCC in December 2002, which are more seasoned than those originated by NSBF, comprise 11% of total loans held for investment as of December 31, 2008. Other portfolio characteristics, such as industry concentrations and loan collateral, which also impacts management’s estimates of the allowance for loan losses, have also changed since the acquisition. The changing nature of the portfolio and the limited past loss experience on the newly originated portfolio has resulted in management’s estimates of the allowance for loan losses being based more on subjective factors, as noted below, and less on empirically derived loss rates.

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

Sales and Servicing of SBA Loans. NSBF originates loans to customers under the SBA program that generally provides for SBA guarantees of 50% to 85% of each loan, subject to a maximum guarantee amount. NSBF sells the guaranteed portion of each loan to a third party and retains the unguaranteed principal portion in its own portfolio. A gain is recognized on the guaranteed portions of these loans through collection on sale of a premium over the adjusted carrying value. Commencing on January 1, 2008, the Company began to recognize the gain on sale of the guaranteed portion of the loans on the trade date rather than the date of settlement , under the terms of SFAS No. 156 “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” for 2008 and 2007 and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125” for 2006.

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

Each class of servicing assets and liabilities are subsequently measured under SFAS 156 using either the amortization method or the fair value measurement method. The amortization method, which NSBF has chosen to continue applying to its servicing asset, amortizes the asset in proportion to, and over the period of, the estimated future net servicing income on the underlying sold portion of the loans (guaranteed) and assesses the servicing asset for impairment based on fair value at each reporting date. In the event future prepayments are significant or impairments are incurred and future expected cash flows are inadequate to cover the unamortized servicing assets, additional amortization or impairment charges would be recognized. The Company uses an independent valuation specialist to estimate the fair value of the servicing asset.

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

For the years ended December 31, 2008 and 2007, management’s impairment analysis indicated $(381,000) and $120,000, respectively, of an impairment charge (income).

Stock-Based Compensation. The Company applies SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model at the date of grant.

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

New Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS 154, “Accounting Changes and Error Corrections” (“SFAS 154”). However, the disclosure provisions in SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Company has considered the guidance in this FSP with respect to its fair value measurements.

In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (“EITF 08-5”). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company concluded that EITF 08-5 does not impact its consolidated financial statements.

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date for FASB Statement No. 157” (“FSP FAS 157-2”). This FSP permits the delayed application of SFAS 157 for nonfinancial assets and nonfinancial liabilities, as defined in this FSP, except for those that are recognized or disclosed at fair value in the financial statements at least annually, until the beginning of the Company’s fiscal 2009. As of January 1, 2008, the Company adopted SFAS 157, with the exception of its application to nonfinancial assets and nonfinancial liabilities, which the Company will defer in accordance with FSP FAS 157-2. The Company is currently evaluating the impact of adopting SFAS 157 at the beginning of fiscal 2009 for such nonfinancial assets and nonfinancial liabilities on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income attributable to the parent. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of SFAS 141(R) and SFAS 160 to have a material impact on our consolidated financial statements.

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

Because the SBA lender borrows money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. The Company has outstanding bank notes payable of approximately $21,513,000 at December 31, 2008. Under the 4th amendment signed in December 2008, the interest rate on such notes is variable, based on the current Prime rate plus plus 2.0% or three month LIBOR plus 4.00%, whichever is higher. Such interest rates increase by 0.25% each quarter beginning January 1, 2009. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have the effect of a net increase (decrease) in assets by less than 1% for 2008. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect a net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

Additionally, we do not have significant exposure to changing interest rates on invested cash which were approximately $25,217,000 and $38,320,000 at December 31, 2008 and 2007, respectively. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions with ratings from Standard and Poor’s of A- or better. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of December 31, 2008, cash deposits in excess of FDIC and SIPC insurance totaled approximately $4,500,000 and funds held in U.S. Treasury only money market funds or equivalents in excess of SIPC insurance totaled approximately $9,900,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are included as separate sections of this Form 10-K. See Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(t).	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2008. Based on their evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report were adequate to ensure that (1) information required to be disclosed by us in the reports filed or furnished by us under the Securities Exchange Act of 1934, (the “Exchange Act”) as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (2) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2008 were effective.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting and, based on that assessment concluded that as of December 31, 2008 our internal controls over financial reporting are effective based on these criteria.

Our Management Report on Internal Controls Over Financial Reporting can be found on page 57 of this report.

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

MANAGEMENT’S REPORT TO THE STOCKHOLDERS OF NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting

As management, we are responsible for establishing and maintaining adequate internal control over financial reporting for Newtek Business Services, Inc. and its subsidiaries. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have conducted an assessment, including testing, using the criteria in Internal Control-Integral Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Newtek Business Services, Inc.’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Based on our assessment, we have concluded that Newtek Business Services, Inc. maintained effective internal control over financial reporting as of December 31, 2008, based on criteria in Internal Control-Integrated Framework issued by the COSO. The effectiveness of Newtek Business Services, Inc.’s internal control over financial reporting is not required to be audited by our independent registered public accounting firm, until the year ended December 31, 2009.

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

Management’s Certifications

The certifications of Newtek Business Services, Inc.’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31 and 32 in Newtek Business Services, Inc.’s Form 10-K.

NEWTEK BUSINESS SERVICES, INC.

By:	/s/ Barry Sloane	By:	/s/ Seth A. Cohen
	Barry Sloane		Seth A. Cohen
	Chief Executive Officer		Chief Financial Officer

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Newtek, and their ages, as of December 31, 2008, are as follows:

Name	Age	Position
Barry Sloane	49	Chairman, Chief Executive Officer, and Secretary

Craig J. Brunet	60	Executive Vice President, Chief Information Officer

Seth A. Cohen	46	Chief Financial Officer

Barry Sloane is the Chairman of the Board, Chief Executive Officer, and Secretary of the Company and has been an executive officer of each of the Company-sponsored certified capital companies for more than five years. Previously, from September 1993 through July 1995, Mr. Sloane was a Managing Director of Smith Barney, Inc. While there, he directed the Commercial and Residential Real Estate Securitization Unit and, prior to that time, he was national sales manager for institutional mortgage and asset backed securities sales. From April 1991 through September 1993, he was founder and President of Aegis Capital Markets, a consumer loan origination and securitization business which was eventually taken public with the name of “Aegis Consumer Funding.” From October 1988 through March 1991, Mr. Sloane was Senior Vice President of Donaldson, Lufkin and Jenrette, where he was responsible for directing sales of mortgage-backed securities. From August 1982 to September 1988 Mr. Sloane was a senior mortgage security salesman and trader for Bear Stearns, L.F. Rothschild, E.F. Hutton and Paine Webber.

Craig J. Brunet has served as Executive Vice President and Chief Information Officer since January 1, 2008. Mr. Brunet previously served as Executive Vice President Strategic Planning and Marketing since July, 2006 and as Chairman and Chief Executive Officer of the Company’s Harvest Strategies subsidiary since June, 2001. From 1984 – 1989, Mr. Brunet served as Director of Strategic Planning for AT&T, where he managed all special development and modifications to standard AT&T products to include non-standard pricing, terms and conditions, hardware and software strategic initiatives, FCC Tariffs, as well as joint venture and/or integration requirements for the top 50 AT&T accounts. In 1989, Mr. Brunet joined Entergy Corporation as Executive Vice President responsible for managing and directing the overall Entergy System retail and wholesale marketing effort including strategy development, policy preparation and administration, market development and market analysis and research. During his tenure with Entergy, he served as Chairman of the Strategic Planning Committee of the Electric Power Research Institute (EPRI) and served on the Board of Directors of Entergy Enterprises guiding decisions on unregulated activities including strategic acquisition and investments in generation, distribution and new technology assets domestically and internationally. From 1993 – 1996, Mr. Brunet served as Chairman, CEO and President of First Pacific Networks, a leader in the initial development and deployment of broadband technologies in the United States and Europe. During this period, he was also Chairman of the Board of Credit Depot Corporation, a publicly traded multi-state mortgage company and served as Chairman of both the audit committee and compensation committee.

Seth A. Cohen has served as Chief Financial Officer since August 31, 2007 and Senior Vice President Finance since March 30, 2007. Mr. Cohen has previously served as Executive Vice President of Capital Markets for the Company since January 2005 and Vice President for Capital Markets for the Company since June 2000. Mr. Cohen has twenty years experience in corporate and municipal finance. Prior to Newtek, from September 1998 to May 2000, Mr. Cohen was Director of the Mayor’s Office of Pensions and Public Finance for the City of New York.

Composition of the Board

The full Board of Directors of the Company, the “Board of Directors” or the “Board”, consists of seven Directors. The Board of Directors is divided into three classes, with Class I having two Directors, Class II having two Directors and Class III having three Directors. The Directors in each class serve a three-year term, following the Interim Term. The terms of each class expire at successive annual meetings so that the stockholders elect one class of Directors at each annual meeting.

The current composition of the Board of Directors is:

Class I Directors (term expiring at the 2010 meeting)[1]	Salvatore F. Mulia

Class II Directors (term expiring at the 2011 meeting)	David C. Beck Gordon L. Schroeder

Class III Directors (term expiring at the 2009 meeting)	Christopher G. Payan Barry Sloane Michael A. Schwartz

Class I Director with Term Expiring at the 2010 Annual Meeting:2

Salvatore F. Mulia	Age: 61	Director since: 2005

Mr. Mulia has been a financial advisor with the firm of RTM Financial Services, Westport, CT, with emphasis on leasing and lending advisory services since February 2003. From February 2001 to February 2003 Mr. Mulia was Executive Vice President of Pitney Bowes Capital Corp, Shelton, CT which was engaged in providing financial services to business customers. Prior to that, Mr. Mulia held senior management positions within General Electric’s Financial Services Division, GE Capital Corporation (“GECC”), and from 1980 through 1993 he was responsible for developing new products and business initiatives in financial services. During his tenure at GECC he was a principal in GEVEST, GECC’s investment banking unit, where he headed syndication and led acquisition teams which acquired leasing companies with combined assets of $3 billion including: TransAmerica Leasing, Chase Manhattan’s leasing subsidiary and LeaseAmerica.

Class II Directors With Terms Expiring at the 2011 Annual Meeting:

David C. Beck	Age: 66	Director since: 2002

Mr. Beck has been Managing Director of Copia Capital, LLC (“Copia”), a private equity investment firm, since September 1998. Prior to joining Copia, Mr. Beck was CEO of Universal Savings Bank, Milwaukee and First Interstate Corporation of Wisconsin, a publicly traded company. Mr. Beck has since November 2002 served as Chairman of Universal Savings Bank’s holding company, Universal Saving Banc Holdings, Inc. He is a certified public accountant. Mr. Beck serves as the Company’s “lead” independent director.

Gordon L. Schroeder	Age: 60	Director since: 2007

Mr. Schroeder is currently consulting for private and public companies. From February 2005 to February 2007, Mr. Schroeder served as Executive Vice President, Human Resources for Fiserv, Inc. From January 2004 to January 2005, he was Senior Vice President – Global Human Resources and Leadership Development for Maritz, Inc., a global provider of employee motivation, incentive travel, and customer loyalty programs for Fortune 500 companies with approximately 6,000 employees worldwide. From March 1997 to January 2004 he worked at GECC, as Senior Vice President, Human Resources – GE Capital Equipment Management Services from September 2002 to January 2004, and Vice President, Human Resources – GE Capital Information Technology Solutions, Europe from July 2000 to August 2002.

[1]	There is currently a vacancy on the Board due to the resignation of Mr. Rubin as a Class I Director on March 7, 2008.
[2]	As previously noted, Mr. Rubin’s resignation on March 7, 2008 created a vacancy among Class I directors.

Class III Directors With Terms Expiring at the 2009 Annual Meeting:

Christopher G. Payan	Age: 34	Director since: 2003

Mr. Payan has served as Chief Executive Officer of Emerging Vision, Inc. (“EVI”), a publicly traded company, since June 2004. Prior to June 2004, and since July 2001, Mr. Payan served in various other executive offices for EVI, including Chief Operating Officer and Chief Financial Officer. From March 1995 through July 2001, Mr. Payan was employed by Arthur Andersen LLP, at the time one of the world’s largest professional services firms, where he provided various audit, accounting, operational consulting and advisory services to various small and mid-sized private and public companies in various industries. Mr. Payan also serves on the board of directors of Hauppauge Digital, Inc. Mr. Payan is a certified public accountant and joined our Board in 2003. Mr. Payan serves as the Chairman of the Company’s Audit Committee.

Michael A. Schwartz	Age: 48	Director since: 2005

Mr. Schwartz is a Partner at the New York City law firm of Horwitz, Horwitz & Paradis. He was previously a partner at Wolf Popper LLP until December 31, 2007. He has specialized in securities and antitrust class action litigation and stockholder derivative/corporate governance litigation. Mr. Schwartz joined Wolf Popper LLP in 1998 and became a partner in 2003. Mr. Schwartz serves as the Chairman of the Company’s Compensation, Corporate Governance and Nominating Committee.

Barry Sloane	Age: 49	Director since: 1999

Mr. Sloane is the Chairman of the Board of Directors, Chief Executive Officer, and Secretary of the Company and has been an executive officer of each of the Company-sponsored certified capital companies for more than five years. Previously, from September 1993 through July 1995, Mr. Sloane was a Managing Director of Smith Barney, Inc. While there, he directed the Commercial and Residential Real Estate Securitization Unit and, prior to that, he was national sales manager for institutional mortgage and asset backed securities sales. From April 1991 through September 1993, he was founder and President of Aegis Capital Markets, a consumer loan origination and securitization business which was eventually taken public with the name of “Aegis Consumer Funding.” From October 1988 through March 1991, Mr. Sloane was Senior Vice President of Donaldson, Lufkin and Jenrette, where he was responsible for directing sales of mortgage-backed securities. From August 1982 to September 1988 Mr. Sloane was a senior mortgage security salesman and trader for Bear Stearns, L.F. Rothschild, E.F. Hutton and Paine Webber.

CORPORATE GOVERNANCE

The Board and Board Meetings

Newtek’s Board of Directors and management are committed to responsible corporate governance to ensure that Newtek is managed for the long-term benefit of its stockholders. To that end, the Board of Directors and management periodically review and update, as appropriate, Newtek’s corporate governance policies and practices. In doing so, the Board and management review published guidelines and recommendations of institutional stockholder organizations and current best practices of similarly situated public companies. The Board of Directors and management also regularly evaluate and, when appropriate, revise Newtek’s corporate governance policies and practices in accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and listing standards issued by the Securities and Exchange Commission (“SEC”) and The NASDAQ® Stock Market, Inc. (“NASDAQ”).

The Board of Directors consists of six directors. The Board of Directors has determined that each of the directors, with the exception of Mr. Sloane, qualify as “independent” as defined by applicable NASDAQ and SEC rules. In making this determination, the Board has concluded that none of these members has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. It is the policy of the Board of Directors to hold executive sessions of the independent directors meeting without management at regular intervals and as requested by a director. David C. Beck has been designated as Lead Director and presides over these meetings of the independent directors. All members of the Board of Directors are welcome to attend the Annual Meeting of Stockholders. In 2008, Mr. Sloane, Mr. Rubin (a former director), Mr. Schroeder, Mr. Schwartz, Mr. Payan, Mr. Beck and Mr. Mulia attended the Annual Meeting of Stockholders.

During the fiscal year ended December 31, 2008, the Board of Directors held a total of 7 meetings. Each director attended at least 75% of the total number of meetings of the Board of Directors and at least 75% of the meetings of all committees on which he served.

Corporate Governance Guidelines

The Company has adopted corporate governance guidelines titled “Governance Guidelines” which are available at www.newtekbusinessservices.com. The Governance Guidelines are also available in print to any stockholder who requests them. These principles were adopted by the Board of Directors to best ensure that the Board is independent from management, that the Board adequately performs its function as the overseer of management and to help ensure that the interests of the Board and management align with the interests of the stockholders.

On an annual basis, each Director and executive officer is obligated to complete a Directors’ and Officers’ Questionnaire which requires disclosure of any transactions with the Company in which the Director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest.

Committees of the Board of Directors

The Board of Directors currently has two standing committees: the Audit Committee and the Compensation, Corporate Governance and Nominating Committee. Each member of these committees is independent as defined by applicable NASDAQ and SEC rules. Each of the committees has a written charter approved by the Board of Directors, which is available on our website at www.newtekbusinessservices.com.

The Board of Directors’ Audit Committee consists of Messrs. Payan, as Chair, and Beck and Schroeder and operates pursuant to a written Charter. The Audit Committee held 7 meetings during the year ended December 31, 2008. The Audit Committee is authorized to examine and approve the audit report prepared by the independent auditors of the Company, to review and select the independent auditors to be engaged by the Company, to review the internal audit function and internal accounting controls, and to review and approve conflict of interest transactions and audit policies.

Both Messrs. Beck and Payan, the immediate past and current Chair of the Audit Committee, respectively, have been determined by the Board of Directors to be financial experts and independent, under applicable rules of the SEC and NASDAQ. In addition, the Board of Directors has determined that all members of the audit committee are “financially literate” as that term is defined by applicable NASDAQ and SEC rules.

The Company’s Compensation, Corporate Governance and Nominating Committee consists of Messrs. Schwartz, as Chair, Payan, Mulia and Schroeder, all of whom are “non-employee directors” within the meaning of the federal securities laws. The Compensation, Corporate Governance and Nominating Committee evaluates the compensation and benefits of the directors, officers and employees, recommends changes, and monitors and evaluates employee performance. The Compensation Corporate Governance and Nominating Committee met 13 times during the year ended December 31, 2008. The Compensation, Corporate Governance and Nominating Committee is generally responsible for identifying corporate governance issues, creating corporate governance policies, identifying and recommending potential candidates for election to the Board and reviewing director compensation and performance.

Director Independence

The Board of Directors is required by the Governance Guidelines to have a majority of members who meet the applicable independence requirements of the NASDAQ and any applicable rule or law. Each of the following non-employee Directors is independent and has no relationship to the Company, except as a Director and Stockholder.

David C. Beck

Salvatore F. Mulia

Michael A. Schwartz

Christopher G. Payan

Gordon L. Schroeder

In addition, based on such standards, Barry Sloane is not independent because he is the Chairman of the Board, Chief Executive Officer, and Secretary and holds more than 5% of the outstanding shares of common stock of the Company.

Director Candidates

In the event of a vacancy on the Board, the process followed by the Compensation, Corporate Governance and Nominating Committee to identify and evaluate director candidates includes requests to Board members and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the committee and the Board.

In considering whether to recommend any particular candidate for inclusion in the Board of Directors’ slate of recommended director nominees, the Compensation, Corporate Governance and Nominating Committee applies the criteria set forth in the Governance Guidelines. These criteria include the candidate’s integrity, business acumen, knowledge of our business and industry, experience, diligence, absence of conflicts of interest and the ability to act in the interest of all stockholders. The committee does not assign specific weights to particular criteria, and no particular criterion is a prerequisite for each prospective nominee. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will best allow the Board to fulfill its responsibilities.

Stockholders may recommend individuals to the Compensation, Corporate Governance and Nominating Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common shares for at least a year as of the date such recommendation is made. The recommendation should be sent to the Compensation, Corporate Governance and Nominating Committee, c/o Barry Sloane, Secretary, Newtek Business Services, Inc., 1440 Broadway, 17th Floor, New York, New York 10018. Assuming that appropriate biographical and background material has been provided on a timely basis, the committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates recommended by our Board or others. If the Board of Directors determines to nominate a stockholder-recommended candidate and recommends his or her election, then his or her name will be included in the proxy card for the next annual meeting.

Stockholders also have the right under our Bylaws to directly nominate director candidates, without any action or recommendation on the part of the Compensation, Corporate Governance and Nominating Committee or the Board, by following the procedures set forth under “Stockholder Proposals” below. Candidates nominated by stockholders in accordance with the procedures set forth in our Bylaws may be included in our proxy card for the next annual meeting.

Compensation Committee Interlocks and Insider Participation

All members of the Compensation, Corporate Governance and Nominating Committee are independent Directors, and none of them are present or past employees or paid officers of ours or any of our subsidiaries. No member of the Compensation, Corporate Governance and Nominating Committee has had any relationship with us requiring disclosure under Item 404 of Regulation S-K. None of our executive officers has served on the board or compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers has served on our Board or Compensation, Corporate Governance and Nominating Committee.

Our Code of Ethics

We have adopted a code of ethics, referred to as our Code of Conduct, which applies to all directors and employees, including the principal executive, financial and accounting officers. A copy of the Code of Conduct will be made available upon request to the executive offices of the Company and may be viewed on our web site (www.newtekbusinessservices.com). In addition, we intend to post on our website all disclosures that are required by law or NASDAQ listing standards concerning any amendments to, or waivers from, any provision of the Code. We intend to post on our website any amendments to, or waivers from, our Code of Conduct and Ethics that apply to our principal executive officer and principal financial and accounting officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the SEC and the NASDAQ initial reports of ownership and reports of changes in ownership of Common Shares of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on Forms 3 and 4 provided to Newtek by its Directors and executive officers and greater than 10% stockholders during 2008, it appears that all such required reports were timely filed.

Director Compensation The Board has adopted a plan for compensation of non-employee Directors for the year ending December 31, 2008, which gives effect to the time and effort required of each of them in the performance of their duties. The plan approved by the Board provides for compensation to be paid in the form of both options and cash. 35% of each director’s compensation was paid upfront in stock options based on a fair market value of $0.4410. The remaining 65% was paid quarterly throughout 2008.

•	for participation on the Board: $30,000;

•	as chair of the Compensation, Corporate Governance and Nominating Committee: $20,000;

•	as chair of the Audit Committee: $40,000; and

•	as “lead” independent Director: $15,000.

•	as committee member: $5,000.

In March 2008, Newtek granted its five independent directors an aggregate of 197,434 options valued at $87,000. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The options vest immediately and expire 10 years from the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions: 5 year expected life, risk-free interest rate of 2.51% and expected volatility of the Company’s stock of 53.48%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The risk-free rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected term was determined using the simplified method under SEC Staff Accounting Bulletin No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies”.

Director Summary Compensation Table (1)

	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David C. Beck	32,500		17,500	—	—	—	50,000
Salvatore F. Mulia	22,750		12,250	—	—	—	35,000
Gordon L. Schroeder	22,750		12,250	—	—	—	35,000
Michael A. Schwartz	32,500		17,500	—	—	—	50,000
Jeffrey M. Schottenstein	5,688		3,063	—	—	—	8,750
Christopher G. Payan	45,500		24,500	—	—	—	70,000

(1)	Barry Sloane, the Company’s Chairman, Chief Executive Officer and Secretary, is not included in this table as he was an employee of the Company in 2008 and thus received no compensation for his services as a Director. The compensation received by Mr. Sloane as an employee of the Company is shown in the Summary Compensation Table below.
(2)	Reflects the dollar amount recognized for financial statement reporting purposes in accordance with FASB 123(R) and thus may include awards granted in and prior to 2007. The aggregate number of shares of restricted stock held by each independent director as of December 31, 2008 is as follows: Mr. Payan 85,046; Mr. Beck 170,654; Mr. Mulia 53,695; Mr. Schroeder 9,608; Mr. Schottenstein 101,115; and Mr. Schwartz 53,531. The aggregate number of options held by each independent Director as of December 31, 2007 is as follows: Mr. Schottenstein 248,698; Mr. Beck 39,685; Mr. Payan 55,559; Mr. Schwartz 39,685; Mr. Mulia 27,780; and Mr. Schroeder 27,780.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

The Compensation, Corporate Governance and Nominating Committee (for purposes of this analysis, the “Committee”) of the Board of Directors is responsible for establishing, implementing, administering and continually monitoring compliance with the Company’s compensation philosophy. The Committee attempts to ensure that the total compensation paid to the senior executives is fair, reasonable and competitive.

The individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal 2008, as well as the other individuals included in the Summary Compensation Table below, are referred to below as the “named executive officers”.

Compensation Philosophy and Objectives

All of our compensation programs are designed to attract and retain key employees and to motivate them to achieve, and reward them for achieving superior performance. Different programs are geared to shorter—and longer-term performance, with the goal of increasing stockholder value over the long-term. Executive compensation programs impact all employees by setting general levels of compensation and helping to create an environment of goals, rewards and expectations. Because we believe the performance of every employee is important to our success, we are mindful of the effect of executive compensation and incentive programs on all of our employees.

We believe that the compensation of our executives should reflect their success as a management team, rather than as individuals, in attaining key operating objectives, such as growth of sales, growth of operating earnings and earnings per share and growth or maintenance of market share and long-term competitive advantage, and ultimately, in attaining an increased market price for our stock. We believe that the performance of our executives in managing our Company, considered in light of general economic and specific company, industry and competitive conditions, should be the basis for determining their overall compensation. We also believe that their compensation should not be based on the short-term performance of our stock, whether favorable or unfavorable, but rather that the price of our stock will, in the long-term, reflect our operating performance and, ultimately, the management of the Company by our executives. We seek to have the long-term performance of our stock reflected in executive compensation through our equity incentive programs, including stock options and restricted stock awards.

Role of Executive Officers in Compensation Decisions

The Committee supervises all compensation decisions for all executive officers (which include the named executive officers) and overall incentive equity awards to all employees of the Company. Decisions regarding the non-equity compensation of executive officers, other than named executive officers, are made by the Chief Executive Officer within the compensation philosophy set by the Committee. Decisions regarding the non-equity compensation of named executive officers are made by the Chief Executive Officer and the Committee.

The Chief Executive Officer semi -annually reviews the performance of each member of the senior executive team, including named executive officers (other than himself whose performance is reviewed by the Committee). The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are then presented to the Committee by the Chief Executive Officer. The Committee can exercise its discretion in modifying any recommended adjustments or awards.

Setting Executive Compensation

During the course of each fiscal year, it has been the practice of the Chief Executive Officer to review the history of all the elements of each executive officer’s total compensation and to compare the compensation of the executive officers with that of the executive officers in an appropriate market comparison group of companies with a capitalization similar to that of the Company. We seek to set compensation levels that are perceived as fair, internally and externally, and competitive with overall compensation levels at other companies in our industry, including larger companies from which we may want to recruit employees. However, the Company does not establish individual objectives in the range of comparative data for each individual or for each element of compensation. Typically, the Chief Executive Officer sets compensation with respect to the executive officers who report to him and presents it to the Committee, and then consults with the Committee with respect to named executive officers. The named executive officers are not present at the time of these deliberations. The Committee then performs a similar review of the Chief Executive Officer’s total compensation and makes compensation decisions with respect to such officer, who does not participate in that determination.

We choose to pay each element of compensation in order to attract and retain the necessary executive talent, reward annual performance and provide incentive for balanced focus on long-term strategic goals as well as short-term performance. The amount of each element of compensation is determined by or under the direction of our Committee, which uses the following factors to determine the amount of salary and other benefits to pay each named executive officer:

•	performance against corporate and individual objectives for the year;

•	difficulty of achieving desired results in the coming year;

•	value of their unique skills and capabilities to support long-term performance;

•	performance of their general management responsibilities; and

•	contribution as a member of the executive management team.

At this point in the Company’s development, we do not establish individual goals but focus on the overall profitable growth of our business.

Based on the foregoing objectives, we have structured the Company’s annual and long-term incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by the Company and reward the executives for achieving such goals.

A significant percentage of total compensation is allocated to incentives as a result of the philosophy mentioned above. There is no pre-established policy or target for the allocation between either cash or non-cash compensation. Historically, and in fiscal 2008, we granted a majority of total compensation to executive officers in the form of cash compensation.

2008 Executive Compensation Components

For the fiscal year ended December 31, 2008, the principal components of compensation for named executive officers were:

•	base salary;

•	performance-based incentive compensation based on the executive’s performance; and

•	retirement and other benefits made available to all employees.

Base Salary

The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Executive base salaries continue to reflect our operating philosophy, our performance driven corporate culture and business direction, with each salary determined by the skills, experience and performance level of the individual executive, and the needs and resources of the Company. Base salaries are targeted to market levels based on reviews of published salary surveys and the closest related peer company compensation since we do not believe that Newtek has any peer companies. Base salary ranges for named executive officers are determined for each executive based on his or her position and responsibility by using market data from published salary surveys such as Equilar, and the Company generally attempts to fix each named executive officer’s salary within the range. We believe that the Company’s most direct competitors for executive talent are not necessarily restricted to those companies that are included in the peer company index used to compare stockholder returns, but encompass a broader group of companies engaged in the recruitment and retention of executive talent in competition with the Company.

During the review of base salaries for executives, we primarily consider:

•	an internal review of each executive’s compensation both individually and relative to other executive officers;

•	individual performance of the executive; and

•	a review of the Company’s revenue growth, net income and cash flow metrics relative to the Company’s annual plan as established by the Board.

Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility. Merit based increases to salaries are based on the Chief Executive Officer’s assessment of the individual’s performance. Merit based increases to the salaries of named executive officers other than the Chief Executive Officer are determined by the Committee.

Annual Bonus

Annual bonuses may be earned by executive officers under the Company’s cash bonus plan. The Company creates a bonus pool based on the salaries of all employees which it accrues as an expense. Payments under the plan are based on the Company’s overall performance as determined by the Chief Executive Officer and the Committee. The Committee determines any bonus for the Chief Executive Officer based on, among other things, a review of the Company’s revenue growth, net income and cash flow metrics relative to the Company’s annual plans as established by the Board. The Chief Executive Officer in consultation with the Committee with respect to the named executive officers, or in consultation with the named executive officers and other executive officers with respect to lower level employees, determines annual bonuses for other employees based on such employee’s performance. Factors considered include the achievement of business plans, defined goals, and performance relative to other companies of a similar size and business strategy. The mix and weighting of the factors vary, depending on the business segment and the executive’s responsibilities. The level of achievement by the executive determines the level of bonus.

Equity Based Compensation

From time to time, at the discretion of the Chief Executive Officer, and with the approval of the Committee, the Company grants equity-based awards, such as stock options or restricted stock to the named executive officers and certain other key employees to create a clear and strong alignment between compensation and stockholder return and to enable the named executive officers and other employees to develop and maintain a stock ownership position in the company that will vest over time and act as an incentive for the employee to remain with the Company. Restricted stock and options are granted pursuant to the Company’s 2000 Incentive Stock and Deferred Compensation Plan or its 2003 Stock Incentive Plan.

In 2007, we issued 204,241 shares of restricted stock to employees and executives with vesting periods from one to three years. None were issued to named executive officers.

In May 2008, we granted 100,000 options to each of Mr. Cohen and Mr. Brunet. Option awards were granted with an exercise price of $1.50 which exceeded the market price of the Company’s stock at the date of grant. The options vest on the second anniversary of date of grant and expire 10 years from the date of grant.

An accounting pronouncement adopted by the Financial Accounting Standards Board and effective for Newtek beginning on January 1, 2006 (“FAS 123(R)”), requires us to measure the value of equity awards based on the fair value of the award on the grant date. The cost is recognized in our statements of operations over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. FAS 123(R) applies to all equity-based compensation awarded on or after January 1, 2006, and to existing stock options that vest after January 1, 2006.

Stock option award levels are determined by the Committee based on the recommendation of the Chief Executive Officer, and vary among participants based on their positions within the Company.

Options are awarded at the average of the highest and lowest sale price of the Company’s Common Shares on the NASDAQ market on the date of the grant (the “Market Value”). In certain limited circumstances, the Committee may grant options to an executive at an exercise price in excess of the Market Value of the Company’s Common Shares on the grant date. The Committee has never granted options with an exercise price that is less than the Market Value of the Company’s common shares on the grant date, nor has it granted options which are priced on a date other than the grant date.

Options granted by the Committee typically vest over the first three to five years of the ten-year option term, although in certain cases we have granted options that have vested immediately. Vesting rights cease upon termination of employment but options granted prior to 2008 may be exercised within one year of termination and those granted in 2008 and subsequent will have 90 days after termination in which to exercise. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

Upon a change of control, or, if earlier, the execution of an agreement to effect a change of control, all options and restricted stock awards under the Company’s 2000 Incentive Stock and Deferred Compensation Plan and its 2003 Stock Incentive Plan become fully vested and immediately exercisable, notwithstanding any other provision of the plan or any agreement.

Benefits and Perquisites

Our executives are generally not entitled to benefits that are not available to all of our employees. In this regard, it should be noted that we do not provide pension arrangements, post-retirement health coverage, or similar benefits for our executives or employees. The Committee periodically reviews the levels of benefits provided to executive officers. The named executive officers participate in the Company’s 401(k) savings plan and other benefit plans on the same basis as other similarly situated employees. The Company has adopted a match for the Company’s 401(k) savings plan which consists of a discretionary match of 50% of the first 2% of employee contributions up to a maximum of 1% of the employee’s compensation. In March, 2008, the Company issued shares under this program to employees in respect of the 2007 match. The 2008 match of $87,000 will be issued in cash in March 2009.

The perquisites we provided in fiscal 2008 are as follows. We paid the premiums on life insurance policies for Mr. Sloane in the amount of $2,800.

Compensation of the Chief Executive Officer

The Committee determined the compensation for Barry Sloane, Chairman, Chief Executive Officer and Secretary, for 2008. While recognizing the Chief Executive Officer’s leadership in building a highly talented management team and in driving the Company forward, Mr. Sloane’s salary was maintained at $350,000 for 2008 and no bonus was paid. Mr. Sloane also received no bonus in 2006 and 2007. This is less than the competitive labor market median for someone with his skills and talents, but reflective of the Company’s current cash position. Mr. Sloane’s compensation has remained unchanged since 2005.

Conclusion

Attracting and retaining talented and motivated management and employees is essential to creating long-term stockholder value. Offering a competitive, performance-based compensation program helps to achieve this objective by aligning the interests of the executive officers and other key employees with those of stockholders. We believe that the Company’s 2008 compensation program met those objectives.

COMPENSATION COMMITTEE REPORT

The Compensation, Corporate Governance and Nominating Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis for fiscal 2008 required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation, Corporate Governance and Nominating Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

THE COMPENSATION, CORPORATE GOVERNANCE AND NOMINATING COMMITTEE

Michael A. Schwartz, Chairman

Christopher G. Payan

Salvatore F. Mulia

Gordon Schroeder

The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that Newtek specifically incorporates it by reference into a document filed under the Securities Act or Exchange Act.

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate compensation earned by the Company’s Chief Executive Officer, Chief Financial Officer and next most highly compensated executive officers during 2008 and 2007 which we refer to as named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other compensation (in excess of $10,000) ($)	Total ($)
Barry Sloane, CEO	2008	350,000	—	—	—	—	—	—	350,000
Craig J. Brunet, EVP, CIO	2008	276,000	60,000	—	52,000	—	—	—	388,000
Seth A. Cohen, , CFO	2008	240,000	25,000		52,000	—	—	—	317,000
Jeffrey G. Rubin, Pres (2)	2008	53,290	50,000						103,290

(1)	Cash bonus awarded for 2007 performance and paid in 2008.
(2)	Resigned on March 7, 2008.
(3)	10 year options with 2 year vesting.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other compensation (in excess of $10,000) ($)	Total ($)
Barry Sloane, CEO	2007	350,000	—	—	—	—	—	—	350,000

Jeffrey G. Rubin, President(2)	2007	286,668	50,000	—	—	—	—	—	336,668

Michael J. Holden, CFO(3)	2007	160,000			—	—	—	—	160,000

Craig J. Brunet, EVP	2007	240,000	60,000	—	—	—	—	—	300,000

Seth A. Cohen, SVP, CFO	2007	210,833	25,000		—	—	—	—	235,833

Tracy A. Schmidt, President, Universal Processing Services – Wisconsin, LLC (4)	2007	18,750	—	—	—	—	—	—	18,750

(1)	Cash bonus awarded for 2006 performance and paid in 2007.
(2)	Resigned March 7, 2008.
(3)	Resigned August 31, 2007.
(4)	Resigned February 5, 2007.

Equity Compensation Plans

The following table provides information as of December 31, 2008 with respect to the shares of our Common Shares that may be issued under our equity compensation plans.

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders (1)	1,981,878	$2.06	1,933,140

Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	1,981,878	$2.06	1,933,140

(1)	Consists of 4,250,000 common shares under the Company’s 2000 Stock Incentive and Deferred Compensation Plan and 1,000,000 common shares under the Company’s 2003 Stock Incentive Plan.
(2)	Excludes 9,524 restricted stock rights which have a zero exercise price.

GRANTS OF PLAN BASED AWARDS

No equity grants were made to any named executive officer during 2008.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Barry Sloane, CEO	N/A	—	—	—	—	—	—	—	—	—	—
Craig J. Brunet, EVP, CIO	05/15/08	—	—	—	—	—	—	—	100,000	1.50	52,000
Seth A. Cohen, SVP	05/15/08	—	—	—	—	—	—	—	100,000	1.50	52,000

OUTSTANDING EQUITY AWARDS AT 2008 YEAR END

The following table reflects all outstanding equity awards held by our named executive officers as of December 31, 2008:

	Option Awards (1)						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Barry Sloane, CEO	—		—	—	—	—	—	—	—	—
Craig J. Brunet, EVP, CIO	100,000 100,000	(1)	—	—	1.57 1.50	12/21/15 05/18/18	—	—	—	—
Seth A. Cohen, SVP	50,000 50,000 100,000	(1) (1)	— —	— —	7.00 1.57 1.50	04/7/10 12/21/15 05/15/18	—	—	—	—

(1)	These options are fully vested.

OPTIONS EXERCISED AND STOCK VESTED

The following table reflects the stock options exercised and restricted shares vested during 2008 for the named executive officers:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Barry Sloane, CEO	—	—	—	—
Craig Brunet, EVP, CIO	—	—	—	—
Seth A. Cohen, CFO	—	—	—	—
(1) Dollar amounts shown in this column represent the value of Stock Awards that vested during the year; these are calculated using the closing price of our Common Shares on the vesting date

Employment Agreements

The Company has entered into separate employment agreements with the following three executive officers and, as of January 1, 2008 was a party to an employment agreement of an officer’s which was subsequently terminated:

•	Barry Sloane, as Chairman, Chief Executive Officer and Secretary;

•	Craig J. Brunet as Executive Vice President and Chief Information Officer thereafter; and

•	Seth a. Cohen, Chief Financial Officer.

Barry Sloane, as Chairman and Chief Executive Officer, is responsible for implementing the policies adopted by the Company’s Board of Directors.

Mr. Sloane’s employment agreement provides for:

•	a twelve month term through December 31, 2009 at an annual base salary of $350,000;

•	at least one annual salary review by the Board of Directors;

•	participation in any discretionary bonus plan established for senior executives;

•	retirement and medical plans, customary fringe benefits, vacation and sick leave; and

•	$2 million of split-dollar life insurance coverage.

Mr. Brunet’s employment agreement provides for:

•	a twelve month term through December 31, 2009 at an annual base salary of $276,000;

•	at least one annual salary review by the Board of Directors;

•	participation in any discretionary bonus plan established for senior executives; and

•	retirement and medical plans, customary fringe benefits, vacation and sick leave.

Mr. Cohen’s employment agreement provides for:

•	a twelve month term through December 31, 2009 at an annual base salary of $240,000;

•	at least one annual salary review by the Board of Directors;

•	participation in any discretionary bonus plan established for senior executives; and

•	retirement and medical plans, customary fringe benefits, vacation and sick leave.

Payments upon Change of Control

Mr. Sloane’s employment agreement provides for a payment in the case of non renewal of an amount equal to one and one half (1 1/2) times, or in the case of a change of control or termination other than for cause of the agreement an amount equal to two (2) times the sum of (i) the executive’s base salary in effect at the time of termination, plus (ii) the amount of any incentive compensation paid with respect to the immediately preceding fiscal year.

Each of Mr. Brunet’s and Mr. Cohen’s employment agreements provides for a payment in the case of non renewal or termination other than for cause of the agreement equal to one (1) times the sum of (i) the executive’s base salary in effect at the time of termination, plus (ii) the amount of any incentive compensation paid with respect to the immediately preceding fiscal year. Each of the employment agreements provides for a payment in the case of a termination concurrent with a change of control equal to one (1) times the sum of (i) the executive’s base salary in effect at the time of termination, plus (ii) the amount of any incentive compensation paid with respect to the immediately preceding fiscal year.

Each employment agreement contains a non-competition provision that requires the employee to devote substantially his full business time and efforts to the performance of the employee’s duties under the agreement. The employee is not prohibited, however, from:

•

serving on the boards of directors of, and holding offices or positions in, companies or organizations which, in the opinion of the Board of Directors, will not present conflicts of interest with the Company; or

•	investing in any business dissimilar from the Company’s or, solely as a passive or minority investor, in any business.

The Company may terminate an employee’s employment for “just cause” as defined in the agreement, and upon the termination, no severance benefits are available. If the Company terminates an employee without just cause, or if the term of the agreement is not extended for an additional year, the employee will be paid an amount equal to six months’ compensation. If the employee voluntarily terminates his employment for “good reason” as defined in the agreement, or the employee’s employment terminates during the term of the agreement due to death, disability, or retirement after age 62, the employee will be entitled to a continuation of his salary and benefits from the date of termination through the remaining term of the agreement. The employee is able to voluntarily terminate his agreement by providing 60 days written notice to the Board of Directors, in which case the employee is entitled to receive only his compensation, vested rights, and benefits up to the date of termination.

Post Termination Payments

The table below reflects the amount of compensation that would be payable to the executive officers under existing arrangements if the hypothetical termination of employment events described above had occurred on December 31, 2008, given their compensation and service levels as of such date. All payments are payable by the Company in a lump sum unless otherwise noted.

These benefits are in addition to benefits available regardless of the occurrence of such an event, such as currently exercisable stock options, and benefits generally available to salaried employees, such as distributions under the Company’s 401(k) plan, disability benefits, and accrued vacation pay. In addition, in connection with any termination of Mr. Sloane’s employment, the Company may determine to enter into an agreement or to establish an arrangement providing additional benefits or amounts, or altering the terms of benefits described below, as the Compensation, Corporate Governance and Nominating Committee deems appropriate.

The actual amounts that would be paid upon Mr. Sloane’s, Mr. Cohen’s and Mr. Brunet’s termination of employment can be determined only at the time of their separation from the Company.

	Post Termination Payments
Name	Change in Control with Termination	Change in Control with Change in Duties
Barry Sloane, CEO	$700,000	$525,000
Craig Brunet, EVP, CIO	$336,000	$336,000
Seth Cohen, CFO	$265,000	$265,000

Nonqualified Deferred Compensation

The Company did not have any nonqualified deferred compensation in the year ended December 31, 2008

Pension Benefits

The Company had no obligation under pension benefit plans to the named executive officers as of December 31, 2008.

Tax and Accounting Implications

Deductibility of Executive Compensation

As part of its role, the Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain individuals. The Company believes that compensation paid by the Company is generally fully deductible for federal income tax purposes. However, in certain situations, the Committee may, in the future, approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its executive officers.

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, the Company began accounting for stock-based payments including its Stock Option Program, Long-Term Stock Grant Program, Restricted Stock Program and Stock Award Program in accordance with the requirements of FASB Statement 123(R).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below shows the number of our common shares beneficially owned as of March 9, 2009 by:

•	each person or group known by us to beneficially own more than 5% of our outstanding common shares;

•	each director and nominee for director;

•	each executive officer named in the Summary Compensation Table under the heading “Executive Compensation;” and

•	all of our current directors and executive officers of the company as a group.

The number of shares beneficially owned by each 5% holder, director or executive officer is determined by the rules of the SEC, and the information does not necessarily indicate beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the person or entity has sole or shared voting power or investment power and also any shares that the person or entity can acquire within 60 days of March 9, 2009 through the exercise of any stock option or other right. For purposes of computing the percentage of outstanding shares of common shares held by each person or entity, any shares that the person or entity has the right to acquire within 60 days after March 9, 2009 are deemed to be outstanding with respect to such person or entity but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person or entity. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) over the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. As of March 9, 2009 there were 37,031,656 common shares issued and outstanding.

Name and Address of Beneficial Owner (1)	Shares Owned	Right to Acquire (2)	Total Beneficial Ownership (3)	Percent of Class

David C. Beck	170,654	39,685	210,339	*
Craig J. Brunet	83,384	200,000	283,384	*
Seth A. Cohen	50,193	200,000	250,193
Christopher G. Payan	85,046	55,559	140,605	*
Salvatore F. Mulia	53,695	27,780	81,475	*
Jeffrey M. Schottenstein	101,115	248,698	349,813	*
Jeffrey G. Rubin (4)	4,291,505	—	4,291,505	11.61%
Michael A. Schwartz	53,531	39,685	93,216	*
Barry Sloane	4,637,896	—	4,637,896	12.55%
Gordon L. Schroeder	9,608	27,780	37,388	*
All current directors and executive Officers as a group (12 persons)			10,641,633	28.80%

*	Less than 1% of total common shares outstanding as of March 9, 2009.

(1)	Unless otherwise stated, the address of each person listed is c/o Newtek Business Services, Inc., 1440 Broadway, 17th Floor, New York, New York 10018.
(2)	Number of shares underlying stock options which are exercisable as of April 28, 2008, or which become exercisable 60 days thereafter.
(3)	As of March 9, 2009 except with respect to Mr. Rubin as of March 7, 2008.
(4)	Resigned March 7, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company may from time to time provide business services to executives of the Company or their family members. These transactions are conducted at arms length and do not represent a material portion of the Company’s revenues.

The Company’s Code of Conduct provides that when any potential conflict exists, it must be properly disclosed and an appropriate determination made by the Company. The Chairman and CEO is ultimately responsible for the determination. The Company’s policies and procedures were followed in connection with all of the above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

J. H. Cohn LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2007 and December 31, 2008.

Fees for professional services rendered to the Company by J. H. Cohn LLP during the fiscal year ended December 31, 2008 were as follows (in thousands):

Audit Fees	$1,120
Audit Related Fees	35
All Other Fees	11

Total Fees	$1,166

Fees for professional services rendered to the Company by J. H. Cohn LLP during the fiscal years ended December 31, 2007 were as follows (in thousands):

Audit Fees	$1,024
Audit Related Fees	—
All Other Fees	84

Total Fees	$1,108

Audit Fees: The audit fees for the fiscal years ended December 31, 2008 and 2007 were for professional services rendered in connection with the audit of the Company’s annual financial statements, assistance with review of documents filed with the SEC, consents and other services required to be performed by our independent registered public accounting firm.

Audit-Related Fees: The audit-related fees during the fiscal years ended December 31, 2008 were for assurance and related services associated with the audit in connection with adoption of SFAS 159 and a change in accounting principle.

Tax Fees: No fees were billed to the Company by J. H. Cohn LLP during the fiscal years ended December 31, 2008 and 2007 for professional services rendered in connection with tax compliance, tax advice, and tax planning.

All Other Fees: All other fees billed to the Company by J. H. Cohn LLP during the fiscal years ended December 31, 2008 and 2007 for non-audit services and assurance and related services for attestations not required by law.

In accordance with the Audit Committee Charter, all of the foregoing audit and non-audit fees paid to and the related services provided by J.H. Cohn LLP were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.

The Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are identified in the Index to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedule.

Schedule II – Valuation and Qualifying Accounts

(a)(3)	Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Number	Description
2.1	Asset Purchase Agreement, dated April 28, 2004, between Newtek Business Services, Inc., and CrystalTech Web Hosting, Inc. (including a listing of omitted schedules). (Incorporated by reference to Exhibit 2.1 to Newtek’s Report on Form 8-K filed April 30, 2004).

3.1	Amended and Restated Certificate of Incorporation of Newtek Business Services, Inc., dated November 21, 2005 (Incorporated by reference to Exhibit 3.1 to Newtek’s Report on Form 10-K filed May 10, 2006).

3.2	Bylaws of Newtek Business Services, Inc. (Incorporated by reference to Exhibit No. 3.2 to Newtek’s Registration Statement on Form S-4, No. 333-115615, filed August 11, 2000).

10.1	Employment Agreement with Barry Sloane dated June 30, 2005 (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 10-K filed May 10, 2006).

10.1.1	Amendment dated December 21, 2007 to Employment Agreement with Barry Sloane dated June 30, 2005 (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K filed December 28, 2007).

10.1.2	Amendment dated July 24, 2008 to Employment Agreement with Barry Sloane dated June 30, 2006 (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K filed July 25, 2008).

10.1.3	Employment agreement with Barry Sloane dated December 30, 2008. (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K filed January 2, 2009).

10.2	Employment Agreement with Jeffrey G. Rubin dated June 30, 2005 (Incorporated by reference Exhibit 10.2 to Newtek’s Report on Form 10-K filed May 10, 2006).

10.2.1	Amendment dated December 21, 2007 to Employment Agreement with Jeffrey G. Rubin dated June 30, 2005 (Incorporated by reference to Exhibit 99.2 to Newtek’s Report on Form 8-K filed December 28, 2007).

10.3	Employment Agreement with Craig J. Brunet dated July 13, 2006 (Incorporated by reference to Exhibit 10.3 Newtek’s Report on Form 10-Q filed July 14, 2006).

10.3.1	Amendment dated December 21, 2007 to Employment Agreement with Craig J. Brunet, dated July 13, 2006 (Incorporated by reference to Exhibit 99.3 to Newtek’s Report on Form 8-K, filed December 28, 2007).

10.3.2	Employment Agreement dated December 30, 2008 with Craig J. Brunet. (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K filed January 2, 2008).

10.3.3	Employment Agreement dated December 30, 2008 between the Company and Seth A.Cohen. Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K filed January 2, 2008).

10.4	Lease and Master Services Agreement dated March 15, 2007 between CrystalTech Web Hosting, Inc. and i/o Data Centers (Incorporated by reference to Exhibit 10.4 to Newtek’s Report on Form 10-Q, filed May 15, 2007).

10.5	Fourth Amendment to the Amended and Restated Master Loan and Security Agreement, dated December 31, 2002, between Newtek Small Business Finance, Inc. and DB Structured Products, Inc., dated June 29, 2005 (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 8-K, filed June 29, 2005).

10.6	Credit Agreement between Newtek Business Services, Inc., Newtek Small Business Finance, Inc., Small Business Lending, Inc., CCC Real Estate Holding Co., LLC and General Electric Capital Corporation, dated August 31, 2005 (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 8-K, filed September 6, 2005).

10.7	First Amendment and Waiver to Credit Agreement, dated February 28, 2006, to the Credit Agreement dated August 31, 2005, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K, filed March 2, 2006).

10.7.1	Second Amendment and Waiver to Credit Agreement, dated February 28, 2006, to the Credit Agreement dated December 28, 2006, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation (Incorporated by reference to Exhibit 2.4.1 to Newtek’s Report on Form 10-K, filed April 2, 2006).

10.7.2	Third Amendment and Waiver to Credit Agreement dated October 20, 2008 to the Credit Agreement dated August 31, 2005, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K, filed October 22, 2008).

10.7.3	Fourth Amendment and Waiver to Credit Agreement dated December 11, 2008 to the Credit Agreement dated August 31, 2005, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K, filed December 17, 2008).

10.8	Guaranty between Newtek Business Services, Inc. Small Business Lending, Inc., CCC Real Estate Holding Co., LLC and General Electric Capital Corporation, dated August 31, 2005 (Incorporated by reference to Exhibit 10.2 to Newtek’s Report on Form 8-K, filed September 6, 2005).

10.9	Credit and Security Agreement by and between CDS Business Services, Inc. and Wells Fargo Bank, National Association dated February 27, 2007 (Incorporated by reference to Exhibit 10.9 to Newtek’s Report on Form 10-Q, filed August 14, 2007).

10.9.1	Waiver under Credit and Security Agreement dated February 27, 2007 by and between CDS Business Services, Inc. and Wells Fargo Bank, National Association dated August 1, 2007 (Incorporated by reference to Exhibit 10.9.1 to Newtek’s Report on Form 10-Q, filed August 14, 2007).

10.9.2	Second Amendment dated October 20, 2008 to Credit and Security Agreement dated February 27, 2007 by and between CDS Business Services, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8K filed October 22, 2008.

10.10	Loan and Security Agreement dated October 19, 2007, between Crystaltech Web Hosting, Inc. and North Fork Bank (Incorporated by reference to Exhibit 99.2 to Newtek’s Report on Form 8-K, filed October 23, 2007.)

10.11	Guaranty of Payment and Performance dated October 19, 2007, between Newtek Business Services, Inc. and North Fork Bank (Incorporated by reference to Exhibit 99.3 to Newtek’s Report on Form 8-K, filed October 23, 2007).

10.12	Pledge Agreement dated October 19, 2007, between Newtek Business Services, Inc. and North Fork Bank (Incorporated by reference to Exhibit 99.4 to Newtek’s Report on Form 8-K, filed October 23, 2007).

10.13	Consulting Agreement between Newtek Business Services, Inc. and Jeffrey G. Rubin, dated March 7, 2008 (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K, filed March 12, 2008).

10.14	Termination Agreement between Newtek Business Services, Inc. and Jeffrey G. Rubin as director and officer, dated March 7, 2008 (Incorporated by reference to Exhibit 99.2 to Newtek’s Report on Form 8-K, filed March 12, 2008).

17.1	Letter of resignation as director and officer from Brian A. Wasserman, dated June 10, 2005 (Incorporated by reference to Exhibit 17.1 to Newtek’s Report on Form 8-K, filed June 13, 2005).

18.1	Preferability letter from J.H. Cohn LLP dated May 13, 2008.

21.1	Subsidiaries of the Registrant.

23.1	Consent of J.H. Cohn LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: March 20, 2009	By:	/S/ BARRY SLOANE
Barry Sloane
(Chairman and Chief Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BARRY SLOANE	Chairman of the Board, Chief Executive Officer and Secretary	March 20, 2009
Barry Sloane

/S/ SETH A. COHEN	Chief Financial Officer and Treasurer	March 20, 2009
Seth A. Cohen

/S/ DAVID C. BECK	Director	March 20, 2009
David C. Beck

/S/ CHRISTOPHER G. PAYAN	Director	March 20, 2009
Christopher G. Payan

/S/ SALVATORE MULIA	Director	March 20, 2009
Salvatore Mulia

/S/ GORDON L. SCHRODER	Director	March 20, 2009
Gordon L. Schroder

/S/ MICHAEL A. SCHWARTZ	Director	March 20, 2009
Michael A. Schwartz

EXHIBITS INDEX

Number	Description
2.1	Asset Purchase Agreement, dated April 28, 2004, between Newtek Business Services, Inc., and CrystalTech Web Hosting, Inc. (including a listing of omitted schedules) (Incorporated by reference to Exhibit 2.1 to Newtek’s Report on Form 8-K filed April 30, 2004).

3.1	Amended and Restated Certificate of Incorporation of Newtek Business Services, Inc., as filed on November 21, 2005 (Incorporated by reference to Exhibit 3.1 to Newtek’s Report on Form 10-K filed May 10, 2006).

3.2	Bylaws of Newtek Business Services, Inc. (Incorporated by reference to Exhibit No. 3.2 to Newtek’s Registration Statement on Form S-4, No. 333-115615, filed August 11, 2000).

10.1	Employment Agreement with Barry Sloane dated June 30, 2005 (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 10-K filed May 10, 2006).

10.1.1	Amendment dated December 21, 2007 to Employment Agreement with Barry Sloane dated June 30, 2005 (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K filed December 28, 2007).

10.1.2	Amendment dated July 24, 2008 to Employment Agreement with Barry Sloane dated June 30, 2006 (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K filed July 25, 2008).

10.1.3	Employment agreement with Barry Sloane dated December 30, 2008. (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K filed January 2, 2009).

10.2	Employment Agreement with Jeffrey G. Rubin dated June 30, 2005. (Incorporated by reference Exhibit 10.2 to Newtek’s Report on Form 10-K filed May 10, 2006).

10.2.1	Amendment dated December 21, 2007 to Employment Agreement with Jeffrey G. Rubin dated June 30, 2005 (Incorporated by reference to Exhibit 99.2 to Newtek’s Report on Form 8-K filed December 28, 2007).

10.3	Employment Agreement with Craig J. Brunet dated July 13, 2006 (Incorporated by reference to Exhibit 10.3 Newtek’s Report on Form 10-Q filed July 14, 2006).

10.3.1	Amendment dated December 21, 2007 to Employment Agreement with Craig J. Brunet, dated July 13, 2006 (Incorporated by reference to Exhibit 99.3 to Newtek’s Report on Form 8-K, filed December 28, 2007).

10.3.2	Employment Agreement dated December 30, 2008 with Craig J. Brunet. (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K filed January 2, 2008).

10.3.3	Employment Agreement dated December 30, 2008 between the Company and Seth A.Cohen. Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K filed January 2, 2008).

10.4	Lease and Master Services Agreement dated March 15, 2007 between CrystalTech Web Hosting, Inc. and i/o Data Centers (Incorporated by reference to Exhibit 10.4 to Newtek’s Report on Form 10-Q, filed May 15, 2007).

10.5	Fourth Amendment to the Amended and Restated Master Loan and Security Agreement, dated December 31, 2002, between Newtek Small Business Finance, Inc. and DB Structured Products, Inc., dated June 29, 2005 (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 8-K, filed June 29, 2005).

10.6	Credit Agreement between Newtek Business Services, Inc., Newtek Small Business Finance, Inc., Small Business Lending, Inc., CCC Real Estate Holding Co., LLC and General Electric Capital Corporation, dated August 31, 2005 (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 8-K, filed September 6, 2005).

10.7	First Amendment and Waiver to Credit Agreement, dated February 28, 2006, to the Credit Agreement dated August 31, 2005, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation. (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K, filed March 2, 2006).

10.7.1	Second Amendment and Waiver to Credit Agreement, dated February 28, 2006, to the Credit Agreement dated December 28, 2006, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation (Incorporated by reference to Exhibit 2.4.1 to Newtek’s Report on Form 10-K, filed April 2, 2006).

10.7.2	Third Amendment and Waiver to Credit Agreement dated October 20, 2008 to the Credit Agreement dated August 31, 2005, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K, filed October 22, 2008).

10.7.3	Fourth Amendment and Waiver to Credit Agreement dated December 11, 2008 to the Credit Agreement dated August 31, 2005, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K, filed December 17, 2008).

10.8	Guaranty between Newtek Business Services, Inc. Small Business Lending, Inc., CCC Real Estate Holding Co., LLC and General Electric Capital Corporation, dated August 31, 2005 (Incorporated by reference to Exhibit 10.2 to Newtek’s Report on Form 8-K, filed September 6, 2005).

10.9	Credit and Security Agreement by and between CDS Business Services, Inc. and Wells Fargo Bank, National Association dated February 27, 2007 (Incorporated by reference to Exhibit 10.9 to Newtek’s Report on Form 10-Q, filed August 14, 2007).

10.9.1	Waiver under Credit and Security Agreement dated February 27, 2007 by and between CDS Business Services, Inc. and Wells Fargo Bank, National Association dated August 1, 2007 (Incorporated by reference to Exhibit 10.9.1 to Newtek’s Report on Form 10Q, filed August 14, 2007).

10.9.2	Second Amendment dated October 20, 2008 to Credit and Security Agreement dated February 27, 2007 by and between CDS Business Services, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8K filed October 22, 2008.

10.10	Loan and Security Agreement dated October 19, 2007, between Crystaltech Web Hosting, Inc. and North Fork Bank (Incorporated by reference to Exhibit 99.2 to Newtek’s Report on Form 8-K, filed October 23, 2007.)

10.11	Guaranty of Payment and Performance dated October 19, 2007, between Newtek Business Services, Inc. and North Fork Bank (Incorporated by reference to Exhibit 99.3 to Newtek’s Report on Form 8-K, filed October 23, 2007).

10.12	Pledge Agreement dated October 19, 2007, between Newtek Business Services, Inc. and North Fork Bank. (Incorporated by reference to Exhibit 99.4 to Newtek’s Report on Form 8-K, filed October 23, 2007).

10.13	Consulting Agreement between Newtek Business Services, Inc. and Jeffrey G. Rubin, dated March 7, 2008 (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K, filed March 12, 2008).

10.14	Termination Agreement between Newtek Business Services, Inc. and Jeffrey G. Rubin as director and officer, dated March 7, 2008 (Incorporated by reference to Exhibit 99.2 to Newtek’s Report on Form 8-K, filed March 12, 2008).

17.1	Letter of resignation as director and officer from Brian A. Wasserman, dated June 10, 2005 (Incorporated by reference to Exhibit 17.1 to Newtek’s Report on Form 8-K, filed June 13, 2005).

18.1	Preferability letter from J.H. Cohn LLP dated May 13, 2008.

21.1	Subsidiaries of the Registrant.

23.1	Consent of J.H. Cohn LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Newtek Business Services, Inc.

We have audited the accompanying consolidated balance sheets of Newtek Business Services, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newtek Business Services, Inc. and Subsidiaries as of December 31, 2008 and 2007, and their consolidated results of operations and cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, in 2007 the Company changed its method of accounting for servicing of financial assets upon adoption of Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140”.

As discussed in Note 3, in 2008 the Company changed its method of accounting for valuing its Capco’s credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance upon adoption of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”.

/s/ J.H. Cohn LLP

Jericho, New York

March 18, 2009

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In Thousands)

	2008	2007	2006
Operating revenues	$98,885	$92,835	$88,166

Operating expenses:
Electronic payment processing costs	51,109	45,240	33,782
Salaries and benefits	21,890	22,293	16,867
Interest	10,887	14,804	17,023
Depreciation and amortization	7,592	6,599	5,314
Insurance	464	3,427	3,385
Goodwill impairment	980	162	—
Provision for loan losses	2,530	840	405
Other general and administrative costs	16,494	16,989	15,034

Total expenses	111,946	110,354	91,810

Operating loss from continuing operations before fair market value adjustment, minority interest, benefit for income taxes and discontinued operations	(13,061)	(17,519)	(3,644)

Net change in fair market value of credits in lieu of cash and notes payable in credits in lieu of cash	(8)	—	—
Minority interest	556	415	435

Operating loss before benefit for income taxes and discontinued operations	(12,513)	(17,104)	(3,209)
Benefit for income taxes	2,050	6,375	581

Loss from continuing operations	(10,463)	(10,729)	(2,628)
Discontinued operations, net of taxes	—	(490)	508

Net loss	$(10,463)	$(11,219)	$(2,120)

Weighted average common shares outstanding
Basic and diluted	35,738	35,817	34,875
Loss per share from continuing operations:
Basic and diluted	$(0.29)	$(0.30)	$(0.08)
(Loss) income per share from discontinued operations, net of taxes:
Basic and diluted	—	(0.01)	0.02

Basic and diluted loss per share	$(0.29)	$(0.31)	$(0.06)

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(In Thousands, except for Per Share Data)

	2008	2007
ASSETS
Cash and cash equivalents	$16,852	$25,372
Restricted cash	8,366	12,948
Credits in lieu of cash	70,559	92,781
SBA loans held for investment (net of reserve for loan losses of $3,420 and $2,196, respectively)	26,912	27,895
Accounts receivable (net of allowance of $192 and $321, respectively)	5,175	3,957
SBA loans held for sale	6,133	360
Prepaid and structured insurance	—	14,738
Prepaid expenses and other assets (net of accumulated amortization of deferred financing costs of $2,122 and $1,593, respectively)	9,998	9,789
Servicing asset (net of accumulated amortization and allowances of $3,756 and $3,160, respectively)	2,282	2,718
Fixed assets (net of accumulated depreciation and amortization of $9,477 and $6,616, respectively)	5,062	5,433
Intangible assets (net of accumulated amortization of $12,113 and $8,653, respectively)	6,096	8,829
Goodwill	12,092	12,996

Total assets	$169,527	$217,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$9,344	$10,259
Notes payable	25,998	26,765
Deferred revenue	2,203	2,032
Notes payable in credits in lieu of cash	70,559	79,085
Deferred tax liability	5,344	17,880

Total liabilities	113,448	136,021

Minority interest	2,308	4,970

Commitments and contingencies
Shareholders’ equity
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, issued and outstanding 36,667 and 36,081 not including 394 and 474 shares held in escrow and 0 and 473 held by an affiliate)	733	722
Additional paid-in capital	58,232	56,161
(Deficit) retained earnings	(4,545)	20,245
Treasury stock, at cost (1,026 and 217 shares, respectively)	(649)	(303)

Total shareholders’ equity	53,771	76,825

Total liabilities and shareholders’ equity	$169,527	$217,816

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In Thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Unearned Compensation	Retained Earnings	Number of Shares of Treasury Stock	Treasury Stock	Total
Balance at December 31, 2005	34,809	$696	$53,737	$(492)	$33,584	—	$—	$87,525
Adjustment to number of shares outstanding	(252)	(5)	5	—	—	—	—	—
Issuance of common stock	747	15	1,317	—	—	—	—	1,332
Deferred compensation relating to restricted stock	175	4	178	204	—	—	—	386
Cancellation of restricted stock units	—	—	(118)	118	—	—	—	—
Reclassification of unearned compensation	—	—	(170)	170	—	—	—	—

Purchase of treasury shares	—	—	—	—	—	32	(54)	(54)
Net loss	—	—	—	—	(2,120)	—	—	(2,120)

Balance at December 31, 2006	35,479	710	54,949	—	31,464	32	(54)	87,069
Issuance of common stock	297	6	890	—	—	—	—	896
Deferred compensation relating to restricted stock	215	4	183	—	—	—	—	187

Exercise of stock options	90	2	139	—	—	—	—	141

Purchase of treasury shares	—	—	—	—	—	185	(249)	(249)
Net loss	—	—	—	—	(11,219)	—	—	(11,219)

Balance at December 31, 2007	36,081	722	56,161	—	20,245	217	(303)	76,825
Issuance of common stock	80	1	80	—	—	—	—	81
Deferred compensation relating to restricted stock	33	1	19	—	—	—	—	20
Issuance of options	—	—	192	—	—	—	—	192
Purchase of treasury shares	—	—	—	—	—	416	(458)	(458)
Issuance of warrants	—	—	13	—	—	—	—	13
Paid in capital in excess of par, upon acquisition of subsidiary preferred stock	—	—	1,800	—	—	—	—	1,800
Issuance of treasury shares to 401k plan	—	—	(24)	—	—	(80)	112	88
Acquisition of treasury shares from affiliate	473	9	(9)	—	—	473	—	—
SFAS 159 fair value adjustment upon adoption, net of tax	—	—	—	—	(14,327)	—	—	(14,327)
Net loss	—	—	—	—	(10,463)	—	—	(10,463)

Balance at December 31, 2008	36,667	$733	$58,232	$—	$(4,545)	1,026	$(649)	$53,771

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In Thousands)

	2008	2007	2006
Cash flows from operating activities:
Net loss	$(10,463)	$(11,219)	$(2,120)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Income from tax credits	(7,988)	(5,314)	(15,607)
Accretion of interest expense	8,646	11,756	12,981
Gain on sale/recovery of investments	(158)	(1,112)	(1,706)
Deferred income taxes	(2,984)	(6,549)	(613)
Depreciation and amortization	7,577	7,360	6,369
Provision for loan losses	2,530	840	405
Other, net	1,077	(411)	(831)
Changes in operating assets and liabilities:
Originations of SBA loans held for sale	(19,936)	(32,656)	(30,163)
Proceeds from sale of SBA loans held for sale	14,163	34,082	29,532
Prepaid expenses, accounts receivable and accrued interest receivable	(1,482)	652	(436)
Accounts payable, accrued expenses and deferred revenue	(514)	(1,407)	(656)
Other, net	(8)	1,971	4,726

Net cash (used in) provided by operating activities	(9,540)	(2,007)	1,881

Cash flows from investing activities:
Investments in qualified businesses	(3,504)	(1,612)	(11,521)
Returns of investments in qualified businesses	2,932	5,209	11,130
Purchase of fixed assets and customer merchant accounts	(3,497)	(6,394)	(5,632)
SBA loans originated for investment	(7,145)	(10,324)	(9,693)
Payments received on SBA loans	4,796	6,006	6,315
Proceeds from sale of SBA loans held for investment	644	3,138	8,863
Proceeds from sale of asset held for sale	—	1,572	—
Change in restricted cash	4,444	(1,492)	6,333
Proceeds from sale of U.S. Treasury Notes	—	5,042	—
Proceeds from sale of marketable securities and certificates of deposit	—	—	13,782
Other, net	(200)	678	(1,169)

Net cash (used in) provided by investing activities	(1,530)	1,823	18,408

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In Thousands)

	2008	2007	2006
Cash flows from financing activities:
Net proceeds (repayments) on notes payable	$3,201	$(2,570)	$(17,142)
Change in restricted cash relating to NBC financing	—	2,050	—
Purchase of treasury shares	(458)	(249)	(54)
Other, net	(193)	(360)	(348)

Net cash provided by (used in) financing activities	2,550	(1,129)	(17,544)

Net (decrease) increase in cash and cash equivalents	(8,520)	(1,313)	2,745
Cash and cash equivalents—beginning of year	25,372	26,685	23,940

Cash and cash equivalents—end of year	$16,852	$25,372	$26,685

Supplemental disclosure of cash flow activities:
Cash paid for interest	$1,631	$2,443	$3,798

Cash paid for taxes	$289	$907	$393

Non-cash investing and financing activities:
Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$18,958	$18,958	$18,657

Paid in capital in excess of par, upon acquisition of subsidiary preferred stock	$1,800	$—	$—

Conversion of note payable to minority interest	$—	$1,000	$—

Shares held in escrow released to former shareholder of subsidiary	$76	$104	$—

Issuance of treasury shares for 401k match	$112	$—	$—

Reduction of structured insurance product and notes payable – Certified Investors	$3,810	$—	$—

Shares issued in connection with legal settlement	$—	$344	$—

Shares issued for payment of executive deferred compensation	$—	$177	$—

Additions to assets and liabilities as a result of consolidation of acquired interests:
Cash	$—	$233	$—
Accounts receivable	—	3,579	—
Prepaid expenses and other assets	—	94	—

Total assets	$—	$3,906	$—

Accounts payable and accrued expenses	$—	$3,127	$—
Notes payable	—	3,259	—

Total liabilities	—	$6,386	—

Goodwill recognized	$—	$2,480	$—

Stock issued in exchange for minority interest	$—	$—	$500

Acquisition of minority interests resulting in goodwill:
Newtek Business Services common shares issued	$—	$—	$186

Contingent consideration for CrystalTech acquisition	$—	$—	$475

NMS-WI purchase of minority interest allocation:
Additions to customer merchant accounts	$—	$—	$1,271
Newtek Business Services common shares issued to minority member	—	—	(500)
Increase in deferred tax liability	—	—	(771)

Net effect on purchase price	$—	$—	$—

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Newtek Business Services, Inc. (“Newtek”) is a holding company for several wholly- and majority-owned subsidiaries, including fifteen certified capital companies which are referred to as Capcos, and several portfolio companies in which the Capcos own non-controlling or minority interests. The Company provides a “one-stop-shop” for business services to the small- and medium-sized business market and uses state of the art web-based proprietary technology to be a low cost acquirer and provider of products and services. The Company partners with companies, credit unions, and associations to offer its services.

The Company’s principal business segments are:

Electronic Payment Processing: Marketing, credit card processing and check approval services to the small- and medium-sized business market.

Web Hosting: CrystalTech Web Hosting, Inc., d/b/a/ Newtek Technology Services, which offers shared and dedicated web hosting and related services to the small- and medium-sized business market.

Small Business Finance: Primarily consists of Newtek Small Business Finance, Inc. (“NSBF”), a nationally licensed, U.S. Small Business Administration (“SBA”) lender that originates, sells and services loans to qualifying small businesses, which are partially guaranteed by the SBA; and CDS Business Services, Inc. d/b/a Newtek Business Credit (“NBC”) which provides receivable financing.

All Other: Includes results from businesses formed from Investments in Qualified Businesses made through Capco programs which cannot be aggregated with other operating segments.

Corporate Activities: Corporate implements business strategy, directs marketing, provides technology oversight and guidance, coordinates and integrates activities of the segments, contracts with alliance partners, acquirers customer opportunities, and owns our proprietary NewTracker™ referral system. Revenue and expenses not allocated to other segments, including interest income, Capco management fee income and corporate operations expenses.

Capcos: Fifteen certified capital companies which invest in small- and medium-sized businesses. They generate non-cash income from tax credits and non-cash interest and insurance expenses.

The consolidated financial statements of Newtek Business Services, Inc., its Subsidiaries and FIN 46 consolidated entities (the “Company” or “Newtek”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and include all wholly- and majority-owned subsidiaries, and several portfolio companies in which the Capcos own non-controlling minority interest in, or those which Newtek is considered to be the primary beneficiary of (as defined under FIN 46 and FIN 46R). All inter-company balances and transactions have been eliminated in consolidation. Currently, the Company is absorbing losses attributable to certain of its minority interest holders. Once these entities return to profitability, the losses will be restored to the Company prior to allocation of profits to all minority holders.

All financial information included in the tables in the following footnotes are stated in thousands.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are complete. The most significant estimates are with respect to valuation of investments in qualified businesses, asset impairment valuation, allowance for loan losses, valuation of servicing assets, charge-back reserves and tax valuation allowances. Actual results could differ from those estimates.

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

Income from tax credits: Following an application process, a state will notify a company that it has been certified as a Capco. The state then allocates an aggregate dollar amount of tax credits to the Capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the Capco. The Capco is legally entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements and corresponding non-recapture percentages. At December 31, 2008, the Company had Capcos in seven states and the District of Columbia. Each statute requires that the Capco invest a threshold percentage of Certified Capital in Qualified Businesses within the time frames specified. As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco program. Such a disqualification, or “decertification” as a Capco results in a recapture of all or a portion of the allocated tax credits; the proportion of the recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks.

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

Sales and Servicing of SBA Loans. NSBF originates loans to customers under the SBA program that generally provides for SBA guarantees of 50% to 85% of each loan, subject to a maximum guarantee amount. NSBF sells the guaranteed portion of each loan to a third party and retains the unguaranteed principal portion in its own portfolio. A gain is recognized on the guaranteed portions of these loans through collection on sale of a premium over the adjusted carrying value. Commencing on January 1, 2008, the Company began to recognize the gain on sale of the guaranteed portion of the loans on the trade date rather than the date of settlement, under the terms of SFAS No. 156 “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” for 2008 and 2007 and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125” for 2006.

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

Each class of servicing assets and liabilities are subsequently measured under SFAS 156 using either the amortization method or the fair value measurement method. The amortization method, which NSBF has chosen to continue applying to its servicing asset, amortizes the asset in proportion to, and over the period of, the estimated future net servicing income on the underlying sold portion of the loans (guaranteed) and assesses the servicing asset for impairment based on fair value at each reporting date. In the event future prepayments are significant or impairments are incurred and future expected cash flows are inadequate to cover the unamortized servicing assets, additional amortization or impairment charges would be recognized. The Company uses an independent valuation specialist to estimate the fair value of the servicing asset.

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

Other income: Other income represents revenues generated by NBC, as well as revenues derived from operating units that cannot be aggregated with other business segments, and one-time recoveries or gains on qualified investments. Revenue is recorded when there is pervasive evidence of an agreement, the related fees are fixed, the service, and or product has been delivered, and the collection of the related receivable is assured. Other income particular to NBC include the following components:

•

Receivable fees: Receivable fees are derived from the funding (purchase) of receivables from finance clients. The percentage of fees is set when entered into an agreement with the client. The Company recognizes the revenue on the date the receivable is purchased. The Company does not take ownership of the receivables until funds are released which then constitutes a purchase of a client’s asset. The Company also earns fees from certain clients based on the amount of funds provided to the client. The funds provided are collateralized by the receivables purchased. The fee is based on a specific interest rate which is set when entered into an agreement with the client. The Company recognizes the revenue as earned.

•

Late fees: Late fees are derived from receivables the Company has already purchased that have gone over a certain period (usually over 30 days) without payment. The client or the client’s customer is charged a late fee according to the agreement with the client.

•	Billing fees: Billing fees are derived from billing-only (non-finance) clients. These fees are recorded when earned, which occurs when the service is rendered.

•

Other fees: These fees include annual fees, finance charges, supplies, shipping and handling, hardware repair, closing costs, NSF fees and termination fees that the Company charges either upon funding, takeovers or liquidation of finance clients. The Company also receives commission revenue from various sources.

The detail of total operating revenues included in the consolidated statements of operations is as follows for the years ended:

(In thousands):	2008	2007	2006
Electronic payment processing	$63,281	$54,777	$43,153
Web hosting	18,064	16,093	13,530
Interest income	3,355	5,498	6,184
Income from tax credits	7,988	5,314	15,607
Premium on loan sales	474	2,914	3,023
Servicing fee	1,771	1,949	1,932
Insurance commissions	1,035	899	927
Other income	2,917	5,391	3,810

Totals	$98,885	$92,835	$88,166

Electronic Payment Processing Costs

Electronic payment processing costs consist principally of costs directly related to the processing of merchant sales volume, including interchange fees, VISA and MasterCard dues and assessments, bank processing fees and costs paid to third-party processing networks. Such costs are recognized at the time the merchant transactions are processed or when the services are performed. Two of the most significant components of electronic processing expenses include interchange and assessment costs, which are set by the credit card associations. Interchange costs are passed on to the entity issuing the credit card used in the transaction and assessment costs are retained by the credit card associations. Interchange and assessment fees are billed primarily as a percent of dollar volume processed and, to a lesser extent, as a per transaction fee. In addition to costs directly related to the processing of merchant sales volume, electronic payment processing costs also include residual expenses. Residual expenses represent fees paid to third-party sales referral sources. Residual expenses are paid under various formulae as contracted with such third-party referral sources, but are generally linked to revenues derived from merchants successfully referred to the Company and that begin using the Company for merchant processing services. Such residual expenses are typically ongoing as long as the referred merchant remains a customer of the Company and are recognized as expenses as related revenues are recognized in the Company’s consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held almost exclusively at financial institutions with ratings from Standard and Poor’s of A- or better. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of December 31, 2008, cash deposits in excess of FDIC and SIPC insurance totaled approximately $4,500,000 and funds held in U.S. Treasury only money market funds or equivalents in excess of SIPC insurance totaled approximately $9,900,000.

Restricted Cash

Restricted cash includes cash collateral relating to a letter of credit; monies due on loan related remittances and insurance premiums received by the Company and due to third parties; cash held by the Capcos restricted for use in managing and operating the Capco, making qualified investments and for the payment of income taxes; and a cash account maintained as a reserve against charge-back losses.

Purchased Receivables

Purchased receivables are recorded at the point in time when cash is released to the seller. A majority of the receivables purchased have recourse and are charged back to the seller if aged over 60, 90 or 120 days, depending on contractual agreements. Purchased receivables are included in accounts receivable on the consolidated balance sheet.

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

Allowance for SBA Loan Losses

The Company measures loan impairment in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan—an Amendment of FASB Statements No. 5 and 15” (“SFAS 114”) and No. 118 “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures—an Amendment of FASB Statement No. 114.” The valuation allowance for loan impairment is maintained as part of the allowance for loan losses.

The allowance for loan losses is established by management through provisions for loan losses charged against income. Amounts deemed to be uncollectible are charged against the allowance for loan losses and subsequent recoveries, if any, are credited to the allowance. The amount of the allowance for loan losses is inherently subjective, as it requires making material estimates which may vary from actual results. The loans acquired from Commercial Capital Corporation in December 2002, which are more seasoned than those originated by the Company, comprise 11% of total loans held for investment as of December 31, 2008. Other portfolio characteristics, such as industry concentrations and loan collateral, which also impact management’s estimates of the allowance for loan losses, have also changed since the acquisition. The changing nature of the portfolio and the limited past loss experience on the newly originated portfolio has resulted in management’s estimates of the allowance for loan losses being based more on subjective factors, as noted below, and less on empirically derived loss rates.

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

Loans receivable held for sale are sold with the servicing rights retained by the Company. Gains on sales of loans are recognized based on the difference between the selling price and the carrying value of the related loans sold. Unamortized net deferred loan origination costs are recognized as a component of gain on sale of loans. According to the SBA Rules and Regulations guideline 1086, and in accordance with the Terms and Conditions of the Trade Advice in connection with selling the guaranteed portion of loans originated, if the borrower prepays in excess of 20% of the guaranteed portion of the loan or if the borrower defaults on any scheduled note payment date within 90 days of settlement date, the Company is obligated to return any unamortized premium received for the guaranteed portion of the loan. However, based on management’s best estimate and considering historical prepayment performance of the loan portfolio, the Company has taken the position that the premium is fully recognized at trade date, and a provision against the premium is not required at the time of the sale.

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

Deferred Financing Costs

Deferred financing costs are being amortized under the straight-line method over the terms of the related indebtedness, which approximates the effective interest method and is included in interest expense in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets

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

Goodwill and Other Intangible Assets

Goodwill and Other Intangible Assets are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets deemed to have an indefinite life are not amortized and are subject to impairment tests, at least annually. Other intangible assets with finite lives are amortized over their useful lives ranging from 18 to 66 months.

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

Reserve for Losses on Merchant Accounts

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, the Company or, under limited circumstances, the Company and the acquiring bank, must bear the credit risk for the full amount of the transaction. The Company evaluates its risk for such transactions and estimates its potential loss for charge-backs based primarily on historical experience and other relevant factors.

Charge-backs and Other Contingencies

The Company records reserves for charge-backs and contingent liabilities when such amounts are deemed to be probable and estimable in accordance with SFAS No. 5, “Accounting for Contingencies”. The required reserves may change in the future due to new developments, including, but not limited to, changes in litigation or increased charge-back exposure as the result of merchant insolvency, liquidation, or other reasons. The required reserves are reviewed periodically to determine if adjustments are required.

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

Fair Value

Effective January 1, 2008, the Company determines the fair market values of its financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value which are provided below. The Company carries its credits in lieu of cash, prepaid insurance and notes payable in credits in lieu of cash at fair value in accordance with SFAS 159. The Company also carries impaired loans, servicing asset and other real estate owned at fair value.

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

Accounting for Uncertainty in Income Taxes

The FASB issued Interpretation No. 48 (“FIN-48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”. FIN-48 recognizes that the ultimate deductibility of positions taken or expected to be taken on tax returns is often uncertain. It provides guidance on when tax positions claimed by an entity can be recognized (recognition) and guidance on the dollar amount at which those positions are recorded (measurement). In order to recognize the benefits associated with a tax position taken (i.e., generally a deduction on a corporation’s tax return), the entity must conclude that the ultimate allowability of the deduction is more likely than not. If the ultimate allowability of the tax position exceeds 50% (i.e., it is more likely than not), the benefit associated with the position is recognized at the largest dollar amount that has more than a 50% likelihood of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and recognized in accordance with FIN-48 will generally result in (1) an increase in income taxes currently payable or a reduction in an income tax refund receivable or (2) an increase in a deferred tax liability or a decrease in a deferred tax asset, or both (1) and (2).

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

For the years ended December 31, 2008 and 2007, no single customer accounted for 10% or more of the Company’s revenue or of total accounts receivable.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), requires the disclosure of the estimated fair values of financial instruments. Excluding property and equipment, substantially all of the Company’s assets and liabilities are considered financial instruments as defined by SFAS 107. Fair value estimates are subjective in nature and are dependent on a number of significant assumptions associated with each instrument or group of similar instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows and relevant available market information.

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

The carrying values of accounts payable and accrued expenses approximate fair value because of the short-term maturity of these instruments. The carrying value of investments in qualified businesses, loans receivable, and notes payable approximate fair value based on management’s estimates.

New Accounting Pronouncements

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS 154, “Accounting Changes and Error Corrections” (“SFAS 154”). However, the disclosure provisions in SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Company has considered the guidance in this FSP with respect to its fair value measurements.

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date for FASB Statement No. 157” (“FSP FAS 157-2”). This FSP permits the delayed application of SFAS 157 for nonfinancial assets and nonfinancial liabilities, as defined in this FSP, except for those that are recognized or disclosed at fair value in the financial statements at least annually, until the beginning of the Company’s fiscal 2009. As of January 1, 2008, the Company adopted SFAS 157, with the exception of its application to nonfinancial assets and nonfinancial liabilities, which the Company will defer in accordance with FSP FAS 157-2. The Company is currently evaluating the impact of adopting SFAS 157 at the beginning of fiscal 2009 for such nonfinancial assets and nonfinancial liabilities on its consolidated financial statements.

In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (“EITF 08-5”). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company concluded that EITF 08-5 does not impact its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income attributable to the parent. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of SFAS 141(R) and SFAS 160 to have a material impact on our consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 3—FAIR VALUE MEASUREMENTS:

Effective January 1, 2008, the Company adopted SFAS 157 concurrent with its adoption of SFAS 159. SFAS 157 clarifies the definition of fair value and describes methods available to appropriately measure fair value in accordance with accounting principles generally accepted in the United States of America. SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. SFAS 159 allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur. SFAS 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities. The Company has adopted SFAS 159 effective January 1, 2008 concurrent with the adoption of SFAS 157 for valuing its Capcos’ credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance with the exception of those related to its Wilshire Advisers, LLC Capco. The discussion below is therefore exclusive of Wilshire Advisors, LLC.

The Company adopted SFAS 159 in order to reflect in its financial statements the assumptions that market participants use in evaluating these financial instruments. Under the cost basis of accounting, the discount rates used to calculate the present value of the credits in lieu of cash and notes payable in credits in lieu of cash did not reflect the credit enhancements that the Company’s Capcos obtained from insurance subsidiaries of American International Group, Inc (“AIG”), namely its “A+, negative watch” rating, for the Capcos’ debt issued to certified investors. Instead the cost paid for the credit enhancements was recorded as prepaid insurance and amortized on a straight-line basis over the term of the credit enhancements.

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

The fair value at December 31, 2008 was calculated using fair value hierarchy Level 2 and in the same manner as the valuation at January 1, 2008 with modifications as described below.

FAIR VALUE OPTION ELECTIONS

Assets and Liabilities Measured at Fair Value on a Recurring Basis are as follows (in thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:

Credits in lieu of cash	$70,559	$—	$70,559	$—

Prepaid insurance	—	—	—	—

Total assets	$70,559	$—	$70,559	$—

Liabilities:

Notes payable in credits in lieu of cash	$70,559	$—	$70,559	$—

Credits in lieu of cash and Notes payable in credits in lieu of cash

The Company elected to account for both credits in lieu of cash and notes payable in credits in lieu of cash at fair value in accordance with SFAS 159 in order to reflect in its consolidated financial statements the assumptions that market participant’s use in evaluating these financial instruments.

Prepaid insurance

The Company has determined that the effect of the credit enhancement obtained from AIG is inseparable from the notes payable in credits in lieu of cash. In adopting SFAS 159 the prepaid insurance unamortized cost relating to the credit enhancement ceased to be separately carried as an asset on the Company’s consolidated balance sheet and is incorporated in notes payable in credits in lieu of cash.

Fair value measurements:

The Company’s Capcos’ debt, enhanced by AIG insurance, effectively bears the nonperformance risk of AIG. Therefore the Company calculates the fair value of both the Credits in lieu of cash and Notes payable in credits in lieu of cash using the yields of various AIG notes with similar maturities to each of the Company’s respective Capcos’ debt. The Company elected to discontinue utilizing AIG’s 7.70% Series A-5 Junior Subordinated Debentures (the “AIG Debentures”) because those long maturity debentures began to trade with characteristics of a preferred stock after AIG received financing from the United States Government. The Company considers the AIG Note Basket a Level 2 input under SFAS 157, since it is a quoted yield for a similar liability that is traded in an active exchange market. The Company selected these AIG Note Baskets as the most representative of the nonperformance risk associated with the CAPCO notes because they are AIG issued notes, are actively traded and because maturities match Credits in lieu of cash and Notes payable in credits in lieu of cash.

After calculating the fair value of both the Credits in lieu of cash and Notes payable in credits in lieu of cash, the Company compares their values. This calculation is done on a quarterly basis. Calculation differences primarily due to tax credit receipt versus delivery timing may cause the value of the Credits in lieu of cash to differ from that of the Notes payable in credits in lieu of cash. Because the Credits in lieu of cash asset has the single purpose of paying the Notes payable in credits in lieu of cash and has no other value to the Company, Newtek determined that the Credits in lieu of cash should equal the Notes payable in credits in lieu of cash.

As of September 30, 2008, the present value of the credits in lieu of cash was $62,422,000 and notes payable in credits in lieu of cash was $61,148,000. On that date, the yield on the AIG Note Basket was 21.97%. As of December 31, 2008, the date the Company revalued the asset and liability, the yields on the AIG notes averaged 11.76% reflecting AIG’s reduction in credit rating from “AA+” to “A+, negative watch”, AIG’s financial troubles, and changes in interest rates in the marketplace. This decrease in yield increased both the fair value of the credits in lieu of cash by $9,737,000 to $70,868,000 from an expected value of $61,131,000 assuming the yield had remained unchanged from September 30, 2008, and the fair value of the notes payable in credits in lieu of cash by $10,693,000 to $70,559,000 from an expected value of $59,866,000 assuming the yield had remained unchanged from September 30, 2008. The Company reduced the value of the credits in lieu of cash by an additional $309,000 to equal the value of the notes payable in credits in lieu of cash. The net change in fair value reported in the Company’s consolidated statement of operations for the year ended December 31, 2008 above was a loss of $8,000.

Changes in the future yield of the AIG issued debt selected for valuation purposes will result in changes to the fair values of the credits in lieu of cash and notes payable in credits in lieu of cash when calculated for future periods; these changes will be reported through the Company’s consolidated statements of operations.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3
Assets

Impaired loans	$3,467	$—	$—	$3,467

Servicing asset	2,282	—	—	2,282

Other real-estate owned	627	—	627	—

Total assets	$6,376	$—	$627	$5,749

Impaired loans

Impairment of a loan within the scope of SFAS 114 is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Impaired loans for which the carrying amount is based on fair value of the underlying collateral are included in assets and reported at estimated fair value on a non-recurring basis, both at initial recognition of impairment and on an on-going basis until recovery or charge-off of the loan amount. The determination of impairment involves management’s judgment in the use of market data and third party estimates regarding collateral values. Valuations in the level of impaired loans and corresponding impairment as defined under SFAS 114 affect the level of the reserve for loan losses.

Servicing asset

The estimated fair value of servicing assets is calculated by several methods, one of which is by an independent third party using an estimated cash flow model with observable inputs that affect the price of an asset/liability. This is considered a Level 3 valuation by the Company. Such inputs include:

•	Prime Rate – prime rate as of December 31, 2008.

•	Risk-Free Rate – yield curve on Treasury securities as of December 31, 2008.

•

Macroeconomic Projections – projections based on Macroeconomic Advisers’ Long-Term Economic Outlook published on January 14, 2009. Some of the key drivers are GDP growth, unemployment rates, and interest rates.

•	SBA 7(a) Historical Performance Data – the proprietary prepayment and default model is updated using historical data from 1983 through September 30, 2008 for the SBA 7(a) lending program.

Other real-estate owned (included in Prepaid expenses and other assets)

The estimated fair value of other real-estate owned is calculated using observable market information, including bids from prospective purchasers and pricing from similar market transactions where available. The value is generally discounted between 20-25% based on market valuations as well as expenses associated with securing our interests. Where bid information is not available for a specific property, the valuation is principally based upon recent transaction prices for similar properties that have been sold. These comparable properties share comparable demographic characteristics. Other real estate owned is generally classified within Level 2 of the valuation hierarchy.

NOTE 4—CREDITS IN LIEU OF CASH:

As discussed in Note 3, the Company adopted SFAS 157 concurrent with its adoption of SFAS 157 for certain of its assets and liabilities. As a result, credits in lieu of cash are valued at fair value as of December 31, 2008. Following is a summary of the credits in lieu of cash balance as of December 31, 2008 and 2007 (In thousands):

	2008	2007
Balance, beginning of year	$92,781	$106,425
SFAS 159 adoption loss	(4,013)	—
Add: Income from tax credit accretion (at fair value)	7,988	5,314
Less: Deliveries made	(18,958)	(18,958)
Fair value adjustment	(7,239)	—

Balance, end of year	$70,559	$92,781

NOTE 5—SBA LOANS:

SBA loans are primarily concentrated in the hotel and motel, and restaurant industries, as well as geographically in Florida. The components of SBA loans held for investment, net, as of December 31, 2008 and 2007 are as follows (In thousands):

	2008	2007
Gross loans receivable	$31,943	$31,924
Less: Allowance for loan losses	(3,420)	(2,196)
Less: Deferred origination fees, net	(1,611)	(1,833)

Total	$26,912	$27,895

The contractual maturities of SBA loans held for investment are as follows (In thousands):

	2008	2007
Due in one year or less	$61	$64
Due between one and five years	1,417	1,392
Due after five years	30,465	30,468

Total loans receivable, gross	$31,943	$31,924

All loans are priced at the Prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with the Company. As of December 31, 2008 and 2007, net SBA loans receivable held for investment with adjustable interest rates totaled $25,948,000 and $25,806,000, respectively.

For the years ended December 31, 2008 and 2007, the Company funded $26,487,000 and $43,468,000 in loans and sold approximately $14,163,000 and $34,277,000 of the guaranteed portion of the loans, respectively.

As of December 31, 2008, $38,032,000 of SBA loans are pledged as collateral against the current outstanding balance on the Company’s line of credit in addition to all other assets of NSBF.

The outstanding balances of loans past due 90 days or more and still accruing interest as of December 31, 2008 and 2007 totaled $626,000 and $273,000, respectively.

Loans by industry and geographic concentration that accounted for more than 5% of the outstanding gross loans receivable held for investment balance as of December 31, 2008 and 2007 were as follows (In thousands):

	2008		2007
Industry
Hotels and motels	$3,389		$4,575
Restaurants	4,741		4,881

State
Florida	$10,315		$8,992
New York	5,289		2,359
Texas	4,026		2,532
Pennsylvania	2,864		993	*
New Jersey	1,340	*	1,686

(*)	Amounts shown for comparative purposes and represents less than 5%.

Below is a summary of the activity in the allowance for loan losses for the years ended December 31, 2008 and 2007 (In thousands):

	2008	2007
Balance, beginning of year	$2,196	$2,332
Provision for loan losses	2,530	840
Loans charged-off	(1,347)	(1,001)
Recoveries	41	25

Balance, end of year	$3,420	$2,196

At December 31, 2008 and 2007, total impaired non-accrual loans amounted to $5,682,000 and $5,550,000, respectively. For the years ended December 31, 2008 and 2007, average balance of impaired non-accrual loans was $5,830,000 and $5,637,000, respectively. Approximately $2,294,000 and $1,008,000 of the allowance for loan losses were allocated against such impaired non-accrual loans, respectively, in accordance with SFAS 114.

Had interest on these impaired non-accrual loans been accrued, such interest would have totaled $443,000 and $602,000 for 2008 and 2007, respectively. Interest income, which is recognized on a cash basis, related to the impaired non-accrual loans for the years ended December 31, 2008 and 2007, was not material.

In 2007, the Company sold $2,909,000 of loans previously classified as held for investment for aggregate proceeds of $3,043,000. Gross realized gains of $134,000 have been recorded as premium income in the accompanying consolidated statements of operations. Also included in premium income in 2007 is $211,000 representing the allocated portion of the remaining deferred loan origination costs. The Company did not sell any loans classified as held for investment in 2008.

NOTE 6—INVESTMENTS IN QUALIFIED BUSINESSES:

The following table is a summary of investments included in Prepaid expenses and other assets on the consolidated balance sheet as of December 31, 2008, shown separately between their debt and equity components, and a summary of the activity for the years ended December 31, 2008 and 2007 (In thousands):

HELD TO MATURITY DEBT INVESTMENTS

Name of Investment	Original Amount	Balance at December 31, 2008	Interest Rate	Maturity Date
Bidco Loans (SBA participations)	N/A	$26	Various	Various
Autotask	500	308	Prime	December 2011
AQ2 Technologies, LLC	250	228	10%	October 2010
Flower Hill Advisers, LLC	100	46	4%	May 2009
Flower Hill Advisers, LLC	1,300	123	4.5%	July 2011
Ford’s Fine Foods, Inc	246	246	12%	May 2011
Ford’s Fine Foods, Inc	644	644	Prime + 2.75%	December 2011

Total		$1,621

	2008	2007
Principal Outstanding, beginning of year	$799	$5,301
Debt investments made	3,504	1,607
Return of principal, net of recoveries	(2,632)	(4,059)
Debt investment written off	(50)	—
Consolidation of NBC pursuant to FIN 46R	—	(2,050)

Principal Outstanding, end of year	$1,621	$799

COST INVESTMENTS

Name of Investment	Original Amount	Balance at December 31, 2008	Ownership %
Pinnacle	50	2	5%
Smart Pill	500	500	<1%

Total	$550	$502

	2008	2007
Total cost investments, beginning of year	$509	$542
Cost investments made	—	5
Return of principal	(7)	(38)

Total cost investments, end of year	$502	$509

The Company has not guaranteed any obligation of these investees, and the Company is not otherwise committed to provide further financial support for the investees. However, from time-to-time, the Company may decide to provide such additional financial support which, as of December 31, 2008 was zero. Should the Company determine that impairment exists upon its periodic review, and it is deemed to be other than temporary, the Company will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the consolidated statements of operations. As of December 31, 2008, the Company recorded a write down of $50,000 as a debt investment was deemed impaired upon periodic review and is included in other general and administrative costs in the consolidated statements of operations.

NOTE 7—PREPAID AND STRUCTURED INSURANCE:

On November 19, 1998, WA purchased a structured insurance product covering a ten-year period (the “Capco Policy”) from an “A+, negative watch” rated international insurance company (the “insurer”). This insurance provides for (i) the repayment, on the maturity date, of the note payable issued by WA to the Certified Investors in connection with the capitalization of WA (“Note”) (“Coverage A”) and (ii) the loss or recapture of the state tax credits delivered to the Certified Investors (“Coverage B”). Notwithstanding the insurer’s obligation, WA (the only Newtek Capco with such an obligation) remains primarily liable for repayment of the Note. Premiums for the Capco policy have been paid in full at inception and the Capco policy is non-cancelable. The Capco paid a total of $1,806,000 for the Capco Policy. The costs of Coverage A and B were $1,648,000 and $158,000, respectively. Under Coverage A, the insurer paid the principal amount of the Note, $2,674,000, on the maturity date in June 2008. Accordingly, the Company had recorded the Coverage A payment as an asset, called “structured insurance product”, and had been increasing the recorded amount through an accretion to interest income. For each of the years ended December 31, 2008, 2007 and 2006 the Company recorded $64,000, $128,000 and $106,000 as interest income. At the June 2008 Note maturity date when the asset balance was $2,674,000, the insurer paid the Certified Investors, and the Company reversed this asset balance in full with a corresponding reversal of the Note balance. As of December 31, 2008 and 2007, the balance on this note was $0 and $2,609,000, respectively.

On May 10, 2000, in conjunction with a supplemental funding, WA purchased another structured insurance product, or Capco Policy, covering an eight-year period, from an “A+, negative watch” rated international insurance company. This insurance provided for the same terms and conditions as the aforementioned initial insurance product as described above. The Company paid a total of $821,000 for this additional Capco Policy. The costs of Coverage’s A and B were $661,000 and $160,000, respectively. Under Coverage A, the insurer paid the principal amount of the Note, $1,136,000, on the maturity date in June 2008. For each of the years ended December 31, 2008, 2007 and 2006, the Company recorded $28,000, $72,000 and $33,000 as interest income, respectively. At the Note maturity date in June 2008, the insurer paid the Certified Investors the note balance of $1,136,000 and the Company reversed the asset balance in full with a corresponding reversal of the Note balance. As of December 31, 2008 and 2007, the balance on this note was $0 and $1,108,000, respectively.

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

For all Capcos (including WA), the Company also purchased (which in some cases has been financed through loans) Coverage B insurance which provides for the payment of cash in lieu of tax credits in the event the Capco becomes decertified. The Capcos remain primarily liable for the requirement to deliver tax credits (or make cash payments in lieu of tax credits not delivered). The amount paid for Coverage B was recorded as prepaid insurance and was being amortized to expense over the life of the Capco Policy through December 31, 2007. As discussed in Note 3, the Company (with the exception of WA) adopted SFAS 157 concurrently with SFAS 159 to value its prepaid insurance and, as a result, the unamortized cost relating to the credit enhancement ceased to be separately carried as an asset on the Company’s consolidated balance sheet and is incorporated in the notes payable in lieu of cash.

The Company’s Coverage B purchases and related amortization are summarized as follows and are included in Prepaid and Structured Insurance balances on the consolidated balance sheets as of December 31, 2008 and 2007 (In thousands):

	2008	2007
Balance, beginning of year	$11,021	$13,980
SFAS 159 adoption loss	(11,006)	—
Amortization of prepaid insurance (represents WA amortization)	(15)	(2,959)

Balance, end of year	$—	$11,021

All Capcos receive funding from the Certified Investors from the sales of notes, warrants or Company stock in an amount equal to or greater than the tax credits issued to the Capco. Regardless of the accounting treatment of the Capco insurance, the Certified Investors investment of certified capital in the Capcos equals the amount of tax credits they received.

NOTE 8—SERVICING ASSET:

The Company reviews capitalized servicing rights for impairment. This review is performed based on risk strata, which are determined on a disaggregated basis given the predominant risk characteristics of the underlying loans. The predominant risk characteristics are loan terms and year of loan origination.

The following summarizes the activity pertaining to servicing assets for the years ended December 31, 2008 and 2007 (In thousands):

	2008	2007
Balance, beginning of year	$3,099	$3,252
Servicing assets capitalized	160	806
Servicing assets amortized	(977)	(959)

Balance, end of year	2,282	3,099

Reserve for impairment of servicing assets:
Balance, beginning of year	(381)	(261)
Additions	—	(120)
Deletions	381	—

Balance, end of year	—	(381)

Balance, end of year	$2,282	$2,718

For the years ended December 31, 2008, 2007 and 2006, servicing fees received on the Company’s SBA 7(a) originated portfolio totaled $1,613,000, $1,739,000 and $1,932,000, respectively. The Company also performs servicing functions on loans originated by other SBA lenders. The Company does not retain any risk on such portfolios and earns servicing fees based upon a mutually negotiated fee per loan. The total servicing fee income recognized for loans serviced for others in 2008 and 2007 was $165,000 and $210,000, respectively. There was no income of this nature in 2006.

The estimated fair value of capitalized servicing rights was $2,283,000 and $2,718,000 at December 31, 2008 and 2007, respectively. The estimated fair value of servicing assets at December 31, 2008 was determined using a discount rate of 16.8%, weighted average prepayment speeds ranging from 1% to 18%, depending upon certain characteristics of the loan portfolio, weighted average life of 3.2 years, and an average default rate of 5%. The estimated fair value of servicing assets at December 31, 2007 was determined using a discount rate of 11.2%, weighted average prepayment speeds ranging from 1% to 23%, depending upon certain characteristics of the loan portfolio, weighted average life of 3 years, and an average default rate of 4.9%. The Company uses an independent valuation specialist to estimate the fair value of the servicing asset.

The unpaid principal balances of loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $141,587,000 and $155,182,000 as of December 31, 2008 and 2007, respectively.

NOTE 9—FIXED ASSETS:

The Company’s fixed assets are comprised of the following at December 31, 2008 and 2007 (In thousands):

	2008	2007
Computer and office equipment	$3,674	$3,128
Furniture and fixtures	556	552
Leasehold improvements	348	301
Computer software and website	1,589	1,506
Computer servers & storage	8,372	6,562

	14,539	12,049
Accumulated depreciation and amortization	(9,477)	(6,616)

Net fixed assets	$5,062	$5,433

Depreciation and amortization expense for fixed assets for the years ended December 31, 2008, 2007 and 2006 was $3,040,000, $2,742,000 and $2,333,000, respectively.

NOTE 10—GOODWILL AND OTHER INTANGIBLES:

The net carrying value of goodwill as of December 31, 2008 and 2007 by segment is as follows (In thousands):

	2008	2007
Electronic Payment Processing	$3,004	$3,004
Web hosting	7,203	7,203
Capco	—	206
Corporate activities	179	103
Small business finance (NBC)	1,706	2,480

Total goodwill	$12,092	$12,996

Other intangible assets as of December 31, 2008 and 2007 are comprised of the following (In thousands):

	2008	2007
Customer merchant accounts	$16,894	$16,167
Trade name (indefinite lived)	550	550
Established book of business	186	186
Developed technologies	466	466
Non compete agreements	18	18
Other	95	95

	18,209	17,482
Accumulated amortization	(12,113)	(8,653)

Net intangible assets	$6,096	$8,829

The increase in the gross carrying amount of Other Intangibles is mainly due to the purchase of customer merchant accounts during 2008 of approximately $727,000. Established book of business, developed technologies and other have all been fully amortized as of December 31, 2008 and are still in use.

Customer accounts are being amortized over a 55 to 66 month period. Other intangibles (excluding the tradename which has an indefinite life and is subject to impairment review) are being amortized over a period ranging from 18 to 36 months. Total amortization expense included in the accompanying consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 was $3,561,000, $2,856,000 and $2,337,000, respectively.

Total expected amortization expense for the next five fiscal years and thereafter are as follows (In thousands):

December 31,	Customer Accounts	Other Intangibles
2009	$2,092	$3
2010	1,475	—
2011	1,271	—
2012	545	—
2013	148	—
Thereafter	15	—

	$5,546	$3

Based upon the Company’s performance of the impairment tests using the fair value approach of the discounted cash flow method, the Company determined that goodwill was impaired in the amounts of $980,000 and $162,000 for the years ended December 31, 2008 and 2007, respectively, of which $774,000 and $0, respectively, relates to the small business finance segment and $206,000 and $162,000, respectively, relates to the Company’s Capco segment and has recorded this charge in the accompanying consolidated statements of operations. The Small business finance segment goodwill write-down was required although management has implemented significant cost saving measures as well as brought in new management to increase business at NBC. Such initiatives have not yet materialized to a significant level to support the goodwill recorded at the time of acquisition.

For the years ended December 31, 2008, 2007 and 2006, the Company also determined impairments related to its customer merchant accounts of $488,000, $0 and $85,000, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of operations.

NOTE 11—NOTES PAYABLE:

Notes payable, other than bank notes payable discussed in Note 12, consist of the following as of December 31, 2008 and 2007 (In thousands):

	2008	2007
Notes payable – Certified investors	$—	$3,968
Notes payable – AI credit	—	732

	$—	$4,700

Certified investors:

In June 1998 WA issued a note and a warrant to a Certified Investor for a total amount of $2,674,000. The Capco’s interest obligations under the note are as described in Note 13.

Of the total proceeds, the Company allocated $2,609,000 to the note and $65,000 to the warrant. The Company initially recorded the note at $2,609,000 and has been increasing such amount via an accretion to interest expense. For the years ended December 31, 2008, 2007 and 2006, the Company recorded $143,000, $274,000 and $274,000 of interest expense for such accretion, respectively. The interest rate on this note was 10%. The note matured in June 2008. The note balance was $2,674,000 and the Insurer paid this amount to the Certified Investor.

In May 2000, WA issued an additional note to a Certified Investor for total proceeds of $1,252,000. This note has been recorded at its face amount of $1,136,000, which is the amount payable at maturity in 2008. For the years ended December 31, 2008, 2007 and 2006, the Company recorded $81,000, $151,000 and $146,000 of interest expense for such accretion, respectively. The interest rate on this note was 10%. The excess of the proceeds over the face amount, or $116,000, was amortized to income over the term of the note.

As described in Note 13, although WA purchased Coverage A, the Note purchase agreements were structured such that WA is primarily liable for the repayment of the total amount of principal on the notes payable to the Certified Investors. As such, WA was required to recognize a liability in the amount of its primary liability under the note. All of Newtek’s other Capcos, due to the concurrent purchase of the Capco Policies on or before the dates the notes were issued, are not primarily liable for a portion of the notes issued to the Certified Investors, as more fully described in Note 13.

As discussed in Note 7, at the June 2008 Note maturity date, the insurer paid the Certified Investors, and the Company reversed this liability balance in full with a corresponding reversal of the Structured Insurance Product balance.

AI Credit:

Several Capcos borrowed funds from a finance company, AI Credit, to finance a portion of the total premiums due to an insurance company upon the creation of the Capco. The outstanding balance as of December 31, 2008 and 2007 (In thousands):

Capco	Original Principal	Interest Rate	Balance Outstanding at December 31, 2008:	Balance Outstanding at December 31, 2007:
WNYV	$1,000	9.65%	$—	$732

Total interest expense on these notes for the years ended December 31, 2008, 2007 and 2006 was $49,000, $182,000, and $713,000. Total accrued interest as of December 31, 2008 and 2007 was $0 and $52,000 and is included in accounts payable and accrued expenses in the consolidated balance sheet.

This Note was collateralized by the assets of the respective Capco. The Company borrowed these funds to assist in paying the premium for the Capco insurance and thus providing greater liquidity in the Capco. These additional borrowings enabled the Capcos to have more cash available to make additional qualified investments. The borrowings can be repaid from the proceeds of returns to the Capcos through principal and interest on debt investments and returns of, or on, equity from investments made or cash flows from operations. AI Credit, as well as the insurers for the Capco insurance policies, are subsidiaries of AIG.

NOTE 12—BANK NOTES PAYABLE (LINES OF CREDIT):

In September 2005, NSBF closed a $75,000,000 senior revolving loan transaction with General Electric Capital Corp. (“GE”), which is in place until August 1, 2009. This facility is primarily utilized to originate and warehouse the guaranteed and unguaranteed portions of loans under the SBA 7(a) loan program and for other working capital purposes. In February 2006, GE and NSBF entered into a First Amendment to the GE Line of Credit Agreement. The amendment made adjustments to various financial covenants, including a net-worth maintenance level that NSBF had breached. GE waived, upon the effectiveness of the amendment, specific defaults that would have resulted from the terms of the original agreement. In December 2006, the parties entered into a Second Amendment, decreasing the line to $50,000,000 and extending the term by one year, through September 2009, in addition to making adjustments to various financial covenants and interest rates. In October 2008, NSBF entered into a Third Amendment to its Credit Agreement with GE that made certain changes to the terms of the warehouse lending facility, including minimum capital base maintenance levels and increasing the interest rate by 50 basis points immediately to LIBOR plus 300 basis points or the Prime rate plus 75 basis points with an increase of an additional 25 basis points on January 1, 2009 and each quarter thereafter. In December 2008, NSBF entered into a Fourth Amendment, Consent and Waiver to the Credit Agreement which made certain changes to the terms of the warehouse lending facility provided to NSBF. These changes included decreasing the line to $35,000,000 with a reduction of $1,000,000 every month thereafter commencing on February 1, 2009 through the termination date, a reduction of the advance rate on the guaranteed portions of SBA 7(a) loans, increasing the interest rate immediately to the three month LIBOR plus

400 basis points or the Prime rate plus 200 basis points, whichever is higher, with an increase of an additional 25 basis points on January 1, 2009 and each quarter thereafter. Additionally, a default in one of the financial covenants of the Credit Agreement as of September 30, 2008 was waived in connection with the execution of the Fourth Amendment. As of December 31, 2008, NSBF had $21,513,000 outstanding on the line of credit. The line is collateralized by the unguaranteed portions and the guaranteed portions of the held-for-sale portion of the SBA loans receivable made by NSBF in addition to all assets of NSBF. The interest rate at December 31, 2008 was 5.25%. Interest on the line is payable monthly in arrears. Through December 31, 2008, NSBF has capitalized $2,036,000 of deferred financing costs attributable to the GE facility, of which $1,815,000 has been amortized. The net balance of $221,000 is included in other assets in the accompanying balance sheet. Amortization for the year ended December 31, 2008 was $566,000 and is included in interest expense in the accompanying consolidated statements of operations. In connection with the signing of the Fourth Amendment, NSBF also incurred an approximate $111,000 write-off of the deferred financing costs associated with the GE line. The agreement includes such financial covenants as minimum capital base thresholds, senior-charge ratios, limitations on capital expenditures and charge-offs, in addition to loan loss reserve requirements. If GE were to take certain actions in respect of any future default, it may have a materially negative impact on our SBA lending business and the Company itself. The GE line of credit expires August 31, 2009. There can be no assurance that we will be able to renew our credit line with GE, or that we will be able to negotiate an alternate arrangement. Failure to obtain financing would have a material adverse effect on our business.

In February 2007, NBC closed a two year $10,000,000 line of credit with Wells Fargo. In October 2008, NBC entered into a Second Amendment to its Credit and Security Agreement with Wells Fargo that extends the $10,000,000 facility by three years to February 2012. This facility will be used to purchase receivables and for other working capital purposes. As of December 31, 2008, NBC had $1,984,000 outstanding under the line of credit. The interest rate is set at 7.50% or Prime plus 2.50%, whichever is higher, with interest on the line being paid monthly in arrears and on a minimum outstanding line balance of $2,000,000. Under the Second Amendment, once NBC exceeds $2,000,000 outstanding under the line of credit, Wells Fargo allows for two alternatives for interest rates, the Prime interest rate plus 2.50%, with a minimum of 7.50% or Base LIBOR plus 3.50%. Total interest expense for the year ended December 31, 2008 was approximately $186,000. The line is collateralized by the receivables purchased, as well as all other assets of the Company. The interest rate at December 31, 2008 was 7.50%. Through December 31, 2008, NBC has capitalized $198,000 of deferred financing costs attributable to the Wells Fargo line of which $125,000 has been amortized. The net balance of $73,000 is included in other assets in the accompanying balance sheet. Amortization for the year ended December 31, 2008 was $64,000 and is included in interest expense in the accompanying consolidated statements of operations. The agreement includes such financial covenants as minimum tangible net worth, minimum quarterly net income and minimum quarterly net cash flow.

In October 2007, NTS entered into a Loan and Security Agreement with Capital One Bank which provides for a revolving credit facility of up to $10,000,000 available to both NTS and the Company, for a term of two years. The line may be used for working capital and acquisition needs within the Company’s business lines; loans for acquisitions having a five-year repayment term. The interest rate is LIBOR plus 2.5%, and the agreement also includes a quarterly facility fee equal to 25 basis points on the unused portion of the Revolving Credit calculated as of the end of each calendar quarter. The agreement includes such financial covenants as a minimum fixed charge coverage ratio and a maximum funded debt to EBITDA. NTS capitalized $65,000 of deferred financing costs attributable to the Capital One line. Amortization for the year ended December 31, 2007 was $8,000 and is included in interest expense in the accompanying consolidated statements of operations. In connection with the loan, on October 19, 2007 Newtek Business Services, Inc. entered into a Guaranty of Payment and Performance with Capital One Bank and entered into a Pledge Agreement with Capital One Bank pledging all NTS stock as collateral. As of December 31, 2008 and 2007, $2,500,000 of the line was outstanding. Total interest expense for the year ended December 31, 2008 and 2007 was approximately $51,000 and $6,000, respectively.

NOTE 13—NOTES PAYABLE IN CREDITS IN LIEU OF CASH:

Each Capco has separate contractual arrangements with the Certified Investors obligating the Capco to make payments on the Notes.

At the time the Capcos obtained the proceeds from the issuance of the Notes, Capco warrants or Company common shares to the Certified Investors, the proceeds were deposited into escrow accounts which required that the insurance contracts be concurrently and simultaneously purchased from the insurer before the remaining proceeds could be released to and utilized by the Capco. The Capco Note agreements require, as a condition precedent to the funding of the Notes that insurance be purchased to cover the risks associated with the operation of the Capco. This insurance is purchased from American International Specialty Lines Insurance Company and National Union Fire Insurance Company of Pittsburgh, both subsidiaries of American International Group, Inc. (AIG), an international insurer. AIG and these subsidiaries are “A+, negative watch” credit rated by Standard & Poor’s. In order to comply with this condition precedent to the funding, the Notes closing is structured as follows: (1) the Certified Investors wire the proceeds from the Notes issuance directly into an escrow account; (2) the escrow agent, pursuant to the requirements under the Note and escrow agreement, automatically and simultaneously funds the purchase of the insurance contract from the proceeds received. The Notes offering cannot close without the purchase of the insurance, and the Capcos are not entitled to the use and benefit of the net proceeds received until the escrow agent has completed the payment for the insurance. Under the terms of this insurance, the insurer incurs the primary obligation to repay the Certified Investors a substantial portion of the debt as well as to make compensatory payments in the event of a loss of the availability of the related tax credits. These insurance contracts are similar to those described in Note 7, however, the Coverage A portion of these contracts makes the insurer primarily obligated for a portion of the liability.

The Capcos, however, are secondarily, or contingently, liable for such payments. The Capco, as a secondary obligor, must assess whether it has a contingency under the provisions of Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” to record on the date of issuance and at every reporting date thereafter until the insurer makes all their required payments. At December 31, 2008, management has concluded that the likelihood of the Capcos becoming primarily liable for the payments required to be made by the insurer under Coverage A on the Notes is remote (i.e., the insurer failing to make payment), because the insurer, a subsidiary of a major multi-national insurance company, has a claims paying ability having the rating “A+, negative watch,” the highest available. The contingent obligation (the portion incurred by the insurer due to the purchase of the insurance) must be recorded at fair value, which the Company has assessed at zero at December 31, 2008 and 2007.

The Coverage B portion of these contracts is similar to the coverage described in Notes 7 and 11.

The total amount of principal repayments due to Certified Investors in 2009 for which the Company’s Capcos are secondarily liable is $70,451,000.

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

As discussed in Note 3, the Company adopted SFAS 159 concurrent with its adoption of SFAS 157 effective January 1, 2008 for valuing Notes payable in lieu of cash with the exception of Wilshire Advisers, LLC. Following is a summary of activity of Notes payable in credits in lieu of cash balance for the years ended December 31, 2008 and 2007 (In thousands):

	2008	2007
Balance, beginning of year	$79,085	$86,332
SFAS 159 adoption loss	8,859	—
Add: Accretion of interest expense	10,031	11,330
Less: Deliveries of tax credits	(18,577)	(18,577)
Fair value adjustment	(8,839)	—

Balance, end of year	$70,559	$79,085

Under the Note agreements, no interest is paid by the Capcos in cash provided that the Certified Investors receive the uninterrupted use of the tax credits. The Certified Investors acknowledge, in the Note agreements, that the insurer is primarily responsible for making the scheduled cash payments as provided in the Notes.

NOTE 14—MINORITY INTEREST:

The minority interest held by the investees, in the form of warrants entitle the holders to purchase, for a $0.01 exercise price, an interest in a Capco or Capco fund. The values ascribed to the warrants issued to the Certified Investors and the Insurer have been recorded as minority interests. In addition, certain minority interests have already been acquired by minority shareholders. A portion of the initial proceeds received from the Certified Investors is allocated to the warrants using a discounted cash flow method. The following is the aggregate percentage interest of the minority shareholders in each respective Capco or Capco fund as of December 31, 2008 and 2007 (In thousands):

Capco or Capco Fund	% Interest	2008	2007
WP, Florida	5.74%	$398	$522
WI, Wisconsin	2.44%	192	226
WLA, Louisiana	10.98%	110	247
WNY II, New York	18.00%	175	249
WLPII, Louisiana (a Capco fund)	4.50%	10	19
WNY III, New York	6.90%	427	704
WAP, Alabama	0.10%	3	4

Total Capco		1,315	1,971
WNYIV, New York	—	1,000	1,000
NSBF	—	—	2,000
Other	—	(7)	(1)

Total		$2,308	$4,970

In January 2003, NSBF issued preferred stock to Credit Suisse First Boston Management Corporation, (“CSFB”), for cash proceeds of $2,000,000. The Company accounted for this issuance of preferred stock of a subsidiary as an increase to its minority interest liability in the accompanying consolidated balance sheets as of December 31, 2007. In December 2008 the Company bought CSFB’s 20% interest for $200,000. As a result, the Company recorded the amount in excess of par, or $1,800,000, as an addition to paid-in capital.

In April 2007, NBC, a subsidiary of WNYIV, converted $1,000,000 of debt payable to Exponential of New York, LLC, a related party, to preferred stock. The Company has accounted for this issuance of preferred stock of a subsidiary as an increase to its minority interest liability in the accompanying consolidated balance sheet as of December 31, 2008 and 2007.

NOTE 15—COMMITMENTS AND CONTINGENCIES:

Operating and Employment Commitments

The Company leases office space and other office equipment in several states under operating lease agreements which expire at various dates through 2017. Those office space leases which are for more than one year generally contain scheduled rent increases or escalation clauses.

The following summarizes the Company’s obligations and commitments, as of December 31, 2008, for future minimum cash payments required under operating lease and employment agreements (In thousands):

Year	Operating Leases *	Employment Agreements	Total
2009	$3,900	$1,449	$5,349
2010	3,878	170	4,048
2011	3,843	—	3,843
2012	3,357	—	3,357
2013	2,603	—	2,603
Thereafter	2,875	—	2,875

Total	$20,456	$1,619	$22,075

*	Minimum payments have not been reduced by minimum sublease rentals of $2,811,000 due in the future under noncancelable subleases.

Rent expense for 2008, 2007 and 2006 was approximately $2,995,000, $2,903,000 and $1,785,000, respectively.

Under the terms of a service agreement between Universal Processing Services of WI (d/b/a Newtek Merchant Solutions of WI, “NMS-WI”), its primary processing bank and its merchant processor, NMS-WI is required to pay minimum fees during each 12-month period, as defined in the service agreement, to the merchant processor. The minimum fees for the 12-month period ending May 31, 2009 are to be equal to at least 100% of the fees paid during the preceding 12-month period, or $3,179,000. For the seven months ended December 31, 2008 and 2007, fees paid under the agreement by NMS-WI totaled $2,035,000 and $1,342,000, respectively. The Company estimates that its fee payments under the agreement in the normal course of its business will meet or exceed the minimum required amount to be paid for the year ending May 31, 2009.

Legal Matters

During the normal course of business, the Company and its subsidiaries are parties to various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel, as to the outcome of the claims. In management’s opinion, final disposition of all such claims will not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

NOTE 16—COMMON STOCK

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

NOTE 17—WARRANTS:

In March 2008, a warrant was granted to purchase 50,000 shares of the Company’s common stock to a firm performing investor relations for the Company. The warrant vested in September 2008 with an exercise price of $2.00 and expires in March 2018. At the vesting date, the warrant was valued at $12,000. The compensation cost that has been charged to operations for this warrant for the year ended December 31, 2008 was $12,000 and is included in other operating costs in the accompanying consolidated statements of operations. The fair value of each warrant award is estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions: 10 year expected life, risk-free interest rate of 3.45% and expected volatility of the Company’s stock of 63.76%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The risk-free rate for periods during the expected life of the warrant is based on the U. S. Treasury yield curve in effect at the time of grant. The expected term was determined based on the contractual term of the warrant. In accordance with EITF 96-18, the Company adjusted the value of the warrant to fair value at each measurement date through the date of vesting, which was September 15, 2008.

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

In March 2006, the Newtek Board of Directors adopted a stock buy-back program authorizing management to enter the market to re-purchase up to 1,000,000 of the Company’s common shares. As of December 31, 2008, the Company has purchased a total of 633,152 treasury shares under that authorization. In addition, 472,814 shares that were held by an affiliate were issued to the Company as settlement of an outstanding liability.

NOTE 19—EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common share equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive (In thousands, except for per share data).

The calculations of Net (Loss) Income Per Share were:	YEAR ENDED DECEMBER 31,
	2008	2007	2006
Numerator:
Numerator for basic and diluted EPS—loss from continuing operations	$(10,463)	$(10,729)	$(2,628)
Numerator for basic and diluted EPS—(loss) income from discontinued operations	—	(490)	508

Numerator for basic and diluted EPS—loss available to common share holders	$(10,463)	$(11,219)	$(2,120)

Denominator:
Denominator for diluted EPS—weighted average shares	35,738	35,817	34,875

Net loss per share from continuing operations: Basic and diluted	$(0.29)	$(0.30)	$(0.08)
Net loss (earnings) per share from discontinued operations: Basic and diluted	—	(0.01)	0.02

Net loss per share: Basic and diluted	$(0.29)	$(0.31)	$(0.06)

The amount of anti-dilutive shares/units excluded from above is as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
Stock options	1,761	573	1,114
Warrants	262	212	217
Contingently issuable shares	394	474	583

NOTE 20—INCOME FROM TAX CREDITS:

Each Capco has a contractual arrangement with a particular state or jurisdiction that legally entitles the Capco to earn and deliver tax credits (ranging from 4% to 11% per year) from the state or jurisdiction upon satisfying certain criteria. During the year ended December 31, 2006, certain of the Company’s Capcos satisfied certain investment benchmarks and the related recapture avoidance percentage requirements and accordingly, earned a portion of the tax credits. In addition, in fiscal 2008, 2007 and 2006, the Company recognized income from tax credits resulting from the accretion of the discount attributable to tax credits earned in prior years. As the tax credits are delivered to the Certified Investors, the asset balance is offset against notes payable in credits in lieu of cash. As discussed in Note 3, the Company adopted SFAS 157 concurrently with the adoption of SFAS 159 on January 1, 2008 to value its credits in lieu of cash balance. As a result, the income from tax credit accretion for the year ended December 31, 2008 has been valued at fair value. The total income from tax credits recognized in revenues in the consolidated statement of operations was $7,988,000, $5,314,000 and $15,607,000 for the years ended December 31, 2008, 2007 and 2006. The following table provides a detail of income from tax credits from accretion and amounts earned from satisfying certain investment benchmarks (In thousands):

	2008	2007	2006
Income from tax credits:
Income tax credit accretion	$7,988	$5,314	$5,139
Earned income tax credits from satisfying investment benchmarks	—	—	10,468

Total	$7,988	$5,314	$15,607

NOTE 21—INCOME TAXES:

(Benefit) provision for income taxes for the years ended December 31, 2008, 2007 and 2006 is as follows (In thousands):

	2008	2007	2006
Current:
Federal	$334	$36	$102
State and local	599	164	253

	933	200	355

Deferred:
Federal	(2,536)	(5,817)	(522)
State and local	(447)	(1,026)	(92)

	(2,983)	(6,843)	(614)

Total benefit for income taxes	$(2,050)	$(6,643)	$(259)

The (benefit) provision for income taxes is included in the Company’s consolidated statements of operations as follows (In thousands):

	2008	2007	2006
Continuing operations	$(2,050)	$(6,375)	$(581)
Discontinued operations	—	(268)	322

Total benefit for income taxes	$(2,050)	$(6,643)	$(259)

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate (34%) to the benefit for income taxes for the years ended December 31, 2008, 2007 and 2006 is as follows (In thousands):

	2008 Benefit	2007 Benefit	2006 Benefit
Benefit for income taxes at U.S. federal statutory rate of 34%	$(4,441)	$(5,956)	$(1,239)
State and local taxes, net of federal benefit	(52)	(937)	149
Permanent differences	116	(51)	(86)
Deferred tax asset valuation allowance increase	2,282	478	408
Other	45	91	187

Total benefit for income taxes	$(2,050)	$(6,375)	$(581)

The deferred tax asset valuation allowance increase excludes the impact of the rate differential on a subsidiary that is not included in the consolidated tax group. In 2008 and 2007, that impact was a benefit of $518,000 and $399,000, respectively. In 2006, the impact was not material.

Deferred tax assets and liabilities consisted of the following at December 31, 2008 and 2007 (In thousands):

	2008	2007
Deferred tax assets:
Net operating losses and suspended losses	$20,810	$18,792
Prepaid insurance	3,236	—
Loan loss reserves	387	440
Flow through of deferred items from investments in qualified businesses	1,358	1,614
Deferred compensation	223	174
Book / tax gains on investments	751	—
Interest payable in credits in lieu of cash	2,310	—
Depreciation and amortization	1,052	321
Other	1,124	1,177

Total deferred tax assets before valuation allowance	31,251	22,518
Less: Valuation allowance	(5,343)	(2,543)

Total deferred tax assets	25,908	19,975

Deferred tax liabilities:
Credits in lieu of cash	(31,252)	(37,217)
Interest payable in credits in lieu of cash	—	(638)

Total deferred tax liabilities	(31,252)	(37,855)

Net deferred tax liability	$(5,344)	$(17,880)

As of December 31, 2008, the Company had net operating losses of $7,270,000 which will expire beginning in 2020, and $42,553,000 of suspended partnership losses, which will never expire. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. The Company has a valuation allowance against approximately $3,833,000 and $2,157,000 on net deferred tax assets attributable to NSBF in 2008 and 2007, respectively, and approximately $682,000 and $262,000 of net deferred tax assets attributable to NBC at December 31, 2008 and 2007, respectively. The Company also established a valuation allowance due to the inability to realize a portion of suspended losses at NIA and certain capcos of approximately $828,000 and $125,000 for the years ended December 31, 2008 and 2007, respectively. The Company ultimately believes it will utilize the NOLs and suspended losses, but currently there is not subjective evidence to allow the Company to do so.

There was no valuation allowance for the remaining deferred tax assets as management believes that it is more likely than not that the deferred tax assets will be realized, based on previously reported financial statement income which will become taxable income in the future.

In connection with its acquisition of Comcap Holdings (“Comcap”) on December 31, 2002, the Company acquired net operating loss carryforwards of approximately $8,700,000 which begin expiring in 2020. In connection with the related purchase accounting, the Company established a valuation allowance for the full amount of the related net deferred tax asset acquired from NSBF as management has determined that it its uncertain as to whether such asset will be utilized in the future. Pursuant to Section 382 of the Internal Revenue Code, NSBF experienced an ownership change on December 31, 2002 at the end of the business day. NSBF is therefore subject to an annual limitation of approximately $255,000 on deductions for NOL carryforwards. As of December 31, 2008, approximately $512,000 of the Section 382 losses had been utilized.

The Company analyzed its tax positions taken on their Federal and State tax returns for the open tax years 2005, 2006 and 2007. The Company used three levels of analysis in determining whether any uncertainties existed with respect to these positions. The first level consisted of an analysis of the technical merits of the position, past administrative practices and precedents, industry norms and historical audit outcome. The second level of analysis was used to determine if the threshold (more than 50%) was met for the tax filing position. The third level of analysis consisted of determining the probable outcome once it was determined that the threshold was met for the tax filing position. Based on our analysis, the Company determined that there were no uncertain tax positions and that the Company should prevail upon examination by the taxing authorities.

The Company’s operations have been extended to other jurisdictions. This extension involves dealing with uncertainties and judgments in the application of tax regulations in these jurisdictions. The final resolution of any tax liabilities are dependent upon factors including negotiations with taxing authorities in these jurisdictions and resolution of disputes arising from federal, state and local tax audits. Under FIN 48, the Company recognizes potential liabilities associated with anticipated tax audit issues that may arise during an examination. Interest and penalties that are anticipated to be due upon examination are recognized as accrued interest and other liabilities with an offset to interest and other expense. The Company determined that there were no uncertainties with respect to the application of tax regulations in these jurisdictions.

NOTE 22—BENEFIT PLANS:

Defined Contribution Plan

The Company’s employees participate in a defined contribution 401(k) plan (the “Plan”) adopted in 2004 which covers substantially all employees based on eligibility. The Plan is designed to encourage savings on the part of eligible employees and qualifies under Section 401(k) of the Internal Revenue Code. Under the Plan, eligible employees may elect to have a portion of their pay, including overtime and bonuses, reduced each pay period, as pre-tax contributions up to the maximum allowed by law. The Company may elect to make a matching contribution equal to a specified percentage of the participant’s contribution, on their behalf as a pre-tax contribution. For the years ended December 31, 2008 and 2007, the Company matched 50% of the first 2% of employee contributions.

NOTE 23—RELATED PARTY TRANSACTIONS:

During the years ended December 31, 2008, 2007, and 2006, the Company provided merchant processing for a company who has a board member that also resides on the board of the Company. Total revenue for the years 2008, 2007 and 2006 were approximately $16,000, $26,000 and $10,000, respectively. In addition, the Company recorded a receivable for the years ended December 31, 2008 and 2007 in the amount of $1,000 and $3,000, respectively.

During the years ended December 31, 2007 and 2006, the Company provided merchant processing for a company controlled by the father-in-law of the former President of the Company, in the approximate amounts of $234,000, and $108,000, respectively. In addition, the Company recorded a receivable for the year ended December 31, 2007 in the amount of $104,000.

During the year ended December 31, 2007, the Company used remote deposit capture services (“RDC” services) by a Company whose owner is the brother-in-law of the former President and CEO of one of the Company’s subsidiaries, NBC. The total expense for the year ended December 31, 2007 was $17,000.

NTS paid Mr. Uzzanti, its former CEO, rent for its principal office location in Phoenix, Arizona. The aggregate cost of the rental was approximately $251,000 for the year ended December 31, 2006. In addition, Mr. Uzzanti owned and controlled a software development company (“Smarter Tools”) which leases 200 square feet of space from NTS and provides software services to NTS. The space was rented through April 2006 at $24,000 per year which amount is paid by Smarter Tools through the provision of certain technological services to NTS. In addition, Smarter Tools provided services above the $24,000 annual rent. The total amount of payments to Smarter Tools during 2006 was $84,000.

The Company may also, from time to time, provide business services to family members or executives of the Company. These transactions are conducted at arms length and do not represent a material portion of the Company’s revenues.

NOTE 24—STOCK OPTIONS AND RESTRICTED STOCK GRANTED TO EMPLOYEES:

As of December 31, 2008, the Company had two share-based compensation plans, which are described below. The compensation cost that has been charged against operations for those plans was $264,000, $258,000 and $440,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in salaries and benefits in the accompanying consolidated statements of operations.

The Newtek Business Services, Inc. 2000 Stock Incentive and Deferred Compensation Plan, as amended, (the “2000 Plan”) currently provides for the issuance of awards of restricted shares or options for up to a maximum of 4,250,000 common shares to employees and non-employees. All restricted shares or options are issued at the fair market value on the date of grant. Options issued generally have a maximum term that ranges from 2 to 10 years and vesting provisions that range from 0 to 3 years. As of December 31, 2008, there are 1,301,000 shares available for future grant under this plan.

The Newtek Business Services, Inc. 2003 Stock Incentive Plan, as amended, (the “2003 Plan”) currently provides for the issuance of awards of restricted shares or options for up to a maximum of 1,000,000 common shares to employees and non-employees. All restricted shares or options are issued at the fair market value on the date of grant. Options issued generally have a maximum term that ranges from 2 to 10 years and vesting provisions that range from 0 to 3 years. As of December 31, 2008 there are 632,000 shares available for future grant under this plan.

A summary of stock option activity under the 2000 and 2003 Plans as of December 31, 2008 and changes during the year then ended are presented below:

Stock Options	Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding—December 31, 2007	1,097	$3.19
Granted	1,028	1.39
Exercised	—	—
Cancelled	(364)	2.38

Outstanding—December 31, 2008	1,761	$2.30	6.99	$—
Exercisable—December 31, 2008	1,006	$2.91	5.18	$—

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

During the year ended 2005, Newtek also granted four employees and one consultant an aggregate of 23,000 and 60,000 shares of restricted stock, respectively, valued at $305,000. The employee grants vest within 12 months and the consultants vested over five years. The fair market values of these grants were determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. The Company charged $56,000 in 2006 in connection with the vesting period associated with these grants. In November 2006, in connection with restructuring the consultant’s contract, 24,000 restricted units were canceled. All of the restricted stock with this consultant was vested at the date of restructuring of the consultant’s contract.

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

In connection with restricted stock grants in 2007, the Company issued 38,109 shares to three employees for the year ended December 31, 2008. The allocated portion of the related compensation costs associated with these grants was $30,000 for the year ended December 31, 2008.

In March 2008, Newtek granted its six independent directors an aggregate of 197,434 options valued at $87,000. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The options vest immediately and expire 10 years from the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions: 5 year expected life, risk-free interest rate of 2.51% and expected volatility of the Company’s stock of 53.48%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The risk-free rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected term was determined using the simplified method under Staff Accounting Bulletin No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies” (“SAB 107”).

In May 2008, Newtek granted certain of its employees an aggregate of 710,000 options valued at $369,000. Option awards were granted with an exercise price of $1.50 which exceeded the market price of the Company’s stock at the date of grant. The options vest on the second anniversary of date of grant and expire 10 years from the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions: 6 year expected life, risk-free interest rate of 3.10% and expected volatility of the Company’s stock of 53.98%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The risk-free rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected term was determined using the simplified method under SAB 107. Compensation cost charged to operations in connection with such grant was $97,000 for the year ended December 31, 2008.

In July 2008, Newtek granted certain employees an aggregate of 120,000 options valued at $42,000. Option awards were granted with an exercise price of $1.50 which exceeded the market price of the Company’s stock at the date of grant. The options vest on the second anniversary of date of grant and expire 10 years from the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions: 6 year expected life, risk-free interest rate of 3.20% and expected volatility of the Company’s stock of 54.66%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The risk-free rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected term was determined using the simplified method under SAB 107. Compensation cost charged to operations in connection with such grant was $8,000 for the year ended December 31, 2008.

A summary of the status of Newtek’s non-vested restricted shares as of December 31, 2008 and changes during the year then ended is presented below:

Non-vested Restricted Shares	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested—December 31, 2007	68	$1.84

Granted	—	$—

Vested and issued	(33)	$2.10

Forfeited	(25)	$1.59

Non-vested—December 31, 2008	10	$2.10

As of December 31, 2008, there was $238,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2000 and 2003 Plans. That cost is expected to be recognized ratably through July 2010.

The adoption of SFAS 123R during 2006 did not have a material impact, as all options were fully vested by December 31, 2005 except for one option grant in 2005 which yielded $28,500 of share-based compensation expense for the year ended December 31, 2006. The Company recognized an income tax benefit of $11,400 in connection with these options.

NOTE 25—SEGMENT REPORTING:

Operating segments are organized internally primarily by the type of services provided, and in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has aggregated similar operating segments into six reportable segments: Electronic payment processing, Web hosting, Small business finance, All other, Corporate and Capcos.

Effective in the first quarter of 2008, the Company made certain changes to its segment reporting to more accurately portray the operation of its businesses. For all segments other than Corporate, intercompany expenses are now charged to the user of the service with a resulting reduction in expense for the provider of the service; no revenue is recorded. Previously the provider showed the expense. This change will better match expenses to the revenues generated by a segment. In addition, the Company moved two finance-related businesses from its All other segment to the Small business finance segment and renamed it such. The new name better characterizes the financing services provided by the segment: the entities consolidated into the segment provide small- and medium-sized businesses with loans of various types including SBA 7(a) loans as well as receivables financing and earn fees for servicing loans for other lenders. Segment reporting for the current and previous periods reflect these changes.

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

The Web hosting segment consists of NTS, acquired in July 2004. NTS’s revenues are derived primarily from web hosting services and consist of web hosting and set up fees. NTS generates expenses such as professional fees, payroll and benefits, and depreciation and amortization, which are included in the respective caption on the accompanying consolidated statements of operations, as well as licenses and fees, rent, and general office expenses, all of which are included in other expenses in the respective caption on the consolidated statements of operations.

The Small business finance segment consists of Small Business Lending, Inc., a lender that primarily originates, sells and services government guaranteed SBA 7(a) loans to qualifying small businesses through its licensed SBA lender,; the Texas Whitestone Group which manages the Company’s Texas Capco and closes loans; and NBC which provides accounts receivable financing, billing and accounts receivable maintenance services to businesses. NSBF generates revenues from sales of loans, servicing income for those loans retained to service by NSBF and interest income earned on the loans themselves. The lender generates expenses for interest, professional fees, salaries and benefits, depreciation and amortization, and provision for loan losses, all of which are included in the respective caption on the consolidated statements of operations. NSBF also has expenses such as loan recovery expenses, loan processing costs, and other expenses that are all included in the other general and administrative costs caption on the consolidated statements of operations.

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

The following table presents the Company’s segment information for the years ended December 31, 2008, 2007 and 2006 and total assets as of December 31, 2008 and 2007 (In thousands):

(In thousands)

	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006
Third Party Revenue
Electronic payment processing	$63,356	$54,969	$43,250
Web hosting	18,088	16,237	13,610
Small business finance	7,353	11,857	10,076
Capcos	8,543	6,477	17,151
All Other	2,075	3,763	4,526
Corporate activities	5,831	4,052	4,507

Total reportable segments	105,246	97,355	93,120

Eliminations	(6,361)	(4,520)	(4,954)

Consolidated Total	$98,885	$92,835	$88,166

Inter Segment Revenue
Electronic payment processing	$87	$130	$398
Web hosting	182	166	108
Small business finance	863	54	138
Capco	1,877	2,153	709
All Other	804	1,340	767
Corporate activities	2,031	2,016	2,240

Total reportable segments	5,844	5,859	4,360
Eliminations	(5,844)	(5,859)	(4,360)

Consolidated Total	$—	$—	$—

Income (loss) before benefit (provision) for income taxes and discontinued operations
Electronic payment processing	$4,338	$2,632	$3,298
Web hosting	3,335	2,760	3,406
Small business finance	(6,148)	(476)	419
Capco	(6,726)	(13,130)	(5,048)
All Other	(1,994)	(281)	(418)
Corporate activities	(5,318)	(8,609)	(4,866)

Total reportable segments	(12,513)	(17,104)	(3,209)
Eliminations	—	—	—

Totals	$(12,513)	$(17,104)	$(3,209)

Depreciation and Amortization
Electronic payment processing	$2,729	$1,961	$1,463
Web hosting	3,230	3,032	2,421
Small business finance	1,123	1,126	955
Capco	44	40	26
All Other	95	180	271
Corporate activities	371	260	178

Totals	$7,592	$6,599	$5,314

	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006
Interest (income) expense, net
Electronic payment processing	$(78)	$(193)	$(131)
Web hosting	59	307	572
Small business finance	(537)	(1,027)	(1,090)
Capco	8,242	10,869	12,235
All Other	(159)	(657)	(757)
Corporate activities	5	7	11

Consolidated total	$7,532	$9,306	$10,840

Identifiable assets
Electronic payment processing	$15,432	$16,234
Web hosting	14,080	17,220
Small business finance	48,361	44,955
Capco	81,074	125,931
All Other	7,515	10,942
Corporate activities	3,065	2,534

Consolidated total	$169,527	$217,816

NOTE 26—QUARTERLY INFORMATION (UNAUDITED):

The following table sets forth certain unaudited consolidated quarterly statement of operations data from the eight quarters ending December 31, 2008. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below. In addition, the amounts below have been restated to reflect the results of discontinued operations. The consolidated quarterly data should be read in conjunction with the current audited consolidated statements and notes thereto. The total of the quarterly EPS data may not be indicative of full year results.

2008	Three Months Ended (In Thousands, except Per Share Data)
	3/31	6/30	9/30	12/31
Total Revenue	$23,520	$24,630	$24,243	$26,492
Loss before benefit for income taxes	$(3,933)	$(2,506)	$(2,691)	$(3,383)
Net loss	$(2,695)	$(1,982)	$(2,747)	$(3,039)
Loss per share—Basic and diluted	$(0.08)	$(0.06)	$(0.08)	$(0.07)

2007	Three Months Ended (In Thousands, except Per Share Data)
	3/31	6/30	9/30	12/31
Total Revenue	$21,809	$23,411	$23,067	$24,548
Loss from continuing operations before benefit for income taxes and discontinued operations	$(4,066)	$(2,818)	$(4,632)	$(5,588)
Loss before discontinued operations	$(2,694)	$(2,101)	$(4)	$(5,930)
Net loss	$(2,899)	$(2,387)	$(3,967)	$(1,966)
Loss per share—Basic and diluted	$(0.08)	$(0.07)	$(0.11)	$(0.05)

Report of Independent Registered Public Accounting Firm

on Financial Statement Schedule

To the Board of Directors and Shareholders of

Newtek Business Services, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 18, 2009 appearing in the 2008 Annual Report to Shareholders of Newtek Business Services, Inc and its Subsidiaries (which report and consolidated financial statements are included herein in this Annual Report on Form 10-K) also included audits of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ J.H. Cohn LLP

Jericho, New York

March 20, 2009

Newtek Business Services, Inc.

Schedule II—Valuation and Qualifying Accounts

For the year ended December 31, 2008

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
Loan Loss Reserves	$2,196,000	$2,530,000	$41,000	$(1,347,000)	$3,420,000
Valuation allowance for deferred tax assets	$2,543,000	703,000	2,097,000	—	$5,343,000

Newtek Business Services, Inc.

Schedule II—Valuation and Qualifying Accounts

For the year ended December 31, 2007

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
Loan Loss Reserves	$2,332,000	$840,000	$25,000	$(1,001,000)	$2,196,000
Valuation allowance for deferred tax assets	$1,666,000	—	1,050,000	(173,000)	$2,543,000

Newtek Business Services, Inc.

Schedule II—Valuation and Qualifying Accounts

For the year ended December 31, 2006

Column A	Column B	Column C			Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Deductions	Balance at End of Period
Loan Loss Reserves	$2,304,000	$405,000	$88,000	[1]	$(465,000)[2]	$2,332,000
Valuation allowance for deferred tax assets	$4,960,000	—	541,000		(133,000)[3]
					(3,702,000)[4]	$1,666,000

[1]	Recovery of previously written off accounts.
[2]	Uncollectible accounts written off.
[3]	Recognition of previously reserved deferred tax asset.
[4]	Reclassification of Section 382 losses attributable to NSBF.