Form 10-Q
period 2009-03-31
NEWTEK BUSINESS SERVICES INC
filed 2009-05-13
CIK 1094019

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒

As of May 8, 2009, there were 37,031,656 of the Company’s Common Shares issued and outstanding.

Item 1.	Financial Statements

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(In Thousands, except for Per Share Data)

	2009	2008
Operating revenues	$24,121	$23,520

Operating expenses:
Electronic payment processing costs	12,944	12,225
Salaries and benefits	4,810	6,579
Interest	2,517	2,290
Depreciation and amortization	1,649	1,809
Provision for loan losses	424	439
Other general and administrative costs	4,392	4,213

Total operating expenses	26,736	27,555

Operating loss before fair market value adjustment and benefit for income taxes	(2,615)	(4,035)
Net change in fair market value of credits in lieu of cash and notes payable in credits in lieu of cash	537	—

Loss before benefit for income taxes	(2,078)	(4,035)
Benefit for income taxes	1,014	1,238

Net loss	(1,064)	(2,797)

Net loss attributable to noncontrolling interests	88	102

Net loss attributable to Newtek Business Services, Inc.	$(976)	$(2,695)

Weighted average common shares outstanding - basic and diluted	35,625	35,869

Loss per share - basic and diluted	$(0.03)	$(0.08)

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2009 AND DECEMBER 31, 2008

(In Thousands, except for Per Share Data)

	March 31, 2009	December 31, 2008
	Unaudited	(Note 1)
ASSETS
Cash and cash equivalents	$16,491	$16,852
Restricted cash	9,382	8,366
Credits in lieu of cash	46,260	70,559
SBA loans held for investment (net of reserve for loan losses of $3,592 and $3,420, respectively)	25,861	26,912
Accounts receivable (net of allowance of $269 and $192, respectively)	4,674	5,175
SBA loans held for sale	—	6,133
Prepaid expenses and other assets (net of accumulated amortization of deferred financing costs of $2,238 and $2,122, respectively)	8,194	9,998
Servicing asset (net of accumulated amortization and allowances of $3,948 and $3,756, respectively)	2,770	2,282
Fixed assets (net of accumulated depreciation and amortization of $10,229 and $9,477, respectively)	4,655	5,062
Intangible assets (net of accumulated amortization of $12,786 and $12,113, respectively)	5,546	6,096
Goodwill	12,092	12,092

Total assets	$135,925	$169,527

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$8,082	$9,344
Notes payable	20,141	25,998
Deferred revenue	2,119	2,203
Notes payable in credits in lieu of cash	46,260	70,559
Deferred tax liability	4,275	5,344

Total liabilities	80,877	113,448

Commitments and contingencies
Equity:
Newtek Business Services, Inc. stockholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, issued and outstanding 36,650 and 36,667, respectively, not including 97 and 394 shares held in escrow, respectively)	733	733
Additional paid-in capital	58,267	58,232
Accumulated deficit	(5,521)	(4,545)
Treasury stock, at cost (1,026 shares)	(649)	(649)

Total Newtek Business Services, Inc. stockholders’ equity	52,830	53,771
Noncontrolling interests	2,218	2,308

Total equity	55,048	56,079

Total liabilities and equity	$135,925	$169,527

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(In Thousands)

	2009	2008
Cash flows from operating activities:
Net loss attributable to Newtek Business Services, Inc.	$(976)	$(2,695)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from tax credits	(1,536)	(1,464)
Accretion of interest expense	2,073	1,749
Fair market value adjustment	(537)	—
Deferred income taxes	(1,069)	(1,290)
Depreciation and amortization	1,649	1,809
Provision for loan losses	424	439
Net loss attributable to noncontrolling interests	(90)	(102)
Other, net	140	81
Changes in operating assets and liabilities:
Originations of SBA loans held for sale	(1,169)	(3,068)
Proceeds from sale of SBA loans held for sale	7,302	2,471
Prepaid expenses and other assets, accounts receivable and accrued interest receivable	1,347	(692)
Accounts payable, accrued expenses and deferred revenue	(1,346)	(1,363)
Other, net	(1,180)	137

Net cash provided by (used in) operating activities	5,032	(3,988)

Cash flows from investing activities:
Investments in qualified businesses	—	(90)
Return of investments in qualified businesses	908	174
Purchase of fixed assets and customer merchant accounts	(500)	(1,001)
SBA loans originated for investment, net	(304)	(994)
Payments received on SBA loans	912	903
Change in restricted cash	(515)	2,021

Net cash provided by investing activities	501	1,013

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (CONTINUED)

	2009	2008
Cash flows from financing activities:
Net repayments on bank notes payable	$(5,857)	$(2,026)
Other	(37)	(141)

Net cash used in financing activities	(5,894)	(2,167)

Net decrease in cash and cash equivalents	(361)	(5,142)
Cash and cash equivalents - beginning of period	16,852	25,372

Cash and cash equivalents - end of period	$16,491	$20,230

Supplemental disclosure of cash flow activities:

Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$12,730	$4,045

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Newtek Business Services, Inc. (“Newtek”) is a holding company for several wholly- and majority-owned subsidiaries, including fourteen certified capital companies which are referred to as Capcos, and several portfolio companies in which the Capcos own non-controlling or minority interests. The Company provides a “one-stop-shop” for business services to the small- and medium-sized business market and uses state of the art web-based proprietary technology to be a low cost acquirer and provider of products and services. The Company partners with companies, credit unions, and associations to offer its services.

The Company’s principal business segments are:

Electronic Payment Processing: Marketing, credit card processing and check approval services to the small- and medium-sized business market.

Web Hosting: CrystalTech Web Hosting, Inc., d/b/a/ Newtek Technology Services, (“NTS”) which offers shared and dedicated web hosting and related services to the small- and medium-sized business market.

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

The condensed consolidated financial statements of Newtek Business Services, Inc., its Subsidiaries and FIN 46 consolidated entities (the “Company” or “Newtek”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and include all wholly- and majority-owned subsidiaries, and several portfolio companies in which the Capcos own non-controlling minority interest in, or those which Newtek is considered to be the primary beneficiary of (as defined under FIN 46 and FIN 46R). All inter-company balances and transactions have been eliminated in consolidation. In accordance with the Company’s fiscal 2009 adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Statements, an amendment of ARB No. 51 (“SFAS 160”), noncontrolling interests (previously shown as minority interest) are reported below net loss under the heading “Net loss attributable to noncontrolling interests” in the unaudited condensed consolidated statements of operations and shown as a component of equity in the condensed consolidated balance sheets. See New Accounting Pronouncements for further discussion.

The accompanying notes to unaudited condensed consolidated financial statements should be read in conjunction with Newtek’s 2008 Annual Report on Form 10-K. These financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulations S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. The results of operations for an interim period may not give a true indication of the results for the entire year. The December 31, 2008 consolidated balance sheet has been derived from the audited financial statements of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Income from tax credits: Following an application process, a state will notify a company that it has been certified as a Capco. The state then allocates an aggregate dollar amount of tax credits to the Capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the Capco. The Capco is legally entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements and corresponding non-recapture percentages. At March 31, 2009, the Company had Capcos in seven states and the District of Columbia. Each statute requires that the Capco invest a threshold percentage of Certified Capital in Qualified Businesses within the time frames specified. As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco program. Such a disqualification, or “decertification” as a Capco results in a recapture of all or a portion of the allocated tax credits; the proportion of the recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks.

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

Sales and Servicing of SBA Loans: NSBF originates loans to customers under the SBA program that generally provides for SBA guarantees of 50% to 90% of each loan, subject to a maximum guarantee amount. NSBF sells the guaranteed portion of each loan to a third party and retains the unguaranteed principal portion in its own portfolio. A gain is recognized on the guaranteed portions of these loans through collection on sale of a premium over the adjusted carrying value or a par sale with excess servicing. Commencing on January 1, 2008, the Company began to recognize the gain on sale of the guaranteed portion of the loans on the trade date rather than the date of settlement, under the terms of SFAS No. 156 “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” for 2009 and 2008.

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

The detail of total operating revenues included in the condensed consolidated statements of operations is as follows for the three months ended:

(In thousands):	March 31, 2009	March 31, 2008
Electronic payment processing	$15,761	$15,183
Web hosting	4,672	4,276
Interest income	505	973
Income from tax credits	1,536	1,464
Premium income	446	150
Servicing fee	400	485
Insurance commissions	200	243
Other income	601	746

Totals	$24,121	$23,520

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

As of March 31, 2009 and 2008 the Company had two share-based compensation plans. For the three month periods ended March 31, 2009 and 2008, compensation cost charged to operations for those plans was $36,000 and $123,000, respectively, and is included in salaries and benefits in the accompanying condensed consolidated statements of operations.

There were no options or restricted stock awards granted during the three months ended March 31, 2009.

In March 2008, Newtek granted its six independent directors an aggregate of 197,434 options valued at $87,000. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The options vest immediately and expire 10 years from the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions: 5 year expected life, risk-free interest rate of 2.51% and expected volatility of the Company’s stock of 53.48%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The risk-free rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected term was determined using the simplified method under Staff Accounting Bulletin No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies”

As of March 31, 2009 and 2008, there was $183,000 and $18,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plans, respectively. That cost is expected to be recognized ratably through the year ending July 31, 2010.

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

Accounting for Uncertainty in Income Taxes

The FASB issued Interpretation No. 48 (“FIN-48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN-48 recognizes that the ultimate deductibility of positions taken or expected to be taken on tax returns is often uncertain. It provides guidance on when tax positions claimed by an entity can be recognized (recognition) and guidance on the dollar amount at which those positions are recorded (measurement). In order to recognize the benefits associated with a tax position taken (i.e., generally a deduction on a corporation’s tax return), the entity must conclude that the ultimate allowability of the deduction is more likely than not. If the ultimate allowability of the tax position exceeds 50% (i.e., it is more likely than not), the benefit associated with the position is recognized at the largest dollar amount that has more than a 50% likelihood of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and recognized in accordance with FIN-48 will generally result in (1) an increase in income taxes currently payable or a reduction in an income tax refund receivable or (2) an increase in a deferred tax liability or a decrease in a deferred tax asset, or both (1) and (2).

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

For the three months ended March 31, 2009 and 2008, no single customer accounted for 10% or more of the Company’s revenue or of total accounts receivable.

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

New Accounting Pronouncements

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date for FASB Statement No. 157” (“FSP FAS 157-2”). This FSP permits the delayed application of SFAS 157 for nonfinancial assets and nonfinancial liabilities, as defined in this FSP, except for those that are recognized or disclosed at fair value in the financial statements at least annually, until the beginning of the Company’s fiscal 2009. Effective January 1, 2009, the Company fully adopted the provision of SFAS 157 by adopting the provisions relating to its nonfinancial assets and liabilities. The Company adopted the provisions relating to financial assets and liabilities in the prior year and its adoption of SFAS 157 relating to nonfinancial assets and liabilities did not have a material impact on its financial position or results of operations.

In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (“EITF 08-5”). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company concluded that EITF 08-5 does not impact its condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has adopted SFAS 141(R) and there was no material impact to the condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income or loss attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of SFAS 160 in the first quarter of 2009. As a result of the adoption, the Company has reported noncontrolling interests as a component of equity in the condensed consolidated balance sheets and the net loss attributable to noncontrolling interests has been separately identified in the unaudited condensed consolidated statements of operations. The prior periods presented have also been retrospectively restated to conform to the current classification required by SFAS 160. Other than the change in presentation of noncontrolling interests, the adoption of SFAS 160 had no impact on the condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 which amended both SFAS No. 107 and APB Opinion No. 28 to require that disclosures concerning the fair value of financial instruments be presented in interim as well as in annual financial statements. In addition, the FASB issued FSP No. FAS 157-4 which amended SFAS No. 157 to provide additional guidance for determining the fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability have decreased significantly. FSP No. FAS 157-4 also provided guidance for determining whether a transaction is an orderly one. The FASB also issued FSP No. FAS 115-2 and FAS 124-2 which revised and expanded the guidance concerning the recognition and measurement of other-than-temporary impairments of debt securities classified as available for sale or held to maturity. In addition, it required enhanced disclosures concerning such impairment for both debt and equity securities. The requirements of these FSPs are effective for interim reporting periods ending after June 15, 2009. Early adoption is permitted for interim periods ending after March 15, 2009, but only if the election is made to adopt all the FSPs. Disclosures for earlier periods presented for comparative purposes at initial adoption are not required. In periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The Company is currently evaluating the impact of adopting these FSPs on its condensed consolidated financial statements.

NOTE 3 – FAIR VALUE MEASUREMENTS:

FAIR VALUE OPTION ELECTIONS

Effective January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), concurrent with its adoption of SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 157 clarifies the definition of fair value and describes methods available to appropriately measure fair value in accordance with GAAP. SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. SFAS 159 allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur. SFAS 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities. The Company adopted SFAS 159 effective January 1, 2008 concurrent with the adoption of SFAS 157 for valuing its Capcos’ credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance.

The Company adopted SFAS 159 in order to reflect in its financial statements the assumptions that market participants use in evaluating these financial instruments. Under the cost basis of accounting, the discount rates used to calculate the present value of the credits in lieu of cash and notes payable in credits in lieu of cash did not reflect the credit enhancements that the Company’s Capcos obtained from AIG, namely its AA+ rating at such time, for their debt issued to certified investors. Instead the cost paid for the credit enhancements was recorded as prepaid insurance and amortized on a straight-line basis over the term of the credit enhancements.

With the adoption of SFAS 159 and the concurrent adoption of SFAS 157, credits in lieu of cash and notes payable in credits in lieu of cash are valued based on the yields at which financial instruments would change hands between a willing buyer and a willing seller when the former is not under any compulsion to buy and the latter is not under any compulsion to sell, both parties having reasonable knowledge of relevant facts. SFAS 157 requires the fair value of the assets or liabilities to be determined based on the assumptions that market participants use in pricing the financial instrument. In developing those assumptions, the Company identified characteristics that distinguish market participants generally, and considered factors specific to (a) the asset type, (b) the principal (or most advantageous) market for the asset group, and (c) market participants with whom the reporting entity would transact in that market.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis are as follows (in thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:

Credits in lieu of cash	$46,260	$—	$46,260	$—

Prepaid insurance	—	—	—	—

Total assets	$46,260	$—	$46,260	$—

Liabilities:
Notes payable in credits in lieu of cash	$46,260	$—	$46,260	$—

Credits in lieu of cash and Notes payable in credits in lieu of cash

The Company elected to account for both credits in lieu of cash and notes payable in credits in lieu of cash at fair value in accordance with SFAS 159 in order to reflect in its condensed consolidated financial statements the assumptions that market participant’s use in evaluating these financial instruments.

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

As of December 31, 2008, the present value of the credits in lieu of cash was $70,867,000 and notes payable in credits in lieu of cash was $70,555,000. On that date, the yield on the AIG Note Basket was 11.76%. As of March 31, 2009, the date the Company revalued the asset and liability, the yields on the AIG notes averaged 21.56% reflecting AIG’s reduction in credit rating from “AA+” to “A+, negative watch”, AIG’s financial troubles, and changes in interest rates in the marketplace. This increase in yield decreased both the fair value of the credits in lieu of cash by $12,808,000 to $46,866,000 from an expected value of $59,674,000 assuming the yield had remained unchanged from December 31, 2008, and the fair value of the notes payable in credits in lieu of cash by $13,639,000 to $46,260,000 from an expected value of $59,899,000 assuming the yield had remained unchanged from December 31, 2008. The Company reduced the value of the credits in lieu of cash to equal the value of the notes payable in credits in lieu of cash because the credits in lieu of cash can only be used to satisfy the liability and must equal the value of the notes payable in credits in lieu of cash at all times. The net change in fair value reported in the Company’s condensed consolidated statement of operations for the period ended March 31, 2009 was a gain of $537,000.

Changes in the future yield of the AIG issued debt selected for valuation purposes will result in changes to the fair values of the credits in lieu of cash and notes payable in credits in lieu of cash when calculated for future periods; these changes will be reported through the Company’s condensed consolidated statements of operations.

OTHER FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3
Assets

Impaired loans	$6,741	$—	$—	$6,741

Servicing asset	2,770	—	—	2,770

Other real-estate owned	551	—	551	—

Total assets	$10,062	$—	$551	$9,511

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

Servicing asset

The estimated fair value of servicing assets is calculated on an annual basis by several methods, one of which is by an independent third party using an estimated cash flow model with observable inputs that affect the price of an asset/liability. This is considered a Level 3 valuation by the Company.

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

NOTE 4 – SBA LOANS:

SBA loans are primarily concentrated in the hotel and motel, and restaurant industries, as well as geographically in Florida. Below is a summary of the activity in the SBA loans held for investment, net of SBA loan loss reserves for the three months ended March 31, 2009 (In thousands):

Balance at December 31, 2008	$26,912
SBA loans funded for investment	412
Payments received	(912)
Provision for SBA loan losses	(424)
Loans foreclosed into real estate owned	(65)
Discount on loan originations, net	(62)

Balance at March 31, 2009	$25,861

Below is a summary of the activity in the reserve for loan losses for the three months ended March 31, 2009 (In thousands):

Balance at December 31, 2008	$3,420
SBA loan loss provision	424
Loan charge-offs	(252)

Balance at March 31, 2009	$3,592

Below is a summary of the activity in the SBA loans held for sale for the three months ended March 31, 2009 (In thousands):

Balance at December 31, 2008	$6,133
Loan originations for sale	1,169
Loans sold	(7,302)

Balance at March 31, 2009	$—

All loans are priced at the Prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with the Company. As of March 31, 2009 and December 31, 2008, net SBA loans receivable held for investment with adjustable interest rates amounted to $24,905,000 and $25,948,000, respectively.

For the three months ended March 31, 2009 and 2008, the Company funded approximately $1,581,000 and $4,058,000 in loans and sold approximately $7,302,000 and $2,471,000 of the guaranteed portion of the loans, respectively.

The outstanding balances of loans past due ninety days or more and still accruing interest as of March 31, 2009 and December 31, 2008 amounted to $192,000 and $626,000, respectively.

At March 31, 2009 and December 31, 2008, total impaired non-accrual loans amounted to $6,741,000 and $5,682,000, respectively. For the three months ended March 31, 2009 and for the year ended December 31, 2008, the average balance of impaired non-accrual loans was $6,581,000 and $5,837,000, respectively. Approximately $2,530,000 and $2,294,000 of the allowance for loan losses were allocated against such impaired non-accrual loans, respectively, in accordance with SFAS 114 “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statement No. 5 and 15”. The following is a summary of SBA loans held for investment as of:

(In thousands):	March 31, 2009	December 31, 2008
Due in one year or less	$2	$61
Due between one and five years	1,464	1,417
Due after five years	29,659	30,465

Total	31,125	31,943
Less : Allowance for loan losses	(3,592)	(3,420)
Less: Deferred origination fees, net	(1,672)	(1,611)

Balance (net)	$25,861	$26,912

NOTE 5 – SERVICING ASSET:

Servicing rights are recognized as assets when SBA loans are sold and the rights to service those loans are retained. The Company has adopted the provisions of SFAS 156 which requires all separately recognized servicing assets to be initially measured at fair value, if practicable. The Company reviews capitalized servicing rights for impairment which is performed based on risk strata, which are determined on a disaggregated basis given the predominant risk characteristics of the underlying loans. The predominant risk characteristics are loan term and year of loan origination.

The changes in the value of the Company’s servicing rights for the three months ended March 31, 2009 were as follows:

(In thousands):
Balance at December 31, 2008	$2,282
Servicing assets capitalized	680
Servicing assets amortized	(192)

Balance at March 31, 2009	$2,770

The estimated fair value of capitalized servicing rights was $2,770,000 and $2,282,000 at March 31, 2009 and December 31, 2008, respectively. The estimated fair value of servicing assets at both balance sheet dates was determined using a discount rate of 16.8%, weighted average prepayment speeds ranging from 1% to 18%, depending upon certain characteristics of the loan portfolio, a weighted average life of 3.2 years, and an average default rate of 5.0%.

The unpaid principal balances of loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others were $143,498,000 and $141,587,000 as of March 31, 2009 and December 31, 2008, respectively.

NOTE 6 – LOSS PER SHARE:

Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common share equivalents is included in the calculation of diluted loss per share only when the effect of their inclusion would be dilutive.

The calculations of loss per share were:

(In thousands except per share data):	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Numerator:
Numerator for basic and diluted loss per share—loss available to common shareholders	$(976)	$(2,695)

Denominator:
Denominator for basic and diluted loss per share—weighted average shares	35,625	35,869

Loss per share: Basic and diluted	$(0.03)	$(0.08)

The amount of anti-dilutive shares/units excluded from the above calculation is as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Stock options and restricted stock	1,701	1,033
Warrants	212	216
Contingently issuable shares	97	474

NOTE 7– SEGMENT REPORTING:

Operating segments are organized internally primarily by the type of services provided, and in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has aggregated similar operating segments into six reportable segments: Electronic payment processing, Web hosting, Small business finance, All other, Corporate and Capcos.

The Electronic payment processing segment is a processor of credit card transactions, as well as a marketer of credit card and check approval services to the small- and medium-sized business market. Expenses include direct costs (included in a separate line captioned electronic payment processing costs), professional fees, salaries and benefits, and other general and administrative costs, all of which are included in the respective caption on the condensed consolidated statements of operations.

The Web hosting segment consists of NTS, acquired in July 2004. NTS’s revenues are derived primarily from web hosting services and consist of web hosting and set up fees. NTS generates expenses such as professional fees, payroll and benefits, and depreciation and amortization, which are included in the respective caption on the accompanying condensed consolidated statements of operations, as well as licenses and fees, rent, and general office expenses, all of which are included in other general and administrative costs in the respective caption on the condensed consolidated statements of operations.

The Small business finance segment consists of Small Business Lending, Inc., a lender that primarily originates, sells and services government guaranteed SBA 7(a) loans to qualifying small businesses through its licensed SBA lender; the Texas Whitestone Group which manages the Company’s Texas Capco and closes loans; and NBC which provides accounts receivable financing, billing and accounts receivable maintenance services to businesses. NSBF generates revenues from sales of loans, servicing income for those loans retained to service by NSBF and interest income earned on the loans themselves. The lender generates expenses for interest, professional fees, salaries and benefits, depreciation and amortization, and provision for loan losses, all of which are included in the respective caption on the condensed consolidated statements of operations. NSBF also has expenses such as loan recovery expenses, loan processing costs, and other expenses that are all included in the other general and administrative costs caption on the condensed consolidated statements of operations.

The All Other segment includes revenues and expenses primarily from qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments. The two largest entities in the segment are Newtek Insurance Agency, LLC, an insurance sales operation, and Business Connect, LLC, a provider of sales and processing services.

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

The following table presents the Company’s segment information for the periods ended March 31, 2009 and 2008 and total assets as of March 31, 2009 and December 31, 2008 (In Thousands):

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Third Party Revenue
Electronic payment processing	$15,774	$15,211
Web hosting	4,675	4,282
Small business finance	1,843	1,866
Capcos	1,578	1,636
All other	386	661
Corporate activities	860	1,073

Total reportable segments	25,116	24,729
Eliminations	(995)	(1,209)

Consolidated Total	$24,121	$23,520

Inter Segment Revenue
Electronic payment processing	$45	$18
Web hosting	113	39
Small business finance	14	8
Capcos	350	477
All other	140	177
Corporate activities	401	504

Total reportable segments	1,063	1,223
Eliminations	(1,063)	(1,223)

Consolidated Total	$—	$—

Income (loss) before benefit for income taxes
Electronic payment processing	$963	$1,080
Web hosting	916	614
Small business finance	(593)	(1,502)
Capcos	(1,103)	(1,484)
All other	(404)	(557)
Corporate activities	(1,857)	(2,186)

Totals	$(2,078)	$(4,035)

Depreciation and amortization

Electronic payment processing	$460	$562
Web hosting	792	818
Small business finance	229	310
Capcos	16	10
All other	30	31
Corporate activities	122	78

Totals	$1,649	$1,809

	As of March 31, 2009	As of December 31, 2008
Identifiable assets
Electronic payment processing	$14,725	$15,432
Web hosting	13,220	14,080
Small business finance	41,337	48,361
Capcos	55,738	81,074
All other	7,304	7,515
Corporate activities	3,601	3,065

Consolidated total	$135,925	$169,527

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiaries. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes.

This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by Newtek from time to time in filings with the Securities and Exchange Commission or otherwise. The words “believe,” “expect,” “seek,” “anticipate” and “intend” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to our services, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Newtek does not undertake, and specifically disclaims, any obligation to publicly release the results of revisions which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after such statements.

We also need to point out that our Capcos operate under a different set of rules in each of the 8 jurisdictions and that these place varying requirements on the structure of our investments. In some cases, particularly in Louisiana, we don’t control the equity or management of a qualified business but that cannot always be presented orally or in written presentations.

We directly distribute business services to small- and medium-sized businesses, a very significant marketplace in the United States. According to statistics published by the U.S. Small Business Administration, approximately 51% of the GDP and private sector employment in the United States comes from small businesses, and 99% of businesses in the United States which have one or more employees fit into this market segment. As of March 31, 2009, we had over 91,000 customers. We use state-of-the-art web-based proprietary technology to be a low cost acquirer and provider of products and services to our small- and medium-sized business clients. We partner with AIG, Merrill Lynch, Morgan Stanley, the Credit Union National Association with its 8,500 credit unions and 83 million members, Navy Federal Credit Union with 3.1 million members, Pershing, PSCU Financial Services, Inc., the nation’s largest credit union service organization, Fiserv Solutions, Inc. d/b/a IntegraSys, General Motors Minority Dealers Association and Daimler Chrysler Minority Dealers Association, all of whom have elected to offer certain of our business services and financial products rather than provide some or all of them directly for their customers. We have deemphasized our Capco business in favor of growing our operating businesses and do not anticipate creating any new Capcos in the foreseeable future.

For the quarter ended March 31, 2009, the Company improved consolidated financial performance over the same period in 2008 by increasing revenues while cutting costs. We had a net loss of $976,000, an improvement of $1,719,000 over 2008, on revenues of $24,121,000. Total revenues increased by $601,000, or 2.5%, from $23,520,000 for the quarter ended March 31, 2008 principally due to increased revenues in the Electronic payment processing and Web hosting segments offset by decreases in revenues from our Small business finance, Capco, All other and Corporate activities segments. The reduction in the net loss of $1,719,000 from the first quarter of 2008 reflects improvements in income from operations for the Web hosting segment from increased sales and a decrease in the losses for the Small business finance, Capco, All other, and Corporate segments offset by decreased income from operations for the Electronic payment processing segment. The decreased gross margin in Electronic payment processing primarily occurred during the slowing of the economy in the second half of 2008 and is anticipated to continue to negatively impact profitability for the segment throughout 2009. The improved net income in the Web hosting segment resulted from increased revenues combined with relatively stable expenses. Overall, we believe that throughout 2009 the Company will enjoy both the full year benefit from the expense reductions made in 2008 in the Small business finance, All other and Corporate segments as well as the continuing costs cutting efforts in 2009.

In the first quarter of 2009, the Small business finance segment sold more loans held for sale relative to the first quarter of 2008, essentially clearing its inventory of this asset while not originating new loans. NSBF sold the loans held for sale at increased servicing income rather than receive cash sale premiums due to the prevailing market conditions. As of March 31, 2009, we had approximately $15,800,000 outstanding under the $33,000,000 GE line of credit of which the Company guarantees up to $15,000,000 of the advances; the facility limit under the GE line of credit is to be reduced by $1,000,000 each month effective February 1, 2009. The GE line of credit expires August 31, 2009. There can be no assurance that we will be able to renew our credit line with GE, or that we will be able to negotiate an alternate arrangement. Failure to obtain financing would have a material adverse effect on our business. At this time, we have ceased originating new loans; if economic/business conditions permit we may begin lending again.

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

Capcos: Fifteen certified capital companies, which invest in small- and medium-sized businesses. They generate non-cash income from tax credits and non-cash interest.

Segment Results:

The results of the Company’s reportable segments for the three months ended March 31, 2009 and 2008 are discussed below.

Electronic Payment Processing

	Three months Ended March 31:
(In thousands):	2009	2008	$ Change	% Change
Revenue:
Electronic payment processing	$15,760	$15,181	$579	4%
Interest income	14	30	(16)	(53)%

Total revenue	15,774	15,211	563	4%

Expenses:
Electronic payment processing costs	12,941	12,225	716	6%
Salaries and benefits	1,132	1,064	68	6%
Professional fees	55	67	(12)	(18)%
Depreciation and amortization	460	562	(102)	(18)%
Other general and administrative costs	223	213	10	5%

Total expenses	14,811	14,131	680	5%

Income before benefit for income taxes	$963	$1,080	$(117)	(11)%

Payment processing revenues increased $579,000 or 4% between periods principally due to the overall impact of growth in organic revenue of approximately 5% while revenue from acquired portfolios decreased overall revenue growth by 1% between periods due to merchant attrition. The growth in organic revenue was principally derived from an increase in the average number of merchants under contract between years of slightly more than 10%. However, the average monthly processing volume per merchant decreased almost 6% between years. Overall organic processing volume increased approximately 3% between periods. The decrease in the average monthly processing volume per merchant in 2009 reflects a combination of a decrease in average sales volume from existing merchants and the effect of new merchants added in 2009 being smaller in terms of average monthly processing volumes. The overall decrease in the average processing volume per merchant in 2009, we believe, is primarily attributable to the recessionary economic environment in the United States.

Electronic payment processing costs increased $716,000 or 6% between years. Electronic payment processing costs resulting from acquired portfolios had the overall effect of decreasing such costs by approximately 1% between periods due to merchant attrition. Organic electronic payment processing costs had the effect of increasing total electronic payment processing costs by 7% between years. The margin of revenues less electronic payment processing cost declined approximately 1.6% from 19.5% in 2008 to 17.9% in 2009. The decline in such margin on a percentage basis is attributable to increased residual payment rates paid to certain third-party sales referral sources and the growth of such third-party sales on a sales mix basis.

Excluding electronic payment processing costs, other costs decreased $36,000 or 2% between years. Depreciation and amortization decreased $102,000 between years. The decrease in depreciation and amortization is principally due to a previously acquired portfolio intangible asset becoming fully amortized during 2009 and the effect between years of a portfolio impairment charge recorded in the fourth quarter of 2008. Remaining costs increased $66,000 between years as the result of an increase in costs related to information technology and sales and marketing related services.

Income before provision for income taxes decreased $117,000 to $963,000 in 2009 from $1,080,000 in 2008. The decrease in income before provision for income taxes in 2009 is principally due to the lower margin of revenues less electronic payment processing costs, partially offset by an overall reduction in other costs between years.

Web Hosting

	Three months Ended March 31:
(In thousands):	2009	2008	$ Change	% Change
Revenue:
Web hosting	$4,672	$4,276	$396	9%
Interest income	3	6	(3)	(50)%

Total revenue	4,675	4,282	393	9%

Expenses:
Salaries and benefits	1,186	1,195	(9)	(1)%
Interest	33	16	17	106%
Professional fees	81	26	55	212%
Depreciation and amortization	792	818	(26)	(3)%
Other general and administrative costs	1,667	1,613	54	3%

Total expenses	3,759	3,668	91	2%

Income before benefit for income taxes	$916	$614	$302	49%

The segment derives revenue primarily from monthly recurring fees from hosting websites. Web hosting revenue between periods increased $396,000, or 9%, to $4,672,000 for the three months ended March 31, 2009 over the same period in 2008 due to a combination of improved revenue received per website and organic growth of hosted dedicated and virtual dedicated websites. NTS utilized sales promotions and service and plan enhancements to help drive growth in revenue and dedicated sites. In addition, NTS added both value priced entry level and robust Microsoft Hyper-V web hosting plans to the service offering successfully launched in the third quarter of 2008. This set of new service offerings provides customers with a comprehensive choice of plans with which to create virtual dedicated web-sites.

Although the total average number of sites for the three months ended March 31, 2009 as compared to the same period in 2008 decreased 201 sites, or less than 1%, to 66,808 from 67,009, web hosting revenue increased $396,000, or 9%, reflecting an increase in the average number of total dedicated websites by 67 in 2009 as compared to 2008, or 3%, to 2,240 from 2,173 as well as the additional 96 average number of virtual dedicated websites in 2009, a new service offering which was not offered in the beginning of 2008. Average monthly revenue per site increased 10% to $23.31 from $21.27. Although improvement in revenue per site primarily reflects the greater growth in dedicated sites and virtual dedicated sites in 2009 over 2008, which generate higher monthly fees versus shared websites, revenues from shared sites improved as well reflecting better pricing and utilization of higher priced plans. The average number of shared sites decreased 366, or less than 1%, to 64,472 in 2009 from 64,838 in 2008. The recent trend of a decreasing number of shared websites since the fourth quarter of 2008 reflects economic conditions, increased competition, a deliberate price increase to improve profitability of the lowest priced plans, and possibly the move of high-end shared users and low-end dedicated users to the new Hyper-V plans.

Total expenses increased 2% or $91,000 to $3,759,000 from $3,668,000 for the three months ended March 31, 2009 as compared to the same period 2008. The increase in total expenses was due to a $55,000 increase in professional fees for additional audit and legal fees, a $54,000 increase in other general and administrative costs mainly for additional software licensing and credit card processing costs, and a $17,000 increase in interest expense relating to the outstanding $2.5 million note, offset in part by a $26,000 decrease in depreciation and amortization and a $9,000 decrease in salaries and benefits. In line with the current growth trend and the cost cutting initiatives of the Company, the Company believes that the two largest components of expense, salaries and benefits and general and administrative costs, which includes rent and utilities, should remain stable through the remainder of the year.

Income before benefit for income taxes increased 49% or $302,000 to $916,000 for the three months ended March 31, 2009 from $614,000 for the same period 2008. The improvement in profitability primarily resulted from increased web site plan sales utilizing more of the new datacenter; imbedded rent, utility and software licensing fees effectively contributing more revenue. Maintenance of current staffing levels since the third and fourth quarter of 2008 contributed to the improvement in income as well. As more of the new data center’s capacity continues to be utilized, profits and margins should continue to improve.

Small Business Finance

	Three months Ended March 31:
(In thousands):	2009	2008	$ Change	% Change
Revenue:
Premium income	$446	$150	$296	197%
Servicing fee	400	485	(85)	(18)%
Interest income	428	686	(258)	(38)%
Management fees	146	146	—	—
Other income	423	399	24	6%

Total revenue	1,843	1,866	(23)	(1)%

Expenses:
Salaries and benefits	742	1,303	(561)	(43)%
Interest	418	502	(84)	(17)%
Management fees	115	115	—	—
Professional fees	69	139	(70)	(50)%
Depreciation and amortization	229	310	(81)	(26)%
Provision for loan losses	424	439	(15)	(3)%
Other general and administrative costs	439	560	(121)	(22)%

Total expenses	2,436	3,368	(932)	(28)%

Loss before benefit for income taxes	$(593)	$(1,502)	$909	61%

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

NSBF stopped originating new loans in the fourth quarter of 2008 although loan fundings continued through the first quarter of 2009. First quarter 2009 premium income, and its increase over the same period in 2008, was due primarily to an increase in the dollar amount of guaranteed loans sold as well as a change in the method of valuing servicing assets created at the time of sale. The Company sold 13 guaranteed loans in the three months ended March 31, 2009, aggregating $7,302,000 compared to 13 loans sold aggregating $2,471,000 in the same period for the prior year; the period’s sales primarily consisted of loans funded over current and previous quarters that had been held for sale due to capital market conditions. The Company does not expect to generate material premium income until NSBF begins to originate new loans. As a result of the dislocation in the secondary market for guaranteed loan sales, premiums on guaranteed loan sales dropped from an average of 108.6% with 1% servicing in the quarter ended March 31, 2008 to an average of 102.4% with 1% servicing in the quarter ended March 31, 2009. As a result of this decrease, in the current quarter management made the business decision to sell its guaranteed loans at par with an average of 3.4% servicing. To more appropriately value the servicing asset created under current secondary market conditions, management utilized a discounted cash flow model, which uses valuation techniques to convert future amounts to a single present amount and is based on the value indicated by current market expectations about those future amounts. The premium earned reflects the valuation of the newly created servicing assets, not cash earned at the time of the sales.

Servicing fee income related to SBA loans decreased by $85,000 due to a decrease in the NSBF loan servicing portfolio and an increase in non-performing loans, as well as a reduction in the fee income associated with the servicing of an SBA portfolio for a savings bank in New York which totaled $61,000 for the three months ended March 31, 2009 compared to $86,000 in the three months ended March 31, 2008. The average NSBF servicing portfolio for the quarter ended March 31, 2009 was $128,282,000 compared with $132,470,000 for the quarter ended March 31, 2008. The servicing fee retained on the guaranteed portion of SBA loans sold has steadily decreased from an average of 1.33% for the first quarter of 2007 to an average of 1.00%, the minimum allowed by the SBA, throughout 2008. During the first quarter 2009, management revised its strategy employed in selling guaranteed loans by focusing on servicing fee income. As disclosed above, par sales yielded an average of 3-4% servicing in the current quarter.

Interest income decreased by $258,000 due primarily to a decrease in the average interest rate being charged to borrowers from 9.8% to 6.4% due to a reduction in the prime rate, to a decrease in the average outstanding portfolio from $32,626,000 in the first three months of 2008 to $31,026,000 in the first three months of 2009, and an increase in the nonperforming portfolio from an average of 18.5% of the NSBF portfolio to 21.2% for the three months ended March 31, 2008 and 2009, respectively. If NSBF does not originate and fund new loans, then its performing portfolio will continue to shrink as loans normally pay down principal and default further reducing its opportunity to earn interest and servicing income.

Other income increased by $24,000 predominately due to an increase in revenue earned by Newtek Business Credit. For the three months ended March 31, 2009, NBC had revenue of $339,000 and purchased $4,422,000 of receivables from an average customer base of 121 compared to revenue of $302,000 on $2,852,000 of receivables purchases with an average customer base of 127 for the three months ended March 31, 2008. The increase in revenue at NBC was partially offset by a $16,000 reduction in late payment income at NSBF.

Consideration in arriving at the provision for loan loss includes past and current loss experience, current portfolio composition, future estimated cash flows and the evaluation of real estate and other collateral as well as current economic conditions. Although the quarterly provision for loan loss decreased slightly quarter over quarter, our reserve for loan losses as compared to our gross portfolio balance increased from $2,226,000 or 7.2% at March 31, 2008 to $3,592,000 or 11.8% at March 31, 2009. At March 31, 2009 and March 31, 2008, total impaired non-accrual loans amounted to $6,741,000 and $6,145,000, respectively with $2,530,000 or 37.5% and $1,063,000 or 17.3% of the allowance for loan losses being allocated against such impaired non-accrual loans, respectively. The year over year increase in the reserve balance on an absolute and as a percentage of impaired non-accrual loans reflects the effects the recession has had on NSBF’s borrowers and the borrowers’ assets underlying the loans.

Salaries and benefits decreased by $561,000, of which $536,000 was as a result of staffing cutbacks in sales and origination staff in connection with the lending operation that began in the fourth quarter of 2008 and were completed during the quarter ended March 31, 2009. NSBF believes it has adequate staff to service its portfolio and originate loans in the future if it chooses to do so. Additionally, turnover at NBC resulted in a net decrease of $25,000 for the same period. Combined headcount decreased over 39% from 53 at March 31, 2008, to 32 at March 31, 2009.

Professional fees for the three months ended March 31, 2009 decreased by $70,000 primarily due to reductions in tax related and consulting expenses, which was partially offset by an increase in legal expense.

After deducting the amortization of deferred financing costs associated with the lines of credit held by NSBF and NBC of $131,000 for the three months ended March 31, 2008 and $107,000 for the three months ended March 31, 2009, interest expense decreased from $371,000 to $311,000 for the same periods, respectively. The decrease in amortization of deferred financing costs for the quarter ended March 31, 2009, was due to the acceleration of amortization at December 31, 2008 to coincide with a reduction in the available line under the third and fourth Amendment of the NSBF line of credit with GE. This acceleration resulted in a reduced deferred financing cost net balance at December 31, 2008 which is to be amortized down in 2009. Additionally, in October 2008, the term of the NBC line of credit was extended lengthening the amortization period, thereby reducing amortization expense for the current quarter. The decrease in net interest expense was attributable to a decrease in the prime lending rate quarter over quarter as well as a reduction in the average line outstanding with GE from $18,200,000 during the quarter ended March 31, 2008 to $17,500,000 during the quarter ended March 31, 2009.

Other general and administrative costs decreased by $121,000 due primarily to a $105,000 reduction in loan processing costs as a result of not originating any new loans in 2009, a decrease of $68,000 in rent and utilities expense, which is allocated in proportion to headcount, and a $74,000 reduction in bank service charges and force placed insurance at NSBF during the quarter ended March 31, 2009. These cost reductions were partially offset by a $132,000 increase in loan recovery expenses as a result of the increase in non-performing portfolio.

While premium income improved for the quarter, this increase was offset by a reduction in interest income. The $909,000 reduction in loss quarter over quarter resulted from expense reductions primarily in salaries and benefits, and other general and administrative costs.

Capcos

	Three months Ended March 31:
(In thousands):	2009	2008	$ Change	% Change
Revenue:
Income from tax credits	$1,536	$1,464	$72	5%
Interest income	42	172	(130)	(76)%

Total revenue	1,578	1,636	(58)	(4)%

Expenses:
Interest	2,064	1,753	311	18%
Management fees	880	1,094	(214)	(20)%
Professional fees	152	176	(24)	(14)%
Depreciation and amortization	16	10	6	60%
Other general and administrative costs	106	87	19	22%

Total expenses	3,218	3,120	98	3%

Loss before fair market value adjustment and benefit for income taxes	(1,640)	(1,484)	(156)	(11)%
Net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash	537	—	537	—%

Loss before benefit for income taxes	$(1,103)	$(1,484)	$381	26%

As described in Note 3 to the condensed consolidated financial statements, effective January 1, 2008, the Company adopted SFAS 157 concurrent with its adoption of SFAS 159 for substantially all credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance. These are the financial assets and liability associated with the Company’s Capco notes that are reported within the Company’s Capco segment. The table above reflects the effects of the adoption of fair value measurement on the income and expense items (income from tax credits, interest expense and insurance expense) related to the revalued financial assets and liability for the three months ended March 31, 2009 and 2008. In addition, the net change to the revalued financial assets and liability for the three months ended March 31, 2009 and 2008 is reported in the line “Net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash”.

Revenue is derived primarily from non-cash income from tax credits. The increase in first quarter 2009 revenue versus the first quarter 2008 reflects the effect of the higher interest rate used under fair value accounting. The amount of future revenue will fluctuate with future interest rates. However, over future periods, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense. Management fees decreased 20%, or $214,000, to $880,000 for the three months ended March 31, 2009 from $1,094,000 for the same period ended 2008. Management fees, which are eliminated upon consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. Interest expense increased 18%, or $311,000, to $2,064,000 for the three months ended March 31, 2009 from $1,753,000.

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

All Other

	Three months Ended March 31:
(In thousands):	2009	2008	$ Change	% Change
Revenue:
Interest income	$16	$74	$(58)	(78)%
Insurance commissions	200	243	(43)	(18)%
Other income	170	344	(174)	(51)%

Total revenue	386	661	(275)	(42)%

Expenses:
Salaries and benefits	492	850	(358)	(42)%
Professional fees	79	104	(25)	(24)%
Depreciation and amortization	30	31	(1)	(3)%
Other general and administrative costs	189	233	(44)	(19)%

Total expenses	790	1,218	(428)	(35)%

Loss before benefit for income taxes	$(404)	$(557)	$153	27%

The All Other segment includes revenues and expense primarily from qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments.

The revenue decrease of $275,000 is primarily due to the decrease in other income of $174,000 in the first quarter 2009 as compared to the first quarter of 2008, primarily due to $190,000 in employment incentives received in the state of Texas in the first quarter of 2008 that has not reoccurred in the first quarter of 2009. Interest income decreased as a result of a decrease in cash and cash equivalents during the first quarter of 2009 as compared with the first quarter of 2008.

Salaries and benefits decreased by $358,000, or 42% to $492,000 for the three months ended 2009, as compared to $850,000 for same period 2008, as a result of management’s cost cutting initiatives in the insurance agency and other entities. The Company expects salaries and benefits to decline throughout 2009 as the Company continues to implement cost-cutting measures to bring expenses in-line with expected sales growth. Professional fees declined by $25,000, or 24% to $79,000 for first quarter ended 2009 as compared to $104,000 for 2008. Other general administrative costs decreased by $44,000, or 19% to $189,000 for the first quarter ended 2009, as compared to $233,000 for 2008.

Loss before benefit for income taxes decreased by $153,000 during the first quarter of 2009 as compared with the first quarter of 2008, primarily due to the decrease in total expenses of $428,000 partially offset by the decrease in total revenue of $275,000.

Corporate activities

	Three months Ended March 31:
(In thousands):	2009	2008	$ Change	% Change
Revenue:
Management fees	$848	$1,062	$(214)	(20)%
Interest income	3	9	(6)	(67)%
Other income	9	2	7	350%

Total revenue	860	1,073	(213)	(20)%

Expenses:
Salaries and benefits	1,239	2,166	(927)	(43)%
Interest	—	19	(19)	(100)%
Professional fees	566	327	239	73%
Depreciation and amortization	122	78	44	56%
Other general and administrative costs	790	669	121	18%

Total expenses	2,717	3,259	(542)	(17)%

Loss before benefit for income taxes	$(1,857)	$(2,186)	$329	15%

Revenue is derived primarily from management fees earned from the Capcos, which amount to 2.5% of certified capital. Management fee revenue declined 20%, or $214,000, to $848,000 for the three months ended March 31, 2009 from $1,062,000 for the first quarter of 2008. Management fees, which are eliminated upon consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not accrued.

Expenses declined $542,000, or 17%, in the first quarter of 2009 from the comparable period in 2008. As a result of the Company’s cost cutting initiatives, salaries and benefits decreased $927,000 or 43% to $1,239,000 for the first quarter of 2009 as compared to $2,166,000 for the same period ended 2008. The Company expects Salaries and benefits to remain static or slightly decline from its current level over the remainder of 2009. The Company does not believe that the reductions will impact the management of the Company’s businesses.

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

Critical Accounting Policies and Estimates:

The Company’s significant accounting policies are described in Note 1 of the Notes to Condensed Consolidated Financial Statements included in its Form 10-K for the fiscal year ended December 31, 2008. A discussion of the Company’s critical accounting policies, and the related estimates, are included in Management’s Discussion and Analysis of Results of Operations and Financial Position in its Form 10-K for the fiscal year ended December 31, 2008.

Liquidity and Capital Resources

(Dollars in thousands)

	For the Three Months Ended March 31,
	2009	2008
Net cash provided by (used in) operating activities	$5,032	$(3,988)
Net cash provided by investing activities	501	1,013
Net cash used in financing activities	(5,894)	(2,167)

Net decrease in cash and cash equivalents	(361)	(5,142)

Cash and cash equivalents, beginning of period	16,852	25,372

Cash and cash equivalents, end of period	$16,491	$20,230

Cash requirements and liquidity needs over the next twelve months are anticipated to be funded primarily through operating results and available cash and cash equivalents. The Company also has the capacity to borrow from the $10 million Capital One line of credit through NTS for working capital needs and acquisitions. The Small business finance segment depends on outside funding sources to finance loan origination and receivable purchases. The SBA lending unit funds its cash requirements and liquidity needs through available cash and cash equivalents but primarily utilizes the $33 million GE line of credit to originate and warehouse the guaranteed and unguaranteed portion of SBA loans. The GE Line of Credit is in place until August 31, 2009 and GE has indicated to the Company that GE no longer intends to provide credit facilities to finance companies. Therefore there can be no assurance that the Company will be able to renew the credit line with GE or that it will be able to negotiate an alternate arrangement. Failure to obtain financing would have a material adverse effect on our business. The receivables financing unit utilizes the $10 million Wells Fargo line of credit to purchase receivables. There are no cross covenants or collateralization under any of the above lending facilities. The availability of the lending facilities is subject to the compliance with certain covenants and in addition, for the GE and Wells Fargo lines, the amount of collateral and collateral requirements, as set forth in the agreements. The Company guarantees the lines of credit for the subsidiaries: Capital One for the amount borrowed, GE up to $15 million, and Wells Fargo up to $800,000. As of March 31, 2009, the Company’s unused sources of liquidity consisted of $16,491,000 in unrestricted cash and cash equivalents, and $7,500,000, $17,198,000 and $121,000 available through the Capital One, GE, and Wells Fargo lines of credit, respectively.

Restricted cash totaling $9,382,000, which is primarily held in the Capcos, can be used in managing and operating the Capcos, making qualified investments, to repay debt obligations and for the payment of income taxes.

Net cash flows provided by operating activities increased $9,020,000 to $5,032,000 for the three months ended March 31, 2009 compared to $(3,988,000) for the three months ended March 31, 2008, primarily due to a $4,831,000 increase in proceeds from sale of SBA loans held for sale, a $1,719,000 decrease in the net loss, and a $1,899,000 decrease in the originations of SBA loans held for sale for the period ended March 31, 2009 versus the same period last year.

Net cash flows provided by investing activities primarily includes the purchase of fixed assets and customer accounts, activity regarding the unguaranteed portions of SBA loans, changes in restricted cash and activities involving investments in qualified businesses. Net cash flows provided by investing activities decreased by $512,000 to $501,000 for the three months ended March 31, 2009 compared to $1,013,000 for the three months ended March 31, 2008. The decline was due primarily to $2,021,000 of restricted cash becoming available, or declining, in 2008 versus an increase in the change in restricted cash of $515,000 in 2009. This was offset by a decrease in the purchase of fixed assets and customer merchant accounts as well as a decrease in the amount of SBA loans originated for investment.

Net cash flows used in financing activities primarily includes repayments on notes payable to North Fork, Wells Fargo, and GE. Net cash flows used in financing activities increased by $3,727,000 to $(5,894,000) for the three months ended March 31, 2009 from $(2,167,000) for the three months ended March 31, 2008. The primary reason was due to an increase in the net repayments on bank notes payable of $3,831,000 during the three month period ended March 31, 2009 to $(5,857,000) in 2009, from net borrowings of $(2,026,000) for the three months ended March 31, 2008.

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

Because the SBA lender borrows money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. The Company has outstanding bank notes payable of approximately $15,833,000 at March 31, 2009. Under the fourth amendment signed in December 2008, the interest rate on such notes is variable, based on the current Prime rate plus 2.0% or three month LIBOR plus 4.00%, whichever is higher. Such interest rates increase by 0.25% each quarter beginning January 1, 2009. As of March 31, 2009, the interest rate being charged to NSBF is 5.50%. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have the effect of a net increase (decrease) in assets by less than 1% for 2009. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect a net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

Additionally, we do not have significant exposure to changing interest rates on invested cash which was approximately $25,873,000 at March 31, 2009. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions with ratings from Standard and Poor’s of A- or better. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of March 31, 2009, cash deposits in excess of FDIC and SIPC insurance totaled approximately $4,146,000 and funds held in U.S. Treasury only money market funds or equivalents in excess of SIPC insurance totaled approximately $10,288,000.

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

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

32.1	Certification by Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: May 13, 2009	By:	/s/ Barry Sloane
Barry Sloane
Chairman of the Board, Chief Executive Officer and Secretary

Date: May 13, 2009	By:	/s/ Seth A. Cohen
Seth A. Cohen
Chief Financial Officer and Treasurer