Form 10-Q
period 2009-06-30
NEWTEK BUSINESS SERVICES INC
filed 2009-08-13
CIK 1094019

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 10, 2009, there were 37,038,324 of the Company’s Common Shares issued and outstanding.

Item 1.	Financial Statements

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(In Thousands, except for Per Share Data)

	Three Months ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating revenues	$27,077	$24,630	$51,198	$48,150

Operating expenses:
Electronic payment processing costs	14,110	12,925	27,054	25,149
Salaries and benefits	4,497	5,985	9,307	12,564
Interest	3,605	2,194	6,122	4,483
Depreciation and amortization	1,570	1,766	3,219	3,576
Provision for loan losses	509	472	933	911
Other general and administrative costs	4,034	3,978	8,426	8,192

Total operating expenses	28,325	27,320	55,061	54,875

Operating loss before fair market value adjustment and benefit for income taxes	(1,248)	(2,690)	(3,863)	(6,725)

Net change in fair market value of credits in lieu of cash and notes payable in credits in lieu of cash	473	61	1,010	61

Loss before benefit for income taxes	(775)	(2,629)	(2,853)	(6,664)
Benefit for income taxes	131	524	1,145	1,762

Net loss	(644)	(2,105)	(1,708)	(4,902)
Net loss attributable to noncontrolling interests	7	123	95	226

Net loss attributable to Newtek Business Services, Inc.	$(637)	$(1,982)	$(1,613)	$(4,676)

Weighted average common shares outstanding—basic and diluted	35,625	35,750	35,625	35,809

Loss per share—basic and diluted	$(0.02)	$(0.06)	$(0.05)	$(0.13)

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2009 AND DECEMBER 31, 2008

(In Thousands, except for Per Share Data)

	June 30, 2009	December 31, 2008
	Unaudited	(Note 1)
ASSETS
Cash and cash equivalents	$18,594	$16,852
Restricted cash	8,273	8,366
Credits in lieu of cash	49,640	70,559
SBA loans held for investment (net of reserve for loan losses of $3,756 and $3,420, respectively)	24,563	26,912
Accounts receivable (net of allowance of $391 and $192, respectively)	4,996	5,175
SBA loans held for sale	—	6,133
Prepaid expenses and other assets (net of accumulated amortization of deferred financing costs of $2,335 and $2,122, respectively)	8,901	9,998
Servicing asset (net of accumulated amortization and allowances of $4,154 and $3,756, respectively)	2,594	2,282
Fixed assets (net of accumulated depreciation and amortization of $10,921 and $9,477, respectively)	4,185	5,062
Intangible assets (net of accumulated amortization of $13,413 and $12,113, respectively)	5,042	6,096
Goodwill	12,092	12,092

Total assets	$138,880	$169,527

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$7,815	$9,344
Notes payable	20,795	25,998
Deferred revenue	2,055	2,203
Notes payable in credits in lieu of cash	49,640	70,559
Deferred tax liability	4,147	5,344

Total liabilities	84,452	113,448

Commitments and contingencies
Equity:
Newtek Business Services, Inc. stockholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, issued and outstanding 36,657 and 36,667, respectively, not including 97 and 394 shares held in escrow, respectively)	733	733
Additional paid-in capital	58,294	58,232
Accumulated deficit	(6,158)	(4,545)
Treasury stock, at cost (1,026 shares)	(649)	(649)

Total Newtek Business Services, Inc. stockholders’ equity	52,220	53,771
Noncontrolling interests	2,208	2,308

Total equity	54,428	56,079

Total liabilities and equity	$138,880	$169,527

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(In Thousands)

	2009	2008
Cash flows from operating activities:
Net loss attributable to Newtek Business Services, Inc.	$(1,613)	$(4,676)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from tax credits	(4,250)	(2,954)
Accretion of interest expense	5,260	3,462
Fair market value adjustment	(1,010)	(61)
Deferred income taxes	(1,197)	(2,161)
Depreciation and amortization	3,219	3,576
Provision for loan losses	933	857
Gain on sale/recovery of investments in qualified business	(1,039)	—
Net loss attributable to noncontrolling interests	(95)	(226)
Other, net	201	(30)
Changes in operating assets and liabilities:
Originations of SBA loans held for sale	(2,669)	(10,977)
Proceeds from sale of SBA loans held for sale	8,802	9,818
Broker receivable	(1,249)	(5,646)
Prepaid expenses and other assets, accounts receivable and accrued interest receivable	1,541	(324)
Accounts payable, accrued expenses and deferred revenue	(1,674)	(1,802)

Other, net	(511)	262

Net cash provided by (used in) operating activities	4,649	(10,882)

Cash flows from investing activities:
Investments in qualified businesses	—	(886)
Return of investments in qualified businesses	1,909	797
Purchase of fixed assets and customer merchant accounts	(899)	(2,018)
SBA loans originated for investment, net	(828)	(3,459)
Proceeds from sales of loans held for investment	400	—
Payments received on SBA loans	1,862	2,333
Change in restricted cash	(107)	1,469

Net cash provided by (used in) investing activities	2,337	(1,764)

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (CONTINUED)

	2009	2008
Cash flows from financing activities:
Net repayment on notes payable	$—	$(338)
Purchase of treasury shares	—	(451)
Net (repayments) proceeds on bank notes payable	(5,203)	5,157
Other	(41)	(148)

Net cash (used in) provided by financing activities	(5,244)	4,220

Net increase (decrease) in cash and cash equivalents	1,742	(8,426)
Cash and cash equivalents—beginning of period	16,852	25,372

Cash and cash equivalents—end of period	$18,594	$16,946

Supplemental disclosure of cash flow activities:

Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$19,079	$10,136

Issuance of treasury shares for 401k match	$—	$112

Reduction of structured insurance product and notes payable—Certified Investors	$—	$3,810

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

Corporate Activities: Corporate implements business strategy, directs marketing, provides technology oversight and guidance, coordinates and integrates activities of the segments, contracts with alliance partners, acquires customer opportunities, and owns our proprietary NewTracker™ referral system. Revenue and expenses not allocated to other segments, including interest income, Capco management fee income and corporate operations expenses.

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

Income from tax credits: Following an application process, a state will notify a company that it has been certified as a Capco. The state then allocates an aggregate dollar amount of tax credits to the Capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the Capco. The Capco is legally entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements and corresponding non-recapture percentages. At June 30, 2009, the Company had Capcos in seven states and the District of Columbia. Each statute requires that the Capco invest a threshold percentage of Certified Capital in Qualified Businesses within the time frames specified. As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco program. Such a disqualification, or “decertification” as a Capco results in a recapture of all or a portion of the allocated tax credits; the proportion of the recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks.

As the Capco continues to make its investments in Qualified Businesses and, accordingly, places an increasing proportion of the tax credits beyond recapture, it earns an amount equal to the non-recapturable tax credits and records such amount as “income from tax credits”, with a corresponding asset called “credits in lieu of cash”, in the accompanying condensed consolidated balance sheets. The amount earned and recorded as income is determined by multiplying the total amount of tax credits allocated to the Capco by the percentage of tax credits immune from recapture (the earned income percentage) under the state statute. To the extent that the investment requirements are met ahead of schedule, and the percentage of non-recapturable tax credits is accelerated, the present value of the tax credit earned is recognized currently and the asset, credits in lieu of cash, is accreted up to the amount of tax credits available to the Certified Investors. If the tax credits are earned before the state is required to make delivery (i.e., investment requirements are met ahead of schedule, but credits can only be used by the certified investor in a future year), then the present value of the tax credits earned are recorded upon completion of the requirements, in accordance with Accounting Principles Board Opinion No. 21. The receivable is calculated at fair value; see note 3 for a full discussion. Delivery of the tax credits to the Certified Investors results in a decrease of the receivable and the notes payable in credits in lieu of cash.

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

Interest and Small Business Administration (“SBA”) Loan Fees—SBA Loans: Interest income on loans is recognized as earned. Loans are placed on non-accrual status if they are 90 days past due with respect to principal or interest and, in the opinion of management, interest or principal on individual loans is not collectible, or at such earlier time as management determines that the collectability of such principal or interest is unlikely. Such loans are designated as impaired non-accrual loans. All other loans are defined as performing loans. When a loan is designated as non-accrual, the accrual of interest is discontinued, and any accrued but uncollected interest income is reversed and charged against current operations. While a loan is classified as non-accrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding.

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

Other income: Other income represents revenues generated by NBC, as well as revenues derived from operating units that cannot be aggregated with other business segments, and one-time recoveries or gains on qualified investments. Revenue is recorded when there is pervasive evidence of an agreement, the related fees are fixed, the service, and or product has been delivered, and the collection of the related receivable is assured. Other income for the three and six months ended June 30, 2009 includes a $1,000,000 recovery of a qualified investment previously written off. Other income particular to NBC include the following components:

•

Receivable fees: Receivable fees are derived from the funding (purchase) of receivables from finance clients. The percentage of fees is set when entered into an agreement with the client. The Company recognizes the revenue on the date the receivable is purchased. The Company does not take ownership of the receivables until funds are released which then constitutes a purchase of a client’s asset. The Company also has arrangements with certain of its clients whereby it purchases the client’s receivables and charges interest at a specified rate based on the amount of funds advanced against such receivables. The interest income is recognized as earned.

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

•

Other fees: These fees include annual fees, due diligence fees, termination fees, under minimum fees and other fees including, finance charges, supplies sold to clients, NSF fees, wire fees and administration fees. These fees are charged upon funding, takeovers or liquidation of finance clients. Finally, the Company also receives commission revenue from various sources.

The detail of total operating revenues included in the condensed consolidated statements of operations is as follows for the three and six months ended:

	Three months ended June 30:		Six months ended June 30:
(In thousands):	2009	2008	2009	2008
Electronic payment processing	$16,881	$15,921	$32,641	$31,104
Web hosting	4,702	4,499	9,374	8,775
Interest income	430	831	928	1,804
Income from tax credits	2,714	1,491	4,250	2,954
Premium on loan sales	137	326	582	476
Servicing fee	424	437	825	922
Insurance commissions	217	350	417	593
Other income	1,572	775	2,181	1,522

Totals	$27,077	$24,630	$51,198	$48,150

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

Stock-Based Compensation

The Company applies SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model at the date of grant.

As of June 30, 2009 and 2008 the Company had two share-based compensation plans. For the three and six months ended June 30, 2009 and 2008, compensation cost charged to operations for those plans was $28,000 and $65,000 in 2009, respectively, and $26,000 and $148,000 in 2008, respectively, and is included in salaries and benefits in the accompanying condensed consolidated statements of operations.

There were no options or restricted stock awards granted during the six months ended June 30, 2009.

In March 2008, Newtek granted its six independent directors an aggregate of 197,434 options valued at $87,000. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The options vest immediately and expire 10 years from the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions: 5 year expected life, risk-free interest rate of 2.51% and expected volatility of the Company’s stock of 53.48%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The risk-free rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected term was determined using the simplified method under Staff Accounting Bulletin No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies”

As of June 30, 2009 and December 31, 2008, there was $133,000 and $238,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plans, respectively. That cost is expected to be recognized ratably through the month ending July 31, 2010.

Fair Value

Effective January 1, 2008, the Company determines the fair market values of its financial instruments based on the fair value hierarchy established in SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value which are provided below. The Company carries its credits in lieu of cash, prepaid insurance and notes payable in credits in lieu of cash at fair value in accordance with SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The Company also carries impaired loans and other real estate owned at fair value.

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

For the six months ended June 30, 2009 and 2008, no single customer accounted for 10% or more of the Company’s revenue or of total accounts receivable.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 which amended both SFAS No. 107 and APB Opinion No. 28 to require that disclosures concerning the fair value of financial instruments be presented in interim as well as in annual financial statements. In addition, the FASB issued FSP No. FAS 157-4 which amended SFAS No. 157 to provide additional guidance for determining the fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability have decreased significantly. FSP No. FAS 157-4 also provided guidance for determining whether a transaction is an orderly one. The FASB also issued FSP No. FAS 115-2 and FAS 124-2 which revised and expanded the guidance concerning the recognition and measurement of other-than-temporary impairments of debt securities classified as available for sale or held to maturity. In addition, it required enhanced disclosures concerning such impairment for both debt and equity securities. The requirements of these FSPs are effective for interim reporting periods ending after June 15, 2009. Early adoption is permitted for interim periods ending after March 15, 2009, but only if the election is made to adopt all the FSPs. Disclosures for earlier periods presented for comparative purposes at initial adoption are not required. In periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The Company has adopted the FSPs for the second quarter of 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FAS 165 is effective for interim and annual periods ending after June 15, 2009 and, accordingly, the Company adopted FAS 165 during the second quarter of 2009. FAS 165 requires public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these condensed consolidated financial statements with the Securities and Exchange Commission (“SEC”) on August 13, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“FAS 166”), which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact of adopting FAS 166 on its condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact of adopting FAS 167 on its condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009 and, as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009 and, accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis are as follows (in thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:

Credits in lieu of cash	$49,640	$—	$49,640	$—

Prepaid insurance	—	—	—	—

Total assets	$49,640	$—	$49,640	$—

Liabilities:

Notes payable in credits in lieu of cash	$49,640	$—	$49,640	$—

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

As of March 31, 2009, the present value of the credits in lieu of cash was $46,866,000 and notes payable in credits in lieu of cash was $46,260,000. On that date, the yield on the AIG Note Basket was 27.56%. As of June 30, 2009, the date the Company revalued the asset and liability, the yields on the AIG notes averaged 18.27% reflecting changes in interest rates in the marketplace. This decrease in yield increased both the fair value of the credits in lieu of cash by $6,157,000 to $49,388,000 from an expected value of $43,231,000 assuming the yield had remained unchanged from March 31, 2009, and the fair value of the notes payable in credits in lieu of cash by $6,539,000 to $49,640,000 from an expected value of $43,101,000 assuming the yield had remained unchanged from March 31, 2009. The Company increased the value of the credits in lieu of cash to equal the value of the notes payable in credits in lieu of cash because the credits in lieu of cash can only be used to satisfy the liability and must equal the value of the notes payable in credits in lieu of cash at all times. The net change in fair value reported in the Company’s condensed consolidated statement of operations for the three and six month periods ended June 30, 2009 was a gain of $473,000 and $1,010,000, respectively.

Changes in the future yield of the AIG issued debt selected for valuation purposes will result in changes to the fair values of the credits in lieu of cash and notes payable in credits in lieu of cash when calculated for future periods; these changes will be reported through the Company’s condensed consolidated statements of operations.

OTHER FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using:			Level 3
	Total	Level 1	Level 2
Assets

Impaired loans	$7,126	$—	$—	$7,126

Other real-estate owned	456	—	456	—

Total assets	$7,582	$—	$456	$7,126

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

NOTE 4 – SBA LOANS:

SBA loans are primarily concentrated in the hotel and motel industry (11% of the portfolio) and the restaurant industry (13% of the portfolio), as well as geographically in Florida (28% of the portfolio) and New York (16% of the portfolio). Below is a summary of the activity in the SBA loans held for investment, net of SBA loan loss reserves for the six months ended June 30, 2009 (In thousands):

Balance at December 31, 2008	$26,912
SBA loans funded for investment	912
Payments received	(1,862)
SBA loans held for investment, sold	(400)
Provision for SBA loan losses	(933)
Loans foreclosed into real estate owned	(66)

Balance at June 30, 2009	$24,563

Below is a summary of the activity in the reserve for loan losses for the six months ended June 30, 2009 (In thousands):

Balance at December 31, 2008	$3,420
SBA loan loss provision	933
Recoveries	21
Loan charge-offs	(618)

Balance at June 30, 2009	$3,756

Below is a summary of the activity in the SBA loans held for sale for the six months ended June 30, 2009 (In thousands):

Balance at December 31, 2008	$6,133
Loan originations for sale	2,669
Loans sold	(8,802)

Balance at June 30, 2009	$—

All loans are priced at the Prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with the Company. As of June 30, 2009 and December 31, 2008, net SBA loans receivable held for investment with adjustable interest rates amounted to $24,160,000 and $25,948,000, respectively.

For the six months ended June 30, 2009 and 2008, the Company funded approximately $3,581,000 and $14,518,000 in loans and sold approximately $8,802,000 and $9,818,000 of the guaranteed portion of the loans, respectively.

The outstanding balances of loans past due ninety days or more and still accruing interest as of June 30, 2009 and December 31, 2008 amounted to $591,000 and $626,000, respectively.

At June 30, 2009 and December 31, 2008, total impaired non-accrual loans amounted to $7,126,000 and $5,682,000, respectively. For the six months ended June 30, 2009 and for the year ended December 31, 2008, the average balance of impaired non-accrual loans was $6,962,000 and $5,837,000, respectively. Approximately $2,738,000 and $2,294,000 of the allowance for loan losses were allocated against such impaired non-accrual loans, respectively, in accordance with SFAS 114 “Accounting by Creditors for Impairment of a Loan — an amendment of FASB Statement No. 5 and 15”. The following is a summary of SBA loans held for investment as of:

(In thousands):	June 30, 2009	December 31, 2008
Due in one year or less	$—	$61
Due between one and five years	1,455	1,417
Due after five years	28,474	30,465

Total	29,929	31,943
Less: Allowance for loan losses	(3,756)	(3,420)
Less: Deferred origination fees, net	(1,610)	(1,611)

Balance (net)	$24,563	$26,912

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

The changes in the value of the Company’s servicing rights for the six months ended June 30, 2009 were as follows:

(In thousands):
Balance at December 31, 2008	$2,282

Servicing assets capitalized	710

Servicing assets amortized	(398)

Balance at June 30, 2009	$2,594

The estimated fair value of capitalized servicing rights was $2,594,000 and $2,282,000 at June 30, 2009 and December 31, 2008, respectively. The estimated fair value of servicing assets at both balance sheet dates was determined using a discount rate of 16.8%, weighted average prepayment speeds ranging from 1% to 18%, depending upon certain characteristics of the loan portfolio, a weighted average life of 3.2 years, and an average default rate of 5.0%.

The unpaid principal balances of loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others were $140,881,000 and $141,587,000 as of June 30, 2009 and December 31, 2008, respectively.

NOTE 6 – LOSS PER SHARE:

Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common share equivalents is included in the calculation of diluted loss per share only when the effect of their inclusion would be dilutive.

The calculations of loss per share were:

	Three months Ended June 30:		Six months Ended June 30:
(In thousands except per share data):	2009	2008	2009	2008
Numerator for basic and diluted EPS – loss available to common shareholders	$(637)	$(1,982)	$(1,613)	$(4,676)

Denominator for basic and diluted EPS – weighted average shares	35,625	35,750	35,625	35,809

Loss per share: Basic and diluted	$(0.02)	$(0.06)	$(0.05)	$(0.13)

The amount of anti-dilutive shares/units excluded from above is as follows:

Stock options	1,544	1,743	1,544	1,743
Warrants	266	216	266	216
Contingently issuable shares	97	474	97	474

NOTE 7 – SEGMENT REPORTING:

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

The following table presents the Company’s segment information for the periods ended June 30, 2009 and 2008 and total assets as of June 30, 2009 and December 31, 2008 (In Thousands):

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008
Third Party Revenue
Electronic payment processing	$16,889	$15,939	$32,663	$31,150
Web hosting	4,707	4,501	9,382	8,783
Small business finance	1,564	2,080	3,407	3,945
Capcos	2,733	1,602	4,311	3,238
All other	1,320	644	1,706	1,306
Corporate activities	925	2,487	1,785	3,560

Total reportable segments	28,138	27,253	53,254	51,982
Eliminations	(1,061)	(2,623)	(2,056)	(3,832)

Consolidated Total	$27,077	$24,630	$51,198	$48,150

Inter-Segment Revenue
Electronic payment processing	$51	$18	$96	$36
Web hosting	87	39	200	78
Small business finance	22	761	36	769
Capcos	543	488	893	965
All other	135	182	275	359
Corporate activities	520	577	921	1,081

Total reportable segments	1,358	2,065	2,421	3,288
Eliminations	(1,358)	(2,065)	(2,421)	(3,288)

Consolidated Total	$—	$—	$—	$—

Income (loss) before benefit for income taxes
Electronic payment processing	$1,060	$1,167	$2,023	$2,247
Web hosting	917	737	1,833	1,351
Small business finance	(748)	(791)	(1,341)	(2,293)
Capcos	(1,063)	(2,859)	(2,167)	(4,344)
All other	555	(396)	151	(952)
Corporate activities	(1,496)	(487)	(3,352)	(2,673)

Totals	$(775)	$(2,629)	$(2,853)	$(6,664)

Depreciation and amortization
Electronic payment processing	$425	$559	$885	$1,121
Web hosting	762	815	1,554	1,633
Small business finance	243	277	472	586
Capcos	(4)	14	12	24
All other	32	15	62	48
Corporate activities	112	86	234	164

Totals	$1,570	$1,766	$3,219	$3,576

	As of June 30, 2009	As of December 31, 2008
Identifiable assets
Electronic payment processing	$14,742	$15,432
Web hosting	13,078	14,080
Small business finance	40,606	48,361
Capcos	59,215	81,074
All other	7,056	7,515
Corporate activities	4,183	3,065

Consolidated total	$138,880	$169,527

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We directly distribute business services to small- and medium-sized businesses, a very significant marketplace in the United States. According to statistics published by the U.S. Small Business Administration, approximately 51% of the GDP and private sector employment in the United States comes from small businesses, and 99% of businesses in the United States which have one or more employees fit into this market segment. As of June 30, 2009, we had over 87,000 customer accounts. We use state-of-the-art web-based proprietary technology to be a low cost acquirer and provider of products and services to our small- and medium-sized business clients. We partner with Chartis (the property/casualty insurance companies of AIG), the Latino Coalition, Morgan Stanley, the Credit Union National Association with its 8,100 credit unions and 91 million members, Navy Federal Credit Union with 3.2 million members, Pershing, PSCU Financial Services, Inc., the nation’s largest credit union service organization, and Fiserv Solutions, Inc. d/b/a IntegraSys, , all of whom have elected to offer certain of our business services and financial products rather than provide some or all of them directly for their customers. We have deemphasized our Capco business in favor of growing our operating businesses and do not anticipate creating any new Capcos in the foreseeable future.

For the quarter ended June 30, 2009, the Company substantially reduced its loss before benefit for income taxes to $(775,000) from $(2,629,000) in the same quarter of 2008. While this reduction in loss demonstrates improvements in operations with increases in revenue being matched to reductions in salaries and benefits, part of the reduction reflects the recovery of a $1,000,000 related to an investment previously written off and shown in the All other segment. We had a net loss of $(637,000), an improvement of $1,345,000 over 2008, on revenues of $27,077,000. Total revenues increased by $2,447,000 or 10.0%, from

$24,630,000 for the quarter ended June 30, 2008 principally due to increased revenues in the Electronic payment processing, Web hosting, Capco, and All other segments offset by decreases in revenues from our Small business finance and Corporate activities segments. The reduction in the net loss of $1,345,000 from the second quarter of 2008 reflects improvements in income from operations for the Web hosting segment from increased sales and a decrease in the losses for the Small business finance, Capco, All other, and Corporate segments offset by decreased income from operations for the Electronic payment processing segment. The decreased gross margin in Electronic payment processing primarily occurred during the slowing of the economy in the second half of 2008 and is anticipated to continue to negatively impact profitability for the segment throughout 2009. The improved net income in the Web hosting segment resulted from increased revenues combined with relatively stable expenses.

As a result of the dislocation in the secondary market for guaranteed loan sales, the Small business finance segment stopped originating new loans in the fourth quarter of 2008. Improving secondary market conditions and changes to the SBA 7(a) loan program in the 2 nd quarter have permitted us to begin lending again, although the temporary nature of our lending line has caused management to limit the amount of loans we will originate. In June 2009, the Small business finance segment originated and sold a new loan at a premium. As of June 30, 2009, we had approximately $16,327,000 outstanding under the $30,000,000 GE line of credit of which the Company guarantees up to $15,000,000 of the advances. On July 22, 2009 we entered into a Fifth Amendment and Consent (the “Fifth Amendment”) to the Credit Agreement dated as of August 31, 2005 between NSBF and General Electric Capital Corporation (GECC) which made certain changes in the terms of the warehouse lending facility provided to NSBF. The Fifth Amendment reduces the aggregate total of the credit facility to $15 million from $28 million, adjusts the interest rate and other terms and extends the maturity date from August 31, 2009 to May 31, 2010 based upon progress shown by NSBF in obtaining a commitment for a replacement lender. The effectiveness of the Fifth Amendment is subject to the approval of the United States Small Business Administration. Upon the Fifth Amendment becoming effective the Company will have to partially pay the line down. There can be no assurance that we will be able to renew our credit line with GE, or that we will be able to negotiate an alternate arrangement. Failure to obtain replacement financing will have a material adverse effect on our business.

Improvement in operations and the investment recovery provided the Company with positive cash flow for the quarter and the first six months of 2009. Cash and cash equivalents increased to $18,594,000 on June 30, 2009 from $16,852,000 on December 31, 2008. Overall, we believe that throughout 2009 the Company will enjoy both the full year benefit from the expense reductions made in 2008 in the Small business finance, All other and Corporate segments as well as the continuing costs cutting efforts in 2009.

Our operating businesses are dependent on the health of the small- and medium-sized segments of the U.S. economy. The reduction in the availability of credit and a weakening economy could have a negative impact on consumer and commercial spending which could adversely impact Newtek’s small business customers. This could also negatively impact the value of commercial and residential real estate, which could adversely impact the loan portfolio of our SBA Lending segment.

On August 13, 2008, the Company received a staff deficiency letter from The Nasdaq Stock Market (“Nasdaq”) indicating that, for the prior 30 consecutive days, the bid price for Newtek’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Marketplace Rule 4450(a)(5) (the “Rule”). In accordance with Marketplace Rule 4450(e)(2), the Company was given 180 calendar days, or until February 9, 2009, to regain compliance with the Rule. The letter also indicated that if the Company did not regain compliance by February 9, 2009, Nasdaq would provide written notification that Newtek’s common stock will be delisted. On October 16, 2008, Nasdaq announced that it was suspending the rules requiring a minimum $1.00 closing bid price and a minimum market value of publicly held shares until December 19, 2008, and on December 19, 2008 the suspension was extended until April 20, 2009, at which time the Rule will begin to run again. On July 13, 2009 the Company received another letter from the NASDAQ stating that the Company will have until November 27, 2009 to regain compliance. The Company can regain compliance, either during the suspension or during the compliance period resuming after the suspension, by achieving a $1 closing bid price for a minimum of 10 consecutive trading days. At the current market price, the Company would not regain compliance, and there can be no assurance that the Company would be able to do so by November 27, 2009. If the Company is unable to regain compliance, it faces delisting. In the event that the common stock is delisted, there can be no assurance that an active public market for our stock can be sustained or that current trading levels can be sustained or not diminished.

Finally, in May 2009 the Company received a letter from the state of Florida stating that the Company’s Florida capco, Wilshire Partners, LLC, had achieved 100% investment and therefore was eligible for final dissolution. Dissolution of the Capco will result in additional cost savings for the Company. In addition, as a result of meeting the conditions of its insurance policy, Wilshire Partners, LLC received a return of premium in the amount of $250,000.

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

Corporate Activities: Corporate implements business strategy, directs marketing, provides technology oversight and guidance, coordinates and integrates activities of the segments, contracts with alliance partners, acquires customer opportunities and owns our proprietary NewTracker™ referral system. Revenue and expenses not allocated to our other segments, including interest income, Capco management fee income and corporate operations expenses.

Capcos: Fourteen certified capital companies, which invest in small- and medium-sized businesses. They generate non-cash income from tax credits and non-cash interest.

Segment Results:

The results of the Company’s reportable segments for the three and six months ended June 30, 2009 and 2008 are discussed below.

Electronic Payment Processing

	Three months ended June 30:		$ Change	% Change
(In thousands):	2009	2008
Revenue:
Electronic payment processing	$16,880	$15,921	$959	6%
Interest income	9	18	(9)	(50)%

Total revenue	16,889	15,939	950	6%

Expenses:
Electronic payment processing costs	14,107	12,925	1,182	9%
Salaries and benefits	991	977	14	1%
Professional fees	59	85	(26)	(31)%
Depreciation and amortization	425	559	(134)	(24)%
Other general and administrative costs	247	226	21	9%

Total expenses	15,829	14,772	1,057	7%

Income before benefit for income taxes	$1,060	$1,167	$(107)	(9)%

Three months ending June 30, 2009 and 2008:

Electronic payment processing revenue increased $959,000 or 6% between periods principally due to the overall impact of growth in organic revenue of approximately 8% while revenues from acquired portfolios decreased overall revenue growth by 2% between periods due to merchant attrition. Approximately 6% of the growth in organic revenue was derived from an increase in the average number of merchants under contract between years of 9%. However, the average monthly processing volume per merchant decreased 3% between years. The decrease in the average monthly processing volume per merchant in 2009 reflects a combination of a decrease in the average sales volume from existing merchants and the effect of new merchants added in 2009 being smaller in terms of average monthly processing volumes. The overall decrease in the average processing volume per merchant in 2009 we believe is primarily attributable to the recessionary economic environment in the United States. The remaining 2% increase in organic revenue is principally due to an increase in transaction count related fees. Total transactions processed increased 13% between years, including an increase in check card transactions of 18% between periods.

Electronic payment processing costs increased $1,182,000 or 9% between years. Electronic payment processing cost resulting from acquired portfolios had the overall effect of decreasing such cost by approximately 2% between periods due to merchant attrition. Organic electronic payment processing costs had the effect of increasing total electronic payment processing costs by 11% between years. The revenues less electronic payment processing cost (“margin”) declined approximately 2.4% from 18.8% in 2008 to 16.4% in 2009. The 1.8% reduction in the margin was due to the increased residual payments made to certain third-party sales referral sources and the growth of such third-party sales on a sales mix basis. The remaining reduction in such margin between periods is principally due to the effects of competitive pricing pressures for new and existing merchants between years.

Excluding electronic payment processing costs, other costs decreased $125,000 or 7% between years. Depreciation and amortization decreased $134,000 between periods. The decrease in depreciation and amortization is principally due to a previously acquired portfolio intangible asset becoming fully amortized during 2009 and the effect between years of a portfolio impairment charge recorded in the fourth quarter of 2008. Remaining costs increased $9,000 between years as the result of an increase in costs related to information technology and sales and marketing related services.

Income before benefit for income taxes decreased $107,000 to $1,060,000 in 2009 from $1,167,000 in 2008. The decrease in income before benefit for income taxes in 2009 is principally due to the lower margin partially offset by an overall reduction in other costs between years.

	Six months ended June 30:		$ Change	% Change
(In thousands):	2009	2008
Revenue:
Electronic payment processing	$32,641	$31,102	$1,539	5%
Interest income	22	48	(26)	(54)%

Total revenue	32,663	31,150	1,513	5%

Expenses:
Electronic payment processing costs	27,048	25,149	1,899	8%
Salaries and benefits	2,124	2,041	83	4%
Professional fees	114	152	(38)	(25)%
Depreciation and amortization	885	1,121	(236)	(21)%
Other general and administrative costs	469	440	29	7%

Total expenses	30,640	28,903	1,737	6%

Income before benefit for income taxes	$2,023	$2,247	$(224)	(10)%

Six months ending June 30, 2009 and 2008:

Electronic payment processing revenue increased $1,539,000 or 5% between periods principally due to the overall impact of growth in organic revenue of approximately 6% while revenues from acquired portfolios decreased overall revenue growth by 1% between periods due to merchant attrition. Approximately 5% of the growth in organic revenue was derived from an increase in the average number of merchants under contract between years of 11%. However, the average monthly processing volume per merchant decreased 6% between years. The decrease in the average monthly processing volume per merchant in 2009 reflects a combination of a decrease in the average sales volume from existing merchants and the effect of new merchants added in 2009 being smaller in terms of average monthly processing volumes. The overall decrease in the average processing volume per merchant in 2009 we believe is primarily attributable to the recessionary economic environment in the United States. The remaining 1% increase in organic revenue is principally due to an increase in transaction count related fees. Total transactions processed increased 12% between years, including an increase in check card transactions of 21% between periods.

Electronic payment processing costs increased $1,899,000 or 8% between years. Electronic payment processing costs resulting from acquired portfolios had the overall effect of decreasing such cost by approximately 2% between periods due to merchant attrition. Organic electronic payment processing costs had the effect of increasing total electronic payment processing cost by 10% between years. The margin declined approximately 2.0% from 19.1% in 2008 to 17.1% in 2009. The 1.6% reduction in margin was due to increased residual payments made to certain third-party sales referral sources and the growth of such third-party sales on a sales mix basis. The remaining reduction in such margin between periods is principally due to the effects of competitive pricing pressures for new and existing merchants between years.

Excluding electronic payment processing costs, other costs decreased $162,000 or 4% between years. Depreciation and amortization cost decreased $236,000 between years. The decrease in depreciation and amortization cost is principally due to a previously acquired portfolio intangible asset becoming fully amortized during 2009 and the effect between years of a portfolio impairment charge recorded in the fourth quarter of 2008. Remaining costs increased $74,000 between years as the result of an increase in the use and cost of services related to information technology and sales and marketing related services.

Income before benefit for income taxes decreased $224,000 to $2,023,000 in 2009 from $2,247,000 in 2008. The decrease in income before benefit for income taxes in 2009 is principally due to the lower margin partially offset by an overall reduction in other costs between years.

Web Hosting

	Three months Ended June 30:		$ Change	% Change
(In thousands):	2009	2008
Revenue:
Web hosting	$4,702	$4,499	$203	5%
Interest income	5	2	3	150%

Total revenue	4,707	4,501	206	5%

Expenses:
Salaries and benefits	1,245	1,218	27	2%
Interest	33	15	18	120%
Professional fees	28	28	—	—%
Depreciation and amortization	762	815	(53)	(7)%
Other general and administrative costs	1,722	1,688	34	2%

Total expenses	3,790	3,764	26	1%

Income before benefit for income taxes	$917	$737	$180	24%

Three months ended June 30, 2009 and 2008:

The segment derives revenue primarily from monthly recurring fees from hosting websites. Web hosting revenue between periods increased $203,000, or 5%, to $4,702,000 for the three months ended June 30, 2009 over the same period in 2008 due to a combination of improved revenue per website offsetting a decrease in the average number of hosted websites. Average monthly revenue per site increased 8% to $23.84 from $21.99. NTS utilized price increases coordinated with service and plan enhancements as well as new higher priced service offerings to help drive growth in revenue.

The total average number of sites for the three months ended June 30, 2009 as compared to the same period in 2008 decreased 2,442 sites, or 4%, to 65,727 from 68,169. A 2,503 or 4% decrease in average number of shared sites to 63,410 in 2009 from 65,913 in 2008 accounts for most of the lost sites; this recent trend of decreasing shared websites since the fourth quarter of 2008 reflects the effects of a deliberate price increase to improve profitability of the lowest priced plans as well as economic conditions and increased competition. The additional 147 average number of virtual dedicated websites in 2009, a new service offering which was not offered in the beginning of 2008, offset the decrease in the average number of total dedicated websites by 85 in 2009 as compared to 2008, or 4%, to 2,171 from 2,256. Although improvement in revenue per site reflects the greater growth in virtual dedicated sites in 2009 over 2008, which generate higher monthly fees versus higher end shared and lower end dedicated web hosting plans, revenues from shared and dedicated sites improved as well reflecting better pricing and utilization of higher priced plans by customers.

Total expenses increased 1% or $26,000 to $3,790,000 from $3,764,000 for the three months ended June 30, 2009 as compared to the same period 2008. The increase in total expenses was due to a $27,000 increase in salaries and benefits, a $34,000 increase in other general and administrative costs mainly for marketing, and a $18,000 increase in interest expense relating to the outstanding $2.5 million note, offset in part by a $53,000 decrease in depreciation and amortization.

Income before benefit for income taxes increased 24% or $180,000 to $917,000 for the three months ended June 30, 2009 from $737,000 for the same period 2008. The improvement in profitability primarily resulted from increased web site plan revenue growing more quickly than the substantially fixed costs of the datacenter; imbedded rent, utility and software licensing fees effectively contributed more revenue. Maintenance of current staffing levels since the third and fourth quarter of 2008 contributed to the improvement in income as well. Due to management’s focus on cost efficiency, continued growth in revenue should result in improved future profits and margins.

	Six months ended June 30:		$ Change	% Change
(In thousands):	2009	2008
Revenue:
Web hosting	$9,374	$8,775	$599	7%
Interest income	8	8	—	—%

Total revenue	9,382	8,783	599	7%

Expenses:
Salaries and benefits	2,430	2,413	17	1%
Interest	67	31	36	116%
Professional fees	109	54	55	102%
Depreciation and amortization	1,554	1,633	(79)	(5)%
Other general and administrative costs	3,389	3,301	88	3%

Total expenses	7,549	7,432	117	2%

Income before benefit for income taxes	$1,833	$1,351	$482	36%

Six months ended June 30, 2009 and 2008:

The segment derives revenue primarily from monthly recurring fees from hosting websites. Web hosting revenue between periods increased $599,000, or 7%, to $9,374,000 for the six months ended June 30, 2009 over the same period 2008 due to improved revenue per website and organic growth of hosted virtual websites, which was a new service offering successfully launched in the third quarter of 2008. NTS utilized sales promotions and service and plan enhancements to help drive growth in sites and revenue.

The increase in revenue reflects a decrease in the average number of total websites by 1,321 for the six months ended June 30, 2009 as compared to the same period in 2008, or 2%, to 66,268 from 67,589 as well as an increase in average monthly revenue per site of 9% to $23.57 from $21.64. Improvement in revenue per site primarily reflects the greater growth in virtual dedicated sites, the customers gravitating towards higher end services combined with additional options, and is also a result of a price change to our lowest priced plan in the third quarter of 2008. The average number of dedicated websites, which generate a higher monthly fee versus shared websites, decreased by 8 between periods, or less than 1%, to an average of 2,206 per month from an average of 2,214 per month for the same period in 2008. The average number of shared websites decreased 1,434, or 2%, to an average of 63,941 per month for the six months ended June 30, 2009, from an average of 65,375 per month for the same period 2008. The decreasing trend in total shared and dedicated site counts began in the fourth quarter of 2008. This change in trend reflects the continuing economic conditions, which started impacting the web hosting segment in the fourth quarter of 2008, along with increased competition, a deliberate price increase by the hosting division to improve profitability of the lowest priced plans, and the move of high-end shared users and low-end dedicated users to the new Hyper-V plan.

Total segment expenses increased at 2%, or $117,000, as compared to the 7%, or $599,000, growth in revenues for the six months ended June 30, 2009. The majority of the 2% or $117,000 increase in expenses between periods reflects an increase in other general and administrative costs of $88,000, an increase in salaries and benefits of $17,000, an increase in interest expense of $36,000, and an increase in professional fees of $55,000 offset by a decrease in depreciation and amortization expense of $79,000. As a percent of sales, other general and administrative costs, depreciation and amortization, and salaries and benefits have decreased between periods as a result of management’s efforts to maintain and improve cost efficiency. The increase in other general and administrative costs was primarily due to a $143,000 increase in marketing, a result of banner ads, search engine optimization and click advertisement, and a $50,000 increase in bad debt expense, mainly attributable to the poor economic environment. The increases in marketing and bad debt expenses were offset in part by a $31,000 decrease in utilities and communications, a result of renegotiations of internet and telephone contracts, and an approximate decrease of $70,000 in office related expenses. Salaries and benefits increased $17,000, at a lower rate than revenue growth. The $79,000 decrease in depreciation and amortization was primarily due to the slowing of capital expenditures as a result of consolidation efforts in the shared segment to allow for more efficient use of the already existing equipment within the datacenter. The increase of $55,000 in professional fees was due to higher audit and legal fees in the six months ended June 30, 2009.

Income before benefit for income taxes increased 36% or $482,000 to $1,833,000 for the six months ended June 30, 2009 from $1,351,000 for the six months ended June 30, 2008. The improvement in profitability primarily resulted from increased web site plan sales, while, imbedded rent, utility and software licensing fees effectively contributed more revenue. Maintenance of current staffing levels and other general and administrative cost in the first six months of 2009 contributed to the improvement in income as well. Due to management’s focus on cost efficiency, continued growth in revenue should result in improved future profits and margins.

Small Business Finance

	Three months ended June 30:		$ Change	% Change
(In thousands):	2009	2008
Revenue:
Premium income	$137	$326	$(189)	(58)%
Servicing fee	424	438	(14)	(3)%
Interest income	376	658	(282)	(43)%
Management fees	146	146	—	—
Other income	481	512	(31)	(6)%

Total revenue	1,564	2,080	(516)	(25)%

Expenses:
Salaries and benefits	705	1,159	(454)	(39)%
Interest	374	454	(80)	(18)%
Management fees	115	115	—	—
Professional fees	88	80	8	10%
Depreciation and amortization	243	277	(34)	(12)%
Provision for loan losses	509	472	37	8%
Other general and administrative costs	278	314	(36)	(11)%

Total expenses	2,312	2,871	(559)	(19)%

Loss before benefit for income taxes	$(748)	$(791)	$(43)	(5)%

Three months ended June 30, 2009 and 2008:

Revenue is derived primarily from premium on loan sales generated by the sale of the guaranteed and unguaranteed portions of SBA loans, interest income on SBA loans held for investment, servicing fee income on the guaranteed portions of SBA loans previously sold, servicing income for loans originated by other lenders for which NSBF is the servicer, and receivables factoring and billing services, classified as other income above, provided by Newtek Business Credit (“NBC”). Most SBA loans originated by NSBF charge an interest rate equal to the Prime rate plus an additional percentage amount; the interest rate resets to the current Prime rate on a monthly or quarterly basis which will result in changes to the amount of interest accrued for that month and going forward and a re-amortization of a loan’s payment amount until maturity.

As a result of the dislocation in the secondary market for guaranteed loan sales, NSBF stopped originating new loans in the fourth quarter of 2008. Improving secondary market conditions and changes to the SBA 7(a) loan program in the 2nd quarter have permitted NSBF to begin lending again, although the temporary nature of its lending line, described below, has caused management to limit the amount of loans NSBF will make. One new loan was originated in June 2009, resulting in the sale of one $1,500,000 guaranteed portion in the three months ended June 30, 2009, compared to 22 guaranteed portions sold aggregating $7,346,000 in the same period for the prior year. The Company does not expect to generate material premium income until NSBF begins to originate new loans in substantial volumes. Premium income for the three months ended June 30, 2009 also included the sale of a $400,000 loan classified as held for investment and the discount recognized thereon. NSBF sold the loan at par with the carrying value below the amount sold of $27,000 being recorded as premium income. This $27,000 represented the allocated portion of the remaining discount recorded at the time of loan origination.

Servicing fee income related to SBA loans decreased by $14,000 due to a decrease in the NSBF loan servicing portfolio and an increase in non-performing loans, as well as a reduction in the fee income associated with the servicing of an SBA portfolio for a savings bank in New York which totaled $36,000 for the three months ended June 30, 2009 compared to $41,000 in the three months ended June 30, 2008. The average NSBF servicing portfolio for the quarter ended June 30, 2009 was $126,356,000 compared with $127,654,000 for the quarter ended June 30, 2008.

Interest income decreased by $282,000 due primarily to a decrease in the average interest rate being charged to borrowers from 7.9% to 5.9% due to a reduction in the prime rate, a decrease in the average outstanding portfolio from $32,397,000 in the three months ended June 30, 2008 to $30,098,000 in the three months ended June 30, 2009, and an increase in the nonperforming NSBF portfolio from an average of 18.5% to 24.2% for the three months ended June 30, 2008 and 2009, respectively. If NSBF does not originate and fund new loans in substantial volumes, then its performing portfolio will continue to shrink as loans normally pay down principal and default, further reducing its opportunity to earn interest and servicing income.

Other income decreased by $31,000 due to a decrease in revenue earned by NSBF of $43,000 attributable to a decrease in the number of loans prepaying as well as a decrease in revenue earned on late payments. Additionally, in the three months ended June 30, 2008, Small Business Lending, the holding company for NSBF recognized $60,000 in referral fee income compared to no corresponding revenue earned in 2009. These decreases in revenue were offset by an increase in revenue earned by Newtek Business Credit. For the three months ended June 30, 2009, NBC had revenue of $372,000 and purchased $5,955,000 of receivables from an average customer base of 120 compared to revenue of $319,000 on $4,257,000 of receivables purchased with an average customer base of 124 for the three months ended June 30, 2008.

Consideration in arriving at the provision for loan loss includes past and current loss experience, current portfolio composition, future estimated cash flows, and the evaluation of real estate and other collateral as well as current economic conditions. The quarterly provision for loan loss increased slightly quarter over quarter by $37,000. Our reserve for loan losses as compared to our gross portfolio balance increased from $2,484,000 or 7.75% at June 30, 2008 to $3,755,000 or 12.71% at June 30, 2009. At June 30, 2009 and June 30, 2008, total impaired non-accrual loans amounted to $7,126,000 and $5,908,000, respectively, with $2,738,000 or 38.0% and $1,284,000 or 21.7% of the allowance for loan losses being allocated against such impaired non-accrual loans, respectively. The year over year increase in the reserve balance on an absolute and as a percentage of impaired non-accrual loans reflects the effects the recession has had on NSBF’s borrowers and the borrowers’ assets underlying the loans

Salaries and benefits decreased by $454,000 as a result of staffing cutbacks in sales and origination staff in connection with the lending operation totaling $513,000 that began in the fourth quarter of 2008 and were completed during the quarter ended March 31, 2009. NSBF believes it currently has adequate staff to service its portfolio and originate loans in the future if it chooses to do so. This was offset by an increase in headcount and salaries at NBC of $59,000 for the same period. Combined headcount decreased over 39% from 51 at June 30, 2008, to 31 at June 30, 2009.

Professional fees for the three months ended June 30, 2009 increased by $8,000 primarily due to increases in audit and tax related expenses partially offset by a reduction in 3rd party consulting expenses.

After deducting the amortization of deferred financing costs associated with the lines of credit held by NSBF and NBC of $131,000 for the three months ended June 30, 2008 and $89,000 for the three months ended June 30, 2009, interest expense decreased from $323,000 to $285,000 for the same periods, respectively. This decrease was attributable to a decrease in the prime lending rate on which the financing costs are based from an average of 5.08% to a rate of 3.25% quarter over quarter. This decrease in the Prime rate was offset by an increase in the spread over prime being charged by General Electric (“GE”). In 2008, the spread over Prime was 0.25% whereas in the three months ending June 30, 2009, the spread was 2.50%. This increase in the spread was offset by a decrease in the average amount outstanding under the GE credit facility. The average amount outstanding for the three months ended June 30, 2008 was $19,843,000 as compared with $15,663,000 during the same period in 2009.

Other general and administrative costs decreased by $36,000 due primarily to a reduction in forced placed insurance costs, a reduction in bank service charges and an overall reduction in office related expenses due to a reduction in headcount at NSBF and cost cutting measures at NBC. These cost reductions were partially offset by a $57,000 increase in loan recovery expenses as a result of the increase in non-performing portfolio.

Overall, the reduction in segment expenses of $559,000 balanced out the $516,000 reduction in segment revenue, resulting in a slight improvement in loss before benefit of income taxes for the three months ended June 30, 2009 versus that of June 30, 2008.

	Six months ended June 30:		$ Change	% Change
(In thousands):	2009	2008
Revenue:
Premium income	$582	$476	$106	22%
Servicing fee	825	922	(97)	(11)%
Interest income	796	1,344	(548)	(41)%
Management fees	293	293	—	—
Other income	911	910	1	0%

Total revenue	3,407	3,945	(538)	(14)%

Expenses:
Salaries and benefits	1,447	2,462	(1,015)	(41)%
Interest	792	956	(164)	(17)%
Management fees	230	230	—	—
Professional fees	158	219	(61)	(28)%
Depreciation and amortization	472	586	(114)	(19)%
Provision for loan losses	933	911	22	2%
Other general and administrative costs	716	874	(158)	(18)%

Total expenses	4,748	6,238	(1,490)	(24)%

Loss before benefit for income taxes	$(1,341)	$(2,293)	$(952)	(42)%

For the six months ended June 30, 2009 and 2008:

Revenue is derived primarily from premium on loan sales generated by the sale of the guaranteed and unguaranteed portions of SBA loans, interest income on SBA loans held for investment, servicing fee income on the guaranteed portions of SBA loans previously sold, servicing income for loans originated by other lenders for which NSBF is the servicer, and receivable factoring and billing services, classified as other income above, provided by Newtek Business Credit (“NBC”). Most SBA loans originated by NSBF charge an interest rate equal to the Prime rate plus an additional percentage amount; the interest rate resets to the current Prime rate on a monthly or quarterly basis which will result in changes to the amount of interest accrued for that month and going forward and a re-amortization of a loan’s payment amount until maturity.

NSBF stopped originating new loans in the fourth quarter of 2008 although loan fundings continued through the first quarter of 2009 along with one additional new origination in the second quarter of 2009. First six months 2009 premium income, and its increase over the same period in 2008, benefited primarily from a change in the method of valuing servicing assets created at the time of sale. The Company sold 14 guaranteed loans in the six months ended June 30, 2009, aggregating $8,802,000 compared to 35 loans sold aggregating $9,818,000 in the same period for the prior year. With the exception of one new loan originated in June 2009, the period’s sales primarily consisted of loans funded over previous quarters that had been held for sale due to capital market conditions. The Company does not expect to generate material premium income until NSBF begins to originate new loans in substantial volumes. As a result of the dislocation in the secondary market for guaranteed loan sales through April 2009, premiums on guaranteed loan sales dropped from an average of 107.6% with 1% servicing in the six months ended June 30, 2008 to an average of 102.4% with 1% servicing through March 31, 2009. As a result of this decrease, management made the business decision to sell its guaranteed loans available for sale through March 31, 2009 at par with an average of 3.4% servicing. In June 2009, with the secondary market returning to somewhat normalized levels, the Company sold one newly originated guaranteed loan aggregating $1,500,000 at a premium of 107.55%. To more appropriately value the servicing asset created under current secondary market conditions, management utilized a discounted cash flow model, which uses valuation techniques to convert future amounts to a single present amount and is based on the value indicated by current market expectations about those future amounts. The premium earned on those loans sold at par reflects the valuation of the newly created servicing assets, not cash earned at the time of the sales.

Premium income for the six months ended June 30, 2009 also included the sale of a $400,000 loan classified as held for investment and the discount recognized thereon. NSBF sold the loan at par with the carrying value below the amount sold of $27,000 being recorded as premium income. This $27,000 represented the allocated portion of the remaining discount recorded at the time of loan origination. There were no corresponding sales during the six months ended June 30, 2008.

Servicing fee income related to SBA loans decreased by $97,000 due to a decrease in the NSBF loan servicing portfolio and an increase in non-performing loans, as well as a reduction in the fee income associated with the servicing of an SBA portfolio for a savings bank in New York which totaled $74,000 for the six months ended June 30, 2009 compared to $87,000 in the six months ended June 30, 2008. The average NSBF servicing portfolio for the six months ended June 30, 2009 was $127,319,000 compared with $130,062,000 for the six months ended June 30, 2008 while the nonperforming servicing portfolio increased from $17,434,000 at June 30, 2008 to $29,715,000 at June 30, 2009.

Interest income decreased by $548,000 due primarily to a decrease in the average interest rate being charged to borrowers from 8.81% to 5.93% due to a reduction in the prime rate, a decrease in the average outstanding portfolio from $32,533,000 in the six months ended June 30, 2008 to $31,205,000 in the six months ended June 30, 2009, and an increase in the nonperforming portfolio from an average of 19.0% of the NSBF portfolio to 22.0% for the six months ended June 30, 2008 and 2009, respectively. If NSBF does not originate and fund new loans in substantial volumes, then its performing portfolio will continue to shrink as loans normally pay down principal and default, further reducing its opportunity to earn interest and servicing income.

Other income increased by $1,000 due to an increase in revenue earned by Newtek Business Credit. For the six months ended June 30, 2009, NBC had revenue of $732,000 and purchased $10,377,000 of receivables from an average customer base of 122 compared to revenue of $623,000 on $7,191,000 of receivables purchases with an average customer base of 121 for the six months ended June 30, 2008. This increase was offset by a decrease in revenue earned by NSBF in the amount of $57,000 attributable to a decrease in the number of loans prepaying as well as a decrease in revenue earned on late payments and revenue earned on loan originations, offset by an increase in income recognized on recoveries. Additionally, in the six months ended June 30, 2008, Small Business Lending, the holding company for NSBF recognized $60,000 in referral fee income compared to $9,000 of corresponding revenue earned in 2009.

Consideration in arriving at the provision for loan loss includes past and current loss experience, current portfolio composition, future estimated cash flows, and the evaluation of real estate and other collateral as well as current economic conditions. The provision for loan loss increased slightly period over period by $22,000. Our reserve for loan losses as compared to our gross portfolio balance increased from $2,484,000 or 7.75% at June 30, 2008 to $3,755,000 or 12.71% at June 30, 2009. At June 30, 2009 and June 30, 2008, total impaired non-accrual loans amounted to $7,126,000 and $5,908,000, respectively with $2,738,000 or 38.0% and $1,284,000 or 21.7% of the allowance for loan losses being allocated against such impaired non-accrual loans, respectively. The year over year increase in the reserve balance on an absolute and as a percentage of impaired non-accrual loans reflects the effects the recession has had on NSBF’s borrowers and the borrowers’ assets underlying the loans

Salaries and benefits decreased by $1,015,000 as a result of staffing cutbacks in sales and origination staff in connection with the lending operation totaling $1,052,000 that began in the fourth quarter of 2008 and were completed during the quarter ended March 31, 2009. NSBF believes it currently has adequate staff to service its portfolio and originate loans in the future if it chooses to do so. This was offset by an increase in headcount and salaries at NBC of $35,000 for the same period. Combined headcount decreased over 39% from 51 at June 30, 2008, to 31 at June 30, 2009.

Professional fees for the six months ended June 30, 2009 decreased by $61,000 primarily due to decreases in the utilization of outside consultants as well as a decrease in the timing of audit and tax related expenses partially offset by an increase in contingent expenses.

After deducting the amortization of deferred financing costs associated with the lines of credit held by NSBF and NBC of $262,000 for the six months ended June 30, 2008 and $196,000 for the six months ended June 30, 2009, interest expense decreased from $694,000 to $596,000 for the same periods, respectively. This decrease was attributable to a decrease in the prime lending rate on which the financing costs are based from a weighted average of 5.65% to a rate of 3.25% period over period. This decrease in the Prime rate was offset by an increase in the spread over prime being charged by GE. In 2008, the spread over Prime was 0.25% whereas in the six months ending June 30, 2009, the weighted average spread was 2.38%. This increase in the spread was offset by a decrease in the average amount outstanding under the GE credit facility. The average amount outstanding for the six months ended June 30, 2008 was $19,009,000 as compared with $16,581,000 during the same period in 2009.

Other general and administrative costs decreased by $158,000 due primarily to an overall reduction in office and overhead related expenses due to a reduction in headcount at NSBF and cost cutting measures at NBC. The Company also experienced a reduction in loan processing fees due to the suspension of loan originations. These cost reductions were partially offset by an $188,000 increase in loan recovery expenses as a result of the increase in non-performing loans and the loss experienced on several REO properties due to the impact of falling real estate prices.

Although segment revenues fell $538,000 or 14% period over period primarily because of the performance of NSBF, the Company’s cost cutting efforts successfully reduced segment expenses by $1,490,000 or 24%, reducing the loss before benefit of income taxes by $(952,000) or 42% to $(1,341,000) for the six months ended June 30, 2009 from a loss of $(2,293,000) for the six months ended June 30, 2008. The segment should continue to benefit from cost reductions for the remainder of 2009.

Capcos

	Three months Ended June 30:		$ Change	% Change
(In thousands):	2009	2008
Revenue:
Income from tax credits	$2,714	$1,491	$1,223	82%
Interest income	19	111	(92)	(83)%

Total revenue	2,733	1,602	1,131	71%

Expenses:
Interest	3,197	1,709	1,488	87%
Management fees	947	2,508	(1,561)	(62)%
Professional fees	143	205	(62)	(30)%
Other than temporary decline in value of investments	158	—	158	100%
Other general and administrative costs	(176)	100	(276)	(276)%

Total expenses	4,269	4,522	(253)	(6)%
Loss before fair market value adjustment and benefit for income taxes	(1,536)	(2,920)	(1,384)	(47)%
Net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash	473	61	412	675%

Loss before benefit for income taxes	$(1,063)	$(2,859)	$(1,796)	(63)%

Three months ending June 30, 2009 and 2008:

As described in Note 3 to the condensed consolidated financial statements, effective January 1, 2008, the Company adopted SFAS 157 concurrent with its adoption of SFAS 159 for substantially all credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance. These are the financial assets and liability associated with the Company’s Capco notes that are reported within the Company’s Capco segment. The table above reflects the effects of the adoption of fair value measurement on the income and expense items (income from tax credits, interest expense and insurance expense) related to the revalued financial assets and liability for the three months ended June 30, 2009 and 2008. In addition, the net change to the revalued financial assets and liability for the three months ended June 30, 2009 and 2008 is reported in the line “Net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash”.

Revenue is derived primarily from non-cash income from tax credits. The increase in income from tax credits for the second quarter 2009 revenue versus the second quarter 2008, reflects the effect of the higher interest rate used under fair value accounting. The amount of future revenue will fluctuate with future interest rates. However, over future periods, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense. Management fees decreased 62%, or $1,561,000, to $947,000 for the three months ended June 30, 2009 from $2,508,000 for the same period ended 2008. The primary reason for the decline was due to a recovery, and therefore increase, of management fees from one Capco totaling approximately $1,538,000 in the previous period in 2008. Management fees, which are eliminated on consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. Interest expense increased 87%, or $1,488,000, to $3,197,000 for the three months ended June 30, 2009 from $1,709,000 for the same period last year, reflecting the higher interest rate used under fair value accounting. Other general and administrative costs decreased by $276,000 due to the returned premium on a Capco insurance policy which expired in April 2009, in the amount of $250,000.

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

	Six months ended June 30:		$ Change	% Change
(In thousands):	2009	2008
Revenue:
Income from tax credits	$4,250	$2,954	$1,296	44%
Interest income	61	280	(219)	(78)%
Other income	—	4	(4)	(100)%

Total revenue	4,311	3,238	1,073	33%

Expenses:
Interest	5,260	3,462	1,798	52%
Management fees	1,827	3,602	(1,775)	(49)%
Professional fees	295	381	(86)	(23)%
Other than temporary decline in value of investments	158	—	158	100%
Other general and administrative costs	(52)	198	(250)	(126)%

Total expenses	7,488	7,643	(155)	2%

Loss before fair market value adjustment and benefit for income taxes	(3,177)	(4,405)	(1,228)	(28)%

Net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash	1,010	61	949	1,556%

Loss before benefit for income taxes	$(2,167)	$(4,344)	$(2,177)	(50)%

Six months ending June 30, 2009 and 2008:

As described in Note 3 to the condensed consolidated financial statements, effective January 1, 2008, the Company adopted SFAS 157 concurrent with its adoption of SFAS 159 for substantially all credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance. These are the financial assets and liability associated with the Company’s Capco notes that are reported within the Company’s Capco segment. The table above reflects the effects of the adoption of fair value measurement on the income and expense items (income from tax credits, interest expense and insurance expense) related to the revalued financial assets and liability for the six months ended June 30, 2009 and 2008. In addition, the net change to the revalued financial assets and liability for the six months ended June 30, 2009 and 2008 is reported in the line “Net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash”.

Revenue is derived primarily from non-cash income from tax credits. The increase in income from tax credits revenue for the six months ended June 30, 2009 versus the same period in 2008 reflects the effect of the higher interest rate used under fair value accounting than that previously used under cost basis accounting. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero.

Other general and administrative costs decreased by $250,000 or 126% due to the returned premium on a Capco insurance policy which expired in April 2009, in the amount of $250,000.

Expenses consist primarily of management fees and non-cash interest expense. Management fees decreased 49%, or $1,775,000, to $1,827,000 for the six month period ended June 30, 2009 from $3,602,000 during the same period of 2008. The decrease was primarily due to the recovery of management fees from one Capco totaling approximately $1,638,000 during the six months ended June 30, 2008. Management fees, which are eliminated on consolidation, are expected to continue to decline in the future as the Capcos mature and utilize their cash. Interest expense increased 52%, or $1,798,000, to $5,260,000 for the six months ended June 30, 2009 from $3,462,000 for the same period last year reflecting the higher interest rate used under fair value accounting.

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

All Other

	Three months Ended June 30:		$ Change	% Change
(In thousands):	2009	2008
Revenue:
Interest income	$12	$35	$(23)	(66)%
Insurance commissions	217	350	(133)	(38)%
Other income	1,091	259	832	321%

Total revenue	1,320	644	676	105%

Expenses:
Salaries and benefits	402	819	(417)	(51)%
Professional fees	46	(37)	83	224%
Depreciation and amortization	32	15	17	113%
Other general and administrative costs	285	243	42	17%

Total expenses	765	1,040	(275)	(26)%

Income (loss) before benefit for income taxes	$555	$(396)	$951	240%

Three months ending June 30, 2009 and 2008:

The All Other segment includes revenues and expense primarily from qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments.

The revenue increase of $676,000 is primarily due to the increase in other income of $832,000 in the second quarter 2009 as compared to the second quarter of 2008. The increase in other income was primarily due to a $1,000,000 recovery in the second quarter of 2009 related to a qualified investment previously written off as compared to a recovery in the second quarter of 2008 of only $41,000. Insurance commissions decreased by $133,000 for the three month period ended June 30, 2009 as compared to the three month period ended June 30, 2008, due primarily to staff reduction and reorganization negatively impacting new insurance sales as well as current economic conditions reducing both the demand for new policies as well as coverage levels for existing customers. Interest income decreased as a result of a decrease in cash and cash equivalents during the first second of 2009 as compared with the second quarter of 2008.

Salaries and benefits decreased by $417,000, or 51% to $402,000 for the three months ended June 30, 2009, as compared to $819,000 for same period 2008, as a result of staff reductions in the insurance agency and other entities. The increase in professional fees of $83,000, or 224% to $46,000 for second quarter ended 2009 as compared to $(37,000) for 2008 was mainly due to a one-time reversal of broker commissions in the second quarter of 2008. Other general administrative costs increased by $42,000, or 17% to $285,000 for the second quarter ended 2009, as compared to $243,000 for 2008.

Income (loss) before benefit for income taxes increased by $951,000 during the second quarter of 2009 as compared with the second quarter of 2008, primarily due to the increase in revenues of $676,000 and the decrease in total expenses of $275,000.

	Six months Ended June 30:		$ Change	% Change
(In thousands):	2009	2008
Revenue:
Interest income	$28	$108	$(80)	(74)%
Insurance commissions	417	593	(176)	(30)%
Other income	1,261	605	656	108%

Total revenue	1,706	1,306	400	31%

Expenses:
Salaries and benefits	894	1,670	(776)	(46)%
Professional fees	125	70	55	79%
Depreciation and amortization	62	48	14	29%
Other general and administrative costs	474	470	4	1%

Total expenses	1,555	2,258	(703)	(31)%

Income (loss) before benefit for income taxes	$151	$(952)	$1,103	116%

Six months ending June 30, 2009 and 2008:

The All Other segment includes revenues and expense primarily from qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments.

Revenue increased $400,000, or 31%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The revenue increase consists of a $656,000 increase in other income primarily due to a $1,000,000 recovery in the second quarter of 2009 related to a qualified investment previously written off, offset by a $176,000 decrease in insurance commissions and an $80,000 decrease in interest income. The decrease in insurance commissions for the three month period ended June 30, 2009 as compared to the three month period ended June 30, 2008 was due primarily to staff reduction and reorganization negatively impacting new insurance sales as well as current economic conditions reducing both the demand for new policies as well as coverage levels for existing customers. Interest income decreased as a result of a decrease in cash and cash equivalents during the first six months of 2009 as compared with the first six months of 2008.

Salaries and benefits decreased by $776,000, or 46% to $894,000 for the six months ended June 30, 2009, as compared to $1,670,000 for same period 2008, as a result of staff reductions in the insurance agency and other entities. The increase in professional fees of $55,000, or 79% to $125,000 for the six months ended June 30, 2009 as compared to $70,000 for the same period in 2008 was mainly due to a one-time reversal of broker commissions in the second quarter of 2008.

Income (loss) before benefit for income taxes increased by $1,103,000 during the six months ended June 30, 2009 as compared with the six months ended June 30, 2008, primarily due to the increase in revenues of $400,000 and the decrease in total expenses of $703,000.

Corporate activities

	Three months ended June 30:		$ Change	% Change
(In thousands):	2009	2008
Revenue:
Management fees	$916	$2,477	$(1,561)	(63)%
Interest income	9	6	3	50%
Other income	—	4	(4)	(100)%

Total revenue	925	2,487	(1,562)	(63)%

Expenses:
Salaries and benefits	1,154	1,812	(658)	(36)%
Professional fees	574	317	257	81%
Depreciation and amortization	112	86	26	30%
Other general and administrative costs	581	759	(178)	(23)%

Total expenses	2,421	2,974	(553)	(19)%

Loss before benefit for income taxes	$(1,496)	$(487)	$1,009	207%

Three months ended June 30, 2009 and 2008:

Revenue is derived primarily from management fees earned from the Capcos, which amount to 2.5% of certified capital. Management fee revenue declined 63%, or $1,561,000, to $916,000 for the three months ended June 30, 2009 from $2,477,000 for the second quarter of 2008. The net decrease was primarily due to the recovery of management fees from one Capco totaling approximately $1,538,000 during the three months ended June 30, 2008. Management fees, which are eliminated on consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not accrued.

Expenses declined $553,000, or 19%, in the second quarter of 2009 from the comparable period in 2008. As a result of the Company’s cost cutting initiatives, salaries and benefits decreased $658,000 or 36% to $1,154,000 for the second quarter of 2009 as compared to $1,812,000 for the same period ended 2008. The Company expects Salaries and benefits to remain static or slightly decline from its current level over the remainder of 2009. The Company does not believe that the reductions will impact the management of the Company’s businesses. Professional fees increased $257,000, or 81%, in the second quarter of 2009 from the comparable period in 2008 due to the Company exploring various financing and restructuring alternatives and as a result incurred significant one-time professional fees for the period.

	Six months ended June 30:		$ Change	% Change
(In thousands):	2009	2008
Revenue:
Management fees	$1,764	$3,540	$(1,776)	(50)%
Interest income	12	16	(4)	(25)%
Other income	9	4	5	125%

Total revenue	1,785	3,560	(1,775)	(50)%

Expenses:
Salaries and benefits	2,393	3,978	(1,585)	(40)%
Professional fees	1,139	644	495	77%
Depreciation and amortization	234	164	70	43%
Other general and administrative costs	1,371	1,447	(76)	(5)%

Total expenses	5,137	6,233	(1,096)	(18)%

Loss before benefit for income taxes	$(3,352)	$(2,673)	$679	25%

Six months ended June 30, 2009 and 2008:

Revenue is derived primarily from management fees earned from the Capcos, which amount to 2.5% of certified capital. Management fee revenue decreased 50%, or $1,776,000, to $1,764,000 for the six month period ended June 30, 2009 from $3,540,000 during the same period of 2008. The decrease was primarily due to the recovery of management fees from one Capco totaling approximately $1,638,000 during the six months ended June 30, 2008. Management fees, which are eliminated on consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees then such fees are not accrued.

Expenses declined $1,096,000, or 18%, during the six month period ended June 30, 2009 from the comparable period in 2008. As a result of the Company’s cost cutting initiatives, salaries and benefits decreased $1,585,000 or 40% to $2,393,000 for the six months ended June 30, 2009 as compared to $3,978,000 for the same period ended 2008. The Company expects Salaries and benefits to remain static or slightly decline from its current level over the remainder of 2009. The Company does not believe that the reductions will impact the management of the Company’s businesses. Professional fees increased $495,000, or 77%, for the six months ended June 30, 2009 from the comparable period in 2008 due to the Company exploring various financing and restructuring alternatives and as a result incurred significant one-time professional fees for the period.

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

Liquidity and Capital Resources

(Dollars in thousands)

	For the six months ended June 30,
	2009	2008
Net cash provided by (used in) operating activities	$4,649	$(10,882)
Net cash provided by (used in) investing activities	2,337	(1,764)
Net cash (used in) provided by financing activities	(5,244)	4,220

Net increase (decrease) in cash and cash equivalents	1,742	(8,426)

Cash and cash equivalents, beginning of period	16,852	25,372

Cash and cash equivalents, end of period	$18,594	$16,946

Cash requirements and liquidity needs over the next twelve months are anticipated to be funded primarily through operating results and available cash and cash equivalents. The Company also has the capacity to borrow from the $10 million Capital One line of credit through NTS for working capital needs and acquisitions. Amounts currently borrowed under the Capital One line of credit will convert to a term loan in September, 2009; the Company is currently in discussions with Capital One regarding extending the termination date of the revolving features of the line. The Small business finance segment depends on outside funding sources to finance loan origination and receivable purchases. The SBA lending unit funds its cash requirements and liquidity needs through available cash and cash equivalents but primarily utilizes the $15 million GE line of credit to originate and warehouse the guaranteed and unguaranteed portion of SBA loans. On July 22, 2009 NSBF entered into a Fifth Amendment and Consent (the “Fifth Amendment”) to the Credit Agreement dated as of August 31, 2005 between NSBF and General Electric Capital Corporation (GECC) which has made certain changes in the terms of the warehouse lending facility provided to NSBF. The Fifth Amendment reduces the aggregate total of the credit facility to $15 million, adjusts the interest rate and other terms and extends the maturity date from August 30, 2009 to May 31, 2010 based upon progress shown by NSBF in obtaining a commitment for a replacement lender. The effectiveness of the Fifth Amendment is subject to the approval of the United States Small Business Administration. GE has indicated to the Company that GE no longer intends to provide credit facilities to finance companies. Therefore there can be no assurance that the Company will be able to renew the credit line with GE or that it will be able to negotiate an alternate arrangement. Failure to obtain financing would have a material adverse effect on our business. The receivables financing unit utilizes the $10 million Wells Fargo line of credit to purchase receivables. There are no cross covenants or collateralization under any of the above lending facilities. The availability of the lending facilities is subject to the compliance with certain covenants and in addition, for the GE and Wells Fargo lines, the amount of collateral and collateral requirements, as set forth in the agreements. The Company guarantees the lines of credit for the subsidiaries: Capital One for the amount borrowed, GE up to $15 million, and Wells Fargo up to $800,000. As of June 30, 2009, the Company’s unused sources of liquidity consisted of $18,594,000 in unrestricted cash and cash equivalents, and $7,500,000, $982,000 and $299,000 available through the Capital One, GE, and Wells Fargo lines of credit, respectively.

Restricted cash totaling $8,273,000, which is primarily held in the Capcos, can be used in managing and operating the Capcos, making qualified investments, to repay debt obligations and for the payment of income taxes.

Net cash flows provided by operating activities increased $15,531,000 to $4,649,000 for the six months ended June 30, 2009 as compared to $(10,882,000) for the six months ended June 30, 2008. This net increase was primarily due to a decrease of $3,063,000 in the net loss period over period, an $8,308,000 decrease in the originations of SBA loans held for sale, as well as a $4,397,000 decrease in the broker receivable.

Net cash flows provided by investing activities primarily includes the purchase of fixed assets and customer accounts, activity regarding the unguaranteed portions of SBA loans, changes in restricted cash and activities involving investments in qualified businesses. Net cash flows provided by investing activities increased by $4,101,000 to $2,337,000 for the six months ended June 30, 2009 compared to $(1,764,000) for the six months ended June 30, 2008. The increase was due primarily to greater returns of investments in qualified businesses of $1,112,000 for the six months ended June 30, 2009 as compared to the same period last year, and a $1,119,000 decrease in the purchase of fixed assets and customer merchant accounts as well as a decrease of $2,631,000 in the amount of SBA loans originated for investment. In addition, $1,469,000 of restricted cash became available, or declined, in 2008 versus an increase in the change in restricted cash of $107,000 in 2009.

Net cash flows used in financing activities primarily includes repayments on notes payable to Capital One, Wells Fargo, and GE. Net cash flows used in financing activities increased by $9,464,000 to $(5,244,000) for the six months ended June 30, 2009 from $4,220,000 for the six months ended June 30, 2008. The primary reason was due to net repayments on bank notes payable of $(5,203,000) during the six month period ended June 30, 2009 as compared to net borrowings of $5,157,000 in 2008.

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

Because the SBA lender borrows money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. The Company has outstanding bank notes payable of approximately $16,327,000 at June 30, 2009. Under the fourth amendment signed in December 2008, the interest rate on such notes is variable, based on the current Prime rate plus 2.0% or three month LIBOR plus 4.00%, whichever is higher. Such interest rates increase by 0.25% each quarter beginning January 1, 2009. As of June 30, 2009, the interest rate being charged to NSBF is 5.75%. On July 22, 2009 we entered into a Fifth Amendment and Consent (the “Fifth Amendment”) to the Credit Agreement with GECC which made certain changes in the terms of the warehouse lending facility provided to NSBF. The Fifth Amendment reduces the aggregate total of the credit facility to $15 million from $28 million, adjusts the interest rate and and other terms and extends the maturity date from August 31, 2009 to May 31, 2010 based upon progress shown by NSBF in obtaining a commitment for a replacement lender. There can be no assurance that we will be able to renew or extend our credit line with GE, or that we will be able to negotiate an alternate arrangement. Failure to obtain financing would have a material adverse effect on our business.

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

Additionally, we do not have significant exposure to changing interest rates on invested cash which was approximately $26,867,000 at June 30, 2009. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions with ratings from Standard and Poor’s of A- or better. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of June 30, 2009, cash deposits in excess of FDIC and SIPC insurance totaled approximately $6,227,000 and funds held in U.S. Treasury only money market funds or equivalents in excess of SIPC insurance totaled approximately $9,766,000.

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

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit No.	Description
10.7.4	Fifth Amendment and Waiver to Credit Agreement dated July 21, 2009 to the Credit Agreement dated August 31, 2005, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K, filed July 23, 2009).

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

32.1	Certification by Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: August 13, 2009	By:	/s/ Barry Sloane
Barry Sloane
Chairman of the Board, Chief Executive Officer and Secretary

Date: August 13, 2009	By:	/s/ Seth A. Cohen
Seth A. Cohen
Chief Financial Officer and Treasurer