Form 10-Q
period 2009-09-30
NEWTEK BUSINESS SERVICES INC
filed 2009-11-12
CIK 1094019

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 10, 2009, there were 36,012,673 of the Company’s Common Shares outstanding.

Item 1.	Financial Statements

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(In Thousands, except for Per Share Data)

	Three Months ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating revenues	$26,812	$24,243	$78,010	$72,393

Operating expenses:
Electronic payment processing costs	15,370	13,075	42,424	38,224
Salaries and benefits	4,410	5,052	13,717	17,616
Interest	2,668	2,333	8,790	6,816
Depreciation and amortization	1,313	1,772	4,532	5,348
Provision for loan losses	387	711	1,320	1,622
Other general and administrative costs	3,797	4,026	12,223	12,218

Total operating expenses	27,945	26,969	83,006	81,844

Operating loss before fair market value adjustment and benefit (provision) for income taxes	(1,133)	(2,726)	(4,996)	(9,451)

Net change in fair market value of credits in lieu of cash and notes payable in credits in lieu of cash	34	(74)	1,044	(13)

Loss before benefit (provision) for income taxes	(1,099)	(2,800)	(3,952)	(9,464)
Benefit (provision) for income taxes	1,244	(56)	2,389	1,706

Net income (loss)	145	(2,856)	(1,563)	(7,758)
Net loss attributable to noncontrolling interests	637	109	732	335

Net income (loss) attributable to Newtek Business Services, Inc.	$782	$(2,747)	$(831)	$(7,423)

Weighted average common shares outstanding - basic	35,631	35,628	35,625	35,771

Weighted average common shares outstanding - diluted	35,756	35,628	35,625	35,771

Earnings (loss) per share - basic and diluted	$0.02	$(0.08)	$(0.02)	$(0.21)

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

(In Thousands, except for Per Share Data)

	September 30, 2009	December 31, 2008
	Unaudited	(Note 1)

ASSETS
Cash and cash equivalents	$15,572	$16,852
Restricted cash	8,548	8,366
Credits in lieu of cash	53,230	70,559
SBA loans held for investment (net of reserve for loan losses of $4,014 and $3,420, respectively)	23,408	26,912
Accounts receivable (net of allowance of $563 and $192, respectively)	5,524	5,175
SBA loans held for sale	—	6,133
Prepaid expenses and other assets (net of accumulated amortization of deferred financing costs of $2,423 and $2,122, respectively)	9,966	9,998
Servicing asset (net of accumulated amortization and allowances of $4,351 and $3,756, respectively)	2,422	2,282
Fixed assets (net of accumulated depreciation and amortization of $11,591 and $9,477, respectively)	3,861	5,062
Intangible assets (net of accumulated amortization of $13,840 and $12,113, respectively)	4,649	6,096
Goodwill	12,092	12,092

Total assets	$139,272	$169,527

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$8,841	$9,344
Notes payable	16,801	25,998
Deferred revenue	1,964	2,203
Notes payable in credits in lieu of cash	53,230	70,559
Deferred tax liability	3,833	5,344

Total liabilities	84,669	113,448

Commitments and contingencies
Equity:
Newtek Business Services, Inc. stockholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, 36,657 and 36,667 issued, respectively; 35,631 and 35,649 outstanding, respectively, not including 97 and 394 shares held in escrow, respectively)	733	733
Additional paid-in capital	58,324	58,232
Accumulated deficit	(5,377)	(4,545)

Treasury stock, at cost (1,026 shares)	(649)	(649)

Total Newtek Business Services, Inc. stockholders’ equity	53,031	53,771

Noncontrolling interests	1,572	2,308

Total equity	54,603	56,079

Total liabilities and equity	$139,272	$169,527

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(In Thousands)

	2009	2008
Cash flows from operating activities:
Net loss	$(1,563)	$(7,758)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from tax credits	(6,483)	(4,634)
Accretion of interest expense	7,528	5,300
Fair market value adjustment	(1,044)	(13)
Deferred income taxes	(1,511)	(2,562)
Depreciation and amortization	4,532	5,348
Provision for loan losses	1,320	1,528
Gain on sale/recovery of investments in qualified business	(1,078)	(93)
Other, net	553	300
Changes in operating assets and liabilities:
Originations of SBA loans held for sale	(3,976)	(16,067)
Proceeds from sale of SBA loans held for sale	10,109	10,311
Broker receivable	(1,096)	—
Prepaid expenses and other assets, accounts receivable and accrued interest receivable	(393)	(412)
Accounts payable, accrued expenses and deferred revenue	(729)	(1,365)

Other, net	(532)	228

Net cash provided by (used in) operating activities	5,637	(9,889)

Cash flows from investing activities:
Investments in qualified businesses	—	(885)
Return of investments in qualified businesses	1,981	859
Purchase of fixed assets and customer merchant accounts	(1,298)	(2,733)
SBA loans originated for investment, net	(1,004)	(5,169)
Proceeds from sales of loans held for investment	400	—
Payments received on SBA loans	2,846	4,102
Change in restricted cash	(387)	2,889

Net cash provided by (used in) investing activities	2,538	(937)

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (CONTINUED)

	2009	2008

Cash flows from financing activities:
Net repayment on notes payable	$—	$(338)
Purchase of treasury shares	—	(458)
Net (repayments) proceeds on bank notes payable	(9,197)	4,226
Other	(258)	(151)

Net cash (used in) provided by financing activities	(9,455)	3,279

Net decrease in cash and cash equivalents	(1,280)	(7,547)
Cash and cash equivalents - beginning of period	16,852	25,372

Cash and cash equivalents - end of period	$15,572	$17,825

Supplemental disclosure of cash flow activities:

Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$25,126	$14,314

Issuance of treasury shares for 401k match	$—	$112

Reduction of structured insurance product and notes payable - Certified Investors	$—	$3,810

Shares held in escrow released to former shareholders of wholly owned subsidiary	$—	$72

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

The condensed consolidated financial statements of Newtek Business Services, Inc., its Subsidiaries and consolidated entities (the “Company” or “Newtek”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and include all wholly- and majority-owned subsidiaries, and several portfolio companies in which the Capcos own non-controlling minority interest in, or those variable interest entities which Newtek is considered to be the primary beneficiary of. All inter-company balances and transactions have been eliminated in consolidation. Noncontrolling interests (previously shown as minority interest) are reported below net income (loss) under the heading “Net loss attributable to noncontrolling interests” in the unaudited condensed consolidated statements of operations and shown as a component of equity in the condensed consolidated balance sheets. See New Accounting Standards for further discussion.

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

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income from tax credits: Following an application process, a state will notify a company that it has been certified as a Capco. The state then allocates an aggregate dollar amount of tax credits to the Capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the Capco. The Capco is legally entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements and corresponding non-recapture percentages. At September 30, 2009, the Company had Capcos in seven states and the District of Columbia. Each statute requires that the Capco invest a threshold percentage of Certified Capital in Qualified Businesses within the time frames specified. As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco program. Such a disqualification, or “decertification” as a Capco results in a recapture of all or a portion of the allocated tax credits; the proportion of the recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks.

As the Capco continues to make its investments in Qualified Businesses and, accordingly, places an increasing proportion of the tax credits beyond recapture, it earns an amount equal to the non-recapturable tax credits and records such amount as “income from tax credits”, with a corresponding asset called “credits in lieu of cash”, in the accompanying condensed consolidated balance sheets. The amount earned and recorded as income is determined by multiplying the total amount of tax credits allocated to the Capco by the percentage of tax credits immune from recapture (the earned income percentage) under the state statute. To the extent that the investment requirements are met ahead of schedule, and the percentage of non-recapturable tax credits is accelerated, the present value of the tax credit earned is recognized currently and the asset, credits in lieu of cash, is accreted up to the amount of tax credits available to the Certified Investors. If the tax credits are earned before the state is required to make delivery (i.e., investment requirements are met ahead of schedule, but credits can only be used by the certified investor in a future year), then the present value of the tax credits earned are recorded upon completion of the requirements. The receivable is calculated at fair value; see note 3 for a full discussion. Delivery of the tax credits to the Certified Investors results in a decrease of the receivable and the notes payable in credits in lieu of cash.

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

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other income: Other income represents revenues generated by NBC, as well as revenues derived from operating units that cannot be aggregated with other business segments, and one-time recoveries or gains on qualified investments. Revenue is recorded when there is pervasive evidence of an agreement, the related fees are fixed, the service, and or product has been delivered, and the collection of the related receivable is assured. Other income for the nine months ended September 30, 2009 includes a $1,000,000 recovery of a qualified investment previously written off. Other income particular to NBC include the following components:

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

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The detail of total operating revenues included in the condensed consolidated statements of operations is as follows for the three and nine months ended:

	Three months ended September 30:		Nine months ended September 30:
(In thousands):	2009	2008	2009	2008
Electronic payment processing	$18,109	$15,969	$50,750	$47,073
Web hosting	4,743	4,586	14,117	13,361
Interest income	368	744	1,296	2,547
Income from tax credits	2,234	1,680	6,483	4,634
Premium on loan sales	142	(5)	725	472
Servicing fee	421	438	1,246	1,360
Insurance commissions	201	225	619	818
Other income	594	606	2,774	2,128

Totals	$26,812	$24,243	$78,010	$72,393

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

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Consolidation Method. Investments in which the Company directly or indirectly owns more than 50% of the outstanding voting securities, those the Company has effective control over, or those deemed to be a variable interest entity in which the Company is the primary beneficiary are generally accounted for under the consolidation method of accounting. Under this method, an investment’s financial position and results of operations are reflected within the Company’s condensed consolidated financial statements. All significant inter-company accounts and transactions are eliminated, including returns of principal, dividends, interest received and investment redemptions. The results of operations and cash flows of a consolidated operating entity are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest, exercised control over the entity for the entire interim period or was otherwise designated as the primary beneficiary. Upon dilution of control below 50%, or upon occurrence of a triggering event requiring reconsideration as to the primary beneficiary of a variable interest entity, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

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

Stock - Based Compensation

All share-based payments to employees are recognized in the financial statements based on their fair values using an option-pricing model at the date of grant.

As of September 30, 2009 and 2008 the Company had two share-based compensation plans. For the three and nine months ended September 30, 2009 and 2008, compensation cost charged to operations for those plans was $30,000 and $95,000 in 2009, respectively, and $49,000 and $206,000 in 2008, respectively, and is included in salaries and benefits in the accompanying condensed consolidated statements of operations.

There were no options or restricted stock awards granted during the nine months ended September 30, 2009.

In March 2008, Newtek granted its six independent directors an aggregate of 197,434 options valued at $87,000. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The options vest immediately and expire 10 years from the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions: 5 year expected life, risk-free interest rate of 2.51% and expected volatility of the Company’s stock of 53.48%. Expected volatilities are based on the historical volatility of the

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s stock and other factors. The risk-free rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected term was determined as the midpoint between the original contractual term and the vesting term.

As of September 30, 2009 and December 31, 2008, there was $92,000 and $238,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plans, respectively. That cost is expected to be recognized ratably through the month ending July 31, 2010.

Fair Value

The Company adopted the methods of fair value to value its financial assets and liabilities. The Company carries its credits in lieu of cash, prepaid insurance and notes payable in credits in lieu of cash at fair value. The Company also carries impaired loans and other real estate owned at fair value. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the Company utilized a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Accounting for Uncertainty in Income Taxes

The ultimate deductibility of positions taken or expected to be taken on tax returns is often uncertain. In order to recognize the benefits associated with a tax position taken (i.e., generally a deduction on a corporation’s tax return), the entity must conclude that the ultimate allowability of the deduction is more likely than not. If the ultimate allowability of the tax position exceeds 50% (i.e., it is more likely than not), the benefit associated with the position is recognized at the largest dollar amount that has more than a 50% likelihood of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and recognized will generally result in (1) an increase in income taxes currently payable or a reduction in an income tax refund receivable or (2) an increase in a deferred tax liability or a decrease in a deferred tax asset, or both (1) and (2). When accounting for uncertainty in income taxes, the Income Tax Topic of the FASB Accounting Standards Codification also provides guidance on:

•	Derecognizing the benefits associated with a recognized tax position where subsequent events indicate that it is not more likely than not that the entity will benefit from the tax position taken

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the nine months ended September 30, 2009 and 2008, no single customer accounted for 10% or more of the Company’s revenue or of total accounts receivable.

Fair Value of Financial Instruments

As required by the Financial Instruments Topic of the FASB Accounting Standards Codification, the estimated fair values of financial instruments must be disclosed. Excluding fixed assets, intangible assets, goodwill, and prepaid expenses and other assets (excluding as noted below), substantially all of the Company’s assets and liabilities are considered financial instruments as defined under this standard. Fair value estimates are subjective in nature and are dependent on a number of significant assumptions associated with each instrument or group of similar instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows and relevant available market information.

The carrying values of the following balance sheet items approximate their fair values primarily due to their liquidity and short-term or adjustable-yield nature:

•	Cash and cash equivalents

•	Restricted cash

•	Bank notes payable

•	Accrued interest receivable (included in prepaid expended and other assets)

•	Accrued interest payable (included in accounts payable and accrued expenses)

The carrying values of accounts payable and accrued expenses approximate fair value because of the short-term maturity of these instruments. The carrying value of investments in qualified businesses (included in prepaid expenses and other assets) and loans receivable approximate fair value based on management’s estimates.

New Accounting Standards

In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Company on January 1, 2008. This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements. On January 1, 2008, the Company adopted this accounting standard related to fair value measurements for the Company’s financial assets and financial liabilities. The Company deferred adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. Effective January 1, 2009, the Company fully adopted the provisions of this standard relating to its nonfinancial assets and liabilities. The adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities did not have a material impact on its financial position or results of operations. This accounting standard was subsequently codified into ASC Topic 820, “Fair Value Measurements and Disclosures.”

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2008, the FASB issued an accounting standard related to liabilities measured at fair value with a third party enhancement and provides guidance for measuring liabilities issued with an attached third-party credit enhancement, such as a guarantee. It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. This standard is effective for the first reporting period beginning after December 15, 2008. The Company concluded that it does not impact its condensed consolidated financial statements. This accounting standard was subsequently codified into ASC Topic 820, “Fair Value Measurements and Disclosures.”

In December 2007, the FASB issued an accounting standard requiring an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this accounting standard had no material impact to the condensed consolidated financial statements. This accounting standard was subsequently codified into ASC Topic 805, “Business Combinations.”

Effective for financial statements issued for fiscal years beginning after December 15, 2008, an acquirer is required to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. Noncontrolling interest in a subsidiary should be reported as equity in the unaudited condensed consolidated balance sheets. The amount of consolidated net income or loss attributable to the parent and to the noncontrolling interest should also be reported in the unaudited condensed consolidated statement of operations. Changes in a parent’s ownership percentage and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated should be disclosed in the unaudited condensed consolidated financial statements. The Company adopted this accounting standard in the first quarter of 2009. As a result of the adoption, the Company has reported noncontrolling interests as a component of equity in the unaudited condensed consolidated balance sheets and the net loss attributable to noncontrolling interests has been separately identified in the unaudited condensed consolidated statements of operations. The prior periods presented have also been retrospectively restated to conform to the current classification requirements. Other than the change in the presentation of noncontrolling interests, the adoption of this standard had no impact on the condensed consolidated financial statements.

In April 2009, the FASB issued an accounting standard to require that disclosures concerning the fair value of financial instruments be presented in interim as well as in annual financial statements. This accounting standard was subsequently codified into ASC Topic 825, “Financial Instruments.” In addition, the FASB issued an accounting standard to provide additional guidance for determining the fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability have decreased significantly and to also provide guidance for determining whether a transaction is an orderly one. This accounting standard was subsequently codified into ASC Topic 820, “Fair Value Measurements and Disclosures.” The FASB also issued an accounting standard which revised and expanded the guidance concerning the recognition and measurement of other-than-temporary impairments of debt securities classified as available for sale or held to maturity. In addition, it required enhanced disclosures concerning such impairment for both debt and equity securities. This accounting standard was subsequently codified into ASC Topic 320, “Investments – Debt and Equity Securities.” The requirements of these three accounting standards are effective for interim reporting periods ending after June 15, 2009. Early adoption is permitted for interim periods ending after March 15, 2009, but only if the election is made to adopt all these accounting standards. Disclosures for earlier periods presented for comparative purposes at initial adoption are not required. In periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The Company has adopted these accounting standards during the second quarter of 2009.

In May 2009, the FASB issued an accounting standard which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This accounting standard is effective for interim and annual periods ending after June 15, 2009 and, accordingly, was adopted by the Company during the second quarter of 2009. It requires public entities evaluate subsequent events through the date that the financial statements are issued. This accounting standard was subsequently codified into ASC Topic 855, “Subsequent Events.” The Company has evaluated subsequent events through the time of filing these condensed consolidated financial statements with the Securities and Exchange Commission (“SEC”) on November 12, 2009.

In June 2009, the FASB issued an accounting standard which removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard will become effective for the Company on January 1, 2010. The Company is currently evaluating the impact of adopting the new standard on the condensed consolidated financial statements. This accounting standard was subsequently codified into ASC Topic 860, “Transfers and Servicing.”

In June 2009, the FASB issued an accounting standard which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. It clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. It requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This accounting standard is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact of adopting this accounting standard on its condensed consolidated financial statements. This accounting standard was subsequently codified into ASC Topic 805, “Business Combinations.”

In June 2009, the FASB issued an accounting standard which established the Codification to become the single source of authoritative accounting principles generally accepted in the United States of America (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the “SEC”) and its staff. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics and providing all the authoritative literature related to a particular topic in one place. The Company adopted this accounting standard in preparing the condensed consolidated financial statements for the quarter ended September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The adoption of this accounting standard, which was subsequently codified into ASC Topic 105, “Generally Accepted Accounting Principles,” had no impact on retained earnings and will have no impact on the Company’s statements of income and condition.

In August, 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820) –Measuring Liabilities at Fair Value,” which updates ASC 820-10. The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1.	A valuation technique that uses

a.	the quoted price of an identical liability when traded as an asset, or

b.	quoted prices for similar liabilities or similar liabilities when traded as assets.

2.	Another valuation technique that is consistent with the principles of Topic 820, examples include an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

This standard is effective for financial statements issued for interim and annual periods ending after August 2009. The Company adopted Update 2009-05 effective for the quarter ending September 30, 2009. The adoption did not have a material impact on the Company’s disclosures.

NOTE 3 – FAIR VALUE MEASUREMENTS:

FAIR VALUE OPTION ELECTIONS

Effective January 1, 2008, the Company adopted fair value accounting concurrent with the election of the fair value option. The accounting standard relating to the fair value measurements clarifies the definition of fair value and describes methods available to appropriately measure fair value in accordance with GAAP. The accounting standard applies whenever other accounting standards require or permit fair value measurements. The accounting standard relating to the fair value option for financial assets and financial liabilities allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur. It also establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities. On January 1, 2008, the Company elected the fair value option for valuing its Capcos’ credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company elected the fair value option in order to reflect in its financial statements the assumptions that market participants use in evaluating these financial instruments. Under the cost basis of accounting, the discount rates used to calculate the present value of the credits in lieu of cash and notes payable in credits in lieu of cash did not reflect the credit enhancements that the Company’s Capcos obtained from AIG, namely its AA+ rating at such time, for their debt issued to certified investors. Instead the cost paid for the credit enhancements was recorded as prepaid insurance and amortized on a straight-line basis over the term of the credit enhancements.

With the adoption of the fair value measurement of financial assets and financial liabilities and the election of the fair value option, credits in lieu of cash and notes payable in credits in lieu of cash are valued based on the yields at which financial instruments would change hands between a willing buyer and a willing seller when the former is not under any compulsion to buy and the latter is not under any compulsion to sell, both parties having reasonable knowledge of relevant facts. The accounting standards requires the fair value of the assets or liabilities to be determined based on the assumptions that market participants use in pricing the financial instrument. In developing those assumptions, the Company identified characteristics that distinguish market participants generally, and considered factors specific to (a) the asset type, (b) the principal (or most advantageous) market for the asset group, and (c) market participants with whom the reporting entity would transact in that market.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis are as follows (in thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:

Credits in lieu of cash	$53,230	$—	$53,230	$—

Prepaid insurance	—	—	—	—

Total assets	$53,230	$—	$53,230	$—

Liabilities:
Notes payable in credits in lieu of cash	$53,230	$—	$53,230	$—

Credits in lieu of cash and Notes payable in credits in lieu of cash

The Company elected to account for both credits in lieu of cash and notes payable in credits in lieu of cash at fair value in accordance with SFAS 159 in order to reflect in its condensed consolidated financial statements the assumptions that market participants use in evaluating these financial instruments.

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

The Company’s Capcos’ debt, enhanced by AIG insurance, effectively bears the nonperformance risk of AIG. Therefore the Company calculates the fair value of both the Credits in lieu of cash and Notes payable in credits in lieu of cash using the

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

yields of various AIG notes with similar maturities to each of the Company’s respective Capcos’ debt. The Company elected to discontinue utilizing AIG’s 7.70% Series A-5 Junior Subordinated Debentures (the “AIG Debentures”) because those long maturity debentures began to trade with characteristics of a preferred stock after AIG received financing from the United States Government. The Company considers the AIG Note Basket a Level 2 input under fair value accounting, since it is a quoted yield for a similar liability that is traded in an active exchange market. The Company selected these AIG Note Baskets as the most representative of the nonperformance risk associated with the CAPCO notes because they are AIG issued notes, are actively traded and because maturities match Credits in lieu of cash and Notes payable in credits in lieu of cash.

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

As of June 30, 2009, the present value of the credits in lieu of cash was $49,388,000 and notes payable in credits in lieu of cash was $49,644,000. On that date, the yield on the AIG Note Basket was 18.27%. As of September 30, 2009, the date the Company revalued the asset and liability, the yields on the AIG notes averaged 9.08% reflecting changes in interest rates in the marketplace. This decrease in yield increased both the fair value of the credits in lieu of cash by $7,244,000 to $52,819,000 from an expected value of $45,574,000 assuming the yield had remained unchanged from June 30, 2009, and the fair value of the notes payable in credits in lieu of cash by $7,365,000 to $53,230,000 from an expected value of $45,865,000 assuming the yield had remained unchanged from June 30, 2009. The Company increased the value of the credits in lieu of cash to equal the value of the notes payable in credits in lieu of cash because the credits in lieu of cash can only be used to satisfy the liability and must equal the value of the notes payable in credits in lieu of cash at all times. The net change in fair value reported in the Company’s condensed consolidated statement of operations for the three and nine month periods ended September 30, 2009 was a gain of $34,000 and $1,044,000, respectively.

Changes in the future yield of the AIG issued debt selected for valuation purposes will result in changes to the fair values of the credits in lieu of cash and notes payable in credits in lieu of cash when calculated for future periods; these changes will be reported through the Company’s condensed consolidated statements of operations.

OTHER FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using:			Level 3
	Total	Level 1	Level 2

Assets

Impaired loans	$8,934	$—	$—	$8,934

Other real-estate owned	386	—	386	—

Total assets	$9,320	$—	$386	$8,934

Impaired loans

Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Impaired loans for which the carrying amount is based on fair value of the underlying collateral are included in assets and reported at estimated fair value on a non-recurring basis, both at initial recognition of impairment and on an on-going basis until recovery or charge-off of the loan amount. The determination of impairment involves management’s judgment in the use of market data and third party estimates regarding collateral values. Valuations in the level of impaired loans and corresponding impairment affect the level of the reserve for loan losses.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 4 – SBA LOANS:

SBA loans are primarily concentrated in the hotel and motel industry (11% of the portfolio) and the restaurant industry (13% of the portfolio), as well as geographically in Florida (29% of the portfolio) and New York (11% of the portfolio). Below is a summary of the activity in the SBA loans held for investment, net of SBA loan loss reserves for the nine months ended September 30, 2009 (In thousands):

Balance at December 31, 2008	$26,912
SBA loans funded for investment	1,080
Payments received	(2,846)
SBA loans held for investment, sold	(400)
Provision for SBA loan losses	(1,320)
Loans foreclosed into real estate owned	(67)
Discount on loan originations, net	49

Balance at September 30, 2009	$23,408

Below is a summary of the activity in the reserve for loan losses for the nine months ended September 30, 2009 (In thousands):

Balance at December 31, 2008	$3,420
SBA loan loss provision	1,320
Recoveries	131
Loan charge-offs	(857)

Balance at September 30, 2009	$4,014

Below is a summary of the activity in the SBA loans held for sale for the nine months ended September 30, 2009 (In thousands):

Balance at December 31, 2008	$6,133
Loan originations for sale	3,976
Loans sold	(10,109)

Balance at September 30, 2009	$—

All loans are priced at the Prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with the Company. As of September 30, 2009 and December 31, 2008, net SBA loans receivable held for investment with adjustable interest rates amounted to $22,283,000 and $25,948,000, respectively.

For the nine months ended September 30, 2009 and 2008, the Company funded approximately $5,056,000 and $21,172,000 in loans and sold approximately $8,609,000 and $10,311,000 of the guaranteed portion of the loans, respectively.

The outstanding balances of loans past due ninety days or more and still accruing interest as of September 30, 2009 and December 31, 2008 amounted to $468,000 and $626,000, respectively.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2009 and December 31, 2008, total impaired non-accrual loans amounted to $8,934,000 and $5,682,000, respectively. For the nine months ended September 30, 2009 and for the year ended December 31, 2008, the average balance of impaired non-accrual loans was $7,544,000 and $5,837,000, respectively. Approximately $3,044,000 and $2,294,000 of the allowance for loan losses were allocated against such impaired non-accrual loans, respectively. The following is a summary of SBA loans held for investment as of:

(In thousands):	September 30, 2009	December 31, 2008
Due in one year or less	$—	$61
Due between one and five years	1,597	1,417
Due after five years	27,386	30,465

Total	28,983	31,943
Less: Allowance for loan losses	(4,014)	(3,420)
Less: Deferred origination fees, net	(1,561)	(1,611)

Balance (net)	$23,408	$26,912

NOTE 5 – SERVICING ASSET:

Servicing rights are recognized as assets when SBA loans are sold and the rights to service those loans are retained. The Company measures all separately recognized servicing assets initially at fair value, if practicable. The Company reviews capitalized servicing rights for impairment which is performed based on risk strata, which are determined on a disaggregated basis given the predominant risk characteristics of the underlying loans. The predominant risk characteristics are loan term and year of loan origination.

The changes in the value of the Company’s servicing rights for the nine months ended September 30, 2009 were as follows:

(In thousands):
Balance at December 31, 2008	$2,282
Servicing assets capitalized	735
Servicing assets amortized	(595)

Balance at September 30, 2009	$2,422

The estimated fair value of capitalized servicing rights was $2,422,000 and $2,282,000 at September 30, 2009 and December 31, 2008, respectively. The estimated fair value of servicing assets at both balance sheet dates was determined using a discount rate of 16.8%, weighted average prepayment speeds ranging from 1% to 18%, depending upon certain characteristics of the loan portfolio, a weighted average life of 3.2 years, and an average default rate of 5.0%.

The unpaid principal balances of loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others were $137,703,000 and $141,587,000 as of September 30, 2009 and December 31, 2008, respectively.

NOTE 6 – INCOME TAXES:

The Company’s effective tax rate was impacted during the quarter by the release of a valuation allowance. The Company had previously taken a valuation allowance on certain 2008 losses because at the time the Company did not have sufficient evidence to believe it would utilize these losses.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7 – EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common share equivalents is included in the calculation of diluted loss per share only when the effect of their inclusion would be dilutive.

The calculations of earnings (loss) per share were:

	Three months Ended September 30:		Nine months Ended September 30:
(In thousands except per share data):	2009	2008	2009	2008
Numerator:
Numerator for basic and diluted EPS – earnings (loss) available to common shareholders	$782	$(2,747)	$(831)	$(7,423)

Denominator for basic EPS – weighted average shares	35,631	35,628	35,625	35,771

Effect of dilutive securities	125	—	—	—
Denominator for diluted EPS – weighted average shares	35,756	35,628	35,625	35,771

Earnings (loss) per share: Basic and diluted	$0.02	$(0.08)	$(0.02)	$(0.21)

The amount of anti-dilutive shares/units excluded from above is as follows:

Stock options	1,484	1,856	1,484	1,658
Warrants	216	216	216	216
Contingently issuable shares	97	403	97	403

NOTE 8 – SUBSEQUENT EVENTS:

On October 29, 2009, the Board of Directors voted to authorize payment of a one-time dividend of two cents per common shares outstanding. The one time dividend will be payable to shareholders of record on November 25, 2009 and paid on or about December 8, 2009.

NOTE 9 – SEGMENT REPORTING:

Operating segments are organized internally primarily by the type of services provided. The Company has aggregated similar operating segments into six reportable segments: Electronic payment processing, Web hosting, Small business finance, All other, Corporate and Capcos.

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

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s segment information for the periods ended September 30, 2009 and 2008 and total assets as of September 30, 2009 and December 31, 2008 (In Thousands):

	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Third Party Revenue
Electronic payment processing	$18,115	$15,984	$50,778	$47,134
Web hosting	4,746	4,590	14,128	13,373
Small business finance	1,478	1,647	4,885	5,592
Capcos	2,298	1,755	6,609	4,993
All other	311	402	2,017	1,708
Corporate activities	712	1,169	2,497	4,729

Total reportable segments	27,660	25,547	80,914	77,529
Eliminations	(848)	(1,304)	(2,904)	(5,136)

Consolidated Total	$26,812	$24,243	$78,010	$72,393

Inter-Segment Revenue
Electronic payment processing	$64	$19	$160	$55
Web hosting	96	56	296	134
Small business finance	18	80	54	849
Capcos	467	458	1,360	1,423
All other	167	235	442	594
Corporate activities	445	519	1,366	1,600

Total reportable segments	1,257	1,367	3,678	4,655
Eliminations	(1,257)	(1,367)	(3,678)	(4,655)

Consolidated Total	$—	$—	$—	$—

Income (loss) before benefit (provision) for income taxes
Electronic payment processing	$1,088	$1,114	$3,111	$3,361
Web hosting	1,027	898	2,860	2,249
Small business finance	(756)	(1,494)	(2,097)	(3,787)
Capcos	(873)	(1,520)	(3,040)	(5,864)
All other	(271)	(575)	(120)	(1,527)
Corporate activities	(1,314)	(1,223)	(4,666)	(3,896)

Totals	$(1,099)	$(2,800)	$(3,952)	$(9,464)

Depreciation and amortization
Electronic payment processing	$421	$558	$1,306	$1,679
Web hosting	516	808	2,070	2,441
Small business finance	233	277	705	863
Capcos	4	10	16	71
All other	34	23	96	260
Corporate activities	105	96	339	34

Totals	$1,313	$1,772	$4,532	$5,348

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of September 30, 2009	As of December 31, 2008
Identifiable assets
Electronic payment processing	$14,202	$15,432
Web hosting	12,606	14,080
Small business finance	39,491	48,361
Capcos	62,488	81,074
All other	6,491	7,515
Corporate activities	3,994	3,065

Consolidated total	$139,272	$169,527

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We directly distribute business services to small- and medium-sized businesses, a very significant marketplace in the United States. According to statistics published by the U.S. Small Business Administration, approximately 51% of the GDP and private sector employment in the United States comes from small businesses, and 99% of businesses in the United States which have one or more employees fit into this market segment. As of September 30, 2009, we had over 87,000 customer accounts. We use state-of-the-art, web-based proprietary technology to be a low cost acquirer and provider of products and services to our small- and medium-sized business clients. We partner with Chartis (the property/casualty insurance companies of AIG), the Latino Coalition, Morgan Stanley, the Credit Union National Association with its 7,800 credit unions and 91 million members, Navy Federal Credit Union with 3.4 million members, Pershing, PSCU Financial Services, Inc., the nation’s largest credit union service organization, Fiserv Solutions, Inc. d/b/a IntegraSys, and others, all of whom have elected to offer certain of our business services and financial products rather than provide some or all of them directly for their customers. We have deemphasized our Capco business in favor of growing our operating businesses and do not anticipate creating any new Capcos in the foreseeable future.

For the quarter ended September 30, 2009, the Company substantially reduced its loss before benefit (provision) for income taxes to $(1,099,000) from $(2,800,000) in the same quarter of 2008. On October 20, 2009 the Company entered into contracts with the Federal Deposit Insurance Corporation to provide consulting services in connection with failures of banks holding SBA guaranteed loans and to provide servicing of those loans. This reduction in loss demonstrates continued improvements in operations with increases in revenue being matched to reductions in operating expenses, other than electronic payment processing costs, including reductions in salaries and benefits. We had net income of $782,000, an improvement of $3,529,000 over 2008 primarily from the release of a valuation allowance on a deferred tax asset which increased the benefit for income taxes and also the attribution of net loss to non-controlling interests under the new accounting rules. Total revenues increased by $2,569,000 to $26,812,000, or 10.0%, from $24,243,000 for the quarter ended September 30, 2008 principally due to increased revenues in the Electronic payment processing, Web hosting, Small business finance, and Capco segments, offset by a decrease in revenues from our All other segment. The reduction in the net loss of $3,529,000 from the third quarter of 2008 reflects improvements in income from operations for the Web hosting segment from increased sales, a decrease in the losses for the Small business finance, Capco, and All other segments and a reduction in expense in the Corporate segment offset by slightly decreased income from operations for the Electronic payment processing segment. The gross margin in Electronic payment processing continued to decrease and is anticipated to continue to negatively impact profitability for the segment throughout 2009.

Improving conditions for the secondary market for guaranteed loan sales and changes to the SBA 7(a) loan program in the second quarter have permitted us to begin lending again. As of September 30, 2009, we had approximately $12,539,000 outstanding under the $15,000,000 GE line of credit of which the Company guarantees up to $15,000,000 of the advances. On July 22, 2009 we entered into a Fifth Amendment and Consent (the “Fifth Amendment”) to the Credit Agreement dated as of August 31, 2005 between NSBF and General Electric Capital Corporation (GECC) which made certain changes in the terms of the warehouse lending facility provided to NSBF. The Fifth Amendment reduced the aggregate total of the credit facility to $15 million, adjusted the interest rate and other terms and extended the maturity date from August 31, 2009 to May 31, 2010 based upon progress shown by NSBF in obtaining a commitment for a replacement lender. Upon the Fifth Amendment becoming effective the Company partially paid down the line by $1,200,000, in addition to normal collections on the line. There can be no assurance that we will be able to renew our credit line with GE, or that we will be able to negotiate an alternate arrangement. Failure to obtain replacement financing will have a material adverse effect on our business.

Improvement in operations provided the Company with positive operating cash flow for the quarter and the first nine months of 2009. Cash and cash equivalents decreased to $15,572,000 on September 30, 2009 from $16,852,000 on December 31, 2008 reflecting the use of operating cash to pay down the GE warehouse lending facility. Overall, we believe that throughout 2009 the Company has and will continue to enjoy both the full year benefit from the expense reductions made in 2008 in the Small business finance, All other and Corporate segments as well as the continuing cost cutting efforts in 2009.

Our operating businesses are dependent on the health of the small- and medium-sized segments of the U.S. economy. The reduction in the availability of credit and the weak economy has had a negative impact on consumer and commercial spending which in turn most likely has and could continue to adversely impact Newtek’s small business customers. In addition, the weak economy has negatively impacted the value of commercial and residential real estate, which could adversely impact the collateral securing the loan portfolio of our SBA Lending segment.

On August 13, 2008, the Company received a staff deficiency letter from The Nasdaq Stock Market (“Nasdaq”) indicating that, for the prior 30 consecutive days, the bid price for Newtek’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Marketplace Rule 4450(a)(5) (the “Rule”). In accordance with Marketplace Rule 4450(e)(2), the Company was given 180 calendar days, or until February 9, 2009, to regain compliance with the Rule. The letter also indicated that if the Company did not regain compliance by February 9, 2009, Nasdaq would provide written notification that Newtek’s common stock will be delisted. On October 16, 2008, Nasdaq announced that it was suspending the rules requiring a minimum $1.00 closing bid price and a minimum market value of publicly held shares until December 19, 2008, and on December 19, 2008 the suspension was extended until April 20, 2009, at which time the Rule will begin to run again. On July 13, 2009 the Company received another letter from the NASDAQ stating that the Company will have until November 27, 2009 to regain compliance. The Company can regain compliance, either during the suspension or during the compliance period resuming after the suspension, by achieving a $1 closing bid price for a minimum of 10 consecutive trading days. At the current market price, the Company would not regain compliance, and there can be no assurance that the Company would be able to do so by November 27, 2009. However, the Company and its Board of Directors are considering steps that could be taken either to achieve compliance or obtain additional time within which to achieve compliance by that date. If the Company is unable to regain compliance, it faces delisting. In the event that the common stock is delisted, there can be no assurance that an active public market for our stock can be sustained or that current trading levels can be sustained or not diminished.

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

Segment Results:

The results of the Company’s reportable segments for the three and nine months ended September 30, 2009 and 2008 are discussed below.

Electronic Payment Processing

	Three months ended September 30:		$ Change	% Change
(In thousands):	2009	2008
Revenue:
Electronic payment processing	$18,108	$15,968	$2,140	13%
Interest income	7	16	(9)	(56)%

Total revenue	18,115	15,984	2,131	13%

Expenses:
Electronic payment processing costs	15,366	13,072	2,294	18%
Salaries and benefits	962	979	(17)	(2)%
Professional fees	62	49	13	27%
Depreciation and amortization	421	558	(137)	(25)%
Other general and administrative costs	216	212	4	2%

Total expenses	17,027	14,870	2,157	15%

Income before benefit (provision) for income taxes	$1,088	$1,114	$(26)	(2)%

Three months ending September 30, 2009 and 2008:

Electronic payment processing revenue increased $2,140,000 or 13% between periods principally due to the overall impact of growth in organic revenue of approximately 15% while revenues from acquired portfolios decreased overall revenue growth by slightly less than 2% between periods due to merchant attrition. The growth in organic revenue was partially due to the impact of an increase in the average number of merchants under contract between years of 7%. In addition, the average monthly processing volume per merchant increased 8% between years. The increase in the average monthly processing volume per merchant in 2009 reflects the effect of several larger than average sales volume new merchants added in 2009 as well as a continued trend of an increase in transaction count related fees. Total transactions processed increased 19% between years, including an increase in check card transactions of 21% between periods.

Electronic payment processing costs increased $2,294,000 or 18% between years. Electronic payment processing costs resulting from acquired portfolios had the overall effect of decreasing such cost by approximately 1% between periods due to merchant attrition. Organic electronic payment processing costs had the effect of increasing total electronic payment processing costs by 19% between years. Processing revenues less electronic payment processing cost (“margin”) declined approximately 3.0% from 18.1% in 2008 to 15.1% in 2009. The 3.0% reduction in the margin includes 1.8% due to increased residual payments made to certain third-party sales referral sources and the growth of such third-party sales on a sales mix basis. A lower contribution to margin from acquired portfolios contributed an additional .7% to the decline in margin. The remaining reduction in such margin between periods is principally due to the effects of competitive pricing pressures for new and existing merchants between years.

Excluding electronic payment processing costs, other costs decreased $137,000 or 8% between years. Depreciation and amortization decreased $137,000 between periods. The decrease in depreciation and amortization is principally due to a previously acquired portfolio intangible asset becoming fully amortized during 2009 and the effect between years of a portfolio impairment charge recorded in the fourth quarter of 2008. The total of all other costs were unchanged between years.

Income before benefit (provision) for income taxes decreased $26,000 to $1,088,000 in 2009 from $1,114,000 in 2008. The decrease in income before benefit (provision) for income taxes in 2009 is principally due to the lower processing margin partially offset by an overall reduction in other costs between years.

	Nine months ended September 30:		$ Change	% Change
(In thousands):	2009	2008
Revenue:
Electronic payment processing	$50,748	$47,070	$3,678	8%
Interest income	30	64	(34)	(53)%

Total revenue	50,778	47,134	3,644	8%

Expenses:
Electronic payment processing costs	42,414	38,221	4,193	11%
Salaries and benefits	3,086	3,021	65	2%
Professional fees	176	201	(25)	(12)%
Depreciation and amortization	1,306	1,679	(373)	(22)%
Other general and administrative costs	685	651	34	5%

Total expenses	47,667	43,773	3,894	9%

Income before benefit (provision) for income taxes	$3,111	$3,361	$(250)	(7)%

Nine months ending September 30, 2009 and 2008:

Electronic payment processing revenue increased $3,678,000 or 8% between periods principally due to the overall impact of growth in organic revenue of approximately 9% while revenues from acquired portfolios decreased overall revenue growth by 1% between periods due to merchant attrition. The growth in organic revenue was partially due to the impact of an increase in the average number of merchants under contract between years of 9%. The average monthly processing volume per merchant increased less than 1% between years.

Electronic payment processing costs increased $4,193,000 or 11% between years. Electronic payment processing costs resulting from acquired portfolios had the overall effect of decreasing such costs by approximately 2% between periods due to merchant attrition. Organic electronic payment processing costs had the effect of increasing total electronic payment processing cost by 13% between years. Processing revenues less electronic payment processing cost (“margin”) declined approximately 2.4% from 18.8% in 2008 to 16.4% in 2009. The 2.6% reduction in the margin includes 1.7% due to increased residual payments made to certain third-party sales referral sources and the growth of such third-party sales on a sales mix basis. A lower contribution to margin from acquired portfolios contributed an additional .1% to the decline in margin. The remaining reduction in such margin between periods is principally due to the effects of competitive pricing pressures for new and existing merchants between years.

Excluding electronic payment processing costs, other costs decreased $299,000 or 5% between years. Depreciation and amortization cost decreased $373,000 between years. The decrease in depreciation and amortization cost is principally due to a previously acquired portfolio intangible asset becoming fully amortized during 2009 and the effect between years of a portfolio impairment charge recorded in the fourth quarter of 2008. Remaining costs increased $74,000 between years as the result of an increase in the use and cost of services related to information technology and sales and marketing related services.

Income before benefit (provision) for income taxes decreased $250,000 to $3,111,000 in 2009 from $3,361,000 in 2008. The decrease in income before benefit (provision) for income taxes in 2009 is principally due to the lower processing margin partially offset by an overall reduction in other costs between years.

Web Hosting

	Three months Ended September 30:
(In thousands):	2009	2008	$ Change	% Change
Revenue:
Web hosting	$4,743	$4,586	$157	3%
Interest income	3	4	(1)	(25)%

Total revenue	4,746	4,590	156	3%

Expenses:
Salaries and benefits	1,319	1,183	136	11%
Interest	34	15	19	127%
Professional fees	94	27	67	248%
Depreciation and amortization	516	808	(292)	(36)%
Other general and administrative costs	1,756	1,659	97	6%

Total expenses	3,719	3,692	27	1%

Income before benefit (provision) for income taxes	$1,027	$898	$129	14%

Three months ended September 30, 2009 and 2008:

The segment derives revenue primarily from monthly recurring fees from hosting websites. Web hosting revenue between periods increased $157,000, or 3%, to $4,743,000 for the three months ended September 30, 2009 over the same period in 2008 due to a combination of improved revenue per website offsetting a decrease in the average number of hosted websites. Average monthly revenue per site increased 10% to $24.51 from $22.19. NTS utilized plan enhancements as well as new higher priced service offerings to help drive growth in revenue.

The total average number of sites for the nine months ended September 30, 2009 as compared to the same period in 2008 decreased 4,397 sites, or 6%, to 64,499 from 68,896. A 4,383 or 7% decrease in average number of shared sites to 62,187 in 2009 from 66,570 in 2008 accounts for most of the lost sites; this recent trend of decreasing shared websites since the fourth quarter of 2008 reflects the effects of a deliberate price increase to improve profitability of the lowest priced plans as well as economic conditions and increased competition. The additional 155 average number of virtual dedicated websites in 2009, a new service offering which was not offered in the beginning of 2008, offset the decrease in the average number of total dedicated websites by 168 in 2009 as compared to 2008, or 7%, to 2,144 from 2,312. Although improvement in revenue per site reflects the greater growth in virtual dedicated sites in 2009 over 2008, which generate higher monthly fees versus higher end shared and lower end dedicated web hosting plans, revenues from shared and dedicated sites improved as well reflecting better pricing and utilization of higher priced plans by customers and increases in additional options revenue.

Total expenses increased 1% or $27,000 to $3,719,000 from $3,692,000 for the three months ended September 30, 2009 as compared to the same period 2008. The increase in total expenses was due to a $136,000 increase in salaries and benefits due to the hiring of additional sales and technology staff to support future revenue growth initiatives, a $67,000 increase in professional fees mainly for legal fees associated with a prior lease, a $97,000 increase in other general and administrative costs mainly due to bad debt expense, and a $19,000 increase in interest expense relating to the outstanding $2.5 million note, offset in part by a $292,000 decrease in depreciation and amortization mainly result of the intangibles being fully amortized as of June 30, 2009.

Income before benefit (provision) for income taxes increased 14% or $129,000 to $1,027,000 for the three months ended September 30, 2009 from $898,000 for the same period 2008. The improvement in profitability primarily resulted from the decrease in depreciation and amortization; increases in other expenses offset the gain in revenue quarter over quarter.

	Nine months ended September 30:
(In thousands):	2009	2008	$ Change	% Change
Revenue:
Web hosting	$14,117	$13,361	$756	6%
Interest income	11	12	(1)	(8)%

Total revenue	14,128	13,373	755	6%

Expenses:
Salaries and benefits	3,749	3,596	153	4%
Interest	100	45	55	122%
Professional fees	203	81	122	151%
Depreciation and amortization	2,070	2,441	(371)	(15)%
Other general and administrative costs	5,146	4,961	185	4%

Total expenses	11,268	11,124	144	1%

Income before benefit (provision) for income taxes	$2,860	$2,249	$611	27%

Nine months ended September 30, 2009 and 2008:

The segment derives revenue primarily from monthly recurring fees from hosting websites. Web hosting revenue between periods increased $756,000, or 6%, to $14,117,000 for the nine months ended September 30, 2009 over the same period 2008 due to improved revenue per website and organic growth of hosted virtual websites, which was a new service offering successfully launched in the third quarter of 2008. NTS sales promotions and service and plan enhancements failed to drive growth in sites but did help to improve revenue.

The increase in revenue reflects an increase in average monthly revenue per site of 9% to $23.88 from $21.82 offset by a decrease in the average number of total websites by 2,347 for the nine months ended September 30, 2009 as compared to the same period in 2008, or 3%, to 65,678 from 68,025. Improvement in monthly revenue per site primarily reflects the greater growth in virtual dedicated sites, the customers gravitating towards higher end services combined with additional options, and is also a result of a price change to our lowest priced plan in the third quarter of 2008. The average number of dedicated websites, which generate a higher monthly fee versus shared websites, decreased by 62 between periods, or 3%, to an average of 2,185 per month from an average of 2,247 per month for the same period in 2008. The average number of shared websites decreased 2,417, or 4%, to an average of 63,356 per month for the nine months ended September 30, 2009, from an average of 65,356 per month for the same period 2008. The decreasing trend in total shared and dedicated site counts began in the fourth quarter of 2008. This change in trend reflects the continuing economic conditions, which started impacting the web hosting segment in the fourth quarter of 2008, along with increased competition, a deliberate price increase by the hosting division to improve profitability of the lowest priced plans, and the move of high-end shared users and low-end dedicated users to the new Hyper-V plan.

Total segment expenses increased at 1%, or $144,000, as compared to the 6%, or $755,000, growth in revenues for the nine months ended September 30, 2009. The majority of the 1% or $144,000 increase in expenses between periods reflects an increase in other general and administrative costs of $185,000, an increase in salaries and benefits of $153,000, an increase in interest expense of $55,000, and an increase in professional fees of $122,000 offset by a decrease in depreciation and amortization expense of $371,000. As a percent of sales, other general and administrative costs, depreciation and amortization, and salaries and benefits have decreased between periods as a result of management’s efforts to maintain and improve cost efficiency. The increase in other general and administrative costs was primarily due to a $64,000 increase in SSL certificates and domain costs, a $42,000 increase in utilities, a $47,000 increase in marketing, a $32,000 increase in processing and other costs and a $112,000 increase in bad debt expense, mainly attributable to the poor economic environment. The increases were offset in part by a $66,000 decrease in internet and communications, a result of renegotiations of internet and telephone contracts, and an approximate decrease of $49,000 in licenses and permits. Salaries and benefits increased $153,000, at a lower rate than revenue growth. The $371,000 decrease in depreciation and amortization was primarily due to the intangibles being fully amortized at June 30, 2009 and the slowing of capital expenditures as a result of consolidation efforts in the shared segment to allow for more efficient use of the already existing equipment within the datacenter and the decrease in the number of dedicated sites. The increase of $122,000 in professional fees was due to higher audit and legal fees in the nine months ended September 30, 2009.

Income before benefit (provision) for income taxes increased 27% or $611,000 to $2,860,000 for the nine months ended September 30, 2009 from $2,249,000 for the nine months ended September 30, 2008. The improvement in profitability primarily resulted from increased web site plan sales; effectively, imbedded rent, utility and software licensing fees contributed more revenue. Maintenance of current staffing levels and other general and administrative cost in the first nine months of 2009 contributed to the improvement in income as well. Due to management’s focus on cost efficiency, continued growth in revenue should result in improved future profits and margins.

Small Business Finance

	Three months ended September 30:
(In thousands):	2009	2008	$ Change	% Change
Revenue:
Premium income	$142	$(5)	$147	2,940%
Servicing fee	421	438	(17)	(4)%
Interest income	318	611	(293)	(48)%
Management fees	146	146	—	—%
Other income	451	457	(6)	(1)%

Total revenue	1,478	1,647	(169)	(10)%

Expenses:
Salaries and benefits	682	918	(236)	(26)%
Interest	366	483	(117)	(24)%
Management fees	115	115	—	—%
Professional fees	101	8	93	1,163%
Depreciation and amortization	233	277	(44)	(16)%
Provision for loan losses	388	672	(284)	(42)%
Other general and administrative costs	349	668	(319)	(48)%

Total expenses	2,234	3,141	(907)	(29)%

Loss before benefit (provision) for income taxes	$(756)	$(1,494)	$(738)	(49)%

Three months ended September 30, 2009 and 2008:

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

As a result of the dislocation in the secondary market for guaranteed loan sales, NSBF stopped originating new loans in the fourth quarter of 2008. Improving secondary market conditions and changes to the SBA 7(a) loan program in the second quarter of 2009 have permitted NSBF to begin lending again, although the temporary nature of its lending line, described below, has caused management to limit the amount of loans NSBF will make. One new loan was originated in September 2009, resulting in the sale of one $1,327,500 guaranteed portion in the three months ended September 30, 2009, compared to 5 guaranteed portions sold aggregating $493,000 in the same period for the prior year. In the three months ended September 30, 2008 NSBF refunded, as required under SBA guidelines, $19,000 of premium for a loan that prepaid within 90 days of settlement date which exceeded the amount of premium received on the five sold loans discussed above and resulted in recording negative premium income. The Company expects to generate additional premium income as NSBF begins to originate new loans in increased volumes.

Servicing fee income related to SBA loans decreased by $17,000 due to a decrease in the NSBF loan servicing portfolio and an increase in non-performing loans, as well as a reduction in the fee income associated with the servicing of an SBA portfolio for a savings bank in New York which totaled $35,000 for the three months ended September 30, 2009 compared to

$40,000 in the three months ended September 30, 2008. The average NSBF servicing portfolio for the quarter ended September 30, 2009 was $124,043,000 compared with $125,948,000 for the quarter ended September 30, 2008. NSBF only earns servicing income on the performing loans within its own portfolio.

Interest income decreased by $293,000 due primarily to a decrease in the average interest rate being charged to borrowers from 7.63% to 5.93% due to a reduction in the prime rate, a decrease in the average outstanding portfolio from $34,706,000 in the three months ended September 30, 2008 to $28,947,000 in the three months ended September 30, 2009, and an increase in the nonperforming NSBF portfolio from an average of 16.8% to 30.0% for the three months ended September 30, 2008 and 2009, respectively. If NSBF does not originate and fund new loans in substantial volumes, then its performing portfolio will continue to shrink as loans normally pay down principal and default, further reducing its opportunity to earn interest and servicing income.

Other income decreased by $6,000 due to a decrease in revenue earned by NSBF of $97,000 primarily attributable to a decrease in the number of loans prepaying as well as a decrease in revenue earned on late payments. This decrease in revenue was partially offset by an increase in revenue earned by Newtek Business Credit. For the three months ended September 30, 2009, NBC had revenue of $361,000 and purchased $5,732,000 of receivables from an average customer base of 116 compared to revenue of $336,000 on $4,547,000 of receivables purchased with an average customer base of 120 for the three months ended September 30, 2008.

Consideration in arriving at the provision for loan loss includes past and current loss experience, current portfolio composition, future estimated cash flows, and the evaluation of real estate and other collateral as well as current economic conditions. The quarterly provision for loan loss decreased quarter over quarter by $284,000. The reserve for loan losses as compared to gross portfolio balance increased from $2,779,000 at September 30, 2008 to $4,014,000 at September 30, 2009. At September 30, 2009 and September 30, 2008, total impaired non-accrual loans amounted to $8,934,000 and $5,359,000, respectively, with $3,043,000 or 34.0% and $1,757,000 or 32.8% of the allowance for loan losses being allocated against such impaired non-accrual loans, respectively. The year over year increase in the reserve balance on an absolute and as a percentage of impaired non-accrual loans reflects the effects the recession has had on NSBF’s borrowers’ business performance and the reduction in the value of the borrowers’ assets underlying the impaired, nonaccrual loans as well as lengthening the time to liquidate such loans.

Salaries and benefits decreased by $236,000 as a result of staffing cutbacks in sales and origination staff in connection with the lending operation totaling $449,000 that began in the fourth quarter of 2008 and were completed during the quarter ended March 31, 2009. NSBF believes it currently has adequate staff to service its portfolio and originate loans with the capability to quickly hire staff or obtain the services of independent contractors as needed. This was offset by an increase in headcount and salaries at NBC of $46,000 for the same period. Combined headcount decreased over 37% from 49 at September 30, 2008, to 31 at September 30, 2009.

Professional fees for the three months ended September 30, 2009 increased by $93,000 primarily due to the settlement of a contingent liability in the prior year 3rd quarter which resulted in a $98,000 reduction of legal expense.

After deducting the amortization of deferred financing costs associated with the lines of credit held by NSBF and NBC of $81,000 for the three months ended September 30, 2008 and $131,000 for the three months ended September 30, 2009, interest expense decreased from $352,000 to $285,000 for the same periods, respectively. This decrease was primarily attributable to a decrease in the prime lending rate on which the financing costs associated with NSBF are based from an average of 5.00% to a rate of 3.25% quarter over quarter. This decrease in the Prime rate was offset by an increase in the spread over prime being charged by General Electric (“GE”). In 2008, the spread over Prime was 0.25% whereas in the three months ending September 30, 2009, the spread was 3.09%. This increase in the spread was offset by a decrease in the average amount outstanding under the GE credit facility. The average amount outstanding for the three months ended September 30, 2008 was $22,662,000 as compared with $13,801,000 during the same period in 2009.

Other general and administrative costs decreased by $319,000 due primarily to a reduction in forced placed insurance costs of $71,000, a reduction in loan processing costs due to the reduction of new originations of $58,000, a reduction in loan recovery expenses of $74,000 due to the number of loans going into default leveling off as compared to the prior year as well as a reduction in losses taken on the value of real estate owned, and general office, rent and utilities expenses, which are allocated based on headcount of $68,000, and a reduction in, all in connection with the lending operation. Additionally, a reduction of $47,000 in bad debt expense recorded in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 at NBC.

Overall, the reduction in segment revenue of $169,000, offset by a reduction of expenses totaling $907,000, resulted in an improvement in loss before benefit of income taxes of $738,000 for the three months ended September 30, 2009 versus that of September 30, 2008.

	Nine months ended September 30:
(In thousands):	2009	2008	$ Change	% Change
Revenue:
Premium income	$725	$472	253	54%
Servicing fee	1,246	1,360	(114)	(8)%
Interest income	1,114	1,955	(841)	(43)%
Management fees	439	439	—	—%
Other income	1,361	1,366	(5)	—%

Total revenue	4,885	5,592	(707)	(13)%

Expenses:
Salaries and benefits	2,129	3,379	(1,250)	(37)%
Interest	1,159	1,439	(280)	(19)%
Management fees	345	345	—	—%
Professional fees	259	228	31	14%
Depreciation and amortization	705	863	(158)	(18)%
Provision for loan losses	1,320	1,528	(208)	(14)%
Other general and administrative costs	1,065	1,597	(532)	(33)%

Total expenses	6,982	9,379	(2,397)	(26)%

Loss before benefit (provision) for income taxes	$(2,097)	$(3,787)	$(1,690)	(45)%

For the nine months ended September 30, 2009 and 2008:

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

NSBF stopped originating new loans in the fourth quarter of 2008 although loan fundings continued through the first quarter of 2009. As a result of improving market conditions, the Company originated two new loans, one in the second quarter of 2009 and one additional loan in the third quarter of 2009. The first nine months 2009 premium income, and the increase over the same period in 2008, benefited primarily from a change in the method of valuing servicing assets created at the time of sale. The Company sold 15 guaranteed loans in the nine months ended September 30, 2009, aggregating $10,109,000 compared to 40 loans sold aggregating $10,311,000 in the same period for the prior year. With the exception of the two new loans originated in 2009, the period’s sales primarily consisted of loans funded over previous quarters that had been held for sale due to capital market conditions. Management made the business decision to sell its guaranteed loans available for sale through March 31, 2009 at par with an average of 3.4% servicing due to low premium bids at the time. To more appropriately value the servicing asset created under the secondary market conditions earlier in the year, management utilized a discounted cash flow model, which uses valuation techniques to convert future amounts to a single present amount and is based on the value indicated by current market expectations about those future amounts. The premium earned on those loans sold at par through March 31, 2009, reflects the valuation of the newly created servicing assets, not cash earned at the time of the sales. As a result of the secondary market returning to somewhat normalized levels beginning late in the second quarter 2009, the Company began to originate loans and sold one guaranteed loan aggregating $1,500,000 at a premium of 107.55% in the second quarter, and sold another in the third quarter 2009 in the amount of $1,327,000 with associated premium of 110.00%. Premiums on guaranteed loan sales during the nine months ended September 30, 2008 averaged 107.9%. The Company expects to generate additional premium income as NSBF begins to originate new loans in increased volumes.

Servicing fee income related to SBA loans decreased by $114,000 due to a decrease in the NSBF loan servicing portfolio and an increase in non-performing loans, as well as a reduction in the fee income associated with the servicing of an SBA portfolio for a savings bank in New York which totaled $109,000 for the nine months ended September 30, 2009 compared to $127,000 in the nine months ended September 30, 2008. The average NSBF servicing portfolio for the nine months ended September 30, 2009 was $126,227,000 compared with $128,691,000 for the nine months ended September 30, 2008 while the nonperforming servicing portfolio increased from $17,923,000 at September 30, 2008 to $33,729,000 at September 30, 2009. NSBF only earns servicing income on the performing loans within its own portfolio.

Interest income decreased by $841,000 due primarily to a decrease in the average interest rate being charged to borrowers from 8.44% to 5.92% due to a reduction in the prime rate, a decrease in the average outstanding portfolio from $33,243,000 in the nine months ended September 30, 2008 to $30,453,000 in the nine months ended September 30, 2009, and an increase in the nonperforming portfolio from an average of 17.9% of the NSBF portfolio to 24.9% for the nine months ended September 30, 2008 and 2009, respectively. If NSBF does not originate and fund new loans in substantial volumes, then its performing portfolio will continue to shrink as loans normally pay down principal and default, further reducing its opportunity to earn interest and servicing income.

Other income decreased by $5,000 due primarily to a reduction in revenue earned by NSBF in the amount of $160,000 attributable to a decrease in the number of loans prepaying as well as a decrease in revenue earned on late payments and revenue earned on loan originations. This decrease was offset by an increase in revenue earned by Newtek Business Credit. For the nine months ended September 30, 2009, NBC had revenue of $1,090,000 and purchased $15,509,000 of receivables from an average customer base of 120 compared to revenue of $975,000 on $11,737,000 of receivables purchases with an average customer base of 121 for the nine months ended September 30, 2008. Additionally, in the nine months ended September 30, 2008, Small Business Lending, the holding company for NSBF recognized $60,000 in referral fee income compared to $9,000 of corresponding revenue earned in 2009.

Consideration in arriving at the provision for loan loss includes past and current loss experience, current portfolio composition, future estimated cash flows, and the evaluation of real estate and other collateral as well as current economic conditions. The provision for loan loss decreased period over period by $208,000. The reserve for loan losses as compared to gross portfolio balance increased from $2,779,000 or 9.02% at September 30, 2008 to $4,014,000 or 14.03% at September 30, 2009. At September 30, 2009 and September 30, 2008, total impaired non-accrual loans amounted to $8,934,000 and $5,359,000, respectively, with $3,043,000 or 34.0% and $1,757,000 or 32.8% of the allowance for loan losses being allocated against such impaired non-accrual loans, respectively. The year over year increase in the reserve balance on an absolute and as a percentage of impaired non-accrual loans reflects the effects the recession has had on NSBF’s borrowers’ business performance and the reduction in the value of the borrowers’ assets underlying the impaired, nonaccrual loans as well as lengthening the time to liquidate such loans.

Salaries and benefits decreased by $1,201,000 as a result of staffing cutbacks in sales and origination staff in connection with the lending operation totaling $1,402,000 that began in the fourth quarter of 2008 and were completed during the quarter ended March 31, 2009. NSBF believes it currently has adequate staff to service its portfolio and originate loans with the capability to quickly hire staff or obtain the services of independent contractors as needed. This was offset by an increase in headcount and salaries at NBC of $79,000 for the same period. Combined headcount decreased over 37% from 49 at September 30, 2008, to 31 at September 30, 2009.

Professional fees for the nine months ended September 30, 2009 increased by $31,000 primarily due to a reduction in contingent expenses in the prior period as a result of favorable settlements.

After deducting the amortization of deferred financing costs associated with the lines of credit held by NSBF and NBC of $393,000 for the nine months ended September 30, 2008 and $276,000 for the nine months ended September 30, 2009, interest expense decreased from $1,046,000 to $882,000 for the same periods, respectively. This decrease was attributable to a decrease in the prime lending rate on which the financing costs are based from a weighted average of 5.43% to a rate of 3.25% period over period. This decrease in the Prime rate was offset by an increase in the spread over prime being charged by GE. In 2008, the average spread over Prime was 0.18% whereas in the nine months ending September 30, 2009, the average spread was 2.61%. This increase in the spread was offset by a decrease in the average amount outstanding under the GE credit facility. The average amount outstanding for the nine months ended September 30, 2008 was $20,226,000 as compared with $15,671,000 during the same period in 2009.

Other general and administrative costs decreased by $532,000 due primarily to an overall reduction in office and overhead related expenses due to a reduction in headcount at NSBF and cost cutting measures at NBC. The Company also experienced a reduction in loan processing fees due to the suspension of loan originations. These cost reductions were partially offset by a $114,000 increase in loan recovery expenses as a result of the increase in non-performing loans and the loss experienced on several REO properties due to the impact of falling real estate prices.

Although segment revenues fell $707,000 or 13% period over period, the Company’s cost cutting efforts successfully reduced segment expenses by $2,397,000 or 26%, reducing the loss before benefit of income taxes by $1,690,000 or 45% to $(2,097,000) for the nine months ended September 30, 2009 from a loss of $(3,787,000) for the nine months ended September 30, 2008. The segment should continue to benefit from cost reductions for the remainder of 2009.

Capcos

	Three months Ended September 30:
(In thousands):	2009	2008	$ Change	% Change
Revenue:
Income from tax credits	$2,234	$1,680	$554	33%
Interest income	21	73	(52)	(71)%
Other income	43	2	41	2,050%

Total revenue	2,298	1,755	543	31%

Expenses:
Interest	2,268	1,825	443	24%
Management fees	731	1,190	(459)	(39)%
Professional fees	140	105	35	33%
Other general and administrative costs	66	81	(15)	(19)%

Total expenses	3,205	3,201	4	—%

Loss before fair market value adjustment and benefit (provision) for income taxes	(907)	(1,446)	(539)	(37)%
Net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash	34	(74)	108	146%

Loss before benefit (provision) for income taxes	$(873)	$(1,520)	$(647)	(43)%

Three months ending September 30, 2009 and 2008:

As described in Note 3 to the condensed consolidated financial statements, effective January 1, 2008, the Company adopted fair value accounting for its financial assets and financial liabilities concurrent with its election of the fair value option for substantially all credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance. These are the financial assets and liability associated with the Company’s Capco notes that are reported within the Company’s Capco segment. The table above reflects the effects of the adoption of fair value measurement on the income and expense items (income from tax credits, interest expense and insurance expense) related to the revalued financial assets and liability for the three months ended September 30, 2009 and 2008. In addition, the net change to the revalued financial assets and liability for the three months ended September 30, 2009 and 2008 is reported in the line “Net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash”.

Revenue is derived primarily from non-cash income from tax credits. The increase in income from tax credits for the third quarter 2009 revenue versus the third quarter 2008, reflects the effect of the higher interest rate used under fair value accounting. The amount of future revenue will fluctuate with future interest rates. However, over future periods, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense. Management fees decreased 39%, or $459,000, to $731,000 for the three months ended September 30, 2009 from $1,190,000 for the same period ended 2008. The primary reason for the decline was due to several Capcos insufficient cash resources. Management fees, which are eliminated on consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees then such fees are not accrued. Interest expense increased 24%, or $443,000, to $2,268,000 for the three months ended September 30, 2009 from $1,825,000 for the same period last year, reflecting the higher interest rate used under fair value accounting.

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

	Nine months ended September 30:
(In thousands):	2009	2008	$ Change	% Change
Revenue:
Income from tax credits	$6,483	$4,634	$1,849	40%
Interest income	82	353	(271)	(77)%
Other income	44	6	38	633%

Total revenue	6,609	4,993	1,616	32%

Expenses:
Interest	7,528	5,287	2,241	42%
Management fees	2,558	4,792	(2,234)	(47)%
Professional fees	436	485	(49)	(10)%
Other than temporary decline in value of investments	158	—	158	—%
Other general and administrative costs	13	280	(267)	(95)%

Total expenses	10,693	10,844	(151)	(1)%

Loss before fair market value adjustment and benefit (provision) for income taxes	(4,084)	(5,851)	(1,767)	(30)%

Net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash	1,044	(13)	1,057	8,130%

Loss before benefit (provision) for income taxes	$(3,040)	$(5,864)	$(2,824)	(48)%

Nine months ending September 30, 2009 and 2008:

As described in Note 3 to the condensed consolidated financial statements, effective January 1, 2008, the Company adopted fair value accounting for its financial assets and financial liabilities concurrent with its election of the fair value option for substantially all credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance. These are the financial assets and liability associated with the Company’s Capco notes that are reported within the Company’s Capco segment. The table above reflects the effects of the adoption of fair value measurement on the income and expense items (income from tax credits, interest expense and insurance expense) related to the revalued financial assets and liability for the nine months ended September 30, 2009 and 2008. In addition, the net change to the revalued financial assets and liability for the nine months ended September 30, 2009 and 2008 is reported in the line “Net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash”.

Revenue is derived primarily from non-cash income from tax credits. The increase in income from tax credits revenue for the nine months ended September 30, 2009 versus the same period in 2008 reflects the effect of the higher interest rate used under fair value accounting than that previously used under cost basis accounting. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero.

Other general and administrative costs decreased by $267,000 or 95% primarily due to the returned premium on a Capco insurance policy which expired in April 2009, in the amount of $250,000.

Expenses consist primarily of management fees and non-cash interest expense. Management fees decreased 47%, or $2,234,000, to $2,558,000 for the nine month period ended September 30, 2009 from $4,792,000 during the same period of 2008, which did not reoccur in 2009. The decrease was primarily due to the recovery of management fees from one Capco totaling approximately $1,638,000 during the nine months ended September 30, 2008. Management fees, which are eliminated on consolidation, are expected to continue to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees then such fees are not accrued. Interest expense increased 42%, or $2,241,000, to $7,528,000 for the nine months ended September 30, 2009 from $5,287,000 for the same period last year reflecting the higher interest rate used under fair value accounting.

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

All Other

	Three months Ended September 30:
(In thousands):	2009	2008	$ Change	% Change
Revenue:
Interest income	$10	$29	$(19)	(66)%
Insurance commissions	201	225	(24)	(11)%
Other income	100	148	(48)	(32)%

Total revenue	311	402	(91)	(23)%

Expenses:
Salaries and benefits	376	576	(200)	(35)%
Professional fees	18	148	(130)	(88)%
Depreciation and amortization	34	23	11	48%
Other general and administrative costs	154	230	(76)	(33)%

Total expenses	582	977	(395)	(40)%

Loss before benefit (provision) for income taxes	$(271)	$(575)	$(304)	(53)%

Three months ending September 30, 2009 and 2008:

The All Other segment includes revenues and expense primarily from qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments.

The revenue decrease of $91,000 is primarily due to the decrease in insurance commissions of $24,000 and other income of $48,000 in the third quarter 2009 as compared to the third quarter of 2008. Insurance commissions decreased by $24,000 for the three month period ended September 30, 2009 as compared to the three month period ended September 30, 2008, due primarily to staff reduction and reorganization negatively impacting new insurance sales as well as current economic conditions reducing the demand for new policies. Interest income decreased as a result of a decrease in cash and cash equivalents during the third quarter of 2009 as compared with the third quarter of 2008. The decrease in other income was primarily due to a $39,000 recovery in the third quarter of 2008 related to a qualified investment previously written off that did not reoccur in the third quarter of 2009.

Salaries and benefits decreased by $200,000, or 35% to $376,000 for the three months ended September 30, 2009, as compared to $576,000 for same period 2008, as a result of staff reductions in the insurance agency and other entities. The decrease in professional fees of $130,000, or 88% to $18,000 for the third quarter ended 2009 as compared to $148,000 for 2008 was mainly due to a non-reoccurrence of consulting expenses incurred in 2008 relating to a customer data information and communication system. Other general administrative costs decreased by $76,000, or 33% to $154,000 for the third quarter ended 2009, as compared to $230,000 for 2008.

Loss before benefit (provision) for income taxes decreased by $304,000 during the third quarter of 2009 as compared with the third quarter of 2008, primarily due to the decrease in total expenses of $395,000 partially offset by the decrease in total revenue of $91,000.

	Nine months Ended September 30:
(In thousands):	2009	2008	$ Change	% Change
Revenue:
Interest income	$39	$137	$(98)	(72)%
Insurance commissions	619	818	(199)	(24)%
Other income	1,359	753	606	80%

Total revenue	2,017	1,708	309	18%

Expenses:
Salaries and benefits	1,270	2,246	(976)	(43)%
Professional fees	143	218	(75)	(34)%
Depreciation and amortization	96	71	25	35%
Other general and administrative costs	628	700	(72)	(10)%

Total expenses	2,137	3,235	(1,098)	(34)%

Loss before benefit (provision) for income taxes	$(120)	$(1,527)	$(1,407)	(92)%

Nine months ending September 30, 2009 and 2008:

The All Other segment includes revenues and expense primarily from qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments.

Revenue increased $309,000, or 18%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The revenue increase consists of a $606,000 increase in other income primarily due to a $1,000,000 recovery in the second quarter of 2009 related to a qualified investment previously written off, offset by a $199,000 decrease in insurance commissions and an $98,000 decrease in interest income. The decrease in insurance commissions for the nine month period ended September 30, 2009 as compared to the nine month period ended September 30, 2008 was due primarily to staff reduction and reorganization negatively impacting new insurance sales as well as current economic conditions reducing both the demand for new policies as well as coverage levels for existing customers. Interest income decreased as a result of a decrease in cash and cash equivalents during the first nine months of 2009 as compared with the first nine months of 2008.

Salaries and benefits decreased by $976,000, or 43% to $1,270,000 for the nine months ended September 30, 2009, as compared to $2,246,000 for same period 2008, as a result of staff reductions in the insurance agency and other entities. The decrease in professional fees of $75,000, or 34% to $143,000 for the nine months ended September 30, 2009 as compared to $218,000 for the same period in 2008 was mainly due to a non-reoccurrence of consulting expenses incurred in 2008 relating to a customer data information and communication system offset by a one-time reversal of broker commissions in the second quarter of 2008.

Loss before benefit (provision) for income taxes decreased by $1,407,000 during the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008, primarily due to the increase in revenues of $309,000 and the decrease in total expenses of $1,098,000.

Corporate activities

	Three months ended September 30:
(In thousands):	2009	2008	$ Change	% Change
Revenue:
Management fees	$700	$1,159	$(459)	(40)%
Interest income	9	10	(1)	(10)%
Other income	3	—	3	—%

Total revenue	712	1,169	(457)	(39)%

Expenses:
Salaries and benefits	1,072	1,390	(318)	(23)%
Interest	—	10	(10)	(100)%
Professional fees	221	295	(74)	(25)%
Depreciation and amortization	105	96	9	9%
Other general and administrative costs	628	601	27	4%

Total expenses	2,026	2,392	(366)	(15)%

Loss before benefit (provision) for income taxes	$(1,314)	$(1,223)	$91	7%

Three months ended September 30, 2009 and 2008:

Revenue is derived primarily from management fees earned from the Capcos, which amount to 2.5% of certified capital. Management fee revenue declined 40%, or $459,000, to $700,000 for the three months ended September 30, 2009 from $1,159,000 for the third quarter of 2008. Management fees, which are eliminated on consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not accrued.

Expenses declined $366,000, or 15%, in the third quarter of 2009 from the comparable period in 2008. As a result of the Company’s cost cutting initiatives, salaries and benefits decreased $318,000 or 23% to $1,072,000 for the third quarter of 2009 as compared to $1,390,000 for the same period ended 2008. The Company expects Salaries and benefits to remain static or slightly decline from its current level over the remainder of 2009. The Company does not believe that the reductions will impact the management of the Company’s businesses. Professional fees decreased $74,000, or 25%, in the third quarter of 2009 from the comparable period in 2008 due to decreased audit fees.

	Nine months ended September 30:
(In thousands):	2009	2008	$ Change	% Change
Revenue:
Management fees	$2,464	$4,698	$(2,234)	(48)%
Interest income	21	26	(5)	(19)%
Other income	12	5	7	140%

Total revenue	2,497	4,729	(2,232)	(47)%

Expenses:
Salaries and benefits	3,465	5,369	(1,904)	(35)%
Interest	—	44	(44)	(100)%
Professional fees	1,360	939	421	45%
Depreciation and amortization	339	260	79	30%
Other general and administrative costs	1,999	2,013	(14)	(1)%

Total expenses	7,163	8,625	(1,462)	(17)%

Loss before benefit (provision) for income taxes	$(4,666)	$(3,896)	$770	20%

Nine months ended September 30, 2009 and 2008:

Revenue is derived primarily from management fees earned from the Capcos, which amount to 2.5% of certified capital. Management fee revenue decreased 48%, or $2,234,000, to $2,464,000 for the nine month period ended September 30, 2009 from $4,698,000 during the same period of 2008. The decrease was primarily due to the recovery of management fees from one Capco totaling approximately $1,638,000 during the nine months ended September 30, 2008 which did not reoccur in 2009. Management fees, which are eliminated on consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees then such fees are not accrued.

Expenses declined $1,462,000, or 17%, during the nine month period ended September 30, 2009 from the comparable period in 2008. As a result of the Company’s cost cutting initiatives, salaries and benefits decreased $1,904,000 or 35% to $3,465,000 for the nine months ended September 30, 2009 as compared to $5,369,000 for the same period ended 2008. The Company expects Salaries and benefits to remain static or slightly decline from its current level over the remainder of 2009. The Company does not believe that the reductions will impact the management of the Company’s businesses. Professional fees increased $421,000, or 45%, for the nine months ended September 30, 2009 from the comparable period in 2008 due to the Company exploring various financing and restructuring alternatives and as a result incurred significant one-time professional fees in the first six months of 2009 partially offset by decreased audit fees.

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

Liquidity and Capital Resources

	For the nine months ended September 30,
(Dollars in thousands)	2009	2008
Net cash provided by (used in) operating activities	$5,637	$(9,889)
Net cash provided by (used in) investing activities	2,538	(937)
Net cash (used in) provided by financing activities	(9,455)	3,279

Net decrease in cash and cash equivalents	(1,280)	(7,547)

Cash and cash equivalents, beginning of period	16,852	25,372

Cash and cash equivalents, end of period	$15,572	$17,825

Cash requirements and liquidity needs over the next twelve months are anticipated to be funded primarily through operating results and available cash and cash equivalents. In October 2009, the $2.5 million borrowed under the Capital One line of credit converted to a three year term loan with a level principal repayment. The Small business finance segment depends on outside funding sources to finance loan origination and receivable purchases. The SBA lending unit funds its cash requirements and liquidity needs through available cash and cash equivalents but primarily utilizes the $15 million GE line of credit to originate and warehouse the guaranteed and unguaranteed portion of SBA loans. On July 22, 2009 NSBF entered into a Fifth Amendment and Consent (the “Fifth Amendment”) to the Credit Agreement dated as of August 31, 2005 between NSBF and General Electric Capital Corporation (GECC) which has made certain changes in the terms of the warehouse lending facility provided to NSBF. The Fifth Amendment reduced the aggregate total of the credit facility to $15 million, adjusts the interest rate and other terms and extends the maturity date from August 30, 2009 to May 31, 2010 based upon progress shown by NSBF in obtaining a commitment for a replacement lender. GE has indicated to the Company that GE no longer intends to provide credit facilities to finance companies. Therefore there can be no assurance that the Company will be able to renew the credit line with GE or that it will be able to negotiate an alternate arrangement. Failure to obtain financing would have a material adverse effect on our business. The receivables financing unit utilizes the $10 million Wells Fargo line of credit to purchase receivables. There are no cross covenants or collateralization under any of the above lending facilities. The availability of the lending facilities is subject to the compliance with certain covenants and in addition, for the GE and Wells Fargo lines, the amount of collateral and collateral requirements, as set forth in the agreements. The Company guarantees the lines of credit for the subsidiaries: Capital One for the amount borrowed, GE up to $15 million, and Wells Fargo up to $800,000. As of September 30, 2009, the Company’s unused sources of liquidity consisted of $15,572,000 in unrestricted cash and cash equivalents, and $228,000 and $174,000 available through the GE and Wells Fargo lines of credit, respectively.

Restricted cash totaling $8,548,000, which is primarily held in the Capcos, can be used in managing and operating the Capcos, making qualified investments, to repay debt obligations and for the payment of income taxes.

Net cash flows provided by operating activities increased $15,526,000 to $5,637,000 for the nine months ended September 30, 2009 as compared to a use of $(9,889,000) for the nine months ended September 30, 2008. This net increase was primarily due to a decrease of $3,495,000 in the net loss period over period, a $12,091,000 decrease in the originations of SBA loans held for sale, as well as a $1,096,000 decrease in the broker receivable.

Net cash flows provided by investing activities primarily includes the purchase of fixed assets and customer accounts, activity regarding the unguaranteed portions of SBA loans, changes in restricted cash and activities involving investments in qualified businesses. Net cash flows provided by investing activities increased by $3,475,000 to $2,538,000 for the nine months ended September 30, 2009 compared to a use of $(937,000) for the nine months ended September 30, 2008. The increase was due primarily to greater returns of investments in qualified businesses of $1,122,000 for the nine months ended September 30, 2009 as compared to the same period last year, and a $1,435,000 decrease in the purchase of fixed assets and customer merchant accounts as well as a decrease of $1,256,000 in the amount of SBA loans originated for investment. In addition, $2,889,000 of restricted cash became available, or declined, in 2008 versus an increase in the change in restricted cash of $387,000 in 2009.

Net cash flows used in financing activities primarily includes repayments on notes payable to Capital One, Wells Fargo, and GE. Net cash flows used in financing activities increased by $12,734,000 to a use of $(9,455,000) for the nine months ended September 30, 2009 from $3,279,000 for the nine months ended September 30, 2008. The primary reason was due to net repayments on bank notes payable of $(9,197,000) during the nine month period ended September 30, 2009 as compared to net borrowings of $4,226,000 in 2008; substantially all of the repayment represents the reduction of the GE note payable due to the return of the financing of the SBA loans held for sale originated in 2008 and sold in 2009, principal repayments received on SBA loans, and payments made by the Company upon the effectiveness of amendments to the GE Credit Agreement.

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

Because the SBA lender borrows money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. The Company has outstanding under its credit line with GE approximately $12,539,000 at September 30, 2009. The interest rate on such notes is variable, based on the current Prime rate plus 3.25% or three month LIBOR plus 4.25%, whichever is higher, to be increased by 0.25% each quarter beginning September 1, 2009. As of September 30, 2009, the interest rate being charged to NSBF is 6.50%. On July 22, 2009 we entered into a Fifth Amendment and Consent (the “Fifth Amendment”) to the Credit Agreement with GECC which made certain changes in the terms of the warehouse lending facility provided to NSBF. The Fifth Amendment reduced the aggregate total of the credit facility to $15 million from $28 million, adjusted the interest rate and other terms and extended the maturity date from August 31, 2009 to May 31, 2010 based upon progress shown by NSBF in obtaining a commitment for a replacement lender. There can be no assurance that we will be able to renew or extend our credit line with GE, or that we will be able to negotiate an alternate arrangement. Failure to obtain financing would have a material adverse effect on our business.

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

Additionally, we do not have significant exposure to changing interest rates on invested cash which was approximately $24,120,000 at September 30, 2009. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions with ratings from Standard and Poor’s of A- or better. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of September 30, 2009, cash deposits in excess of FDIC and SIPC insurance totaled approximately $4,897,000 and funds held in U.S. Treasury only money market funds or equivalents in excess of SIPC insurance totaled approximately $9,219,000.

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

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEWTEK BUSINESS SERVICES, INC.

Date: November 12, 2009	By:	/S/ BARRY SLOANE
Barry Sloane Chairman of the Board, Chief Executive Officer and Secretary

Date: November 12, 2009	By:	/S/ SETH A. COHEN
Seth A. Cohen Chief Financial Officer and Treasurer