Form 10-K
period 2009-12-31
NEWTEK BUSINESS SERVICES INC
filed 2010-03-15
CIK 1094019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (all as defined in Rule 12b-2 of the Act).

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $13,166,000 as of the last business day of the registrant’s second fiscal quarter of 2009.

As of February 26, 2010 there were 36,727,139 shares issued and outstanding of the registrant’s Common Shares, par value $0.02 per share.

Documents incorporated by reference:

Portions of the Proxy Statement to be filed for the Company’s 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

NEWTEK BUSINESS SERVICES, INC.

PART I

Item 1	BUSINESS

Overview

Newtek Business Services, Inc. (“we,” “the Company” or “Newtek”), “The Small Business Authority”, provides business services to the small- and medium-sized business market. Our one-stop-shop enables businesses to grow and prosper by obtaining:

•	Electronic Payment Processing: Credit card, debit card, check conversion and ACH solutions

•

Ecommerce Services: Combinations of payment processing, online shopping cart tools, web site design, web hosting and web related services which enable businesses to establish a presence and commercial capability on the Internet in a quick and simple fashion.

•	Web Hosting: Full service web host including domain registration and online shopping cart tools

•	Web Design and Development: Customized web design and development services

•	Data Backup, Storage and Retrieval: Fast, secure, off-site data backup, storage and retrieval

•	Business Lending: Business loans to start up, acquire or expand a business

•	Accounts Receivable Financing: Receivable financing and management services

•	Insurance Services: Nationwide commercial, health and benefits, and personal lines of insurance

•	Payroll: Payroll management processing and employee tax filing

As of December 31, 2009, we had over 100,000 business accounts whom we derived revenue from in 2009. We use state of the art web-based proprietary technology to provide low cost products and services to our small- and medium-sized business clients. We acquire our customers through the internet, internal and independent sales teams, and alliances with Fortune 500 companies, community banks, credit unions and others, all of whom have elected to offer one or more of our business services and financial products rather than try to provide them directly for their customers or members. We are also a holding company for 13 certified capital companies, which we refer to as Capcos. However, we have deemphasized our Capco business, which we are in the process of winding down, in favor of growing our operating businesses and do not anticipate creating any new Capcos in the foreseeable future.

History

Newtek is a corporation formed under the laws of New York that serves as a holding company for several wholly- and majority-owned subsidiaries. We were founded in 1998 to provide debt and equity financing to small- and medium-sized businesses. We have since developed our branded line of business and financial products and services for the small- and medium-sized business market. At December 31, 2009, we had 21 subsidiaries, in addition to our 13 Capcos, many of which were a result of investments through the Capco programs. We do not anticipate creating any new Capcos in the foreseeable future, although we continue to make occasional investments in and loans to small businesses through our existing Capcos and meet the goals of the Capco programs. We are concentrating our efforts on becoming the Small Business Authority by creating a distribution channel for financial services and products for the small- and medium-sized business market.

Business Strategy

Key elements of our strategy to grow our business are:

•

Continue to focus our business model to serve the small- and medium-sized business market. We are focused on developing and marketing business and financial products and services aimed at the small-and medium-sized business market. Our target market represents a very significant marketplace in the United States based on non-farm private gross domestic product (“GDP”). According to statistics published by the U.S. Small Business Administration (the “SBA”), approximately 51% of the GDP in the United States comes from small businesses and approximately 99% of businesses in the United States which have one or more employees fit into this market segment. Our business model is to get that market to view us as “The Small Business Authority” – their source of the types of business and financial services we provide. We are now providing one or more services to over 100,000 business accounts. We intend to continue to leverage the Newtek™ brand as a one-stop-shop provider for the small- and medium sized business market.

•

Continue to implement a strategy of acquiring customers and processing their business at low cost. We seek to acquire customers at a low cost through a national strategy centered on our alliance partners and our NewTracker™ technology. Our alliance partners use our proprietary NewTracker™ referral system to refer customers to us for sales and customer tracking and processing. NewTracker™ distributes the referral to our appropriate business segment or segments for fulfillment while keeping our alliance partners up to date on the customer’s progress in real time with detailed documentation. We use the same proprietary system as our gateway for direct sales through our website and our BizExec program. We seek to minimize advertising and commission selling expenses and/or referral fees through the use of technology.

•

Further develop national marketing of the “Newtek™” brand through our alliance partners. We have formed key marketing alliances with national business organizations such as Chartis, Merrill Lynch, Navy Federal Credit Union, and Morgan Stanley Smith Barney, and trade organizations such as the Credit Union National Association, Pershing and The Latino Coalition. We seek to build on the endorsement by these partners of our technology, high level of customer service and competitively priced products and services.

•

Continue to develop our state-of-the-art technology to process business applications and financial transactions. We are expanding our proprietary NewTracker™ referral system which allows us to process new business utilizing a web-based, centralized processing point to provide greater sales functions.

•

Implement an outbound selling strategy leveraging our database. We have implemented a project of combining all data assets into a seamless, enterprise-wide accessible master database in order to facilitate cross marketing, selling and servicing, real-time data mining and business intelligence. We seek to cross sell our existing clients and have established a dedicated team to use our master database for cross marketing, selling and servicing. We believe that this will provide us with lower commission costs and highest margins.

•

Continue to fulfill our obligations under the current Capco programs. Our emphasis is on continuing our exemplary regulatory compliance program in order to complete successfully the investment cycles for all Capcos. At December 31, 2009, we had reached the final minimum investment requirements in all Capco programs in which we participated. We believe this ensures that 100% of the tax credits related to the programs are beyond risk of recapture. As the Capcos reach 100 percent investment, of which two have thus far, we will seek to decertify them as Capcos, liquidate their remaining assets and thereby reduce our operations costs, particularly the legal and accounting costs associated with compliance.

Ecommerce Initiative

Representative of our growth strategy, during 2009 we developed an integrated package of services needed by small- and medium-sized businesses to meet the challenges they face in selling their products and services on the world wide web. Our web hosting and electronic payment processing businesses collaborated to provide a single, easy to use integrated package that benefitted from each entity’s unique knowledge of their customers’ needs. When launched in 2010, Newtek Ecommerce Solution will provide to merchants a one stop shop for:

•	a free and easy to use tool to create their own web site which may include a shopping cart;

•	web site hosting;

•	electronic payment acceptance capability utilizing credit and debit cards;

•	the ability to add automatic data storage;

•	the ability to enhance their web sites for greater Internet visibility; and

•	safeguards necessary to protect consumer financial and personal information in a manner consistent with all applicable legal requirements.

We believe that the ability of a small- or medium-sized business to make one choice and obtain all that is necessary to stay competitive in today’s marketplace, and to do so at a very cost effective price, will be an attractive offering. We are exploring varying pricing approaches to this package and are now offering the Web site design tool free of charge to introduce the package to customers. This will also enable each of our business services specialists to provide their customers with all services at one sitting.

In addition to the fully integrated, easy to use ecommerce web sites, we are also offering online merchants which utilize their own or our custom sites an online electronic payment processing offering called NewtPay and NewtPayPro. We believe that our offering competes favorably against Paypal’s ™ merchant offerings, providing similar and lower rates with quicker (48 hour) funding of payment to the merchants.

Principal Business Segments

Overview

The Company’s principal business segments, which we operate in a coordinated manner in order to provide business and financial services to the small- and medium-sized business market, are:

Electronic Payment Processing: Marketing third party credit card processing and check approval services to the small- and medium-sized business market.

Web Hosting: CrystalTech Web Hosting, Inc., d/b/a/ Newtek Technology Services (“NTS”), which offers shared and dedicated web hosting and related services to the small- and medium-sized business market.

Small Business Finance: Newtek Small Business Finance, Inc. (“NSBF”), a nationally licensed, SBA lender that originates, sells and services loans to qualifying small businesses, which are partially guaranteed by the SBA and CDS Business Services, Inc. d/b/a Newtek Business Credit (“NBC”) which provides receivable financing and management services.

All Other: Businesses formed from investments made through Capco programs which cannot be aggregated with other operating segments.

Corporate Activities: Corporate implements business strategy, directs marketing, provides technology oversight and guidance, coordinates and integrates activities of the segments, contracts with alliance partners, acquirers customer opportunities and owns our proprietary NewTracker™ referral system. This segment includes revenue and expenses not allocated to other segments, including interest income, Capco management fee income and corporate operations expenses.

Capcos: Thirteen certified capital companies which invest in small- and medium-sized businesses. They generate non-cash income from tax credits and non-cash interest and insurance expenses in addition to cash management fees.

Financial information for each segment can be found in Management’s Discussion and Analysis of Results of Operations and Financial Condition, Segment Results and Note 23 to the Consolidated Financial Statements, below.

Electronic Payment Processing

Universal Processing Services of Wisconsin, LLC, d/b/a Newtek Merchant Solutions (“NMS”) markets credit and debit card processing services, check approval services and ancillary processing equipment and software to merchants who accept credit cards, debit cards, checks and other non-cash forms of payment. New merchants are acquired through several sales channels. Our primary focus is on developing new merchant sales leads as a result of internal sales efforts. NMS has targeted the marketing of its array of services under agreements with alliance partners which are principally financial institutions, including banks, credit unions and other related businesses which are able to refer potential customers to NMS through Newtek’s NewTracker™ referral system. In addition, but to a lesser extent, we selectively will enter into agreements with independent sales organizations and independent sales agents throughout the country. These referring organizations and associations are typically paid a percentage of the processing revenue derived from the respective merchants that they successfully refer to us. In December 2009, we made residual payments to approximately 130 independent sales agents or agencies pursuant to contracts with them. In 2009, we processed over 31 million transactions with a merchant sales volume exceeding $3 billion. Our customer base and the related sales volume processed by us has grown significantly during each year of operations since 2002 through a combination of organic growth in customers as well as selective merchant portfolio acquisitions. Our merchant base has grown from approximately 1,200 merchants at the end of 2002 to approximately 14,000 merchants at the end of 2009. Similarly, total sales volume in 2009 exceeded $3 billion, up from $38.4 million in 2002.

Certain of our other subsidiaries operate merchant portfolios which are serviced by NMS.

We maintain two main customer service and sales support offices which are located in Milwaukee, Wisconsin and Brownsville, Texas with specialists also located in Phoenix, Arizona and New York. Our personnel at these locations assist merchants with initial installation of equipment and on-going service, as well as any other special processing needs that they may have.

Because we are not a bank, we are unable to belong to and directly access the Visa® and MasterCard® bankcard associations and we must be sponsored by a bank in order to process bankcard transactions. We are currently registered with Visa® and MasterCard® through the sponsorship of a bank that is a member of the card associations. Our electronic payment processing businesses rely on our ability to obtain data processing services; in 2009 we signed agreements with Wells Fargo Bank to diversify our processing operations and with First Data Corporation to reduce our costs. We contract with several large-scale data processing companies to provide the front-end and back-end processing. As our merchant base has grown, we believe that we have been able to achieve greater economies of scale in terms of negotiating the cost structure for providing such settlement services.

There are two aspects to the processing: the initial authorization of a payment (referred to as the “front-end processing”) and the merchant credit and cardholder charge transaction (the “back end processing”). Our payment processing business relies on up to five front-end and back-end processors which reduces our risk of reliance on any one source and also gives us the option of utilizing different processors to match the needs of particular merchants or situations.

As a result of our exposure to liability for merchant fraud, charge-backs and other losses inherent in the merchant payment processing business, we have developed practices and policies which attempt to assess and reduce these risks. Activities in which we engage in order to mitigate such risks are:

•

underwriting the initial application of a merchant to identify unusual risks, structuring the relationship in a manner consistent with acceptable risks and, where possible, obtaining a personal or parent corporation guarantee from the merchant;

•

monitoring the daily and monthly activity of each merchant to identify any departures from normative charging behavior of each merchant and monitoring the largest of our merchants and those with high levels of refunds or charge-backs, so as to ensure an opportunity to address any credit or charge-back liability problems at the earliest possible time; and

•

requiring high-risk merchants to agree to the establishment of cash reserves to protect us against merchant failures to pay for charge-backs and other fees, and making adjustments in these reserves as merchant experience indicates.

Our development and growth is focused on selling our services to internally generate referrals, merchant referrals identified for us by our alliance partners and, to a lesser extent, by our independent sales representatives. We are different than most electronic payment processing companies who acquire their clients primarily through independent agents. We currently acquire approximately one-half of our new customers from alliance partner relationships utilizing our proprietary NewTracker™ system. We believe that our business model provides us with a competitive advantage by enabling us to acquire new electronic payment processing merchants at a lower cost level for third-party commissions than the industry average. Our business model allows us to own the customer as well as the stream of residual payments, as opposed to models which rely more heavily on independent sales agents. We also believe that merchants obtained as a result of our alliance referrals and internal sales efforts are more directly loyal to Newtek than those of competitors that rely primarily on independent sales agents to bring merchants to them.

Web Hosting Services

Through CrystalTech Web Hosting, Inc. d/b/a/ Newtek Technology Services (“CrystalTech” and “NTS”), we provide website hosting services to more than 68,000 customer accounts with 105,000 domains in over 120 countries. NTS provides shared and dedicated hosting plans under the CrystalTech™ brand for which it receives recurring monthly fees, as well as other fees such as set-up fees, consulting fees, domain name registrations and others. Ninety percent of all fees are paid in advance by credit card. NTS delivers services under the CrystalTech™ brand not just to customers seeking hosting but also to wholesalers, resellers and web developers by offering a range of tools for them to build, resell and deliver their web content. In 2009, we continued the process begun in 2008 of transitioning to operate as Newtek Technology Services™; CrystalTech™, the core business supporting our web hosting initiatives, became a Newtek Technology Services™ brand. Going forward, we intend to market and cross market under Newtek Technology Services™, Newtek Web Services™, and Newtek Webhosting™ brands.

NTS primarily uses Microsoft Windows® technology. Microsoft has described NTS as one of the largest hosting services in the world providing Microsoft Windows 2003® hosting. NTS also offers Linux-based web hosting and web-based data storage and back-up services. NTS currently operates a 5,000 square foot fortress strength data center located in Scottsdale, Arizona, utilizing redundant networking, electrical and back-up systems, affording customers what management believes to be a state of the art level of performance and protection.

Over 70% of the new NTS customers have come as a result of customer referrals without material expenditures for marketing or advertising. Many of NTS’s competitors are very price sensitive, offering minimal services at cut-rate pricing. While being cost competitive with most Linux- and Windows-based web hosting services, NTS has emphasized higher quality uptime, service and support.

The Company has diversified its hosting reach by offering services to small- and medium-sized businesses under different brands all under Newtek Technology Services™ including Newtek Web Services™, Newtek Data Storage™ and Newtek Web Design and Development™. NTS focuses specifically on select target markets such as restaurants, financial institutions, medical practices, law firms, accountants, retail and technology service providers for channel business and reselling. The Company has previously launched a turnkey solution to satisfy financial institution needs for dedicated servers, hosting and/or data storage, enabling these entities to comply with regulatory requirements with the highest level of safety and security.

Small Business Finance

We originate SBA loans and offer accounts receivable financing and other lending products essential for small- and medium-sized businesses. In addition, we provide small business loan servicing and consulting to the FDIC.

Newtek Small Business Finance, Inc. (“NSBF”) specializes in originating, servicing and selling small business loans guaranteed by the SBA for the purpose of acquiring commercial real estate, machinery, equipment and inventory and to refinance debt and fund franchises, working capital and business acquisitions. NSBF is one of 14 SBA licensed Small Business Lending Corporations that provide loans nationwide under the federal Section 7(a) loan program (“SBA 7(a) loans”). NSBF has received preferred lender program (PLP) status, a designation whereby the SBA authorizes the most experienced SBA lenders to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender, PLP status allows NSBF to serve its clients in an expedited manner since it is not required to present applications to the SBA for concurrent review and approval.

We stopped making SBA 7(a) loans in the fourth quarter of 2008 because of turmoil in the economy and illiquidity in the SBA 7(a) loan secondary market but have begun to make loans during the second half of 2009. Our credit line with General Electric Commercial Capital (“GECC”), which we use to fund and warehouse loans, is due to terminate May 31, 2010. We have recently announced that we have come to agreement on terms for a new term loan from Capital One, N.A. which will prepay in full our obligation with GECC. The final loan documents are currently under review with the SBA. In addition, we are exploring options to provide lower cost funding for our SBA 7(a) lending business. We are also exploring the purchase of distressed loan portfolios that we would service and manage using our existing infrastructure.

We originate loans ranging from $3,000 to $2 million to both startup and existing businesses, who use the funds for a wide range of business needs including:

•	opening, expanding or acquiring a business or franchise: $25,000 to $2.0 million;

•	financing working capital:

•	SBA term loans: at least $25,000

•	Purchase equipment: $25,000 to $2.0 million

•	purchasing owner-occupied commercial real estate and leasehold improvements: up to $5.0 million; and

•	refinancing existing non-real-estate business debt: $25,000 to $2.0 million.

Late in 2009 we were selected by the Federal Deposit Insurance Corporation as its contractor to manage and service portfolios of SBA 7(a) loans acquired by FDIC from failed financial institutions. At such time as we are directed to do so, we will assist in the packaging of these loans for sale by the FDIC. Our existing servicing facilities and personnel will perform these activities supplemented by contract workers as needed. As this is a new contract, the activity to date has been modest. The eventual size of the portfolio we will service for the FDIC will depend on the level of bank failures and the needs of the FDIC in managing portfolios acquired from those banks.

We also offer accounts receivable financing and management services through CDS Business Services, Inc. d/b/a Newtek Business Credit (“NBC”). Through this service, small- and medium-sized businesses can obtain $10,000 to $500,000 per month through the sale of their trade receivables as well as back office services such as billing and cash collections.

We also offer merchant cash advance services to our customers, under which a merchant sells future credit card receivables at a discount, but do so only through referrals to third party providers. Under this program, the merchant receives the purchase amount upfront and agrees to have a set percentage of the credit card sales deducted from its daily deposits and remitted back until the purchase amount is repaid; in some cases we process that payment streams. We offer these services as an agent, and are not taking on credit risk in connection with these services.

All Other (including Small Business Insurance Products and Services)

We offer small business insurance products and services through Newtek Insurance Agency, LLC, which is licensed in 50 states. We serve as a retail and wholesale agency specializing in the sale of personal, commercial and health/benefits lines insurance products to customers of all our affiliated companies as well as our alliance partners. We offer insurance products from multiple insurance carriers providing a wide range of choice for our customers. Prior to 2009, we implemented a program with the Navy Federal Credit Union to market commercial and homeowners’ insurance to their 3.4 million members, and formed a strategic alliance with Chartis (formerly AIG Small Business) to provide agent services to small business clients. We are continuing our efforts to implement programs with alliance partners to market commercial and personal insurance.

Corporate Activities

Corporate implements business strategy, directs marketing, provides technology oversight and guidance, coordinates and integrates activities of the segments, contracts with alliance partners, acquirers customer opportunities and owns our proprietary NewTracker™ referral system and all other intellectual property rights. This segment includes revenue and expenses not allocated to other segments, including interest income, Capco management fee income and corporate operations expenses.

Certified Capital Companies

The Company historically obtained long-term financing to fund its investments and operations primarily through the issuance of notes to insurance companies through the Capco programs. Through December 31, 2009, Newtek had received in the aggregate $235,718,000 in proceeds from the issuance of long-term Capco debt, Capco warrants, and Newtek common shares through the Capco programs.

We have deemphasized our Capco business in favor of growing our operating businesses and do not anticipate creating any new Capcos in the foreseeable future. While observing all requirements of the Capco programs and, in particular, financing qualified businesses meeting applicable state requirements as to limitations on the proportion of ownership of qualified businesses, we have been able to use this funding source as a means to facilitate the growth of our businesses, which are strategically focused on providing goods and services to small businesses such as those in which our Capcos invest. We continue to invest in and lend to small businesses through our existing Capcos and meet the goals of the Capco programs.

The revenue derived from our Capcos has declined, representing approximately 8% in 2009, 9% of revenue in 2008 and 16% in 2007. This trend demonstrates as a portion of revenue the shift in our business from reliance on Capco cash flows to the development of operating businesses generating increasing amounts of revenues, income and cash flows. We rely on the annual management fees of 2.5% of certified (initial) capital, as fixed by the Capco statutes, as a partial source of cash to cover our operating expenses, which in 2009 was approximately $3,373,000. This covers all supportive services generally provided by us; however, the management fee is paid out of Capco cash on hand and is not set aside or reserved for payment out of the funds received by the Capcos. The amount of the management fee is protected and established by statute.

Marketing

Overview

We market ourselves to our small- and medium-sized business customers through our mottos of “The Small Business Authority” and “We Do It Better.” An example of how we seek to do this is our bilingual 24/7 call center which we believe is a valuable feature for most small business owners that need help during non-business hours and on weekends. We use web-based applications as an in-house tool to help our employees and associates to be efficient, smart and productive. Instead of using expensive, six-figured salaried employees that a typical bank or an insurance agency would use to market financial products and business services to small- and medium-sized business customers, we use very smart, efficient, high-quality technology and dedicated, loyal non-executive-salary-plus-bonus employees.

We believe that our business service specialists on all product lines understand the needs of the small business owner. We conduct telephone interviews with our target customers across all product lines to deepen our understanding of their needs. We have tailored our procedures so our small- and medium-sized business customers do not have to fill out multiple handwritten forms or type multiple data entry screens, which we believe is the most aggravating factor facing our customers. We have modeled our back-office and business operations after customer centered operational models, such as that of Progressive Insurance. We stress our responsive customer service and we endeavor to excel in addressing and resolving issues and problems that our customers may face. We are now providing our 24/7 customer service functions in Spanish as well as English to service the growing Hispanic owned and operated small business customer base in the United States.

We market our services through referrals from our alliance partners such as Chartis, Merrill Lynch, Credit Union National Association, Pershing, and Navy Federal Credit Union, using our proprietary NewTracker™ referral system. In addition, electronic payment processing services are also marketed through independent representatives and web hosting and ecommerce services are marketed through internet-based marketing and third-party resellers. A common thread across all business lines relates to acquiring customers at low cost. We seek to bundle our marketing efforts through our brand, our portal, our proprietary NewTracker™ technology and one easy entry point of contact.

We have implemented a multi-channel marketing strategy that consists of:

Direct: We market through our website, www.newtekbusinesssservices.com. We have created a place on our website for small business owners/operators to go to acquire one or more of the Newtek services directly. We also market through ads, seminars, magazine placements and internet key words and/or general promotion.

Indirect: Our alliance partners market one or more of our services to their customer base or member, and utilize NewTracker™ to submit referrals to Newtek from either their website or directly by their staff. Through our BizExec Program, we are recruiting individual professionals such as insurance agents, lawyers, and accountants who will utilize NewTracker™ either through the establishment of a new website or through a link to NewTracker™ from their own site.

Direct Outbound: We have implemented a project of combining all data assets into a seamless, enterprise-wide accessible master database in order to facilitate cross marketing, selling and servicing, real-time data mining, and business intelligence. We have established a dedicated team to use our master database for cross marketing, selling and servicing

Direct Alliance: Small business owners/operators go to the website of an alliance partner in order to acquire one or more of the Newtek services, driven by ads, keywords, seminars, conferences and/or general promotion. This is currently in place with Chartis, NCMIC Financial, Inc. and Navy Federal Credit Union.

We have contracted with affiliates in Brownsville, Texas to provide back-office support, including customer service, for our business segments.

The Newtek Referral System

Our proprietary NewTracker™ referral system allows us to process new business utilizing a web-based, centralized processing point. In-bound referrals from alliance partners, our website and other sources are transmitted to our businesses to provide the service or services our customers need. Our trained representatives use these web-based applications as a tool to acquire and process data through telephonic interviews, eliminating the need for face-to-face contact and the requirement that a customer complete multiple paper forms or data entry for multiple product lines. This approach is customer friendly, allows us to process applications very efficiently and allows us to store client information for further processing and cross-selling efforts while offering what we believe to be the highest level of customer service. It also assures our alliance partners full transaction transparency. This system permits our alliance partners to have a window to our back office processing 24 hours a day, 7 days a week, to see every communication and interaction between our sales and processing representatives and their referred customers while still preserving the privacy of customer or alliance partner sensitive data on the application. NewTracker™ enables the processing and tracking of services in a manner similar to the bar code system used by overnight delivery services. We believe that NewTracker™ is a key differentiating component of our business. It enables us to scale our business services rapidly to meet the demands of our customers. NewTracker™ enables our alliance partners to offer our services immediately, without having to invest in marketing materials, sales and marketing personnel, training, licensing or office space. Because their customers or members are driven by our technology to our processing centers, which can handle increased volume of transactions without having to add specialized staff or infrastructure, there is no need for additional investment by our customers.

Alliances

Each of the operating businesses benefit from the receipt of significant numbers of customer referrals from our alliance partners, pursuant to agreements negotiated and structured by our holding company management and staff. We are focused on using strategic business affiliations to identify likely small- to medium-sized business customers and others to be serviced by our operating businesses. We seek to ally Newtek with companies and organizations that wish to offer one or more of our principal business lines to their customers or members. We provide one-stop shopping for alliance partners that want to launch or expand their business services. For example, many credit unions are serving small business owners with consumer lending applications, but can use our alliance with Credit Union National Association, PSCU Financial Services or Fiserv Solutions, Inc. d/b/a IntegraSys to expand their offering of services. We are also able to private label any of our business services for any alliance partner.

These alliance partners are able to provide greater service to their customers and members and derive a steady flow of referral payments from us. On the other hand, our operating companies are receiving significant numbers of referrals for our services in the areas of small business loans, insurance and electronic payment processing and are thus acquiring customers at a low cost. NewTracker™, our proprietary, internally developed referral system technology, facilitates this transfer of information and also permits our customer service representatives, their supervisors and the referring alliance partners to observe the real-time processing of each referral, from intake to completion. For example, a alliance partner financial advisor who refers a brokerage customer for electronic payment processing, can track our processing of their client and know when decisions are made, what they are, when the referral fees are earned, as well as observe and oversee the operational performance of our customer service representatives. The process is analogous to the bar code system used by overnight delivery services to track the movement of a package, where critical processing points are input and the customer is able to access the company’s password-protected web site and monitor the movement of the package from pick up to delivery.

We have entered into agreements to provide one or more business services with, , the following entities (including but not limited to):

•	Chartis, Inc. (formerly AIG Small Business)

•	Merrill Lynch

•	Morgan Stanley Smith Barney

•	Credit Union National Association (CUNA)

•	Microsoft

•	Pershing

•	Navy Federal Credit Union

•	Members 1st Federal Credit Union

•	Ent Federal Credit Union

•	NCMIC Financial, Inc.

•	Bellco Credit Union

•	The Latino Coalition

•	Wright Patt Credit Union

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

We have several trademarks and service marks, all of which are of material importance to us. The following trademarks and service marks are the subject of trademark registrations issued by the United States Patent Trademark Office:

1.	AT NEWTEK, WE DO IT BETTER

2.	BIZEXEC

3.	CRYSTALTECH

4.	CRYSTALTECH WEB HOSTING

5.	CT & Design

6.	NEWTEK

7.	NEWTEK BIZEXEC

8.	NEWTEK BUSINESS SERVICES

9.	NEWTEK BUSINESS SOLUTIONS

10.	NEWTEK + NEWT LOGO

11.	NEWTEK REFERRAL SYSTEM

12.	NEWTEK TECHNOLOGY SERVICES

13.	NEWTEK WEB SERVICES

14.	NEWTRACKER

15.	WEBCONTROLCENTER

16.	NEWTEK BUSINESS CREDIT

17.	NEWTEK DATA STORAGE

The following trademarks and service marks are the subject of pending trademark applications filed with the United States Patent and Trademark Office:

1.	NEWT LOGO + NEWTEK

2.	NEWTEK BUSINESS SERVICES, INC. + NEWT LOGO

3.	NEWTEK WEB DESIGN AND DEVELOPMENT

4.	NEWTEK WEB HOSTING

5.	WE DO IT BETTER

6.	NEWTEK BUSINESS SOLUTIONS

7.	NEWTPAY

8.	NEWTPAY PRO

9.	THE SMALL BUSINESS AUTHORITY

Competition

We compete in a large number of markets for the sale of services to small- and medium-sized businesses. Each of our principal operating companies competes not only against suppliers in its particular state or region of the country but also against suppliers operating on a national or even a multi-national scale. None of the markets in which our companies compete are dominated by a small number of companies that could materially alter the terms of the competition.

Our Electronic payment processing segment competes with Heartland Payment Systems, First National Bank of Omaha and Paymentech, L.P. Our Web hosting segment competes with Host My Site®, Discount ASP, Maxum ASP, GoDaddy® , Yahoo!®, BlueHost®, iPowerWeb®, and Microsoft Live. Our Small business finance segment competes with regional and national banks and non-bank lenders. It appears that Intuit is attempting to bundle electronic payment processing, web hosting, lending and payroll services similar to ours that will compete in the same small- to midsize-business market.

In many cases, the competitors of our companies are not as able as we are to take advantage of changes in business practices due to technological developments and, for those with a larger size, are unable to offer the personalized service that many small business owners and operators seem to want.

While we compete with many different providers in our various businesses, we have been unable to identify any direct and comprehensive competitors that deliver the same broad suite of services focused on the needs of the small- and medium-sized business market with the same marketing strategy as we do. Some of our competitive advantages include:

•	Our proprietary NewTracker™ referral system allows us to process new business utilizing a web-based, centralized processing point and provides back end scalability.

•	Our focus on developing and marketing business services and financial products and services aimed at the small- and medium-sized business market.

•	Our scalability, which allows us to size our business services capabilities very quickly to meet customer and market needs.

•	Our ability to offer personalized service and competitive rates.

•	A strategy of multiple channel distribution which gives us maximum exposure in the marketplace.

•	High quality customer service 24x7x365 across all business lines, with a focus primarily on absolute customer service.

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

Government Regulation

Overview

Newtek’s electronic payment processing, lending, insurance, and Capco operations are subject to regulation by federal, state, and professional governing bodies. In addition, our financial institution customers, which include commercial banks and credit unions, operate in markets that are subject to rigorous regulatory oversight and supervision. The compliance of our products and services with these requirements depends on a variety of factors including the particular functionality, the interactive design and the charter or license of the financial institution. Our financial services customers must independently assess and determine what is required of them under these regulations and are responsible for ensuring that our systems and the design of their Web sites conform to their regulatory obligations. New laws or regulations are frequently adopted in these areas which require constant compliance and could increase our costs.

Certified Capital Companies

In return for the Capcos making investments in the targeted companies, the states provide tax credits, generally equal to funds invested in the Capco by the insurance companies that provide the funds to the Capcos. In order to maintain its status as a Capco and to avoid recapture or forfeiture of the tax credits, each Capco must meet a number of specific investment requirements, including a minimum investment schedule all of which have been met prior to required dates by all of our Capcos. As a result, we believe there is no basis for a loss of tax credits.

Each of the state Capco programs has a requirement that a Capco, in order to maintain its certified status, must meet certain investment requirements, both qualitative and quantitative. These include minimum investment amounts and time periods for investment of “certified capital” (the amount of the original funding of the Capco by the insurance companies) all of which have been met by our Capcos. The minimum requirements are calculated on a cumulative basis and allow the Capcos to receive a return of an investment and re-invest the funds for full additional credit towards the minimum requirements. Qualitative requirements include limitations on the initial size of the recipients of the Capco funds, including the number of their employees, the location within the respective state of the recipients and the recipients’ commitment to remain therein for a specified period of time, the types of business conducted by the recipients, and the terms of the investments in the recipients.

The states of Louisiana, Colorado, Texas and in the two most recent programs in New York (out of the five we have participated in) have had or recently added to their Capco programs limitations on the equity investment Capcos can make in qualified businesses. These programs or program changes seek to preclude a Capco from owning all or a majority of the voting equity of the invested business. While Newtek has made profitable majority-owned investments in the past, we have also made minority or passive investments in qualified businesses. Newtek’s Capcos are in full compliance with all investment limitations, and management foresees no significant difficulty in continuing to remain in compliance.

When each of Newtek’s Capcos has invested in qualified businesses an amount equal to 100% of its initial certified capital, it is able to decertify (terminate its status as a Capco) and no longer be subject to any state Capco regulation. Upon voluntary decertification, the programs in about half of the states require that a Capco share any distributions to its equity holders with the state sponsoring the Capco. For those states that require a share of distributions, the sharing percentages vary, but are generally from 10 to 30%, usually on distributions above a specified internal rate of return for the equity owners of the Capco. States not requiring distributions are Texas and New York (Programs 1, 2 and 3). At this time, Newtek does not believe that the sharing requirements will have a material impact on the company’s financial condition or operations.

During 2007, two of Newtek’s Capcos reached the 100% investment level and in January 2008 the first, Wilshire New York Advisers, LLC, was notified by the New York Insurance Department that it is no longer subject to regulation. The second Capco, Wilshire Partners, LLC will be dissolved at the end of 2010 when the legislation terminates. Additionally, in October of 2009, our Wisconsin based Capco met its statutory requirements and voluntarily decertified and was subsequently dissolved.

Employees

As of December 31, 2009, we and the companies in which we hold a controlling interest had a total of 282 employees, of which 275 were full-time employees. We believe our labor relations are good and none of our employees are covered by a collective bargaining agreement.

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

Revenues and Assets by Geographic Area

During the years ended December 31, 2009, 2008 and 2007, all of our revenue was derived from customers in the United States.

Available Information

We are subject to the informational requirements of the Securities Exchange Commission and in accordance with those requirements file reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy the reports, proxy statements and other information that we file with the Commission under the informational requirements of the Securities Exchange Act at the Commission’s Public Reference Room at 450 Fifth Street N.W., Washington, DC 20549. Please call 1-800-SEC-0339 for information about the Commission’s Public Reference Room. The Commission also maintains a web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission. The address of the Commission’s web site is http://www.sec.gov. Our principal offices are located at 1440 Broadway, 17th Floor, New York, NY, 10018 and our telephone number is (212) 356-9500. Our web site is http://www.newtekbusinessservices.com. We make available through our web site, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. Information contained on our web site is not a part of this report.

Item 1A	RISK FACTORS

If any of the following risks occur, our business, financial condition and results of operations could be materially and adversely affected. In that case, the value of our common shares could decline and stockholders may lose all or part of their investment. The risks set out below may not be the only risks we face.

RISKS RELATING TO OUR BUSINESS GENERALLY

Our success depends on our ability to compete effectively in the highly competitive and highly regulated industries in which we operate.

We face intense competition in providing web hosting services, processing electronic payments and originating SBA loans, as well as in the other industries in which we or our affiliated companies operate. Low barriers to entry often result in a steady stream of new competitors entering certain of these businesses. Current and potential competitors are or may be better established, substantially larger and have more capital and other resources than we do. If we expand into additional geographical markets, we will face competition from others in those markets as well. In addition, some of the industries in which we operate are highly regulated and we cannot assure you that we will continue to be in full compliance with applicable laws, rules and regulations. Failure to maintain full compliance or if new laws limit or eliminate some of the benefits of our business lines, our financial condition, results of operations and cash flows could be materially adversely affected.

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

Our businesses depend on our ability to attract and retain key personnel and any loss of ability to attract these personnel could adversely affect us.

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

Our business relies heavily on the expertise of our senior management, particularly Messrs. Barry Sloane and Seth A. Cohen, our CEO and CFO, respectively. Mr. Sloane and Mr. Cohen currently serve pursuant to employment agreements which expire on May 31, 2011. The loss of the services of these individuals could have a material adverse effect on our financial condition, results of operations and cash flows and it is likely that it will be difficult to find adequate replacements.

Our businesses depend upon the ability to utilize the Internet for the conduct of a significant portion of their business; disruption to that system could make it impossible for them to continue to conduct their current businesses.

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

Our success depends on our ability to use effectively our electronic referral and information processing systems.

We have developed an electronic referral and processing system for the applications necessary for the sales of each of our business lines other than web site hosting. This system is critical to our ability to process such business with a low cost advantage and to obtain referrals from our alliance partners. In particular, the ability to access the referral system and to track the progress of a referred customer is a major feature of the perceived attractiveness of our system. If this referral system should develop problems which we cannot address, it would have a material negative impact on our business strategy. In addition, our ability to provide business services increasingly depends on our capacity to store, retrieve, process and manage significant amounts of data. Interruption or loss of our information processing capabilities through loss of stored data, breakdown or malfunctioning of computer equipment and software systems, telecommunications failure or damage caused by acts of nature or other disruption, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

RISKS RELATING TO OUR ELECTRONIC PAYMENT PROCESSING BUSINESS

NMS relies on a bank sponsor, which has substantial discretion with respect to certain elements of our business practices, in order to process bankcard transactions. If the sponsorship is terminated, and we are not able to secure or transfer merchant portfolios to new bank sponsors, we will not be able to conduct our electronic payment processing business. We also rely on service providers who are critical to our business.

Because we are not a bank, we are unable to belong to and directly access the Visa® and MasterCard® bankcard associations. The Visa® and MasterCard® operating regulations require us to be sponsored by a bank in order to process bankcard transactions, which we are. If the sponsorship is terminated and we are unable to secure a bank sponsor, we will not be able to process bankcard transactions which would have a material adverse effect on our business. Furthermore, our agreement with our sponsoring bank gives the sponsoring bank substantial discretion in approving certain elements of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants, the processing fees that we charge, our customer service levels and our use of independent sales organizations. We cannot guarantee that our sponsoring bank’s actions under these agreements will not be detrimental to us. Other service providers, some of whom are our competitors, are necessary for the conduct of our business. The termination by our service providers of these arrangements with us or their failure to perform these services efficiently and effectively may adversely affect our relationships with the merchants whose accounts we serve, and may cause those merchants to terminate their processing agreements with us.

If NMS or its processors or bank sponsor fail to adhere to the standards of the Visa® and MasterCard® bankcard associations, our registrations with these associations could be terminated and we could be required to stop providing payment processing services for Visa® and MasterCard®.

Substantially all of the transactions NMS processes involve Visa® or MasterCard®. If we, our bank sponsor or our processors fail to comply with the applicable requirements of the Visa® and MasterCard® bankcard associations, Visa® or MasterCard® could suspend or terminate our registration. The termination of our registration or any changes in the Visa® or MasterCard® rules that would impair our registration could require us to stop providing payment processing services, which would have a material adverse effect on our business.

On occasion, NMS experience increases in interchange and sponsorship fees. If we cannot pass along these increases to our merchants, our profit margins will be reduced.

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

NMS has potential liability if our merchants refuse or cannot reimburse charge-backs resolved in favor of their customers.

If a billing dispute between a merchant and a cardholder is not ultimately resolved in favor of the merchant, the disputed transaction is “charged back” to the merchant’s bank and credited to the account of the cardholder. If we or our processing banks are unable to collect the charge-back from the merchant’s account, or if the merchant refuses or is financially unable due to bankruptcy or other reasons to reimburse the merchant’s bank for the charge-back, we bear the loss for the amount of the refund paid to the cardholder’s bank. Most of our merchants deliver products or services when purchased, so a contingent liability for charge-backs is unlikely to arise, and credits are issued on returned items. However, some of our merchants do not provide services until some time after a purchase, which increases the potential for contingent liability and the reserves we require of the merchants may not be sufficient to cover the liability or may not even be available to us in the event of a bankruptcy.

NMS has potential liability for customer or merchant fraud.

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

RISKS RELATING TO OUR OPERATION OF A WEBSITE HOSTING BUSINESS

NTS operates in a highly competitive industry in which technological change can be rapid.

The website hosting business and its related technology involve a broad range of rapidly changing technologies. Our equipment and the technologies on which it is based may not remain competitive over time, and others may develop superior technologies that render our products non-competitive without significant additional capital expenditures. Some of our competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than we do. In the event that such a competitor expends significant sales and marketing resources in one or several markets, we may not be able to compete successfully in such markets. We believe that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce our costs commensurate with such price reductions. There can be no assurances that we will remain competitive.

Our website hosting business depends on the efficient and uninterrupted operation of its computer and communications hardware systems and infrastructure.

Despite precautions taken by NTS against possible failure of its systems, interruptions could result from natural disasters, power loss, the inability to acquire fuel for our backup generators, telecommunications failure, terrorist attacks and similar events. NTS also leases telecommunications lines from local, regional and national carriers whose service may be interrupted. Our business, financial condition and results of operations could be harmed by any damage or failure that interrupts or delays our operations. There can be no assurance that our insurance will cover all of the losses or compensate NTS for the possible loss of clients occurring during any period that NTS is unable to provide service.

Our inability to maintain the integrity of our infrastructure and the privacy of confidential information would materially affect out business.

The NTS infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If our security measures are circumvented, it could jeopardize the security of confidential information stored on NTS’s systems, misappropriate proprietary information or cause interruptions in NTS’s operations. We may be required to make significant additional investments and efforts to protect against or remedy security breaches. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability. The security services that NTS offers in connection with customers’ networks cannot assure complete protection from computer viruses, break-ins and other disruptive problems. The occurrence of these problems may result in claims against NTS or us or liability on our part. These claims, regardless of their ultimate outcome, could result in costly litigation and could harm our business and reputation and impair NTS’s ability to attract and retain customers.

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

RISKS RELATING TO OUR SMALL BUSINESS FINANCE BUSINESSES

We depend on our Lines of Credit.

Our SBA lending business is dependent currently on a Line of Credit with General Electric Commercial Capital (“GECC”) to finance our lending activities, which line is in place until May 31, 2010. We have a draft agreement with an alternative lender, Capital One, N.A., but there can be no assurance that we will be able to conclude that transaction or that we will be able to negotiate an alternate arrangement. Failure to obtain financing would have a material adverse effect on our business, including but not limited to the liquidation of the loan portfolio to pay down the line. If funds from such sale were insufficient to completely pay down the line of credit, the holding company would be responsible for any short fall up to $15 million. In addition, our receivables financing company depends on a line of credit from Wells Fargo Bank, NA (Wells Fargo) which matures in February 2012. Loss of this line and our inability to replace it would materially impact the business.

We have specific risks associated with small business administration loans.

We have generally sold the guaranteed portion of SBA loans in the secondary market. Such sales have resulted in our earning premiums and creating a stream of servicing income. There can be no assurance that we will be able to continue originating these loans, or that a secondary market will exist for, or that we will continue to realize premiums upon the sale of the guaranteed portions of the SBA 7(a) loans. For a few months in late 2008 and early 2009 the secondary market for SBA 7(a) loans offered little loan premium and we suspended loan originations. In addition, we have experienced a decline in premiums received; there can be no assurance that premiums will remain at the current levels.

Since we sell the guaranteed portion of substantially our entire SBA 7(a) loan portfolio, we incur credit risk on the non-guaranteed portion of the SBA loans. We share pro rata with the SBA in any recoveries. In the event of default on an SBA loan, our pursuit of remedies against a borrower is subject to SBA approval, and where the SBA establishes that its loss is attributable to deficiencies in the manner in which the loan application has been prepared and submitted, the SBA may decline to honor its guarantee with respect to our SBA loans or it may seek the recovery of damages from us. If we should experience significant problems with our underwriting of SBA loans, such failure to honor a guarantee or the cost to correct the problems could have a material adverse effect on us. Although the SBA has never declined to honor its guarantees with respect to SBA loans made by us since our acquisition of the lender, no assurance can be given that the SBA would not attempt to do so in the future.

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

Our contracts with property and casualty insurance companies typically provide that the contracts can be terminated by the supplier without cause. Our inability to enter into satisfactory arrangements with these suppliers or the loss of these relationships for any reason would adversely affect the results of our new insurance business. Also, our inability to obtain these products at competitive prices could make it difficult for us to compete with larger and better capitalized providers of such insurance services.

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

The tax credits associated with the Capco programs and provided to our Capcos’ investors are to be utilized by the investors over a period of time, which is typically ten years. Much can change during such a period and it is possible that one or more states may revise or eliminate the tax credits. Any such revision or repeal could have a material adverse economic impact on our Capcos, either directly or as a result of the Capco’s insurer’s actions. Any such final state action which jeopardized the tax credits could result in the provider of our Capco insurance assuming partial of full control of the particular Capco in order to minimize its liability under the Capco insurance policies issued to our investors.

During 2002, a single legislator in Louisiana introduced such a proposed bill, on which no action was taken, and in Colorado in 2003 and 2004 bills to modify (not repeal) its Capco program were introduced; the 2003 Colorado legislation was defeated in a legislative committee. The 2004 Colorado legislation was adopted but implementing regulations made clear the application of the new rules only to investments made after passage. There can be no assurance that we will not be subject to further legislative or regulatory action which might adversely impact our Capco business, or that we will be able to successfully challenge any such action.

Because our Capcos are subject to requirements under state law, a failure of any of them to meet these requirements could subject the Capco and our shareholders to the loss of one or more Capcos.

We have met all applicable requirements of the Capco programs in which we participate. Nonetheless, because each Capco remains subject to state regulation until it has invested 100 percent of its funds and otherwise remained in full legal compliance, there can be no assurance that we will continue to be able to do so. A major regulatory violation, while not fatal to our Capco business, would materially increase the cost of operating the Capcos.

RISKS RELATING TO OUR COMMON SHARES

Our shares may be delisted.

On November 29, 2009, our shares were moved from trading on the Nasdaq Stock Market (“Nasdaq”) Global Market to the Nasdaq Stock Market Capital Market. The minimum bid price for shares on the Nasdaq Capital Market is $1.00. Our shares have generally traded below this amount since August 2008. In accordance with Marketplace Rule 4450(e)(2), the Company was given 180 calendar days, or until May 29, 2010, to regain compliance with the Rule. On February 22, 2010, Nasdaq notified the Company that due to the increase in the trading price of the common shares, we were in full compliance with all applicable Nasdaq Capital Market listing requirements, and no longer at risk of being delisted. As compliance with the minimum trading price for common shares is beyond our control, there can be no assurance that the price will remain above $1.00 indefinitely and, therefore, no assurance that the threat of delisting can be avoided. In the event that the common shares are delisted, there can be no assurance that an active public market for our shares can be sustained or that current trading levels can be sustained or not diminished.

The application of the “penny stock” rules to our common shares could limit the trading and liquidity of the common shares, adversely affect the market price of our Common Shares and increase your transaction costs to sell those shares.

As long as the trading price of our common shares is below $5.00 per share, open-market trading will be subject to the “penny stock” rules, which impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors and otherwise have the effect of limiting the trading activity of the common shares, reducing the liquidity of an investment in the common shares and increasing the transaction costs for their sales and purchases.

Two of our shareholders, one a current and one a former executive officer, beneficially own approximately 27% of our common shares, and are able to exercise significant influence over the outcome of most shareholder actions.

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

Below is a list of our leased offices and space as of December 31, 2009 which are material to the conduct of our business:

Location	Lease expiration	Purpose	Approx. sq. ft
1440 Broadway New York, New York 10018	October 2015	Lease of principal executive offices (Corporate activities and SBA lending)	23,000

1125 W. Pinnacle Peak Phoenix, AZ 85027	January 2012	Web hosting offices	15,000

8521 E. Princess Drive Phoenix, AZ 85255	June 2014	Web hosting data center	6,000

744 North 4th St. Milwaukee, WI 53203	March 2012	Electronic payment processing WI offices	14,300

1627 K Street Washington D.C. 20006	April 2013	Newtek Insurance Agency offices (All Other segment)	3,800

301 Mexico Street, Suite H3-A Brownsville, TX 78520	June 2017	Customer service and sales support offices (All Other segment)	5,000

60 Hempstead Avenue West Hempstead, NY 11552	May 2013	Newtek Business Credit offices (Lending segment) NY Capco offices	5,300

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

Period	High	Low
First Quarter: January 1, 2008 Through March 31, 2008	$1.50	$0.91
Second Quarter: April 1, 2008 Through June 30, 2008	$1.14	$0.99
Third Quarter: July 1, 2008 Through September 30, 2008	$0.98	$0.50
Fourth Quarter: October 1, 2008 Through December 31, 2008	$0.88	$0.20
First Quarter: January 1, 2009 Through March 31, 2009	$0.41	$0.20
Second Quarter: April 1, 2009 Through June 30, 2009	$0.62	$0.29
Third Quarter: July 1, 2009 Through September 30, 2009	$0.65	$0.34
Fourth Quarter: October 1, 2009 Through December 31, 2009	$0.98	$0.55

(b) Holders: As of February 26, 2010 there were approximately 216 holders of record of our common stock.

(c) Dividends: In November 2009 the Company declared a $0.02 dividend per share. Any future determination to pay cash and stock dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our board of directors considers appropriate. No dividends were declared or paid in 2008.

(d) Securities authorized for issuance under equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,695,354 shares	$2.10/share	2,260,140 shares

Equity compensation plans not approved by security holders	None	None	None

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

We also need to point out that our Capcos operate under a different set of rules in each of the seven jurisdictions and that these place varying requirements on the structure of our investments. In some cases, particularly in Louisiana, we don’t control the equity or management of a qualified business but that cannot always be presented orally or in written presentations.

Executive Overview

Our performance was strong despite weak economic conditions: we greatly improved our bottom line and propelled our operating cash flow from negative to positive. For the year ended December 31, 2009, we had a net loss of $(429,000) on revenues of $105,711,000. The net loss improved $10,034,000 over the loss of $(10,463,000) in 2008 including the $990,000 benefit from the release of a valuation allowance on a deferred tax asset which increased the benefit for income taxes and the attribution of net loss to non-controlling interests under the new accounting rules; loss before benefit for income taxes was $(4,002,000). Total revenues increased by $6,826,000, or 6.9%, from $98,885,000 for the year ended December 31, 2008 principally due to increased revenues in the Electronic payment processing and Web hosting segments, offset by decreases in revenues from our Small business finance and Capco segments. Total expenses decreased $1,333,000 to $110,613,000 for the year ended 2009 from $111,946,000 for 2008: a $3,515,000 reduction in salary and benefits, due to the Company’s cost cutting drives in 2008 and 2009, represented the largest share in cost improvements followed by decreases in depreciation and amortization of $1,745,000, other general and administrative costs of $981,000 and provision for loan loss of $697,000, offset by a $7,203,000 increase in electronic payment processing costs. The reduction in Company personnel over the last eighteen months appears to have had no effect on the Company’s ability to operate its businesses or improve revenues in the midst of a recession. The improvement in revenues coupled with the decrease in costs resulted in the Company reducing its net loss $10,034,000 from $(10,463,000) for the year ended 2008 to $(429,000) for the year ended 2009.

For the year ended December 31, 2009, the Company substantially reduced its loss before benefit for income taxes to $(4,002,000) from $(13,069,000) in 2008, a decrease of $9,067,000. This reflects improvements in income from operations for the Web hosting segment, a reduction in loss in the Capco segment from the adoption of fair value accounting and reduced management fees, a reduction in losses in the All other and Small business finance segments primarily from reduced expenses, offset by a greater loss in Corporate activities as compared to the same period for 2008. For Corporate, a $1,999,000 reduction in expenses, primarily from Salaries and benefits, could not offset a $2,613,000 decrease in management fees from the Capcos (management fee income is eliminated in consolidated revenues and expenses). The Electronic payment processing segment (“EPP”) continued to suffer from decreased gross margins (EPP revenue less EPP cost); increased processing expenses offset improved sales. The decreased gross margin, from competitive re-pricing of merchant accounts and the Company’s reliance on independent sales agents in 2009, primarily occurred during the slowing of the economy in the second half of 2008 and continued to negatively impact profitability for the segment in 2009. The improved income in the Web hosting segment resulted from increased sales and benefited from the intangible assets becoming fully amortized in the second quarter of 2009, resulting in a decrease of amortization expense of six months as compared to a full year in 2008.

Improving conditions for the secondary market for guaranteed loan sales and changes to the SBA 7(a) loan program in the second quarter permitted us to begin lending again. Premium generated from the sales of loans originated in the fourth quarter as well as cost reductions permitted us to substantially reduce the segment’s loss for 2009 versus 2008. In addition, on October 20, 2009 the Company entered into contracts with the Federal Deposit Insurance Corporation to provide consulting services in connection with failures of banks holding SBA guaranteed loans and to provide servicing of those loans. As of December 31, 2009, we had approximately $12,521,000 outstanding under the $15,000,000 GE line of credit of which the Company guarantees up to $15,000,000 of the advances. On July 22, 2009 we entered into a Fifth Amendment and Consent (the “Fifth Amendment”) to the Credit Agreement dated as of August 31, 2005 between NSBF and General Electric Capital Corporation (GECC) which made certain changes in the terms of the warehouse lending facility provided to NSBF. The Fifth Amendment reduced the aggregate total of the credit facility to $15 million, adjusted the interest rate and other terms and extended the maturity date from August 31, 2009 to May 31, 2010 based upon progress shown by NSBF in obtaining a commitment for a replacement lender. Upon the Fifth Amendment becoming effective the Company partially paid down the line by $1,200,000, in addition to normal collections on the line. There can be no assurance that we will be able to replace our credit line with GE or negotiate an alternate arrangement. Failure to obtain replacement financing will have a material adverse effect on our business.

Improvement in operations provided the Company with positive operating cash flow of $3,128,000 for the year ended December 31, 2009. Cash and cash equivalents decreased to $12,581,000 on December 31, 2009 from $16,852,000 on December 31, 2008, reflecting the use of operating cash to pay down the GE warehouse lending facility and the $6,103,000 increase in brokers receivable from guaranteed portions traded but not settled at year end (the Company received the funds subsequently). In total, Newtek reduced its bank notes payable $9,700,000 from year end 2008. Overall, throughout 2009 the Company has enjoyed both the full year benefit from the expense reductions made in 2008 in the Small business finance, All other and Corporate segments as well as the continuing cost cutting efforts in 2009.

As of January 1, 2008, we adopted the fair value option for financial assets and financial liabilities to better value our Capco notes. By revaluing our assets and liabilities associated with the notes issued by our Capcos, we have endeavored to eliminate much of the non-cash effect the Capcos have on our operations that make unclear the performance of our operations. The adoption has resulted in a one-time, non-cash after-tax reduction in retained earnings of $14,327,000 and a one-time reduction of $9,551,000 in the deferred tax liability. This will reduce the future burden of non-cash Capco losses by better balancing the non-cash income from tax credits against the non-cash Capco interest expense. For 2008, the change has resulted in an $8,720,000 reduction of the Capco non-cash loss (income from tax credits less Capco interest expense and the amortization of prepaid Capco note insurance expense) from that for 2007. Because we chose to adopt a new rule, we have not restated previous financial results.

Finally, during the course of 2009 the insurer of our Capcos made its last scheduled cash payments to the Capcos’ investors, thereby extinguishing the debt of Wilshire Partners, LLC (except for a small amount of tax credits to be delivered), Wilshire Investors, LLC, and Wilshire Louisiana Advisers, LLC. While we never viewed the nonpayment by the Capco insurer as a material risk to the Company, the fact that the payment has been made eliminates this nonmaterial contingent liability. This had no effect on our consolidated balance sheet. In addition, the Company dissolved Wilshire Investors, LLC, upon its meeting programmatic requirements and achieving voluntary decertification; as a result NMS became a directly owned subsidiary of the Company. The Company expects to dissolve Wilshire Partners which has also achieved its programmatic goals at the time Florida capco law sunsets in 2010.

Business Segment Results:

The results of the Company’s reportable business segments are discussed below.

Electronic Payment Processing

				% Change
(In thousands):	2009	2008	2007	2009	2008
Revenue:
Electronic payment processing	$69,651	$63,277	$54,775	10%	16%
Interest income	37	79	194	(53)%	(59)%

Total revenue	69,688	63,356	54,969	10%	15%

Expenses:
Electronic payment processing costs	58,299	51,105	45,098	14%	13%
Salaries and benefits	4,094	3,968	3,897	3%	2%
Professional fees	267	328	371	(19)%	(12)%
Depreciation and amortization	1,754	2,729	1,961	(36)%	39%
Other general and administrative costs	921	888	1,010	4%	(12)%

Total expenses	65,335	59,018	52,337	11%	13%

Income before income taxes	$4,353	$4,338	$2,632	0%	65%

2009

Electronic payment processing revenue increased $6,374,000 or 10% between years principally due to the overall impact of growth in organic revenue of approximately 11% while revenues from acquired portfolios decreased overall revenue growth by 1% between periods due to merchant attrition and other factors. The growth in organic revenue was partially due to the impact of an increase in the average number of merchants under contract between years of 10%. The average monthly processing volume per merchant increased less than 1% between years.

Electronic payment processing costs increased $7,194,000 or 14% between years. Electronic payment processing costs resulting from acquired portfolios had the overall effect of decreasing such costs by approximately 2% between periods due to merchant attrition and other factors. Organic electronic payment processing costs had the effect of increasing total electronic payment processing cost by 16% between years. Processing revenues less electronic payment processing cost (“margin”) declined approximately 3.0% from 19.3% in 2008 to 16.3% in 2009. In 2008, electronic payment processing costs were reduced by $250,000 due to a reduction of a reserve recorded in 2007 for a charge-back loss relating to one merchant. The $250,000 reduction in charge-back cost between years reduced the margin by .4% between years. A lower contribution to margin from acquired portfolios contributed an additional .3% to the decline in margin. The remaining decline in margin of 2.3% is attributable to lower fee levels charged to a number of new and existing merchants because of competitive pricing pressures and to increased contractual residual rates paid to some third-party sales referral sources coupled with the impact on margin of the mix of new merchants sold by such third-parties.

Excluding electronic payment processing costs, other costs decreased $878,000 between years including $488,000 resulting from an impairment loss in 2008. Other costs excluding the effect of the impairment provision in 2008 decreased $390,000 or 5% between years. Depreciation and amortization cost (excluding the impairment provision in 2008) further decreased $487,000 between years. The $487,000 decrease in depreciation and amortization cost is principally due to a previously acquired portfolio intangible asset becoming fully amortized during 2009. Remaining costs increased $97,000 between years as the result of an increase in the use and cost of services related to information technology and an increase in advertising costs between years. Increases in personnel related costs due to growth in sales and customer positions were substantially offset by reduced use of outside professional services and reductions in other operating costs.

Income before income taxes increased $15,000 to $4,353,000 in 2009 from $4,338,000 in 2008. The decrease in the dollar margin of operating revenues less EPP processing costs was only slightly more than offset by cost reductions between years in other expenses, principally amortization costs.

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

Electronic payment processing costs increased $6,007,000 or 13% between years with 2% of the increase resulting from acquired portfolios. Organic electronic payment processing costs increased 11% between years. In 2007, a reserve for a charge-back loss related to one merchant in the amount of $1,800,000 was recorded as part of electronic payment processing costs. In 2008, $250,000 of such reserve was determined to no longer be required and was included as a reduction of electronic processing costs. If for comparison purposes the aforementioned provisions related to the charge-back loss were eliminated from electronic payment processing costs in both years, electronic payment processing costs increased 19% between years. The margin of revenues less electronic payment processing costs, excluding the effects of the charge-back loss provisions in both years, declined approximately 2% from 21% in 2007 to 19% in 2008. The decline in such margin is attributable to both lower fee levels charged to a number of new and existing merchants because of competitive pricing pressures and to increased residual percentages paid to some third-party sales referral sources.

Overall expenses including electronic payment processing costs increased $6,681,000 or 13% between years. Excluding depreciation and amortization and electronic payment processing costs, all other costs decreased 2% between years as the result of cost savings realized through a consolidation of sales offices during the periods and other cost reduction efforts. Depreciation and amortization expenses increased $768,000 between years. The increase in depreciation and amortization expense is partially due to an impairment charge of $488,000 to reduce customer merchant intangibles related to a previously acquired portfolio of merchants to fair value and the acquisition of merchant portfolios between years.

Income before income taxes increased 65% or $1,706,000 to $4,338,000 for the year ended 2008 from $2,632,000 for the year ended 2007. The improvement in earnings is the result of growth in electronic payment processing revenue and the non-recurrence of the reserve for the charge-back loss related to one merchant that occurred in 2007. The improvement in earnings also resulted from the Company’s ability to reduce non-electronic payment processing costs between years.

Web Hosting

				% Change
(In thousands):	2009	2008	2007	2009	2008
Revenue:
Web hosting	$18,846	$18,064	$16,089	4%	12%
Interest income	12	24	29	(50)%	(17)%
Other income	—	—	119	—	(100)%

Total revenue	18,858	18,088	16,237	4%	11%

Expenses:
Salaries and benefits	5,042	4,694	4,154	7%	13%
Interest	123	83	337	48%	(75)%
Professional fees	280	103	102	172%	1%
Depreciation and amortization	2,575	3,230	3,032	(20)%	7%
Other general and administrative costs	6,913	6,643	5,852	4%	14%

Total expenses	14,933	14,753	13,477	1%	9%

Income before income taxes	$3,925	$3,335	$2,760	18%	21%

2009

The segment derives revenue primarily from monthly recurring fees from hosting websites, including monthly plans for shared hosting, dedicated servers and virtual instances. Web hosting revenue between periods increased $782,000, or 4%, to $18,846,000 for 2009 over 2008 due to improved revenue per plan and organic growth of hosted virtual instances, which was a new service offering successfully launched in the third quarter of 2008. NTS sales promotions and service and plan enhancements failed to drive growth in plans but did help to improve revenue.

The increase in revenue reflects an increase in average revenue per plan of 9% to $289.12 from $265.54 offset by a decrease in the average number of total plans by 2,844 for 2009 as compared to 2008, or 4%, to 65,184 from 68,028. Improvement in revenue per plan primarily reflects the greater growth in virtual instances, customers gravitating towards higher-end services combined with additional options, and is also a result of a price change to our lowest priced plan in the third quarter of 2008. The average number of dedicated server plans, which generate a higher monthly fee versus shared hosting plans, decreased by 86 between periods, or 4%, to an average of 2,172 per month from an average of 2,258 per month for 2008. The average number of shared hosting plans decreased 2,890, or 4%, to an average of 62,865 per month for 2009, from an average of 65,755 per month for 2008. The trend in decreasing total shared and dedicated plan counts began in the fourth quarter of 2008. This change in trend reflects the continuing economic conditions, which started impacting the web hosting segment in the fourth quarter of 2008, along with increased competition, a deliberate price increase by the hosting division to improve profitability of the lowest priced plans, and the move of high-end shared users and low-end dedicated users to the virtual instance plan.

Total segment expenses increased by 1%, or $180,000, as compared to the 4%, or $782,000, growth in revenues for 2009. The majority of the 1% or $180,000 increase in expenses between periods reflects an increase in other general and administrative costs of $270,000, an increase in salaries and benefits of $348,000, an increase in interest expense of $40,000, and an increase in professional fees of $177,000 offset by a decrease in depreciation and amortization expense of $655,000. The increase in other general and administrative costs was primarily due to a $77,000 increase in SSL certificates and domain costs, a $129,000 increase in rent and utilities, a $35,000 increase in marketing, a $25,000 increase in processing costs, a $45,000 increase in office and other costs and a $116,000 increase in bad debt expense, mainly attributable to the poor economic environment. The increases were offset in part by an $81,000 decrease in internet and communications, a result of renegotiations of internet and telephone contracts, and an approximate decrease of $76,000 in licenses and permits. Salaries and benefits increased $348,000, at a higher rate than revenue growth mainly due to the increase in benefit costs. The $655,000 decrease in depreciation and amortization was primarily due to the intangible assets (the customer account and noncompete covenant from the time of acquisition) being fully amortized at June 30, 2009 and the slowing of capital expenditures as a result of consolidation efforts in the shared segment to allow for more efficient use of the already existing equipment within the datacenter and the decrease in the number of dedicated sites. The increase of $177,000 in professional fees was due to higher legal and audit fees in 2009.

Income before income taxes increased 18% or $590,000 to $3,925,000 for 2009 from $3,335,000 for 2008. The improvement in profitability primarily resulted from increased web site plan revenue; effectively, imbedded rent, utility and software licensing fees contributed more revenue. The slowing of capital expenditures and the intangible assets becoming fully amortized in the first half of the year contributed to the improvement in income as well in 2009. Due to management’s focus on cost efficiency, continued growth in revenue should result in improved future profits and margins.

2008

The segment derives revenue primarily from monthly recurring fees from hosting websites, including monthly plans for shared hosting, dedicated servers and virtual instances. Web hosting revenue between periods increased $1,975,000, or 12%, to $18,064,000 for 2008 over 2007 due to organic growth of hosted plans. NTS utilized sales promotions and service and plan enhancements to help drive growth in plan counts and revenue. A change in pricing for the lowest priced shared hosting plan increased revenue and profitability with little customer attrition. In addition, in 2008 NTS successfully launched a Microsoft Hyper-V virtual instance plan, a new service offering that permits the creation of virtual private servers.

The increase in revenue reflects an increase in the average number of total plans by 5,038 in 2008 as compared to 2007, or 8%, to 68,028 from 62,990 as well as an increase in average revenue per plan of 4% to $265.54 from $255.42. Improvement in revenue per site primarily reflects the greater growth in dedicated server plans in 2008 over 2007: the average number of dedicated server plans, which generate a higher monthly fee versus shared hosting plans, increased by 270 between periods, or 14%, to an average of 2,258 per month from an average of 1,988 per month for the year ended 2007 while the average number of shared hosting plans increased 4,753, or 8%, to an average of 65,755 per month for the year ended 2008, from an average of 61,002 per month for the year ended 2007. This increase in plans occurred during the first three quarters of the year; total shared and dedicated plan counts decreased in the fourth quarter of 2008. This change in trend reflects economic conditions in the fourth quarter of 2008, increased competition, a deliberate price increase by the hosting division to improve profitability of the lowest priced plans, and the move of high-end shared users and low-end dedicated users to the new Hyper-V virtual instance plan.

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

Income before income taxes increased 21% or $575,000 to $3,335,000 for the year ended 2008 from $2,760,000 for the year ended 2007. The improvement in profitability primarily resulted from increased web site plan sales utilizing more of the new datacenter; imbedded rent, utility and software licensing fees effectively contributed more revenue. Maintenance of current staffing levels in the third and fourth quarter of 2008 and the reduction in interest expense contributed to the improvement in income as well. As more of the new data center’s capacity continues to be utilized, profits and margins should continue to improve.

Small Business Finance

				% Change
(In thousands):	2009	2008	2007	2009	2008
Revenue:
Premium on loan sales	$1,652	$474	$2,914	249%	(84)%
Servicing fee	1,625	1,771	1,949	(8)%	(9)%
Interest income	1,503	2,644	3,541	(43)%	(25)%
Management fees	585	585	585	—%	—%
Other income	1,943	1,879	2,868	3%	(34)%

Total revenue	7,308	7,353	11,857	(1)%	(38)%

Expenses:
Salaries and benefits	2,920	4,296	4,519	(32)%	(5)%
Interest	1,485	2,107	2,514	(30)%	(16)%
Management fees	460	460	460	—%	—%
Professional fees	364	380	192	(4)%	98%
Depreciation and amortization	931	1,123	1,126	(17)%	—%
SFAS 142 goodwill impairment	—	774	—	(100)%	—%
Provision for loan loss	1,833	2,530	840	(28)%	201%
Other general and administrative costs	1,610	1,831	2,682	(12)%	(32)%

Total expenses	9,603	13,501	12,333	(29)%	(9)%

Loss before income taxes	$(2,295)	$(6,148)	$(476)	(63)%	1,192%

2009

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

NSBF substantively resumed originating new loans in the fourth quarter of 2009 due to improved market conditions for sale of guaranteed portions and the increase of the guaranty percentage to 90% resulting from provisions under the American Recovery and Reinvestment Act. Loan originations had primarily ceased in the fourth quarter of 2008, although loan fundings and sales continued through the first quarter of 2009, and the Company proceeded to originate one new loan in the second quarter of 2009 and one additional loan in the third quarter of 2009. During the fourth quarter of 2009, the Company originated 14 loans. The Company sold 33 guaranteed portions in the year ended December 31, 2009 representing unsold 2008 production and 2009 originations. 2009 sales aggregated $19,941,000 and produced $1,652,000 of revenue compared to 57 guaranteed portions sold aggregating $14,163,000 that produced $474,000 of revenue for the prior year. Premium income for 2009 benefited in part from a change in the method of valuing servicing assets created at the time of sale for those guaranteed portions sold at par : to more appropriately value the servicing asset, management utilized a discounted cash flow model, which uses valuation techniques to convert future amounts to a single present amount and is based on the value indicated by current market expectations about those future amounts. The premium earned on those portions sold at par through March 31, 2009 in the amount of $446,000, reflected the valuation of the newly created servicing assets, not cash earned at the time of the sales. As indicated above, as a result of the secondary market returning to somewhat normalized levels beginning late in the second quarter 2009, the Company began to originate and sell loans at a premium again. Loans sold during this period aggregated $12,658,000 and had an average premium of 108.78%. Premiums on guaranteed loan sales during 2008 averaged 106.7%.

Servicing fee income related to SBA loans decreased by $146,000 due to a decrease in the NSBF loan servicing portfolio and an increase in non-performing loans, as well as a reduction in the fee income associated with a discontinued SBA portfolio servicing contract for a savings bank in New York which totaled $136,000 for the year ended December 31, 2009 compared to $165,000 for the year ended December 31, 2008. The average NSBF servicing portfolio for 2009 was $125,291,000 compared with $127,323,000 for the year ended December 31, 2008 while the average nonperforming servicing portfolio increased from $19,318,000 for the year ended December 31, 2008 to $31,708,000 for the year ended December 31, 2009. Within its own portfolio NSBF only earns servicing income on the performing loans. In October 2009 Newtek signed an agreement with the Federal Deposit Insurance Corporation (“FDIC”) to provide servicing for the FDIC’s SBA loan portfolio taken from failed banks. Although the benefits of the contract cannot be estimated at this time, the amount of servicing fee income associated with the contract could be material to the performance of the segment in 2010. In addition, Newtek signed a separate agreement with the FDIC to provide consulting services regarding SBA loans at banks the FDIC is closing which could also provide material segment revenue in 2010.

Interest income decreased by $1,141,000 due primarily to a decrease in the average interest rate being charged to borrowers from 8.18% to 6.34% due to a reduction in the prime rate, a decrease in the average outstanding portfolio from $34,998,000 for the year ended December 31, 2008 to $29,980,000 for the year ended December 31, 2009, and an increase in the nonperforming portfolio from an average of 16.8% of the NSBF portfolio to 26.0% for the years ended December 31, 2008 and 2009, respectively. The expansion of non-performing loans as a percent of the overall portfolio reflects both the effects of the economy on NSBF’s borrowers as well as the lack of new loan origination in 2009 to maintain the size of the portfolio. As NSBF continues to originate and fund new loans in increasing volume, then its performing portfolio will continue to expand offsetting loans which normally pay down principal and default, increasing its opportunity to earn interest and servicing income; however, the current 90% guaranty effectively leaves less non-guaranteed portions on the books of NSBF after the sale of the guaranteed portions which will slow NSBF’s ability to grow its portfolio.

Other income increased by $64,000 due primarily to a reduction in a contingent liability booked in connection with the acquisition of CCC in 2002 and by income earned on the FDIC consulting contract in the amount of $17,000 in 2009 as compared to no revenue earned in 2008 as well as an increase in revenue earned by Newtek Business Credit. For the year ended December 31, 2009, NBC had revenue of $1,432,000 and purchased $20,572,000 of receivables from an average customer base of 119 compared to revenue of $1,406,000 on $18,432,000 of receivables purchased with an average customer base of 122 for the year ended December 31, 2008. This increase was offset by a decrease in other revenue earned by NSBF in the amount of $103,000 attributable to a decrease in the number of loans prepaying, late payments and loan origination fee income. In addition, Small Business Lending, the holding company for NSBF recognized $60,000 in referral fee income in 2008 as compared to $9,000 of corresponding revenue earned in 2009.

Salaries and benefits decreased by $1,376,000 as a result of staffing cutbacks in sales and origination staff in connection with the lending operation that began in the fourth quarter of 2008 and were completed during the quarter ended March 31, 2009. Year over year savings totaled $1,468,000. NSBF believes it currently has adequate staff to service its portfolio and originate loans with the capability to quickly hire staff or obtain the services of independent contractors as needed for its own operations as well as to meet the needs of the FDIC contracts. This savings was offset by an increase in headcount and salaries at NBC of $92,000 related to sales efforts for the same period. Combined average annual headcount decreased by 35% from 49 for 2008 to 32 for 2009.

After deducting the amortization of deferred financing costs associated with the lines of credit held by NSBF and NBC of $631,000 for the year ended December 31, 2008 and $344,000 for the year ended December 31, 2009, interest expense decreased from $1,476,000 to $1,141,000 for the same periods, respectively. This decrease was attributable to a decrease in the prime lending rate on which the financing costs are based from a weighted average of 5.02% to a rate of 3.25% period over period. This decrease in the Prime rate was offset by an increase in the spread over prime being charged by both GE and Wells. In 2008, the average spread over the weighted average Prime for the GE facility was 0.39% whereas in 2009, the average spread was 2.84%. For the Wells Fargo line, the average spread over the weighted average Prime for the years ended 2008 and 2009 was 2.57% and 4.25%, respectively. These increases in spread were offset by a decrease in the average amount outstanding under the GE credit facility. The average amount outstanding for the year ended December 31, 2008 was $21,863,000 as compared with $14,798,000 during the same period in 2009. Interest on the Wells Fargo facility was charged on a minimum of $2,000,000 in both years.

Professional fees decreased by $16,000 due primarily to reductions in accounting fees and recruitment expenses of $196,000 at NSBF. This decrease was partially offset by an increase in legal expenses year over year attributable to reductions in contingent liabilities as a result of favorable legal settlements in 2008 at NSBF and NBC.

Consideration in arriving at the provision for loan loss includes past and current loss experience, current portfolio composition, future estimated cash flows, and the evaluation of real estate and other collateral as well as current economic conditions. The provision for loan loss decreased year over year by $697,000. The reserve for loan losses as compared to gross portfolio balance increased from $3,420,000 or 9.08% at December 31, 2008 to $3,985,000 or 13.87% at December 31, 2009. At December 31, 2009 and 2008, total impaired non-accrual loans amounted to $8,234,000 and $5,605,000, respectively, with $3,043,000 or 37.0% and $2,051,000 or 36.6% of the allowance for loan losses being allocated against such impaired non-accrual loans, respectively. The year over year increase in the reserve balance on an absolute and as a percentage of impaired non-accrual loans reflects the effects the recession has had on NSBF’s borrowers’ business performance and the reduction in the value of the borrowers’ assets underlying the impaired, nonaccrual loans as well as lengthening the time to liquidate such loans.

Other general and administrative costs decreased by $221,000 due primarily to an overall reduction in office and overhead related expenses due to a reduction in headcount at NSBF and a reduction in bad debt expense at NBC. The Company also experienced a reduction in loan processing fees due to the suspension of loan originations for the majority of 2009

Although segment revenues fell $45,000 or less than 1% period over period, the Company’s cost cutting efforts successfully reduced segment expenses by $3,898,000 or 29%, reducing the loss before income taxes by $3,853,000 or 63% to $(2,295,000) for the year ended December 31, 2009 from a loss of $(6,148,000) for the year ended December 31, 2008. This improvement came despite NSBF’s effectively ceasing its primary operation, loan originations, for the first three quarters of 2009.

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

Capcos

				% Change
(In thousands):	2009	2008	2007	2009	2008
Revenue:
Income from tax credits	$7,837	$7,988	$5,314	(2)%	50%
Interest income	100	404	967	(75)%	(58)%
Other income	46	151	196	(70)%	(23)%

Total revenue	7,983	8,543	6,477	(7)%	32%

Expenses:
Salaries and benefits	13	—	29	—	(100)%
Interest expense	8,737	8,646	11,836	1%	(27)%
Management fees	3,289	5,902	4,061	(44)%	45%
Professional fees	511	642	665	(20)%	(3)%
Insurance	—	15	2,959	(100)%	(99)%
Other general and administrative costs	10	611	496	(98)%	23%

Total expenses	12,560	15,816	20,046	(21)%	(21)%

Loss before fair market value adjustment and income taxes	(4,577)	(7,273)	(13,569)	(37)%	(46)%
Net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash	900	(8)	—	11,350%	—%

Loss before income taxes	$(3,677)	$(7,281)	$(13,569)	(49)%	(46)%

As described in Note 3 to the consolidated financial statements, effective January 1, 2008, the Company adopted fair value accounting for its financial assets and financial liabilities concurrent with its election of the fair value option for substantially all credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance. These are the financial assets and liabilities associated with the Company’s Capco notes that are reported within the Company’s Capco segment. The table above reflects the effects of the adoption of fair value measurement on the income and expense items (income from tax credits, interest expense and insurance expense) related to the revalued financial assets and liability for the years ended 2009 and 2008. In addition, the net change to the revalued financial assets and liability for the years ended 2009 and 2008 is reported in the line “Net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash”. The results for 2007 reflect the previous use of cost basis accounting for these assets and liabilities.

2009

Revenue is derived primarily from non-cash income from tax credits. The decrease in income from tax credits revenue for 2009 versus 2008 reflects the effect of the lower interest rate used under fair value accounting. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero.

Other general and administrative costs decreased by $601,000 or 98% primarily due to the returned premium on three Capco insurance policies, which expired in 2009, in the amount of $471,000 which was credited to Other general and administrative costs.

Expenses consist primarily of management fees and non-cash interest expense. Management fees decreased 44%, or $2,613,000, to $3,289,000 for 2009 from $5,902,000 during 2008. The decrease was primarily due to a decline in management fees during 2009 from five Capcos totaling $634,000 and the recovery of management fees from one Capco totaling approximately $1,982,000 during 2008 which did not reoccur in 2009. Management fees, which are eliminated on consolidation, are expected to continue to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees then such fees are not accrued.

The Company does not anticipate creating any new Capcos in the foreseeable future and we anticipate that the Capco segment will incur losses going forward through 2010. The Capcos will continue to earn cash investment income on their cash balances and incur cash management fees and operating expenses. The amount of cash available for investment and to pay management fees will be primarily dependent upon future returns generated from investments in qualified businesses. Income from tax credits will consist solely of accretion of the discounted value of the declining dollar amount of tax credits the Capcos will receive in the future; the Capcos will continue to incur non-cash interest expense.

2008

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

For the year ended 2008, the adoption of fair value accounting for Capco assets and liabilities resulted in a $8,720,000 reduction of the net non-cash loss (calculated by subtracting interest expense and amortization of prepaid insurance, from net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash and income from tax credits) to $681,000 from that of $9,401,000 for the year ended 2007, which was calculated on a cost basis.

The Company does not anticipate creating any new Capcos in the foreseeable future and the Capco segment will continue to incur losses going forward. The Capcos will continue to earn cash investment income on their cash balances and incur cash management fees and operating expenses. The amount of cash available for investment and to pay management fees will be primarily dependent upon future returns generated from investments in qualified businesses. Income from tax credits will consist solely of accretion of the discounted value of the declining dollar amount of tax credits the Capcos will receive in the future; the Capcos will continue to incur non-cash interest expense.

All Other

				% Change
(In thousands):	2009	2008	2007	2009	2008
Revenue:
Interest income	$50	$159	$657	(69)%	(76)%
Insurance commissions	811	1,034	899	(22)%	15%
Other income	1,552	882	2,207	76%	(60)%

Total revenue	2,413	2,075	3,763	16%	(45)%

Expenses:
Salaries and benefits	1,624	2,571	2,315	(37)%	11%
Professional fees	154	323	555	(52)%	(42)%
Depreciation and amortization	130	95	180	37%	(47)%
Other general and administrative costs	873	1,081	970	(19)%	11%

Total expenses	2,781	4,070	4,020	(32)%	1%

Loss before income taxes	$(368)	$(1,995)	$(257)	(82)%	676%

The All Other segment includes revenues and expenses primarily from qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments and Newtek Insurance Agency, LLC. As described above, certain entities previously consolidated with the All Other segment were transferred to the Small business finance segment. The table above reflects those changes for the years ended December 31, 2009, 2008, and 2007.

2009

Revenue increased $338,000, or 16%, for 2009 as compared to 2008. The revenue increase consists of a $670,000 increase in other income primarily due to a $1,000,000 recovery in the second quarter of 2009 related to a qualified investment previously written off, offset by a $223,000 decrease in insurance commissions and a $109,000 decrease in interest income. The decrease in insurance commissions for the year ended 2009 as compared to 2008 was due primarily to staff reduction and reorganization negatively impacting new insurance sales as well as current economic conditions reducing both the demand for new policies as well as coverage levels for existing customers. Interest income decreased as a result of a decrease in cash and cash equivalents during 2009 as compared to 2008.

Salaries and benefits decreased by $947,000, or 37% to $1,624,000 for 2009, as compared to $2,571,000 for 2008, as a result of staff reductions in the insurance agency and other entities. The decrease in professional fees of $169,000, or 52% to $154,000 for 2009 as compared to $323,000 for 2008 was mainly due to a non-reoccurrence of consulting expenses incurred in 2008 relating to a customer data information and communication system offset by a one-time reversal of broker commissions in the second quarter of 2008 in addition to a reduction in commission expense on two insurance portfolios during 2009.

Loss before income taxes decreased by $1,627,000 during 2009 as compared to 2008, primarily due to the increase in revenues of $338,000 and the decrease in total expenses of $1,289,000.

2008

Revenue decreased $1,688,000, or 45% to $2,075,000 for the year ended 2008, from $3,763,000 in the prior year. The decrease consists primarily of a $1,325,000 reduction in other income which was due to greater gains on the sale/recoveries of investments in qualified businesses totaling $252,000 for year ended 2008 versus $1,469,000 in 2007. Interest income decreased by $498,000 as a result of a decrease in cash and cash equivalents as well as declining interest rates during the year ended 2008 as compared to the prior year.

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

Loss before income taxes increased by $1,738,000 in 2008 as compared with 2007 primarily due to the decrease in total revenue of $1,688,000 and the increase in total expenses of $50,000 from 2007 to 2008.

Corporate activities

				% Change
(In thousands):	2009	2008	2007	2009	2008
Revenue:
Management fees	$3,164	$5,777	$3,936	(45)%	47%
Interest income	32	44	109	(27)%	(60)%
Other income	14	10	7	40%	43%

Total revenue	3,210	5,831	4,052	(45)%	44%

Expenses:
Salaries and benefits	4,683	6,362	7,378	(26)%	(14)%
Interest	—	49	116	(100)%	(58)%
Professional fees	1,495	1,633	1,885	(8)%	(13)%
Depreciation and amortization	437	371	260	18%	43%
Other general and administrative costs	2,535	2,734	3,022	(7)%	(10)%

Total expenses	9,150	11,149	12,661	(18)%	(12)%

Loss before income taxes	$(5,940)	$(5,318)	$(8,609)	12%	(38)%

The Corporate activities segment implements business strategy, directs marketing, provides technology oversight and guidance, coordinates and integrates activities of the other segments, contracts with alliance partners, acquirers customer opportunities and owns our proprietary NewTracker™ referral system and all other intellectual property rights. This segment includes revenue and expenses not allocated to other segments, including interest income, Capco management fee income and corporate operations expenses.

2009

Revenue is derived primarily from management fees earned from the Capcos, which amount to 2.5% of certified capital and are eliminated in consolidation. Management fee revenue decreased 45%, or $2,613,000, to $3,164,000 for the year ended 2009 from $5,777,000 during 2008. The decrease was primarily due to the recovery of management fees from one Capco totaling approximately $1,982,000 during 2008 which did not reoccur in 2009. Management fees are expected to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees then such fees are not accrued.

Expenses declined $1,999,000, or 18%, for 2009 as compared to 2008. As a result of the Company’s cost cutting initiatives, salaries and benefits decreased $1,679,000 or 26% to $4,683,000 for 2009 from $6,362,000 for 2008 and other general and administrative costs decreased $199,000 or 7% to $2,535,000 for 2009 from $2,734,000 for 2008. Professional fees decreased $138,000, or 8%, in 2009 as compared to 2008 due to decreased audit fees. The Company expects salaries and benefits and other general and administrative costs to remain static at its current level into 2010. The Company does not believe that the reductions will impact the management of the Company’s businesses.

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

Expenses declined $1,512,000, or 12%, during the year ended 2008 from the prior year. As a result of the Company’s cost cutting initiatives, salaries and benefits decreased $1,016,000 or 14%, professional fees decreased $252,000 or 13% and other general and administrative costs decreased $288,000 or 10% as compared to the prior year.

Liquidity Risk

The Company believes that its cash and cash equivalents and anticipated cash flow from operations will provide sufficient liquidity to meet its short- and long-term operating and capital needs except regarding its credit line from GE discussed below. Given the current state of the debt and equity markets, the Company’s ability to access private and public debt and equity markets has been diminished. The cost of issuing equity, common or preferred, if possible, could be expensive to the Company’s current common shareholders, either by dilution, reduced future cash flows, or both. There can be no assurance that the Company could enter the short- or long-term debt markets to meet its funding needs if required.

On August 13, 2008, the Company received a staff deficiency letter from the Nasdaq Stock Market (“Nasdaq”) indicating that, for the prior 30 consecutive days, the bid price for Newtek’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Marketplace Rule 4450(a)(5) (the “Rule”). In accordance with Marketplace Rule 4450(e)(2), the Company was given 180 calendar days, or until February 9, 2009, to regain compliance with the Rule. On November 29, 2009, our shares were moved from trading on The Nasdaq Global Market to the Nasdaq Capital Market. The minimum bid price for shares on the Nasdaq Capital Market is $1.00. The Company was given 180 calendar days, or until May 29, 2010, to regain compliance with the Rule. On February 22, 2010, Nasdaq notified the Company that, due to the increase in the trading price of the common shares, we were in full compliance with all applicable Nasdaq Capital Market listing requirements, and no longer at risk of being delisted. As compliance with the minimum trading price for common shares is beyond our control, there can be no assurance that the price will remain above $1.00 indefinitely and, therefore, no assurance that the threat of delisting can be avoided. In the event that the common shares are delisted, there can be no assurance that an active public market for our shares can be sustained or that current trading levels can be sustained or not diminished.

Management of Newtek expects to have three basic working capital requirements in the near-term. These are:

•	working capital needed for the SBA lender;

•	working capital for operating our current businesses;

•	working capital required for parent company operations.

The Company primarily relies on outside funding sources to finance the operations of its Small business finance segment. The loss of these lines of credit would materially impact these businesses; in such circumstances they might have to liquidate assets to pay off the lines of credit and substantially reduce their operations. Given current conditions in the market for financial assets, no assurance can be given that the amounts resulting from liquidation of their assets would be sufficient to pay off the line amounts. In particular, there can be no assurance that the Company will be able to replace the Credit Line with GE, in place until May 2010 and more fully described below. Failure to obtain financing would have a material adverse effect on our business. See “Risk Factors – Risks Relating to our SBA Lending Business.” The Company recently announced an agreement in principal with Capital One Bank, a division of Capital One, N.A., for a five year term loan, which would be repaid from the receipts of SBA loan payments, to replace to the credit line with GE as well as the existing term loan with NTS. The term loan is subject to the review and approval of the SBA.

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

Newtek funds its holding company through cash on-hand, cash flow from operating businesses and the receipt of annual management fees from the Capcos equal to 2.5% of initial funding. However, the cash management fees do not represent revenues to Newtek on a consolidated basis as this is a transfer of funds from Newtek’s Capcos to the holding company, and all intercompany transactions and balances are eliminated in consolidation. These fees from Capcos are expected to decrease over the next few years as the Capcos mature in their business cycle. The Company does not intend to add new Capcos and will rely on expanding the operations of its underlying businesses and cutting costs at the holding company to maintain liquidity. If the operating companies do not continue to grow as expected to produce significant cash flow surpluses, if the capital markets should be inaccessible to Newtek, and if other borrowings are unavailable, the Company will experience a decrease in its liquidity and would be forced to diminish materially its operations so as to conform its expenditures to the cash then available.

The reduction in the availability of credit and a weakening economy have negatively impacted the value of commercial and residential real estate. This has adversely affected the collateral backing the loan portfolio of our SBA Lending segment. As result, defaulted loans in liquidation require longer times to process with increased costs thereby tying up more of the lender’s cash resources. Liquidated properties have more recently yielded smaller recoveries than in previous years, reducing the amount of funds the lender has to invest in new loans.

Liquidity and Capital Resources

Overview

Cash requirements and liquidity needs over the next twelve months are anticipated to be funded primarily through operating results and available cash and cash equivalents. The SBA lending unit funds its cash requirements and liquidity needs through available cash and cash equivalents and the cash resources of Newtek, but primarily utilizes the $15 million GE line of credit to originate and warehouse the guaranteed and unguaranteed portion of SBA loans. The GE Line of Credit is in place until May 2010 and there can be no assurance that the Company will be able to replace the Credit Line with GE or negotiate an alternate arrangement. Failure to obtain financing would have a material adverse effect on our business. See “Risk Factors – Risks Relating to our SBA Lending Business” for a fuller discussion of the GE Line of Credit. The receivables financing unit utilizes the $10 million Wells Fargo line of credit to purchase receivables. There are no cross covenants or collateralization under any of the above lending facilities. The availability of the lending facilities is subject to the compliance with certain covenants and in addition, for the GE and Wells Fargo lines, the amount of collateral and collateral requirements, as set forth in the agreements. The Company guarantees the lines of credit for the subsidiaries: Capital One for the amount borrowed, GE up to $15 million, and Wells Fargo up to $800,000. As of December 31, 2009, the Company’s unused sources of liquidity consisted of $12,581,000 in unrestricted cash and cash equivalents, and $759,000 and $315,000 available through the GE, and Wells Fargo lines of credit, respectively.

Restricted cash totaling $6,739,000, which is primarily held in the Capcos, can be used in managing and operating the Capcos, making qualified investments, to repay debt obligations, and for the payment of taxes on capco income.

In summary, Newtek generated and used cash as follows:

	For the Years Ended December 31,
	2009	2008	2007
Net cash provided by (used in) operating activities	$3,128	$(9,540)	$(2,007)

Net cash provided by (used in) investing activities	3,400	(1,530)	1,823
Net cash (used in) provided by financing activities	(10,799)	2,550	(1,129)

Net decrease in cash and cash equivalents	(4,271)	(8,520)	(1,313)

Cash and cash equivalents, beginning of year	16,852	25,372	26,685

Cash and cash equivalents, end of year	$12,581	$16,852	$25,372

Net cash flows provided by operating activities increased $12,668,000 to $3,128,000 for the year ended December 31, 2009 compared to net cash flows used in operations of $(9,540,000) for the year ended December 31, 2008, primarily due to our Small business finance segment’s operations. Proceeds from sale of SBA loans held for sale net of Originations of Loans held for sale provided $5,933,000 of cash for the year ended December 31, 2009 as compared to the usage of $(5,773,000) for the same period last year. In 2009, the Company benefited from selling $6,133,000 of Loans held for sale originated in 2008; however, 2009 results reflect the $6,103,000 creation of a Broker receivable for Loans held for sale traded at year end but not settled; the Company collected that cash subsequent to year end. Our lender derives liquidity and profits from selling guaranteed portions of its SBA 7(a) loan originations.

Net cash provided by (used in) operating activities adds back a non-cash expense “Provision for loan losses” primarily related to the operation of the Company’s Small business finance segment. Although Newtek does not pay out this expense in cash, the expense does represent impairment to income generating assets and a potential reduction in future cash flows. For the year ended December 31, 2009, Provision for loan losses decreased $697,000 to $1,833,000 from $2,530,000 for 2008 primarily due to the diminution of our performing loan portfolio; the weak economy continued to weigh on the performance of our borrowers and value of our collateral in liquidation. Newtek believes its loan loss reserves, which are evaluated monthly on a loan-by-loan basis, along with its collateral monitoring practices, are adequate. Newtek recognizes that the declining prices occurring nationally in the residential real estate and commercial property markets will diminish the collateral backing its loans. Generally, loans within the portfolio are typically repaid by the business’ cash flow and secured by business collateral and personal assets of the business owner and/or guarantors as well as commercial real estate and may also include residential real estate as supplemental collateral. For SBA loans, Newtek follows the SBA standard operating procedure with respect to obtaining collateral on our loans. This typically includes all business assets and frequently includes personal assets of the owners and/or guarantors.

Net cash provided by (used in) investing activities primarily includes the purchase of fixed assets and customer accounts, activity regarding the unguaranteed portions of SBA loans, changes in restricted cash and activities involving investments in qualified businesses. Net cash provided by (used in) investing activities increased by $4,930,000 to cash provided of $3,400,000 for the year ended December 31, 2009 compared to cash used of $(1,530,000) for the year ended December 31, 2008. The increase was due primarily to a lesser number of qualified investments made during 2009, $(428,000) , versus 2008, $(3,504,000), offset by a lesser return from qualified investments in 2009, $2,514,000, as compared to the return of $2,932,000 in 2008; an overall decrease in the use of cash of $2,658,000. Cash use was reduced by the reduction in purchases of fixed assets and customer merchant accounts of $1,733,000 to $(1,764,000) for the year ended December 31, 2009, from $(3,497,000) for the year ended December 31, 2008 as the Company elected to purchase fewer merchant portfolios and fixed assets. The change in restricted cash provided $3,261,000 less cash flows in 2009, or $1,183,000, versus cash flows provided of $4,444,000 in 2008.

The $5,034,000 reduction in the amount of SBA loans originated for investment from $(7,145,000) in 2008 to $(2,111,000) in 2009 was partially offset by the decline in payments received on SBA loans to $3,489,000 in 2009 from $4,796,000 in 2008. In addition, proceeds from the sale of SBA loans held for investment declined $127,000 to $517,000 from $644,000 as the pricing for the un-guaranteed portions became less attractive as the markets for financial assets deteriorated during 2008 and continued through 2009. Although from time-to-time we may sell the unguaranteed portion of our loans, we do not traditionally depend on such sales to fund our operations. However, should we be required to sell unguaranteed portions to reduce or extinguish the GE Line of Credit, continued poor pricing could adversely affect our lender. Overall, SBA loans held for investment provided $3,600,000 more cash in 2009 than 2008, cash flows provided of $1,895,000 versus a use of ($1,705,000).

Net cash flows (used in) provided by financing activities primarily includes repayments on notes payable (AI Credit, the proceeds of which were used to finance Capco activities; TICC, which were funds borrowed by CrystalTech Web Hosting, Inc., and paid off in full in 2007), and the net borrowings (repayments) on bank notes payable to Capital One, Wells Fargo, and GE. Net cash flows (used in) provided by financing activities decreased by $13,349,000 to a cash use of $(10,799,000) for the year ended December 31, 2009 from cash provided of $2,550,000 for the year ended December 31, 2008. The primary reason for the decrease was the net cash used in the amount of net borrowings (repayments) on bank notes payable increased by $12,901,000 between 2009 and 2008 resulting in a $9,700,000 reduction in Bank notes payable.

The $(4,271,000) decrease in cash and cash equivalents in 2009 primarily reflects a use of cash to fund repayments on bank notes payable and the $6,103,000 increase in Broker receivable from Loans held for sale which had been traded at year end but not settled. The Company’s decision to cease loan originations and resume them when the market for guaranteed portions improved, and implementation of cost cutting initiatives in the Small business finance, All other, and Corporate segments, reduced the Company’s need to use cash to fund operations and enabled it to substantially reduce its bank notes payable. These operational improvements should continue to improve liquidity in the future.

Financing Activities

Newtek historically obtained long-term financing to fund its investments and operations primarily through the issuance of notes to insurance companies through the Capco programs. Through December 31, 2009, Newtek has received in the aggregate $235,718,000 in proceeds from the issuance of long-term debt, Capco warrants, and Newtek common shares through the Capco programs. Newtek’s Capcos last issued notes in 2005 and the Company does not anticipate participating in future Capco programs. In 2004, Newtek raised $20,762,000 (net of related offering costs) in a secondary public offering. Newtek’s principal funding requirements have been costs related to the Capco programs ($152,125,000), the acquisitions of NTS and Vistar (both of which totaled $9,836,000), investments in Capco qualified businesses, SBA 7(a) loans, and working capital needs resulting from operating and business development activities of its consolidated operating entities. To finance working capital needs and potential acquisitions, NTS had entered into a loan agreement with Capital One, N.A. which in October of 2009 it converted the $2,500,000 balance of the loan into a term note to be repaid over three years. Newtek has entered into two credit agreements to finance its lending and receivable finance business.

Credit Lines

In September 2005, NSBF closed a three year, $75,000,000 senior revolving loan transaction with General Electric Capital Corp. (“GE”). This facility is primarily utilized to originate and warehouse the guaranteed and unguaranteed portions of loans under the SBA 7(a) loan program and for other working capital purposes. The line is collateralized by the unguaranteed portions and the guaranteed portions of the held-for-sale portion of the SBA loans receivable made by NSBF in addition to all assets of NSBF. Interest on the line is payable monthly in arrears. The agreement includes such financial covenants as minimum capital base thresholds, senior-charge ratios, limitations on capital expenditures and charge-offs, in addition to loan loss reserve requirements. On July 22, 2009 we entered into a Fifth Amendment and Consent to the Credit Agreement which reduced the aggregate total of the credit facility to $15 million, adjusted the interest rate and other terms and extended the maturity date from August 31, 2009 to May 31, 2010 based upon progress shown by NSBF in obtaining a commitment for a replacement lender. As of December 31, 2009, the Company was in compliance with the financial covenants set in this line.

In February 2007, NBC closed a two year $10,000,000 line of credit with Wells Fargo. In October 2008, NBC entered into a Second Amendment to its Credit and Security Agreement with Wells Fargo that extends the $10,000,000 facility by three years to February 2012. This facility is used to purchase receivables and for other working capital purposes. As of December 31, 2009, NBC had $1,416,000 outstanding under the line of credit. The interest rate is set at 7.50% or Prime plus 2.50%, whichever is higher, with interest on the line being paid monthly in arrears and on a minimum outstanding line balance of $2,000,000. Under the Second Amendment, once NBC exceeds $2,000,000 outstanding under the line of credit, Wells Fargo allows for two alternatives for interest rates, the Prime interest rate plus 2.50%, with a minimum of 7.50%, or Base LIBOR plus 3.50%. Total interest expense for the year ended December 31, 2009 under this line was approximately $186,000. The line is collateralized by the receivables purchased, as well as all other assets of the Company. Through December 31, 2009, NBC has capitalized $198,000 of deferred financing costs attributable to the Wells Fargo line. The agreement includes such financial covenants as minimum tangible net worth, minimum quarterly net income and minimum quarterly net cash flow. As of December 31, 2009, the Company was in compliance with the financial covenants set in this line.

In October 2007, NTS entered into a Loan and Security Agreement with Capital One Bank, a division of Capital One, N.A., which provides for a revolving credit facility of up to $10,000,000 (the “Loan”) available to both NTS and the Company, for a term of two years for working capital and acquisition needs within the Company’s business lines. In October 2009, at the Company’s option the outstanding principal balance was converted into a 3 year note with equal monthly principal payments. As of December 31, 2009, NTS had $2,361,000 outstanding under the note and the interest rate was 3.25%. Total interest expense for the year ended December 31, 2009 was $123,000. The agreement includes such financial covenants as a minimum fixed-charge coverage ratio and a maximum funded debt to EBITDA. As of December 31, 2009, the Company was in compliance with the financial covenants set in this line. In connection with the Loan, on October 19, 2007, we entered into a Guaranty of Payment and Performance with Capital One Bank and entered into a Pledge Agreement with Capital One Bank pledging all NTS stock as collateral.

The following chart represents Newtek’s obligations and commitments, as of December 31, 2009, other than Capco debt repayment discussed above, for future cash payments under debt, lease and employment agreements:

(In thousands):

Year	Debt (a)		Operating Leases	Employment Agreements	Total
2010	$13,354	(b)	$3,890	$911	$18,155
2011	833		3,855	—	4,688
2012	10,695	(c)	3,390	—	14,085
2013	—		2,615	—	2,615
2014	—		1,799	—	1,799
Thereafter	—		1,105	—	1,105

Total	$24,882		$16,654	$911	$42,447

(a)	Interest rates range from 4.00% to 7.5%.
(b)	Includes:

•	GE revolver amount outstanding as of December 31, 2009 which was approximately $12,521,000; the Company does not expect to draw down material amounts in the future.

•	$2.5 million Capital One note payable over a three year period commencing 2009. As of December 31, 2009, the amount outstanding was approximately $2,361,000.

(c)	Represents $10 million Wells Fargo line assuming the entire amount is outstanding; $1,397,000 borrowed as of December 31, 2009.

This chart excludes distributions for taxes due to Capco minority owners (which cannot be anticipated).

Financing Activities: Capcos

We have deemphasized our Capco business in favor of growing our operating businesses and do not anticipate creating any new Capcos in the foreseeable future.

Overview

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

Our Capcos had arranged for the repayment of a portion of the Capco notes by The National Union Fire Insurance Company of Pittsburgh and The American International Specialty Lines Insurance Company, both affiliates of Chartis, Inc. As of December 31, 2009, all of the required cash payments have been made by these insurers for all of the Capcos. The balance of the repayment obligations for all of our Capcos will result from the availability to the investors of the state tax credits.

Income from Capco Tax Credits

In general, the Capcos issue debt and equity instruments to insurance company investors. For a description of the debt and equity instruments and warrants issued by Newtek’s Capcos, see Note 2 in the Notes to the Consolidated Financial Statements. The Capcos then make targeted investments, as defined under the respective state/jurisdiction statutes, with the funds raised. Each Capco has a contractual arrangement with the particular state/jurisdiction that entitles the Capco to receive (earn) tax credits from the state/jurisdiction upon satisfying quantified, defined investment percentage thresholds and time requirements. In order for the Capcos to maintain their state or jurisdiction-issued certifications, the Capcos must make targeted investments in accordance with these requirements, which requirements are consistent with Newtek’s overall business strategy. Each Capco statute provides specific rules and regulations under which the Capcos must operate. For example, the State of Louisiana program precludes the Capco from making controlling and majority-owned investments. Accordingly, investments made by the Louisiana Capco are considered portfolio companies and are majority-owned operated and controlled by their boards of directors and management. These portfolio companies operate independently of Newtek although Newtek participates on the board of directors of these companies (but in all cases we do not control a majority of the board of director positions unless there is a default under the terms of the investment) and makes available to them technology, services and products to sell.

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

Fair Value Measurements.

As discussed in Item 8. “Financial Statements and Supplementary Data, Note 3, Fair Value Measurements” we adopted fair value accounting effective January 1, 2008. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price) and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels for disclosure purposes. The Company carries its credits in lieu of cash, prepaid insurance and notes payable in credits in lieu of cash at fair value. The Company also carries impaired loans, servicing asset and other real estate owned at fair value. The fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and gives the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The levels of the fair value hierarchy are as follows:

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

Capco Debt Issuance. The Capco notes require, as a condition precedent to the funding of the notes, that insurance be purchased to cover the risks associated with the operation of its Capcos. This insurance has been purchased from Chartis Specialty Insurance Company and National Union Fire Insurance Company of Pittsburgh, both subsidiaries of Chartis, Inc. (“Chartis”), an international insurer. In order to comply with this condition precedent to the funding, the notes closing is structured as follows: (1) the certified investors wire their funds directly into an escrow account; (2) the escrow agent, pursuant to the requirements under the note and escrow agreement, automatically and simultaneously funds the purchase of the insurance contract from the proceeds received. Newtek’s Capco is not entitled to the use and benefit of the net proceeds received until the escrow agent has completed the purchase of the insurance. The Chartis insurance subsidiaries noted above are “A+, negative outlook” credit rated by Standard & Poor’s.

Under the terms of this insurance, which is for the benefit of the certified investors, the Capco insurer incurs the primary obligation to repay the certified investors a substantial portion of the debt (including all cash payments) as well as to make compensatory payments in the event of a loss of the availability of the related tax credits. The Capco remains secondarily liable for such payments and must periodically assess the likelihood that it will become primarily liable and, if necessary, record a liability at that time. The parent company, Chartis, has not guaranteed the obligations of its subsidiary insurers, although it has committed to move the payment obligations to an affiliated company in the event the Capco insurer is materially downgraded in its credit rating.

Investment Accounting and Valuation. The various interests that the Capcos and Newtek acquire as a result of their investments are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on our voting interest in a company and whether the company is a variable interest entity where we are the primary beneficiary , and quarterly valuations are performed so as to keep our records current in reflecting the operations of all of its investments.

Companies in which we directly or indirectly owns more than 50% of the outstanding voting securities, those Newtek has effective control over, or are deemed as a variable interest entity that needs to be consolidated , are generally accounted for under the consolidation method of accounting. Under this method, an investment’s results of operations are reflected within the consolidated statement of operations. All significant inter-company accounts and transactions are eliminated. The results of operations and cash flows of a consolidated entity are included through the latest interim period in which Newtek owned a greater than 50% direct or indirect voting interest, exercised control over the entity for the entire interim period or was otherwise designated as the primary beneficiary. Upon dilution of voting interest at or below 50%, or upon occurrence of a triggering event requiring reconsideration as to the primary beneficiary of a variable interest entity, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

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

Impairment of Goodwill. Management of the Company considers the following to be some examples of important indicators that may trigger an impairment review outside its annual goodwill impairment review: (i) significant under-performance or loss of key contracts acquired in an acquisition relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the acquired assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in our stock price for a sustained period of time; and (vi) regulatory changes. In assessing the recoverability of our goodwill and intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The fair value of an asset could vary, depending upon the estimating method employed, as well as assumptions made. This may result in a possible impairment of the intangible assets and/or goodwill, or alternatively an acceleration in amortization expense. During the years ended December 31, 2008 and 2007, management determined that impairment of goodwill was triggered as a result of the annual impairment test and appropriately recorded a charge in the accompanying consolidated statements of operations of $980,000 and $162,000, respectively. For the year ended December 31, 2009, the remaining goodwill was determined to not be impaired.

Allowance for SBA Loan Losses. The allowance for loan losses is established by management through provisions for loan losses charged against income. Amounts deemed to be uncollectible are charged against the allowance for loan losses and subsequent recoveries, if any, are credited to the allowance.

The amount of the allowance for loan losses is inherently subjective, as it requires making material estimates which may vary from actual results. Management’s ongoing estimates of the allowance for loan losses are particularly affected by the changing composition of the loan portfolio over the last few years. The loans acquired from CCC in December 2002, which are more seasoned than those originated by NSBF, comprise 10% of total loans held for investment as of December 31, 2009. Other portfolio characteristics, such as industry concentrations and loan collateral, which also impacts management’s estimates of the allowance for loan losses, have also changed since the acquisition. The changing nature of the portfolio and the limited past loss experience on the newly originated portfolio has resulted in management’s estimates of the allowance for loan losses being based more on subjective factors, as noted below, and less on empirically derived loss rates.

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

Sales and Servicing of SBA Loans. NSBF originates loans to customers under the SBA program that generally provides for SBA guarantees of 50% to 90% of each loan, subject to a maximum guarantee amount. NSBF sells the guaranteed portion of each loan to a third party and retains the unguaranteed principal portion in its own portfolio. A gain is recognized on the guaranteed portions of these loans, based on trade date accounting, through collection on sale of a premium over the adjusted carrying value. In each loan sale, the Company retains servicing responsibilities and receives servicing fees of a minimum of 1% of the guaranteed loan portion sold. The Company is required to estimate its adequate servicing compensation in the calculation of its servicing asset. The purchasers of the loans sold have no recourse to the Company for failure of customers to pay amounts contractually due.

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

Management’s impairment analysis indicated no valuation adjustment for 2009 and a recovery of $120,000 in 2008.

Stock-Based Compensation. The Company records all share-based payments to employees based on their fair values using an option-pricing model at the date of grant.

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

In September 2008, the FASB issued an accounting standard related to liabilities measured at fair value with a third party enhancement and provides guidance for measuring liabilities issued with an attached third-party credit enhancement, such as a guarantee. It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. This standard is effective for the first reporting period beginning after December 15, 2008. The Company concluded that it does not impact its consolidated financial statements. This accounting standard was subsequently codified into ASC Topic 820, “Fair Value Measurements and Disclosures.”

In December 2007, the FASB issued an accounting standard requiring an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this accounting standard had no material impact to the consolidated financial statements. This accounting standard was subsequently codified into ASC Topic 805, “Business Combinations.”

Effective for financial statements issued for fiscal years beginning after December 15, 2008, an acquirer is required to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. Noncontrolling interest in a subsidiary should be reported as equity in the consolidated balance sheets. The amount of consolidated net income or loss attributable to the parent and to the noncontrolling interest should also be reported in the consolidated statement of operations. Changes in a parent’s ownership percentage and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated should be disclosed in the consolidated financial statements. The Company adopted this accounting standard in the first quarter of 2009. As a result of the adoption, the Company has reported noncontrolling interests as a component of equity in the consolidated balance sheets and the net loss attributable to noncontrolling interests has been separately identified in the consolidated statements of operations. The prior periods presented have also been retrospectively restated to conform to the current classification requirements. Prior to the adoption of this standard, in the case in which losses, incurred through December 31, 2008, applicable to the noncontrolling interest in a consolidated entity exceeded the noncontrolling interest in the equity capital of the consolidated entity, such excess and any further losses applicable to the noncontrolling interest were charged against the controlling interest as there was no obligation of the noncontrolling interest to fund such losses. However, with the adoption of this standard, subsequent to December 31, 2008, both earnings and losses were attributed to the noncontrolling interest even if it created a deficit noncontrolling interest. Losses previously recognized by the controlling interest are no longer recovered from future profits.

In June 2009, the FASB issued an accounting standard which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets and removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard will become effective for the Company on January 1, 2010. The Company is currently evaluating the effect adopting the new standard may have on the recognition of the sale of guaranteed portions of SBA 7(a) loans. If the new standard requires the Company to delay sale accounting treatment for a period of time expected to be an accounting quarter in length, it may materially reduce Small business finance revenue for the first quarter of 2010 as well as require the Company to establish a new asset and liability related to contractually sold guaranteed portions. This accounting standard was subsequently codified into ASC Topic 860, “Transfers and Servicing.”

In June 2009, the FASB issued an accounting standard which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. It clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. It requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This accounting standard is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact of adopting this accounting standard on its consolidated financial statements. This accounting standard was subsequently codified into ASC Topic 805, “Business Combinations.”

In June 2009, the FASB issued an accounting standard which established the Codification to become the single source of authoritative accounting principles generally accepted in the United States of America (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the “SEC”) and its staff. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics and providing all the authoritative literature related to a particular topic in one place. The Company adopted this accounting standard in preparing the consolidated financial statements for the quarter ended September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The adoption of this accounting standard, which was subsequently codified into ASC Topic 105, “Generally Accepted Accounting Principles,” had no impact on retained earnings and will have no impact on the Company’s statements of income and condition.

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

This standard is effective for financial statements issued for interim and annual periods ending after August 2009. The Company adopted Update 2009-05 effective for the year ended December 31, 2009. The adoption did not have a material impact on the Company’s disclosures.

Subsequent Events

In May 2009, the FASB issued an accounting standard which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This accounting standard is effective for interim and annual periods ending after June 15, 2009 and, accordingly, was adopted by the Company during the second quarter of 2009. It requires public entities evaluate subsequent events through the date that the financial statements are issued. This accounting standard was subsequently codified into ASC Topic 855, “Subsequent Events.” The Company has evaluated subsequent events through the time of filing these consolidated financial statements with the SEC.

Off Balance Sheet Arrangements

None.

Impact of Inflation

The impact of inflation on our results of operations is not material.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any exposure to foreign currency exchange or commodity risks. The Company’s exposure to interest rate risks can be summarized as follows. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have the effect of a net increase (decrease) in assets by less than 1% for 2009. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect a net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

Additionally, we do not have significant exposure to changing interest rates on invested cash which was approximately $19,320,000 at December 31, 2009. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions with ratings from Standard and Poor’s of A- or better. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of December 31, 2009, cash deposits in excess of FDIC and SIPC insurance totaled approximately $3,000,000 and funds held in U.S. Treasury only money market funds or equivalents in excess of SIPC insurance totaled approximately $5,800,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and related notes begin of Page F-1, which are included in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the two years ended 2008 and 2009, there have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A(t).	CONTROLS AND PROCEDURES

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

(b) Change in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our assessment, we have concluded that Newtek Business Services, Inc. maintained effective internal control over financial reporting as of December 31, 2009, based on criteria in Internal Control-Integrated Framework issued by the COSO. The effectiveness of Newtek Business Services, Inc.’s internal control over financial reporting is not required to be audited by our independent registered public accounting firm, until the year ending December 31, 2010.

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

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2010 Annual Meeting of Shareholders to be held later this year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2010 Annual Meeting of Shareholders to be held later this year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2010 Annual Meeting of Shareholders to be held later this year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2010 Annual Meeting of Shareholders to be held later this year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2010 Annual Meeting of Shareholders to be held later this year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.

The Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are identified in the Index to Consolidated Financial Statements.

(a)(2)	Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Number	Description

2.1	Asset Purchase Agreement, dated April 28, 2004, between Newtek Business Services, Inc., and CrystalTech Web Hosting, Inc. (including a listing of omitted schedules). (Incorporated by reference to Exhibit 2.1 to Newtek’s Report on Form 8-K filed April 30, 2004).

3.1	Amended and Restated Certificate of Incorporation of Newtek Business Services, Inc., dated November 21, 2005 (Incorporated by reference to Exhibit 3.1 to Newtek’s Report on Form 10-K filed May 10, 2006).

3.2	Bylaws of Newtek Business Services, Inc. (Incorporated by reference to Exhibit No. 3.2 to Newtek’s Registration Statement on Form S-4, No. 333-115615, filed August 11, 2000).

10.1	Employment Agreement with Barry Sloane dated June 30, 2005 (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 10-K filed May 10, 2006).

10.1.1	Amendment dated December 21, 2007 to Employment Agreement with Barry Sloane dated June 30, 2005 (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K filed December 28, 2007).

10.1.2	Amendment dated July 24, 2008 to Employment Agreement with Barry Sloane dated June 30, 2006 (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K filed July 25, 2008).

10.1.3	Employment agreement with Barry Sloane dated December 30, 2008. (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K filed January 2, 2009).

10.1.4	Employment agreement with Barry Sloane dated December 31, 2009.

10.2	Employment Agreement with Jeffrey G. Rubin dated June 30, 2005 (Incorporated by reference Exhibit 10.2 to Newtek’s Report on Form 10-K filed May 10, 2006).

10.2.1	Amendment dated December 21, 2007 to Employment Agreement with Jeffrey G. Rubin dated June 30, 2005 (Incorporated by reference to Exhibit 99.2 to Newtek’s Report on Form 8-K filed December 28, 2007).

10.3	Employment Agreement with Craig J. Brunet dated July 13, 2006 (Incorporated by reference to Exhibit 10.3 Newtek’s Report on Form 10-Q filed July 14, 2006).

10.3.1	Amendment dated December 21, 2007 to Employment Agreement with Craig J. Brunet, dated July 13, 2006 (Incorporated by reference to Exhibit 99.3 to Newtek’s Report on Form 8-K, filed December 28, 2007).

10.3.2	Employment Agreement dated December 30, 2008 with Craig J. Brunet. (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K filed January 2, 2008).

10.3.3	Employment Agreement dated December 30, 2008 between the Company and Seth A.Cohen. Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K filed January 2, 2008).

10.3.4	Employment agreement with Craig J. Brunet dated December 31, 2009.

10.4	Lease and Master Services Agreement dated March 15, 2007 between CrystalTech Web Hosting, Inc. and i/o Data Centers (Incorporated by reference to Exhibit 10.4 to Newtek’s Report on Form 10-Q, filed May 15, 2007).

10.5	Fourth Amendment to the Amended and Restated Master Loan and Security Agreement, dated December 31, 2002, between Newtek Small Business Finance, Inc. and DB Structured Products, Inc., dated June 29, 2005 (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 8-K, filed June 29, 2005).

10.6	Credit Agreement between Newtek Business Services, Inc., Newtek Small Business Finance, Inc., Small Business Lending, Inc., CCC Real Estate Holding Co., LLC and General Electric Capital Corporation, dated August 31, 2005 (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 8-K, filed September 6, 2005).

10.7	First Amendment and Waiver to Credit Agreement, dated February 28, 2006, to the Credit Agreement dated August 31, 2005, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K, filed March 2, 2006).

10.7.1	Second Amendment and Waiver to Credit Agreement, dated February 28, 2006, to the Credit Agreement dated December 28, 2006, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation (Incorporated by reference to Exhibit 2.4.1 to Newtek’s Report on Form 10-K, filed April 2, 2006).

10.7.2	Third Amendment and Waiver to Credit Agreement dated October 20, 2008 to the Credit Agreement dated August 31, 2005, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation(Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K, filed October 22, 2008).

10.7.3	Fourth Amendment and Waiver to Credit Agreement dated December 11, 2008 to the Credit Agreement dated August 31, 2005, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation (Incorporated by reference to Exhibit 99.1to Newtek’s Report on Form 8-K, filed December 17, 2008).

10.7.4	Fifth Amendment and Waiver to Credit Agreement dated December 11, 2008 to the Credit Agreement dated August 31, 2005, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K, filed July 23, 2009).

10.8	Guaranty between Newtek Business Services, Inc. Small Business Lending, Inc., CCC Real Estate Holding Co., LLC and General Electric Capital Corporation, dated August 31, 2005 (Incorporated by reference to Exhibit 10.2 to Newtek’s Report on Form 8-K, filed September 6, 2005).

10.9	Credit and Security Agreement by and between CDS Business Services, Inc. and Wells Fargo Bank, National Association dated February 27, 2007 (Incorporated by reference to Exhibit 10.9 to Newtek’s Report on Form 10-Q, filed August 14, 2007).

10.9.1	Waiver under Credit and Security Agreement dated February 27, 2007 by and between CDS Business Services, Inc. and Wells Fargo Bank, National Association dated August 1, 2007 (Incorporated by reference to Exhibit 10.9.1 to Newtek’s Report on Form 10-Q, filed August 14, 2007).

10.9.2	Second Amendment dated October 20, 2008 to Credit and Security Agreement dated February 27, 2007 by and between CDS Business Services, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 99.1to Newtek’s Report on Form 8K filed October 22, 2008.

10.10	Loan and Security Agreement dated October 19, 2007, between Crystaltech Web Hosting, Inc. and North Fork Bank (Incorporated by reference to Exhibit 99.2 to Newtek’s Report on Form 8-K, filed October 23, 2007.)

10.11	Guaranty of Payment and Performance dated October 19, 2007, between Newtek Business Services, Inc. and North Fork Bank (Incorporated by reference to Exhibit 99.3 to Newtek’s Report on Form 8-K, filed October 23, 2007).

10.12	Pledge Agreement dated October 19, 2007, between Newtek Business Services, Inc. and North Fork Bank (Incorporated by reference to Exhibit 99.4 to Newtek’s Report on Form 8-K, filed October 23, 2007).

10.13	Consulting Agreement between Newtek Business Services, Inc. and Jeffrey G. Rubin, dated March 7, 2008 (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K, filed March 12, 2008).

10.14	Termination Agreement between Newtek Business Services, Inc. and Jeffrey G. Rubin as director and officer, dated March 7, 2008 (Incorporated by reference to Exhibit 99.2 to Newtek’s Report on Form 8-K, filed March 12, 2008).

10.15.1	Employment Agreement with Seth A. Cohen dated December 31, 2009.

17.1	Letter of resignation as director and officer from Brian A. Wasserman, dated June 10, 2005 (Incorporated by reference to Exhibit 17.1 to Newtek’s Report on Form 8-K, filed June 13, 2005).

18.1	Preferability letter from J.H. Cohn LLP dated May 13, 2008.

21.1	Subsidiaries of the Registrant.

23.1	Consent of J.H. Cohn LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: March 15, 2010	By:	/S/ BARRY SLOANE
Barry Sloane
Chairman and Chief Executive Officer (Principal Executive Officer)

NEWTEK BUSINESS SERVICES, INC.

Date: March 15, 2010	By:	/S/ SETH A. COHEN
Seth A. Cohen
Chief Financial Officer and Treasurer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY SLOANE Barry Sloane	Chairman of the Board, Chief Executive Officer and Secretary	March 15, 2010

/s/ SETH A. COHEN Seth A. Cohen	Chief Financial Officer and Treasurer	March 15, 2010

/s/ DAVID C. BECK David C. Beck	Director	March 15, 2010

/s/ SALVATORE MULIA Salvatore Mulia	Director	March 15, 2010

/s/ GORDON L. SCHRODER Gordon L. Schroder	Director	March 15, 2010

EXHIBITS INDEX

Number	Description

2.1	Asset Purchase Agreement, dated April 28, 2004, between Newtek Business Services, Inc., and CrystalTech Web Hosting, Inc. (including a listing of omitted schedules) (Incorporated by reference to Exhibit 2.1 to Newtek’s Report on Form 8-K filed April 30, 2004).

3.1	Amended and Restated Certificate of Incorporation of Newtek Business Services, Inc., as filed on November 21, 2005 (Incorporated by reference to Exhibit 3.1 to Newtek’s Report on Form 10-K filed May 10, 2006).

3.2	Bylaws of Newtek Business Services, Inc. (Incorporated by reference to Exhibit No. 3.2 to Newtek’s Registration Statement on Form S-4, No. 333-115615, filed August 11, 2000).

10.1	Employment Agreement with Barry Sloane dated June 30, 2005 (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 10-K filed May 10, 2006).

10.1.1	Amendment dated December 21, 2007 to Employment Agreement with Barry Sloane dated June 30, 2005 (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K filed December 28, 2007).

10.1.2	Amendment dated July 24, 2008 to Employment Agreement with Barry Sloane dated June 30, 2006 (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K filed July 25, 2008).

10.1.3	Employment agreement with Barry Sloane dated December 30, 2008. (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K filed January 2, 2009).

10.1.4	Employment agreement with Barry Sloane dated December 31, 2009.

10.2	Employment Agreement with Jeffrey G. Rubin dated June 30, 2005. (Incorporated by reference Exhibit 10.2 to Newtek’s Report on Form 10-K filed May 10, 2006).

10.2.1	Amendment dated December 21, 2007 to Employment Agreement with Jeffrey G. Rubin dated June 30, 2005 (Incorporated by reference to Exhibit 99.2 to Newtek’s Report on Form 8-K filed December 28, 2007).

10.3	Employment Agreement with Craig J. Brunet dated July 13, 2006 (Incorporated by reference to Exhibit 10.3 Newtek’s Report on Form 10-Q filed July 14, 2006).

10.3.1	Amendment dated December 21, 2007 to Employment Agreement with Craig J. Brunet, dated July 13, 2006 (Incorporated by reference to Exhibit 99.3 to Newtek’s Report on Form 8-K, filed December 28, 2007).

10.3.2	Employment Agreement dated December 30, 2008 with Craig J. Brunet. (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K filed January 2, 2008).

10.3.3	Employment Agreement dated December 30, 2008 between the Company and Seth A. Cohen. Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K filed January 2, 2008).

10.3.4	Employment agreement with Craig J. Brunet dated December 31, 2009.

10.4	Lease and Master Services Agreement dated March 15, 2007 between CrystalTech Web Hosting, Inc. and i/o Data Centers (Incorporated by reference to Exhibit 10.4 to Newtek’s Report on Form 10-Q, filed May 15, 2007).

10.5	Fourth Amendment to the Amended and Restated Master Loan and Security Agreement, dated December 31, 2002, between Newtek Small Business Finance, Inc. and DB Structured Products, Inc., dated June 29, 2005 (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 8-K, filed June 29, 2005).

10.6	Credit Agreement between Newtek Business Services, Inc., Newtek Small Business Finance, Inc., Small Business Lending, Inc., CCC Real Estate Holding Co., LLC and General Electric Capital Corporation, dated August 31, 2005 (Incorporated by reference to Exhibit 10.1 to Newtek’s Report on Form 8-K, filed September 6, 2005).

10.7	First Amendment and Waiver to Credit Agreement, dated February 28, 2006, to the Credit Agreement dated August 31, 2005, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation. (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K, filed March 2, 2006).

10.7.1	Second Amendment and Waiver to Credit Agreement, dated February 28, 2006, to the Credit Agreement dated December 28, 2006, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation (Incorporated by reference to Exhibit 2.4.1 to Newtek’s Report on Form 10-K, filed April 2, 2006).

10.7.2	Third Amendment and Waiver to Credit Agreement dated October 20, 2008 to the Credit Agreement dated August 31, 2005, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K, filed October 22, 2008).

10.7.3	Fourth Amendment and Waiver to Credit Agreement dated December 11, 2008 to the Credit Agreement dated August 31, 2005, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K, filed December 17, 2008).

10.7.4	Fifth Amendment and Waiver to Credit Agreement dated December 11, 2008 to the Credit Agreement dated August 31, 2005, between Newtek Business Services, Inc., the other credit parties signatory thereto and General Electric Capital Corporation (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K, filed July 23, 2009).

10.8	Guaranty between Newtek Business Services, Inc. Small Business Lending, Inc., CCC Real Estate Holding Co., LLC and General Electric Capital Corporation, dated August 31, 2005 (Incorporated by reference to Exhibit 10.2 to Newtek’s Report on Form 8-K, filed September 6, 2005).

10.9	Credit and Security Agreement by and between CDS Business Services, Inc. and Wells Fargo Bank, National Association dated February 27, 2007 (Incorporated by reference to Exhibit 10.9 to Newtek’s Report on Form 10-Q, filed August 14, 2007).

10.9.1	Waiver under Credit and Security Agreement dated February 27, 2007 by and between CDS Business Services, Inc. and Wells Fargo Bank, National Association dated August 1, 2007 (Incorporated by reference to Exhibit 10.9.1 to Newtek’s Report on Form 10Q, filed August 14, 2007).

10.9.2	Second Amendment dated October 20, 2008 to Credit and Security Agreement dated February 27, 2007 by and between CDS Business Services, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8K filed October 22, 2008.

10.10	Loan and Security Agreement dated October 19, 2007, between Crystaltech Web Hosting, Inc. and North Fork Bank (Incorporated by reference to Exhibit 99.2 to Newtek’s Report on Form 8-K, filed October 23, 2007.)

10.11	Guaranty of Payment and Performance dated October 19, 2007, between Newtek Business Services, Inc. and North Fork Bank (Incorporated by reference to Exhibit 99.3 to Newtek’s Report on Form 8-K, filed October 23, 2007).

10.12	Pledge Agreement dated October 19, 2007, between Newtek Business Services, Inc. and North Fork Bank. (Incorporated by reference to Exhibit 99.4 to Newtek’s Report on Form 8-K, filed October 23, 2007).

10.13	Consulting Agreement between Newtek Business Services, Inc. and Jeffrey G. Rubin, dated March 7, 2008 (Incorporated by reference to Exhibit 99.1 to Newtek’s Report on Form 8-K, filed March 12, 2008).

10.14	Termination Agreement between Newtek Business Services, Inc. and Jeffrey G. Rubin as director and officer, dated March 7, 2008 (Incorporated by reference to Exhibit 99.2 to Newtek’s Report on Form 8-K, filed March 12, 2008).

10.15.1	Employment Agreement with Seth A. Cohen dated December 31, 2009.

17.1	Letter of resignation as director and officer from Brian A. Wasserman, dated June 10, 2005 (Incorporated by reference to Exhibit 17.1 to Newtek’s Report on Form 8-K, filed June 13, 2005).

18.1	Preferability letter from J.H. Cohn LLP dated May 13, 2008.

21.1	Subsidiaries of the Registrant.

23.1	Consent of J.H. Cohn LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Newtek Business Services, Inc.

We have audited the accompanying consolidated balance sheets of Newtek Business Services, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Newtek Business Services, Inc. and Subsidiaries as of December 31, 2009 and 2008, and their results of operations and cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, in 2008 the Company changed its method of accounting for valuing its Capco’s credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance upon the adoption of a new accounting standard.

/s/ J.H. Cohn LLP

Jericho, New York

March 12, 2010

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In Thousands, except for Per Share Data)

	2009	2008	2007
Operating revenues	$105,711	$98,885	$92,835

Operating expenses:
Electronic payment processing costs	58,312	51,109	45,240
Salaries and benefits	18,375	21,890	22,293
Interest	10,350	10,887	14,804
Depreciation and amortization	5,847	7,592	6,599
Insurance	383	464	3,427
Goodwill impairment	—	980	162
Provision for loan losses	1,833	2,530	840
Other general and administrative costs	15,513	16,494	16,989

Total operating expenses	110,613	111,946	110,354

Operating loss before fair market value adjustment, income taxes and discontinued operations	(4,902)	(13,061)	(17,519)

Net change in fair market value of credits in lieu of cash and notes payable in credits in lieu of cash	900	(8)	—

Operating loss before income taxes and discontinued operations	(4,002)	(13,069)	(17,519)
Benefit for income taxes	2,593	2,050	6,375

Loss from continuing operations	(1,409)	(11,019)	(11,144)
Discontinued operations, net of taxes	—	—	(490)

Net loss	(1,409)	(11,019)	(11,634)
Net loss attributable to noncontrolling interests	980	556	415

Net loss attributable to Newtek Business Services, Inc.	$(429)	$(10,463)	$(11,219)

Weighted average common shares outstanding
Basic and diluted	35,644	35,738	35,817
Loss per share from continuing operations:
Basic and diluted	$(0.01)	$(0.29)	$(0.30)
Loss per share from discontinued operations, net of taxes:
Basic and diluted	—	—	(0.01)

Basic and diluted loss per share	$(0.01)	$(0.29)	$(0.31)

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

(In Thousands, except for Per Share Data)

	2009	2008
ASSETS
Cash and cash equivalents	$12,581	$16,852
Restricted cash	6,739	8,366
Broker receivable	6,467	364
Credits in lieu of cash	51,947	70,559
SBA loans held for investment (net of reserve for loan losses of $3,985 and $3,420, respectively)	23,257	26,912
Accounts receivable (net of allowance of $211 and $192, respectively)	5,012	5,175
SBA loans held for sale	200	6,133
Prepaid expenses and other assets (net of accumulated amortization of deferred financing costs of $2,491 and $2,122, respectively)	7,502	9,634
Servicing asset (net of accumulated amortization and allowances of $4,539 and $3,756, respectively)	2,436	2,282
Fixed assets (net of accumulated depreciation and amortization of $12,276 and $9,477, respectively)	3,631	5,062
Intangible assets (net of accumulated amortization of $10,299 and $12,113, respectively)	4,218	6,096
Goodwill	12,092	12,092

Total assets	$136,082	$169,527

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$8,314	$9,344
Bank notes payable	16,298	25,998
Deferred revenue	1,862	2,203
Notes payable in credits in lieu of cash	51,947	70,559
Deferred tax liability	3,634	5,344

Total liabilities	82,055	113,448

Commitments and contingencies
Equity:
Newtek Business Services, Inc stockholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, 36,674 and 36,667 issued, respectively; 35,648 and 35,649 outstanding, respectively, not including 83 and 394 shares held in escrow, respectively)	733	733
Additional paid-in capital	57,302	58,232
Accumulated deficit	(4,974)	(4,545)
Treasury stock, at cost (1,026 shares)	(649)	(649)

Total Newtek Business Services, Inc. stockholders’ equity	52,412	53,771
Noncontrolling interests	1,615	2,308

Total equity	54,027	56,079

Total liabilities and equity	$136,082	$169,527

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In Thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings	Number of Shares of Treasury Stock	Treasury Stock	Noncontrolling Interest	Total
Balance at December 31, 2006	35,479	$710	$54,949	$31,464	32	$(54)	$4,596	$91,665

Issuance of common stock	297	6	890	—	—	—	—	896
Deferred compensation relating to restricted stock	215	4	183	—	—	—	—	187
Exercise of stock options	90	2	139	—	—	—	—	141

Purchase of treasury shares	—	—	—	—	185	(249)	—	(249)
Conversion of debt to preferred stock	—	—	—	—	—	—	1,000	1,000

Distributions	—	—	—	—	—	—	(211)	(211)
Net loss	—	—	—	(11,219)	—	—	(415)	(11,634)

Balance at December 31, 2007	36,081	722	56,161	20,245	217	(303)	4,970	81,795
Issuance of common stock	80	1	80	—	—	—	—	81
Deferred compensation relating to restricted stock	33	1	19	—	—	—	—	20
Issuance of options	—	—	192	—	—	—	—	192
Purchase of treasury shares	—	—	—	—	416	(458)	—	(458)
Issuance of warrants	—	—	13	—	—	—	—	13
Paid in capital in excess of par, upon acquisition of subsidiary preferred stock	—	—	1,800	—	—	—	—	1,800
Acquisition of noncontrolling interest	—	—	—	—	—	—	(2,000)	(2,000)
Issuance of treasury shares to 401k plan	—	—	(24)	—	(80)	112	—	88
Acquisition of treasury shares from affiliate	473	9	(9)	—	473	—	—	—
Capco fair value adoption adjustment, net of tax	—	—	—	(14,327)	—	—	—	(14,327)
Distributions	—	—	—	—	—	—	(106)	(106)
Net loss	—	—	—	(10,463)	—	—	(556)	(11,019)

Balance at December 31, 2008	36,667	733	58,232	(4,545)	1,026	(649)	2,308	56,079
Issuance of common stock	7	—	—	—	—	—	—	—
Issuance of options	—	—	128	—	—	—	—	128
Purchase of treasury shares	—	—	—	—	3	(1)	—	(1)
Cancellation of treasury shares	—	—	(1)	—	(3)	1	—	—
Distributions	—	—	—	—	—	—	(44)	(44)
Paid in capital in excess of par, upon acquisition of subsidiary minority interest	—	—	(331)	—	—	—	331	—
Dividends paid - $0.02 per share	—	—	(726)	—	—	—	—	(726)
Net loss	—	—	—	(429)	—	—	(980)	(1,409)

Balance at December 31, 2009	36,674	$733	$57,302	$(4,974)	1,026	$(649)	$1,615	$54,027

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In Thousands)

	2009	2008	2007
Cash flows from operating activities:
Net loss	$(1,409)	$(11,019)	$(11,634)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from tax credits	(7,837)	(7,988)	(5,314)
Accretion of interest expense	8,738	8,646	11,756
Fair market value adjustment	(900)	8	—
Gain on sale/recovery of investments	(1,117)	(158)	(1,112)
Deferred income taxes	(1,710)	(2,984)	(6,549)
Depreciation and amortization	5,847	7,577	7,360
Provision for loan losses	1,833	2,530	840
Other, net	660	1,625	4
Changes in operating assets and liabilities:
Originations of SBA loans held for sale	(14,390)	(19,936)	(32,656)
Proceeds from sale of SBA loans held for sale	20,323	14,163	34,082
Broker receivable	(6,103)	(364)	—
Prepaid expenses, accounts receivable and accrued interest receivable	842	(1,118)	652
Accounts payable, accrued expenses and deferred revenue	(1,154)	(514)	(1,407)
Other, net	(495)	(8)	1,971

Net cash provided by (used in) operating activities	3,128	(9,540)	(2,007)

Cash flows from investing activities:
Investments in qualified businesses	(428)	(3,504)	(1,612)
Returns of investments in qualified businesses	2,514	2,932	5,209
Purchase of fixed assets and customer merchant accounts	(1,764)	(3,497)	(6,394)
SBA loans originated for investment	(2,111)	(7,145)	(10,324)
Payments received on SBA loans	3,489	4,796	6,006
Proceeds from sale of SBA loans held for investment	517	644	3,138
Proceeds from sale of asset held for sale	—	—	1,572
Change in restricted cash	1,183	4,444	(1,492)
Proceeds from sale of U.S. Treasury Notes	—	—	5,042
Other, net	—	(200)	678

Net cash provided by (used in) investing activities	3,400	(1,530)	1,823

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In Thousands)

	2009	2008	2007
Cash flows from financing activities:
Net (repayments) proceeds on bank notes payable	$(9,700)	$3,201	$(2,570)
Change in restricted cash relating to NBC financing	—	—	2,050
Dividends paid	(726)	—	—
Purchase of treasury shares	—	(458)	(249)
Other, net	(373)	(193)	(360)

Net cash (used in) provided by financing activities	(10,799)	2,550	(1,129)

Net decrease in cash and cash equivalents	(4,271)	(8,520)	(1,313)
Cash and cash equivalents—beginning of year	16,852	25,372	26,685

Cash and cash equivalents—end of year	$12,581	$16,852	$25,372

Supplemental disclosure of cash flow activities:
Cash paid for interest	$1,286	$1,631	$2,443

Cash paid for taxes	$752	$289	$907

Non-cash investing and financing activities:
Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$28,902	$18,958	$18,958

Additional paid in capital, upon acquisition of subsidiaries noncontrolling interests	$331	$—	$—

Paid in capital in excess of par, upon acquisition of subsidiary preferred stock	$—	$1,800	$—

Conversion of note payable to noncontrolling interest	$—	$—	$1,000

Shares held in escrow released to former shareholder of subsidiary	$—	$76	$104

Issuance of treasury shares for 401k match	$—	$112	$—

Reduction of structured insurance product and notes payable – Certified Investors	$—	$3,810	$—

Shares issued in connection with legal settlement	$—	$—	$344

Shares issued for payment of executive deferred compensation	$—	$—	$177

Additions to assets and liabilities as a result of consolidation of acquired interests:
Cash	$—	$—	$233
Accounts receivable	—	—	3,579
Prepaid expenses and other assets	—	—	94

Total assets	$—	$—	$3,906

Accounts payable and accrued expenses	$—	$—	$3,127
Notes payable	—	—	3,259

Total liabilities	—	—	$6,386

Goodwill recognized	$—	$—	$2,480

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Newtek Business Services, Inc. (“Newtek”) is a holding company for several wholly- and majority-owned subsidiaries, including thirteen certified capital companies which are referred to as Capcos, and several portfolio companies in which the Capcos own non-controlling or minority interests. The Company provides a “one-stop-shop” for business services to the small- and medium-sized business market and uses state of the art web-based proprietary technology to be a low cost acquirer and provider of products and services. The Company partners with companies, credit unions, and associations to offer its services.

The Company’s principal business segments are:

Electronic Payment Processing: Marketing third party credit card processing and check approval services to the small- and medium-sized business market.

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

Capcos: Thirteen certified capital companies which invest in small- and medium-sized businesses. They generate non-cash income from tax credits and non-cash interest and insurance expenses.

The consolidated financial statements of Newtek Business Services, Inc., its Subsidiaries and consolidated entities (the “Company” or “Newtek”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and include all wholly- and majority-owned subsidiaries, and several portfolio companies in which the Capcos own non-controlling minority interest in, or those variable interest entities which Newtek is considered to be the primary beneficiary of. All inter-company balances and transactions have been eliminated in consolidation. Noncontrolling interests (previously shown as minority interest) are reported below net income (loss) under the heading “Net loss attributable to noncontrolling interests” in the consolidated statements of operations and shown as a component of equity in the consolidated balance sheets. See New Accounting Standards for further discussion.

Noncontrolling interest

Noncontrolling interest in results of operations of consolidated variable interest entities and majority-owned subsidiaries represents the noncontrolling members’ share of the earnings or loss of the consolidated variable interest entities and majority-owned subsidiaries. The noncontrolling interest in the consolidated balance sheet reflects the original investment by these noncontrolling members in the consolidated variable interest entities and majority-owned subsidiaries, along with their proportional shares of earnings or losses of the respective entity. In the case in which losses, incurred through December 31, 2008, applicable to the noncontrolling interest exceed the noncontrolling interest in the equity capital of the variable interest entities or the majority-owned subsidiaries, such excess applicable to the noncontrolling interest are charged against the controlling interest as there is no obligation of the noncontrolling interest to fund such losses. However, subsequent to December 31, 2008, both earnings and losses are attributed to the noncontrolling interest even if it creates a deficit noncontrolling interest. Losses previously recognized by the controlling interest are no longer recovered from future profits.

All financial information included in the tables in the following footnotes is stated in thousands, except per share data.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are complete. The most significant estimates are with respect to valuation of investments in qualified businesses, asset impairment valuation, allowance for loan losses, valuation of servicing assets, charge-back reserves, tax valuation allowances and the fair value measurements used to value certain financial assets and financial liabilities. Actual results could differ from those estimates.

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

Income from tax credits: Following an application process, a state will notify a company that it has been certified as a Capco. The state then allocates an aggregate dollar amount of tax credits to the Capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the Capco. The Capco is legally entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements and corresponding non-recapture percentages. At December 31, 2009, the Company had Capcos in seven states and the District of Columbia. Each statute requires that the Capco invest a threshold percentage of Certified Capital in Qualified Businesses within the time frames specified. As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco program. Such a disqualification, or “decertification” as a Capco results in a recapture of all or a portion of the allocated tax credits; the proportion of the recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks.

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

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Sales and Servicing of SBA Loans. NSBF originates and services loans to customers under the SBA program that generally provides for SBA guarantees of 50% to 90% of each loan, subject to a maximum guarantee amount. NSBF sells the guaranteed portion of each loan to a third party and retains the unguaranteed principal portion in its own portfolio. A gain is recognized on the guaranteed portions of these loans through collection on sale of a premium over the adjusted carrying value or a par sale with excess servicing. Commencing on January 1, 2008, the Company began to recognize the gain on sale of the guaranteed portion of the loans on the trade date rather than the date of settlement.

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

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other income: Other income represents revenues generated by NBC, as well as revenues derived from operating units that cannot be aggregated with other business segments, and one-time recoveries or gains on qualified investments. Revenue is recorded when there is pervasive evidence of an agreement, the related fees are fixed, the service, and or product has been delivered, and the collection of the related receivable is assured. Other income particular to NBC include the following components:

•

Receivable fees: Receivable fees are derived from the funding (purchase) of receivables from finance clients. The percentage of fees is set when entered into an agreement with the client. The Company recognizes the revenue on the date the receivable is purchased. The Company does not take ownership of the receivables until funds are released which then constitutes a purchase of a client’s asset. The Company also has arrangements with certain of its clients whereby it purchases the client’s receivables and charges interest at a specified rate based on the amount of funds advanced against such receivables. The funds provided are collateralized and the interest income is recognized as earned.

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

•

Other fees: These fees include annual fees, due diligence fees, termination fees, under minimum fees, and other fees including finance charges, supplies sold to clients, NSF fees, wire fees and administration fees. These fees are charged upon funding, takeovers or liquidation of finance clients. The Company also receives commission revenue from various sources.

The detail of total operating revenues included in the consolidated statements of operations is as follows for the years ended:

(In thousands):	2009	2008	2007
Electronic payment processing	$69,654	$63,281	$54,777
Web hosting	18,846	18,064	16,093
Interest income	1,735	3,355	5,498
Income from tax credits	7,837	7,988	5,314
Premium on loan sales	1,652	474	2,914
Servicing fee	1,625	1,771	1,949
Insurance commissions	811	1,035	899
Other income	3,551	2,917	5,391

Totals	$105,711	$98,885	$92,835

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

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held almost exclusively at financial institutions with ratings from Standard and Poor’s of A- or better. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of December 31, 2009, cash deposits in excess of FDIC and SIPC insurance totaled approximately $3,000,000 and funds held in U.S. Treasury only money market funds or equivalents in excess of SIPC insurance totaled approximately $5,800,000.

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

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The allowance for loan losses is established by management through provisions for loan losses charged against income. Amounts deemed to be uncollectible are charged against the allowance for loan losses and subsequent recoveries, if any, are credited to the allowance. The amount of the allowance for loan losses is inherently subjective, as it requires making material estimates which may vary from actual results. The loans acquired from Commercial Capital Corporation in December 2002, which are more seasoned than those originated by the Company, comprise 10% of total loans held for investment as of December 31, 2009. Other portfolio characteristics, such as industry concentrations and loan collateral, which also impact management’s estimates of the allowance for loan losses, have also changed since the acquisition. The changing nature of the portfolio and the limited past loss experience on the newly originated portfolio has resulted in management’s estimates of the allowance for loan losses being based more on subjective factors, as noted below, and less on empirically derived loss rates.

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

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fixed Assets

Fixed assets, which are comprised of furniture and fixtures and computer office equipment, land, building and improvements, are stated at cost less accumulated depreciation and amortization. Depreciation of fixed assets is provided on a straight-line basis using estimated useful lives of the related assets. Amortization of leasehold improvements is provided on a straight-line basis using the lesser of the useful life of the asset or lease term. Useful lives of assets are: computer software, website development, and servers and storage (three years), computer and office equipment and furniture and fixtures (generally three to five years).

Software and Website Development Costs

The Company capitalizes its web site development costs, online application system, referral system and other proprietary systems and computer software. Costs incurred during the preliminary project stage are expensed as incurred, while application stage projects are capitalized. The latter costs are typically employee and/or consulting services directly associated with the development of the internal use computer software. Software and website costs are included in fixed assets in the accompanying consolidated balance sheets. Amortization commences once the software is ready for its intended use and is amortized using the straight-line method over the estimated useful life, typically three years.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets deemed to have an indefinite life are not amortized and are subject to impairment tests, at least annually. Other intangible assets with finite lives are amortized over their useful lives ranging from 18 to 66 months.

The Company considers the following to be some examples of indicators that may trigger an impairment review outside its annual impairment review: (i) significant under-performance or loss of key contracts acquired in an acquisition relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the acquired assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. In assessing the recoverability of the Company’s goodwill and intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The fair value of an asset could vary, depending upon the estimating method employed, as well as assumptions made.

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

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company records reserves for charge-backs and contingent liabilities when such amounts are deemed to be probable and estimable. The required reserves may change in the future due to new developments, including, but not limited to, changes in litigation or increased charge-back exposure as the result of merchant insolvency, liquidation, or other reasons. The required reserves are reviewed periodically to determine if adjustments are required.

Stock—Based Compensation

All share-based payments to employees are recognized in the financial statements based on their fair values using an option-pricing model at the date of grant. The Company recognizes compensation on a straight-line basis over the requisite service period for the entire award. The Company has elected to adopt the alternative transition method for calculating the tax effects of share-based compensation. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies.

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

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The carrying values of the following balance sheet items approximate their fair values primarily due to their liquidity and short-term or adjustable-yield nature:

•	Cash and cash equivalents

•	Restricted cash

•	Broker receivable

•	Accounts receivable

•	Bank notes payable

•	Accrued interest receivable (included in prepaid expenses and other assets)

•	Accrued interest payable (included in accounts payable and accrued expenses)

•	Accounts payable and accrued expenses

The carrying values of accounts payable and accrued expenses approximate fair value because of the short-term maturity of these instruments. The carrying value of investments in qualified businesses (included in prepaid expenses and other assets), credits in lieu of cash, notes payable in credits in lieu of cash and loans receivable approximate fair value based on management’s estimates. Servicing asset is stated at amortized cost and was not written up to the fair value of $2,903,000, which was approximately $467,000 higher than its amortized cost at December 31, 2009.

New Accounting Standards

In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Company on January 1, 2008. This standard defined fair value, established a framework for measuring fair value, and

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In September 2008, the FASB issued an accounting standard related to liabilities measured at fair value with a third party enhancement and provides guidance for measuring liabilities issued with an attached third-party credit enhancement, such as a guarantee. It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. This standard is effective for the first reporting period beginning after December 15, 2008. The Company concluded that it does not impact its consolidated financial statements. This accounting standard was subsequently codified into ASC Topic 820, “Fair Value Measurements and Disclosures.”

In December 2007, the FASB issued an accounting standard requiring an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this accounting standard had no material impact to the consolidated financial statements. This accounting standard was subsequently codified into ASC Topic 805, “Business Combinations.”

Effective for financial statements issued for fiscal years beginning after December 15, 2008, an acquirer is required to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. Noncontrolling interest in a subsidiary should be reported as equity in the consolidated balance sheets. The amount of consolidated net income or loss attributable to the parent and to the noncontrolling interest should also be reported in the consolidated statement of operations. Changes in a parent’s ownership percentage and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated should be disclosed in the consolidated financial statements. The Company adopted this accounting standard in the first quarter of 2009. As a result of the adoption, the Company has reported noncontrolling interests as a component of equity in the consolidated balance sheets and the net loss attributable to noncontrolling interests has been separately identified in the consolidated statements of operations. The prior periods presented have also been retrospectively restated to conform to the current classification requirements. Prior to the adoption of this standard, losses attributable to noncontrolling interests were allocated to the Company.

In June 2009, the FASB issued an accounting standard which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets and removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard will become effective for the Company on January 1, 2010. The Company is currently evaluating the effect adopting the new standard may have on the recognition of the sale of guaranteed portions of SBA 7(a) loans. If the new standard requires the Company to delay sale accounting treatment for a period of time expected to be an accounting quarter in length, it may materially reduce small business finance revenue for the first quarter of 2010 as well as require the Company to establish a new asset and liability related to contractually sold guaranteed portions. This accounting standard was subsequently codified into ASC Topic 860, “Transfers and Servicing.”

In June 2009, the FASB issued an accounting standard which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. It clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. It requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This accounting standard is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact of adopting this accounting standard on its consolidated financial statements. This accounting standard was subsequently codified into ASC Topic 810, “Consolidation.”

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2009, the FASB issued an accounting standard which established the Codification to become the single source of authoritative accounting principles generally accepted in the United States of America (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the “SEC”) and its staff. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics and providing all the authoritative literature related to a particular topic in one place. The Company adopted this accounting standard in preparing the consolidated financial statements for the quarter ended September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The adoption of this accounting standard, which was subsequently codified into ASC Topic 105, “Generally Accepted Accounting Principles,” had no impact on retained earnings and will have no impact on the Company’s statements of income and condition.

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

This standard is effective for financial statements issued for interim and annual periods ending after August 2009. The Company adopted Update 2009-05 effective for the year ending December 31, 2009. The adoption did not have a material impact on the Company’s disclosures.

Subsequent Events

In May 2009, the FASB issued an accounting standard which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This accounting standard is effective for interim and annual periods ending after June 15, 2009 and, accordingly, was adopted by the Company during the second quarter of 2009. It requires public entities evaluate subsequent events through the date that the financial statements are issued. This accounting standard was subsequently codified into ASC Topic 855, “Subsequent Events.” The Company has evaluated subsequent events through the time of filing these consolidated financial statements with the SEC.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 3—FAIR VALUE MEASUREMENTS:

FAIR VALUE OPTION ELECTIONS

Effective January 1, 2008, the Company adopted fair value accounting concurrent with the election of the fair value option for financial assets and financial liabilities. The accounting standard relating to the fair value measurements clarifies the definition of fair value and describes methods available to appropriately measure fair value in accordance with GAAP. The accounting standard applies whenever other accounting standards require or permit fair value measurements. The accounting standard relating to the fair value option for financial assets and financial liabilities allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur. It also establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities. On January 1, 2008, the Company elected the fair value option for valuing its Capcos’ credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company elected the fair value option for financial assets and liabilities in order to reflect in its financial statements the assumptions that market participants use in evaluating these financial instruments. Under the cost basis of accounting, the discount rates used to calculate the present value of the credits in lieu of cash and notes payable in credits in lieu of cash did not reflect the credit enhancements that the Company’s Capcos obtained from Chartis (formerly American International Group, Inc), namely its AA+ rating at such time, for their debt issued to certified investors. Instead the cost paid for the credit enhancements was recorded as prepaid insurance and amortized on a straight-line basis over the term of the credit enhancements.

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

Based on the aforementioned characteristics and in view of the Chartis credit enhancements, the Company believes that market participants purchasing or selling its Capcos’ debt, and therefore its credits in lieu of cash, and notes payable in credits in lieu of cash view nonperformance risk to be equal to the risk of an Chartis nonperformance risk and as such both the fair value of credits in lieu of cash and notes payable in credits in lieu of cash should be priced to yield a rate equal to an applicable Chartis U.S. Dollar denominated debt instrument. Because the value of notes payable in credits in lieu of cash directly reflects the credit enhancement obtained from Chartis, the unamortized cost relating to the credit enhancement will cease to be separately carried as an asset on Company’s consolidated balance sheet and is incorporated in notes payable in credits in lieu of cash.

The following table summarizes the impact of the change in accounting for credits in lieu of cash, prepaid insurance and notes payable in credits in lieu of cash, and the impact of adopting the fair value option for certain financial instruments on January 1, 2008. Amounts shown represent the carrying value of the affected instruments before and after the changes in accounting resulting from the adoption fair value accounting.

Transition impact:

(In thousands:)	Ending Balance Sheet December 31, 2007	Adoption Net Gain/(Loss)	Opening Balance Sheet January 1, 2008
Impact of electing the fair value option
Credits in lieu of cash	$92,781	$(4,013)	$88,768
Prepaid insurance	14,738	(11,006)	3,732
Notes payable in credits in lieu of cash	(79,085)	(8,859)	(87,944)

Cumulative-effect adjustment (pre-tax)		(23,878)
Tax impact		9,551

Cumulative-effect adjustment (net of tax), decrease to retained earnings		$(14,327)

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2009 are as follows (in thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Credits in lieu of cash	$51,947	$—	$51,947	$—

Liabilities:
Notes payable in credits in lieu of cash	$51,947	$—	$51,947	$—

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2008 are as follows (in thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Credits in lieu of cash	$70,559	$—	$70,559	$—

Liabilities:
Notes payable in credits in lieu of cash	$70,559	$—	$70,559	$—

Credits in lieu of cash and Notes payable in credits in lieu of cash

The Company elected to account for both credits in lieu of cash and notes payable in credits in lieu of cash at fair value in order to reflect in its consolidated financial statements the assumptions that market participant’s use in evaluating these financial instruments.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value measurements:

The Company’s Capcos’ debt, enhanced by Chartis insurance, effectively bears the nonperformance risk of Chartis. Therefore the Company calculates the fair value of both the Credits in lieu of cash and Notes payable in credits in lieu of cash using the yields of various Chartis notes with similar maturities to each of the Company’s respective Capcos’ debt. The Company elected to discontinue utilizing Chartis 7.70% Series A-5 Junior Subordinated Debentures (the “Chartis Debentures”) because those long maturity debentures began to trade with characteristics of a preferred stock after Chartis received financing from the United States Government. The Company considers the Chartis Note Basket a Level 2 input under fair value accounting, since it is a quoted yield for a similar liability that is traded in an active exchange market. The Company selected these Chartis Note Baskets as the most representative of the nonperformance risk associated with the CAPCO notes because they are Chartis issued notes, are actively traded and because maturities match Credits in lieu of cash and Notes payable in credits in lieu of cash.

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

As of September 30, 2009, the present value of the credits in lieu of cash was $52,819,000 and notes payable in credits in lieu of cash was $53,230,000. On that date, the yield on the Chartis Note Basket was 9.08%. As of December 31, 2009, the date the Company revalued the asset and liability, the yields on the Chartis notes averaged 6.92% reflecting changes in interest rates in the marketplace. This decrease in yield increased both the fair value of the credits in lieu of cash by $1,292,000 to $51,688,000 from an expected value of $50,396,000 assuming the yield had remained unchanged from September 30, 2009, and the fair value of the notes payable in credits in lieu of cash by $1,284,000 to $51,947,000 from an expected value of $50,663,000 assuming the yield had remained unchanged from September 30, 2009. The Company increased the value of the credits in lieu of cash by an additional $259,000 to equal the value of the notes payable in credits in lieu of cash. The net change in fair value reported in the Company’s consolidated statement of operations for the year ended December 31, 2009 above was a gain of $900,000.

As of September 30, 2008, the present value of the credits in lieu of cash was $62,422,000 and notes payable in credits in lieu of cash was $61,148,000. On that date, the yield on the Chartis Note Basket was 21.97%. As of December 31, 2008, the date the Company revalued the asset and liability, the yields on the Chartis notes averaged 11.76% reflecting Chartis’s reduction in credit rating from “AA+” to “A+, negative watch”, Chartis’s financial troubles, and changes in interest rates in the marketplace. This decrease in yield increased both the fair value of the credits in lieu of cash by $9,737,000 to $70,868,000 from an expected value of $61,131,000 assuming the yield had remained unchanged from September 30, 2008, and the fair value of the notes payable in credits in lieu of cash by $10,693,000 to $70,559,000 from an expected value of $59,866,000 assuming the yield had remained unchanged from September 30, 2008. The Company reduced the value of the credits in lieu of cash by an additional $309,000 to equal the value of the notes payable in credits in lieu of cash. The net change in fair value reported in the Company’s consolidated statement of operations for the year ended December 31, 2008 above was a loss of $8,000.

Changes in the future yield of the Chartis issued debt selected for valuation purposes will result in changes to the fair values of the credits in lieu of cash and notes payable in credits in lieu of cash when calculated for future periods; these changes will be reported through the Company’s consolidated statements of operations.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis are as follows (in thousands):

	Fair Value Measurements at December 31, 2009 Using:
	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets

Impaired loans	$5,302	$—	$—	$5,302	$(2,239)

Impaired customer merchant accounts	—	—	—	—	(126)

Other real-estate owned	132	—	132	—	(314)

Total assets	$5,434	$—	$132	$5,302	$(2,679)

	Fair Value Measurements at December 31, 2008 Using:
	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets

Impaired loans	$3,467	$—	$—	$3,467	$(2,349)

Impaired customer merchant accounts	—	—	—	—	(488)

Servicing asset	2,282	—	—	2,282	381

Other real-estate owned	627	—	627	—	(123)

Total assets	$6,376	$—	$627	$5,749	$(2,579)

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

Impaired customer merchant accounts

Customer merchant accounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the carrying value is compared to the estimated undiscounted future cash flows expected. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the customer merchant account to its estimated fair value. The determination of future cash flows as well as the estimated fair value of customer merchant accounts involves significant estimates on the part of management.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Servicing asset

The estimated fair value of servicing assets is calculated by several methods, one of which is by an independent third party using an estimated cash flow model with observable inputs that affect the price of an asset/liability. This is considered a Level 3 valuation by the Company and that value was $2,903,000 and $2,282,000 as of December 31, 2009 and 2008, respectively. Such inputs for the fair valuation of the servicing assets as of December 31, 2009 and 2008 include:

•	Prime Rate – prime rate as of December 31, 2009 and 2008.

•	Risk-Free Rate – yield curve on Treasury securities as of December 31, 2009 and 2008.

•

Macroeconomic Projections – projections based on Macroeconomic Advisers’ Long-Term Economic Outlook published in January 2010 and in January 2009. Some of the key drivers are GDP growth, unemployment rates, and interest rates.

•

SBA 7(a) Historical Performance Data – the proprietary prepayment and default model is updated using historical data from 1983 through September 30, 2009, for the 2009 valuation, and through September 30, 2008, for the 2008 valuation, for the SBA 7(a) lending program.

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

NOTE 4—CREDITS IN LIEU OF CASH:

As discussed in Note 3, the Company adopted fair value option for financial assets and financial liabilities concurrent with its adoption of fair value accounting for certain of its assets and liabilities. As a result, credits in lieu of cash are valued at fair value as of December 31, 2009 and 2008. Following is a summary of the credits in lieu of cash balance as of December 31, 2009 and 2008 (In thousands):

	2009	2008
Balance, beginning of year	$70,559	$92,781
Fair value adoption loss	—	(4,013)
Add: Income from tax credit accretion (at fair value)	7,837	7,988
Less: Deliveries made	(28,902)	(18,958)
Fair value adjustment	2,453	(7,239)

Balance, end of year	$51,947	$70,559

NOTE 5—SBA LOANS:

SBA loans are primarily concentrated in the hotel and motel, and restaurant industries, as well as geographically in Florida. The components of SBA loans held for investment, net, as of December 31, 2009 and 2008 are as follows (In thousands):

	2009	2008
Gross loans receivable	$28,832	$31,943
Less: Allowance for loan losses	(3,985)	(3,420)
Less: Deferred origination fees, net	(1,590)	(1,611)

Total	$23,257	$26,912

The contractual maturities of SBA loans held for investment are as follows (In thousands):

	2009	2008
Due in one year or less	$6	$61
Due between one and five years	2,672	1,417
Due after five years	26,154	30,465

Total loans receivable, gross	$28,832	$31,943

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All loans are priced at the Prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with the Company. As of December 31, 2009 and 2008, net SBA loans receivable held for investment with adjustable interest rates totaled $22,549,000 and $25,948,000, respectively.

For the years ended December 31, 2009 and 2008, the Company funded $16,648,000 and $26,487,000 in loans and sold approximately $20,558,000 and $14,163,000 of the guaranteed portion of the loans, respectively. Receivables from loans sold but not settled of $6,467,000 and $364,000 as of December 31, 2009 and 2008, respectively, are presented as broker receivable in the accompanying consolidated balance sheets.

As of December 31, 2009, $28,719,000 of SBA loans are pledged as collateral against the current outstanding balance on the Company’s line of credit in addition to all other assets of NSBF.

The outstanding balances of loans past due 90 days or more and still accruing interest as of December 31, 2009 and 2008 totaled $300,000 and $626,000, respectively.

Loans by industry and geographic concentration that accounted for more than 5% of the outstanding gross loans receivable held for investment balance as of December 31, 2009 and 2008 were as follows (In thousands):

	2009		2008
Industry
Hotels and motels	$2,913		$3,389
Restaurants	3,667		4,741

State
Florida	$8,024		$10,315
New York	3,480		5,289
Texas	2,248		4,026
Pennsylvania	772	*	2,864

(*)	Amounts shown for comparative purposes and represents less than 5%.

Below is a summary of the activity in the allowance for loan losses for the years ended December 31, 2009 and 2008 (In thousands):

	2009	2008
Balance, beginning of year	$3,420	$2,196
Provision for loan losses	1,833	2,530
Loans charged-off	(1,409)	(1,347)
Recoveries	141	41

Balance, end of year	$3,985	$3,420

At December 31, 2009 and 2008, total impaired non-accrual loans amounted to $8,324,000 and $5,682,000, respectively. For the years ended December 31, 2009 and 2008, average balance of impaired non-accrual loans was $7,773,000 and $5,830,000, respectively. Approximately $3,022,000 and $2,294,000 of the allowance for loan losses were allocated against such impaired non-accrual loans, respectively.

Had interest on these impaired non-accrual loans been accrued, such interest would have totaled $491,000 and $443,000 for 2009 and 2008, respectively. Interest income, which is recognized on a cash basis, related to the impaired non-accrual loans for the years ended December 31, 2009 and 2008, was not material.

In 2009, the Company sold $517,000 of loans previously classified as held for investment for aggregate proceeds of $524,000. Gross realized gains of $7,000 have been recorded as premium income in the accompanying consolidated statements of operations. Also included in premium income in 2009 is $27,000 representing the allocated portion of the remaining deferred loan origination costs. The Company did not sell any loans classified as held for investment in 2008.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—INVESTMENTS IN QUALIFIED BUSINESSES:

The following table is a summary of investments included in Prepaid expenses and other assets on the consolidated balance sheet as of December 31, 2009, shown separately between their debt and equity components, and a summary of the activity for the years ended December 31, 2009 and 2008 (In thousands):

HELD TO MATURITY DEBT INVESTMENTS

Name of Investment	Original Amount	Balance at December 31, 2009	Interest Rate	Maturity Date
Bidco Loans (SBA participations)	N/A	$24	Various	Various
Autotask	500	208	Prime	December 2011
AQ2 Technologies, LLC	250	124	10%	October 2010
Ford’s Fine Foods, Inc	246	137	12%	May 2011

Total		$493

	2009	2008
Principal Outstanding, beginning of year	$1,621	$799
Debt investments made	428	3,504
Return of principal, net of recoveries	(1,398)	(2,632)
Debt investment written off	(158)	(50)

Principal Outstanding, end of year	$493	$1,621

COST INVESTMENTS

Name of Investment	Original Amount	Balance at December 31, 2009	Ownership %
Smart Pill	500	500	<1%

Total	$500	$500

	2009	2008
Total cost investments, beginning of year	$502	$509
Cost investments written off	(2)	—
Return of principal	—	(7)

Total cost investments, end of year	$500	$502

The Company has not guaranteed any obligation of these investees, and the Company is not otherwise committed to provide further financial support for the investees. However, from time-to-time, the Company may decide to provide such additional financial support which, as of December 31, 2009 was zero. Should the Company determine that impairment exists upon its periodic review, and it is deemed to be other than temporary, the Company will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the consolidated statements of operations. During 2009, the Company recorded a write down of $159,000 as two debt investments and a cost investment was deemed impaired upon periodic review and is included in other general and administrative costs in the consolidated statements of operations. During 2008, the Company recorded a write down of $50,000 as a debt investment was deemed impaired upon periodic review and is included in other general and administrative costs in the consolidated statements of operations.

NOTE 7—SERVICING ASSET:

The Company reviews capitalized servicing rights for impairment. This review is performed based on risk strata, which are determined on a disaggregated basis given the predominant risk characteristics of the underlying loans. The predominant risk characteristics are loan terms and year of loan origination.

The following summarizes the activity pertaining to servicing assets for the years ended December 31, 2009 and 2008 (In thousands):

	2009	2008
Balance, beginning of year	$2,282	$3,099
Servicing assets capitalized	937	160
Servicing assets amortized	(783)	(977)

Balance, end of year	2,436	2,282

Reserve for impairment of servicing assets:
Balance, beginning of year	—	(381)
Deletions	—	381

Balance, end of year	—	—

Balance, end of year	$2,436	$2,282

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2009, 2008 and 2007, servicing fees received on the Company’s SBA 7(a) originated portfolio totaled $1,498,000, $1,613,000 and $1,739,000, respectively. The Company also performs servicing functions on loans originated by other SBA lenders. The Company does not retain any risk on such portfolios and earns servicing fees based upon a mutually negotiated fee per loan. The total servicing fee income recognized for loans serviced for others in 2009, 2008, and 2007 was $126,000, $165,000 and $210,000, respectively.

The estimated fair value of capitalized servicing rights was $2,436,000 and $2,282,000 at December 31, 2009 and 2008, respectively. The estimated fair value of servicing assets at December 31, 2009 was determined using a discount rate of 17%, weighted average prepayment speeds ranging from 1% to 13%, depending upon certain characteristics of the loan portfolio, weighted average life of 3.4 years, and an average default rate of 6%. The estimated fair value of servicing assets at December 31, 2008 was determined using a discount rate of 16.8%, weighted average prepayment speeds ranging from 1% to 18%, depending upon certain characteristics of the loan portfolio, weighted average life of 3.2 years, and an average default rate of 5%. The Company uses an independent valuation specialist to estimate the fair value of the servicing asset.

The unpaid principal balances of loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $142,513,000 and $141,587,000 as of December 31, 2009 and 2008, respectively.

NOTE 8—FIXED ASSETS:

The Company’s fixed assets are comprised of the following at December 31, 2009 and 2008 (In thousands):

	2009	2008
Computer and office equipment	$3,939	$3,674
Furniture and fixtures	634	556
Leasehold improvements	406	348
Computer software and website	1,885	1,589
Computer servers & storage	9,043	8,372

	15,907	14,539
Accumulated depreciation and amortization	(12,276)	(9,477)

Net fixed assets	$3,631	$5,062

Depreciation and amortization expense for fixed assets for the years ended December 31, 2009, 2008 and 2007 was $2,893,000, $3,040,000 and $2,742,000, respectively.

NOTE 9—GOODWILL AND OTHER INTANGIBLES:

The net carrying value of goodwill as of December 31, 2009 and 2008 by segment is as follows (In thousands):

	2009	2008
Electronic Payment Processing	$3,004	$3,004
Web hosting	7,203	7,203
Corporate activities	179	179
Small business finance (NBC)	1,706	1,706

Total goodwill	$12,092	$12,092

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangible assets as of December 31, 2009 and 2008 are comprised of the following (In thousands):

	2009	2008
Customer merchant accounts	$13,949	$16,894
Trade name (indefinite lived)	550	550
Established book of business	—	186
Developed technologies	—	466
Non compete agreements	18	18
Other	—	95

	14,517	18,209
Accumulated amortization	(10,299)	(12,113)

Net intangible assets	$4,218	$6,096

Customer merchant accounts are being amortized over a 55 to 66 month period. Other intangibles (excluding the tradename which has an indefinite life and is subject to impairment review) are being amortized over a period ranging from 18 to 36 months. Total amortization expense included in the accompanying consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 was $2,171,000, $3,561,000 and $2,856,000, respectively.

Total expected amortization expense for the next five fiscal years is as follows (In thousands):

December 31,	Customer Accounts
2010	$1,549
2011	1,334
2012	586
2013	182
2014	17

$3,668

Based upon the Company’s performance of the impairment tests using the fair value approach of the discounted cash flow method, the Company determined that goodwill was impaired in the amount of $980,000 for the year ended December 31, 2008, of which $774,000 relates to the Small business finance segment and $206,000 relates to the Company’s Capco segment and has recorded this charge in the accompanying consolidated statements of operations. The Small business finance segment goodwill write-down was required in 2008 although management has implemented significant cost saving measures as well as brought in new management to increase business at NBC because such initiatives had not yet materialized to a significant level to support the goodwill recorded at the time of acquisition. For the year ended December 31, 2009, the Company determined that goodwill was not impaired.

For the years ended December 31, 2009 and 2008, the Company also determined impairments related to its customer merchant accounts of $126,000 and $488,000, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of operations. For the year ended December 31, 2007, the Company determined that its customer merchant accounts were not impaired.

NOTE 10—BANK NOTES PAYABLE (LINES OF CREDIT):

Through December 2008, the Company had a $50,000,000 senior revolving loan with General Electric Capital Corp. (“GE”). This facility is used primarily to originate and warehouse the guaranteed and unguaranteed portions of loans under the SBA 7(a) loan program and for other working capital purposes. In October 2008, NSBF entered into a Third Amendment to its Credit Agreement with GE that made certain changes to the terms of the warehouse lending facility, including minimum capital base maintenance levels and an immediate increase to the interest rate by 50 basis points to LIBOR plus 300 basis points or the Prime rate plus 75 basis points with an increase of an additional 25 basis points on January 1, 2009 and each quarter thereafter. In December 2008, NSBF entered into a Fourth Amendment, Consent and Waiver to the Credit Agreement which made certain changes to the terms of the warehouse lending facility provided to NSBF. These changes included an immediate reduction in the line to $35,000,000 and a reduction of $1,000,000 every month thereafter commencing on February 1, 2009 through the termination date, a reduction of the advance rate on the guaranteed portions of SBA 7(a) loans, an immediate increase in the interest rate to the three month LIBOR plus 400 basis points or the Prime rate plus 200 basis points, whichever is higher, with on-going increases of an additional 25 basis points on January 1, 2009 and each quarter thereafter. Additionally, a default in one of the financial covenants of the Credit Agreement as of September 30, 2008 was waived in connection with the execution of the Fourth Amendment. In connection with the signing of the

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fourth Amendment, NSBF also incurred an approximate $111,000 write-off of the deferred financing costs associated with the GE line. In July 2009, NSBF entered into a Fifth Amendment to its Credit Agreement with GE that made certain changes to the terms of the warehouse lending facility, including an extension of the line through May 31, 2010, immediate reduction in the line to $15,000,000, an immediate increase to the interest rate by 25 basis points to LIBOR plus 425 basis points or the Prime rate plus 325 basis points, whichever is higher, with an increase of an additional 25 basis points on September 1, 2009 and each quarter thereafter, amending the advance rate on certain notes receivable and adjusting certain covenants. The Company is currently in discussions with another financial institution to refinance this debt.

In February 2007, NBC closed a two year $10,000,000 line of credit with Wells Fargo. In October 2008, NBC entered into a Second Amendment to its Credit and Security Agreement with Wells Fargo that extends the $10,000,000 facility by three years to February 2012. This facility will be used to purchase receivables and for other working capital purposes. As of December 31, 2009, NBC had $1,416,000 outstanding under the line of credit. The interest rate is set at 7.50% or Prime plus 2.50%, whichever is higher, with interest on the line being paid monthly in arrears and on a minimum outstanding line balance of $2,000,000. Under the Second Amendment, once NBC exceeds $2,000,000 outstanding under the line of credit, Wells Fargo allows for two alternatives for interest rates, the Prime interest rate plus 2.50%, with a minimum of 7.50% or Base LIBOR plus 3.50%. Total interest expense for the years ended December 31, 2009, 2008, and 2007 was approximately $186,000, $186,000 and $204,000, respectively. The line is collateralized by the receivables purchased, as well as all other assets of the Company. The interest rate at December 31, 2008 was 7.50%. Through December 31, 2009, NBC has capitalized $198,000 of deferred financing costs attributable to the Wells Fargo line of which $149,000 has been amortized. The net balance of $51,000 is included in other assets in the accompanying balance sheet. Amortization for the years ended December 31, 2009, 2008, and 2007 was $24,000, $64,000 and $61,000, respectively, and is included in interest expense in the accompanying consolidated statements of operations. The agreement includes such financial covenants as minimum tangible net worth, minimum quarterly net income and minimum quarterly net cash flow.

In October 2007, NTS entered into a Loan and Security Agreement with Capital One Bank which provides for a revolving credit facility of up to $10,000,000 available to both NTS and the Company, for a term of two years. The line may be used for working capital and acquisition needs within the Company’s business lines; loans for acquisitions having a five-year repayment term. The interest rate is LIBOR plus 2.5%, and the agreement also includes a quarterly facility fee equal to 25 basis points on the unused portion of the Revolving Credit calculated as of the end of each calendar quarter. The agreement includes such financial covenants as a minimum fixed charge coverage ratio and a maximum funded debt to EBITDA. NTS capitalized $65,000 of deferred financing costs attributable to the Capital One line. Amortization for the years ended December 31, 2009, 2008, and 2007 was $25,000, $32,000 and $8,000, respectively, and is included in interest expense in the accompanying consolidated statements of operations. In connection with the loan, on October 19, 2007 Newtek Business Services, Inc. entered into a Guaranty of Payment and Performance with Capital One Bank and entered into a Pledge Agreement with Capital One Bank pledging all NTS stock as collateral. In October 2009, the $2.5 million borrowed under the Capital One line of credit converted to a three year term loan with a level principal repayment. As of December 31, 2009 and 2008, $2,361,000 and $2,500,000 of the note was outstanding, respectively. Total interest expense for the year ended December 31, 2009, 2008, and 2007 was approximately $99,000, $51,000 and $6,000, respectively.

NOTE 11—NOTES PAYABLE IN CREDITS IN LIEU OF CASH:

Each Capco has separate contractual arrangements with the Certified Investors obligating the Capco to make payments on the Notes.

At the time the Capcos obtained the proceeds from the issuance of the Notes, Capco warrants or Company common shares to the Certified Investors, the proceeds were deposited into escrow accounts which required that the insurance contracts be concurrently and simultaneously purchased from the insurer before the remaining proceeds could be released to and utilized by the Capco. The Capco Note agreements require, as a condition precedent to the funding of the Notes that insurance be purchased to cover the risks associated with the operation of the Capco. This insurance is purchased from Chartis Specialty Insurance Company and National Union Fire Insurance Company of Pittsburgh, both subsidiaries of Chartis, Inc. (Chartis), an international insurer. Chartis and these subsidiaries are “A+, negative watch” credit rated by Standard & Poor’s. In order to comply with this condition precedent to the funding, the Notes closing is structured as follows: (1) the Certified Investors wire the proceeds from the Notes issuance directly into an escrow account; (2) the escrow agent, pursuant to the requirements under the Note and escrow agreement, automatically and simultaneously funds the purchase of the insurance contract from the proceeds received. The Notes offering cannot close without the purchase of the insurance, and the Capcos are not entitled to the use and benefit of the net proceeds received until the escrow agent has completed the payment for the insurance. Under the terms of this insurance, the insurer incurs the primary obligation to repay the Certified Investors a substantial portion of the debt as well as to make compensatory payments in the event of a loss of the availability of the related tax credits. The Coverage A portion of these contracts makes the insurer primarily obligated for a portion of the liability.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Capcos, however, are secondarily, or contingently, liable for such payments. The Capco, as a secondary obligor, must assess whether it has a contingency to record on the date of issuance and at every reporting date thereafter until the insurer makes all their required payments. At December 31, 2009, management has concluded that the likelihood of the Capcos becoming primarily liable for the payments required to be made by the insurer under Coverage A on the Notes is remote (i.e., the insurer failing to make payment), because the insurer, a subsidiary of a major multi-national insurance company, has a claims paying ability having the rating “A+, negative watch,” the highest available. The contingent obligation (the portion incurred by the insurer due to the purchase of the insurance) must be recorded at fair value, which the Company has assessed at zero at December 31, 2009 and 2008.

The Coverage B portion of these contracts provides for the payment of cash in lieu of tax credits in the event the Capco becomes decertified. The Capcos remain primarily liable for the requirement to deliver tax credits (or make cash payments in lieu of tax credits not delivered).

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

As discussed in Note 3, the Company adopted fair value option for financial assets and liabilities concurrent with its adoption fair value accounting effective January 1, 2008 for valuing Notes payable in lieu of cash with the exception of Wilshire Advisers, LLC. Following is a summary of activity of Notes payable in credits in lieu of cash balance for the years ended December 31, 2009 and 2008 (In thousands):

	2009	2008
Balance, beginning of year	$70,559	$79,085
Fair value option adoption loss	—	8,859
Add: Accretion of interest expense	7,292	10,031
Less: Deliveries of tax credits	(28,902)	(18,577)
Fair value adjustment	2,998	(8,839)

Balance, end of year	$51,947	$70,559

Under the Note agreements, no interest is paid by the Capcos in cash provided that the Certified Investors receive the uninterrupted use of the tax credits. The Certified Investors acknowledge, in the Note agreements, that the insurer is primarily responsible for making the scheduled cash payments as provided in the Notes.

NOTE 12—NONCONTROLLING INTEREST:

The noncontrolling interest held by the investees, in the form of warrants entitle the holders to purchase, for a $0.01 exercise price, an interest in a Capco or Capco fund. The values ascribed to the warrants issued to the Certified Investors and the Insurer have been recorded as noncontrolling interests. In addition, certain noncontrolling interests have already been acquired by minority shareholders. A portion of the initial proceeds received from the Certified Investors is allocated to the warrants using a discounted cash flow method. The following is the aggregate percentage interest of the noncontrolling shareholders in each respective Capco or Capco fund as of December 31, 2009 and 2008 (In thousands):

Capco or Capco Fund	% Interest	2009	2008
WP, Florida	5.74%	$398	$398
WI, Wisconsin	2.44%	—	192
WLA, Louisiana	10.98%	38	110
WNY II, New York	18.00%	122	175
WLPII, Louisiana (a Capco fund)	4.50%	6	10
WNY III, New York	6.90%	325	427
WAP, Alabama	0.10%	3	3

Total Capco		892	1,315
WNYIV, New York	—	1,000	1,000
Other	—	(277)	(7)

Total		$1,615	$2,308

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2009, WI was dissolved. As a result WI’s assets, including its ownership in NMS-WI, were distributed to the Company and the noncontrolling interest owners according to their percentage ownership. The excess in book value of the noncontrolling interest in WI, prior to the distribution of its assets, over the resulting noncontrolling interest in NMS-WI, post the distribution of the WI assets, was recorded as an equity transaction reducing additional paid-in capital by $191,000.

In December 2009, the Company purchased the noncontrolling interests in two consolidated variable interest entities of the Company and recorded the purchases as equity transactions. As a result, the excess of the value of the purchase price over the noncontrolling interest balance at the date of purchase, or $522,000, was recorded as additional paid-in capital.

The $1,000,000 of noncontrolling interest under WNYIV relates to NBC, a subsidiary of WNYIV, which had converted $1,000,000 of debt payable to Exponential of New York, LLC, a related party, to preferred stock in 2007. The Company had accounted for this issuance of preferred stock of a subsidiary as an increase to its noncontrolling interest and is included in the accompanying consolidated balance sheets as of December 31, 2009 and 2008.

NOTE 13—COMMITMENTS AND CONTINGENCIES:

Operating and Employment Commitments

The Company leases office space and other office equipment in several states under operating lease agreements which expire at various dates through 2017. Those office space leases which are for more than one year generally contain scheduled rent increases or escalation clauses.

The following summarizes the Company’s obligations and commitments, as of December 31, 2009, for future minimum cash payments required under operating lease and employment agreements (in thousands):

Year	Operating Leases *	Employment Agreements	Total
2010	$3,890	$911	$4,801
2011	3,855	—	3,855
2012	3,390	—	3,390
2013	2,615	—	2,615
2014	1,799	—	1,799
Thereafter	1,105	—	1,105

Total	$16,654	$911	$17,565

*	Minimum payments have not been reduced by minimum sublease rentals of $2,178,000 due in the future under noncancelable subleases.

Rent expense for 2009, 2008 and 2007 was approximately $3,023,000, $2,995,000 and $2,903,000, respectively.

Under the terms of a service agreement between Universal Processing Services of WI (d/b/a Newtek Merchant Solutions of WI, “NMS-WI”), its merchant processor and a sponsoring bank, NMS-WI is required to pay minimum fees during each 12-month period, as defined in the service agreement, to the merchant processor and sponsoring bank. The minimum fees under a similar contract which ended November 30, 2009 were met by NMS-WI. The minimum fees for the 12-month period ending November 30, 2010 are to be equal to at least $1.5 million and in future years equal to at least 95% of the fees paid during the preceding 12-month period or $1.5 million, which ever amount is greater. The Company estimates that its fee payments under the agreement in the normal course of its business will meet or exceed the minimum required amount to be paid for the 12-month period ending November 30, 2010.

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

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—COMMON STOCK

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

NOTE 15—WARRANTS:

In March 2008, a warrant was granted to purchase 50,000 shares of the Company’s common stock to a firm performing investor relations for the Company. The warrant vested in September 2008 with an exercise price of $2.00 and expires in March 2018. At the vesting date, the warrant was valued at $12,000. The compensation cost that has been charged to operations for this warrant for the year ended December 31, 2008 was $12,000 and is included in other operating costs in the accompanying consolidated statements of operations. The fair value of each warrant award is estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions: 10 year expected life, risk-free interest rate of 3.45% and expected volatility of the Company’s stock of 63.76%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The risk-free rate for periods during the expected life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term was determined based on the contractual term of the warrant. In accordance with EITF 96-18, the Company adjusted the value of the warrant to fair value at each measurement date through the date of vesting, which was September 15, 2008.

NOTE 16—TREASURY STOCK

Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of equity in our Consolidated Balance Sheet. From time-to-time, treasury shares may be reissued as part of our stock-based compensation programs. When shares are reissued, we use the weighted average cost method for determining cost. The difference between the cost of the shares and the issuance price is added or deducted from additional contributed capital.

In March 2006, the Newtek Board of Directors adopted a stock buy-back program authorizing management to enter the market to re-purchase up to 1,000,000 of the Company’s common shares. As of December 31, 2009, the Company has purchased a total of 636,008 treasury shares under that authorization. In addition, 472,814 shares that were held by an affiliate were issued to the Company as settlement of an outstanding liability.

NOTE 17—LOSS PER SHARE:

Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common share equivalents is included in the calculation of diluted loss per share only when the effect of their inclusion would be dilutive (In thousands, except for per share data).

	YEAR ENDED DECEMBER 31,
The calculations of Net Loss Per Share were:	2009	2008	2007
Numerator:
Numerator for basic and diluted EPS—loss from continuing operations	$(429)	$(10,463)	$(10,729)
Numerator for basic and diluted EPS—loss from discontinued operations	—	—	(490)

Numerator for basic and diluted EPS—loss available to common stockholders	$(429)	$(10,463)	$(11,219)

Denominator:
Denominator for basic and diluted EPS—weighted average shares	35,644	35,738	35,817

Net loss per share from continuing operations: Basic and diluted	$(0.01)	$(0.29)	$(0.30)
Net loss per share from discontinued operations: Basic and diluted	—	—	(0.01)

Net loss per share: Basic and diluted	$(0.01)	$(0.29)	$(0.31)

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amount of anti-dilutive shares/units excluded from above is as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
Stock options	1,484	1,761	573
Warrants	262	262	212
Contingently issuable shares	83	394	474

NOTE 18—INCOME FROM TAX CREDITS:

Each Capco has a contractual arrangement with a particular state or jurisdiction that legally entitles the Capco to earn and deliver tax credits (ranging from 4% to 11% per year) from the state or jurisdiction upon satisfying certain criteria. In fiscal 2009, 2008 and 2007, the Company recognized income from tax credits resulting from the accretion of the discount attributable to tax credits earned in prior years. As the tax credits are delivered to the Certified Investors, the asset balance is offset against notes payable in credits in lieu of cash. As discussed in Note 3, the Company adopted fair value accounting concurrently with the adoption of fair value option for financial assets and financial liabilities on January 1, 2008 to value its credits in lieu of cash balance. As a result, the income from tax credit accretion for the year ended December 31, 2009 has been valued at fair value. The total income from tax credits recognized in revenues in the consolidated statement of operations was $7,837,000, $7,988,000 and $5,314,000 for the years ended December 31, 2009, 2008 and 2007.

NOTE 19—INCOME TAXES:

(Benefit) provision for income taxes for the years ended December 31, 2009, 2008 and 2007 is as follows (In thousands):

	2009	2008	2007
Current:
Federal	$(492)	$334	$36
State and local	(236)	599	164

	(728)	933	200

Deferred:
Federal	(1,585)	(2,536)	(5,817)
State and local	(280)	(447)	(1,026)

	(1,865)	(2,983)	(6,843)

Total benefit for income taxes	$(2,593)	$(2,050)	$(6,643)

The (benefit) provision for income taxes is included in the Company’s consolidated statements of operations as follows (In thousands):

	2009	2008	2007
Continuing operations	$(2,593)	$(2,050)	$(6,375)
Discontinued operations	—	—	(268)

Total benefit for income taxes	$(2,593)	$(2,050)	$(6,643)

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate (34%) to the benefit for income taxes for the years ended December 31, 2009, 2008 and 2007 is as follows (In thousands):

	2009 Benefit	2008 Benefit	2007 Benefit
Benefit for income taxes at U.S. federal statutory rate of 34%	$(1,361)	$(4,441)	$(5,956)
State and local taxes, net of federal benefit	(404)	(52)	(937)
Permanent differences	189	116	(51)
Deferred tax asset valuation allowance (decrease) increase	(990)	2,282	478
Other	(27)	45	91

Total benefit for income taxes	$(2,593)	$(2,050)	$(6,375)

The deferred tax asset valuation allowance increase in 2007 and 2008 excludes the impact of the rate differential on a subsidiary that was not included in the consolidated tax group. In 2008 and 2007, that impact was a benefit of $518,000 and $399,000, respectively. During the last quarter of 2009, the direct ownership by Newtek of that subsidiary increased to an amount greater than eighty percent and therefore is included in the consolidated tax group for 2009. In 2009, the Company determined certain losses that previously had been valued at zero will be utilized against current and future tax profits of the Company and therefore released a valuation allowance related to those previously reserved assets.

Deferred tax assets and liabilities consisted of the following at December 31, 2009 and 2008 (In thousands):

	2009	2008
Deferred tax assets:
Net operating losses, passive and capital losses	$16,125	$20,810
Prepaid insurance	2,219	3,236
Loan loss reserves	322	387
Flow through of deferred items from investments in qualified businesses	718	1,358
Deferred compensation	257	223
Book / tax gains on investments	27	751
Interest payable in credits in lieu of cash	2,648	2,310
Depreciation and amortization	1,713	1,052
Other	1,019	1,124

Total deferred tax assets before valuation allowance	25,048	31,251
Less: Valuation allowance	(5,804)	(5,343)

Total deferred tax assets	19,244	25,908
Deferred tax liabilities:
Credits in lieu of cash	(22,878)	(31,252)

Net deferred tax liability	$(3,634)	$(5,344)

As of December 31, 2009, the Company had net operating losses of approximately $21,737,000 which will begin to expire in 2020, $16,260,000 of passive losses, which will never expire, and $1,369,000 of capital losses which will begin expiring in 2009.

Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. The Company has a valuation allowance against approximately $3,833,000 on net deferred tax assets attributable to NSBF in 2009 and 2008. As a result of a change in NSBF ownership effective November 1, 2008, NSBF began consolidating for tax purposes with Newtek and therefore any losses as of that date and going forward, can be used or carried forward by Newtek and the consolidated tax group. As a result, no valuation allowance was required against the NSBF deferred tax assets in 2009. The Company also has a valuation allowance of approximately $966,000 and $682,000 of net deferred tax assets attributable to NBC at December 31, 2009 and 2008, respectively. During 2008, the Company had established a valuation allowance due to management’s assessment of the utilization of losses in certain subsidiaries of approximately $828,000; based on a change in estimate, the Company released the valuation allowance in 2009 as it is more likely than not that the Company will benefit from those losses in current and future years. The Company ultimately believes it will utilize the NSBF and NBC NOLs, but currently there is not subjective evidence to allow the Company to do so.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also established a valuation allowance of approximately $548,000 on capital losses that the Company does not anticipate it will be likely to use to offset future capital gains, and an additional valuation allowance of $457,000 related to the flow through of deferred items from investments in qualified businesses. This valuation allowance was related to book/tax basis differences that will eventually create a capital loss for the Company when ultimately settled. Since capital losses can only be carried forward five years and the Company does not anticipate it will generate capital gains to offset those losses during the current and future periods, a valuation allowance was established.

In connection with its acquisition of Comcap Holdings (“Comcap”) on December 31, 2002, the Company acquired net operating loss carryforwards of approximately $8,700,000 which begin expiring in 2020. In connection with the related purchase accounting, the Company established a valuation allowance for the full amount of the related net deferred tax asset acquired from NSBF as management has determined that it its uncertain as to whether such asset will be utilized in the future. Pursuant to Section 382 of the Internal Revenue Code, NSBF experienced an ownership change on December 31, 2002 at the end of the business day. NSBF is therefore subject to an annual limitation of approximately $255,000 on deductions for NOL carryforwards. As of December 31, 2009, approximately $512,000 of the Section 382 losses had been utilized.

The Company analyzed its tax positions taken on their Federal and State tax returns for the open tax years 2006, 2007 and 2008. The Company used three levels of analysis in determining whether any uncertainties existed with respect to these positions. The first level consisted of an analysis of the technical merits of the position, past administrative practices and precedents, industry norms and historical audit outcome. The second level of analysis was used to determine if the threshold (more than 50%) was met for the tax filing position. The third level of analysis consisted of determining the probable outcome once it was determined that the threshold was met for the tax filing position. Based on our analysis, the Company determined that there were no uncertain tax positions and that the Company should prevail upon examination by the taxing authorities.

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

NOTE 20—BENEFIT PLANS:

Defined Contribution Plan

The Company’s employees participate in a defined contribution 401(k) plan (the “Plan”) adopted in 2004 which covers substantially all employees based on eligibility. The Plan is designed to encourage savings on the part of eligible employees and qualifies under Section 401(k) of the Internal Revenue Code. Under the Plan, eligible employees may elect to have a portion of their pay, including overtime and bonuses, reduced each pay period, as pre-tax contributions up to the maximum allowed by law. The Company may elect to make a matching contribution equal to a specified percentage of the participant’s contribution, on their behalf as a pre-tax contribution. For the years ended December 31, 2009 and 2008, the Company matched 50% of the first 2% of employee contributions.

NOTE 21—RELATED PARTY TRANSACTIONS:

During the years ended December 31, 2009, 2008, and 2007, the Company provided merchant processing for a company who has a board member that also is a former board member of the Company. Total revenue for the years 2009, 2008 and 2007 were approximately $6,000, $16,000 and $26,000, respectively. In addition, the Company recorded a receivable for the years ended December 31, 2009 and 2008 in the amount of $0 and $1,000, respectively.

During the year ended December 31, 2009, 2008, and 2007, the Company provided merchant processing for a company controlled by the father-in-law of a major shareholder and former President of the Company, in the approximate amount of $38,000, $81,000 and $234,000, respectively. In addition, the Company recorded a receivable for the years ended December 31, 2009 and 2008 in the amount of $2,000 and $6,000, respectively.

A major shareholder of the Company earns gross residual payments on merchant processing revenue he generates for the Company, a portion of which is then paid to his support staff for their efforts. During the years ended December 31, 2009 and 2008, the Company paid him gross residuals of approximately $532,000 and $99,000, respectively.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2007, the Company used remote deposit capture services (“RDC” services) by a Company whose owner is the brother-in-law of the former President and CEO of one of the Company’s subsidiaries, NBC. The total expense for the year ended December 31, 2007 was $17,000.

The Company may also, from time to time, provide business services to family members or executives of the Company. These transactions are conducted at arm’s length and do not represent a material portion of the Company’s revenues.

NOTE 22—STOCK OPTIONS AND RESTRICTED STOCK GRANTED TO EMPLOYEES:

As of December 31, 2009, the Company had two share-based compensation plans, which are described below. The compensation cost that has been charged against operations for those plans was $132,000, $264,000 and $258,000 for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in salaries and benefits in the accompanying consolidated statements of operations.

The Newtek Business Services, Inc. 2000 Stock Incentive and Deferred Compensation Plan, as amended, (the “2000 Plan”) currently provides for the issuance of awards of restricted shares for up to a maximum of 4,250,000 common shares to employees and non-employees. The issuance of options under this Plan expired on December 31, 2009. All restricted shares or previously granted options are issued at the fair market value on the date of grant. Options issued generally have a maximum term that ranges from 2 to 10 years and vesting provisions that range from 0 to 3 years. As of December 31, 2009, there are 1,628,000 shares available for future grant under this plan.

The Newtek Business Services, Inc. 2003 Stock Incentive Plan, as amended, (the “2003 Plan”) currently provides for the issuance of awards of restricted shares or options for up to a maximum of 1,000,000 common shares to employees and non-employees. All restricted shares or options are issued at the fair market value on the date of grant. Options issued generally have a maximum term that ranges from 2 to 10 years and vesting provisions that range from 0 to 3 years. As of December 31, 2009, there are 632,000 shares available for future grant under this plan.

A summary of stock option activity under the 2000 and 2003 Plans as of December 31, 2009 and changes during the year then ended are presented below:

Stock Options	Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding—December 31, 2008	1,761	$2.30
Granted	—	—
Exercised	—	—
Cancelled	(327)	1.87

Outstanding—December 31, 2009	1,434	$2.40	6.11	$—
Exercisable—December 31, 2009	804	$3.11	4.32	$—

There were 1,028,000 options granted during 2008 and there were no options granted during the years ended December 31, 2007 and 2009.

As of December 31, 2009, there was $55,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2000 and 2003 Plans. That cost is expected to be recognized ratably through July 2010.

In March 2008, Newtek granted its six independent directors an aggregate of 197,434 options valued at $87,000. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The options vest immediately and expire 10 years from the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions: 5 year expected life, risk-free interest rate of 2.51% and expected volatility of the Company’s stock of 53.48%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The risk-free rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected term was determined using the simplified method.

In May 2008, Newtek granted certain of its employees an aggregate of 710,000 options valued at $369,000. Option awards were granted with an exercise price of $1.50 which exceeded the market price of the Company’s stock at the date of grant. The options vest on the second anniversary of date of grant and expire 10 years from the date of grant. The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model that used the following

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumptions: 6 year expected life, risk-free interest rate of 3.10% and expected volatility of the Company’s stock of 53.98%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The risk-free rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected term was determined using the simplified method. Compensation cost charged to operations in connection with such grant was $119,000 and $97,000 for the years ended December 31, 2009 and 2008, respectively.

In July 2008, Newtek granted certain employees an aggregate of 120,000 options valued at $42,000. Option awards were granted with an exercise price of $1.50 which exceeded the market price of the Company’s stock at the date of grant. The options vest on the second anniversary of date of grant and expire 10 years from the date of grant. The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model that used the following assumptions: 6 year expected life, risk-free interest rate of 3.20% and expected volatility of the Company’s stock of 54.66%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The risk-free rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected term was determined using the simplified method. Compensation cost charged to operations in connection with such grant was $9,000 and $8,000 for the years ended December 31, 2009 and 2008, respectively.

In connection with the CrystalTech acquisition in 2004, the Company granted 69,444 shares of restricted common stock to employees with vesting periods ranging from 12 to 36 months and the shares forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one share of common stock for each unit vested. On the date of grant, the Company had recorded unearned compensation of $252,000 measured by the fair market value of the underlying share on the grant date, which was $3.63. The Company charged $5,000 to operations in 2007 in connection with the vesting period associated with this grant.

During the year ended 2006, Newtek granted five employees an aggregate of 105,000 shares of restricted stock valued at $207,000. The grants vest between one and two years. The fair market values of these grants were determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. The Company charged $90,000 to operations in 2007 in connection with the vesting period associated with these grants.

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

In connection with restricted stock grants in 2007, the Company issued 6,668 shares to two employees for the year ended December 31, 2009 and 38,109 shares to three employees for the year ended December 31, 2008. The allocated portion of the related compensation costs associated with these grants was $4,000 and $30,000 for the years ended December 31, 2009 and 2008, respectively.

A summary of the status of Newtek’s non-vested restricted shares as of December 31, 2009 and changes during the year then ended is presented below:

Non-vested Restricted Shares	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested—December 31, 2008	10	$2.10
Granted	—	$—
Vested and issued	(10)	$2.10
Forfeited	—	$—

Non-vested—December 31, 2009	—	$—

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 23—SEGMENT REPORTING:

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

The Capco segment, which consists of the 13 Capcos, generates non-cash income from tax credits, interest income and gains from investments in qualified businesses which are included in other income. Expenses primarily include non-cash interest and insurance expense, management fees paid to Newtek (and included in the Corporate activities revenues), legal, and auditing fees and losses from investments in qualified businesses.

Management has considered the following characteristics when making its determination of its operating and reportable segments:

•	the nature of the product and services;

•	the type or class of customer for their products and services;

•	the methods used to distribute their products or provide their services; and

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	the nature of the regulatory environment (for example, banking, insurance, or public utilities).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following table presents the Company’s segment information for the years ended December 31, 2009, 2008 and 2007 and total assets as of December 31, 2009 and 2008 (In thousands):

(In thousands)

	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007
Third Party Revenue
Electronic payment processing	$69,688	$63,356	$54,969
Web hosting	18,858	18,088	16,237
Small business finance	7,308	7,353	11,857
Capcos	7,983	8,543	6,477
All Other	2,413	2,075	3,763
Corporate activities	3,210	5,831	4,052

Total reportable segments	109,460	105,246	97,355
Eliminations	(3,749)	(6,361)	(4,520)

Consolidated Total	$105,711	$98,885	$92,835

Inter Segment Revenue
Electronic payment processing	$204	$87	$130
Web hosting	366	182	166
Small business finance	89	863	54
Capco	1,874	1,877	2,153
All Other	563	804	1,340
Corporate activities	1,856	2,031	2,016

Total reportable segments	4,952	5,844	5,859
Eliminations	(4,952)	(5,844)	(5,859)

Consolidated Total	$—	$—	$—

Income (loss) before income taxes and discontinued operations
Electronic payment processing	$4,353	$4,338	$2,632
Web hosting	3,925	3,335	2,760
Small business finance	(2,295)	(6,148)	(476)
Capco	(3,677)	(7,281)	(13,569)
All Other	(368)	(1,995)	(257)
Corporate activities	(5,940)	(5,318)	(8,609)

Total reportable segments	(4,002)	(13,069)	(17,519)
Eliminations	—	—	—

Totals	$(4,002)	$(13,069)	$(17,519)

Depreciation and Amortization
Electronic payment processing	$1,754	$2,729	$1,961
Web hosting	2,575	3,230	3,032
Small business finance	931	1,123	1,126
Capco	20	44	40
All Other	130	95	180
Corporate activities	437	371	260

Totals	$5,847	$7,592	$6,599

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007
Interest (income) expense, net
Electronic payment processing	$(32)	$(78)	$(193)
Web hosting	111	59	307
Small business finance	(18)	(537)	(1,027)
Capco	8,637	8,242	10,869
All Other	(50)	(159)	(657)
Corporate activities	(32)	5	7

Consolidated total	$8,616	$7,532	$9,306

Identifiable assets
Electronic payment processing	$12,295	$15,432
Web hosting	12,382	14,080
Small business finance	43,109	48,361
Capco	59,679	81,074
All Other	5,125	7,515
Corporate activities	3,492	3,065

Consolidated total	$136,082	$169,527

NOTE 24—QUARTERLY INFORMATION (UNAUDITED):

The following table sets forth certain unaudited consolidated quarterly statement of operations data from the eight quarters ended December 31, 2009. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below. In addition, the amounts below have been restated to reflect the results of discontinued operations. The consolidated quarterly data should be read in conjunction with the current audited consolidated statements and notes thereto. The total of the quarterly EPS data may not equal to the full year results.

	Three Months Ended (In Thousands, except Per Share Data)
2009	3/31	6/30	9/30	12/31
Total Revenue	$24,121	$27,077	$26,812	$27,701
Loss before income taxes	$(2,078)	$(775)	$(1,099)	$(50)
Net (loss) income available to common stockholders	$(976)	$(637)	$782	$402
(Loss) income per share—Basic and diluted	$(0.03)	$(0.02)	$0.02	$0.01

	Three Months Ended (In Thousands, except Per Share Data)
2008	3/31	6/30	9/30	12/31
Total Revenue	$23,520	$24,630	$24,243	$26,492
Loss before income taxes	$(4,035)	$(2,629)	$(2,800)	$(3,605)
Net loss available to common stockholders	$(2,695)	$(1,982)	$(2,747)	$(3,039)
Loss per share—Basic and diluted	$(0.08)	$(0.06)	$(0.08)	$(0.07)