Form 10-Q
period 2010-03-31
NEWTEK BUSINESS SERVICES INC
filed 2010-05-13
CIK 1094019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 7, 2010, there were 36,727,139 of the Company’s Common Shares outstanding.

Item 1.	Financial Statements

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(In Thousands, except for Per Share Data)

	2010	2009
Operating revenues	$25,853	$24,121

Net change in fair market value of:
Liability on SBA loans transferred, subject to premium recourse	979	—
Credits in lieu of cash and notes payable in credits in lieu of cash	161	537

Total net change in fair market value	1,140	537

Operating expenses:
Electronic payment processing costs	15,875	12,944
Salaries and benefits	4,993	4,810
Interest	1,267	2,517
Depreciation and amortization	1,256	1,649
Provision for loan losses	453	424
Other general and administrative costs	4,023	4,392

Total operating expenses	27,867	26,736

Loss before income taxes	(874)	(2,078)
Benefit for income taxes	297	1,014

Net loss	(577)	(1,064)

Net loss attributable to noncontrolling interests	110	88

Net loss attributable to Newtek Business Services, Inc.	$(467)	$(976)

Weighted average common shares outstanding - basic and diluted	35,648	35,625

Loss per share - basic and diluted	$(0.01)	$(0.03)

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2010 AND DECEMBER 31, 2009

(In Thousands, except for Per Share Data)

	March 31, 2010	December 31, 2009
	Unaudited	(Note 1)
ASSETS
Cash and cash equivalents	$9,146	$12,581
Restricted cash	7,821	6,739
Broker receivable	9,273	6,467
SBA loans held for investment (net of reserve for loan losses of $4,177 and $3,985, respectively)	23,700	23,257
Accounts receivable (net of allowance of $316 and $211, respectively)	6,794	5,012
SBA loans held for sale	—	200
Prepaid expenses and other assets (net of accumulated amortization of deferred financing costs of $2,570 and $2,491, respectively)	6,841	7,502
Servicing asset (net of accumulated amortization and allowances of $4,707 and $4,539, respectively)	2,268	2,436
Fixed assets (net of accumulated depreciation and amortization of $12,947 and $12,276, respectively)	3,360	3,631
Intangible assets (net of accumulated amortization of $10,710 and $10,299, respectively)	3,904	4,218
SBA loans transferred, subject to premium recourse	11,002	—
Credits in lieu of cash	46,834	51,947
Goodwill	12,092	12,092

Total assets	$143,035	$136,082

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$9,753	$8,314
Notes payable	16,729	16,298
Deferred revenue	1,927	1,862
Liability on SBA loans transferred, subject to premium recourse	11,033	—
Notes payable in credits in lieu of cash	46,834	51,947
Deferred tax liability	3,273	3,634

Total liabilities	89,549	82,055

Commitments and contingencies
Equity:
Newtek Business Services, Inc. stockholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, 36,674 issued; 35,648 outstanding not including 83 shares held in escrow)	733	733
Additional paid-in capital	57,338	57,302
Accumulated deficit	(5,441)	(4,974)
Treasury stock, at cost (1,026 shares)	(649)	(649)

Total Newtek Business Services, Inc. stockholders’ equity	51,981	52,412
Noncontrolling interests	1,505	1,615

Total equity	53,486	54,027

Total liabilities and equity	$143,035	$136,082

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(In Thousands)

	2010	2009
Cash flows from operating activities:
Net loss	$(577)	$(1,064)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Income from tax credits	(746)	(1,536)
Accretion of interest expense	907	2,073
Fair market value adjustment on SBA loans transferred, subject to premium recourse	(979)	—
Fair market value adjustment of credits in lieu of cash and notes payable in credits in lieu of cash	(161)	(537)
Deferred income taxes	(361)	(1,069)
Depreciation and amortization	1,256	1,649
Provision for loan losses	453	424
Other, net	88	140
Changes in operating assets and liabilities:
Originations of SBA loans held for sale	—	(1,169)
Originations of SBA loans transferred, subject to premium recourse	(10,802)	—
Proceeds from sale of SBA loans held for sale	—	7,302
Broker receivable	6,467	—
Prepaid expenses and other assets, accounts receivable and accrued interest receivable	(1,262)	1,347
Accounts payable, accrued expenses and deferred revenue	1,504	(1,346)
Other, net	(223)	(1,182)

Net cash (used in) provided by operating activities	(4,436)	5,032

Cash flows from investing activities:
Return of investments in qualified businesses	53	908
Purchase of fixed assets and customer merchant accounts	(502)	(500)
SBA loans originated for investment, net	(1,476)	(304)
Payments received on SBA loans	621	912
Change in restricted cash	(860)	(515)

Net cash (used in) provided by investing activities	(2,164)	501

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (CONTINUED)

	2010	2009
Cash flows from financing activities:
Net proceeds (repayments) on bank notes payable	$431	$(5,857)
Liability on SBA loans transferred, subject to premium recourse	2,739	—
Other	(5)	(37)

Net cash provided by (used in) financing activities	3,165	(5,894)

Net decrease in cash and cash equivalents	(3,435)	(361)
Cash and cash equivalents - beginning of period	12,581	16,852

Cash and cash equivalents - end of period	$9,146	$16,491

Supplemental disclosure of cash flow activities:

Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$8,064	$12,730

Addition to broker receivable	$9,273	$—

Reclassification of SBA loans held for sale to SBA loans transferred, subject to premium recourse	$200	—

Addition to liability on SBA loans transferred, subject to premium recourse, before fair value adjustment	$9,273	$—

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

The accompanying notes to unaudited condensed consolidated financial statements should be read in conjunction with Newtek’s 2009 Annual Report on Form 10-K. These financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulations S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. The results of operations for an interim period may not give a true indication of the results for the entire year. The December 31, 2009 condensed consolidated balance sheet has been derived from the audited financial statements of that date but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Income from tax credits: Following an application process, a state will notify a company that it has been certified as a Capco. The state then allocates an aggregate dollar amount of tax credits to the Capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the Capco. The Capco is legally entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements and corresponding non-recapture percentages. At March 31, 2010, the Company had Capcos in six states and the District of Columbia. Each statute requires that the Capco invest a threshold percentage of Certified Capital in Qualified Businesses within the time frames specified. As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco program. Such a disqualification, or “decertification” as a Capco results in a recapture of all or a portion of the allocated tax credits; the proportion of the recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks.

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

Sales and Servicing of SBA Loans: NSBF originates loans to customers under the SBA program that generally provides for SBA guarantees of 50% to 90% of each loan, subject to a maximum guarantee amount. Generally, NSBF sells the guaranteed portion of each loan to a third party via an SBA regulated secondary market transaction utilizing SBA form 1086 and retains the unguaranteed principal portion in its own portfolio. SBA form 1086 requires as part of the transferor’s representations and warranties that the transferor repay any premium received from the transferee if either the SBA 7(a) loan borrower prepays the loan within 90 days of the transfer settlement date or fails to make one of its first three loan payments after the settlement date in a timely fashion and then proceeds to default within 275 days of the settlement date. Under ASC Topic 860, “Transfers and Servicing”, effective January 1, 2010, such recourse precludes sale treatment of the transferred guaranteed portions during this warranty period; rather NSBF is required to account for this as a financing arrangement with the transferee. Until the warranty period expires, such transferred loans are classified as “SBA loans transferred, subject to premium recourse” with a matching liability “Liability on SBA Loans Transferred, subject to premium recourse”. At the expiration of the warranty period, the sale of the guaranteed portions of these loans as well as the corresponding gain is recognized, and the asset and liability eliminated.

Upon recognition of each loan sale, the Company retains servicing responsibilities and receives servicing fees of a minimum of 1% of the guaranteed loan portion sold. The Company is required to estimate its adequate servicing compensation in the calculation of its servicing asset. The purchasers of the loans sold have no recourse to the Company for failure of customers to pay amounts contractually due.

Upon recognition of the sale loans to third parties, NSBF separately recognizes at fair value any servicing assets or servicing liabilities first, and then allocates the previous carrying amount between the assets sold and the interests that continue to be held by the transferor (the unguaranteed portion of the loan) based on their relative fair values at the date of transfer. The difference between the proceeds received and the allocated carrying value of the financial assets sold is recognized as a gain on sale of loans.

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

If NSBF determines that the impairment for a stratum is temporary, a valuation allowance is recognized through a charge to current earnings for the amount the amortized balance exceeds the current fair value. If the fair value of the stratum were to later increase, the valuation allowance may be reduced as a recovery. However, if NSBF determines that impairment for a stratum is other than temporary, the value of the servicing asset and any related valuation allowance is written-down.

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

•

Other fees: These fees include annual fees, due diligence fees, termination fees, under minimum fees and other fees including finance charges, supplies sold to clients, NSF fees, wire fees and administration fees. These fees are charged upon funding, takeovers or liquidation of finance clients. Finally, the Company also receives commission revenue from various sources.

The detail of total operating revenues included in the condensed consolidated statements of operations is as follows for the three months ended:

(In thousands):	March 31, 2010	March 31, 2009
Electronic payment processing	$18,756	$15,761
Web hosting	4,788	4,672
Interest income	392	505
Income from tax credits	746	1,536
Premium income	—	446
Servicing fee	458	400
Insurance commissions	207	200
Other income	506	601

Totals	$25,853	$24,121

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

As of March 31, 2010 and 2009, the Company had two share-based compensation plans. For each of the three months ended March 31, 2010 and 2009, compensation cost charged to operations for those plans was $36,000 and is included in salaries and benefits in the accompanying condensed consolidated statements of operations.

There were no options or restricted stock awards granted during the three months ended March 31, 2010.

As of March 31, 2010 and December 31, 2009, there was $20,000 and $55,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plans, respectively. That cost is expected to be recognized ratably through the month ending July 31, 2010.

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

The Company’s U.S. Federal and state income tax returns prior to fiscal year 2006 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

For the three months ended March 31, 2010 and 2009, no single customer accounted for 10% or more of the Company’s revenue or of total accounts receivable.

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

The carrying values of the following balance sheet items approximate their fair values primarily due to their liquidity and short-term or adjustable-yield nature:

•	Cash and cash equivalents

•	Restricted cash

•	Broker receivable

•	Accounts receivable

•	Bank notes payable

•	Accrued interest receivable (included in prepaid expended and other assets)

•	SBA loans transferred, subject to premium recourse

•	Accrued interest payable (included in accounts payable and accrued expenses)

•	Accounts payable and accrued expenses

The carrying values of accounts payable and accrued expenses approximate fair value because of the short-term maturity of these instruments. The carrying value of investments in qualified businesses (included in prepaid expenses and other assets), credits in lieu of cash, notes payable in credits in lieu of cash, liability on SBA loans transferred, subject to premium recourse and loans receivable approximate fair value based on management’s estimates.

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

In June 2009, the FASB issued an accounting standard which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets and removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard became effective for the Company on January 1, 2010 and its effect on asset, liability and revenue recognition is described in this note, under Revenue Recognition, Sales and Servicing of SBA Loans. This accounting standard was subsequently codified into ASC Topic 860, “Transfers and Servicing.”

In June 2009, the FASB issued an accounting standard which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. It clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. It requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The new standard became effective for the Company on January 1, 2010 and did not have a material impact on its financial position or results of operations. This accounting standard was subsequently codified into ASC Topic 805, “Business Combinations.”

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

Subsequent Events

In May 2009, the FASB issued an accounting standard which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This accounting standard is effective for interim and annual periods ending after June 15, 2009 and, accordingly, was adopted by the Company. It requires public entities evaluate subsequent events through the date that the financial statements are issued. This accounting standard was subsequently codified into ASC Topic 855, “Subsequent Events.” The Company has evaluated subsequent events through the time of filing these condensed consolidated financial statements with the SEC.

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

On January 1, 2010, the Company elected the fair value option for valuing its liability on SBA loans transferred, subject to premium recourse.

The Company elected the fair value option in order to reflect in its financial statements the assumptions that market participants use in evaluating these financial instruments.

FAIR VALUE OPTION ELECTION – CREDITS IN LIEU OF CASH, PREPAID INSURANCE AND NOTES PAYABLE IN CREDITS IN LIEU OF CASH

Under the cost basis of accounting, the discount rates used to calculate the present value of the credits in lieu of cash and notes payable in credits in lieu of cash did not reflect the credit enhancements that the Company’s Capcos obtained from Chartis, Inc. (“Chartis”) (formerly American International Group, Inc.), namely its AA+ rating at such time, for their debt issued to certified investors. Instead the cost paid for the credit enhancements was recorded as prepaid insurance and amortized on a straight-line basis over the term of the credit enhancements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2010 are as follows (in thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Credits in lieu of cash	$46,834	$—	$46,834	$—

Liabilities:
Notes payable in credits in lieu of cash	$46,834	$—	$46,834	$—

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2009 are as follows (in thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Credits in lieu of cash	$51,947	$—	$51,947	$—

Liabilities:
Notes payable in credits in lieu of cash	$51,947	$—	$51,947	$—

Credits in lieu of cash and Notes payable in credits in lieu of cash

The Company elected to account for both credits in lieu of cash and notes payable in credits in lieu of cash at fair value in order to reflect in its condensed consolidated financial statements the assumptions that market participant’s use in evaluating these financial instruments.

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

On December 31, 2009, the yield on the Chartis Note Basket was 6.92%. As of March 31, 2010, the date the Company revalued the asset and liability, the yields on the Chartis notes averaged 4.85% reflecting changes in interest rates in the marketplace. This decrease in yield increased both the fair value of the credits in lieu of cash and the fair value of the notes payable in credits in lieu of cash. The Company increased the value of the credits in lieu of cash to equal the value of the notes payable in credits in lieu of cash because the credits in lieu of cash can only be used to satisfy the liability and must equal the value of the notes payable in credits in lieu of cash at all times. The net change in fair value reported in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2010 was a gain of $161,000.

On December 31, 2008, the yield on the AIG Note Basket was 11.76%. As of March 31, 2009, the date the Company revalued the asset and liability, the yields on the AIG notes averaged 21.56% reflecting changes in interest rates in the marketplace. This increase in yield decreased both the fair value of the credits in lieu of cash and the fair value of the notes payable in credits in lieu of cash. The Company reduced the value of the credits in lieu of cash to equal the value of the notes payable in credits in lieu of cash because the credits in lieu of cash can only be used to satisfy the liability and must equal the value of the notes payable in credits in lieu of cash at all times. The net change in fair value reported in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2009 was a gain of $537,000.

Changes in the future yield of the Chartis issued debt selected for valuation purposes will result in changes to the fair values of the credits in lieu of cash and notes payable in credits in lieu of cash when calculated for future periods; these changes will be reported through the Company’s condensed consolidated statements of operations.

FAIR VALUE OPTION ELECTION – LIABILITY ON SBA LOANS TRANSFERRED, SUBJECT TO PREMIUM RECOURSE

Effective January 1, 2010, a new accounting standard codified into ASC Topic 860, “Transfers and Servicing.” requires the Company to establish a new liability related to the guaranteed portion of SBA 7(a) loans contractually sold but subject to premium recourse. Contemporaneous with the adoption of this new accounting standard the Company elected the fair value option for valuing this new liability, which is captioned in the condensed consolidated financial statements as “Liability on SBA loans transferred, subject to premium recourse”. Management elected to adopt the fair value option election because it more accurately reflects the economic transaction. Within the fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value, the Company utilizes Level 3 unobservable inputs which reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the liability (including assumptions about risk). The Company values the liability based on the probability of payment given the Company’s history of returning premium: the transferee will receive 100% of the guaranteed portion from either the borrower or the SBA and approximately 3% of the premium amount from the Company. The aforementioned return of premiums is triggered by either the borrower’s prepayment of the loan within 90 days of the transfer settlement date or the borrower’s default within 275 days of the settlement date on loans where any of the borrower’s first three payments were delinquent.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2010 are as follows (in thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Liabilities:
Liability on SBA loans transferred, subject to premium recourse	$11,033	$—	$—	$11,033

Below is a summary of the activity in the Liability on SBA loans transferred, subject to premium recourse for the three months ended March 31, 2010 (In thousands):

Balance at December 31, 2009	$—
Liability on SBA loans transferred, subject to premium recourse	11,033

Balance at March 31, 2010	$11,033

OTHER FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis are as follows (in thousands):

	Fair Value Measurements at March 31, 2010 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets
Impaired loans	$5,291	$—	$—	$5,291	$(450)
Other real-estate owned	128	—	128	—	(4)

Total assets	$5,419	$—	$128	$5,291	$(454)

	Fair Value Measurements at December 31, 2009 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets
Impaired loans	$5,302	$—	$—	$5,302	$(2,239)
Impaired customer merchant accounts	—	—	—	—	(126)
Other real-estate owned	132	—	132	—	(314)

Total assets	$5,434	$—	$132	$5,302	$(2,679)

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

NOTE 4 – SBA LOANS:

SBA loans are primarily concentrated in the hotel and motel industry (10% of the portfolio) and the restaurant industry (12% of the portfolio), as well as geographically in Florida (27% of the portfolio) and New York (13% of the portfolio). Below is a summary of the activity in the SBA loans held for investment, net of SBA loan loss reserves for the three months ended March 31, 2010 (In thousands):

Balance at December 31, 2009	$23,257
SBA loans funded for investment	1,450
Payments received	(621)
Provision for SBA loan losses	(453)
Discount on loan originations, net	67

Balance at March 31, 2010	$23,700

Below is a summary of the activity in the reserve for loan losses for the three months ended March 31, 2010 (In thousands):

Balance at December 31, 2009	$3,985
SBA loan loss provision	453
Recoveries	8
Loan charge-offs	(269)

Balance at March 31, 2010	$4,177

Below is a summary of the activity in the SBA loans held for sale for the three months ended March 31, 2010 (In thousands):

Balance at December 31, 2009	$200
Originations of SBA Loans held for sale	10,802
SBA loans transferred, subject to premium recourse	(11,002)

Balance at March 31, 2010	$—

SBA loans transferred, subject to premium recourse represents fully funded SBA loans which were transferred during the quarter, but cannot yet be considered as sold as a result of the recourse provision under SBA Form 1086. The value of the SBA loans transferred equals the amount of the guaranteed portion of the loans transferred.

All loans are priced at the Prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with the Company. As of March 31, 2010 and December 31, 2009, net SBA loans receivable held for investment with adjustable interest rates amounted to $22,121,000 and $22,549,000, respectively.

For the three months ended March 31, 2010 and 2009, the Company funded approximately $12,139,000 and $1,581,000 in loans and transferred approximately $11,002,000 and $7,302,000 of the guaranteed portion of the loans, respectively. Receivables from loans traded but not settled of $9,273,000 and $6,467,000 as of March 31, 2010 and December 31, 2009, respectively, are presented as broker receivable in the accompanying condensed consolidated balance sheet.

The outstanding balances of loans past due ninety days or more and still accruing interest as of March 31, 2010 and December 31, 2009 amounted to $0 and $300,000, respectively.

At March 31, 2010 and December 31, 2009, total impaired non-accrual loans amounted to $8,503,000 and $8,324,000, respectively. For the three months ended March 31, 2010 and for the year ended December 31, 2009, the average balance of impaired non-accrual loans was $8,537,000 and $7,773,000, respectively. Approximately $3,212,000 and $3,022,000 of the allowance for loan losses were allocated against such impaired non-accrual loans, respectively. The following is a summary of SBA loans held for investment as of:

(In thousands):	March 31, 2010	December 31, 2009
Due in one year or less	$17	$6
Due between one and five years	2,945	2,672
Due after five years	26,440	26,154

Total	29,402	28,832
Less : Allowance for loan losses	(4,177)	(3,985)
Less: Deferred origination fees, net	(1,525)	(1,590)

Balance (net)	$23,700	$23,257

NOTE 5 – SERVICING ASSET:

Servicing rights are recognized as assets when transferred SBA loans are accounted for as sold and the rights to service those loans are retained. The Company measures all separately recognized servicing assets initially at fair value, if practicable. The Company reviews capitalized servicing rights for impairment which is performed based on risk strata, which are determined on a disaggregated basis given the predominant risk characteristics of the underlying loans. The predominant risk characteristics are loan term and year of loan origination.

The changes in the value of the Company’s servicing rights for the three months ended March 31, 2010 were as follows:

(In thousands):
Balance at December 31, 2009	$2,436
Servicing assets amortized	(168)

Balance at March 31, 2010	$2,268

The estimated fair value of capitalized servicing rights was $2,268,000 and $2,436,000 at March 31, 2010 and December 31, 2009, respectively. The estimated fair value of servicing assets at both balance sheet dates was determined using a discount rate of 17%, weighted average prepayment speeds ranging from 1% to 13%, depending upon certain characteristics of the loan portfolio, weighted average life of 3.4 years, and an average default rate of 6%. The Company uses an independent valuation specialist to estimate the fair value of the servicing asset.

The unpaid principal balances of loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others were $150,571,000 and $142,513,000 as of March 31, 2010 and December 31, 2009, respectively.

NOTE 6 –LOSS PER SHARE:

Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common share equivalents is included in the calculation of diluted loss per share only when the effect of their inclusion would be dilutive.

The calculations of loss per share were:

(In thousands except per share data):	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Numerator:
Numerator for basic and diluted loss per share—loss available to common shareholders	$(467)	$(976)

Denominator:
Denominator for basic and diluted loss per share—weighted average shares	35,648	35,625

Loss per share: Basic and diluted	$(0.01)	$(0.03)

The amount of anti-dilutive shares/units excluded from the above calculation is as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Stock options and restricted stock	1,236	1,701
Warrants	50	212
Contingently issuable shares	83	97

NOTE 7 – SUBSEQUENT EVENTS:

In April 2010, the Company closed two five year term loans aggregating $14,583,000 with Capital One, N.A. which facilitated the refinancing of Newtek Small Business Finance’s debt to General Electric Commercial Capital (“GE”) as well as the current term loan between Capital One and NTS. This financing will support the lending operations of NSBF by providing working capital. The interest rate on the loan is variable based on the monthly LIBOR rate plus 4.25% or Prime plus 2.25%, but no lower than 5.75%. Interest is paid in arrears along with each monthly principal payment due. The agreement includes such financial covenants as a minimum fixed charge coverage ratio and minimum EBITDA; the Company guarantees these term loans.

In connection with the closing of the Capital One facility, in April 2010, NSBF repaid the outstanding balance of $12,500,000 of its credit facility with GE plus accrued interest of approximately $70,000.

NOTE 8– SEGMENT REPORTING:

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

The following table presents the Company’s segment information for the periods ended March 31, 2010 and 2009 and total assets as of March 31, 2010 and December 31, 2009 (In Thousands):

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Third Party Revenue
Electronic payment processing	$18,763	$15,774
Web hosting	4,790	4,675
Small business finance	1,322	1,843
Capcos	780	1,578
All other	337	386
Corporate activities	708	860

Total reportable segments	26,700	25,116
Eliminations	(847)	(995)

Consolidated Total	$25,853	$24,121

Inter Segment Revenue
Electronic payment processing	$91	$45
Web hosting	107	113
Small business finance	73	14
Capcos	407	350
All other	137	140
Corporate activities	465	401

Total reportable segments	1,280	1,063
Eliminations	(1,280)	(1,063)

Consolidated Total	$—	$—

Income (loss) before benefit for income taxes
Electronic payment processing	$1,084	$963
Web hosting	932	916
Small business finance	(110)	(593)
Capcos	(901)	(1,103)
All other	(348)	(404)
Corporate activities	(1,531)	(1,857)

Totals	$(874)	$(2,078)

Depreciation and amortization
Electronic payment processing	$416	$460
Web hosting	490	792
Small business finance	212	229
Capcos	3	16
All other	45	30
Corporate activities	90	122

Totals	$1,256	$1,649

Identifiable assets	As of March 31, 2010	As of December 31, 2009
Electronic payment processing	$9,740	$12,295
Web hosting	11,734	12,382
Small business finance	58,959	43,109
Capcos	55,183	59,679
All other	4,773	5,125
Corporate activities	2,646	3,492

Consolidated total	$143,035	$136,082

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For the quarter ended March 31, 2010, the Company substantially reduced its loss before income taxes to $(874,000) from $(2,078,000) in the same quarter of 2009. This reduction in loss resulted from continued improvements in business operations producing an increase in revenue and reductions in operating expenses other than electronic payment processing costs. We had a net loss of $(467,000), an improvement of $509,000 over 2009 primarily from the improvement in operations. Total revenues increased by $1,732,000 to $25,853,000, or 7.2%, from $24,121,000 for the quarter ended March 31, 2009 principally due to increased revenues in the Electronic payment processing and Web hosting segments offset by a decrease in revenues from our Small business finance (see below), Capco and All other segment. The reduction in the net loss from the first quarter of 2009 reflects improvements in income from operations for all segments: Electronic payment processing from a gain in margin (margin on a percentage basis continued to decrease and will continue to negatively impact profitability for the segment) and a reduction in expenses other than electronic payment processing costs; Web hosting from improved sales and reduced depreciation and amortization; Small business finance from increased loan origination and loan servicing and receivables factoring; and Capco, All other segments and Corporate from reductions in expenses.

Beneficial pricing in the secondary market for guaranteed loan sales, the current 90% guaranty rate for SBA 7(a) loans, and healthy demand for loans from borrowers due to the shortage of loans provided by conventional lenders contributed to a healthy operating environment for the Company’s SBA lender. However, the Small business finance segment revenues were negatively impacted by the effects of ASC Topic 860, “Transfers and Servicing” which resulted in first quarter sales of SBA loans held for sale via SBA regulated secondary market transactions being accounted for as financings (the circumstances that give rise to this accounting treatment are discussed above). In addition to requiring the Company to wait the 90 to 275 days for the premium warranty periods required by the SBA to expire in order to recognize revenue, ASC Topic 860 also results in the creation of a new asset, “SBA loans transferred, subject to recourse”, and a new liability, “Liability for SBA loans transferred, subject to recourse”. In the case of the asset, the Company no longer controls the transferred guaranteed portion nor derives economic benefit from it other than collection of servicing income. Although the asset resides on the Company’s balance sheet it cannot transfer it again; the new owner (deemed transferee or lender by ASC Topic 860) has the right to transfer the asset at any time to a third party or place it into a pool for securitization. The warranty that gave rise to the accounting treatment occurs in the unlikely event of either the Company’s borrower prepaying their loan to the transferee or defaulting on the loan in which case the SBA makes the payment to the transferee. In neither case will the Company be making the payment of the guaranteed portion. Economically, the Company is only liable for that amount lent to the Company over the par amount of the guaranteed portion, likely to be returned under the warranty; the non-returned part will be subsequently earned as premium upon recognition of the sale. Historically, over the past seven years, this has equaled about 3% in the aggregate of the premium amount. By electing to fair value the liability to its true economic value the segment and the company benefited from a gain approximating the difference between the premium amount and the amount potentially to be returned to the transferee.

In April 2010, the Company closed two five year term loans aggregating $14,583,000 with Capital One, N.A. which refinanced Newtek Small Business Finance’s $12,500,000 debt to General Electric Commercial Capital as well as the existing $2,083,000 term loan between Capital One and NTS. This financing supports the lending operations of NSBF by providing working capital. Future SBA lending operations will be funded from internal sources while the Company uses its cash flow to pay down these loans over the next five years. The Company guarantees these term loans.

The Company’s effective income tax rate decreased from approximately 48% in the first quarter of 2009 to approximately 34% in the first quarter of 2010 mainly due to a release of a valuation allowance that occurred in 2009. In 2009, the Company determined certain losses that previously had been valued at zero will be utilized against current and future tax profits of the Company and therefore released a valuation allowance related to those previously reserved assets.

The decrease in the Company’s cash and cash equivalents from $12,581,000 to $9,146,000 primarily reflects effects from the resumption of lending by the Company’s SBA lender for a second consecutive quarter. Partially the decline represents timing differences between the transfer of the guaranteed portions of the loans and receipt of cash thereon that increased $2,806,000 over the amount from year end and partially it reflects the Company using its cash resources rather than a financing line to support its SBA lender origination of SBA loans. Overall, we believe that throughout 2010 the Company has and will continue to enjoy improvements from increased revenues and both the full year benefit from the expense reductions made previously as well as the continuing cost cutting efforts in 2010.

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

Capcos: Thirteen certified capital companies, which invest in small- and medium-sized businesses. They generate non-cash income from tax credits and non-cash interest.

Segment Results:

The results of the Company’s reportable segments for the three months ended March 31, 2010 and 2009 are discussed below.

Electronic Payment Processing

	Three months ended March 31:
(In thousands):	2010	2009	$ Change	% Change
Revenue:
Electronic payment processing	$18,756	$15,760	$2,996	19%
Interest income	7	14	(7)	(50)%

Total revenue	18,763	15,774	2,989	19%

Expenses:
Electronic payment processing costs	15,872	12,941	2,931	23%
Salaries and benefits	1,081	1,132	(51)	(5)%
Professional fees	88	55	33	60%
Depreciation and amortization	416	460	(44)	(10)%
Other general and administrative costs	222	223	(1)	—%

Total expenses	17,679	14,811	2,868	19%

Income before income taxes	$1,084	$963	$121	13%

Electronic payment processing revenue increased $2,989,000 or 19% between years principally due to the overall impact of growth in organic revenue of 20% while revenues from acquired portfolios decreased overall revenue growth by 1% between periods due to merchant attrition. The growth in organic revenue was partially due to the impact of an increase in the average number of merchants under contract between years of 8%. The remaining increase in organic revenue between periods is due to an increase in the average monthly processing volume per merchant. The increase in the average monthly processing volume per merchant is due in part to the addition of several larger volume processing merchants as well as year-over-year growth in processing volumes from existing merchants between periods.

Electronic payment processing costs increased $2,931,000 or 23% between years. Electronic payment processing costs resulting from acquired portfolios had the overall effect of decreasing such costs by approximately 1% between periods due to merchant attrition. Organic electronic payment processing costs had the effect of increasing total electronic payment processing cost by 24% between years. As a percent of processing revenues, processing revenues less electronic payment processing cost (“margin”) declined approximately 2.5% from 17.9% in 2009 to 15.4% in 2010. A lower contribution to margin from acquired portfolios contributed 0.7% to the decline in margin. The remaining decline in margin of 1.8% is attributable to increased contractual residual rates paid to some third-party sales referral sources coupled with the impact on margin of the mix of new merchants sold by such third-parties. The overall margin percentage derived from merchants sold or acquired through other sales channels was unchanged between periods. Margin on a dollar basis increased by $65,000 period over period.

Excluding electronic payment processing costs, other costs decreased $63,000 between periods. Depreciation and amortization costs decreased $44,000 between years as the result of previously acquired portfolio intangible assets becoming fully amortized between periods. Remaining costs decreased $19,000 principally as a result of a change in the mix of personnel staffing between periods.

Income before benefit for income taxes increased $121,000 to $1,084,000 in 2010 from $963,000 in 2009. An increase in the dollar margin of operating revenues less EPP processing costs due to the overall growth in sales volumes processed between periods coupled with cost reductions in other expenses resulted in the increase in income before benefit for income taxes between periods.

Web Hosting

	Three months ended March 31:
(In thousands):	2010	2009	$ Change	% Change
Revenue:
Web hosting	$4,788	$4,672	$116	2%
Interest income	2	3	(1)	(33)%

Total revenue	4,790	4,675	115	2%

Expenses:
Salaries and benefits	1,416	1,186	230	19%
Interest	18	33	(15)	(45)%
Professional fees	144	81	63	78%
Depreciation and amortization	490	792	(302)	(38)%
Other general and administrative costs	1,790	1,667	123	7%

Total expenses	3,858	3,759	99	3%

Income before income taxes	$932	$916	$16	2%

The segment derives revenue primarily from monthly recurring fees from hosting websites, including monthly plans for shared hosting, dedicated servers and virtual instances. Web hosting revenue between periods increased $116,000, or 2%, to $4,788,000 for the three months ended March 31, 2010 over the same period in 2009 due to improved revenue per plan, organic growth of hosted virtual instances, and sales of custom website development services. NTS sales promotions and service and plan enhancements failed to drive growth in plans but did help to improve revenue.

The increase in revenue reflects an increase in average quarterly revenue per plan of 9% to $76.53 from $69.94 offset by a decrease in the average number of total plans by 4,240 for the three months ended March 31, 2010 as compared to the same period in 2009, or 6%, to 62,568 from 66,808. Improvement in revenue per plan primarily reflects the greater growth in virtual instances and customers gravitating towards higher-end services combined with additional options and services. The average number of dedicated server plans for the three months ended March 31, 2010, which generate a higher monthly fee versus shared hosting plans, decreased by 38 between periods, or 2%, to an average of 2,202 from an average of 2,240 for the same period in 2009. The average number of shared hosting plans decreased 4,285, or 7%, to 60,187 for the three months ended March 31, 2010, from 64,472 for the same period in 2009; the reduction in shared plans without replacement with new revenue streams has become a drag on revenue growth. The average number of virtual instance plans increased 83, or 87%, to 179 for the three months ended March 31, 2010, from 96 for the same period in 2009. The trend in decreasing total shared and dedicated plan counts began in the fourth quarter of 2008, however, the dedicated server plan counts have increased by 68 in the first quarter 2010 as compared to the fourth quarter of 2009, which had an average count of 2,134. Current economic conditions, although starting to improve, and increased competition continue to have an effect on plan count growth.

Total segment expenses increased by 3%, or $99,000, as compared to the 2%, or $115,000, growth in revenues for the three months ended March 31, 2010. The majority of the 3% or $99,000 increase in expenses between periods reflects an increase in other general and administrative costs of $123,000, an increase in salaries and benefits of $230,000, and an increase in professional fees of $63,000, offset by a decrease in depreciation and amortization of $302,000 and a decrease in interest expense of $15,000. The increase in other general and administrative costs was primarily due to a $61,000 increase in rent and utilities, a $15,000 increase in processing costs, an $8,000 increase in licenses and permits, a $32,000 increase in office and other costs and a $29,000 increase in bad debt expense. The increases were offset in part by a $7,000 decrease in internet and communications, a result of renegotiations of internet and telephone contracts, and an approximate decrease of $15,000 in marketing costs. Salaries and benefits increased $230,000 mainly due to a $41,000 increase in benefit costs and an approximate 25% increase in headcount relating to sales and customer service. As a result of salaries and benefits having grown at a higher rate than revenue growth, management has taken action to reduce salaries and benefits expense throughout the rest of the year. The $302,000 decrease in depreciation and amortization was primarily due to the intangible assets (the customer account and non-compete covenant from the time of acquisition) being fully amortized as of June 30, 2009 and the slowing of capital expenditures as a result of more efficient use of the already existing equipment within the datacenter and the decrease in the number of dedicated sites. The increase of $63,000 in professional fees was due to higher legal and consulting fees for the three months ended March 31, 2010. Income before income taxes increased 2% or $16,000 to $932,000 for the three months ended 2010 from $916,000 for the same period in 2009. The improvement in profitability primarily resulted from the slight increase in web site plan revenue combined with a decrease in depreciation and amortization.

Small Business Finance

	Three months ended March 31:
(In thousands):	2010	2009	$ Change	% Change
Revenue:
Premium income	$—	$446	$(446)	(100)%
Servicing fee	457	400	57	14%
Interest income	336	428	(92)	(21)%
Management fees	146	146	—	—%
Other income	383	423	(40)	(9)%

Total revenue	1,322	1,843	(521)	(28)%

Net change in fair market value of:
Liability on SBA loans transferred, subject to premium recourse	979	—	979	—%

Expenses:
Salaries and benefits	796	742	54	7%
Interest	333	418	(85)	(20)%
Management fees	115	115	—	—%
Professional fees	140	69	71	103%
Depreciation and amortization	212	229	(17)	(7)%
Provision for loan losses	453	424	29	7%
Other general and administrative costs	362	439	(77)	(18)%

Total expenses	2,411	2,436	(25)	(1)%

Loss before income taxes	$(110)	$(593)	$(483)	(81)%

Revenue is derived primarily from premium income generated by the sale of the guaranteed and unguaranteed portions of SBA loans. The implementation of ASC Topic 860, “Transfers and Servicing”, which became effective January 1, 2010, has delayed the recognition of the premium income. Additionally, the Company derives revenue from interest income on SBA loans held for investment, servicing fee income on the guaranteed portions of SBA loans previously sold, servicing income for loans originated by other lenders for which NSBF is the servicer, and financing and billing services, classified as other income above, provided by Newtek Business Credit (“NBC”). Most SBA loans originated by NSBF charge an interest rate equal to the Prime rate plus an additional percentage amount; the interest rate resets to the current Prime rate on a monthly or quarterly basis which will result in changes to the amount of interest accrued for that month and going forward and a re-amortization of a loan’s payment amount until maturity.

Generally, NSBF sells the guaranteed portion of each loan to a third party via an SBA regulated secondary market transaction utilizing SBA form 1086 and retains the unguaranteed principal portion in its own portfolio. SBA form 1086 requires, as part of the transferor’s representations and warranties, that the transferor repay any premium received from the transferee if either the SBA 7(a) loan borrower prepays the loan within 90 days of the transfer settlement date or fails to make one of its first three loan payments after the settlement date in a timely fashion and then proceeds to default within 275 days of the settlement date. Under ASC Topic 860, “Transfers and Servicing”, effective January 1, 2010, such recourse precludes sale treatment of the transferred guaranteed portions during this warranty period; rather NSBF is required to account for this as a financing arrangement with the transferee. Until the warranty period expires such transferred loans are classified as “SBA loans transferred, subject to premium recourse” with a matching liability “Liability on SBA Loans Transferred, subject to premium recourse”. The Company values the liability based on the probability of payment given the Company’s history of returning premium: the transferee will receive 100%

of the guaranteed portion from either the borrower or the SBA and approximately 3% of the premium amount from the Company in instances of default or prepayment during the warranty period. This calculation results in the recognition of the $979,000 identified above. At the expiration of the warranty period, the sale of the guaranteed portions of these loans as well as the corresponding gain is recognized into premium income, and the asset and liability eliminated. Recognition is estimated to occur from 90 days of settlement date, which for the loans sold in the first quarter 2010 will begin at the end of the second and continue throughout the third quarter of 2010.

As a result of the implementation of ASC Topic 360, the Company did not record premium income during the first quarter 2010 compared with $446,000 for the three months ended March 31, 2009. During the three months ended March 31, 2010, the Company transferred 17 guaranteed loans aggregating $11,002,000 compared with 13 guaranteed loans sold aggregating $7,302,000 in the same period for the prior year. Premiums on guaranteed loan sales averaged 102.4% with 1% servicing in the quarter ended March 31, 2009. At the end of the fourth quarter 2009, the secondary markets stabilized, which resulted in an increase in premiums on guaranteed loan sales for the first quarter 2010 to an average of 109.21%, levels more consistent with those realized prior to the second half of 2008. However, as discussed above the recognition of the revenue from these sales were delayed into future periods.

Servicing fee income related to SBA loans increased by $57,000 due primarily to the addition of servicing income associated with the FDIC contract, which totaled $65,000 for the three months ended March 31, 2010; there was no corresponding FDIC income in the prior quarter. This increase was offset by a slight decrease in the average NSBF servicing portfolio. For the quarter ended March 31, 2010, the average NSBF servicing portfolio was $127,298,000 compared with $128,282,000 for the three months ended March 31, 2009.

Interest income decreased $92,000 due primarily to a reduction in the average outstanding portfolio from $32,313,000 in the first three months of 2009 to $28,495,000 in the first three months of 2010.

Other income decreased by $40,000 due to reductions in late payment and other loan-related income at NSBF as well as a reduction in billing services revenue earned by Newtek Business Credit. The average number of billing service customers decreased by 14 from an average of 90 to an average of 76 during the three months ended March 31, 2009 and 2010, respectively.

As a result of the implementation of ASC Topic 360, the Company established a new liability, “Liability for SBA loan transferred, subject to recourse” to account for transfers of the guaranteed portions sold via SBA regulated secondary market transactions as financings during the duration of the premium warranty period. As discussed above, contemporaneous with the implementation the Company elected to fair value the new liability. As a result, the Company recognized a gain of $979,000 in the quarter from the reduction of the value of the liability based on its economic likelihood of repayment.

Salaries and benefits increased by $54,000 as additional staff was added in the originating, servicing and liquidation departments in connection with the resumption of lending that began in the third quarter of 2009. Payroll expense at NBC was consistent with the prior quarter. The Company believes it has adequate staff to service its portfolio and originate loans. Combined headcount increased by 11.8% from 34 at March 31, 2009, to 38 at March 31, 2010.

After deducting the amortization of deferred financing costs associated with the lines of credit held by NSBF and NBC of $107,000 for the three months ended March 31, 2009 and $70,000 for the three months ended March 31, 2010, interest expense decreased from $311,000 to $263,000 for the same periods, respectively. The decrease in amortization of deferred financing costs for the quarter ended March 31, 2010, was due to the extension of the line of credit under the Fifth Amendment in July 2009 through May 2010 which extended the amortization period of the remaining asset. The decrease in interest expense was attributable to the average line outstanding with GE decreasing from $16,409,000 to $11,894,000 quarter over quarter which had a more significant impact than the average interest rate charged increasing from 6.03% to 7.18%, for the quarters ended March 31, 2009 and 2010, respectively. The combined average line outstanding to external sources decreased from $18,232,000 to $14,004,000 for the periods ended March 31, 2009 and 2010, respectively.

Professional fees for the three months ended March 31, 2010 increased by $71,000 primarily due to the increase in consulting and accounting expenses, which was partially offset by a decrease in legal expense.

Other general and administrative costs decreased by $77,000 due primarily to a $95,000 reduction in loan recovery expenses in connection with losses recorded in the prior quarter on foreclosed property and a $36,000 reduction in force placed insurance at NSBF during the quarter ended March 31, 2010. These cost reductions were partially offset by a $51,000 increase in loan servicing expenses as a result of the Company resuming loan originations during the current quarter.

Consideration in arriving at the provision for loan loss includes past and current loss experience, current portfolio composition, future estimated cash flows, and the evaluation of real estate and other collateral as well as current economic conditions. Although the quarterly provision for loan loss decreased slightly quarter over quarter, the reserve for loan losses as compared to the gross portfolio balance increased from $3,592,000 or 11.7% at March 31, 2009 to $4,178,000 or 14.4% at March 31, 2010. Total impaired non-accrual loans at March 31, 2009 and March 31, 2010, amounted to $6,741,000 and $8,448,000, respectively, with $2,530,000 or 37.5% and $3,212,000 or 37.9% of the allowance for loan losses being allocated against such impaired non-accrual loans, respectively. The year over year increase in the reserve balance on an absolute and as a percentage of impaired non-accrual loans reflects the effects the recession has had on NSBF’s borrowers and the borrowers’ assets underlying the loans. We believe that although the economic situation has improved which should result in the stabilization of the amount of impaired non-accrual loans, we cannot predict when the allowance for loan losses will improve.

While premium and interest income decreased for the quarter, the resumption of loan originations and transfers in 2010 coupled with reductions in expenses resulted in an 81% improvement in net loss quarter over quarter.

Capcos

	Three months ended March 31:
(In thousands):	2010	2009	$ Change	% Change
Revenue:
Income from tax credits	$746	$1,536	$(790)	(51)%
Interest income	29	42	(13)	(31)%
Other income	5	—	5	—%

Total revenue	780	1,578	(798)	(51)%

Net change in fair market value of:
Credits in lieu of cash and Notes payable in credits in lieu of cash	161	537	(376)	(70)%

Expenses:
Interest	916	2,064	(1,148)	(56)%
Management fees	731	880	(149)	(17)%
Professional fees	104	152	(48)	(32)%
Other general and administrative costs	91	122	(31)	(25)%

Total expenses	1,842	3,218	(1,376)	(43)%

Loss before income taxes	$(901)	$(1,103)	$(202)	(18)%

As described in Note 3 to the condensed consolidated financial statements, effective January 1, 2008, the Company adopted fair value accounting for its financial assets and financial liabilities concurrent with its election of the fair value option for substantially all credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance. These are the financial assets and liabilities associated with the Company’s Capco notes that are reported within the Company’s Capco segment. The table above reflects the effects of the adoption of fair value measurement on the income and expense items (income from tax credits, interest expense and insurance expense) related to the revalued financial assets and liability for the three months ended March 31, 2010 and 2009. In addition, the net change to the revalued financial assets and liability for the three months ended March 31, 2010 and 2009 is reported in the line “Net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash” on the condensed consolidated statement of operations.

Revenue is derived primarily from non-cash income from tax credits. The decrease in first quarter 2010 revenue versus the first quarter 2009 reflects the effect of the lower interest rate used under fair value accounting. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods through 2016, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense. Management fees decreased 17%, or $149,000, to $731,000 for the three months ended March 31, 2010 from $880,000 for the same period ended 2009. Management fees, which are eliminated upon consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. Interest expense decreased 56%, or $1,148,000, to $916,000 for the three months ended March 31, 2010 from $2,064,000 as a result of the lower interest rate used under the fair value accounting for the period.

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

All Other

	Three months ended March 31:
(In thousands):	2010	2009	$ Change	% Change
Revenue:
Interest income	$11	$16	$(5)	(31)%
Insurance commissions	207	200	7	4%
Other income	119	170	(51)	(30)%

Total revenue	337	386	(49)	(13)%

Expenses:
Salaries and benefits	403	492	(89)	(18)%
Professional fees	57	79	(22)	(28)%
Depreciation and amortization	45	30	15	50%
Other general and administrative costs	180	189	(9)	(5)%

Total expenses	685	790	(105)	(13)%

Loss before income taxes	$(348)	$(404)	$(56)	(14)%

The All Other segment includes revenues and expenses primarily from Newtek Insurance Agency, LLC and qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments.

The revenue decrease of $49,000 is primarily due to the decrease in other income of $51,000 in the first quarter of 2010 as compared to the first quarter of 2009, primarily due to a recovery of an investment previously written off of $39,000 in the first quarter of 2009 that has not reoccurred in the first quarter of 2010. Interest income decreased as a result of a decrease in cash and cash equivalents during the first quarter of 2010 as compared with the first quarter of 2009. Insurance commissions remained flat period over period.

Salaries and benefits decreased by $89,000, or 18% to $403,000 for the three months ended 2010, as compared to $492,000 for same period 2009, as a result of management’s cost cutting initiatives in the insurance agency and other entities. Professional fees declined by $22,000, or 28% to $57,000 for first quarter ended 2010 as compared to $79,000 for 2009. Other general administrative costs decreased by $9,000, or 5% to $180,000 for the first quarter ended 2010, as compared to $189,000 for 2009.

Corporate activities

	Three months ended March 31:
(In thousands):	2010	2009	$ Change	% Change
Revenue:
Management fees	$700	$848	$(148)	(17)%
Interest income	8	3	5	167%
Other income	—	9	(9)	(100)%

Total revenue	708	860	(152)	(18)%

Expenses:
Salaries and benefits	1,297	1,239	58	5%
Professional fees	255	566	(311)	(55)%
Depreciation and amortization	90	122	(32)	(26)%
Other general and administrative costs	597	790	(193)	(24)%

Total expenses	2,239	2,717	(478)	(18)%

Loss before income taxes	$(1,531)	$(1,857)	$(326)	(18)%

Revenue is derived primarily from management fees earned from the Capcos, which amount to 2.5% of certified capital. Management fee revenue declined 17%, or $148,000, to $700,000 for the three months ended March 31, 2010 from $848,000 for the first quarter of 2009. Management fees, which are eliminated upon consolidation, are expected to continue to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not accrued.

Expenses declined $478,000, or 18%, in the first quarter of 2010 from the comparable period in 2009. Salaries and benefits increased $58,000 or 5% to $1,297,000 for the first quarter of 2010 as compared to $1,239,000 for the same period ended 2009. Professional fees decreased $311,000, or 55%, during the three months ended March 31, 2010 as compared to the same period in 2009, mainly due to a decrease in legal and audit fees. As a result of the Company’s cost cutting initiatives, other general and administrative costs decreased $193,000 or 24% to $597,000 for the first quarter of 2010 as compared to $790,000 for the same period ended 2009.

Critical Accounting Policies and Estimates:

The Company’s significant accounting policies are described in Note 1 of the Notes to Condensed Consolidated Financial Statements included in its Form 10-K for the fiscal year ended December 31, 2009. A discussion of the Company’s critical accounting policies, and the related estimates, are included in Management’s Discussion and Analysis of Results of Operations and Financial Position in its Form 10-K for the fiscal year ended December 31, 2009.

Liquidity and Capital Resources

Cash requirements and liquidity needs over the next twelve months are anticipated to be funded primarily through operating results and available cash and cash equivalents. In April 2010, the Company closed two five year term loans aggregating $14,583,000 with Capital One, N.A. which refinanced Newtek’s SBA lender’s $12,500,000 debt to GE as well as the existing $2,083,000 term loan between Capital One and NTS. Previously the SBA lender utilized its $15 million GE line of credit to originate and warehouse the guaranteed and unguaranteed portion of SBA loans; going forward the SBA lender will fund its cash requirements and liquidity needs through available cash and cash equivalents and the cash resources of Newtek. The receivables financing unit utilizes the $10 million Wells Fargo line of credit to purchase receivables. There are no cross covenants or collateralization between the Wells Fargo lending facility and the Capital One term loans. The availability of the Wells Fargo line of credit and the performance of the Capital One term loans are subject to compliance with certain covenants and collateral requirements as set forth in their respective agreements. The Company guarantees these loans for the subsidiaries: Capital One for the amount borrowed and Wells Fargo for up to $800,000. As of March 31, 2010 and excluding the subsequently repaid GE line of credit, the Company’s unused sources of liquidity consisted of $9,146,000 in unrestricted cash and cash equivalents and $456,000 available through the Wells Fargo line of credit (results below show the use of the GE line of credit still extant as of March 31, 2010).

Restricted cash totaling $7,821,000, which is primarily held in the Capcos, can be used in managing and operating the Capcos, making qualified investments, to repay debt obligations, and for the payment of taxes on capco income.

In summary, Newtek generated and used cash as follows:

(Dollars in thousands)

	For the three months ended March 31,
	2010	2009
Net cash (used in) provided by operating activities	$(4,436)	$5,032
Net cash (used in) provided by investing activities	(2,164)	501
Net cash provided by (used in) financing activities	3,165	(5,894)

Net decrease in cash and cash equivalents	(3,435)	(361)

Cash and cash equivalents, beginning of period	12,581	16,852

Cash and cash equivalents, end of period	$9,146	$16,491

Net cash flows (used in) provided by operating activities decreased $9,468,000 to $(4,436,000) for the period ended March 31, 2010 compared to net cash flows provided by operations of $5,032,000 for the period ended March 31, 2009. This primarily reflects the use of funds for lending and purchasing receivables by our Small business finance segment in the current quarter whereas the 2009 quarter benefitted from the sale of SBA loans held for sale originated in 2008. For the quarter ended March 31, 2009, proceeds from sale of SBA loans held for sale sold via SBA regulated secondary market transactions benefited from selling $6,133,000 of Loans held for sale originated in 2008. For the quarter ended March 31, 2010 and reflecting the effects of ASC Topic 860 “Transfers and Servicing” which became effective on January 1, 2010 (discussed above), the Company transferred, rather than sold, via SBA regulated secondary market transactions, $11,002,000 of the guaranteed portions of SBA 7(a) loans in return for $2,739,000 of Cash and $9,273,000 of Broker receivable. Under ASC Topic 860 the transfer is considered a financing until the end of the premium warranty period. The receipt of Cash and the Broker receivable therefore gave rise to a new liability (“Liability for SBA loans transferred, subject to recourse”) of $12,012,000 (subsequently fair valued to $11,033,000); the transferred loans remain on the financial statements of the Company as a new asset “SBA loans transferred, subject to premium recourse”. Because 2009 ended with a $6,467,000 Broker receivable collected at the start of the quarter, net cash used from the originations of SBA loans held for sale and subsequent transfer into SBA loans transferred, subject to premium recourse resulted in the use of $(4,335,000). Part of this amount was offset by the creation of the Liability for SBA loans transferred, subject to recourse shown in the Cash flows from financing activities described below. The Broker receivable was collected subsequent to quarter end. Upon the expiration of the premium warranty periods for the transferred loans, the transfers will be accounted for as sales, the asset and liability will be eliminated, the gain on fair value for the liability will be reversed, and the gain on sale will be recognized. ASC Topic 860 changed the accounting treatment for the sale of these loans but did not change their effect on the liquidity of the Company.

Net cash (used in) provided by investing activities primarily includes the purchase of fixed assets and customer accounts, activity regarding the unguaranteed portions of SBA loans, changes in restricted cash and activities involving investments in qualified businesses. Net cash (used in) provided by investing activities decreased by $2,665,000 to cash used of $(2,164,000) for the period ended March 31, 2010 compared to cash provided of $501,000 for the period ended March 31, 2009. The decrease was due primarily to a greater amount of SBA loans originated for investment for the three month period, $(1,476,000) in 2010, versus $(304,000) in 2009, a lesser return from qualified investments in 2010, $53,000, as compared to the return of $908,000 in 2009; and a decrease in Payments received on SBA loans from $912,000 in 2009 to $621,000 in 2010. The change in restricted cash provided $345,000 less cash flows in 2010, or $(860,000), versus cash flows used of $(515,000) in 2009.

Net cash flows provided by (used in) financing activities primarily includes the net borrowings (repayments) on bank notes payable to Capital One, Wells Fargo, and GE as well as the cash portion of the Liability for SBA loans transferred, subject to recourse. Net cash flows provided by (used in) financing activities increased by $9,059,000 to cash provided of $3,165,000 for the period ended March 31, 2010 from a cash use of $(5,894,000) for the period ended March 31, 2009. The primary reason for the increase was the 2009 period reflected the repayment of $(5,857,000) primarily from the application of Proceeds from sale of SBA loans held for sale to the GE line while the current quarter reflected both the $2,739,000 of cash received from the SBA loans transferred, subject to recourse which is considered a financing under ASC Topic 860 and an increase of $431,000 of bank loans payable from an increase in use of the Wells Fargo line offset by a decrease in use by the GE line.

The $(3,435,000) decrease in cash and cash equivalents in 2010 primarily reflects the timing difference between cash used to fund loan originations and the receipt of cash from the transfer of SBA loans held for sale. Improved revenues and cost cutting initiatives which continue to reduce the Company’s cash used to fund operations should continue to benefit liquidity in the future.

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

Because the SBA lender borrowed money to finance its loan portfolio, our net operating income is dependent upon the difference between the rate at which we borrowed funds and the rate at which we lend these funds. The Company had outstanding under its credit line with GE approximately $11,996,000 at March 31, 2010. The interest rate on the note was variable, based on the current Prime rate plus 3.75%. As of March 31, 2010, the interest rate being charged to NSBF was 7.00%. As described above, in April 2010, the SBA lender refinanced its debt to GE with a five year $12,500,000 term loan with Capital One, N.A. The interest rate on the Loan is variable based on the monthly LIBOR rate plus 4.25% or Prime plus 2.25%, but no lower than 5.75%. NTS has identical variable interest rates for its Capital One term note.

There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have the effect of a net increase (decrease) in assets by less than 1% for 2010. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect a net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

Additionally, we do not have significant exposure to changing interest rates on invested cash which was approximately $16,967,000 at March 31, 2010. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions with ratings from Standard and Poor’s of A- or better. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of March 31, 2010, cash deposits in excess of FDIC and SIPC insurance totaled approximately $1,652,000 and funds held in U.S. Treasury only money market funds or equivalents in excess of SIPC insurance totaled approximately $7,467,000.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective to provide assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEWTEK BUSINESS SERVICES, INC.

Date: May 13, 2010	By:	/s/ Barry Sloane
Barry Sloane Chairman of the Board, Chief Executive Officer and Secretary

Date: May 13, 2010	By:	/s/ Seth A. Cohen
Seth A. Cohen Chief Financial Officer and Treasurer