Form 10-Q
period 2010-06-30
NEWTEK BUSINESS SERVICES INC
filed 2010-08-12
CIK 1094019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated Filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of August 9, 2010, there were 36,741,921 of the Company’s Common Shares outstanding.

Item 1. Financial Statements

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(In Thousands, except for Per Share Data)

	Three Months ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating revenues:	$28,006	$27,077	$53,859	$51,198

Net change in fair market value of:
Liability on SBA loans transferred, subject to premium recourse	1,047	—	2,026	—
Credits in lieu of cash and notes payable in credits in lieu of cash	13	473	174	1,010

Total net change in fair market value	1,060	473	2,200	1,010

Operating expenses:
Electronic payment processing costs	17,249	14,110	33,124	27,054
Salaries and benefits	4,699	4,497	9,688	9,307
Interest	1,017	3,605	2,284	6,122
Depreciation and amortization	1,175	1,570	2,431	3,219
Provision for loan losses	400	509	853	933
Other general and administrative costs	4,012	4,034	8,039	8,426

Total operating expenses	28,552	28,325	56,419	55,061

Income (loss) before income taxes	514	(775)	(360)	(2,853)
Benefit for income taxes	370	131	667	1,145

Net income (loss)	884	(644)	307	(1,708)
Net loss attributable to non-controlling interests	47	7	157	95

Net income (loss) attributable to Newtek Business Services, Inc.	$931	$(637)	$464	$(1,613)

Weighted average common shares outstanding - basic	35,648	35,625	35,648	35,625

Weighted average common shares outstanding - diluted	35,803	35,625	35,796	35,625

Income (loss) per share - basic and diluted	$0.03	$(0.02)	$0.01	$(0.05)

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2010 AND DECEMBER 31, 2009

(In Thousands, except for Per Share Data)

	June 30, 2010	December 31, 2009
	Unaudited	(Note 1)
ASSETS
Cash and cash equivalents	$7,790	$12,581
Restricted cash	9,380	6,739
Broker receivable	8,065	6,467
SBA loans held for investment (net of reserve for loan losses of $3,698 and $3,985, respectively)	24,281	23,257
Accounts receivable (net of allowance of $442 and $211, respectively)	8,245	5,012
SBA loans held for sale	323	200
Prepaid expenses and other assets (net of accumulated amortization of deferred financing costs of $2,634 and $2,491, respectively)	6,864	7,502
Servicing asset (net of accumulated amortization and allowances of $4,867 and $4,539, respectively)	2,146	2,436
Fixed assets (net of accumulated depreciation and amortization of $13,570 and $12,276, respectively)	3,156	3,631
Intangible assets (net of accumulated amortization of $11,102 and $10,299, respectively)	3,520	4,218
SBA loans transferred, subject to premium recourse	21,114	—
Credits in lieu of cash	42,632	51,947
Goodwill	12,092	12,092

Total assets	$149,608	$136,082

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$8,575	$8,314
Notes payable	18,150	16,298
Deferred revenue	1,805	1,862
Liability on SBA loans transferred, subject to premium recourse	21,176	—
Notes payable in credits in lieu of cash	42,632	51,947
Deferred tax liability	2,879	3,634

Total liabilities	95,217	82,055

Commitments and contingencies
Equity:
Newtek Business Services, Inc. stockholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, 36,688 and 36,674 issued, respectively; 35,653 and 35,648 outstanding, respectively, not including 83 shares held in escrow)	734	733
Additional paid-in capital	57,318	57,302
Accumulated deficit	(4,510)	(4,974)
Treasury stock, at cost (1,035 and 1,026 shares, respectively)	(663)	(649)

Total Newtek Business Services, Inc. stockholders’ equity	52,879	52,412
Non-controlling interests	1,512	1,615

Total equity	54,391	54,027

Total liabilities and equity	$149,608	$136,082

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(In Thousands)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$307	$(1,708)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Income from tax credits	(1,302)	(4,250)
Accretion of interest expense	1,476	5,260
Fair market value adjustment on SBA loans transferred, subject to premium recourse	(2,026)	—
Fair market value adjustment of credits in lieu of cash and notes payable in credits in lieu of cash	(174)	(1,010)
Deferred income taxes	(756)	(1,197)
Depreciation and amortization	2,431	3,219
Provision for loan losses	853	933
Gain on sale/recovery of investments in qualified businesses	—	(1,039)
Other, net	(31)	201
Changes in operating assets and liabilities:
Originations of SBA loans held for sale	(123)	(2,669)
Originations of SBA loans transferred, subject to premium recourse	(23,536)	—
Liability on SBA loans transferred, subject to premium recourse	25,830	—
Proceeds from sale of SBA loans held for sale	—	8,802
Broker receivable	(1,598)	(1,249)
Prepaid expenses and other assets, accounts receivable and accrued interest receivable	(2,609)	1,541
Accounts payable, accrued expenses and deferred revenue	204	(1,674)
Other, net	(1,059)	(511)

Net cash (used in) provided by operating activities	(2,113)	4,649

Cash flows from investing activities:
Return of investments in qualified businesses	111	1,909
Purchase of fixed assets and customer merchant accounts	(928)	(899)
SBA loans originated for investment, net	(3,108)	(828)
Proceeds from sales of loans held for investment	—	400
Payments received on SBA loans	1,292	1,862
Change in restricted cash	(1,620)	(107)

Net cash (used in) provided by investing activities	(4,253)	2,337

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (CONTINUED)

	2010	2009

Cash flows from financing activities:
Net repayments on bank lines of credit	$(10,381)	$(5,203)
Proceeds from bank term note payable	12,500	—
Payments on bank term note payable	(268)	—
Other	(276)	(41)

Net cash provided by (used in) financing activities	1,575	(5,244)

Net (decrease) increase in cash and cash equivalents	(4,791)	1,742
Cash and cash equivalents - beginning of period	12,581	16,852

Cash and cash equivalents - end of period	$7,790	$18,594

Supplemental disclosure of cash flow activities:

Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$12,460	$19,079

Reduction in SBA loans transferred, subject to premium recourse due to SBA loans achieving sale status	$2,422	$—

Reduction in Liability on SBA loans transferred, subject to premium recourse due to SBA loans achieving sale status	$2,631	$—

Refinance of line of credit to term loan	$2,083	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Newtek Business Services, Inc. (“Newtek” or the “Company”) is a holding company for several wholly- and majority-owned subsidiaries, including thirteen certified capital companies which are referred to as Capcos, and several portfolio companies in which the Capcos own non-controlling or minority interests. The Company provides a “one-stop-shop” for business services to the small- and medium-sized business market and uses state of the art web-based proprietary technology to be a low cost acquirer and provider of products and services. The Company partners with companies, credit unions, and associations to offer its services.

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

Small Business Finance: Primarily consists of Newtek Small Business Finance, Inc. (“NSBF”), a nationally licensed, U.S. Small Business Administration (“SBA”) lender that originates, sells and services loans to qualifying small businesses, which are partially guaranteed by the SBA; and CDS Business Services, Inc. d/b/a Newtek Business Credit (“NBC”), which provides receivable financing.

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

The condensed consolidated financial statements of Newtek Business Services, Inc., its Subsidiaries and consolidated entities (the “Company” or “Newtek”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and include all wholly- and majority-owned subsidiaries, and several portfolio companies in which the Capcos own non-controlling minority interests, or those variable interest entities which Newtek is considered to be the primary beneficiary of. All inter-company balances and transactions have been eliminated in consolidation. Non-controlling interests (previously shown as minority interest) are reported below net income (loss) under the heading “Net loss attributable to non-controlling interests” in the unaudited condensed consolidated statements of operations and shown as a component of equity in the condensed consolidated balance sheets. See “New Accounting Standards” for further discussion.

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

Income from tax credits: Following an application process, a state will notify a company that it has been certified as a Capco. The state then allocates an aggregate dollar amount of tax credits to the Capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the Capco. The Capco is legally entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements and corresponding non-recapture percentages. At June 30, 2010, the Company had Capcos in six states and the District of Columbia. Each statute requires that the Capco invest a threshold percentage of Certified Capital in Qualified Businesses within the time frames specified. As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco program. Such a disqualification, or “decertification” as a Capco, results in a recapture of all or a portion of the allocated tax credits; the proportion of the recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks.

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

The allocation and utilization of Capco tax credits is controlled by the state law applicable to the Capco. In general, the Capco applies for tax credits from the state and is allocated a specific dollar amount of credits which are available to be earned. The Capco provides the state with a list of the Certified Investors, who have contractually agreed to accept the tax credits in lieu of cash interest payments on their notes. The tax credits are claimed by the Certified Investors on their state premium tax return as provided under each state Capco and tax law. State regulations specify the amount of tax credits a Certified Investor can claim and the period in which they can claim them. Each state periodically reviews the Capco’s operations to verify the amount of tax credits earned. In addition, the state maintains a list of Certified Investors and, therefore, has the ability to determine whether the Certified Investor is allowed to claim this deduction.

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

Upon recognition of the sale of loans to third parties, NSBF separately recognizes at fair value any servicing assets or servicing liabilities first, and then allocates the previous carrying amount between the assets sold and the interests that continue to be held by the transferor (the unguaranteed portion of the loan) based on their relative fair values at the date of transfer. The difference between the proceeds received and the allocated carrying value of the financial assets sold is recognized as a gain on sale of loans.

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

Other income: Other income represents revenues generated by NBC, as well as revenues derived from operating units that cannot be aggregated with other business segments, and one-time recoveries or gains on qualified investments. Revenue is recorded when there is pervasive evidence of an agreement, the related fees are fixed, the service, and or product has been delivered, and the collection of the related receivable is assured. Other income particular to NBC include the following components:

•

Receivable fees: Receivable fees are derived from the funding (purchase) of receivables from finance clients. The Company recognizes the revenue on the date the receivables are purchased at a percentage of face value as agreed to by the client at which time the Company takes ownership of the receivables. The Company also has arrangements with certain of its clients whereby it purchases the client’s receivables and charges interest at a specified rate based on the amount of funds advanced against such receivables. The funds provided are collateralized and the interest income is recognized as earned.

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

The detail of total operating revenues included in the condensed consolidated statements of operations is as follows for the three and six months ended:

	Three months ended June 30:		Six months ended June 30:
(In thousands):	2010	2009	2010	2009
Electronic payment processing	$20,404	$16,881	$39,160	$32,641
Web hosting	4,813	4,702	9,601	9,374
Interest income	452	430	843	928
Income from tax credits	556	2,714	1,302	4,250
Premium income	193	137	193	582
Servicing fee	674	424	1,132	825
Insurance commissions	204	217	412	417
Other income	710	1,572	1,216	2,181

Totals	$28,006	$27,077	$53,859	$51,198

Electronic Payment Processing Costs

Electronic payment processing costs consist principally of costs directly related to the processing of merchant sales volume, including interchange fees, VISA® and MasterCard® dues and assessments, bank processing fees and costs paid to third-party processing networks. Such costs are recognized at the time the merchant transactions are processed or when the services are performed. Two of the most significant components of electronic processing expenses include interchange and assessment costs, which are set by the credit card associations. Interchange costs are passed on to the entity issuing the credit card used in the transaction and assessment costs are retained by the credit card associations. Interchange and assessment fees are billed primarily as a percent of dollar volume processed and, to a lesser extent, as a per transaction fee. In addition to costs directly related to the processing of merchant sales volume, electronic payment processing costs also include residual expenses. Residual expenses represent fees paid to third-party sales referral sources. Residual expenses are paid under various formulae as contracted with such third-party referral sources, but are generally linked to revenues derived from merchants successfully referred to the Company and that begin using the Company for merchant processing services. Such residual expenses are typically ongoing as long as the referred merchant remains a customer of the Company and are recognized as expenses as related revenues are recognized in the Company’s condensed consolidated statements of operations.

Restricted Cash

Restricted cash includes cash collateral relating to a letter of credit; monies due on SBA loan-related remittances and insurance premiums received by the Company and due to third parties; cash held by the Capcos restricted for use in managing and operating the Capco, making qualified investments and for the payment of income taxes; cash held for future repayment under the Capital One loan agreement and a cash account maintained as a reserve against chargeback losses.

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

As of June 30, 2010 and 2009, the Company had two share-based compensation plans. At the Annual Meeting of Shareholders on May 26, 2010, a new plan was approved as a result of which one of the older plans is now suspended. For the three and six months ended June 30, 2010 and 2009, compensation cost charged to operations for those plans was $41,000 and $77,000 in 2010, respectively, and $28,000 and $65,000 in 2009, respectively, and is included in salaries and benefits in the accompanying condensed consolidated statements of operations.

There were no options or restricted stock awards granted during the three or six months ended June 30, 2010.

As of June 30, 2010 and December 31, 2009, there was $0 and $55,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plans, respectively.

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

The Company’s U.S. Federal and state income tax returns prior to fiscal year 2006 are closed, and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

For the three and six months ended June 30, 2010 and 2009, no single customer accounted for 10% or more of the Company’s revenue, or of total accounts receivable.

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

On July 21, 2010, the FASB issued Accounting Standards Update No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This standard is effective for interim and annual reporting periods after December 15, 2010. The Company is currently evaluating the impact of adopting the new standard on the condensed consolidated financial statements.

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

With the adoption of the fair value measurement of financial assets and financial liabilities and the election of the fair value option, credits in lieu of cash and notes payable in credits in lieu of cash are valued based on the yields at which financial instruments would change hands between a willing buyer and a willing seller when the former is not under any compulsion to buy and the latter is not under any compulsion to sell, both parties having reasonable knowledge of relevant facts. The accounting standards require the fair value of the assets or liabilities to be determined based on the assumptions that market participants use in pricing the financial instrument. In developing those assumptions, the Company identified characteristics that distinguish market participants generally, and considered factors specific to (a) the asset type, (b) the principal (or most advantageous) market for the asset group, and (c) market participants with whom the reporting entity would transact in that market.

Based on the aforementioned characteristics and in view of the Chartis credit enhancements, the Company believes that market participants purchasing or selling its Capcos’ debt, and therefore its credits in lieu of cash and notes payable in credits in lieu of cash, view nonperformance risk to be equal to the risk of Chartis nonperformance risk and as such both the fair value of credits in lieu of cash and notes payable in credits in lieu of cash should be priced to yield a rate equal to an applicable Chartis U.S. Dollar denominated debt instrument. Because the value of notes payable in credits in lieu of cash directly reflects the credit enhancement obtained from Chartis, the unamortized cost relating to the credit enhancement will cease to be separately carried as an asset on Company’s condensed consolidated balance sheets and is incorporated in notes payable in credits in lieu of cash.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2010 are as follows (in thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:

Credits in lieu of cash	$42,632	$—	$42,632	$—

Liabilities:
Notes payable in credits in lieu of cash	$42,632	$—	$42,632	$—

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2009 are as follows (in thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:

Credits in lieu of cash	$51,947	$—	$51,947	$—

Liabilities:
Notes payable in credits in lieu of cash	$51,947	$—	$51,947	$—

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

On December 31, 2009, the yield on the Chartis Note Basket was 6.92%. As of June 30, 2010, the date the Company revalued the asset and liability, the yields on the Chartis notes averaged 5.42% reflecting changes in interest rates in the marketplace. This decrease in yield increased both the fair value of the credits in lieu of cash and the fair value of the notes payable in credits in lieu of cash. The Company increased the value of the credits in lieu of cash to equal the value of the notes payable in credits in lieu of cash because the credits in lieu of cash can only be used to satisfy the liability and must equal the value of the notes payable in credits in lieu of cash at all times. The net change in fair value reported in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2010 was a gain of $13,000 and $174,000, respectively.

On December 31, 2008, the yield on the Chartis Note Basket was 11.76%. As of June 30, 2009, the date the Company revalued the asset and liability, the yields on the Chartis notes averaged 18.27% reflecting changes in interest rates in the marketplace. This increase in yield decreased both the fair value of the credits in lieu of cash and the fair value of the notes payable in credits in lieu of cash. The Company reduced the value of the credits in lieu of cash to equal the value of the notes payable in credits in lieu of cash because the credits in lieu of cash can only be used to satisfy the liability and must equal the value of the notes payable in credits in lieu of cash at all times. The net change in fair value reported in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2009 was a gain of $473,000 and $1,010,000, respectively.

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

FAIR VALUE OPTION ELECTION – LIABILITY ON SBA LOANS TRANSFERRED, SUBJECT TO PREMIUM RECOURSE

Effective January 1, 2010, a new accounting standard codified into ASC Topic 860, “Transfers and Servicing,” requires the Company to establish a new liability related to the guaranteed portion of SBA 7(a) loans contractually sold but subject to premium recourse. Contemporaneous with the adoption of this new accounting standard the Company elected the fair value option for valuing this new liability, which is captioned in the condensed consolidated financial statements as “Liability on SBA loans transferred, subject to premium recourse”. Management elected to adopt the fair value option election because it more accurately reflects the economic transaction. Within the fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value, the Company utilizes Level 3 unobservable inputs which reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the liability (including assumptions about risk). The Company values the liability based on the probability of payment given the Company’s history of returning premium: the transferee will receive 100% of the guaranteed portion from either the borrower or the SBA and approximately 3% of the premium amount from the Company. The aforementioned return of premiums is triggered by either the borrower’s prepayment of the loan within 90 days of the transfer settlement date or the borrower’s default within 275 days of the settlement date on loans where any of the borrower’s first three payments were delinquent.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2010 are as follows (in thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Liabilities:

Liability on SBA loans transferred, subject to premium recourse	$21,176	$—	$—	$21,176

Below is a summary of the activity in the Liability on SBA loans transferred, subject to premium recourse for the six months ended June 30, 2010 (In thousands):

Balance at December 31, 2009	$—
Liability on SBA loans transferred, subject to premium recourse	23,605
SBA loans sold, no longer subject to premium recourse	(2,429)

Balance at June 30, 2010	$21,176

OTHER FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis are as follows (in thousands):

	Fair Value Measurements at June 30, 2010 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets

Impaired loans	$6,147	$—	$—	$6,147	$(851)

Other real-estate owned	117	—	117	—	(4)

Total assets	$6,264	$—	$117	$6,147	$(855)

	Fair Value Measurements at December 31, 2009 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets

Impaired loans	$5,302	$—	$—	$5,302	$(2,239)

Impaired customer merchant accounts	—	—	—	—	(126)

Other real-estate owned	132	—	132	—	(314)

Total assets	$5,434	$—	$132	$5,302	$(2,679)

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

NOTE 4 – SBA LOANS:

SBA loans are primarily concentrated in the hotel and motel industry (10% of the portfolio) and the restaurant industry (12% of the portfolio), as well as geographically in Florida (27% of the portfolio) and New York (13% of the portfolio). Below is a summary of the activity in the SBA loans held for investment, net of SBA loan loss reserves for the six months ended June 30, 2010 (In thousands):

Balance at December 31, 2009	$23,257
SBA loans funded for investment	3,029
Payments received	(1,292)
Provision for SBA loan losses	(853)
Loans foreclosed into real estate owned	(12)
Discount on loan originations, net	152

Balance at June 30, 2010	$24,281

Below is a summary of the activity in the reserve for loan losses for the six months ended June 30, 2010 (In thousands):

Balance at December 31, 2009	$3,985
SBA loan loss provision	853
Recoveries	45
Loan charge-offs	(1,185)

Balance at June 30, 2010	$3,698

Below is a summary of the activity in the SBA loans held for sale for the six months ended June 30, 2010 (In thousands):

Balance at December 31, 2009	$200
Originations of SBA Loans held for sale	23,659
SBA loans transferred, subject to premium recourse	(23,536)

Balance at June 30, 2010	$323

SBA loans transferred, subject to premium recourse represents fully funded SBA loans which were transferred during the quarter, but cannot yet be considered as sold as a result of the recourse provision under SBA Form 1086. The value of the SBA loans transferred equals the amount of the guaranteed portion of the loans transferred.

All loans are priced at the Prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with the Company. As of June 30, 2010 and December 31, 2009, net SBA loans receivable held for investment with adjustable interest rates amounted to $21,100,000 and $22,549,000, respectively.

For the six months ended June 30, 2010 and 2009, the Company funded approximately $26,489,000 and $ 3,581,000 in loans and transferred approximately $23,536,000 and $8,802,000 of the guaranteed portion of the loans, respectively. Receivables from loans traded but not settled of $8,065,000 and $6,467,000 as of June 30, 2010 and December 31, 2009, respectively, are presented as broker receivable in the accompanying condensed consolidated balance sheets.

The outstanding balances of loans past due ninety days or more and still accruing interest as of June 30, 2010 and December 31, 2009 amounted to $41,000 and $300,000, respectively.

At June 30, 2010 and December 31, 2009, total impaired non-accrual loans amounted to $8,861,000 and $8,324,000, respectively. For the six months ended June 30, 2010 and for the year ended December 31, 2009, the average balance of impaired non-accrual loans was $8,649,000 and $7,773,000, respectively. Approximately $2,713,000 and $3,022,000 of the allowance for loan losses were allocated against such impaired non-accrual loans, respectively. The following is a summary of SBA loans held for investment as of:

(In thousands):	June 30, 2010	December 31, 2009
Due in one year or less	$21	$6
Due between one and five years	3,024	2,672
Due after five years	26,372	26,154

Total	29,417	28,832
Less : Allowance for loan losses	(3,698)	(3,985)
Less: Deferred origination fees, net	(1,438)	(1,590)

Balance (net)	$24,281	$23,257

NOTE 5 – SERVICING ASSET:

Servicing rights are recognized as assets when transferred SBA loans are accounted for as sold and the rights to service those loans are retained. The Company measures all separately recognized servicing assets initially at fair value, if practicable. The Company reviews capitalized servicing rights for impairment based on risk strata, which are determined on a disaggregated basis given the predominant risk characteristics of the underlying loans. The predominant risk characteristics are loan term and year of loan origination.

The changes in the value of the Company’s servicing rights for the six months ended June 30, 2010 were as follows:

(In thousands):
Balance at December 31, 2009	$2,436
Servicing assets capitalized	39
Servicing assets amortized	(329)

Balance at June 30, 2010	$2,146

The estimated fair value of capitalized servicing rights was $2,146,000 and $2,436,000 at June 30, 2010 and December 31, 2009, respectively. The estimated fair value of servicing assets at both balance sheet dates was determined using a discount rate of 17%, weighted average prepayment speeds ranging from 1% to 13%, depending upon certain characteristics of the loan portfolio, weighted average life of 3.4 years, and an average default rate of 6%. The Company uses an independent valuation specialist to estimate the fair value of the servicing asset.

The unpaid principal balances of loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others within the NSBF originated portfolio were $161,764,000 and $142,513,000 as of June 30, 2010 and December 31, 2009, respectively. The unpaid principal balances of loans serviced for others which were not originated by NSBF and are outside of the Newtek portfolio were $77,682,000 and $794,000 as of June 30, 2010 and December 31, 2009, respectively.

NOTE 6 – BANK NOTES PAYABLE:

In April 2010, the Company closed two five-year term loans aggregating $14,583,000 with Capital One, N.A., of which $12,500,000 refinanced Newtek Small Business Finance’s debt to General Electric Commercial Capital (“GE”) and $2,083,000 refinanced the pre-existing term loan between Capital One and NTS. This financing will support the lending operations of NSBF by providing working capital. The interest rate on the loans is variable based on the monthly LIBOR rate plus 4.25% or Prime plus 2.25%, but no lower than 5.75%. The balance of the two term loans included in bank notes payable on the condensed consolidated balance sheet at June 30, 2010 was $14,316,000 and the interest rate at June 30, 2010 was 5.75%. Interest is paid in arrears along with each monthly principal payment due. The agreement includes such financial covenants as a minimum fixed charge coverage ratio and minimum EBITDA; the Company guarantees these term loans.

In connection with the closing of the Capital One facility, in April 2010, NSBF repaid the outstanding balance of $12,500,000 of its credit facility with GE plus accrued interest of approximately $70,000.

NOTE 7 – BENEFIT FOR INCOME TAXES:

The Company’s effective tax rate benefit for the three and six month periods ended June 30, 2010 was 72% and 185%, respectively, based on the Company revising its effective tax rate during the second quarter of 2010 to reflect the utilization of an NOL at NSBF for which a reserve had previously been taken. Based on NSBF’s current and expected performance, the Company believes there is sufficient evidence to conclude that it is more likely than not that such NOLs will be used for the 2010 tax year.

NOTE 8 – NON-CONTROLLING INTEREST:

Resulting from the completion of a statutory merger and acquisition during the quarter ended June 30, 2010, the Company purchased 26% of the non-controlling interest in NBC for approximately $26,000. As a result, the excess of the value of the purchase price over the non-controlling interest balance at the date of purchase, approximately $216,000, was recorded as additional paid-in capital.

During the quarter ended June 30, 2010, unexercised warrants that had entitled holders to interests in two Capcos expired. As a result, the non-controlling interest balance as of the expiration, approximately $136,000, was reclassified to additional paid-in capital.

NOTE 9 –EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common share equivalents is included in the calculation of diluted loss per share only when the effect of their inclusion would be dilutive.

The calculations of earnings (loss) per share were:

	Three months Ended June 30:		Six months Ended June 30:
(In thousands except per share data):	2010	2009	2010	2009
Numerator for basic and diluted EPS – income (loss) available to common shareholders	$931	$(637)	$464	$(1,613)

Denominator for basic EPS – weighted average shares	35,648	35,625	35,648	35,625

Effect of dilutive securities	155	—	148	—
Denominator for diluted EPS – weighted average shares	35,803	35,625	35,796	35,625

Earnings (loss) per share: Basic and diluted	$0.03	$(0.02)	$0.01	$(0.05)

The amount of anti-dilutive shares/units excluded from above is as follows:
Stock options	992	1,544	992	1,544
Warrants	266	266	266	266
Contingently issuable shares	83	97	83	97

NOTE 10– SEGMENT REPORTING:

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

The Small business finance segment consists of Small Business Lending, Inc., a lender that primarily originates, sells and services government guaranteed SBA 7(a) loans to qualifying small businesses through NSBF, its licensed SBA lender; the Texas Whitestone Group which manages the Company’s Texas Capco and closes loans; and NBC which provides accounts receivable financing, billing and accounts receivable maintenance services to businesses. NSBF generates revenues from sales of loans, servicing income for those loans retained to service by NSBF and interest income earned on the loans themselves. The lender generates expenses for interest, professional fees, salaries and benefits, depreciation and amortization, and provision for loan losses, all of which are included in the respective caption on the condensed consolidated statements of operations. NSBF also has expenses such as loan recovery expenses, loan processing costs, and other expenses that are all included in the other general and administrative costs caption on the condensed consolidated statements of operations.

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

The following table presents the Company’s segment information for the three and six months ended June 30, 2010 and 2009 and total assets as of June 30, 2010 and December 31, 2009 (In Thousands):

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Third Party Revenue
Electronic payment processing	$20,407	$16,889	$39,170	$32,663
Web hosting	4,814	4,707	9,604	9,382
Small business finance	1,943	1,564	3,265	3,407
Capcos	596	2,733	1,376	4,311
All other	382	1,320	719	1,706
Corporate activities	532	925	1,240	1,785

Total reportable segments	28,674	28,138	55,374	53,254
Eliminations	(668)	(1,061)	(1,515)	(2,056)

Consolidated Total	$28,006	$27,077	$53,859	$51,198

Inter-Segment Revenue
Electronic payment processing	$204	$51	$295	$96
Web hosting	100	87	207	200
Small business finance	189	22	262	36
Capcos	480	543	887	893
All other	3,234	135	3,371	275
Corporate activities	512	520	977	921

Total reportable segments	4,719	1,358	5,999	2,421
Eliminations	(4,719)	(1,358)	(5,999)	(2,421)

Consolidated Total	$—	$—	$—	$—

Income (loss) before income taxes
Electronic payment processing	$1,368	$1,060	$2,452	$2,023
Web hosting	1,194	917	2,126	1,833
Small business finance	557	(748)	447	(1,341)
Capcos	(666)	(1,063)	(1,567)	(2,167)
All other	(215)	555	(563)	151
Corporate activities	(1,724)	(1,496)	(3,255)	(3,352)

Totals	$514	$(775)	$(360)	$(2,853)

Depreciation and amortization
Electronic payment processing	$397	$425	$813	$885
Web hosting	467	762	957	1,554
Small business finance	194	243	406	472
Capcos	3	(4)	6	12
All other	33	32	78	62
Corporate activities	81	112	171	234

Totals	$1,175	$1,570	$2,431	$3,219

	As of June 30, 2010	As of December 31, 2009
Identifiable assets
Electronic payment processing	$8,883	$12,295
Web hosting	11,481	12,382
Small business finance	72,143	43,109
Capcos	51,221	59,679
All other	4,132	5,125
Corporate activities	1,748	3,492

Consolidated total	$149,608	$136,082

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

This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by Newtek from time to time in filings with the Securities and Exchange Commission or otherwise. The words “believe,” “expect,” “seek,” “anticipate” and “intend” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to our services, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Newtek does not undertake, and specifically disclaims, any obligation to release publicly the results of revisions which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after such statements.

Our Capcos operate under a different set of rules in each of the 7 jurisdictions and these place varying requirements on the structure of our investments. In some cases, particularly in Louisiana, we don’t control the equity or management of a qualified business but that cannot always be presented orally or in written presentations.

For the quarter ended June 30, 2010, the Company reported income before income taxes of $514,000, an improvement from the loss of $(775,000) for the same quarter of 2009. This transition from loss to income resulted from continued improvements in business operations producing an increase in revenue. We had net income of $931,000, an improvement of $1,568,000 over 2009 primarily from the improvement in operations and a $370,000 benefit from income taxes. Total revenues increased by $929,000 to $28,006,000, or 3.4%, from $27,077,000 for the quarter ended June 30, 2009, principally due to increased revenues in the Electronic payment processing, Web hosting and Small business finance (see below) segments offset by a decrease in revenues from our Capco and All other segments. The improvement to a profit from the net loss from the second quarter of 2009 reflects improvements in operations for all segments: Electronic payment processing from a gain in margin (margin on a percentage basis continued to decrease and will continue to negatively impact profitability for the segment); Web hosting from improved sales and reduced depreciation and amortization; Small business finance from improved results from loan origination, loan servicing and receivables factoring; and Capco, All other and Corporate segments from reductions in expenses.

The Company’s SBA lender enjoyed a healthy operating environment due to beneficial pricing in the secondary market for guaranteed loan sales, the current 90% guaranty rate for SBA 7(a) loans and healthy demand for loans from borrowers due to the shortage of loans provided by conventional lenders. However, the revenues of the Small business finance segment were negatively impacted by the effects of ASC Topic 860, “Transfers and Servicing” which resulted in second quarter sales of SBA loans held for sale into the SBA-regulated secondary market being accounted for as financings. In addition, the operation of this new accounting standard also resulted in additions to the new asset, “SBA loans transferred, subject to recourse”, and the new liability, “Liability for SBA loans transferred, subject to recourse”. By electing to fair value the liability to its true economic value, the segment and the Company benefited from a gain of $1,047,000 for the quarter ending June 30, 2010; this gain approximates the difference between the premium amount received on the loan portions sold and the probably lesser amount to be returned to the transferee prior to the expiration of the brief warranty period. The Company will recognize the revenue later in the year when the transactions are accounted for as sales under applicable accounting standards. Although ASC Topic 860 changed the accounting treatment for the sale of these loans, it did not change the operation of the Company’s SBA lender and therefore neither the economic benefit nor the effect on the liquidity of the Company from originating SBA 7(a) loans.

The SBA lender received a rating of “average” from Standard and Poors’ as a “commercial finance business-based real estate servicer” and a “commercial finance business-based real estate special servicer,” which will permit the Company to service a wider range of portfolios.

In April 2010, the Company closed 2 five-year term loans aggregating $14,583,000 with Capital One, N.A. which refinanced Newtek Small Business Finance’s $12,500,000 debt to General Electric Commercial Capital as well as the existing $2,083,000 term loan between Capital One and NTS. This financing supports the lending operations of NSBF; the change from a revolving loan to term loan provided working capital for NSBF as well. Future SBA lending operations will be funded from internal sources while the SBA lender and NTS pay down these loans over the next five years. The Company guarantees these term loans.

The Company’s effective tax rate benefit for the three and six month periods ended June 30, 2010 was 72% and 185%, respectively, based on the Company revising its effective tax rate during the second quarter of 2010 to reflect the utilization of an NOL at NSBF for which a reserve had previously been taken. Based on NSBF’s current and expected performance, the Company believes there is sufficient evidence to conclude that it is more likely than not that such NOLs will be used for the 2010 tax year.

The Company is currently evaluating its investment in a qualified business accounted for under the cost method. This investment, SmartPill, LLC, is recorded at its cost basis of $500,000. SmartPill is currently attempting to raise additional funds and as a result, Newtek’s interest may or may not be diluted. If such dilution occurs, it may cause the investment to be impaired. It is uncertain at this time if the offering which has begun will be completed and if the offering would have a dilutive effect or otherwise reduce the value of the investment. As of June 30, 2010 the Company believes the investment is recoverable.

The decrease in the Company’s cash and cash equivalents from $12,581,000 to $7,790,000 at June 30, 2010 is primarily due to the resumption of lending by the Company’s SBA lender for a third consecutive quarter, the reduction in debt associated with NSBF and NTS, establishment of restricted reserve accounts for such debt, and transfer of cash from Company operating to restricted Capco accounts. Overall, we believe that throughout 2010 the Company has and will continue to enjoy improvements from increased revenues and the benefit from the previous expense reductions as well as the continuing cost cutting efforts in 2010.

The Company’s reportable business segment results:

The Company’s reportable segments are described in Note 1 to the Unaudited Condensed Consolidated Financial Statements and their results of operations for the three and six months ended June 30, 2010 and 2009 are discussed below.

Electronic Payment Processing

	Three months ended June 30:
(In thousands):	2010	2009	$ Change	% Change
Revenue:
Electronic payment processing	$20,403	$16,880	$3,523	21%
Interest income	4	9	(5)	(56%)

Total revenue	20,407	16,889	3,518	21%

Expenses:
Electronic payment processing costs	17,247	14,107	3,140	22%
Salaries and benefits	1,046	991	55	6%
Professional fees	73	59	14	24%
Depreciation and amortization	397	425	(28)	(7%)
Other general and administrative costs	276	247	29	12%

Total expenses	19,039	15,829	3,210	20%

Income before income taxes	$1,368	$1,060	$308	29%

Three months ending June 30, 2010 and 2009:

Electronic payment processing revenue for the second quarter increased $3,518,000 or 21% from the previous period due to the impact of growth in organic revenue of 22% while revenues from acquired portfolios decreased overall revenue growth by 1% between periods due to merchant attrition and other factors. The growth in organic revenue was due to a combination of growth in processing volumes, selective fee increases and additions to services provided to our merchants. Processing volumes were favorably impacted by an increase in the average number of merchants under contract between periods of 9%. In addition, organic revenue between periods increased due to an increase of approximately 9% in the average monthly processing volume per merchant. The increase in the average monthly processing volume per merchant is due in part to the addition of several larger volume processing merchants as well as year-over-year growth in processing volumes from existing merchants. The remaining increase in organic revenue is due to selective fee increases, principally reflecting the pass through effect to merchants of corresponding fee increases by both VISA® and Master Card®, and the mix of services provided to our merchants.

Electronic payment processing costs increased $3,140,000 or 22% between years. Electronic payment processing costs resulting from acquired portfolios had the overall effect of decreasing such costs by approximately 1% between periods due to merchant attrition and other factors. Organic electronic payment processing costs had the effect of increasing electronic payment processing cost by 23% between periods. Processing revenues less electronic payment processing cost (“margin”) declined approximately 1.0% from 16.5% in 2009 to 15.5% in 2010 for the same periods. A lower contribution to margin from acquired portfolios contributed .7% to the decline in margin. An increase in residual payments made to certain high volume third-party sales referral sources and the growth of such third-party sales on a sales mix basis resulted in a reduction of the margin by 2.1%. Partially offsetting the aforementioned factors were margin improvements totaling approximately 1.8%. Such margin improvements included negotiated cost reductions with the Company’s principal transaction processor, the introduction of new, higher margin products and services, as well as rate increases for certain processing services. Margin on a dollar basis increased by $384,000 period over period.

Costs other than electronic payment processing costs increased $71,000 or 4% over the prior period. Depreciation and amortization costs decreased $28,000 between periods as the result of previously acquired portfolio intangible assets becoming fully amortized between periods. Remaining costs increased $99,000 principally in customer service related costs to support the growth in the number of merchants served between periods.

Income before income taxes increased $308,000 to $1,368,000 in 2010 from $1,060,000 in 2009. An increase in the dollar margin of operating revenues less EPP processing costs due to the reasons noted above coupled with a lower rate of increase in other expenses resulted in the increase in income before income taxes between periods.

	Six months ended June 30:
(In thousands):	2010	2009	$ Change	% Change
Revenue:
Electronic payment processing	$39,160	$32,641	$6,519	20%
Interest income	10	22	(12)	(55%)

Total revenue	39,170	32,663	6,507	20%

Expenses:
Electronic payment processing costs	33,119	27,048	6,071	22%
Salaries and benefits	2,127	2,124	3	0%
Professional fees	161	114	47	41%
Depreciation and amortization	813	885	(72)	(8%)
Other general and administrative costs	498	469	29	6%

Total expenses	36,718	30,640	6,078	20%

Income before income taxes	$2,452	$2,023	$429	21%

Six months ending June 30, 2010 and 2009:

Electronic payment processing revenue increased $6,507,000 or 20% between periods due to the impact of growth in organic revenue of 21% while revenues from acquired portfolios decreased overall revenue growth by 1% between periods due to merchant attrition and other factors. The growth in organic revenue was due to a combination of growth in processing volumes, selective fee increases, and additions to services provided to our merchants. Processing volumes were favorably impacted by an increase in the average number of merchants under contract between periods of 7%. In addition, organic revenue between periods increased due to an increase of approximately 10% in the average monthly processing volume per merchant. The increase in the average monthly processing volume per merchant is due in part to the addition of several larger volume processing merchants as well as period-over-period growth in processing volumes from existing merchants. The remaining increase in organic revenue is due to selective fee increases, principally reflecting the pass through effect to merchants of corresponding fee increases by both VISA® and Master Card®, and the mix of services provided to our merchants.

Electronic payment processing costs increased $6,071,000 or 22% between years. Electronic payment processing costs resulting from acquired portfolios had the overall effect of decreasing such costs by approximately 1% between periods due to merchant attrition and other factors. Organic electronic payment processing costs had the effect of increasing electronic payment processing cost by 23% between periods. Processing revenues less electronic payment processing cost (“margin”) declined approximately 1.7% from 17.2% in 2009 to 15.5% in 2010 for the same periods. A lower contribution to margin from acquired portfolios contributed .8% to the decline in margin. An increase in residual payments made to certain high volume third-party sales referral sources and the growth of such third-party sales on a sales mix basis resulted in a reduction of the margin by 1.9%. Partially offsetting the aforementioned factors were margin improvements totaling approximately 1.0%. Such margin improvements included negotiated cost reductions with the Company’s principal transaction processor, the introduction of new, higher margin products and services, as well as rate increases for certain processing services. Margin on a dollar basis increased by $448,000 period over period.

Excluding electronic payment processing costs, other costs increased only $7,000 between periods. Depreciation and amortization costs decreased $72,000 between periods as the result of previously acquired portfolio intangible assets becoming fully amortized between periods. Remaining costs increased $79,000 and included $40,000 for a consulting project as to the efficacy of the operations of the segment with the remainder of the increase related to a growth in customer service related costs to support growth in the number of merchants served between periods.

Income before income taxes increased $429,000 to $2,452,000 in 2010 from $2,023,000 in 2009. An increase in the dollar margin of operating revenues less EPP processing costs due to the reasons noted above coupled with only a slight increase in other expenses resulted in the increase in income before income taxes between periods.

Web Hosting

	Three months Ended June 30:
(In thousands):	2010	2009	$ Change	% Change
Revenue:
Web hosting	$4,812	$4,702	$110	2%
Interest income	2	5	(3)	(60)%

Total revenue	4,814	4,707	107	2%

Expenses:
Salaries and benefits	1,250	1,245	5	—%
Interest	28	33	(5)	(15)%
Professional fees	125	28	97	346%
Depreciation and amortization	467	762	(295)	(39)%
Other general and administrative costs	1,750	1,722	28	2%

Total expenses	3,620	3,790	(170)	(4)%

Income before income taxes	$1,194	$917	$277	30%

Three months ended June 30, 2010 and 2009:

This segment derives revenue primarily from monthly recurring fees from hosting websites, including monthly plans for shared hosting, dedicated servers and virtual instances. Web hosting revenue between periods increased $110,000, or 2%, to $4,812,000 for the three months ended June 30, 2010 over the same period in 2009 due to improved revenue per plan, organic growth of hosted virtual instances, and sales of custom website development services. NTS sales promotions and service and plan enhancements failed to drive growth in plans but did help to improve revenue.

The increase in revenue reflects an increase in average quarterly revenue per plan of 9% to $78.26 from $71.54 offset by a decrease in the average number of total plans by 4,242 for the three months ended June 30, 2010 as compared to the same period in 2009, or 7%, to 61,485 from 65,727. Improvement in revenue per plan primarily reflects the growth in virtual instances and customers gravitating towards higher-end services combined with additional options and services. The average number of dedicated server plans for the three months ended June 30, 2010, which generate a higher monthly fee versus shared hosting plans, increased by 32 between periods, or 1%, to an average of 2,203 from an average of 2,171 for the same period in 2009. The average number of shared hosting plans decreased 4,318, or 7%, to 59,092 for the three months ended June 30, 2010, from 63,410 for the same period in 2009; the reduction in shared plans without replacement with new revenue streams has become a drag on revenue growth. The average number of virtual instance plans increased 42, or 29%, to 189 for the three months ended June 30, 2010, from 147 for the same period in 2009. Current economic conditions, although starting to improve, and increased competition from other web hosting providers as well as alternative website services continue to have a negative effect on plan count growth.

Total segment expenses decreased by 4%, or $170,000 for the three months ended June 30, 2010 over the same period a year earlier. The majority of the decrease between periods reflects a decrease in depreciation and amortization of $295,000 and a decrease in interest expense of $5,000 partially offset by an increase in other general and administrative costs of $28,000 mainly due to an increase in utility costs, an increase in salaries and benefits of $5,000, and an increase in professional fees of $97,000. The $295,000 decrease in depreciation and amortization was primarily due to the intangible assets (the customer account and non-compete covenant from the time of acquisition) being fully amortized as of June 30, 2009 and the slowing of capital expenditures as a result of more efficient use of the existing equipment within the datacenter. The increase of $97,000 in professional fees was due to higher legal and consulting fees for the three months ended June 30, 2010 due primarily to litigation related to the termination of a former lease.

Income before income taxes increased 30% or $277,000 to $1,194,000 for the three months ended June 30, 2010 from $917,000 for the same period in 2009. The improvement in profitability primarily resulted from the increase in web site plan revenue combined with a decrease in total expenses.

	Six months ended June 30:
(In thousands):	2010	2009	$ Change	% Change
Revenue:
Web hosting	$9,601	$9,374	$227	2%
Interest income	3	8	(5)	(63)%

Total revenue	9,604	9,382	222	2%

Expenses:
Salaries and benefits	2,666	2,430	236	10%
Interest	46	67	(21)	(31)%
Professional fees	269	109	160	147%
Depreciation and amortization	957	1,554	(597)	(38)%
Other general and administrative costs	3,540	3,389	151	4%

Total expenses	7,478	7,549	(71)	(1)%

Income before income taxes	$2,126	$1,833	$293	16%

Six months ended June 30, 2010 and 2009:

Web hosting revenue between periods increased $227,000, or 2%, to $9,601,000 for the six months ended June 30, 2010 over the same period in 2009 due to improved revenue per plan, organic growth of hosted virtual instances, and sales of custom website development services. NTS sales promotions and service and plan enhancements failed to drive growth in plans but did help to improve revenue.

The increase in revenue reflects an increase in average monthly revenue per plan of 14% to $26.83 from $23.57 offset by a decrease in the average number of total plans by 4,242 for the six months ended June 30, 2010 as compared to the same period in 2009, or 6%, to 62,026 from 66,268. Improvement in revenue per plan primarily reflects the growth in virtual instances and customers gravitating towards higher-end services combined with additional options and services. The average number of dedicated server plans for the six months ended June 30, 2010, which generate a higher monthly fee versus shared hosting plans, decreased by 3 between periods, or less than 1%, to an average of 2,203 from an average of 2,206 for the same period in 2009. The average number of shared hosting plans decreased 4,302, or 7%, to 59,639 for the six months ended June 30, 2010, from 63,941 for the same period in 2009; the reduction in shared plans without replacement with new revenue streams has become a drag on revenue growth. The average number of virtual instance plans increased 63, or 52%, to 184 for the six months ended June 30, 2010, from 121 for the same period in 2009. Current economic conditions, although starting to improve, and increased competition from other web hosting providers as well as alternative website services continue to have a negative effect on plan count growth.

Total segment expenses decreased by 1%, or $71,000 for the six months ended June 30, 2010. The majority of the decrease between periods reflects a decrease in depreciation and amortization of $597,000 and a decrease in interest expense of $21,000, partially offset by an increase in other general and administrative costs of $151,000, an increase in salaries and benefits of $236,000, and an increase in professional fees of $160,000. The $597,000 decrease in depreciation and amortization was primarily due to the intangible assets (the customer account and non-compete covenant from the time of acquisition) being fully amortized as of June 30, 2009 and the slowing of capital expenditures as a result of more efficient use of the already existing equipment within the datacenter. The increase of $160,000 in professional fees was due to higher litigation related legal and consulting fees for the six months ended June 30, 2010. The increase in other general and administrative costs was primarily due to a $107,000 increase in rent and utilities, a $35,000 increase in processing costs, a $35,000 increase in licenses and permits, a $4,000 increase in office and other costs and a $29,000 increase in bad debt expense. The increases were offset in part by a $19,000 decrease in internet and communications expenses, a result of renegotiations of internet and telephone contracts, and an approximate decrease of $40,000 in marketing costs. Salaries and benefits increased $236,000 for the six months June 30, 2010 due to benefits costs increasing by $63,000 and as a result of headcount having grown at a higher rate than revenue growth primarily in the first quarter; during the second quarter 2010 management has reduced headcount in order to lessen salaries and benefits expense throughout the rest of the year.

Income before income taxes increased 16% or $293,000 to $2,126,000 for the six months ended June 30, 2010 from $1,833,000 for the same period in 2009. The improvement in profitability primarily resulted from the increase in web site plan revenue combined with a decrease in total expenses.

Small Business Finance

	Three months ended June 30:
(In thousands):	2010	2009	$ Change	% Change
Revenue:
Premium income	$193	$137	$56	41%
Servicing fee	673	424	249	59%
Interest income	366	376	(10)	(3)%
Management fees	146	146	—	—%
Other income	565	481	84	17%

Total revenue	1,943	1,564	379	24%

Net change in fair market value of:
Liability on SBA loans transferred, subject to premium recourse	1,047	—	1,047	—%

Expenses:
Salaries and benefits	857	705	152	22%
Interest	413	374	39	10%
Management fees	115	115	—	—%
Professional fees	122	88	34	39%
Depreciation and amortization	194	243	(49)	(20)%
Provision for loan losses	401	509	(108)	(21)%
Other general and administrative costs	331	278	53	19%

Total expenses	2,433	2,312	121	5%

Income (loss) before income taxes	$557	$(748)	$1,305	174%

Three months ended June 30, 2010 and 2009:

Revenue is derived primarily from premium income generated by the sale of the guaranteed and unguaranteed portions of SBA loans. The implementation of ASC Topic 860, “Transfers and Servicing,” which became effective January 1, 2010, has delayed the recognition of premium income. Additionally, the Company derives revenue from interest income on SBA loans held for investment, servicing fee income on the guaranteed portions of SBA loans previously sold, servicing income for loans originated by other lenders for which NSBF is the servicer, and financing and billing services, classified as other income above, provided by Newtek Business Credit (“NBC”). Most SBA loans originated by NSBF charge an interest rate equal to the Prime rate plus an additional percentage amount; the interest rate resets to the current Prime rate on a monthly or quarterly basis, which will result in changes to the amount of interest accrued for that month and going forward and a re-amortization of a loan’s payment amount until maturity.

Generally, NSBF sells the guaranteed portion of each loan to a third party via an SBA regulated secondary market transaction utilizing SBA form 1086 and retains the unguaranteed principal portion in its own portfolio. SBA form 1086 requires, as part of the transferor’s representations and warranties, that the transferor repay any premium received from the transferee if either the SBA 7(a) loan borrower prepays the loan within 90 days of the transfer settlement date or fails to make one of its first three loan payments after the settlement date in a timely fashion and then proceeds to default within 275 days of the settlement date. Under ASC Topic 860, “Transfers and Servicing,” effective January 1, 2010, such recourse precludes sale treatment of the transferred guaranteed portions during this warranty period; rather NSBF is required to account for this as a financing arrangement with the transferee. Until the warranty period expires such transferred loans are classified as “SBA loans transferred, subject to premium recourse” with a matching liability “Liability on SBA loans transferred, subject to premium recourse.” The Company values the liability based on the probability of payment given the Company’s history of returning premium: the transferee will receive 100% of the guaranteed portion from either the borrower or the SBA and approximately 3% of the premium amount from the Company in instances of default or prepayment during the warranty period. This calculation resulted in the recognition of $1,246,000 for the three months ended June 30, 2010. At the expiration of the warranty period, the sale of the guaranteed portions of these loans as well as the corresponding gain is recognized into premium income, and the asset and liability eliminated. Recognition is estimated to occur from 90 days of settlement date, which for some of the loans sold in the first quarter 2010 began at the end of the second quarter. Recognition resulted in the realization of the premium income, described more fully below, as well as a corresponding decrease in the FAS166 Secured Borrowing for the quarter of $199,000 resulting in a net fair value adjustment of $1,047,000 for the quarter ending June 30, 2010.

As a continuing result of the implementation of ASC Topic 860, the Company recognized $193,000 in premium income for the second quarter ended June 30, 2010 for four guaranteed loan sales totaling $2,422,000 where the warranty period expired. Also during these three months, the Company transferred 27 guaranteed loans aggregating $12,534,000; however, as discussed above, the recognition of the revenue from these transfers are delayed into future periods until the sale is recognized. Premium income for the three months ended June 30, 2009 totaled $137,000, resulting from one guaranteed loan sale aggregating $1,500,000 and recognized under previous accounting treatment. As a result of the dislocation in the secondary market during the early part of 2009, NSBF stopped originating new loans. Improving secondary market conditions and changes to the SBA 7(a) loan program in the 2nd quarter 2009 permitted NSBF to begin lending again, although the temporary nature of its lending line with GE at that time caused management to limit the amount of loans NSBF made.

Servicing fee income related to SBA loans increased by $249,000 due primarily to the addition of servicing income associated with the FDIC contract, which totaled $165,000 for the three months ended June 30, 2010; there was no corresponding FDIC income in the prior quarter. Additionally, the average NSBF servicing portfolio increased from $126,356,000 for the quarter ended June 30, 2009 to $137,406,000 for the three months ended June 30, 2010 reflecting NSBF’s renewed loan originations starting in the fourth quarter of 2009.

Total interest income decreased by $10,000 for the quarter due to a reduction in the average outstanding performing portfolio of SBA loans held for investment from $22,822,000 for the three months ended June 30, 2009 to $20,179,000 in the second quarter of 2010. This portfolio contraction resulted in a decrease of $40,000 in interest income. An additional $70,000 reduction in interest income was recognized in the second quarter of 2010 as a result of previous recognized interest income being reversed as a result of loans being transferred into nonperforming status. This was partially offset by the recognition of $99,000 in interest income recognized on the loans transferred, not yet sold under ASC 860.

Other income increased by $84,000 due primarily to the addition of consulting income associated with the FDIC contract, which totaled $121,000. This increase was partially offset by reductions in late payment and other loan-related income at NSBF as well as a reduction in billing services revenue earned by Newtek Business Credit. The average number of billing service customers decreased by 6 from an average of 80 to an average of 74 during the three months ended June 30, 2009 and 2010, respectively.

As a result of the implementation of ASC Topic 860, the Company established a new liability, “Liability for SBA loans transferred, subject to recourse” to account for transfers of the guaranteed portions sold via SBA regulated secondary market transactions as financings during the duration of the premium warranty period. As discussed above, contemporaneous with the implementation the Company elected to fair value the new liability. As a result, the Company recognized a gain of $1,246,000, which was reduced by $199,000 for the recognition of four loan sales in the quarter ended June 30, 2010. This net gain, totaling $1,047,000, resulted from the reduction of the value of the liability based on its economic likelihood of repayment.

Salaries and benefits increased by $152,000 as additional staff was added in the originating, servicing and liquidation departments in connection with the resumption of lending that began in the third quarter of 2009. Payroll expense at NBC decreased by $11,000 for the three months ended June 30, 2010 as compared with the prior quarter as a result of management reduction in headcount of one employee. The Company believes it has adequate staff to maintain operations at NBC as well as service its portfolio and originate loans at NSBF. The combined average headcount for the quarter increased by 42% from 31 at June 30, 2009, to 44 at June 30, 2010.

During the second quarter 2010, NSBF paid off its line with GE and initiated a $12,500,000 new term loan with Capital One. After deducting the amortization of deferred financing costs associated with the lines of credit held by NSBF and NBC of $89,000 for the three months ended June 30, 2009 and the amortization of deferred financing costs of $54,000 and the interest expense of $99,000 associated with the secured borrowings under ASC 860 for the three months ended June 30, 2010, interest expense decreased from $285,000 to $260,000 for the same periods, respectively. This decrease was due primarily to the average combined debt outstanding by NSBF and NBC decreasing from $17,660,000 to $16,172,000 quarter over quarter. The decrease in amortization of deferred financing costs for the quarter ended June 30, 2010, was due to the extension of the GE line of credit under the Fifth Amendment in July 2009 through May 2010 which extended the amortization period of the remaining asset.

Professional fees for the three months ended June 30, 2010 increased by $34,000 as a result of an increase in consulting and accounting expenses, which was partially offset by a decrease in legal expense.

Consideration in arriving at the provision for loan loss includes past and current loss experience, current portfolio composition, future estimated cash flows, and the evaluation of real estate and other collateral as well as current economic conditions. While the quarterly provision for loan loss decreased by $108,000 quarter over quarter, the reserve for loan losses as compared to the gross portfolio balance remained relatively constant decreasing from $3,756,000 or 12.7% at June 30, 2009 to $3,698,000 or 12.6% at June 30, 2010. Total impaired non-accrual loans at June 30, 2009 and June 30, 2010, amounted to $7,126,000 and $8,666,000, respectively, with $2,738,000 or 38.4% and $2,713,000 or 31.3% of the allowance for loan losses being allocated against such impaired non-accrual loans, respectively. The year over year increase in non-performing loans reflects the effects the recession has had on NSBF’s borrowers and the borrowers’ assets underlying the loans in addition to NSBF carrying a higher retained balance in loans originated in more recent years as compared to those originated prior to 2007 as a result of a shutdown in the unguaranteed sale market We believe that although the economic situation has improved, which should result in the stabilization of the amount of impaired non-accrual loans, we cannot predict when the allowance for loan losses will improve.

Other general and administrative costs increased by $53,000 due primarily to an adjustment made to reduce force placed insurance expense in the three months ended June 30, 2009. Additionally, increases in loan servicing costs, rent and utilities were offset by reductions in bank service charges and loan recovery expenses for the quarter ended June 30, 2010.

The resumption of loan originations and transfers in 2010 with the 90% guaranty percentage, the additions to servicing and consulting income from the NSBF portfolio and the FDIC contracts, and the adoption of fair value accounting for the liability created in accordance with ASC Topic 860, restored segment operations to a profit in the current quarter as opposed to a loss in the previous year’s quarter.

	Six months ended June 30:
(In thousands):	2010	2009	$ Change	% Change
Revenue:
Premium income	$193	$582	$(389)	(67)%
Servicing fee	1,129	825	304	37%
Interest income	702	796	(94)	(12)%
Management fees	293	293	—	—%
Other income	948	911	37	4%

Total revenue	3,265	3,407	(142)	(4)%

Net change in fair market value of:
Liability on SBA loans transferred, subject to premium recourse	2,026	—	2,026	—%

Expenses:
Salaries and benefits	1,652	1,447	205	14%
Interest	746	792	(46)	(6)%
Management fees	230	230	—	—%
Professional fees	262	158	104	66%
Depreciation and amortization	406	472	(66)	(14)%
Provision for loan losses	853	933	(80)	(9)%
Other general and administrative costs	695	716	(21)	(3)%

Total expenses	4,844	4,748	96	2%

Income (loss) before income taxes	$447	$(1,341)	$1,788	133%

For the six months ended June 30, 2010 and 2009:

The Company recognized $193,000 in premium income for the six months ended June 30, 2010 for four guaranteed loan sales totaling $2,422,000 where the warranty period expired. Also during these six months, the Company transferred 44 guaranteed loans aggregating $23,536,000; however, as discussed above, the recognition of the revenue from these transfers is delayed into future periods until the sale can be recognized. Premium income for the six months ended June 30, 2009 totaled $582,000, resulting from 14 guaranteed loan sales aggregating $8,802,000. As a result of the dislocation in the secondary market during 2009, the premium on the guaranteed loans sold dropped to par and the servicing component increased to over 3.4% during the first six months. In order to more appropriately value the servicing asset, in 2009 the Company applied a discounted cash flow model, which uses valuation techniques to convert future amounts to a single present amount and is based on the value indicated by current market expectations about those future amounts. The premium earned during the second half of 2009 is reflective of this valuation method of the newly created servicing assets. In 2010 the Company reverted back to the strip multiple method.

Servicing fee income related to SBA loans increased by $304,000 due primarily to the addition of servicing income associated with the FDIC contract, which totaled $230,000 for the six months ended June 30, 2010; there was no FDIC income in the corresponding six month period in 2009. Additionally, the average NSBF servicing portfolio increased from $127,319,000 for the six months ended June 30, 2009 compared to $132,352,000 for the current six month period reflecting NSBF’s renewed loan originations starting in the fourth quarter of 2009.

Interest income decreased by $123,000 due to a reduction in the average outstanding performing portfolio of SBA loans held for investment from $24,277,000 for the six months ended June 30, 2009 to $20,140,000 in the first half of 2010. An additional $70,000 reduction in interest income was recognized during the first six months of 2010 as a result of previous recognized interest income being reversed as a result of loans being transferred into nonperforming status. This decrease was partially offset by the recognition of $99,000 in interest income recognized on the loans transferred, not yet sold under ASC 860 during the first six months of 2010.

Other income increased by $37,000 due primarily to the addition of consulting income associated with the FDIC contract, which totaled $137,000. This increase was partially offset by reductions in late payment and other loan-related income at NSBF as well as a reduction in billing services revenue earned by Newtek Business Credit. The average number of billing service customers decreased by 7 from an average of 82 to an average of 75 during the respective first halves of 2009 and 2010.

As a result of the implementation of ASC Topic 860, the Company established a new liability, “Liability for SBA loans transferred, subject to recourse” to account for transfers of the guaranteed portions sold via SBA regulated secondary market transactions as financings during the duration of the premium warranty period. As discussed above, contemporaneous with the implementation of ASC Topic 860, the Company elected to fair value the new liability. As a result, the Company recognized a gain of $2,026,000 from the reduction of the value of the liability based on its economic likelihood of repayment of the premium under the warranty.

Salaries and benefits increased by $205,000 as additional staff was added in the originating, servicing and liquidation departments of NSBF in connection with the resumption of lending that began in the third quarter of 2009. Payroll expense at NBC remained constant decreasing by less than $5,000 during the first six months ended June 30, 2010. The Company believes it has adequate staff to maintain operations at NBC as well as service its portfolio and originate loans at NSBF. The combined average headcount for the six month periods increased by 27% from 33 at June 30, 2009, to 42 at June 30, 2010.

During the second half of 2010, NSBF paid off its line with GE and initiated a $12,500,000 new term loan with Capital One. After deducting the amortization of deferred financing costs associated with the lines of credit held by NSBF and NBC of $196,000 for the six months ended June 30, 2009 and $125,000 for the six months ended June 30, 2010 along with the interest expense of $99,000 associated with the secured borrowings under ASC 860 for the six months ended June 30, 2010, interest expense decreased from $596,000 to $522,000 for the same periods, respectively. This decrease was due primarily to the average combined outstanding debt by NSBF and NBC decreasing from $17,946,000 to $15,088,000 for the six months ended June 30, 2009 and 2010, respectively. The decrease in amortization of deferred financing costs for the six months ended June 30, 2010, was due to the extension of the GE line of credit under the Fifth Amendment in July 2009 through May 2010 which extended the amortization period of the remaining asset.

Professional fees for the six months ended June 30, 2010 increased by $104,000 as a result of an increase in consulting and accounting expenses, which was partially offset by a decrease in legal expense. The increase in consulting and accounting expenses was mainly due to obtaining a rating from the S&P on our loan servicing operations and additional professional fees associated with the payoff of the line with GE.

Consideration in arriving at the provision for loan loss includes past and current loss experience, current portfolio composition, future estimated cash flows, and the evaluation of real estate and other collateral as well as current economic conditions. While the provision for loan loss decreased by $80,000 for the six month period ended June 30, 2010, the reserve for loan losses as compared to the gross portfolio balance remained constant decreasing minimally from $3,756,000 or 12.7% at June 30, 2009 to $3,698,000 or 12.6% at June 30, 2010. Total impaired non-accrual loans at June 30, 2009 and June 30, 2010, amounted to $7,126,000 and $8,666,000, respectively, with $2,738,000 or 38.4% and $2,713,000 or 31.3% of the allowance for loan losses being allocated against such impaired non-accrual loans, respectively. The year over year increase in non-performing loans reflects the effects the recession has had on NSBF’s borrowers and the borrowers’ assets underlying the loans. We believe that although the economic situation has improved, which should result in the stabilization of the amount of impaired non-accrual loans, we cannot predict when the allowance for loan losses will decrease.

Other general and administrative costs decreased by $21,000 due to a reduction in loan recovery expenses which included a $102,000 write-down on foreclosed property and a $10,000 loss on disposal of owned property in the prior period. These decreases were partially offset by increases in loan servicing costs and rent and utilities for the quarter ended June 30, 2010.

While premium and interest income decreased for the six months ended June 30, 2010, the resumption of loan originations with the 90% guaranty percentage, the additions to servicing and consulting income from the NSBF portfolio and the FDIC contracts, and the adoption of fair value accounting for the liability created in accordance with ASC Topic 860 resulted in a return to profitability for the first half of 2010.

Capcos

As described in Note 3 to the condensed consolidated financial statements, effective January 1, 2008, the Company adopted fair value accounting for its financial assets and financial liabilities concurrent with its election of the fair value option for substantially all credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance. These are the financial assets and liabilities associated with the Company’s Capco notes that are reported within the Company’s Capco segment. The tables below reflect the effects of the adoption of fair value measurement on the income and expense items (income from tax credits, interest expense and insurance expense) related to the revalued financial assets and liability for the three and six months ended June 30, 2010 and 2009. In addition, the net change to the revalued financial assets and liability for the three and six months ended June 30, 2010 and 2009 is reported in the line “Net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash” on the condensed consolidated statement of operations.

	Three months Ended June 30:
(In thousands):	2010	2009	$ Change	% Change
Revenue:
Income from tax credits	$556	$2,714	$(2,158)	(80)%
Interest income	39	19	20	105%
Other income	1	—	1	—%

Total revenue	596	2,733	(2,137)	(78)%

Net change in fair market value of:
Credits in lieu of cash and Notes payable in credits in lieu of cash	13	473	(460)	(97)%

Expenses:
Interest	577	3,197	(2,620)	(82)%
Management fees	555	947	(392)	(41)%
Professional fees	68	143	(75)	(52)%
Other than temporary decline in value of investments	—	158	(158)	(100)%
Other general and administrative costs	75	(176)	251	143%

Total expenses	1,275	4,269	(2,994)	(70)%

Loss before income taxes	$(666)	$(1,063)	$(397)	(37)%

Three months ending June 30, 2010 and 2009:

Revenue is derived primarily from non-cash income from tax credits. The decrease in second quarter 2010 revenue versus the second quarter 2009 reflects the effect of the lower interest rate used under fair value accounting. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods through 2016, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense. Management fees decreased 41%, or $392,000, to $555,000 for the three months ended June 30, 2010 from $947,000 for the same period ended 2009. Management fees, which are eliminated upon consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. Interest expense decreased 82%, or $2,620,000, to $577,000 for the three months ended June 30, 2010 from $3,197,000 as a result of the lower interest rate used under the fair value accounting for the period. The $251,000 increase in other general and administrative costs is due to the returned premium on a Capco insurance policy for $250,000 during the second quarter 2009 which does not recur in 2010.

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

	Six months ended June 30:
(In thousands):	2010	2009	$ Change	% Change
Revenue:
Income from tax credits	$1,302	$4,250	$(2,948)	(69)%
Interest income	68	61	7	11%
Other income	6	—	6	—%

Total revenue	1,376	4,311	(2,935)	(68)%

Net change in fair market value of:
Credits in lieu of cash and Notes payable in credits in lieu of cash	174	1,010	(836)	(83)%

Expenses:
Interest	1,492	5,260	(3,768)	(72)%
Management fees	1,287	1,827	(540)	(30)%
Professional fees	173	295	(122)	(41)%
Other than temporary decline in value of investments	6	158	(152)	(96)%
Other general and administrative costs	159	(52)	211	406%

Total expenses	3,117	7,488	(4,371)	(58)%

Loss before income taxes	$(1,567)	$(2,167)	(600)	(28)%

Six months ending June 30, 2010 and 2009:

Revenue is derived primarily from non-cash income from tax credits. The decrease in revenue for the six months ended June 30, 2010 versus the same period in 2009 reflects the effect of the lower interest rate used under fair value accounting. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods through 2016, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense. Management fees decreased 30%, or $540,000, to $1,287,000 for the six months ended June 30, 2010 from $1,827,000 for the same period ended 2009. Management fees, which are eliminated upon consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. Interest expense decreased 72%, or $3,768,000, to $1,492,000 for the six months ended June 30, 2010 from $5,260,000 as a result of the lower interest rate used under the fair value accounting for the period. The $211,000 increase in other general and administrative costs is due to the returned premium on a Capco insurance policy for $250,000 during the six months ended June 30, 2009 which does not recur in 2010.

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

	Three months Ended June 30:
(In thousands):	2010	2009	$ Change	% Change
Revenue:
Interest income	$36	$12	$24	200%
Insurance commissions	204	217	(13)	(6)%
Other income	142	1,091	(949)	(87)%

Total revenue	382	1,320	(938)	(71)%

Expenses:
Salaries and benefits	398	402	(4)	(1)%
Professional fees	45	46	(1)	(2)%
Depreciation and amortization	33	32	1	3%
Other general and administrative costs	121	285	(164)	(58)%

Total expenses	597	765	(168)	(22)%

(Loss) income before income taxes	$(215)	$555	$(770)	(139)%

Three months ending June 30, 2010 and 2009:

The revenue decrease of $938,000 is primarily due to the decrease in other income of $949,000 in the second quarter of 2010 as compared to the second quarter of 2009: the second quarter of 2009 enjoyed a one-time $1,000,000 recovery of an investment previously written off that did not recur in the second quarter of 2010. Interest income increased as a result of an increase in cash and cash equivalents during the second quarter of 2010 as compared with the second quarter of 2009. Insurance commissions decreased 6%, or $13,000, for the three months ended June 30, 2010.

Salaries and benefits, professional fees and depreciation and amortization remained flat period over period. Other general administrative costs decreased by $164,000, or 58% to $121,000 for the second quarter ended June 30, 2010, as compared to $285,000 for 2009 mainly due to the second quarter of 2009 reflecting a write-off of insurance agency receivables and a reduction in the insurance agency software maintenance costs in the second quarter of 2010.

	Six months Ended June 30:
(In thousands):	2010	2009	$ Change	% Change
Revenue:
Interest income	$47	$28	$19	68%
Insurance commissions	412	417	(5)	(1)%
Other income	260	1,261	(1,001)	(79)%

Total revenue	719	1,706	(987)	(58)%

Expenses:
Salaries and benefits	801	894	(93)	(10)%
Professional fees	102	125	(23)	(18)%
Depreciation and amortization	78	62	16	26%
Other general and administrative costs	301	474	(173)	(36)%

Total expenses	1,282	1,555	(273)	(18)%

(Loss) income before income taxes	$(563)	$151	$(714)	(473)%

Six months ending June 30, 2010 and 2009:

The revenue decrease of $987,000 is primarily due to the decrease in other income of $1,001,000 for the six months ended June 30, 2010 as compared to the comparable period 2009, primarily due to a one-time $1,000,000 recovery in 2009 of an investment previously written off that has not recurred in 2010. Interest income increased as a result of an increase in cash and cash equivalents. Insurance commissions remained flat period over period.

Salaries and benefits decreased by $93,000, or 10% to $801,000 for the six months ended June 30, 2010, as compared to $894,000 for same period 2009, as a result of management’s cost cutting initiatives in the insurance agency and other entities mainly during the first quarter 2010. Professional fees declined by $23,000, or 18% to $102,000 for the six months ended June 30, 2010 as compared to $125,000 for 2009. Other general administrative costs decreased by $173,000, or 36% to $301,000 for the six months ended June 30, 2010, as compared to $474,000 for 2009, primarily due to a one-time adjustment and a reduction in software maintenance costs in the insurance agency as a result of a software conversion.

Corporate activities

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

	Three months ended June 30:
(In thousands):	2010	2009	$ Change	% Change
Revenue:
Management fees	$524	$916	$(392)	(43)%
Interest income	5	9	(4)	(44)%
Other income	3	—	3	—%

Total revenue	532	925	(393)	(42)%

Expenses:
Salaries and benefits	1,143	1,154	(11)	(1)%
Professional fees	391	574	(183)	(32)%
Depreciation and amortization	81	112	(31)	(28)%
Other general and administrative costs	641	581	60	10%

Total expenses	2,256	2,421	(165)	(7)%

Loss before income taxes	$(1,724)	$(1,496)	$(228)	(15)%

Three months ended June 30, 2010 and 2009:

Revenue is derived primarily from management fees earned from the Capcos which declined 43%, or $392,000, to $524,000 for the three months ended June 30, 2010 from $916,000 for the second quarter of 2009. Management fees, which are eliminated upon consolidation, are expected to continue to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not accrued.

Expenses declined $165,000, or 7%, in the second quarter of 2010 from the comparable period in 2009. Salaries and benefits decreased $11,000 or 1% to $1,143,000 for the second quarter of 2010 as compared to $1,154,000 for the same period ended 2009. Professional fees decreased $183,000, or 32%, during the three months ended June 30, 2010 due to the Company exploring various financing and restructuring alternatives in 2009 that resulted in significant one-time professional fees for the three months ended June 30, 2009. Other general and administrative costs increased $60,000 or 10% to $641,000 for the second quarter of 2010 as compared to $581,000 for the same period ended 2009.

	Six months ended June 30:
(In thousands):	2010	2009	$ Change	% Change
Revenue:
Management fees	$1,224	$1,764	$(540)	(31)%
Interest income	13	12	1	8%
Other income	3	9	(6)	(67)%

Total revenue	1,240	1,785	(545)	(31)%

Expenses:
Salaries and benefits	2,439	2,393	46	2%
Professional fees	646	1,139	(493)	(43)%
Depreciation and amortization	171	234	(63)	(27)%
Other general and administrative costs	1,239	1,371	(132)	(10)%

Total expenses	4,495	5,137	(642)	(12)%

Loss before income taxes	$(3,255)	$(3,352)	$(97)	(3)%

Six months ended June 30, 2010 and 2009:

Revenue from management fees earned from the Capcos declined 31%, or $540,000, to $1,224,000 for the six months ended June 30, 2010 from $1,764,000 for the comparable period 2009. Management fees, which are eliminated upon consolidation, are expected to continue to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not accrued.

Expenses declined $642,000, or 12%, for the six months ended June 30, 2010 from the comparable period in 2009. Salaries and benefits increased $46,000 or 2% to $2,439,000 for the six months ended June 30, 2010 as compared to $2,393,000 for the same period ended 2009. Professional fees decreased $493,000, or 43%, for the six months ended June 30, 2010 from the comparable period in 2009 due to the Company exploring various financing and restructuring alternatives in 2009 that resulted in significant one-time professional fees for the six months ended June 30, 2009. Other general and administrative costs decreased $132,000 or 10% to $1,239,000 as compared to $1,371,000 for the six months ended June 30, 2009 mainly due to decreases in rent, utilities, maintenance and telephone costs.

Liquidity and Capital Resources

Cash requirements and liquidity needs over the next twelve months are anticipated to be funded primarily through operating results and available cash and cash equivalents. In April 2010, the Company closed two five year term loans aggregating $14,583,000 with Capital One, N.A. which refinanced Newtek’s SBA lender’s $12,500,000 debt to GE as well as the existing $2,083,000 term loan between Capital One and NTS. Previously the SBA lender utilized the GE debt to originate and warehouse the guaranteed and unguaranteed portions of SBA loans. Under the new Capital One term loan, all loan repayment proceeds are used to reduce the outstanding indebtedness and the SBA lender will fund its cash requirements through available cash and cash equivalents supplemented as needed by the cash resources of Newtek. The receivables financing unit utilizes a $10 million line of credit provided by Wells Fargo Bank to purchase and warehouse receivables. There are no cross covenants or collateralization between the Wells Fargo lending facility and the Capital One term loans. The availability of the Wells Fargo line of credit and the performance of the Capital One term loans are subject to compliance with certain covenants and collateral requirements as set forth in their respective agreements, as well as limited restrictions on distributions or loans to the Company by the respective debtor, none of which are material to the liquidity of the Company. The Company guarantees these loans for the subsidiaries: Capital One for the amount borrowed and Wells Fargo for up to $800,000. As of June 30, 2010, the Company’s unused sources of liquidity consisted of $7,790,000 in unrestricted cash and cash equivalents and $459,000 available through the Wells Fargo line of credit.

Restricted cash totaling $9,380,000, which is primarily held in the Capcos, can be used in managing and operating the Capcos, making qualified investments, to repay debt obligations, and for the payment of taxes on capco income.

In summary, Newtek generated and used cash as follows:

(Dollars in thousands)

	For the six months ended June 30,
	2010	2009
Net cash (used in) provided by operating activities	$(2,113)	$4,649
Net cash (used in) provided by investing activities	(4,253)	2,337
Net cash provided by (used in) financing activities	1,575	(5,244)

Net (decrease) increase in cash and cash equivalents	(4,791)	1,742

Cash and cash equivalents, beginning of period	12,581	16,852

Cash and cash equivalents, end of period	$7,790	$18,594

Net cash flows from operating activities decreased $6,762,000 to $(2,113,000) for the six months ended June 30, 2010 compared to $4,649,000 for the six months ended June 30, 2009. This primarily reflects the use of funds for lending and purchasing receivables by our Small business finance segment in the current six months whereas the 2009 six month period benefited from the sale of SBA loans held for sale originated in 2008. For the six months ended June 30, 2009, proceeds from sale of SBA loans held for sale sold via SBA regulated secondary market transactions benefited from selling $8,802,000 of loans held for sale originated in 2008 and the first half of 2009 against originations of $2,669,000. For the six months ended June 30, 2010 and reflecting the effects of ASC Topic 860 “Transfers and Servicing” which became effective on January 1, 2010 (discussed above), the Company originated and transferred, rather than sold, via SBA regulated secondary market transactions, $23,859,000 of the guaranteed portions of SBA 7(a) loans in return for $17,739,000 of cash and $8,015,000 of broker receivable. Under ASC Topic 860 the transfer is considered a financing until the end of the premium warranty period. The receipt of cash and the broker receivable therefore gave rise to a new liability (“Liability for SBA loans transferred, subject to recourse”) of $25,804,000 (subsequently reduced by the conversion to sale treatment of $2,640,000 of the guaranteed portions and their cash premium and then fair valued to $21,176,000). The transferred loans remain on the financial statements of the Company as a new asset “SBA loans transferred, subject to premium recourse” which is subsequently reduced by conversion of the transactions to sale treatment upon the expiration of the premium warranty period. Upon the expiration of the premium warranty periods for the transferred loans, the transfers will be accounted for as sales, the asset and liability will be eliminated, the gain on fair value for the liability will be reversed, and the gain on sale will be recognized: these changes will be shown in the supplemental disclosures of cash flow activities as non-cash changes in assets and liabilities. ASC Topic 860 changed the accounting treatment for the sale of these loans but did not change their effect on the liquidity of the Company.

Net cash (used in) provided by investing activities primarily includes the purchase of fixed assets and customer accounts, activity regarding the unguaranteed portions of SBA loans, changes in restricted cash and activities involving investments in qualified businesses. Net cash (used in) provided by investing activities decreased by $6,590,000 to cash used of $(4,253,000) for the six months ended June 30, 2010 compared to cash provided of $2,337,000 for the six months ended June 30, 2009. The decrease was due primarily to a greater amount of SBA loans originated for investment for the six month period, $(3,108,000) in 2010, versus $(828,000) in 2009, a lesser return from qualified investments in 2010, $111,000, as compared to the return of $1,909,000 in 2009; and a decrease in payments received on SBA loans from $1,862,000 in 2009 to $1,292,000 in 2010 primarily due to a decline in prepayments. The change in restricted cash provided $1,513,000 less cash flows in 2010, or $(1,620,000), versus cash flows used of $(107,000) in 2009.

Net cash flows provided by (used in) financing activities primarily includes the net borrowings (repayments) on bank notes payable to Capital One, Wells Fargo, and GE. Net cash flows provided by (used in) financing activities increased by $6,819,000 to cash provided of $1,575,000 for the six months ended June 30, 2010 from a cash use of $(5,244,000) for the six months ended June 30, 2009. The primary reason for the increase was the 2009 period reflected the repayment of bank notes payable of $(5,203,000) primarily from the application of Proceeds from sale of SBA loans held for sale to the GE line, while the current six months reflected borrowings on the Company’s lines of credit with Wells Fargo to fund the increase in accounts receivables purchased offset by the amount borrowed by NSBF. During the six month period of 2010, the Company received $12,500,000 of proceeds from the Capital One term note used the funds to repay the outstanding amount on the GE line of credit. In addition, the Company made principal payments on the Capital One term note of $268,000 for the period. NBC had net borrowings on the Wells Fargo line of credit for the six month period of $2,419,000, all of which reflect a net increase of $1,852,000 to the financing activities for the six month period.

The $(4,791,000) decrease in cash and cash equivalents in the first half of 2010 primarily reflects the increase in the origination of SBA loans held for investment, reduction in debt associated with NSBF and NTS, establishment of restricted reserve accounts for such debt, and transfer of cash from Company operating to restricted capco accounts due to the deconsolidation of a qualified investment which effectively moved cash from the business’s unrestricted cash account back to the Capco’s escrow, or restricted, cash account. Continued improvements in the Company’s operations should continue to benefit liquidity in the future.

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

Our SBA lender primarily lends at an interest rate of prime, which resets on a quarterly basis, plus a fixed margin. Our factoring business purchases receivables primarily on a basis that equates to a similar prime plus a fixed margin structure. The Capital One term loan and the Wells Fargo line of credit are both on a prime plus a fixed factor basis as well (although the Company has elected under the Wells Fargo line to borrow under a lower cost LIBOR basis). As a result the Company believes it has matched its cost of funds to its interest income. However, because of the differential between the amount lent and the smaller amount financed, a significant change in market interest rates will have a material effect on our operating income. In periods of sharply rising interest rates, our cost of funds will increase at a slower rate than the interest income earned on the loans we have made; this should improve our net operating income, holding all other factors constant. However, a reduction in interest rates, as has occurred since 2008, has and will result in the Company experiencing a reduction in operating income; that is interest income will decline more quickly than interest expense resulting in a net reduction of benefit to operating income.

We do not have significant exposure to changing interest rates on invested cash which was approximately $17,170,000 at June 30, 2010. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions with ratings from Standard and Poor’s of A- or better. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of June 30, 2010, cash deposits in excess of FDIC and SIPC insurance totaled approximately $938,000 and funds held in U.S. Treasury only money market funds or equivalents in excess of SIPC insurance totaled approximately $7,729,000.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective to provide assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

Information required by this Item has been provided by the Company in its Current Report on Form 8-K, filed June 14, 2010, which report is incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Newtek Business Services, Inc., as amended

10.17.2	Form of ISO Stock Option Agreement for the Company’s 2010 Stock Incentive Plan

10.17.3	Form of Non-ISO Stock Option Agreement for the Company’s 2010 Stock Incentive Plan

10.17.4	Form of Stock Appreciation Rights Agreement for the Company’s 2010 Stock Incentive Plan

10.17.5	Form of Restricted Share Award Agreement for the Company’s 2010 Stock Incentive Plan

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

32.1	Certification by Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: August 12, 2010	By:	/s/ Barry Sloane
Barry Sloane
Chairman of the Board, President, Chief Executive Officer and Secretary

Date: August 12, 2010	By:	/s/ Seth A. Cohen
Seth A. Cohen Chief Financial Officer and Treasurer