Form 10-Q
period 2010-09-30
NEWTEK BUSINESS SERVICES INC
filed 2010-11-12
CIK 1094019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 8, 2010, there were 36,754,919 of the Company’s Common Shares outstanding.

Item 1. Financial Statements

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(In Thousands, except for Per Share Data)

	Three Months ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating revenues	$29,202	$26,812	$83,061	$78,010

Net change in fair market value of:
Liability on SBA loans transferred, subject to premium recourse	50	—	2,076	—
Credits in lieu of cash and notes payable in credits in lieu of cash	(44)	34	130	1,044

Total net change in fair market value	6	34	2,206	1,044

Operating expenses:
Electronic payment processing costs	17,456	15,370	50,580	42,424
Salaries and benefits	4,677	4,410	14,365	13,717
Interest	1,023	2,668	3,307	8,790
Depreciation and amortization	1,155	1,313	3,586	4,532
Provision for loan losses	658	387	1,511	1,320
Other general and administrative costs	3,991	3,797	12,030	12,223

Total operating expenses	28,960	27,945	85,379	83,006

Income (loss) before income taxes	248	(1,099)	(112)	(3,952)
(Provision) benefit for income taxes	(590)	1,244	77	2,389

Net (loss) income	(342)	145	(35)	(1,563)
Net loss attributable to non-controlling interests	24	637	181	732

Net (loss) income attributable to Newtek Business Services, Inc.	$(318)	$782	$146	$(831)

Weighted average common shares outstanding - basic	35,659	35,631	35,651	35,625

Weighted average common shares outstanding - diluted	35,659	35,756	35,795	35,625

(Loss) income per share - basic and diluted	$(0.01)	$0.02	$0.00	$(0.02)

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

(In Thousands, except for Per Share Data)

	September 30, 2010	December 31, 2009
	Unaudited	(Note 1)
ASSETS
Cash and cash equivalents	$7,301	$12,581
Restricted cash	9,068	6,739
Broker receivable	7,858	6,467
SBA loans held for investment (net of reserve for loan losses of $3,902 and $3,985, respectively)	24,899	23,257
Accounts receivable (net of allowance of $570 and $211, respectively)	9,455	5,012
SBA loans held for sale	753	200
Prepaid expenses and other assets (net of accumulated amortization of deferred financing costs of $2,668 and $2,491, respectively)	7,845	7,502
Servicing asset (net of accumulated amortization and allowances of $5,027 and $4,539, respectively)	2,192	2,436
Fixed assets (net of accumulated depreciation and amortization of $14,172 and $12,276, respectively)	3,012	3,631
Intangible assets (net of accumulated amortization of $11,454 and $10,299, respectively)	3,138	4,218
SBA loans transferred, subject to premium recourse	19,831	—
Credits in lieu of cash	38,153	51,947
Goodwill	12,092	12,092

Total assets	$145,597	$136,082

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$10,240	$8,314
Notes payable	17,950	16,298
Deferred revenue	1,827	1,862
Liability on SBA loans transferred, subject to premium recourse	19,895	—
Notes payable in credits in lieu of cash	38,153	51,947
Deferred tax liability	3,372	3,634

Total liabilities	91,437	82,055

Commitments and contingencies
Equity:
Newtek Business Services, Inc. stockholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, 36,701 and 36,674 issued, respectively; 35,666 and 35,648 outstanding, respectively, not including 83 shares held in escrow)	734	733
Additional paid-in capital	57,329	57,302
Accumulated deficit	(4,729)	(4,974)
Treasury stock, at cost (1,035 and 1,026 shares, respectively)	(663)	(649)

Total Newtek Business Services, Inc. stockholders’ equity	52,671	52,412
Non-controlling interests	1,489	1,615

Total equity	54,160	54,027

Total liabilities and equity	$145,597	$136,082

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(In Thousands)

	2010	2009
Cash flows from operating activities:
Net loss	$(35)	$(1,563)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Income from tax credits	(1,923)	(6,483)
Accretion of interest expense	2,053	7,528
Fair market value adjustment on SBA loans transferred, subject to premium recourse	(2,076)
Fair market value adjustment of credits in lieu of cash and notes payable in credits in lieu of cash	(130)	(1,044)
Deferred income taxes	(262)	(1,511)
Depreciation and amortization	3,586	4,532
Provision for loan losses	1,511	1,320
Gain on sale/recovery of investments in qualified businesses		(1,078)
Other, net	168	553
Changes in operating assets and liabilities:
Originations of SBA loans held for sale	(554)	(3,976)
Originations of SBA loans transferred, subject to premium recourse	(19,831)	—
Originations of SBA loans, achieving sale status	(15,692)	—
Proceeds from originations of SBA loans, achieving sale status	15,692	10,109
Liability on SBA loans transferred, subject to premium recourse	21,972	—
Broker receivable	(1,391)	(1,096)
Accounts receivable	(4,447)	(327)
Prepaid expenses, accrued interest receivable and other assets	(295)	(66)
Accounts payable, accrued expenses and deferred revenue	1,889	(729)
Other, net	(1,472)	(532)

Net cash (used in) provided by operating activities	(1,237)	5,637

Cash flows from investing activities:
Return of investments in qualified businesses	142	1,981
Purchase of fixed assets and customer merchant accounts	(1,398)	(1,298)
SBA loans originated for investment, net	(5,761)	(1,004)
Proceeds from sales of loans held for investment	—	400
Payments received on SBA loans	2,700	2,846
Change in restricted cash	(1,101)	(387)

Net cash (used in) provided by investing activities	(5,418)	2,538

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (CONTINUED)

	2010	2009

Cash flows from financing activities:
Net repayments on bank lines of credit	$(9,562)	$(9,197)
Proceeds from bank term note payable	12,500	—
Payments on bank term note payable	(1,286)	—
Other	(277)	(258)

Net cash provided by (used in) financing activities	1,375	(9,455)

Net decrease in cash and cash equivalents	(5,280)	(1,280)
Cash and cash equivalents - beginning of period	12,581	16,852

Cash and cash equivalents - end of period	$7,301	$15,572

Supplemental disclosure of cash flow activities:

Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$18,423	$25,126

Refinance of line of credit to term loan	$2,083	$—

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

Income from tax credits: Following an application process, a state will notify a company that it has been certified as a Capco. The state then allocates an aggregate dollar amount of tax credits to the Capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the Capco. The Capco is legally entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements and corresponding non-recapture percentages. At September 30, 2010, the Company had Capcos in six states and the District of Columbia. Each statute requires that the Capco invest a threshold percentage of Certified Capital in Qualified Businesses within the time frames specified. As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco program. Such a disqualification, or “decertification” as a Capco, results in a recapture of all or a portion of the allocated tax credits; the proportion of the recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks.

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

Upon recognition of the sale of loans to third parties, NSBF separately recognizes at fair value any servicing assets or servicing liabilities first, and then allocates the previous carrying amount between the assets sold and the interests that continue to be held by it (the unguaranteed portion of the loan) based on their relative fair values at the date of transfer. The difference between the proceeds received and the allocated carrying value of the financial assets sold is recognized as a gain on sale of loans.

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

The detail of total operating revenues included in the condensed consolidated statements of operations is as follows for the three and nine months ended:

	Three months ended September 30:		Nine months ended September 30:
(In thousands):	2010	2009	2010	2009
Electronic payment processing	$20,513	$18,109	$59,673	$50,750
Web hosting	4,799	4,743	14,400	14,117
Interest income	520	368	1,363	1,296
Income from tax credits	621	2,234	1,923	6,483
Premium income	1,202	142	1,395	725
Servicing fee	736	421	1,868	1,246
Insurance commissions	203	201	615	619
Other income	608	594	1,824	2,774

Totals	$29,202	$26,812	$83,061	$78,010

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

Cost Method. Investees not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the net earnings or losses of such companies is not included in the Company’s condensed consolidated financial statements. However, cost method impairment charges are recognized, as necessary, in the Company’s condensed consolidated financial statements. If circumstances suggest that the value of the investee has been subsequently recovered, such recovery is not recorded until ultimately liquidated or realized.

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

As of September 30, 2010 and 2009, the Company had two share-based compensation plans. At the Annual Meeting of Shareholders on May 26, 2010, a new plan was approved as a result of which one of the older plans is now suspended. For the three and nine months ended September 30, 2010 and 2009, compensation cost charged to operations for those plans was $41,000 and $30,000 in 2010, respectively, and $28,000 and $49,000 in 2009, respectively, and is included in salaries and benefits in the accompanying condensed consolidated statements of operations.

There were no options or restricted stock awards granted during the three or nine months ended September 30, 2010.

As of September 30, 2010 and December 31, 2009, there was $0 and $55,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the plans, respectively.

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

When accounting for uncertainty in income taxes, the Income Tax Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification also provides guidance on:

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

For the three and nine months ended September 30, 2010 and 2009, no single customer accounted for 10% or more of the Company’s revenue, or of total accounts receivable.

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

New Accounting Standards

In June 2009, the FASB issued an accounting standard which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets and removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard became effective for the Company on

January 1, 2010 and its effect on asset, liability and revenue recognition is described in this note, under Revenue Recognition, Sales and Servicing of SBA Loans. This accounting standard was subsequently codified into the Accounting Standards Codification (“ASC”) Topic 860, “Transfers and Servicing.”

In June 2009, the FASB issued an accounting standard which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. It clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. It requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity (“VIE”) and additional disclosures about a company’s involvement in VIEs and any significant changes in risk exposure due to that involvement. The new standard became effective for the Company on January 1, 2010 and did not have a material impact on its financial position or results of operations. This accounting standard was subsequently codified into ASC Topic 805, “Business Combinations.”

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) –Measuring Liabilities at Fair Value,” which updates ASC 820-10. The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

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

This standard is effective for financial statements issued for interim and annual periods ending after August 2009. The Company adopted ASU No. 2009-05 effective for the quarter ending September 30, 2009. The adoption did not have a material impact on the Company’s disclosures.

On July 21, 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This standard is effective for interim and annual reporting periods after December 15, 2010. The Company is currently evaluating the impact of adopting the new standard on the condensed consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-10, “Amendments for Certain Investment Funds” and in December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. These ASUs amend the VIE guidance of ASC Topic 810. The Company adopted the new VIE guidance of ASC Topic 810. This guidance amends FIN 46(R), as codified in ASC Topic 810, to require the Company to perform an analysis of existing investments to determine whether variable interest or interests give the Company a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of significant impact on a VIE and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. It also amends ASC Topic 810 to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. As a result of adoption, the Company is no longer considered the primary beneficiary of OnLAN, LLC (“OnLAN”), a VIE for which the Company was considered the primary beneficiary and which required the financial performance of OnLAN to be consolidated in the Company’s financial statements. Because the Company is no longer considered the primary beneficiary, the Company is no longer required to consolidate OnLAN in its financial statements effective July 1, 2010. As a result of the adoption of the new VIE guidance in ASC 810, the Company recorded a cumulative-effect adjustment to increase retained earnings by $99,000. This adjustment represents the difference between the cumulative net losses previously recorded through the consolidation of OnLAN and its actual investment. The Company’s equity value of the OnLAN investment recorded on the Company’s books as of September 30, 2010 is $110,000 and is included in prepaid expenses and other assets on the condensed consolidated balance sheet.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2010 are as follows (in thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Credits in lieu of cash	$38,153	$—	$38,153	$—

Liabilities:
Notes payable in credits in lieu of cash	$38,153	$—	$38,153	$—

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2009 are as follows (in thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Credits in lieu of cash	$51,947	$—	$51,947	$—

Liabilities:
Notes payable in credits in lieu of cash	$51,947	$—	$51,947	$—

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

On December 31, 2009, the yield on the Chartis Note Basket was 6.92%. As of September 30, 2010, the date the Company revalued the asset and liability, the yields on the Chartis notes averaged 3.83% reflecting changes in interest rates in the marketplace. This decrease in yield increased both the fair value of the credits in lieu of cash and the fair value of the notes payable in credits in lieu of cash. The Company increased the value of the credits in lieu of cash to equal the value of the notes payable in credits in lieu of cash because the credits in lieu of cash can only be used to satisfy the liability and must equal the value of the notes payable in credits in lieu of cash at all times. The net change in fair value reported in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2010 was a (loss) gain of $(44,000) and $130,000, respectively.

On December 31, 2008, the yield on the Chartis Note Basket was 11.76%. As of September 30, 2009, the date the Company revalued the asset and liability, the yields on the Chartis notes averaged 9.8% reflecting changes in interest rates in the marketplace. This increase in yield decreased both the fair value of the credits in lieu of cash and the fair value of the notes payable in credits in lieu of cash. The Company reduced the value of the credits in lieu of cash to equal the value of the notes payable in credits in lieu of cash because the credits in lieu of cash can only be used to satisfy the liability and must equal the value of the notes payable in credits in lieu of cash at all times. The net change in fair value reported in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2009 was a gain of $34,000 and $1,044,000, respectively.

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

Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2010 are as follows (in thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Liabilities:

Liability on SBA loans transferred, subject to premium recourse	$19,895	$—	$—	$19,895

Below is a summary of the activity in the liability on SBA loans transferred, subject to premium recourse for the nine months ended September 30, 2010 (In thousands):

Balance at December 31, 2009	$—
Liability on SBA loans transferred, subject to premium recourse	35,587
SBA loans sold, no longer subject to premium recourse	(15,692)

Balance at September 30, 2010	$19,895

OTHER FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Non-recurring Basis are as follows (in thousands):

	Fair Value Measurements at September 30, 2010 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets
Impaired loans	$5,473	$—	$—	$5,473	$(1,449)
Other real-estate owned	150	—	150	—	(4)

Total assets	$5,623	$—	$150	$5,473	$(1,453)

	Fair Value Measurements at December 31, 2009 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets
Impaired loans	$5,302	$—	$—	$5,302	$(2,239)
Impaired customer merchant accounts	—	—	—	—	(126)
Other real-estate owned	132	—	132	—	(314)

Total assets	$5,434	$—	$132	$5,302	$(2,679)

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

NOTE 4 – SBA LOANS:

SBA loans have concentrations in the hotel and motel industry (10% of the portfolio) and the restaurant industry (11% of the portfolio), as well as geographically in Florida (25% of the portfolio) and New York (12% of the portfolio). Below is a summary of the activity in the SBA loans held for investment, net of SBA loan loss reserves for the nine months ended September 30, 2010 (In thousands):

Balance at December 31, 2009	$23,257
SBA loans funded for investment	5,777
Payments received	(2,700)
Provision for SBA loan losses	(1,511)
Loans foreclosed into real estate owned	(46)
Discount on loan originations, net	122

Balance at September 30, 2010	$24,899

Below is a summary of the activity in the reserve for loan losses for the nine months ended September 30, 2010 (In thousands):

Balance at December 31, 2009	$3,985
SBA loan loss provision	1,511
Recoveries	62
Loan charge-offs	(1,656)

Balance at September 30, 2010	$3,902

Below is a summary of the activity in the SBA loans held for sale for the nine months ended September 30, 2010 (In thousands):

Balance at December 31, 2009	$200
Originations of SBA Loans held for sale	36,075
SBA loans transferred, subject to premium recourse	(35,522)

Balance at September 30, 2010	$753

SBA loans transferred, subject to premium recourse represents fully funded SBA loans which were transferred during the quarter, but cannot yet be considered as sold as a result of the recourse provision under SBA Form 1086. The value of the SBA loans transferred equals the amount of the guaranteed portion of the loans transferred.

All loans are priced at the Prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with the Company. As of September 30, 2010 and December 31, 2009, net SBA loans receivable held for investment with adjustable interest rates amounted to $21,203,000 and $22,549,000, respectively.

For the nine months ended September 30, 2010 and 2009, the Company funded approximately $41,852,000 and $5,056,000 in loans and transferred approximately $35,522,000 and $10,109,000 of the guaranteed portion of the loans, respectively. Receivables from loans traded but not settled of $7,858,000 and $6,467,000 as of September 30, 2010 and December 31, 2009, respectively, are presented as broker receivable in the accompanying condensed consolidated balance sheets.

The outstanding balances of loans past due ninety days or more and still accruing interest as of September 30, 2010 and December 31, 2009 amounted to $324,000 and $300,000, respectively.

At September 30, 2010 and December 31, 2009, total impaired non-accrual loans amounted to $8,329,000 and $8,324,000, respectively. For the nine months ended September 30, 2010 and for the year ended December 31, 2009, the average balance of impaired non-accrual loans was $8,553,000 and $7,773,000, respectively. Approximately $2,874,000 and $3,022,000 of the allowance for loan losses were allocated against such impaired non-accrual loans, respectively. The following is a summary of SBA loans held for investment as of:

(In thousands):	September 30, 2010	December 31, 2009
Due in one year or less	$17	$6
Due between one and five years	3,721	2,672
Due after five years	26,527	26,154

Total	30,265	28,832
Less: Allowance for loan losses	(3,902)	(3,985)
Less: Deferred origination fees, net	(1,464)	(1,590)

Balance (net)	$24,899	$23,257

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

The changes in the value of the Company’s servicing rights for the nine months ended September 30, 2010 were as follows:

(In thousands):
Balance at December 31, 2009	$2,436
Servicing assets capitalized	244
Servicing assets amortized	(488)

Balance at September 30, 2010	$2,192

The estimated fair value of capitalized servicing rights was $2,192,000 and $2,436,000 at September 30, 2010 and December 31, 2009, respectively. The estimated fair value of servicing assets at both balance sheet dates was determined using a discount rate of 17%, weighted average prepayment speeds ranging from 1% to 13%, depending upon certain characteristics of the loan portfolio, weighted average life of 3.4 years, and an average default rate of 6%. The Company uses an independent valuation specialist to estimate the fair value of the servicing asset.

The unpaid principal balances of loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others within the NSBF originated portfolio were $170,083,000 and $142,513,000 as of September 30, 2010 and December 31, 2009, respectively. The unpaid principal balances of loans serviced for others which were not originated by NSBF and are outside of the Newtek portfolio were $76,038,000 and $794,000 as of September 30, 2010 and December 31, 2009, respectively.

NOTE 6 – BANK NOTES PAYABLE:

In April 2010, the Company closed two five-year term loans aggregating $14,583,000 with Capital One, N.A., of which $12,500,000 refinanced Newtek Small Business Finance’s debt to General Electric Commercial Capital (“GE”) and $2,083,000 refinanced the pre-existing term loan between Capital One and NTS. This financing will support the lending operations of NSBF by providing working capital. The interest rate on the loans is variable based on the monthly LIBOR rate plus 4.25% or Prime plus 2.25%, but no lower than 5.75%. The balance of the two term loans included in bank notes payable on the condensed consolidated balance sheet at September 30, 2010 was $13,297,000 and the combined weighted average effective interest rate at September 30, 2010 was 6.00%. Interest is paid in arrears along with each monthly principal payment due. The agreement includes such financial covenants as a minimum fixed charge coverage ratio and minimum EBITDA; the Company guarantees these term loans.

In connection with the closing of the Capital One facility, in April 2010, NSBF repaid the outstanding balance of $12,500,000 of its credit facility with GE plus accrued interest of approximately $70,000.

NOTE 7 – (PROVISION) BENEFIT FOR INCOME TAXES:

The Company’s effective tax rate (provision) and benefit for the three and nine month periods ended September 30, 2010 was (238)% and 68%, respectively. The Company revised its effective tax rate during the second quarter of 2010 to reflect the utilization of an NOL at NSBF for which a reserve had previously been taken. Based on NSBF’s current and expected performance for the remainder of the year, the Company believes there is sufficient evidence to conclude that it is more likely than not that such NOLs will be used for the 2010 tax year. The utilization of this tax benefit caused the Company to experience a higher than expected tax rate for the nine month period. In addition, the Company changed its estimate for its expected annualized book income for the year based on current and expected performance for the remainder of the year which generated a current tax provision as reflected in the three month tax rate.

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

During the period ended, unexercised warrants that had entitled holders to interests in two Capcos expired. As a result, the non-controlling interest balance as of the expiration, approximately $136,000, was reclassified to additional paid-in capital.

NOTE 9 – COMMITMENTS AND CONTINGENCIES:

In the ordinary course of business, the Company may from time to time be party to lawsuits and claims. The Company evaluates such matters on a case by case basis and its policy is to contest vigorously any claims it believes are without compelling merit. The Company is currently involved in various litigation matters. In one matter involving a service provider there is a contract dispute which the Company assesses as “reasonably possible” to result in a loss in the near term which it estimates to be between $0 and $750,000.

NOTE 10 – (LOSS) EARNINGS PER SHARE:

Basic (loss) earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common share equivalents is included in the calculation of diluted loss per share only when the effect of their inclusion would be dilutive.

The calculations of (loss) earnings per share were:

	Three months Ended September 30:		Nine months Ended September 30:
(In thousands except per share data):	2010	2009	2010	2009

Numerator for basic and diluted EPS – (loss) income available to common shareholders	$(318)	$782	$146	$(831)

Denominator for basic EPS – weighted average shares	35,659	35,631	35,651	35,625
Effect of dilutive securities	—	125	144	—

Denominator for diluted EPS – weighted average shares	35,659	35,756	35,795	35,625

(Loss) earnings per share: Basic and diluted	$(0.01)	$0.02	$0.00	$(0.02)

The amount of anti-dilutive shares/units excluded from above is as follows:
Stock options	992	1,484	992	1,484
Warrants	50	216	50	216
Contingently issuable shares	83	97	83	97

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

The Small business finance segment consists of Small Business Lending, Inc., a lender that primarily originates, sells and services government guaranteed SBA 7(a) loans to qualifying small businesses through NSBF, its licensed SBA lender; the Texas Whitestone Group which manages the Company’s Texas Capco; and NBC which provides accounts receivable financing, billing and accounts receivable maintenance services to businesses. NSBF generates revenues from sales of loans, servicing income for those loans retained or contracted to service by NSBF and interest income earned on the loans themselves. The lender generates expenses for interest, professional fees, salaries and benefits, depreciation and amortization, and provision for loan losses, all of which are included in the respective caption on the condensed consolidated statements of operations. NSBF also has expenses such as loan recovery expenses, loan processing costs, and other expenses that are all included in the other general and administrative costs caption on the condensed consolidated statements of operations.

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

The Capco segment, which consists of the thirteen Capcos, generates non-cash income from tax credits, interest income and gains from investments in qualified businesses which are included in other income. Expenses primarily include non-cash interest and insurance expense, management fees paid to Newtek (and included in the Corporate activities revenues), legal, and auditing fees and losses from investments in qualified businesses.

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

The following table presents the Company’s segment information for the three and nine months ended September 30, 2010 and 2009 and total assets as of September 30, 2010 and December 31, 2009 (In Thousands):

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Third Party Revenue
Electronic payment processing	$20,518	$18,115	$59,688	$50,778
Web hosting	4,800	4,746	14,404	14,128
Small business finance	3,024	1,478	6,289	4,885
All other	342	311	1,060	2,017
Corporate activities	453	712	1,693	2,497
Capcos	647	2,298	2,024	6,609

Total reportable segments	29,784	27,660	85,158	80,914
Eliminations	(582)	(848)	(2,097)	(2,904)

Consolidated Total	$29,202	$26,812	$83,061	$78,010

Inter-Segment Revenue
Electronic payment processing	$239	$64	$534	$160
Web hosting	159	96	366	296
Small business finance	264	18	526	54
All other	292	167	3,663	442
Corporate activities	524	445	1,501	1,366
Capcos	335	467	1,222	1,360

Total reportable segments	1,813	1,257	7,812	3,678
Eliminations	(1,813)	(1,257)	(7,812)	(3,678)

Consolidated Total	$—	$—	$—	$—

Income (loss) before income taxes
Electronic payment processing	$1,347	$1,088	$3,799	$3,111
Web hosting	1,277	1,027	3,402	2,860
Small business finance	404	(756)	851	(2,097)
All other	(194)	(271)	(757)	(120)
Corporate activities	(1,786)	(1,314)	(5,041)	(4,666)
Capcos	(800)	(873)	(2,366)	(3,040)

Totals	$248	$(1,099)	$(112)	$(3,952)

Depreciation and amortization
Electronic payment processing	$396	$421	$1,209	$1,306
Web hosting	455	516	1,412	2,070
Small business finance	191	233	597	705
All other	32	34	110	96
Corporate activities	78	105	249	339
Capcos	3	4	9	16

Totals	$1,155	$1,313	$3,586	$4,532

	As of September 30, 2010	As of December 31, 2009
Identifiable assets
Electronic payment processing	$9,037	$12,295
Web hosting	11,464	12,382
Small business finance	73,018	43,109
All other	4,209	5,125
Corporate activities	1,558	3,492
Capcos	46,311	59,679

Consolidated total	$145,597	$136,082

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

Our Capcos operate under a different set of rules in each of the 7 jurisdictions and these place varying requirements on the structure of our investments. In some cases, particularly in Louisiana, we do not control the equity or management of a qualified business but that cannot always be presented orally or in written presentations.

For the quarter ended September 30, 2010, the Company reported income before income taxes of $248,000, a $1,347,000 improvement from the loss of $(1,099,000) for the same quarter of 2009. This transition from loss to income resulted from continued improvements in business operations producing an increase in revenue. The Company had a net loss of $(318,000) due to a $(590,000) provision for income taxes based on anticipated taxable earnings for 2010, versus net income of $782,000 for the third quarter of 2009 which included a $1,244,000 benefit for income taxes. Total revenues increased by $2,390,000 to $29,202,000, or 8.9%, from $26,812,000 for the quarter ended September 30, 2009, principally due to increased revenues in the Electronic payment processing, Web hosting, Small business finance, and All other segments offset by a decrease in revenues from our Capco segment. The improvement to a profit from the net loss from the third quarter of 2009 reflects improvements in operations for all segments except Corporate: in Electronic payment processing from a gain in dollar margin; in Web hosting from improved sales and reduced expenses; in Small business finance by utilizing the Company’s business model to capitalize on a positive operating environment due to improved pricing in the secondary market for guaranteed loan sales, the current 90% guaranty rate for SBA 7(a) loans, and demand for loans from borrowers due to the shortage of loans provided by conventional lenders, to increase loan originations, loan servicing and receivables financing; and Capco and in the All other segment from reductions in expenses. Corporate experienced an increase in salary and benefits reflecting increased personnel for the run up to the introduction to the Company’s Small Business Authority marketing and sales campaign and professional fees reflecting work on new financing alternatives for the Company.

The Company believes it will be profitable for the year and as a result changed its estimate for its expected annualized book income for the year which generated a current tax provision as reflected in the three month tax rate. The Company’s effective tax rate (provision) and benefit for the three and nine month periods ended September 30, 2010 was (238)% and 68%, respectively. The Company revised its effective tax rate during the second quarter of 2010 to reflect the utilization of an NOL at NSBF for which a reserve had previously been taken. Based on NSBF’s current and expected performance for the remainder of the year, the Company believes there is sufficient evidence to conclude that it is more likely than not that such NOLs will be used during the 2010 tax year. The utilization of this tax benefit caused the Company to experience a higher than expected tax rate for the nine month period.

The Company is currently evaluating its investment in a qualified business accounted for under the cost method. This investment, SmartPill, LLC, is recorded at its cost basis of $500,000. SmartPill raised additional funds in a manner that might, as a result, cause Newtek’s interest to be diluted and may indicate a lower valuation for SmartPill. If such dilution occurred and SmartPill’s valuation is reduced, it may cause the investment to be impaired. As of September 30, 2010, the Company believes the investment is recoverable.

The decrease in the Company’s cash and cash equivalents from $12,581,000 to $7,301,000 at September 30, 2010 is primarily due to the resumption of lending by the Company’s SBA lender for a fourth consecutive quarter, increased receivable purchases by NBC, the reduction in debt associated with NSBF and NTS, establishment of restricted reserve accounts for such debt, and transfer of cash from Company operating to restricted Capco accounts. Overall, throughout 2010 the Company has and we believe will continue to enjoy improvements from increased revenues and the benefit from the previous expense reductions as well as the continuing cost cutting efforts in 2010.

The Company’s reportable business segment results:

The Company’s reportable segments are described in Note 1 to the Unaudited Condensed Consolidated Financial Statements and their results of operations for the three and nine months ended September 30, 2010 and 2009 are discussed below.

Electronic Payment Processing

	Three months ended September 30:
(In thousands):	2010	2009	$ Change	% Change
Revenue:
Electronic payment processing	$20,513	$18,108	$2,405	13%
Interest income	5	7	(2)	(29%)

Total revenue	20,518	18,115	2,403	13%

Expenses:
Electronic payment processing costs	17,454	15,366	2,088	14%
Salaries and benefits	1,013	962	51	5%
Professional fees	74	62	12	19%
Depreciation and amortization	396	421	(25)	(6%)
Other general and administrative costs	234	216	18	8%

Total expenses	19,171	17,027	2,144	13%

Income before income taxes	$1,347	$1,088	$259	24%

Three months ended September 30, 2010 and 2009:

Electronic payment processing revenue for the third quarter increased $2,403,000 or 13% from the previous period due growth in organic revenue of 14% offset by a 1% reduction in revenues from acquired portfolios due to customer departures (merchant attrition) and other factors. The growth in organic revenue was due to a combination of growth in processing volumes, selective fee increases and additional fee-based services provided to our merchants. Processing volumes were favorably impacted by an increase in the average number of merchants under contract between periods of 9%. In addition, organic revenue between periods increased due to an increase of approximately 3% in the average monthly processing volume per merchant. The increase in the average monthly processing volume per merchant is due in part to the addition of several larger volume processing merchants as well as year-over-year growth in processing volumes from existing merchants. The remaining increase in organic revenue is due to selective fee increases, principally reflecting the pass through effect to merchants of corresponding fee increases by both VISA® and Master Card®, and the mix of services provided to our merchants.

Electronic payment processing costs increased $2,088,000 or 14% between years. Electronic payment processing costs resulting from acquired portfolios had the overall effect of decreasing such costs by approximately 1% between periods due to merchant attrition and other factors. Organic electronic payment processing costs had the effect of increasing electronic payment processing cost by 15% between periods. Processing revenues less electronic payment processing cost (“margin”) declined slightly from 15.1% in 2009 to 14.9% in 2010 or 0.2%, demonstrating a reduction in the rate of decline from the same measurement periods in the previous two years. A lower contribution to margin from acquired portfolios contributed 0.6% to the decline in margin. For the organic portfolio, an increase in residual payments made to certain high volume third-party sales referral sources and the growth of such third-party sales on a sales mix basis resulted in a reduction of the margin by 0.7% offset by margin improvements totaling approximately 1.1%. Such margin improvements included negotiated cost reductions with the Company’s principal transaction processor, the introduction of new, higher margin products and services, as well as rate increases for certain processing services. The increase in margin dollars was $318,000 between periods.

Costs other than electronic payment processing costs increased $56,000 or 3% over the prior period. Depreciation and amortization costs decreased $25,000 between periods as the result of previously acquired portfolio intangible assets becoming fully amortized between periods. Remaining costs increased $81,000 or 7% principally in customer service related costs to support the growth in the number of merchants served between periods.

Overall segment income before income taxes increased $259,000 or 24% to $1,347,000 in 2010 from $1,088,000 in 2009. An increase in the dollar margin of operating revenues less processing costs due to the reasons noted above coupled with a lower rate of increase in other expenses resulted in the increase in income before income taxes between periods.

	Nine months ended September 30:
(In thousands):	2010	2009	$ Change	% Change
Revenue:
Electronic payment processing	$59,673	$50,748	$8,925	18%
Interest income	15	30	(15)	(50%)

Total revenue	59,688	50,778	8,910	18%

Expenses:
Electronic payment processing costs	50,573	42,414	8,159	19%
Salaries and benefits	3,140	3,086	54	2%
Professional fees	234	176	58	33%
Depreciation and amortization	1,209	1,306	(97)	(7%)
Other general and administrative costs	733	685	48	7%

Total expenses	55,889	47,667	8,222	17%

Income before income taxes	$3,799	$3,111	$688	22%

Nine months ended September 30, 2010 and 2009:

Electronic payment processing revenue increased $8,910,000 or 18% between periods due to growth in organic revenue of 19% offset by a 1% reduction in revenues from acquired portfolios to merchant attrition and other factors. The growth in organic revenue was due to a combination of growth in processing volumes, selective fee increases, and additional fee-based services provided to our merchants. Processing volumes were favorably impacted by an increase in the average number of merchants under contract between periods of 8%. In addition, organic revenue between periods increased due to an increase of approximately 8% in the average monthly processing volume per merchant. The increase in the average monthly processing volume per merchant is due in part to the addition of several larger volume processing merchants as well as period-over-period growth in processing volumes from existing merchants. The remaining increase in organic revenue is due to selective fee increases, principally reflecting the pass through effect to merchants of corresponding fee increases by both VISA® and Master Card®, and the mix of services provided to our merchants.

Electronic payment processing costs increased $8,159,000 or 19% between years. Electronic payment processing costs resulting from acquired portfolios had the overall effect of decreasing such costs by approximately 1% between periods due to merchant attrition and other factors. Organic electronic payment processing costs had the effect of increasing electronic payment processing cost by 20% between periods. Processing revenues less electronic payment processing cost (“margin”) declined approximately 1.2% from 16.4% in 2009 to 15.2% in 2010. A lower contribution to margin from acquired portfolios contributed 0.7% to the decline in margin. For the organic portfolio, an increase in residual payments made to certain high volume third-party sales referral sources and the growth of such third-party sales on a sales mix basis resulted in a reduction of the margin by 1.5% which was partially offset by margin improvements totaling approximately 1.0%. Such margin improvements included negotiated cost reductions with the Company’s principal transaction processor, the introduction of new, higher margin products and services, as well as rate increases for certain processing services. The increase in margin dollars was $766,000 between periods.

Excluding electronic payment processing costs, other costs increased $63,000 or 1% between periods. Depreciation and amortization costs decreased $97,000 between periods as the result of previously acquired portfolio intangible assets becoming fully amortized. Remaining costs, including salaries and benefits, professional fees, and other expenses, increased $160,000 or 4% principally in customer service related costs to support the growth in the number of merchants served.

Overall segment income before income taxes increased $688,000 or 22% to $3,799,000 in 2010 from $3,111,000 in 2009. An increase in the dollar margin of operating revenues less processing costs due to the reasons noted above coupled with a lower rate of increase in other expenses resulted in the increase in income before income taxes between periods.

Web Hosting

	Three months ended September 30:
(In thousands):	2010	2009	$ Change	% Change
Revenue:
Web hosting	$4,799	$4,743	$56	1%
Interest income	1	3	(2)	(67)%

Total revenue	4,800	4,746	54	1%

Expenses:
Salaries and benefits	1,145	1,319	(174)	(13)%
Interest	31	34	(3)	(9)%
Professional fees	104	94	10	11%
Depreciation and amortization	455	516	(61)	(12)%
Other general and administrative costs	1,788	1,756	32	2%

Total expenses	3,523	3,719	(196)	(5)%

Income before income taxes	$1,277	$1,027	$250	24%

Three months ended September 30, 2010 and 2009:

This segment derives revenue primarily from recurring fees from hosting websites, including monthly contracts for shared hosting, dedicated servers, and virtual instance the “plans”). Web hosting revenue increased $54,000, or 1%, to $4,800,000 for the three months ended September 30, 2010 over the same period in 2009 due to improved revenue per plan (see below), organic growth of hosted virtual instances, and an increase in the sales of custom website development services. NTS sales promotions and service and plan enhancements failed to prevent losses in plan counts but did help to improve revenue. Management’s intent is to grow revenues through higher service offerings to customers to drive greater revenue and margin per plan, although this may result in a lower number of plans sold overall.

The increase in revenue reflects an increase in average quarterly revenue per plan of 8% to $79.47 from $73.54 offset by a decrease in the average number of total plans by 4,112 for the three months ended September 30, 2010 as compared to the same period in 2009, or 6%, to 60,387 from 64,499. Improvement in revenue per plan primarily reflects the growth in virtual instances, customers purchasing higher-cost plans, and utilizing additional options and services. The average number of dedicated server plans for the three months ended September 30, 2010, which generate a higher monthly fee versus shared hosting plans, decreased by 28 between periods, or 1%, to an average of 2,116 from an average of 2,144 for the same period in 2009. The average number of shared hosting plans decreased 4,114, or 7%, to 58,073 for the three months ended September 30, 2010, from 62,187 for the same period in 2009. The average number of virtual instance plans increased by 30, or 18%, to 198 for the three months ended September 30, 2010, from 168 for the same period in 2009. Current economic conditions, although starting to improve, and increased competition from other web hosting providers as well as alternative website services continue to have a negative effect on plan count growth which in turn limits revenue growth.

Total segment expenses decreased by 5%, or $196,000 for the three months ended September 30, 2010 over the same period a year earlier. The majority of the decrease between periods reflects a decrease in salaries and benefits of $174,000, a decrease in depreciation and amortization of $61,000 and a decrease in interest expense of $3,000 partially offset by an increase in other general and administrative costs of $32,000, mainly due to an increase in utility costs, and an increase in professional fees of

$10,000. The $174,000 decrease in salaries and benefits was primarily due to a reduction of headcount between periods offset slightly by an increase in health insurance premiums. The $61,000 decrease in depreciation and amortization was primarily due to the slowing of capital expenditures as a result of more efficient use of the existing equipment within the datacenter.

Income before income taxes increased 24% or $250,000 to $1,277,000 for the three months ended September 30, 2010 from $1,027,000 for the same period in 2009. The improvement in profitability primarily resulted from the increase in web site plan revenue combined with a decrease in total expenses.

	Nine months ended September 30:
(In thousands):	2010	2009	$ Change	% Change
Revenue:
Web hosting	$14,400	$14,117	$283	2%
Interest income	4	11	(7)	(64)%

Total revenue	14,404	14,128	276	2%

Expenses:
Salaries and benefits	3,811	3,749	62	2%
Interest	77	100	(23)	(23)%
Professional fees	373	203	170	84%
Depreciation and amortization	1,412	2,070	(658)	(32)%
Other general and administrative costs	5,329	5,146	183	4%

Total expenses	11,002	11,268	(266)	(2)%

Income before income taxes	$3,402	$2,860	$542	19%

Nine months ended September 30, 2010 and 2009:

Web hosting revenue increased by $276,000, or 2%, to $14,404,000 for the nine months ended September 30, 2010 over the same period in 2009 due to improved revenue per plan, organic growth of hosted virtual instances, and an increase in the sales of custom website development services. NTS sales promotions and service and plan enhancements failed to prevent losses in plan counts but did help to improve revenue. Management’s intent is to grow revenues through higher service offerings to customers to drive greater revenue and margin per plan, although this may result in a lower number of plans sold overall.

The increase in revenue reflects an increase in average monthly revenue per plan of 9% to $26.02 from $23.88 offset by a decrease in the average number of total plans by 4,198 for the nine months ended September 30, 2010 as compared to the same period in 2009, or 6%, to 61,480 from 65,678. Improvement in revenue per plan primarily reflects the growth in virtual instances, customers purchasing higher-cost plans, and utilizing additional options and services. The average number of dedicated server plans for the nine months ended September 30, 2010, which generate a higher monthly fee versus shared hosting plans, decreased by 11 between periods, or 1%, to an average of 2,174 from an average of 2,185 for the same period in 2009. The average number of shared hosting plans decreased 4,239, or 7%, to 59,117 for the nine months ended September 30, 2010, from 63,356 for the same period in 2009. The average number of virtual instance plans increased 52, or 38%, to 189 for the nine months ended September 30, 2010, from 137 for the same period in 2009. Current economic conditions, although starting to improve, and increased competition from other web hosting providers as well as alternative website services continue to have a negative effect on plan count growth which in turn limits revenue growth.

Total segment expenses decreased by 2%, or $266,000 for the nine months ended September 30, 2010. The majority of the decrease between periods reflects a decrease in depreciation and amortization of $658,000 and a decrease in interest expense of $23,000, partially offset by an increase in other general and administrative costs of $183,000, an increase in salaries and benefits of $62,000, and an increase in professional fees of $170,000. The $658,000 decrease in depreciation and amortization was primarily due to the customer account and non-compete covenant from the time of NTS’ acquisition being fully amortized as of June 30, 2009 and the slowing of capital expenditures as a result of more efficient use of the already existing equipment within the datacenter. The increase of $170,000 in professional fees was due to legal and consulting fees for the nine months ended September 30, 2010. The increase in other general and administrative costs was primarily due to a $158,000 increase in rent and utilities, a $51,000 increase in processing costs, a $48,000 increase in licenses and permits, a $29,000 increase in office and other costs and a $14,000 increase in bad debt. The increases were offset in part by a $21,000 decrease in internet and communications expenses, a result of renegotiations of internet and telephone contracts, and an approximate decrease of $96,000 in marketing costs. Salaries and benefits increased $62,000 for the nine months September 30, 2010 mainly due to increased benefits cost.

Income before income taxes increased 19% or $542,000 to $3,402,000 for the nine months ended September 30, 2010 from $2,860,000 for the same period in 2009. The improvement in profitability primarily resulted from the increase in web site plan revenue combined with a decrease in total expenses.

Small Business Finance

	Three months ended September 30:
(In thousands):	2010	2009	$ Change	% Change
Revenue:
Premium income	$1,202	$142	$1,060	747%
Servicing fee	735	421	314	75%
Interest income	471	318	153	48%
Management fees	146	146	—	—%
Other income	470	451	19	4%

Total revenue	3,024	1,478	1,546	105%

Net change in fair market value of: Liability on SBA loans transferred, subject to premium recourse	50	—	50	—%

Expenses:
Salaries and benefits	901	682	219	32%
Interest	403	366	37	10%
Management fees	115	115	—	—%
Professional fees	66	101	(35)	(35)%
Depreciation and amortization	191	233	(42)	(18)%
Provision for loan losses	598	388	210	54%
Other general and administrative costs	396	349	47	13%

Total expenses	2,670	2,234	436	20%

Income (loss) before income taxes	$404	$(756)	$1,160

Three months ended September 30, 2010 and 2009:

Revenue is derived primarily from premium income generated by the sale of the guaranteed and unguaranteed portions of SBA loans. Additionally, the Company derives revenue from interest income on SBA loans held for investment and those awaiting sale recognition under ASC Topic 860, servicing fee income on the guaranteed portions of SBA loans previously sold, servicing income for loans originated by other lenders for which NSBF is the servicer, and financing and billing services, classified as other income above, provided by Newtek Business Credit (“NBC”). Most SBA loans originated by NSBF charge an interest rate equal to the Prime rate plus an additional percentage amount; the interest rate resets to the current Prime rate on a monthly or quarterly basis, which will result in changes to the amount of interest accrued for that month and going forward and a re-amortization of a loan’s payment amount until maturity.

Generally, NSBF sells the guaranteed portion of each loan to a third party via an SBA regulated secondary market transaction utilizing SBA form 1086 and retains the unguaranteed principal portion in its own portfolio. SBA form 1086 requires, as part of the transferor’s representations and warranties, that the transferor repay any premium received from the transferee if either the SBA 7(a) loan borrower prepays the loan within 90 days of the transfer settlement date or fails to make one of its first three loan payments after the settlement date in a timely fashion and then proceeds to default within 275 days of the settlement date. Under ASC Topic 860, “Transfers and Servicing,” effective January 1, 2010, such recourse precludes sale treatment of the transferred guaranteed portions during this warranty period; rather NSBF is required to account for this as a financing arrangement with the transferee. Until the warranty period expires such transferred loans are classified as “SBA loans transferred, subject to premium recourse” with a matching liability “Liability on SBA loans transferred, subject to premium recourse.” The Company values the liability based on the probability of payment given the Company’s history of returning premium: the transferee will receive 100% of the guaranteed portion from either the borrower or the SBA and approximately 3% of the premium amount from the Company in instances of default or prepayment during the warranty period. At the expiration of the warranty period, the sale of the guaranteed portions of these loans as well as the corresponding gain is recognized into premium income, and the asset and liability eliminated. Recognition is estimated to occur from 90 days of settlement date, which for many of the loans sold in the second quarter 2010 occurred throughout the third quarter.

The Company recognized $1,202,000 in premium income for the third quarter ended September 30, 2010 for 24 guaranteed loan sales totaling $13,269,000 transferred in the first and second quarters of 2010 for which the warranty period had expired. Also during these three months, the Company transferred 26 guaranteed loans aggregating $11,986,000; however, as discussed above, the recognition of the revenue from these transfers are delayed into future periods until the sale is recognized. The Company continued to benefit from the government’s program of higher guaranty percentages per loan which allowed it to transfer a larger guaranteed portion of the loans it made in the quarter. Premium income for the three months ended September 30, 2009 totaled $142,000, resulting from one guaranteed loan sale of $1,328,000 and recognized under previous accounting treatment. 2009 results reflected that NSBF had substantially stopped originating new loans due to the dislocation in the secondary market during the early part of 2009.

Servicing fee income related to SBA loans increased by $314,000 due primarily to the addition of servicing income associated with the FDIC contract, which totaled $377,000 for the three months ended September 30, 2010; there was no corresponding FDIC income in the prior quarter. Additionally, the average NSBF servicing portfolio increased from $124,043,000 for the quarter ended September 30, 2009 to $147,232,000 for the three months ended September 30, 2010 reflecting NSBF’s renewed loan originations starting in the fourth quarter of 2009.

Total interest income increased by $153,000 for the quarter due, in part, from an increase in the average outstanding performing portfolio of SBA loans held for investment from $20,260,000 for the three months ended September 30, 2009 to $21,746,000 in the third quarter of 2010. This portfolio expansion accounted for $14,000 of the increase in interest income. The remaining $139,000 in interest income recognized in the third quarter of 2010 was interest recognized on the loans transferred, not yet sold under ASC Topic 860. Total interest income on loans held for investment, after removing the effect of ASC Topic 860, was $332,000 and $318,000 for the three months ending September 30, 2010 and 2009, respectively.

Other income increased by $19,000 due to the net addition of fourteen receivable financing clients which generated an additional $90,000 of income. This increase was predominately offset by reductions in late payment and other loan-related income at NSBF of $50,000 as well as a reduction in billing services revenue earned by NBC of $15,000. The average number of billing service customers decreased by 6 from an average of 80 to an average of 74 during the three months ended September 30, 2009 and 2010, respectively.

As a result of the implementation of ASC Topic 860, the Company established a new liability, “Liability for SBA loans transferred, subject to recourse” to account for transfers of the guaranteed portions sold via SBA regulated secondary market transactions as financings during the duration of the premium warranty period. As discussed above, contemporaneous with the implementation the Company elected to fair value the new liability. Fair valuing the liability at the end of the quarter resulted in a net gain of $50,000 which reflected the increase in the liability due to the transfer of guaranteed portions in the third quarter offset by those that achieved sale status in the quarter.

Salaries and benefits increased by $237,000 at NSBF as additional staff was added in the originating, servicing and liquidation departments in connection with the resumption of lending that began in the third quarter of 2009 as well as an increase in staff to service the FDIC contract. This increase was partially offset by a decrease in payroll expense at NBC by $18,000 for the three months ended September 30, 2010 as compared with the prior quarter as a result of the elimination of one employee. The Company believes it has adequate staff to maintain operations at NBC as well as service its portfolio and originate loans at NSBF. The combined average headcount for the quarter increased by 42% from 31 at September 30, 2009, to 44 at September 30, 2010.

During the second quarter 2010, NSBF paid off its line with GE and initiated a $12,500,000 new term loan with Capital One. After deducting the amortization of deferred financing costs associated with the lines of credit held by NSBF and NBC of $81,000 for the quarter ended September 30, 2009 and $23,000 for the three months ended September 30, 2010 along with the interest expense of $139,000 associated with the secured borrowings under ASC Topic 860 for the three months ended September 30, 2010, interest expense decreased from $285,000 to $241,000 for the same periods, respectively. This decrease in net interest expense was due to a reduction in the average interest rates charged under the NSBF and NBC credit facilities. The weighted average interest rate quarter over quarter decreased from 7.13% to 5.89%. This reduction in interest rate was partially offset by an increase in borrowings under the NBC credit facility from $1,949,000 to $4,348,000. The reduction in amortization of deferred financing costs for the quarter ended September 30, 2010, was due to the new term loan with Capital One which allows for an extended amortization period for the capitalized fees.

Professional fees for the three months ended September 30, 2010 decreased by $35,000 as a result of reductions in consulting, accounting and legal expenses.

Consideration in arriving at the provision for loan loss includes past and current loss experience, current portfolio composition, future estimated cash flows, and the evaluation of real estate and other collateral as well as current economic conditions. While the quarterly provision for loan loss increased by $210,000 quarter over quarter, the reserve for loan losses as compared to the gross portfolio balance decreased from $4,014,000 or 14.0% at September 30, 2009 to $3,902,000 or 12.7% at September 30, 2010 reflecting the overall growth from new lending and performance of the portfolio. Total impaired non-accrual loans at September 30, 2009 and September 30, 2010, decreased from $8,875,000 to $8,202,000, respectively, with $3,044,000 or 34.3% and $2,881,000 or 35.1% of the allowance for loan losses being allocated against such impaired non-accrual loans, respectively. The year over year reduction in non-performing loans reflects an improvement in the overall economic climate and corresponding impact on the underlying borrowers.

Other general and administrative costs increased by $47,000 due primarily to an increase in loan servicing and loan recovery expenses in the three months ended September 30, 2010. Additionally, increases in software maintenance costs and rent and utilities were offset by reductions in bank service charges and losses on foreclosed property recorded in the prior quarter ended September 30, 2009.

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

	Nine months ended September 30:
(In thousands):	2010	2009	$ Change	% Change
Revenue:
Premium income	$1,395	$725	$670	92%
Servicing fee	1,865	1,246	619	49%
Interest income	1,173	1,114	59	5%
Management fees	439	439	—	—%
Other income	1,417	1,361	56	4%

Total revenue	6,289	4,885	1,404	29%

Net change in fair market value of: Liability on SBA loans transferred, subject to premium recourse	2,076	—	2,076	—%

Expenses:
Salaries and benefits	2,553	2,129	424	20%
Interest	1,149	1,159	(10)	(1)%
Management fees	345	345	—	—%
Professional fees	328	259	69	27%
Depreciation and amortization	597	705	(108)	(15)%
Provision for loan losses	1,451	1,320	131	10%
Other general and administrative costs	1,091	1,065	26	2%

Total expenses	7,514	6,982	532	8%

Income (loss) before income taxes	$851	$(2,097)	$2,948

For the nine months ended September 30, 2010 and 2009:

The Company recognized $1,395,000 in premium income for the nine months ended September 30, 2010 for 28 guaranteed loan sales totaling $15,692,000 where the warranty period expired. Also during these nine months, the Company transferred 42 guaranteed loans aggregating $19,831,000; however, as discussed above, the recognition of the revenue from these transfers is delayed into future periods until the sale can be recognized. Premium income for the nine months ended September 30, 2009 totaled $725,000, resulting from 15 guaranteed loan sales aggregating $10,109,000. As a result of the dislocation in the secondary market during 2009, the premium on the guaranteed loans sold dropped to par and the servicing component increased to over 4.2% during the first nine months. In order to appropriately value the servicing asset during a period early in 2009 in which premiums could not be obtained on guaranteed loans sales, the Company applied a discounted cash flow model which used valuation techniques to convert future cash flows to a single present value and is based on the value indicated by current market expectations about those future cash flows. The premium earned during the first nine months of 2009 is reflective of this valuation method for the servicing assets created at that time. With the return of premium sales, in 2010 the Company reverted back to the strip multiple method for loans that achieved sale status.

Servicing fee income related to SBA loans increased by $619,000 due primarily to the addition of servicing income associated with the FDIC contract, which totaled $607,000 for the nine months ended September 30, 2010; there was no FDIC income in the corresponding nine month period in 2009. Additionally, the average NSBF servicing portfolio increased from $126,227,000 for the nine months ended September 30, 2009 compared to $137,312,000 for the current nine month period reflecting NSBF’s renewed loan originations starting in the fourth quarter of 2009.

Interest income increased by $59,000 due to $238,000 in interest income recognized on the loans transferred, not yet sold, under ASC 860 during the first nine months of 2010. This increase was partially offset by a reduction in interest income associated with a decrease in the average outstanding performing portfolio of SBA loans held for investment from $22,938,000 for the nine months ended September 30, 2009 to $20,675,000 in the first half of 2010. In addition, a $70,000 reduction in interest income was recognized during the first nine months of 2010 as a result of previous recognized interest income being reversed as a result of loans being transferred into nonperforming status. Total interest income on loans held for investment was $935,000 and $1,114,000 for the nine months ending September 30, 2010 and 2009, respectively.

Other income increased by $56,000 due primarily to the addition of consulting income associated with the FDIC contract, which totaled $137,000 as well as the net addition of fourteen new receivable financing clients at NBC resulting in an additional $100,000 of related income. This increase was predominately offset by reductions in late payment and other loan-related income at NSBF of $129,000 as well as a reduction in billing services revenue earned by NBC of $41,000. The average number of billing service customers decreased by 7 from an average of 82 to an average of 75 during the respective first nine months of 2009 and 2010.

As a result of the implementation of ASC Topic 860, the Company established a new liability, “Liability for SBA loans transferred, subject to recourse” to account for transfers of the guaranteed portions sold via SBA regulated secondary market transactions as financings during the duration of the premium warranty period. As discussed above, contemporaneous with the implementation of ASC Topic 860, the Company elected to fair value the new liability. As a result, the Company recognized a net gain of $2,076,000 from the reduction of the value of the liability based on its economic likelihood of repayment of the premium under the warranty.

Salaries and benefits increased by $447,000 at NSBF as additional staff was added in the originating, servicing and liquidation departments of NSBF in connection with the resumption of lending that began in the third quarter of 2009 as well as an increase in staff to service the FDIC contract. This increase was partially offset by a decrease in payroll expense at NBC by $23,000 during the first nine months ended September 30, 2010. The Company believes it has adequate staff to maintain operations at NBC as well as service its portfolio and originate loans at NSBF. The combined average headcount for the nine month period increased by 31.3%, from 32 at September 30, 2009 to 42 at September 30, 2010.

During the second quarter of 2010, NSBF paid off its line with GE and initiated a $12,500,000 new term loan with Capital One. After deducting the amortization of deferred financing costs associated with the lines of credit held by NSBF and NBC of $277,000 for the nine months ended September 30, 2009 and $148,000 for the nine months ended September 30, 2010 along with the interest expense of $238,000 associated with the secured borrowings under ASC 860 for the nine months ended September 30, 2010, interest expense decreased from $882,000 to $763,000 for the same periods, respectively. This decrease in net interest expense was primarily due to reductions in the average combined debt outstanding by NSBF and NBC, which decreased from $17,503,000 to $15,298,000 for the nine months ended September 30, 2009 and 2010, respectively. The decrease in amortization of deferred financing costs for the nine months ended September 30, 2010, was due to the new term loan with Capital One which allows for an extended amortization period for the capitalized fees.

Professional fees for the nine months ended September 30, 2010 increased by $69,000 as a result of an increase in consulting and accounting expenses, which was partially offset by a decrease in legal expense. The increase in consulting and accounting expenses was mainly due to obtaining a rating from the S&P on our loan servicing operations and additional professional fees associated with the payoff of the line with GE.

Consideration in arriving at the provision for loan loss includes past and current loss experience, current portfolio composition, future estimated cash flows, and the evaluation of real estate and other collateral as well as current economic conditions. While the provision for loan loss increased by $131,000 for the nine month period ended September 30, 2010, the reserve for loan losses as compared to the gross portfolio balance decreased from $4,014,000 or 14.0% at September 30, 2009 to $3,902,000 or 12.7% at September 30, 2010 reflecting the overall growth from new lending and performance of the portfolio. Total impaired non-accrual loans at September 30, 2009 and September 30, 2010, decreased from $8,875,000 to $8,202,000, respectively, with $3,044,000 or 34.3% and $2,881,000 or 35.1% of the allowance for loan losses being allocated against such impaired non-accrual loans, respectively. The year over year reduction in non-performing loans reflects an improvement in the overall economic climate and corresponding impact on the underlying borrowers.

Other general and administrative costs increased by $26,000 due primarily to an increase in loan servicing costs as well as an increase in rent and utilities for the nine months ended September 30, 2010. These increases were partially offset by reductions in loan recovery expenses which included a $102,000 write-down on foreclosed property and a $10,000 loss on disposal of owned property in the corresponding prior period.

The resumption of loan originations with the 90% guaranty percentage, the additions to servicing and consulting income from the NSBF portfolio and the FDIC contracts, and the adoption of fair value accounting for the liability created in accordance with ASC Topic 860 resulted in a return to profitability for the nine months ended September 30, 2010 from the loss in the same period of 2009.

All Other

The All other segment includes revenues and expenses primarily from Newtek Insurance Agency, LLC and qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments.

	Three months ended September 30:
(In thousands):	2010	2009	$ Change	% Change
Revenue:
Insurance commissions	$203	$201	$2	1%
Other income	129	100	29	29%
Interest income	10	10	—	—%

Total revenue	342	311	31	10%

Expenses:
Salaries and benefits	372	376	(4)	(1)%
Professional fees	47	18	29	161%
Depreciation and amortization	32	34	(2)	(6)%
Other general and administrative costs	85	154	(69)	(45)%

Total expenses	536	582	(46)	(8)%

Loss before income taxes	$(194)	$(271)	$(77)	(28)%

Three months ended September 30, 2010 and 2009:

Revenue increased $31,000 for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 primarily due to a recovery of a previously written off investment. Insurance commission and interest income remained flat period over period.

Salaries and benefits and depreciation and amortization remained flat period over period. Other general administrative costs decreased by $69,000, or 45% to $85,000 for the three months ended September 30, 2010, as compared to $154,000 for 2009 mainly due to a $20,000 collection in 2010 of a receivable previous deemed uncollectable and a reduction in expenses resulting from the deconsolidation of a previously consolidated variable interest entity.

	Nine months ended September 30:
(In thousands):	2010	2009	$ Change	% Change
Revenue:
Insurance commissions	$615	$619	$(4)	(1)%
Other income	388	1,359	(971)	(71)%
Interest income	57	39	18	46%

Total revenue	1,060	2,017	(957)	(47)%

Expenses:
Salaries and benefits	1,173	1,270	(97)	(8)%
Professional fees	149	143	6	4%
Depreciation and amortization	110	96	14	15%
Other general and administrative costs	385	628	(243)	(39)%

Total expenses	1,817	2,137	(320)	(15)%

Loss before income taxes	$(757)	$(120)	$637	531%

Nine months ended September 30, 2010 and 2009:

The revenue decrease of $957,000 is primarily due to the decrease in other income of $971,000 for the nine months ended September 30, 2010 as compared to the same period in 2009, primarily due to a one-time $1,000,000 recovery in 2009 of an investment previously written off that has not recurred in 2010. Interest income increased as a result of an increase in cash and cash equivalents. Insurance commissions remained flat period over period.

Salaries and benefits decreased by $97,000, or 8% to $1,173,000 for the nine months ended September 30, 2010, as compared to $1,270,000 for the same in period 2009, as a result of management’s cost cutting initiatives in the insurance agency and other entities mainly during the first quarter 2010. Other general administrative costs decreased by $243,000, or 39% to $385,000 for the nine months ended September 30, 2010, as compared to $628,000 for 2009, primarily due to a one-time expense adjustment and a reduction in software maintenance costs in the insurance agency as a result of a software conversion.

Corporate activities

The Corporate activities segment implements business strategy, directs marketing, provides technology oversight and guidance, coordinates and integrates activities of the other segments, contracts with alliance partners, acquirers customer opportunities and owns our proprietary NewTracker™ referral system and all other intellectual property rights. This segment includes revenue and expenses not allocated to other segments, including interest income, Capco management fee income, and corporate operations expenses. These operating expenses consist primarily of internal and external public accounting expenses, internal and external corporate legal expenses, corporate officer salaries, and rent for the principal executive office.

	Three months ended September 30:
(In thousands):	2010	2009	$ Change	% Change
Revenue:
Management fees	$434	$700	$(266)	(38)%
Interest income	9	9	—	—%
Other income	10	3	7	233%

Total revenue	453	712	(259)	(36)%

Expenses:
Salaries and benefits	1,236	1,072	164	15%
Professional fees	316	221	95	43%
Depreciation and amortization	78	105	(27)	(26)%
Other general and administrative costs	609	628	(19)	(3)%

Total expenses	2,239	2,026	213	11%

Loss before income taxes	$(1,786)	$(1,314)	$472	36%

Three months ended September 30, 2010 and 2009:

Revenue is derived primarily from management fees earned from the Capcos which declined 38%, or $266,000, to $434,000 for the three months ended September 30, 2010 from $700,000 for the third quarter of 2009. Management fees, which are eliminated upon consolidation, are expected to continue to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not paid or accrued.

Expenses increased $213,000, or 11%, for the three months ended September 30, 2010 from the same period in 2009. Salaries and benefits increased $164,000 or 15% to $1,236,000 for the three months ended September 30, 2010 as compared to $1,072,000 for the three months ended September 30, 2009 mainly due to an increase in headcount for general corporate purposes. Professional fees increased $95,000, or 43%, during the three months ended September 30, 2010 due to an increase in legal and public relation fees. Other general and administrative costs decreased $19,000 or 3% to $609,000 for the third quarter of 2010 as compared to $628,000 for the same period in 2009.

	Nine months ended September 30:
(In thousands):	2010	2009	$ Change	% Change
Revenue:
Management fees	$1,658	$2,464	$(806)	(33)%
Interest income	22	21	1	5%
Other income	13	12	1	8%

Total revenue	1,693	2,497	(804)	(32)%

Expenses:
Salaries and benefits	3,675	3,465	210	6%
Professional fees	962	1,360	(398)	(29)%
Depreciation and amortization	249	339	(90)	(27)%
Other general and administrative costs	1,848	1,999	(151)	(8)%

Total expenses	6,734	7,163	(429)	(6)%

Loss before income taxes	$(5,041)	$(4,666)	$375	8%

Nine months ended September 30, 2010 and 2009:

Revenue from management fees earned from the Capcos declined 33%, or $806,000, to $1,658,000 for the nine months ended September 30, 2010 from $2,464,000 for the same period in 2009. Management fees, which are eliminated upon consolidation, are expected to continue to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not paid or accrued.

Expenses declined $429,000, or 6%, for the nine months ended September 30, 2010 from the same period in 2009. Salaries and benefits increased $210,000 or 6% to $3,675,000 for the nine months ended September 30, 2010 as compared to $3,465,000 for the same period ended in 2009 mainly due to an increase in headcount. Professional fees decreased $398,000, or 29%, for the nine months ended September 30, 2010 from the same period in 2009 due to the Company exploring various financing and restructuring alternatives that resulted in significantly higher professional fees for the nine months ended September 30, 2009. Other general and administrative costs decreased $151,000 or 8% to $1,848,000 as compared to $1,999,000 for the nine months ended September 30, 2009 mainly due to decreases in insurance, maintenance, postage and telephone costs.

Capcos

As described in Note 3 to the condensed consolidated financial statements, effective January 1, 2008, the Company adopted fair value accounting for its financial assets and financial liabilities concurrent with its election of the fair value option for substantially all credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance. These are the financial assets and liabilities associated with the Company’s Capco notes that are reported within the Company’s Capco segment. The tables below reflect the effects of the adoption of fair value measurement on the income and expense items (income from tax credits, interest expense and insurance expense) related to the revalued financial assets and liability for the three and nine months ended September 30, 2010 and 2009. In addition, the net change to the revalued financial assets and liability for the three and nine months ended September 30, 2010 and 2009 is reported in the line “Net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash” on the condensed consolidated statements of operations.

	Three months ended September 30:
(In thousands):	2010	2009	$ Change	% Change
Revenue:
Income from tax credits	$621	$2,234	$(1,613)	(72)%
Interest income	25	21	4	19%
Other income	1	43	(42)	(98)%

Total revenue	647	2,298	(1,651)	(72)%

Net change in fair market value of: Credits in lieu of cash and Notes payable in credits in lieu of cash	(44)	34	(78)	(229)%

Expenses:
Interest	586	2,268	(1,682)	(74)%
Management fees	465	731	(266)	(36)%
Professional fees	164	140	24	17%
Other general and administrative costs	188	66	122	185%

Total expenses	1,403	3,205	(1,802)	(56)%

Loss before income taxes	$(800)	$(873)	$(73)	(8)%

Three months ended September 30, 2010 and 2009:

Revenue is derived primarily from non-cash income from tax credits. The decrease in the third quarter 2010 revenue versus third quarter 2009 reflects the effect of the lower interest rate used under fair value accounting. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods through 2016, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense. Management fees decreased 36%, or $266,000, to $465,000 for the three months ended September 30, 2010 from $731,000 for the same period in 2009. Management fees, which are eliminated upon consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. Interest expense decreased 74%, or $1,682,000, to $586,000 for the three months ended September 30, 2010 from $2,268,000 as a result of the lower interest rate used under the fair market value accounting for the period. Other general and administrative costs increased $122,000 mainly due to the recognition of a loss of approximately $70,000 on the sublease of an existing leasehold in addition to a provision for loan loss of $60,000 due to a loan assessed by management as uncollectable.

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

	Nine months ended September 30:
(In thousands):	2010	2009	$ Change	% Change
Revenue:
Income from tax credits	$1,923	$6,483	$(4,560)	(70)%
Interest income	92	82	10	12%
Other income	9	44	(35)	(80)%

Total revenue	2,024	6,609	(4,585)	(69)%

Net change in fair market value of: Credits in lieu of cash and Notes payable in credits in lieu of cash	130	1,044	(914)	(88)%

Expenses:
Interest	2,078	7,528	(5,450)	(72)%
Management fees	1,752	2,558	(806)	(32)%
Professional fees	337	436	(99)	(23)%
Other than temporary decline in value of investments	5	158	(153)	(97)%
Other general and administrative costs	348	13	335	2,577%

Total expenses	4,520	10,693	(6,173)	(58)%

Loss before income taxes	$(2,366)	$(3,040)	$(674)	(22)%

Nine months ended September 30, 2010 and 2009:

Revenue is derived primarily from non-cash income from tax credits. The decrease in revenue for the nine months ended September 30, 2010 versus the same period in 2009 reflects the effect of the lower interest rate used under fair market value accounting. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods through 2016, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense. Management fees decreased 32%, or $806,000, to $1,752,000 for the nine months ended September 30, 2010 from $2,558,000 for the same period in 2009. Management fees, which are eliminated upon consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. Interest expense decreased 72%, or $5,450,000, to $2,078,000 for the nine months ended September 30, 2010 from $7,528,000 for the same period in 2009 as a result of the lower interest rate used under the fair value accounting for the period. Professional fees decreased $99,000 for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 and approximately $30,000 of the decrease was due to the elimination of audit and tax return preparation expenses associated with one Capco that was voluntarily decertified and liquidated in the fourth quarter of 2009. The remainder of the decrease in professional fees is due to the timing of when audit fees are incurred during 2010. The $335,000 increase in other general and administrative costs is due to a returned premium on a Capco insurance policy for $250,000 during the nine months ended September 30, 2009 which did not recur in 2010, to the recognition of a loss in 2010 of approximately $70,000 on the sublease of an existing leasehold and to a provision for loan loss of $60,000, offset partially by $45,000 of reductions in other general and administrative expenses.

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

Liquidity and Capital Resources

Cash requirements and liquidity needs over the next twelve months are anticipated to be funded primarily through operating results, available cash and cash equivalents, and an existing credit line. As more fully described below, the Company’s SBA lender will require additional funding sources to maintain current SBA loan originations in the latter part of 2011 under anticipated conditions; although the failure to find these sources may require the reduction in the Company’s SBA lending and related operations, it will not impair the Company’s overall ability to operate.

In order to operate, the Company’s SBA lender depends on the continuation of the SBA 7(a) guaranteed loan program of the United States Government. For 2010 and most likely into the first quarter of 2011 the Company has benefitted and will continue to benefit from the increase in the guarantee on SBA 7(a) loans to 90% from 75% which effectively reduces the amount of the loan the Company needs to retain and increases the amount of premium the Company earns on a loan. The return to the 75% guarantee level for loans approved after December 31, 2010 will require the Company to commit greater cash resources to fund SBA 7(a) loans. The Company’s SBA lender depends on the availability of purchasers for SBA loans held for sale transferred to the secondary markets and the premium earned therein to support its lending operations. At this time the secondary market for the SBA loans held for sale is robust but during the 2008 – 2009 financial crisis the Company had difficulty selling its loans for a premium or at all.

The Company’s SBA lender finances the operations of the lending business through loans or credit facilities from various lenders. Such lenders invariably require a security interest in the SBA loans as collateral which, under the applicable law, requires the prior approval of the US Small Business Administration. In April 2010, the Company closed two five year term loans aggregating $14,583,000 with Capital One, N.A. which refinanced Newtek’s SBA lender’s $12,500,000 debt to GE as well as the existing $2,083,000 term loan between Capital One and NTS. Previously the SBA lender utilized the GE debt to originate and warehouse the guaranteed and unguaranteed portions of SBA loans. Under the Capital One term loan, which is collateralized by the unguaranteed, retained loan portions, all unguaranteed loan repayment proceeds are used to reduce the outstanding indebtedness and the SBA lender funds its cash requirements through available cash and cash equivalents supplemented as needed by the cash resources of Newtek. Because these resources will be insufficient to maintain current SBA loan originations in the latter part of 2011 under anticipated conditions, the Company is working with various lenders on obtaining an additional credit facility to increase its ability to lend and exploring the possibility of issuing a rated debt security. If the Company should ever be unable to obtain the approval for its financing arrangements from the SBA, it would likely be unable to continue to make loans.

The receivables financing unit (“NBC”) utilizes a $10 million line of credit provided by Wells Fargo Bank to purchase and warehouse receivables. Wells Fargo has informally indicated it plans to exit the business of financing small finance companies and will likely not extend its agreement with NBC which matures in February 2012; we are engaged in discussions with other potential lenders to replace this line. There are no cross covenants or collateralization between the Wells Fargo lending facility and the Capital One term loans. The availability of the Wells Fargo line of credit and the performance of the Capital One term loans are subject to compliance with certain covenants and collateral requirements as set forth in their respective agreements, as well as limited restrictions on distributions or loans to the Company by the respective debtor, none of which are material to the liquidity of the Company. The Company guarantees these loans for the subsidiaries: Capital One for the amount borrowed and Wells Fargo for up to $800,000. As of September 30, 2010, the Company’s unused sources of liquidity consisted of $7,301,000 in unrestricted cash and cash equivalents and $434,000 available through the Wells Fargo line of credit.

Restricted cash of $9,068,000 as of September 30, 2010 is primarily held in the Capcos and can be used in managing and operating the Capcos, making qualified investments, to repay debt obligations, and for the payment of taxes on capco income.

In summary, Newtek generated and used cash as follows:

(Dollars in thousands)

	For the nine months ended September 30,
	2010	2009
Net cash (used in) provided by operating activities	$(1,237)	$5,637
Net cash (used in) provided by investing activities	(5,418)	2,538
Net cash provided by (used in) financing activities	1,375	(9,455)

Net decrease in cash and cash equivalents	(5,280)	(1,280)

Cash and cash equivalents, beginning of period	12,581	16,852

Cash and cash equivalents, end of period	$7,301	$15,572

Net cash flows from operating activities decreased $6,874,000 to $(1,237,000) for the nine months ended September 30, 2010 compared to $5,637,000 for the nine months ended September 30, 2009. This change primarily reflects the use of funds for lending and purchasing receivables by our Small business finance segment in the current nine months whereas the 2009 nine month period benefited from the sale of SBA loans held for sale originated in 2008 and a reduction in SBA lending in 2009. For the nine months ended September 30, 2009, the Company originated $3,976,000 SBA loans held for sale and received proceeds from the sale of SBA loans held for sale net of premium recorded as income of $10,109,000 offset by a broker receivable increase of $1,096,000 for net proceeds of $6,133,000. For the nine months ended September 30, 2010 the Company originated $36,077,000 of SBA loans held for sale. Reflecting the effects of ASC Topic 860 “Transfers and Servicing” which became effective on January 1, 2010 (discussed above), the Company received proceeds from transfers of SBA loans held for sale accounted for as financings (“Liability for SBA loans transferred, subject to recourse”) of $21,972,000 reduced by a premium of $2,140,000 and offset by an increase in the broker receivable of $1,391,000 and proceeds from transfers that achieved sale accounting of $15,692,000 for net proceeds of $(1,944,000), a decrease of $8,077,000. Broker receivables arise from loans traded but not settled before quarter end and represent the amount of cash due from the purchasing broker; the amount varies depending on loan origination volume and timing of sales at quarter end.

Net cash (used in) provided by investing activities primarily includes the purchase of fixed assets and customer accounts, repayments of the unguaranteed portions of SBA loans, changes in restricted cash and investments in qualified businesses. Net cash (used in) provided by investing activities decreased by $7,956,000 to cash used of $(5,418,000) for the nine months ended September 30, 2010 compared to cash provided of $2,538,000 for the nine months ended September 30, 2009. The decrease was due primarily to a greater amount of SBA loans originated for investment for the nine month period, $(5,761,000) in 2010, versus $(1,004,000) in 2009, a lesser return from qualified investments in 2010, $142,000, as compared to the return of $1,981,000 in 2009; and a slight decrease in payments received on SBA loans from $2,846,000 in 2009 to $2,700,000 in 2010 primarily due to a decline in prepayments. The change in restricted cash provided $714,000 less cash flows in 2010, or $(1,101,000), versus cash flows used of $(387,000) in 2009.

Net cash flows provided by (used in) financing activities primarily includes the net borrowings (repayments) on bank notes payable to Capital One, Wells Fargo and GE. Net cash flows provided by (used in) financing activities increased by $10,830,000 to cash provided of $1,375,000 for the nine months ended September 30, 2010 from a cash use of $(9,455,000) for the nine months ended September 30, 2009. The primary reason for the increase was the 2009 period reflected the repayment of bank notes payable of $(9,197,000) primarily from the application of proceeds from sale of SBA loans held for sale to the GE line, while the current nine months reflects borrowings on the Company’s lines of credit with Wells Fargo to fund the increase in accounts receivables purchased offset by the amount repaid to Capital One by NSBF and NTS. During the nine month period of 2010, the Company received $12,500,000 of proceeds from the Capital One term note and used the funds to repay the outstanding amount on the GE line of credit. In addition, the Company made principal payments on the Capital One term note of $1,286,000 for the period. NBC had net borrowings on the Wells Fargo line of credit for the nine month period of $3,238,000, all of which reflect a net increase of $1,375,000 to the financing activities for the nine month period.

The overall $(5,280,000) decrease in cash and cash equivalents in the first nine months of 2010 primarily reflects the increase in the origination of SBA loans held for investment and receivables purchased offset by borrowings from Wells Fargo, reduction in debt associated with NSBF and NTS, establishment of restricted reserve accounts for such debt, and transfer of cash from Company operating to restricted capco accounts due to the deconsolidation of a qualified investment which effectively moved cash from the business’s unrestricted cash account back to the Capco’s escrow, or restricted, cash account.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

We consider the principal types of risk in our business activities to be fluctuations in interest rates and loan portfolio valuations and the availability of the secondary market for our SBA loans held for sale. Risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

Our SBA lender primarily lends at an interest rate of prime, which resets on a quarterly basis, plus a fixed margin. Our receivable financing business purchases receivables priced to equate to a similar prime plus a fixed margin structure. The Capital One term loan and the Wells Fargo line of credit are both on a prime plus a fixed factor basis as well (although the Company has elected under the Wells Fargo line to borrow under a lower cost LIBOR basis). As a result the Company believes it has matched its cost of funds to its interest income in its financing activities. However, because of the differential between the amount lent and the smaller amount financed, a significant change in market interest rates will have a material effect on our operating income. In periods of sharply rising interest rates, our cost of funds will increase at a slower rate than the interest income earned on the loans we have made; this should improve our net operating income, holding all other factors constant. However, a reduction in interest rates, as has occurred since 2008, has and will result in the Company experiencing a reduction in operating income; that is interest income will decline more quickly than interest expense resulting in a net reduction of benefit to operating income.

Our lender depends on the availability of secondary market purchasers for the guaranteed portions of SBA loans and the premium received on such sales to support its lending operations. At this time the secondary market for the guaranteed portions of SBA loans is robust but during the 2008 – 2009 financial crisis the Company had difficulty selling it loans for a premium; although not expected at this time, if such conditions did recur our SBA lender would most likely cease making new loans and could experience a substantial reduction in profitability.

We do not have significant exposure to changing interest rates on invested cash which was approximately $16,369,000 at September 30, 2010. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions with ratings from Standard and Poor’s of A- or better. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of September 30, 2010, cash deposits in excess of FDIC and SIPC insurance totaled approximately $345,000 and funds held in U.S. Treasury only money market funds or equivalents in excess of SIPC insurance totaled approximately $7,165,000.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective to provide assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification by Principal Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as amended.

31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as amended.

32.1	Certification by Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: November 12, 2010	By:	/s/ Barry Sloane
Barry Sloane Chairman of the Board, President, Chief Executive Officer and Secretary

Date: November 12, 2010	By:	/s/ Seth A. Cohen
Seth A. Cohen Chief Financial Officer and Treasurer