Form 10-K
period 2010-12-31
NEWTEK BUSINESS SERVICES INC
filed 2011-03-17
CIK 1094019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (all as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $35,542,000 as of the last business day of the registrant’s second fiscal quarter of 2010.

As of March 15, 2011 there were 36,754,919 shares issued and outstanding of the registrant’s Common Shares, par value $0.02 per share.

Documents incorporated by reference:

Portions of the Proxy Statement to be filed for the Company’s 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

NEWTEK BUSINESS SERVICES, INC.

PART I

Item 1 BUSINESS

Overview

Newtek Business Services, Inc. (“we,” “the Company” or “Newtek”), “The Small Business Authority” ™, provides financial and business services to the small- and medium-sized business market. Our new website, www.thesba.com, and our heightened branding strategy will lead us to become an important destination for small businesses to obtain products, services, and current information. Our one-stop-shop enables businesses to grow and prosper by obtaining:

•	Electronic Payment Processing: Credit card, debit card, check conversion and ACH solutions

•

Ecommerce Services: Combinations of payment processing, online shopping cart tools, web site design, web hosting and web related services which enable businesses to establish a presence and commercial capability on the Internet in a quick and simple fashion

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

As of December 31, 2010, we had over 100,000 business accounts from which we derived revenue in 2010. We use state of the art web-based proprietary technology to provide low cost products and services to our small- and medium-sized business clients. We acquire our customers through the internet, internal and independent sales teams and alliances with Fortune 500 companies, community banks, credit unions and others, all of whom have elected to offer one or more of our business services and financial products rather than try to provide them directly for their customers or members. Our alliance partners have historically known Newtek through their use of the NewTracker® system and our strategic alliance partner program. We are also a holding company for 12 certified capital companies, which we refer to as Capcos. However, we have deemphasized our Capco business, which we are in the process of winding down, in favor of growing our operating businesses and do not anticipate creating any new Capcos in the foreseeable future.

History

Newtek is a corporation formed under the laws of New York that serves as a holding company for several wholly- and majority-owned subsidiaries. We were founded in 1998 to provide debt and equity financing to small- and medium-sized businesses. We have since developed our branded line of business and financial products and services for the small- and medium-sized business market. At December 31, 2010, we had 23 subsidiaries, in addition to our 12 Capcos, many of which were a result of investments through the Capco programs. We do not anticipate creating any new Capcos in the foreseeable future, although we continue to make occasional investments in and loans to small businesses through our existing Capcos and meet the goals of the Capco programs. We are concentrating our efforts on becoming “The Small Business Authority” by creating a distribution channel for business and financial services for the small- and medium-sized business market as well as providing a monthly small business index, market sentiment survey, monthly radio show on 77WABC, and monthly small business newsletter.

Business Strategy

Key elements of our strategy to grow our business are:

•

Continue to focus our business model to serve the small- and medium-sized business market. We are focused on developing and marketing business and financial products and services aimed at the small- and medium-sized business market. Our target market represents a very significant marketplace in the United States based on non-farm private gross domestic product (“GDP”). According to statistics published by the U.S. Small Business Administration (the “SBA”), approximately 51% of the GDP in the United States comes from small businesses and approximately 99% of businesses in the United States which have one or more employees fit into this market segment. Our business model is to get that market to view us as “The Small Business Authority” and come to depend on us as their source for business and financial services as well as the business information they need. We are now providing one or more services to over 100,000 business accounts. We intend to continue to leverage the Newtek® brand as a one-stop-shop provider for the small- and medium sized business market.

•

Continue to implement a strategy of acquiring customers and processing their business at low cost. We seek to acquire customers at a low cost through a national strategy centered on our alliance partners, internet marketing and our NewTracker technology. Our alliance partners use our proprietary NewTracker referral system to refer customers to us for sales and customer tracking and processing. NewTracker distributes the referral to our appropriate business segment or segments for fulfillment while keeping our alliance partners up to date on the customer’s progress in real time with detailed documentation. We use the same proprietary system as our gateway for direct sales through our websites and our BizExec program.

•

Develop a direct marketing approach through “The Small Business Authority.” During 2010 we added to our marketing efforts commitments to direct media advertising under the banner of our The Small Business Authority marketing mark. This was formally rolled out in January 2011 and seeks to tie together significant national media exposure through television and radio advertising, design and production of our “Small Business Index”™ and “SB Market Sentiment Surveys”™ reflecting our polling and assessment of business conditions for small- and medium-sized businesses, the active use of social media marketing, and website (www.thesba.com).

•

Further develop national marketing of the “Newtek” brand through our alliance partners. We have formed key marketing alliances with national business organizations such as Chartis, Navy Federal Credit Union, New York Community Bank, Pershing, and Morgan Stanley Smith Barney, and trade organizations such as the Credit Union National Association, General Motors Minority Dealers Association, and The Latino Coalition. We seek to build on the endorsement by these partners of our technology, high level of customer service and competitively priced products and services.

•

Continue to develop our state-of-the-art technology to process business applications and financial transactions. We are updating our proprietary systems to take advantage of technological advances that provide state of the art enhancements in client service and process controls which lead to lower costs.

•

Continue to fulfill our obligations under the current Capco programs. Our emphasis is on continuing our exemplary regulatory compliance program in order to complete successfully the investment cycles for all Capcos. At December 31, 2010, we had reached the final minimum investment requirements in all Capco programs in which we participated. We believe this ensures that 100% of the tax credits related to the programs are beyond risk of recapture. In addition, as of that date, all of the cash payments required to be made to the investors have been made. As the Capcos reach 100 percent investment we will seek to decertify them as Capcos, liquidate their remaining assets and thereby reduce our operations costs, particularly the legal and accounting costs associated with compliance. Three of our original Capcos have reached this stage.

The Small Business Authority Branding Strategy and Direct Marketing Effort

During 2010 we added to our marketing efforts commitments to direct media advertising under our banner The Small Business Authority marketing mark. This was formally rolled out in January 2011 and seeks to tie together significant national media exposure through 77 WABC, production of our “Small Business Index”™ and “SB Market Sentiment Survey”™ reflecting our polling and assessment of business conditions for small businesses, the active use of social media marketing, and our new web site www.thesba.com.

The Small Business Authority marketing campaign will stress three themes targeted to small businesses:

•	Growing one’s revenues

•	Reducing business expenses

•	Reducing business risk

Integral to this effort, we started a year-long co-promotion with radio station 77 WABC Radio, in which its personalities will broadcast “Live from 77 WABC and The Small Business Authority Studios.” The promotion calls for Newtek to receive 480 on-air naming rights mentions and 252 separate 60-second radio spots on average each month. Voiced Newtek Business Services, The Small Business Authority, commercials will air featuring Don Imus, Sean Hannity, Marc Levin, Larry Kudlow, John Batchelor and Doug McIntyre. Spots will also air on the legendary “Rush Limbaugh Show.” Additional co-branding positioning Newtek as The Small Business Authority will occur through event sponsorships, live on-air announcements, and a monthly 60-minute radio show hosted by Newtek Business Services President, CEO and Chairman Barry Sloane. The Small Business Authority will also receive a very significant presence on WABCRadio.com with a variety of helpful links for small business owners to financial services to increase their sales, reduce costs and minimize business risk. Our agreement with 77WABC Radio also provides for exposure on its co-branding effort with both Fox business news and the Imus in the Morning Show nationally.

One key goal for 2011 for the The Small Business Authority branding strategy is to establish thesba.com as the online destination spot for small business. There are approximately 27 million small businesses in the United States, which represent 51% of non-farm GDP and 99.7% of all employer firms. The goal is to become the destination on the Internet for small business owners so that thesba.com will be where independent business owners will come for ideas to grow their sales, reduce their business expenses, and reduce their business risk. The new website will include current state-of-the art small business news, monthly measurement of the small business economy, monthly measurement of small business owners’ market sentiment, monthly SB University tips for business owners, cost savings and discounts on small business products and services, and the latest news out of Washington, D.C. or State government affecting independent business owners. Features of thesba.com that have impact on small business owners include:

•	Free monthly newsletter for independent small business owners

•	The SB authority Small Business Index

•	The SB authority Market Sentiment Survey

•	Regular news reports and updates about the economy for the small business owner

•	Informative and engaging SB authority informational videos

•	Pertinent information on acquiring products and services for independent business owners to prosper

Principal Business Segments

Overview

The Company’s principal business segments, which we operate in a coordinated manner in order to provide business and financial services to the small- and medium-sized business market, are:

Electronic Payment Processing: Marketing third party credit card processing and check approval services to the small- and medium-sized business market under the name of Newtek Merchant Solutions.

Web Hosting: CrystalTech Web Hosting, Inc., d/b/a/ Newtek Technology Services (“NTS”), which offers shared and dedicated web hosting and related services to the small- and medium-sized business market.

Small Business Finance: Newtek Small Business Finance, Inc. (“NSBF”), a nationally licensed, SBA lender that originates, sells and services loans to qualifying small businesses, which are partially guaranteed by the SBA, and CDS Business Services, Inc. d/b/a Newtek Business Credit (“NBC”), which provides receivable financing and management services.

All Other: Businesses formed from investments made through Capco programs which cannot be aggregated with other operating segments.

Corporate Activities: Corporate implements business strategy, directs marketing, provides technology oversight and guidance, coordinates and integrates activities of the segments, contracts with alliance partners, acquirers customer opportunities and owns our proprietary NewTracker referral system. This segment includes revenue and expenses not allocated to other segments, including interest income, Capco management fee income and corporate operations expenses.

Capcos: Twelve certified capital companies which invest in small- and medium-sized businesses. They generate non-cash income from tax credits and non-cash interest and insurance expenses in addition to cash management fees.

Financial information for each segment can be found in Management’s Discussion and Analysis of Results of Operations and Financial Condition, Segment Results and Note 23-Segment Reporting to the Consolidated Financial Statements, below.

Electronic Payment Processing

Newtek Merchant Solutions (“NMS”) markets credit and debit card processing services, check approval services and ancillary processing equipment and software to merchants who accept credit cards, debit cards, checks and other non-cash forms of payment. New merchants are acquired through several sales channels. Our primary focus is on developing new merchant sales leads as a result of internal sales efforts and our direct marketing under “The Small Business Authority” brand. NMS has targeted the marketing of its array of services under agreements with alliance partners, which are principally financial institutions, including banks, credit unions and other related businesses that are able to refer potential customers to NMS through Newtek’s NewTracker referral system. In addition, we enter into agreements with independent sales agents throughout the country. These referring organizations and associations are typically paid a percentage of the processing revenue derived from the respective merchants that they successfully refer to us. In 2010, we processed over 35.5 million transactions with a merchant sales volume exceeding $3.6 billion including merchant portfolios operated by our other subsidiaries which are serviced by NMS. Our customer base and the related sales volume processed by us has grown significantly during each year of operations since 2002 through a combination of organic growth in customers as well as selective merchant portfolio acquisitions. Our merchant base has grown from approximately 1,200 merchants at the end of 2002 to approximately 15,000 merchants at the end of 2010. Similarly, total sales volume in 2010 exceeded $3.6 billion, up from $38.4 million in 2002.

We maintain two main customer service and sales support offices in Milwaukee, Wisconsin and Brownsville, Texas with additional specialists located in Phoenix, Arizona and New York. Our personnel at these locations assist merchants with initial installation of equipment and on-going service, as well as any other special processing needs that they may have.

Because we are not a bank, we are unable to belong to and directly access the Visa® and MasterCard® bankcard associations and we must be sponsored by a bank in order to process bankcard transactions. We are currently registered with Visa® and MasterCard® through the sponsorship of two banks that are members of the card associations. Prior to October 2009 our entire portfolio had been with NCMIC Financial Corporation (“NCMIC”). In October 2009 we moved a significant portion of our merchant portfolio from NCMIC to Wells Fargo Bank, and in January 2011 we moved the remainder of our portfolio to Redwood Merchant Services, a division of Westamerica Bank.

Our electronic payment processing businesses rely on our ability to obtain data processing services. There are two aspects to the processing: the initial authorization of a payment (referred to as the “front-end processing”) and the merchant credit and cardholder charge transaction (the “back end processing”). In 2009, we signed agreements with Wells Fargo Bank to diversify our processing operations and with First Data Corporation to reduce our costs. We contract with several large-scale data processing companies to provide the front-end and back-end processing (Chase Paymentech Solutions, LLC, First Data Merchant Services Corporation, and Total Systems Services, Inc); these multiple platforms allow us to compete more effectively, reduce our risk of reliance on any one source, and give us the option of utilizing different processors to match the needs of particular merchants or situations. As our merchant base has grown, we believe that we have been able to achieve greater economies of scale in terms of negotiating the cost structure for providing such settlement services.

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

Our development and growth is focused on selling our services to internally generated referrals, merchant referrals identified for us by our alliance partners, and by our independent sales representatives. We are different than most electronic payment processing companies who acquire their clients primarily through independent agents. We believe that our business model provides us with a competitive advantage by enabling us to acquire new electronic payment processing merchants at a lower cost level for third-party commissions than the industry average. Our business model allows us to own the customer as well as the stream of residual payments, as opposed to models which rely more heavily on independent sales agents. We also believe that merchants obtained as a result of our alliance referrals and internal sales efforts are more directly loyal to Newtek than those of competitors that rely primarily on independent sales agents to bring merchants to them.

Web Hosting Services

Through CrystalTech Web Hosting, Inc. d/b/a/ Newtek Technology Services (“CrystalTech” and “NTS”), we provide website hosting, design and related services to more than 65,000 customer accounts with 100,000 domains in over 115 countries. NTS provides shared hosting, dedicated server and virtual instance plans under the Newtek Technology Services™, Newtek Web Services™, and Newtek Webhosting™ and CrystalTech® brands for which it receives recurring monthly fees, as well as other fees such as set-up fees, consulting fees, domain name registrations and others. In addition, NTS designs websites. Ninety percent of all fees are paid in advance by credit card. NTS delivers services not just to customers seeking hosting but also to wholesalers, resellers and web developers by offering a range of tools for them to build, resell and deliver their web content.

NTS primarily uses Microsoft Windows® technology. Microsoft has described NTS as one of the largest hosting services in the world providing Microsoft Windows 2003® hosting. NTS also offers Linux-based web hosting and web-based data storage and back-up services. NTS currently operates a 5,000 square foot fortress strength data center located in Scottsdale, Arizona, utilizing redundant networking, electrical and back-up systems, affording customers what management believes to be a state of the art level of performance and protection. NTS is PCI certified and SAS 70 audited.

Over 70% of the new NTS customers have come as a result of customer referrals without material expenditures for marketing or advertising. Many of NTS’s competitors are very price sensitive, offering minimal services at cut-rate pricing. While being cost competitive with most Linux- and Windows-based web hosting services, NTS has emphasized higher quality uptime, service and support.

The Company has diversified its hosting reach by offering services to small- and medium-sized businesses under different brands, all under Newtek Technology Services, including Newtek Web Services, Newtek Data Storage® and Newtek Web Design and Development®. NTS focuses specifically on select target markets such as restaurants, financial institutions, medical practices, law firms, accountants, retail and technology service providers for channel business and reselling. The Company has previously launched a turnkey solution to satisfy financial institution needs for dedicated servers, hosting and/or data storage, enabling these entities to comply with regulatory requirements with the highest level of safety and security.

Small Business Finance

We originate SBA loans and offer accounts receivable financing and other lending products essential for small- and medium-sized businesses. In addition, we provide small business loan servicing and consulting to the FDIC.

Newtek Small Business Finance, Inc. (“NSBF”) specializes in originating, servicing and selling small business loans guaranteed by the SBA for the purpose of acquiring commercial real estate, machinery, equipment and inventory and to refinance debt and fund franchises, working capital and business acquisitions. NSBF is one of 14 SBA licensed Small Business Lending Corporations that provide loans nationwide under the federal Section 7(a) loan program (“SBA 7(a) loans”). NSBF has received preferred lender program (PLP) status, a designation whereby the SBA authorizes the most experienced SBA lenders to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender, PLP status allows NSBF to serve its clients in an expedited manner since it is not required to present applications to the SBA for concurrent review and approval. In December 2010, Standard & Poor’s (“S&P”) Ratings Services added NSBF to their Select Servicer List which should aid the Company in obtaining additional outside servicing contracts.

We originate loans ranging from $50,000 to $5.0 million to both startup and existing businesses, who use the funds for a wide range of business needs including:

•	opening, expanding or acquiring a business or franchise: $50,000 to $5.0 million;

•	financing working capital:

•	SBA term loans: at least $50,000

•	Purchase equipment: $25,000 to $5.0 million

•	purchasing owner-occupied commercial real estate and leasehold improvements: up to $5.0 million; and

•	refinancing existing non-real-estate business debt: $25,000 to $5.0 million.

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

We also offer accounts receivable financing and management services through CDS Business Services, Inc. d/b/a Newtek Business Credit (“NBC”). Through this service, small- and medium-sized businesses can obtain $10,000 to $1,000,000 per month through the sale of their trade receivables as well as back office services such as billing and cash collections.

We also offer merchant cash advance services to our customers, under which a merchant sells future credit card receivables at a discount, but do so only through referrals to third party providers. Under this program, the merchant receives the purchase amount upfront and agrees to have a set percentage of the credit card sales deducted from its daily deposits and remitted back until the purchase amount is repaid; in some cases we process the payment streams. We offer these services as an agent, and are not taking on credit risk in connection with these services.

All Other (including Small Business Insurance Products and Services)

We offer small business insurance products and services through Newtek Insurance Agency, LLC (“NIA”), which is licensed in 50 states. We serve as a retail and wholesale agency specializing in the sale of personal, commercial and health/benefits lines insurance products to customers of all our affiliated companies as well as our alliance partners. We offer insurance products from multiple insurance carriers providing a wide range of choice for our customers. Prior to 2009, we implemented a program with the Navy Federal Credit Union to market commercial and homeowners’ insurance to their 3.4 million members, and formed a strategic alliance with Chartis (formerly AIG Small Business) to provide agent services to small business clients. We are continuing our efforts to implement programs with alliance partners to market commercial and personal insurance.

Corporate Activities

Corporate implements business strategy, directs marketing, provides technology oversight and guidance, coordinates and integrates activities of the segments, contracts with alliance partners, acquires customer opportunities and owns our proprietary NewTracker referral system and all other intellectual property rights. This segment includes revenue and expenses not allocated to other segments, including interest income, Capco management fee income and corporate operations expenses.

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

Marketing

Overview

We position ourselves as a provider of business and financial services to the Small to Medium Business Sector in the United States. Through integrated marketing and sales of each service line we control our customer’s experience in order to provide high quality service to both our marketing partners and potential customers. We reach potential customers through our multi-channel approach featuring direct, indirect, and indirect outbound solicitation efforts.

Although we continue to utilize and grow our core marketing channel of strategic alliance partners, we have initiated a direct marketing strategy to the small- and medium-sized business customers through our new “go to market” brand, “The Small

Business Authority”. Through this brand we are establishing ourselves as the authority in each of the service lines we provide through a coordinated radio and television advertising campaign built around our new web presence, www.thesba.com. We continue to market through our bilingual 24/7 call center which we believe is a valuable feature for most small business owners that need help during non-business hours and on weekends. We use web-based applications as an in-house tool to help our employees and associates to be efficient, smart and productive. Instead of using expensive, six-figured salaried employees that a typical bank or an insurance agency would use to market financial products and business services to small- and medium-sized business customers, we use technology and dedicated loyal non-executive-salary-plus-bonus employees. The addition of the direct to market strategy through promotion of our new web site supports our goal to maintain costs and retain greater margin on each transaction as well as providing our competent in house business service specialists the ability to create a second and third service opportunity.

We believe that our business service specialists on all product lines understand the needs of the small business owner. Each business service specialists in the enterprise has recently completed Newtek University which provided in depth training and techniques in identifying qualified opportunities across all of Newtek’s service offerings. We conduct telephone interviews and targeted surveys with our tcustomers across all product lines to deepen our understanding of their needs. We have tailored our procedures so our small- and medium-sized business customers do not have to fill out multiple handwritten forms or type multiple data entry screens, which we believe is the most aggravating factor facing our customers. We have modeled our back-office and business operations after customer centered operational models. We stress our responsive customer service and we endeavor to excel in addressing and resolving issues and problems that our customers may face. We are now providing our 24/7 customer service functions in Spanish as well as English to service the growing Hispanic owned and operated small business customer base in the United States.

We currently market our services through referrals from our alliance partners such as Chartis, Credit Union National Association, Pershing, New York Community Bank, Morgan Stanley Smith Barney, and Navy Federal Credit Union, using our proprietary NewTracker referral system as well as direct referrals from our new web presence, www.thesba.com. Additional referrals are obtained from individual professionals in geographic markets that have signed up to provide referrals and earn commissions through our BizExec and TechExec Programs. These individuals are traditionally IT Professionals, CPA’s, independent insurance agents and sales and/or marketing professionals In addition, electronic payment processing services are also marketed through independent representatives and web hosting and ecommerce services are marketed through internet-based marketing and third-party resellers. A common thread across all business lines relates to acquiring customers at low cost. We seek to bundle our marketing efforts through our brand, our portal, our proprietary NewTracker technology, our new web presence as The Small Business Authority and one easy entry point of contact.

We have implemented a multi-channel marketing strategy that consists of:

Direct: In 2011, the Company consolidated and increased its direct marketing efforts through the The Small Business Authority brand. The new website, www.thesba.com, launched on January 10, 2011, creates a mechanism to obtain business opportunity directly from the 27 million small businesses in the United States. The 77WABC advertising investment provides the ability for the Company to position this new direct channel as well as deliver leads for each of its service lines.

Indirect: Our alliance partners market one or more of our services to their customer base or members, and utilize NewTracker to submit referrals to Newtek from either their website or directly by their staff. Through our BizExec and TechExec Programs, we are recruiting individual professionals such as insurance agents, lawyers, and accountants who will utilize NewTracker either through the establishment of a new website or through a link to NewTracker from their own site.

Direct Outbound: We have implemented a project of combining all data assets into a seamless, enterprise-wide accessible master database in order to facilitate cross marketing, selling and servicing, real-time data mining, and business intelligence. We have established a dedicated team to use our master database for cross marketing, selling and servicing.

The Newtek Referral System

Our proprietary NewTracker referral system allows us to process new business utilizing a web-based, centralized processing point. In-bound referrals from alliance partners, our website and other sources are transmitted to our businesses to provide the service or services our customers need. Our trained representatives use these web-based applications as a tool to acquire and process data through telephonic interviews, eliminating the need for face-to-face contact and the requirement that a customer complete multiple paper forms or data entry for multiple product lines. This approach is customer friendly, allows us to process applications very efficiently and allows us to store client information for further processing and cross-selling efforts while offering what we believe to be the highest level of customer service. It also assures our alliance partners full transaction transparency. This system permits our alliance partners to have a window to our back office processing 24 hours a day, 7 days a week, to see every communication and interaction between our sales and processing representatives and their referred customers while still preserving the privacy of customer or alliance partner sensitive data on the application. NewTracker enables the processing and tracking of services in a manner similar to the bar code system used by overnight delivery services. We believe that NewTracker is a key differentiating component of our business. It enables us to scale our business services rapidly to meet the demands of our customers. NewTracker enables our alliance partners to offer our services immediately, without having to invest in marketing materials, sales and marketing personnel, training, licensing or office space. Because their customers or members are driven by our technology to our processing centers, which can handle increased volume of transactions without having to add specialized staff or infrastructure, there is no need for additional investment by our alliance partners. NewTracker additionally provides direct interface to business owners/operators accessing our new web site as they provide basic information regarding their need so that our Business Service Specialists can immediately respond to inquiry for any of our service offerings.

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

These alliance partners are able to provide greater service to their customers and members and derive a steady flow of referral payments from us. On the other hand, our operating companies are receiving significant numbers of referrals for our services in the areas of small business loans, insurance and electronic payment processing and are thus acquiring customers at a low cost. NewTracker, our proprietary, internally developed referral system technology, facilitates this transfer of information and also permits our customer service representatives, their supervisors and the referring alliance partners to observe the real-time processing of each referral, from intake to completion. For example, a alliance partner financial advisor who refers a brokerage customer for electronic payment processing, can track our processing of their client and know when decisions are made, what they are, when the referral fees are earned, as well as observe and oversee the operational performance of our customer service representatives. The process is analogous to the bar code system used by overnight delivery services to track the movement of a package, where critical processing points are input and the customer is able to access the company’s password-protected web site and monitor the movement of the package from pick-up to delivery.

We have entered into agreements to provide one or more business services with, the following entities (including but not limited to):

•	Chartis, Inc. (formerly AIG Small Business)

•	Morgan Stanley Smith Barney

•	New York Community Bank

•	Credit Union National Association (CUNA)

•	Microsoft

•	Pershing

•	Navy Federal Credit Union

•	Members 1st Federal Credit Union

•	Ent Federal Credit Union

•	NCMIC Financial, Inc.

•	Bellco Credit Union

•	The Latino Coalition

•	Wright Patt Credit Union

•	SpaceCoast Credit Union

•	IBM SECU

Intellectual Property

Newtek has developed software which is the core of its NewTracker referral system and in September 2006 filed a patent application with the United States Patent and Trademark Office covering NewTracker.

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

We have several trademarks and service marks, all of which are of material importance to us. The following trademarks and service marks are the subject of trademark registrations issued by the United States Patent Trademark Office:

1.	AT NEWTEK, WE DO IT BETTER

2.	BIZEXEC

3.	CRYSTALTECH

4.	CRYSTALTECH WEB HOSTING

5.	CT & Design

6.	NEWTEK

7.	NEWTEK BIZEXEC

8.	NEWTEK BUSINESS SERVICES

9.	NEWTEK BUSINESS SOLUTIONS

10.	NEWTEK + NEWT LOGO

11.	NEWTEK REFERRAL SYSTEM

12.	NEWTEK TECHNOLOGY SERVICES

13.	NEWTEK WEB SERVICES

14.	NEWTRACKER

15.	WEBCONTROLCENTER

16.	NEWTEK BUSINESS CREDIT

17.	NEWTEK DATA STORAGE

18.	NEWTEK WEB DESIGN AND DEVELOPMENT

19.	NEWTEK WEB HOSTING

20.	WE DO IT BETTER

The following trademarks and service marks are the subject of pending trademark applications filed with the United States Patent and Trademark Office:

1.	NEWT LOGO + NEWTEK

2.	NEWTEK BUSINESS SERVICES, INC. + NEWT LOGO

3.	NEWTEK BUSINESS SOLUTIONS

4.	NEWTPAY

5.	NEWTPAY PRO

6.	THE SMALL BUSINESS AUTHORITY

7.	THESBA.COM THE SMALL BUSINESS AUTHORITY

8.	THESBA.COM THE SMALL BUSINESS AUTHORITY POWERED BY NEWTEK

9.	THE SMALL BUSINESS OBSERVER

10.	THESBA

11.	THE SBAUTHORITY INDEX

12.	THE SBA MARKET SENTIMENT SURVEY

13.	NEWTEK BUSINESS PARTNERS

14.	THE SMALL BUSINESS AUTHORITY INDEX

15.	THESBA INDEX

16.	NEWTEK SITECENTER

17.	NEWTEK PARTNER RELATIONSHIP MANAGEMENT SYSTEM

18.	T1SBA

19.	THE 1 SMALL BUSINESS AUTHORITY

20.	THE ONE SMALL BUSINESS AUTHORITY

21.	TSBA

22.	NEWTEK PRMS

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

Our Electronic payment processing segment competes with entities including Heartland Payment Systems, First National Bank of Omaha and Paymentech, L.P. Our Web hosting segment competes with 1&1, Hosting.com, Discount ASP, Maxum ASP, GoDaddy®, Yahoo!®, BlueHost®, iPowerWeb®, and Microsoft Live among others. Our Small Business Finance segment competes with regional and national banks and non-bank lenders. Intuit® is bundling electronic payment processing, web hosting, and payroll services similar to ours in offerings that compete in the same small- to midsize-business market.

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

While we compete with many different providers in our various businesses, we have been unable to identify any direct and comprehensive competitors that deliver the same broad suite of services focused on the needs of the small- and medium-sized business market with the same marketing strategy as we do. Some of our competitive advantages include:

•

Our compatible products such as our e-commerce offerings that work together to increase sales, reduce costs, and reduce risks for our customers and enable us to sell two, three, or four products at the same time;

•	Our proprietary NewTracker referral system, which allows us to process new business utilizing a web-based, centralized processing point and provides back end scalability;

•	Our focus on developing and marketing business services and financial products and services aimed at the small- and medium-sized business market;

•	Our scalability, which allows us to size our business services capabilities very quickly to meet customer and market needs;

•	Our ability to offer personalized service and competitive rates;

•	A strategy of multiple channel distribution, which gives us maximum exposure in the marketplace;

•	High quality customer service 24x7x365 across all business lines, with a focus primarily on absolute customer service;

•

Our telephonic interview process, as opposed to requiring handwritten or data-typing processes, which allows us to offer high levels of customer service and satisfaction, particularly for small business owners who do not get this service from our competitors; and

•

Our NewTracker Portal, which allows our alliance partners to offer a centralized access point for their small- to medium-sized business clients as part of their larger strategic approach to marketing and allows such partners to demonstrate that they are focused on providing a suite of services to the small business market in addition to their core service.

Government Regulation

Overview

Newtek’s electronic payment processing, lending, insurance, and Capco operations are subject to regulation by federal, state, and professional governing bodies. In addition, our financial institution customers, which include commercial banks and credit unions, operate in markets that are subject to rigorous regulatory oversight and supervision. The compliance of our products and services with these requirements depends on a variety of factors including the particular functionality, the interactive design and the charter or license of the financial institution. Our financial services customers must independently assess and determine what is required of them under these regulations and are responsible for ensuring that our systems and the design of their Websites conform to their regulatory obligations. New laws or regulations are frequently adopted in these areas that require constant compliance and could increase our costs.

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

Each of the state Capco programs has a requirement that a Capco, in order to maintain its certified status, must meet certain investment requirements, both qualitative and quantitative. These include minimum investment amounts and time periods for investment of “certified capital” (the amount of the original funding of the Capco by the insurance companies) all of which have been met by our Capcos. The minimum requirements are calculated on a cumulative basis and allow the Capcos to receive a return of an investment and to re-invest the funds for full additional credit towards the minimum requirements. Qualitative requirements include limitations on the initial size of the recipients of the Capco funds, including the number of their employees, the location within the respective state of the recipients and the recipients’ commitment to remain therein for a specified period of time, the types of business conducted by the recipients, and the terms of the investments in the recipients.

The states of Louisiana, Colorado and Texas and the state of New York for our two most recent New York programs (out of the five in which we have participated) have had or recently added to their Capco programs limitations on the equity investment Capcos can make in qualified businesses. These programs or program changes seek to preclude a Capco from owning all or a majority of the voting equity of the invested business. While Newtek has made profitable majority-owned investments in the past, we have also made minority or passive investments in qualified businesses. Newtek’s Capcos are in full compliance with all investment limitations, and management foresees no significant difficulty in continuing to remain in compliance.

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

Three of Newtek’s Capcos have reached the 100% investment level and the first, Wilshire New York Advisers, LLC, was notified by the New York Insurance Department that it is no longer subject to regulation. The second Capco, Wilshire Partners, LLC was no longer subject to regulation when the Florida Capco law sunset on December 31, 2010 and will be dissolved shortly. The third, Wilshire Alabama Partners, LLC, completed its goals under the Alabama Capco program in 2010. Additionally, in October of 2009, our Wisconsin based Capco met its statutory requirements and voluntarily decertified and was subsequently dissolved.

Employees

As of December 31, 2010, we and the companies in which we hold a controlling interest had a total of 283 employees, of which 280 were full-time employees. We believe our labor relations are good and none of our employees are covered by a collective bargaining agreement.

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

Revenues and Assets by Geographic Area

During the years ended December 31, 2010, 2009 and 2008, virtually all of our revenue was derived from customers in the United States, although we provide pre-paid web site hosting services to customers in approximately 120 countries.

Available Information

We are subject to the informational requirements of the Securities Exchange Commission and in accordance with those requirements file reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy the reports, proxy statements and other information that we file with the Commission under the informational requirements of the Securities Exchange Act at the Commission’s Public Reference Room at 450 Fifth Street N.W., Washington, DC 20549. Please call 1-800-SEC-0339 for information about the Commission’s Public Reference Room. The Commission also maintains a web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission. The address of the Commission’s web site is http://www.sec.gov. Our principal offices are located at 1440 Broadway, 17th Floor, New York, NY, 10018 and our telephone number is (212) 356-9500. Our websites are http://www.thesba.com and http://www.newtekbusinessservices.com. We make available through our websites, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. These documents may be directly accessed at http://investor.newtekbusinessservices.com Information contained on our website is not a part of this report.

Item 1A RISK FACTORS

The following is a summary of the risk factors that we believe are most relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ significantly from anticipated or historical results. If any of the following risks occur, our business, financial condition and results of operations could be materially and adversely affected. In that case, the value of our common shares could decline and stockholders may lose all or part of their investment. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise, unless required by law.

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

Our success depends, in significant part, on the proprietary nature of our technology, including both patentable and non-patentable intellectual property related to our NewTracker referral system. We have filed one patent application with the United States Patent office but there can be no assurance that such patent will be granted. To the extent that a competitor is able to reproduce or otherwise capitalize on our technology, it may be difficult, expensive or impossible for us to obtain necessary legal protection. In addition to patent protection of intellectual property rights, we consider elements of our product designs and processes to be proprietary and confidential. We rely upon employee, consultant and vendor non-disclosure agreements and contractual provisions and a system of internal safeguards to protect our proprietary information. However, any of our registered or unregistered intellectual property rights may be challenged or exploited by others in the industry, which might harm our operating results. We have several trademarks and service marks which are of material importance to us. Litigation, which could result in substantial cost to and diversion of our efforts, may be necessary to enforce trademarks issued to us or to determine the enforceability, scope and validity of the proprietary rights of others. Adverse determinations in any litigation or interference proceeding could subject us to costs related to changing brand names and a loss of established brand recognition.

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

Our business relies heavily on the expertise of our senior management. The loss of the services of these individuals could have a material adverse effect on our financial condition, results of operations and cash flows, and it is likely that it will be difficult to find adequate replacements.

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

RISKS RELATING TO OUR ELECTRONIC PAYMENT PROCESSING BUSINESS

NMS relies on two bank sponsors, which have substantial discretion with respect to certain elements of our business practices, in order to process bankcard transactions. If either sponsorship is terminated, and we are not able to secure or transfer the respective merchant portfolios to new bank sponsors, the business, financial condition, results of operations and cash flows of electronic payment processing business could be materially adversely affected. If both sponsorships are terminated, and we are not able to secure or transfer the merchant portfolios to new bank sponsors, we will not be able to conduct our electronic payment processing business. We also rely on service providers who are critical to our business.

Because we are not a bank, we are unable to belong to and directly access the Visa® and MasterCard® bankcard associations. The Visa® and MasterCard® operating regulations require us to be sponsored by a bank in order to process bankcard transactions. We are currently sponsored by two banks. If either sponsorship is terminated and we are unable to secure a bank sponsor for the respective merchant portfolios, we will not be able to process bankcard transactions for the affected portfolios. If both sponsorships are terminated and we are unable to secure a bank sponsor for the merchant portfolios, we will not be able to process bankcard transactions. Consequently, the loss of either or both of our sponsorchips would have a material adverse effect on our business. Furthermore, our agreement with our sponsoring bank gives the sponsoring bank substantial discretion in approving certain elements of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants, the processing fees that we charge, our customer service levels and our use of independent sales organizations and independent sales agents. We cannot guarantee that our sponsoring bank’s actions under these agreements will not be detrimental to us. Other service providers, some of whom are our competitors, are necessary for the conduct of our business. The termination by our service providers of these arrangements with us or their failure to perform these services efficiently and effectively may adversely affect our relationships with the merchants whose accounts we serve, and may cause those merchants to terminate their processing agreements with us.

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

On occasion, NMS experiences increases in interchange and sponsorship fees. If we cannot pass along these increases to our merchants, our profit margins will be reduced.

Our electronic payment processing subsidiary pays interchange fees or assessments to bankcard associations for each transaction we process using their credit, debit and gift cards. From time to time, the bankcard associations increase the interchange fees that they charge processors and the sponsoring banks, who generally pass on such increases to us. From time to time, our sponsoring banks increase their fees as well. If we are not able to pass these fee increases along to merchants through corresponding increases in our processing fees, our profit margins in this line of business will be reduced.

Unauthorized disclosure of merchant or cardholder data, whether through breach of our computer systems or otherwise, could expose us to liability and business losses.

Through our electronic payment processing subsidiary, we collect and store sensitive data about merchants and cardholders, and we maintain a database of cardholder data relating to specific transactions, including payment, card numbers and cardholder addresses, in order to process the transactions and for fraud prevention and other internal processes. If anyone penetrates our network security or otherwise misappropriates sensitive merchant or cardholder data, we could be subject to liability or business interruption. We cannot guarantee that our systems will not be penetrated in the future. If a breach of our system occurs, we may be subject to liability, including claims for unauthorized purchases with misappropriated card information, impersonation or other similar fraud claims. Similar risks exist with regard to the storage and transmission of such data by our processors. In the event of any such a breach, we may also be subject to a class action lawsuit. Small businesses are less prepared for the complexities of safeguarding cardholder data than their larger counterparts. In the event of non compliance by a customer of card industry rules, we could face fines from payment card networks. There can be no assurance that we would be able to recover any such fines from such customer.

NMS has potential liability if our merchants refuse or cannot reimburse charge-backs resolved in favor of their customers.

If a billing dispute between a merchant and a cardholder is not ultimately resolved in favor of the merchant, the disputed transaction is “charged back” to the merchant’s bank and credited to the account of the cardholder. If we or our processing banks are unable to collect the charge-back from the merchant’s account, or if the merchant refuses or is financially unable due to bankruptcy or other reasons to reimburse the merchant’s bank for the charge-back, we bear the loss for the amount of the refund paid to the cardholder’s bank. Most of our merchants deliver products or services when purchased, so a contingent liability for charge-backs is unlikely to arise, and credits are issued on returned items. However, some of our merchants do not provide services until sometime after a purchase, which increases the potential for contingent liability and the reserves we require of the merchants may not be sufficient to cover the liability or may not even be available to us in the event of a bankruptcy.

NMS has potential liability for customer or merchant fraud.

Credit card fraud occurs when a merchant’s customer uses a stolen card (or a stolen card number in a card-not-present transaction) to purchase merchandise or services. In a traditional card-present transaction, if the merchant swipes the card, receives authorization for the transaction from the card issuing bank and verifies the signature on the back of the card against the paper receipt signed by the customer, the card issuing bank remains liable for any loss. In a fraudulent card-not-present transaction, even if the merchant receives authorization for the transaction, the merchant is liable for any loss arising from the transaction. Many of our business customers are small and transact a substantial percentage of their sales over the Internet or by telephone or mail orders. Because their sales are card-not-present transactions, these merchants are more vulnerable to customer fraud than larger merchants, and we could experience charge-backs arising from cardholder fraud more frequently with these merchants.

Merchant fraud occurs when a merchant, rather than a customer, knowingly uses a stolen or counterfeit card or card number to record a false sales transaction or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Anytime a merchant is unable to satisfy a charge-back, we are responsible for that charge-back. We cannot assure that the systems and procedures we have established to detect and reduce the impact of merchant fraud are or will be effective. Failure to effectively manage risk and prevent fraud could increase our charge-back liability.

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

Our inability to maintain the integrity of our infrastructure and the privacy of confidential information would materially affect our business.

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

RISKS RELATING TO OUR SMALL BUSINESS FINANCE BUSINESSES

We depend on outside financing.

Our SBA lending and receivables financing businesses depend on outside financing to support their loan making and acquisition of receivables. Termination of the credit lines for any reason would have a material adverse effect on our business, including but not limited to, the liquidation of the guaranteed loan and receivables portfolios to pay down the lines. If funds from such sale were insufficient to completely pay down the line of credit, the holding company and certain of its subsidiaries would be responsible for any short fall. In December 2010, the Company securitized a portion of its unguaranteed, retained loan portions of its SBA 7(a) loans; the Company anticipates using securitizations to ultimately fund future loan creation, assuming the market for such securitizations continues to exist and future securitizations can be executed on an economic basis beneficial to the Company. Although a securitization potentially provides a long term funding source for the Company’s SBA lender, it does not provide liquidity in the short term for funding SBA loans. Because its resources will be insufficient to maintain current SBA loan originations, failure of our SBA lender to arrange a line to fund and warehouse the origination of unguaranteed, retained loan portions would materially impact our business. In addition, our receivables financing company depends on a line of credit which matures in February 2014. Loss of this line and our inability to replace it would materially impact the business.

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

Since we sell the guaranteed portion of substantially our entire SBA 7(a) loan portfolio, we incur credit risk on the non-guaranteed portion of the SBA loans. We share pro rata with the SBA in any recoveries. In the event of default on an SBA loan, our pursuit of remedies against a borrower is subject to SBA approval, and where the SBA establishes that its loss is attributable to deficiencies in the manner in which the loan application has been prepared and submitted, the SBA may decline to honor its guarantee with respect to our SBA loans or it may seek the recovery of damages from us. If we should experience significant problems with our underwriting of SBA loans, such failure to honor a guarantee or the cost to correct the problems could have a material adverse effect on us. Although the SBA has never declined to honor its guarantees with respect to SBA loans made by us since our acquisition of the lender in 2003, no assurance can be given that the SBA would not attempt to do so in the future.

Curtailment of the government-guaranteed loan programs could cut off an important segment of our business.

Although the program has been in existence since 1953, there can be no assurance that the federal government will maintain the SBA program, or that it will continue to guarantee loans at current levels. If we cannot continue making and selling government-guaranteed loans, we will generate fewer origination fees and our ability to generate gains on sale of loans will decrease. From time-to-time, the government agencies that guarantee these loans reach their internal budgeted limits and cease to guarantee loans for a stated time period. In addition, these agencies may change their rules for loans. Also, Congress may adopt legislation that would have the effect of discontinuing or changing the programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. If these changes occur, the volume of loans to small business and industrial borrowers of the types that now qualify for government-guaranteed loans could decline, as could the profitability of these loans.

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

Our business depends on the behavior of our customers. In addition to our credit practices and procedures, we maintain a reserve for credit losses on our SBA loans and accounts receivable portfolio, which management has judged to be adequate given the loans we originate and receivables we purchase. We periodically review our reserve for adequacy considering current economic conditions and trends, collateral values, charge-off experience, levels of past due loans and non-performing assets, and we adjust our reserve accordingly. However, because of the poor current economic conditions caused by the recession, our reserves may prove inadequate, which could have a material adverse effect on our financial condition and results of operations.

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

The tax credits associated with the Capco programs and provided to our Capcos’ investors are to be utilized by the investors over a period of time, which is typically ten years. Much can change during such a period and it is possible that one or more states may revise or eliminate the tax credits. Any such revision or repeal could have a material adverse economic impact on our Capcos, either directly or as a result of the Capco’s insurer’s actions. Any such final state action that jeopardizes the tax credits could result in the provider of our Capco insurance assuming partial of full control of the particular Capco in order to minimize its liability under the Capco insurance policies issued to our investors.

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

RISKS RELATING TO OUR COMMON SHARES

Our shares may be delisted.

If we do not continue to meet the requirements for continued listing on the NASDAQ Capital Market our common shares could be delisted. One such requirement is maintaining a minimum bid price for shares of $1.00. As compliance with the minimum trading price for common shares is beyond our control, there can be no assurance that the price will remain above $1.00 indefinitely and, therefore, no assurance that the threat of delisting can be avoided. In the event that the common shares are delisted, there can be no assurance that an active public market for our shares can be sustained or that current trading levels can be sustained or not diminished.

The application of the “penny stock” rules to our common shares if we are no longer listed on the NASDAQ Capital Market could limit the trading and liquidity of the common shares, adversely affect the market price of our Common Shares and increase your transaction costs to sell those shares.

If we are no longer listed on the NASDAQ Capital Market, as long as the trading price of our common shares is below $5.00 per share, open-market trading will be subject to the “penny stock” rules, which impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors and otherwise have the effect of limiting the trading activity of the common shares, reducing the liquidity of an investment in the common shares and increasing the transaction costs for their sales and purchases.

Two of our shareholders, one a current and one a former executive officer, beneficially own approximately 24% of our common shares, and are able to exercise significant influence over the outcome of most shareholder actions.

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

Our certificate of incorporation allows our board of directors to issue preferred shares with rights and preferences set by the board without further shareholder approval. The issuance of these “blank check” preferred shares could have an anti-takeover effect detrimental to the interests of our shareholders. For example, in the event of a hostile takeover attempt, it may be possible for management and the board to impede the attempt by issuing the preferred shares, thereby diluting or impairing the voting power of the other outstanding common shares and increasing the potential costs to acquire control of us. Our board has the right to issue any new shares, including preferred shares, without first offering them to the holders of common shares, as they have no preemptive rights.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We conduct our principal business activities in facilities leased from unrelated parties at market rates. Our headquarters are located in New York, New York. Our operating subsidiaries have properties which are material to the conduct of their business as noted below. In addition, our Capcos maintain offices in each of the states in which they operate.

Below is a list of our leased offices and space as of December 31, 2010 which are material to the conduct of our business:

Location	Lease expiration	Purpose	Approx. sq. ft
1440 Broadway New York, New York 10018	October 2015	Lease of principal executive offices (Corporate activities and SBA lending)	23,000
1125 W. Pinnacle Peak Phoenix, AZ 85027	January 2012	Web hosting offices	15,000

8521 E. Princess Drive Phoenix, AZ 85255	June 2014	Web hosting data center	6,000

744 North 4th St. Milwaukee, WI 53203	March 2012	Electronic payment processing WI offices	14,300

301 Mexico Street, Suite H3-A Brownsville, TX 78520	June 2017	Newtek Insurance Agency, customer service and sales support offices (All Other segment)	17,500

60 Hempstead Avenue West Hempstead, NY 11552	May 2013	Newtek Business Credit offices (Lending segment) NY Capco offices	5,300

We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available to meet our development and expansion needs in existing and projected target markets.

ITEM 3. LEGAL PROCEEDINGS.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information: Our common stock is traded on the NASDAQ Capital Market under the symbol “NEWT.” High and low prices for the common stock over the previous two years are set forth below, based on the highest and lowest trading price during that period.

Period	High	Low
First Quarter: January 1, 2009 Through March 31, 2009	$0.41	$0.20
Second Quarter: April 1, 2009 Through June 30, 2009	$0.62	$0.29
Third Quarter: July 1, 2009 Through September 30, 2009	$0.65	$0.34
Fourth Quarter: October 1, 2009 Through December 31, 2009	$0.98	$0.55
First Quarter: January 1, 2010 Through March 31, 2010	$1.34	$0.93
Second Quarter: April 1, 2010 Through June 30, 2010	$1.54	$1.24
Third Quarter: July 1, 2010 Through September 30, 2010	$1.45	$1.07
Fourth Quarter: October 1, 2010 Through December 31, 2010	$1.75	$1.32

(b) Holders: As of March 15, 2011 there were approximately 207 holders of record of our common stock.

(c) Dividends: In November 2009 the Company declared a $0.02 dividend per share. Any future determination to pay cash and stock dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our board of directors considers appropriate. Except as set forth above, no dividends were declared or paid in 2009 or 2010.

(d) Securities authorized for issuance under equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,256,403 shares	$1.24/share	4,279,412 shares

Equity compensation plans not approved by security holders	None	None	None

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Executive Overview

The Company is pleased to report its return to profitability in 2010 due to its efforts to increase sales and the resumption of lending to small businesses.

For the year ended December 31, 2010 we recorded net income of $1,439,000 on revenues of $112,719,000. The net income improved $1,868,000 over the net loss of $(429,000) in 2009; pretax income was $877,000, a $4,879,000 improvement over the $(4,002,000) pretax loss in 2009. Total revenues increased by $7,008,000, or 6.6%, from $105,711,000 for the year ended December 31, 2009 principally due to increased revenues in the Electronic payment processing, Web hosting, and Small business finance segments offset by decreases in revenues from the All other and Capco segments. In addition, the Small business finance segment recognized a $3,494,000 fair value gain primarily for the guaranteed portions of SBA 7(a) loans transferred in secondary market transactions that did not achieve sales status in 2010. Total expenses increased $4,761,000 to $115,374,000 for the year ended 2010 from $110,613,000 for 2009: increases in electronic payment processing costs, salaries and benefits, provision for loan loss, and other general and administrative costs were offset by decreases in interest and depreciation and amortization.

The Company’s effective tax rate was a benefit of 48% for the year. Although the Company had consolidated taxable income, the income from NSBF was offset by NOLs that it previously had a valuation allowance on. The Company used all of its passive losses in 2010 to offset taxable income generated primarily by Capco timing differences. The Company expects to use its remaining NOLs in 2011 and is currently estimating that it will pay taxes in 2011.

Contributing to the pretax income of $877,000 in 2010, a $4,879,000 improvement over the $(4,002,000) pretax loss in 2009, were improvements in pretax income for the Electronic payment processing, Web hosting, Small business finance, and Capco segments offset by an increased loss in the All other and Corporate segments. Although the Electronic payment processing segment gross margins continued to decrease on a percentage basis due to competitive market conditions and continued reliance on independent sales agents offset by growth in fee income, growth of merchant counts and processing volumes resulted in a $1,391,000 gain in dollar margin over 2009. The improved pretax income in the Web hosting segment resulted from increased sales including fees from web design and reduced expenses, primarily a reduction in depreciation and amortization.

One of the primary drivers for Newtek’s return to profitability was the operation of the Small business finance segment which generated an increase in pretax income of $4,340,000 to $2,045,000 in 2010 from a pretax loss of $(2,295,000) in 2009. The Small business finance segment utilized the Company’s business model to capitalize on a positive operating environment due to improved pricing in the secondary market for guaranteed loan sales, the availability of a 90% guaranty rate program for SBA 7(a) loans in operation for most of 2010, and demand for loans from borrowers due to the shortage of loans provided by conventional lenders, to increase loan originations, loan servicing and receivables financing. The segment originated $65,655,000 of SBA 7(a) loans over all four quarters of 2010 as opposed to $16,220,000 originated mainly during the fourth quarter of 2009. In addition, the segment continued to benefit from a contract with the Federal Deposit Insurance Corporation to provide consulting services in connection with failures of banks holding SBA guaranteed loans and to provide servicing of those loans. In 2010, the segment’s lender, Newtek Small Business Finance, received a “select servicer” rating from Standard & Poor’s for servicing small business loans.

The lending operations of the Small business finance segment materially affected all aspects of Newtek’s cash flows in 2010. The Company used $2,208,000 of cash from operations for the year ended December 31, 2010: additional volume of transferred guaranteed portions at year end 2010 relative to 2009 increased amounts due from brokers by $5,591,000 and the segment’s receivables financing company increased receivable purchases which contributed a $4,982,000 increase over the year ended December 31, 2009. Investing activities used $6,336,000 primarily to fund $8,244,000 of SBA 7(a) unguaranteed portions. Financing activities generated $6,345,000 primarily reflecting proceeds from the Company’s December securitization of the unguaranteed portions of SBA 7(a) loans, the proceeds of which were used to extinguish a term loan from Capital One bank which in turn had extinguished the lender’s GE warehouse lending facility in May 2010, the use of the new Capital One bank revolving facility to fund guaranteed portions of SBA 7(a) loans, and an increase in borrowing under the Wells Fargo facility used to finance purchases of accounts receivable. As a result of these activities, cash and cash equivalents decreased $2,199,000 from $12,581,000 on December 31, 2009 to $10,382,000 on December 31, 2010.

In December 2010, the Company issued $16 million of Standard & Poor’s AA rated notes to securitize a portion of its unguaranteed, retained loan portions of its SBA 7(a) loans and used the proceeds from that financing to extinguish the remaining portion of the Capital One term loan to the SBA lender and to generate cash for lending operations. Although the success of the securitization provides a long term funding source for the Company’s SBA lender, the securitization mechanism itself does not provide liquidity in the short term for funding SBA loans. Therefore, the SBA lender, because its resources will be insufficient to maintain current SBA loan originations in the latter part of 2011 under anticipated conditions, is working with lenders to obtain an additional credit facility.

On October 1, 2010, the Company elected to utilize the fair value option for SBA 7(a) loans funded on or after that date. Management believed that doing so would promote its effort to both simplify and make more transparent its financial statements by better portraying the true economic value of this asset on its balance sheet and statement of operations. Although the fair value election is for the entire SBA 7(a) loan, the Company primarily sells the guaranteed portions at the completion of funding. The need to record the fair value for the guaranteed portion of the loan will primarily occur under two circumstances: for guaranteed portions that were not transferred at period end (“SBA loans held for sale”) and for loans transferred in the secondary market that did not achieve sale status under ASC Topic 860 (“SBA loans transferred, subject to recourse”). The unguaranteed portion retained is recorded under “SBA loans held for investment”.

Effective January 1, 2010, a new accounting standard codified into ASC Topic 860, “Transfers and Servicing,” requires for the guaranteed portions transferred that the Company, due to the premium warranty formerly incorporated in SBA Form 1086 (see the discussion above), establish a new asset related to the guaranteed portion of SBA 7(a) loans contractually sold but subject to premium recourse and a matching liability until the end of the warranty period. Contemporaneous with the adoption of this new accounting standard the Company elected the fair value option for valuing this new liability, which is captioned in the consolidated financial statements as “Liability on SBA loans transferred, subject to premium recourse.” At the time, management elected to adopt the fair value option election because it more accurately reflected the economics of the transaction. After February 7, 2011, the new SBA Form 1086 will allow the Company to recognize premium income concurrent with the date of transfer, as was done prior to January 1, 2010. As a result, the balances at December 31, 2010 in “SBA loans transferred, subject to premium recourse” and “Liability on SBA loans transferred, subject to premium recourse” will decrease throughout 2011 with the expectation that they will reach zero by September 30, 2011.

Finally, during the course of 2010 Wilshire Alabama Partners, LLC reached the 100% investment threshold. In addition, the Company expects to dissolve Wilshire Partners, LLC, which has also achieved its programmatic goals, subsequent to the time Florida Capco law sunsets on December 31, 2010.

Business Segment Results:

The results of the Company’s reportable business segments are discussed below.

Electronic Payment Processing

				% Change
(In thousands):	2010	2009	2008	2010	2009

Revenue:
Electronic payment processing	$80,920	$69,651	$63,277	16%	10%
Interest income	16	37	79	(57%)	(53%)

Total revenue	80,936	69,688	63,356	16%	10%

Expenses:
Electronic payment processing costs	68,177	58,299	51,105	17%	14%
Salaries and benefits	4,101	4,094	3,968	0%	3%
Professional fees	346	267	328	30%	(19%)
Depreciation and amortization	1,632	1,754	2,729	(7%)	(36%)
Other general and administrative costs	962	921	888	5%	4%

Total expenses	75,218	65,335	59,018	15%	11%

Income before income taxes	$5,718	$4,353	$4,338	31%	0%

2010

Electronic payment processing revenue increased $11,269,000 or 16% between periods due to the impact of growth in organic revenue of 17% while revenues from acquired portfolios decreased overall growth in revenues by 1% between periods due to merchant attrition and other factors. The growth in organic revenue was due to a combination of growth in processing volumes, selective fee increases and additional fee-based services provided to our merchants. Processing volumes were favorably impacted by an increase in the average number of merchants under contract between periods of 7%. In addition, organic revenue between periods increased due to an increase of approximately 6% in the average monthly processing volume per merchant. The increase in the average monthly processing volume per merchant is due in part to the addition of several larger volume processing merchants as well as period-over-period growth in processing volumes from existing merchants. The remaining increase in organic revenue is due to selective fee increases, principally reflecting the pass through effect to merchants of corresponding fee increases by both VISA® and Master Card®, and the mix of services provided to our merchants.

Electronic payment processing costs increased $9,878,000 or 17% between years. Electronic payment processing costs resulting from acquired portfolios had the overall effect of decreasing such costs by approximately 1% between periods due to merchant attrition and other factors. Organic electronic payment processing costs had the effect of increasing electronic payment processing cost by 18% between periods. Processing revenues less electronic payment processing cost (“margin”) decreased approximately .6% from 16.3% in 2009 to 15.7% in 2010. A lower contribution to margin from acquired portfolios contributed .6% to the decline in margin. An increase in residual payments made to certain high volume third-party sales referral sources and the growth of such third-party sales on a sales mix basis resulted in a reduction of the margin by 1.0%. Partially offsetting the aforementioned factors were margin improvements totaling approximately 1.0%. Such margin improvements included negotiated cost reductions with the Company’s principal transaction processor, the introduction of new, higher margin products and services, as well as rate increases for certain processing services. The increase in margin dollars was $1,391,000 between periods.

Excluding electronic payment processing costs, other costs increased $5,000 or .1% between periods. Depreciation and amortization costs decreased $122,000 between periods as the result of previously acquired portfolio intangible assets becoming fully amortized between periods. Remaining costs increased $127,000 or 2.4% principally resulting from efforts to identify customer service improvement opportunities and to support the growth in the number of merchants served between periods.

Income before income taxes increased $1,365,000 or 31% to $5,718,000 in 2010 from $4,353,000 in 2009. An increase in the dollar margin of operating revenues less EPP processing costs due to the reasons noted above coupled with a lower rate of increase in other expenses resulted in the increase in income before income taxes between periods.

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

Web Hosting

				% Change
(In thousands):	2010	2009	2008	2010	2009
Revenue:
Web hosting	$19,164	$18,846	$18,064	2%	4%
Interest income	4	12	24	(67)%	(50)%

Total revenue	19,168	18,858	18,088	2%	4%

Expenses:
Salaries and benefits	4,910	5,042	4,694	(3)%	7%
Interest	107	123	83	(13)%	48%
Professional fees	551	280	103	97%	172%
Depreciation and amortization	1,828	2,575	3,230	(29)%	(20)%
Other general and administrative costs	7,042	6,913	6,643	2%	4%

Total expenses	14,438	14,933	14,753	(3)%	1%

Income before income taxes	$4,730	$3,925	$3,335	21%	18%

2010

This segment derives revenue primarily from recurring fees from hosting websites, including monthly contracts for shared hosting, dedicated servers, and virtual instances (the “plans”). Web hosting revenue between periods increased $318,000, or 2%, to $19,164,000 for 2010 over 2009 due to improved revenue per plan (see below), organic growth of hosted virtual instances, and an increase in the sales of custom website development services. NTS sales promotions and service and plan enhancements failed to prevent losses in plan counts but did help to maintain revenue. Web design revenue grew approximately $220,000 to $356,000 for 2010 from $136,000 for 2009. Management’s intent is to grow revenues through higher service offerings to customers to drive greater revenue and margin per plan, although this may result in a lower number of plans sold overall.

The increase in revenue reflects an increase in average revenue per plan of 9% to $314.55 from $289.12 offset by a decrease in the average monthly number of total plans by 4,258 for 2010 as compared to 2009, or 7%, to 60,926 from 65,184. Improvement in revenue per plan primarily reflects the growth in virtual instances, customers purchasing higher-cost plans, and utilizing additional options and services. The average monthly number of dedicated server plans for 2010, which generate a higher monthly fee versus shared hosting plans, decreased by 29 between periods, or 1%, to an average of 2,146 from 2,175 for 2009. The average monthly number of shared hosting plans for 2010 decreased by 4,278, or 7%, to an average of 58,587 from 62,865 for 2009. The average monthly number of virtual instance plans increased by 46, or 31%, to an average of 193 from 147 for 2009. Increased competition from other web hosting providers as well as alternative website services continue to have a negative effect on plan count growth which in turn limits revenue growth.

Total segment expenses decreased by 3%, or $495,000 for the year ended 2010 over the prior year. The majority of the decrease between periods reflects a decrease in salaries and benefits of $132,000, a decrease in depreciation and amortization of $747,000 and a decrease in interest expense of $16,000 partially offset by an increase in other general and administrative costs of $129,000, mainly due to an increase in utility costs, and an increase in professional fees of $271,000. The $174,000 decrease in salaries and benefits was primarily due to a reduction of headcount between years offset slightly by an increase in health insurance premiums. The $747,000 decrease in depreciation and amortization was primarily due approximately $439,000 of amortization expense in the prior year that did not reoccur in 2010 relating to the intangible assets (the customer account and non-compete covenant from the time of acquisition) being fully amortized at June 30, 2009 and the slowing of capital expenditures as a result of more efficient use of the existing equipment within the datacenter. The $271,000 increase in professional fees is primarily due to the increase in web design costs in direct connection with the additional service offering to customers for custom website development.

Income before income taxes increased 21% or $805,000 to $4,730,000 for 2010 from $3,925,000 for 2009. The improvement in profitability primarily resulted from the increase in web hosting and web related services revenue combined with a decrease in total expenses. The increase in the sales of custom website development services along with the slowing of capital expenditures and the intangible assets having been fully amortized in the prior year contributed to the improvement in income in 2010.

2009

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

Total segment expenses increased by 1%, or $180,000, as compared to the 4%, or $782,000, growth in revenues for 2009. The majority of the 1% or $180,000 increase in expenses between periods reflects an increase in other general and administrative costs of $270,000, an increase in salaries and benefits of $348,000, an increase in interest expense of $40,000, and an increase in professional fees of $177,000 offset by a decrease in depreciation and amortization expense of $655,000. The increase in other general and administrative costs was primarily due to a $77,000 increase in SSL certificates and domain costs, a $129,000 increase in rent and utilities, a $35,000 increase in marketing, a $25,000 increase in processing costs, a $45,000 increase in office and other costs and a $116,000 increase in bad debt expense, mainly attributable to the poor economic environment. The increases were offset in part by an $81,000 decrease in internet and communications, a result of renegotiations of internet and telephone contracts, and an approximate decrease of $76,000 in licenses and permits. Salaries and benefits increased $348,000, at a higher rate than revenue growth mainly due to the increase in benefit costs. The $655,000 decrease in depreciation and amortization was primarily due to the intangible assets (the customer account and non-compete covenant from the time of acquisition) being fully amortized at June 30, 2009 and the slowing of capital expenditures as a result of consolidation efforts in the shared segment to allow for more efficient use of the already existing equipment within the datacenter and the decrease in the number of dedicated sites. The increase of $177,000 in professional fees was due to higher legal and audit fees in 2009.

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

Small Business Finance

				% Change
(In thousands):	2010	2009	2008	2010	2009
Revenue:
Premium on loan sales	$2,428	$1,652	$474	47%	249%
Servicing fee	2,564	1,625	1,771	58%	(8)%
Interest income	1,747	1,503	2,644	16%	(43)%
Management fees	585	585	585	—%	—%
Other income	2,047	1,943	1,879	5%	3%

Total revenue	9,371	7,308	7,353	28%	(1)%

Net change in fair value of:
SBA loans transferred, subject to premium recourse	3,747	—	—	—%	—%
SBA loans held for sale	32	—	—	—%	—%
SBA loans held for investment	(285)	—	—	—%	—%

Total net change in fair value	3,494	—	—	—%	—%

Expenses:
Salaries and benefits	3,620	2,920	4,296	24%	(32)%
Interest	1,916	1,485	2,107	29%	(30)%
Management fees	460	460	460	—%	—%
Professional fees	450	364	380	24%	(4)%
Depreciation and amortization	790	931	1,123	(15)%	(17)%
Goodwill impairment	—	—	774	—%	(100)%
Provision for loan loss	1,849	1,833	2,530	1%	(28)%
Other general and administrative costs	1,735	1,610	1,831	8%	(12)%

Total expenses	10,820	9,603	13,501	13%	(29)%

Income (loss) before income taxes	$2,045	$(2,295)	$(6,148)	189%	(63)%

2010

Revenue is derived primarily from premium income generated by the sale of the guaranteed and unguaranteed portions of SBA loans. Additionally, the Company derives revenue from interest income on SBA loans held for investment and those awaiting sale recognition under ASC Topic 860 “Transfers and Servicing”, servicing fee income on the guaranteed portions of SBA loans previously sold, servicing income for loans originated by other lenders for which NSBF is the servicer, and financing and billing services, classified as other income above, provided by NBC. Most SBA loans originated by NSBF charge an interest rate equal to the Prime rate plus an additional percentage amount; the interest rate resets to the current Prime rate on a monthly or quarterly basis, which will result in changes to the amount of interest accrued for that month and going forward and a re-amortization of a loan’s payment amount until maturity.

The implementation of ASC Topic 860 “Transfers and Servicing”, which became effective January 1, 2010, has delayed the recognition of premium income for sales of the guaranteed portions of SBA loans. In 2010 and prior, SBA Form 1086 required, as part of the transferor’s representations and warranties, that the transferor repay any premium received from the transferee if either the SBA 7(a) loan borrower prepays the loan within 90 days of the transfer settlement date or fails to make one of its first three loan payments after the settlement date in a timely fashion and then proceeds to default within 275 days of the settlement date. Under ASC Topic 860, such recourse precludes sale treatment of the transferred guaranteed portions during this warranty period; rather NSBF is required to account for this as a financing arrangement with the transferee. Until the warranty period expires such transferred loans are classified as “SBA loans transferred, subject to premium recourse” with a matching liability “Liability on SBA loans transferred, subject to premium recourse.” In January 2011, the US Small Business Administration issued a notice stating that Form 1086 would be revised to remove all reference to a warranty period for loans sold in the secondary market. This change became effective February 7, 2011 and allows the Company to recognize premium income concurrent with the date of transfer, as was done prior to January 1, 2010. As a result of this, the balances at December 31, 2010 in “SBA loans transferred, subject to premium recourse” and “Liability on SBA loans transferred, subject to premium recourse” will decrease throughout 2011 with the expectation that they will reach zero by September 30, 2011.

On January 1, 2010, the Company elected the fair value option for valuing “Liability on SBA loans transferred, subject to premium recourse.” On October 1, 2010, the Company elected to utilize the fair value option for SBA 7(a) loans funded on or after that date. As a result, the Company recorded changes in the fair value for the guaranteed portions that were not transferred at period end (“SBA loans held for sale”) and for loans transferred in the secondary market that did not achieve sale status under ASC Topic 860 (“SBA loans transferred, subject to recourse”). At the expiration of the warranty period, the sale of the guaranteed portions of these loans as well as the corresponding gain is recognized into premium income, and the asset and liability eliminated.

On October 1, 2010, the Company elected to utilize the fair value option for SBA 7(a) loans funded on or after that date. For loans funded on or after October 1, 2010, the income statement now separates the revenue and expense components mixed into premium on loan sales: premium on loan sales equals the cash premium and servicing asset paid by purchaser in the secondary market, the discount created on the unguaranteed portion run through a fair value line item, and by not capitalizing various transaction expenses the salary and benefit and loan processing costs expense lines portray a value closer to the cash cost to operate the lending business.

The Company recognized $2,428,000 in premium income for the twelve months ended December 31, 2010 as a result the expiration of the warranty period for 54 guaranteed loan sales totaling $25,966,000. Also during this period, the Company transferred 47 guaranteed loans aggregating $39,689,000; however, as discussed above, the recognition of the premium revenue from these transfers is delayed into future periods until the sale can be recognized. The Company expects to recognize the premium income on these transfers in 2011, offset by a fair value loss of approximately the same amount. Of these, 31 loans totaling $21,212,000 transferred subsequent to September 30, 2010 were measured at fair value.

Premium income for the year ended December 31, 2009 totaled $1,652,000, resulting from 33 guaranteed loan sales aggregating $19,941,000. As a result of the dislocation in the secondary market during 2009, the premium on the guaranteed loans sold dropped to par and the servicing component increased to over 4.2% during the year ended December 31, 2009. In order to more appropriately value the servicing asset, in 2009 the Company applied a discounted cash flow model, which uses valuation techniques to convert future amounts to a single present amount and is based on the value indicated by current market expectations about those future amounts. The premium earned during 2009 is reflective of this valuation method of the newly created servicing assets. In 2010 the Company reverted back to the strip multiple method for loans that achieved sale status.

Servicing fee income related to SBA loans increased by $939,000 for the year ended December 31, 2010 due primarily to the addition $784,000 of servicing income associated with loans serviced for others under a new contract entered into at the end of 2009. Additionally, the average NSBF servicing portfolio increased from $125,291,000 for the twelve months ended December 31, 2009 compared to $142,719,000 for the current period resulting in an additional $281,000 of servicing income and reflecting NSBF’s renewed loan originations starting in the fourth quarter of 2009. These increases were partially offset by a decrease of $126,000 related to servicing for another financial institution that terminated their contract with NSBF in November 2009.

Interest income increased by $244,000 due to the recognition of $440,000 of interest earned from SBA loans transferred, subject to recourse during the twelve months ended December 31, 2010. This increase was partially offset by a reduction in interest income associated with a decrease in the average outstanding performing portfolio of SBA loans held for investment from $22,253,000 for the year ended December 31, 2009 to $21,753,000 for the year ended December 31, 2010: this reduction primarily reflects that the addition of loans under the 90% guaranty program could not offset the normal principal pay-downs of the loan portfolio. In addition, a $70,000 reduction in interest income was recognized during 2010 as a result of previous recognized interest income being reversed as a result of loans being transferred into nonperforming status. Total interest income on loans held for investment was $1,307,000 and $1,503,000 for the years ended December 31, 2010 and 2009, respectively.

Prior to September 30, 2010, certain related direct costs to originate loans were deferred and amortized over the contractual life of the SBA loan using a method that approximates the effective interest method. Subsequent to September 30, 2010, the Company began recording the origination of loans based on the fair value method which requires the upfront expensing of such direct costs. This change is not expected to have a material impact on interest income on future periods.

Other income increased by $104,000 due primarily to the addition of consulting income associated with the FDIC contract, which totaled $128,000 as well as the net addition of ten new factoring clients at NBC resulting in an additional $281,000 of related income. The increases were predominately offset by a nonrecurring recovery of $175,000 in 2009 related to the reversal of a previously recorded liability associated with the expectation of a settlement for less than anticipated, as well as reductions in late payment and other loan-related income at NSBF and NBC of $74,000. Additionally, billing services revenue earned by NBC decreased by $55,000; the average number of billing service customers decreased by 6 from an average of 80 to an average of 74 during the respective twelve months of 2009 and 2010.

On January 1, 2010, the Company elected the fair value option for valuing “Liability on SBA loans transferred, subject to premium recourse.” On October 1, 2010, the Company elected to utilize the fair value option for SBA 7(a) loans funded on or after that date and fair valued the “SBA loans held for sale” and “SBA loans transferred, subject to recourse” assets created on or after that date. The Company recorded a fair value gain of $3,747,000 related to “SBA loans transferred, subject to recourse” and “Liability on SBA loans transferred, subject to premium recourse”. At the expiration of the warranty period, the sale of the guaranteed portions of these loans as well as the corresponding gain is recognized into premium income, the asset and liability eliminated and the fair value gain will become an equivalent fair value loss. In addition, the Company recorded a fair value gain of $32,000 for “SBA loans held for sale”. Changes in loans held for investment which have been measured at fair value are represented as “Fair value adjustment on SBA loans held for investment.” Subsequent to September 30, 2010, loans originated and held for investment aggregated $2,595,000 with a corresponding fair value loss of $285,000.

Salaries and benefits increased by $724,000 primarily due to the addition of staff in the originating, servicing and liquidation departments of NSBF in connection with the resumption of lending that began in the third quarter of 2009 as well as an increase in staff to service outside contracts. This increase was partially offset by a decrease in payroll expense at NBC by $24,000 during the year ended December 31, 2010. The Company believes it has adequate staff to maintain operations at NBC as well as service its portfolio and originate loans at NSBF. The combined average headcount increased from 32 to 43 for the twelve months ended December 31, 2009 and 2010, respectively.

Interest expense increased from $1,485,000 for the year ended December 31, 2009 to $1,916,000 for the year ended December 31, 2010 which included $440,000 of interest expense for Liability for SBA loans transferred, subject to premium recourse. Interest expense includes amortization of deferred financing costs associated with the lines of credit held by NSBF and NBC of $344,000 and $471,000 for the years ended December 31, 2009 and December 31, 2010, respectively. The increase in amortization of deferred financing costs for 2010 was due to the acceleration of amortization in connection with the repayment of the term loan with Capital One in the fourth quarter. These increases were offset by a decrease in net interest expense was primarily due to reductions in the average debt outstanding by NSBF, which decreased from $16,187,000 to $11,863,000 for the years ended December 31, 2009 and 2010, respectively as well as a decrease in the average interest rate from 6.4% to 6.1%. Although the average debt outstanding at NBC increased from $1,787,000 for the year ended December 31, 2009 to $3,757,000 for the year ended December 31, 2010, the average interest rate decreased from 10.49% to 7.33% during the same period.

Professional fees for the year ended December 31, 2010 as compared with the prior year increased by $86,000 as a result of an increase in consulting and accounting expenses, which was partially offset by a decrease in legal expense. The increase in consulting and accounting expenses was mainly due to obtaining a rating from the S&P on our loan servicing operations and additional professional fees associated with the payoff of the line with GE.

Consideration in arriving at the provision for loan loss includes past and current loss experience, current portfolio composition, future estimated cash flows, and the evaluation of real estate and other collateral as well as current economic conditions. For all loans originated prior to September 30, 2010, management performed a loan-by-loan review for the estimated uncollectible portion of non-performing loans; subsequent to September 30, 2010, management began recording all loan originations on a fair value basis which requires the immediate write down of the unguaranteed portion of loans held for investment to a level that takes into consideration future losses on the post September 30, 2010 portfolio. While the provision for loan loss increased by $16,000 for the twelve month period ended December 31, 2010, the reserve for loan losses as compared to the gross portfolio balance decreased from $3,985,000 or 13.9% at December 31, 2009 to $3,559,000 or 11.2% at December 31, 2010 reflecting the overall growth from new lending and positive performance of the portfolio. Total impaired non-accrual loans at December 31, 2009 and December 31, 2010, decreased from $8,234,000 to $7,990,000, respectively, with $3,043,000 or 37.0% and $2,516,000 or 31.5% of the allowance for loan losses being allocated against such impaired non-accrual loans, respectively. The year over year reduction in non-performing loans reflects an improvement in the overall economic climate and corresponding impact on the underlying borrowers.

The resumption of loan originations with the 90% guaranty percentage, the additions to servicing and consulting income from the NSBF portfolio and the FDIC contracts, and the adoption of fair value accounting for the liability created in accordance with ASC Topic 860 on January 1, 2010 and loans funded subsequent to September 30, 2010, resulted in a return to profitability for the year ended December 31, 2010 from a loss in the same period of 2009.

2009

Revenue is derived primarily from premium on loan sales generated by the sale of the guaranteed and unguaranteed portions of SBA loans, interest income on SBA loans held for investment, servicing fee income on the guaranteed portions of SBA loans previously sold, servicing income for loans originated by other lenders for which NSBF is the servicer, and receivable factoring and billing services, classified as other income above, provided by NBC. Most SBA loans originated by NSBF charge an interest rate equal to the Prime rate plus an additional percentage amount; the interest rate resets to the current Prime rate on a monthly or quarterly basis which will result in changes to the amount of interest accrued for that month and going forward and a re-amortization of a loan’s payment amount until maturity.

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

Other income increased by $64,000 due primarily to a reduction in a contingent liability booked in connection with the acquisition of CCC in 2002 and by income earned on the FDIC consulting contract in the amount of $17,000 in 2009 as compared to no revenue earned in 2008 as well as an increase in revenue earned by NBC. For the year ended December 31, 2009, NBC had revenue of $1,432,000 and purchased $20,572,000 of receivables from an average customer base of 119 compared to revenue of $1,406,000 on $18,432,000 of receivables purchased with an average customer base of 122 for the year ended December 31, 2008. This increase was offset by a decrease in other revenue earned by NSBF in the amount of $103,000 attributable to a decrease in the number of loans prepaying, late payments and loan origination fee income. In addition, Small Business Lending, the holding company for NSBF recognized $60,000 in referral fee income in 2008 as compared to $9,000 of corresponding revenue earned in 2009.

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

All Other

				% Change
(In thousands):	2010	2009	2008	2010	2009
Revenue:
Insurance commissions	$886	$811	$1,034	9%	(22)%
Other income	400	1,552	882	(74)%	76%
Interest income	61	50	159	22%	(69)%

Total revenue	1,347	2,413	2,075	(44)%	16%

Expenses:
Salaries and benefits	1,563	1,624	2,571	(4)%	(37)%
Other than temporary decline in value of investments	510	125	140	308%	(11)%
Professional fees	174	154	323	13%	(52)%
Depreciation and amortization	135	130	95	4%	37%
Other general and administrative costs	567	748	941	(24)%	(21)%

Total expenses	2,949	2,781	4,070	6%	(32)%

Loss before income taxes	$(1,602)	$(368)	$(1,995)	335%	(82)%

The All other segment includes revenues and expenses primarily from Newtek Insurance Agency, LLC and qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments.

2010

The revenue decrease of $1,066,000 is primarily due to the decrease in other income of $1,152,000 for the year ended December 31, 2010 from the year ended December 31, 2009: other income in 2009 benefited from a one-time $1,000,000 recovery of an investment previously written off which did not recurred in 2010. Interest income increased as a result of an increase in cash and cash equivalents. Insurance commissions increased $75,000 for 2010, or 9%, as compared to 2009.

Salaries and benefits decreased by $61,000, or 4% to $1,563,000 for 2010, as compared to $1,624,000 for 2009, as a result of management’s cost cutting initiatives in the insurance agency and other entities mainly during the first quarter 2010. Other than temporary decline in value of investments increased by $385,000, or 308%, to $510,000 for 2010 as compared to $125,000 for 2009, primarily due to a $500,000 write-down of a qualified investment that management determined had zero value based on its impairment tests. Other general and administrative costs decreased by $181,000, or 24% to $567,000 for 2010, as compared to $748,000 for 2009, primarily due to a one-time expense adjustment and a reduction in software maintenance costs in the insurance agency as a result of a software conversion.

Loss before income taxes increased by $1,234,000 during 2010, as compared to 2009, due to the $1,066,000 decrease in revenue as a result of a one-time $1,000,000 recovery that occurred in 2009 of an investment previously written off and an increase in total expenses of $168,000, which was primarily driven by a $510,000 other than temporary decline in value of investments in 2010.

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

Corporate activities

				% Change
(In thousands):	2010	2009	2008	2010	2009
Revenue:
Management fees	$2,217	$3,164	$5,777	(30)%	(45)%
Interest income	24	32	44	(25)%	(27)%
Other income	16	14	10	14%	40%

Total revenue	2,257	3,210	5,831	(30)%	(45)%

Expenses:
Salaries and benefits	5,178	4,683	6,362	11%	(26)%
Professional fees	1,165	1,495	1,633	(22)%	(8)%
Depreciation and amortization	312	437	371	(29)%	18%
Other general and administrative costs	2,418	2,535	2,783	(5)%	(9)%

Total expenses	9,073	9,150	11,149	(1)%	(18)%

Loss before income taxes	$(6,816)	$(5,940)	$(5,318)	15%	12%

The Corporate activities segment implements business strategy, directs marketing, provides technology oversight and guidance, coordinates and integrates activities of the other segments, contracts with alliance partners, acquires customer opportunities, and owns our proprietary NewTracker™ referral system and all other intellectual property rights. This segment includes revenue and expenses not allocated to other segments, including interest income, Capco management fee income, and corporate operations expenses. These operating expenses consist primarily of internal and external public accounting expenses, internal and external corporate legal expenses, corporate officer salaries, and rent for the principal executive office.

2010

Revenue from management fees earned from the Capcos declined 30%, or $947,000, to $2,217,000 for 2010 from $3,164,000 for 2009. Management fees, which are eliminated upon consolidation, are expected to continue to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not paid or accrued.

Total expenses decreased by $77,000 or 1%, for 2010 as compared to 2009. Salaries and benefits increased $495,000 or 11% to $5,178,000 for 2010 as compared to $4,683,000 for 2009 mainly due to an increase in headcount. Professional fees decreased $330,000, or 22%, for 2010 from 2009 due to the Company exploring various financing and restructuring alternatives that resulted in significantly higher professional fees for 2009. Other general and administrative costs decreased $117,000 or 5% to $2,418,000 for 2010 as compared to $2,535,000 for 2009 mainly due to decreases in insurance, maintenance and telephone costs.

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

Expenses declined $1,999,000, or 18%, for 2009 as compared to 2008. As a result of the Company’s cost cutting initiatives, salaries and benefits decreased $1,679,000 or 26% to $4,683,000 for 2009 from $6,362,000 for 2008 and other general and administrative costs decreased $248,000 or 9% to $2,535,000 for 2009 from $2,783,000 for 2008. Professional fees decreased $138,000, or 8%, in 2009 as compared to 2008 due to decreased audit fees.

Capcos

				% Change
(In thousands):	2010	2009	2008	2010	2009
Revenue:
Income from tax credits	$2,380	$7,837	$7,988	(70)%	(2)%
Interest income	51	100	404	(49)%	(75)%
Other income	11	46	151	(76)%	(70)%

Total revenue	2,442	7,983	8,543	(69)%	(7)%

Net change in fair value of:
Credits in lieu of cash and Notes payable in credits in lieu of cash	38	900	(8)	(96)%	11,350%

Expenses:
Interest expense	2,452	8,737	8,646	(72)%	1%
Management fees	2,342	3,289	5,902	(29)%	(44)%
Professional fees	498	511	642	(3)%	(20)%
Other general and administrative costs	386	23	626	1,578%	(96)%

Total expenses	5,678	12,560	15,816	(55)%	(21)%

Loss before income taxes	$(3,198)	$(3,677)	$(7,281)	(13)%	(49)%

As described in Note 3 to the consolidated financial statements, effective January 1, 2008, the Company adopted fair value accounting for its financial assets and financial liabilities concurrent with its election of the fair value option for substantially all credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance. These are the financial assets and liabilities associated with the Company’s Capco notes that are reported within the Company’s Capco segment. The table above reflects the effects of the adoption of fair value measurement on the income and expense items (income from tax credits, interest expense and insurance expense) related to the revalued financial assets and liability for the years ended 2009 and 2008. In addition, the net change to the revalued financial assets and liability for the years ended 2010, 2009 and 2008 is reported in the line “Net change in fair value of Credits in lieu of cash and Notes payable in credits in lieu of cash” on the consolidated statements of operations.

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

2010

Revenue is derived primarily from non-cash income from tax credits. The decrease in income from tax credits revenue for 2010 versus 2009 reflects the effect of the lower interest rate used under fair value accounting. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods through 2016, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense. Management fees decreased 29%, or $947,000, to $2,342,000 for 2010 from $3,289,000 during 2009. Management fees, which are eliminated upon consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. Interest expense decreased 72%, or $6,285,000, to $2,452,000 for 2010 from $8,737,000 during 2009 as a result of the lower interest rate used under the fair value accounting for the period. The $363,000 increase in other general and administrative costs is due to a returned premium on three Capco insurance policies totaling $471,000 during 2009 which did not recur in 2010 and to the recognition of a $70,000 loss in 2010 on the sublease of existing leasehold, offset partially by $38,000 of other reductions in other general and administrative expenses.

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

Other general and administrative costs decreased by $603,000 or 96% primarily due to the returned premium on three Capco insurance policies, which expired in 2009, in the amount of $471,000 which was credited to other general and administrative costs.

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

Liquidity and Capital Resources

Overview

Cash requirements and liquidity needs over the next twelve months are anticipated to be funded primarily through operating results, available cash and cash equivalents, existing credit lines, proposed new credit lines, and additional securitizations of the Company’s SBA lender’s unguaranteed loan portions. As more fully described below, the Company’s SBA lender will require additional funding sources to maintain current SBA loan originations in the latter part of 2011 under anticipated conditions; although the failure to find these sources may require the reduction in the Company’s SBA lending and related operations, it will not impair the Company’s overall ability to operate.

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

The Company’s SBA lender has historically financed the operations of its lending business through loans or credit facilities from various lenders and will need to continue to do so in the future. Such lenders invariably require a security interest in the SBA loans as collateral which, under the applicable law, requires the prior approval of the US Small Business Administration. If the Company should ever be unable to obtain the approval for its financing arrangements from the SBA, it would likely be unable to continue to make loans.

In April 2010, the Company closed two five year term loans aggregating $14,583,000 with Capital One, N.A. which refinanced Newtek’s SBA lender’s $12,500,000 debt to GE as well as the existing $2,083,000 term loan between Capital One and NTS. Previously the SBA lender utilized the GE debt to originate and warehouse the guaranteed and unguaranteed portions of SBA loans. Under the Capital One term loan, which was collateralized by the unguaranteed, retained loan portions, all unguaranteed loan repayment proceeds were used to reduce the outstanding indebtedness and the SBA lender funds its cash requirements through available cash and cash equivalents supplemented as needed by the cash resources of Newtek.

In December 2010, the Company issued $16 million of Standard & Poor’s AA rated notes to securitize a portion of its unguaranteed, retained loan portions and used the proceeds from that financing to extinguish the remaining portion of the Capital One term loan to the SBA lender and to generate cash for lending operations. In addition, note issuance from the securitization funded a $3 million account to be used for future unguaranteed, retained portions created by the lender originated subsequent to the securitization transaction. The notes from the securitization are collateralized by the unguaranteed, retained loan portions transferred and all unguaranteed loan repayment proceeds, less a servicing fee paid to the SBA lender, from those loans are used to reduce the outstanding indebtedness of the notes. Concurrently, the SBA lender entered into a revolving loan agreement with Capital One, N.A. wherein the bank provides financing of up to $6 million against the origination of the guaranteed portions of SBA loans. The SBA lender utilizes this line to help fund its loan originations. As a result, the SBA lender increased the amount of loans it can fund at a particular time and reduced its dependence on the Company for cash.

The success of the securitization provides a long term funding source for the Company’s SBA lender, assuming the market for such securitization continues to exist and future securitizations can be executed on an economic basis beneficial to the Company. However, the securitization mechanism itself does not provide liquidity in the short term for funding SBA loans. The SBA lender, because its resources will be insufficient to maintain current SBA loan originations in the latter part of 2011 under anticipated conditions, will need to arrange a line to fund and warehouse the origination of unguaranteed, retained loan portions in anticipation of the next securitization. Therefore, the Company is working with various lenders on obtaining an additional credit facility to increase its ability to lend.

Through February 28, 2011, the receivables financing unit (“NBC”) utilized a $10 million line of credit provided by Wells Fargo Bank to purchase and warehouse receivables. On February 28, 2011, NBC entered into a three year line of credit of up to $10 million with Sterling National Bank which replaced the Wells Fargo line. There is no cross collateralization between the Sterling lending facility and the Capital One term loan and credit facility; however, a default under the Capital One term loan or line of credit will create a possibility of default under the Sterling line of credit. The availability of the Sterling line of credit and the performance of the Capital One term loans are subject to compliance with certain covenants and collateral requirements as set forth in their respective agreements, as well as limited restrictions on distributions or loans to the Company by the respective debtor, none of which are material to the liquidity of the Company. The Company guarantees these loans for the subsidiaries up to the amount borrowed; in addition, the Company deposited $750,000 with Sterling to collateralize the guarantee. As of December 31, 2010, the Company’s unused sources of liquidity consisted of $7,301,000 in unrestricted cash and cash equivalents and $569,000 available through the Wells Fargo line of credit, now replaced by Sterling.

Restricted cash of $10,747,000 as of December 31, 2010 is primarily held in the Capcos and NSBF. For the Capcos, restricted cash can be used in managing and operating the Capcos, making qualified investments, to repay debt obligations, and for the payment of taxes on Capco income. For NSBF, the majority of the restricted cash, or $3 million, has been allocated to a pre-funding account to purchase unguaranteed portions of SBA 7(a) loans.

In summary, Newtek generated and used cash as follows:

	For the Years Ended
	December 31,
	2010	2009	2008
Net cash (used in) provided by operating activities	$(2,208)	$3,128	$(9,540)
Net cash (used in) provided by investing activities	(6,336)	3,400	(1,530)
Net cash provided by (used in) financing activities	6,345	(10,799)	2,550

Net decrease in cash and cash equivalents	(2,199)	(4,271)	(8,520)
Cash and cash equivalents, beginning of year	12,581	16,852	25,372

Cash and cash equivalents, end of year	$10,382	$12,581	$16,852

Net cash flows from operating activities decreased $5,336,000 to $(2,208,000) for the year ended December 31, 2010 compared to $3,128,000 provided for the year ended December 31, 2009. This change primarily reflects the use of funds for lending and purchasing receivables by our Small business finance segment in the current year whereas the 2009 period benefited from the sale of SBA loans held for sale originated in 2008 and a reduction in SBA lending in 2009. For the year ended December 31, 2009, the Company originated $14,390,000 SBA loans held for sale and received proceeds from the sale of SBA loans held for sale net of premium income of $20,323,000 offset by a broker receivable increase of $6,103,000 for net proceeds of $5,933,000. For the year ended December 31, 2010 the Company originated $782,000 of SBA loans held for sale, $30,752,000 of SBA loans transferred subject to premium recourse, and $25,983,000 of SBA loans, achieving sale status for a total use of $(57,517,000). Reflecting the effects of ASC Topic 860 “Transfers and Servicing” which became effective on January 1, 2010 (discussed above), the Company received proceeds from transfers of SBA loans held for sale accounted for as financings (“Liability for SBA loans transferred, subject to premium recourse”) of $34,094,000 and proceeds from transfers that achieved sale status of $25,983,000, offset by an increase in the broker receivable of $5,591,000, for a net total source of $54,486,000. Broker receivables arise from loans traded but not settled before period end and represent the amount of cash due from the purchasing broker; the amount varies depending on loan origination volume and timing of sales at year end. For the year ended December 31, 2010, net SBA loan activities resulted in a use of $(3,031,000). In addition to SBA loan activities, the Company provided receivables financing which used cash of $4,697,000 in 2010 as compared to cash use of $1,163,000 in 2009.

Net cash provided by (used in) operating activities adds back a non-cash expense “Provision for loan losses” primarily related to the operation of the Company’s Small business finance segment. Although Newtek does not pay out this expense in cash, the expense does represent impairment to income generating assets and a potential reduction in future cash flows. For the year ended December 31, 2010, Provision for loan losses increased $76,000 to $1,909,000 from $1,833,000 for 2009 primarily due to an increase in the general reserve taken against SBA loans originated for investment in 2010; losses on loans held for investment at the start of the year, although relatively less than those in 2009, continued to reflect borrower defaults and reductions in the value of our collateral in liquidation, which lag the effects of the weak economy in 2008 and 2009. Newtek believes its loan loss reserves, which are evaluated monthly on a loan-by-loan basis, along with its collateral monitoring practices, are adequate. Newtek recognizes that the declining prices occurring nationally in the residential real estate and commercial property markets may diminish the collateral backing its loans. Generally, loans within the portfolio are typically repaid by the business’ cash flow and secured by business collateral and personal assets of the business owner and/or guarantors as well as commercial real estate and may also include residential real estate as supplemental collateral. For SBA loans, Newtek follows the SBA standard operating procedure with respect to obtaining collateral on our loans. This typically includes all business assets and frequently includes personal assets of the owners and/or guarantors.

Net cash (used in) provided by investing activities primarily includes the purchase of fixed assets and customer accounts, originations and repayments of the unguaranteed portions of SBA loans, changes in restricted cash and investments in qualified businesses. Net cash (used in) provided by investing activities decreased by $9,736,000 to cash used of $(6,336,000) for the year ended December 31, 2010 compared to cash provided of $3,400,000 for the year ended December 31, 2009. The decrease was due primarily to a greater amount of SBA loans originated for investment for the year ended $(8,244,000) in 2010, versus $(2,111,000) in 2009, a lesser return from qualified investments in 2010, $238,000, as compared to the return of $2,514,000 in 2009; and a slight decrease in payments received on SBA loans from $3,489,000 in 2009 to $3,212,000 in 2010 primarily due to a decline in prepayments. The change in restricted cash provided $533,000 of cash flow in 2010, versus $1,183,000 of cash flow in 2009.

Net cash flows provided by (used in) financing activities primarily include the net borrowings (repayments) on bank notes payable to Capital One, Wells Fargo and GE as well as securitization activity. Net cash flows provided by (used in) financing activities increased by $17,144,000 to cash provided of $6,345,000 for the year ended December 31, 2010 from a cash use of $(10,799,000) for the year ended December 31, 2009. The primary reason for the increase was the securitization proceeds of $14,510,000, net of issuance costs in 2010, which were used to extinguish the remaining portion of the Capital One term note made to NSBF. Restricted cash related to the securitization increased by $4,161,000, of which $3,000,000 has been designated as a pre-funding account which will be used to purchase future unguaranteed potions of SBA 7(a) loans. The 2009 period reflected the repayment of bank notes payable of $(9,700,000) primarily from the application of proceeds from sale of SBA loans held for sale to the GE line. The current year use of $(3,107,000) reflects borrowings on the Company’s lines of credit with Wells Fargo of $3,692,000 to fund the increase in accounts receivables purchased, proceeds of $6,000,000 from the Company’s new line provided by Capital One for the origination of the guaranteed portions of SBA loans, offset by the amount repaid to Capital One by NSBF and NTS. During the year ended December 31, 2010, the Company received $12,500,000 of proceeds from the Capital One term note made to NSBF and used the funds to repay the outstanding amount on the GE line of credit. In addition, the Company made principal payments on the Capital One term note made to NTS of $243,000 for the period.

The overall $(2,199,000) decrease in cash and cash equivalents in 2010 primarily reflects the increase in the origination of SBA loans and receivables purchased offset by borrowings from Wells Fargo, Capital One, and proceeds from the debt issued under the securitization transaction, establishment of restricted reserve accounts for such debt, reduction in debt associated with NSBF and NTS, and transfer of cash from Company operating to restricted capco accounts due to the deconsolidation of a qualified investment which effectively moved cash from the business’s unrestricted cash account back to the Capco’s escrow, or restricted, cash account.

Financing Activities

Newtek historically obtained long-term financing to fund its investments and operations primarily through the issuance of notes to insurance companies through the Capco programs. Through December 31, 2010, Newtek has received in the aggregate $235,718,000 in proceeds from the issuance of long-term debt, Capco warrants, and Newtek common shares through the Capco programs. Newtek’s Capcos last issued notes in 2005 and the Company does not anticipate participating in future Capco programs. In 2004, Newtek raised $20,762,000 (net of related offering costs) in a secondary public offering. Newtek’s principal funding requirements have been costs related to the Capco programs ($152,125,000), the acquisitions of NTS and Vistar (both of which totaled $9,836,000), investments in Capco qualified businesses, SBA 7(a) loans, receivable purchases, and working capital needs resulting from operating and business development activities of its consolidated operating entities. In 2010 NTS entered into a new term loan with Capital One, N.A., the proceeds of which were used to refinance the pre-existing term loan between NTS and Capital One, N.A. NSBF also entered into two loan transactions with

Capital One, N.A. in 2010: (i) a term loan the proceeds of which were used to refinance the outstanding balance on the General Electric Capital Company credit line; and (ii) a revolving credit line used to finance the guaranteed portions of the SBA 7(a) loans it makes. Proceeds from NSBF’s $16 million securitization transaction were used to repay the Capital One term loan. Through 2010, NBC had a $10 million line of credit with Wells Fargo Bank, now replaced with a similar facility from Sterling National Bank.

Credit Lines and Term Loans

In September 2005, NSBF closed a three year, $75,000,000 senior revolving loan transaction with General Electric Capital Corp. (“GE”). This facility was primarily utilized to originate and warehouse the guaranteed and unguaranteed portions of loans under the SBA 7(a) loan program and for other working capital purposes. This facility was prepaid in full in 2010. In April 2010, the Company closed two five-year term loans aggregating $14,583,000 with Capital One, N.A., of which $12,500,000 refinanced NSBF’s aforementioned facility with GE (the “NSBF Portion”) and $2,083,000 refinanced the pre-existing term loan between Capital One and NTS. In December 2010, the outstanding balance of the NSBF portion and all accrued interest thereon was repaid in full from the proceeds of a securitization transaction, discussed below. The interest rate on the NTS term loan and on the former NSBF term loan is variable based on the monthly LIBOR rate plus 4.25% or Prime plus 2.25%, but no lower than 5.75%, with interest paid in arrears along with each monthly principal payment due. The NTS term loan is collateralized by all of NTS’s assets and Newtek guarantees the repayment obligations. The NSBF term loan was collateralized by all of NSBF’s assets and Newtek guaranteed the repayment obligations. The agreement includes such financial covenants at the NBS level with its consolidated subsidiaries of a minimum fixed charge coverage ratio, minimum EBITDA requirements and minimum cash requirements held at Capital One. As of December 31, 2010, the Company was in compliance with the financial covenants set in this line.

Also in December 2010, NSBF closed a credit facility with Capital One for up to a maximum amount of $6,000,000 initially, expandable to $12,000,000. The credit facility, often referred to as a “wet funding” credit line, is used to fund those portions of SBA 7(a) loans made by NSBF that are guaranteed by the SBA, with funds received on the sale of those guaranteed portions of the SBA 7(a) loans by NSBF reducing the facility. The outstanding balance of the credit facility bears a variable per annum rate of interest equal to the rate of interest publicly announced from time to time by Capital One as its prime rate plus 1%. The credit facility will be available to NSBF until December 15, 2012 unless earlier terminated pursuant to the terms of the Agreement. The balance of the facility included in notes payable on the consolidated balance sheet at December 31, 2010 was $6,000,000 and the interest rate at December 31, 2010 was 4.25%. The term loan is collateralized by all of NSBF’s assets and Newtek guarantees NSBF’s repayment obligations under the facility. The agreement includes such financial covenants at the NBS level with its consolidated subsidiaries of a minimum fixed charge coverage ratio, minimum EBITDA requirements and minimum cash requirements held at Capital One. As of December 31, 2010, the Company was in compliance with the financial covenants set in this line.

In February 2007, NBC closed a two year $10,000,000 line of credit with Wells Fargo Bank. In October 2008, NBC entered into a Second Amendment to its Credit and Security Agreement with Wells Fargo that extends the $10,000,000 facility by three years to February 2012. This facility was used to purchase receivables and for other working capital purposes. As of December 31, 2010, NBC had $5,108,000 outstanding under the line of credit. The interest rate was set at 7.50% or Prime plus 2.50%, whichever was higher, with interest on the line paid monthly in arrears and on a minimum outstanding line balance of $2,000,000. Under the Second Amendment, once NBC exceeded $2,000,000 outstanding under the line of credit, Wells Fargo allowed for two alternatives for interest rates, the Prime interest rate plus 2.50%, with a minimum of 7.50%, or Base LIBOR plus 3.50%. The line was collateralized by the receivables purchased, as well as all other assets of the Company. The agreement included such financial covenants as minimum tangible net worth, minimum quarterly net income, and minimum quarterly net cash flow. As of December 31, 2010, the Company was in compliance with the financial covenants set in this line.

In February 2011, NBC entered into a three year line of credit with Sterling National Bank in an amount up to $10,000,000. This facility is and will be used to purchase receivables and for other working capital purposes. The interest rate will be set at 5.00% or Prime plus 2.00%, whichever is higher, with interest on the line to be paid monthly in arrears. The line is and will be collateralized by the receivables purchased, as well as all other assets of NBC. The line is guaranteed by the Company; in addition, the Company deposited $750,000 with Sterling to collateralize the guarantee. The agreement includes such financial covenants as minimum tangible net worth and maximum leverage ratio. The Company is subject to meeting a maximum leverage ratio test and a future net loss test.

Securitization Transaction

In December 2010, NSBF created a financing channel for the sale of the unguaranteed portions of SBA 7(a) loans held on its books and financed by a term loan in the maximum amount of $12,500,000 from Capital One, N.A. NSBF transferred the unguaranteed portions of SBA loans of $19,615,000 million, and agreed to transfer $3,000,000 of future SBA loans when originated, to a special purpose entity created for this purpose, Newtek Small Business Loan Trust 2010-1 (the “Trust”), which in turn issued notes (the “securitization notes”) for the par amount of $16,000,000 against the assets in a private placement. The Trust is only permitted to purchase the unguaranteed portion of SBA 7(a) loans, issue asset-backed securities, and make payments on the securities. The Trust issued a single series of securitization notes to pay for the unguaranteed portions it acquired from NSBF and will be dissolved when those securities have been paid in full. The primary source for repayment of the securitization notes is the cash flows generated from the unguaranteed portion of SBA 7(a) loans now owned by the Trust; principal on the securitization notes will be paid by cash flow in excess of that needed to pay various fees related to the operation of the Trust and interest on the debt. The securitization notes have an expected maturity of about five years based on the expected performance of the underlying collateral and structure of the debt and a legal maturity of 30 years from the date of issuance. The assets of the Trust are legally isolated and are not available to pay NSBF’s creditors. NSBF continues to retain rights to cash reserves and all residual interests in the Trust and will receive servicing income. Proceeds from this transaction were used to repay the Capital One, N.A. loan and for general corporate and lending purposes. Because the Company determined that as the primary beneficiary of the Trust it needed to consolidate the Trust into its financial statements, it continues to recognize the securitization notes in Notes payable. The investors and the Trust have no recourse to any of NSBF’s other assets for failure of debtors to pay when due; however, NSBF’s parent, Newtek, has provided a limited guaranty to the investors in the Trust in an amount not to exceed 10% of the original issuance amount (or $1,600,000), to be used after all of the assets of the Trust have been exhausted. The notes were issued with a AA rating from Standard & Poor’s based on the underlying collateral.

Tabular Disclosure of Contractual Obligations

The following chart represents Newtek’s obligations and commitments as of December 31, 2010, other than Capco debt repayment discussed above, for future cash payments under debt, lease and employment agreements (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year		1-3 years		3-5 years		More than 5 years
Debt (a)	$33,543	$417	(b)	$6,834	(c)	$10,591	(d)	$15,701	(e)
Operating Leases	12,644	3,847		5,977		2,669		151
Employment Agreements	216	216		—		—		—

Totals	$46,403	$4,480		$12,811		$13,260		$15,852

(a)	Interest rates range from 4.00% to 7.5%.
(b)	Includes:

$2.1 million Capital One note payable over a five year period commencing 2010. As of December 31, 2010, the amount outstanding was approximately $1,840,000.

(c)	Includes:

$6 million under the Capital One revolving credit facility.

(d)	Includes:

$10 million Sterling line assuming the entire amount is outstanding.

(e)	Includes:

$15.7 million of securitization notes with a legal maturity of 30 years; actual principal payments will be paid by cash flow in excess of that needed to pay various fees related to the operation of the Trust and interest on the debt.

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

Our Capcos had arranged for the repayment of a portion of the Capco notes by The National Union Fire Insurance Company of Pittsburgh and The American International Specialty Lines Insurance Company, both affiliates of Chartis, Inc. As of December 31, 2010, all of the required cash payments have been made by these insurers for all of the Capcos. The balance of the repayment obligations for all of our Capcos will result from the availability to the investors of the state tax credits.

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

Fair Value Measurements

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

Capco Debt Issuance: The Capco notes require, as a condition precedent to the funding of the notes, that insurance be purchased to cover the risks associated with the operation of its Capcos. This insurance has been purchased from Chartis Specialty Insurance Company and National Union Fire Insurance Company of Pittsburgh, both subsidiaries of Chartis, Inc. (“Chartis”), an international insurer. In order to comply with this condition precedent to the funding, the notes closing is structured as follows: (1) the certified investors wire their funds directly into an escrow account; (2) the escrow agent, pursuant to the requirements under the note and escrow agreement, automatically and simultaneously funds the purchase of the insurance contract from the proceeds received. Newtek’s Capco is not entitled to the use and benefit of the net proceeds received until the escrow agent has completed the purchase of the insurance. The Chartis insurance subsidiaries noted above are “A+” credit rated by Standard & Poor’s.

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

Investment Accounting and Valuation: The various interests that the Capcos and Newtek acquire as a result of their investments are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on our voting interest in a company and whether the company is a variable interest entity where we are the primary beneficiary, and quarterly valuations are performed so as to keep our records current in reflecting the operations of all of its investments.

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

Impairment of Goodwill: Management of the Company considers the following to be some examples of important indicators that may trigger an impairment review outside its annual goodwill impairment review: (i) significant under-performance or loss of key contracts acquired in an acquisition relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the acquired assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in our stock price for a sustained period of time; and (vi) regulatory changes. In assessing the recoverability of our goodwill and intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The fair value of an asset could vary, depending upon the estimating method employed, as well as assumptions made. This may result in a possible impairment of the intangible assets and/or goodwill, or alternatively an acceleration in amortization expense. During the year ended December 31, 2008, management determined that impairment of goodwill was triggered as a result of the annual impairment test and appropriately recorded a charge in the accompanying consolidated statements of operations of $980,000. For the years ended December 31, 2010 and 2009, the remaining goodwill was determined to not be impaired.

SBA Loan Held for Investment: For loans that completed funding before October 1, 2010, Loans receivable held for investment are reported at their outstanding unpaid principal balances adjusted for charge-offs, net deferred loan origination costs and the allowance for loan losses. For loans that completed funding on or after October 1, 2010, management elected to fair value Loan receivables held for investment within the fair value hierarchy that prioritizes observable and unobservable inputs utilizing Level 3 unobservable inputs which reflect the Company’s own expectations about the assumptions that market participants would use in pricing the asset (including assumptions about risk). Because there currently is no secondary market for the unguaranteed portions, the Company uses a combination of trading information from the guaranteed sales, as was previously used to determine the discount on the unguaranteed portions, and the historical performance of NSBF’s loans applied to their outstanding unpaid principal balances. If a loan measured at fair value is subsequently impaired, then the fair value of the loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Because the loans bear interest at a variable rate, NSBF does not have to factor in interest rate risk.

Allowance for SBA Loan Losses: For loans funded before October 1, 2010, the allowance for loan losses for performing loans is established by management through provisions for loan losses charged against income. The amount of the allowance for loan losses is inherently subjective, as it requires making material estimates which may vary from actual results. Management’s ongoing estimates of the allowance for loan losses are particularly affected by the changing composition of the loan portfolio over the last few years as well as other portfolio characteristics, such as industry concentrations and loan collateral. The adequacy of the allowance for loan losses is reviewed by management on a monthly basis at a minimum, and as adjustments become necessary, are reflected in operations during the periods in which they become known. Considerations in this evaluation include past and anticipated loss experience, risks inherent in the current portfolio and evaluation of real estate collateral as well as current economic conditions. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb estimated loan losses inherent in the Company’s entire loan portfolio. The allowance consists of specific and general components. The specific component relates to loans that are classified as either loss, doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

For loans funded on or after October 1, 2010, the loan is reported at its fair value. Changes in the value of the loan, whether performing or impaired, are reported as a net change in the fair value of SBA loans held for investment.

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

Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Impaired loans for which the carrying amount is based on fair value of the underlying collateral are included in assets and reported at estimated fair value on a non-recurring basis, both at initial recognition of impairment and on an on-going basis until recovery or charge-off of the loan amount. The determination of impairment involves management’s judgment in the use of market data and third party estimates regarding collateral values. For loans funded before October 1, 2010, the impairment of a loan resulted in management establishing an allowance for loan losses through provisions for loan losses charged against income; for subsequent loans at fair value, impairment results in a net change in the fair value of SBA loans held for investment. Amounts deemed to be uncollectible are charged against the allowance for loan losses or reduces the fair value and subsequent recoveries, if any, are credited to the allowance or increases the fair value.

The Company’s charge-off policy is based on a loan-by-loan review for which the estimated uncollectible portion of nonperforming loans is charged off against the corresponding loan receivable and the allowance for possible loan losses or against the reduction in fair value.

SBA Loans Held for Sale: Prior to October 1, 2010, loans originated and intended for sale in the secondary market, that is the guaranteed portions of SBA 7(a) loans, were carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors. For guaranteed portions funded on or after October 1, 2010, management elected to fair value SBA loans held for sale within the fair value hierarchy that prioritizes observable and unobservable inputs utilizing Level 2 assets. These inputs include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or have values determined using a pricing model with inputs that are observable in the market. The secondary market for the guaranteed portions is extremely robust with broker dealers acting as primary dealers. NSBF sells regularly into the market and can quickly price its loans for sales. The Company values the guaranteed portion based on market prices equal to the guaranteed loan amount plus a premium that includes both an upfront cash payment (utilizing quoted prices) and the value of a stream of payments representing servicing income received in excess of NSBF’s servicing cost (valued using a pricing model with inputs that are observable in the market).

Loans receivable held for sale are sold with the servicing rights retained by the Company. For loans funded prior to October 1, 2010, gains on sales of loans are recognized based on the difference between the selling price and the carrying value of the related loans sold. Unamortized net deferred loan origination costs are recognized as a component of gain on sale of loans. For loans funded on or after October 1, 2010, Premium on loan sales is equal to the cash premium plus the fair value of the servicing income while extinguishing the fair value gain previously recorded.

Securitization Activities: NSBF engaged in a securitization of the unguaranteed portions of its SBA 7(a) loans. Because the transfer of these assets did not meet the criteria of a sale, it was treated as a secured borrowing. NSBF continues to recognize the assets of the secured borrowing in loans held for investment and recognize the associated financing in Bank notes payable.

SBA Loans Transferred, Subject to Premium Recourse: Effective January 1, 2010, a new accounting standard codified into ASC Topic 860, “Transfers and Servicing,” requires for the guaranteed portions transferred that the Company, due to the premium warranty formerly incorporated in SBA Form 1086 (see the discussion above), establish a new asset “entitled SBA loans transferred, subject to premium recourse” related to the guaranteed portion of SBA 7(a) loans contractually sold but subject to premium recourse and a matching liability until the end of the warranty period. Prior to October 1, 2010, loans transferred in the secondary market, that is the guaranteed portions of SBA 7(a) loans, are carried at cost. For guaranteed portions funded on or after October 1, 2010, management elected to fair value SBA loans transferred, subject to premium recourse within the fair value hierarchy that prioritizes observable and unobservable inputs utilizing Level 2 assets. These inputs include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or have values determined using a pricing model with inputs that are observable in the market. The secondary market for the guaranteed portions is extremely robust with broker dealers acting as primary dealers. NSBF sells regularly into the market and can quickly price its loans for sales. The Company values the guaranteed portion based on market prices equal to the guaranteed loan amount plus a premium that includes both an upfront cash payment (utilizing quoted prices) and the value of a stream of payments representing servicing income received in excess of NSBF’s servicing cost (valued using a pricing model with inputs that are observable in the market).

Contemporaneous with the adoption of this new accounting standard the Company elected the fair value option for valuing this new liability, which is captioned in the consolidated financial statements as “Liability on SBA loans transferred, subject to premium recourse.” At the time, management elected to adopt the fair value option election because it more accurately reflected the economics of the transaction. For liabilities created prior to October 1, 2010 and prior to the adoption of fair value for the loans themselves, within the fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value, the Company utilizes Level 3 unobservable inputs which reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the liability (including assumptions about risk). The Company values the liability based on the probability of payment given the Company’s history of returning premium: the transferee will receive 100% of the guaranteed portion from either the borrower or the SBA and approximately 3% of the premium amount from the Company. The aforementioned return of premiums is triggered by either the borrower’s prepayment of the loan within 90 days of the transfer settlement date or the borrower’s default within 275 days of the settlement date on loans where any of the borrower’s first three payments were delinquent.

For liabilities created on or after October 1, 2010, the fair valuing of the loans themselves provides the economic gain to be recognized from the transfer. Continuing to value the liability based on the likelihood of repaying the premium warranty would effectively double count the gain from creating the loan. As such, the Company changed the valuation of the liability for loans issued to match the amount received from the transfer.

Sales and Servicing of SBA Loans: NSBF originates loans to customers under the SBA program that generally provides for SBA guarantees of 50% to 90% of each loan, subject to a maximum guarantee amount. Generally, NSBF sells the guaranteed portion of each loan to a third party via an SBA regulated secondary market transaction utilizing SBA Form 1086 for a price equal to the guaranteed loan amount plus a premium that includes both an upfront cash payment and the fair value of future net servicing income and retains the unguaranteed principal portion in its own portfolio. Prior to October 1, 2010, NSBF recognized the revenue item “Premium on loan sales” net of capitalized loan expenses and the discount on the retained unguaranteed portion; subsequent to the adoption of fair value of SBA 7(a) loans on October 1, 2010, NSBF recognizes premium on loan sales as equal to the cash premium plus the fair value of the servicing income. Revenue is recognized on the trade date of the guaranteed portion, except as described below.

Prior to February 7, 2011, SBA Form 1086 required as part of the transferor’s representations and warranties that the transferor repay any premium received from the transferee if either the SBA 7(a) loan borrower prepays the loan within 90 days of the transfer settlement date or fails to make one of its first three loan payments after the settlement date in a timely fashion and then proceeds to default within 275 days of the settlement date. Based on management’s best estimate and considering historical prepayment performance of the loan portfolio, the Company took the position that the premium was fully recognized at trade date, and a provision against the premium was not required at the time of the sale. However, effective January 1, 2010, ASC Topic 860, “Transfers and Servicing,” precludes sale treatment of the transferred guaranteed portions during this warranty period; rather NSBF is required to account for this as a financing arrangement with the transferee. Until the warranty period expires, such transferred loans are classified as “SBA Loans Transferred, subject to premium recourse” with a matching liability “Liability on SBA Loans Transferred, subject to premium recourse.” At the expiration of the warranty period, the sale of the guaranteed portions of these loans as well as the corresponding gain is recognized, and the asset and liability eliminated.

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

Subsequent measurements of each class of servicing assets and liabilities may use either the amortization method or the fair value measurement method. NSBF has chosen to apply the amortization method to its servicing asset, amortizing the asset in proportion to, and over the period of, the estimated future net servicing income on the underlying sold guaranteed portion of the loans and assessing the servicing asset for impairment based on fair value at each reporting date. In the event future prepayments are significant or impairments are incurred and future expected cash flows are inadequate to cover the unamortized servicing assets, additional amortization or impairment charges would be recognized. In evaluating and measuring impairment of servicing assets, NSBF stratifies its servicing assets based on year of loan and loan term which are the key risk characteristics of the underlying loan pools. The Company uses an independent valuation specialist to estimate the fair value of the servicing asset by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that NSBF believes market participants would use for similar assets. If NSBF determines that the impairment for a stratum is temporary, a valuation allowance is recognized through a charge to current earnings for the amount the amortized balance exceeds the current fair value. If the fair value of the stratum were to later increase, the valuation allowance may be reduced as a recovery. However, if NSBF determines that impairment for a stratum is other than temporary, the value of the servicing asset and any related valuation allowance is written-down.

Management’s impairment analysis indicated no valuation adjustment for 2010 and 2009.

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

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets and removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard became effective for the Company on January 1, 2010 and its effect on asset, liability and revenue recognition is described in this note, under Revenue Recognition, Sales and Servicing of SBA Loans. This accounting standard was subsequently codified into the Accounting Standards Codification (“ASC”) Topic 860, “Transfers and Servicing.”

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

On July 21, 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This standard is effective for interim and annual reporting periods after December 15, 2010. The adoption did not have a material impact on the Company because the Company already includes the necessary disclosures in its financial statements.

In February 2010, the FASB issued ASU No. 2010-10, “Amendments for Certain Investment Funds” and in December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. These ASUs amend the VIE guidance of ASC Topic 810. The Company adopted the new VIE guidance of ASC Topic 810. This guidance amends FIN 46(R), as codified in ASC Topic 810, to require the Company to perform an analysis of existing investments to determine whether variable interest or interests give the Company a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of significant impact on a VIE and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. It also amends ASC Topic 810 to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. As a result of adoption, the Company is no longer considered the primary beneficiary of OnLAN, LLC (“OnLAN”), a VIE for which the Company was considered the primary beneficiary and which required the financial performance of OnLAN to be consolidated in the Company’s financial statements. Because the Company is no longer considered the primary beneficiary, the Company is no longer required to consolidate OnLAN in its financial statements effective July 1, 2010. As a result of the adoption of the new VIE guidance in ASC 810, the Company recorded a cumulative-effect adjustment to increase retained earnings by $99,000. This adjustment represents the difference between the cumulative net losses previously recorded through the consolidation of OnLAN and its actual investment. The Company’s equity value of the OnLAN investment recorded on the Company’s books and as of December 31, 2010 is $105,000 and is included in prepaid expenses and other assets on the consolidated balance sheet.

In December 2010, the FASB issued ASU No. 2010-28 which amend ASC Topic 350, “Intangibles - Goodwill and Other”. The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU No. 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and expects the adoption of this ASU will have an impact on its future business combinations.

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

Off Balance Sheet Arrangements

None.

Impact of Inflation

The impact of inflation and changing prices on our results of operations is not material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Our SBA lender primarily lends at an interest rate of prime, which resets on a quarterly basis, plus a fixed margin. Our receivable financing business purchases receivables priced to equate to a similar prime plus a fixed margin structure. The Capital One term loan and revolver loan, the securitization notes and the new Sterling line of credit are, and the former Wells Fargo line of credit was, on a prime plus a fixed factor basis (although the Company had elected under the Wells Fargo line to borrow under a lower cost LIBOR basis). As a result the Company believes it has matched its cost of funds to its interest income in its financing activities. However, because of the differential between the amount lent and the smaller amount financed a significant change in market interest rates will have a material effect on our operating income. In periods of sharply rising interest rates, our cost of funds will increase at a slower rate than the interest income earned on the loans we have made; this should improve our net operating income, holding all other factors constant. However, a reduction in interest rates, as has occurred since 2008, has and will result in the Company experiencing a reduction in operating income; that is interest income will decline more quickly than interest expense resulting in a net reduction of benefit to operating income.

Our lender depends on the availability of secondary market purchasers for the guaranteed portions of SBA loans and the premium received on such sales to support its lending operations. At this time the secondary market for the guaranteed portions of SBA loans is robust but during the 2008 and 2009 financial crisis the Company had difficulty selling it loans for a premium; although not expected at this time, if such conditions did recur our SBA lender would most likely cease making new loans and could experience a substantial reduction in profitability.

We do not have significant exposure to changing interest rates on invested cash which was approximately $21,129,000 at December 31, 2010. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions with ratings from Standard and Poor’s of A- or better. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of December 31, 2010, cash deposits in excess of FDIC and SIPC insurance totaled approximately $1,853,000 and funds held in U.S. Treasury only money market funds or equivalents in excess of SIPC insurance totaled approximately $5,517,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and related notes begin on Page F-1, which are included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

For the two years ended 2009 and 2010, there have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report and provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Change in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our assessment, we have concluded that Newtek Business Services, Inc. maintained effective internal control over financial reporting as of December 31, 2010, based on criteria in Internal Control-Integrated Framework issued by the COSO. As a non-accelerated filer, the effectiveness of Newtek Business Services, Inc.’s internal control over financial reporting is not required to be audited by our independent registered public accounting firm.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2011 Annual Meeting of Shareholders to be held later this year.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2011 Annual Meeting of Shareholders to be held later this year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2011 Annual Meeting of Shareholders to be held later this year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2011 Annual Meeting of Shareholders to be held later this year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2011 Annual Meeting of Shareholders to be held later this year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial Statements.

(a)(2)	Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Newtek Business Services, Inc., as amended (Incorporated by reference herein to Exhibit 3.1 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010).

3.2	Bylaws of Newtek Business Services, Inc. (Incorporated by reference to Exhibit 3.2 to Newtek’s Registration Statement on Form S-4, No. 333-115615, filed August 11, 2000).

10.1.1	Employment Agreement with Barry Sloane, dated December 31, 2009 (Incorporated by reference to Exhibit 10.1.4 to Newtek’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 15, 2010).

10.1.2	Employment Agreement with Barry Sloane, dated March 15, 2011, filed herewith.

10.2.1	Employment Agreement with Craig J. Brunet, dated December 31, 2009 (Incorporated by reference to Exhibit 10.3.4 to Newtek’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 15, 2010).

10.2.2	Employment Agreement with Craig J. Brunet, dated March 15, 2011, filed herewith.

10.3.1	Employment Agreement with Seth A. Cohen, dated December 31, 2009 (Incorporated by reference to Exhibit 10.15.1 to Newtek’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 15, 2010).

10.3.2	Employment Agreement with Seth A. Cohen, dated March 15, 2011, filed herewith.

10.4	Lease and Master Services Agreement dated March 15, 2007 between CrystalTech Web Hosting, Inc. and i/o Data Centers (Incorporated by reference to Exhibit 10.4 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 15, 2007).

10.5	Credit and Security Agreement, dated February 27, 2007, by and between CDS Business Services, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.9 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 14, 2007).

10.5.1	Waiver under Credit and Security Agreement dated February 27, 2007 by and between CDS Business Services, Inc. and Wells Fargo Bank, National Association, dated August 1, 2007 (Incorporated by reference to Exhibit 10.9 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 14, 2007).

10.5.2	Second Amendment, dated October 20, 2008, to Credit and Security Agreement, dated February 27, 2007, between CDS Business Services, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 99.1 to Newtek’s Current Report on Form 8-K, filed October 22, 2008).

10.6.1	Loan and Security Agreement, dated as of April 30, 2010, between CrystalTech Web Hosting, Inc., Newtek Small Business Finance, Inc. and Capital One, N.A. (Incorporated by reference herein to Exhibit 10.16.1 to Newtek’s Current Report on Form 8-K, filed May 4, 2010).

10.6.2	Guaranty of Payment and Performance, dated as of April 30, 2010, between Newtek Business Services, Inc. and Capital One Bank, N.A. (Incorporated by reference herein to Exhibit 10.16.2 to Newtek’s Current Report on Form 8-K, filed May 4, 2010).

10.7.1	Newtek Business Services, Inc. 2010 Stock Incentive Plan (Incorporated by reference herein to Exhibit 10.17 to Newtek’s Current Report on Form 8-K, filed June 14, 2010).

10.7.2	Form of ISO Stock Option Agreement for Newtek’s 2010 Stock Incentive Plan (Incorporated by reference herein to Exhibit 10.17.2 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010).

10.7.3	Form of Non-ISO Stock Option Agreement for Newtek’s 2010 Stock Incentive Plan (Incorporated by reference herein to Exhibit 10.17.3 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010).

10.7.4	Form of Stock Appreciation Rights Agreement for Newtek’s 2010 Stock Incentive Plan (Incorporated by reference herein to Exhibit 10.17.4 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010.

10.7.5	Form of Restricted Share Award Agreement for Newtek’s 2010 Stock Incentive Plan (Incorporated by reference herein to Exhibit 10.17.5 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010.)

10.8.1	Loan and Security Agreement, dated as of December 15, 2010, between Newtek Small Business Finance, Inc. and Capital One Bank, N.A. (Incorporated by reference herein to Exhibit 10.18.1 to Newtek’s Current Report on Form 8-K, filed December 20, 2010, as amended on March 2, 2011).

10.8.2	Guaranty Agreement, dated as of December 15, 2010, between Newtek Business Services, Inc. and Capital One Bank, N.A. (Incorporated by reference herein to Exhibit 10.18.1 to Newtek’s Current Report on Form 8-K, filed December 20, 2010, as amended on March 2, 2011).

10.9.1	Newtek Small Business Loan Trust Class A Notes, dated December 22, 2010 (Incorporated by reference herein to Exhibit 10.19.1 to Newtek’s Current Report on Form 8-K, filed December 23, 2010).

10.10.1	Loan and Security Agreement, dated as of February 28, 2011, by and between CDS Business Services, Inc. and Sterling National Bank (Incorporated by reference herein to Exhibit 10.10.1 to Newtek’s Current Report on Form 8-K, filed March 3, 2011).

10.10.2	Guaranty, dated as of February 28, 2011, by and between Newtek Business Services, Inc. and Sterling National Bank (Incorporated by reference herein to Exhibit 10.10.2 to Newtek’s Current Report on Form 8-K, filed March 3, 2011).

21.1	Subsidiaries of the Registrant filed herewith.

23.1	Consent of J.H. Cohn LLP filed herewith.

31.1	Certification by Principal Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as amended filed herewith.

31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as amended filed herewith.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: March 17, 2011	By:	/S/ BARRY SLOANE
Barry Sloane
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 17, 2011	By:	/S/ SETH A. COHEN
Seth A. Cohen
Chief Financial Officer and Treasurer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BARRY SLOANE	Chairman of the Board, President, Chief Executive Officer and Secretary (Principal Executive Officer)	March 17, 2011
Barry Sloane

/S/ SETH A. COHEN	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 17, 2011
Seth A. Cohen

/S/ DAVID C. BECK	Director	March 17, 2011
David C. Beck

/S/ SALVATORE MULIA	Director	March 17, 2011
Salvatore Mulia

/S/ SAMUEL KIRSCHNER	Director	March 17, 2011
Samuel Kirschner

EXHIBITS INDEX

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Newtek Business Services, Inc., as amended (Incorporated by reference herein to Exhibit 3.1 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010).

3.2	Bylaws of Newtek Business Services, Inc. (Incorporated by reference to Exhibit 3.2 to Newtek’s Registration Statement on Form S-4, No. 333-115615, filed August 11, 2000).

10.1.1	Employment Agreement with Barry Sloane, dated December 31, 2009 (Incorporated by reference to Exhibit 10.1.4 to Newtek’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 15, 2010).

10.1.2	Employment Agreement with Barry Sloane, dated March 15, 2011, filed herewith.

10.2.1	Employment Agreement with Craig J. Brunet, dated December 31, 2009 (Incorporated by reference to Exhibit 10.3.4 to Newtek’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 15, 2010).

10.2.2	Employment Agreement with Craig J. Brunet, dated March 15, 2011, filed herewith.

10.3.1	Employment Agreement with Seth A. Cohen, dated December 31, 2009 (Incorporated by reference to Exhibit 10.15.1 to Newtek’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 15, 2010).

10.3.2	Employment Agreement with Seth A. Cohen, dated March 15, 2011, filed herewith.

10.4	Lease and Master Services Agreement dated March 15, 2007 between CrystalTech Web Hosting, Inc. and i/o Data Centers (Incorporated by reference to Exhibit 10.4 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 15, 2007).

10.5	Credit and Security Agreement, dated February 27, 2007, by and between CDS Business Services, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.9 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 14, 2007).

10.5.1	Waiver under Credit and Security Agreement dated February 27, 2007 by and between CDS Business Services, Inc. and Wells Fargo Bank, National Association, dated August 1, 2007 (Incorporated by reference to Exhibit 10.9 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 14, 2007).

10.5.2	Second Amendment, dated October 20, 2008, to Credit and Security Agreement, dated February 27, 2007, between CDS Business Services, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 99.1 to Newtek’s Current Report on Form 8-K, filed October 22, 2008).

10.6.1	Loan and Security Agreement, dated as of April 30, 2010, between CrystalTech Web Hosting, Inc., Newtek Small Business Finance, Inc. and Capital One, N.A. (Incorporated by reference herein to Exhibit 10.16.1 to Newtek’s Current Report on Form 8-K, filed May 4, 2010).

10.6.2	Guaranty of Payment and Performance, dated as of April 30, 2010, between Newtek Business Services, Inc. and Capital One Bank, N.A. (Incorporated by reference herein to Exhibit 10.16.2 to Newtek’s Current Report on Form 8-K, filed May 4, 2010).

10.7.1	Newtek Business Services, Inc. 2010 Stock Incentive Plan (Incorporated by reference herein to Exhibit 10.17 to Newtek’s Current Report on Form 8-K, filed June 14, 2010).

10.7.2	Form of ISO Stock Option Agreement for Newtek’s 2010 Stock Incentive Plan (Incorporated by reference herein to Exhibit 10.17.2 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010).

10.7.3	Form of Non-ISO Stock Option Agreement for Newtek’s 2010 Stock Incentive Plan (Incorporated by reference herein to Exhibit 10.17.3 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010).

10.7.4	Form of Stock Appreciation Rights Agreement for Newtek’s 2010 Stock Incentive Plan (Incorporated by reference herein to Exhibit 10.17.4 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010.

10.7.5	Form of Restricted Share Award Agreement for Newtek’s 2010 Stock Incentive Plan (Incorporated by reference herein to Exhibit 10.17.5 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010.)

10.8.1	Loan and Security Agreement, dated as of December 15, 2010, between Newtek Small Business Finance, Inc. and Capital One Bank, N.A. (Incorporated by reference herein to Exhibit 10.18.1 to Newtek’s Current Report on Form 8-K, filed December 20, 2010, as amended on March 2, 2011).

10.8.2	Guaranty Agreement, dated as of December 15, 2010, between Newtek Business Services, Inc. and Capital One Bank, N.A. (Incorporated by reference herein to Exhibit 10.18.1 to Newtek’s Current Report on Form 8-K, filed December 20, 2010, as amended on March 2, 2011).

10.9.1	Newtek Small Business Loan Trust Class A Notes, dated December 22, 2010 (Incorporated by reference herein to Exhibit 10.19.1 to Newtek’s Current Report on Form 8-K, filed December 23, 2010).

10.10.1	Loan and Security Agreement, dated as of February 28, 2011, by and between CDS Business Services, Inc. and Sterling National Bank (Incorporated by reference herein to Exhibit 10.10.1 to Newtek’s Current Report on Form 8-K, filed March 3, 2011).

10.10.2	Guaranty, dated as of February 28, 2011, by and between Newtek Business Services, Inc. and Sterling National Bank (Incorporated by reference herein to Exhibit 10.10.2 to Newtek’s Current Report on Form 8-K, filed March 3, 2011).

21.1	Subsidiaries of the Registrant filed herewith.

23.1	Consent of J.H. Cohn LLP filed herewith.

31.1	Certification by Principal Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as amended filed herewith.

31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as amended filed herewith.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Newtek Business Services, Inc.

We have audited the accompanying consolidated balance sheets of Newtek Business Services, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Newtek Business Services, Inc. and Subsidiaries as of December 31, 2010 and 2009, and their results of operations and cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, in 2008, the Company changed its method of accounting for valuing its Capco’s credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance upon the adoption of a new accounting standard. Further, in 2010, the Company used the fair value option to change its method of accounting for valuing its liability on SBA loans transferred, subject to premium recourse; SBA loans held for investment; SBA loans held for sale; and SBA loans transferred, subject to premium recourse.

/s/  J.H. Cohn LLP

Jericho, New York

March 17, 2011

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In Thousands, except for Per Share Data)

	2010	2009	2008

Operating revenues	$112,719	$105,711	$98,885

Net change in fair value of:
SBA loans	3,494	—	—
Credits in lieu of cash and notes payable in credits in lieu of cash	38	900	(8)

Total net change in fair value	3,532	900	(8)

Operating expenses:
Electronic payment processing costs	68,187	58,312	51,109
Salaries and benefits	19,391	18,375	21,890
Interest	4,479	10,350	10,887
Depreciation and amortization	4,709	5,847	7,592
Provision for loan losses	1,909	1,833	2,530
Other general and administrative costs	16,699	15,896	17,938

Total operating expenses	115,374	110,613	111,946

Income (loss) before income taxes	877	(4,002)	(13,069)
Benefit for income taxes	418	2,593	2,050

Net income (loss)	1,295	(1,409)	(11,019)
Net loss attributable to non-controlling interests	144	980	556

Net income (loss) attributable to Newtek Business Services, Inc.	$1,439	$(429)	$(10,463)

Weighted average common shares outstanding

Basic	35,655	35,644	35,738

Diluted	35,801	35,644	35,738

Basic and diluted income (loss) per share	$0.04	$(0.01)	$(0.29)

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

(In Thousands, except for Per Share Data)

	2010	2009
ASSETS
Cash and cash equivalents	$10,382	$12,581
Restricted cash	10,747	6,739
Broker receivable	12,058	6,467
SBA loans held for investment (net of reserve for loan losses of $3,559 and $3,985, respectively)	23,742	23,257
SBA loans held for investment, at fair value	2,310	—
Accounts receivable (net of allowance of $193 and $211, respectively)	9,990	5,012
SBA loans held for sale ($1,014 and $0 at fair value, respectively)	1,014	200
Prepaid expenses and other assets (net of accumulated amortization of deferred financing costs of $2,998 and $2,491, respectively)	7,809	7,502
Servicing assets (net of accumulated amortization and allowances of $5,189 and $4,539, respectively)	2,225	2,436
Fixed assets (net of accumulated depreciation and amortization of $14,719 and $12,276, respectively)	3,210	3,631
Intangible assets (net of accumulated amortization of $11,881 and $10,299, respectively)	2,753	4,218
SBA loans transferred, subject to premium recourse ($21,212 at fair value)	31,189	—
Credits in lieu of cash	35,494	51,947
Goodwill	12,092	12,092

Total assets	$165,015	$136,082

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$10,321	$8,314
Notes payable	28,053	16,298
Deferred revenue	1,768	1,862
Liability on SBA loans transferred, subject to premium recourse, at fair value	30,783	—
Notes payable in credits in lieu of cash	35,494	51,947
Deferred tax liability, net	3,002	3,634

Total liabilities	109,421	82,055

Commitments and contingencies
Equity:
Newtek Business Services, Inc stockholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, 36,701 and 36,674 issued, respectively; 35,666 and 35,648 outstanding, respectively, not including 83 shares held in escrow)	734	733
Additional paid-in capital	57,650	57,302
Accumulated deficit	(3,436)	(4,974)
Treasury stock, at cost (1,035 and 1,026 shares, respectively)	(663)	(649)

Total Newtek Business Services, Inc. stockholders’ equity	54,285	52,412
Non-controlling interests	1,309	1,615

Total equity	55,594	54,027

Total liabilities and equity	$165,015	$136,082

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In Thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Number of Shares of Treasury Stock	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2007	36,081	$722	$56,161	$20,245	217	$(303)	$4,970	$81,795
Issuance of common stock	80	1	80	—	—	—	—	81
Deferred compensation relating to restricted stock	33	1	19	—	—	—	—	20
Stock-based compensation	—	—	192	—	—	—	—	192
Purchase of treasury shares	—	—	—	—	416	(458)	—	(458)
Issuance of warrants	—	—	13	—	—	—	—	13
Paid in capital in excess of par, upon acquisition of subsidiary preferred stock	—	—	1,800	—	—	—	—	1,800
Acquisition of non-controlling interest	—	—	—	—	—	—	(2,000)	(2,000)
Issuance of treasury shares to 401k plan	—	—	(24)	—	(80)	112	—	88
Acquisition of treasury shares from affiliate	473	9	(9)	—	473	—	—	—
Capco fair value adoption adjustment, net of tax	—	—	—	(14,327)	—	—	—	(14,327)
Distributions	—	—	—	—	—	—	(106)	(106)
Net loss	—	—	—	(10,463)	—	—	(556)	(11,019)

Balance at December 31, 2008	36,667	$733	$58,232	$(4,545)	1,026	$(649)	$2,308	$56,079
Issuance of common stock	7	—	—	—	—	—	—	—
Stock-based compensation	—	—	128	—	—	—	—	128
Purchase of treasury shares	—	—	—	—	3	(1)	—	(1)
Cancellation of treasury shares	—	—	(1)	—	(3)	1	—	—
Distributions	—	—	—	—	—	—	(44)	(44)
Paid in capital in excess of par, upon acquisition of subsidiary minority interest	—	—	(331)	—	—	—	331	—
Dividends paid - $0.02 per share	—	—	(726)	—	—	—	—	(726)
Net loss	—	—	—	(429)	—	—	(980)	(1,409)

Balance at December 31, 2009	36,674	$733	$57,302	$(4,974)	1,026	$(649)	$1,615	$54,027
Stock-based compensation	—	—	77	—	—	—	—	77
Grant of restricted stock award	—	—	4	—	—	—	—	4
Option exercise	27	1	25	—	9	(14)	—	12
Expiration of subsidiary non-controlling interest warrants	—	—	242	—	—	—	(262)	(20)
Cumulative-effect adjustment, deconsolidation of Onlan, LLC	—	—	—	99	—	—	—	99
Non-controlling interest contribution	—	—	—	—	—	—	100	100
Net income	—	—	—	1,439	—	—	(144)	1,295

Balance at December 31, 2010	36,701	$734	$57,650	$(3,436)	1,035	$(663)	$1,309	$55,594

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In Thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,295	$(1,409)	$(11,019)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Income from tax credits	(2,380)	(7,837)	(7,988)
Accretion of interest expense	2,418	8,738	8,646
Fair value adjustments on SBA loans	(3,494)	—	—
Fair value adjustment of credits in lieu of cash and notes payable in credits in lieu of cash	(38)	(900)	8
Gain on sale/recovery of investments	—	(1,117)	(158)
Deferred income taxes	(633)	(1,710)	(2,984)
Depreciation and amortization	4,709	5,847	7,577
Provision for loan losses	1,909	1,833	2,530
Other, net	1,032	660	1,625
Changes in operating assets and liabilities:
Originations of SBA loans held for sale	(782)	(14,390)	(19,936)
Originations of SBA loans transferred, subject to premium recourse	(30,752)	—	—
Originations of SBA loans, achieving sale status	(25,983)	—	—
Proceeds from sale of SBA loans, achieving sale status	25,983	20,323	14,163
Liability on SBA loans transferred, subject to premium recourse	34,094	—	—
Broker receivable	(5,591)	(6,103)	(364)
Accounts receivable	(4,982)	136	(1,354)
Prepaid expenses, accrued interest receivable and other assets	(45)	706	236
Accounts payable, accrued expenses and deferred revenue	1,849	(1,154)	(514)
Other, net	(817)	(495)	(8)

Net cash (used in) provided by operating activities	(2,208)	3,128	(9,540)

Cash flows from investing activities:
Investments in qualified businesses	—	(428)	(3,504)
Returns of investments in qualified businesses	238	2,514	2,932
Purchase of fixed assets and customer merchant accounts	(2,075)	(1,764)	(3,497)
SBA loans originated for investment, net	(8,244)	(2,111)	(7,145)
Payments received on SBA loans	3,212	3,489	4,796
Proceeds from sale of SBA loans held for investment	—	517	644
Change in restricted cash	533	1,183	4,444
Other, net	—	—	(200)

Net cash (used in) provided by investing activities	(6,336)	3,400	(1,530)

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In Thousands)

	2010	2009	2008
Cash flows from financing activities:
Net (repayments) proceeds on bank lines of credit	$(3,107)	$(9,700)	$3,201
Proceeds from bank term note payable	12,500	—	—
Payments on bank term note payable	(12,743)	—	—
Issuance of senior notes, net of issuance costs	14,510	—	—
Change in restricted cash related to securitization	(4,161)	—	—
Payments on senior notes	(299)	—	—
Dividends paid	—	(726)	—
Purchase of treasury shares	—	—	(458)
Other, net	(355)	(373)	(193)

Net cash provided by (used in) financing activities	6,345	(10,799)	2,550

Net decrease in cash and cash equivalents	(2,199)	(4,271)	(8,520)
Cash and cash equivalents—beginning of year	12,581	16,852	25,372

Cash and cash equivalents—end of year	$10,382	$12,581	$16,852

Supplemental disclosure of cash flow activities:
Cash paid for interest	$1,289	$1,286	$1,631

Cash paid for taxes	$388	$752	$289

Non-cash investing and financing activities:
Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$21,181	$28,902	$18,958

Refinance of line of credit to term loan	$2,083	$—	$—

Additional paid in capital, upon acquisition of subsidiaries non-controlling interests	$236	$331	$—

Paid in capital in excess of par, upon acquisition of subsidiary preferred stock	$—	$—	$1,800

Shares held in escrow released to former shareholder of subsidiary	$—	$—	$76

Issuance of treasury shares for 401k match	$—	$—	$112

Reduction of structured insurance product and notes payable – Certified Investors	$—	$—	$3,810

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Newtek Business Services, Inc. (“Newtek”) is a holding company for several wholly- and majority-owned subsidiaries, including twelve certified capital companies which are referred to as Capcos, and several portfolio companies in which the Capcos own non-controlling or minority interests. The Company provides a “one-stop-shop” for business services to the small- and medium-sized business market and uses state of the art web-based proprietary technology to be a low cost acquirer and provider of products and services. The Company partners with companies, credit unions, and associations to offer its services.

The Company’s principal business segments are:

Electronic Payment Processing: Marketing third party credit card processing and check approval services to the small- and medium-sized business market.

Web Hosting: CrystalTech Web Hosting, Inc., d/b/a/ Newtek Technology Services, offers shared and dedicated web hosting and related services to the small- and medium-sized business market.

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

Capcos: Twelve certified capital companies which invest in small- and medium-sized businesses. They generate non-cash income from tax credits and non-cash interest expense.

The consolidated financial statements of Newtek Business Services, Inc., its Subsidiaries and consolidated entities (the “Company” or “Newtek”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and include all wholly- and majority-owned subsidiaries, and several portfolio companies in which the Capcos own non-controlling interest in, or those variable interest entities which Newtek is considered to be the primary beneficiary of. All inter-company balances and transactions have been eliminated in consolidation. Non-controlling interests (previously shown as minority interest) are reported below net income (loss) under the heading “Net loss attributable to non-controlling interests” in the consolidated statements of operations and shown as a component of equity in the consolidated balance sheets. See New Accounting Standards for further discussion.

Non-controlling interest

Non-controlling interest in results of operations of consolidated variable interest entities and majority-owned subsidiaries represents the non-controlling members’ share of the earnings or loss of the consolidated variable interest entities and majority-owned subsidiaries. The non-controlling interest in the consolidated balance sheet reflects the original investment by these non-controlling members in the consolidated variable interest entities and majority-owned subsidiaries, along with their proportional shares of earnings or losses of the respective entity. In the case in which losses, incurred through December 31, 2008, applicable to the non-controlling interest exceed the non-controlling interest in the equity capital of the variable interest entities or the majority-owned subsidiaries, such excess applicable to the non-controlling interest are charged against the controlling interest as there is no obligation of the non-controlling interest to fund such losses. However, subsequent to December 31, 2008, both earnings and losses are attributed to the non-controlling interest even if it creates a deficit non-controlling interest. Losses previously recognized by the controlling interest are no longer recovered from future profits.

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

Web hosting revenue: Web hosting revenues are primarily derived from monthly recurring service fees for the use of its web hosting, web design and software support services. Customer set-up fees are billed upon service initiation and are recognized as revenue over the estimated customer relationship period of 2.5 years. Payment for web hosting and related services is generally received one month to three years in advance. Deferred revenues represent customer prepayments for upcoming web hosting and related services.

Income from tax credits: Following an application process, a state will notify a company that it has been certified as a Capco. The state then allocates an aggregate dollar amount of tax credits to the Capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the Capco. The Capco is legally entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements and corresponding non-recapture percentages. At December 31, 2010, the Company had Capcos in six states and the District of Columbia. Each statute requires that the Capco invest a threshold percentage of Certified Capital in Qualified Businesses within the time frames specified. As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco program. Such a disqualification, or “decertification” as a Capco results in a recapture of all or a portion of the allocated tax credits; the proportion of the recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks.

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

Sales and Servicing of SBA Loans: NSBF originates loans to customers under the SBA program that generally provides for SBA guarantees of 50% to 90% of each loan, subject to a maximum guarantee amount. Generally, NSBF sells the guaranteed portion of each loan to a third party via an SBA regulated secondary market transaction utilizing SBA form 1086 for a price equal to the guaranteed loan amount plus a premium that includes both an upfront cash payment and the fair value of future net servicing income and retains the unguaranteed principal portion in its own portfolio. Prior to October 1, 2010, NSBF recognized the revenue item “Premium on loan sales” net of capitalized loan expenses and the discount on the retained unguaranteed portion; subsequent to the adoption of fair value of SBA 7(a) loans on October 1, 2010, NSBF recognizes premium on loan sales as equal to the cash premium plus the fair value of the servicing income. Revenue is recognized on the trade date of the guaranteed portion, except as described below.

Prior to February 7, 2011, SBA Form 1086 required as part of the transferor’s representations and warranties that the transferor repay any premium received from the transferee if either the SBA 7(a) loan borrower prepays the loan within 90 days of the transfer settlement date or fails to make one of its first three loan payments after the settlement date in a timely fashion and then proceeds to default within 275 days of the settlement date. Based on management’s best estimate and considering historical prepayment performance of the loan portfolio, the Company took the position that the premium was fully recognized at trade date, and a provision against the premium was not required at the time of the sale. However, effective January 1, 2010, Accounting Standards Codification (“ASC”) Topic 860, “Transfers and Servicing,” precludes sale treatment of the transferred guaranteed portions during this warranty period; rather NSBF is required to account for this as a financing arrangement with the transferee. Until the warranty period expires, such transferred loans are classified as “SBA Loans Transferred, subject to premium recourse” with a matching liability “Liability on SBA Loans Transferred, subject to premium recourse.” At the expiration of the warranty period, the sale of the guaranteed portions of these loans as well as the corresponding gain is recognized, and the asset and liability eliminated. After February 7, 2011, the new SBA Form 1086 form will allow the Company to recognize premium income concurrent with the date of transfer, as was done prior to January 1, 2010. As a result, the balances at December 31, 2010 in “SBA loans transferred, subject to premium recourse” and “Liability on SBA loans transferred, subject to premium recourse” will decrease throughout 2011 with the expectation that they will reach zero by September 30, 2011.

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

Subsequent measurements of each class of servicing assets and liabilities may use either the amortization method or the fair value measurement method. NSBF has chosen to apply the amortization method to its servicing asset, amortizing the asset in proportion to, and over the period of, the estimated future net servicing income on the underlying sold guaranteed portion of the loans and assessing the servicing asset for impairment based on fair value at each reporting date. In the event future prepayments are significant or impairments are incurred and future expected cash flows are inadequate to cover the unamortized servicing assets, additional amortization or impairment charges would be recognized. In evaluating and measuring impairment of servicing assets, NSBF stratifies its servicing assets based on year of loan and loan term which are the key risk characteristics of the underlying loan pools. The Company uses an independent valuation specialist to estimate the fair value of the servicing asset by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that NSBF believes market participants would use for similar assets. If NSBF determines that the impairment for a stratum is temporary, a valuation allowance is recognized through a charge to current earnings for the amount the amortized balance exceeds the current fair value. If the fair value of the stratum were to later increase, the valuation allowance may be reduced as a recovery. However, if NSBF determines that impairment for a stratum is other than temporary, the value of the servicing asset and any related valuation allowance is written-down.

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

The detail of total operating revenues included in the consolidated statements of operations is as follows for the years ended:

(In thousands):	2010	2009	2008
Electronic payment processing	$80,920	$69,654	$63,281
Web hosting	19,164	18,846	18,064
Interest income	1,903	1,735	3,355
Income from tax credits	2,380	7,837	7,988
Premium on loan sales	2,428	1,652	474
Servicing fee	2,568	1,625	1,771
Insurance commissions	886	811	1,035
Other income	2,470	3,551	2,917

Totals	$112,719	$105,711	$98,885

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held almost exclusively at financial institutions with ratings from Standard and Poor’s of A- or better. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of December 31, 2010, cash deposits in excess of FDIC and SIPC insurance totaled approximately $1,853,000 and funds held in U.S. Treasury only money market funds or equivalents in excess of SIPC insurance totaled approximately $5,517,000.

Restricted Cash

Restricted cash includes cash collateral relating to a letter of credit; monies due on SBA loan-related remittances and insurance premiums received by the Company and due to third parties; cash held by the Capcos restricted for use in managing and operating the Capco, making qualified investments and for the payment of income taxes; cash held in a pre-funding account which will be used to purchase future unguaranteed portions of SBA 7(a) loans, cash reserves and prepaid interest associated with the securitization, and a cash account maintained as a reserve against chargeback losses.

Purchased Receivables

Purchased receivables are recorded at the point in time when cash is released to the seller. A majority of the receivables purchased have recourse and are charged back to the seller if aged over 60, 90 or 120 days, depending on contractual agreements. Purchased receivables are included in accounts receivable on the accompanying consolidated balance sheet.

Allowance for Doubtful Accounts – Purchased Receivables

The allowance for doubtful accounts, related to purchased receivables, is established by management through provisions for bad debts charged against income. Amounts deemed to be uncollectible are charged against the allowance for doubtful accounts and subsequent recoveries, if any, are credited to income.

The amount of the allowance for doubtful accounts is inherently subjective, as it requires making material estimates which may vary from actual results. Management’s ongoing estimates of the allowance for doubtful accounts are particularly affected by the performance of the client in their ability to provide the Company with future receivables coupled with the collections of their current receivables.

The allowance consists of specific and general components. The specific component relates to clients’ aggregate net balance that is owed to the Company that is classified as doubtful. The general component covers non-classified balances and is based on historical loss experience.

A clients’ aggregate net balance is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the receivable payments or the Company has greatly reduced the amount of receivables to be purchased.

The Company’s charge-off policy is based on a client-by-client review for which the estimated uncollectible portion is charged off against the corresponding client’s net balance and the allowance for doubtful accounts.

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

SBA Loans Held for Investment

For loans that completed funding before October 1, 2010, Loans receivable held for investment are reported at their outstanding unpaid principal balances adjusted for charge-offs, net deferred loan origination costs and the allowance for loan losses. For loans that completed funding on or after October 1, 2010, management elected to fair value Loan receivables held for investment within the fair value hierarchy that prioritizes observable and unobservable inputs utilizing Level 3 unobservable inputs which reflect the Company’s own expectations about the assumptions that market participants would use in pricing the asset including assumptions about risk (see Note 3). Because there currently is no secondary market for the unguaranteed portions, the Company uses a combination of trading information from the guaranteed sales, as was previously used to determine the discount on the unguaranteed portions, and the historical performance of NSBF’s loans applied to their outstanding unpaid principal balances. If a loan measured at fair value is subsequently impaired, then the fair value of the loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Because the loans bear interest at a variable rate, NSBF does not factor in interest rate risk.

Allowance for SBA Loan Losses

For loans funded before October 1, 2010, the allowance for loan losses for performing loans is established by management through provisions for loan losses charged against income. The amount of the allowance for loan losses is inherently subjective, as it requires making material estimates which may vary from actual results. Management’s ongoing estimates of the allowance for loan losses are particularly affected by the changing composition of the loan portfolio over the last few years as well as other portfolio characteristics, such as industry concentrations and loan collateral. The adequacy of the allowance for loan losses is reviewed by management on a monthly basis at a minimum, and as adjustments become necessary, are reflected in operations during the periods in which they become known. Considerations in this evaluation include past and anticipated loss experience, risks inherent in the current portfolio and evaluation of real estate collateral as well as current economic conditions. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb estimated loan losses inherent in the Company’s entire loan portfolio. The allowance consists of specific and general components. The specific component relates to loans that are classified as either loss, doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

For loans funded on or after October 1, 2010, the loan is at its fair value. Changes in the value of the loan, whether performing or impaired, are reported as a net change in the fair value of SBA loans held for investment in the consolidated statement of operations.

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

Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Impaired loans for which the carrying amount is based on fair value of the underlying collateral are included in assets and reported at estimated fair value on a non-recurring basis, both at initial recognition of impairment and on an on-going basis until recovery or charge-off of the loan amount. The determination of impairment involves management’s judgment in the use of market data and third party estimates regarding collateral values. For loans funded before October 1, 2010, the impairment of a loan resulted in management establishing an allowance for loan losses through provisions for loan losses charged against income; for subsequent loans at fair value, impairment results in a net change in the fair value of SBA loans held for investment. Amounts deemed to be uncollectible are charged against the allowance for loan losses or reduces the fair value and subsequent recoveries, if any, are credited to the allowance or increases the fair value.

The Company’s charge-off policy is based on a loan-by-loan review for which the estimated uncollectible portion of nonperforming loans is charged off against the corresponding loan receivable and the allowance for possible loan losses or against the reduction in fair value.

SBA Loans Held For Sale

Prior to October 1, 2010, loans originated and intended for sale in the secondary market, that is the guaranteed portions of SBA 7(a) loans, were carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors. For guaranteed portions funded on or after October 1, 2010, management elected to fair value SBA loans held for sale within the fair value hierarchy that prioritizes observable and unobservable inputs utilizing Level 2 assets. These inputs include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or have values determined using a pricing model with inputs that are observable in the market. The secondary market for the guaranteed portions is extremely robust with broker dealers acting as primary dealers. NSBF sells regularly into the market and can quickly price its loans for sales. The Company values the guaranteed portion based on market prices equal to the guaranteed loan amount plus a premium that includes both an upfront cash payment (utilizing quoted prices) and the value of a stream of payments representing servicing income received in excess of NSBF’s servicing cost (valued using a pricing model with inputs that are observable in the market).

Loans receivable held for sale are sold with the servicing rights retained by the Company. For loans funded prior to October 1, 2010, gains on sales of loans are recognized based on the difference between the selling price and the carrying value of the related loans sold. Unamortized net deferred loan origination costs are recognized as a component of gain on sale of loans. For loans funded on or after October 1, 2010, premium on loan sales is equal to the cash premium plus the fair value of the servicing income while extinguishing the fair value gain previously recorded.

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

Software and Website Development Costs

The Company capitalizes its website development costs, online application system, referral system and other proprietary systems and computer software. Costs incurred during the preliminary project stage are expensed as incurred, while application stage projects are capitalized. The latter costs are typically employee and/or consulting services directly associated with the development of the internal use computer software. Software and website costs are included in fixed assets in the accompanying consolidated balance sheets. Amortization commences once the software is ready for its intended use and is amortized using the straight-line method over the estimated useful life, typically three years.

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

Securitization Activities

NSBF engaged in a securitization of the unguaranteed portions of its SBA 7(a) loans. Because the transfer of these assets did not meet the criteria of a sale, it was treated as a secured borrowing. NSBF continues to recognize the assets of the secured borrowing in Loans held for investment and the associated financing in Notes payable on the consolidated balance sheets.

SBA loans transferred, subject to premium recourse

Effective January 1, 2010, a new accounting standard codified into ASC Topic 860, “Transfers and Servicing,” requires for the guaranteed portions transferred that the Company, due to the premium warranty formerly incorporated in SBA Form 1086 (see the discussion above), establish a new asset “entitled SBA loans transferred, subject to premium recourse” related to the guaranteed portion of SBA 7(a) loans contractually sold but subject to premium recourse and a matching liability until the end of the warranty period. Prior to October 1, 2010, loans transferred in the secondary market, that is the guaranteed portions of SBA 7(a) loans, are carried at cost. For guaranteed portions funded on or after October 1, 2010, management elected to fair value SBA loans transferred, subject to premium recourse within the fair value hierarchy that prioritizes observable and unobservable inputs utilizing Level 2 assets. These inputs include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or have values determined using a pricing model with inputs that are observable in the market. The secondary market for the guaranteed portions is extremely robust with broker dealers acting as primary dealers. NSBF sells regularly into the market and can quickly price its loans for sales. The Company values the guaranteed portion based on market prices equal to the guaranteed loan amount plus a premium that includes both an upfront cash payment (utilizing quoted prices) and the value of a stream of payments representing servicing income received in excess of NSBF’s servicing cost (valued using a pricing model with inputs that are observable in the market).

Contemporaneous with the adoption of this new accounting standard the Company elected the fair value option for valuing this new liability, which is captioned in the consolidated financial statements as “Liability on SBA loans transferred, subject to premium recourse.” At the time, management elected to adopt the fair value option election because it more accurately reflected the economics of the transaction. For liabilities created prior to October 1, 2010 and prior to the adoption of fair value for the loans themselves, within the fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value, the Company utilizes Level 3 unobservable inputs which reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the liability (including assumptions about risk). The Company values the liability based on the probability of payment given the Company’s history of returning premium: the transferee will receive 100% of the guaranteed portion from either the borrower or the SBA and approximately 3% of the premium amount from the Company. The aforementioned return of premiums is triggered by either the borrower’s prepayment of the loan within 90 days of the transfer settlement date or the borrower’s default within 275 days of the settlement date on loans where any of the borrower’s first three payments were delinquent.

For liabilities created on or after October 1, 2010, the fair valuing of the loans themselves provides the economic gain to be recognized from the transfer. Continuing to value the liability based on the likelihood of repaying the premium warranty would effectively double count the gain from creating the loan. As such, the Company changed the valuation of the liability for loans issued to match the amount received from the transfer.

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

Fair Value of Financial Instruments

As required by the Financial Instruments Topic of the FASB ASC, the estimated fair values of financial instruments must be disclosed. Excluding fixed assets, intangible assets, goodwill, and prepaid expenses and other assets (excluding as noted below), substantially all of the Company’s assets and liabilities are considered financial instruments as defined under this standard. Fair value estimates are subjective in nature and are dependent on a number of significant assumptions associated with each instrument or group of similar instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows and relevant available market information.

The carrying values of the following balance sheet items approximate their fair values primarily due to their liquidity and short-term or adjustable-yield nature:

•	Cash and cash equivalents

•	Restricted cash

•	Broker receivable

•	Accounts receivable

•	Notes payable

•	Accrued interest receivable (included in prepaid expenses and other assets)

•	Accrued interest payable (included in accounts payable and accrued expenses)

•	Accounts payable and accrued expenses

The carrying value of investments in Qualified Businesses (included in prepaid expenses and other assets), Credits in lieu of cash and Notes payable in credits in lieu of cash as well as SBA loans held for investment, SBA loans held for sale, SBA loans transferred, subject to premium recourse and Liability on SBA loans transferred, subject to premium recourse (for loans funded after September 30, 2010) approximate fair value based on management’s estimates.

New Accounting Standards

In June 2009, the FASB issued an accounting standard which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets and removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard became effective for the Company on January 1, 2010 and its effect on asset, liability and revenue recognition is described in this note, under Revenue Recognition, Sales and Servicing of SBA Loans. This accounting standard was subsequently codified into the ASC Topic 860, “Transfers and Servicing.”

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

On July 21, 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This standard is effective for interim and annual reporting periods after December 15, 2010. The adoption did not have a material impact on the Company because the Company already includes the necessary disclosures in its financial statements.

In February 2010, the FASB issued ASU No. 2010-10, “Amendments for Certain Investment Funds” and in December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. These ASUs amend the VIE guidance of ASC Topic 810. The Company adopted the new VIE guidance of ASC Topic 810. This guidance amends FIN 46(R), as codified in ASC Topic 810, to require the Company to perform an analysis of existing investments to determine whether variable interest or interests give the Company a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of significant impact on a VIE and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. It also amends ASC Topic 810 to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. As a result of adoption, the Company is no longer considered the primary beneficiary of OnLAN, LLC (“OnLAN”), a VIE for which the Company was considered the primary beneficiary and which required the financial performance of OnLAN to be consolidated in the Company’s financial statements. Because the Company is no longer considered the primary beneficiary, the Company is no longer required to consolidate OnLAN in its financial statements effective July 1, 2010. As a result of the adoption of the new VIE guidance in ASC 810, the Company recorded a cumulative-effect adjustment to increase retained earnings by $99,000. This adjustment represents the difference between the cumulative net losses previously recorded through the consolidation of OnLAN and its actual investment. The Company’s equity value of the OnLAN investment recorded on the Company’s books as of December 31, 2010 is $105,000 and is included in prepaid expenses and other assets on the consolidated balance sheet.

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

On October 1, 2010, the Company elected the fair value option for valuing its SBA 7(a) loans funded on or after that date which are included in SBA loans held for investment, SBA loans held for sale and SBA loans transferred, subject to premium recourse.

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

Based on the aforementioned characteristics and in view of the Chartis credit enhancements, the Company believes that market participants purchasing or selling its Capcos’ debt, and therefore its credits in lieu of cash and notes payable in credits in lieu of cash, view nonperformance risk to be equal to the risk of Chartis nonperformance risk and as such both the fair value of credits in lieu of cash and notes payable in credits in lieu of cash should be priced to yield a rate equal to an applicable Chartis U.S. Dollar denominated debt instrument. Because the value of notes payable in credits in lieu of cash directly reflects the credit enhancement obtained from Chartis, the unamortized cost relating to the credit enhancement will cease to be separately carried as an asset on Company’s consolidated balance sheets and is incorporated in notes payable in credits in lieu of cash.

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

Transition impact:

(In thousands:)	Ending Balance Sheet December 31, 2007	Adoption Net Gain/(Loss)	Opening Balance Sheet January 1, 2008
Impact of electing the fair value option
Credits in lieu of cash	$92,781	$(4,013)	$88,768
Prepaid insurance	14,738	(11,006)	3,732
Notes payable in credits in lieu of cash	(79,085)	(8,859)	(87,944)

Cumulative-effect adjustment (pre-tax)		(23,878)
Tax impact		9,551

Cumulative-effect adjustment (net of tax), decrease to retained earnings		$(14,327)

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2010 are as follows (in thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Credits in lieu of cash	$35,494	$—	$35,494	$—

Liabilities:
Notes payable in credits in lieu of cash	$35,494	$—	$35,494	$—

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2009 are as follows (in thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Credits in lieu of cash	$51,947	$—	$51,947	$—

Liabilities:
Notes payable in credits in lieu of cash	$51,947	$—	$51,947	$—

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

On December 31, 2009, the yield on the Chartis Note Basket was 6.92%. As of December 31, 2010, the date the Company revalued the asset and liability, the yields on the Chartis notes averaged 4.38% reflecting changes in interest rates in the marketplace. This decrease in yield increased both the fair value of the credits in lieu of cash and the fair value of the notes payable in credits in lieu of cash. The Company increased the value of the credits in lieu of cash to equal the value of the notes payable in credits in lieu of cash because the credits in lieu of cash can only be used to satisfy the liability and must equal the value of the notes payable in credits in lieu of cash at all times. The net change in fair value reported in the Company’s consolidated statements of operations for the year ended December 31, 2010 was a gain of $38,000.

On December 31, 2008, the yield on the Chartis Note Basket was 11.76%. As of December 31, 2009, the date the Company revalued the asset and liability, the yields on the Chartis notes averaged 6.92% reflecting changes in interest rates in the marketplace. This increase in yield decreased both the fair value of the credits in lieu of cash and the fair value of the notes payable in credits in lieu of cash. The Company reduced the value of the credits in lieu of cash to equal the value of the notes payable in credits in lieu of cash because the credits in lieu of cash can only be used to satisfy the liability and must equal the value of the notes payable in credits in lieu of cash at all times. The net change in fair value reported in the Company’s consolidated statements of operations for the year ended December 31, 2009 was a gain of $900,000.

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

FAIR VALUE OPTION ELECTION – LIABILITY ON SBA LOANS TRANSFERRED, SUBJECT TO PREMIUM RECOURSE

Effective January 1, 2010, a new accounting standard codified into ASC Topic 860, “Transfers and Servicing,” requires for the guaranteed portions transferred that the Company, due to the premium warranty formerly incorporated in SBA Form 1086 (see the discussion above), establish a new asset related to the guaranteed portion of SBA 7(a) loans contractually sold but subject to premium recourse and a matching liability until the end of the warranty period. Contemporaneous with the adoption of this new accounting standard the Company elected the fair value option for valuing this new liability, which is captioned in the consolidated financial statements as “Liability on SBA loans transferred, subject to premium recourse.” At the time, management elected to adopt the fair value option election because it more accurately reflected the economics of the transaction. For liabilities created prior to October 1, 2010 and prior to the adoption of fair value for the loans themselves, within the fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value, the Company utilizes Level 3 unobservable inputs which reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the liability (including assumptions about risk). The Company values the liability based on the probability of payment given the Company’s history of returning premium: the transferee will receive 100% of the guaranteed portion from either the borrower or the SBA and approximately 3% of the premium amount from the Company. The aforementioned return of premiums is triggered by either the borrower’s prepayment of the loan within 90 days of the transfer settlement date or the borrower’s default within 275 days of the settlement date on loans where any of the borrower’s first three payments were delinquent.

For liabilities created on or after October 1, 2010, the fair valuing of the loans themselves provides the economic gain to be recognized from the transfer. Continuing to value the liability based on the likelihood of repaying the premium warranty would effectively double count the gain from creating the loan. As such, the Company changed the valuation of the liability for loans issued to match the amount received from the transfer.

After February 7, 2011, the new Form 1086 will allow the Company to recognize premium income concurrent with the date of transfer, as was done prior to January 1, 2010. As a result of this, the balances at December 31, 2010 in “Liability on SBA loans transferred, subject to premium recourse” will decrease throughout 2011 with the expectation that they will reach zero by September 30, 2011.

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2010 are as follows (in thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Liabilities:

Liability on SBA loans transferred, subject to premium recourse	$30,783	$—	$—	$30,783

Below is a summary of the activity in the liability on SBA loans transferred, subject to premium recourse for the year ended December 31, 2010 (In thousands):

Balance at December 31, 2009	$—
Liability on SBA loans transferred, subject to premium recourse	56,766
SBA loans sold, no longer subject to premium recourse	(25,983)

Balance at December 31, 2010	$30,783

FAIR VALUE OPTION ELECTION – SBA 7(a) LOANS

On October 1, 2010, the Company elected to utilize the fair value option for SBA 7(a) loans funded on or after that date. Management believed that doing so would promote its effort to both simplify and make more transparent its financial statements by better portraying the true economic value of this asset on its balance sheet and income statement. NSBF originates, funds, and services government guaranteed loans under section 7(a) of the Small Business Act. The SBA does not fully guarantee the SBA 7(a) Loans: An SBA 7(a) Loan is bifurcated into a guaranteed portion and an unguaranteed portion, each accruing interest on the principal balance of such portion at a per annum rate in effect from time to time. NSBF originates variable interest loans, usually set at a fixed index to the Prime rate that resets quarterly. Primarily, NSBF has made SBA 7(a) loans carrying guarantees of 75% and 85%; from 2009 through early 2011 under a special program, most of the loans NSBF originated carried a guarantee of 90%. NSBF, both historically and as a matter of its business plan, transfers the guaranteed portions via SBA Form 1086 into the secondary market when the guaranteed portion becomes available for sale upon the closing and fully funding of the SBA 7(a) loan and retains the unguaranteed portions. Management recognized that the economic value in the guaranteed portion did not inure to NSBF at the time of their sale but rather when the guaranty attached at origination; amortization accounting by its nature does not recognize this increase in value at the true time when it occurred. Under the fair value option, the value of the guarantee is recorded when it economically occurs at the point of the creation of the loan, and is not delayed until when the sale occurs. Contemporaneously, the value of the unguaranteed will also be determined to produce the full, fair value of the loan.

Although the fair value election is for the entire SBA 7(a) loan, the Company primarily sells the guaranteed portions at the completion of funding. The need to record the fair value for the guaranteed portion of the loan will primarily occur under two circumstances: for guaranteed portions that were not transferred at period end (“SBA loans held for sale”) and for loans transferred in the secondary market that did not achieve sale status under ASC Topic 860 (“SBA loans transferred, subject to recourse”). The unguaranteed portion retained is recorded under “SBA loans held for investment”.

SBA Loans Held for Investment

For loans that completed funding before October 1, 2010, Loans receivable held for investment are reported at their outstanding unpaid principal balances adjusted for charge-offs, net deferred loan origination costs and the allowance for loan losses. For loans that completed funding on or after October 1, 2010, management elected to fair value Loan receivables held for investment within the fair value hierarchy that prioritizes observable and unobservable inputs utilizing Level 3 unobservable inputs which reflect the Company’s own expectations about the assumptions that market participants would use in pricing the asset (including assumptions about risk). Because there currently is no secondary market for the unguaranteed portions, the Company uses a combination of trading information from the guaranteed sales, as was previously used to determine the discount on the unguaranteed portions, and the historical performance of NSBF’s loans applied to their outstanding unpaid principal balances. If a loan measured at fair value is subsequently impaired, then the fair value of the loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Because the loans bear interest at a variable rate, NSBF does not have to factor in interest rate risk.

SBA Loans Held For Sale

Prior to October 1, 2010, loans originated and intended for sale in the secondary market, that is the guaranteed portions of SBA 7(a) loans, were carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors. For guaranteed portions funded on or after October 1, 2010, management elected to fair value SBA loans held for sale within the fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value utilizing Level 2 assets. These inputs include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or have values determined using a pricing model with inputs that are observable in the market. The secondary market for the guaranteed portions is extremely robust with broker dealers acting as primary dealers. NSBF sells regularly into the market and can quickly price its loans for sales. The Company values the guaranteed portion based on market prices equal to the guaranteed loan amount plus a premium that includes both an upfront cash payment (utilizing quoted prices) and the value of a stream of payments representing servicing income received in excess of NSBF’s servicing cost (valued using a pricing model with inputs that are observable in the market).

SBA Loans Transferred, Subject to Premium Recourse

Effective January 1, 2010, a new accounting standard codified into ASC Topic 860, “Transfers and Servicing,” requires for the guaranteed portions transferred that the Company, due to the premium warranty formerly incorporated in SBA Form 1086 (the warranty ceased as part of the form on February 7, 2011), establish a new asset related to the guaranteed portion of SBA 7(a) loans contractually sold but subject to premium recourse. Prior to October 1, 2010, loans transferred in the secondary market, that is the guaranteed portions of SBA 7(a) loans, are carried at cost. For guaranteed portions funded on or after October 1, 2010, management elected to fair value SBA loans transferred, subject to premium recourse within the fair value hierarchy that prioritizes observable and unobservable inputs utilizing Level 2 assets. These inputs include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or have values determined using a pricing model with inputs that are observable in the market. The secondary market for the guaranteed portions is extremely robust with broker dealers acting as primary dealers. NSBF sells regularly into the market and can quickly price its loans for sales. The Company values the guaranteed portion based on market prices equal to the guaranteed loan amount plus a premium that includes both an upfront cash payment (utilizing quoted prices) and the value of a stream of payments representing servicing income received in excess of NSBF’s servicing cost (valued using a pricing model with inputs that are observable in the market).

After February 7, 2011, the new Form 1086 will allow the Company to recognize premium income concurrent with the date of transfer, as was done prior to January 1, 2010. As a result of this, the balances at December 31, 2010 in “SBA loans transferred, subject to premium recourse” will decrease throughout 2011 with the expectation that they will reach zero by September 30, 2011.

	Fair Value Measurements at December 31, 2010 Using:
	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets
SBA loans held for investment	$2,310	$—	$—	$2,595	$(285)
SBA loans held for sale	1,014	—	982	—	32
SBA loans transferred, subject to premium recourse	21,649	—	21,212	—	437

Total assets	$24,973	$—	$22,194	$2,595	$184

Below is a summary of the activity in SBA loans held for investment, at fair value for the year ended December 31, 2010 (In thousands):

Balance at December 31, 2009	$—
SBA loans held for investment, originated	2,595
Fair value loss	(285)

Balance at December 31, 2010	$2,310

OTHER FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Non-recurring Basis are as follows (in thousands):

	Fair Value Measurements at December 31, 2010 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets
Impaired loans	$5,813	$—	$—	$5,813	$(1,847)
Impaired customer merchant accounts	—	—	—	—	(25)
Other real-estate owned	327	—	327	—	(8)

Total assets	$6,140	$—	$327	$5,813	$(1,880)

	Fair Value Measurements at December 31, 2009 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets
Impaired loans	$5,302	$—	$—	$5,302	$(2,239)
Impaired customer merchant accounts	—	—	—	—	(126)
Other real-estate owned	132	—	132	—	(314)

Total assets	$5,434	$—	$132	$5,302	$(2,679)

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

NOTE 4—CREDITS IN LIEU OF CASH:

As discussed in Note 3, the Company adopted fair value option for financial assets and financial liabilities concurrent with its adoption of fair value accounting for certain of its assets and liabilities. As a result, credits in lieu of cash are valued at fair value as of December 31, 2010 and 2009. Following is a summary of the credits in lieu of cash balance as of December 31, 2010 and 2009 (In thousands):

	2010	2009
Balance, beginning of year	$51,947	$70,559
Add: Income from tax credit accretion (at fair value)	2,380	7,837
Less: Deliveries made	(21,181)	(28,902)
Fair value adjustment	2,348	2,453

Balance, end of year	$35,494	$51,947

NOTE 5—SBA LOANS:

SBA loans are primarily concentrated in the hotel and motel, and restaurant industries, as well as geographically in Florida. On October 1, 2010, the Company elected to utilize the fair value option for SBA loans funded on or after that date creating a new loan pool, SBA loans held for investment, at fair value. The components of SBA loans held for investment, at fair value as of December 31, 2010 and SBA loans held for investment, net, as of December 31, 2010 and 2009 are as follows (In thousands):

	2010 Fair Value	2010 Cost Basis	2009 Cost Basis
Gross loans receivable	$2,595	$28,804	$28,832
Less: Allowance for loan losses	—	(3,560)	(3,985)
Less: Deferred origination fees, net	—	(1,502)	(1,590)
Less: Fair value adjustment	(285)	—	—

Total	$2,310	$23,742	$23,257

The contractual maturities of SBA loans held for investment are as follows (In thousands):

	2010 Fair Value	2010 Cost Basis	2009 Cost Basis
Due in one year or less	—	$11	$6
Due between one and five years	—	3,895	2,672
Due after five years	$2,595	24,898	26,154

Total loans receivable, gross	$2,595	$28,804	$28,832

All loans are priced at the Prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with the Company. As of December 31, 2010 and 2009, net SBA loans receivable held for investment with adjustable interest rates totaled $23,306,000 and $22,549,000, respectively.

For the years ended December 31, 2010 and 2009, the Company funded $65,855,000 and $16,648,000 in loans and transferred approximately $56,735,000 and $20,558,000 of the guaranteed portion of the loans, respectively. Receivables from loans transferred but not settled of $12,058,000 and $6,467,000 as of December 31, 2010 and 2009, respectively, are presented as broker receivable in the accompanying consolidated balance sheets.

As of December 31, 2010, $7,064,000 of the guaranteed portion of SBA loans collateralized the current outstanding balance on the Company’s line of credit with Capital One and $19,092,000 of the unguaranteed portions of SBA loans transferred via our securitization transaction collateralized the notes issued by the Trust.

The outstanding balances of loans past due 90 days or more and still accruing interest as of December 31, 2010 and 2009 totaled $535,000 and $300,000, respectively.

Loans by industry and geographic concentration that accounted for more than 5% of the outstanding gross loans receivable held for investment balance as of December 31, 2010 and 2009 were as follows (In thousands):

	2010	2009
Industry
Restaurants	$3,103	$3,667
Hotels and motels	2,905	2,913

State
Florida	$6,689	$8,024
Georgia	5,396	238	*
New York	3,930	3,480
Illinois	2,772	828	*
New Jersey	2,510	1,340	*
Texas	2,166	2,248

(*)	Amounts shown for comparative purposes and represents less than 5%.

Below is a summary of the activity in the allowance for loan losses for the years ended December 31, 2010 and 2009 (In thousands):

	2010	2009
Balance, beginning of year	$3,985	$3,420
Provision for loan losses	1,909	1,833
Loans charged-off	(2,421)	(1,409)
Recoveries	86	141

Balance, end of year	$3,559	$3,985

At December 31, 2010 and 2009, total impaired non-accrual loans amounted to $8,329,000 and $8,324,000, respectively. For the years ended December 31, 2010 and 2009, average balance of impaired non-accrual loans was $8,404,000 and $7,773,000, respectively. Approximately $2,516,000 and $3,022,000 of the allowance for loan losses were allocated against such impaired non-accrual loans, respectively. None of these loans were on a fair value basis.

Had interest on these impaired non-accrual loans been accrued, such interest would have totaled $519,000 and $491,000 for 2010 and 200, respectively. Interest income, which is recognized on a cash basis, related to the impaired non-accrual loans for the years ended December 31, 2010 and 2009, was not material.

In 2009, the Company sold $517,000 of loans previously classified as held for investment for aggregate proceeds of $524,000. Gross realized gains of $7,000 have been recorded as premium income in the accompanying consolidated statements of operations. Also included in premium income in 2009 is $27,000 representing the allocated portion of the remaining deferred loan origination costs. No loans previously classified as held for investment were sold in 2010.

NOTE 6—ACCOUNTS RECEIVABLE:

Accounts receivable consists of the following at December 31, 2010 and 2009:

	2010	2009
Purchased receivables	$7,757	$3,075
Electronic payment processing settlement receivables	1,689	1,680
Customer receivables	709	444
Other receivables	28	24

	10,183	5,223
Allowance for doubtful accounts	(193)	(211)

Total	$9,990	$5,012

NOTE 7—INVESTMENTS IN QUALIFIED BUSINESSES:

The following table is a summary of investments included in Prepaid expenses and other assets on the consolidated balance sheet as of December 31, 2010, shown separately between their debt and equity components, and a summary of the activity for the years ended December 31, 2010 and 2009 (In thousands):

HELD TO MATURITY DEBT INVESTMENTS

Name of Investment	Original Amount	Balance at December 31, 2010	Interest Rate	Maturity Date
Bidco Loans (SBA participations)	N/A	$16	Various	Various
Autotask	500	92	Prime	December 2011
AQ2 Technologies, LLC	250	81	10%	October 2010
Ford’s Fine Foods, Inc.	246	71	12%	May 2011

Total		$260

	2010	2009
Principal Outstanding, beginning of year	$493	$1,621
Debt investments made	—	428
Return of principal, net of recoveries	(228)	(1,398)
Debt investment written off	(5)	(158)

Principal Outstanding, end of year	$260	$493

COST INVESTMENTS

Name of Investment	Original Amount	Balance at December 31, 2010	Ownership %
Smart Pill	$500	$—	<1%

Total	$500	$—

	2010	2009
Total cost investments, beginning of year	$500	$502
Cost investments written off	(500)	(2)

Total cost investments, end of year	$—	$500

EQUITY INVESTMENTS

Name of Investment	Original Amount	Balance at December 31, 2010	Ownership %
OnLAN, LLC	$800	$105	49%

Total	$800	$105

In 2010, the Company reassessed its 49% investment in OnLAN pursuant to ASC Topic 810-10 and determined that the Company does not have the power to direct the activities that most significantly impact OnLAN’s economic performance. As such, in 2010, the Company deconsolidated OnLAN and recognized a cumulative effect adjustment to accumulated deficit of $99,000 to reclass the portion of OnLAN’s accumulated deficit related to its majority owner. The Company is now accounting for OnLAN under the equity method for 2010, whereas OnLan was consolidated in 2009.

The Company has not guaranteed any obligation of these investees, and the Company is not otherwise committed to provide further financial support for the investees. However, from time-to-time, the Company may decide to provide such additional financial support which, as of December 31, 2010 was zero. Should the Company determine that impairment exists upon its periodic review, and it is deemed to be other than temporary, the Company will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the consolidated statements of operations. During 2010 the Company recorded a write down of $505,000 as one debt investment and a cost investment were deemed impaired upon periodic review and is included in other general and administrative costs in the consolidated statements of operations. During 2009, the Company recorded a write down of $159,000 as two debt investments and a cost investment were deemed impaired upon periodic review and is included in other general and administrative costs in the consolidated statements of operations.

NOTE 8—SERVICING ASSETS:

The Company reviews capitalized servicing rights for impairment. This review is performed based on risk strata, which are determined on a disaggregated basis given the predominant risk characteristics of the underlying loans. The predominant risk characteristics are loan terms and year of loan origination.

The following summarizes the activity pertaining to servicing assets for the years ended December 31, 2010 and 2009 (In thousands):

	2010	2009
Balance, beginning of year	$2,436	$2,282
Servicing assets capitalized	439	937
Servicing assets amortized	(650)	(783)

Balance, end of year	$2,225	$2,436

For the years ended December 31, 2010, 2009 and 2008, servicing fees received on the Company’s SBA 7(a) originated portfolio totaled $1,785,000, $1,498,000 and $1,613,000, respectively. The Company also performs servicing functions on loans originated by other SBA lenders. The Company does not retain any risk on such portfolios and earns servicing fees based upon a mutually negotiated fee per loan. The total servicing fee income recognized for loans serviced for others in 2010, 2009, and 2008 was $784,000, $126,000 and $165,000, respectively. The estimated fair value of capitalized servicing rights was $2,225,000 and $2,436,000 at December 31, 2010 and 2009, respectively. The estimated fair value of servicing assets at December 31, 2010 was determined using a discount rate of 17%, weighted average prepayment speeds ranging from 1% to 11%, depending upon certain characteristics of the loan portfolio, weighted average life of 3.55 years, and an average default rate of 7%. The estimated fair value of servicing assets at December 31, 2009 was determined using a discount rate of 17%, weighted average prepayment speeds ranging from 1% to 13%, depending upon certain characteristics of the loan portfolio, weighted average life of 3.4 years, and an average default rate of 6%. The Company uses an independent valuation specialist to estimate the fair value of the servicing asset.

The unpaid principal balances of loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others within the NSBF originated portfolio were $179,894,000 and $142,513,000 as of December 31, 2010 and 2009, respectively. The unpaid principal balances of loans serviced for others which were not originated by NSBF and are outside of the Newtek portfolio were $73,062,000 and $794,000 as of December 31, 2010 and 2009, respectively.

NOTE 9—FIXED ASSETS:

The Company’s fixed assets are comprised of the following at December 31, 2010 and 2009 (In thousands):

	2010	2009
Computer and office equipment	$4,200	$3,939
Furniture and fixtures	640	634
Leasehold improvements	422	406
Computer software and website	2,532	1,885
Computer servers and storage	10,135	9,043

	17,929	15,907
Accumulated depreciation and amortization	(14,719)	(12,276)

Net fixed assets	$3,210	$3,631

Depreciation and amortization expense for fixed assets for the years ended December 31, 2010, 2009 and 2008 was $2,451,000, $2,893,000 and $3,040,000, respectively.

NOTE 10—GOODWILL AND OTHER INTANGIBLES:

The net carrying value of goodwill as of December 31, 2010 and 2009 by segment is as follows (In thousands):

	2010	2009
Electronic Payment Processing	$3,004	$3,004
Web hosting	7,203	7,203
Corporate activities	179	179
Small business finance (NBC)	1,706	1,706

Total goodwill	$12,092	$12,092

Other intangible assets as of December 31, 2010 and 2009 are comprised of the following (In thousands):

	2010	2009
Customer merchant accounts	$14,067	$13,949
Trade name (indefinite lived)	550	550
Non-compete agreements	10	18

	14,627	14,517
Accumulated amortization	(11,874)	(10,299)

Net intangible assets	$2,753	$4,218

Customer merchant accounts are being amortized over a 55 to 66 month period. Other intangibles (excluding the tradename which has an indefinite life and is subject to impairment review) are being amortized over a period ranging from 18 to 36 months. Total amortization expense included in the accompanying consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 was $1,582,000, $2,171,000 and $3,561,000, respectively.

Total expected amortization expense for the next five fiscal years is as follows (In thousands):

December 31,	Customer Accounts
2011	$1,365
2012	610
2013	191
2014	28
2015	9

$2,203

Based upon the Company’s performance of the impairment tests using the fair value approach of the discounted cash flow method, the Company determined that goodwill was impaired in the amount of $980,000 for the year ended December 31, 2008, of which $774,000 relates to the Small business finance segment and $206,000 relates to the Company’s Capco segment and has recorded this charge in the accompanying consolidated statements of operations. The Small business finance segment goodwill write-down was required in 2008 although management has implemented significant cost saving measures as well as brought in new management to increase business at NBC because such initiatives had not yet materialized to a significant level to support the goodwill recorded at the time of acquisition. For the years ended December 31, 2010 and 2009, the Company determined that goodwill was not impaired.

For the years ended December 31, 2010, 2009 and 2008, the Company also determined impairments related to its customer merchant accounts of $25,000, $126,000 and $488,000, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of operations.

NOTE 11—NOTES PAYABLE:

At December 31, 2010 and 2009, the Company had $28,053,000 and $16,298,000, respectively, of long-term debt outstanding.

NBC had a $10,000,000 line of credit with Wells Fargo due in February 2012. This facility was used to purchase receivables and for other working capital purposes. As of December 31, 2010 and 2009, NBC had $5,108,000 and $1,416,000

outstanding under the line of credit. The interest rate was set at 7.50% or Prime plus 2.50%, whichever was higher, with interest on the line paid monthly in arrears and on a minimum outstanding line balance of $2,000,000. Under the terms of the line, once NBC exceeded $2,000,000 outstanding under the line of credit, Wells Fargo allowed for two alternatives for interest rates, the Prime interest rate plus 2.50%, with a minimum of 7.50% or Base LIBOR plus 3.50%. Total interest expense for the years ended December 31, 2010, 2009 and 2008 was approximately $258,000, $186,000 and $186,000, respectively. The line was collateralized by the receivables purchased, as well as all other assets of the Company. The average interest rate for the year ended December 31, 2010 was 5.79%. Through December 31, 2010, NBC has capitalized $200,000 of deferred financing costs attributable to the Wells Fargo line of which $173,000 has been amortized. The net balance of $27,000 is included in other assets in the accompanying consolidated balance sheet. Amortization for the years ended December 31, 2010, 2009 and 2008 was $24,000, $24,000 and $64,000, respectively, and is included in interest expense in the accompanying consolidated statements of operations. The agreement includes such financial covenants as minimum tangible net worth, minimum quarterly net income and minimum quarterly net cash flow.

In October 2007, NTS entered into a Loan and Security Agreement with Capital One which provided for a revolving credit facility of up to $10,000,000 available to both NTS and the Company, for a term of two years. The interest rate was LIBOR plus 2.5% and the agreement included a quarterly facility fee equal to 25 basis points on the unused portion of the Revolving Credit calculated as of the end of each calendar quarter. The agreement included such financial covenants as a minimum fixed charge coverage ratio and a maximum funded debt to EBITDA. NTS capitalized $65,000 of deferred financing costs attributable to the Capital One line. In connection with the loan, on October 19, 2007 Newtek Business Services, Inc. entered into a Guaranty of Payment and Performance with Capital One Bank and entered into a Pledge Agreement with Capital One pledging all NTS stock as collateral. In October 2009, the $2.5 million borrowed under the Capital One line of credit converted to a three year term loan with a level principal repayment under the terms of the line of credit.

In April 2010, the Company closed two five-year term loans aggregating $14,583,000 with Capital One of which $12,500,000 refinanced Newtek Small Business Finance’s debt to General Electric Commercial Capital (“GE”) and $2,083,000 refinanced the pre-existing term loan between Capital One and NTS. The interest rate on the 2010 NTS term loan is variable based on the monthly LIBOR rate plus 4.25% or Prime plus 2.25%, but no lower than 5.75%. The agreement includes such financial covenants as a minimum fixed charge coverage ratio and minimum EBITDA; the Company guarantees the term loan. The balance of the NTS term loan and the predecessor NTS term loan are included in notes payable on the consolidated balance sheet as of December 31, 2010 and 2009, $1,840,000 and $2,361,000 of the note was outstanding, respectively. The weighted average effective interest rate at December 31, 2010 was 5.75%. Interest is paid in arrears along with each monthly principal payment due. Total interest expense for the year ended December 31, 2010, 2009 and 2008 was approximately $101,000, $99,000 and $51,000, respectively. Amortization associated with the deferred financing costs attributable to the Capital One line and term loans for the years ended December 31, 2010, 2009 and 2008 was $6,000, $25,000 and $32,000, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

The refinancing to NSBF supported the lending operations of NSBF by providing working capital. The interest rate on the note was set at Prime plus 2.25% or LIBOR plus 4.25%, not less than 5.75%. Total interest expense for the year ended December 31, 2010 was $435,000. In connection with the refinancing, the Company incurred $329,000 of deferred financing costs which was amortized into interest expense over a five year period. In December 2010, in connection with the securitization of the NSBF unguaranteed portfolio, the remaining principal balance under this term note of $9,903,000 was paid in full and the balance of the deferred financing costs of $289,000 was fully amortized.

In December 2010, NSBF entered into a revolving credit facility with Capital One N.A. for $6,000,000 collateralized by the guaranteed portion of SBA 7(a) loans originated. Upon meeting certain requirements, NSBF has the right to increase the maximum amount under the facility by $6,000,000. As of December 31, 2010, NSBF had $6,000,000 outstanding under the line of credit. The interest rate is set at Prime plus 1.00%, and the agreement includes a quarterly facility fee equal to 25 basis points on the unused portion of the revolving credit calculated as of the end of each calendar quarter. Total interest expense for the year ended December 31, 2010 was $6,000. Through December 31, 2010, NSBF has capitalized $89,000 of deferred financing costs attributable to the credit line of which $0 has been amortized. The balance of $89,000 is included in other assets in the accompanying consolidated balance sheet. The agreement includes such financial covenants at the NBS level with its consolidated subsidiaries of a minimum fixed charge coverage ratio, minimum EBITDA requirements and minimum cash requirements held at Capital One.

In December 2010, NSBF engaged in a securitization of the unguaranteed portions of its SBA 7(a) loans. In the securitization, it used a special purpose entity (Newtek Small Business Loan Trust 2010-1 or the “Trust”) which is a VIE. Applying the consolidation requirements for VIEs under the accounting rules in ASC Topic 860, Transfers and Servicing, and ASC Topic 810, Consolidation, which became effective January 1, 2010, the Company determined that as the primary beneficiary of the securitization vehicle, based on its power to direct activities through its role as servicer for the Trust and its obligation to absorb losses and right to receive benefits, it needed to consolidate the securitization into its financial statements. NSBF therefore consolidated the entity using the carrying amounts of the Trust’s assets and liabilities: NSBF continues to recognize the assets in loans held for investment and recognize the associated financing in Bank notes payable.

During the year ended December 31, 2010, NSBF transferred SBA loans held for investment of $19,615,000, and agreed to transfer $3,000,000 of future SBA loans held for investment when originated, to the Trust which in turn issued notes for the par amount of $16,000,000 against the assets. The notes were sold at a dollar price that resulted in gross proceeds before reserve accounts and transaction expenses of $15,392,000. Deferred financing costs totaled $883,000 and are included in prepaid expenses and other assets on the consolidated balance sheet. At December 31, 2010, the assets (before reserve for loan losses and discount) and liabilities of the consolidated Trust totaled $22,486,000 and $15,104,000 respectively. See Note 5 – SBA loans, above, for a description of the loans and loan balances.

The Trust is only permitted to purchase the unguaranteed portion of SBA 7(a) loans, issue asset-backed securities, and make payments on the securities. The Trust only issued a single series of securities to pay for the unguaranteed portions it acquired from NSBF and will be dissolved when those securities have been paid in full. The primary source for repayment of the debt is the cash flows generated from the unguaranteed portion of SBA 7(a) loans owned by the Trust; principal on the debt will be paid by cash flow in excess of that needed to pay various fees related to the operation of the Trust and interest on the debt. The debt has an expected maturity of about five years based on the expected performance of the underlying collateral and structure of the debt and a legal maturity of 30 years from the date of issuance. The assets of the Trust are legally isolated and are not available to pay NSBF’s creditors. However, NSBF continues to retain rights to cash reserves and residual interests in the Trust and will receive servicing income. For bankruptcy analysis purposes, NSBF sold the unguaranteed portions to the Trust in a true sale and the Trust is a separate legal entity. The investors and the Trusts have no recourse to any of NSBF’s other assets for failure of debtors to pay when due; however, NSBF’s parent, Newtek, has provided a limited guaranty to the investors in the Trust in an amount not to exceed 10% of the original issuance amount (or $1,600,000), to be used after all of the assets of the Trust have been exhausted. The notes were issued with a AA rating from Standard & Poor’s based on the underlying collateral.

Total expected principal repayments for the next five fiscal years and thereafter are as follows (in thousands):

December 31,	Notes Payable
2011	$417
2012	6,417
2013	417
2014	5,528
2015	174
Thereafter	15,100

$28,053

NOTE 12—NOTES PAYABLE IN CREDITS IN LIEU OF CASH:

Each Capco has separate contractual arrangements with the Certified Investors obligating the Capco to make payments on the Notes.

At the time the Capcos obtained the proceeds from the issuance of the Notes, Capco warrants or Company common shares to the Certified Investors, the proceeds were deposited into escrow accounts which required that the insurance contracts be concurrently and simultaneously purchased from the insurer before the remaining proceeds could be released to and utilized by the Capco. The Capco Note agreements require, as a condition precedent to the funding of the Notes that insurance be purchased to cover the risks associated with the operation of the Capco. This insurance is purchased from Chartis Specialty Insurance Company and National Union Fire Insurance Company of Pittsburgh, both subsidiaries of Chartis, Inc. (Chartis), an international insurer. Chartis and these subsidiaries are “A+” credit rated by Standard & Poor’s. In order to comply with this condition precedent to the funding, the Notes closing is structured as follows: (1) the Certified Investors wire the proceeds from the Notes issuance directly into an escrow account; (2) the escrow agent, pursuant to the requirements under the Note and escrow agreement, automatically and simultaneously funds the purchase of the insurance contract from the proceeds received. The Notes offering cannot close without the purchase of the insurance, and the Capcos are not entitled to the use and benefit of the net proceeds received until the escrow agent has completed the payment for the insurance. Under the terms of this insurance, the insurer incurs the primary obligation to repay the Certified Investors a substantial portion of the debt as well as to make compensatory payments in the event of a loss of the availability of the related tax credits. The Coverage A portion of these contracts makes the insurer primarily obligated for a portion of the liability.

The Capcos, however, are secondarily, or contingently, liable for such payments. The Capco, as a secondary obligor, must assess whether it has a contingency to record on the date of issuance and at every reporting date thereafter until the insurer makes all their required payments.

At December 31, 2009, management has concluded that the likelihood of the Capcos becoming primarily liable for the payments required to be made by the insurer under Coverage A on the Notes is remote (i.e., the insurer failing to make payment), because the insurer, a subsidiary of a major multi-national insurance company, has a claims paying ability having the rating “A+” the highest available. The contingent obligation (the portion incurred by the insurer due to the purchase of the insurance) must be recorded at fair value, which the Company has assessed at zero at December 31, 2009.

As of December 31, 2010, the insurer has made all of the scheduled cash payments under Coverage A, therefore the contingent liability of the Company has been extinguished.

The Coverage B portion of these contracts provides for the payment of cash in lieu of tax credits in the event the Capco becomes decertified. The Capcos remain primarily liable for the requirement to deliver tax credits (or make cash payments in lieu of tax credits not delivered).

Although Coverage B protects the Certified Investors as described above, the Company remains primarily liable for the portion of this obligation. This liability has been recorded as notes payable in credits in lieu of cash, representing the present value of the Capcos’ total liability it must pay to the Certified Investors. Such amount will be increased by an accretion of interest expense during the term of the Notes and will decrease as the Capcos pay interest by delivering the tax credits, or paying cash.

As discussed in Note 3, the Company adopted fair value option for financial assets and liabilities concurrent with its adoption fair value accounting effective January 1, 2008 for valuing Notes payable in lieu of cash with the exception of Wilshire Advisers, LLC. Following is a summary of activity of Notes payable in credits in lieu of cash balance for the years ended December 31, 2010 and 2009 (In thousands):

	2010	2009
Balance, beginning of year	$51,947	$70,559
Add: Accretion of interest expense	2,418	7,292
Less: Deliveries of tax credits	(21,181)	(28,902)
Fair value adjustment	2,310	2,998

Balance, end of year	$35,494	$51,947

Under the Note agreements, no interest is paid by the Capcos in cash provided that the Certified Investors receive the uninterrupted use of the tax credits. The Certified Investors acknowledge, in the Note agreements, that the insurer is primarily responsible for making the scheduled cash payments as provided in the Notes.

NOTE 13—NON-CONTROLLING INTERESTS:

The non-controlling interests held by the investees in the form of warrants entitle the holders to purchase, for a $0.01 exercise price, an interest in a Capco or Capco fund. The values ascribed to the warrants issued to the Certified Investors and the Insurer have been recorded as non-controlling interests. In addition, certain non-controlling interests have already been acquired by minority shareholders. A portion of the initial proceeds received from the Certified Investors is allocated to the warrants using a discounted cash flow method. The following is the aggregate percentage interest of the non-controlling shareholders in each respective Capco or Capco fund as of December 31, 2010 and 2009 (In thousands):

Capco or Capco Fund	% Interest	2010	2009
WP, Florida	0.80%	$328	$398
WLA, Louisiana	3.78%	9	38
WNY II, New York	18.00%	—	122
WLPII, Louisiana (a Capco fund)	4.50%	—	6
WNY III, New York	6.90%	—	325
WAP, Alabama	0.60%	13	3

Total Capco		350	892
WNYIV, New York	—	763	628
Other	—	196	95

Total		$1,309	$1,615

During 2010, unexercised warrants that had entitled holders to interests in five Capcos expired. As a result, the non-controlling interest balance as of the expiration date, approximately $452,000, was reclassified to additional paid-in capital.

As the result of a statutory merger and acquisition during the 2010, the Company acquired 26% of the non-controlling interest in NBC for approximately $26,000. As a result, the excess of the value of the purchase price over the non-controlling interest balance at the date of purchase, approximately $216,000, was recorded as a reduction to additional paid-in capital.

In October 2009, WI was dissolved. As a result WI’s assets, including its ownership in NMS-WI, were distributed to the Company and the non-controlling interest owners according to their percentage ownership. The excess in book value of the non-controlling interest in WI, prior to the distribution of its assets, over the resulting non-controlling interest in NMS-WI, post the distribution of the WI assets, was recorded as an equity transaction reducing additional paid-in capital by $191,000.

In December 2009, the Company purchased the non-controlling interests in two consolidated variable interest entities of the Company and recorded the purchases as equity transactions. As a result, the excess of the value of the purchase price over the non-controlling interest balance at the date of purchase, or $522,000, was recorded as additional paid-in capital.

The non-controlling interest under WNYIV relates to NBC, a subsidiary of WNYIV, which had converted $1,000,000 of debt payable to Exponential of New York, LLC, a related party, to preferred stock in 2007.

NOTE 14—COMMITMENTS AND CONTINGENCIES:

Operating and Employment Commitments

The Company leases office space and other office equipment in several states under operating lease agreements which expire at various dates through 2017. Those office space leases which are for more than one year generally contain scheduled rent increases or escalation clauses.

The following summarizes the Company’s obligations and commitments, as of December 31, 2010, for future minimum cash payments required under operating lease and employment agreements (in thousands):

Year	Operating Leases *	Employment Agreements	Total
2011	$3,847	$216	$4,063
2012	3,378	—	3,378
2013	2,599	—	2,599
2014	1,780	—	1,780
2015	889	—	889
Thereafter	151	—	151

Total	$12,644	$216	$12,860

*	Minimum payments have not been reduced by minimum sublease rentals of $1,700,000 due in the future under noncancelable subleases.

Rent expense for 2010, 2009 and 2008 was approximately $2,971,000, $3,023,000 and $2,995,000, respectively.

Under the terms of a service agreement between Universal Processing Services of WI (d/b/a Newtek Merchant Solutions of WI, “NMS-WI”), its merchant processor and a sponsoring bank, NMS-WI is required to pay minimum fees during each 12-month period, as defined in the service agreement, to the merchant processor and sponsoring bank. The minimum fees for the 12-month period ending November 30, 2011, are to be equal to at least $1.5 million and in future years equal to at least 95% of the fees paid during the preceding 12-month period or $1.5 million, which ever amount is greater. The Company estimates that its fee payments for the 12-month period ended November 30, 2011, will meet or exceed the minimum required amount under the agreement.

Legal Matters

In the ordinary course of business, the Company may from time to time be party to lawsuits and claims. The Company evaluates such matters on a case by case basis and its policy is to contest vigorously any claims it believes are without compelling merit. The Company is currently involved in various litigation matters. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel, as to the outcome of the claims. In management’s opinion, final disposition of all such claims will not have a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company.

NOTE 15—WARRANTS:

In March 2008, a warrant was granted to purchase 50,000 shares of the Company’s common stock to a firm performing investor relations for the Company. The warrant vested in September 2008 with an exercise price of $2.00 and expires in March 2018. At the vesting date, the warrant was valued at $12,000. The compensation cost that has been charged to operations for this warrant for the year ended December 31, 2008 was $12,000 and is included in other operating costs in the accompanying consolidated statements of operations. The fair value of each warrant award is estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions: 10 year expected life, risk-free interest rate of 3.45% and expected volatility of the Company’s stock of 63.76%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The risk-free rate for periods during the expected life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term was determined based on the contractual term of the warrant. In accordance with ASC Topic 440 “Liabilities” and ASC Topic 505 “Equity”, the Company adjusted the value of the warrant to fair value at each measurement date through the date of vesting, which was September 15, 2008.

NOTE 16—TREASURY STOCK:

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

In March 2006, the Newtek Board of Directors adopted a stock buy-back program authorizing management to enter the market to re-purchase up to 1,000,000 of the Company’s common shares. As of December 31, 2010, the Company has purchased a total of 645,616 treasury shares under that authorization and in 2008 reissued 80,315 shares in connection with the company’s 401k match program. In addition, 472,814 shares that were held by an affiliate were issued to the Company as settlement of an outstanding liability and are being held as treasury shares.

NOTE 17—INCOME (LOSS) PER SHARE:

Basic income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common share equivalents is included in the calculation of diluted income (loss) per share only when the effect of their inclusion would be dilutive (In thousands, except for per share data).

	YEAR ENDED DECEMBER 31,
The calculations of Net Income (Loss) Per Share were:	2010	2009	2008
Numerator:
Numerator for basic and diluted EPS—income (loss) available to common stockholders	$1,439	$(429)	$(10,463)

Denominator:
Denominator for basic EPS—weighted average shares	35,655	35,644	35,738

Denominator for diluted EPS—weighted average shares	35,801	35,644	35,738

Net income (loss) per share: Basic and diluted	$0.04	$(0.01)	$(0.29)

The amount of anti-dilutive shares/units excluded from above is as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
Stock options	888	1,484	1,761
Warrants	50	50	50
Contingently issuable shares	83	83	394

NOTE 18—INCOME FROM TAX CREDITS:

Each Capco has a contractual arrangement with a particular state or jurisdiction that legally entitles the Capco to earn and deliver tax credits (ranging from 4% to 11% per year) from the state or jurisdiction upon satisfying certain criteria. In fiscal 2010, 2009 and 2008, the Company recognized income from tax credits resulting from the accretion of the discount attributable to tax credits earned in prior years. As the tax credits are delivered to the Certified Investors, the asset balance is offset against notes payable in credits in lieu of cash. As discussed in Note 3, the Company adopted fair value accounting concurrently with the adoption of fair value option for financial assets and financial liabilities on January 1, 2008 to value its credits in lieu of cash balance. As a result, the income from tax credit accretion for the years ended December 31, 2010, 2009 and 2008 have been valued at fair value. The total income from tax credits recognized in revenues in the consolidated statement of operations was $2,380,000, $7,837,000 and $7,988,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 19—INCOME TAXES:

(Benefit) provision for income taxes for the years ended December 31, 2010, 2009 and 2008 is as follows (In thousands):

	2010	2009	2008
Current:
Federal	$—	$(492)	$334
State and local	130	(236)	599

	130	(728)	933

Deferred:
Federal	(466)	(1,585)	(2,536)
State and local	(82)	(280)	(447)

	(548)	(1,865)	(2,983)

Total benefit for income taxes	$(418)	$(2,593)	$(2,050)

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate (34%) to the benefit for income taxes for the years ended December 31, 2010, 2009 and 2008 is as follows (In thousands):

	2010	2009	2008
	Benefit	Benefit	Benefit
Provision (benefit) for income taxes at U.S. federal statutory rate of 34%	$298	$(1,361)	$(4,441)
State and local taxes, net of federal benefit	195	(404)	(52)
Permanent differences	(84)	189	116
Deferred tax asset valuation allowance (decrease) increase	(670)	(990)	2,282
Other	(157)	(27)	45

Total benefit for income taxes	$(418)	$(2,593)	$(2,050)

The deferred tax asset valuation allowance increase in 2008 excluded the impact of the rate differential on a subsidiary that was not included in the consolidated tax group. In 2008, that impact was a benefit of $518,000. During the last quarter of 2009, the direct ownership by Newtek of that subsidiary increased to an amount greater than eighty percent and therefore is included in the consolidated tax group for 2009 and 2010. In 2009, the Company determined certain losses that previously had been valued at zero will be utilized against current and future tax profits of the Company and therefore released a valuation allowance related to those previously reserved assets. In 2010, NSBF was profitable and utilized its NOLs for the amount of taxable income it will recognize. Those NOLs were previously valued at zero.

Deferred tax assets and liabilities consisted of the following at December 31, 2010 and 2009 (In thousands):

	2010	2009
Deferred tax assets:
Net operating losses, passive and capital losses	$10,923	$17,431
Prepaid insurance	1,398	2,219
Loan loss reserves	468	322
Flow through of deferred items from investments in qualified businesses	651	718
Deferred compensation	285	257
Book / tax gains on investments	229	27
Interest payable in credits in lieu of cash	1,998	2,648
Depreciation and amortization	1,874	1,713
Other	905	1,019

Total deferred tax assets before valuation allowance	18,731	26,354
Less: Valuation allowance	(6,375)	(7,110)

Total deferred tax assets	12,356	19,244

Deferred tax liabilities:
Credits in lieu of cash	(15,358)	(22,878)

Net deferred tax liability	$(3,002)	$(3,634)

As of December 31, 2010, the Company had net operating losses of approximately $23,521,000 which will begin to expire in 2020 and $2,937,000 of capital losses which will begin expiring in 2010. In addition, the Company has available Alternative Minimum Tax credit carryforwards for tax purposes of approximately $85,000 which may be used indefinitely to reduce regular federal income taxes.

Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. The Company has a valuation allowance of approximately $6,375,000 and $7,110,000 at December 31, 2010 and 2009, respectively. Of the amount, $4,115,000 and $4,799,000, respectively, is related to deferred tax assets at NSBF and can only be used to offset future taxable income at NSBF since the assets were realized before NSBF became a member of the Company’s consolidated tax group in 2009. NSBF was profitable in 2010 and, as a result, was able to utilize a portion of its NOLs and therefore reduced the valuation allowance for the 2010 tax benefit of approximately $670,000. The Company cannot currently conclude that it is more likely than not that the remaining NOLs will be used to offset future taxable income and therefore did not release any additional portion of the valuation allowance attributable to NSBF NOLs. NBC has a valuation allowance on approximately $1,065,000 and $966,000, respectively of the 2010 and 2009 deferred tax assets which can only be used to offset future taxable income at NBC. The increase is due to the 2010 NOL generated at NBC in 2010. The Company ultimately believes it will utilize the NBC NOLs, but there has not been subjective evidence to date to allow the Company to do so.

The remaining valuation allowance of approximately $1,195,000 and $1,345,000 for the years ended December 31, 2010 and 2009, respectively, represents other assets, NOLs and capital losses that the Company believes it will ultimately recognize but currently does not have sufficient positive evidence to do so. The change in the valuation allowance on these assets is primarily due to the expiration of capital losses which the company wrote off against the capital loss asset.

The Company analyzed its tax positions taken on their Federal and State tax returns for the open tax years 2007, 2008 and 2009. The Company used three levels of analysis in determining whether any uncertainties existed with respect to these positions. The first level consisted of an analysis of the technical merits of the position, past administrative practices and precedents, industry norms and historical audit outcome. The second level of analysis was used to determine if the threshold (more than 50%) was met for the tax filing position. The third level of analysis consisted of determining the probable outcome once it was determined that the threshold was met for the tax filing position. Based on our analysis, the Company determined that there were no uncertain tax positions and that the Company should prevail upon examination by the taxing authorities.

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

NOTE 20—BENEFIT PLANS:

Defined Contribution Plan

The Company’s employees participate in a defined contribution 401(k) plan (the “Plan”) adopted in 2004 which covers substantially all employees based on eligibility. The Plan is designed to encourage savings on the part of eligible employees and qualifies under Section 401(k) of the Internal Revenue Code. Under the Plan, eligible employees may elect to have a portion of their pay, including overtime and bonuses, reduced each pay period, as pre-tax contributions up to the maximum allowed by law. The Company may elect to make a matching contribution equal to a specified percentage of the participant’s contribution, on their behalf as a pre-tax contribution. For the years ended December 31, 2010 and 2009, the Company matched 50% of the first 2% of employee contributions.

NOTE 21—RELATED PARTY TRANSACTIONS:

During the years ended December 31, 2010, 2009, and 2008, the Company provided merchant processing for a company controlled by the father-in-law of a major stockholder and former President of the Company, in the approximate amount of $42,000, $38,000 and $81,000, respectively. In addition, the Company recorded a receivable for the years ended December 31, 2010 and 2009 in the amount of $3,000 and $2,000, respectively.

A major stockholder of the Company earns gross residual payments on merchant processing revenue he generates for the Company, a portion of which is then paid to his support staff for their efforts. During the years ended December 31, 2010, 2009 and 2008, the Company paid him gross residuals of approximately $1,180,000, $532,000 and $99,000, respectively.

During the year ended December 31, 2010, the Company contracted with PMTWorks, LLC for payroll related services. Certain owners of PMTWorks, LLC also own non-controlling interest in Newtek Payroll Services, LLC, a consolidated VIE. PMTWorks, LLC provided services including operational, administrative, customer support, technical, risk management, sales and marketing and other services in order to assist Newtek Payroll Services, LLC in conducting payroll processing, tax filing, human resource information services, benefits administration, time and labor management and related ancillary business services. The Company paid a total of $67,500 for these services for the year ended December 31, 2010.

During the years ended December 31, 2009, and 2008, the Company provided merchant processing for a company who had a board member that was also a former board member of the Company. Total revenue for the years 2009 and 2008 were approximately $6,000 and $16,000, respectively.

The Company may also, from time to time, provide business services to family members or executives of the Company. These transactions are conducted at arm’s length and do not represent a material portion of the Company’s revenues.

NOTE 22—STOCK OPTIONS AND RESTRICTED STOCK GRANTED TO EMPLOYEES:

As of December 31, 2010, the Company had three share-based compensation plans, which are described below. The compensation cost that has been charged against operations for those plans was $81,000, $132,000 and $264,000 for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in salaries and benefits in the accompanying consolidated statements of operations.

The Newtek Business Services, Inc. 2000 Stock Incentive and Deferred Compensation Plan, as amended, (the “2000 Plan”) currently provides for the issuance of awards of restricted shares for up to a maximum of 4,250,000 common shares to employees and non-employees. The issuance of options under this Plan expired on December 31, 2009. All restricted shares or previously granted options are issued at the fair value on the date of grant. Options issued generally have a maximum term that ranges from 2 to 10 years and vesting provisions that range from 0 to 3 years. As of December 31, 2010, there are 2,039,000 shares available for future grant under this plan.

The Newtek Business Services, Inc. 2003 Stock Incentive Plan, as amended, (the “2003 Plan”) currently provides for the issuance of awards of restricted shares or options for up to a maximum of 1,000,000 common shares to employees and non-employees. All restricted shares or options are issued at the fair value on the date of grant. Options issued generally have a maximum term that ranges from 2 to 10 years and vesting provisions that range from 0 to 3 years. As of December 31, 2010, there are 590,000 shares available for future grant under this plan.

The Newtek Business Services, Inc. 2010 Stock Incentive Plan, (the “2010 Plan”) currently provides for the issuance of awards of restricted shares or options for up to a maximum of 1,650,000 common shares to employees and non-employees. All restricted shares or options are issued at the fair value on the date of grant. Options issued generally have a maximum term that ranges from 2 to 10 years and vesting provisions that range from 0 to 4 years. As of December 31, 2010, there are 1,650,000 shares available for future grant under this plan.

A summary of stock option activity under the 2000, 2003 and 2010 Plans as of December 31, 2010 and changes during the year then ended are presented below:

Stock Options	Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding—December 31, 2009	1,434	$2.40
Exercised	(28)	0.91		$11
Cancelled	(411)	4.80

Outstanding—December 31, 2010	995	$1.46	6.70	$263

Exercisable—December 31, 2010	995	$1.46	6.70	$263

There were 1,028,000 options granted during 2008 and there were no options granted during the years ended December 31, 2010 and 2009.

As of December 31, 2010, there was $37,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2000, 2003 and 2010 Plans. That cost is expected to be recognized ratably through July 2014.

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

In May 2008, Newtek granted certain of its employees an aggregate of 710,000 options valued at $369,000. Option awards were granted with an exercise price of $1.50 which exceeded the market price of the Company’s stock at the date of grant. The options vest on the second anniversary of date of grant and expire 10 years from the date of grant. The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model that used the following assumptions: 6 year expected life, risk-free interest rate of 3.10% and expected volatility of the Company’s stock of 53.98%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The risk-free rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected term was determined using the simplified method. Compensation cost charged to operations in connection with such grant was $119,000 and $97,000 for the years ended December 31, 2009 and 2008, respectively. The fair value of options vested in connection with this grant during 2010 aggregated $289,000.

In July 2008, Newtek granted certain employees an aggregate of 120,000 options valued at $42,000. Option awards were granted with an exercise price of $1.50 which exceeded the market price of the Company’s stock at the date of grant. The options vest on the second anniversary of date of grant and expire 10 years from the date of grant. The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model that used the following assumptions: 6 year expected life, risk-free interest rate of 3.20% and expected volatility of the Company’s stock of 54.66%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The risk-free rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected term was determined using the simplified method. Compensation cost charged to operations in connection with such grant was $9,000 and $8,000 for the years ended December 31, 2009 and 2008, respectively. The fair value of options vested in connection with this grant during 2010 aggregated $26,000.

In connection with restricted stock grants in 2007, the Company issued 6,668 shares to two employees for the year ended December 31, 2009 and 38,109 shares to three employees for the year ended December 31, 2008. The allocated portion of the related compensation costs associated with these grants was $4,000 and $30,000 for the years ended December 31, 2009 and 2008, respectively.

During the year ended December 31, 2010, Newtek granted four employees an aggregate of 41,900 shares of restricted stock valued at $41,000. The grants vest on July 1, 2014. The fair values of these grants were determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. The Company charged $4,000 to operations in 2010 in connection with the vesting period associated with these grants.

A summary of the status of Newtek’s non-vested restricted shares as of December 31, 2010 and changes during the year then ended is presented below:

Non-vested Restricted Shares	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested—December 31, 2009	—	$—
Granted	42	$1.25
Vested and issued	—	$—
Forfeited	—	$—

Non-vested—December 31, 2010	42	$1.25

NOTE 23—SEGMENT REPORTING:

Operating segments are organized internally primarily by the type of services provided. The Company has aggregated similar operating segments into six reportable segments: Electronic payment processing, Web hosting, Small business finance, All other, Corporate and Capcos.

The Electronic payment processing segment is a processor of credit card transactions, as well as a marketer of credit card and check approval services to the small- and medium-sized business market. Expenses include direct costs (included in a separate line captioned electronic payment processing costs), professional fees, salaries and benefits, and other general and administrative costs, all of which are included in the respective caption on the consolidated statements of operations.

The Web hosting segment consists of NTS, acquired in July 2004. NTS’s revenues are derived primarily from web hosting services and consist of web hosting and set up fees. NTS generates expenses such as professional fees, payroll and benefits, and depreciation and amortization, which are included in the respective caption on the accompanying consolidated statements of operations, as well as licenses and fees, rent, and general office expenses, all of which are included in other general and administrative costs in the respective caption on the consolidated statements of operations.

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

The Capco segment, which consists of the twelve Capcos, generates non-cash income from tax credits, interest income and gains from investments in qualified businesses which are included in other income. Expenses primarily include non-cash interest and insurance expense, management fees paid to Newtek (and included in the Corporate activities revenues), legal, and auditing fees and losses from investments in qualified businesses.

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

The following table presents the Company’s segment information for the years ended December 31, 2010, 2009 and 2008 and total assets as of December 31, 2010 and 2009 (In thousands):

(In thousands)

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
Third Party Revenue
Electronic payment processing	$80,936	$69,688	$63,356
Web hosting	19,168	18,858	18,088
Small business finance	9,371	7,308	7,353
All Other	1,347	2,413	2,075
Corporate activities	2,257	3,210	5,831
Capcos	2,442	7,983	8,543

Total reportable segments	115,521	109,460	105,246

Eliminations	(2,802)	(3,749)	(6,361)

Consolidated Total	$112,719	$105,711	$98,885

Inter Segment Revenue
Electronic payment processing	$814	$204	$87
Web hosting	524	366	182
Small business finance	65	89	863
All Other	3,942	563	804
Corporate activities	1,835	1,856	2,031
Capco	1,332	1,874	1,877

Total reportable segments	8,512	4,952	5,844
Eliminations	(8,512)	(4,952)	(5,844)

Consolidated Total	$—	$—	$—

Income (loss) before income taxes
Electronic payment processing	$5,718	$4,353	$4,338
Web hosting	4,730	3,925	3,335
Small business finance	2,045	(2,295)	(6,148)
All Other	(1,602)	(368)	(1,995)
Corporate activities	(6,816)	(5,940)	(5,318)
Capco	(3,198)	(3,677)	(7,281)

Total reportable segments	877	(4,002)	(13,069)
Eliminations	—	—	—

Totals	$877	$(4,002)	$(13,069)

Depreciation and Amortization
Electronic payment processing	$1,632	$1,754	$2,729
Web hosting	1,828	2,575	3,230
Small business finance	790	931	1,123
All Other	135	130	95
Corporate activities	312	437	371
Capco	12	20	44

Totals	$4,709	$5,847	$7,592

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
Interest (income) expense, net
Electronic payment processing	$(12)	$(32)	$(78)
Web hosting	103	111	59
Small business finance	169	(18)	(537)
All Other	(61)	(50)	(159)
Corporate activities	(24)	(32)	5
Capco	2,401	8,637	8,242

Consolidated total	$2,576	$8,616	$7,532

Identifiable assets
Electronic payment processing	$10,008	$12,295
Web hosting	11,403	12,382
Small business finance	95,177	43,109
All Other	4,447	5,125
Corporate activities	2,626	3,492
Capco	41,354	59,679

Consolidated total	$165,015	$136,082

NOTE 24—QUARTERLY INFORMATION (UNAUDITED):

The following table sets forth certain unaudited consolidated quarterly statement of operations data from the eight quarters ended December 31, 2010. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below. In addition, the amounts below have been restated to reflect the results of discontinued operations. The consolidated quarterly data should be read in conjunction with the current audited consolidated statements and notes thereto. The total of the quarterly EPS data may not equal to the full year results.

	Three Months Ended (In Thousands, except Per Share Data)
2010	3/31	6/30	9/30	12/31
Total Revenue	$25,853	$28,006	$29,202	$29,658
(Loss) income before income taxes	$(874)	$514	$248	$989
Net (loss) income available to common stockholders	$(467)	$931	$(318)	$1,293
(Loss) income per share—Basic and diluted	$(0.01)	$0.03	$(0.01)	$0.04

	Three Months Ended (In Thousands, except Per Share Data)
2009	3/31	6/30	9/30	12/31
Total Revenue	$24,121	$27,077	$26,812	$27,701
Loss before income taxes	$(2,078)	$(775)	$(1,099)	$(50)
Net (loss) income available to common stockholders	$(976)	$(637)	$782	$402
(Loss) income per share—Basic and diluted	$(0.03)	$(0.02)	$0.02	$0.01

NOTE 25—SUBSEQUENT EVENTS:

In February 2011, NBC entered into a three year line of credit with Sterling National Bank in an amount up to $10,000,000 that refinanced their facility with Wells Fargo Bank. This facility will be used to purchase receivables and for other working capital purposes. The interest rate will be set at 5.00% or Prime plus 2.00%, whichever is higher, with interest on the line to be paid monthly in arrears. The line will be collateralized by the receivables purchased, as well as all other assets of the Company. Newtek guarantees the line and in addition deposited $750,000 with Sterling to collateralize the guarantee. The agreement includes such financial covenants as minimum tangible net worth and maximum leverage ratio as well as the Parent having to meet a maximum leverage ratio test and a future net loss test.