Form 10-Q
period 2011-03-31
NEWTEK BUSINESS SERVICES INC
filed 2011-05-12
CIK 1094019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2011, there were 36,754,919 of the Company’s Common Shares outstanding.

Item 1. Financial Statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(In Thousands, except for Per Share Data)

	2011	2010

Operating revenues	$30,523	$25,853

Net change in fair value of:
SBA loans	(1,172)	979
Credits in lieu of cash and notes payable in credits in lieu of cash	75	161

Total net change in fair value	(1,097)	1,140

Operating expenses:
Electronic payment processing costs	17,096	15,875
Salaries and benefits	5,185	4,993
Interest	1,055	1,267
Depreciation and amortization	1,030	1,256
Provision for loan losses	13	453
Other general and administrative costs	4,213	4,023

Total operating expenses	28,592	27,867

Income (loss) before income taxes	834	(874)
(Provision) benefit for income taxes	(356)	297

Net income (loss)	478	(577)

Net loss attributable to non-controlling interests	31	110

Net income (loss) attributable to Newtek Business Services, Inc.	$509	$(467)

Weighted average common shares outstanding - basic	35,676	35,648

Weighted average common shares outstanding - diluted	36,196	35,648

Earnings (loss) per share - basic and diluted	$0.01	$(0.01)

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2011 AND DECEMBER 31, 2010

(In Thousands, except for Per Share Data)

	March 31, 2011	December 31, 2010
	Unaudited	(Note 1)
ASSETS
Cash and cash equivalents	$13,851	$10,382
Restricted cash	7,686	10,747
Broker receivable	4,081	12,058
SBA loans held for investment, net (includes $18,310 and $19,092, respectively, related to securitization trust VIE)	22,674	23,742
SBA loans held for investment, at fair value (includes $3,312 and $0, respectively, related to securitization trust VIE)	5,272	2,310
Accounts receivable (net of allowance of $295 and $193, respectively)	10,813	9,990
SBA loans held for sale, at fair value	5,559	1,014
Prepaid expenses and other assets, net (includes $829 and $866, respectively, related to securitization trust VIE)	8,350	7,809
Servicing asset (net of accumulated amortization and allowances of $5,349 and $5,189, respectively)	2,426	2,225
Fixed assets (net of accumulated depreciation and amortization of $15,213 and $14,719, respectively)	3,081	3,210
Intangible assets (net of accumulated amortization of $12,256 and $11,881, respectively)	2,385	2,753
SBA loans transferred, subject to premium recourse ($14,576 and $21,212, respectively, at fair value)	16,932	31,189
Credits in lieu of cash	29,003	35,494
Goodwill	12,092	12,092

Total assets	$144,205	$165,015

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$10,096	$10,321
Notes payable (includes $14,466 and $15,104, respectively, related to securitization trust VIE)	28,001	28,053
Deferred revenue	1,764	1,768
Liability on SBA loans transferred, subject to premium recourse	16,487	30,783
Notes payable in credits in lieu of cash	29,003	35,494
Deferred tax liability	2,846	3,002

Total liabilities	88,197	109,421

Commitments and contingencies
Equity:
Newtek Business Services, Inc. stockholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, 36,701 issued; 35,716 and 35,666 outstanding, respectively, not including 83 shares held in escrow)	734	734
Additional paid-in capital	57,530	57,650
Accumulated deficit	(2,927)	(3,436)
Treasury stock, at cost (985 and 1,035 shares, respectively)	(604)	(663)

Total Newtek Business Services, Inc. stockholders’ equity	54,733	54,285
Non-controlling interests	1,275	1,309

Total equity	56,008	55,594

Total liabilities and equity	$144,205	$165,015

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(In Thousands)

	2011	2010
Cash flows from operating activities:
Net income (loss)	$478	$(577)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from tax credits	(313)	(746)
Accretion of interest expense	388	907
Fair value adjustments on SBA loans	1,172	(979)
Fair value adjustment of credits in lieu of cash and notes payable in credits in lieu of cash	(75)	(161)
Deferred income taxes	(240)	(361)
Depreciation and amortization	1,030	1,256
Provision for loan losses	13	453
Other, net	90	88
Changes in operating assets and liabilities:
Originations of SBA loans held for sale	(15,852)	—
Originations of SBA loans transferred, subject to premium recourse	(274)	(10,802)
Proceeds from sale of SBA loans held for sale	12,217	—
Proceeds from sale of SBA loans, achieving sale status	13,050	—
Liability on SBA loans transferred, subject to premium recourse	(14,571)	12,012
Broker receivable	7,977	(2,806)
Accounts receivable	(823)	(1,782)
Prepaid expenses, accrued interest receivable and other assets	(708)	520
Accounts payable, accrued expenses and deferred revenue	(144)	1,504
Other, net	(600)	(223)

Net cash provided by (used in) operating activities	2,815	(1,697)

Cash flows from investing activities:
Return of investments in qualified businesses	111	53
Purchase of fixed assets and customer merchant accounts	(375)	(502)
SBA loans originated for investment, net	(3,158)	(1,476)
Payments received on SBA loans	947	621
Change in restricted cash	1,076	(860)
Purchase of non-controlling interest	(200)	—

Net cash used in investing activities	(1,599)	(2,164)

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (CONTINUED)

	2011	2010

Cash flows from financing activities:
Net proceeds on bank lines of credit	$691	$639
Net repayments on bank term note payable	(104)	(208)
Change in restricted cash due to debt refinancing	(750)	—
Change in restricted cash related to securitization	3,058	—
Payments on senior notes	(664)	—
Other	22	(5)

Net cash provided by financing activities	2,253	426

Net increase (decrease) in cash and cash equivalents	3,469	(3,435)
Cash and cash equivalents - beginning of period	10,382	12,581

Cash and cash equivalents - end of period	$13,851	$9,146

Supplemental disclosure of cash flow activities:

Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$6,875	$8,064

Reclassification of SBA loans held for sale to SBA loans transferred, subject to premium recourse	$—	200

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Newtek Business Services, Inc. (“Newtek” or the “Company”) is a holding company for several wholly- and majority-owned subsidiaries, including twelve certified capital companies which are referred to as Capcos, and several portfolio companies in which the Capcos own non-controlling or minority interests. The Company provides a “one-stop-shop” for business services to the small- and medium-sized business market and uses state of the art web-based proprietary technology to be a low cost acquirer and provider of products and services. The Company partners with companies, credit unions, and associations to offer its services.

The Company’s principal business segments are:

Electronic Payment Processing: Marketing third party credit card processing and check approval services to the small- and medium-sized business market.

Managed Technology Solutions (previously referred to as Web Hosting): CrystalTech Web Hosting, Inc., d/b/a/ Newtek Technology Services, offers shared and dedicated web hosting and related services to the small- and medium-sized business market.

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

Capco: Twelve certified capital companies which invest in small- and medium-sized businesses. They generate non-cash income from tax credits and non-cash interest expense.

The condensed consolidated financial statements of Newtek Business Services, Inc., its subsidiaries and consolidated entities included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and include all wholly- and majority-owned subsidiaries, and several portfolio companies in which the Capcos own non-controlling minority interest in, or those variable interest entities of which Newtek is considered to be the primary beneficiary. All inter-company balances and transactions have been eliminated in consolidation. Non-controlling interests (previously shown as minority interest) are reported below net income (loss) under the heading “Net loss attributable to non-controlling interests” in the unaudited condensed consolidated statements of operations and shown as a component of equity in the condensed consolidated balance sheets. See New Accounting Standards in Note 2 for further discussion.

The accompanying notes to unaudited condensed consolidated financial statements should be read in conjunction with Newtek’s 2010 Annual Report on Form 10-K. These financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The results of operations for an interim period may not give a true indication of the results for the entire year. The December 31, 2010 condensed consolidated balance sheet has been derived from the audited financial statements of that date but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Income from tax credits: Following an application process, a state will notify a company that it has been certified as a Capco. The state then allocates an aggregate dollar amount of tax credits to the Capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the Capco. The Capco is legally entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements and corresponding non-recapture percentages. At March 31, 2011, the Company had Capcos in five states and the District of Columbia. Each statute requires that the Capco invest a threshold percentage of Certified Capital in Qualified Businesses within the time frames specified. As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco program. Such a disqualification, or “decertification” as a Capco, results in a recapture of all or a portion of the allocated tax credits; the proportion of the recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks.

As the Capco continues to make its investments in Qualified Businesses and, accordingly, places an increasing proportion of the tax credits beyond recapture, it earns an amount equal to the non-recapturable tax credits and records such amount as “income from tax credits,” with a corresponding asset called “credits in lieu of cash,” in the accompanying condensed consolidated balance sheets. The amount earned and recorded as income is determined by multiplying the total amount of tax credits allocated to the Capco by the percentage of tax credits immune from recapture (the earned income percentage) under the state statute. To the extent that the investment requirements are met ahead of schedule, and the percentage of non-recapturable tax credits is accelerated, the present value of the tax credit earned is recognized currently and the asset, credits in lieu of cash, is accreted up to the amount of tax credits available to the Certified Investors. If the tax credits are earned before the state is required to make delivery (i.e., investment requirements are met ahead of schedule, but credits can only be used by the certified investor in a future year), then the present value of the tax credits earned are recorded upon completion of the requirements. The receivable (called “credits in lieu of cash”) is accreted to the annual deliverable amount which can then be delivered to the insurance company investors in lieu of cash interest. Delivery of the tax credits to the Certified Investors results in a decrease of the receivable and the notes payable in credits in lieu of cash.

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

Sales and Servicing of SBA Loans: NSBF originates loans to customers under the SBA program that generally provides for SBA guarantees of 50% to 75% of each loan, with 90% under a previous government stimulus program, subject to a maximum guarantee amount. Generally, NSBF sells the guaranteed portion of each loan to a third party via an SBA regulated secondary market transaction utilizing SBA Form 1086 for a price equal to the guaranteed loan amount plus a premium that includes both an upfront cash payment and the fair value of future net servicing income and retains the unguaranteed principal portion in its own portfolio. Prior to October 1, 2010, NSBF recognized the revenue item “Premium on loan sales” net of capitalized loan expenses and the discount on the retained unguaranteed portion; subsequent to the adoption of fair value of SBA 7(a) loans on October 1, 2010, NSBF recognizes premium on loan sales as equal to the cash premium plus the fair value of the servicing income. Revenue is recognized on the trade date of the guaranteed portion, except as described below.

Prior to February 7, 2011, SBA Form 1086 required as part of the transferor’s representations and warranties that the transferor repay any premium received from the transferee if either the SBA 7(a) loan borrower prepays the loan within 90 days of the transfer settlement date or fails to make one of its first three loan payments after the settlement date in a timely fashion and then proceeds to default within 275 days of the settlement date. Based on management’s best estimate and considering historical prepayment performance of the loan portfolio, the Company took the position that the premium was fully recognized at trade date, and a provision against the premium was not required at the time of the sale. However, effective January 1, 2010, Accounting Standards Codification (“ASC”) Topic 860, “Transfers and Servicing,” precludes sale treatment of the transferred guaranteed portions during this warranty period; rather NSBF is required to account for this as a financing arrangement with the transferee. Until the warranty period expires, such transferred loans are classified as “SBA Loans Transferred, subject to premium recourse” with a matching liability “Liability on SBA Loans Transferred, subject to premium recourse.” At the expiration of the warranty period, the sale of the guaranteed portions of these loans as well as the corresponding gain is recognized, and the asset and liability eliminated. After February 7, 2011, the new SBA Form 1086 allowed the Company to recognize premium income concurrent with the date of transfer, as was done prior to January 1, 2010. As a result, “SBA loans transferred, subject to premium recourse” and “Liability on SBA loans transferred, subject to premium recourse” will continue to decrease throughout 2011 with the expectation that they will reach zero by September 30, 2011.

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

The detail of total operating revenues included in the condensed consolidated statements of operations is as follows:

(In thousands):	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Electronic payment processing	$20,087	$18,756
Web hosting	4,829	4,788
Premium income	3,014	—
Interest income	725	392
Servicing fee	640	458
Income from tax credits	313	746
Insurance commissions	256	207
Other income	659	506

Totals	$30,523	$25,853

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

Restricted Cash

Restricted cash includes cash collateral relating to a letter of credit; monies due on SBA loan-related remittances and insurance premiums received by the Company and due to third parties; cash held by the Capcos restricted for use in managing and operating the Capco, making qualified investments and for the payment of income taxes; cash held in a pre-funding account which will be used to purchase future unguaranteed portions of SBA 7(a) loans (as of December 31, 2010 only), cash reserves and prepaid interest associated with the securitization, and a cash account maintained as a reserve against chargeback losses.

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

Equity Method. Investments that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee’s Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee, including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the investee. Under the equity method of accounting, an investee’s accounts are not reflected within the Company’s condensed consolidated financial statements; however, the Company’s share of the earnings or losses of the investee is reflected in the Company’s condensed consolidated financial statements.

Cost Method. Investments not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the net earnings or losses of such investments is not included in the Company’s condensed consolidated financial statements. However, cost method impairment charges are recognized, as necessary, in the Company’s condensed consolidated financial statements. If circumstances suggest that the value of the investee has subsequently recovered, such recovery is not recorded until ultimately liquidated or realized.

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

Securitization Activities

NSBF engaged in a securitization of the unguaranteed portions of its SBA 7(a) loans in 2010. Because the transfer of these assets to the Newtek Small Business Loan Trust 2010-1 (the “Trust”), a variable interest entity (“VIE”), did not meet the criteria of a sale, it was treated as a secured borrowing. NSBF continues to recognize the assets of the VIE in loans held for investment and the associated financing of the VIE in notes payable on the accompanying condensed consolidated balance sheets.

The liabilities recognized as a result of consolidating the VIE do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE. Conversely, assets recognized as a result of consolidating the VIE do not represent additional assets that could be used to satisfy claims against the Company’s general assets. All of the assets and the liabilities of the VIE are presented parenthetically on the accompanying condensed consolidated balance sheets.

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

Fair Value

The Company adopted the methods of fair value to value its financial assets and liabilities. The Company carries its credits in lieu of cash, prepaid insurance and notes payable in credits in lieu of cash at fair value. In addition, the Company elected on October 1, 2010 to fair value its SBA loans held for investment, SBA loans held for sale and SBA loans transferred subject to premium recourse. The Company also carries impaired loans and other real estate owned at fair value. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the Company utilized a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

The Company’s U.S. Federal and state income tax returns prior to fiscal year 2007 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

The Company sells its services to businesses throughout the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires collateral, such as accounts receivable and/or other assets of the client, whenever deemed necessary. For the three months ended March 31, 2011 and 2010, no single customer accounted for 10% or more of the Company’s revenue or of total accounts receivable at March 31, 2011 and December 31, 2010.

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

New Accounting Standards

In June 2009, the FASB issued an accounting standard which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets and removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard became effective for the Company on January 1, 2010 and its effect on asset, liability and revenue recognition was previously described in this note, under Revenue Recognition, Sales and Servicing of SBA Loans. This accounting standard was subsequently codified into the ASC Topic 860, “Transfers and Servicing.”

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

In February 2010, the FASB issued ASU No. 2010-10, “Amendments for Certain Investment Funds” and in December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. These ASUs amend the VIE guidance of ASC Topic 810, which the Company adopted on July 1, 2010. This guidance amends FIN 46(R), as codified in ASC Topic 810, to require the Company to perform an analysis of existing investments to determine whether variable interest or interests give the Company a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of significant impact on a VIE and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. It also amends ASC Topic 810 to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. As a result of adoption, the Company is no longer considered the primary beneficiary of OnLAN, LLC (“OnLAN”), a VIE for which the Company was considered the primary beneficiary and which required the financial performance of OnLAN to be consolidated in the Company’s financial statements, and the Company was no longer required to consolidate OnLAN in its financial statements effective July 1, 2010. As a result of the adoption of the new VIE guidance in ASC 810, the Company recorded a cumulative-effect adjustment to increase retained earnings by $99,000 in 2010 which represented the difference between the cumulative net losses previously recorded through the consolidation of OnLAN and its actual investment. The Company’s equity value of the OnLAN investment recorded on the Company’s books as of March 31, 2011 and December 31, 2010 is $118,000 and $105,000, respectively, and is included in prepaid expenses and other assets on the accompanying condensed consolidated balance sheets.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This standard is effective for interim and annual reporting periods after December 15, 2010. The adoption did not have a material impact on the Company because the Company already includes the necessary disclosures in its financial statements.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” which defers the effective date related to the disclosures required in ASU No. 2010-20, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring. As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU will have no impact on the Company’s condensed consolidated statements of operations and balance sheets.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. This standard is effective for interim and annual reporting periods after June 15, 2011. The Company is currently evaluating the impact of adopting ASU No. 2011-02 on its condensed consolidated statements of operations and balance sheets.

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

Fair Value Option Election – Credits in Lieu of Cash, Prepaid Insurance and Notes Payable in Credits in Lieu of Cash

Under the cost basis of accounting, the discount rates used to calculate the present value of the credits in lieu of cash and notes payable in credits in lieu of cash did not reflect the credit enhancements that the Company’s Capcos obtained from Chartis, Inc. (“Chartis”) (the renamed property and casualty holdings of American International Group, Inc., “AIG”), namely its AA+ rating at such time, for their debt issued to certified investors. Instead the cost paid for the credit enhancements was recorded as prepaid insurance and amortized on a straight-line basis over the term of the credit enhancements.

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

Based on the aforementioned characteristics and in view of the Chartis credit enhancements, the Company believes that market participants purchasing or selling its Capcos’ debt, and therefore its credits in lieu of cash and notes payable in credits in lieu of cash, view nonperformance risk to be equal to the risk of Chartis nonperformance risk and as such both the fair value of credits in lieu of cash and notes payable in credits in lieu of cash should be priced to yield a rate equal to comparable U.S. Dollar denominated debt instruments issued by Chartis’ parent, AIG. Because the value of notes payable in credits in lieu of cash directly reflects the credit enhancement obtained from Chartis, the unamortized cost relating to the credit enhancement will cease to be separately carried as an asset on Company’s condensed consolidated balance sheets and is incorporated in notes payable in credits in lieu of cash.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2011 are as follows (in thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3	Total Gains and Losses
Assets:
Credits in lieu of cash	$29,003	$—	$29,003	$—	$—

Liabilities:
Notes payable in credits in lieu of cash	$29,003	$—	$29,003	$—	$75

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2010 are as follows (in thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3	Total Gains and Losses
Assets:
Credits in lieu of cash	$35,494	$—	$35,494	$—	$—

Liabilities:
Notes payable in credits in lieu of cash	$35,494	$—	$35,494	$—	$38

Credits in lieu of cash and Notes payable in credits in lieu of cash

The Company elected to account for both credits in lieu of cash and notes payable in credits in lieu of cash at fair value in order to reflect in its condensed consolidated financial statements the assumptions that market participant’s use in evaluating these financial instruments.

Fair value measurements:

The Company’s Capcos’ debt, enhanced by Chartis insurance, effectively bears the nonperformance risk of Chartis. The closest trading comparators are the debt of Chartis’ parent, AIG. Therefore the Company calculates the fair value of both the credits in lieu of cash and notes payable in credits in lieu of cash using the yields of various AIG notes with similar maturities to each of the Company’s respective Capcos’ debt (the “Chartis Note Basket”). The Company elected to discontinue utilizing AIG’s 7.70% Series A-5 Junior Subordinated Debentures because those long maturity notes began to trade with characteristics of a preferred stock after AIG received financing from the United States Government. The Company considers the Chartis Note Basket a Level 2 input under fair value accounting, since it is a quoted yield for a similar liability that is traded in an active exchange market. The Company selected the Chartis Note Basket as the most representative of the nonperformance risk associated with the Capco notes because they are Chartis issued notes, are actively traded and because maturities match credits in lieu of cash and notes payable in credits in lieu of cash.

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

On December 31, 2010, the yield on the Chartis Note Basket was 4.38%. As of March 31, 2011, the date the Company revalued the asset and liability, the yields on the Chartis notes averaged 4.39% reflecting changes in interest rates in the marketplace. This increase in yield decreased both the fair value of the credits in lieu of cash and the fair value of the notes payable in credits in lieu of cash. The Company decreased the value of the credits in lieu of cash to equal the value of the notes payable in credits in lieu of cash because the credits in lieu of cash can only be used to satisfy the liability and must equal the value of the notes payable in credits in lieu of cash at all times. The net change in fair value reported in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2011 was a gain of $75,000.

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

Changes in the future yield of the Chartis Note Basket will result in changes to the fair values of the credits in lieu of cash and notes payable in credits in lieu of cash when calculated for future periods; these changes will be reported through the Company’s condensed consolidated statements of operations.

Fair Value Option Election – Liability on SBA Loans Transferred, Subject to Premium Recourse

Effective January 1, 2010, a new accounting standard codified into ASC Topic 860, “Transfers and Servicing,” requires for the guaranteed portions transferred that the Company, due to the premium warranty formerly incorporated in SBA Form 1086 (see the discussion above), establish a new asset related to the guaranteed portion of SBA 7(a) loans contractually sold but subject to premium recourse and a matching liability until the end of the warranty period. Contemporaneous with the adoption of this new accounting standard the Company elected the fair value option for valuing this new liability, which is captioned in the condensed consolidated financial statements as “Liability on SBA loans transferred, subject to premium recourse.” At the time, management elected to adopt the fair value option because it more accurately reflected the economics of the transaction. For liabilities created prior to October 1, 2010 and prior to the adoption of fair value for the loans themselves, within the fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value, the Company utilizes Level 3 unobservable inputs which reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the liability (including assumptions about risk). The Company values the liability based on the probability of payment given the Company’s history of returning premium: the transferee will receive 100% of the guaranteed portion from either the borrower or the SBA and approximately 3% of the premium amount from the Company. The aforementioned return of premiums is triggered by either the borrower’s prepayment of the loan within 90 days of the transfer settlement date or the borrower’s default within 275 days of the settlement date on loans where any of the borrower’s first three payments were delinquent.

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

After February 7, 2011, the new Form 1086 will allow the Company to recognize premium income concurrent with the trade date, as was done prior to January 1, 2010. As a result of this, the balances at December 31, 2010 in “Liability on SBA loans transferred, subject to premium recourse” will decrease throughout 2011 with the expectation that they will reach zero by September 30, 2011.

Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2011 are as follows (in thousands):

	Fair Value Measurements Using:				Total Gains
	Total	Level 1	Level 2	Level 3	and Losses
Liabilities:

Liability on SBA loans transferred, subject to premium recourse	$16,487	$—	$—	$16,487	$—

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2010 are as follows (in thousands):

	Fair Value Measurements Using:				Total Gains
	Total	Level 1	Level 2	Level 3	and Losses
Liabilities:

Liability on SBA loans transferred, subject to premium recourse	$30,783	$—	$—	$30,783	$—

Below is a summary of the activity in the liability on SBA loans transferred, subject to premium recourse for the three months ended March 31, 2011 (In thousands):

Balance at December 31, 2010	$30,783
SBA loans sold, no longer subject to premium recourse	(14,296)

Balance at March 31, 2011	$16,487

Fair Value Option Election – SBA 7(a) Loans

On October 1, 2010, the Company elected to utilize the fair value option for SBA 7(a) loans funded on or after that date. Management believed that doing so would promote its effort to both simplify and make more transparent its financial statements by better portraying the true economic value of this asset on its balance sheet and statement of operations. Primarily, NSBF has made SBA 7(a) loans carrying guarantees of 75% and 85%; from 2009 through early 2011 under a special program, most of the loans NSBF originated carried a guarantee of 90%. NSBF, both historically and as a matter of its business plan, transfers the guaranteed portions via SBA Form 1086 into the secondary market when the guaranteed portion becomes available for sale upon the closing and fully funding of the SBA 7(a) loan and retains the unguaranteed portions. Management recognized that the economic value in the guaranteed portion did not inure to NSBF at the time of their sale but rather when the guaranty attached at origination; amortization accounting by its nature does not recognize this increase in value at the true time when it occurred. Under the fair value option, the value of the guarantee is recorded when it economically occurs at the point of the creation of the loan, and is not delayed until when the sale occurs. Contemporaneously, the value of the unguaranteed portion will also be determined to reflect the full, fair value of the loan.

Although the fair value election is for the entire SBA 7(a) loan, the Company primarily sells the guaranteed portions at the completion of funding. The need to record the fair value for the guaranteed portion of the loan will primarily occur when a guaranteed portion is not traded at period end (“SBA loans held for sale”). The unguaranteed portion retained is recorded under “SBA loans held for investment.”

SBA Loans Held for Investment

For loans that completed funding before October 1, 2010, SBA loans held for investment are reported at their outstanding unpaid principal balances adjusted for charge-offs, net deferred loan origination costs and the allowance for loan losses. For loans that completed funding on or after October 1, 2010, management elected to fair value SBA loans held for investment within the fair value hierarchy that prioritizes observable and unobservable inputs utilizing Level 3 unobservable inputs which reflect the Company’s own expectations about the assumptions that market participants would use in pricing the asset (including assumptions about risk). Because there currently is no secondary market for the unguaranteed portions, the Company uses a combination of trading information from the guaranteed sales, as was previously used to determine the discount on the unguaranteed portions, and the historical performance of NSBF’s loans applied to their outstanding unpaid principal balances. If a loan measured at fair value is subsequently impaired, then the fair value of the loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Because the loans bear interest at a variable rate, NSBF does not have to factor in interest rate risk.

SBA Loans Held For Sale

Prior to October 1, 2010, loans originated and intended for sale in the secondary market, that is the guaranteed portions of SBA 7(a) loans, were carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors. For guaranteed portions funded on or after October 1, 2010, management elected to fair value SBA loans held for sale within the fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value utilizing Level 2 assets. These inputs include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or have values determined using a pricing model with inputs that are observable in the market. The secondary market for the guaranteed portions is extremely robust with broker dealers acting as primary dealers. NSBF sells regularly into the market and can quickly price its loans for sale. The Company values the guaranteed portion based on market prices equal to the guaranteed loan amount plus a premium that includes both an upfront cash payment (utilizing quoted prices) and the value of a stream of payments representing servicing income received in excess of NSBF’s servicing cost (valued using a pricing model with inputs that are observable in the market).

SBA Loans Transferred, Subject to Premium Recourse

Effective January 1, 2010, a new accounting standard codified into ASC Topic 860, “Transfers and Servicing,” required for the guaranteed portions transferred that the Company, due to the premium warranty formerly incorporated in SBA Form 1086 (the warranty ceased as part of the form on February 7, 2011), establish a new asset related to the guaranteed portion of SBA 7(a) loans contractually sold but subject to premium recourse. Prior to October 1, 2010, guaranteed loans transferred in the secondary market are carried at cost. For guaranteed portions funded on or after October 1, 2010, management elected to fair value SBA loans transferred, subject to premium recourse within the fair value hierarchy that prioritizes observable and unobservable inputs utilizing Level 2 assets. The Company values the guaranteed portion based on market prices equal to the guaranteed loan amount plus a premium that includes both an upfront cash payment (utilizing quoted prices) and the value of a stream of payments representing servicing income received in excess of NSBF’s servicing cost (valued using a pricing model with inputs that are observable in the market).

After February 7, 2011, the new Form 1086 allows the Company to recognize premium income concurrent with the date of transfer, as was done prior to January 1, 2010. As a result of this, the balances at March 31, 2011 and December 31, 2010 in “SBA loans transferred, subject to premium recourse” will decrease throughout 2011 with the expectation that they will reach zero by September 30, 2011.

	Fair Value Measurements at March 31, 2011 Using:				Total Gains and
	Total	Level 1	Level 2	Level 3	(Losses)
Assets

SBA loans held for investment	$5,272	$—	$—	$5,272	$(324)

SBA loans held for sale	5,559	—	5,559	—	636

SBA loans transferred, subject to premium recourse	14,576	—	14,576	—	58

Total assets	$25,407	$—	$20,135	$5,272	$370

	Fair Value Measurements at December 31, 2010 Using:				Total Gains and
	Total	Level 1	Level 2	Level 3	(Losses)
Assets

SBA loans held for investment	$2,310	$—	$—	$2,310	$(285)

SBA loans held for sale	1,014	—	1,014	—	32

SBA loans transferred, subject to premium recourse	21,212	—	21,212	—	437

Total assets	$24,536	$—	$22,226	$2,310	$184

Below is a summary of the activity in SBA loans held for investment, at fair value for the three months ended March 31, 2011 (In thousands):

Balance at December 31, 2010	$2,310
SBA loans held for investment, originated	3,286
Fair value loss	(324)

Balance at March 31, 2011	$5,272

Other Fair Value Measurements

Assets Measured at Fair Value on a Non-recurring Basis are as follows (In thousands):

	Fair Value Measurements at March 31, 2011 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets

Impaired loans	$5,787	$—	$—	$5,787	$(13)

Other real-estate owned	305	—	305	—	(16)

Total assets	$6,092	$—	$305	$5,787	$(29)

	Fair Value Measurements at December 31, 2010 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets

Impaired loans	$5,813	$—	$—	$5,813	$(1,847)

Impaired customer merchant accounts	—	—	—	—	(25)

Other real-estate owned	327	—	327	—	(8)

Total assets	$6,140	$—	$327	$5,813	$(1,880)

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

NOTE 4 – SBA LOANS:

SBA loans are geographically concentrated in Florida (20% of the portfolio) and New York (12% of the portfolio). Below is a summary of the activity in the SBA loans held for investment, net of SBA loan loss reserves for the three months ended March 31, 2011 (In thousands):

Balance at December 31, 2010	$26,052
SBA loans funded for investment	3,286
Fair value adjustment	(324)
Loans foreclosed into real estate owned	(16)
Payments received	(947)
Provision for SBA loan losses	(13)
Discount on loan originations, net	(92)

Balance at March 31, 2011	$27,946

Below is a summary of the activity in the reserve for loan losses for the three months ended March 31, 2011 (In thousands):

Balance at December 31, 2010	$3,560
SBA loan loss provision	13
Recoveries	2
Loan charge-offs	(107)

Balance at March 31, 2011	$3,468

Below is a summary of the activity in the SBA loans held for sale for the three months ended March 31, 2011 (In thousands):

Balance at December 31, 2010	$1,014
Originations of SBA Loans held for sale	16,126
Fair value adjustment	636
SBA loans sold	(12,217)

Balance at March 31, 2011	$5,559

All loans are priced at the Prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with the Company. As of March 31, 2011 and December 31, 2010, net SBA loans receivable held for investment with adjustable interest rates amounted to $25,482,000 and $23,306,000, respectively.

For the three months ended March 31, 2011 and 2010, the Company funded approximately $19,413,000 and $12,139,000 in loans and sold and transferred approximately $12,217,000 and $11,002,000 of the guaranteed portion of the loans, respectively. Receivables from loans traded but not settled of $4,081,000 and $12,058,000 as of March 31, 2011 and December 31, 2010, respectively, are presented as broker receivable in the accompanying condensed consolidated balance sheets.

The outstanding balances of loans past due ninety days or more and still accruing interest as of March 31, 2011 and December 31, 2010 amounted to $16,000 and $535,000, respectively.

At March 31, 2011 and December 31, 2010, total impaired non-accrual loans amounted to $8,317,000 and $8,106,000, respectively. For the three months ended March 31, 2011 and for the year ended December 31, 2010, the average balance of impaired non-accrual loans was $8,271,000 and $8,385,000, respectively. Approximately $2,530,000 and $2,516,000 of the allowance for loan losses were allocated against such impaired non-accrual loans, respectively. The following is a summary of SBA loans held for investment as of:

(In thousands):	March 31, 2011		December 31, 2010
	Fair Value	Cost Basis	Fair Value	Costs Basis
Due in one year or less	$—	$11	$—	$11
Due between one and five years		4,131	—	3,895
Due after five years	5,882	23,595	2,595	24,898

Total	5,882	27,737	2,595	28,804
Less : Allowance for loan losses	—	(3,468)	—	(3,560)
Less: Deferred origination fees, net	—	(1,595)	—	(1,502)
Less: Fair value adjustment	(610)	—	(285)	—

Balance (net)	$5,272	$22,674	$2,310	$23,742

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

The changes in the value of the Company’s servicing rights for the three months ended March 31, 2011 were as follows:

(In thousands):
Balance at December 31, 2010	$2,225
Servicing rights capitalized	363
Servicing assets amortized	(162)

Balance at March 31, 2011	$2,426

The estimated fair value of capitalized servicing rights was $2,426,000 and $2,225,000 at March 31, 2011 and December 31, 2010, respectively. The estimated fair value of servicing assets at both balance sheet dates was determined using a discount rate of 17%, weighted average prepayment speeds ranging from 1% to 11%, depending upon certain characteristics of the loan portfolio, weighted average life of 3.55 years, and an average default rate of 7%. The Company uses an independent valuation specialist to estimate the fair value of the servicing asset.

The unpaid principal balances of loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others within the NSBF originated portfolio were $190,731,000 and $179,894,000 as of March 31, 2011 and December 31, 2010, respectively. The unpaid principal balances of loans serviced for others which were not originated by NSBF and are outside of the Newtek portfolio were $75,365,000 and $73,062,000 as of March 31, 2011 and December 31, 2010, respectively.

NOTE 6 – NOTES PAYABLE:

In February 2011, NBC entered into a three year line of credit with Sterling National Bank in an amount up to $10,000,000 that refinanced their facility with Wells Fargo Bank. This facility will be used to purchase receivables and for other working capital purposes. The interest rate is set at 5.00% or prime plus 2.00%, whichever is higher, with interest on the line to be paid monthly in arrears. The line is collateralized by the receivables purchased, as well as all other assets of the Company. Newtek guarantees the line and in addition deposited $750,000 with Sterling to collateralize the guarantee. The balance of the line of credit, included in bank notes payable on the condensed consolidated balance sheet at March 31, 2011, was $4,719,000 and the interest rate at March 31, 2011 was 5.25%. The agreement includes such financial covenants as minimum tangible net worth and maximum leverage ratio as well as the Parent having to meet a maximum leverage ratio test and a future net loss test.

NOTE 7 – TREASURY STOCK:

In connection with the Company’s 401(k) plan, at December 31, 2010, the Company elected to make a matching contribution in the form of Company stock equal to 50% of the first 2% of employee’s 2010 contributions, up to a maximum match of 1%. In March 2011, in connection with this match, 49,813 treasury shares were transferred to the Company’s 401(k) plan at a value of $1.725 per share.

NOTE 8 – STOCK OPTIONS AND RESTRICTED STOCK:

The Company had three and two share-based compensation plans as of March 31, 2011 and 2010, respectively. Shareholders of the Company approved a new share-based pan at the annual meeting during the second quarter of 2010. For the three months ended March 31, 2011 and 2010, compensation cost charged to operations for those plans was $51,000 and $36,000, respectively, and is included in salaries and benefits in the accompanying condensed consolidated statements of operations.

In March 2011, Newtek granted certain employees, executives and board of directors an aggregate of 1,142,000 shares of restricted stock valued at $1,941,000. The grants vest on July 1, 2014. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company charged $49,000 to operations in the first quarter of 2011 in connection with the vesting period associated with these grants.

There were no options granted during the three months ended March 31, 2011.

As of March 31, 2011 and December 31, 2010, there was $1,939,000 and $37,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2000, 2003 and 2010 plans. That cost is expected to be recognized ratably through July 2014.

NOTE 9 – INCOME TAXES:

The Company’s effective tax rate for the three month period ended March 31, 2011 was 43% and was comprised of a net deferred tax benefit and a current tax provision.

The deferred rate was positively impacted by the utilization of a portion of a net operating loss carry-forward (“NOL”) at NSBF for which a reserve had previously been taken. Based on NSBF’s current and expected performance for the remainder of the year, the Company believes there is sufficient evidence to conclude that it is more likely than not that such NOLs will be used for the 2011 tax year. The utilization of this tax benefit caused the Company to experience a higher than expected tax rate for the three month period. Offsetting this, the Company experienced a non-recurring tax event, whereby an equity method investment previously written off for book purposes reported in April 2011 anticipated cancellation of indebtedness income to be reported on its 2010 tax return, currently on extension. This event is projected to create approximately $1.3 million of taxable income for the 2010 tax year which will be offset by the Company’s available NOLs. This event has been recognized in the three month period ended March 31, 2011 and created a deferred tax provision of approximately $550,000.

The Company recorded a $596,000 current tax provision for the three months ended March 31, 2011 based on its annualized projected income for the year after utilization of the remaining NOLs (excluding NSBF and CDS) in 2011.

(Provision) benefit for income taxes for the three months ended March 31, 2011 and 2010 is as follows (In thousands):

	2011	2010
Current:
Federal	$(506)	$—
State	(90)	(64)

	(596)	(64)

Deferred:
Federal	204	307
State and local	36	54

	240	361

Total (provision) benefit for income taxes	$(356)	$297

NOTE 10 – INCOME (LOSS) PER SHARE:

Basic income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. The effect of common share equivalents is included in the calculation of diluted loss per share only when the effect of their inclusion would be dilutive.

The calculations of income (loss) per share were:

(In thousands except per share data):	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Numerator:
Numerator for basic and diluted income (loss) per share—income (loss) available to common shareholders	$509	$(467)

Denominator:
Denominator for basic income (loss) per share—weighted average shares	35,676	35,648
Effect of dilutive securities	520	—

Denominator for diluted income (loss) per share—weighted average shares	36,196	35,648

Income (loss) per share: basic and diluted	$0.01	$(0.01)

The amount of anti-dilutive shares/units excluded from the above calculation is as follows:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Stock options and restricted stock	—	1,236
Warrants	50	50
Contingently issuable shares	83	83

NOTE 11 – COMMITMENTS AND CONTINGENCIES:

In the ordinary course of business, the Company may from time to time be party to lawsuits and claims. The Company evaluates such matters on a case by case basis and its policy is to contest vigorously any claims it believes are without compelling merit. The Company is currently involved in various contract claims and litigation matters. Management has reviewed all claims against the Company with counsel and has taken into consideration the views of such counsel as to the outcome of the claims, and on that basis the Company has determined that it is “reasonably possible” that claims will result in a loss in the near term which it estimates to be between $100,000 and $500,000.

NOTE 12 – SEGMENT REPORTING:

Operating segments are organized internally primarily by the type of services provided. The Company has aggregated similar operating segments into six reportable segments: Electronic payment processing, Managed technology solutions, Small business finance, All other, Corporate and Capcos.

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

Effective with this quarterly report, we have elected to rename our Web hosting segment “Managed technology solutions.” The Managed technology solutions segment consists of NTS, acquired in July 2004. We believe the arrival of our new cloud offerings and cloud architecture will accelerate customer transition from self-managed applications to our secure offsite information technology services. The new name better encompasses the full range of services we provide to and manage for our customers including web hosting, web design, email and related functions, online database management, data storage and recovery, intranet based web-page systems with document sharing and time management, larger client custom architecture, and 24 hour/7 day a week U.S.-based customer support. NTS generates expenses such as professional fees, payroll and benefits, and depreciation and amortization, which are included in the respective caption on the accompanying condensed consolidated statements of operations, as well as licenses and fees, rent, and general office expenses, all of which are included in other general and administrative costs in the condensed consolidated statements of operations.

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

The Capco segment, which consists of twelve Capcos, generates non-cash income from tax credits, interest income and gains from investments in qualified businesses which are included in other income. Expenses primarily include non-cash interest and insurance expense, management fees paid to Newtek (and included in the Corporate activities revenues), legal, and auditing fees and losses from investments in qualified businesses.

Management has considered the following characteristics when making its determination of its operating and reportable segments:

•	the nature of the product and services;

•	the type or class of customer for its products and services;

•	the methods used to distribute its products or provide its services; and

•	the nature of the regulatory environment (for example, banking, insurance, or public utilities).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following table presents the Company’s segment information for the periods ended March 31, 2011 and 2010 and total assets as of March 31, 2011 and December 31, 2010 (In Thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Third Party Revenue
Electronic payment processing	$20,089	$18,763
Managed technology solutions	4,829	4,790
Small business finance	5,053	1,322
All other	354	337
Corporate activities	335	708
Capco	340	780

Total reportable segments	31,000	26,700
Eliminations	(477)	(847)

Consolidated Total	$30,523	$25,853

Inter Segment Revenue
Electronic payment processing	$275	$91
Managed technology solutions	165	107
Small business finance	20	73
All other	271	137
Corporate activities	406	465
Capco	193	407

Total reportable segments	1,330	1,280
Eliminations	(1,330)	(1,280)

Consolidated Total	$—	$—

Income (loss) before income taxes
Electronic payment processing	$1,204	$1,084
Managed technology solutions	1,231	932
Small business finance	1,271	(110)
All other	(296)	(348)
Corporate activities	(1,965)	(1,531)
Capco	(611)	(901)

Totals	$834	$(874)

Depreciation and amortization
Electronic payment processing	$381	$416
Managed technology solutions	375	490
Small business finance	192	212
All other	21	45
Corporate activities	58	90
Capco	3	3

Totals	$1,030	$1,256

	As of March 31, 2011	As of December 31, 2010
Identifiable assets
Electronic payment processing	$10,698	$10,008
Managed technology solutions	11,109	11,403
Small business finance	78,314	95,177
All other	4,565	4,447
Corporate activities	5,535	2,626
Capco	33,984	41,354

Consolidated total	$144,205	$165,015

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

The statements in this Quarterly Report on Form 10-Q may contain forward-looking statements relating to such matters as anticipated future financial performance, business prospects, legislative developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ materially from the anticipated results expressed in the forward looking statements such as intensified competition and/or operating problems in its operating business projects and their impact on revenues and profit margins or additional factors as described in Newtek Business Services’ previously filed registration statements as more fully described under “Risk Factors” above.

Our Capcos operate under a different set of rules in each of the six jurisdictions which place varying requirements on the structure of our investments. In some cases, particularly in Louisiana, we don’t control the equity or management of a qualified business but that cannot always be presented orally or in written presentations.

For the quarter ended March 31, 2011, the Company reported income before income taxes of $834,000, a $1,708,000 improvement from the loss of $(874,000) for the same quarter of 2010. This transition from loss to income resulted from continued improvements in business operations producing an increase in revenue. The Company had net income of $509,000 compared to a net loss of $(467,000) for the first quarter of 2010. Total revenues increased by $4,670,000 to $30,523,000, or 18.1%, from $25,853,000 for the quarter ended March 31, 2010, principally due to increased revenues in the Electronic payment processing, Managed technology solutions (formerly referred to as the Web hosting segment, see Note 12), Small business finance, and All other segments offset by a decrease in revenues from our Capco segment. The improvement to a profit from the net loss from the first quarter of 2010 reflects improvements in operations for all segments except Corporate: in Electronic payment processing from a gain in dollar margin; in Managed technology solutions from reduced expenses; in Small business finance from increases in loan originations, loan servicing income, interest income from a larger and better performing portfolio, and receivables financing income; and in Capco and the All other segments from reductions in expenses. Corporate, experiencing an increase in salary and benefits, continues to expand companywide marketing and IT efforts.

The Company’s effective tax rate for the quarter was 43% and was impacted by several factors, including a non-recurring event which was recognized in the first quarter of 2011 the utilization of NOLs at NSBF to offset projected NSBF annualized income, and projected taxable income after utilization of remaining NOLs (excluding NSBF and CDS) which will result in current taxes payable for the year. See Note 9 for a full discussion.

The increase in the Company’s cash and cash equivalents from $10,382,000 to $13,851,000 at March 31, 2011 is primarily due to the Company receiving the remaining proceeds from its 2010 securitization of the unguaranteed, retained loan portions of SBA 7(a) loans, previously set aside for post closing loan origination, which offset loan originations and positive operating cash flow which in turn, benefitted from a reduction in the outstanding broker receivable.

Finally, in January 2011, we rolled out our direct media advertising campaign under our banner The Small Business Authority. This marketing campaign ties together a year-long co-promotion with radio station 77 WABC Radio in which its personalities will broadcast “Live from 77 WABC and The Small Business Authority Studios”; production of our “The Small Business Authority Index”™ and “The SBA Market Sentiment Survey” ™ reflecting our polling and assessment of business conditions for small businesses; the active use of social media marketing; and our new web site www.thesba.com.

Business Segment Results:

The results of the Company’s reportable segments for the three months ended March 31, 2011 and 2010 are discussed below:

Electronic Payment Processing

	Three months ended March 31:
(In thousands):	2011	2010	$ Change	% Change
Revenue:
Electronic payment processing	$20,087	$18,756	$1,331	7%
Interest income	2	7	(5)	(71)%

Total revenue	20,089	18,763	1,326	7%

Expenses:
Electronic payment processing costs	17,094	15,872	1,222	8%
Salaries and benefits	1,065	1,081	(16)	(1)%
Professional fees	59	88	(29)	(33)%
Depreciation and amortization	381	416	(35)	(8)%
Other general and administrative costs	286	222	64	29%

Total expenses	18,885	17,679	1,206	7%

Income before income taxes	$1,204	$1,084	$120	11%

Electronic payment processing revenue increased $1,331,000 or 7% between periods due to the impact of growth in organic revenue of 8% while a reduction in revenues from acquired portfolios decreased overall growth in revenues by 1% between periods due to merchant attrition and other factors. The growth in organic revenue was due to a combination of growth in processing volumes and additional fee-based services provided to our merchants. Processing volumes were favorably impacted by an increase in the average number of merchants under contract between periods of 7%. In addition, organic revenue between periods increased due to an increase of approximately 3% in the average monthly processing volume per merchant. The increase in the average monthly processing volume per merchant is due in part to the addition of several larger volume processing merchants as well as period-over-period growth in processing volumes from existing merchants. Total organic revenue in 2011 was adversely impacted by approximately 2% due to the overall pricing mix of merchant sales volumes realized in the period.

Electronic payment processing costs increased $1,222,000 or 8% between years. Electronic payment processing costs resulting from acquired portfolios had the overall effect of decreasing such costs by less than 1% between periods due to merchant attrition and other factors. Organic electronic payment processing costs had the effect of increasing electronic payment processing cost by slightly more than 8% between periods. Processing revenues less electronic payment processing cost (“margin”) decreased approximately 0.5% from 15.4% in 2010 to 14.9% in 2011. A lower contribution to margin from acquired portfolios contributed 0.4% to the decline in margin. The introduction of new, higher margin products and services in the latter half of 2010 substantially offset the impact of lower margins being realized in 2011 due to the mix of merchant sales volumes and their related transaction processing activity between years. The increase in margin dollars was $109,000 between periods.

Excluding electronic payment processing costs, other costs decreased $16,000 or 0.9% between periods. Depreciation and amortization costs decreased $35,000 between periods as the result of certain previously acquired portfolio intangible assets becoming fully amortized between periods. Remaining costs increased $19,000 or 1.4% due to an increase in advertising and marketing related costs of $35,000 and postage and delivery costs of $20,000 which in turn were partially offset by cost reductions in salaries and wages and professional fees between periods. Marketing costs increased in conjunction with the launch of The Small Business Authority, a new marketing campaign initiated by the Company beginning in January 2011.

Income before income taxes increased $120,000 or 11% to $1,204,000 in 2011 from $1,084,000 in 2010. An increase in the dollar margin of operating revenues less EPP processing costs due to the reasons noted above coupled with a decrease in other expenses resulted in the increase in income before income taxes between periods.

Managed Technology Solutions

	Three months ended March 31:
(In thousands):	2011	2010	$ Change	% Change
Revenue:
Web hosting	$4,829	$4,788	$41	1%
Interest income	—	2	(2)	(100)%

Total revenue	4,829	4,790	39	1%

Expenses:
Salaries and benefits	1,184	1,416	(232)	(16)%
Interest	28	18	10	56%
Professional fees	185	144	41	28%
Depreciation and amortization	375	490	(115)	(23)%
Other general and administrative costs	1,826	1,790	36	2%

Total expenses	3,598	3,858	(260)	(7)%

Income before income taxes	$1,231	$932	$299	32%

The segment derives revenue primarily from recurring fees from hosting websites, including monthly contracts for shared hosting, dedicated servers, and cloud instances (the “plans”). Web hosting revenue between periods increased $41,000, or 1%, to $4,829,000 for the three months ended March 31, 2011 over the same period in 2010 due to improved revenue per plan as a result of the growth of cloud instances and an increase in the sales of custom website development services offset by the decrease in the total number of plans. Customer service and competitive pricing succeeded in lowering the rate of attrition, but sales and marketing efforts failed to provide sufficient new accounts to keep the overall plan count from declining. However, management’s intent is to grow revenues through higher service offerings to customers to drive greater revenue and margin per plan, although this may result in a lower number of plans sold overall.

The increase in revenue reflects an increase in average quarterly revenue per plan of 9% to $83.10 from $76.53 offset by a decrease in the average number of total plans by 4,455 for the three months ended March 31, 2011 as compared to the same period in 2010, or 7%, to 58,113 from 62,568. Improvement in revenue per plan primarily reflects the growth in cloud instances, web design revenue, and customers purchasing higher-cost plans and utilizing additional options and services. Web design revenue, included in web hosting revenue above, grew approximately $88,000, or 110%, for the three months ended March 31, 2011, as compared to the same period in 2010, to $168,000 from $80,000. The average number of cloud instances increased by 61, or 34%, to 240 for the three months ended March 31, 2011, from 179 for the same period in 2010 reflecting the Company’s introduction of a customer scalable cloud offering. The average number of dedicated server plans for the three months ended March 31, 2011, which generate a higher monthly fee versus shared hosting plans, decreased by 212 between periods, or 10%, to an average of 1,990 from an average of 2,202 for the same period in 2010. The average number of shared hosting plans decreased by 4,303, or 7%, to 55,883 for the three months ended March 31, 2011, from 60,186 for the same period in 2010. Competition from other web hosting providers as well as alternative website services continues to have a negative effect on plan count growth which in turn limits revenue growth.

Total segment expenses decreased by 7%, or $260,000, for the three months ended March 31, 2011 over the same period in 2010. The majority of the decrease in total expenses reflects the $232,000 decrease in salaries and benefits primarily due to a reduction in headcount between years which occurred mainly in the second quarter of 2010. The $115,000 decrease in depreciation and amortization results from a long term trend in reducing capital expenditures as a result of reduced costs for new equipment overall, more efficient use of existing equipment within the datacenter for shared and dedicated plans and the utilization of cloud architecture to more efficiently provide services to customers. The increase of $41,000 in professional fees was primarily due to the increase in web design costs in direct connection with the additional service offering to customers for custom website development. The $36,000 increase in other general and administrative costs was primarily due to the purchase of a software upgrade protection plan for software that provides site administration tools and other services to customers. Additionally, marketing costs increased in conjunction with the launch of The Small Business Authority, a new marketing campaign initiated by the Company at the start of 2011.

Income before income taxes increased 32% or $299,000 to $1,231,000 for the three months ended March 31, 2011 from $932,000 for the same period in 2010. The improvement in profitability primarily resulted from the decrease in salaries and benefits and depreciation and amortization.

Small Business Finance

	Three months ended March 31:
(In thousands):	2011	2010	$ Change	% Change
Revenue:
Premium income	$3,014	$—	$3,014	—%
Servicing fee	639	457	182	40%
Interest income	691	336	355	106%
Management fees	146	146	—	—%
Other income	563	383	180	47%

Total revenue	5,053	1,322	3,731	282%

Net change in fair value of:
SBA loans transferred, subject to premium recourse	(1,484)	979	(2,463)	(251)%
SBA loans held for sale	636	—	636	—%
SBA loans held for investment	(324)	—	(324)	—%

Total net change in fair value	(1,172)	979	(2,151)	(220)%

Expenses:
Salaries and benefits	1,105	796	309	39%
Interest	630	333	297	89%
Management fees	—	115	(115)	(100)%
Professional fees	162	140	22	16%
Depreciation and amortization	192	212	(20)	(9)%
Provision for loan losses	13	453	(440)	(97)%
Other general and administrative costs	508	362	146	40%

Total expenses	2,610	2,411	199	8%

Income (loss) before income taxes	$1,271	$(110)	$1,381	1,255%

Revenue is derived primarily from premium income generated by the sale of the guaranteed and unguaranteed portions of SBA loans. Additionally, the Company derives revenue from interest income on SBA loans held for investment and those awaiting sale recognition, servicing fee income on the guaranteed portions of SBA loans previously sold, servicing income for loans originated by other lenders for which NSBF is the servicer, and financing and billing services, classified as other income above, provided by NBC. Most SBA loans originated by NSBF charge an interest rate equal to the Prime rate plus an additional percentage amount; the interest rate resets to the current Prime rate on a monthly or quarterly basis, which will result in changes to the amount of interest accrued for that month and going forward and a re-amortization of a loan’s payment amount until maturity.

Prior to February 7, 2011, guaranteed portions sold in SBA secondary market transactions included a premium warranty which precluded sale treatment until the end of the expiration of the warranty period usually 90 to 270 days thereafter: such transferred loans are classified as “SBA loans transferred, subject to premium recourse” with a matching liability, “Liability on SBA loans transferred, subject to premium recourse.” The Company fair values these SBA loans transferred asset and liability, resulting in a fair value gain. At the expiration of the warranty period, the sale of the guaranteed portions of these loans as well as the corresponding gain is recognized into premium income, the asset and liability eliminated, and any fair value gain is reversed. Effective February 7, 2011, the SBA removed the premium warranty allowing the Company to recognize premium income concurrent with the date of sale for guaranteed portions sold on or after that date and eliminating additions to the SBA loans transferred asset and liability. As the remaining loans sold with the premium warranty achieved sale status during the quarter, the balances at March 31, 2011 in “SBA loans transferred, subject to premium recourse” and “Liability on SBA loans transferred, subject to premium recourse” decreased from year end; they will continue to do so with the expectation that they will reach zero balances by September 30, 2011.

On October 1, 2010, the Company elected to utilize the fair value option for SBA 7(a) loans funded on or after that date. As a result, the Company recorded changes in the fair value for the guaranteed portions that were not sold at period end (“SBA loans held for sale”) and for loans funded and sold on or after October 1, 2010. For these fair value loans, premium on loan sales equals the cash premium and servicing asset paid by the purchaser in the secondary market, the discount created on the unguaranteed portion from the sale which formerly reduced premium income is now included in the fair value line item, and, by not capitalizing various transaction expenses, the salary and benefit and loan processing expense lines portray a value closer to the cash cost to operate the lending business. Period to period comparisons will now reflect these differences between fair value accounting and the former cost basis until prior periods using cost basis accounting are no longer presented.

For the three months ended March 31, 2011, the Company recognized $3,014,000 of premium income from 24 loans sold aggregating $11,942,000 which was not subject to the premium warranty and 23 loans aggregating $14,566,000 previously transferred that achieved sale status during the quarter. Because of the premium warranty in existence at that time delaying sale recognition, the Company did not record premium income during the first quarter 2010 for the 17 guaranteed loans transferred aggregating $11,002,000. During the first quarter 2011, the Company transferred 2 guaranteed loans aggregating $274,000 prior to the elimination of the premium warranty for a total of $12,217,000 in loans transferred and/or sold during the quarter. Premiums on guaranteed loan sales averaged 111.57 with 1% servicing in the first quarter 2011 compared with 109.21 with 1% servicing in the quarter ended March 31, 2010.

Servicing fee income related to SBA loans increased by $182,000 due primarily to the addition of servicing income associated with the FDIC contract which totaled $232,000 for the three months ended March 31, 2011 compared with $64,000 for the three months ended March 31, 2010. A decline in guaranteed loan repurchases by the SBA resulted in a $32,000 decrease in the service fee income. The remaining increase was attributable to the average NSBF servicing portfolio increasing from $127,298,000 for the three month period ending March 31, 2010 to $174,029,000 for the first quarter of 2011. This increase was the direct result of renewed loan originations which began at the end of 2009.

Interest income increased by $355,000 due to the recognition of $272,000 of interest earned from SBA loans transferred, subject to recourse, during the three months ended March 31, 2011; as the transferred loans achieve sales status this interest income will decrease. In addition, interest on SBA loans increased by $83,000 as a result of the growth of the portfolio; the average outstanding performing portfolio of SBA loans held for investment increased from $20,101,000 to $27,900,000 for the quarters ended March 31, 2010 and 2011, respectively.

Other income increased by $180,000 primarily due to an increase in revenue earned by Newtek Business Credit. Fees earned on receivables purchased increased by $129,000 during the three months ended March 31, 2011 as compared with the three months ended March 31, 2010. This increase was attributable to an increase in the number of clients serviced as well as an increase in the amount of receivables purchased from existing clients. Additionally, packaging fee income, which had previously been capitalized at NSBF, is now recognized upfront as a result of the adoption of fair value accounting for loans funded on or after October 1, 2010.

During the first quarter of 2010, the Company recorded a fair value gain of $979,000 related to 17 guaranteed loans transferred aggregating $11,002,000. During the first quarter of 2011, as a result of the elimination of the premium warranty, only two loans transferred did not achieve sale status, while 23 previously transferred loans were recognized as sales, thereby reducing the corresponding fair value adjustment by a net amount of $1,484,000. In addition, the Company recorded a fair value gain of $636,000 for “SBA loans held for sale.” Changes in loans held for investment which have been measured at fair value are represented as “Fair value adjustment on SBA loans held for investment.” During the first quarter 2011, loans originated and held for investment aggregated $3,286,000 with a corresponding fair value loss of $324,000.

Salaries and benefits increased by $309,000 primarily due to the addition of staff in the originating, servicing and liquidation departments, as well as an increase in staff to service outside contracts. This increase was partially offset by a decrease in payroll expense at NBC for the quarter ended March 31, 2011 as compared to the period ended March 31, 2010. Combined headcount increased by 17.9% from 39 at March 31, 2010 to 46 at March 31, 2011. Additionally, prior to September 30, 2010, certain related direct salary and benefit costs to originate loans were deferred and amortized over the contractual life of the SBA loan using a method that approximated the effective interest method. Starting on October 1, 2010 as discussed above, the Company began recording the origination of loans based on the fair value method which requires the upfront expensing of such direct costs. This change resulted in an additional $48,000 of expense in the three month period ended March 31, 2011 as compared to the same period in 2010.

Interest expense increased by $297,000 for the three months ended March 31, 2011 compared with the same period in 2010, due primarily to $272,000 of interest expense for Liability for SBA loans transferred, subject to premium recourse; as the transferred loans achieve sales status this interest income will decrease. Interest expense includes amortization of deferred financing costs associated with the lines of credit held by NSBF and NBC of $78,000 and $70,000 for the quarters ended March 31, 2011 and 2010, respectively. The increase in amortization of deferred financing costs for 2011 was due to the acceleration of amortization in connection with the refinancing of the term loan with Wells Fargo in the first quarter 2011. While the average debt outstanding by NSBF increased from $11,894,000 to $20,115,000 for the quarters ended March 31, 2010 and 2011, respectively, the average interest rate dropped from 7.18% to 4.35%. Although the average debt outstanding at NBC increased from $2,246,000 to $4,898,000 for the three months ended March 31, 2010 and 2011, respectively, the average interest rate decreased from 8.66% to 5.98% during the same period.

Professional fees for the three months ended March 31, 2011 increased by $22,000 primarily due to an increase in consulting expenses, attributable to obtaining a rating from the S&P for loan servicing operations and additional professional fees associated with the trustee fees in connection with the loan portfolio securitization.

Consideration in arriving at the provision for loan loss includes past and current loss experience, current portfolio composition, future estimated cash flows, and the evaluation of real estate and other collateral as well as current economic conditions. For all loans originated on or prior to September 30, 2010, management performed a loan-by-loan review for the estimated uncollectible portion of non-performing loans; subsequent to September 30, 2010, management began recording all loan originations on a fair value basis which requires a valuation reduction of the unguaranteed portion of loans held for investment to a level that takes into consideration future losses. This valuation reduction is reflected in the line item above: Net Change in Fair Value of SBA Loans Held for Investment.

The combined provision for loan loss and net change in fair value decreased from $453,000 for the three months ended March 31, 2010 to $337,000 for the corresponding period in 2011. This decrease of $116,000 period over period reflects the overall positive performance of the portfolio. The allowance for loan loss including the net change in fair value decreased from $4,178,000 or 14.4% of the gross portfolio balance of $29,029,000 at March 31, 2010 to $3,792,000 of or 11.6% of the gross portfolio balance of $32,644,000 at March 31, 2011. This decrease also reflects the positive performance of the portfolio, resulting in a return to more historical levels of reserves. Total impaired non-accrual loans decreased from $8,448,000 or 29.1% of the total portfolio at March 31, 2010 to $8,294,000 or 25.4% at March 31, 2011 with $3,212,000 or 38.0% and $2,530,000 or 30.5% of the allowance for loan losses being allocated against such impaired non-accrual loans, respectively. The year over year reduction in non-performing loans results from an improvement in the overall economic climate and less delinquent loans in the portfolio. The year over year reduction in the specific reserve reflects both the overall collateralization on the non-performing portfolio as well as the increase in the portion of that portfolio making periodic payments pending return to performing status reducing the need for a specific reserve at this time.

Other general and administrative costs increased by $146,000 due primarily to the Company recording loan related expenses based on the fair value method which requires the upfront expensing of such direct costs as well as an increase in such loan processing and servicing costs as a result of the increase in loans originated during the current quarter. Additionally, marketing costs increased in conjunction with the launch of The Small Business Authority, a new marketing campaign initiated by the Company in January 2011.

The increase of loan originations and the recognition of loan transfers from prior quarters resulted in premium income sufficient to offset the reversal of the fair value adjustment recorded in the current quarter. This, combined with improvements in servicing, interest, and other income generated by the addition to and enhanced performance of the portfolio, were sufficient to offset additional servicing expenses and resulted in pretax income of $1,271,000 versus a loss of $(110,000) for the same quarter one year ago.

All Other

	Three months ended March 31:
(In thousands):	2011	2010	$ Change	% Change
Revenue:
Insurance commissions	$256	$207	$49	24%
Other income	95	119	(24)	(20)%
Interest income	3	11	(8)	(73)%

Total revenue	354	337	17	5%

Expenses:
Salaries and benefits	435	403	32	8%
Professional fees	64	57	7	12%
Depreciation and amortization	21	45	(24)	(53)%
Other general and administrative costs	130	180	(50)	(28)%

Total expenses	650	685	(35)	(5)%

Loss before income taxes	$(296)	$(348)	$(52)	(15)%

The All Other segment includes primarily Newtek Insurance Agency, LLC and qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments.

Revenues increased $17,000 for the three months ended March 31, 2011 as compared to the same period in 2010 primarily due to a $49,000 increase in insurance commissions, offset in part by a $24,000 decrease in other income and an $8,000 decrease in interest income. Interest income decreased as a result of a decrease in cash and cash equivalents during the first quarter of 2011 as compared with the first quarter of 2010.

Salaries and benefits increased by $32,000, or 8% to $435,000, for the three months ended March 31, 2011, as compared to $403,000 for same period 2010. Professional fees increased by $7,000, or 12%, to $64,000 for first quarter ended 2011 as compared to $57,000 for 2010. Depreciation and amortization decreased $24,000, or 53%, primarily due to fixed assets that have become fully depreciated. Other general administrative costs decreased by $50,000, or 28% to $130,000, for the first quarter ended 2011, as compared to $180,000 for 2010.

Loss before income taxes decreased $52,000 for the three months ended March 31, 2011, as compared to the same period in 2010, due to the $17,000 increase in revenue as a result primarily of higher insurance commissions and a decrease in total expenses of $35,000.

Corporate activities

	Three months ended March 31:
(In thousands):	2011	2010	$ Change	% Change
Revenue:
Management fees	$331	$700	$(369)	(53)%
Interest income	4	8	(4)	(50)%

Total revenue	335	708	(373)	(53)%

Expenses:
Salaries and benefits	1,397	1,297	100	8%
Professional fees	251	255	(4)	(2)%
Depreciation and amortization	58	90	(32)	(36)%
Other general and administrative costs	594	597	(3)	(1)%

Total expenses	2,300	2,239	61	3%

Loss before income taxes	$(1,965)	$(1,531)	$434	28%

The Corporate activities segment implements business strategy, directs marketing, provides technology oversight and guidance, coordinates and integrates activities of the other segments, contracts with alliance partners, acquires customer opportunities, and owns our proprietary NewTracker™ referral system and all other intellectual property rights. This segment includes revenue and expenses not allocated to other segments, including interest income, Capco management fee income and corporate operations expenses. These operating expenses consist primarily of internal and external public accounting expenses, internal and external legal expenses, general sales and marketing, IT development, corporate officer salaries and rent for the principal executive office.

Revenue is derived primarily from management fees earned from the Capcos. Management fee revenue declined 53%, or $369,000, to $331,000 for the three months ended March 31, 2011, from $700,000 for the three months ended March 31, 2010. Management fees, which are eliminated upon consolidation, are expected to continue to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not accrued.

Total expenses increased $61,000, or 3%, for the three months ended March 31, 2011 from the same period in 2010. The increase in total expenses was primarily due to a $100,000 increase in salaries and benefits resulting from additional headcount and payroll increases, partially offset by a $32,000 decrease in depreciation and amortization, a $4,000 decrease in professional fees, and a $3,000 decrease in other general and administrative costs. The decrease in other general and administrative costs included an $87,000 decrease in telephone, travel, computer and other expenses partially offset by an $84,000 increase in marketing relating to launch of The Small Business Authority.

Loss before income taxes increased $434,000 for the three months ended March 31, 2011, as compared to the same period in 2010, primarily due to the decrease in management fee revenue and an increase in salaries and benefits.

Capco

	Three months ended March 31:
(In thousands):	2011	2010	$ Change	% Change
Revenue:
Income from tax credits	$313	$746	$(433)	(58)%
Interest income	26	29	(3)	(10)%
Other income	1	5	(4)	(80)%

Total revenue	340	780	(440)	(56)%

Net change in fair market value of:
Credits in lieu of cash and Notes payable in credits in lieu of cash	75	161	(86)	(53)%

Expenses:
Management fees	477	731	(254)	(35)%
Interest	397	916	(519)	(57)%
Professional fees	84	104	(20)	(19)%
Other general and administrative costs	68	91	(23)	(25)%

Total expenses	1,026	1,842	(816)	(44)%

Loss before income taxes	$(611)	$(901)	$(290)	(32)%

As described in Note 3 to the condensed consolidated financial statements, effective January 1, 2008, the Company adopted fair value accounting for its financial assets and financial liabilities concurrent with its election of the fair value option for substantially all credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance. These are the financial assets and liabilities associated with the Company’s Capco notes that are reported within the Company’s Capco segment. The table above reflects the effects of the adoption of fair value measurement on the income and expense items (income from tax credits, interest expense and insurance expense) related to the revalued financial assets and liability for the three months ended March 31, 2011 and 2010. In addition, the net change to the revalued financial assets and liability for the three months ended March 31, 2011 and 2010 is reported in the line “Net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash” on the condensed consolidated statement of operations.

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

Revenue is derived primarily from non-cash income from tax credits. The decrease in first quarter 2011 revenue versus the first quarter 2010 reflects the effect of the lower interest rate used under fair value accounting. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods through 2016, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense. Management fees decreased 35%, or $254,000, to $477,000 for the three months ended March 31, 2011 from $731,000 for the same period ended 2010. Management fees, which are eliminated upon consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. Interest expense decreased 57%, or $519,000, to $397,000 for the three months ended March 31, 2011 from $916,000 as a result of the lower interest rate used under the fair value accounting for the period. Professional fees and other general and administrative costs decreased $20,000 and $23,000, respectively, for the three months ended March 31, 2011 as compared to the same period in 2010. The decrease in other general and administrative costs was primarily due to a decrease in rent expense as a result of a Capco office being subleased; rental income from the sublease is recorded as an offset to rent expense.

Critical Accounting Policies and Estimates:

The Company’s significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in its Form 10-K for the fiscal year ended December 31, 2010. A discussion of the Company’s critical accounting policies, and the related estimates, are included in Management’s Discussion and Analysis of Results of Operations and Financial Position in its Form 10-K for the fiscal year ended December 31, 2010.

Liquidity and Capital Resources

Cash requirements and liquidity needs over the next twelve months are anticipated to be funded primarily through cash generated from operations, available cash and cash equivalents, existing credit lines, proposed new credit lines and additional securitizations of the Company’s SBA lender’s unguaranteed loan portions. As more fully described below, the Company’s SBA lender will require additional funding sources to maintain SBA loan originations in the latter part of 2011 under anticipated conditions; although the failure to find these sources may require the reduction in the Company’s SBA lending and related operations, it will not impair the Company’s overall ability to operate.

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

As an alternative to holding indefinitely the portions of SBA loans remaining after sale of the guaranteed portions in the SBA supervised secondary market, the Company has undertaken to securitize these unguaranteed portions. In December 2010, the first such securitization trust established by the Company issued to one investor notes in the amount of $16 million which received a Standard and Poor’s rating of AA. The SBA lender used the cash generated from the transaction to retire its outstanding term loan from Capital One, N.A. and to fund a $3 million account which during the first quarter of 2011 purchased unguaranteed portions originated subsequent to the securitization transaction. While this securitization process can provide a long-term funding source for the SBA lender, there is no certainty that it can be conducted on an economic basis. In addition, the securitization mechanism itself does not provide liquidity in the short term for funding SBA loans. The SBA lender, because its resources will be insufficient to maintain current SBA loan originations in the latter part of 2011 under anticipated conditions, will need to arrange a line to fund and warehouse the origination of unguaranteed, retained loan portions in anticipation of the next securitization. For this reason, the Company is actively discussing with various lenders obtaining additional credit facilities to sustain current lending levels.

Also in December 2010, the SBA lender entered into a new revolving loan agreement with Capital One, N.A. for up to $12 million to be used to fund the guaranteed portions of SBA loans and to be repaid with the proceeds of the sale in the secondary market of those portions. As a result, the SBA lender was able to increase the amount of loans it can fund at any one time.

Through February 28, 2011, the receivables financing unit (“NBC”) utilized a $10 million line of credit provided by Wells Fargo Bank to purchase and warehouse receivables. On February 28, 2011, NBC entered into a three year line of credit of up to $10 million with Sterling National Bank which replaced the Wells Fargo line. There is no cross collateralization between the Sterling lending facility and the Capital One term loan and credit facility; however, a default under the Capital One term loan or line of credit will create a default under the Sterling line of credit. The availability of the Sterling line of credit and the performance of the Capital One term loans are subject to compliance with certain covenants and collateral requirements as set forth in their respective agreements, as well as limited restrictions on distributions or loans to the Company by the respective debtor, none of which are material to the liquidity of the Company. At March 31, 2011, the Company and its subsidiaries were in full compliance with applicable loan covenants. The Company guarantees these loans for the subsidiaries up to the amount borrowed; in addition, the Company deposited $750,000 with Sterling to collateralize the guarantee. As of March 31, 2011, the Company’s unused sources of liquidity consisted of $13,851,000 in unrestricted cash and cash equivalents and $654,000 available through the Sterling National Bank line of credit.

Restricted cash of $7,686,000 as of March 31, 2011 is primarily held in the Capcos and NSBF. For the Capcos, restricted cash can be used in managing and operating the Capcos, making qualified investments and for the payment of taxes on Capco income. For NSBF, approximately $1,200,000 is due to participants and $1,100,000 is held by the securitization trust as a reserve on future nonperforming loans. In addition, as discussed above, the Company deposited $750,000 with Sterling to collateralize its guarantee. That amount has been classified as restricted cash.

In summary, Newtek generated and used cash as follows:

(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in) operating activities	$2,815	$(1,697)
Net cash used in investing activities	(1,599)	(2,164)
Net cash provided by financing activities	2,253	426

Net increase (decrease) in cash and cash equivalents	3,469	(3,435)

Cash and cash equivalents, beginning of period	10,382	12,581

Cash and cash equivalents, end of period	$13,851	$9,146

Net cash flows (used in) provided by operating activities increased $4,512,000 to $2,815,000 for the period ended March 31, 2011 compared to net cash flows used in operations of $(1,697,000) for the period ended March 31, 2010. The change primarily reflects the operation of the SBA lender: a $7,977,000 reduction in the broker receivables related to the sale of guaranteed portions of SBA loans offsetting the origination of loans which were not sold by quarter end. The broker receivable arises from loans traded but not settled before quarter end and represents the amount of cash due from the purchasing broker; the amount varies depending on loan origination volume and timing of sales at quarter end. In the first quarter of 2011, as discussed above, the SBA removed the premium warranty thereby permitting the recognition of secondary market sales of guaranteed portions: the

Company originated $15,852,000 of these SBA loans held for sale and sold $12,217,000. For the quarter ended March 31, 2010, because of the then extant premium warranty, the Company transferred, rather than recognized as sold, $11,002,000 of the guaranteed portions of SBA 7(a) loans in return for the “Liability for SBA loans transferred, subject to recourse” of $12,012,000. Upon the expiration of the premium warranty periods for the transferred loans, the transfers are accounted for as sales, the asset and liability will be eliminated, the gain on fair value for the liability will be reversed, and the gain on sale will be recognized: in the first quarter of 2011 $13,050,000 of previously transferred guaranteed portions achieved sales status eliminating that amount of the asset as well as $14,571,000 of the matching liability.

Net cash used in investing activities primarily includes the purchase of fixed assets and customer accounts, activity regarding the unguaranteed portions of SBA loans, changes in restricted cash and activities involving investments in qualified businesses. Net cash used in investing activities decreased by $565,000 to cash used of $(1,599,000) for the period ended March 31, 2011 compared to cash used of $(2,164,000) for the period ended March 31, 2010. The decrease was due primarily to an increase in payments received on SBA loans from $621,000 in 2010 to $947,000 in 2011, greater returns from qualified investments in 2011, $111,000 as compared to the return of $53,000 in 2010; offset by a greater amount of SBA loans originated for investment for the three month period, $(3,158,000) in 2011 versus $(1,476,000) in 2010. The change in restricted cash provided $1,076,000 of cash flow in 2011 versus $(860,000) of cash used in 2010.

Net cash provided by financing activities primarily includes the net borrowings (repayments) on bank notes payable as well as securitization activities. Net cash provided by financing activities increased by $1,827,000 to cash provided of $2,253,000 for the period ended March 31, 2011 from cash provided of $426,000 for the period ended March 31, 2010. The primary reason for the increase was the 2011 period reflects the release of approximately $3,058,000 of restricted cash related to the securitization that was designated as a pre-funding account in December 2010 and was used during the quarter to purchase unguaranteed portions of SBA 7(a) loans. Offsetting this increase was cash use of $750,000 to establish a restricted cash account with Sterling National Bank to collateralize the Company’s guarantee on the new line. Payments on senior notes related to the securitization from December 2010 used $664,000 of cash for the period ended March 31, 2011. The net proceeds on bank lines of credit of $691,000 for the three months ended March 31, 2011 reflects repayments on the Company’s lines of credit with Wells Fargo and Sterling of $(389,000) and proceeds of $1,080,000 from the Capital One line used for the origination of the guaranteed portions of SBA loans, while the same period in 2010 reflects net proceeds of $639,000 which represented borrowings on the Wells Fargo line of $1,165,000 to fund the increase in accounts receivables purchased, offset by repayments to GE of $526,000.

The $3,469,000 increase in cash and cash equivalents in 2011 is primarily due to receiving the remaining proceeds from its 2010 securitization of the unguaranteed, retained loan portions of SBA 7(a) loans, previously set aside for post-closing loan origination, which offset loan originations and positive operating cash flow which benefitted from a reduction in the outstanding broker receivable.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We consider the principal types of risk in our business activities to be fluctuations in interest rates, loan portfolio valuations and the availability of the secondary market for our SBA loans held for sale. Risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

Our SBA lender primarily lends at an interest rate of prime, which resets on a monthly or quarterly basis, plus a fixed margin. Our receivable financing business purchases receivables priced to equate to a similar prime plus a fixed margin structure. The Capital One term loan and revolver loan, the securitization notes and the new Sterling line of credit are on a prime, which resets on a monthly basis, plus a fixed margin basis. As a result the Company believes it has matched its cost of funds to its interest income in its financing activities. However, because of the differential between the amount lent and the smaller amount financed, a significant change in market interest rates will have a material effect on our operating income. In periods of sharply rising interest rates, our cost of funds will increase at a slower rate than the interest income earned on the loans we have made. This should improve our net operating income, holding all other factors constant. However, a reduction in interest rates, as has occurred since 2008, has and will result in the Company experiencing a reduction in operating income because interest income will decline more quickly than interest expense, resulting in a net reduction of benefit to operating income.

Our SBA lender depends on the availability of secondary market purchasers for the guaranteed portions of SBA loans and the premium received on such sales to support its lending operations. At this time the secondary market for the guaranteed portions of SBA loans is robust but during the 2008 and 2009 financial crisis the Company had difficulty selling its loans for a premium. Although not expected at this time, if such conditions did recur, our SBA lender would most likely cease making new loans and could experience a substantial reduction in profitability.

We do not have significant exposure to changing interest rates on invested cash which was approximately $21,537,000 at March 31, 2011. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions with ratings from Standard and Poor’s of A- or better. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury-only money market instruments or funds and other investment-grade securities. As of March 31, 2011, cash deposits in excess of FDIC and SIPC insurance totaled approximately $4,820,000 and funds held in U.S. Treasury-only money market funds or equivalents in excess of SIPC insurance totaled approximately $3,684,000.

Item 4. Controls and Procedures.

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

(b) Change in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification by Principal Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification by Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: May 12, 2011	By:	/s/ Barry Sloane
Barry Sloane Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer)

Date: May 12, 2011	By:	/s/ Seth A. Cohen
Seth A. Cohen Chief Financial Officer and Treasurer (Principal Financial Officer)