Form 10-Q
period 2011-06-30
NEWTEK BUSINESS SERVICES INC
filed 2011-08-12
CIK 1094019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 5, 2011, there were 35,769,473 of the Company’s Common Shares outstanding.

Item 1. Financial Statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(In Thousands, except for Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Operating revenues	$32,322	$28,006	$62,845	$53,859

Net change in fair value of:
SBA loans	(2,686)	1,047	(3,858)	2,026
Credits in lieu of cash and notes payable in credits in lieu of cash	1	13	76	174

Total net change in fair value	(2,685)	1,060	(3,782)	2,200

Operating expenses:
Electronic payment processing costs	17,628	17,249	34,722	33,124
Salaries and benefits	5,524	4,699	10,709	9,688
Interest	804	1,017	1,859	2,284
Depreciation and amortization	1,029	1,175	2,059	2,431
Provision for loan losses	73	400	86	853
Other general and administrative costs	4,443	4,012	8,658	8,039

Total operating expenses	29,501	28,552	58,093	56,419

Income (loss) before income taxes	136	514	970	(360)
(Provision) benefit for income taxes	(447)	370	(803)	667

Net (loss) income	(311)	884	167	307
Net loss attributable to non-controlling interests	24	47	55	157

Net (loss) income attributable to Newtek Business Services, Inc.	$(287)	$931	$222	$464

Weighted average common shares outstanding - basic	35,716	35,648	35,696	35,648

Weighted average common shares outstanding - diluted	35,716	35,803	36,350	35,796

(Loss) earnings per share - basic and diluted	$(0.01)	$0.03	$0.01	$0.01

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2011 AND DECEMBER 31, 2010

(In Thousands, except for Per Share Data)

	June 30, 2011	December 31, 2010
	Unaudited	(Note 1)
ASSETS
Cash and cash equivalents	$11,701	$10,382
Restricted cash	8,580	10,747
Broker receivable	8,796	12,058
SBA loans held for investment, net (includes $17,605 and $19,092, respectively, related to securitization trust VIE)	21,890	23,742
SBA loans held for investment, at fair value (includes $3,510 and $0, respectively, related to securitization trust VIE)	10,121	2,310
Accounts receivable (net of allowance of $428 and $193, respectively)	10,946	9,990
SBA loans held for sale, at fair value	2,448	1,014
Prepaid expenses and other assets, net (includes $839 and $866, respectively, related to securitization trust VIE)	8,339	7,809
Servicing asset (net of accumulated amortization and allowances of $5,545 and $5,189, respectively)	3,068	2,225
Fixed assets (net of accumulated depreciation and amortization of $15,676 and $14,719, respectively)	2,919	3,210
Intangible assets (net of accumulated amortization of $12,456 and $11,881, respectively)	2,036	2,753
SBA loans transferred, subject to premium recourse ($1,392 and $21,212, respectively, at fair value)	1,392	31,189
Credits in lieu of cash	25,077	35,494
Goodwill	12,092	12,092

Total assets	$129,405	$165,015

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$12,373	$10,321
Notes payable (includes $13,941 and $15,104, respectively, related to securitization trust VIE)	30,491	28,053
Deferred revenue	1,695	1,768
Liability on SBA loans transferred, subject to premium recourse	1,392	30,783
Notes payable in credits in lieu of cash	25,077	35,494
Deferred tax liability	2,536	3,002

Total liabilities	73,564	109,421

Commitments and contingencies
Equity:
Newtek Business Services, Inc. stockholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, 36,701 issued; 35,716 and 35,666 outstanding, respectively, not including 83 shares held in escrow)	734	734
Additional paid-in capital	57,674	57,650
Accumulated deficit	(3,214)	(3,436)
Treasury stock, at cost (985 and 1,035 shares, respectively)	(604)	(663)

Total Newtek Business Services, Inc. stockholders’ equity	54,590	54,285
Non-controlling interests	1,251	1,309

Total equity	55,841	55,594

Total liabilities and equity	$129,405	$165,015

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(In Thousands)

	2011	2010
Cash flows from operating activities:
Net income	$167	$307
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from tax credits	(630)	(1,302)
Accretion of interest expense	706	1,476
Fair value adjustments on SBA loans	3,858	(2,026)
Fair value adjustment of credits in lieu of cash and notes payable in credits in lieu of cash	(76)	(174)
Deferred income taxes	(550)	(756)
Depreciation and amortization	2,059	2,431
Provision for loan losses	86	853
Other, net	222	(31)
Changes in operating assets and liabilities:
Originations of SBA loans held for sale	(33,573)	(123)
Originations of SBA loans transferred, subject to premium recourse	(274)	(23,536)
Proceeds from sale of SBA loans held for sale	32,677	—
Proceeds from sale of SBA loans, achieving sale status	26,613	—
Liability on SBA loans transferred, subject to premium recourse	(29,391)	25,830
Broker receivable	3,262	(1,598)
Accounts receivable	(956)	(3,237)
Prepaid expenses, accrued interest receivable and other assets	(506)	628
Accounts payable, accrued expenses and deferred revenue	2,149	204
Other, net	(3,286)	(1,059)

Net cash provided by (used in) operating activities	2,557	(2,113)

Cash flows from investing activities:
Return of investments in qualified businesses	245	111
Purchase of fixed assets and customer merchant accounts	(698)	(928)
SBA loans originated for investment, net	(8,623)	(3,108)
Payments received on SBA loans	1,692	1,292
Change in restricted cash	1,949	(1,620)
Purchase of non-controlling interest	(200)	—

Net cash used in investing activities	(5,635)	(4,253)

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (CONTINUED)
	2011	2010

Cash flows from financing activities:
Net borrowings (repayments) on bank lines of credit	$3,811	$(10,381)
Proceeds from bank term note payable	—	12,500
Payments on bank term note payable	(208)	(268)
Change in restricted cash due to debt refinancing	(750)	—
Change in restricted cash related to securitization	3,058	—
Payments on senior notes	(1,209)	—
Other	(305)	(276)

Net cash provided by financing activities	4,397	1,575

Net increase (decrease) in cash and cash equivalents	1,319	(4,791)
Cash and cash equivalents - beginning of period	10,382	12,581

Cash and cash equivalents - end of period	$11,701	$7,790

Supplemental disclosure of cash flow activities:

Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$11,101	$12,460

Refinance of line of credit to term loan	$—	$2,083

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

Income from tax credits: Following an application process, a state will notify a company that it has been certified as a Capco. The state then allocates an aggregate dollar amount of tax credits to the Capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the Capco. The Capco is legally entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements and corresponding non-recapture percentages. At June 30, 2011, the Company had Capcos in five states and the District of Columbia. Each statute requires that the Capco invest a threshold percentage of Certified Capital in Qualified Businesses within the time frames specified. As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco program. Such a disqualification, or “decertification” as a Capco, results in a recapture of all or a portion of the allocated tax credits; the proportion of the recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks.

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

Sales and Servicing of SBA Loans (Including Premium Income): NSBF originates loans to customers under the SBA program that generally provides for SBA guarantees of 50% to 75% of each loan, with 90% under a previous government stimulus program, subject to a maximum guarantee amount. Generally, NSBF sells the guaranteed portion of each loan to a third party via an SBA regulated secondary market transaction utilizing SBA Form 1086 for a price equal to the guaranteed loan amount plus a premium that includes both an upfront cash payment and the fair value of future net servicing income and retains the unguaranteed principal portion in its own portfolio. Prior to October 1, 2010, NSBF recognized the revenue item “Premium on loan sales” net of capitalized loan expenses and the discount on the retained unguaranteed portion; subsequent to the adoption of fair value of SBA 7(a) loans on October 1, 2010, NSBF recognizes premium on loan sales as equal to the cash premium plus the fair value of the servicing income. Revenue is recognized on the trade date of the guaranteed portion, except as described below.

Prior to February 7, 2011, SBA Form 1086 required as part of the transferor’s representations and warranties that the transferor repay any premium received from the transferee if either the SBA 7(a) loan borrower prepays the loan within 90 days of the transfer settlement date or fails to make one of its first three loan payments after the settlement date in a timely fashion and then proceeds to default within 275 days of the settlement date. Based on management’s best estimate and considering historical prepayment performance of the loan portfolio, the Company took the position that the premium was fully recognized at trade date, and a provision against the premium was not required at the time of the sale. However, effective January 1, 2010, Accounting Standards Codification (“ASC”) Topic 860, “Transfers and Servicing,” precludes sale treatment of the transferred guaranteed portions during this warranty period; rather NSBF is required to account for this as a financing arrangement with the transferee. Until the warranty period expires, such transferred loans are classified as “SBA Loans Transferred, subject to premium recourse” with a matching liability “Liability on SBA Loans Transferred, subject to premium recourse.” At the expiration of the warranty period, the sale of the guaranteed portions of these loans as well as the corresponding gain is recognized, and the asset and liability eliminated. After February 7, 2011, the new SBA Form 1086 allowed the Company to recognize premium income concurrent with the date of transfer, as was done prior to January 1, 2010. As a result, “SBA loans transferred, subject to premium recourse” and “Liability on SBA loans transferred, subject to premium recourse” will continue to decrease throughout 2011 with the expectation that they will reach zero by December 31, 2011. At June 30, 2011, there was one SBA loan remaining accounted for under ASC Topic 860 as transferred and subject to premium recourse.

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

Other income: Other income represents revenues generated by NBC, as well as revenues derived from operating units that cannot be aggregated with other business segments, and one-time recoveries or gains on qualified investments. Revenue is recorded when there is pervasive evidence of an agreement, the related fees are fixed, the service, and or product has been delivered, and the collection of the related receivable is assured. Other income particular to NBC includes the following components:

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

The detail of total operating revenues included in the condensed consolidated statements of operations is as follows for the three and six months ended:

	Three months ended June 30:		Six months ended June 30:
(In thousands):	2011	2010	2011	2010
Electronic payment processing	$20,714	$20,404	$40,801	$39,160
Web hosting	4,767	4,813	9,596	9,601
Interest income	645	452	1,371	843
Income from tax credits	317	556	630	1,302
Premium income	4,258	193	7,272	193
Servicing fee	729	674	1,370	1,132
Insurance commissions	269	204	525	412
Other income	623	710	1,280	1,216

Totals	$32,322	$28,006	$62,845	$53,859

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

Restricted Cash

Restricted cash includes cash collateral relating to a letter of credit; monies due on SBA loan-related remittances and insurance premiums received by the Company and due to third parties; cash held by the Capcos restricted for use in managing and operating the Capco, cash held for future repayment under the Capital One loan agreement, making qualified investments and for the payment of income taxes; cash held in a pre-funding account which will be used to purchase future unguaranteed portions of SBA 7(a) loans (as of December 31, 2010 only), cash reserves and prepaid interest associated with the securitization, and a cash account maintained as a reserve against chargeback losses.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with major financial institutions and at times, cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation (FDIC) insured limits.

The Company sells its services to businesses throughout the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires collateral, such as accounts receivable and/or other assets of the client, whenever deemed necessary. For the three and six months ended June 30, 2011 and 2010, no single customer accounted for 10% or more of the Company’s revenue, or of total accounts receivable at June 30, 2011 and December 31, 2010.

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

New Accounting Standards

In February 2010, the FASB issued ASU No. 2010-10, “Amendments for Certain Investment Funds” and in December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. These ASUs amend the VIE guidance of ASC Topic 810, which the Company adopted on July 1, 2010. This guidance amends FIN 46(R), as codified in ASC Topic 810, to require the Company to perform an analysis of existing investments to determine whether variable interest or interests give the Company a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of significant impact on a VIE and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. It also amends ASC Topic 810 to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. As a result of adoption, the Company is no longer considered the primary beneficiary of OnLAN, LLC (“OnLAN”), a VIE for which the Company was considered the primary beneficiary and which required the financial performance of OnLAN to be consolidated in the Company’s financial statements, and the Company was no longer required to consolidate OnLAN in its financial statements effective July 1, 2010. As a result of the adoption of the new VIE guidance in ASC 810, the Company recorded a cumulative-effect adjustment to increase retained earnings by $99,000 in 2010 which represented the difference between the cumulative net losses previously recorded through the consolidation of OnLAN and its actual investment. The Company’s equity value of the OnLAN investment recorded on the Company’s books as of June 30, 2011 and December 31, 2010 is $128,000 and $105,000, respectively, and is included in prepaid expenses and other assets on the accompanying condensed consolidated balance sheets.

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

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. This standard is effective for interim and annual reporting periods beginning on or after June 15, 2011. The Company is currently evaluating the impact of adopting ASU No. 2011-02 on its condensed consolidated statements of operations and balance sheets.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends the current fair value measurement and disclosure guidance of ASC Topic 820 “Fair Value Measurement” to include increased transparency around valuation inputs and investment categorization. The guidance provided in ASU No. 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of these provisions to have a material impact on its condensed consolidated statements of operations and balance sheets.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2011 are as follows (In thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3	Total Gains and Losses
Assets:

Credits in lieu of cash	$25,077	$—	$25,077	$—	$—

Liabilities:
Notes payable in credits in lieu of cash	$25,077	$—	$25,077	$—	$76

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2010 are as follows (In thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3	Total Gains and Losses
Assets:

Credits in lieu of cash	$35,494	$—	$35,494	$—	$—

Liabilities:
Notes payable in credits in lieu of cash	$35,494	$—	$35,494	$—	$38

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

On December 31, 2010, the yield on the Chartis Note Basket was 4.38%. As of June 30, 2011, the date the Company revalued the asset and liability, the yields on the Chartis notes averaged 4.44% reflecting changes in interest rates in the marketplace. This increase in yield decreased both the fair value of the credits in lieu of cash and the fair value of the notes payable in credits in lieu of cash. The Company decreased the value of the credits in lieu of cash to equal the value of the notes payable in credits in lieu of cash because the credits in lieu of cash can only be used to satisfy the liability and must equal the value of the notes payable in credits in lieu of cash at all times. The net change in fair value reported in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2011 was a gain of $1,000 and $76,000 respectively.

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

After February 7, 2011, the new SBA Form 1086 allows the Company to recognize premium income concurrent with the trade date, as was done prior to January 1, 2010. As a result of this, the balances at December 31, 2010 in “Liability on SBA loans transferred, subject to premium recourse” will decrease throughout 2011 with the expectation that they will reach zero by December 31, 2011. At June 30, 2011, there was one SBA loan remaining accounted for under ASC Topic 860 as transferred and subject to premium recourse.

Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2011 are as follows (In thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3	Total Gains and Losses
Liabilities:

Liability on SBA loans transferred, subject to premium recourse	$1,392	$—	$—	$1,392	$—

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2010 are as follows (In thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3	Total Gains and Losses
Liabilities:

Liability on SBA loans transferred, subject to premium recourse	$30,783	$—	$—	$30,783	$—

Below is a summary of the activity in the liability on SBA loans transferred, subject to premium recourse for the six months ended June 30, 2011 (In thousands):

Balance at December 31, 2010	$30,783
SBA loans sold, no longer subject to premium recourse	(29,391)

Balance at June 30, 2011	$1,392

Fair Value Option Election – SBA 7(a) Loans

On October 1, 2010, the Company elected to utilize the fair value option for SBA 7(a) loans funded on or after that date. Management believed that doing so would promote its effort to both simplify and make more transparent its financial statements by better portraying the true economic value of this asset on its balance sheet and statement of operations. Primarily, NSBF has made SBA 7(a) loans carrying guarantees of 75% and 85%; from 2009 through early 2011 under a special program, most of the loans NSBF originated carried a guarantee of 90%. NSBF, both historically and as a matter of its business plan, sells the guaranteed portions via SBA Form 1086 into the secondary market when the guaranteed portion becomes available for sale upon the closing and fully funding of the SBA 7(a) loan and retains the unguaranteed portions. Management recognized that the economic value in the guaranteed portion did not inure to NSBF at the time of their sale but rather when the guaranty attached at origination; amortization accounting by its nature does not recognize this increase in value at the true time when it occurred. Under the fair value option, the value of the guarantee is recorded when it economically occurs at the point of the creation of the loan, and is not delayed until the sale occurs. Contemporaneously, the value of the unguaranteed portion will also be determined to reflect the full, fair value of the loan.

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

SBA Loans Held for Investment

For loans that completed funding before October 1, 2010, SBA loans held for investment are reported at their outstanding unpaid principal balances adjusted for charge-offs, net of deferred loan origination costs and the allowance for loan losses. For loans that completed funding on or after October 1, 2010, management elected to fair value SBA loans held for investment within the fair value hierarchy that prioritizes observable and unobservable inputs utilizing Level 3 unobservable inputs which reflect the Company’s own expectations about the assumptions that market participants would use in pricing the asset (including assumptions about risk). Because there currently is no secondary market for sales of individual unguaranteed portions, the Company uses a combination of trading information from the guaranteed sales, as was previously used to determine the discount on the unguaranteed portions, and the historical performance of NSBF’s loans applied to their outstanding unpaid principal balances. If a loan measured at fair value is subsequently impaired, then the fair value of the loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Because the loans bear interest at a variable rate, NSBF does not have to factor in interest rate risk.

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

After February 7, 2011, the new Form 1086 allows the Company to recognize premium income concurrent with the date of transfer, as was done prior to January 1, 2010. As a result of this, the balances at June 30, 2011 and December 31, 2010 in “SBA loans transferred, subject to premium recourse” will continue to decrease throughout 2011 with the expectation that they will reach zero by December 31, 2011. At June 30, 2011, there was one SBA loan remaining accounted for under ASC Topic 860 as transferred and subject to premium recourse.

	Fair Value Measurements at June 30, 2011 Using:
(In thousands):	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets

SBA loans held for investment	$10,121	$—	$—	$10,121	$(938)

SBA loans held for sale	2,448	—	2,448	—	296

SBA loans transferred, subject to premium recourse	1,392	—	1,392	—	(3,216)

Total assets	$13,961	$—	$3,840	$10,121	$(3,858)

	Fair Value Measurements at December 31, 2010 Using:
(In thousands):	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets

SBA loans held for investment	$2,310	$—	$—	$2,310	$(285)

SBA loans held for sale	1,014	—	1,014	—	32

SBA loans transferred, subject to premium recourse	21,212	—	21,212	—	3,747

Total assets	$24,536	$—	$22,226	$2,310	$3,494

Below is a summary of the activity in SBA loans held for investment, at fair value for the six months ended June 30, 2011 (In thousands):

Balance at December 31, 2010	$2,310
SBA loans held for investment, originated	8,854
Payments received	(105)
Fair value loss	(938)

Balance at June 30, 2011	$10,121

Other Fair Value Measurements

Assets Measured at Fair Value on a Non-recurring Basis are as follows (In thousands):

	Fair Value Measurements at June 30, 2011 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets

Impaired loans	$5,753	$—	$—	$5,753	$(86)

Other real-estate owned	287	—	287	—	(30)

Total assets	$6,040	$—	$287	$5,753	$(116)

	Fair Value Measurements at December 31, 2010 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets

Impaired loans	$5,813	$—	$—	$5,813	$(1,847)

Impaired customer merchant accounts	—	—	—	—	(25)

Other real-estate owned	327	—	327	—	(8)

Total assets	$6,140	$—	$327	$5,813	$(1,880)

Impaired loans

Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Impaired loans for which the carrying amount is based on the fair value of the underlying collateral are included in assets and reported at estimated fair value on a non-recurring basis, both at initial recognition of impairment and on an on-going basis until recovery or charge-off of the loan amount. The determination of impairment involves management’s judgment in the use of market data and third party estimates regarding collateral values. Valuations in the level of impaired loans and corresponding impairment affect the level of the reserve for loan losses.

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

Other real-estate owned (included in Prepaid expenses and other assets)

The estimated fair value of other real-estate owned is calculated using observable market information, including bids from prospective purchasers and pricing from similar market transactions where available. The value is generally discounted between 20-25% based on market valuations as well as expenses associated with securing the Company’s interests. Where bid information is not available for a specific property, the valuation is principally based upon recent transaction prices for similar properties that have been sold. These comparable properties share comparable demographic characteristics. Other real estate owned is generally classified within Level 2 of the valuation hierarchy.

NOTE 4 – SBA LOANS:

SBA loans are geographically concentrated in Florida (17% of the portfolio) and New York (11% of the portfolio). Below is a summary of the activity in the SBA loans held for investment, net of SBA loan loss reserves for the six months ended June 30, 2011 (In thousands):

Balance at December 31, 2010	$26,052
SBA loans funded for investment	8,775
Fair value adjustments	(938)
Loans foreclosed into real estate owned	(23)
Payments received	(1,692)
Provision for SBA loan losses	(86)
Discount on loan originations, net	(77)

Balance at June 30, 2011	$32,011

Below is a summary of the activity in the reserve for loan losses for the six months ended June 30, 2011 (In thousands):

Balance at December 31, 2010	$3,560
SBA loan loss provision	86
Recoveries	7
Loan charge-offs	(374)

Balance at June 30, 2011	$3,279

Below is a summary of the activity in the SBA loans held for sale for the six months ended June 30, 2011 (In thousands):

Balance at December 31, 2010	$1,014
Originations of SBA Loans held for sale	33,847
Fair value adjustment	264
SBA loans sold	(32,677)

Balance at June 30, 2011	$2,448

All loans are priced at the Prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with the Company. As of June 30, 2011 and December 31, 2010, net SBA loans receivable held for investment with adjustable interest rates amounted to $29,596,000 and $23,306,000, respectively.

For the six months ended June 30, 2011 and 2010, the Company funded approximately $42,622,000 and $26,489,000 in loans and sold and transferred approximately $31,997,000 and $23,536,000 of the guaranteed portion of the loans, respectively. Receivables from loans traded but not settled of $8,796,000 and $12,058,000 as of June 30, 2011 and December 31, 2010, respectively, are presented as broker receivable in the accompanying condensed consolidated balance sheets.

The outstanding balances of loans past due ninety days or more and still accruing interest as of June 30, 2011 and December 31, 2010 amounted to $44,000 and $535,000, respectively.

At June 30, 2011 and December 31, 2010, total impaired non-accrual loans amounted to $8,547,000 and $8,106,000, respectively. For the six months ended June 30, 2011 and for the year ended December 31, 2010, the average balance of impaired non-accrual loans was $8,377,000 and $8,385,000, respectively. Approximately $2,507,000 and $2,516,000 of the allowance for loan losses were allocated against such impaired non-accrual loans, respectively.

The following is a summary of SBA loans held for investment as of:

(In thousands):	June 30, 2011		December 31, 2010
	Fair Value	Cost Basis	Fair Value	Costs Basis
Due in one year or less	$—	$—	$—	$11
Due between one and five years	—	4,659	—	3,895
Due after five years	11,344	22,088	2,595	24,898

Total	11,344	26,747	2,595	28,804
Less: Allowance for loan losses	—	(3,279)	—	(3,560)
Less: Deferred origination fees, net	—	(1,578)	—	(1,502)
Less: Fair value adjustment	(1,223)	—	(285)	—

Balance (net)	$10,121	$21,890	$2,310	$23,742

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

The changes in the value of the Company’s servicing rights for the six months ended June 30, 2011 were as follows:

(In thousands):
Balance at December 31, 2010	$2,225
Servicing rights capitalized	1,199
Servicing assets amortized	(356)

Balance at June 30, 2011	$3,068

The estimated fair value of capitalized servicing rights was $3,068,000 and $2,225,000 at June 30, 2011 and December 31, 2010, respectively. The estimated fair value of servicing assets at both balance sheet dates was determined using a discount rate of 17%, weighted average prepayment speeds ranging from 1% to 11%, depending upon certain characteristics of the loan portfolio, weighted average life of 3.55 years, and an average default rate of 7%. The Company uses an independent valuation specialist to estimate the fair value of the servicing asset.

The unpaid principal balances of loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others within the NSBF originated portfolio were $204,611,000 and $179,894,000 as of June 30, 2011 and December 31, 2010, respectively. The unpaid principal balances of loans serviced for others which were not originated by NSBF and are outside of the Newtek portfolio were $75,087,000 and $73,062,000 as of June 30, 2011 and December 31, 2010, respectively.

NOTE 6 – NOTES PAYABLE:

In February 2011, NBC entered into a three year line of credit with Sterling National Bank in an amount up to $10,000,000 that refinanced their facility with Wells Fargo Bank. This facility will be used to purchase receivables and for other working capital purposes. The interest rate is set at 5.00% or prime plus 2.00%, whichever is higher, with interest on the line to be paid monthly in arrears. The line is collateralized by the receivables purchased, as well as all other assets of the Company. Newtek guarantees the line and in addition deposited $750,000 with Sterling to collateralize the guarantee. The balance of the line of credit, included in bank notes payable on the condensed consolidated balance sheet at June 30, 2011, was $5,088,000 and the interest rate at June 30, 2011 was 5.25%. The agreement includes such financial covenants as minimum tangible net worth and maximum leverage ratio as well as the Parent having to meet a maximum leverage ratio test and a future net loss test.

In June 2011, NSBF obtained from Capital One, N.A. (“Capital One”) an increase in its total revolving credit facility from $12 million to $27 million. The term of the new revolving credit facility is eighteen months, at which time the outstanding balance will be converted into a three year term loan. This line supplements the financing currently in place from Capital One and will enable the Company to use this revolving facility to finance both the government-guaranteed and non-guaranteed portions of U.S. Small Business Administration (“SBA”) 7(a) loans. As of June 30, 2011, NSBF had $9,831,000 outstanding under the lines of credit. The interest rate on the $12,000,000 portion of the facility, collateralized by the government guaranteed portion of SBA 7(a) loans, is set at Prime plus 1.00%, and there is a quarterly facility fee equal to 25 basis points on the unused portion of the revolving credit calculated as of the end of each calendar quarter. The interest rate on the $15,000,000 portion of the facility, collateralized by the non-guaranteed portion of SBA 7(a) loans, is set at Prime plus 1.875%, and there is a quarterly facility fee equal to 25 basis points on the unused portion of the revolving credit calculated as of the end of each calendar quarter. For the six months ended June 30, 2011, NSBF capitalized $204,000 of deferred financing costs attributable to the increased credit line. The facility agreement includes financial covenants at the NBS level with its consolidated subsidiaries, including a minimum fixed charge coverage ratio, minimum EBITDA requirements and minimum cash requirements held at Capital One.

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

NOTE 8 – STOCK OPTIONS AND RESTRICTED STOCK:

The Company had three and two share-based compensation plans as of June 30, 2011 and 2010, respectively. Shareholders of the Company approved a new share-based plan at the annual meeting during the second quarter of 2010. For the six months ended June 30, 2011 and 2010, compensation cost charged to operations for those plans was $193,000 and $0, respectively, and is included in salaries and benefits in the accompanying condensed consolidated statements of operations.

In March 2011, Newtek granted certain employees, executives and board of directors an aggregate of 1,142,000 shares of restricted stock valued at $1,941,000. The grants vest on July 1, 2014. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company charged $186,000 and $137,000 to operations in the six months and three months ended June 30, 2011, respectively, in connection with the vesting period associated with these grants.

There were no options granted during the six months ended June 30, 2011.

As of June 30, 2011 and December 31, 2010, there was $1,711,000 and $37,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2000, 2003 and 2010 plans. That cost is expected to be recognized ratably through July 2014.

NOTE 9 – INCOME TAXES:

The Company’s effective tax rate for the six months ended June 30, 2011 was 83% and is comprised of a net deferred tax benefit and a current tax provision.

The deferred rate was positively impacted by the utilization of a portion of a net operating loss carry-forward (“NOL”) at NSBF for which a reserve had previously been taken. Based on NSBF’s current and expected performance for the remainder of the year, the Company believes there is sufficient evidence to conclude that it is more likely than not those NOLs will be used for the 2011 tax year. Only the portion of the NOL that is anticipated to be utilized in the current year has been released. The utilization of this tax benefit caused a higher than expected tax rate for this six month period. The Company also experienced the following non-recurring tax event; an equity method investment that was previously written off for book purposes reported in April 2011 anticipated cancellation of indebtedness income to be reported on its 2010 tax return, however, the 2010 tax return has not been filed yet due to extensions. This event is projected to create approximately $1.3 million of taxable income for the 2010 tax year which will be offset by the Company’s available NOLs. This event has been recognized in the six month period ended June 30, 2011 and created a deferred tax provision of approximately $550,000.

The Company recorded approximately $1,300,000 as a current tax provision for the six months ended June 30, 2011 based on its annualized projected taxable income for the year after utilization of the remaining NOLs (excluding the remaining fully reserved NOLs not used in 2011 at NSBF and CDS).

(Provision) benefit for income taxes for the six months ended June 30, 2011 and 2010 is as follows (In thousands):

	2011	2010
Current:
Federal	$(827)	$—
State	(526)	(88)

	(1,353)	(88)

Deferred:
Federal	468	642
State and local	82	113

	550	755

Total (provision) benefit for income taxes	$(803)	$667

NOTE 10 – (LOSS) INCOME PER SHARE:

Basic (loss) income per share is computed based on the weighted average number of common shares outstanding during the period. The effect of common share equivalents is included in the calculation of diluted loss per share only when the effect of their inclusion would be dilutive.

The calculations of (loss) income per share were:

	Three months ended June 30:		Six months ended June 30:
(In thousands except per share data):	2011	2010	2011	2010
Numerator for basic and diluted EPS – (loss) income available to common shareholders	$(287)	$931	$222	$464

Denominator for basic EPS – weighted average shares	35,716	35,648	35,696	35,648

Effect of dilutive securities	—	155	654	148
Denominator for diluted EPS – weighted average shares	35,716	35,803	36,350	35,796

(Loss) earnings per share: Basic and diluted	$(0.01)	$0.03	$0.01	$0.01

The amount of anti-dilutive shares/units excluded from above is as follows:
Stock options	888	992	0	992
Warrants	50	266	50	266
Contingently issuable shares	83	83	83	83

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

Effective with the quarterly report for the three months ended March 31, 2011, we have elected to rename our Web hosting segment “Managed technology solutions.” The Managed technology solutions segment consists of NTS, acquired in July 2004. We believe the arrival of our new cloud offerings and cloud architecture will accelerate customer transition from self-managed applications to our secure offsite information technology services. The new name better encompasses the full range of services we provide to and manage for our customers including web hosting, web design, email and related functions, online database management, data storage and recovery, intranet based web-page systems with document sharing and time management, larger client custom architecture, and 24 hour/7 day a week U.S.-based customer support. NTS generates expenses such as professional fees, payroll and benefits, and depreciation and amortization, which are included in the respective caption on the accompanying condensed consolidated statements of operations, as well as licenses and fees, rent, and general office expenses, all of which are included in other general and administrative costs in the condensed consolidated statements of operations.

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

The following table presents the Company’s segment information for the three and six months ended June 30, 2011 and 2010 and total assets as of June 30, 2011 and December 31, 2010 (In thousands):

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010

Third Party Revenue
Electronic payment processing	$20,717	$20,407	$40,805	$39,170
Managed technology solutions	4,767	4,814	9,597	9,604
Small business finance	6,299	1,943	11,353	3,265
All other	347	382	701	719
Corporate activities	304	532	639	1,240
Capcos	324	596	663	1,376

Total reportable segments	32,758	28,674	63,758	55,374
Eliminations	(436)	(668)	(913)	(1,515)

Consolidated Total	$32,322	$28,006	$62,845	$53,859

Inter-Segment Revenue
Electronic payment processing	$277	$204	$552	$295
Managed technology solutions	133	100	298	207
Small business finance	15	189	35	262
All other	268	3,234	539	3,371
Corporate activities	406	512	812	977
Capcos	195	480	388	887

Total reportable segments	1,294	4,719	2,624	5,999
Eliminations	(1,294)	(4,719)	(2,624)	(5,999)

Consolidated Total	$—	$—	$—	$—

Income (loss) before income taxes
Electronic payment processing	$1,344	$1,368	$2,547	$2,452
Managed technology solutions	997	1,194	2,228	2,126
Small business finance	1,036	557	2,308	447
All other	(342)	(215)	(638)	(563)
Corporate activities	(2,414)	(1,724)	(4,379)	(3,255)
Capcos	(485)	(666)	(1,096)	(1,567)

Totals	$136	$514	$970	$(360)

Depreciation and amortization
Electronic payment processing	$380	$397	$762	$813
Managed technology solutions	355	467	730	957
Small business finance	224	194	416	406
All other	20	33	41	78
Corporate activities	47	81	105	171
Capcos	3	3	5	6

Totals	$1,029	$1,175	$2,059	$2,431

	As of June 30, 2011	As of December 31, 2010
Identifiable assets
Electronic payment processing	$12,502	$10,008
Managed technology solutions	10,938	11,403
Small business finance	71,509	95,177
All other	2,667	4,447
Corporate activities	2,917	2,626
Capco	28,872	41,354

Consolidated total	$129,405	$165,015

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

The statements in this Quarterly Report on Form 10-Q may contain forward-looking statements relating to such matters as anticipated future financial performance, business prospects, legislative developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ materially from the anticipated results expressed in the forward-looking statements such as intensified competition and/or operating problems in its operating business projects and their impact on revenues and profit margins or additional factors as described in Newtek Business Services’ previously filed registration statements as more fully described under “Risk Factors” above.

Our Capcos operate under a different set of rules in each of the six jurisdictions which place varying requirements on the structure of our investments. In some cases, particularly in Louisiana, we don’t control the equity or management of a qualified business but that cannot always be presented orally or in written presentations.

Executive Overview

For the quarter ended June 30, 2011, the Company reported income before income taxes of $136,000, a decrease of $378,000 from $514,000 for the same quarter of 2010. This decrease was due in part to the accrual of severance pay of $276,000 and a settlement of a license dispute resulting in an additional $190,000 of expense for the quarter. The Company had a net loss of $(287,000) compared to net income of $931,000 for the second quarter of 2010 primarily due to a tax provision of $447,000 for 2011 as compared to a tax benefit of $370,000 for the same quarter of 2010 (see Note 9 for a full discussion of the tax provision). Total revenues increased by $4,316,000 to $32,322,000, or 15.4%, from $28,006,000 for the quarter ended June 30, 2010, principally due to increased revenues in the Small business finance and Electronic payment processing segments.

The increase in the Company’s cash and cash equivalents from $10,382,000 at December 31, 2010 to $11,701,000 at June 30, 2011 is primarily due to the Company receiving the remaining proceeds from its 2010 securitization of the unguaranteed, retained loan portions of SBA 7(a) loans, previously set aside for post-closing loan origination, which offset loan originations and positive operating cash flow which in turn, benefitted from a reduction in the outstanding broker receivable.

In June 2011, NSBF obtained from Capital One, N.A. an increase in its total revolving credit facility from $12,000,000 to $27,000,000. The term of the new revolving credit facility is eighteen months, at which time the outstanding balance will be converted into a three year term loan. This line supplements the financing currently in place from Capital One, N.A. and will enable the Company to use this revolving facility to finance both the government-guaranteed and non-guaranteed portion of SBA 7(a) loans.

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

Recent developments

Electronic payment processing segment:

Recent security breaches in the news:

There have been several security breaches in recent news reports and the history of internet hacking has shown that even the most sophisticated companies are subject to hacking and security breaches. While we are taking what we believe to be industry standard precautions, we cannot guarantee that our systems will not be penetrated in the future. If a breach of our system occurs, we may be subject to liability, including claims for unauthorized purchases with misappropriated card information, impersonation or other similar fraud claims. Similar risks exist with regard to the storage and transmission of such data by our processors. Small and medium –sized businesses, our target market, are less prepared for the technical complexities of safeguarding cardholder data than their larger counterparts. In the event of non-compliance by a customer of card industry rules, we and our customers could face fines from payment card networks. If we are liable for any such payments, there can be no assurance that we would be able to recover such fines from our customer.

Durbin Amendment:

On July 21, 2010, the U.S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Act”). Section 1075 of the Act, also known as the Durbin Amendment, required the Federal Reserve Board (FRB) to implement regulations relating to debit interchange, debit networks and merchant routing and acceptance of debit transactions. The FRB issued regulations in final form on Wednesday, June 29, 2011. The FRB regulations applicable to debit interchange rates become effective on October 1, 2011 and will significantly reduce market rates charged by debit card issuers to a base component fee of $0.21 plus an additional allowance of 5 basis points of the transaction value to account for fraud costs.

Included in electronic payment processing costs for the Company’s merchant processing business are interchange costs related to both debit and credit card processing merchant volumes and transactions. Such interchange costs for the six months ended June 30, 2011 totaled approximately $26 million. Debit card activity for the six months ended June 30, 2011, represented approximately 33% of merchant processing volume and 55% of all card transactions processed by our merchants. Interchange costs are billed to the Company by card issuers (banks, credit unions, etc.) that typically are part of the VISA, MasterCard and other similar networks. The impact of the Durbin Amendment when effective on October 1, 2011, is expected to result in a significant reduction in the Company’s interchange costs related to debit card processing activities.

The Company’s electronic payment processing revenues are substantially derived from contracted rates for its services with each individual merchant. Such rates are intended to cover the Company’s costs, including interchange costs billed to it by card issuers, in addition to generating a profit. The Company believes that the impact of the Durbin Amendment will, in addition to reducing interchange costs, result in a reduction of its revenues for debit card related activity as a result of competitive forces in the market place. The Company at this time is continuing to analyze and evaluate its pricing strategy relative to debit card processing volume and transactions and its impact on the results of operations of the Electronic payment processing segment once the new debit interchange rates become effective on October 1, 2011.

Small business finance segment:

The Company’s SBA lender, a principal component of this segment, engages exclusively in making loans partially guaranteed by the SBA. A failure of the Federal government to resolve its current debt issues could affect the ability of the SBA to continue to issue loan guarantees which would have an adverse effect on our business.

In addition, while we do not believe it will impact our pricing of guaranteed loan sales in the short term, the recent downgrade by Standard and Poor’s of the U.S. AAA debt rating to AA+ could undermine confidence in the U.S. debt and in turn effect pricing in the long term.

Business Segment Results:

The results of the Company’s reportable segments for the three and six months ended June 30, 2011 and 2010 are discussed below:

Electronic Payment Processing

	Three months ended June 30:
(In thousands):	2011	2010	$ Change	% Change
Revenue:
Electronic payment processing	$20,714	$20,403	$311	2%
Interest income	3	4	(1)	(25)%

Total revenue	20,717	20,407	310	2%

Expenses:
Electronic payment processing costs	17,628	17,247	381	2%
Salaries and benefits	988	1,046	(58)	(6)%
Professional fees	61	73	(12)	(16)%
Depreciation and amortization	380	397	(17)	(4)%
Other general and administrative costs	316	276	40	14%

Total expenses	19,373	19,039	334	2%

Income before income taxes	$1,344	$1,368	$(24)	(2)%

Three months ended June 30, 2011 and 2010:

Electronic payment processing revenue increased $311,000 or 2% between periods due to growth in organic revenue of 3% while a reduction in revenue from acquired portfolios decreased overall growth in revenue by 1% between periods due to merchant attrition and other factors. Growth in organic revenue was approximately 7% and was due to a combination of growth in processing volumes and additional fee-based services provided to our merchants. Processing volumes were favorably impacted by an increase in the average number of processing merchants under contract between periods of approximately 5%. In addition, organic revenue between periods increased due to an increase of approximately 2% in the average monthly processing volume per merchant. The increase in the average monthly processing volume per merchant is due in part to the addition of several larger volume processing merchants as well as period-over-period growth in processing volumes from existing merchants. Total organic revenue in 2011 was adversely impacted by approximately 4% due to the overall pricing mix of merchant sales volumes realized between periods.

Electronic payment processing costs increased $381,000 or 2% between periods. Electronic payment processing costs resulting from acquired portfolios had the overall effect of decreasing such costs by less than 1% between periods due to merchant attrition and other factors. Organic electronic payment processing costs had the effect of increasing electronic payment processing costs by 3% between periods. Processing revenues less electronic payment processing costs (“margin”) decreased approximately .6% from 15.5% in 2010 to 14.9% in 2011. A lower contribution to margin from acquired portfolios contributed 0.4% to the decline in margin. The introduction of new, higher margin products and services in the latter half of 2010 partially offset the impact in 2011 of lower margins realized due to a change in the mix of merchants and their related transaction processing activity between years. A decrease in margin dollars of $70,000 was realized between periods.

Excluding electronic payment processing costs, other costs decreased $47,000 or 3% between periods. Depreciation and amortization costs decreased $17,000 between periods as the result of certain previously acquired portfolio intangible assets becoming fully amortized between periods. Remaining costs decreased $30,000 or 2% as an increase in marketing related costs of $52,000 was more than offset by cost reductions in salaries and wages and professional fees between periods. Marketing expense increased in conjunction with the launch of The Small Business Authority, a new marketing campaign initiated by the Company beginning in January 2011.

Income before income taxes decreased $24,000 to $1,344,000 in 2011 from $1,368,000 in 2010. A decrease in the dollar margin of operating revenues less electronic payment processing costs due to the reasons noted above was partially offset by a decrease in other expenses between periods.

	Six months ended June 30:
(In thousands):	2011	2010	$ Change	% Change
Revenue:
Electronic payment processing	$40,801	$39,160	$1,641	4%
Interest income	4	10	(6)	(60)%

Total revenue	40,805	39,170	1,635	4%

Expenses:
Electronic payment processing costs	34,722	33,119	1,603	5%
Salaries and benefits	2,052	2,127	(75)	(4)%
Professional fees	119	161	(42)	(26)%
Depreciation and amortization	762	813	(51)	(6)%
Other general and administrative costs	603	498	105	21%

Total expenses	38,258	36,718	1,540	4%

Income before income taxes	$2,547	$2,452	$95	4%

Six months ended June 30, 2011 and 2010:

Electronic payment processing revenue increased $1,641,000 or 4% between periods due to growth in organic revenue of 5% while revenue from acquired portfolios decreased overall revenue growth by 1% between periods due to merchant attrition and other factors. Growth in organic revenue was approximately 8% and was due to a combination of growth in processing volumes, selective fee increases and additions to services provided to our merchants. Processing volumes were favorably impacted by an increase in the average number of processing merchants under contract between periods of 5%. In addition, organic revenue between periods increased due to an increase of approximately 3% in the average monthly processing volume per merchant. The increase in the average monthly processing volume per merchant is due in part to the addition of several larger volume processing merchants as well as period-over-period growth in processing volumes from existing merchants. Total organic revenue in 2011 was adversely impacted by approximately 3% due to the overall pricing mix of merchant sales volumes realized between periods.

Electronic payment processing costs increased $1,603,000 or 5% between years. Electronic payment processing costs resulting from acquired portfolios had the overall effect of decreasing such costs by less than 1% between periods due to merchant attrition and other factors. Organic electronic payment processing costs had the effect of increasing electronic payment processing costs by slightly more than 5% between periods. Processing revenues less electronic payment processing costs (“margin”) declined approximately .5% from 15.4% in 2010 to 14.9% in 2011. The effect of a lower margin from acquired portfolios contributed .4% to the decline in margin. The introduction of new, higher margin products and services in the latter half of 2010 substantially offset the impact in 2011 of lower margins realized due to a change in the mix of merchants and their related transaction processing activity between years. The increase in margin dollars was $38,000 between periods.

Excluding electronic payment processing costs, other costs decreased $63,000 or 2% between periods. Depreciation and amortization decreased $51,000 between periods as the result of previously acquired portfolio intangible assets becoming fully amortized between periods. Remaining costs decreased $12,000 or .4% as an increase in marketing related costs of $86,000 was more than offset by cost reductions in salaries and wages and professional fees between periods. Marketing expense increased in conjunction with the launch of The Small Business Authority, a new marketing campaign initiated by the Company beginning in January 2011.

Income before income taxes increased $95,000 or 4% to $2,547,000 in 2011 from $2,452,000 in 2010. An increase in the dollar margin of operating revenues less electronic payment processing costs due to the reasons noted above coupled with a decrease in other expenses resulted in the increase in income before income taxes between periods.

Managed Technology Solutions

	Three months ended June 30:
(In thousands):	2011	2010	$ Change	% Change
Revenue:
Web hosting	$4,767	$4,812	$(45)	(1)%
Interest income	—	2	(2)	(100)%

Total revenue	4,767	4,814	(47)	(1)%

Expenses:
Salaries and benefits	1,213	1,250	(37)	(3)%
Interest	27	28	(1)	(4)%
Professional fees	204	125	79	63%
Depreciation and amortization	355	467	(112)	(24)%
Other general and administrative costs	1,971	1,750	221	13%

Total expenses	3,770	3,620	150	4%

Income before income taxes	$997	$1,194	$(197)	(16)%

Three months ended June 30, 2011 and 2010:

Revenue is derived primarily from recurring fees from hosting websites, including monthly contracts for shared hosting, dedicated servers, and cloud instances (the “plans”). Web hosting revenue between periods decreased $45,000, or 1%, to $4,767,000 for the three months ended June 30, 2011 over the same period in 2010 due to a decrease in the total number of plans offset in part by improved revenue per plan as a result of the growth of cloud instances and an increase in the sales of custom website development services. Customer service and competitive pricing succeeded in lowering the rate of attrition, but sales and marketing efforts have yet to provide sufficient new accounts to keep the overall plan count from declining. However, management’s intent is to grow revenues through higher service offerings to customers to drive greater revenue and margin per plan, although this may result in a lower number of plans sold overall.

The decrease in revenue reflects a 4,362 decrease in the average number of total plans for the three months ended June 30, 2011 as compared to the same period in 2010, or 7%, to 57,123 from 61,485, offset by an increase in the average quarterly revenue per plan of 7% to $83.45 from $78.26. Improvement in revenue per plan primarily reflects the growth in cloud instances, web design revenue, and customers purchasing higher-cost plans and utilizing additional options and services. Web design revenue, included in web hosting revenue above, grew approximately $55,000, or 57%, to $152,000 for the three months ended June 30, 2011, as compared to $97,000 for the same period in 2010. The average number of cloud instances increased by 134, or 71%, to 323 for the three months ended June 30, 2011, from 189 for the same period in 2010 reflecting the Company’s introduction of a customer scalable cloud offering. The decrease in the average total plans is mainly reflected in the shared and dedicated segments. The average number of dedicated server plans for the three months ended June 30, 2011, which generate a higher monthly fee versus shared hosting plans, decreased by 314 between periods, or 14%, to an average of 1,889 from an average of 2,203 for the same period in 2010. The average number of shared hosting plans decreased by 4,181, or 7%, to 54,911 for the three months ended June 30, 2011, from 59,092 for the same period in 2010. Competition from other web hosting providers as well as alternative website services continues to have a negative effect on plan count growth which in turn limits revenue growth.

Total expenses increased by 4%, or $150,000, for the three months ended June 30, 2011 over the same period in 2010. The majority of the increase in total expenses reflects a $221,000 increase in other general and administrative costs and a $79,000 increase in professional fees. The increase in other general and administrative costs is primarily due to a one-time expense of $190,000 resulting from the resolution of a licensing dispute and a $50,000 increase in marketing expense offset by a $19,000 decrease in general office expenses. Marketing expense increased in conjunction with the launch of The Small Business Authority, a new marketing campaign initiated by the Company in January 2011. The increase in professional fees is primarily due to an increase in audit fees for a SAS 70 engagement and an increase in web design costs in direct connection with the additional service offering to customers for custom website development. Salaries and benefits decreased $37,000 primarily due to a reduction in headcount between years. The $112,000 decrease in depreciation and amortization resulted from a long term trend in reducing capital expenditures, as well as reduced costs for new equipment overall, more efficient use of existing equipment within the datacenter for shared and dedicated plans and the utilization of cloud architecture to more efficiently provide services to customers.

Income before income taxes decreased 16% or $197,000 to $997,000 for the three months ended June 30, 2011 from $1,194,000 for the same period in 2010.

	Six months ended June 30:
(In thousands):	2011	2010	$ Change	% Change
Revenue:
Web hosting	$9,597	$9,601	$(4)	0%
Interest income	—	3	(3)	(100)%

Total revenue	9,597	9,604	(7)	0%

Expenses:
Salaries and benefits	2,398	2,666	(268)	(10)%
Interest	54	46	8	17%
Professional fees	388	269	119	44%
Depreciation and amortization	730	957	(227)	(24)%
Other general and administrative costs	3,799	3,540	259	7%

Total expenses	7,369	7,478	(109)	(1)%

Income before income taxes	$2,228	$2,126	$102	5%

Six months ended June 30, 2011 and 2010:

Revenue is derived primarily from recurring fees from hosting websites, including monthly contracts for shared hosting, dedicated servers, and cloud instances (the “plans”). Web hosting revenue between periods decreased $4,000, or less than 1%, to $9,597,000 for the six months ended June 30, 2011 over the same period in 2010 due to a decrease in the total number of plans offset in part by improved revenue per plan as a result of the growth of cloud instances and an increase in the sales of custom website development services. Customer service and competitive pricing succeeded in lowering the rate of attrition, but sales and marketing efforts have yet to provide sufficient new accounts to keep the overall plan count from declining. However, management’s intent is to grow revenues through higher service offerings to customers to drive greater revenue and margin per plan, although this may result in a lower number of plans sold overall.

The decrease in revenue reflects a decrease in the average number of total plans by 4,408 for the six months ended June 30, 2011 as compared to the same period in 2010, or 7%, to 57,618 from 62,026 offset by an increase in average monthly revenue per plan of 8% to $27.76 from $25.80. Improvement in revenue per plan primarily reflects the growth in cloud instances, web design revenue, and customers purchasing higher-cost plans and utilizing additional options and services. Web design revenue, included in web hosting revenue above, grew approximately $144,000, or 81%, to $321,000 for the six months ended June 30, 2011, as compared to $177,000 for the same period in 2010. The average number of cloud instances increased by 98, or 53%, to 282 for the six months ended June 30, 2011, from 184 for the same period in 2010 reflecting the Company’s introduction of a customer scalable cloud offering. The decrease in the average total plans is mainly reflected in the shared and dedicated segments. The average number of dedicated server plans for the six months ended June 30, 2011, which generate a higher monthly fee versus shared hosting plans, decreased by 264 between periods, or 12%, to an average of 1,939 from an average of 2,203 for the same period in 2010. The average number of shared hosting plans decreased by 4,242, or 7%, to 55,397 for the six months ended June 30, 2011, from 59,639 for the same period in 2010. Competition from other web hosting providers as well as alternative website services continues to have a negative effect on plan count growth which in turn limits revenue growth.

Total expenses decreased by 1%, or $109,000, for the six months ended June 30, 2011 over the same period in 2010. The majority of the decrease in total expenses reflects the $268,000 decrease in salaries and benefits primarily due to a reduction in headcount between years which occurred mainly in the second quarter of 2010 and the $227,000 decrease in depreciation and amortization resulting from a long term trend in reducing capital expenditures, as well as reduced costs for new equipment overall, more efficient use of existing equipment within the datacenter for shared and dedicated plans and the utilization of cloud architecture to more efficiently provide services to customers. The increase of $119,000 in professional fees was primarily due to an increase in audit fees for a SAS 70 engagement and an increase in web design costs in direct connection with the additional service offering to customers for custom website development. The $259,000 increase in other general and administrative costs was primarily due to a one-time expense of $190,000 as a result of the resolution of a licensing dispute, an increase of $40,000 in marketing expense and the purchase of a software upgrade protection plan for software that provides site administration tools and other services to customers. Marketing expense increased in conjunction with the launch of The Small Business Authority, a new marketing campaign initiated by the Company in January 2011.

Income before income taxes increased 5% or $102,000 to $2,228,000 for the six months ended June 30, 2011 from $2,126,000 for the same period in 2010. The improvement in profitability resulted primarily from the decrease in salaries and benefits and depreciation and amortization.

Small Business Finance

	Three months ended June 30:
(In thousands):	2011	2010	$ Change	% Change
Revenue:
Premium income	$4,258	$193	$4,065	2,106%
Servicing fee	729	673	56	8%
Interest income	618	366	252	69%
Management fees	146	146	—	—%
Other income	548	565	(17)	(3)%

Total revenue	6,299	1,943	4,356	224%

Net change in fair value of:
SBA loans transferred, subject to premium recourse	(1,703)	1,047	(2,750)	(263)%
SBA loans held for sale	(370)	—	(370)	—%
SBA loans held for investment	(613)	—	(613)	—%

Total net change in fair value	(2,686)	1,047	(3,733)	(357)%

Expenses:
Salaries and benefits	1,116	857	259	30%
Interest	451	413	38	9%
Management fees	—	115	(115)	(100)%
Depreciation and amortization	224	193	31	16%
Provision for loan losses	74	401	(327)	(82)%
Other general and administrative costs	712	454	258	57%

Total expenses	2,577	2,433	144	6%

Income before income taxes	$1,036	$557	$479	86%

Three months ended June 30, 2011 and 2010:

Revenue is derived primarily from premium income generated by the sale of the guaranteed and periodically unguaranteed portions of SBA loans. Additionally, the Company derives revenue from interest income on SBA loans held for investment and those awaiting sale recognition, servicing fee income on the guaranteed portions of SBA loans previously sold, servicing income for loans originated by other lenders for which NSBF is the servicer, and financing and billing services, classified as other income above, provided by NBC. Most SBA loans originated by NSBF charge an interest rate equal to the Prime rate plus an additional percentage amount; the interest rate resets to the current Prime rate on a monthly or quarterly basis, which will result in changes to the amount of interest accrued for that month and going forward and a re-amortization of a loan’s payment amount until maturity.

Prior to February 7, 2011, guaranteed portions sold in SBA secondary market transactions included a premium warranty which precluded sale treatment until the end of the expiration of the warranty period usually 90 to 270 days thereafter: such transferred loans are classified as “SBA loans transferred, subject to premium recourse” with a matching liability, “Liability on SBA loans transferred, subject to premium recourse.” The Company fair values these SBA loans transferred asset and liability, resulting in a fair value gain. At the expiration of the warranty period, the sale of the guaranteed portions of these loans as well as the corresponding gain is recognized into premium income, the asset and liability eliminated, and any fair value gain is reversed. Effective February 7, 2011, the SBA removed the premium warranty allowing the Company to recognize premium income concurrent with the date of sale for guaranteed portions sold on or after that date and eliminating additions to the SBA loans transferred asset and liability. As the remaining transferred loans with the premium warranty achieved sale status during the quarter, the balances at June 30, 2011 in “SBA loans transferred, subject to premium recourse” and “Liability on SBA loans transferred, subject to premium recourse” decreased from year end; they will continue to do so with the expectation that they will reach zero balances by the fourth quarter 2011. At June 30, 2011, there was one SBA loan left accounted for under ASC Topic 860 as transferred and subject to premium recourse.

On October 1, 2010, the Company elected to utilize the fair value option for SBA 7(a) loans funded on or after that date. As a result, the Company recorded changes in the fair value for the guaranteed portions that were not sold at period end (“SBA loans held for sale”) and for loans funded and sold on or after October 1, 2010. For these fair value loans, premium on loan sales equals the cash premium and servicing asset paid by the purchaser in the secondary market, the discount created on the unguaranteed portion from the sale which formerly reduced premium income is now included in the fair value line item, and, by not capitalizing various transaction expenses, the salary and benefits and loan processing expense, included in other general and administrative costs, portray a value closer to the cash outlay to operate the lending business. Period to period comparisons will now reflect these differences between fair value accounting and the former cost basis until prior periods using cost basis accounting are no longer presented.

For the three months ended June 30, 2011, the Company recognized $2,615,000 of premium income from 32 loans sold aggregating $20,103,000 which was not subject to the premium warranty and $1,643,000 from 23 loans aggregating $14,670,000 previously transferred that achieved sale status during the quarter. Because of the premium warranty in existence at that time delaying sale recognition, the Company did not record premium income during the second quarter 2010 for the 17 guaranteed loans transferred aggregating $11,002,000. Premiums on guaranteed loan sales averaged 112.11% with 1% servicing in the second quarter 2011 compared with 109.15% with 1% servicing in the quarter ended June 30, 2010.

Servicing fee income increased by $56,000 due primarily to revenue generated by the FDIC servicing contract, which totaled $279,000 for the three months ended June 30, 2011 compared with $164,000 for the three months ended June 30, 2010 as well as an increase in the average NSBF originated serviced portfolio from $137,406,000 for the three month period ending June 30, 2010 to $184,458,000 for the second quarter of 2011. This increase was the direct result of renewed loan originations which began at the end of 2009. This increase was partially offset by an $82,000 decline in servicing fee income related to guaranteed loan repurchases by the SBA.

Interest income increased by $252,000 primarily due to an improvement in non-performing loans and overall growth of the portfolio. The average outstanding performing portfolio of SBA loans held for investment increased from $20,179,000 to $25,386,000 for the quarters ended June 30, 2010 and 2011, respectively. Additionally, this increase included the reversal of a $70,000 reduction in interest income recorded in the second quarter of 2010 as a result of loans being transferred into nonperforming status. These increases were partially offset by a reduction in the total amount of interest earned from SBA loans transferred, subject to premium recourse, which added $55,000 during the three months ended June 30, 2011 compared with $99,000 in the prior period. As the transferred loans achieve sales status this interest income will decrease.

During the second quarter of 2010, the Company recorded a fair value gain of $1,047,000 related to 27 guaranteed loans transferred aggregating $12,534,000. During the second quarter of 2011, $1,703,000 of previously recorded fair value gain was reversed and corresponding premium income recognized; this amount represents the gain associated with 23 previously transferred loans totaling $14,670,000. Also in the current period, the Company recorded a fair value loss of $370,000 for “SBA loans held for sale”; this amount represents a decrease in the fair value associated with the guaranteed portion of fully funded loans, but that remained unsold at the end of the period. Since the Company adopted fair value accounting in the fourth quarter of 2010, there was no corresponding amount in the prior period. Changes in loans held for investment which have been measured at fair value are represented as “Fair value adjustment on SBA loans held for investment.” During the second quarter of 2011, loans originated and held for investment aggregated $5,905,000 and had a corresponding fair value loss of $613,000. Since the Company adopted fair value accounting in the fourth quarter of 2010, there was no corresponding amount in the prior period.

Salaries and benefits increased by $259,000 primarily due to the addition of staff in the originating, servicing and liquidation departments, as well as an increase in staff to service outside contracts. This increase was partially offset by a decrease in payroll expense at NBC for the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010. Combined headcount increased by 9.1% from an average of 44 for the three months ended June 30, 2010 to an average of 48 for the three months ended June 30, 2011. Additionally, prior to September 30, 2010, certain direct salary and benefit costs to originate loans were deferred and amortized over the contractual life of the SBA loan using a method that approximated the effective interest method. In the three months ended June 30, 2010, this equated to $88,000 of expense being deferred. Starting on October 1, 2010 as discussed above, the Company began recording the origination of loans based on the fair value method which requires the upfront expensing of such direct costs.

Interest expense increased by $38,000 for the three months ended June 30, 2011 compared with the same period in 2010. Interest expense includes amortization of deferred financing costs associated with the lines of credit held by NSBF and NBC of $63,000 and $54,000 for the quarters ended June 30, 2011 and 2010, respectively. The increase in amortization of deferred financing costs for 2011 was related to the securing of a new term loan with Sterling National Bank in the first quarter 2011 as well as the securitization of SBA 7(a) loans in the fourth quarter of 2010. While the average debt outstanding by NSBF increased from $12,377,000 to $20,213,000 for the quarters ended June 30, 2010 and 2011, respectively, the average interest rate dropped from 6.3% to 4.9%. Although the average debt outstanding at NBC increased from $3,541,000 to $4,981,000 for the three months ended June 30, 2010 and 2011, respectively, the average interest rate decreased from 6.48% to 6.34% during the same period.

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

The combined provision for loan loss and net change in fair value increased from $401,000 for the three months ended June 30, 2010 to $687,000 for the corresponding period in 2011. This increase of $286,000 period over period reflects the increase in provision consistent with additions to the overall portfolio. The allowance for loan loss including the net change in fair value increased from $3,698,000 or 12.6% of the gross portfolio balance of $29,285,000 at June 30, 2010 to $3,892,000 or 10.7% of the gross portfolio balance of $36,505,000 at June 30, 2011. This decrease as a percentage of the gross portfolio balances reflects the positive performance of the portfolio, resulting in a return to more historical levels of reserves. Total impaired non-accrual loans decreased from $8,666,000 or 29.6% of the total portfolio at June 30, 2010 to $8,334,000 or 22.8% at June 30, 2011 with $2,713,000 or 31.3% and $2,507,000 or 30.1% of the allowance for loan losses being allocated against such impaired non-accrual loans, respectively. The year over year reduction in non-performing loans results from an improvement in the overall economic climate and less delinquent loans in the portfolio. The year over year reduction in the specific reserve reflects both the overall collateralization on the non-performing portfolio as well as the increase in the portion of that portfolio making periodic payments pending return to performing status reducing the need for a specific reserve at this time.

Other general and administrative costs increased by $258,000 due primarily to the Company recording loan related expenses based on the fair value method which requires the upfront expensing of such direct costs as well as an increase in such loan processing and servicing costs as a result of the increase in loans originated during the current quarter. Additionally, marketing costs increased by $52,000 primarily in conjunction with the launch of The Small Business Authority, a new marketing campaign initiated by the Company in January 2011. These increases were offset by a $52,000 decrease in professional fees primarily due to the timing of accounting-related expenses and employee search expenses recorded in the prior period.

Loan originations and the recognition of loan transfers from prior quarters resulted in premium income well in excess to offset the reversal of the fair value adjustment recorded in the current quarter. This premium income, combined with improvements in interest and servicing income generated by the addition to and enhanced performance of the portfolio, were sufficient to offset additional servicing expenses and resulted in an increase to income before income taxes of $479,000 compared to the same quarter one year ago.

	Six months ended June 30:
(In thousands):	2011	2010	$ Change	% Change
Revenue:
Premium income	$7,272	$193	$7,079	3,668%
Servicing fee	1,368	1,129	239	21%
Interest income	1,310	702	608	87%
Management fees	293	293	—	—%
Other income	1,110	948	162	17%

Total revenue	11,353	3,265	8,088	248%

Net change in fair value of:
SBA loans transferred, subject to premium recourse	(3,216)	2,026	(5,242)	(259)%
SBA loans held for sale	296	—	296	—%
SBA loans held for investment	(938)	—	(938)	—%

Total net change in fair value	(3,858)	2,026	(5,884)	(290)%

Expenses:
Salaries and benefits	2,220	1,652	568	34%
Interest	1,082	746	336	45%
Management fees	—	230	(230)	(100)%
Depreciation and amortization	416	406	10	2%
Provision for loan losses	86	853	(767)	(90)%
Other general and administrative costs	1,383	957	426	45%

Total expenses	5,187	4,844	343	7%

Income before income taxes	$2,308	$447	$1,861	416%

Six months ended June 30, 2011 and 2010:

For the six months ended June 30, 2011, the Company recognized $4,350,000 of premium income from 58 loans sold aggregating $32,677,000 which was not subject to the premium warranty and $2,922,000 in premium income associated with 46 loans aggregating $29,219,000 subject to the premium warranty and previously transferred that achieved sale status during the six month period. Because of the premium warranty in existence at that time delaying sale recognition, the Company did not record premium income during the six months ended June 30, 2010 for the 44 guaranteed loans transferred aggregating $23,536,000, but instead recognized a fair value gain as discussed below. Premiums on guaranteed loan sales for the first six months averaged 111.79% with 1% servicing in 2011 compared with 109.21% with 1% servicing in 2010.

Servicing fee income increased by $239,000 due primarily to revenue generated by the FDIC servicing contract, which totaled $550,000 for the six months ended June 30, 2011 compared with $228,000 for the six months ended June 30, 2010 as well as an increase in the average NSBF originated serviced portfolio from $132,352,000 for the six month period ending June 30, 2010 to $179,244,000 for the first half of 2011. This increase was the direct result of renewed loan originations which began at the end of 2009. This increase was partially offset by a $114,000 decline in servicing fee income related to guaranteed loan repurchases by the SBA.

Interest income increased by $608,000 due primarily to interest on SBA loans, which increased by $300,000 as a result of the growth and positive performance of the portfolio; the average outstanding performing portfolio of SBA loans held for investment increased from $20,140,000 to $25,716,000 for the six months ended June 30, 2010 and 2011, respectively. Additionally, this period over period increase included the reversal of a $70,000 reduction in interest income recorded in the second quarter of 2010 as a result of loans being transferred into nonperforming status. In addition, interest earned from SBA loans transferred, subject to premium recourse, increased by $227,000 during the six months ended June 30, 2011; as the transferred loans achieve sales status this interest income will decrease.

Other income increased by $162,000 primarily due to an increase in revenue earned by Newtek Business Credit. Fees earned on receivables purchased and billing services increased by a net of $168,000 during the six months ended June 30, 2011 as compared with the six months ended June 30, 2010, which was primarily attributable to an increase in the number of clients serviced as well as an increase in the amount of receivables purchased from existing clients. Additionally, $132,000 of packaging fee income, which had previously been capitalized at NSBF, is now recognized upfront as a result of the adoption of fair value accounting for loans funded on or after October 1, 2010. These increases were partially offset by a reduction in income earned under the FDIC consulting contract in the current period in the amount of $132,000.

During the first half of 2010, the Company recorded a net fair value gain of $2,026,000 related to 44 guaranteed loans transferred aggregating $23,536,000, of which 4 achieved sale status during the same period. During the first half of 2011, as a result of the elimination of the premium warranty, only 2 loans transferred did not achieve sale status, while 43 previously transferred loans were recognized as sales, thereby reducing the corresponding fair value adjustment by a net amount of $3,216,000. In addition, the Company recorded a fair value gain of $296,000 for “SBA loans held for sale.” Changes in loans held for investment which have been measured at fair value are represented as “Fair value adjustment on SBA loans held for investment.” During the six months ended June 30, 2011, loans originated and held for investment aggregated $8,775,000 resulting in a corresponding fair value loss of $938,000.

Salaries and benefits increased by $568,000 primarily due to the addition of staff in the originating, servicing and liquidation departments, as well as an increase in staff to service outside contracts. This increase was partially offset by a decrease in payroll expense at NBC for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Combined headcount increased by 14.6% from an average of 42 for the six months ended June 30, 2010 to an average of 47 for the six months ended June 30, 2011. Additionally, prior to September 30, 2010, certain direct salary and benefit costs to originate loans were deferred and amortized over the contractual life of the SBA loan using a method that approximated the effective interest method. In the six months ended June 30, 2010, this equated to $136,000 of expense being deferred. Starting on October 1, 2010 as discussed above, the Company began recording the origination of loans based on the fair value method which requires the upfront expensing of such direct costs.

Interest expense increased by $336,000 for the six months ended June 30, 2011 compared with the same period in 2010, due primarily to $227,000 of interest expense for Liability for SBA loans transferred, subject to premium recourse; as the transferred loans achieve sales status this interest expense will decrease. Interest expense includes amortization of deferred financing costs associated with the lines of credit held by NSBF and NBC of $141,000 and $125,000 for the six months ended June 30, 2011 and 2010, respectively. The increase in amortization of deferred financing costs for 2011 was due to the acceleration of amortization in connection with the refinancing of the term loan with Wells Fargo, and the securing of a new term loan with Sterling National Bank in the first quarter 2011 as well as the securitization of SBA 7(a) loans in the fourth quarter of 2010. While the average debt outstanding by NSBF increased from $12,192,000 to $19,762,000 for the periods ended June 30, 2010 and 2011, respectively, the average interest rate dropped from 6.74% to 4.62%. Although the average debt outstanding at NBC increased from $2,716,000 to $4,931,000 for the six months ended June 30, 2010 and 2011, respectively, the average interest rate decreased from 8.54% to 6.05% during the same periods.

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

The combined provision for loan loss and net change in fair value increased from $853,000 for the six months ended June 30, 2010 to $1,024,000 for the corresponding period in 2011. This increase of $171,000 period over period is consistent with the expansion of the unguaranteed portfolio during 2011. The allowance for loan loss including the net change in fair value increased from $3,698,000 or 12.8% of the gross portfolio balance of $29,285,000 at June 30, 2010 to $3,892,000 or 12.03% of the gross portfolio balance of $36,505,000 at June 30, 2011. This decrease as a percentage of the gross portfolio balances reflects the positive performance of the portfolio, resulting in a return to more historical levels of reserves. Total impaired non-accrual loans decreased from $8,666,000 or 29.6% of the total portfolio at June 30, 2010 to $8,334,000 or 22.8% at June 30, 2011 with $2,713,000 or 31.3% and $2,507,000 or 30.1% of the allowance for loan losses being allocated against such impaired non-accrual loans, respectively. The year over year reduction in non-performing loans results from an improvement in the overall economic climate and less delinquent loans in the portfolio. The year over year reduction in the specific reserve reflects both the overall collateralization on the non-performing portfolio as well as the increase in the portion of that portfolio making periodic payments pending return to performing status reducing the need for a specific reserve at this time.

Other general and administrative costs increased by $426,000 due primarily to the Company recording loan related expenses based on the fair value method which requires the upfront expensing of such direct costs as well as an increase in such loan processing and servicing costs as a result of the increase in loans originated during the current quarter. Additionally, marketing costs increased by $108,000 primarily in conjunction with the launch of The Small Business Authority, a new marketing campaign initiated by the Company in January 2011. These increases were partially offset by a $30,000 decrease in professional fees primarily due to the timing of accounting-related expenses and employee search expense recorded in the prior period.

The increase of loan originations and the recognition of loan transfers from prior periods resulted in premium income sufficient to offset the reversal of the fair value adjustment recorded in 2011. This, combined with improvements in servicing, interest, and other income generated by the addition to and enhanced performance of the portfolio, were sufficient to offset additional servicing expenses and resulted in an improvement to income before income taxes of $1,861,000 when compared to the first half of 2010.

All Other

The All Other segment includes primarily Newtek Insurance Agency, LLC and qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments.

	Three months ended June 30:
(In thousands):	2011	2010	$ Change	% Change
Revenue:
Insurance commissions	$269	$204	$65	32%
Other income	74	142	(68)	(48)%
Interest income	4	36	(32)	(89)%

Total revenue	347	382	(35)	(9)%

Expenses:
Salaries and benefits	499	398	101	25%
Professional fees	59	45	14	31%
Depreciation and amortization	20	33	(13)	(39)%
Other general and administrative costs	111	121	(10)	(8)%

Total expenses	689	597	92	15%

Loss before income taxes	$(342)	$(215)	$127	59%

Three months ended June 30, 2011 and 2010:

Total revenue decreased $35,000 for the three months ended June 30, 2011 as compared to the same period in 2010 primarily due to a $68,000 decrease in other income and a $32,000 decrease in interest income offset in part by a $65,000 increase in insurance commissions. Other income decreased $68,000 primarily due to a reduction in management fee revenue from a non-consolidated subsidiary. Interest income decreased as a result of a decrease in cash and cash equivalents during the six months ended June 30, 2011 as compared with the six months ended June 30, 2010.

Salaries and benefits increased by $101,000, or 25% to $499,000, for the three months ended June 30, 2011, as compared to $398,000 for same period in 2010 primarily due to the addition of employees for our new payroll services subsidiary. Professional fees increased by $14,000, or 31%, to $59,000 for the second quarter ended 2011 as compared to $45,000 for 2010 primarily due to an increase in consulting fees related to payroll services. Depreciation and amortization decreased $13,000, or 39%, primarily due to fixed assets that have become fully depreciated. Other general administrative costs decreased by $10,000, or 8% to $111,000, for the second quarter ended 2011, as compared to $121,000 for 2010.

	Six months ended June 30:
(In thousands):	2011	2010	$ Change	% Change
Revenue:
Insurance commissions	$525	$412	$113	27%
Other income	170	260	(90)	(35)%
Interest income	6	47	(41)	(87)%

Total revenue	701	719	(18)	(3)%

Expenses:
Salaries and benefits	934	801	133	17%
Professional fees	123	102	21	21%
Depreciation and amortization	41	78	(37)	(47)%
Other general and administrative costs	241	301	(60)	(20)%

Total expenses	1,339	1,282	57	4%

Loss before income taxes	$(638)	$(563)	$75	13%

Six months ended June 30, 2011 and 2010:

Revenues decreased $18,000 for the six months ended June 30, 2011 as compared to the same period in 2010 primarily due to a $90,000 decrease in other income and a $41,000 decrease in interest income, offset in part by a $113,000 increase in insurance commissions. Other income decreased $90,000 primarily due to a reduction in management fees. Interest income decreased as a result of a reduction in cash and cash equivalents during the six months ended June 30, 2011 as compared with the six months ended June 30, 2010.

Salaries and benefits increased by $133,000, or 17% to $934,000, for the six months ended June 30, 2011, as compared to $801,000 for same period in 2010 primarily due to the addition of payroll services employees. Professional fees increased by $21,000, or 21%, to $123,000 for the second quarter ended 2011 as compared to $102,000 for 2010 primarily due to an increase in consulting fees related to payroll services. Depreciation and amortization decreased $37,000, or 47%, primarily due to fixed assets that have become fully depreciated. Other general administrative costs decreased by $60,000, or 20% to $241,000, for the six months ended June 30, 2011, as compared to $301,000 for 2010 due to decreases in insurance, travel and other general office expenses.

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

	Three months ended June 30:
(In thousands):	2011	2010	$ Change	% Change
Revenue:
Management fees	$289	$524	$(235)	(45)%
Interest income	15	5	10	200%
Other income	—	3	(3)	(100)%

Total revenue	304	532	(228)	(43)%

Expenses:
Salaries and benefits	1,708	1,143	565	49%
Professional fees	284	391	(107)	(27)%
Depreciation and amortization	47	81	(34)	(42)%
Other general and administrative costs	679	641	38	6%

Total expenses	2,718	2,256	462	20%

Loss before income taxes	$(2,414)	$(1,724)	$690	40%

Three months ended June 30, 2011 and 2010:

Revenue is derived primarily from management fees earned from the Capcos. Management fee revenue declined 45%, or $235,000, to $289,000 for the three months ended June 30, 2011, from $524,000 for the three months ended June 30, 2010. Management fees, which are eliminated upon consolidation, are expected to continue to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not accrued.

Total expenses increased $462,000, or 20%, for the three months ended June 30, 2011 from the same period in 2010. The increase in total expenses was primarily due to a $565,000 increase in salaries and benefits, a $38,000 increase in other general and administrative costs, partially offset by a $107,000 decrease in professional fees and a $34,000 decrease in depreciation and amortization. The increase in salaries and benefits resulted from additional headcount and increased salary costs, in addition to $276,000 accrued for severance pay related to the departure of an executive officer. The decrease in professional fees is primarily due to placement fees in 2010 that did not recur in 2011 and the Company exploring various financing and restructuring alternatives in 2010 that resulted in significant one-time professional fees for the three months ended June 30, 2010. The increase in other general and administrative costs included a $65,000 increase in marketing relating to launch of The Small Business Authority, partially offset by a $28,000 decrease in telephone, insurance, computer and other expenses.

Loss before income taxes increased $690,000 for the three months ended June 30, 2011, as compared to the same period in 2010, primarily due to the decrease in management fee revenue and an increase in salaries and benefits including accrued severance pay.

	Six months ended June 30:
(In thousands):	2011	2010	$ Change	% Change
Revenue:
Management fees	$620	$1,224	$(604)	(49)%
Interest income	19	13	6	46%
Other income	—	3	(3)	(100)%

Total revenue	639	1,240	(601)	(48)%

Expenses:
Salaries and benefits	3,105	2,439	666	27%
Professional fees	535	646	(111)	(17)%
Depreciation and amortization	105	171	(66)	(39)%
Other general and administrative costs	1,273	1,239	34	3%

Total expenses	5,018	4,495	523	12%

Loss before income taxes	$(4,379)	$(3,255)	$1,124	35%

Six months ended June 30, 2011 and 2010:

Revenue is derived primarily from management fees earned from the Capcos. Management fee revenue declined 49%, or $604,000, to $620,000 for the six months ended June 30, 2011, from $1,224,000 for the six months ended June 30, 2010. Management fees, which are eliminated upon consolidation, are expected to continue to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not accrued.

Total expenses increased $523,000, or 12%, for the six months ended June 30, 2011 from the same period in 2010. The increase in total expenses was primarily due to a $666,000 increase in salaries and benefits, a $34,000 increase in other general and administrative costs, partially offset by a $66,000 decrease in depreciation and amortization, and an $111,000 decrease in professional fees. The increase in salaries and benefits resulted from additional headcount and increased salary costs, in addition to $276,000 accrued for severance pay related to the departure of an executive officer. The decrease in professional fees is primarily due to placement fees in 2010 that did not recur in 2011 and the Company exploring various financing and restructuring alternatives in 2010 that resulted in significant one-time professional fees for the six months ended June 30, 2010. The increase in other general and administrative costs included a $199,000 increase in marketing relating to launch of The Small Business Authority, partially offset by a $165,000 decrease in telephone, insurance, computer, travel and other expenses.

Loss before income taxes increased $1,124,000 for the six months ended June 30, 2011, as compared to the same period in 2010, primarily due to the decrease in management fee revenue and an increase in salaries and benefits including accrued severance pay.

Capco

As described in Note 3 to the condensed consolidated financial statements, effective January 1, 2008, the Company adopted fair value accounting for its financial assets and financial liabilities concurrent with its election of the fair value option for substantially all credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance. These are the financial assets and liabilities associated with the Company’s Capco notes that are reported within the Company’s Capco segment. The tables below reflect the effects of the adoption of fair value measurement on the income and expense items (income from tax credits, interest expense and insurance expense) related to the revalued financial assets and liability for the three and six months ended June 30, 2011 and 2010. In addition, the net change to the revalued financial assets and liability for the three and six months ended June 30, 2011 and 2010 is reported in the line “Net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash” on the condensed consolidated statement of operations.

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

	Three months ended June 30:
(In thousands):	2011	2010	$ Change	% Change
Revenue:
Income from tax credits	$317	$556	$(239)	(43)%
Interest income	6	39	(33)	(85)%
Other income	1	1	0	0%

Total revenue	324	596	(272)	(46)%

Net change in fair market value of:
Credits in lieu of cash and Notes payable in credits in lieu of cash	1	13	(12)	(92)%

Expenses:
Management fees	435	555	(120)	(22)%
Interest	327	577	(250)	(43)%
Professional fees	51	68	(17)	(25)%
Other general and administrative costs	(3)	75	(78)	(104)%

Total expenses	810	1,275	(465)	(36)%

Loss before income taxes	$(485)	$(666)	$(181)	(27)%

Three months ended June 30, 2011 and 2010:

Revenue is derived primarily from non-cash income from tax credits. The decrease in income from tax credits for the three months ended June 30, 2011 versus the three months ended June 30, 2010 reflects the effect of the lower interest rate used under fair value accounting. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods through 2016, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense. Management fees decreased 22%, or $120,000, to $435,000 for the three months ended June 30, 2011 from $555,000 for the same period ended 2010. Management fees, which are eliminated upon consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. Interest expense decreased 43%, or $250,000, to $327,000 for the three months ended June 30, 2011 from $577,000 as a result of the lower interest rate used under the fair value accounting for the period. Other general and administrative costs decreased $78,000 primarily due to a one-time adjustment for a loan that was previously written off and a receivable recorded for the guaranteed portion of $51,000 and a $30,000 decrease in rent expense resulting from a sublease, offset by $3,000 increase in general office expenses. Rental income from the sublease is recorded as an offset to rent expense.

	Six months ended June 30:
(In thousands):	2011	2010	$ Change	% Change
Revenue:
Income from tax credits	$630	$1,302	$(672)	(52)%
Interest income	31	68	(37)	(54)%
Other income	2	6	(4)	(67)%

Total revenue	663	1,376	(713)	(52)%

Net change in fair market value of:
Credits in lieu of cash and Notes payable in credits in lieu of cash	76	174	(98)	(56)%

Expenses:
Management fees	912	1,287	(375)	(29)%
Interest	723	1,492	(769)	(52)%
Professional fees	135	173	(38)	(22)%
Other general and administrative costs	65	165	(100)	(61)%

Total expenses	1,835	3,117	(1,282)	(41)%

Loss before income taxes	$(1,096)	$(1,567)	$(471)	(30)%

Six months ended June 30, 2011 and 2010:

Revenue is derived primarily from non-cash income from tax credits. The decrease in total revenue for the six months ended June 30, 2011 versus the same period in 2010 reflects the effect of the lower interest rate used under fair value accounting. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods through 2016, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense. Management fees decreased 29%, or $375,000, to $912,000 for the six months ended June 30, 2011 from $1,287,000 for the same period ended 2010. Management fees, which are eliminated upon consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. Interest expense decreased 52%, or $769,000, to $723,000 for the six months ended June 30, 2011 from $1,492,000 as a result of the lower interest rate used under the fair value accounting for the period. Professional fees decreased $38,000 as a result of a reduction in legal and consulting fees. The $100,000 decrease in other general and administrative costs was primarily due to a one-time adjustment for a loan that was previously written off and a receivable recorded for the guaranteed portion of $51,000 and a decrease of $51,000 in rent expense resulting from a sublease, offset by a $2,000 increase in other expenses. Rental income from the sublease is recorded as an offset to rent expense.

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

Liquidity and Capital Resources

Cash requirements and liquidity needs over the next twelve months are anticipated to be funded primarily through cash generated from operations, available cash and cash equivalents, existing credit lines, and additional securitizations of the Company’s SBA lender’s unguaranteed loan portions.

In order to operate, the Company’s SBA lender depends on the continuation of the SBA 7(a) guaranteed loan program of the United States Government. For 2010 and the first quarter of 2011 the Company benefitted from the increase in the guarantee on SBA 7(a) loans to 90% from 75% which effectively reduced the amount of the loan the Company retained and increased the amount of premium the Company earned on a loan. The return to the 75% guarantee level for loans approved after December 31,

2010 will require the Company to commit greater cash resources to fund SBA 7(a) loans. The Company’s SBA lender depends on the availability of purchasers for SBA loans held for sale transferred to the secondary markets and the premium earned therein to support its lending operations. At this time the secondary market for the SBA loans held for sale is robust but during the 2008 – 2009 financial crisis the Company had difficulty selling its loans for a premium or at all.

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

In December 2010, the SBA lender entered into a new revolving loan agreement with Capital One, N.A. for up to $12 million to be used to fund the guaranteed portions of SBA loans and to be repaid with the proceeds of the sale in the secondary market of those portions. Also, in June 2011, the SBA lender entered into a new revolving loan agreement with Capital One, N.A. for up to $15 million to be used to fund the unguaranteed portions of SBA loans and to be repaid with the proceeds of loan repayments from the borrowers as well as excess cash flow of NSBF. As a result of these two facilities, the SBA lender was able to increase the amount of loans it can fund at any one time.

Through February 28, 2011, the receivables financing unit (“NBC”) utilized a $10 million line of credit provided by Wells Fargo Bank to purchase and warehouse receivables. On February 28, 2011, NBC entered into a three year line of credit of up to $10 million with Sterling National Bank which replaced the Wells Fargo line. There is no cross collateralization between the Sterling lending facility and the Capital One term loan and credit facility; however, a default under the Capital One term loan or line of credit will create a default under the Sterling line of credit. The availability of the Sterling line of credit and the performance of the Capital One term loans are subject to compliance with certain covenants and collateral requirements as set forth in their respective agreements, as well as limited restrictions on distributions or loans to the Company by the respective debtor, none of which are material to the liquidity of the Company. At June 30, 2011, the Company and its subsidiaries were in full compliance with applicable loan covenants. The Company guarantees these loans for the subsidiaries up to the amount borrowed; in addition, the Company deposited $750,000 with Sterling to collateralize the guarantee. As of June 30, 2011, the Company’s unused sources of liquidity consisted of $11,701,000 in unrestricted cash and cash equivalents, $1,045,000 available through the Capital One revolving loan and $292,000 available through the Sterling National Bank line of credit.

Restricted cash of $8,580,000 as of June 30, 2011 is primarily held in the Capcos and NSBF. For the Capcos, restricted cash can be used in managing and operating the Capcos, making qualified investments and for the payment of Capco generated taxes. For NSBF, approximately $1,407,000 is due to participants, $1,316,000 is due to Capital One and $1,078,000 is held by the securitization trust as a reserve on future nonperforming loans. In addition, as discussed above, the Company deposited $750,000 with Sterling to collateralize its guarantee, which has been classified as restricted cash.

In summary, Newtek generated and used cash as follows:

(Dollars in thousands)

	Six months ended June 30,
	2011	2010
Net cash provided by (used in) operating activities	$2,557	$(2,113)
Net cash used in investing activities	(5,635)	(4,253)
Net cash provided by financing activities	4,397	1,575

Net increase (decrease) in cash and cash equivalents	1,319	(4,791)

Cash and cash equivalents, beginning of period	10,382	12,581

Cash and cash equivalents, end of period	$11,701	$7,790

Net cash flows provided by (used in) operating activities increased $4,670,000 to net cash flow provided by operations of $2,557,000 for the six month period ended June 30, 2011 compared to net cash flows used in operations of $(2,113,000) for the six month period ended June 30, 2010. The change primarily reflects the operation of the SBA lender: a $3,262,000 reduction in the broker receivable related to the sale of guaranteed portions of SBA loans offsetting the origination of loans which were not sold by period end. The broker receivable arises from loans traded but not settled before period end and represents the amount of cash due from the purchasing broker; the amount varies depending on loan origination volume and timing of sales at quarter end. During the six months ended June 30, 2011, as discussed above, the SBA removed the premium warranty thereby permitting the recognition of secondary market sales of guaranteed portions: the Company originated $15,852,000 of these SBA loans held for sale and sold $32,677,000. For the six months ended June 30, 2010, because of the then extant premium warranty, the Company transferred, rather than recognized as sold, $23,536,000 of the guaranteed portions of SBA 7(a) loans in return for the “Liability for SBA loans transferred, subject to recourse” of $25,830,000. Upon the expiration of the premium warranty periods for the transferred loans, the transfers are accounted for as sales, the asset and liability will be eliminated, the gain on fair value for the liability will be reversed, and the gain on sale will be recognized: in the six months ended June 30, 2011 $26,613,000 of previously transferred guaranteed portions achieved sales status eliminating that amount of the asset as well as $29,391,000 of the matching liability.

Net cash used in investing activities primarily includes the purchase of fixed assets and customer accounts, activity regarding the unguaranteed portions of SBA loans, changes in restricted cash and activities involving investments in qualified businesses. Net cash used in investing activities increased by $1,382,000 to cash used of $(5,635,000) for the period ended June 30, 2011 compared to cash used of $(4,253,000) for the six months ended June 30, 2010. The increase in cash used in investing activities for the six months ended June 30, 2011 was primarily due to a greater amount of SBA loans originated for investment, $(8,623,000) in 2011 versus $(3,108,000) in 2010, offset by an increase in payments received on SBA loans from $1,292,000 in 2010 to $1,692,000 in 2011 and greater returns from qualified investments in 2011, $245,000 as compared to the return of $111,000 in 2010. The change in restricted cash provided $1,949,000 of cash flow in 2011 versus $(1,620,000) of cash used in 2010.

Net cash provided by financing activities primarily includes the net borrowings (repayments) on bank notes payable as well as securitization activities. Net cash provided by financing activities increased by $2,822,000 to cash provided of $4,397,000 for the period ended June 30, 2011 from cash provided of $1,575,000 for the period ended June 30, 2010. The primary reason for the increase was the 2011 period reflects the release of approximately $3,058,000 of restricted cash related to the securitization that was designated as a pre-funding account in December 2010 and was used during the six months to purchase unguaranteed portions of SBA 7(a) loans. Offsetting this increase was cash used of $750,000 to establish a restricted cash account with Sterling National Bank to collateralize the Company’s guarantee on the new line. Payments on senior notes related to the securitization from December 2010 used $1,209,000 of cash for the six months ended June 30, 2011. The net borrowings on bank lines of credit of $3,811,000 for the six months ended June 30, 2011 reflects net repayments on the Company’s lines of credit with Wells Fargo and Sterling of $(20,000) and proceeds of $3,830,000 from the Capital One line used for the origination of SBA loans, while the same period in 2010 reflects net repayments of $10,381,000 which represented borrowings on the Wells Fargo line of $2,419,000 to fund the increase in accounts receivables purchased, offset by repayments to GE of $12,800,000. During the six months ended June 30, 2010, the Company received $12,500,000 of proceeds from the Capital One term note and used the funds to repay the outstanding amount on the GE line of credit.

The $1,319,000 increase in cash and cash equivalents in 2011 is primarily due to receiving the remaining proceeds from its 2010 securitization of the unguaranteed, retained loan portions of SBA 7(a) loans, previously set aside for post-closing loan origination, which offset loan originations and positive operating cash flow which benefitted from a reduction in the outstanding broker receivable.

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

We do not have significant exposure to changing interest rates on invested cash which was approximately $20,281,000 at June 30, 2011. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions with ratings from Standard and Poor’s of A- or better. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury-only money market instruments or funds and other investment-grade securities. As of June 30, 2011, cash deposits in excess of FDIC and SIPC insurance totaled approximately $2,510,000 and funds held in U.S. Treasury-only money market funds or equivalents in excess of SIPC insurance totaled approximately $3,076,000.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report and provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Change in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification by Principal Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification by Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

XBRL Taxonomy

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: August 12, 2011	By:	/s/ Barry Sloane
Barry Sloane
Chairman of the Board, Chief Executive Officer and Secretary
(Principal Executive Officer)

Date: August 12, 2011	By:	/s/ Jennifer C. Eddelson
Jennifer C. Eddelson
Chief Accounting Officer
(Principal Financial Officer)