Form 10-Q
period 2011-09-30
NEWTEK BUSINESS SERVICES, INC.
filed 2011-11-10
CIK 1094019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-16123

NEWTEK BUSINESS SERVICES, INC.

(Exact name of registrant as specified in its charter)

New York	11-3504638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

212 West 35th Street, Second Floor, New York, NY	10123
(Address of principal executive offices)	(Zip Code)

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

As of November 10, 2011, there were 35,769,473 of the Company’s Common Shares outstanding.

PART I – FINANCIAL INFORMATION

Item  1. Financial Statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(In Thousands, except for Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Operating revenues	$30,657	$29,202	$93,502	$83,061

Net change in fair value of:
SBA loans	(870)	50	(4,729)	2,076
Credits in lieu of cash and notes payable in credits in lieu of cash	(46)	(44)	30	130

Total net change in fair value	(916)	6	(4,699)	2,206

Operating expenses:
Electronic payment processing costs	17,761	17,456	52,483	50,580
Salaries and benefits	5,247	4,677	15,956	14,365
Interest	749	1,023	2,608	3,307
Depreciation and amortization	1,021	1,155	3,080	3,586
Provision for loan losses	215	658	301	1,511
Other general and administrative costs	4,413	3,991	13,071	12,030

Total operating expenses	29,406	28,960	87,499	85,379

Income (loss) before income taxes	335	248	1,304	(112)
Benefit (provision) for income taxes	502	(590)	(301)	77

Net income (loss)	837	(342)	1,003	(35)
Net loss attributable to non-controlling interests	43	24	98	181

Net income (loss) attributable to Newtek Business Services, Inc.	$880	$(318)	$1,101	$146

Weighted average common shares outstanding - basic	35,716	35,659	35,703	35,651

Weighted average common shares outstanding - diluted	36,544	35,659	36,397	35,795

Earnings (loss) per share - basic and diluted	$0.02	$(0.01)	$0.03	$0.00

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

(In Thousands, except for Per Share Data)

	September 30, 2011	December 31, 2010
	Unaudited	(Note 1)
ASSETS
Cash and cash equivalents	$13,678	$10,382
Restricted cash	6,979	10,747
Broker receivable	10,666	12,058
SBA loans held for investment, net (includes $16,779 and $19,092, respectively, related to securitization trust VIE; net of reserve for loan losses of $2,853 and $3,560, respectively)	20,048	23,742
SBA loans held for investment, at fair value (includes $3,250 and $0, respectively, related to securitization trust VIE )	15,484	2,310
Accounts receivable (net of allowance of $630 and $193, respectively)	10,139	9,990
SBA loans held for sale, at fair value	938	1,014
Prepaid expenses and other assets, net (includes $799 and $866, respectively, related to securitization trust VIE)	7,636	7,809
Servicing asset (net of accumulated amortization and allowances of $5,769 and $5,189, respectively)	3,226	2,225
Fixed assets (net of accumulated depreciation and amortization of $16,074 and $14,719, respectively)	2,820	3,210
Intangible assets (net of accumulated amortization of $12,812 and $11,881, respectively)	1,680	2,753
SBA loans transferred, subject to premium recourse ($1,392 and $21,212, respectively, at fair value)	1,392	31,189
Credits in lieu of cash	19,219	35,494
Goodwill	12,092	12,092

Total assets	$125,997	$165,015

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$12,815	$10,321
Notes payable (includes $13,260 and $15,104, respectively, related to securitization trust VIE)	32,987	28,053
Deferred revenue	1,649	1,768
Liability on SBA loans transferred, subject to premium recourse	1,392	30,783
Notes payable in credits in lieu of cash	19,219	35,494
Deferred tax liability	1,131	3,002

Total liabilities	69,193	109,421

Commitments and contingencies
Equity:
Newtek Business Services, Inc. stockholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, 36,701 issued, 35,716 and 35,666 outstanding, respectively, not including 83 shares held in escrow)	734	734
Additional paid-in capital	57,815	57,650
Accumulated deficit	(2,335)	(3,436)
Treasury stock, at cost (985 and 1,035 shares, respectively)	(604)	(663)

Total Newtek Business Services, Inc. stockholders’ equity	55,610	54,285
Non-controlling interests	1,194	1,309

Total equity	56,804	55,594

Total liabilities and equity	$125,997	$165,015

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(In Thousands)

	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,003	$(35)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from tax credits	(954)	(1,923)
Accretion of interest expense	984	2,053
Fair value adjustments on SBA loans	4,729	(2,076)
Fair value adjustment of credits in lieu of cash and notes payable in credits in lieu of cash	(30)	(130)
Deferred income taxes	(1,701)	(197)
Depreciation and amortization	3,080	3,586
Provision for loan losses	301	1,511
Other, net	433	168
Changes in operating assets and liabilities:
Originations of SBA loans held for sale	(52,350)	(554)
Originations of SBA loans transferred, subject to premium recourse	(274)	(19,831)
Originations of SBA loans, achieving sale status	—	(15,692)
Proceeds from originations of SBA loans, achieving sale status	—	15,692
Proceeds from sale of SBA loans held for sale	52,783	—
Proceeds from sale of SBA loans, achieving sale status	26,638	—
Liability on SBA loans transferred, subject to premium recourse	(29,416)	21,972
Broker receivable	1,392	(1,391)
Accounts receivable	(152)	(4,447)
Prepaid expenses, accrued interest receivable and other assets	112	(295)
Accounts payable, accrued expenses and deferred revenue	2,291	1,824
Other, net	(2,104)	(1,472)

Net cash provided by (used in) operating activities	6,765	(1,237)

Cash flows from investing activities:
Return of investments in qualified businesses	246	142
Purchase of fixed assets and customer merchant accounts	(1,031)	(1,398)
SBA loans originated for investment, net	(14,836)	(5,761)
Payments received on SBA loans	3,496	2,700
Change in restricted cash	1,979	(1,101)
Purchase of non-controlling interest	(200)	—

Net cash used in investing activities	(10,346)	(5,418)

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (CONTINUED)

	2011	2010

Cash flows from financing activities:
Net borrowings (repayments) on bank lines of credit	$7,091	$(9,562)
Proceeds from bank term note payable	—	12,500
Payments on bank term note payable	(313)	(1,286)
Change in restricted cash due to debt refinancing	(750)	—
Change in restricted cash related to securitization	3,058	—
Payments on senior notes	(1,917)	—
Other	(292)	(277)

Net cash provided by financing activities	6,877	1,375

Net increase (decrease) in cash and cash equivalents	3,296	(5,280)
Cash and cash equivalents - beginning of period	10,382	12,581

Cash and cash equivalents - end of period	$13,678	$7,301

Supplemental disclosure of cash flow activities:

Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$16,809	$18,423

Refinance of line of credit to term loan	$—	$2,083

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Newtek Business Services, Inc. (“Newtek” or the “Company”) is a holding company for several wholly- and majority-owned subsidiaries, including twelve certified capital companies which are referred to as Capcos, and several portfolio companies in which the Capcos own non-controlling or minority interests. The Company provides a “one-stop-shop” for business services to the small- and medium-sized business market and uses state of the art web-based proprietary technology to be a low cost acquirer and provider of products and services. The Company partners with companies, credit unions and associations to offer its services.

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

Small Business Finance: Primarily consists of Newtek Small Business Finance, Inc. (“NSBF”), a nationally licensed, U.S. Small Business Administration (“SBA”) lender that originates, sells and services loans to qualifying small businesses, which are partially guaranteed by the SBA; and CDS Business Services, Inc. d/b/a Newtek Business Credit (“NBC”) which provides receivables financing and receivables management.

All Other: Includes results from businesses formed from Investments in Qualified Businesses made through Capco programs which cannot be aggregated with other operating segments.

Corporate Activities: Corporate implements business strategy, directs marketing, provides technology oversight and guidance, coordinates and integrates activities of the segments, contracts with alliance partners, acquires customer opportunities, and owns our proprietary NewTracker® referral system. This segment includes revenue and expenses not allocated to other segments, including interest income, Capco management fee income and corporate operations expenses.

Capco: Twelve certified capital companies which invest in small- and medium-sized businesses. They generate non-cash income from tax credits and non-cash interest expense.

The condensed consolidated financial statements of Newtek Business Services, Inc., its subsidiaries and consolidated entities included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and include all wholly- and majority-owned subsidiaries, and several portfolio companies in which the Capcos own a non-controlling minority interest, or those variable interest entities of which Newtek is considered to be the primary beneficiary. All inter-company balances and transactions have been eliminated in consolidation. Non-controlling interests (previously shown as minority interest) are reported below net income (loss) under the heading “Net loss attributable to non-controlling interests” in the unaudited condensed consolidated statements of operations and shown as a component of equity in the condensed consolidated balance sheets.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are complete. The most significant estimates are with respect to valuation of investments in qualified businesses, asset impairment valuation, allowance for loan losses, valuation of servicing assets, charge-back reserves, tax valuation allowance and the fair value measurement used to value certain financial assets and financial liabilities. Actual results could differ from those estimates.

Revenue Recognition

The Company operates in a number of different segments. Revenue is recognized as services are rendered and are summarized as follows:

Electronic payment processing revenue: Electronic payment processing income is derived from the electronic processing of credit and debit card transactions that are authorized and captured through third-party networks. Typically, merchants are charged for these processing services on a percentage of the dollar amount of each transaction plus a flat fee per transaction. Certain merchant customers are charged miscellaneous fees, including fees for handling charge-backs or returns, monthly minimum fees, statement fees and fees for other miscellaneous services. Revenue derived from the electronic processing of MasterCard® and Visa® sourced credit and debit card transactions are reported gross of amounts paid to sponsor banks.

The Company also derives revenue from acting as independent sales offices (“ISO”) for third-party processors (“residual revenue”) and from the sale of credit and debit card devices. Residual revenue is recognized monthly, based on contractual agreements with such processors to share in the residual income derived from the underlying merchant agreements. Revenue derived from sales of equipment are recognized at the time of shipment to the merchant.

Web hosting revenue: Web hosting revenue is primarily derived from monthly recurring service fees for the use of its web hosting, web design and software support services. Customer set-up fees are billed upon service initiation and are recognized as revenue over the estimated customer relationship period of 2.5 years. Payment for web hosting and related services is generally received one month to three years in advance. Deferred revenues represent customer prepayments for upcoming web hosting and related services.

Income from tax credits: Following an application process, a state will notify a company that it has been certified as a Capco. The state then allocates an aggregate dollar amount of tax credits to the Capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the Capco. The Capco is legally entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements and corresponding non-recapture percentages. At September 30, 2011, the Company had Capcos in five states and the District of Columbia. Each statute requires that the Capco invest a threshold percentage of Certified Capital in Qualified Businesses within the time frames specified. As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco program. Such a disqualification, or “decertification” as a Capco, results in a recapture of all or a portion of the allocated tax credits; the proportion of the recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks.

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

Sales and servicing of SBA loans (including premium income): NSBF originates loans to customers under the SBA program that generally provides for SBA guarantees of 50% to 75% of each loan subject to a maximum guarantee amount. Generally, NSBF sells the guaranteed portion of each loan to a third party via an SBA regulated secondary market transaction utilizing SBA Form 1086, for a price equal to the guaranteed loan amount plus a premium that includes both an upfront cash payment and the fair value of future net servicing income, and retains the unguaranteed principal portion in its own portfolio. Prior to October 1, 2010, NSBF recognized the revenue item “Premium on loan sales” net of capitalized loan expenses and the discount on the retained unguaranteed portion; subsequent to the adoption of fair value of SBA 7(a) loans on October 1, 2010, NSBF recognizes premium on loan sales as equal to the cash premium plus the fair value of the servicing income. Revenue is recognized on the trade date of the guaranteed portion, except as described below.

Prior to February 7, 2011, SBA Form 1086 required as part of the transferor’s representations and warranties that the transferor repay any premium received from the transferee if either the SBA 7(a) loan borrower prepays the loan within 90 days of the transfer settlement date or fails to make one of its first three loan payments after the settlement date in a timely fashion and then proceeds to default within 275 days of the settlement date. Based on management’s best estimate and considering historical prepayment performance of the loan portfolio, the Company took the position that the premium was fully recognized at trade date, and a provision against the premium was not required at the time of the sale. However, effective January 1, 2010, Accounting Standards Codification (“ASC”) Topic 860, “Transfers and Servicing,” precludes sale treatment of the transferred guaranteed portions during this warranty period; rather NSBF is required to account for this as a financing arrangement with the transferee. Until the warranty period expires, such transferred loans are classified as “SBA Loans Transferred, subject to premium recourse” with a matching liability “Liability on SBA Loans Transferred, subject to premium recourse.” At the expiration of the warranty period, the sale of the guaranteed portions of these loans as well as the corresponding gain is recognized, and the asset and liability eliminated. After February 7, 2011, the new SBA Form 1086 allowed the Company to recognize premium income concurrent with the date of transfer, as was done prior to January 1, 2010. As a result, “SBA loans transferred, subject to premium recourse” and “Liability on SBA loans transferred, subject to premium recourse” will continue to decrease throughout 2011 with the expectation that they will reach zero by December 31, 2011. At September 30, 2011, there was one SBA loan remaining accounted for under ASC Topic 860 as transferred and subject to premium recourse.

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

Subsequent valuations of each class of servicing assets and liabilities may use either the amortization method or the fair value measurement method. NSBF has chosen to apply the amortization method to its servicing asset, amortizing the asset in proportion to, and over the period of, the estimated future net servicing income on the underlying sold guaranteed portion of the loans and assessing the servicing asset for impairment based on fair value at each reporting date. In the event future prepayments are significant or impairments are incurred and future expected cash flows are inadequate to cover the unamortized servicing assets, additional amortization or impairment charges would be recognized. In evaluating and measuring impairment of servicing assets, NSBF stratifies its servicing assets based on year of loan and loan term which are the key risk characteristics of the underlying loan pools. The Company uses an independent valuation specialist to estimate the fair value of the servicing asset by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that NSBF believes market participants would use for similar assets. If NSBF determines that the impairment for a stratum is temporary, a valuation allowance is recognized through a charge to current earnings for the amount the amortized balance exceeds the current fair value. If the fair value of the stratum were to later increase, the valuation allowance may be reduced as a recovery. However, if NSBF determines that impairment for a stratum is other than temporary, the value of the servicing asset and any related valuation allowance is written-down.

Interest and Small Business Administration (“SBA”) loan fees—SBA loans: Interest income on loans is recognized as earned. Loans are placed on non-accrual status if they are 90 days past due with respect to principal or interest and, in the opinion of management, interest or principal on individual loans is not collectible, or at such earlier time as management determines that the collectability of such principal or interest is unlikely. Such loans are designated as impaired non-accrual loans. All other loans are defined as performing loans. When a loan is designated as non-accrual, the accrual of interest is discontinued and any accrued but uncollected interest income is reversed and charged against current operations. While a loan is classified as non-accrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding.

The Company passes certain expenditures it incurs to the borrower, such as forced placed insurance, insufficient funds fees, or fees it assesses, such as late fees, with respect to managing the loan. These expenditures are recorded when incurred. Due to the uncertainty with respect to collection of these passed-through expenditures or assessed fees, any funds received to reimburse the Company are recorded on a cash basis as other income.

Insurance commissions: Revenue is comprised of commissions earned on premiums paid for insurance policies and is recognized at the time the commission is earned. At that date, the earnings process has been completed and the Company can estimate the impact of policy cancellations for refunds and establish a reserve. The reserve for policy cancellations is based on historical cancellation experience adjusted by known circumstances.

Other income: Other income represents revenue generated by NBC, as well as revenue derived from operating units that cannot be aggregated with other business segments, and one-time recoveries or gains on qualified investments. Revenue is recorded when there is pervasive evidence of an agreement, the related fees are fixed, the service and/or product has been delivered, and the collection of the related receivable is assured. Other income particular to NBC includes the following components:

•

Receivable fees: Receivable fees are derived from the purchase of receivables from finance clients. The Company recognizes the revenue on the date the receivables are purchased at a percentage of face value as agreed to by the client at which time the Company takes ownership of the receivables. The Company also has arrangements with certain of its clients whereby it purchases the client’s receivables and charges an amount in lieu of interest at a specified rate based on the amount of funds advanced against such receivables. The funds provided are collateralized and the interest income is recognized as earned.

•

Late fees: Late fees are derived from receivables the Company has already purchased that have gone over a certain period (usually over 30 days) without payment. The client or the client’s customer is charged a late fee according to the agreement with the client.

•	Billing fees: Billing fees are derived from billing-only or receivables management (non-finance) clients. These fees are recorded when earned, which occurs when the service is rendered.

•

Other fees: These fees include annual fees, due diligence fees, termination fees, under minimum fees, and other fees including finance charges, supplies sold to clients, NSF fees, wire fees and administration fees. These fees are charged upon funding, takeovers or liquidation of finance clients. The Company also receives commission revenue from various sources.

The detail of total operating revenue included in the condensed consolidated statements of operations is as follows for the three and nine months ended:

	Three months ended September 30:		Nine months ended September 30:
(In thousands):	2011	2010	2011	2010
Electronic payment processing	$20,703	$20,513	$61,504	$59,673
Web hosting	4,787	4,799	14,383	14,400
Interest income	564	520	1,935	1,363
Income from tax credits	324	621	954	1,923
Premium income	2,479	1,202	9,751	1,395
Servicing fee	819	736	2,189	1,868
Insurance commissions	273	203	798	615
Other income	708	608	1,988	1,824

Totals	$30,657	$29,202	$93,502	$83,061

Electronic Payment Processing Costs

Electronic payment processing costs consist principally of costs directly related to the processing of merchant sales volume, including interchange fees, VISA® and MasterCard® dues and assessments, bank processing fees and costs paid to third-party processing networks. Such costs are recognized at the time the merchant transactions are processed or when the services are performed. Two of the most significant components of electronic processing expenses include interchange and assessment costs, which are set by the credit card associations. Interchange costs are passed on to the entity issuing the credit card used in the transaction and assessment costs are retained by the credit card associations. Interchange and assessment fees are billed primarily as a percent of dollar volume processed and, to a lesser extent, as a per transaction fee. In addition to costs directly related to the processing of merchant sales volume, electronic payment processing costs also include residual expenses. Residual expenses are fees paid to third-party sales referral sources. Residual expenses are paid under various formulae as contracted with such third-party referral sources, but are generally linked to revenues derived from merchants successfully referred to the Company and that begin using the Company for merchant processing services. Such residual expenses are typically ongoing as long as the referred merchant remains a customer of the Company and are recognized as expenses as the related revenue is recognized in the Company’s condensed consolidated statements of operations.

Restricted Cash

Restricted cash includes cash collateral relating to a letter of credit; monies due on SBA loan-related remittances; insurance premiums received by the Company and due to third parties; cash held by the Capcos restricted for use in managing and operating the Capcos; cash held for future repayment under the Capital One loan agreement; making qualified investments and for the payment of income taxes; cash held in a pre-funding account which will be used to purchase future unguaranteed portions of SBA 7(a) loans (as of December 31, 2010 only); cash reserves associated with the securitization; and a cash account maintained as a reserve against chargeback losses.

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

Securitization Activities

NSBF engaged in a securitization of the unguaranteed portions of its SBA 7(a) loans in 2010. Because the transfer of these assets to the Newtek Small Business Loan Trust 2010-1 (the “Trust”), a variable interest entity (“VIE”), did not meet the current accounting criteria of a sale, it was treated as a secured borrowing. NSBF continues to recognize the assets of the VIE in loans held for investment and the associated financing of the VIE in notes payable on the accompanying condensed consolidated balance sheets.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with major financial institutions and at times cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation (FDIC) insured limits.

The Company sells its services to businesses throughout the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires collateral, such as accounts receivable and/or other assets of the client, whenever deemed necessary. For the three and nine months ended September 30, 2011 and 2010, no single customer accounted for 10% or more of the Company’s revenue, or of total accounts receivable at September 30, 2011 and December 31, 2010.

Fair Value of Financial Instruments

As required by the Financial Instruments Topic of the FASB ASC, the estimated fair values of financial instruments must be disclosed. Excluding fixed assets, intangible assets, goodwill and prepaid expenses and other assets (excluding as noted below), substantially all of the Company’s assets and liabilities are considered financial instruments as defined under this standard. Fair value estimates are subjective in nature and are dependent on a number of significant assumptions associated with each instrument or group of similar instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows and relevant available market information.

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

New Accounting Standards

In February 2010, the FASB issued ASU No. 2010-10, “Amendments for Certain Investment Funds” and in December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”. These ASUs amend the VIE guidance of ASC Topic 810, which the Company adopted on July 1, 2010. This guidance amends FIN 46(R), as codified in ASC Topic 810, to require the Company to perform an analysis of existing investments to determine whether variable interest or interests give the Company a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of significant impact on a VIE and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. It also amends ASC Topic 810 to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. As a result of adoption, the Company is no longer considered the primary beneficiary of OnLAN, LLC (“OnLAN”), a VIE for which the Company was considered the primary beneficiary and which required the financial performance of OnLAN to be consolidated in the Company’s financial statements, and the Company was no longer required to consolidate OnLAN in its financial statements effective July 1, 2010. As a result of the adoption of the new VIE guidance in ASC 810, the Company recorded a cumulative-effect adjustment to increase retained earnings by $99,000 in 2010 which represented the difference between the cumulative net losses previously recorded through the consolidation of OnLAN and its actual investment. The Company’s equity value of the OnLAN investment recorded on the Company’s books as of September 30, 2011 and December 31, 2010 is $132,000 and $105,000, respectively, and is included in prepaid expenses and other assets on the accompanying condensed consolidated balance sheets.

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

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. This standard became effective for interim and annual reporting periods beginning on or after June 15, 2011. The Company has adopted ASU No. 2011-02 and the adoption did not have a material impact on its condensed consolidated statements of operations and balance sheets.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350),” to allow entities to use a qualitative approach to test goodwill for impairment and permit an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This standard is effective for interim and annual reporting periods beginning on or after December 15, 2011 and earlier adoption is permitted. The Company is currently planning the adoption of ASU No. 2011-08 on its consolidated financial statements as of the fourth quarter 2011.

Reclassifications

Certain prior year immaterial amounts have been reclassified to conform to current year presentation.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2011 are as follows (In thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3	Total Gains and Losses
Assets:

Credits in lieu of cash	$19,219	$—	$19,219	$—	$—

Liabilities:
Notes payable in credits in lieu of cash	$19,219	$—	$19,219	$—	$30

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2010 are as follows (In thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3	Total Gains and Losses
Assets:

Credits in lieu of cash	$35,494	$—	$35,494	$—	$—

Liabilities:
Notes payable in credits in lieu of cash	$35,494	$—	$35,494	$—	$38

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

On December 31, 2010, the yield on the Chartis Note Basket was 4.38%. As of September 30, 2011, the date the Company revalued the asset and liability, the yields on the Chartis notes averaged 6.05% reflecting changes in interest rates in the marketplace. This increase in yield decreased both the fair value of the credits in lieu of cash and the fair value of the notes payable in credits in lieu of cash. The Company decreased the value of the credits in lieu of cash to equal the value of the notes payable in credits in lieu of cash because the credits in lieu of cash can only be used to satisfy the liability and must equal the value of the notes payable in credits in lieu of cash at all times. The net change in fair value reported in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2011 was a gain (loss) of $(46,000) and $30,000 respectively.

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

After February 7, 2011, the new SBA Form 1086 allows the Company to recognize premium income concurrent with the trade date, as was done prior to January 1, 2010. As a result of this, the balances at December 31, 2010 in “Liability on SBA loans transferred, subject to premium recourse” will decrease throughout 2011 with the expectation that they will reach zero by December 31, 2011. At September 30, 2011, there was one SBA loan remaining accounted for under ASC Topic 860 as transferred and subject to premium recourse.

Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2011 are as follows (In thousands):

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

Below is a summary of the activity in the liability on SBA loans transferred, subject to premium recourse for the nine months ended September 30, 2011 (In thousands):

Balance at December 31, 2010	$30,783
SBA loans sold, no longer subject to premium recourse	(29,391)

Balance at September 30, 2011	$1,392

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

After February 7, 2011, the new Form 1086 allows the Company to recognize premium income concurrent with the date of transfer, as was done prior to January 1, 2010. As a result of this, the balances at September 30, 2011 and December 31, 2010 in “SBA loans transferred, subject to premium recourse” will continue to decrease throughout 2011 with the expectation that they will reach zero by December 31, 2011. At September 30, 2011, there was one SBA loan remaining accounted for under ASC Topic 860 as transferred and subject to premium recourse.

	Fair Value Measurements at September 30, 2011 Using:
(In thousands):	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets

SBA loans held for investment	$15,484	$—	$—	$15,484	$(1,629)

SBA loans held for sale	938	—	938	—	116

SBA loans transferred, subject to premium recourse	1,392	—	1,392	—	(3,216)

Total assets	$17,814	$—	$2,330	$15,484	$(4,729)

	Fair Value Measurements at December 31, 2010 Using:
(In thousands):	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets

SBA loans held for investment	$2,310	$—	$—	$2,310	$(285)

SBA loans held for sale	1,014	—	1,014	—	32

SBA loans transferred, subject to premium recourse	21,212	—	21,212	—	3,747

Total assets	$24,536	$—	$22,226	$2,310	$3,494

Below is a summary of the activity in SBA loans held for investment, at fair value for the nine months ended September 30, 2011 (In thousands):

Balance at December 31, 2010	$2,310
SBA loans held for investment, originated	15,115
Payments received	(312)
Fair value loss	(1,629)

Balance at September 30, 2011	$15,484

Other Fair Value Measurements

Assets Measured at Fair Value on a Non-recurring Basis are as follows (In thousands):

	Fair Value Measurements at September 30, 2011 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets

Impaired loans	$5,265	$—	$—	$5,265	$(300)

Other real-estate owned	288	—	288	—	(31)

Total assets	$5,553	$—	$288	$5,265	$(331)

	Fair Value Measurements at December 31, 2010 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets

Impaired loans	$5,813	$—	$—	$5,813	$(1,847)

Impaired customer merchant accounts	—	—	—	—	(25)

Other real-estate owned	327	—	327	—	(8)

Total assets	$6,140	$—	$327	$5,813	$(1,880)

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

NOTE 4 – SBA LOANS:

SBA loans are geographically concentrated in Florida (15% of the portfolio) and New York (14% of the portfolio). Below is a summary of the activity in the SBA loans held for investment at cost and fair value, net of SBA loan loss reserves for the nine months ended September 30, 2011 (In thousands):

Balance at December 31, 2010	$26,052
SBA loans funded for investment	14,974
Fair value adjustments	(1,629)
Loans foreclosed into real estate owned	(40)
Payments received	(3,496)
Provision for SBA loan losses	(301)
Discount on loan originations, net	(28)

Balance at September 30, 2011	$35,532

Below is a summary of the activity in the reserve for loan losses for the nine months ended September 30, 2011 (In thousands):

Balance at December 31, 2010	$3,560
SBA loan loss provision	301
Recoveries	20
Loan charge-offs	(1,028)

Balance at September 30, 2011	$2,853

Below is a summary of the activity in the SBA loans held for sale for the nine months ended September 30, 2011 (In thousands):

Balance at December 31, 2010	$1,014
Originations of SBA Loans held for sale	52,624
Fair value adjustment	83
SBA loans sold	(52,783)

Balance at September 30, 2011	$938

All loans are priced at the prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans remains with the Company. As of September 30, 2011 and December 31, 2010, net SBA loans receivable held for investment with adjustable interest rates amounted to $34,353,000 and $23,306,000, respectively.

For the nine months ended September 30, 2011 and 2010, the Company funded approximately $67,598,000 and $41,852,000 in loans and sold and transferred approximately $52,783,000 and $35,522,000 of the guaranteed portion of the loans, respectively. Receivables from loans traded but not settled of $10,666,000 and $12,058,000 as of September 30, 2011 and December 31, 2010, respectively, are presented as broker receivable in the accompanying condensed consolidated balance sheets.

The outstanding balances of loans past due ninety days or more and still accruing interest as of September 30, 2011 and December 31, 2010 amounted to $118,000 and $535,000, respectively.

At September 30, 2011 and December 31, 2010, total impaired non-accrual loans amounted to $7,419,000 and $8,106,000, respectively. For the nine months ended September 30, 2011 and for the year ended December 31, 2010, the average balance of impaired non-accrual loans was $8,214,000 and $8,385,000, respectively. Approximately $2,366,000 and $2,516,000 of the allowance for loan losses were allocated against such impaired non-accrual loans, respectively.

The following is a summary of SBA loans held for investment as of:

(In thousands):	September 30, 2011		December 31, 2010
	Fair Value	Cost Basis	Fair Value	Costs Basis
Due in one year or less	$—	$25	$—	$11
Due between one and five years	—	4,765	—	3,895
Due after five years	17,398	19,600	2,595	24,898

Total	17,398	24,390	2,595	28,804
Less : Allowance for loan losses	—	(2,853)	—	(3,560)
Less: Deferred origination fees, net	—	(1,489)	—	(1,502)
Less: Fair value adjustment	(1,914)	—	(285)	—

Balance (net)	$15,484	$20,048	$2,310	$23,742

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

The changes in the value of the Company’s servicing rights for the nine months ended September 30, 2011 were as follows:

(In thousands):
Balance at December 31, 2010	$2,225
Servicing rights capitalized	1,584
Servicing assets amortized	(583)

Balance at September 30, 2011	$3,226

The estimated fair value of capitalized servicing rights was $3,226,000 and $2,225,000 at September 30, 2011 and December 31, 2010, respectively. The estimated fair value of servicing assets at both balance sheet dates was determined using a discount rate of 17%, weighted average prepayment speeds ranging from 1% to 11%, depending upon certain characteristics of the loan portfolio, weighted average life of 3.55 years, and an average default rate of 7%. The Company uses an independent valuation specialist to estimate the fair value of the servicing asset.

The unpaid principal balances of loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others within the NSBF originated portfolio were $213,703,000 and $179,894,000 as of September 30, 2011 and December 31, 2010, respectively. The unpaid principal balances of loans serviced for others which were not originated by NSBF and are outside of the Newtek portfolio were $95,739,000 and $73,062,000 as of September 30, 2011 and December 31, 2010, respectively.

NOTE 6 – NOTES PAYABLE:

In February 2011, NBC entered into a three year line of credit with Sterling National Bank (“Sterling”) in an amount up to $10,000,000 that refinanced their facility with Wells Fargo Bank. This facility is used to purchase receivables and for other working capital purposes. The interest rate is set at 5.00% or prime plus 2.00%, whichever is higher, with interest on the line to be paid monthly in arrears. The line is collateralized by the receivables purchased, as well as all other assets of NBC. Newtek guarantees the line and in addition deposited $750,000 with Sterling to collateralize the guarantee. The balance of the line of credit, included in bank notes payable on the condensed consolidated balance sheet at September 30, 2011, was $4,213,000 and the interest rate at September 30, 2011 was 5.25%. The agreement includes such financial covenants as minimum tangible net worth and maximum leverage ratio as well as Newtek having to meet a maximum leverage ratio test and a future net loss test.

In June 2011, NSBF obtained from Capital One, N.A. (“Capital One”) an increase in its total revolving credit facility from $12 million to $27 million. In October 2011, the term of the revolver was extended by nine months through September 2013, at which time the outstanding balance will be converted into a three year term loan. This line will enable the Company to finance both the government-guaranteed and non-guaranteed portions of U.S. Small Business Administration (“SBA”) 7(a) loans. As of September 30, 2011, NSBF had $13,986,000 outstanding under the lines of credit. The interest rate on the $12,000,000 portion of the facility, collateralized by the government guaranteed portion of SBA 7(a) loans, is set at prime plus 1.00%, and there is a quarterly facility fee equal to 25 basis points on the unused portion of the revolving credit calculated as of the end of each calendar quarter. The interest rate on the $15,000,000 portion of the facility, collateralized by the non-guaranteed portion of SBA 7(a) loans, is set at prime plus 1.875%, and there is a quarterly facility fee equal to 25 basis points on the unused portion of the revolving credit calculated as of the end of each calendar quarter. For the nine months ended September 30, 2011, NSBF capitalized $204,000 of deferred financing costs attributable to the increased credit line. The agreement includes financial covenants at the NBS level with its consolidated subsidiaries including a minimum fixed charge coverage ratio, minimum EBITDA requirements and minimum cash requirements held at Capital One.

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

NOTE 8 – STOCK OPTIONS AND RESTRICTED STOCK:

The Company had three share-based compensation plans as of September 30, 2011 and 2010, respectively. Shareholders of the Company approved a new share-based plan at the annual meeting during the second quarter of 2010. For the nine months ended September 30, 2011 and 2010, compensation cost charged to operations for those plans was $335,000 and $0, respectively, and is included in salaries and benefits in the accompanying condensed consolidated statements of operations.

In March 2011, Newtek granted certain employees, executives and board of directors an aggregate of 1,142,000 shares of restricted stock valued at $1,941,000 or $1.70 per share. The grants vest on July 1, 2014. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company charged $141,000 and $324,000 to operations in the three months and nine months ended September 30, 2011, respectively, in connection with the vesting period associated with these grants.

There were no options granted during the nine months ended September 30, 2011.

As of September 30, 2011 and December 31, 2010, there was $1,570,000 and $37,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2000, 2003 and 2010 plans. That cost is expected to be recognized ratably through July 2014.

NOTE 9 – INCOME TAXES:

The Company’s effective tax rate for the nine months ended September 30, 2011 was 23% and is comprised of a net deferred tax benefit and a current tax provision.

The deferred rate was positively impacted by the utilization of a portion of a net operating loss carry-forward (“NOL”) at NSBF for which a reserve had previously been taken. Based on NSBF’s current and expected performance for the remainder of the year, the Company believes there is sufficient evidence to conclude that it is more likely than not those NOLs will be fully used for the 2011 tax year. Only the portion of the NOL that is anticipated to be utilized in the current year has been released. The utilization of this tax benefit caused a higher than expected tax rate for this nine month period. The Company also experienced the following non-recurring tax event: an equity method investment that was previously written off for book purposes reported in April 2011 cancellation of indebtedness taxable income of approximately $1.4 million. This event created a deferred tax liability which will be deferred through 2013 under IRC Section 108(i) and recognized ratably over a five year period from 2014 through 2018. This event has been recognized in the nine month period ended September 30, 2011 and created a deferred tax provision of approximately $565,000.

The Company recorded approximately $2,002,000 as a current tax provision for the nine months ended September 30, 2011 based on its annualized projected taxable income for the year after utilization of the remaining NOLs (excluding the remaining fully reserved NOLs not used in 2011 at NSBF and CDS).

(Provision) benefit for income taxes for the nine months ended September 30, 2011 and 2010 is as follows (In thousands):

	2011	2010
Current:
Federal	$(1,097)	$—
State	(905)	(120)

	(2,002)	(120)

Deferred:
Federal	1,446	167
State and local	255	30

	1,701	197

Total (provision) benefit for income taxes	$(301)	$77

NOTE 10 – EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. The effect of common share equivalents is included in the calculation of diluted loss per share only when the effect of their inclusion would be dilutive.

The calculations of earnings (loss) per share were:

	Three months ended September 30:		Nine months ended September 30:
(In thousands except per share data):	2011	2010	2011	2010

Numerator for basic and diluted EPS – earnings (loss) available to common shareholders	$880	$(318)	$1,101	$146

Denominator for basic EPS – weighted average shares	35,716	35,659	35,703	35,651

Effect of dilutive securities	828	—	694	144
Denominator for diluted EPS – weighted average shares	36,544	35,659	36,397	35,795

Earnings (loss) per share: Basic and diluted	$0.02	$(0.01)	$0.03	$0.00

The amount of anti-dilutive shares/units excluded from above is as follows:
Stock options	783	992	277	992
Warrants	50	50	50	50
Contingently issuable shares	83	83	83	83

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

The following table presents the Company’s segment information for the three and nine months ended September 30, 2011 and 2010 and total assets as of September 30, 2011 and December 31, 2010 (In thousands):

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Third Party Revenue
Electronic payment processing	$20,707	$20,518	$61,512	$59,688
Managed technology solutions	4,787	4,800	14,384	14,404
Small business finance	4,621	3,024	15,973	6,289
All other	358	342	1,059	1,060
Corporate activities	251	453	890	1,693
Capcos	330	647	993	2,024

Total reportable segments	31,054	29,784	94,811	85,158
Eliminations	(397)	(582)	(1,309)	(2,097)

Consolidated Total	$30,657	$29,202	$93,502	$83,061

Inter-Segment Revenue
Electronic payment processing	$283	$239	$835	$534
Managed technology solutions	172	159	470	366
Small business finance	12	264	47	526
All other	296	292	835	3,663
Corporate activities	396	524	1,208	1,501
Capcos	454	335	842	1,222

Total reportable segments	1,613	1,813	4,237	7,812
Eliminations	(1,613)	(1,813)	(4,237)	(7,812)

Consolidated Total	$—	$—	$—	$—

Income (loss) before income taxes
Electronic payment processing	$1,240	$1,347	$3,788	$3,799
Managed technology solutions	1,279	1,277	3,506	3,402
Small business finance	874	404	3,182	851
All other	(304)	(194)	(942)	(757)
Corporate activities	(2,138)	(1,786)	(6,517)	(5,041)
Capcos	(616)	(800)	(1,713)	(2,366)

Totals	$335	$248	$1,304	$(112)

Depreciation and amortization
Electronic payment processing	$379	$396	$1,140	$1,209
Managed technology solutions	335	455	1,065	1,412
Small business finance	254	191	670	597
All other	20	32	61	110
Corporate activities	30	78	135	249
Capcos	3	3	9	9

Totals	$1,021	$1,155	$3,080	$3,586

	As of September 30, 2011	As of December 31, 2010
Identifiable assets
Electronic payment processing	$12,326	$10,008
Managed technology solutions	11,065	11,403
Small business finance	72,477	95,177
All other	3,505	4,447
Corporate activities	2,960	2,626
Capco	23,664	41,354

Consolidated total	$125,997	$165,015

NOTE 13 – SUBSEQUENT EVENT:

Subsequent to quarter end, the Company relocated its corporate and lending facility to two smaller spaces in order to reduce its expense and improve its cash flows. Simultaneous with this relocation, on November 1, 2011, the Company entered into a sublease agreement with respect to its offices located at 1440 Broadway, New York, NY. The Company continues to remain obligated under the terms of the original lease. Based on the remaining obligation of the original lease and the estimated sublet income, the Company recorded a pretax charge to earnings of approximately $1,100,000 upon the cease-use date representing the present value of the amount by which the rent and other direct costs paid by the Company to the landlord exceeds any rent paid to the Company by its tenant under the new sublease over the remainder of the lease term, which expires in October 2015.

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

The statements in this Quarterly Report on Form 10-Q may contain forward-looking statements relating to such matters as anticipated future financial performance, business prospects, legislative developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ materially from the anticipated results expressed in the forward-looking statements such as intensified competition and/or operating problems in its operating business projects and their impact on revenues and profit margins or additional factors as described in Newtek Business Services’ Annual Report on Form 10-K for the year ended December 31, 2010.

Our Capcos operate under a different set of rules in each of the six jurisdictions which place varying requirements on the structure of our investments. In some cases, particularly in Louisiana, we don’t control the equity or management of a qualified business but that cannot always be presented orally or in written presentations.

Executive Overview

For the quarter ended September 30, 2011, the Company reported income before income taxes of $335,000, an increase of $87,000 from $248,000 for the same quarter of 2010. The Company had net income of $880,000 compared to a net loss of $(318,000) for the third quarter of 2010 primarily due to a tax benefit for the quarter of $502,000 for 2011 as compared to a tax provision of $(590,000) for the same quarter of 2010 (see Note 9 for a full discussion of the tax provision). Total revenue increased by $1,455,000 to $30,657,000, or 5.0%, from $29,202,000 for the quarter ended September 30, 2010, principally due to increase revenues in the small business finance segment.

The increase in the Company’s cash and cash equivalents from $10,382,000 at December 31, 2010 to $13,678,000 at September 30, 2011 is primarily due to the Company receiving the remaining proceeds from its 2010 securitization of the unguaranteed, retained loan portions of SBA 7(a) loans, previously set aside for post-closing loan origination, which offset loan originations and positive operating cash flow which in turn benefitted from a reduction in the outstanding broker receivable. This receipt of remaining proceeds also explains the increase in cash for the comparable nine month period in the prior quarter.

In June 2011, NSBF obtained from Capital One, N.A. (“Capital One”) an increase in its total revolving credit facility from $12 million to $27 million. In October 2011, the term of the revolver was extended by nine months through September 2013, at which time the outstanding balance will be converted into a three year term loan. This line will enable the Company to finance both the government-guaranteed and non-guaranteed portions of SBA 7(a) loans.

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

Durbin Amendment:

On July 21, 2010, the U.S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Act”). Section 1075 of the Act, also known as the Durbin Amendment, required the Federal Reserve Board (“FRB”) to implement regulations relating to debit interchange, debit networks and merchant routing and acceptance of debit transactions. The FRB issued regulations in final form on Wednesday, June 29, 2011. The FRB regulations applicable to debit interchange rates become effective on September 30, 2011 and significantly reduced market rates charged by debit card issuers to a base component fee of $0.21 plus an additional allowance of 5 basis points of the transaction value to account for fraud costs.

Included in electronic payment processing costs for the Company’s merchant processing business are interchange costs related to both debit and credit card processing merchant volumes and transactions. Such interchange costs for the nine months ended September 30, 2011 totaled approximately $38,900,000. Debit card activity for the nine months ended September 30, 2011, represented approximately 32% of merchant processing volume and 54% of all card transactions processed by our merchants. Interchange costs are billed to the Company by card issuers (banks, credit unions, etc.) that typically are part of the VISA, MasterCard and other similar networks. The impact of the Durbin Amendment when effective on September 30, 2011, is expected to result in a significant reduction in the Company’s interchange costs related to debit card processing activities.

The Company’s electronic payment processing revenues are substantially derived from contracted rates for its services with each individual merchant. Such rates are intended to cover the Company’s costs, including interchange costs billed to it by card issuers, in addition to generating a profit. The Company believes that the impact of the Durbin Amendment will, in addition to reducing interchange costs, result in a reduction of its revenue for debit card related activity as a result of competitive forces in the market place. The Company at this time is continuing to assess the Act’s impact on the results of operations of the Electronic payment processing segment.

Small business finance segment:

The Company’s SBA lender, a principal component of this segment, engages exclusively in making loans partially guaranteed by the SBA. A failure of the Federal government to resolve its current debt issues could affect the ability of the SBA to continue to issue loan guarantees which would have an adverse effect on our business.

In addition, while we do not believe it will impact our pricing of SBA guaranteed loan sales in the short term, the recent downgrade by Standard and Poor’s of the U.S. AAA debt rating to AA+ could undermine confidence in the U.S. debt and in turn affect pricing in the long term.

Business Segment Results:

The results of the Company’s reportable segments for the three and nine months ended September 30, 2011 and 2010 are discussed below:

Electronic Payment Processing

	Three months ended September 30:
(In thousands):	2011	2010	$ Change	% Change
Revenue:
Electronic payment processing	$20,703	$20,513	$190	1%
Interest income	4	5	(1)	(20)%

Total revenue	20,707	20,518	189	1%

Expenses:
Electronic payment processing costs	17,760	17,454	306	2%
Salaries and benefits	975	1,013	(38)	(4)%
Professional fees	55	74	(19)	(26)%
Depreciation and amortization	379	396	(17)	(4)%
Other general and administrative costs	298	234	64	27%

Total expenses	19,467	19,171	296	2%

Income before income taxes	$1,240	$1,347	$(107)	(8)%

Three months ended September 30, 2011 and 2010:

Electronic payment processing revenue increased $190,000 or 1% between periods due to growth in organic revenue of 2% while a reduction in revenue from acquired portfolios decreased overall growth in revenue by 1% due to merchant attrition and other factors. Organic revenue increased due to a combination of growth in processing volumes and additional fee-based services provided to our merchants. Processing volumes were favorably impacted by an increase in the average number of processing merchants under contract between periods of approximately 4%. In addition, organic revenue between periods increased due to an increase of approximately 3% in the average monthly processing volume per merchant. The increase in the average monthly processing volume per merchant is due in part to the addition of several larger volume processing merchants as well as period-over-period growth in processing volumes from existing merchants. Total organic revenue in 2011 was adversely impacted by approximately 5% due to the overall pricing mix of merchant sales volumes realized between periods.

Electronic payment processing costs increased $306,000 or 2% between periods. Electronic payment processing costs resulting from acquired portfolios had the overall effect of decreasing such costs by less than 1% between periods due to merchant attrition and other factors. Organic electronic payment processing costs had the effect of increasing electronic payment processing costs by 2% between periods. Processing revenues less electronic payment processing costs (“margin”) decreased approximately .7% from 14.9% in 2010 to 14.2% in 2011. A lower contribution to margin from acquired portfolios contributed 0.3% to the decline in margin. Selective fee increases during 2011 only partially offset the impact in 2011 of lower margins realized due to a change in the mix of merchants and their related transaction processing activity between years. A decrease in margin dollars of $116,000 was realized between periods.

Excluding electronic payment processing costs, other costs decreased $10,000 or 1% between periods. Depreciation and amortization costs decreased $17,000 between periods as the result of certain previously acquired portfolio intangible assets becoming fully amortized between periods. Remaining costs increased $7,000 or less than 1% as an increase in marketing related costs of $40,000 was substantially offset by cost reductions in salaries and wages and professional fees between periods. Marketing expense increased in conjunction with the launch of The Small Business Authority, a new marketing campaign initiated by the Company beginning in January 2011.

Income before income taxes decreased $107,000 to $1,240,000 in 2011 from $1,347,000 in 2010. The decrease in the dollar margin of operating revenues less electronic payment processing costs of $116,000 due to the reasons noted above was partially offset by a slight decrease in other expenses resulting in the overall decrease in income before income taxes between periods.

	Nine months ended September 30:
(In thousands):	2011	2010	$ Change	% Change
Revenue:
Electronic payment processing	$61,504	$59,673	$1,831	3%
Interest income	8	15	(7)	(47)%

Total revenue	61,512	59,688	1,824	3%

Expenses:
Electronic payment processing costs	52,483	50,573	1,910	4%
Salaries and benefits	3,027	3,140	(113)	(4)%
Professional fees	174	234	(60)	(26)%
Depreciation and amortization	1,140	1,209	(69)	(6)%
Other general and administrative costs	900	733	167	23%

Total expenses	57,724	55,889	1,835	3%

Income before income taxes	$3,788	$3,799	$(11)	—%

Nine months ended September 30, 2011 and 2010:

Electronic payment processing revenue increased $1,831,000 or 3% between periods due to growth in organic revenue of 4% while revenue from acquired portfolios decreased overall revenue growth by 1% due to merchant attrition and other factors. Organic revenue increased due to a combination of growth in processing volumes, selective fee increases and additions to services provided to our merchants. Processing volumes were favorably impacted by an increase in the average number of processing merchants under contract between periods of 6%. In addition, organic revenue between periods increased due to an increase of approximately 2% in the average monthly processing volume per merchant. The increase in the average monthly processing volume per merchant is due in part to the addition of several larger volume processing merchants as well as period-over-period growth in processing volumes from existing merchants. Total organic revenue in 2011 was adversely impacted by approximately 4% due to the overall pricing mix of merchant sales volumes realized between periods.

Electronic payment processing costs increased $1,910,000 or 4% between years. Electronic payment processing costs resulting from acquired portfolios had the overall effect of decreasing such costs by less than 1% between periods due to merchant attrition and other factors. Organic electronic payment processing costs had the effect of increasing electronic payment processing costs by slightly more than 4% between periods. Processing revenues less electronic payment processing costs (“margin”) declined approximately .6% from 15.3% in 2010 to 14.7% in 2011. The effect of a lower margin from acquired portfolios contributed .4% to the decline in margin. The introduction of new, higher margin products and services in both 2010 and 2011 partially offset the impact in 2011 of lower margins realized due to a change in the mix of merchants and their related transaction processing activity between years. The decrease in margin dollars was $79,000 between periods.

Excluding electronic payment processing costs, other costs decreased $75,000 or 14% between periods. Depreciation and amortization decreased $69,000 between periods as the result of previously acquired portfolio intangible assets becoming fully amortized between periods. Remaining costs decreased $6,000 as an increase in marketing related costs of $125,000 was more than offset by cost reductions in salaries and wages and professional fees between periods. Marketing expense increased in conjunction with the launch of The Small Business Authority, a new marketing campaign initiated by the Company beginning in January 2011.

Income before income taxes decreased $11,000 to $3,788,000 in 2011 from $3,799,000 in 2010. The decrease in the dollar margin of operating revenues less electronic payment processing costs of $79,000 due to the reasons noted above was substantially offset by a decrease in other expenses resulting in the overall decrease in income before income taxes between periods.

Managed Technology Solutions

	Three months ended September 30:
(In thousands):	2011	2010	$ Change	% Change
Revenue:
Web hosting	$4,787	$4,799	$(12)	—%
Interest income	—	1	(1)	(100)%

Total revenue	4,787	4,800	(13)	—%

Expenses:
Salaries and benefits	1,206	1,145	61	5%
Interest	25	31	(6)	(19)%
Professional fees	116	104	12	12%
Depreciation and amortization	335	455	(120)	(26)%
Other general and administrative costs	1,826	1,788	38	2%

Total expenses	3,508	3,523	(15)	—%

Income before income taxes	$1,279	$1,277	$2	—%

Three months ended September 30, 2011 and 2010:

Revenue is derived primarily from recurring fees from hosting websites, including monthly contracts for shared hosting, dedicated servers, and cloud instances (the “plans”). Web hosting revenue between periods decreased $12,000, or less than 1%, to $4,787,000 for the three months ended September 30, 2011 over the same period in 2010 due to a decrease in the total number of plans offset in part by improved revenue per plan as a result of the growth of cloud instances and an increase in the sales of custom website development services. Customer service and competitive pricing succeeded in lowering the rate of attrition, but sales and marketing efforts have yet to provide sufficient new accounts to keep the overall plan count from declining. However, management’s intent is to grow revenues through higher service offerings to customers to drive greater revenue and margin per plan, although this may result in a lower number of plans sold overall.

The decrease in revenue reflects a 4,381 decrease in the average number of total plans for the three months ended September 30, 2011 as compared to the same period in 2010, or 7%, to 56,006 from 60,387, offset by an increase in the average quarterly revenue per plan of 8% to $85.47 from $79.47. Improvement in revenue per plan primarily reflects the growth in cloud instances, web design revenue, and customers purchasing higher-cost plans and utilizing additional options and services. Web design revenue, included in web hosting revenue above, grew approximately $13,000, or 14%, to $106,000 for the three months ended September 30, 2011, as compared to $93,000 for the same period in 2010. The average number of cloud instances increased by 215, or 109%, to 413 for the three months ended September 30, 2011, from 198 for the same period in 2010 reflecting the Company’s introduction of a customer scalable cloud offering in 2011. The decrease in the average total plans is mainly reflected in the shared and dedicated segments. The average number of dedicated server plans for the three months ended September 30, 2011, which generate a higher monthly fee versus shared hosting plans, decreased by 328 between periods, or 16%, to an average of 1,788 from an average of 2,116 for the same period in 2010. The average number of shared hosting plans decreased by 4,268, or 7%, to 53,805 for the three months ended September 30, 2011, from 58,073 for the same period in 2010. Competition from other web hosting providers as well as alternative website services continues to have a negative effect on plan count growth which in turn limits revenue growth.

Total expenses decreased by $15,000, for the three months ended September 30, 2011 over the same period in 2010. The majority of the decrease in total expenses reflects a $120,000 decrease in depreciation and amortization offset by a $61,000 increase in salaries and benefits and a $38,000 increase in other general and administrative costs. The increase in other general and administrative costs is primarily due to a $54,000 increase in marketing expense offset by a $16,000 decrease in general office expenses. Marketing expense increased in conjunction with the launch of The Small Business Authority, a new marketing campaign initiated by the Company in January 2011. The $12,000 increase in professional fees is primarily due to an increase in web design costs in direct connection with the additional service offering to customers for custom website development. Salaries and benefits increased $61,000 primarily due to an increase in payroll cost.

The $120,000 decrease in depreciation and amortization resulted from a long term trend in reducing capital expenditures, as well as reduced costs for new equipment overall, more efficient use of existing equipment within the datacenter for shared and dedicated plans and the utilization of cloud architecture to more efficiently provide services to customers.

Income before income taxes increased $2,000 to $1,279,000 for the three months ended September 30, 2011 from $1,277,000 for the same period in 2010.

	Nine months ended September 30:
(In thousands):	2011	2010	$ Change	% Change
Revenue:
Web hosting	$14,383	$14,400	$(17)	—%
Interest income	1	4	(3)	(75)%

Total revenue	14,384	14,404	(20)	—%

Expenses:
Salaries and benefits	3,604	3,811	(207)	(5)%
Interest	80	77	3	4%
Professional fees	504	373	131	35%
Depreciation and amortization	1,065	1,412	(347)	(25)%
Other general and administrative costs	5,625	5,329	296	6%

Total expenses	10,878	11,002	(124)	(1)%

Income before income taxes	$3,506	$3,402	$104	3%

Nine months ended September 30, 2011 and 2010:

Revenue is derived primarily from recurring fees from hosting websites, including monthly contracts for shared hosting, dedicated servers, and cloud instances (the “plans”). Web hosting revenue between periods decreased $17,000, or less than 1%, to $14,383,000 for the nine months ended September 30, 2011 over the same period in 2010 due to a decrease in the total number of plans offset in part by improved revenue per plan as a result of the growth of cloud instances and an increase in the sales of custom website development services. Customer service and competitive pricing succeeded in lowering the rate of attrition, but sales and marketing efforts have yet to provide sufficient new accounts to keep the overall plan count from declining. However, management’s intent is to grow revenues through higher service offerings to customers to drive greater revenue and margin per plan, although this may result in a lower number of plans sold overall.

The decrease in revenue reflects a decrease in the average number of total plans by 4,388 for the nine months ended September 30, 2011 as compared to the same period in 2010, or 7%, to 57,092 from 61,480 offset by an increase in average monthly revenue per plan of 8% to $27.99 from $26.03. Improvement in revenue per plan primarily reflects the growth in cloud instances, web design revenue, and customers purchasing higher-cost plans and utilizing additional options and services. Web design revenue, included in web hosting revenue above, grew approximately $154,000, or 57%, to $423,000 for the nine months ended September 30, 2011, as compared to $269,000 for the same period in 2010. The average number of cloud instances increased by 136, or 72%, to 325 for the nine months ended September 30, 2011, from 189 for the same period in 2010 reflecting the Company’s introduction of a customer scalable cloud offering in 2011. The decrease in the average total plans is mainly reflected in the shared and dedicated segments. The average number of dedicated server plans for the nine months ended September 30, 2011, which generate a higher monthly fee versus shared hosting plans, decreased by 285 between periods, or 13%, to an average of 1,889 from an average of 2,174 for the same period in 2010. The average number of shared hosting plans decreased by 4,239, or 7%, to 54,878 for the nine months ended September 30, 2011, from 59,117 for the same period in 2010. Competition from other web hosting providers as well as alternative website services continues to have a negative effect on plan count growth which in turn limits revenue growth.

Total expenses decreased by 1%, or $124,000, for the nine months ended September 30, 2011 over the same period in 2010. The majority of the decrease in total expenses reflects the $207,000 decrease in salaries and benefits primarily due to a reduction in headcount between years which occurred mainly in the second quarter of 2010 and the $347,000 decrease in depreciation and amortization resulting from a long term trend in reducing capital expenditures, as well as reduced costs for new equipment overall, more efficient use of existing equipment within the datacenter for shared and dedicated plans and the utilization of cloud architecture to more efficiently provide services to customers.

The increase of $131,000 in professional fees was primarily due to an increase in audit fees for a SAS 70 engagement and an increase in web design costs in direct connection with the additional service offering to customers for custom website development. The $296,000 increase in other general and administrative costs was primarily due to a one-time expense of $190,000 as a result of the resolution of a licensing dispute, an increase of $94,000 in marketing expense. Marketing expense increased in conjunction with the launch of The Small Business Authority, a new marketing campaign initiated by the Company in January 2011.

Income before income taxes increased 3% or $104,000 to $3,506,000 for the nine months ended September 30, 2011 from $3,402,000 for the same period in 2010. The improvement in profitability resulted primarily from the decrease in salaries and benefits and depreciation and amortization.

Small Business Finance

	Three months ended September 30:
(In thousands):	2011	2010	$ Change	% Change
Revenue:
Premium income	$2,479	$1,202	$1,277	106%
Servicing fee	818	735	83	11%
Interest income	551	471	80	17%
Management fees	146	146	—	—%
Other income	627	470	157	33%

Total revenue	4,621	3,024	1,597	53%

Net change in fair value of:
SBA loans transferred, subject to premium recourse	—	50	(50)	(100)%
SBA loans held for sale	(180)	—	(180)	—%
SBA loans held for investment	(691)	—	(691)	—%

Total net change in fair value	(871)	50	(921)	(1,842)%

Expenses:
Salaries and benefits	1,209	901	308	34%
Interest	438	403	35	9%
Management fees	—	115	(115)	(100)%
Professional fees	115	66	49	74%
Depreciation and amortization	254	191	63	33%
Provision for loan losses	215	598	(383)	(64)%
Other general and administrative costs	645	396	249	63%

Total expenses	2,876	2,670	206	8%

Income before income taxes	$874	$404	$470	116%

Three months ended September 30, 2011 and 2010:

Revenue is derived primarily from premium income generated by the sale of the guaranteed portions of SBA loans. Additionally, the Company derives revenue from interest income on SBA loans held for investment and those awaiting sale recognition, servicing fee income on the guaranteed portions of SBA loans previously sold, servicing income for loans originated by other lenders for which NSBF is the servicer, and financing and billing services, classified as other income above, provided by NBC. Most SBA loans originated by NSBF charge an interest rate equal to the Prime rate plus an additional percentage amount; the interest rate resets to the current Prime rate on a monthly or quarterly basis, which will result in changes to the amount of interest accrued for that month and going forward and a re-amortization of a loan’s payment amount until maturity.

Prior to February 7, 2011, guaranteed portions sold in SBA secondary market transactions included a premium warranty which precluded sale treatment until the end of the expiration of the warranty period usually 90 to 270 days thereafter: such transferred loans are classified as “SBA loans transferred, subject to premium recourse” with a matching liability, “Liability on SBA loans transferred, subject to premium recourse.” The Company fair values these SBA loans transferred asset and liability, resulting in a fair value gain. At the expiration of the warranty period, the sale of the guaranteed portions of these loans as well as the corresponding gain is recognized into premium income, the asset and liability eliminated, and any fair value gain is reversed. Effective February 7, 2011, the SBA removed the premium warranty allowing the Company to recognize premium income concurrent with the date of sale for guaranteed portions sold on or after that date and eliminating additions to the SBA loans transferred asset and liability. As the remaining transferred loans with the premium warranty achieved sale status during the quarter, the balances at September 30, 2011 in “SBA loans transferred, subject to premium recourse” and “Liability on SBA loans transferred, subject to premium recourse” decreased from year end; they will continue to do so with the expectation that they will reach zero balances by the fourth quarter 2011. At September 30, 2011, there was one SBA loan left accounted for under ASC Topic 860 as transferred and subject to premium recourse.

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

For the three months ended September 30, 2011, the Company recognized $2,479,000 of premium income from 20 loans sold aggregating $20,119,000 which was not subject to the premium warranty; there were no loans previously transferred that achieved sale status during the quarter. Because of the premium warranty in existence at that time delaying sale recognition, the Company did not record premium income during the third quarter 2010 for the 26 guaranteed loans transferred aggregating $11,986,000. Premiums on guaranteed loan sales averaged 111.16% with 1% servicing in the third quarter 2011 compared with 109.74% with 1% servicing in the quarter ended September 30, 2010.

Servicing fee income increased by $83,000 due primarily to an increase in the average NSBF originated serviced portfolio from $147,232,000 for the three month period ended September 30, 2010 to $197,816,000 for the third quarter of 2011. This increase was the direct result of renewed loan originations which began at the end of 2009. This increase was partially offset by a $28,000 decline in servicing fee income related to guaranteed loan repurchases by the SBA.

Interest income increased by $80,000 primarily due to an improvement in non-performing loans and overall growth of the portfolio. The average outstanding performing portfolio of SBA loans held for investment increased from $21,746,000 to $31,305,000 for the quarters ended September 30, 2010 and 2011, respectively. This portfolio expansion accounted for $200,000 of the increase in interest income. The offset of $120,000 was primarily attributed to a reduction in the total amount of interest earned from SBA loans transferred, subject to premium recourse, which added $18,000 during the three months ended September 30, 2011 compared with $138,000 in the prior period. As the transferred loans achieve sales status this interest income will decrease and is expected to cease in the fourth quarter 2011.

Other income increased by $157,000 due to an increase in packaging fees charged for originating SBA loans totaling $68,000 as a result of originating more loans during the three months ended September 30, 2011 as compared to the same period in 2010 as well as the Company recording the origination of loans based on the fair value method which requires the upfront recognition of such revenue as opposed to the offsetting of expenses as was accounted through September 30, 2010. Income on recoveries also increased from $7,000 to $83,000 and late fee income increased from $21,000 to $35,000 during the same period year over year.

During the third quarter of 2010, the Company recorded a fair value gain of $1,296,000 related to 26 guaranteed loans transferred aggregating $11,986,000, which was offset by reversal of previously recorded fair value gain of $1,245,000 recorded as premium income. There were no subsequent reversals of previously recorded gain during the third quarter of 2011. Also in the current period, the Company recorded a fair value loss of $180,000 for “SBA loans held for sale”; this amount represents a decrease in the fair value associated with the guaranteed portion of fully funded loans, but that remained unsold at the end of the period. Since the Company adopted fair value accounting in the fourth quarter of 2010, there was no corresponding amount in the prior period. Changes in loans held for investment which have been measured at fair value are represented as “Fair value adjustment on SBA loans held for investment.” During the third quarter of 2011, loans originated and held for investment aggregated $4,246,000 and had a corresponding fair value loss of $691,000. Since the Company adopted fair value accounting in the fourth quarter of 2010, there was no corresponding amount in the prior period.

Salaries and benefits increased by $308,000 primarily due to the addition of staff in the originating, servicing and liquidation departments, as well as an increase in staff to service outside contracts. Combined headcount increased by 25% from an average of 44 for the three months ended September 30, 2010 to an average of 55 for the three months ended September 30, 2011. Additionally, prior to September 30, 2010, certain direct salary and benefit costs to originate loans were deferred and amortized over the contractual life of the SBA loan using a method that approximated the effective interest method. In the three months ended September 30, 2010, this equated to $70,000 of expense being deferred. Starting on October 1, 2010 as discussed above, the Company began recording the origination of loans based on the fair value method which requires the upfront expensing of such direct costs.

Interest expense increased by $35,000 primarily as a result of the financing agreements with Capital One and the securitization of $16,000,000 in December 2010. The average debt outstanding increased from $11,811,000 to $21,057,000 for the three months ended September 30, 2010 and 2011, respectively. Interest expense on this debt increased from $173,000 to $256,000 period over period, while the average interest rate dropped from 5.70% to 4.40%. The average debt outstanding at NBC increased from $4,349,000 to $4,493,000 for the three months ended September 30, 2010 and 2011, respectively. The average interest rate increased slightly from 6.28% to 6.32%, while the interest expense during the same period stayed constant at $68,000. Additionally, the amortization of deferred financing costs by NSBF increased by $69,000 for the three months ended September 30, 2011 and 2010, respectively as a result of entering into two new financing arrangements with Capital One Bank in December 2010 and June 2011 and the securitization in December 2010. The amortization of deferred financing costs associated with the line of credit held by NBC increased by $3,000 for the three months ended September 30, 2011 and 2010, respectively. This increase was due to the refinancing of the term loan with Wells Fargo, and the securing of a new term loan with Sterling National Bank in the first quarter 2011. These increases were partially offset by a decrease in interest expense under ASC Topic 860 from $138,000 to $18,000 for the three months ended September 30, 2010 and 2011, respectively, that has a corresponding affect to interest income.

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

The combined provision for loan loss and net change in fair value increased from $598,000 for the three months ended September 30, 2010 to $905,000 for the corresponding period in 2011. This increase of $307,000 period over period reflects the increase in provision consistent with additions to the overall portfolio. The allowance for loan loss including the net change in fair value increased from $3,902,000 or 12.7% of the gross portfolio balance of $30,635,000 at September 30, 2010 to $4,767,000 or 11.5% of the gross portfolio balance of $41,431,000 at September 30, 2011. This decrease as a percentage of the gross portfolio balances reflects the positive performance of the portfolio, resulting in a return to more historical levels of reserves. Total impaired non-accrual loans decreased from $8,202,000 or 26.8% of the total portfolio at September 30, 2010 to $7,419,000 or 17.9% at September 30, 2011 with $2,874,000 or 35.0% and $2,355,000 or 31.7% of the allowance for loan losses being allocated against such impaired non-accrual loans, respectively. The year over year reduction in non-performing loans results from an improvement in the overall economic climate and less delinquent loans in the portfolio. The year over year reduction in the specific reserve reflects both the overall collateralization on the non-performing portfolio as well as the increase in the portion of that portfolio making periodic payments pending return to performing status reducing the need for a specific reserve at this time.

Other general and administrative costs increased by $249,000 due primarily to the Company recording loan related expenses based on the fair value method which requires the upfront expensing of such direct costs as well as an increase in such loan processing and servicing costs as a result of the increase in loans originated during the current quarter. Additionally, marketing costs increased by $43,000 primarily in conjunction with the launch of The Small Business Authority, a new marketing campaign initiated by the Company in January 2011.

The premium income associated with loan originations, combined with improvements in interest and servicing income generated by the addition to and enhanced performance of the portfolio, was sufficient to offset additional compensation expense, and resulted in an increase to income before income taxes of $470,000 compared to the same quarter one year ago.

	Nine months ended September 30:
(In thousands):	2011	2010	$ Change	% Change
Revenue:
Premium income	$9,751	$1,395	$8,356	599%
Servicing fee	2,186	1,865	321	17%
Interest income	1,861	1,173	688	59%
Management fees	439	439	—	—%
Other income	1,736	1,417	319	23%

Total revenue	15,973	6,289	9,684	154%

Net change in fair value of:
SBA loans transferred, subject to premium recourse	(3,216)	2,076	(5,292)	(255)%
SBA loans held for sale	116	—	116	—%
SBA loans held for investment	(1,629)	—	(1,629)	—%

Total net change in fair value	(4,729)	2,076	(6,805)	(328)%

Expenses:
Salaries and benefits	3,429	2,553	876	34%
Interest	1,520	1,149	371	32%
Management fees	—	345	(345)	(100)%
Professional fees	347	328	19	6%
Depreciation and amortization	670	597	73	12%
Provision for loan losses	301	1,451	(1,150)	(79)%
Other general and administrative costs	1,795	1,091	704	65%

Total expenses	8,062	7,514	548	7%

Income before income taxes	$3,182	$851	$2,331	274%

Nine months ended September 30, 2011 and 2010:

For the nine months ended September 30, 2011, the Company recognized $6,829,000 of premium income from 78 loans sold aggregating $52,783,000 which was not subject to the premium warranty and $2,922,000 in premium income associated with 46 loans aggregating $29,219,000 subject to the premium warranty and previously transferred that achieved sale status during the nine month period. Because of the premium warranty in existence during 2010 that delayed sale recognition, the Company recorded premium income during the nine months ended September 30, 2010 for 28 of the 70, or $15,692,000 of the $35,522,000 guaranteed loans transferred, representing the $1,395,000 in premium income and a corresponding fair value gain as discussed below. Premiums on guaranteed loan sales for the first nine months averaged 111.55% with 1% servicing in 2011 compared with 109.63% with 1% servicing in 2010.

Servicing fee income increased by $321,000 due primarily to revenue generated by the FDIC servicing contract, which totaled $925,000 for the nine months ended September 30, 2011 compared with $515,000 for the nine months ended September 30, 2010 as well as an increase in the average NSBF originated serviced portfolio from $137,312,000 for the nine month period ended September 30, 2010 to $185,434,000 for the same period in 2011. This increase was the direct result of renewed loan originations which began at the end of 2009. This increase was partially offset by a $143,000 decline in servicing fee income related to guaranteed loan repurchases by the SBA.

Interest income increased by $688,000 due primarily to interest on SBA loans, which increased by $582,000 as a result of the growth and positive performance of the portfolio; the average outstanding performing portfolio of SBA loans held for investment increased from $20,676,000 to $27,176,000 for the nine months ended September 30, 2010 and 2011, respectively.

Additionally, this period over period increase included the reversal of a $70,000 reduction in interest income recorded in the second quarter of 2010 as a result of loans being transferred into nonperforming status. In addition, interest earned from SBA loans transferred, subject to premium recourse, increased by $106,000 during the nine months ended September 30, 2011; all but one of the transferred loans have achieved sales status, and interest earned from SBA loans transferred is expected to cease during the fourth quarter of 2011.

Other income increased by $319,000 primarily due to an increase in revenue earned by Newtek Business Credit. Fees earned on receivables purchased and billing services increased by a net of $168,000 during the nine months ended September 30, 2011 as compared with the nine months ended September 30, 2010, which was primarily attributable to an increase in the number of clients serviced as well as an increase in the amount of receivables purchased from existing clients. Additionally, $198,000 of packaging fee income, which had previously been capitalized at NSBF, is now recognized upfront as a result of the adoption of fair value accounting for loans funded on or after October 1, 2010. Income on recoveries and late fee income increased period over period by an aggregate of $85,000. These increases were partially offset by a reduction in income earned under the FDIC consulting contract in the current period in the amount of $132,000.

During the first nine months of 2010, the Company recorded a net fair value gain of $2,076,000 related to 70 guaranteed loans transferred aggregating $35,522,000, of which 28 achieved sale status during the same period. During the same period 2011, as a result of the elimination of the premium warranty, only 2 loans transferred did not achieve sale status, while 43 previously transferred loans were recognized as sales, thereby reducing the corresponding fair value adjustment by a net amount of $3,216,000. At September 30, 2011, one transferred loan remains and is expected to achieve sale status in October 2011. In addition, the Company recorded a fair value gain of $116,000 for “SBA loans held for sale.” Changes in loans held for investment which have been measured at fair value are represented as “Fair value adjustment on SBA loans held for investment.” During the nine months ended September 30, 2011, loans originated and held for investment aggregated $14,974,000 resulting in a corresponding fair value loss of $1,629,000.

Salaries and benefits increased by $876,000 primarily due to the addition of staff in the originating, servicing and liquidation departments, as well as an increase in staff to service outside contracts. Combined headcount increased by 16.7% from an average of 42 for the nine months ended September 30, 2010 to an average of 49 for the nine months ended September 30, 2011. Additionally, prior to September 30, 2010, certain direct salary and benefit costs to originate loans were deferred and amortized over the contractual life of the SBA loan using a method that approximated the effective interest method. In the nine months ended September 30, 2010, this equated to $206,000 of expense being deferred. Starting on October 1, 2010 as discussed above, the Company began recording the origination of loans based on the fair value method which requires the upfront expensing of such direct costs.

Interest expense increased by $371,000 for the nine months ended September 30, 2011 compared with the same period in 2010, due primarily to an increase of $106,000 of interest expense associated with the Liability for SBA loans transferred, subject to premium recourse with a corresponding increase to interest income; as the transferred loans achieve sales status this interest expense will decrease. The remaining increase of $265,000 is primarily attributable to an increase in the average debt outstanding by NSBF. As a result of their financing agreements with Capital One Bank and the securitization of $16,000,000 in December 2010 the average debt outstanding increased from $12,065,000 to $20,147,000 for the periods ended September 30, 2010 and 2011, respectively. Interest expense on this debt increased from $588,000 to $719,000 period over period, while the average interest rate dropped from 6.40% to 4.56%. The average debt outstanding at NBC increased from $3,233,000 to $4,785,000 for the nine months ended September 30, 2010 and 2011 resulting in an increase to interest expense of $42,000 while the average interest rate decreased from 7.79% to 6.14% during the same periods. Additionally, the amortization of deferred financing costs by NSBF increased by $58,000 for the nine months ended September 30, 2011 and 2010, respectively as a result of entering into two new financing arrangements with Capital One Bank in December 2010 and June 2011 and the securitization in December 2010. The amortization of deferred financing costs associated with the line of credit held by NBC increased by $30,000 for the nine months ended September 30, 2011 and 2010, respectively. This increase was due to the acceleration of amortization in connection with the refinancing of the term loan with Wells Fargo, and the securing of a new term loan with Sterling National Bank in the first quarter 2011.

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

The combined provision for loan loss and net change in fair value increased from $1,451,000 for the nine months ended September 30, 2010 to $1,929,000 for the corresponding period in 2011. This increase of $478,000 period over period is consistent with the expansion of the unguaranteed portfolio during 2011. The allowance for loan loss including the net change in fair value increased from $3,902,000 or 12.7% of the gross portfolio balance of $30,635,000 at September 30, 2010 to $4,767,000 or 11.5% of the gross portfolio balance of $41,431,000 at September 30, 2011. This decrease as a percentage of the gross portfolio balances reflects the positive performance of the portfolio, resulting in a return to more historical levels of reserves. Total impaired non-accrual loans decreased from $8,202,000 or 26.8% of the total portfolio at September 30, 2010 to $7,419,000 or 17.9% at September 30, 2011 with $2,874,000 or 35.0% and $2,355,000 or 31.7% of the allowance for loan losses being allocated against such impaired non-accrual loans, respectively. The year over year reduction in non-performing loans results from an improvement in the overall economic climate and less delinquent loans in the portfolio. The year over year reduction in the specific reserve reflects both the overall collateralization on the non-performing portfolio as well as the increase in the portion of that portfolio making periodic payments pending return to performing status reducing the need for a specific reserve at this time.

Other general and administrative costs increased by $704,000 due primarily to the Company recording loan related expenses based on the fair value method which requires the upfront expensing of such direct costs as well as an increase in such loan processing and servicing costs as a result of the increase in loans originated during the current quarter. Additionally, marketing costs increased by $137,000 primarily in conjunction with the launch of The Small Business Authority, a new marketing campaign initiated by the Company in January 2011.

The increase in premium income combined with improvements in servicing, interest, and other income generated by the addition to and enhanced performance of the portfolio, were sufficient to offset an increase in compensation and other expenses, and resulted in an improvement to income before income taxes of $2,331,000 when compared to the first nine months from the year ago period.

All Other

The All Other segment includes primarily Newtek Insurance Agency, LLC and qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments.

	Three months ended September 30:
(In thousands):	2011	2010	$ Change	% Change
Revenue:
Insurance commissions	$273	$228	$45	20%
Other income	82	104	(22)	(21)%
Interest income	3	10	(7)	(70)%

Total revenue	358	342	16	5%

Expenses:
Salaries and benefits	508	372	136	37%
Professional fees	46	47	(1)	(2)%
Depreciation and amortization	20	32	(12)	(38)%
Other general and administrative costs	88	85	3	4%

Total expenses	662	536	126	24%

Loss before income taxes	$(304)	$(194)	$110	57%

Three months ended September 30, 2011 and 2010:

Insurance commission revenue increased by $45,000 as a result of increases in agency bill and force placed policy income as compared with the prior period. The decrease in other income was primarily attributable to a reduction in management fee revenue from a non-consolidated subsidiary, and interest income decreased as a result of a decrease in cash and cash equivalents during the three months ended September 30, 2011 as compared with the three months ended September 30, 2010.

Salaries and benefits increased by $136,000, or 37% to $508,000, for the three months ended September 30, 2011, as compared to $372,000 for same period in 2010 primarily due to the addition of employees for our new payroll services subsidiary. Depreciation and amortization decreased $12,000, or 38%, primarily due to fixed assets that have become fully depreciated.

	Nine months ended September 30:
(In thousands):	2011	2010	$ Change	% Change
Revenue:
Insurance commissions	$798	$682	$116	17%
Other income	252	321	(69)	(21)%
Interest income	9	57	(48)	(84)%

Total revenue	1,059	1,060	(1)	—%

Expenses:
Salaries and benefits	1,442	1,173	269	23%
Professional fees	169	149	20	13%
Depreciation and amortization	61	110	(49)	(45)%
Other general and administrative costs	329	385	(56)	(15)%

Total expenses	2,001	1,817	184	10%

Loss before income taxes	$(942)	$(757)	$185	24%

Nine months ended September 30, 2011 and 2010:

Total revenue was essentially unchanged for the nine months ended September 30, 2011 and 2010. Insurance commission revenue increased by $116,000 as a result of increases in agency bill and force placed policy income as compared with the prior period. This increase in commission income was offset by decreases in other income, which was attributable to a reduction in management fees, and interest income, which decreased as a result of a reduction in cash and cash equivalents during the two periods.

Salaries and benefits increased by $269,000, or 23% to $1,442,000, for the nine months ended September 30, 2011, as compared to $1,173,000 for same period in 2010 primarily due to the addition of payroll services employees. Professional fees increased by $20,000, or 13%, to $169,000 for the third quarter ended 2011 as compared to $149,000 for 2010 primarily due to an increase in consulting fees related to payroll services. Depreciation and amortization decreased $49,000, or 45%, primarily due to fixed assets that have become fully depreciated. Other general administrative costs decreased by $56,000, or 15% to $329,000, for the nine months ended September 30, 2011, as compared to $385,000 for 2010 due to decreases in insurance, travel and other general office expenses.

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

	Three months ended September 30:
(In thousands):	2011	2010	$ Change	% Change
Revenue:
Management fees	$249	$434	$(185)	(43)%
Interest income	1	9	(8)	(89)%
Other income	1	10	(9)	(90)%

Total revenue	251	453	(202)	(45)%

Expenses:
Salaries and benefits	1,349	1,236	113	9%
Professional fees	250	316	(66)	(21)%
Depreciation and amortization	30	78	(48)	(62)%
Other general and administrative costs	760	609	151	25%

Total expenses	2,389	2,239	150	7%

Loss before income taxes	$(2,138)	$(1,786)	$352	20%

Three months ended September 30, 2011 and 2010:

Revenue is derived primarily from management fees earned from the Capcos. Management fee revenue declined 43%, or $185,000 to $249,000 for the three months ended September 30, 2011, from $434,000 for the three months ended September 30, 2010. Management fees, which are eliminated upon consolidation, are expected to continue to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not accrued.

Total expenses increased $150,000, or 7%, for the three months ended September 30, 2011 from the same period in 2010. The increase in total expenses was primarily due to a $113,000 increase in salaries and benefits, a $151,000 increase in other general and administrative costs, partially offset by a $66,000 decrease in professional fees and a $48,000 decrease in depreciation and amortization. The decrease in professional fees was primarily due to the Company exploring various financing and restructuring alternatives in 2010 that resulted in significant one-time professional fees for the three months ended September 30, 2010. The increase in other general and administrative costs was primarily due to a $145,000 increase in marketing relating to launch of The Small Business Authority.

Loss before income taxes increased $352,000 for the three months ended September 30, 2011, as compared to the same period in 2010, primarily due to the decrease in management fee revenue and an increase in marketing expense.

	Nine months ended September 30:
(In thousands):	2011	2010	$ Change	% Change
Revenue:
Management fees	$869	$1,658	$(789)	(48)%
Interest income	20	22	(2)	(9)%
Other income	1	13	(12)	(92)%

Total revenue	890	1,693	(803)	(47)%

Expenses:
Salaries and benefits	4,453	3,675	778	21%
Professional fees	786	962	(176)	(18)%
Depreciation and amortization	135	249	(114)	(46)%
Other general and administrative costs	2,033	1,848	185	10%

Total expenses	7,407	6,734	673	10%

Loss before income taxes	$(6,517)	$(5,041)	$1,476	29%

Nine months ended September 30, 2011 and 2010:

Revenue is derived primarily from management fees earned from the Capcos. Management fee revenue declined 48%, or $789,000, to $869,000 for the nine months ended September 30, 2011, from $1,658,000 for the nine months ended September 30, 2010. Management fees, which are eliminated upon consolidation, are expected to continue to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not accrued.

Total expenses increased $673,000, or 10%, for the nine months ended September 30, 2011 from the same period in 2010. The increase in total expenses was primarily due to a $778,000 increase in salaries and benefits, an $185,000 increase in other general and administrative costs, partially offset by a $114,000 decrease in depreciation and amortization, and an $176,000 decrease in professional fees. The increase in salaries and benefits resulted from increased salary costs and $276,000 accrued for severance pay related to the departure of an executive officer. The decrease in professional fees is primarily due to the Company exploring various financing and restructuring alternatives in 2010 that resulted in significant one-time professional fees for the nine months ended September 30, 2010. The increase in other general and administrative costs included a $317,000 increase in marketing relating to launch of The Small Business Authority, partially offset by a $132,000 decrease in telephone, insurance, computer, travel and other expenses.

Loss before income taxes increased $1,476,000 for the nine months ended September 30, 2011, as compared to the same period in 2010, primarily due to the decrease in management fee revenue and an increase in salaries and benefits including accrued severance pay.

Capco

As described in Note 3 to the condensed consolidated financial statements, effective January 1, 2008, the Company adopted fair value accounting for its financial assets and financial liabilities concurrent with its election of the fair value option for substantially all credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance. These are the financial assets and liabilities associated with the Company’s Capco notes that are reported within the Company’s Capco segment. The tables below reflect the effects of the adoption of fair value measurement on the income and expense items (income from tax credits, interest expense and insurance expense) related to the revalued financial assets and liability for the three and nine months ended September 30, 2011 and 2010. In addition, the net change to the revalued financial assets and liability for the three and nine months ended September 30, 2011 and 2010 is reported in the line “Net change in fair market value of credits in lieu of cash and Notes payable in credits in lieu of cash” on the condensed consolidated statement of operations.

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

	Three months ended September 30:
(In thousands):	2011	2010	$ Change	% Change
Revenue:
Income from tax credits	$324	$621	$(297)	(48)%
Interest income	5	25	(20)	(80)%
Other income	1	1	—	—%

Total revenue	330	647	(317)	(49)%

Net change in fair market value of:
Credits in lieu of cash and Notes payable in credits in lieu of cash	(46)	(44)	(2)	(5)%

Expenses:
Management fees	395	465	(70)	(15)%
Interest	285	586	(301)	(51)%
Professional fees	186	164	22	13%
Other general and administrative costs	34	188	(154)	(82)%

Total expenses	900	1,403	(503)	(36)%

Loss before income taxes	$(616)	$(800)	$(184)	(23)%

Three months ended September 30, 2011 and 2010:

Revenue is derived primarily from non-cash income from tax credits. The decrease in income from tax credits for the three months ended September 30, 2011 versus the three months ended September 30, 2010 reflects the effect of the lower interest rate used under fair value accounting. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods through 2016, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense. Management fees decreased 15%, or $70,000, to $395,000 for the three months ended September 30, 2011 from $465,000 for the same period ended 2010. Management fees, which are eliminated upon consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. Interest expense decreased 51%, or $301,000, to $285,000 for the three months ended September 30, 2011 from $586,000 as a result of the lower interest rate used under the fair value accounting for the period. Other general and administrative costs decreased $154,000 primarily due to a recognition of a loss in 2010 of approximately $70,000 on the sublease of an existing leasehold in addition to a provision for loan loss of $60,000 due to a loan assessed by management as uncollectable, both of which did not recur in 2011. Rental income from the sublease is recorded as an offset to rent expense.

	Nine months ended September 30:
(In thousands):	2011	2010	$ Change	% Change
Revenue:
Income from tax credits	$954	$1,923	$(969)	(50)%
Interest income	36	92	(56)	(61)%
Other income	3	9	(6)	(67)%

Total revenue	993	2,024	(1,031)	(51)%

Net change in fair market value of:
Credits in lieu of cash and Notes payable in credits in lieu of cash	30	130	(100)	(77)%

Expenses:
Management fees	1,308	1,752	(444)	(25)%
Interest	1,009	2,078	(1,069)	(51)%
Professional fees	320	337	(17)	(5)%
Other than temporary decline in value of investments	(51)	5	(56)	(1,120)%
Other general and administrative costs	150	348	(198)	(57)%

Total expenses	2,736	4,520	(1,784)	(39)%

Loss before income taxes	$(1,713)	$(2,366)	$(653)	(28)%

Nine months ended September 30, 2011 and 2010:

Revenue is derived primarily from non-cash income from tax credits. The decrease in total revenue for the nine months ended September 30, 2011 versus the same period in 2010 reflects the effect of the lower interest rate used under fair value accounting. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods through 2016, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense. Management fees decreased 25%, or $444,000, to $1,308,000 for the nine months ended September 30, 2011 from $1,752,000 for the same period ended 2010. Management fees, which are eliminated upon consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. Interest expense decreased 51%, or $1,069,000, to $1,009,000 for the nine months ended September 30, 2011 from $2,078,000 as a result of the lower interest rate used under the fair value accounting for the period. Professional fees decreased $17,000 as a result of a reduction in legal and consulting fees. The $198,000 decrease in other general and administrative costs was primarily due to a one-time adjustment for a loan that was previously written off and a receivable recorded for the guaranteed portion of $51,000, a decrease of $80,000 in rent expense resulting from a sublease and to a recognition of a loss in 2010 of approximately $70,000 on the sublease of an existing leasehold which did not recur in 2011, offset by a $3,000 increase in other expenses. Rental income from the sublease is recorded as an offset to rent expense.

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

Through February 28, 2011, the receivables financing unit (“NBC”) utilized a $10 million line of credit provided by Wells Fargo Bank to purchase and warehouse receivables. On February 28, 2011, NBC entered into a three year line of credit of up to $10 million with Sterling National Bank which replaced the Wells Fargo line. There is no cross collateralization between the Sterling lending facility and the Capital One term loan and credit facility; however, a default under the Capital One term loan or line of credit will create a default under the Sterling line of credit. The availability of the Sterling line of credit and the performance of the Capital One term loans are subject to compliance with certain covenants and collateral requirements as set forth in their respective agreements, as well as limited restrictions on distributions or loans to the Company by the respective debtor, none of which are material to the liquidity of the Company. At September 30, 2011, the Company and its subsidiaries were in full compliance with applicable loan covenants. The Company guarantees these loans for the subsidiaries up to the amount borrowed; in addition, the Company deposited $750,000 with Sterling to collateralize the guarantee. As of September 30, 2011, the Company’s unused sources of liquidity consisted of $13,678,000 in unrestricted cash and cash equivalents, $1,346,000 available through the Capital One revolving loan and $510,000 available through the Sterling National Bank line of credit.

Restricted cash of $6,979,000 as of September 30, 2011 is primarily held in the Capcos and NSBF. For the Capcos, restricted cash can be used in managing and operating the Capcos, making qualified investments and for the payment of Capco generated taxes. For NSBF, approximately $1,181,000 is due to participants, $65,000 is due to Capital One and $1,079,000 is held by the securitization trust as a reserve on future nonperforming loans. In addition, as discussed above, the Company deposited $750,000 with Sterling to collateralize its guarantee, which has been classified as restricted cash.

In summary, Newtek generated and used cash as follows:

(Dollars in thousands)	Nine months ended September 30,
	2011	2010
Net cash provided by (used in) operating activities	$6,765	$(1,237)
Net cash used in investing activities	(10,346)	(5,418)
Net cash provided by financing activities	6,877	1,375

Net increase (decrease) in cash and cash equivalents	3,296	(5,280)

Cash and cash equivalents, beginning of period	10,382	12,581

Cash and cash equivalents, end of period	$13,678	$7,301

Net cash flows provided by (used in) operating activities increased $8,002,000 to net cash flow provided by operations of $6,765,000 for the nine month period ended September 30, 2011 compared to net cash flows used in operations of $(1,237,000) for the nine month period ended September 30, 2010. The change primarily reflects the operation of the SBA lender: a $1,392,000 reduction in the broker receivable related to the sale of guaranteed portions of SBA loans offsetting the origination of loans which were not sold by period end. The broker receivable arises from loans traded but not settled before period end and represents the amount of cash due from the purchasing broker; the amount varies depending on loan origination volume and timing of sales at quarter end. During the nine months ended September 30, 2011, as discussed above, the SBA removed the premium warranty thereby permitting the recognition of secondary market sales of guaranteed portions: the Company originated $52,350,000 of these SBA loans held for sale and sold $52,783,000. For the nine months ended September 30, 2010, because of the then extant premium warranty, the Company transferred, rather than recognized as sold, $19,831,000 of the guaranteed portions of SBA 7(a) loans in return for the “Liability for SBA loans transferred, subject to recourse” of $21,972,000. Upon the expiration of the premium warranty periods for the transferred loans, the transfers are accounted for as sales, the asset and liability will be eliminated, the gain on fair value for the liability will be reversed, and the gain on sale will be recognized: in the nine months ended September 30, 2011 $26,638,000 of previously transferred guaranteed portions achieved sales status eliminating that amount of the asset as well as $29,416,000 of the matching liability.

Net cash used in investing activities primarily includes the purchase of fixed assets and customer accounts, activity regarding the unguaranteed portions of SBA loans, changes in restricted cash and activities involving investments in qualified businesses. Net cash used in investing activities increased by $4,928,000 to cash used of $(10,346,000) for the period ended September 30, 2011 compared to cash used of $(5,418,000) for the nine months ended September 30, 2010. The increase in cash used in investing activities for the nine months ended September 30, 2011 was primarily due to a greater amount of SBA loans originated for investment, $(14,836,000) in 2011 versus $(5,761,000) in 2010, offset by an increase in payments received on SBA loans from $2,700,000 in 2010 to $3,496,000 in 2011 and greater returns from qualified investments in 2011, $246,000 as compared to the return of $142,000 in 2010. The change in restricted cash provided $1,979,000 of cash flow in 2011 versus $(1,101,000) of cash used in 2010.

Net cash provided by financing activities primarily includes the net borrowings (repayments) on bank notes payable as well as securitization activities. Net cash provided by financing activities increased by $5,502,000 to cash provided of $6,877,000 for the period ended September 30, 2011 from cash provided of $1,375,000 for the period ended September 30, 2010. The primary reason for the increase was the 2011 period reflects the release of approximately $3,058,000 of restricted cash related to the securitization that was designated as a pre-funding account in December 2010 and was used during the nine months to purchase unguaranteed portions of SBA 7(a) loans. Offsetting this increase was cash used of $750,000 to establish a restricted cash account with Sterling National Bank to collateralize the Company’s guarantee on the new line. Payments on senior notes related to the securitization from December 2010 used $1,917,000 of cash for the nine months ended September 30, 2011. The net borrowings on bank lines of credit of $7,091,000 for the nine months ended September 30, 2011 reflects net repayments on the Company’s lines of credit with Wells Fargo and Sterling of $(895,000) and proceeds of $7,986,000 from the Capital One line used for the origination of SBA loans, while the same period in 2010 reflects net repayments of $9,562,000 which represented borrowings on the Wells Fargo line of $3,238,000 to fund the increase in accounts receivables purchased, offset by repayments to GE of $12,800,000. During the nine months ended September 30, 2010, the Company received $12,500,000 of proceeds from the Capital One term note and used the funds to repay the outstanding amount on the GE line of credit.

The $3,296,000 increase in cash and cash equivalents in 2011 is primarily due to the increase in net borrowings on bank lines of credit and receiving the remaining proceeds from its 2010 securitization of the unguaranteed, retained loan portions of SBA 7(a) loans, previously set aside for post-closing loan origination, which offset loan originations and positive operating cash flow which benefitted from a reduction in the outstanding broker receivable.

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

Our SBA lender primarily lends at an interest rate of prime, which resets on a monthly or quarterly basis, plus a fixed margin. Our receivable financing business purchases receivables priced to equate to a similar prime plus a fixed margin structure. The Capital One term loan and revolver loan, the securitization notes and the new Sterling line of credit are on a prime, which resets on a monthly basis, plus a fixed margin basis. As a result, the Company believes it has matched its cost of funds to its interest income in its financing activities. However, because of the differential between the amount lent and the smaller amount financed, a significant change in market interest rates will have a material effect on our operating income. In periods of sharply rising interest rates, our cost of funds will increase at a slower rate than the interest income earned on the loans we have made. This should improve our net operating income, holding all other factors constant. However, a reduction in interest rates, as has occurred since 2008, has and will result in the Company experiencing a reduction in operating income because interest income will decline more quickly than interest expense, resulting in a net reduction of benefit to operating income.

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

We do not have significant exposure to changing interest rates on invested cash which was approximately $20,657,000 at September 30, 2011. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions with ratings from Standard and Poor’s of A- or better. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury-only money market instruments or funds and other investment-grade securities. As of September 30, 2011, cash deposits in excess of FDIC and SIPC insurance totaled approximately $1,956,000 and funds held in U.S. Treasury-only money market funds or equivalents in excess of SIPC insurance totaled approximately $3,188,000.

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

(b) Change in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification by Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

XBRL Taxonomy

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: November 10, 2011	By:	/s/ Barry Sloane
Barry Sloane Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer)

Date: November 10, 2011	By:	/s/ Jennifer C. Eddelson
Jennifer C. Eddelson Chief Accounting Officer (Principal Financial Officer)