Form 10-K
period 2011-12-31
NEWTEK BUSINESS SERVICES, INC.
filed 2012-03-19
CIK 1094019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number: 001-16123

NEWTEK BUSINESS SERVICES, INC.

New York	11-3504638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

212 West 35th Street, 2nd Floor New York, New York	10123
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (all as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $45,231,000 as of the last business day of the registrant’s second fiscal quarter of 2011.

As of March 13, 2012 there were 36,966,672 shares issued and outstanding of the registrant’s Common Shares, par value $0.02 per share.

Documents incorporated by reference:

Portions of the Proxy Statement to be filed for the Company’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

NEWTEK BUSINESS SERVICES, INC.

PART I

ITEM 1. BUSINESS

Overview

Newtek Business Services, Inc. (“we,” the “Company” or “Newtek”), “The Small Business Authority”®, provides financial and business services to the small- and medium-sized business market. Our new website, www.thesba.com, and our heightened branding strategy enable us to offer small businesses the ability to grow and prosper by obtaining:

•	Electronic Payment Processing: Credit card, debit card, check conversion and ACH processing solutions

•

Ecommerce Services: Combinations of payment processing, online shopping cart tools, web site design, web hosting and web related services which enable businesses to establish a presence and commercial capability on the Internet in a quick and simple fashion

•	Managed Technology Solutions: Full service web hosting, including domain registration and online shopping cart tools; cloud computing plans and customized web design and development services

•	Data Backup, Storage and Retrieval: Fast, secure, off-site data backup, storage and retrieval

•	Business Lending: Business loans to start up, acquire or expand a business

•	Accounts Receivable Financing: Receivable financing and management services

•	Insurance Services: Nationwide commercial, health and benefits, and personal lines of insurance

•	Payroll: Payroll management processing and employee tax filing.

During 2011 we derived revenue through the sale of a business service or product to over 100,000 business accounts. We use state of the art, web-based proprietary technology to provide low cost products and services to our small- and medium-sized business clients. We acquire our customers through internal and independent sales teams and referrals through alliances with Fortune 500® companies, community banks, credit unions and others, all of whom have elected to offer one or more of our business services and financial products rather than try to provide them directly for their customers or members. Our alliance partners have historically interfaced with Newtek through their use of our patented, proprietary NewTracker® referral and tracking system which enables complete transparency in the referral process. The year 2011 represented a new change for Newtek in that we have placed major emphasis and resources behind the development of a coordinated marketing and media program focused on our branding strategy featuring The Small Business Authority website, all intended to present the Company as the authoritative presence in the small- and medium-sized business space across many areas of operations.

History

Newtek is a corporation formed under the laws of New York that serves as a holding company for several wholly- and majority-owned subsidiaries. We were founded in 1998 to provide debt and equity financing to small- and medium-sized businesses. We have since developed our branded line of business and financial products and services for the small- and medium-sized business market. At December 31, 2011, we had 36 subsidiaries most of which are direct providers of financial and business services.

Initially, Newtek was the sponsor of a total of 16 certified capital companies, which we call Capcos, now reduced to 12. We have not created any new Capcos since 2005, although we continue to make investments in and loans to small businesses through our existing Capcos and meet the goals of the Capco programs. We are now concentrating our efforts on becoming “The Small Business Authority” by creating a distribution channel for business and financial services provided by our subsidiaries, affiliates or marketing partners for the small- and medium-sized business market supported by the media attention generated by our monthly small business index, small business market sentiment survey, monthly small business radio show on 77WABC, the monthly small business newsletter distributed free of charge to visitors to our website, and other advertising.

Business Strategy

Key elements of our strategy to grow our business are:

•

Continue to focus our business model to serve the small- and medium-sized business market. We are focused on developing and marketing business and financial products and services aimed at the small- and medium-sized business market. Our target market represents a very significant marketplace in the United States based on non-farm private gross domestic product (“GDP”). According to statistics published by the U.S. Small Business Administration (the “SBA”),

approximately 51% of the GDP in the United States comes from small businesses and approximately 99% of businesses in the United States which have one or more employees fit into this market segment. Our business model is to get that market to view us as “The Small Business Authority” and come to depend on us as their source for business and financial services as well as the business information they need. We intend to continue to leverage the Newtek® and The Small Business Authority® brands as a one-stop-shop provider for the small- and medium sized business market.

•

Continue to implement a strategy of acquiring customers and processing their business at low cost. We seek to acquire customers at a low cost through a national strategy centered on our alliance partners, internet marketing, coordinated marketing, social media and our NewTracker technology. Our alliance partners use our proprietary NewTracker referral system to refer customers to us for sales and customer tracking and processing. NewTracker distributes the referral to our appropriate business segment or segments for fulfillment while keeping our alliance partners up to date on the customer’s progress in real time with detailed documentation. We use the same proprietary system as our gateway for direct sales through our websites and our BizExec program. In addition, during 2011 we placed significant resources into direct media advertising under the banner of our The Small Business Authority mark. This was formally rolled out in January 2011 and ties together significant national media exposure through television and radio advertising, design and production of our “Small Business Index”™ and “SB Market Sentiment Surveys” ™ reflecting our polling and assessment of business conditions for small- and medium-sized businesses, the active use of social media marketing, and website (www.thesba.com).

•

Continue to develop our state-of-the-art technology to process business applications and financial transactions. We are updating our proprietary systems to take advantage of technological advances that provide state of the art enhancements in client service and process controls which lead to lower costs.

•

Continue our focus on the Internet and The Small Business Authority mark. Our major goal for 2012 and the future is to focus the Small Business Authority branding strategy is to establish thesba.com as the online destination spot for small business. During 2011 we built out this website to include current state-of-the art small business news, monthly measurement of the small business economy, monthly measurement of small business owners’ market sentiment, monthly tips for business owners, cost savings and discounts on small business products and services and views on the latest news out of Washington, D.C. or state government affecting independent business owners. Features of thesba.com that have impact on small business owners include:

•	Free monthly newsletters designed and written for independent, small business owners

•	The Small Business Authority Index™

•	The Small Business Authority Market Sentiment Survey

•	Regular news reports and updates about the economy for the small business owner

•	Informative and engaging SB authority informational videos

•	Pertinent information on acquiring products and services for independent business owners to prosper

•

Continue to fulfill our obligations under the current Capco programs. Our emphasis is on continuing our exemplary regulatory compliance program in order to complete successfully the investment cycles for all Capcos. At December 31, 2011, we had reached the final minimum investment requirements in all Capco programs in which we participated. We believe this ensures that 100% of the tax credits related to the programs are beyond risk of recapture. In addition, as of that date, all of the cash payments required to be made to the investors have been made. As the Capcos reach 100 percent investment we will seek to decertify them as Capcos, liquidate their remaining assets and thereby reduce our operational costs, particularly the legal and accounting costs associated with compliance. Five of our original Capcos have reached this stage.

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

Managed Technology Solutions: CrystalTech Web Hosting, Inc., d/b/a/ Newtek Technology Services (“NTS”), offers shared and dedicated web hosting, data storage and backup services, cloud computing plan and related services to the small- and medium-sized business market.

Small Business Finance: The segment is comprised of Newtek Small Business Finance, Inc. (“NSBF”), a nationally licensed, SBA lender that originates, sells and services loans to qualifying small businesses, which are partially guaranteed by the SBA, and CDS Business Services, Inc. d/b/a Newtek Business Credit (“NBC”), which provides receivable financing and management services.

All Other: Businesses formed from investments made through Capco programs and others which cannot be aggregated with other operating segments, including insurance and payroll processing.

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

Financial information for each segment can be found in Management’s Discussion and Analysis of Results of Operations and Financial Condition, Segment Results and Note 24-Segment Reporting to the Consolidated Financial Statements, below.

Electronic Payment Processing

Newtek Merchant Solutions (“NMS”) markets credit and debit card processing services, check approval services and ancillary processing equipment and software to merchants who accept credit cards, debit cards, checks and other non-cash forms of payment. New merchants are acquired through several sales channels. Our primary focus is on developing new merchant sales leads as a result of internal sales efforts and our direct marketing under “The Small Business Authority” brand. NMS has targeted the marketing of its array of services under agreements with alliance partners, which are principally financial institutions, including banks, credit unions and other related businesses that are able to refer potential customers to NMS through Newtek’s NewTracker referral system. In addition, we enter into agreements with independent sales agents throughout the country. These referring organizations and associations are typically paid a percentage of the processing revenue derived from the respective merchants that they successfully refer to us. In 2011, we processed merchant transactions with a sales volume exceeding $3.8 billion including merchant portfolios operated by our other subsidiaries which are serviced by NMS. Our customer base and the related sales volume processed by us has grown significantly during each year of operations since 2002 through a combination of organic growth in customers as well as selective merchant portfolio acquisitions. Our merchant base has grown from approximately 1,200 merchants at the end of 2002 to approximately 14,200 merchants at the end of 2011. Similarly, total sales volume in 2011 exceeded $3.8 billion, up over $200 million from the previous year.

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

Our electronic payment processing businesses rely on our ability to obtain data processing services. There are two aspects to the processing: the initial authorization of a payment (referred to as the “front-end processing”) and the merchant credit and cardholder charge transaction (the “back end processing”). In 2009, we signed agreements with Wells Fargo Bank to diversify our processing operations and with First Data Corporation to reduce our costs. We contract with several large-scale data processing companies to provide the front-end and back-end processing (Chase Paymentech Solutions, LLC, First Data Merchant Services Corporation (multiple platforms), Total Systems Services, Inc. (TSYS), and National Processing Company (NPC)); these multiple platforms allow us to compete more effectively, reduce our risk of reliance on any one source, and give us the option of utilizing different processors to match the needs of particular merchants or situations. As our merchant base has grown, we believe that we have been able to achieve greater economies of scale in terms of negotiating the cost structure for providing such settlement services.

During 2011 we made an investment in Secure Gateway Services, LLC, which has the software and experience to provide a processing gateway facility for our payment processing business, and should lead to reduced processing costs.

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

Managed Technology Solutions

Through our subsidiary, CrystalTech Web Hosting, Inc. d/b/a Newtek Technology Services® (“NTS), we provide website hosting, dedicated server hosting, cloud hosting, web design and development, internet marketing, ecommerce, data storage and backup, and other related services to more than 144,000 customer accounts in over 115 countries.

NTS provides a full suite of outsourced IT infrastructure services, including shared server hosting, dedicated server hosting, and cloud server (virtual) instances under the Newtek Technology Services®, Newtek Web Services®, Newtek Web Hosting, and CrystalTech® brands, for which it receives recurring monthly fees, as well as other fees such as set-up fees, consulting fees, domain name registration, among others. Ninety percent of all fees are paid in advance by credit card.

With the launch of our cloud server offering, NTS has broadened its hosting services to include a consumption-based hosting model that allows customers to pay only for the resources they need, which not only saves them money compared to traditional server hosting, but also enables them to scale larger or smaller on demand.

NTS delivers services not just to customers seeking hosting, but also to wholesalers, resellers, and web developers by offering a range of tools for them to build, resell, and deliver their web content. NTS primarily uses the Microsoft Windows® 2008 R2 platform to power its technology. Microsoft has described NTS as one of the largest hosting services in the world providing Microsoft Windows hosting. NTS also offers Linux-based web hosting services. NTS currently operates a 5,000 square foot fortress-strength data center located in Scottsdale, Arizona, utilizing redundant networking, electrical and back-up systems, affording customers what management believes to be a state-of-the-art level of performance and security. NTS is PCI certified, Service Organization Control 1 (“SOC1”) audited, and is currently completing a SASE 16 audit, all of which mean that it meets the highest industry standards for data security.

Throughout its operations as a Newtek company, over seventy percent of new NTS customers have come as a result of referrals without material expenditures by the Company for marketing or advertising. Many of NTS’s competitors are very price sensitive, offering minimal services at cut-rate pricing. While being cost competitive with most Linux- and Windows-based web hosting services, NTS has emphasized higher quality uptime, service and support.

NTS has diversified its product offerings to small- and medium-sized businesses under different brands, all under Newtek Technology Services, including Newtek Web Services, Newtek Data Storage® and Newtek Web Design and Development®. NTS focuses specifically on select markets such as restaurants, financial institutions, medical practices, law firms, accountants, retail and technology service providers for channel business and reselling.

NTS has also launched a turnkey hosting service to meet financial institution needs for dedicated servers, hosting and/or data storage, enabling these entities to comply with strict regulatory requirements that demand very high security protocols and practices be in place.

Small Business Finance

We originate SBA loans and offer accounts receivable financing and other lending products essential for small- and medium-sized businesses. In addition, we provide small business loan servicing and consulting to the Federal Deposit Insurance Corp (“FDIC”).

Newtek Small Business Finance, Inc. (“NSBF”) specializes in originating, servicing and selling small business loans guaranteed by the SBA for the purpose of acquiring commercial real estate, machinery, equipment and inventory and to refinance debt and fund franchises, working capital and business acquisitions. NSBF is one of 14 SBA licensed Small Business Lending Corporations that provide loans nationwide under the federal Section 7(a) loan program (“SBA 7(a) loans”). NSBF has received preferred lender program (PLP) status, a designation whereby the SBA authorizes the most experienced SBA lenders to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender, PLP status allows NSBF to serve its clients in an expedited manner since it is not required to present applications to the SBA for concurrent review and approval. In December 2010, Standard & Poor’s (“S&P”) Ratings Services added NSBF to their Select Servicer List which has been helpful to the Company in obtaining additional outside servicing contracts.

We originate loans ranging from $50,000 to $5,000,000 to both startup and existing businesses, who use the funds for a wide range of business needs including:

•	opening, expanding or acquiring a business or franchise: $50,000 to $5,000,000;

•	financing working capital:

•	SBA term loans: at least $50,000

•	Purchase equipment: $25,000 to $5,000,000

•	purchasing owner-occupied commercial real estate and leasehold improvements: up to $5,000,000; and

•	refinancing existing non-real-estate business debt: $25,000 to $5,000,000.

Late in 2009, we were selected by the FDIC as its contractor to manage and service portfolios of SBA 7(a) loans acquired by the FDIC from failed financial institutions. At such time as we are directed to do so, we will assist in the packaging of these loans for sale by the FDIC. Our existing servicing facilities and personnel will perform these activities supplemented by contract workers as needed. The eventual size of the portfolio we will service for the FDIC will depend on the level of bank failures and the needs of the FDIC in managing portfolios acquired from those banks. As of December 31, 2011, we were servicing approximately $136,000,000 in loans under this contract.

In December 2010 and December 2011, NSBF structured a securitization transaction which enabled it to sell approximately $43,500,000 of the unguaranteed portions of loans it has originated in 2011 and previous years. The securities sold were rated AA by S&P. NSBF typically retains the unguaranteed portions of the loans it originates and incurs related warehouse financing costs. With the sale, NSBF was able to create significant liquidity which was used to pay down the warehouse line and to fund new loans.

We also offer accounts receivable financing and management services through CDS Business Services, Inc. d/b/a Newtek Business Credit (“NBC”). Through this service, small- and medium-sized businesses can obtain $10,000 to $1,000,000 per month through the sale of their trade receivables. In addition, NBC offers back office receivables services for small businesses, such as billing and cash collections.

In addition, we offer merchant cash advance services to our small business customers, under which merchants obtain cash by selling future credit card receivables at a discount. Under this program, the merchant receives the purchase amount upfront and agrees to have a set percentage of the credit card sales deducted from its daily deposits and remitted back until the purchase amount is repaid; in most cases we process the payment streams. We offer these services as an agent for third party providers and are not taking on credit risk in connection with these services.

All Other: Insurance and Payroll Processing Services

We offer small business insurance products and services through Newtek Insurance Agency, LLC (“NIA”), which is licensed in 50 states. We serve as a retail and wholesale agency specializing in the sale of personal, commercial and health/benefits lines insurance products to customers of all our affiliated companies as well as our alliance partners. We offer insurance products from multiple insurance carriers providing a wide range of choice for our customers. We have formed a strategic alliance with Chartis (formerly AIG Small Business) to provide agent services to small business clients. We are continuing our efforts to implement programs with alliance partners to market commercial and personal insurance.

During 2011 we placed significant emphasis on developing the business conducted by our majority-owned, affiliated company operating under the trade name of “Newtek Payroll Services.” This investment was originally made in 2010, and enables the Company to offer an array of industry standard and very competitively priced payroll management, payment and tax reporting services to small- and medium-sized businesses. Based in New York, Newtek Payroll Services has built up its business to approximately 72 customers in 25 states with total payroll under management of approximately 700 employees. These payroll services are being marketed through all of our available channels including the alliance partnerships and our direct marketing campaigns.

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

Certified Capital Companies

We have deemphasized our Capco business in favor of growing our operating businesses and do not anticipate creating any new Capcos. While observing all requirements of the Capco programs and, in particular, financing qualified businesses meeting applicable state requirements as to limitations on the proportion of ownership of qualified businesses, we have been able to use this funding source as a means to facilitate the growth of our businesses, which are strategically focused on providing goods and services to small businesses such as those in which our Capcos invest. We continue to invest in and lend to small businesses through our existing Capcos and meet the goals of the Capco programs.

Marketing

Overview

We position ourselves as a provider of business and financial services to the small to medium business sector in the United States. Through integrated marketing and sales of each service line we control our customer’s experience in order to provide high quality service to both our marketing partners and potential customers. We reach potential customers through our multi-channel approach featuring direct, indirect and indirect outbound solicitation efforts.

Although we continue to utilize and grow our core marketing channel of strategic alliance partners, we have initiated a direct marketing strategy to the small- and medium-sized business customers through our new “go to market” brand, “The Small Business Authority.” Through this brand we are establishing ourselves as the authority in each of the service lines we provide through a coordinated radio and television advertising campaign built around our new web presence, www.thesba.com. We continue to market through our bilingual 24/7 call center which we believe is a valuable feature for most small business owners that need help during non-business hours and on weekends. We use web-based applications as an in-house tool to help our employees and associates to be efficient, smart and productive. Instead of using expensive, six-figured salaried employees that a typical bank or an insurance agency would use to market financial products and business services to small- and medium-sized business customers, we use technology and dedicated loyal non-executive-salary-plus-bonus employees. The addition of the direct to market strategy through promotion of our new web site supports our goal to maintain costs and retain greater margin on each transaction as well as providing our competent in house business service specialists the ability to create a second and third service opportunity.

We believe that our business service specialists on all product lines understand the needs of the small business owner. Each business service specialists in the enterprise has recently completed our “Newtek University” which provides in depth training and techniques in identifying qualified opportunities across all of Newtek’s service offerings. We conduct telephone interviews and targeted surveys with our customers across all product lines to deepen our understanding of their needs. We have tailored our procedures so our small- and medium-sized business customers do not have to fill out multiple handwritten forms or type multiple data entry screens, which we believe is the most aggravating factor facing our customers. We have modeled our back-office and business operations after customer centered operational models. We stress our responsive customer service and we endeavor to excel in addressing and resolving issues and problems that our customers may face. We are now providing our 24/7 customer service functions in Spanish as well as English to service the growing Hispanic-owned and -operated small business customer base in the United States.

We also market our services through referrals from our alliance partners such as Chartis, Credit Union National Association, Pershing, New York Community Bank, and Morgan Stanley Smith Barney, using our proprietary NewTracker referral system as well as direct referrals from our new web presence, www.thesba.com. Additional referrals are obtained from individual professionals in geographic markets that have signed up to provide referrals and earn commissions through our BizExec and TechExec Programs. These individuals are traditionally information technology professionals, CPA’s, independent insurance agents and sales and/or marketing professionals. In addition, electronic payment processing services are marketed through independent sales representatives and web technology and ecommerce services are marketed through internet-based marketing and third-party resellers. A common thread across all business lines relates to acquiring customers at low cost. We seek to bundle our marketing efforts through our brand, our portal, our proprietary NewTracker technology, our new web presence as The Small Business Authority and one easy entry point of contact.

We have implemented a multi-channel marketing strategy that consists of:

Direct: In 2011, the Company consolidated and increased its direct marketing efforts through The Small Business Authority brand relying on a new relationship with the Rubenstein Public Relations firm. The new website, www.thesba.com, launched in January 2011, created a mechanism to focus business opportunity directly from the millions of small businesses in the United States. We made a commitment to a $1,000,000 advertising investment focused on the New York regional ABC radio affiliate WABC. This year long promotion with radio station 77WABC includes the broadcast of its talk programs “Live from the 77 WABC and The Small Business Authority Studios” and involvement of the station’s well know radio personalities. The Company receives over 750 on-air mentions and 60 second commercials each month. In addition, the Company produces and hosts a monthly, hour long radio program, “The Small Business Hour” with national business personalities providing advice and analysis of topical small business issues. The Small Business Authority also receives a very significant presence on WABCRadio.com with a variety of helpful links for small business owners to financial services to increase their sales, reduce costs and minimize business risk. Our agreement with 77WABC Radio also provides for exposure on its co-branding effort with both Fox business news and the Imus in the Morning Show nationally. We believe that this advertising program, the first undertaken by the Company, is delivering meaningful levels of leads for each of the Company’s service lines.

To supplement further our direct marketing efforts, we have developed two proprietary vehicles to enhance the visibility and credibility of The Small Business Authority and the related website thesba.com. The Small Business Index was developed internally and trademarked during 2011. It is a monthly assessment of various factors indicative of business conditions in the small business market. Since its introduction, it has received a great deal of publicity and is now quoted in numerous national publications. In addition, we also introduced in 2011 our internally developed SB Market Sentiment Survey, which captures responses from our website visitors on topics of significant importance to our small business customers. This survey has also gained much national attention. We believe that both of these efforts add significantly to our marketing efforts and further support our efforts to become the one-stop-shop for all small businesses.

A final addition to our direct marketing efforts is our effort to give The Small Business Authority a social media presence. We have dedicated staff familiar with the latest developments in social media and we have been active in placing blog articles, videos and special promotions on numerous social media sites. We distribute this type of content multiple times daily and attempt to engage with customers and others on a similar basis. Our staff follows numerous blog sites related to our businesses and attempts to post relevant materials and information that both addresses small and medium sized business needs and interests and identifies the ways in which The Small Business Authority can address many of those needs.

Indirect: Our alliance partners market one or more of our services to their customer base or members, and utilize NewTracker to submit referrals to Newtek from either their website or directly by their staff. Through our BizExec and TechExec Programs, we are recruiting individual professionals such as insurance agents, lawyers and accountants, or website designers or software developers, who utilize NewTracker through a link to NewTracker from their own site or the establishment of a new website.

Direct Outbound: We combined all data assets into a seamless, enterprise-wide, accessible master database in order to facilitate cross marketing, selling and servicing, real-time data mining and business intelligence. We have established a dedicated team to use our master database for cross marketing, selling and servicing.

The Newtek Referral System

Our proprietary NewTracker® referral system, on which a patent is pending, allows us to process new business utilizing a web-based, centralized processing point. In-bound referrals from alliance partners, our website and other sources are transmitted to our businesses to provide the service or services our customers need. Our trained representatives use these web-based applications as a tool to acquire and process data through telephonic interviews, eliminating the need for face-to-face contact and the requirement that a customer complete multiple paper forms or data entry for multiple product lines. This approach is customer friendly, allows us to process applications very efficiently and allows us to store client information for further processing and cross-selling efforts while offering what we believe to be the highest level of customer service. It also assures our alliance partners full transaction transparency. This system permits our alliance partners to have a window to our back office processing 24 hours a day, 7 days a week, to see every communication and interaction between our sales and processing representatives and their referred customers while still preserving the privacy of customer or alliance partner sensitive data on the application. NewTracker enables the processing and tracking of services in a manner similar to the bar code system used by overnight delivery services. We believe that NewTracker is a key differentiating component of our business. It enables us to scale our business services rapidly to meet the demands of our customers. NewTracker enables our alliance partners to offer our services immediately, without having to invest in marketing materials, sales and marketing personnel, training, licensing or office space. Because their customers or members are driven by our technology to our processing centers, which can handle increased volume of transactions without having to add specialized staff or infrastructure, there is no need for additional investment by our alliance partners. NewTracker additionally provides direct interface to business owners/operators accessing our new web site as they provide basic information regarding their need so that our Business Service Specialists can immediately respond to inquiry for any of our service offerings.

Alliances

Each of the operating businesses benefit from the receipt of significant numbers of customer referrals from our alliance partners, pursuant to agreements negotiated and structured by our holding company management and staff. We are focused on using strategic business affiliations to identify likely small- to medium-sized business customers and others to be serviced by our operating businesses. We seek to ally Newtek with companies and organizations that wish to offer one or more of our principal business lines to their customers or members. We provide one-stop shopping for alliance partners that want to launch or expand their business services. For example, many credit unions are serving small business owners with consumer lending applications, but can use our alliance with Credit Union National Association and scores of small to large credit unions and community banks to expand their offering of services. We are also able to private label any of our business services for any alliance partner.

These alliance partners are able to provide greater service to their customers and members and derive a steady flow of referral payments from us. On the other hand, our operating companies are receiving significant numbers of referrals for our services in the areas of small business loans, insurance and electronic payment processing and are thus acquiring customers at a low cost. NewTracker, our proprietary, internally developed referral system technology, facilitates this transfer of information and also permits our customer service representatives, their supervisors and the referring alliance partners to observe the real-time processing of each referral, from intake to completion. For example, an alliance partner financial advisor who refers a brokerage customer for electronic payment processing, can track our processing of their client and know when decisions are made, what they are, when the referral fees are earned, as well as observe and oversee the operational performance of our customer service representatives. The process is analogous to the bar code system used by overnight delivery services to track the movement of a package, where critical processing points are input and the customer is able to access the company’s password-protected web site and monitor the movement of the package from pick-up to delivery.

We have entered into agreements to provide one or more business services with numerous national and regional businesses or organizations including, but not limited to:

•	Chartis, Inc. (formerly AIG Small Business)

•	Morgan Stanley Smith Barney

•	New York Community Bank

•	Credit Union National Association (CUNA)

•	Microsoft

•	Pershing

•	Members 1st Federal Credit Union

•	Ent Federal Credit Union

•	NCMIC Financial, Inc.

•	Bellco Credit Union

•	The Latino Coalition

•	Wright Patt Credit Union

•	SpaceCoast Credit Union

•	General Motors Minority Dealers Association

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

We have several trademarks and service marks, all of which are of material importance to us. The following trademarks and service marks are the subject of trademark registrations issued by the United States Patent Trademark Office:

1.	AT NEWTEK, WE DO IT BETTER
2.	BIZEXEC
3.	CRYSTALTECH
4.	CRYSTALTECH WEB HOSTING
5.	CT & Design
6.	NEWTEK
7.	NEWTEK BIZEXEC
8.	NEWTEK BUSINESS SERVICES
9.	NEWTEK BUSINESS SOLUTIONS
10.	NEWTEK + NEWT LOGO
11.	NEWTEK REFERRAL SYSTEM
12.	NEWTEK TECHNOLOGY SERVICES
13.	NEWTEK WEB SERVICES
14.	NEWTRACKER
15.	WEBCONTROLCENTER
16.	NEWTEK BUSINESS CREDIT
17.	NEWTEK DATA STORAGE
18.	NEWTEK WEB DESIGN AND DEVELOPMENT
19.	NEWTEK WEB HOSTING
20.	WE DO IT BETTER
21.	A NEW WAY TO THINK ABOUT SMALL-BUSINESS IT
22.	THE CLOUD AUTHORITY
23.	THESBA.COM THE SMALL AUTHORITY POWERED BY NEWTEK
24.	THE SMALL BUSINESS AUTHORITY
25.	THE SMALL BUSINESS AUTHORITY HOUR
26.	NEWTPAY PRO
27.	NEWTPAY
28.	NEWTEK BUSINESS SERVICES, INC. + NEWT LOGO

The following trademarks and service marks are the subject of pending trademark applications filed with the United States Patent and Trademark Office:

1.	THESBA.COM THE SMALL BUSINESS AUTHORITY
2.	THESBA
3.	THE SBAUTHORITY INDEX
4.	THE SBA MARKET SENTIMENT SURVEY
5.	NEWTEK BUSINESS PARTNERS
6.	THE SMALL BUSINESS AUTHORITY INDEX
7.	THESBA INDEX
8.	NEWTEK SITECENTER
9.	T1SBA
10.	THE 1 SMALL BUSINESS AUTHORITY
11.	THE ONE SMALL BUSINESS AUTHORITY
12.	TSBA
13.	NEWTEK INSURED CLOUD COMPUTING
14.	NEWTEK INSURED HOSTING
15.	NEWTEK PAYROLL
16.	CAAS
17.	CONTINUOUS CYBER SECURITY SCANNING CERTIFICATION
18.	CCSS CERTIFICATION
19.	CONTINUOUS CYBER SECURITY SCANNING
20.	CCSS
21.	THE BUSINESS AUTHORITY
22.	INSURED CLOUD COMPUTING
23.	NEWTEK INSURED WEB SERVICES
24.	NEWTEK INSURED MERCHANT PROCESSING
25.	NEWTEK INSURED PAYROLL
26.	NEWTEK PAYROLL IN THE CLOUD
27.	CLOUD COMPUTING AUTHORITY
28.	CLOUD AUTHORITY
29.	NEWTEK PAYROLL SERVICES
30.	NEWTEK CLOUD PAYROLL
31.	COMMERCE-AS-A-SERVICE
32.	COMMERCE AS A SERVICE

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

Our Electronic payment processing segment competes with entities including Heartland Payment Systems, First National Bank of Omaha and Paymentech, L.P. Our Web hosting segment competes with 1&1, Hosting.com, Discount ASP, Maxum ASP, GoDaddy®, Yahoo!®, BlueHost®, iPowerWeb® and Microsoft Live among others. Our Small Business Finance segment competes with regional and national banks and non-bank lenders. Intuit® is bundling electronic payment processing, web hosting and payroll services similar to ours in offerings that compete in the same small- to midsize-business market.

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

While we compete with many different providers in our various businesses, we have been unable to identify any direct and comprehensive competitors that deliver the same broad suite of services focused on the needs of the small- and medium-sized business market with the same marketing strategy as we do. Some of our competitive advantages include:

•

Our compatible products such as our e-commerce offerings that we are able to bundle to increase sales, reduce costs and reduce risks for our customers and enable us to sell two, three, or four products at the same time;

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

Government Regulation

Overview

Newtek’s electronic payment processing, lending, insurance, and Capco operations are subject to regulation by federal, state and professional governing bodies. In addition, our financial institution customers, which include commercial banks and credit unions, operate in markets that are subject to rigorous regulatory oversight and supervision. The compliance of our products and services with these requirements depends on a variety of factors including the particular functionality, the interactive design and the charter or license of the financial institution. Our financial services customers must independently assess and determine what is required of them under these regulations and are responsible for ensuring that our systems and the design of their websites conform to their regulatory obligations. New laws or regulations are frequently adopted in these areas that require constant compliance and could increase our costs.

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

The states of Louisiana, Colorado and Texas and the state of New York, for our two most recent New York programs (out of the five in which we have participated), have had or recently added to their Capco programs limitations on the equity investment Capcos can make in qualified businesses. These programs or program changes seek to preclude a Capco from owning all or a majority of the voting equity of the invested business. While Newtek has made profitable majority-owned investments in the past, we have also made minority or passive investments in qualified businesses. Newtek’s Capcos are in full compliance with all investment limitations, and management foresees no significant difficulty in continuing to remain in compliance.

When each of Newtek’s Capcos has invested in qualified businesses an amount equal to 100% of its initial certified capital, it is able to decertify (terminate its status as a Capco) and no longer be subject to any state Capco regulation. Upon voluntary decertification, the programs in about half of the states require that a Capco share any distributions to its equity holders with the state sponsoring the Capco. For those states that require a share of distributions, the sharing percentages vary, but are generally from 10 to 30%, usually on distributions above a specified internal rate of return for the equity owners of the Capco. States not requiring distributions are Texas and New York (Programs 1, 2 and 3). At this time, Newtek does not believe that the sharing requirements will have a material impact on the company’s financial condition or operations. Three of Newtek’s Capcos have reached the 100% investment level and a fourth, our Wisconsin based Capco, met its statutory requirements and voluntarily decertified and was subsequently dissolved.

Employees

As of December 31, 2011, we and the companies in which we hold a controlling interest had a total of 309 employees, of which 300 were full-time employees. We believe our labor relations are good and none of our employees are covered by a collective bargaining agreement.

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

Revenues and Assets by Geographic Area

During the years ended December 31, 2011, 2010 and 2009, virtually all of our revenue was derived from customers in the United States, although we provide pre-paid web site hosting services to customers in approximately 120 countries.

Available Information

We are subject to the informational requirements of the Securities Exchange Commission and in accordance with those requirements file reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy the reports, proxy statements and other information that we file with the Commission under the informational requirements of the Securities Exchange Act at the Commission’s Public Reference Room at 450 Fifth Street N.W., Washington, DC 20549. Please call 1-800-SEC-0339 for information about the Commission’s Public Reference Room. The Commission also maintains a web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission. The address of the Commission’s web site is http://www.sec.gov. Our principal offices are located at 212 West 35th Street, 2nd Floor, New York, NY, 10001 and our telephone number is (212) 356-9500. Our websites are http://www.thesba.com and http://www.newtekbusinessservices.com. We make available through our websites, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. These documents may be directly accessed at http://investor.newtekbusinessservices.com Information contained on our website is not a part of this report.

ITEM 1A. RISK FACTORS

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

Our success depends, in significant part, on the proprietary nature of our technology, including both patentable and non-patentable intellectual property related to our NewTracker referral system. We have filed one patent application with the United States Patent office but there can be no assurance that such patent will be granted. To the extent that a competitor is able to reproduce or otherwise capitalize on our technology, it may be difficult, expensive or impossible for us to obtain necessary legal protection. In addition to patent protection of intellectual property rights, we consider elements of our product designs and processes to be proprietary and confidential. We rely upon employee, consultant and vendor non-disclosure agreements and contractual provisions and a system of internal safeguards to protect our proprietary information. However, any of our registered or unregistered intellectual property rights may be challenged or exploited by others in the industry, which might harm our operating results. We have several trademarks and service marks which are of material importance to us. Litigation, which could result in substantial cost to and diversion of our efforts, may be necessary to enforce our trademarks or to determine the enforceability, scope and validity of the proprietary rights of others. Adverse determinations in any litigation or interference proceeding could subject us to costs related to changing brand names and a loss of established brand recognition.

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

Because we are not a bank, we are unable to belong to and directly access the Visa® and MasterCard® bankcard associations. The Visa® and MasterCard® operating regulations require us to be sponsored by a bank in order to process bankcard transactions. We are currently sponsored by two banks. If either sponsorship is terminated and we are unable to secure a bank sponsor for the respective merchant portfolios, we will not be able to process bankcard transactions for the affected portfolios. If both sponsorships are terminated and we are unable to secure a bank sponsor for the merchant portfolios, we will not be able to process bankcard transactions. Consequently, the loss of either or both of our sponsorships would have a material adverse effect on our business. Furthermore, our agreement with our sponsoring bank gives the sponsoring bank substantial discretion in approving certain elements of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants, the processing fees that we charge, our customer service levels and our use of independent sales organizations and independent sales agents. We cannot guarantee that our sponsoring bank’s actions under these agreements will not be detrimental to us. Other service providers, some of whom are our competitors, are necessary for the conduct of our business. The termination by our service providers of these arrangements with us or their failure to perform these services efficiently and effectively may adversely affect our relationships with the merchants whose accounts we serve and may cause those merchants to terminate their processing agreements with us.

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

Through our electronic payment processing subsidiary, we collect and store sensitive data about merchants and cardholders, and we maintain a database of cardholder data relating to specific transactions, including payment, card numbers and cardholder addresses, in order to process the transactions and for fraud prevention and other internal processes. If anyone penetrates our network security or otherwise misappropriates sensitive merchant or cardholder data, we could be subject to liability or business interruption. While we subject these systems to periodic independent testing and review, we cannot guarantee that our systems will not be penetrated in the future. If a breach of our system occurs, we may be subject to liability, including claims for unauthorized purchases with misappropriated card information, impersonation or other similar fraud claims. Similar risks exist with regard to the storage and transmission of such data by our processors. In the event of any such a breach, we may also be subject to a class action lawsuit. Small businesses are less prepared for the complexities of safeguarding cardholder data than their larger counterparts. In the event of noncompliance by a customer of card industry rules, we could face fines from payment card networks. There can be no assurance that we would be able to recover any such fines from such customer.

NMS is liable if our processing merchants refuse or cannot reimburse charge-backs resolved in favor of their customers.

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

RISKS RELATING TO OUR BUSINESS OF WEBSITE HOSTING

NTS operates in a highly competitive industry in which technological change can be rapid.

The information technology business and its related technology involve a broad range of rapidly changing technologies. Our equipment and the technologies on which it is based may not remain competitive over time, and others may develop superior technologies that render our products non-competitive without significant additional capital expenditures. Some of our competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than we do. In the event that such a competitor expends significant sales and marketing resources in one or several markets, we may not be able to compete successfully in such markets. We believe that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce our costs commensurate with such price reductions. There can be no assurances that we will remain competitive.

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

NTS’s managed technology business is built on technological platforms relying on the Microsoft Windows® products and other intellectual property that NTS currently licenses. As a result, if we are unable to continue to have the benefit of those licensing arrangements or if the products upon which NTS’s platform is built become obsolete, our business could be materially and adversely affected.

RISKS RELATING TO OUR SMALL BUSINESS FINANCE BUSINESSES

We depend on outside financing.

Our SBA lending and receivables financing businesses depend on outside financing to support their loan making and acquisition of receivables. Termination of the credit lines for any reason would have a material adverse effect on our business, including but not limited to, the liquidation of the guaranteed loan and receivables portfolios to pay down the lines. If funds from such sale were insufficient to completely pay down the line of credit, the holding company and certain of its subsidiaries would be responsible for any short fall. In December 2010 and again in December 2011, the Company securitized a portion of its unguaranteed, retained loan portions of its SBA 7(a) loans; the Company anticipates using securitizations to ultimately fund future loan creation, assuming the market for such securitizations continues to exist and future securitizations can be executed on an economic basis beneficial to the Company. Although a securitization potentially provides a long term funding source for the Company’s SBA lender, it does not provide liquidity in the short term for funding SBA loans. Because its resources will be insufficient to maintain current SBA loan originations, failure of our SBA lender to arrange a line to fund and warehouse the origination of unguaranteed, retained loan portions would materially impact our business. In addition, our receivables financing company depends on a line of credit which matures in February 2014. Loss of this line and our inability to replace it would materially impact the business.

We have specific risks associated with Small Business Administration (SBA) loans.

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

Continued weakness in residential home and commercial real estate values could impair our ability to collect on defaulted SBA loans as real estate is pledged in many of our SBA loans as part of the collateral package.

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

RISKS RELATING TO OUR PAYROLL PROCESSING BUSINESS

Unauthorized disclosure of employee data, whether through breach of our computer systems or otherwise, could expose us to liability and business losses.

Through our payroll processing subsidiary, we collect and store sensitive data about individuals, in order to process the transactions and for other internal processes. If anyone penetrates our network security or otherwise misappropriates sensitive individual data, we could be subject to liability or business interruption. While we subject these systems to periodic independent testing and review, we cannot guarantee that our systems will not be penetrated in the future. If a breach of our system occurs, we may be subject to liability, including claims for impersonation or other similar fraud claims. In the event of any such a breach, we may also be subject to a class action lawsuit. Any significant violations of data privacy could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation, and the growth of our business could be adversely affected.

Our systems may be subject to disruptions that could adversely affect our business and reputation.

Our payroll business relies heavily on our payroll, financial, accounting and other data processing systems. If any of these systems fails to operate properly or becomes disabled even for a brief period of time, we could suffer financial loss, a disruption of our business, liability to clients, regulatory intervention or damage to our reputation. We have disaster recovery plans in place to protect our businesses against natural disasters, security breaches, military or terrorist actions, power or communication failures or similar events. Despite our preparations, our disaster recovery plans may not be successful in preventing the loss of client data, service interruptions, and disruptions to our operations or damage to our important facilities.

If we fail to adapt our technology to meet client needs and preferences, the demand for our services may diminish.

Our businesses operate in industries that are subject to rapid technological advances and changing client needs and preferences. In order to remain competitive and responsive to client demands, we continually upgrade, enhance and expand our existing solutions and services. If we fail to respond successfully to technology challenges, the demand for our services may diminish.

Our payroll business could incur unreimbursed costs or damages due to delays in processing inherent in the banking system.

Our payroll processing business generally determines the availability of customer (employer) funds prior to making payments to employees or taxing authorities, and such employer funds are generally transferred in to our accounts prior to making payments out. Due to the structure of the banking system however, there are times when we may make payroll or tax payments and not immediately receive the funds to do so from the employer. There can be no assurance that the procedures we have in place to prevent these occurrences or mitigate the damages will be sufficient to prevent loss to our business.

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

Because our Capcos are subject to requirements under state law, a failure of any of them to meet these requirements could subject the Capco and our stockholders to the loss of one or more Capcos.

Despite the fact that we have met all applicable minimum requirements of the Capco programs in which we still participate, each Capco remains subject to state regulation until it has invested 100 percent of its funds and otherwise remained in full legal compliance. There can be no assurance that we will continue to be able to do so. A major regulatory violation, while not fatal to our Capco business, would materially increase the cost of operating the Capcos.

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

Two of our stockholders, one a current and one a former executive officer, beneficially own approximately 24% of our common shares, and are able to exercise significant influence over the outcome of most stockholder actions.

Although there is no agreement or understanding between them, because of their ownership of our shares, Messrs. Sloane and Rubin will be able to have significant influence over actions requiring stockholder approval, including the election of directors, the adoption of amendments to the certificate of incorporation, approval of stock incentive plans and approval of major transactions such as a merger or sale of assets. This could delay or prevent a change in control of our company, deprive our stockholders of an opportunity to receive a premium for their common shares as part of a change in control and have a negative effect on the market price of our common shares.

Future issuances of our common shares or other securities, including preferred shares, may dilute the per share book value of our common shares or have other adverse consequences to our common stockholders.

Our board of directors has the authority, without the action or vote of our stockholders, to issue all or part of the approximately 19,000,000 authorized but unissued shares of our common stock. Our business strategy relies upon investments in and acquisitions of businesses using the resources available to us, including our common shares. We have made acquisitions during each of the years from 2002 to 2005 involving the issuance of our common shares and we expect to make additional acquisitions in the future using our common shares. Additionally, we anticipate granting additional options or restricted stock awards to our employees and directors in the future. We may also issue additional securities, through public or private offerings, in order to raise capital to support our growth, including in connection with possible acquisitions or in connection with purchases of minority interests in affiliated companies or Capcos. Future issuances of our common shares will dilute the percentage of ownership interest of current stockholders and could decrease the per share book value of our common shares. In addition, option holders may exercise their options at a time when we would otherwise be able to obtain additional equity capital on more favorable terms.

Pursuant to our certificate of incorporation, our board of directors is authorized to issue, without action or vote of our stockholders, up to 1,000,000 shares of “blank check” preferred shares, meaning that our board of directors may, in its discretion, cause the issuance of one or more series of preferred shares and fix the designations, preferences, powers and relative participating, optional and other rights, qualifications, limitations and restrictions thereof, including the dividend rate, conversion rights, voting rights, redemption rights and liquidation preference, and to fix the number of shares to be included in any such series. The preferred shares so issued may rank superior to the common shares with respect to the payment of dividends or amounts upon liquidation, dissolution or winding-up, or both. In addition, the shares of preferred stock may have class or series voting rights.

The authorization and issuance of “blank check” preferred shares could have an anti-takeover effect detrimental to the interests of our stockholders.

Our certificate of incorporation allows our board of directors to issue preferred shares with rights and preferences set by the board without further stockholder approval. The issuance of these “blank check” preferred shares could have an anti-takeover effect detrimental to the interests of our stockholders. For example, in the event of a hostile takeover attempt, it may be possible for management and the board to impede the attempt by issuing the preferred shares, thereby diluting or impairing the voting power of the other outstanding common shares and increasing the potential costs to acquire control of us. Our board has the right to issue any new shares, including preferred shares, without first offering them to the holders of common shares, as they have no preemptive rights.

We know of no other publicly-held company that sponsors and operates Capcos as a material part of its business. As such, there are, to our knowledge, no other companies against which investors may compare our Capco business segment, and its operations, results of operations and financial and accounting structures.

In the absence of any meaningful peer group comparisons for our Capco business, investors may have a difficult time understanding and judging the strength of our business. This, in turn, may have a depressing effect on the value of our shares.

Provisions of our certificate of incorporation and New York law place restrictions on our stockholders’ ability to recover from our directors for breaches of their duties.

As permitted by New York law, our amended and restated certificate of incorporation limits the liability of our directors for monetary damages for breach of a director’s fiduciary duty except for liability in certain instances. As a result of these provisions and New York law, stockholders have restrictions and limitations upon their rights to recover from directors for breaches of their duties. In addition, our certificate of incorporation provides that we must indemnify our directors and officers to the fullest extent permitted by law.

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

Below is a list of our leased offices and space as of December 31, 2011 which are material to the conduct of our business:

Location	Lease expiration	Purpose	Approx. sq. ft

1125 W. Pinnacle Peak Phoenix, AZ 85027	January 2012*	Managed technology solutions offices	15,000

744 North 4th St. Milwaukee, WI 53203	March 2012**	Electronic payment processing WI offices	14,300

8521 E. Princess Drive Phoenix, AZ 85255	June 2014	Managed technology solutions data center	6,000

212 West 35th Street New York, NY 10123	October 2014	Lease of principal executive offices (Corporate activities and SBA lending)	5,700

1440 Broadway New York, New York 10018	October 2015	Sublet - former principal executive offices	23,000

301 Mexico Street, Suite H3-A Brownsville, TX 78520	June 2017	Newtek Insurance Agency, customer service and sales support offices (All Other segment)	17,500

60 Hempstead Avenue West Hempstead, NY 11552	April 2019	Newtek Small Business Finance; Newtek Business Credit Offices (Lending segment) and NY Capco offices	11,000

*	Lease expired January 31, 2012, and was extended through March 15, 2012. A new three-year lease became effective March 1, 2012 for approximately 11,000 square feet, and is located at 1904 West Parkside Drive in Phoenix, AZ.
**	Lease expires March 31, 2012. The Company is currently exploring alternative locations.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information: Our common stock is traded on the NASDAQ Capital Market under the symbol “NEWT.” High and low prices for the common stock over the previous two years are set forth below, based on the highest and lowest daily closing price during that period.

Period	High	Low
First Quarter: January 1, 2010 Through March 31, 2010	$1.34	$0.93
Second Quarter: April 1, 2010 Through June 30, 2010	$1.54	$1.24
Third Quarter: July 1, 2010 Through September 30, 2010	$1.45	$1.07
Fourth Quarter: October 1, 2010 Through December 31, 2010	$1.75	$1.32
First Quarter: January 1, 2011 Through March 31, 2011	$1.90	$1.60
Second Quarter: April 1, 2011 Through June 30, 2011	$1.69	$1.20
Third Quarter: July 1, 2011 Through September 30, 2011	$1.55	$1.28
Fourth Quarter: October 1, 2011 Through December 31, 2011	$1.32	$1.06

(b) Holders: As of March 13, 2012 there were approximately 192 holders of record of our common stock.

(c) Dividends: In November 2009 the Company declared a $0.02 dividend per share. Any future determination to pay cash and stock dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our board of directors considers appropriate. No dividends were declared or paid in 2010 or 2011.

(d) Securities authorized for issuance under equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,023,550 shares	$1.46/share	3,325,269 shares

Equity compensation plans not approved by security holders	None	None	None

ITEM 6.	SELECTED FINANCIAL DATA.

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

The statements in this Annual Report may contain forward-looking statements relating to such matters as anticipated future financial performance, business prospects, legislative developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ materially from the anticipated results expressed in the forward looking statements such as intensified competition and/or operating problems in its operating business projects and their impact on revenues and profit margins or additional factors as described under “Risk Factors” above.

We also need to point out that our Capcos operate under a different set of rules in each of the six jurisdictions and that these place varying requirements on the structure of our investments. In some cases, particularly in Louisiana, we do not control the equity or management of a qualified business but that cannot always be presented orally or in written presentations.

Executive Overview

The Company is pleased to report continued profitability in 2011 due to its efforts to increase sales and the expansion of lending to small businesses.

For the year ended December 31, 2011 we recorded net income of $3,481,000 on revenues of $125,339,000. The net income improved $2,042,000 over the net income of $1,439,000 in 2010; pretax income was $2,272,000, a $1,395,000 improvement over the $877,000 pretax income in 2010. Total revenues increased by $12,620,000, or 11.2%, from $112,719,000 for the year ended December 31, 2010 principally due to increased revenues in the Electronic payment processing, and Small business finance segments partially offset by decreases in revenues from the Corporate and Capco segments. The Small business finance segment recorded a $5,493,000 fair value loss, of which $3,366,000 was related to the guaranteed portions of SBA 7(a) loans transferred in secondary market transactions during 2010, but achieved sales status in 2011 and for which a corresponding fair value gain had been recorded previously. Total expenses increased $2,069,000 to $117,443,000 for the year ended 2011 from $115,374,000 for 2010: increases in electronic payment processing costs, salaries and benefits, lease restructuring charges, and other general and administrative costs were offset by decreases in interest, depreciation and amortization, and provision for loan losses.

The net income in 2011 was positively impacted by a tax benefit for the year of $1,097,000. The effective rate, or (48)%, is comprised of a net deferred tax benefit and a current tax provision. Although the Company had consolidated pretax income, the income from NSBF was offset by the available net operating losses (“NOL”) at NSBF which had a previous valuation allowance. In addition, the remaining valuation allowance on the NSBF deferred tax asset was released based on past and future performance of the entity. The Company used its remaining passive losses and NOLs in 2011 to offset taxable income primarily generated by the Capcos. Based on the timing of temporary differences related to the Capco entities, the Company will experience significant taxable income in 2011 and future years. See Note 19 for a full discussion.

Contributing to the pretax income of $2,272,000 in 2011, were improvements in pretax income for the Electronic payment processing, Managed technology solutions, Small business finance, Capco and All other segments, which were offset by an increased loss in the Corporate segment. Electronic payment processing segment gross margin increased on a percentage basis due to the introduction of new, higher margin products and services in both 2010 and 2011 as well as reduced electronic payment processing costs. The improved pretax income in the Managed technology solutions segment resulted from increased sales including fees from web design and reduced expenses, primarily a reduction in depreciation and amortization.

One of the primary drivers for Newtek’s continued profitability was the operation of the Small business finance segment which generated an increase in pretax income of $2,090,000 to $4,135,000 in 2011 as compared to $2,045,000 in 2010. The

Small business finance segment utilized the Company’s business model to capitalize on a positive operating environment due to improved pricing in the secondary market for guaranteed loan sales, and demand for loans from borrowers due to the shortage of loans provided by conventional lenders, to increase loan originations, loan servicing and receivables financing. The segment originated $97,129,000 of SBA 7(a) loans during 2011 as opposed to $65,655,000 originated during 2010. In addition, the segment continued to benefit from a contract with the Federal Deposit Insurance Corporation to provide servicing in connection with failures of banks holding SBA guaranteed loans. In 2010, the segment’s lender, Newtek Small Business Finance, received a “select servicer” rating from S&P for servicing small business loans.

The lending operations of the Small business finance segment materially affected all aspects of Newtek’s cash flows in 2011. Net cash provided by the Company’s operations totaled $11,405,000 for the year ended December 31, 2011. The amount due from brokers decreased by $7,148,000, and the segment’s receivables financing company increased receivable purchases which contributed a $3,633,000 increase over the year ended December 31, 2010. Investing activities used $17,648,000 primarily to fund $22,269,000 of SBA 7(a) unguaranteed portions. Financing activities generated $7,224,000 primarily reflecting proceeds from the Company’s second securitization of additional unguaranteed portions of SBA 7(a) loans, the proceeds of which were used to restructure a term loan from Capital One bank, and the use of the new Capital One bank revolving facility to fund guaranteed portions of SBA 7(a) loans. As a result of these activities, cash and cash equivalents increased $981,000 from $10,382,000 on December 31, 2010 to $11,363,000 on December 31, 2011.

In December 2010, the Company established a securitization trust and issued notes in the amount of $16,000,000. A second securitization, an amendment to the original transaction, was completed in December 2011, and resulted in an additional $14,900,000 notes being issued. The SBA lender used the cash generated from these transactions to retire its outstanding term loan from Capital One, N.A. and to fund an account with a combined total of $8,000,000 which was used to purchase unguaranteed portions originated subsequent to the securitization transactions. Although the success of the securitization provides a long term funding source for the Company’s SBA lender, the securitization mechanism itself does not provide liquidity in the short term for funding SBA loans.

In 2010, ASC Topic 860, “Transfers and Servicing,” required for the guaranteed portions transferred that the Company, due to the premium warranty formerly incorporated in SBA Form 1086 (see the discussion above), establish a new asset related to the guaranteed portion of SBA 7(a) loans contractually sold but subject to premium recourse and a matching liability until the end of the warranty period. Contemporaneous with the adoption of this new accounting standard the Company elected the fair value option for valuing this new liability, which is captioned in the consolidated financial statements as “Liability on SBA loans transferred, subject to premium recourse.” At the time, management elected to adopt the fair value option election because it more accurately reflected the economics of the transaction. After February 7, 2011, the new SBA Form 1086 allowed the Company to recognize premium income concurrent with the date of transfer, as was done prior to January 1, 2010. As a result, the balances in the “SBA loans transferred, subject to premium recourse” and “Liability on SBA loans transferred, subject to premium recourse” steadily decreased throughout 2010 and eventually reached zero by December 31, 2011.

During the fourth quarter of 2011, the Company relocated its corporate and lending facility to two smaller spaces in order to reduce its expense and improve its cash flows. Concurrent with this relocation, the Company entered into a sublease agreement of the previous office space located at 1440 Broadway, New York, NY. The present value of the differential of the remaining obligation of the original lease, which expires in October 2015, reduced by the estimated rent collections under the sublet resulted in a $990,000 loss which the Company recorded as a pretax charge to earnings.

Finally, during the course of 2010, Wilshire Alabama Partners, LLC reached the 100% investment threshold, and in 2011 received official confirmation that it had completed all investment and other requirements under the CAPCO program.

Business Segment Results:

The results of the Company’s reportable business segments are discussed below.

Electronic Payment Processing

				% Change
(In thousands):	2011	2010	2009	2011	2010

Revenue:
Electronic payment processing	$82,475	$80,920	$69,651	2%	16%
Interest income	11	16	37	(31%)	(57%)

Total revenue	82,486	80,936	69,688	2%	16%

Expenses:
Electronic payment processing costs	69,145	68,177	58,299	1%	17%
Salaries and benefits	3,995	4,101	4,094	(3%)	0%
Professional fees	270	346	267	(22%)	30%
Depreciation and amortization	1,419	1,632	1,754	(13%)	(7%)
Other general and administrative costs	1,206	962	921	25%	5%

Total expenses	76,035	75,218	65,335	1%	15%

Income before income taxes	$6,451	$5,718	$4,353	13%	31%

2011

Electronic payment processing revenue increased $1,555,000 or 2% between years due to organic growth of 2%. Revenue from acquired portfolios decreased overall revenue growth by less than 1% due to merchant attrition and other factors. Revenue from organic growth increased due to a combination of growth in processing volumes, selective fee increases and additions to services provided to our merchants. Processing volumes were favorably impacted by an increase in the average number of processing merchants under contract between periods of 6%. In addition, organic growth in revenue between periods increased due to an increase of approximately 2% in the average monthly processing volume per merchant. The increase in the average monthly processing volume per merchant is due in part to the addition of several larger volume processing merchants as well as year-over-year growth in processing volumes from existing merchants. Total revenue from non-acquired business in 2011 was adversely impacted by approximately 6% due to the overall pricing mix of merchant sales volumes realized between periods as well as price decreases under certain merchant processing contracts.

Electronic payment processing costs increased $968,000 or 1% between years. Electronic payment processing costs resulting from acquired portfolios had the overall effect of decreasing such costs by less than 1% between years. Electronic payment processing costs associated with non-acquired business had the effect of increasing electronic payment processing costs by less than 2% between years. Beginning in the fourth quarter of 2011, the EPP Segment began experiencing lower EPP Costs as interchange costs on debit card transactions were reduced for interchange plus priced merchants as well as others. Processing revenues less electronic payment processing costs (“margin”) increased from 15.7% in 2010 to 16.2% in 2011. The effect of a lower margin from acquired portfolios decreased the gross margin percentage by 0.3%. The introduction of new, higher margin products and services in both 2010 and 2011 and the impact on revenues and EPP Costs as a result of the debit card pricing and interchange cost changes noted above, more than offset the impact in 2011 of lower margins realized due to a change in the mix of merchants and their related transaction processing activity between years. The increase in margin dollars was $587,000 between years.

Excluding electronic payment processing costs, other costs decreased $151,000 or 2% between years. Depreciation and amortization decreased $213,000 between periods as the result of previously acquired portfolio intangible assets becoming fully amortized between periods. Remaining costs increased $62,000 as an increase in marketing related costs of $169,000 was partially offset by cost reductions in salaries and wages and professional fees between years. Marketing expense increased in conjunction with the launch of The Small Business Authority, a new marketing campaign initiated by the Company beginning in January 2011.

Income before income taxes increased $733,000 to $6,451,000 in 2011 from $5,718,000 in 2010. The increase in income before income taxes was due to the increase in the dollar margin of operating revenues less electronic payment processing costs of $587,000 due to the reasons noted above and the decrease in other expenses between years.

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

Managed Technology Solutions

				% Change
(In thousands):	2011	2010	2009	2011	2010
Revenue:
Web hosting and design	$19,183	$19,164	$18,846	0%	2%
Interest income	1	4	12	(75%)	(67%)

Total revenue	19,184	19,168	18,858	0%	2%

Expenses:
Salaries and benefits	4,755	4,910	5,042	(3%)	(3%)
Interest	104	107	123	(3%)	(13%)
Professional fees	692	551	280	26%	97%
Depreciation and amortization	1,387	1,828	2,575	(24%)	(29%)
Other general and administrative costs	7,405	7,042	6,913	5%	2%

Total expenses	14,343	14,438	14,933	(1%)	(3%)

Income before income taxes	$4,841	$4,730	$3,925	2%	21%

2011

Revenue is derived primarily from recurring fees from hosting websites, including monthly contracts for shared hosting, dedicated servers, and cloud instances (the “plans”). In addition, revenues are derived from contracted services to design web sites. Revenue between years increased $19,000, or less than 1%, to $19,183,000 in 2011. The increase in revenues included an increase in web design revenues of $177,000 to $532,000 in 2011 and offset by a decrease in web hosting revenue of $158,000. The decrease in web hosting revenue is the result of a decrease in the average monthly number of total plans by 4,575 or 8% between years to 56,351 plans in 2011 from 60,926 plans in 2010. Partially offsetting the decrease in web hosting revenue resulting from the decline in such plans was an increase in the average revenue per plan of 7% to $330.98 from $308.73. The increase in the average revenue per plan reflects a growth in cloud instances and customers purchasing higher-cost plans including additional options and services. The average number of cloud instances increased by 174, or 90%, to an average of 367 from 193 for 2010 reflecting the Company’s introduction of a customer scalable cloud offering in 2011. The decrease in the average total plans is mainly reflected in the shared and dedicated segments. The average monthly number of dedicated server plans for 2011, which generate a higher monthly fee versus shared hosting plans, decreased by 306 between periods, or 14%, to an average of 1,840 from an average of 2,146 for 2010. The average monthly number of shared hosting plans for 2011 decreased by 4,444, or 8%, to an average of 54,143 from 58,587 for 2011. Competition from other web hosting providers as well as alternative website services continues to have a negative effect on web hosting plan count and revenue growth.

Customer service and competitive pricing by NTS lowered the rate of attrition between years, but sales and marketing efforts have yet to provide sufficient new accounts to keep the overall plan count from declining. It is management’s intent to increase revenues and margin per plan through higher service offerings to customers, although this may result in a lower number of plans in place overall.

Total expenses decreased by 1% or $95,000 in 2011 compared to 2010. The decrease in total expenses includes a decrease in salaries and benefits between years of $155,000 and a $441,000 decrease in depreciation and amortization due to reduced capital expenditures in recent years as a result of lower replacement costs for new equipment overall, more efficient use of existing equipment within the data center for shared and dedicated plans and the utilization of cloud architecture to more efficiently provide services to customers. The $155,000 decrease in salaries and benefits was principally due to an increase in capitalized wages for internally used software of $53,000 and an additional amount charged to other Newtek segments ($114,000) between years which is reflected as a reduction of salaries and wages for segment reporting purposes. The increase of $141,000 in professional fees was primarily due to an increase in audit fees for a SOC 1 engagement and an increase in web design costs in direct connection with the additional service offering to customers for custom website development. The $363,000 increase in other general and administrative costs is primarily due to a one-time expense of $190,000 as a result of the resolution of a licensing dispute and an increase of $136,000 in marketing expense. Marketing expense increased in conjunction with the launch of The Small Business Authority, a new marketing campaign initiated by the Company in January 2011.

Income before income taxes increased 2% or $111,000 to $4,841,000 for 2011 from $4,730,000 for 2010. The improvement in profitability resulted primarily from the decrease in salaries and benefits and depreciation and amortization.

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

Small Business Finance

				% Change
(In thousands):	2011	2010	2009	2011	2010
Revenue:
Premium on loan sales	$12,468	$2,428	$1,652	414%	47%
Servicing fee	3,098	2,564	1,625	21%	58%
Interest income	2,545	1,747	1,503	46%	16%
Management fees	585	585	585	—%	—%
Other income	2,329	2,047	1,943	14%	5%

Total revenue	21,025	9,371	7,308	124%	28%

Net change in fair value of:
SBA loans transferred, subject to premium recourse	(3,366)	3,366	—	(200)%	—%
SBA loans held for sale	265	413	—	(36)%	—%
SBA loans held for investment	(2,392)	(285)	—	(739)%	—%

Total net change in fair value	(5,493)	3,494	—	(257)%	—%

Expenses:
Salaries and benefits	4,689	3,620	2,920	30%	24%
Interest	2,030	1,916	1,485	6%	29%
Management fees	—	460	460	(100)%	—%
Professional fees	474	450	364	5%	24%
Depreciation and amortization	893	790	931	13%	(15)%
Provision for loan loss	751	1,849	1,833	(59)%	1%
Other general and administrative costs	2,560	1,735	1,610	48%	8%

Total expenses	11,397	10,820	9,603	5%	13%

Income (loss) before income taxes	$4,135	$2,045	$(2,295)	102%	189%

2011

Revenue is derived primarily from premium income generated by the sale of the guaranteed and unguaranteed portions of SBA loans. Additionally, the Company derives revenue from interest income on SBA loans held for investment and held for sale, servicing fee income on the guaranteed portions of SBA loans previously sold, servicing income for loans originated by other lenders for which NSBF is the servicer, and financing and billing services, classified as other income above, provided by NBC. Most SBA loans originated by NSBF charge an interest rate equal to the Prime rate plus an additional percentage amount; the interest rate resets to the current Prime rate on a monthly or quarterly basis, which will result in changes to the amount of interest accrued for that month and going forward and a re-amortization of a loan’s payment amount until maturity.

The implementation of ASC Topic 860 “Transfers and Servicing,” which became effective January 1, 2010, delayed the recognition of premium income for sales of the guaranteed portions of SBA loans. In 2010 and prior, SBA Form 1086 required, as part of the transferor’s representations and warranties, that the transferor repay any premium received from the transferee if either the SBA 7(a) loan borrower prepays the loan within 90 days of the transfer settlement date or fails to make one of its first three loan payments after the settlement date in a timely fashion and then proceeds to default within 275 days of the settlement date. Under ASC Topic 860, such recourse precludes sale treatment of the transferred guaranteed portions during this warranty period; rather NSBF was required to account for this as a financing arrangement with the transferee. Until the warranty period expired such transferred loans were classified as “SBA loans transferred, subject to premium recourse” with a matching liability “Liability on SBA loans transferred, subject to premium recourse.” In January 2011, the SBA issued a notice stating that Form 1086 would be revised to remove all reference to a warranty period for loans sold in the secondary market. This change became effective February 7, 2011 and allowed the Company to recognize premium income concurrent with the date of transfer, as was done prior to January 1, 2010.

In 2010, the Company elected the fair value option for valuing “Liability on SBA loans transferred, subject to premium recourse,” and also elected to utilize the fair value option for SBA 7(a) loans funded on or after that date. As a result, the Company recorded changes in the fair value for the guaranteed portions that were not transferred at period end (“SBA loans held for sale”) and for loans transferred in the secondary market that did not achieve sale status under ASC Topic 860 (“SBA loans transferred, subject to recourse”). At the expiration of the warranty period, the sale of the guaranteed portions of these loans as well as the corresponding gain was recognized into premium income, and the asset and liability eliminated.

On October 1, 2010, the Company elected to utilize the fair value option for SBA 7(a) loans funded on or after that date. For loans funded on or after October 1, 2010, the income statement separates the revenue and expense components mixed into premium on loan sales: premium on loan sales equals the cash premium and servicing asset paid by purchaser in the secondary market, the discount created on the unguaranteed portion is included in the fair value line item, and by not capitalizing various transaction expenses the salary and benefit and loan processing costs expense lines portray a value closer to the cash cost to operate the lending business.

For the year ended December 31, 2011, the Company originated 104 loans totaling $97,129,000 and recognized $9,272,000 of premium income from 102 loans sold aggregating $73,871,000 which were not subject to the premium warranty and $3,196,000 in premium income associated with 47 loans aggregating $30,783,000 which were subject to the premium warranty and previously transferred, and achieved sale status during 2011. Because of the premium warranty in existence during 2010 that delayed sale recognition, the Company recorded premium income for the year ended December 31, 2010 for 54 of the 101, or $25,965,000 of the $57,517,000 guaranteed loans transferred, representing the $2,428,000 in premium income and a corresponding fair value gain as discussed below. Premiums on guaranteed loan sales for the twelve months averaged 111.35% with 1% servicing in 2011 compared with 110.33% with 1% servicing in 2010.

Servicing fee income increased by $534,000 due primarily to revenue generated by the FDIC servicing contract, which totaled $1,389,000 for the year ended December 31, 2011 compared with $784,000 for the year ended December 31, 2010; the FDIC contracts, for both servicing and consulting, run through December 2014. The revenue for the latter is included in other income. In addition, the average NSBF originated serviced portfolio increased from $142,719,000 for the year ended December 31, 2010 to $192,126,000 for the same period in 2011. This improvement was the direct result of an increase in loan originations which began at the end of 2009. This increase was partially offset by a $174,000 reduction in servicing fee income related to guaranteed loan repurchases by the SBA.

Interest income increased by $798,000 due primarily to interest on SBA loans, which increased by $892,000 as a result of the growth and positive performance of the portfolio; the average outstanding performing portfolio of SBA loans held for investment increased from $21,504,000 to $29,649,000 for the year ended December 31, 2010 and 2011, respectively. In addition, interest earned from SBA loans transferred, subject to premium recourse, decreased by $96,000 for the year ended December 31, 2011; all of the transferred loans which had been subject to premium warranty achieved sales status, and interest earned from SBA loans transferred ceased during the fourth quarter of 2011.

Other income increased by $282,000 primarily due to an increase in revenue earned by Newtek Business Credit. Fees earned on receivables purchased and billing services increased by $164,000 for the year ended December 31, 2011 as compared with the year ended December 31, 2010, which was primarily attributable to an increase in the number of clients serviced as well as an increase in the amount of receivables purchased from existing clients. Additionally, $198,000 of packaging fee income, which had previously been capitalized at NSBF, is now recognized upfront as a result of the adoption of fair value accounting for loans funded on or after October 1, 2010. NSBF also realized an increase of $58,000 in other loan related revenue such as late fees and recoveries year over year. These increases were partially offset by a $132,000 reduction in income earned under the FDIC consulting contract in the current year.

For the year ended December 31, 2010, the Company recorded a net fair value gain of $3,366,000 related to 101 guaranteed loans transferred aggregating $56,735,000, of which 54 achieved sale status during the year. During the same period 2011, as a result of the elimination of the premium warranty, all remaining loans transferred during 2010 achieved sale status in 2011, thereby reversing the corresponding fair value adjustment by a net amount of $3,366,000. In addition, the Company recorded a fair value gain of $265,000 for “SBA loans held for sale.” For the year ended December 31, 2011, loans originated and held for investment aggregated $22,308,000 resulting in a corresponding fair value loss of $2,392,000.

Salaries and benefits increased by $1,069,000 primarily due to the addition of staff in the originating, servicing and liquidation departments, as well as an increase in staff to service outside contracts. Combined headcount increased by 18.6% from an average of

43 for the year ended December 31, 2010 to an average of 51 for the year ended December 31, 2011. Additionally, prior to October 1, 2010, certain direct salary and benefit costs to originate loans were deferred and amortized over the contractual life of the SBA loan using a method that approximated the effective interest method. For the year ended December 31, 2010, this equated to $201,000 of expense being deferred. Subsequent to September 30, 2010, the Company began recording the origination of loans based on the fair value method which requires the upfront expensing of such direct costs.

Interest expense increased by $114,000 for the year ended December 31, 2011 compared with the same period in 2010, due primarily to an increase of $318,000 of interest expense associated with NSBF financing agreements with Capital One Bank and the securitization of $27,779,000 comprising a $16,000,000 transaction in December 2010, and a second in December 2011 totaling $11,779,000, which increased the average debt outstanding from $12,156,000 to $21,966,000 for the years ended December 31, 2010 and 2011, respectively. Interest expense on NSBF debt increased from $748,000 to $1,065,000 period over period, while the average interest rate decreased from 6.40% to 4.74%. The average debt outstanding at NBC increased from $3,757,000 to $4,560,000 for the years ended December 31, 2010 and 2011 resulting in an increase to interest expense of $32,000, while the average interest rate decreased from 7.33% to 6.26% during the same period. Additionally, the amortization of deferred financing costs by NSBF decreased by $167,000 for the year ended December 31, 2011 when compared with the prior year. The decrease in amortized of deferred financing costs for 2011 was due to the acceleration of amortization in connection with the repayment of the term loan with Capital One in the fourth quarter of 2010. The amortization of deferred financing costs associated with the line of credit held by NBC increased by $33,000 for the year ended December 31, 2011 as compared with the prior period. This increase was due to the acceleration of amortization in connection with the refinancing of the term loan with Wells Fargo, and the securing of a new term loan with Sterling National Bank in the first quarter 2011. In addition, interest expense on SBA loans transferred, subject to premium recourse, decreased by $96,000 for the year ended December 31, 2011.

Consideration in arriving at the provision for loan loss includes past and current loss experience, current portfolio composition, future estimated cash flows, and the evaluation of real estate and other collateral as well as current economic conditions. For all loans originated on or prior to September 30, 2010, management performed a loan-by-loan review for the estimated uncollectible portion of non-performing loans. Subsequent to September 30, 2010, management began recording all loan originations on a fair value basis which requires a valuation reduction of the unguaranteed portion of loans held for investment to a level that takes into consideration future losses. This valuation reduction is reflected in the line item above: Net Change in Fair Value of SBA Loans Held for Investment.

The decrease in the loan loss provision of $1,098,000 from $1,849,000 in 2010 to $751,000 in 2011 was offset by a $2,107,000 increase in the net change in fair value of SBA loans held for investment for loans originated subsequent to September 30, 2010. The combined provision for loan loss and net change in fair value of SBA loans held for investment increased from $2,135,000 for the year ended December 31, 2010 to $3,144,000 for the corresponding period in 2011. This net increase of $1,009,000 period over period is consistent with the expansion of the unguaranteed portfolio during 2011. The allowance for loan loss including the net change in fair value increased from $3,845,000 or 12.1% of the gross portfolio balance of $31,759,000 at December 31, 2010 to $5,567,000 or 11.8% of the gross portfolio balance of $47,030,000 at December 31, 2011. This decrease as a percentage of the gross portfolio balance reflects the positive performance of the portfolio, resulting in a return to more historical levels of reserves. Total impaired non-accrual loans decreased from $7,990,000 or 26.3% of the total portfolio at December 31, 2010 to $6,766,000 or 15% at December 31, 2011 with $2,516,000 or 31.5% and $2,417,000 or 35.7% of the allowance for loan losses being allocated against such impaired non-accrual loans, respectively. The year over year reduction in non-performing loans results from an improvement in the overall economic climate and less delinquent loans in the portfolio. The year over year reduction in the specific reserve reflects both the overall collateralization on the non-performing portfolio as well as the increase in the portion of that portfolio making periodic payments pending return to performing status reducing the need for a specific reserve at this time.

Other general and administrative costs increased by $825,000 due primarily to the Company recording loan related expenses based on the fair value method which requires the upfront expensing of such direct costs as well as an increase in such loan processing and servicing costs as a result of the increase in loans originated during the current year. Additionally, marketing costs increased by $194,000 primarily in conjunction with the launch of The Small Business Authority, a new marketing campaign initiated by the Company in January 2011.

The increase in premium income combined with improvements in servicing, interest, and other income generated by the addition to and enhanced performance of the portfolio, were sufficient to offset an increase in compensation and other expenses, and resulted in an improvement to income before income taxes of $2,090,000 for the year ended December 31, 2011, when compared to the same period of 2010.

2010

For the year ended December 31, 2010, the Company originated 107 loans totaling $65,655,000 and recognized $2,428,000 in premium income as a result the expiration of the warranty period for 54 guaranteed loan sales totaling $25,965,000. Also during this period, the Company transferred 47 guaranteed loans aggregating $30,637,000; however, as discussed above, the recognition of the premium revenue from these transfers is delayed into future periods until the sale can be recognized. The Company expects to recognize the premium income on these transfers in 2011, offset by a fair value loss of approximately the same amount. Of these, 31 loans totaling $21,212,000 transferred subsequent to September 30, 2010 were measured at fair value.

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

On January 1, 2010, the Company elected the fair value option for valuing “Liability on SBA loans transferred, subject to premium recourse.” On October 1, 2010, the Company elected to utilize the fair value option for SBA 7(a) loans funded on or after that date and fair valued the “SBA loans held for sale” and “SBA loans transferred, subject to recourse” assets created on or after that date. The Company recorded a fair value gain of $3,747,000 related to “SBA loans transferred, subject to recourse” and “Liability on SBA loans transferred, subject to premium recourse.” At the expiration of the warranty period, the sale of the guaranteed portions of these loans as well as the corresponding gain is recognized into premium income, the asset and liability eliminated and the fair value gain will become an equivalent fair value loss. In addition, the Company recorded a fair value gain of $32,000 for “SBA loans held for sale.” Changes in loans held for investment which have been measured at fair value are represented as “Fair value adjustment on SBA loans held for investment.” Subsequent to September 30, 2010, loans originated and held for investment aggregated $2,595,000 with a corresponding fair value loss of $285,000.

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

All Other

				% Change
(In thousands):	2011	2010	2009	2011	2010
Revenue:
Insurance commissions	$1,071	$886	$811	21%	9%
Other income	627	400	1,552	57%	(74)%
Interest income	10	61	50	(84)%	22%

Total revenue	1,708	1,347	2,413	27%	(44)%

Expenses:
Salaries and benefits	1,881	1,563	1,624	20%	(4)%
Other than temporary decline in value of investments	—	510	125	(100)%	308%
Professional fees	181	174	154	4%	13%
Depreciation and amortization	80	135	130	(41)%	4%
Other general and administrative costs	427	567	748	(25)%	(24)%

Total expenses	2,569	2,949	2,781	(13)%	6%

Loss before income taxes	$(861)	$(1,602)	$(368)	(46)%	335%

The All other segment includes revenues and expenses primarily from Newtek Insurance Agency, LLC, Newtek Payroll Services and qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments.

2011

Total revenue increase of $361,000, or 27% is primarily due to the increase in insurance commission revenue of $185,000, or 21% and other income $227,000, or 57% offset by a decrease in interest income of $51,000, or 84% for the year ended December 31, 2011 from the year ended December 31, 2010. The increase in insurance commissions in 2011 was due to increases in agency bill and force placed insurance policy income. The increase in other income in 2011 was primarily due to a $337,000 gain on an investment held by an equity method investee which was sold in 2011. Interest income decreased in 2011 as a result of a reduction in cash.

Salaries and benefits increased by $318,000 or 20% to $1,881,000 for 2011, as compared to $1,563,000 for 2010 primarily due to the addition of five employees in our new payroll services entity, Newtek Payroll Services. The $510,000 decrease in other than temporary decline in value of investments was related primarily to a cost investment which was written-off in the prior year. Depreciation and amortization decreased $55,000, or 41%, primarily due to fixed assets that have become fully depreciated. Other general administrative costs decreased by $140,000 or 25%, to $427,000 for 2011 as compared to $567,000 for 2010 due to decreases in insurance, travel and other general office expenses.

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

Corporate activities

				% Change
(In thousands):	2011	2010	2009	2011	2010
Revenue:
Management fees	$1,067	$2,217	$3,164	(52)%	(30)%
Interest income	21	24	32	(13)%	(25)%
Other income	4	16	14	(75)%	14%

Total revenue	1,092	2,257	3,210	(52)%	(30)%

Expenses:
Salaries and benefits	5,695	5,178	4,683	10%	11%
Professional fees	1,193	1,165	1,495	2%	(22)%
Depreciation and amortization	163	312	437	(48)%	(29)%
Lease restructuring charges	990	—	—	100%	—%
Other general and administrative costs	3,148	2,418	2,535	30%	(5)%

Total expenses	11,189	9,073	9,150	23%	(1)%

Loss before income taxes	$(10,097)	$(6,816)	$(5,940)	48%	15%

The Corporate activities segment implements business strategy, directs marketing, provides technology oversight and guidance, coordinates and integrates activities of the other segments, contracts with alliance partners, acquires customer opportunities, and owns our proprietary NewTracker™ referral system and all other intellectual property rights. This segment includes revenue and expenses not allocated to other segments, including interest income, Capco management fee income, and corporate operating expenses. These operating expenses consist primarily of internal and external public accounting expenses, internal and external corporate legal expenses, corporate officer salaries, sales and marketing expense and rent for the principal executive offices.

2011

Revenue is derived primarily from management fees earned from the Capcos. Management fee revenue declined 52% or $1,150,000 to $1,067,000 for 2011, from $2,217,000 for 2010. Management fees, which are eliminated upon consolidation, will continue to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not accrued.

Total expenses increased $2,116,000, or 23%, for 2011 as compared to 2010. Salaries and benefits increased by $517,000 or 10% to $5,695,000 for 2011 as compared to $5,178,000 for 2010 due to increased salary costs primarily related to executive and employee stock compensation of approximately $269,000 in 2011 versus $57,000 in 2010, and $276,000 of severance pay related to the departure of an executive officer recognized in 2011. As described in Note 20, the lease restructuring charges of $990,000 in 2011 represents the accrued loss recognized on the present value of the amount by which the rent and other direct costs paid by the Company to the landlord exceeds any rent paid to the Company by its tenant under the new sublease over the remainder of the lease term, which expires in October 2015. As a result of the relocation and sublease, the Company anticipates reduced rent expense in the future. Other general and administrative costs increased $730,000 or 30% to $3,148,000 for 2011 from 2010 due to several factors. The Company had an increase of $496,000 in marketing relating to the launch of The Small Business Authority and the WABC radio advertising campaign, experienced a $236,000 bad debt charge related to an uncollectible loan, as well as a $250,000 accrual related to a contract dispute and $86,000 in stock compensation to the Board of Directors. These increased in expenses were partially offset by $330,000 of decreases in telephone, computer, travel and other expenses.

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

Capcos

				% Change
(In thousands):	2011	2010	2009	2011	2010
Revenue:
Income from tax credits	$1,390	$2,380	$7,837	(42)%	(70)%
Interest income	42	51	100	(18)%	(49)%
Other income	65	11	46	491%	(76)%

Total revenue	1,497	2,442	7,983	(39)%	(69)%

Net change in fair value of: Credits in lieu of cash and Notes payable in credits in lieu of cash	(131)	38	900	(445)%	(96)%

Expenses:
Interest expense	1,282	2,452	8,737	(48)%	(72)%
Management fees	1,653	2,342	3,289	(29)%	(29)%
Professional fees	438	498	511	(12)%	(3)%
Other general and administrative costs	190	386	23	(51)%	1,578%

Total expenses	3,563	5,678	12,560	(37)%	(55)%

Loss before income taxes	$(2,197)	$(3,198)	$(3,677)	(31)%	(13)%

As described in Note 3 to the consolidated financial statements, effective January 1, 2008, the Company adopted fair value accounting for its financial assets and financial liabilities concurrent with its election of the fair value option for substantially all credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance. These are the financial assets and liabilities associated with the Company’s Capco notes that are reported within the Company’s Capco segment. The table above reflects the effects of the adoption of fair value measurement on the income and expense items (income from tax credits, interest expense and insurance expense) related to the revalued financial assets and liability for the years ended 2011, 2010 and 2009. In addition, the net change to the revalued financial assets and liability for the years ended 2011, 2010 and 2009 is reported in the line “Net change in fair value of Credits in lieu of cash and Notes payable in credits in lieu of cash” on the consolidated statements of operations.

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

2011

Revenue is derived primarily from non-cash income from tax credits. The decrease in total revenue for 2011 versus 2010 reflects the effect of the declining dollar amount of tax credits remaining in 2011 slightly offset by the recovery of an investment previously written off. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods through 2016, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense. Management fees decreased 29%, or $689,000, to $1,653,000 for 2011 from $2,342,000 in 2010. Management fees, which are eliminated upon consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. Interest expense decreased 48%, or $1,170,000, to $1,282,000 for 2011 from $2,452,000 in 2010 as a result of the declining amount of tax credits payable in 2011 versus 2010. Professional fees decreased $60,000 as a result of a reduction in legal and consulting fees. The $196,000 decrease in other general and administrative costs was primarily due to a decrease in rent expenses of $80,000 resulting from income received from a sublease recorded as an offset to the account, to a one-time adjustment for a loan that was previously written off and a receivable recorded for the guaranteed portion of $51,000 and also due to a recognition of a loss in 2010 of approximately $70,000 on the sublease of an existing leasehold which did not recur in 2011, offset by a $5,000 increase in Salaries and benefits expenses.

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

Liquidity and Capital Resources

Overview

Cash requirements and liquidity needs over the next twelve months are anticipated to be funded primarily through operating results, available cash and cash equivalents, existing credit lines, proposed new credit lines, and additional securitizations of the Company’s SBA lender’s unguaranteed loan portions. As more fully described below, the Company’s SBA lender will require additional funding sources to maintain current SBA loan originations in the latter part of 2013 under anticipated conditions; although the failure to find these sources may require the reduction in the Company’s SBA lending and related operations, it will not impair the Company’s overall ability to operate.

In order to operate, the Company’s SBA lender depends on the continuation of the SBA 7(a) guaranteed loan program of the United States Government. For 2010 and the first quarter of 2011 the Company benefitted from the increase in the guarantee on SBA 7(a) loans to 90% from 75% which effectively reduced the amount of the loan the Company needs to retain and increased the amount of premium the Company earned on a loan sale. The return to the 75% guarantee level for loans approved after December 31, 2010 required the Company to commit greater cash resources to fund SBA 7(a) loans. The Company’s SBA lender depends on the availability of purchasers for SBA loans held for sale transferred to the secondary markets and the premium earned therein to support its lending operations. At this time the secondary market for the SBA loans held for sale is robust.

The Company’s SBA lender has historically financed the operations of its lending business through loans or credit facilities from various lenders and will need to continue to do so in the future. Such lenders invariably require a security interest in the SBA loans as collateral which, under the applicable law, requires the prior approval of the SBA. If the Company should ever be unable to obtain the approval for its financing arrangements from the SBA, it would likely be unable to continue to make loans.

As an alternative to holding indefinitely the portions of SBA loans remaining after sale of the guaranteed portions in the SBA supervised secondary market, the Company has undertaken to securitize these unguaranteed portions. In December 2010, the first such securitization trust established by the Company issued notes to one investor in the amount of $16,000,000 which received a S&P rating of AA. A second securitization, an amendment to the original transaction, was completed in December 2011, and resulted in an additional $14,900,000 of notes issued to the same investor. The SBA lender used the cash generated from the first transaction to retire its outstanding term loan from Capital One, N.A. and to fund a $3,000,000 account which during the first quarter of 2011 purchased unguaranteed portions originated subsequent to the securitization transaction. Similarly, the proceeds from the second securitization in 2011 were used to pay down its outstanding term loan with Capital One, N.A., and to fund a $5,000,000 account to be used to purchase unguaranteed portions of loans in the first quarter of 2012. While this securitization process can provide a long-term funding source for the SBA lender, there is no certainty that it can be conducted on an economic basis. In addition, the securitization mechanism itself does not provide liquidity in the short term for funding SBA loans.

In December 2010, the SBA lender entered into a new revolving loan agreement with Capital One, N.A. for up to $12,000,000 to be used to fund the guaranteed portions of SBA loans and to be repaid with the proceeds of the sale in the secondary market of those portions. Also, in June 2011, the SBA lender entered into a new revolving loan agreement with Capital One, N.A. for up to $15,000,000 to be used to fund the unguaranteed portions of SBA loans and to be repaid with the proceeds of loan repayments from the borrowers as well as excess cash flow of NSBF. As a result of these two facilities, the SBA lender was able to increase the amount of loans it can fund at any one time.

In April 2010, the Company closed two five year term loans aggregating $14,583,000 with Capital One, N.A. which refinanced Newtek’s SBA lender’s $12,500,000 debt to General Electric Capital Corporation (“GE”) as well as the existing $2,083,000 term loan between Capital One and NTS. Previously the SBA lender utilized the GE debt to originate and warehouse the guaranteed and unguaranteed portions of SBA loans. Under the Capital One term loan, which was collateralized by the unguaranteed, retained loan portions, all unguaranteed loan repayment proceeds were used to reduce the outstanding indebtedness and the SBA lender funds its cash requirements through available cash and cash equivalents supplemented as needed by the cash resources of Newtek.

Through February 28, 2011, the receivables financing unit, NBC, utilized a $10,000,000 line of credit provided by Wells Fargo Bank to purchase and warehouse receivables. On February 28, 2011, NBC entered into a three year line of credit of up to $10,000,000 with Sterling National Bank which replaced the Wells Fargo line. There is no cross collateralization between the Sterling lending facility and the Capital One term loan and credit facility; however, a default under the Capital One term loan or line of credit will create a possibility of default under the Sterling line of credit. The availability of the Sterling line of credit and the performance of the Capital One term loans are subject to compliance with certain covenants and collateral requirements as set forth in their respective agreements, as well as limited restrictions on distributions or loans to the Company by the respective debtor, none of which are material to the liquidity of the Company. At December 31, 2011, the Company and its subsidiaries were in full compliance with applicable loan covenants. The Company guarantees these loans for the subsidiaries up to the amount borrowed; in addition, the Company deposited $750,000 with Sterling to collateralize the guarantee. As of December 31, 2011, the Company’s unused sources of liquidity consisted of $11,363,000 in unrestricted cash and cash equivalents and $757,000 available through the Sterling National Bank line of credit.

Restricted cash of $14,066,000 as of December 31, 2011 is primarily held in NSBF and the Capcos. The majority, or $9,107,000 of restricted cash, is related to NSBF, and is comprised of $7,109,000 held in a trust cash reserve in connection with the securitization transactions, of which $5,000,000, has been allocated to a pre-funding account for unguaranteed portions of SBA 7(a) loans to be added to the securitization by March 2012, $1,932,000 is set aside as a reserve in the event payments are insufficient to cover interest and/or principal and $177,000 set aside for servicer and prepaid interest fees. The remaining $1,998,000 represents payments collected due to participants and amounts owed to the SBA. For the Capcos, restricted cash can be used in managing and operating the Capcos, making qualified investments, to repay debt obligations, and for the payment of taxes on Capco taxable income. The Company also has $3,501,000 in cash held by the Capcos restricted for use in managing and operating the Capco, making qualified investments and for the payment of income taxes. The remaining balance includes $750,000 in connection with the Sterling line of credit, and other amounts provided by sponsoring banks in connection with credit card processing and by customers for insurance premiums.

In summary, Newtek generated and used cash as follows:

	For the Years Ended December 31,
	2011	2010	2009
Net cash provided by (used in) operating activities	$11,405	$(2,208)	$3,128
Net cash (used in) provided by investing activities	(17,648)	(6,336)	3,400
Net cash provided by (used in) financing activities	7,224	6,345	(10,799)

Net increase (decrease) in cash and cash equivalents	981	(2,199)	(4,271)
Cash and cash equivalents, beginning of year	10,382	12,581	16,852

Cash and cash equivalents, end of year	$11,363	$10,382	$12,581

Net cash flows from operating activities increased $13,613,000 to $11,405,000 for the year ended December 31, 2011 compared to $(2,208,000) used during the year ended December 31, 2010. This change primarily reflects the reduction in broker receivable and reversal of fair value adjustments on SBA loans recorded in 2010. For the year ended December 31, 2010 the Company originated $782,000 of SBA loans held for sale, $30,752,000 of SBA loans transferred subject to premium recourse, and $25,983,000 of SBA loans, achieving sale status for a total use of $(57,517,000). Reflecting the effects of ASC Topic 860 “Transfers and Servicing” which became effective on January 1, 2010 (discussed above), the Company received proceeds from transfers of SBA loans held for sale accounted for as financings (“Liability for SBA loans transferred, subject to premium recourse”) of $34,094,000 and proceeds from transfers that achieved sale status of $25,983,000, offset by an increase in the broker receivable of $5,591,000, for a net total source of $54,486,000. For the year ended December 31, 2011, the Company originated $74,546,000 of SBA loans held for sale and $274,000 of SBA loans transferred subject to premium recourse, for a total use of $(74,820,000). For the same period, the Company returned $30,783,000 from transfers of SBA loans held for sale accounted for as financings (“Liability for SBA loans transferred, subject to premium recourse”), and received proceeds of $73,871,000 from the sale of SBA loans, $27,855,000 from the sale of SBA loans achieving sale status, and an increase of $7,148,000 in the broker receivable, for a total net source of $78,091,000. Broker receivables arise from loans traded but not settled before period end and represent the amount of cash due from the purchasing broker; the amount varies depending on loan origination volume and timing of sales at year end. For the year ended December 31, 2011, net SBA loan activities resulted in a net source of $3,271,000. Provision for loan losses decreased $1,146,000 to $763,000 from $1,909,000 for 2011 which decreased in conjunction with the adoption of fair value accounting and the improvement in the performance of the overall portfolio. In addition to SBA loan activities, the Company provided receivables financing which provided cash of $1,469,000 in 2011 as compared to a cash use of $4,697,000 in 2010.

Net cash (used in) provided by investing activities primarily includes the originations and repayments of the unguaranteed portions of SBA loans, purchase of fixed assets and customer accounts, changes in restricted cash and investments in qualified businesses. Net cash (used in) provided by investing activities decreased by $11,312,000 to cash used of $(17,648,000) for the year ended December 31, 2011 compared to cash use of $(6,336,000) for the year ended December 31, 2010. The decrease was due primarily to a greater amount of SBA loans originated for investment for the year ended $(22,269,000) in 2011, versus $(8,244,000) in 2010. Payments received on SBA loans increased by $1,460,000 to $4,672,000 in 2011 from $3,212,000 in 2010 primarily due to an improvement in the overall performance of the portfolio as well as an increase in the portfolio year over year. The change in restricted cash provided $1,401,000 of cash flow in 2011, versus $533,000 of cash flow in 2010.

Net cash flows provided by (used in) financing activities primarily include the issuance of senior notes in connection with the 2011 securitization transaction and repayments on bank notes payable. Net cash flows provided by (used in) financing activities increased by $879,000 to cash provided of $7,224,000 for the year ended December 31, 2011 from cash provided of $6,345,000 for the year ended December 31, 2010. The primary reason for the increase was the securitization proceeds of $13,513,000, net of issuance costs in 2011, which were used to repay a portion of securitization notes outstanding from the original transaction, as well as the extinguish the NBC debt outstanding with Wells Fargo, and pay down a portion of the NTS Capital One term loan outstanding. Restricted cash related to the securitization decreased by $1,207,000, of which $5,000,000 has been designated as a pre-funding account which will be used to purchase future unguaranteed potions of SBA 7(a) loans. The current year provision of $1,033,000 reflects proceeds from the Company’s new lines with Capital One for the origination of the guaranteed portions of SBA loans, offset by a net reduction in the amount outstanding on CDS credit line with Sterling, and formerly outstanding with Wells Fargo. During the year ended December 31, 2011, the Company received $5,076,000 of proceeds from the Sterling term note made to NBC and used the funds to repay the outstanding amount on the Wells Fargo line of credit. In addition, the Company made principal payments on the Capital One term note made to NTS of $417,000 for the period.

The overall $981,000 increase in cash and cash equivalents in 2011 primarily reflects the reduction in broker receivable from the prior period, proceeds from borrowings on the bank lines of credit and the debt issued under the securitization transaction, offset by an increase in SBA loans originated for investment and payments on senior notes.

Financing Activities

Newtek historically obtained long-term financing to fund its investments and operations primarily through the issuance of notes to insurance companies through the Capco programs. Through December 31, 2011, Newtek has received in aggregate $235,718,000 in proceeds from the issuance of long-term debt, Capco warrants, and Newtek common shares through the Capco programs. Newtek’s Capcos last issued notes in 2005 and the Company does not anticipate participating in future Capco programs. In 2004, Newtek raised $20,762,000 (net of related offering costs) in a secondary public offering. Newtek’s principal funding requirements have been costs related to the Capco programs ($152,125,000), the acquisitions of NTS and Vistar (the combination of which totaled $9,836,000), investments in Capco qualified businesses, SBA 7(a) loans, receivable purchases, and working capital needs resulting from operating and business development activities of its consolidated operating entities. In 2010, NTS entered into a new term loan with Capital One, N.A., the proceeds of which were used to refinance the pre-existing term loan between NTS and Capital One, N.A. Also in 2010, NSBF entered into a new revolving loan agreement with Capital One, N.A. for up to $12,000,000 to be used to fund the guaranteed portions of SBA loans and to be repaid with the proceeds of the sale in the secondary market of those portions. In June 2011, the SBA lender entered into a new revolving loan agreement with Capital One, N.A. for up to $15,000,000 to be used to fund the unguaranteed portions of SBA loans and to be repaid with the proceeds of loan repayments from the borrowers as well as excess cash flow of NSBF. As a result of these two facilities, the SBA lender was able to increase the amount of loans it can fund at any one time. In February 2011, NBC entered into a three year line of credit of up to $10,000,000 with Sterling National Bank which replaced the Wells Fargo line.

Credit Lines and Term Loans

In April 2010, the Company closed two five-year term loans aggregating $14,583,000 with Capital One, N.A., of which $12,500,000 refinanced NSBF’s pre-existing facility with GE (the “NSBF Portion”) and $2,083,000 refinanced the pre-existing term loan between Capital One and NTS. In December 2010, the outstanding balance of the NSBF portion and all accrued interest thereon was repaid in full from the proceeds of a securitization transaction, discussed below. The interest rate on the NTS term loan and on the former NSBF term loan is variable based on the monthly London Interbank Offered Rate (“LIBOR”) rate plus 4.25% or Prime plus 2.25%, but no lower than 5.75%, with interest paid in arrears along with each monthly principal payment due. The NTS term loan is collateralized by all of NTS’s assets and Newtek guarantees the repayment obligations. The NSBF term loan was collateralized by all of NSBF’s assets and Newtek guaranteed the repayment obligations. The agreement includes such financial covenants at the NBS level with its consolidated subsidiaries of a minimum fixed charge coverage ratio, minimum EBITDA requirements and minimum cash requirements held at Capital One. As of December 31, 2011, the Company was in compliance with the financial covenants set in this line.

Also in December 2010, NSBF closed a credit facility with Capital One for up to a maximum amount of $6,000,000 initially, expandable to $12,000,000. The credit facility, often referred to as a “wet funding” credit line, is used to fund those portions of SBA 7(a) loans made by NSBF that are guaranteed by the SBA, with funds received on the sale of those guaranteed portions of the SBA 7(a) loans by NSBF reducing the facility. The outstanding balance of the credit facility bears a variable per annum rate of interest equal to the rate of interest publicly announced from time to time by Capital One as its prime rate plus 1%. In June 2011, NSBF obtained from Capital One, N.A. (“Capital One”) an increase in its total revolving credit facility from $12,000,000 to $27,000,000. In October 2011, the term of the revolver was extended by nine months through September 2013, at which time the outstanding balance will be converted into a three year term loan. This increase in the line will enable the Company to finance both the government-guaranteed and non-guaranteed portions of SBA 7(a) loans. As of December 31, 2011, NSBF had $8,364,000 outstanding under the lines of credit. The interest rate on the $12,000,000 portion of the facility, collateralized by the government guaranteed portion of SBA 7(a) loans, is set at prime plus 1.00%, and there is a quarterly facility fee equal to 25 basis points on the unused portion of the revolving credit calculated as of the end of each calendar quarter. The interest rate on the $15,000,000 portion of the facility, collateralized by the non-guaranteed portion of SBA 7(a) loans, is set at prime plus 1.875%, and there is a quarterly facility fee equal to 25 basis points on the unused portion of the revolving credit calculated as of the end of each calendar quarter. The agreement includes financial covenants at the NBS level with its consolidated subsidiaries including a minimum fixed charge coverage ratio, minimum EBITDA requirements and minimum cash requirements held at Capital One. As of December 31, 2011, the Company was in compliance with the financial covenants set in this line.

In February 2011, NBC entered into a three year line of credit with Sterling National Bank (“Sterling”) in an amount up to $10,000,000. This facility is and will be used to purchase receivables and for other working capital purposes. The interest rate is set at 5.00% or Prime plus 2.00%, whichever is higher, with interest on the line to be paid monthly in arrears. The line is and will be collateralized by the receivables purchased, as well as all other assets of NBC. The line is guaranteed by the Company; in addition, the Company deposited $750,000 with Sterling to collateralize the guarantee. The agreement includes such financial covenants as minimum tangible net worth and maximum leverage ratio. The Company is subject to meeting a maximum leverage ratio test and a future net loss test. As of December 31, 2011, the Company was in compliance with the financial covenants set in this line.

Securitization Transactions

In December 2010, NSBF created a financing channel for the sale of the unguaranteed portions of SBA 7(a) loans held on its books and financed by a term loan in the maximum amount of $12,500,000 from Capital One, N.A. NSBF transferred the unguaranteed portions of SBA loans of $19,615,000, and an additional $3,000,000 in loans issued subsequent to the transaction, to a special purpose entity created for this purpose, Newtek Small Business Loan Trust 2010-1 (the “Trust”), which in turn issued notes (the

“securitization notes”) for the par amount of $16,000,000 against the assets in a private placement. The Trust is only permitted to purchase the unguaranteed portion of SBA 7(a) loans, issue asset-backed securities, and make payments on the securities. The Trust issued a single series of securitization notes to pay for the unguaranteed portions it acquired from NSBF and will be dissolved when those securities have been paid in full. The primary source for repayment of the securitization notes is the cash flows generated from the unguaranteed portion of SBA 7(a) loans now owned by the Trust; principal on the securitization notes will be paid by cash flow in excess of that needed to pay various fees related to the operation of the Trust and interest on the debt. The securitization notes have an expected maturity of about five years based on the expected performance of the underlying collateral and structure of the debt and a legal maturity of 30 years from the date of issuance. The assets of the Trust are legally isolated and are not available to pay NSBF’s creditors. NSBF continues to retain rights to cash reserves and all residual interests in the Trust and will receive servicing income. Proceeds from this transaction were used to repay the Capital One, N.A. loan and for general corporate and lending purposes. Because the Company determined that as the primary beneficiary of the Trust it needed to consolidate the Trust into its financial statements, it continues to recognize the securitization notes in Notes payable. The investors and the Trust have no recourse to any of NSBF’s other assets for failure of debtors to pay when due; however, NSBF’s parent, Newtek, has provided a limited guaranty to the investors in the Trust in an amount not to exceed 10% of the original issuance amount (or $1,600,000), to be used after all of the assets of the Trust have been exhausted. The notes were issued with a AA rating from S&P based on the underlying collateral.

In December 2011, NSBF entered into a Supplemental Indenture by which the original $16,000,000 of securitization notes were amended to reflect a new initial principal amount of $12,880,000 as a result of principal payments made, and additional notes were issued in an initial principal amount of $14,899,000, so that the initial aggregate principal amount of all notes as of December 31, 2011 totaled $27,779,000. The notes are backed by approximately $40,500,000 of the unguaranteed portions of loans originated, and includes an additional $5,000,000 to be originated and issued to the Trust by NSBF under the SBA loan program. The notes retained their AA rating under S&P, and the final maturity date of the amended notes is March 22, 2037. The proceeds of the transaction have been and will be used to repay debt and originate new loans.

Tabular Disclosure of Contractual Obligations

The following chart represents Newtek’s obligations and commitments as of December 31, 2011, other than Capco debt repayment discussed above, for future cash payments under debt, lease and employment agreements (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year		1-3 years		3-5 years		More than 5 years
Bank Notes Payable (a)	$13,565	$417	(b)	$11,220	(b)(c)	$1,928	(b)(c)	$—
Securitization Notes Payable (d)	26,368	—		—		—		26,368
Operating Leases	11,377	3,816		5,287		1,516		758
Employment Agreements	295	295		—		—		—

Totals	$51,605	$4,528		$16,507		$3,444		$27,126

(a)	Interest rates range from 4.25% to 5.75%.
(b)	Includes:

$2,100,000 Capital One note payable over a five year period commencing 2010. As of December 31, 2011, the amount outstanding was approximately $1,424,000.

(c)	Includes:

$12,000,000 Capital One guaranteed line due September 2013, and $15,000,000 Capital One unguaranteed line, which in September 2013, converts to 3 year term. Also includes $10,000,000 Sterling line, which matures in February 2014. As of December 31, 2011, the combined amount outstanding on the Capital One lines were approximately $8,364,000, and the balance outstanding on the Sterling line was $3,777,000.

(d)	Includes:

$27,800,000, or $26,368,000 net of discount, of securitization notes with a legal maturity of 30 years bearing interest at the rate of 3.95%; actual principal payments will be paid by cash flow in excess of that needed to pay various fees related to the operation of the Trust and interest on the debt.

Financing Activities: Capcos

We have deemphasized our Capco business in favor of growing our operating businesses and do not anticipate creating any new Capcos in the foreseeable future.

Overview

A Capco is either a corporation or a limited liability company established in and chartered by one of the nine jurisdictions that currently have authorizing legislation: Alabama, District of Columbia, Florida, Louisiana, Colorado, New York, Texas and Wisconsin (Missouri has an older program which pre-dates the start of our business and in which we do not participate). Aside from seed capital provided by an organizer such as Newtek, a Capco will issue debt and equity instruments exclusively to insurance companies and the Capcos are then authorized under the respective state statutes to make targeted equity or debt investments in companies. In some states, the law permits Capco investments in majority-owned or primarily controlled companies. In others, such as Louisiana, Colorado, Texas and the most recent programs in New York, there are some limitations on the percentage of ownership a Capco may acquire in a qualified business. In conjunction with the Capcos’ investment in these companies, the Capcos may also provide loans to the companies. In most cases, the tax credits provided by the states are equal to the par amount of investment by the insurance companies in the securities of the Capcos, which can be utilized by them generally over a period of four to ten years. These credits are unaffected by the returns or lack of returns on investments made by the Capcos.

Our Capcos had arranged for the repayment of a portion of the Capco notes by The National Union Fire Insurance Company of Pittsburgh and The American International Specialty Lines Insurance Company, both affiliates of Chartis, Inc. As of December 31, 2011, all of the required cash payments have been made by these insurers for all of the Capcos. The balance of the repayment obligations for all of our Capcos will result from the availability to the investors of the state tax credits.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates include:

•	allowance for loan losses;

•	sales and servicing of SBA loans;

•	chargeback reserves;

•	fair value measurement used to value certain financial assets and financial liabilities;

•	valuation of intangible assets and goodwill including the values assigned to acquired intangible assets;

•	stock-based compensation; and

•	income tax valuation allowance.

Management continually evaluates its accounting policies and the estimates it uses to prepare the consolidated financial statements. In general, the estimates are based on historical experience, on information from third-party professionals and on various other sources and assumptions that are believed to be reasonable under the facts and circumstances at the time such estimates are made. The Company’s critical accounting policies are reviewed periodically with the audit committee of the board of directors. Management considers an accounting estimate to be critical if:

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

Revenue Recognition

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

Web hosting revenue: Managed technology solutions revenue is primarily derived from monthly recurring service fees for the use of its web hosting, web design and software support services. Customer set-up fees are billed upon service initiation and are recognized as revenue over the estimated customer relationship period of 2.5 years. Payment for web hosting and related services, excluding cloud plans, is generally received one month to one year in advance. Deferred revenues represent customer payments for web hosting and related services in advance of the reporting period date. Revenue for cloud related services is based on actual consumption used by a cloud customer.

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

Interest and SBA Loan Fees: Interest income on loans is recognized as earned. Loans are placed on non-accrual status if they exceed 90 days past due with respect to principal or interest and, in the opinion of management, interest or principal on individual loans is not collectible, or at such earlier time as management determines that the collectability of such principal or interest is unlikely. Such loans are designated as impaired non-accrual loans. All other loans are defined as performing loans. When a loan is designated as non-accrual, the accrual of interest is discontinued, and any accrued but uncollected interest income is reversed and charged against current operations. While a loan is classified as non-accrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding.

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

Capco Debt Issuance: The Capco notes require, as a condition precedent to the funding of the notes, that insurance be purchased to cover the risks associated with the operation of its Capcos. This insurance has been purchased from Chartis Specialty Insurance Company and National Union Fire Insurance Company of Pittsburgh, both subsidiaries of Chartis, Inc. (“Chartis”), an international insurer. In order to comply with this condition precedent to the funding, the notes closing is structured as follows: (1) the certified investors wire their funds directly into an escrow account; (2) the escrow agent, pursuant to the requirements under the note and escrow agreement, automatically and simultaneously funds the purchase of the insurance contract from the proceeds received. Newtek’s Capco is not entitled to the use and benefit of the net proceeds received until the escrow agent has completed the purchase of the insurance. The Chartis insurance subsidiaries noted above are “A+” credit rated by S&P.

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

Impairment of Goodwill: Management of the Company considers the following to be some examples of important indicators that may trigger an impairment review outside its annual goodwill impairment review: (i) significant under-performance or loss of key contracts acquired in an acquisition relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the acquired assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in our stock price for a sustained period of time; and (vi) regulatory changes. In assessing the recoverability of our goodwill and intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The fair value of an asset could vary, depending upon the estimating method employed, as well as assumptions made. This may result in a possible impairment of the intangible assets and/or goodwill, or alternatively an acceleration in amortization expense. For the years ended December 31, 2011 and 2010, the goodwill was determined to not be impaired.

SBA Loan Held for Investment: For loans that completed funding before October 1, 2010, Loans receivable held for investment are reported at their outstanding unpaid principal balances adjusted for charge-offs, net deferred loan origination costs and the allowance for loan losses. For loans that completed funding on or after October 1, 2010, management elected to fair value Loan receivables held for investment within the fair value hierarchy that prioritizes observable and unobservable inputs utilizing Level 3 unobservable inputs which reflect the Company’s own expectations about the assumptions that market participants would use in pricing the asset (including assumptions about risk). Because there currently is no active secondary market for the unguaranteed portions, the Company uses a combination of trading information from the guaranteed sales, as was previously used to determine the discount on the unguaranteed portions, and the historical performance of NSBF’s loans applied to their outstanding unpaid principal balances. If a loan measured at fair value is subsequently impaired, then the fair value of the loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Because the loans bear interest at a variable rate, NSBF does not have to factor in interest rate risk.

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

Securitization Activities: NSBF engaged in securitizations of the unguaranteed portions of its SBA 7(a) loans. Because the transfer of these assets did not meet the criteria of a sale, these transactions were treated as a secured borrowing. NSBF continues to recognize the assets of the secured borrowing in loans held for investment and recognize the associated financing in Bank notes payable.

SBA Loans Transferred, Subject to Premium Recourse: Effective January 1, 2010, a new accounting standard codified into ASC Topic 860, “Transfers and Servicing,” required for the guaranteed portions transferred that the Company, due to the premium warranty formerly incorporated in SBA Form 1086, establish a new asset entitled “SBA loans transferred, subject to premium recourse” related to the guaranteed portion of SBA 7(a) loans contractually sold but subject to premium recourse and a matching liability until the end of the warranty period. Prior to October 1, 2010, loans transferred in the secondary market, that is the guaranteed portions of SBA 7(a) loans, were carried at cost. For guaranteed portions funded on or after October 1, 2010, management elected to fair value SBA loans transferred, subject to premium recourse within the fair value hierarchy that prioritizes observable and unobservable inputs utilizing Level 2 assets. These inputs include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or have values determined using a pricing model with inputs that are observable in the market. The secondary market for the guaranteed portions is extremely robust with broker dealers acting as primary dealers. NSBF sells regularly into the market and can quickly price its loans for sales. The Company values the guaranteed portion based on market prices equal to the guaranteed loan amount plus a premium that includes both an upfront cash payment (utilizing quoted prices) and the value of a stream of payments representing servicing income received in excess of NSBF’s servicing cost (valued using a pricing model with inputs that are observable in the market).

Contemporaneous with the adoption of this accounting standard the Company elected the fair value option for valuing this new liability, which is captioned in the consolidated financial statements as “Liability on SBA loans transferred, subject to premium recourse at fair value.” At the time, management elected to adopt the fair value option election because it more accurately reflected the economics of the transaction. For liabilities created prior to October 1, 2010 and prior to the adoption of fair value for the loans themselves, within the fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value, the Company utilizes Level 3 unobservable inputs which reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the liability (including assumptions about risk). The Company valued the liability based on the probability of payment given the Company’s history of returning premium: the transferee will receive 100% of the guaranteed portion from either the borrower or the SBA and approximately 3% of the premium amount from the Company. The aforementioned return of premiums is triggered by either the borrower’s prepayment of the loan within 90 days of the transfer settlement date or the borrower’s default within 275 days of the settlement date on loans where any of the borrower’s first three payments were delinquent.

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

After February 7, 2011, the new SBA Form 1086 allowed the Company to recognize premium income concurrent with the trade date, as was done prior to January 1, 2010. As a result, the balances at December 31, 2010 in “Liability on SBA loans transferred, subject to premium recourse” decreased throughout 2011 with the liability reaching zero at December 31, 2011.

Sales and Servicing of SBA Loans: NSBF originates loans to customers under the SBA program that generally provides for SBA guarantees of 50% to 85% of each loan, with 90% under a previous government stimulus program, subject to a maximum guarantee amount. This guaranteed portion is generally sold to a third party via an SBA regulated secondary market transaction for a price equal to the guaranteed loan amount plus a premium that includes both an upfront cash payment and the fair value of future net servicing income and NSBF retains the unguaranteed principal portion in its own portfolio. Prior to October 1, 2010, NSBF recognized the revenue item “Premium on loan sales” net of capitalized loan expenses and the discount on the retained unguaranteed portion; subsequent to the adoption of fair value of SBA 7(a) loans on October 1, 2010, NSBF recognizes premium on loan sales as equal to the cash premium plus the fair value of the servicing income. Revenue is recognized on the trade date of the guaranteed portion, except as described below.

Prior to February 7, 2011, SBA Form 1086 required as part of the transferor’s representations and warranties that the transferor repay any premium received from the transferee if either the SBA 7(a) loan borrower prepays the loan within 90 days of the transfer settlement date or fails to make one of its first three loan payments after the settlement date in a timely fashion and then proceeds to default within 275 days of the settlement date. Based on management’s best estimate and considering historical prepayment performance of the loan portfolio, the Company took the position that the premium was fully recognized at trade date, and a provision against the premium was not required at the time of the sale. However, effective January 1, 2010, ASC Topic 860, “Transfers and Servicing,” precludes sale treatment of the transferred guaranteed portions during this warranty period; rather NSBF was required to account for this as a financing arrangement with the transferee. Until the warranty period expires, such transferred loans were classified as “SBA Loans Transferred, subject to premium recourse” with a matching liability “Liability on SBA Loans Transferred, subject to premium recourse.” At the expiration of the warranty period, the sale of the guaranteed portions of these loans as well as the corresponding gain is recognized, and the asset and liability eliminated.

Upon recognition of each loan sale, the Company retains servicing responsibilities and receives servicing fees of a minimum of 1% of the guaranteed loan portion sold. The Company is required to estimate its adequate servicing compensation in the calculation of its servicing asset. The purchasers of the loans have no recourse to the Company for failure of customers to pay amounts contractually due. The Company separately recognizes at fair value any servicing assets or servicing liabilities first, and then allocates the previous carrying amount between the assets sold and the interests that continue to be held by it (the unguaranteed portion of the loan) based on their relative fair values at the date of transfer. The difference between the proceeds received and the allocated carrying value of the financial assets sold is recognized as a gain on sale of loans.

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

Management’s impairment analysis indicated no valuation adjustment for 2011 and 2010.

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

New Accounting Standards

On July 21, 2010, the Financial Standards Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This standard is effective for interim and annual reporting periods after December 15, 2010. The adoption did not have a material impact on the Company because the Company already includes the necessary disclosures in its financial statements.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” which defers the effective date related to the disclosures required in ASU No. 2010-20, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring. As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU had no impact on the Company’s consolidated statements of operations and balance sheets.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. This standard became effective for interim and annual reporting periods beginning on or after June 15, 2011. The Company has adopted ASU No. 2011-02 and the adoption did not have a material impact on its consolidated statements of operations and balance sheets.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends the current fair value measurement and disclosure guidance of ASC Topic 820 “Fair Value Measurement” to include increased transparency around valuation inputs and investment categorization. The guidance provided in ASU No. 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. This standard is not expected to have a material impact on the Company’s consolidated statements of operations and balance sheets.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350),” to allow entities to use a qualitative approach to test goodwill for impairment and permit an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This standard was effective for interim and annual reporting periods beginning on or after December 15, 2011. This standard is not expected to have a material impact on the Company’s consolidated statements of operations and balance sheets.

Subsequent Events

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

We do not have significant exposure to changing interest rates on invested cash which was approximately $25,429,000 at December 31, 2011. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions with ratings from S&P of A- or better. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of December 31, 2011, cash deposits in excess of FDIC and SIPC insurance totaled approximately $1,713,000 and funds held in U.S. Treasury only money market funds or equivalents in excess of SIPC insurance totaled approximately $3,448,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and related notes begin on Page F-1, which are included in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

For the two years ended 2010 and 2011, there have been no changes in or disagreements with accountants on accounting and financial disclosure.

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

(b) Change in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our assessment, we have concluded that Newtek Business Services, Inc. maintained effective internal control over financial reporting as of December 31, 2011, based on criteria in Internal Control-Integrated Framework issued by the COSO. As a smaller reporting company, the effectiveness of Newtek Business Services, Inc.’s internal control over financial reporting is not required to be audited by our independent registered public accounting firm.

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

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2012 Annual Meeting of Stockholders to be held later this year.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2012 Annual Meeting of Stockholders to be held later this year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2012 Annual Meeting of Stockholders to be held later this year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2012 Annual Meeting of Stockholders to be held later this year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2012 Annual Meeting of Stockholders to be held later this year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial Statements.

(a)(2)	Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Newtek Business Services, Inc., as amended (Incorporated by reference herein to Exhibit 3.1 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010).

3.2	Bylaws of Newtek Business Services, Inc. (Incorporated by reference to Exhibit 3.2 to Newtek’s Registration Statement on Form S-4, No. 333-115615, filed August 11, 2000).

10.1	Employment Agreement with Barry Sloane, dated March 15, 2011, (Incorporated by reference to Exhibit 10.1.2 to Newtek’s Annual Report on Form 10-K for the year ended December 31, 2010, filed March 17, 2011).

10.2	Employment Agreement with Craig J. Brunet, dated March 15, 2011 (Incorporated by reference to Exhibit 10.2.2 to Newtek’s Annual Report on Form 10-K for the year ended December 31, 2010, filed March 17, 2011).

10.3	Employment Agreement with Seth A. Cohen, dated March 15, 2011 (Incorporated by reference to Exhibit 10.3.2 to Newtek’s Annual Report on Form 10-K for the year ended December 31, 2010, filed March 17, 2011).

10.4	Lease and Master Services Agreement dated March 15, 2007 between CrystalTech Web Hosting, Inc. and i/o Data Centers (Incorporated by reference to Exhibit 10.4 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 15, 2007).

10.5.1	Loan and Security Agreement, dated as of April 30, 2010, between CrystalTech Web Hosting, Inc., Newtek Small Business Finance, Inc. and Capital One, N.A. (Incorporated by reference herein to Exhibit 10.16.1 to Newtek’s Current Report on Form 8-K, filed May 4, 2010).

10.5.2	Guaranty of Payment and Performance, dated as of April 30, 2010, between Newtek Business Services, Inc. and Capital One Bank, N.A. (Incorporated by reference herein to Exhibit 10.16.2 to Newtek’s Current Report on Form 8-K, filed May 4, 2010).

10.6.1	Newtek Business Services, Inc. 2010 Stock Incentive Plan (Incorporated by reference herein to Exhibit 10.17 to Newtek’s Current Report on Form 8-K, filed June 14, 2010).

10.6.2	Form of ISO Stock Option Agreement for Newtek’s 2010 Stock Incentive Plan (Incorporated by reference herein to Exhibit 10.17.2 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010).

10.6.3	Form of Non-ISO Stock Option Agreement for Newtek’s 2010 Stock Incentive Plan (Incorporated by reference herein to Exhibit 10.17.3 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010).

10.6.4	Form of Stock Appreciation Rights Agreement for Newtek’s 2010 Stock Incentive Plan (Incorporated by reference herein to Exhibit 10.17.4 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010.

10.6.5	Form of Restricted Share Award Agreement for Newtek’s 2010 Stock Incentive Plan (Incorporated by reference herein to Exhibit 10.17.5 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010.)

10.7.1	Loan and Security Agreement, dated as of December 15, 2010, between Newtek Small Business Finance, Inc. and Capital One Bank, N.A. (Incorporated by reference herein to Exhibit 10.18.1 to Newtek’s Current Report on Form 8-K, filed December 20, 2010, as amended on March 2, 2011).

10.7.2	Guaranty Agreement, dated as of December 15, 2010, between Newtek Business Services, Inc. and Capital One Bank, N.A. (Incorporated by reference herein to Exhibit 10.18.2 to Newtek’s Current Report on Form 8-K, filed December 20, 2010, as amended on March 2, 2011).

10.7.3	Amended and Restated Loan and Security Agreement, dated as of June 16, 2011, by and between Newtek Small Business Finance, Inc. and Capital One, N.A. (Incorporated by reference herein to Exhibit 10.8.3 to Newtek’s Current Report on Form 8-K, filed June 21, 2011).

10.7.4	Amended and Restated Guaranty of Payment and Performance, dated as of June 16, 2011, by and between Newtek Business Services, Inc., and Capital One, N.A. (Incorporated by reference herein to Exhibit 10.8.4 to Newtek’s Current Report on Form 8-K, filed June 21, 2011).

10.7.5	Amendment to Loan Documents, dated October 6, 2011, by and among Newtek Small Business Finance, Inc., Capital One Bank, N.A. and each of the guarantors listed on the signature pages thereto (Incorporated by reference herein to Exhibit 10.8.5 to Newtek’s Current Report on Form 8-K, filed October 11, 2011).

10.8.1	Newtek Small Business Loan Trust Class A Notes, dated December 22, 2010 (Incorporated by reference herein to Exhibit 10.19.1 to Newtek’s Current Report on Form 8-K, filed December 23, 2010).

10.8.2	Amended Newtek Small Business Loan Trust Class A Notes, dated December 29, 2011 (Incorporated by reference herein to Exhibit 10.19.2 to Newtek’s Current Report on Form 8-K, filed January 5, 2012).

10.8.3	Additional Newtek Small Business Loan Trust Class A Notes, dated December 29, 2011 (Incorporated by reference herein to Exhibit 10.19.3 to Newtek’s Current Report on Form 8-K, filed January 5, 2012).

10.9.1	Loan and Security Agreement, dated as of February 28, 2011, by and between CDS Business Services, Inc. and Sterling National Bank (Incorporated by reference herein to Exhibit 10.10.1 to Newtek’s Current Report on Form 8-K, filed March 3, 2011).

10.9.2	Guaranty, dated as of February 28, 2011, by and between Newtek Business Services, Inc. and Sterling National Bank (Incorporated by reference herein to Exhibit 10.10.2 to Newtek’s Current Report on Form 8-K, filed March 3, 2011).

21.1	Subsidiaries of the Registrant filed herewith.

23.1	Consent of J.H. Cohn LLP filed herewith.

31.1	Certification by Principal Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as amended filed herewith.

31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as amended filed herewith.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

XBRL Taxonomy

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: March 19, 2012	By:	/S/ BARRY SLOANE
Barry Sloane
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 19, 2012	By:	/S/ JENNIFER EDDELSON
Jennifer Eddelson
Chief Accounting Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BARRY SLOANE	Chairman of the Board, President,	March 19, 2012
Barry Sloane	Chief Executive Officer and Secretary
(Principal Executive Officer)

/S/ JENNIFER EDDELSON	Chief Accounting Officer	March 19, 2012
Jennifer Eddelson	(Principal Financial Officer and Principal Accounting Officer)

/S/ DAVID C. BECK	Director	March 19, 2012
David C. Beck

/S/ SALVATORE MULIA	Director	March 19, 2012
Salvatore Mulia

/S/ SAMUEL KIRSCHNER	Director	March 19, 2012
Samuel Kirschner

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Newtek Business Services, Inc.

We have audited the accompanying consolidated balance sheets of Newtek Business Services, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Newtek Business Services, Inc. and Subsidiaries as of December 31, 2011 and 2010, and their results of operations and cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, in 2010, the Company used the fair value option to change its method of accounting for valuing its liability on SBA loans transferred, subject to premium recourse; SBA loans held for investment; SBA loans held for sale; and SBA loans transferred, subject to premium recourse.

/s/ J.H. Cohn LLP

Jericho, New York
March 19, 2012

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In Thousands, except for Per Share Data)

	2011	2010	2009

Operating revenues	$125,339	$112,719	$105,711

Net change in fair value of:
SBA loans	(5,493)	3,494	—
Credits in lieu of cash and notes payable in credits in lieu of cash	(131)	38	900

Total net change in fair value	(5,624)	3,532	900

Operating expenses:
Electronic payment processing costs	69,145	68,187	58,312
Salaries and benefits	21,042	19,391	18,375
Interest	3,416	4,479	10,350
Depreciation and amortization	3,955	4,709	5,847
Provision for loan losses	763	1,909	1,833
Lease restructuring charges	990	—	—
Other general and administrative costs	18,132	16,699	15,896

Total operating expenses	117,443	115,374	110,613

Income (loss) before income taxes	2,272	877	(4,002)
Benefit for income taxes	1,097	418	2,593

Net income (loss)	3,369	1,295	(1,409)
Net loss attributable to non-controlling interests	112	144	980

Net income (loss) attributable to Newtek Business Services, Inc.	$3,481	$1,439	$(429)

Weighted average common shares outstanding

Basic	35,706	35,655	35,644

Diluted	36,073	35,801	35,644

Basic and diluted income (loss) per share	$0.10	$0.04	$(0.01)

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

(In Thousands, except for Per Share Data)

	2011	2010
ASSETS
Cash and cash equivalents	$11,363	$10,382
Restricted cash	14,066	10,747
Broker receivable	4,911	12,058
SBA loans held for investment, net (includes $15,217 and $19,092, respectively related to securitization trust VIE; net of reserve for loan losses of $2,900 and $3,559, respectively)	18,555	23,742
SBA loans held for investment, at fair value (includes $19,617 and $—, respectively, related to securitization trust VIE)	21,857	2,310
Accounts receivable (net of allowance of $308 and $193, respectively)	10,493	9,990
SBA loans held for sale, at fair value	2,198	1,014
Prepaid expenses and other assets, net (includes $1,211 and $866, respectively, related to securitization trust VIE)	11,762	7,809
Servicing assets (net of accumulated amortization and allowances of $5,964 and $5,189, respectively)	3,420	2,225
Fixed assets (net of accumulated depreciation and amortization of $16,463 and $14,719, respectively)	2,853	3,210
Intangible assets (net of accumulated amortization of $13,226 and $11,874, respectively)	1,420	2,753
SBA loans transferred, subject to premium recourse ($— and $21,212 at fair value, respectively)	—	31,189
Credits in lieu of cash	16,948	35,494
Goodwill	12,092	12,092
Deferred tax asset, net	72	—

Total assets	$132,010	$165,015

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$14,196	$10,321
Bank notes payable	13,565	12,949
Note payable – Securitization trust	26,368	15,104
Deferred revenue	1,634	1,768
Liability on SBA loans transferred, subject to premium recourse, at fair value	—	30,783
Notes payable in credits in lieu of cash	16,948	35,494
Deferred tax liability, net	—	3,002

Total liabilities	72,711	109,421

Commitments and contingencies
Equity:
Newtek Business Services, Inc stockholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, 36,701 issued; 35,702 and 35,666 outstanding, respectively, not including 83 shares held in escrow)	734	734
Additional paid-in capital	57,960	57,650
Retained earnings (accumulated deficit)	45	(3,436)
Treasury stock, at cost (999 and 1,035 shares, respectively)	(620)	(663)

Total Newtek Business Services, Inc. stockholders’ equity	58,119	54,285
Non-controlling interests	1,180	1,309

Total equity	59,299	55,594

Total liabilities and equity	$132,010	$165,015

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In Thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Number of Shares of Treasury Stock	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2008	36,667	$733	$58,232	$(4,545)	1,026	$(649)	$2,308	$56,079
Issuance of common stock	7	—	—	—	—	—	—	—
Stock-based compensation	—	—	128	—	—	—	—	128
Purchase of treasury shares	—	—	—	—	3	(1)	—	(1)
Cancellation of treasury shares	—	—	(1)	—	(3)	1	—	—
Distributions	—	—	—	—	—	—	(44)	(44)
Paid in capital in excess of par, upon acquisition of subsidiary minority interest	—	—	(331)	—	—	—	331	—
Dividends paid - $0.02 per share	—	—	(726)	—	—	—	—	(726)
Net loss	—	—	—	(429)	—	—	(980)	(1,409)

Balance at December 31, 2009	36,674	$733	$57,302	$(4,974)	1,026	$(649)	$1,615	$54,027
Stock-based compensation	—	—	77	—	—	—	—	77
Grant of restricted stock award	—	—	4	—	—	—	—	4
Option exercise	27	1	25	—	9	(14)	—	12
Expiration of subsidiary non-controlling interest warrants	—	—	242	—	—	—	(262)	(20)
Cumulative-effect adjustment, deconsolidation of OnLAN, LLC	—	—	—	99	—	—	—	99
Non-controlling interest contribution	—	—	—	—	—	—	100	100
Net income	—	—	—	1,439	—	—	(144)	1,295

Balance at December 31, 2010	36,701	$734	$57,650	$(3,436)	1,035	$(663)	$1,309	$55,594
Issuance of treasury shares	—	—	27	—	(49)	59	—	86
Purchase of treasury shares	—	—	—	—	13	(16)	—	(16)
Grant of restricted stock award	—	—	479	—	—	—	—	479
Buyout of non-controlling interest	—	—	(196)	—	—	—	(17)	(213)
Net income	—	—	—	3,481	—	—	(112)	3,369

Balance at December 31, 2011	36,701	$734	$57,960	$45	999	$(620)	$1,180	$59,299

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In Thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$3,369	$1,295	$(1,409)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from tax credits	(1,390)	(2,380)	(7,837)
Accretion of interest expense	1,259	2,418	8,738
Fair value adjustments on SBA loans	5,493	(3,494)	—
Fair value adjustment of credits in lieu of cash and notes payable in credits in lieu of cash	131	(38)	(900)
Gain on sale/recovery of investments	—	—	(1,117)
Deferred income taxes	(2,775)	(633)	(1,710)
Depreciation and amortization	3,955	4,709	5,847
Provision for loan losses	763	1,909	1,833
Lease restructuring charges	990	—	—
Other, net	394	1,032	660
Changes in operating assets and liabilities:
Originations of SBA loans held for sale	(74,546)	(782)	(14,390)
Originations of SBA loans transferred, subject to premium recourse	(274)	(30,752)	—
Originations of SBA loans, achieving sale status	—	(25,983)	—
Proceeds from originations of SBA loans, achieving sale status	—	25,983	20,323
Proceeds from sale of SBA loans held for sale	73,871	—	—
Proceeds from sale of SBA loans, achieving sale status	27,855	—	—
Liability on SBA loans transferred, subject to premium recourse	(30,783)	34,094	—
Broker receivable	7,148	(5,591)	(6,103)
Accounts receivable	(513)	(4,982)	136
Prepaid expenses, accrued interest receivable and other assets	(3,093)	(45)	706
Accounts payable, accrued expenses and deferred revenue	2,538	1,849	(1,154)
Other, net	(2,987)	(817)	(495)

Net cash provided by (used in) operating activities	11,405	(2,208)	3,128

Cash flows from investing activities:
Investments in qualified businesses	—	—	(428)
Returns of investments in qualified businesses	242	238	2,514
Purchase of fixed assets and customer merchant accounts	(1,498)	(2,075)	(1,764)
SBA loans originated for investment, net	(22,269)	(8,244)	(2,111)
Payments received on SBA loans	4,672	3,212	3,489
Proceeds from sale of SBA loans held for investment	—	—	517
Change in restricted cash	1,401	533	1,183
Purchase of non-controlling interest	(196)	—	—

Net cash (used in) provided by investing activities	(17,648)	(6,336)	3,400

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In Thousands)

	2011	2010	2009
Cash flows from financing activities:
Net borrowings (repayments) on bank lines of credit	$1,033	$(3,107)	$(9,700)
Proceeds from bank term note payable	—	12,500	—
Payments on bank term note payable	(417)	(12,743)	—
Issuance of senior notes, net of issuance costs	13,513	14,510	—
Change in restricted cash due to debt refinancing	(750)	—	—
Change in restricted cash related to securitization	(2,954)	(4,161)	—
Payments on senior notes	(2,821)	(299)	—
Dividends paid	—	—	(726)
Purchase of treasury shares	(16)	—	—
Other, net	(364)	(355)	(373)

Net cash provided by (used in) financing activities	7,224	6,345	(10,799)

Net increase (decrease) in cash and cash equivalents	981	(2,199)	(4,271)
Cash and cash equivalents—beginning of year	10,382	12,581	16,852

Cash and cash equivalents—end of year	$11,363	$10,382	$12,581

Supplemental disclosure of cash flow activities:
Cash paid for interest	$1,346	$1,289	$1,286

Cash paid for taxes	$1,280	$388	$752

Non-cash investing and financing activities:
Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$19,482	$21,181	$28,902

Refinance of line of credit to term loan	$—	$2,083	$—

Additional paid in capital, upon acquisition of subsidiaries non-controlling interests	$—	$236	$331

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

The consolidated financial statements of Newtek Business Services, Inc., its Subsidiaries and consolidated entities (the “Company” or “Newtek”) have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and include all wholly- and majority-owned subsidiaries, and several portfolio companies in which the Capcos own non-controlling interest, or those variable interest entities of which Newtek is considered to be the primary beneficiary. All inter-company balances and transactions have been eliminated in consolidation. Non-controlling interests (previously shown as minority interests) are reported below net income (loss) under the heading “Net loss attributable to non-controlling interests” in the consolidated statements of operations and shown as a component of equity in the consolidated balance sheets. See New Accounting Standards for further discussion.

Non-controlling interests

Non-controlling interests in results of operations of consolidated variable interest entities and majority-owned subsidiaries represents the non-controlling members’ share of the earnings or loss of the consolidated variable interest entities and majority-owned subsidiaries. The non-controlling interest in the consolidated balance sheet reflects the original investment by these non-controlling members, along with their proportional share of earnings or losses.

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

Revenue Recognition

The Company operates in a number of different segments. Revenues are recognized as services are rendered as follows:

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

The Company also derives revenues from acting as independent sales offices (“ISO”) for third-party processors (“residual revenue”) and from the sale of credit and debit card devices. Residual revenue is recognized monthly and revenues derived from sales of equipment are recognized at the time of shipment to the merchant.

Web hosting revenue: Managed technology solutions revenue is primarily derived from monthly recurring service fees for the use of its web hosting, web design and software support services. Customer set-up fees are billed upon service initiation and are recognized as revenue over the estimated customer relationship period of 2.5 years. Payment for web hosting and related services, excluding cloud plans, is generally received one month to one year in advance. Deferred revenues represent customer payments for web hosting and related services in advance of the reporting period date. Revenue for cloud related services is based on actual consumption used by a cloud customer.

Income from tax credits: Following an application process, a state will notify a company that it has been certified as a Capco. The state then allocates an aggregate dollar amount of tax credits to the Capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the Capco. The Capco is legally entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements and corresponding non-recapture percentages. At December 31, 2011, the Company had Capcos in five states and the District of Columbia. Each statute requires that the Capco invest a threshold percentage of Certified Capital in Qualified Businesses within the time frames specified. As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco program. Such a disqualification, or “decertification” as a Capco results in a recapture of all or a portion of the allocated tax credits; the proportion of the recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks.

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

Sales and Servicing of SBA Loans: NSBF originates loans to customers under the SBA program that generally provides for SBA guarantees of 50% to 85% of each loan, with 90% under a previous government stimulus program, subject to a guaranteed portion of each loan. This guaranteed portion is generally sold to a third party via an SBA regulated secondary market transaction for a price equal to the guaranteed loan amount plus a premium that includes both an upfront cash payment and the fair value of future net servicing income, and NSBF retains the unguaranteed principal portion in its own portfolio. Prior to October 1, 2010, NSBF recognized the revenue item “Premium on loan sales” net of capitalized loan expenses and the discount on the retained unguaranteed portion; subsequent to the adoption of fair value of SBA 7(a) loans on October 1, 2010, NSBF recognizes premium on loan sales as equal to the cash premium plus the fair value of the servicing income. Revenue is recognized on the trade date of the guaranteed portion, except as described below.

Prior to February 7, 2011, SBA Form 1086 required as part of the transferor’s representations and warranties that the transferor repay any premium received from the transferee if either the SBA 7(a) loan borrower prepays the loan within 90 days of the transfer settlement date or fails to make one of its first three loan payments after the settlement date in a timely fashion and then proceeds to default within 275 days of the settlement date. Based on management’s best estimate and considering historical prepayment performance of the loan portfolio, the Company took the position that the premium was fully recognized at trade date, and a provision against the premium was not required at the time of the sale. However, effective January 1, 2010, Accounting Standards Codification (“ASC”) Topic 860, “Transfers and Servicing,” precludes sale treatment of the transferred guaranteed portions during this warranty period; rather NSBF was required to account for this as a financing arrangement with the transferee. Until the warranty period expires, such transferred loans were classified as “SBA Loans Transferred, subject to premium recourse” with a matching liability “Liability on SBA Loans Transferred, subject to premium recourse.” At the expiration of the warranty period, the sale of the guaranteed portions of these loans as well as the corresponding gain is recognized, and the asset and liability eliminated. After February 7, 2011, the new SBA Form 1086 form allows the Company to recognize premium income concurrent with the date of transfer, as was done prior to January 1, 2010. As a result, the balances at December 31, 2011 in “SBA loans transferred, subject to premium recourse” and “Liability on SBA loans transferred, subject to premium recourse” decreased to zero.

Upon recognition of each loan sale, the Company retains servicing responsibilities and receives servicing fees of a minimum of 1% of the guaranteed loan portion sold. The Company is required to estimate its adequate servicing compensation in the calculation of its servicing asset. The purchasers of the loans have no recourse to the Company for failure of customers to pay amounts contractually due. The Company separately recognizes at fair value any servicing assets or servicing liabilities first, and then allocates the previous carrying amount between the assets sold and the interests that continue to be held by it (the unguaranteed portion of the loan) based on their relative fair values at the date of transfer. The difference between the proceeds received and the allocated carrying value of the financial assets sold is recognized as a gain on sale of loans.

Subsequent measurements of each class of servicing assets and liabilities may use either the amortization method or the fair value measurement method. NSBF has chosen to apply the amortization method to its servicing asset, amortizing the asset in proportion to, and over the period of, the estimated future net servicing income on the underlying sold guaranteed portion of the loans and assessing the servicing asset for impairment based on fair value at each reporting date. In the event future prepayments are significant or impairments are incurred and future expected cash flows are inadequate to cover the unamortized servicing assets, additional amortization or impairment charges would be recognized. In evaluating and measuring impairment of servicing assets, NSBF stratifies its servicing assets based on year of loan and loan term which are the key risk characteristics of the underlying loan pools. The Company uses an independent valuation specialist to estimate the fair value of the servicing asset by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that NSBF believes market participants would use for similar assets. If NSBF determines that the impairment for a stratum is temporary, a valuation allowance is recognized through a charge to current earnings for the amount the amortized balance exceeds the current fair value. If the fair value of the stratum were to later increase, the valuation allowance may be reduced as a recovery. However, if NSBF determines that impairment for a stratum of loans is other than temporary, the value of the servicing asset and any related valuation allowance is written-down.

Interest and SBA Loan Fees: Interest income on loans is recognized as earned. Loans are placed on non-accrual status if they are over 90 days past due with respect to principal or interest and, in the opinion of management, interest or principal on individual loans is not collectible, or at such earlier time as management determines that the collectability of such principal or interest is unlikely.

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

Other income: Other income represents revenues generated by NBC, as well as revenues derived from operating units that cannot be aggregated with other business segments, and one-time recoveries or gains on qualified investments. Revenue is recorded when there is pervasive evidence of an agreement, the related fees are fixed, the service and/or product has been delivered, and the collection of the related receivable is assured. Other income particular to NBC includes the following components:

•

Receivable fees: Receivable fees are derived from the funding (purchase) of receivables from finance clients. NBC recognizes the revenue on the date the receivables are purchased at a percentage of face value as agreed to by the client. The Company also has arrangements with certain of its clients whereby it purchases the client’s receivables and charges interest at a specified rate based on the amount of funds advanced against such receivables. The funds provided are collateralized by the receivables and the interest income is recognized as earned.

•

Late fees: Late fees are derived from receivables NBC has purchased that have gone over a certain period (usually over 30 days) without payment. The client or the client’s customer is charged a late fee according to the agreement with the client and NBC records the fees as income in the month in which such receivable becomes past due.

•	Billing fees: Billing fees are derived from billing-only (non-finance) clients. These fees are recorded when earned, which occurs when the service is rendered.

•

Other fees: These fees include annual fees, due diligence fees, termination fees, under minimum fees, and other fees including finance charges, supplies sold to clients, NSF fees, wire fees and administration fees. These fees are charged upon funding, takeovers or liquidation of finance clients. NBC also receives commission revenue from various sources.

The detail of total operating revenues included in the consolidated statements of operations is as follows for the years ended:

(In thousands):	2011	2010	2009
Electronic payment processing	$82,475	$80,920	$69,654
Web hosting	19,183	19,164	18,846
Interest income	2,629	1,903	1,735
Income from tax credits	1,390	2,380	7,837
Premium on loan sales	12,468	2,428	1,652
Servicing fee	3,101	2,568	1,625
Insurance commissions	1,071	886	811
Other income	3,022	2,470	3,551

Totals	$125,339	$112,719	$105,711

Electronic Payment Processing Costs

Electronic payment processing costs consist principally of costs directly related to the processing of merchant sales volume, including interchange fees, VISA® and MasterCard® dues and assessments, bank processing fees and costs paid to third-party processing networks. Such costs are recognized at the time the merchant transactions are processed or when the services are performed. Two of the most significant components of electronic processing expenses include interchange and assessment costs, which are set by the credit card associations. Interchange costs are passed on to the entity issuing the credit card used in the transaction and assessment costs are retained by the credit card associations. Interchange and assessment fees are billed primarily as a percent of dollar volume processed and, to a lesser extent, as a per transaction fee. Electronic payment processing costs also include residual expenses, which are paid to third-party sales referral sources under various formulae as contracted. These are generally linked to revenues derived from merchants successfully referred and that begin using the Company for merchant processing services. Such residual expenses are recognized in the Company’s consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held almost exclusively at financial institutions with ratings from S&P of A- or better. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of December 31, 2011, cash deposits in excess of FDIC deposit insurance and SIPC insurance totaled approximately $1,713,000 and funds held in U.S. Treasury only money market funds or equivalents in excess of SIPC insurance totaled approximately $3,448,000.

Restricted Cash

Restricted cash includes cash collateral relating to a letter of credit; monies due on SBA loan-related remittances and insurance premiums received by the Company and due to third parties; cash held by the Capcos restricted for use in managing and operating the Capco, making qualified investments and for the payment of income taxes; cash held in a pre-funding account which will be used to purchase future unguaranteed portions of SBA 7(a) loans, cash reserves and prepaid interest associated with the securitization, cash held for our payroll clients waiting to be remitted to their employees or taxing authority and a cash account maintained as a reserve against electronic payment processing chargeback losses. Following is a summary of restricted cash by segment:

(In thousands):	2011	2010
Electronic payment processing	$284	$—
Small business finance	9,107	5,221
All other	110	86
Corporate activities	1,064	312
Capcos	3,501	5,128

Totals	$14,066	$10,747

Broker Receivable

Broker receivable represents amounts due from third parties for loans held for sale which have been traded at year end but have not yet settled.

Purchased Receivables

Purchased receivables are recorded at the point in time when cash is released to the seller. A majority of the receivables purchased have recourse and are charged back to the seller if aged over 60, 90 or 120 days, depending on contractual agreements. Purchased receivables are included in accounts receivable on the accompanying consolidated balance sheets.

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

The allowance consists of specific and general components. The specific component relates to clients’ aggregate net balance that is classified as doubtful. The general component covers non-classified balances and is based on historical loss experience.

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

Investments in Qualified Businesses

The various interests that the Company’s Capcos acquire in its qualified investments are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company’s voting interest or the economics of the transaction if the investee is determined to be a variable interest entity.

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

The Company’s debt and equity investments have substantially been made with funds available to Newtek through the Capco programs. These programs generally require that each Capco meet a minimum investment benchmark within five years of initial funding. In addition, any funds received by a Capco as a result of a debt repayment or equity return may, under the terms of the Capco programs, be reinvested and counted towards the Capco’s minimum investment benchmarks.

SBA Loans Held for Investment

For loans that completed funding before October 1, 2010, Loans receivable held for investment are reported at their outstanding unpaid principal balances adjusted for charge-offs, net deferred loan origination costs and the allowance for loan losses. For loans that completed funding on or after October 1, 2010, management elected to fair value Loan receivables held for investment within the fair value hierarchy that prioritizes observable and unobservable inputs utilizing Level 3 unobservable inputs which reflect the Company’s own expectations about the assumptions that market participants would use in pricing the asset including assumptions about risk (see Note 3). Because there currently is no active secondary market for the unguaranteed portions, the Company uses a combination of trading information from the guaranteed sales, as was previously used to determine the discount on the unguaranteed portions, and the historical performance of NSBF’s loans applied to their outstanding unpaid principal balances. If a loan measured at fair value is subsequently impaired, then the fair value of the loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Because the loans bear interest at a variable rate, NSBF does not factor in interest rate risk.

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

Loans funded on or after October 1, 2010 are recorded at fair value. Changes in the value of such loans, whether performing or impaired, are reported as a net change in the fair value of SBA loans held for investment in the consolidated statement of operations.

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

Securitization Activities

NSBF engaged in a securitization of the unguaranteed portions of its SBA 7(a) loans. Because the transfer of these assets did not meet the criteria of a sale for accounting purposes, it was treated as a secured borrowing. NSBF continues to recognize the assets of the secured borrowing in Loans held for investment and the associated financing in Notes payable on the consolidated balance sheets.

SBA loans transferred, subject to premium recourse

Effective January 1, 2010, a new accounting standard codified into ASC Topic 860, “Transfers and Servicing,” required for the guaranteed portions transferred that the Company, due to the premium warranty formerly incorporated in SBA Form 1086 (see the discussion above), establish a new asset entitled “SBA loans transferred, subject to premium recourse” related to the guaranteed portion of SBA 7(a) loans contractually sold but subject to premium recourse and a matching liability until the end of the warranty period. Prior to October 1, 2010, loans transferred in the secondary market, that is the guaranteed portions of SBA 7(a) loans, were carried at cost. For guaranteed portions funded on or after October 1, 2010, management elected to fair value SBA loans transferred, subject to premium recourse within the fair value hierarchy that prioritizes observable and unobservable inputs utilizing Level 2 assets. These inputs include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or have values determined using a pricing model with inputs that are observable in the market. The secondary market for the guaranteed portions is extremely robust with broker dealers acting as primary dealers. NSBF sells regularly into the market and can quickly price its loans for sales. The Company values the guaranteed portion based on market prices equal to the guaranteed loan amount plus a premium that includes both an upfront cash payment (utilizing quoted prices) and the value of a stream of payments representing servicing income received in excess of NSBF’s servicing cost (valued using a pricing model with inputs that are observable in the market).

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets deemed to have an indefinite life are not amortized and are subject to impairment tests, at least annually. Other intangible assets with finite lives are amortized over their useful lives ranging from 18 to 66 months, and evaluated as discussed in Note 10.

The Company considers the following to be some examples of indicators that may trigger an impairment review outside its annual impairment review: (i) significant under-performance or loss of key contracts acquired in an acquisition relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the acquired assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. In assessing the recoverability of the Company’s goodwill and intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These include estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company, the useful life over which cash flows will occur, and determination of the Company’s cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and conclusions on goodwill impairment.

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

The Company’s U.S. Federal and state income tax returns prior to fiscal year 2007 are closed, and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” which defers the effective date related to the disclosures required in ASU No. 2010-20, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring. As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU had no impact on the Company’s consolidated statements of operations and balance sheets.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. This standard became effective for interim and annual reporting periods beginning on or after June 15, 2011. The Company has adopted ASU No. 2011-02 and the adoption did not have a material impact on its consolidated statements of operations and balance sheets.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends the current fair value measurement and disclosure guidance of ASC Topic 820 “Fair Value Measurement” to include increased transparency around valuation inputs and investment categorization. The guidance provided in ASU No. 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. This standard is not expected to have a material impact on the Company’s consolidated statements of operations and balance sheets.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350),” to allow entities to use a qualitative approach to test goodwill for impairment and permit an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This standard was effective for interim and annual reporting periods beginning on or after December 15, 2011. This standard is not expected to have a material impact on the Company’s consolidated statements of operations and balance sheets.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2011 are as follows (in thousands):

	Fair Value Measurements Using:

	Total	Level 1	Level 2	Level 3

Assets:

Credits in lieu of cash	$16,948	$—	$16,948	$—

Liabilities:

Notes payable in credits in lieu of cash	$16,948	$—	$16,948	$—

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2010 are as follows (in thousands):

	Fair Value Measurements Using:

	Total	Level 1	Level 2	Level 3

Assets:

Credits in lieu of cash	$35,494	$—	$35,494	$—

Liabilities:

Notes payable in credits in lieu of cash	$35,494	$—	$35,494	$—

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

On December 31, 2010, the yield on the Chartis Note Basket was 4.38%. As of December 31, 2011, the date the Company revalued the asset and liability, the yields on the Chartis notes averaged 5.53% reflecting changes in interest rates in the marketplace. This increase in yield decreased both the fair value of the credits in lieu of cash and the fair value of the notes payable in credits in lieu of cash. The Company decreased the value of the credits in lieu of cash to equal the value of the notes payable in credits in lieu of cash because the credits in lieu of cash can only be used to satisfy the liability and must equal the value of the notes payable in credits in lieu of cash at all times. The net change in fair value reported in the Company’s consolidated statements of operations for the year ended December 31, 2011 was a loss of $131,000.

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

After February 7, 2011, the new Form 1086 allowed the Company to recognize premium income concurrent with the date of transfer, as was done prior to January 1, 2010. As a result of this, the balances at December 31, 2011 in “Liability on SBA loans transferred, subject to premium recourse” were reduced to zero.

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2010 are as follows (in thousands):

	Fair Value Measurements Using:

	Total	Level 1	Level 2	Level 3
Liabilities:

Liability on SBA loans transferred, subject to premium recourse	$30,783	$—	$—	$30,783

Below is a summary of the activity in the liability on SBA loans transferred, subject to premium recourse for the year ended December 31, 2011 (in thousands):

Balance at December 31, 2010	$30,783
SBA loans sold, no longer subject to premium recourse	(30,783)

Balance at December 31, 2011	$—

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

Although the fair value election is for the entire SBA 7(a) loan, the Company primarily sells the guaranteed portions at the completion of funding. The need to record the fair value for the guaranteed portion of the loan will primarily occur under two circumstances: for guaranteed portions that were not transferred at period end (“SBA loans held for sale”) and at the end of 2010, for loans transferred in the secondary market that did not achieve sale status under ASC Topic 860 (“SBA loans transferred, subject to recourse”). The unguaranteed portion retained is recorded under “SBA loans held for investment.”

SBA Loans Held for Investment

For loans that completed funding before October 1, 2010, Loans receivable held for investment are reported at their outstanding unpaid principal balances adjusted for charge-offs, net deferred loan origination costs and the allowance for loan losses. For loans that completed funding on or after October 1, 2010, management elected to fair value Loan receivables held for investment within the fair value hierarchy that prioritizes observable and unobservable inputs utilizing Level 3 unobservable inputs which reflect the Company’s own expectations about the assumptions that market participants would use in pricing the asset (including assumptions about risk). Because there currently is no active secondary market for the unguaranteed portions, the Company uses a combination of trading information from the guaranteed sales, as was previously used to determine the discount on the unguaranteed portions, and the historical performance of NSBF’s loans applied to their outstanding unpaid principal balances. If a loan measured at fair value is subsequently impaired, then the fair value of the loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Because the loans bear interest at a variable rate, NSBF does not have to factor in interest rate risk.

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

SBA Loans Transferred, Subject to Premium Recourse

Effective January 1, 2010, a new accounting standard codified into ASC Topic 860, “Transfers and Servicing,” required for the guaranteed portions transferred that the Company, due to the premium warranty formerly incorporated in SBA Form 1086 (the warranty ceased as part of the form on February 7, 2011), establish a new asset related to the guaranteed portion of SBA 7(a) loans contractually sold but subject to premium recourse. Prior to October 1, 2010, loans transferred in the secondary market, that is the guaranteed portions of SBA 7(a) loans, were carried at cost. For guaranteed portions funded on or after October 1, 2010, management elected to fair value SBA loans transferred, subject to premium recourse within the fair value hierarchy that prioritizes observable and unobservable inputs utilizing Level 2 assets. These inputs include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or have values determined using a pricing model with inputs that are observable in the market. The secondary market for the guaranteed portions is extremely robust with broker dealers acting as primary dealers. NSBF sells regularly into the market and can quickly price its loans for sales. The Company values the guaranteed portion based on market prices equal to the guaranteed loan amount plus a premium that includes both an upfront cash payment (utilizing quoted prices) and the value of a stream of payments representing servicing income received in excess of NSBF’s servicing cost (valued using a pricing model with inputs that are observable in the market).

After February 7, 2011, the new Form 1086 allowed the Company to recognize premium income concurrent with the date of transfer, as was done prior to January 1, 2010. As a result, the balance at December 31, 2011 in “SBA loans transferred, subject to premium recourse” decreased to zero.

	Fair Value Measurements at December 31, 2011 Using:
	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets

SBA loans held for investment	$21,857	$—	$—	$21,857	$(2,392)

SBA loans held for sale	2,198	—	2,198	—	265

SBA loans transferred, subject to premium recourse	—	—	—	—	(3,366)

Total assets	$24,055	$—	$2,198	$21,857	$(5,493)

	Fair Value Measurements at December 31, 2010 Using:
	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets

SBA loans held for investment	$2,310	$—	$—	$2,310	$(285)

SBA loans held for sale	1,014	—	1,014	—	413

SBA loans transferred, subject to premium recourse	21,212	—	21,212	—	3,366

Total assets	$24,536	$—	$22,226	$2,310	$3,494

Below is a summary of the activity in SBA loans held for investment, at fair value for the year ended December 31, 2011 (in thousands):

	2011	2010
Balance, beginning of year	$2,310	$—
SBA loans held for investment, originated	22,385	2,595
Payments received	(446)	—
Fair value loss	(2,392)	(285)

Balance, end of year	$21,857	$2,310

OTHER FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Non-recurring Basis are as follows (in thousands):

	Fair Value Measurements at December 31, 2011 Using:

	Total	Level 1	Level 2	Level 3	Total Losses
Assets

Impaired loans	$6,978	$—	$—	$6,978	$(751)

Other real-estate owned	469	—	469	—	(43)

Total assets	$7,447	$—	$469	$6,978	$(794)

	Fair Value Measurements at December 31, 2010 Using:

	Total	Level 1	Level 2	Level 3	Total Losses
Assets

Impaired loans	$5,813	$—	$—	$5,813	$(1,847)

Impaired customer merchant accounts	—	—	—	—	(25)

Other real-estate owned	327	—	327	—	(8)

Total assets	$6,140	$—	$327	$5,813	$(1,880)

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

NOTE 4—CREDITS IN LIEU OF CASH:

As discussed in Note 3, the Company adopted fair value option for financial assets and financial liabilities concurrent with its adoption of fair value accounting for certain of its assets and liabilities. As a result, credits in lieu of cash are valued at fair value as of December 31, 2011 and 2010. Following is a summary of the credits in lieu of cash balance as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Balance, beginning of year	$35,494	$51,947
Add: Income from tax credit accretion (at fair value)	1,390	2,380
Less: Deliveries made	(19,482)	(21,181)
Fair value adjustment	(454)	2,348

Balance, end of year	$16,948	$35,494

NOTE 5—SBA LOANS:

SBA loans are primarily concentrated in the hotel and motel, and restaurant industries, as well as geographically in New York and Florida. On October 1, 2010, the Company elected to utilize the fair value option for SBA loans funded on or after that date creating a new loan pool, SBA loans held for investment, at fair value. The components of SBA loans held for investment, at fair value as of December 31, 2011 and SBA loans held for investment, net, as of December 31, 2011 and 2010 are as follows (in thousands):

	2011 Fair Value	2011 Cost Basis	2010 Fair Value	2010 Cost Basis
Gross loans receivable	$24,535	$22,836	$2,595	$28,804
Less: Allowance for loan losses	—	(2,900)	—	(3,560)
Less: Deferred origination fees, net	—	(1,381)	—	(1,502)
Less: Fair value adjustment	(2,678)	—	(285)	—

Total	$21,857	$18,555	$2,310	$23,742

The contractual maturities of SBA loans held for investment are as follows (in thousands):

	2011 Fair Value	2011 Cost Basis	2010 Fair Value	2010 Cost Basis
Due in one year or less	$—	$1,033	$—	$11
Due between one and five years	—	3,390	—	3,895
Due after five years	24,535	18,413	2,595	24,898

Total loans receivable, gross	$24,535	$22,836	$2,595	$28,804

All loans are priced at the Prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with the Company. As of December 31, 2011 and 2010, net SBA loans receivable held for investment with adjustable interest rates totaled $40,475,000 and $23,306,000, respectively.

For the years ended December 31, 2011 and 2010, the Company funded $97,129,000 and $65,855,000 in loans and transferred approximately $73,871,000 and $57,517,000 of the guaranteed portion of the loans, respectively. Receivables from loans transferred but not settled of $4,911,000 and $12,058,000 as of December 31, 2011 and 2010, respectively, are presented as broker receivable in the accompanying consolidated balance sheets.

As of December 31, 2011, $5,950,000 of the guaranteed portion of SBA loans and $12,578,000 of the unguaranteed portion of SBA loans collateralized the current outstanding balance on the Company’s line of credit with Capital One and $34,834,000 of the unguaranteed portions of SBA loans transferred via our securitization transaction collateralized the notes issued by the Trust.

The outstanding balances of loans past due over 90 days and still accruing interest as of December 31, 2011 and 2010 totaled $516,000 and $535,000 respectively.

Loans by industry and geographic concentration that accounted for more than 5% of the outstanding gross loans receivable held for investment balance as of December 31, 2011 and 2010 were as follows (in thousands):

	2011		2010
Industry
Restaurants	$2,256	*	$3,103
Hotels and motels	2,093	*	2,905

State
Florida	$7,136		$6,689
New York	5,618		3,930
California	4,170		1,441	*
New Jersey	3,362		2,510
Texas	3,303		2,166
Georgia	3,007		5,396
Louisiana	2,506		472	*
Illinois	1,668	*	2,772

(*)	Amounts shown for comparative purposes and represent less than 5%.

Below is a summary of the activity in the allowance for loan losses for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Balance, beginning of year	$3,559	$3,985
Provision for loan losses	763	1,909
Loans charged-off	(1,444)	(2,421)
Recoveries	22	86

Balance, end of year	$2,900	$3,559

At December 31, 2011 and 2010, total impaired non-accrual loans amounted to $6,978,000 and $8,329,000, respectively. For the years ended December 31, 2011 and 2010, average balance of impaired non-accrual loans was $7,995,000 and $8,404,000, respectively. Approximately $2,428,000 and $2,516,000 of the allowance for loan losses were allocated against such impaired non-accrual loans, respectively. None of these loans were on a fair value basis.

Had interest on these impaired non-accrual loans been accrued, such interest would have totaled $490,000 and $519,000 for 2011 and 2010, respectively. Interest income, which is recognized on a cash basis, related to the impaired non-accrual loans for the years ended December 31, 2011 and 2010, was not material.

NOTE 6—ACCOUNTS RECEIVABLE:

Accounts receivable consists of the following at December 31, 2011 and 2010:

	2011	2010
Purchased receivables	$7,236	$7,757
Electronic payment processing settlement receivables	2,379	1,689
Customer receivables	1,153	709
Other receivables	33	28

	10,801	10,183
Allowance for doubtful accounts	(308)	(193)

Total	$10,493	$9,990

NOTE 7—INVESTMENTS IN QUALIFIED BUSINESSES:

The following table is a summary of investments included in prepaid expenses and other assets on the consolidated balance sheet as of December 31, 2011, shown separately between their debt and equity components, and a summary of the activity for the years ended December 31, 2011 and 2010 (in thousands):

HELD TO MATURITY DEBT INVESTMENTS

Name of Investment	Original Amount	Balance at December 31, 2011	Interest Rate	Maturity Date
Bidco Loan - AmeriMed	$200	$13	4.25%	August 2016

	2011	2010
Principal outstanding, beginning of year	$260	$493
Return of principal, net of recoveries	(247)	(228)
Debt investment written off	—	(5)

Principal outstanding, end of year	$13	$260

EQUITY INVESTMENTS

Name of Investment	Original Amount	Balance at December 31, 2011	Ownership %
OnLAN, LLC	$800	$131	49%

	2011	2010
Total equity investments, beginning of year	$105	$—
Cumulative effect adjustment	—	99
Equity in earnings	26	6

Total equity investments, end of year	$131	$105

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

The Company has not guaranteed any obligation of these investees, and the Company is not otherwise committed to provide further financial support for the investees. However, from time-to-time, the Company may decide to provide such additional financial support which, as of December 31, 2011 was zero. Should the Company determine that impairment exists upon its periodic review, and it is deemed to be other than temporary, the Company will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the consolidated statements of operations. During 2011, the Company received $247,000 in principal repayments on its debt investments. During 2010 the Company recorded a write down of $505,000 as one debt investment and a cost investment was deemed impaired upon periodic review and is included in other general and administrative costs in the consolidated statements of operations.

NOTE 8—SERVICING ASSETS:

The Company reviews capitalized servicing rights for impairment. This review is performed based on risk strata, which are determined on a disaggregated basis given the predominant risk characteristics of the underlying loans. The predominant risk characteristics are loan terms and year of loan origination.

The following summarizes the activity pertaining to servicing assets for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Balance, beginning of year	$2,225	$2,436
Servicing assets capitalized	1,971	439
Servicing assets amortized	(776)	(650)

Balance, end of year	$3,420	$2,225

For the years ended December 31, 2011, 2010 and 2009, servicing fees received on the Company’s SBA 7(a) originated portfolio totaled $1,629,000, $1,785,000 and $1,498,000, respectively. The Company also performs servicing functions on loans originated by other SBA lenders. The Company does not retain any risk on such portfolios and earns servicing fees based upon a mutually negotiated fee per loan. The total servicing fee income recognized for loans serviced for others in 2011, 2010 and 2009 was $1,466,000, $784,000 and $126,000, respectively. The estimated fair value of capitalized servicing rights was $3,420,000 and $2,225,000 at December 31, 2011 and 2010, respectively. The estimated fair value of servicing assets at December 31, 2011 was determined using a discount rate of 14%, weighted average prepayment speeds ranging from 1% to 12%, depending upon certain characteristics of the loan portfolio, weighted average life of 3.94 years, and an average default rate of 6%. The estimated fair value of servicing assets at December 31, 2010 was determined using a discount rate of 17%, weighted average prepayment speeds ranging from 1% to 11%, depending upon certain characteristics of the loan portfolio, weighted average life of 3.55 years, and an average default rate of 7%. The Company uses an independent valuation specialist to estimate the fair value of the servicing asset.

The unpaid principal balances of loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others within the NSBF originated portfolio were $286,113,000 and $179,894,000 as of December 31, 2011 and 2010, respectively. The unpaid principal balances of loans serviced for others which were not originated by NSBF and are outside of the Newtek portfolio were $136,971,000 and $73,062,000 as of December 31, 2011 and 2010, respectively.

NOTE 9—FIXED ASSETS:

The Company’s fixed assets are comprised of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010
Computer and office equipment	$3,767	$3,361
Furniture and fixtures	675	640
Leasehold improvements	409	422
Computer software and website	3,706	3,371
Computer servers and storage	10,759	10,135

	19,316	17,929
Accumulated depreciation and amortization	(16,463)	(14,719)

Net fixed assets	$2,853	$3,210

Depreciation and amortization expense for fixed assets for the years ended December 31, 2011, 2010 and 2009 was $1,816,000, $2,451,000 and $2,893,000, respectively.

Included in computer software and website are certain costs associated with internally developed software. The following table summarizes the activity for capitalized software development costs for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Balance, beginning of year	$2,912	$2,616
Additions	323	296

Balance, end of year	3,235	2,912
Less: accumulated amortization	(2,629)	(2,315)

Software development costs, net	$606	$597

NOTE 10—GOODWILL AND OTHER INTANGIBLES:

The net carrying value of goodwill as of December 31, 2011 and 2010 by segment is as follows (in thousands):

	2011	2010
Electronic Payment Processing	$3,004	$3,004
Web hosting	7,203	7,203
Corporate activities	179	179
Small business finance	1,706	1,706

Total goodwill	$12,092	$12,092

Other intangible assets as of December 31, 2011 and 2010 are comprised of the following (in thousands):

	2011	2010
Customer merchant accounts	$14,096	$14,067
Trade name (indefinite lived)	550	550
Non-compete agreements	—	10

	14,646	14,627
Accumulated amortization	(13,226)	(11,874)

Net intangible assets	$1,420	$2,753

Customer merchant accounts are being amortized over a 55 to 66 month period. Other intangibles (excluding the trade name which has an indefinite life and is subject to impairment review) are being amortized over a period ranging from 18 to 36 months. Total amortization expense included in the accompanying consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 was $1,363,000, $1,582,000 and $2,171,000, respectively.

Total expected amortization expense for the next five fiscal years is as follows (in thousands):

December 31,	Customer Accounts
2012	$618
2013	201
2014	35
2015	8
2016	2

$864

Based upon the Company’s performance of the impairment tests using the fair value approach of the discounted cash flow method, the Company determined that goodwill was not impaired for the years ended December 31, 2011, 2010 and 2009. For the year ended December 31, 2011, there was no impairment related to its customer merchant accounts; for the years ended December 31, 2010 and 2009, impairments recorded totaled $25,000 and $126,000, respectively, and are included in depreciation and amortization in the accompanying consolidated statements of operations.

NOTE 11—ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

The following table details the components of accounts payable and accrued expenses at December 31, 2011 and 2010 (in thousands):

	2011	2010
Due to clients (a)	$2,555	$2,057
Due to participants and SBA (b)	1,994	1,062
Accrued payroll and related expenses	2,015	1,680
Deferred rent	1,616	1,025
Deposits and reserves	1,420	1,095
Residuals and commissions payable	1,118	845
Current tax payable	857	132
Other	2,621	2,425

Total accounts payable and accrued expenses	$14,196	$10,321

(a)	Composed primarily of client holdbacks at CDS which represents the difference between the receivables the Company purchases less the actual amount the Company releases to the client, net of the discount fee and other miscellaneous fees charged to the client.
(b)	Primarily represents loan related remittances received by NSBF, and due to third parties; amounts also classified as restricted cash.

NOTE 12—NOTES PAYABLE:

At December 31, 2011 and 2010, the Company had long-term debt outstanding comprised of the following (in thousands):

	2011	2010
Bank notes payable:
Capital One lines of credit (NSBF)
Guaranteed line	$5,355	$6,000
Unguaranteed line	3,009	—
Sterling National bank line of credit (CDS)	3,777	—
Capital One term loan (NTS)	1,424	1,840
Wells Fargo line of credit (CDS)	—	5,109

Total bank notes payable:	13,565	12,949
Note payable – Securitization trust	26,368	15,104

Total notes payable	$39,933	$28,053

NBC had a $10,000,000 line of credit with Wells Fargo (“Wells”) due in February 2012. This facility was used to purchase receivables and for other working capital purposes. In February 2011, NBC entered into a three year line of credit with Sterling National Bank (“Sterling”) in an amount up to $10,000,000. This facility paid off the Wells line of credit and is and will be used to purchase receivables and for other working capital purposes.

As of December 31, 2011 and 2010, NBC had $3,777,000 and $5,109,000 outstanding under the lines of credit. The Sterling interest rate is set at 5.00% or Prime plus 2.00%, whichever is higher, with interest on the line to be paid monthly in arrears. The line is and will be collateralized by the receivables purchased, as well as all other assets of NBC. The line is guaranteed by the Company; in addition, the Company deposited $750,000 with Sterling to collateralize the guarantee. The agreement includes such financial covenants as minimum tangible net worth and maximum leverage ratio. The Company is subject to meeting a maximum leverage ratio test and a future net loss test. As of December 31, 2011, the Company was in compliance with the financial covenants set in this line.

The Wells interest rate was set at 7.50% or Prime plus 2.50%, whichever was higher, with interest on the line paid monthly in arrears and on a minimum outstanding line balance of $2,000,000. Under the terms of the line, once NBC exceeded $2,000,000 outstanding under the line of credit, Wells Fargo allowed for two alternatives for interest rates, the Prime interest rate plus 2.50%, with a minimum of 7.50% or Base LIBOR plus 3.50%. Total interest expense for the years ended December 31, 2011, 2010 and 2009 was approximately $283,000, $258,000 and $186,000, respectively. The average interest rate for the year ended December 31, 2011 was 6.26%. Through December 31, 2011, NBC has capitalized $107,000 of deferred financing costs attributable to the Sterling line of which $29,000 has been amortized. The net balance of $78,000 is included in other assets in the accompanying consolidated balance sheet. Amortization for the years ended December 31, 2011, 2010 and 2009 was $57,000, $24,000 and $24,000, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

In October 2007, NTS entered into a Loan and Security Agreement with Capital One which provided for a revolving credit facility of up to $10,000,000 available to both NTS and the Company, for a term of two years. The interest rate was LIBOR plus 2.5% and the agreement included a quarterly facility fee equal to 25 basis points on the unused portion of the Revolving Credit calculated as of the end of each calendar quarter. The agreement included such financial covenants as a minimum fixed charge coverage ratio and a maximum funded debt to EBITDA. NTS capitalized $65,000 of deferred financing costs attributable to the Capital One line. In connection with the loan, on October 19, 2007 Newtek Business Services, Inc. entered into a Guaranty of Payment and Performance with Capital One Bank and entered into a Pledge Agreement with Capital One pledging all NTS stock as collateral. In October 2009, the $2,500,000 borrowed under the Capital One line of credit converted to a three year term loan with a level principal repayment under the terms of the line of credit.

In April 2010, the Company closed two five-year term loans aggregating $14,583,000 with Capital One of which $12,500,000 refinanced Newtek Small Business Finance’s debt to General Electric Commercial Capital (“GE”) and $2,083,000 refinanced the pre-existing term loan between Capital One and NTS. The interest rate on the 2010 NTS term loan is variable based on the monthly LIBOR rate plus 4.25% or Prime plus 2.25%, but no lower than 5.75%. The agreement includes such financial covenants as a minimum fixed charge coverage ratio and minimum EBITDA; the Company guarantees the term loan. The balance of the NTS term loan and the predecessor NTS term loan are included in notes payable on the consolidated balance sheet as of December 31, 2011 and 2010, $1,424,000 and $1,840,000 of the note was outstanding, respectively. The weighted average effective interest rate at December 31, 2011 was 5.75%. Interest is paid in arrears along with each monthly principal payment due. Total interest expense for the year ended December 31, 2011, 2010 and 2009 was approximately $94,000, $101,000 and $99,000, respectively. Amortization associated with the deferred financing costs attributable to the Capital One line and term loans for the years ended December 31, 2011, 2010 and 2009 was $9,000, $6,000 and $25,000, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

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

Also in December 2010, NSBF entered into a revolving credit facility with Capital One N.A. for $6,000,000 collateralized by the guaranteed portion of SBA 7(a) loans originated. Upon meeting certain requirements, NSBF has the right to increase the maximum amount under the facility by $6,000,000 which was exercised in March 2011. The credit facility is used to fund those portions of SBA 7(a) loans made by NSBF that are guaranteed by the SBA, with funds received on the sale of those guaranteed portions of the SBA 7(a) loans by NSBF reducing the facility. In June 2011, NSBF obtained from Capital One an increase in its total revolving credit facility from $12,000,000 to $27,000,000. In October 2011, the term of the revolver was extended by nine months through September 2013, at which time the outstanding balance will be converted into a three year term loan. This increase in the line will enable the Company to finance both the government-guaranteed and non-guaranteed portions of SBA 7(a) loans. As of December 31, 2011, NSBF had $8,364,000 outstanding under the lines of credit. The interest rate on the $12,000,000 portion of the facility, collateralized by the government guaranteed portion of SBA 7(a) loans, is set at Prime plus 1.00%, and there is a quarterly facility fee equal to 25 basis points on the unused portion of the revolving credit calculated as of the end of each calendar quarter. The interest rate on the $15,000,000 portion of the facility, collateralized by the non-guaranteed portion of SBA 7(a) loans, is set at Prime plus 1.875%, and there is a quarterly facility fee equal to 25 basis points on the unused portion of the revolving credit calculated as of the end of each calendar quarter. The agreement includes financial covenants at the NBS level with its consolidated subsidiaries including a minimum fixed charge coverage ratio, minimum EBITDA requirements and minimum cash requirements held at Capital One. As of December 31, 2011, the Company was in compliance with the financial covenants set in this line.

Total interest expense for the years ended December 31, 2011 and 2010 was $376,000 and $6,000, respectively. Through December 31, 2011, NSBF has capitalized $398,000 of deferred financing costs attributable to the credit line of which $119,000 has been amortized. The balance of $279,000 is included in other assets in the accompanying consolidated balance sheet.

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

In December 2011, NSBF entered into a Supplemental Indenture by which the original $16,000,000 of securitization notes were amended to reflect a new initial principal amount of $12,880,000 as a result of principal payments made, and additional notes were issued in an initial principal amount of $14,899,000, so that the initial aggregate principal amount of all notes as of December 31, 2011 totaled $27,779,000. The notes are backed by approximately $40,500,000 of the unguaranteed portions of loans originated and to be originated by NSBF under the SBA loan program. The notes retained their AA rating under S&P, and the final maturity date of the amended notes is March 22, 2037. The initial proceeds of the transaction were used to repay debt, and the balance of the $5,000,000 prefunding account will be used to originate new loans. Deferred financing costs total $1,388,000 at December 31, 2011 of which $177,000 has been amortized. The balance of $1,211,000 is included in prepaid expenses and other assets on the consolidated balance sheet. At December 31, 2011, the assets (before reserve for loan losses and discount) and liabilities of the consolidated Trust totaled $43,154,000 and $26,368,000 respectively.

The Trust is only permitted to purchase the unguaranteed portion of SBA 7(a) loans, issue asset-backed securities, and make payments on the securities. The Trust only issued a single series of securities to pay for the unguaranteed portions it acquired from NSBF and will be dissolved when those securities have been paid in full. The primary source for repayment of the debt is the cash flows generated from the unguaranteed portion of SBA 7(a) loans owned by the Trust; principal on the debt will be paid by cash flow in excess of that needed to pay various fees related to the operation of the Trust and interest on the debt. The debt has an expected maturity of about five years based on the expected performance of the underlying collateral and structure of the debt and a legal maturity of 30 years from the date of issuance. The assets of the Trust are legally isolated and are not available to pay NSBF’s creditors. However, NSBF continues to retain rights to cash reserves and residual interests in the Trust and will receive servicing income. For bankruptcy analysis purposes, NSBF sold the unguaranteed portions to the Trust in a true sale and the Trust is a separate legal entity. The investors and the Trusts have no recourse to any of NSBF’s other assets for failure of debtors to pay when due; however, NSBF’s parent, Newtek, has provided a limited guaranty to the investors in the Trust in an amount not to exceed 10% of the original issuance amount (or $2,778,000), to be used after all of the assets of the Trust have been exhausted. The notes were issued with a AA rating from S&P based on the underlying collateral.

Total expected principal repayments for the next five fiscal years and thereafter are as follows (in thousands):

December 31,	Notes Payable
2012	$417
2013	6,023
2014	5,197
2015	1,176
2016	752
Thereafter	26,368

$39,933

NOTE 13—NOTES PAYABLE IN CREDITS IN LIEU OF CASH:

Each Capco has separate contractual arrangements with the Certified Investors obligating the Capco to make payments on the Notes.

At the time the Capcos obtained the proceeds from the issuance of the Notes, Capco warrants or Company common shares to the Certified Investors, the proceeds were deposited into escrow accounts which required that the insurance contracts be concurrently and simultaneously purchased from the insurer before the remaining proceeds could be released to and utilized by the Capco. The Capco Note agreements require, as a condition precedent to the funding of the Notes that insurance be purchased to cover the risks associated with the operation of the Capco. This insurance is purchased from Chartis Specialty Insurance Company and National Union Fire Insurance Company of Pittsburgh, both subsidiaries of Chartis, Inc. (Chartis), an international insurer. Chartis and these subsidiaries are “A+” credit rated by S&P. In order to comply with this condition precedent to the funding, the Notes closing is structured as follows: (1) the Certified Investors wire the proceeds from the Notes issuance directly into an escrow account; (2) the escrow agent, pursuant to the requirements under the Note and escrow agreement, automatically and simultaneously funds the purchase of the insurance contract from the proceeds received. The Notes offering cannot close without the purchase of the insurance, and the Capcos are not entitled to the use and benefit of the net proceeds received until the escrow agent has completed the payment for the insurance. Under the terms of this insurance, the insurer incurs the primary obligation to repay the Certified Investors a substantial portion of the debt as well as to make compensatory payments in the event of a loss of the availability of the related tax credits. The Coverage A portion of these contracts makes the insurer primarily obligated for a portion of the liability.

The Capcos, however, are secondarily, or contingently, liable for such payments. The Capco, as a secondary obligor, must assess whether it has a contingency to record on the date of issuance and at every reporting date thereafter until the insurer makes all their required payments. As of December 31, 2011, the insurer has made all of the scheduled cash payments under Coverage A, therefore the contingent liability of the Company has been extinguished.

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

As discussed in Note 3, the Company adopted fair value option for financial assets and liabilities concurrent with its adoption fair value accounting effective January 1, 2008 for valuing Notes payable in lieu of cash with the exception of Wilshire Advisers, LLC. Following is a summary of activity of Notes payable in credits in lieu of cash balance for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Balance, beginning of year	$35,494	$51,947
Add: Accretion of interest expense	1,390	2,418
Less: Deliveries of tax credits	(19,482)	(21,181)
Fair value adjustment	(454)	2,310

Balance, end of year	$16,948	$35,494

Under the Note agreements, no interest is paid by the Capcos in cash provided that the Certified Investors receive the uninterrupted use of the tax credits. The Certified Investors acknowledge, in the Note agreements, that the insurer is primarily responsible for making the scheduled cash payments as provided in the Notes.

NOTE 14—NON-CONTROLLING INTERESTS:

The non-controlling interests held by the investees in the form of warrants entitle the holders to purchase, for a $0.01 exercise price, an interest in a Capco or Capco fund. The values ascribed to the warrants issued to the Certified Investors and the Insurer have been recorded as non-controlling interests. In addition, certain non-controlling interests have already been acquired by minority stockholders. A portion of the initial proceeds received from the Certified Investors is allocated to the warrants using a discounted cash flow method. The following is the aggregate percentage interest of the non-controlling stockholders in each respective Capco or Capco fund as of December 31, 2011 and 2010 (in thousands):

Capco or Capco Fund	% Interest	2011	2010
WP, Florida	0.80%	$330	$328
WLA, Louisiana	3.78%	9	9
WAP, Alabama	0.60%	9	13

Total Capco		348	350
WNYIV, New York	—	769	763
Other	—	63	196

Total		$1,180	$1,309

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

NOTE 15—COMMITMENTS AND CONTINGENCIES:

Operating and Employment Commitments

The Company leases office space and other office equipment in several states under operating lease agreements which expire at various dates through 2019. Those office space leases which are for more than one year generally contain scheduled rent increases or escalation clauses.

The following summarizes the Company’s obligations and commitments, as of December 31, 2011, for future minimum cash payments required under operating lease and employment agreements (in thousands):

Year	Operating Leases *	Employment Agreements	Total
2012	$3,816	$295	$4,111
2013	3,064	—	3,064
2014	2,223	—	2,223
2015	1,172	—	1,172
2016	344	—	344
Thereafter	758	—	758

Total	$11,377	$295	$11,672

*	Minimum payments have not been reduced by minimum sublease rentals of $3,353,000 due in the future under non-cancelable subleases.

Rent expense for 2011, 2010 and 2009 was approximately $3,748,000, $2,971,000 and $3,023,000, respectively.

Under the terms of a service agreement between Universal Processing Services of WI (d/b/a Newtek Merchant Solutions of WI, “NMS-WI”), its merchant processor and a sponsoring bank, NMS-WI is required to pay minimum fees during each 12-month period, as defined in the service agreement, to the merchant processor and sponsoring bank. The minimum fees for the 12-month period ending November 30, 2011, are to be equal to at least $1,500,000 and in future years equal to at least 95% of the fees paid during the preceding 12-month period or $1,500,000, which ever amount is greater. The Company’s fee payments for the 12-month period ended November 30, 2011, exceeded the minimum required amount under the agreement.

Legal Matters

In the ordinary course of business, the Company may from time to time be party to lawsuits and claims. The Company evaluates such matters on a case by case basis and its policy is to contest vigorously any claims it believes are without compelling merit. The Company is currently involved in various litigation matters. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel, as to the outcome of the claims, and on that basis the Company has determined that it is “reasonably possible” that claims will result in a loss in the near term which it estimates to be between $100,000 and $500,000.

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

In November 2011, the Newtek Board of Directors adopted a stock buy-back program authorizing management to enter the market to re-purchase up to 1,000,000 of the Company’s common shares. This 1,000,000 share authorization replaces the unexercised portions of two previous authorizations and will terminate in one year. As of December 31, 2011, the Company has purchased a total of 13,419 treasury shares under this authorization. Total shares repurchased under all three authorizations aggregated 659,035 as of December 31, 2011. In 2011, the Company reissued 50,868 shares in connection with the Company’s 401k match program. In addition, 472,814 shares that were held by an affiliate were issued to the Company in 2008 as settlement of an outstanding liability and are being held as treasury shares.

NOTE 17—INCOME (LOSS) PER SHARE:

Basic income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common share equivalents is included in the calculation of diluted income (loss) per share only when the effect of their inclusion would be dilutive (In thousands, except for per share data).

	YEAR ENDED DECEMBER 31,
The calculations of Net Income (Loss) Per Share were:	2011	2010	2009
Numerator:
Numerator for basic and diluted EPS—income (loss) available to common stockholders	$3,481	$1,439	$(429)

Denominator:
Denominator for basic EPS—weighted average shares	35,706	35,655	35,644

Denominator for diluted EPS—weighted average shares	36,073	35,801	35,644

Net income (loss) per share: Basic and diluted	$0.10	$0.04	$(0.01)

The amount of anti-dilutive shares/units excluded from above is as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2011	2010	2009
Stock options	856	888	1,484
Warrants	50	50	50
Contingently issuable shares	83	83	83

NOTE 18—INCOME FROM TAX CREDITS:

Each Capco has a contractual arrangement with a particular state or jurisdiction that legally entitles the Capco to earn and deliver tax credits (ranging from 4% to 11% per year) from the state or jurisdiction upon satisfying certain criteria. In fiscal 2011, 2010 and 2009, the Company recognized income from tax credits resulting from the accretion of the discount attributable to tax credits earned in prior years. As the tax credits are delivered to the Certified Investors, the asset balance is offset against notes payable in credits in lieu of cash. As discussed in Note 3, the Company adopted fair value accounting concurrently with the adoption of fair value option for financial assets and financial liabilities on January 1, 2008 to value its credits in lieu of cash balance. As a result, the income from tax credit accretion for the years ended December 31, 2011, 2010 and 2009 has been recorded at fair value. The total income from tax credits recognized in revenues in the consolidated statements of operations was $1,390,000, $2,380,000 and $7,837,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 19—INCOME TAXES:

(Benefit) provision for income taxes for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	2011	2010	2009
Current:
Federal	$415	$—	$(492)
State and local	1,263	130	(236)

	1,678	130	(728)

Deferred:
Federal	(2,359)	(466)	(1,585)
State and local	(416)	(82)	(280)

	(2,775)	(548)	(1,865)

Total benefit for income taxes	$(1,097)	$(418)	$(2,593)

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate (34%) to the benefit for income taxes for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	2011 Benefit	2010 Benefit	2009 Benefit
Provision (benefit) for income taxes at U.S. federal statutory rate of 34%	$772	$298	$(1,361)
State and local taxes, net of federal benefit	748	195	(404)
Permanent differences	(80)	(84)	189
Deferred tax asset valuation allowance (decrease) increase	(3,056)	(670)	(990)
Other	519	(157)	(27)

Total benefit for income taxes	$(1,097)	$(418)	$(2,593)

Deferred tax assets and liabilities consisted of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010
Deferred tax assets:
Net operating losses and capital losses	$3,749	$10,923
Prepaid insurance	813	1,398
Loan loss reserves and discounts	1,051	468
Flow through of deferred items from investments in qualified businesses	619	651
Deferred compensation	347	285
Book / tax gains on investments	257	229
Interest payable in credits in lieu of cash	1,611	1,998
Depreciation and amortization	1,993	1,874
Other	1,488	905

Total deferred tax assets before valuation allowance	11,928	18,731
Less: Valuation allowance	(3,169)	(6,375)

Total deferred tax assets	8,759	12,356

Deferred tax liabilities:
Credits in lieu of cash	(8,122)	(15,358)
Deferred income	(565)	—

Total deferred tax liabilities	(8,687)	(15,358)

Net deferred tax asset (liability)	$72	$(3,002)

As of December 31, 2011, the Company had NOLs of approximately $6,823,000 which will begin to expire in 2020 and $2,549,000 of capital losses which will begin expiring in 2013. In addition, the Company has available an Alternative Minimum Tax credit carryforward for tax purposes of approximately $384,000 which may be used indefinitely to reduce regular federal income taxes.

Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. The Company has a valuation allowance of approximately $3,169,000 and $6,375,000 as of December 31, 2011 and 2010, respectively. Of the amount, $921,000 and $4,129,000, respectively, is related to deferred tax assets at NSBF and can only be used to offset future taxable income at NSBF. The reduction in the valuation allowance is based on the Company concluding that it is more likely than not that the remaining NOLs and deferred tax assets will be used to offset future taxable income based on NSBF’s profitability in 2011 and 2010, as well as future expected earnings. The $921,000 remaining valuation allowance at NSBF is attributable to Section 382 NOLs which were created in 2003 and are carried forward twenty years. Since the Company can only use a portion of that NOL each year (or $255,750 per year), the Company can only reasonably determine it is more likely than not that the remaining Section 382 NOL would be used in 2012 and 2013 which is consistent with the term of the Company’s current Capital One line of credit, which is used to finance this business. Without financing, the Company cannot determine at a more likely than not basis that the Company will have taxable income.

NBC has a valuation allowance of approximately $1,055,000 and $1,065,000, respectively of the 2011 and 2010 deferred tax assets which can only be used to offset future taxable income at NBC. The decrease is due to the 2011 taxable income generated at NBC in 2011. The Company ultimately believes it will utilize the NBC NOLs, but there has not been subjective evidence to date to allow the Company to do so.

The remaining valuation allowance of approximately $1,193,000 and $1,195,000 for the years ended December 31, 2011 and 2010, respectively, includes other assets, NOLs and capital losses that the Company believes it will ultimately be able to recognize but does not currently have sufficient positive evidence to be able to use at this time.

The Company analyzed its tax positions taken on their Federal and State tax returns for the open tax years 2008, 2009 and 2010. The Company used three levels of analysis in determining whether any uncertainties existed with respect to these positions. The first level consisted of an analysis of the technical merits of the position, past administrative practices and precedents, industry norms and historical audit outcome. The second level of analysis was used to determine if the threshold (more than 50%) was met for the tax filing position. The third level of analysis consisted of determining the probable outcome once it was determined that the threshold was met for the tax filing position. Based on our analysis, the Company determined that there were no uncertain tax positions and that the Company should prevail upon examination by the taxing authorities.

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

NOTE 20—LEASE RESTRUCTURING CHARGES:

The Company relocated its corporate and lending facility to two smaller spaces in order to reduce its expense and improve its cash flows. Simultaneous with this relocation, on November 1, 2011, the Company entered into a sublease agreement with respect to its offices located at 1440 Broadway, New York, NY. The Company continues to remain obligated under the terms of the original lease. Based on the remaining obligation of the original lease and the estimated sublet income, the Company recorded a pretax charge to earnings of approximately $990,000 upon the cease-use date representing the present value of the amount by which the rent and other direct costs paid by the Company to the landlord exceeds any rent paid to the Company by its tenant under the new sublease over the remainder of the lease term, which expires in October 2015.

NOTE 21—BENEFIT PLANS:

Defined Contribution Plan

The Company’s employees participate in a defined contribution 401(k) plan (the “Plan”) adopted in 2004 which covers substantially all employees based on eligibility. The Plan is designed to encourage savings on the part of eligible employees and qualifies under Section 401(k) of the Internal Revenue Code. Under the Plan, eligible employees may elect to have a portion of their pay, including overtime and bonuses, reduced each pay period, as pre-tax contributions up to the maximum allowed by law. The Company may elect to make a matching contribution equal to a specified percentage of the participant’s contribution, on their behalf as a pre-tax contribution. For the years ended December 31, 2011 and 2010, the Company matched 50% of the first 2% of employee contributions.

NOTE 22—RELATED PARTY TRANSACTIONS:

During the years ended December 31, 2011, 2010, and 2009, the Company provided merchant processing for a company controlled by the father-in-law of a major stockholder and former President of the Company, in the approximate amount of $48,000, $42,000 and $38,000, respectively. In connection with these transactions, the Company recorded a $3,000 receivable at both December 31, 2011 and 2010.

A major stockholder of the Company earns gross residual payments on merchant processing revenue he generates for the Company, a portion of which is then paid to his support staff for their efforts. During the years ended December 31, 2011, 2010 and 2009, the Company paid him gross residuals of approximately $1,649,000, $1,180,000 and $532,000, respectively. As a result of these transactions, the Company had a receivable of $14,000 at December 31, 2010. There was no corresponding receivable recorded at December 31, 2011.

During the years ended December 31, 2011 and 2010, the Company employed the brother, sister-in-law and nephew of a major stockholder of the Company, and incurred combined wages and benefits expense totaling approximately $210,000 and $154,000, respectively.

During the years ended December 31, 2011 and 2010, the Company contracted with PMTWorks, LLC for payroll related services. Certain owners of PMTWorks, LLC also own non-controlling interest in Newtek Payroll Services, LLC, a consolidated VIE. PMTWorks, LLC provided services including operational, administrative, customer support, technical, risk management, sales and marketing and other services in order to assist Newtek Payroll Services, LLC in conducting payroll processing, tax filing, human resource information services, benefits administration, time and labor management and related ancillary business services. The Company paid $28,000 and $67,500 for these services for the years ended December 31, 2011 and 2010, respectively.

During the year ended December 31, 2009, the Company provided merchant processing for a company who had a board member that was also a former board member of the Company. Total revenue for the year 2009 was approximately $6,000.

The Company may also, from time to time, provide business services to family members or executives of the Company. These transactions are conducted at arm’s length and do not represent a material portion of the Company’s revenues.

NOTE 23—STOCK OPTIONS AND RESTRICTED STOCK GRANTED TO EMPLOYEES:

As of December 31, 2011, the Company had three share-based compensation plans, which are described below. The compensation cost that has been charged against operations for those plans was $480,000, $81,000 and $132,000 for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in salaries and benefits in the accompanying consolidated statements of operations.

The Newtek Business Services, Inc. 2000 Stock Incentive and Deferred Compensation Plan, as amended, (the “2000 Plan”) currently provides for the issuance of awards of restricted shares for up to a maximum of 4,250,000 common shares to employees and non-employees. The issuance of options under this Plan expired on December 31, 2009. All restricted shares or previously granted options are issued at the fair value on the date of grant. Options issued generally have a maximum term that ranges from 2 to 10 years and vesting provisions that range from 0 to 3 years. As of December 31, 2011, there are 2,144,000 shares available for future grant under this plan.

The Newtek Business Services, Inc. 2003 Stock Incentive Plan, as amended, (the “2003 Plan”) currently provides for the issuance of awards of restricted shares or options for up to a maximum of 1,000,000 common shares to employees and non-employees. All restricted shares or options are issued at the fair value on the date of grant. Options issued generally have a maximum term that ranges from 2 to 10 years and vesting provisions that range from 0 to 3 years. As of December 31, 2011, there are 623,000 shares available for future grant under this plan.

The Newtek Business Services, Inc. 2010 Stock Incentive Plan, (the “2010 Plan”) currently provides for the issuance of awards of restricted shares or options for up to a maximum of 1,650,000 common shares to employees and non-employees. All restricted shares or options are issued at the fair value on the date of grant. Options issued generally have a maximum term that ranges from 2 to 10 years and vesting provisions that range from 0 to 4 years. As of December 31, 2011, there are 558,000 shares available for future grant under this plan.

A summary of stock option activity under the 2000, 2003 and 2010 Plans as of December 31, 2011 and changes during the year then ended are presented below:

Stock Options	Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding—December 31, 2010	995	$1.46
Exercised	—	—		$—
Cancelled	(105)	1.50

Outstanding—December 31, 2011	890	$1.45	5.36	$21

Exercisable—December 31, 2011	890	$1.45	5.36	$21

There were no options granted during the years ended December 31, 2011, 2010 and 2009.

As of December 31, 2011, there was $1,403,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2000, 2003 and 2010 Plans. That cost is expected to be recognized ratably through July 2014.

During the year ended December 31, 2010, Newtek granted four employees an aggregate of 41,900 shares of restricted stock valued at $41,000. The grants vest on July 1, 2014. The fair values of these grants were determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. The Company charged $16,000 and $4,000 to operations in 2011 and 2010, respectively, in connection with the vesting period associated with these grants.

In March 2011, Newtek granted certain employees, executives and board of directors an aggregate of 1,142,000 shares of restricted stock valued at $1,941,000 or $1.70 per share. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The grants are valued using the straight-line method and vest on July 1, 2014. As a result, the Company charged $464,000 to operations in 2011 in connection with the vesting period associated with these grants.

A summary of the status of Newtek’s non-vested restricted shares as of December 31, 2011 and changes during the year then ended is presented below:

Non-vested Restricted Shares	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested—December 31, 2010	42	$1.25
Granted	1,142	$1.70
Vested and issued	—	$—
Forfeited	(50)	$1.70

Non-vested—December 31, 2011	1,134	$1.68

NOTE 24—SEGMENT REPORTING:

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

The Managed technology solutions segment consists of NTS, acquired in July 2004. NTS’s revenues are derived primarily from web hosting services and consist of web hosting and set up fees. NTS generates expenses such as professional fees, payroll and benefits, and depreciation and amortization, which are included in the respective caption on the accompanying consolidated statements of operations, as well as licenses and fees, rent, and general office expenses, all of which are included in other general and administrative costs in the respective caption on the consolidated statements of operations.

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

The following table presents the Company’s segment information for the years ended December 31, 2011, 2010 and 2009 and total assets as of December 31, 2011 and 2010 (in thousands):

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
Third Party Revenue
Electronic payment processing	$82,486	$80,936	$69,688
Managed technology solutions	19,184	19,168	18,858
Small business finance	21,025	9,371	7,308
All Other	1,708	1,347	2,413
Corporate activities	1,092	2,257	3,210
Capcos	1,497	2,442	7,983

Total reportable segments	126,992	115,521	109,460

Eliminations	(1,653)	(2,802)	(3,749)

Consolidated Total	$125,339	$112,719	$105,711

Inter Segment Revenue
Electronic payment processing	$1,159	$814	$204
Managed technology solutions	647	524	366
Small business finance	81	65	89
All Other	1,135	3,942	563
Corporate activities	1,726	1,835	1,856
Capco	806	1,332	1,874

Total reportable segments	5,554	8,512	4,952
Eliminations	(5,554)	(8,512)	(4,952)

Consolidated Total	$—	$—	$—

Income (loss) before income taxes
Electronic payment processing	$6,451	$5,718	$4,353
Managed technology solutions	4,841	4,730	3,925
Small business finance	4,135	2,045	(2,295)
All Other	(861)	(1,602)	(368)
Corporate activities	(10,097)	(6,816)	(5,940)
Capco	(2,197)	(3,198)	(3,677)

Total reportable segments	2,272	877	(4,002)
Eliminations	—	—	—

Totals	$2,272	$877	$(4,002)

Depreciation and Amortization
Electronic payment processing	$1,419	$1,632	$1,754
Managed technology solutions	1,387	1,828	2,575
Small business finance	893	790	931
All Other	80	135	130
Corporate activities	163	312	437
Capco	13	12	20

Totals	$3,955	$4,709	$5,847

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
Interest (income) expense, net
Electronic payment processing	$(11)	$(12)	$(32)
Managed technology solutions	103	103	111
Small business finance	(515)	169	(18)
All Other	(10)	(61)	(50)
Corporate activities	(21)	(24)	(32)
Capco	1,240	2,401	8,637

Consolidated total	$786	$2,576	$8,616

Identifiable assets
Electronic payment processing	$10,722	$10,008
Managed technology solutions	10,838	11,403
Small business finance	80,797	95,177
All Other	2,878	4,447
Corporate activities	3,281	2,626
Capco	23,494	41,354

Consolidated total	$132,010	$165,015

NOTE 25—QUARTERLY INFORMATION (UNAUDITED):

The following table sets forth certain unaudited consolidated quarterly statement of operations data from the eight quarters ended December 31, 2011. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below. In addition, the amounts below have been restated to reflect the results of discontinued operations. The consolidated quarterly data should be read in conjunction with the current audited consolidated statements and notes thereto. The total of the quarterly EPS data may not equal to the full year results.

	Three Months Ended (In Thousands, except Per Share Data)
2011	3/31	6/30	9/30	12/31
Total Revenue	$30,523	$32,322	$30,657	$31,837
Income before income taxes	$834	$136	$335	$967
Net income (loss) available to common stockholders	$509	$(287)	$880	$2,379
Income (loss) per share—Basic and diluted	$0.01	$(0.01)	$0.02	$0.08

	Three Months Ended (In Thousands, except Per Share Data)
2010	3/31	6/30	9/30	12/31
Total Revenue	$25,853	$28,006	$29,202	$29,658
(Loss) income before income taxes	$(874)	$514	$248	$989
Net (loss) income available to common stockholders	$(467)	$931	$(318)	$1,293
(Loss) income per share—Basic and diluted	$(0.01)	$0.03	$(0.01)	$0.04