Form 10-Q
period 2012-03-31
NEWTEK BUSINESS SERVICES, INC.
filed 2012-05-10
CIK 1094019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-16123

NEWTEK BUSINESS SERVICES, INC.

(Exact name of registrant as specified in its charter)

New York	11-3504638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

212 West 35th Street, 2nd Floor, New York, NY	10001
(Address of principal executive offices)	(Zip Code)

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

As of May 10, 2012, there were 35,967,807 of the Company’s Common Shares outstanding.

CONTENTS

(Unaudited)

Item 1. Financial Information.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(In Thousands, except for Per Share Data)

	2012	2011

Operating revenues	$30,729	$30,523

Net change in fair value of:
SBA loans	(94)	(1,172)
Credits in lieu of cash and notes payable in credits in lieu of cash	36	75

Total net change in fair value	(58)	(1,097)

Operating expenses:
Electronic payment processing costs	16,881	17,096
Salaries and benefits	5,676	5,179
Interest	837	1,055
Depreciation and amortization	801	1,030
Provision for loan losses	110	13
Other general and administrative costs	4,261	4,219

Total operating expenses	28,566	28,592

Income before income taxes	2,105	834
Provision for income taxes	796	356

Net income	1,309	478

Net (income) loss attributable to non-controlling interests	(6)	31

Net income attributable to Newtek Business Services, Inc.	$1,303	$509

Weighted average common shares outstanding – basic	35,779	35,676

Weighted average common shares outstanding – diluted	36,193	36,196

Earnings per share – basic and diluted	$0.04	$0.01

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2012 AND DECEMBER 31, 2011

(In Thousands, except for Per Share Data)

	March 31, 2012	December 31, 2011
	Unaudited	(Note 1)
ASSETS
Cash and cash equivalents (includes $2,850 and $0, respectively, related to VIE)	$15,341	$11,363
Restricted cash	7,307	14,066
Broker receivable	13,923	4,911
SBA loans held for investment, net (includes $14,671 and $15,217, respectively, related to securitization trust VIE; net of reserve for loan losses of $2,814 and $2,900, respectively)	17,871	18,555
SBA loans held for investment, at fair value (includes $24,005 and $19,617, respectively, related to securitization trust VIE)	27,226	21,857
Accounts receivable (net of allowance of $454 and $308, respectively)	12,503	10,493
SBA loans held for sale, at fair value	2,642	2,198
Prepaid expenses and other assets, net (includes $1,259 and $1,211, respectively, related to securitization trust VIE)	8,298	11,762
Servicing asset (net of accumulated amortization and allowances of $6,152 and $5,964, respectively)	3,609	3,420
Fixed assets (net of accumulated depreciation and amortization of $12,645 and $16,463, respectively)	2,867	2,853
Intangible assets (net of accumulated amortization of $13,443 and $13,226, respectively)	1,230	1,420
Credits in lieu of cash	14,485	16,948
Goodwill	12,092	12,092
Deferred tax asset, net	936	72

Total assets	$140,330	$132,010

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$13,859	$14,196
Bank notes payable	21,586	13,565
Note payable – Securitization trust	25,400	26,368
Deferred revenue	1,490	1,634
Notes payable in credits in lieu of cash	14,485	16,948

Total liabilities	76,820	72,711

Commitments and contingencies
Equity:
Newtek Business Services, Inc. shareholders’ equity:
Preferred shares (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common shares (par value $0.02 per share; authorized 54,000 shares, 36,701 issued; 35,914 and 35,702 outstanding, respectively, not including 83 shares held in escrow)	738	734
Additional paid-in capital	58,199	57,960
Retained earnings	2,814	45
Treasury shares, at cost (999 shares)	(620)	(620)

Total Newtek Business Services, Inc. shareholders’ equity	61,131	58,119
Non-controlling interests	2,379	1,180

Total equity	63,510	59,299

Total liabilities and equity	$140,330	$132,010

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(In Thousands)

	2012	2011
Cash flows from operating activities:
Consolidated net income	$1,309	$478
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Income from tax credits	(191)	(313)
Accretion of interest expense	227	388
Fair value adjustments on SBA loans	94	1,172
Fair value adjustment of credits in lieu of cash and notes payable in credits in lieu of cash	(36)	(75)
Deferred income taxes	(864)	(240)
Depreciation and amortization	801	1,030
Provision for loan losses	110	13
Other, net	225	90
Changes in operating assets and liabilities:
Originations of SBA loans held for sale	(18,683)	(15,852)
Originations of SBA loans transferred, subject to premium recourse	—	(274)
Proceeds from sale of SBA loans held for sale	18,287	12,217
Proceeds from sale of SBA loans, achieving sale status	—	13,050
Liability on SBA loans transferred, subject to premium recourse	—	(14,571)
Broker receivable	(9,013)	7,977
Accounts receivable	(2,012)	(823)
Prepaid expenses, accrued interest receivable and other assets	3,488	(708)
Accounts payable, accrued expenses and deferred revenue	(487)	(144)
Other, net	186	(600)

Net cash (used in) provided by operating activities	(6,559)	2,815

Cash flows from investing activities:
Return of investments in qualified businesses	100	111
Purchase of fixed assets and customer merchant accounts	(439)	(375)
SBA loans originated for investment, net	(5,838)	(3,158)
Payments received on SBA loans	946	947
Change in restricted cash	1,525	1,076
Purchase of non-controlling interest	—	(200)

Net cash used in investing activities	(3,706)	(1,599)

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (CONTINUED)

	2012	2011

Cash flows from financing activities:
Net proceeds on bank lines of credit	$8,125	$691
Increase in cash due to consolidation of subsidiary	2,763	—
Net repayments on bank term note payable	(104)	(104)
Change in restricted cash due to debt refinancing	—	(750)
Change in restricted cash related to securitization	4,673	3,058
Payments on senior notes	(1,021)	(664)
Other	(193)	22

Net cash provided by financing activities	14,243	2,253

Net increase in cash and cash equivalents	3,978	3,469
Cash and cash equivalents – beginning of period	11,363	10,382

Cash and cash equivalents – end of period	$15,341	$13,851

Supplemental disclosure of cash flow activities:

Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$3,069	$6,875

Addition (reduction) to assets and liabilities on January 1, 2012 as a result of consolidation of interests in Exponential of New York, LLC
Assets:
Cash and cash equivalents	$2,763	$—

Liabilities and equity:
Accounts payable	$7	—
Non-controlling interests	(1,000)	—
Additional paid in capital	2,397	—
Retained earnings	1,359	—

Total liabilities and equity	$2,763	$—

Additions to additional paid in capital (reduction in non-controlling interest) for warrants previously attributable to non- controlling interests	$330	$—

Additions to non-controlling interests as a result of consolidation of majority owned subsidiary	$2,290	$—

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

Managed Technology Solutions: CrystalTech Web Hosting, Inc., d/b/a Newtek Technology Services (“NTS”), offers shared and dedicated web hosting, data storage and backup services, cloud computing plans and related services to the small- and medium-sized business market.

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

Capco: Twelve certified capital companies which invest in small- and medium-sized businesses. They generate non-cash income from tax credits and non-cash interest expense and insurance expenses in addition to cash management fees.

The condensed consolidated financial statements of Newtek Business Services, Inc., its subsidiaries and consolidated entities included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and include all wholly- and majority-owned subsidiaries, and several portfolio companies in which the Capcos own non-controlling minority interest in, or those variable interest entities of which Newtek is considered to be the primary beneficiary. All inter-company balances and transactions have been eliminated in consolidation. Non-controlling interests (previously shown as minority interest) are reported below net income (loss) under the heading “Net loss attributable to non-controlling interests” in the unaudited condensed consolidated statements of income and shown as a component of equity in the condensed consolidated balance sheets. See New Accounting Standards in Note 2 for further discussion.

The Company determined that it was the primary beneficiary of an affiliated company, Exponential of New York, LLC (“Expo”), resulting from an ownership change pursuant to operation of the LLC agreement and its ability to direct the activities of Expo that most significantly impact the entity’s economic performance. The Company now includes Expo as a consolidated variable interest entity effective January 2012. The Company holds a 39% interest in Expo; the remaining 61% is held by non-affiliates and is accounted for as non-controlling interest. As a result of the consolidation, a cumulative effect adjustment to equity was required to recognize the previously recognized interest in the newly consolidated subsidiary. In addition, the Company’s opening cash and accounts payable increased by $2,763,000 and $7,000, respectively, reflecting the opening balance of Expo’s assets and liabilities. The opening equity was adjusted as follows:

	Number of Common Shares	Common Shares (at par)	Additional Paid-in Capital	Retained Earnings	Number of Treasury Shares	Treasury Shares	Non-controlling Interest	Total
Balance at December 31, 2011	36,701	$734	$57,960	$45	999	$(620)	$1,180	$59,299
Cumulative effect adjustment to opening equity as a result of Expo consolidation	—	—	—	1,466	—	—	2,290	3,756

Adjusted Balance at January 1, 2012	36,701	$734	$57,960	$1,511	999	$(620)	$3,470	$63,055

The accompanying notes to unaudited condensed consolidated financial statements should be read in conjunction with Newtek’s 2011 Annual Report on Form 10-K. These financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The results of operations for an interim period may not give a true indication of the results for the entire year. The December 31, 2011 condensed consolidated balance sheet has been derived from the audited financial statements of that date but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

During the quarter ended March 31, 2012, the Company revised its estimate for the amortization period of the servicing asset. Please see Note 5 for a full discussion.

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

Sales and Servicing of SBA Loans: NSBF originates loans to customers under the SBA program that generally provides for SBA guarantees of 50% to 75% of each loan, subject to a maximum guarantee amount. This guaranteed portion is generally sold to a third party via an SBA regulated secondary market transaction utilizing SBA Form 1086 for a price equal to the guaranteed loan amount plus a premium that includes both an upfront cash payment and the fair value of future net servicing income, and NSBF retains the unguaranteed principal portion in its own portfolio. Prior to October 1, 2010, NSBF recognized the revenue item “Premium on loan sales” net of capitalized loan expenses and the discount on the retained unguaranteed portion; subsequent to the adoption of fair value of SBA 7(a) loans on October 1, 2010, NSBF recognizes premium on loan sales as equal to the cash premium plus the fair value of the servicing income. Revenue is recognized on the trade date of the guaranteed portion, except as described below.

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

The detail of total operating revenues included in the condensed consolidated statements of income is as follows:

(In thousands):	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Electronic payment processing	$20,617	$20,087
Web hosting	4,693	4,829
Premium income	2,390	3,014
Interest income	722	725
Servicing fee income – NSBF portfolio	481	365
Servicing fee income – external portfolios	601	275
Income from tax credits	191	313
Insurance commissions	310	256
Other income	724	659

Totals	$30,729	$30,523

Electronic Payment Processing Costs

Electronic payment processing costs consist principally of costs directly related to the processing of merchant sales volume, including interchange fees, VISA® and MasterCard® dues and assessments, bank processing fees and costs paid to third-party processing networks. Such costs are recognized at the time the merchant transactions are processed or when the services are performed. Two of the most significant components of electronic processing expenses include interchange and assessment costs, which are set by the credit card associations. Interchange costs are passed on to the entity issuing the credit card used in the transaction and assessment costs are retained by the credit card associations. Interchange and assessment fees are billed primarily as a percent of dollar volume processed and, to a lesser extent, as a per transaction fee. In addition to costs directly related to the processing of merchant sales volume, electronic payment processing costs also include residual expenses. Residual expenses represent fees paid to third-party sales referral sources. Residual expenses are paid under various formulae as contracted. These are generally linked to revenues derived from merchants successfully referred to the Company and that begin using the Company for merchant processing services. Such residual expenses are recognized in the Company’s condensed consolidated statements of income.

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

(In thousands):	March 31, 2012	December 31, 2011
Electronic payment processing	$356	$284
Small business finance	3,886	9,107
All other	23	110
Corporate activities	1,065	1,064
Capcos	1,977	3,501

Totals	$7,307	$14,066

Broker Receivable

Broker receivable represents amounts due from third parties for loans which have been traded at year end but have not yet settled.

Purchased Receivables

For clients that are assessed fees based on a discount, purchased receivables are recorded at the point in time when cash is released to the seller. For clients that are on a Prime plus fee schedule, receivables are considered purchased when the invoices are submitted to NBC. A majority of the receivables purchased have recourse and are charged back to the seller if aged over 90 or 120 days, depending on contractual agreements. Purchased receivables are included in accounts receivable on the condensed consolidated balance sheets.

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

Securitization Activities

NSBF engaged in two securitization transactions of the unguaranteed portions of its SBA 7(a) loans in 2010 and 2011. Because the transfer of these assets to the Newtek Small Business Loan Trust 2010-1 (the “Trust”), a variable interest entity (“VIE”), did not meet the criteria of a sale, it was treated as a secured borrowing. NSBF continues to recognize the assets of the VIE in loans held for investment and the associated financing of the VIE in notes payable on the accompanying condensed consolidated balance sheets.

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

Share - Based Compensation

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

Fair Value

The Company adopted the methods of fair value to value its financial assets and liabilities. The Company carries its credits in lieu of cash, prepaid insurance and notes payable in credits in lieu of cash at fair value. In addition, the Company elected on October 1, 2010 to fair value its SBA loans held for investment and SBA loans held for sale. The Company also carries impaired loans and other real estate owned at fair value. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the Company utilized a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

The Company sells its services to businesses throughout the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires collateral, such as accounts receivable and/or other assets of the client, whenever deemed necessary. For the three months ended March 31, 2012 and 2011, no single customer accounted for 10% or more of the Company’s revenue or of total accounts receivable at March 31, 2012 and December 31, 2011.

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

The carrying value of investments in Qualified Businesses (included in prepaid expenses and other assets), credits in lieu of cash and notes payable in credits in lieu of cash as well as SBA loans held for investment and, SBA loans held for sale, approximate fair value based on management’s estimates.

New Accounting Standards

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” which defers the effective date related to the disclosures required in ASU No. 2010-20, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring. As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU had no impact on the Company’s condensed consolidated statements of income and balance sheets.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends the current fair value measurement and disclosure guidance of ASC Topic 820 “Fair Value Measurement” to include increased transparency around valuation inputs and investment categorization. The guidance provided in ASU No. 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. The impact of adoption was not material to the Company’s results of operations or financial position; additional disclosures required by this standard are located in Note 3 – Fair Value Measurements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350),” to allow entities to use a qualitative approach to test goodwill for impairment and permit an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This standard was effective for interim and annual reporting periods beginning on or after December 15, 2011, and has not had a material impact on the Company’s condensed consolidated statements of income and balance sheets.

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

On October 1, 2010, the Company elected the fair value option for valuing its SBA 7(a) loans funded on or after that date which are included in SBA loans held for investment and SBA loans held for sale.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2012 are as follows (in thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3	Total Gains and Losses
Assets:

Credits in lieu of cash	$14,485	$—	$14,485	$—	$—

Liabilities:
Notes payable in credits in lieu of cash	$14,485	$—	$14,485	$—	$—

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2011 are as follows (in thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3	Total Gains and Losses
Assets:

Credits in lieu of cash	$16,948	$—	$16,948	$—	$—

Liabilities:
Notes payable in credits in lieu of cash	$16,948	$—	$16,948	$—	$—

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

On December 31, 2011, the yield on the Chartis Note Basket was 5.53%. As of March 31, 2012, the date the Company revalued the asset and liability, the yields on the Chartis notes averaged 3.54% reflecting changes in interest rates in the marketplace. This decrease in yield decreased both the fair value of the credits in lieu of cash and the fair value of the notes payable in credits in lieu of cash. The Company decreased the value of the credits in lieu of cash to equal the value of the notes payable in credits in lieu of cash because the credits in lieu of cash can only be used to satisfy the liability and must equal the value of the notes payable in credits in lieu of cash at all times. The net change in fair value reported in the Company’s condensed consolidated statements of income for the three months ended March 31, 2012 was a gain of $36,000.

On December 31, 2010, the yield on the Chartis Note Basket was 4.38%. As of March 31, 2011, the date the Company revalued the asset and liability, the yields on the Chartis notes averaged 4.39% reflecting changes in interest rates in the marketplace. This increase in yield increased both the fair value of the credits in lieu of cash and the fair value of the notes payable in credits in lieu of cash. The Company decreased the value of the credits in lieu of cash to equal the value of the notes payable in credits in lieu of cash because the credits in lieu of cash can only be used to satisfy the liability and must equal the value of the notes payable in credits in lieu of cash at all times. The net change in fair value reported in the Company’s condensed consolidated statements of income for the three months ended March 31, 2011 was a gain of $75,000.

Changes in the future yield of the Chartis Note Basket will result in changes to the fair values of the credits in lieu of cash and notes payable in credits in lieu of cash when calculated for future periods; these changes will be reported through the Company’s condensed consolidated statements of income.

Fair Value Option Election – SBA 7(a) Loans

On October 1, 2010, the Company elected to utilize the fair value option for SBA 7(a) loans funded on or after that date. Management believed that doing so would promote its effort to both simplify and make more transparent its financial statements by better portraying the true economic value of this asset on its balance sheet and statement of income. NSBF originates, funds, and services government guaranteed loans under section 7(a) of the Small Business Act. The SBA does not fully guarantee the SBA 7(a) Loans: An SBA 7(a) Loan is bifurcated into a guaranteed portion and an unguaranteed portion, each accruing interest on the principal balance of such portion at a per annum rate in effect from time to time. NSBF originates variable interest loans, usually set at a fixed index to the Prime rate that resets quarterly. Primarily, NSBF has made SBA 7(a) loans carrying guarantees of 75% and 85%; from 2009 through early 2011 under a special program, most of the loans NSBF originated carried a guarantee of 90%. NSBF, both historically and as a matter of its business plan, sells the guaranteed portions via SBA Form 1086 into the secondary market when the guaranteed portion becomes available for sale upon the closing and fully funding of the SBA 7(a) loan and retains the unguaranteed portions. Management recognized that the economic value in the guaranteed portion did not inure to NSBF at the time of their sale but rather when the guaranty attached at origination; amortization accounting by its nature does not recognize this increase in value at the true time when it occurred. Under the fair value option, the value of the guarantee is recorded when it economically occurs at the point of the creation of the loan, and is not delayed until when the sale occurs. Contemporaneously, the value of the unguaranteed portion will also be determined to reflect the full, fair value of the loan.

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

SBA Loans Held for Investment

For loans that completed funding before October 1, 2010, SBA loans held for investment are reported at their outstanding unpaid principal balances adjusted for charge-offs, net deferred loan origination costs and the allowance for loan losses. For loans that completed funding on or after October 1, 2010, management elected to fair value SBA loans held for investment within the fair value hierarchy that prioritizes observable and unobservable inputs utilizing Level 3 unobservable inputs which reflect the Company’s own expectations about the assumptions that market participants would use in pricing the asset (including assumptions about risk). The Company considers its Securitization pricing model to be the best indicator of the fair value discount used to measure loans held for investment. As discussed in the Company’s 2011 10K, the Company was able to securitize its unguaranteed portions of its SBA 7(a) loans and issued notes to an investor with a S&P rating of “AA.”

The fair value measurement, currently recorded as a 9.5% upfront discount of the unguaranteed principal balance of SBA loans held for investment, is based upon the investor price paid for the senior interest in our unguaranteed loans with respect to our two securitized transactions, and adjusted for the estimated servicing and interest income retained by the trust over an estimated repayment term of three years. This was further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries. Should the performance of the underlying loans to the senior notes change, this could impact the assumptions used in the estimated repayment term as well as the estimated default rate and thus result in a higher or lower discount rate taken in the future; management reviews these assumptions regularly. If a loan measured at fair value is subsequently impaired, then the fair value of the loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. The significant unobservable inputs used in the fair value measurement of the impaired loans involves management’s judgment in the use of market data and third party estimates regarding collateral values. Such estimates are further discounted by 20% - 80% to reflect the cost of liquidating the various assets under collateral. Any subsequent increases or decreases in any of the inputs would result in a corresponding decrease or increase in the reserve for loan loss. Because the loans bear interest at a variable rate, NSBF does not have to factor in interest rate risk.

SBA Loans Held For Sale

For guaranteed portions funded, but not yet traded at each measurement date, management elected to fair value SBA loans held for sale within the fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value utilizing Level 2 assets. These inputs include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or have values determined using a pricing model with inputs that are observable in the market. The secondary market for the guaranteed portions is extremely robust with broker dealers acting as primary dealers. NSBF sells regularly into the market and can quickly price its loans for sale. The Company values the guaranteed portion based on market prices equal to the guaranteed loan amount plus a premium that includes both an upfront cash payment (utilizing quoted prices) and the value of a stream of payments representing servicing income received in excess of NSBF’s servicing cost (valued using a pricing model with inputs that are observable in the market).

SBA Loans Transferred, Subject to Premium Recourse

In 2010, a new accounting standard codified into ASC Topic 860, “Transfers and Servicing,” required for the guaranteed portions transferred that the Company, due to the premium warranty formerly incorporated in SBA Form 1086 (the warranty ceased as part of the form on February 7, 2011), establish a new asset related to the guaranteed portion of SBA 7(a) loans contractually sold but subject to premium recourse. Prior to October 1, 2010, guaranteed loans transferred in the secondary market are carried at cost. For guaranteed portions funded on or after October 1, 2010, management elected to fair value SBA loans transferred, subject to premium recourse within the fair value hierarchy that prioritizes observable and unobservable inputs utilizing Level 2 assets. The Company valued the guaranteed portion based on market prices equal to the guaranteed loan amount plus a premium that includes both an upfront cash payment (utilizing quoted prices) and the value of a stream of payments representing servicing income received in excess of NSBF’s servicing cost (valued using a pricing model with inputs that are observable in the market).

After February 7, 2011, the new Form 1086 allowed the Company to recognize premium income concurrent with the date of transfer, as was done prior to January 1, 2010. As a result, the balance in “SBA loans transferred, subject to premium recourse” was reduced to zero during 2011.

	Fair Value Measurements at March 31, 2012 Using:
	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets
SBA loans held for investment	$27,226	$—	$—	$27,226	$(142)
SBA loans held for sale	2,642	—	2,642	—	314

Total assets	$29,868	$—	$2,642	$27,226	$172

	Fair Value Measurements at December 31, 2011 Using:
	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets
SBA loans held for investment	$21,857	$—	$—	$21,857	$(2,392)
SBA loans held for sale	2,198	—	2,198	—	265
SBA loans transferred, subject to premium recourse	—	—	—	—	(3,366)

Total assets	$24,055	$—	$2,198	$21,857	$(5,493)

Below is a summary of the activity in SBA loans held for investment, at fair value for the three months and year ended March 31, 2012 and December 31, 2011, respectively, (in thousands):

	March 31, 2012	December 31, 2011
Balance, beginning of period	$21,857	$2,310
SBA loans held for investment, originated	5,803	22,385
Payments received	(292)	(446)
Fair value loss	(142)	(2,392)

Balance, end of period	$27,226	$21,857

Other Fair Value Measurements

Assets Measured at Fair Value on a Non-recurring Basis are as follows (in thousands):

	Fair Value Measurements at March 31, 2012 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets
Impaired loans	$7,088	$—	$—	$7,088	$(110)
Other real-estate owned	334	—	334	—	(77)

Total assets	$7,422	$—	$334	$7,088	$(187)

	Fair Value Measurements at December 31, 2011 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets
Impaired loans	$6,978	$—	$—	$6,978	$(751)
Other real-estate owned	469	—	469	—	(43)

Total assets	$7,447	$—	$469	$6,978	$(794)

Impaired loans

Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Impaired loans for which the carrying amount is based on fair value of the underlying collateral are included in assets and reported at estimated fair value on a non-recurring basis, both at initial recognition of impairment and on an on-going basis until recovery or charge-off of the loan amount. The significant unobservable inputs used in the fair value measurement of the impaired loans involves management’s judgment in the use of market data and third party estimates regarding collateral values. Such estimates are further discounted by 20% - 80% to reflect the cost of liquidating the various assets under collateral. Valuations in the level of impaired loans and corresponding impairment affect the level of the reserve for loan losses. Any subsequent increases or decreases in any of the inputs would result in a corresponding decrease or increase in the reserve for loan loss.

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

NOTE 4 – SBA LOANS:

SBA loans are geographically concentrated in Florida (14% of the portfolio), Texas (10% of the portfolio) and New York (11% of the portfolio). Below is a summary of the activity in the SBA loans held for investment, net of SBA loan loss reserves for the three months ended March 31, 2012 (in thousands):

Balance at December 31, 2011	$40,412
SBA loans funded for investment	5,803
Fair value adjustment	(142)
Payments received	(935)
Provision for SBA loan losses	(120)
Discount on loan originations, net	79

Balance at March 31, 2012	$45,097

Below is a summary of the activity in the reserve for loan losses for the three months ended March 31, 2012 (in thousands):

Balance at December 31, 2011	$2,900
SBA loan loss provision	120
Recoveries	(1)
Loan charge-offs	(205)

Balance at March 31, 2012	$2,814

Below is a summary of the activity in the SBA loans held for sale for the three months ended March 31, 2012 (in thousands):

Balance at December 31, 2011	$2,198
Originations of SBA Loans held for sale	18,683
Fair value adjustment	48
SBA loans sold	(18,287)

Balance at March 31, 2012	$2,642

All loans are priced at the Prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with the Company. As of March 31, 2012 and December 31, 2011, net SBA loans receivable held for investment with adjustable interest rates amounted to $45,208,000 and $40,475,000, respectively.

For the three months ended March 31, 2012 and 2011, the Company funded approximately $24,521,000 and $19,413,000 in loans and sold approximately $18,287,000 and $12,217,000 of the guaranteed portion of the loans, respectively. Receivables from loans traded but not settled of $13,923,000 and $4,911,000 as of March 31, 2012 and December 31, 2011, respectively, are presented as broker receivable in the accompanying condensed consolidated balance sheets.

The outstanding balances of loans past due over ninety days or more and still accruing interest as of March 31, 2012 and December 31, 2011 amounted to $469,000 and $516,000, respectively.

At March 31, 2012 and December 31, 2011, total impaired non-accrual loans amounted to $7,088,000 and $6,978,000, respectively. For the three months ended March 31, 2012 and for the year ended December 31, 2011, the average balance of impaired non-accrual loans was $6,934,000 and $7,995,000, respectively. Approximately $2,348,000 and $2,428,000 of the allowance for loan losses were allocated against such impaired non-accrual loans, respectively.

The following is a summary of SBA loans held for investment as of:

(in thousands):	March 31, 2012		December 31, 2011
	Fair Value	Cost Basis	Fair Value	Costs Basis
Due in one year or less	$—	$25	$—	$1,033
Due between one and five years	—	4,326	—	3,390
Due after five years	30,046	17,635	24,535	18,413

Total	30,046	21,986	24,535	22,836
Less : Allowance for loan losses	—	(2,814)	—	(2,900)
Less: Deferred origination fees, net	—	(1,301)	—	(1,381)
Less: Fair value adjustment	(2,820)	—	(2,678)	—

Balance (net)	$27,226	$17,871	$21,857	$18,555

NOTE 5 – SERVICING ASSET:

Servicing rights are recognized as assets when SBA loans are accounted for as sold and the rights to service those loans are retained. The Company measures all separately recognized servicing assets initially at fair value, if practicable. The Company reviews capitalized servicing rights for impairment which is performed based on risk strata, which are determined on a disaggregated basis given the predominant risk characteristics of the underlying loans. The predominant risk characteristics are loan term and year of loan origination.

The changes in the value of the Company’s servicing rights for the three months ended March 31, 2012 were as follows:

(in thousands):
Balance at December 31, 2011	$3,420
Servicing rights capitalized	377
Servicing assets amortized	(188)

Balance at March 31, 2012	$3,609

During the quarter ended March 31, 2012, the Company revised its estimate for the amortization period of the servicing asset from 3.94 years to 5.00 years. Variables supporting this change in the rate of amortization included a decrease in loan prepayment speeds, an extended weighted average maturity date of the loan portfolio, and improvements in the credit standing of its loan customers. The effect of this change resulted in a $43,000 reduction in servicing asset amortization for the three months ended March 31, 2012.

The estimated fair value of capitalized servicing rights was $3,609,000 and $3,420,000 at March 31, 2012 and December 31, 2011, respectively. The estimated fair value of servicing assets at March 31, 2012 was determined using a discount rate of 14%, weighted average prepayment speeds ranging from 1% to 12%, depending upon certain characteristics of the loan portfolio, weighted average life of 5.00 years, and an average default rate of 6%. The estimated fair value of servicing assets at December 31, 2011 was determined using a discount rate of 14%, weighted average prepayment speeds ranging from 1% to 12%, depending upon certain characteristics of the loan portfolio, weighted average life of 3.94 years, and an average default rate of 6%. The Company uses an independent valuation specialist to estimate the fair value of the servicing asset.

The unpaid principal balances of loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others within the NSBF originated portfolio were $295,942,000 and $286,113,000 as of March 31, 2012 and December 31, 2011, respectively. The unpaid principal balances of loans serviced for others which were not originated by NSBF and are outside of the Newtek portfolio were $135,857,000 and $136,971,000 as of March 31, 2012 and December 31, 2011, respectively.

NOTE 6 – NOTES PAYABLE:

At March 31, 2012 and December 31, 2011, the Company had long-term debt outstanding comprised of the following (in thousands):

	March 31, 2012	December 31, 2011
Bank notes payable:
Capital One lines of credit (NSBF)
Guaranteed line	$12,001	$5,355
Unguaranteed line	3,200	3,009
Sterling National bank line of credit (NBC)	5,066	3,777
Capital One term loan (NTS)	1,319	1,424

Total bank notes payable:	21,586	13,565
Note payable – Securitization trust DS)	25,400	26,368

Total notes payable	$46,986	$39,933

NOTE 7– STOCK OPTIONS AND RESTRICTED SHARES:

The Company had three share-based compensation plans as of March 31, 2012 and 2011. Shareholders of the Company approved a new share-based plan at the annual meeting during the second quarter of 2011. For the three months ended March 31, 2012 and 2011, compensation cost charged to income for those plans was $142,000 and $51,000, respectively, of which $113,000 and $45,400 are included in salaries and benefits, and $29,000 and $5,600 are included in other general and administrative costs for the three months ended March 31, 2012 and 2011, respectively.

In March 2011, Newtek granted certain employees, executives and board of directors an aggregate of 1,142,000 restricted shares valued at $1,941,000. The grants vest on July 1, 2014. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company recorded $139,000 and $49,000 in share-based compensation in the first quarter of 2012 and 2011, respectively, in connection with the vesting period associated with these grants.

There were no options granted during the three months ended March 31, 2012.

As of March 31, 2012 and December 31, 2011, there was $1,284,000 and $1,426,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2000, 2003 and 2010 plans. That cost is expected to be recognized ratably through July 2014.

NOTE 8 – INCOME TAXES:

The Company’s effective tax rate for the three month period ended March 31, 2012 and 2011 was 38% and 43%, respectively and was comprised of a net current tax provision and deferred tax benefit.

Provision (benefit) for income taxes for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	2012	2011
Current:
Federal	$1,391	$506
State	246	90

	1,637	596

Deferred:
Federal	(715)	(204)
State and local	(126)	(36)

	(841)	(240)

Provision for income taxes	$796	$356

NOTE 9 – INCOME PER SHARE:

Basic income per share is computed based on the weighted average number of common shares outstanding during the period. The effect of common share equivalents is included in the calculation of diluted loss per share only when the effect of their inclusion would be dilutive.

The calculations of income per share were:

(In thousands except per share data):	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Numerator:
Numerator for basic and diluted income per share – income available to common shareholders	$1,303	$509

Denominator:
Denominator for basic income per share – weighted average shares	35,779	35,676
Effect of dilutive securities	414	520

Denominator for diluted income per share – weighted average shares	36,193	36,196

Income per share: basic and diluted	$0.04	$0.01

The amount of anti-dilutive shares/units excluded from the above calculation is as follows:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Stock options and restricted shares	782	—
Warrants	50	50
Contingently issuable shares	83	83

NOTE 10 – COMMITMENTS AND CONTINGENCIES:

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

The Electronic payment processing segment is a processor of credit card transactions, as well as a marketer of credit card and check approval services to the small- and medium-sized business market. Expenses include direct costs (included in a separate line captioned electronic payment processing costs), professional fees, salaries and benefits, and other general and administrative costs, all of which are included in the respective caption on the condensed consolidated statements of income.

The Managed technology solutions segment consists of NTS, acquired in July 2004. NTS’s revenues are derived primarily from web hosting services and consist of web hosting and set up fees. NTS generates expenses such as professional fees, payroll and benefits, and depreciation and amortization, which are included in the respective caption on the accompanying condensed consolidated statements of income, as well as licenses and fees, rent, and general office expenses, all of which are included in other general and administrative costs in the respective caption on the condensed consolidated statements of income.

The Small business finance segment consists of Small Business Lending, Inc., a lender that primarily originates, sells and services government guaranteed SBA 7(a) loans to qualifying small businesses through NSBF, its licensed SBA lender; the Texas Whitestone Group which manages the Company’s Texas Capco; and NBC which provides accounts receivable financing, billing and accounts receivable maintenance services to businesses. NSBF generates revenues from sales of loans, servicing income for those loans retained or contracted to service by NSBF and interest income earned on the loans themselves. The lender generates expenses for interest, professional fees, salaries and benefits, depreciation and amortization, and provision for loan losses, all of which are included in the respective caption on the condensed consolidated statements of income. NSBF also has expenses such as loan recovery expenses, loan processing costs, and other expenses that are all included in the other general and administrative costs caption on the condensed consolidated statements of income.

The All other segment includes revenues and expenses primarily from qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments. The two largest entities in the segment are Newtek Insurance Agency, LLC, an insurance sales operation, and Business Connect, LLC, a provider of sales and processing services. Exponential of New York, LLC, an entity determined to be a subsidiary on January 1, 2012, is also included in All other.

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

The following table presents the Company’s segment information for the periods ended March 31, 2012 and 2011 and total assets as of March 31, 2012 and December 31, 2011 (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Third Party Revenue
Electronic payment processing	$20,618	$20,089
Managed technology solutions	4,693	4,829
Small business finance	4,839	5,053
All other	546	354
Corporate activities	250	335
Capco	200	340

Total reportable segments	31,146	31,000
Eliminations	(417)	(477)

Consolidated Total	$30,729	$30,523

Inter Segment Revenue
Electronic payment processing	$374	$275
Managed technology solutions	201	165
Small business finance	11	20
All other	308	271
Corporate activities	511	406
Capco	208	193

Total reportable segments	1,613	1,330
Eliminations	(1,613)	(1,330)

Consolidated Total	$—	$—

Income (loss) before income taxes
Electronic payment processing	$2,066	$1,204
Managed technology solutions	1,102	1,231
Small business finance	1,466	1,271
All other	(234)	(296)
Corporate activities	(1,800)	(1,965)
Capco	(495)	(611)

Totals	$2,105	$834

Depreciation and amortization
Electronic payment processing	$241	$381
Managed technology solutions	298	375
Small business finance	219	192
All other	14	21
Corporate activities	27	58
Capco	2	3

Totals	$801	$1,030

	As of March 31, 2012	As of December 31, 2011
Identifiable assets
Electronic payment processing	$11,698	$10,722
Managed technology solutions	10,963	10,838
Small business finance	88,708	80,797
All other	5,699	2,878
Corporate activities	3,654	3,281
Capco	19,608	23,494

Consolidated total	$140,330	$132,010

NOTE 12 – SUBSEQUENT EVENTS:

Closing of Second Lien Credit Facility

On April 26, 2012, the Company closed a $15,000,000 Second Lien Credit Facility (“the Facility”) issued by Summit Partners Credit Advisors, L.P. (“Summit”), comprised of a $10,000,000 term loan, which was drawn at closing, and a $5,000,000 delayed draw term loan to be made upon the satisfaction of certain conditions. The funds will be used primarily for general corporate purposes including the origination of SBA 7(a) loans as well as for paying fees and expenses in connection with the closing of the Facility. The loan bears interest at 12.5% per annum on the amount outstanding plus payment-in-kind interest at 2.5%, which can either be paid quarterly in arrears or added to the outstanding loan amount. The Facility will mature in 5.5 years and can be prepaid at any time following the second anniversary date of the closing date.

In addition to a second lien on all of the Company’s assets behind the first lien held by Capital One, N.A., the principal lender to the Company’s SBA lender, NSBF, Summit was given second-lien secured guarantees by each of the Company’s principal subsidiaries: NTS and Universal Processing Services of Wisconsin, LLC, as well as certain other smaller subsidiaries. The Company has also committed to attempt to obtain the approval of the SBA for NSBF to provide a guaranty to Summit of the Company’s obligations; the ability of the Company to achieve this approval is the precondition to the Company obtaining the $5,000,000 delayed draw.

Total closing fees were approximately $1,020,000 which included a 3% fee paid to Summit on the aggregate amount of the Facility, as well as legal, accounting and other closing related costs which will be recorded as deferred financing costs and amortized over the life of the facility. The majority of these fees were paid at closing and netted against the initial draw down. Net cash proceeds received at closing were $9,353,000.

In addition, the Company issued to Summit a warrant representing 1,696,810 common shares, or 4.4% of the Company’s current outstanding common equity. The warrant is exercisable at $0.02 per share and included registration rights and will have limited anti-dilution protection for future issuances of equity and equity-linked securities of the Company issued to officers, directors and employees. Summit is prohibited from selling any common shares it receives on exercise of the warrant for a period of 24 months following the closing; provided, however, that if the Company’s common shares trade at or above $2.25 per share for a period of fifteen consecutive days, Summit will have the ability to sell the common shares. Any sales by Summit will be subject to a right of first refusal in favor of the Company. The Facility calls for financial covenants such as minimum EBITDA, maximum capital expenditures, minimum unrestricted cash and cash equivalents, minimum tangible net worth and maximum leverage.

Share Transactions

In connection with the Company’s 401(k) plan, at December 31, 2011, the Company elected to make a matching contribution in the form of Company shares equal to 50% of the first 2% of employee’s 2011 contributions, up to a maximum match of 1%. In April 2012, in connection with this match, 66,760 treasury shares were transferred to the Company’s 401(k) plan at a value of $1.555 per share.

In April 2012, Newtek granted certain employees and executives an aggregate of 73,500 restricted shares valued at $115,000. The grants vest on July 1, 2014. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest.

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

Executive Overview

For the quarter ended March 31, 2012, the Company reported income before income taxes of $2,105,000, a $1,271,000 improvement over pretax income of $834,000 for the same quarter of 2011. Net income also increased to $1,309,000 in the first quarter of 2012 from $478,000 in the year ago period. Total revenues increased by $206,000 to $30,729,000 from $30,523,000 for the quarter ended March 31, 2012, due to increased revenues in the Electronic payment processing and the All other segments, offset by decreases in revenues from our Managed technology, Small business finance, Capco and Corporate segments. The decrease in revenue in the Small business finance segment was due entirely to the reversal of the fair value adjustment associated with SBA loans transferred, subject to premium recourse, which increased premium income for the same amount in the year ago period. With the exception of Managed technology solutions, each of the segments reported improvements in profitability. In Electronic payment processing the segment had a gain in dollar margin on core business and a decrease in amortization expense, and in Small business finance the segment had an increase in loan originations, loan servicing income, interest income on a larger and better performing portfolio, as well as a reversal of fair value adjustments associated with previously transferred loans subject to premium recourse. In the Capco segment, the decrease in management fees, professional fees and other general and administrative expense contributed to the reduced loss, and in All Other, an increase in insurance commission revenue and a gain on sale of an investment with a zero basis absorbed an increase in salaries and professional fees. In Corporate, greater profitability was attained primarily from cost reductions in rent and occupancy expenses, professional fees as well as reductions in salaries and related expense. As a result of redundancy, the Company restructured and consolidated positions in accounting and finance, and subsequent to quarter end, the Company eliminated the position held by its former Chief Risk Officer.

Related to the Small business finance segment, the Company recorded a fair value loss adjustment on SBA loans held for investment of $142,000 for the period as compared to a fair value loss of $324,000 in the prior period. The improvement was based on the change in the fair value discount that the Company applies to all loans originated subsequent to October 1, 2010. The loss rate was based on the Company’s securitization pricing model and is discussed more fully in Note 3 – Fair Value Measurements. In addition, management changed its estimate for the amortization life on its servicing asset based on analysis supporting an increase in the average life of the NSBF portfolio, as more fully described in Note 5 – Servicing Asset.

Also during the first quarter of 2012, the Company began consolidating Exponential of New York, LLC (“Expo”), a company formed in 1998 to operate as a CAPCO. Prior to 2012, the Company’s interests in Expo were recorded on a cost basis; however, as a result of ownership changes, the Company now holds a 39% interest and was determined to be the primary beneficiary based on its ability to direct the activities of Expo. For the first quarter of 2012, Newtek’s share of pretax income from Expo was approximately $25,000. In addition, a cumulative effect adjustment to retained earnings of $1,466,000 has been recorded. A reconciliation of adjustments to opening equity is included in Note 1 – Description of Business and Basis of Presentation.

The increase in the Company’s cash and cash equivalents from $13,851,000 at March 31, 2011 to $15,341,000 at March 31, 2012 is primarily due to additional borrowings on bank lines of credit, the consolidation of Expo and the Company receiving the remaining proceeds from its 2011 securitization of the unguaranteed, retained loan portions of SBA 7(a) loans, previously set aside for post-closing loan origination. These sources of cash were more than sufficient to offset a $5,237,000 increase in loan originations which totaled $24,521,000 for the three months ended March 31, 2012.

Business Segment Results:

The results of the Company’s reportable segments for the three months ended March 31, 2012 and 2011 are discussed below:

Electronic Payment Processing

	Three months ended March 31:
(In thousands):	2012	2011	$ Change	% Change
Revenue:
Electronic payment processing	$20,617	$20,087	$530	3%
Interest income	1	2	(1)	(50%)

Total revenue	20,618	20,089	529	3%

Expenses:
Electronic payment processing costs	16,881	17,094	(213)	(1%)
Salaries and benefits	1,065	1,065	—	—%
Professional fees	64	59	5	8%
Depreciation and amortization	241	381	(140)	(37%)
Other general and administrative costs	301	286	15	5%

Total expenses	18,552	18,885	(333)	(2%)

Income before income taxes	$2,066	$1,204	$862	72%

2012

Electronic payment processing (“EPP”) revenue increased $530,000 or 3% between years due to organic growth. Revenue increased due to a combination of growth in processing volumes, selective fee increases and additions to services provided to our merchants. Processing volumes were favorably impacted by an increase in the average number of processing merchants under contract between periods of 3%. In addition, organic growth in revenue between periods increased due to an increase of approximately 8% in the average monthly processing volume per merchant. The increase in the average monthly processing volume per merchant is due in part to the addition of several larger volume processing merchants as well as year-over-year growth in processing volumes from existing merchants. Total revenue in 2012 was adversely impacted by approximately 8% due to the overall pricing mix of merchant sales volumes realized between periods as well as the effect of lower pass-through pricing on debit card transactions due to government mandated limits on underlying interchange costs for such transactions.

Electronic payment processing costs decreased $213,000 or 1% between years. Beginning in the fourth quarter of 2011, the EPP Segment began experiencing lower EPP Costs as interchange costs on debit card transactions were reduced for interchange plus priced merchants as well as others. Processing revenues less electronic payment processing costs (“margin”) increased from 14.9% in 2011 to 18.1% in 2012. The increase in margin is due to the introduction of new, higher margin products and services during 2011 and the impact on revenues and EPP Costs as a result of the debit card pricing and interchange cost changes noted above. The increase in margin resulting from the aforementioned items was partially offset by higher residual payments to sales agents which increased $930,000 or 54% between years per their agreements as a result of the pricing and cost changes noted above as well as increases in the mix of merchant sales volumes processed related to such sales agents. Overall, the increase in margin dollars was $742,000 between years.

Excluding electronic payment processing costs, other costs decreased $120,000 or 7% between years. Depreciation and amortization decreased $140,000 between periods as the result of previously acquired portfolio intangible assets becoming fully amortized between periods. Remaining costs increased only $20,000 or 1% between years.

Income before income taxes increased $862,000 to $2,066,000 in 2012 from $1,204,000 in 2011. The increase in income before income taxes was due to the increase in the dollar margin of operating revenues less electronic payment processing costs of $742,000 due to the reasons noted above and the decrease in other depreciation and amortizations cost between years.

Managed Technology Solutions

	Three months ended March 31:
(In thousands):	2012	2011	$ Change	% Change
Revenue:
Web hosting and design	$4,693	$4,829	$(136)	(3)%

Expenses:
Salaries and benefits	1,290	1,184	106	9%
Interest	22	28	(6)	(21)%
Professional fees	169	185	(16)	(9)%
Depreciation and amortization	298	375	(77)	(21)%
Other general and administrative costs	1,812	1,826	(14)	(1)%

Total expenses	3,591	3,598	(7)	—%

Income before income taxes	$1,102	$1,231	$(129)	(10)%

2012

Revenue is derived primarily from recurring fees from hosting websites, including monthly contracts for shared hosting, dedicated servers, and cloud instances (the “plans”). In addition, revenues are derived from contracted services to design web sites. Revenue between years decreased $136,000, or 3%, to $4,693,000 in 2012. The decrease in revenues included a decrease in web design revenues of $44,000 to $458,000 in 2012 and a decrease in web hosting revenue of $92,000. The decrease in web hosting revenue is the result of a decrease in the average monthly number of total plans by 5,085 or 9% between years to 53,004 plans in 2012 from 58,089 plans in 2011. Partially offsetting the decrease in web hosting revenue resulting from the decline in plans was an increase in the average monthly revenue per plan of 7% to $86.19 in 2012 from $80.23 in 2011. The increase in the average revenue per plan reflects a growth in cloud instances and customers purchasing higher-cost plans including additional options and services. The average number of cloud instances increased by 333 to an average of 573 from 240 in 2011 reflecting the Company’s introduction of a customer scalable cloud offering in 2011. The decrease in the average total plans occurred in the shared and dedicated segments. The average monthly number of dedicated server plans for 2012, which generate a higher monthly fee versus shared hosting plans, decreased by 390 between periods, or 20%, to an average of 1,600 from an average of 1,990 in 2011. The average monthly number of shared hosting plans in 2012 decreased by 5,027, or 9%, to an average of 50,832 from 55,859 in 2011. Competition from other web hosting providers as well as alternative website services continues to have a negative effect on web hosting plan count and revenue growth.

While marketing efforts have yet to result in enough new accounts to keep the overall plan count from declining, it continues to be management’s intent to increase revenues and margin per plan through higher service offerings to customers, although this may result in a lower number of plans in place overall.

Total expenses of $3,591,000 in 2012 declined less than 1% from $3,598,000 in 2011. Salaries and benefits increased $106,000 or 9% between years to $1,290,000. The growth in salaries and benefits is principally due to adding additional staffing in the areas of customer service and executive management as well as wage rate increases between periods. Depreciation and amortization cost decreased $77,000 between years to $298,000 due to reduced capital expenditures in recent years as a result of lower replacement costs for new equipment overall, more efficient use of existing equipment within the data center for shared and dedicated plans and the utilization of cloud architecture to more efficiently provide services to customers. The decrease of $16,000 in professional fees was primarily due to a decrease in web design development costs in response to a decrease in web design revenues between years. Other general and administrative costs decreased $14,000 or less than 1% between years.

Income before income taxes decreased 10% or $129,000 to $1,102,000 in 2012 from $1,231,000 in 2011. The decrease in profitability is principally due to the decline in web hosting revenue between years as increases in revenue per site have not offset an overall decline in revenue due to site attrition.

Small Business Finance

	Three months ended March 31:
(In thousands):	2012	2011	$ Change	% Change
Revenue:
Premium income	$2,390	$3,014	$(624)	(21)%
Servicing fee	1,081	639	442	69%
Interest income	709	691	18	3%
Management fees – related party	146	146	—	—%
Other income	513	563	(50)	(9)%

Total revenue	4,839	5,053	(214)	(4)%

Net change in fair value of:
SBA loans transferred, subject to premium recourse	—	(1,484)	1,484	100%
SBA loans held for sale	48	636	(588)	(92)%
SBA loans held for investment	(142)	(324)	182	56%

Total net change in fair value	(94)	(1,172)	1,078	92%

Expenses:
Salaries and benefits	1,413	1,105	308	28%
Interest	577	630	(53)	(8)%
Professional fees	199	162	37	23%
Depreciation and amortization	219	192	27	14%
Provision for loan losses	110	13	97	746%
Other general and administrative costs	761	508	253	50%

Total expenses	3,279	2,610	669	26%

Income before income taxes	$1,466	$1,271	$195	15%

Business Overview

The Newtek Business lending segment is comprised of NSBF which is a non-bank SBA lender that originates, sells and services loans for its own portfolio as well as portfolios of other institutions and NBC which provides accounts receivable financing and billing services to business. As such, revenue is derived primarily from premium income generated by the sale of the guaranteed portions of SBA loans, interest income on SBA loans held for investment and held for sale, servicing fee income on the guaranteed portions of SBA loans sold, servicing income for loans originated by other lenders for which NSBF is the servicer, and financing and billing services, classified as other income above, provided by NBC. Most SBA loans originated by NSBF charge an interest rate equal to the Prime rate plus an additional percentage amount; the interest rate resets to the current Prime rate on a monthly or quarterly basis, which will result in changes to the amount of interest accrued for that month and going forward and a re-amortization of a loan’s payment amount until maturity.

Accounting Policy

Prior to February 7, 2011, guaranteed portions of SBA loans sold in the secondary market included a premium warranty which precluded sale treatment until the end of the expiration of a warranty period, 90 to 270 days subsequent to the date of loan transfer. Such loans were classified on the Balance Sheet as “SBA loans transferred, subject to premium recourse” with a matching liability, “Liability on SBA loans transferred, subject to premium recourse.” The fair value of the associated premium was recorded as SBA loans transferred, subject to premium recourse. At the expiration of the warranty period, the resulting gain on sale was recognized into premium income, the asset and liability eliminated, and the associated fair value adjustment reversed. Effective February 7, 2011, the SBA removed the warranty provision allowing the Company to recognize premium income concurrent with the date of sale and eliminating additions to the SBA loans transferred asset and liability. The net effect of this change resulted in NSBF being able to recognize as premium income, in the quarter ended March 31, 2011, $1,484,000 from 2010 loan sales coming off of warranty as well as premium from loan sales during the three months ended March 31, 2011.

On October 1, 2010, the Company elected to utilize the fair value option for SBA 7(a) loans funded on or after that date. For these fair value loans, premium on loan sales equals the cash premium and servicing asset paid by the purchaser in the secondary market, the discount created on the unguaranteed portion from the sale which formerly reduced premium income is now included in the fair value line item, and, by not capitalizing various transaction expenses, the salary and benefit and loan processing expense lines portray a value closer to the cash cost to operate the lending business. The fair value measurement, currently recorded as a 9.5% upfront discount of the unguaranteed principal balance of SBA loans held for investment, is based upon the investor price paid for the senior interest in our unguaranteed loans with respect to our two securitized transactions, and adjusted for the estimated servicing and interest income retained by the trust over an estimated repayment term of three years. This was further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries. Should the performance of the underlying loans to the senior notes change, this could impact the assumptions used in the estimated repayment term as well as the estimated default rate and thus result in a higher or lower discount rate taken in the future; management reviews these assumptions regularly. If a loan measured at fair value is subsequently impaired, then the fair value of the loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. The significant unobservable inputs used in the fair value measurement of the impaired loans involves management’s judgment in the use of market data and third party estimates regarding collateral values. Such estimates are further discounted by 20% - 80% to reflect the cost of liquidating the various assets under collateral. Any subsequent increases or decreases in any of the inputs would result in a corresponding decrease or increase in the reserve for loan loss. Because the loans bear interest at a variable rate, NSBF does not have to factor in interest rate risk.

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

Small Business Finance Summary

	Three months ended March 31, 2012		Three months ended March 31, 2011
(In thousands):	# Loans	$0,000	# Loans	$0,000

Loans originated and sold in quarter	19	$18,287	26	$12,217
Loans that achieved sale status in quarter, originated in prior period	—	$—	23	$14,566
Premium income recognized (1)		$2,390		$3,014

Average sale price		112.20		111.36

(1)	Of the total premium recognized in the first quarter of 2011, $1,484,000 was from previously originated loans that achieved sale status as a result of the warranty period expiring.

For the three months ended March 31, 2012, the Company recognized $2,390,000 of premium income from 19 loans sold aggregating $18,287,000. During the first quarter 2011, the Company recognized $3,014,000 in premium income from 26 loans sold totaling $12,217,000 not subject to the premium warranty, and 23 loans aggregating $14,566,000 previously subject to the premium warranty that achieved sale status during the quarter. The decrease in premium income for the three months ended March 31, 2012 as compared with the prior period, was due entirely to the reversal of the fair value adjustment of $1,484,000 associated with SBA loans transferred, subject to premium recourse, which increased premium income for the same amount in the three months ended March 31, 2011. Premiums on guaranteed loan sales averaged 112.20 with 1% servicing for the quarter ended March 31, 2012 compared with 111.36 with 1% servicing for the quarter ended March 31, 2011.

	Three months ended March 31:
(In thousands):	2012	2011	$ Change	% Change

Total NSBF originated servicing portfolio (1)	$295,942	$231,444	$64,498	28%
Third party servicing portfolio	135,857	76,229	59,628	78%

Aggregate servicing portfolio	$431,799	$307,673	$124,126	40%

Total servicing earned	$1,081	$639	$442	69%

(1)	Of this amount, total average NSBF originated portfolio earning servicing income was $217,718,000 and $174,029,000 for the three month period ended March 31, 2012 and 2011, respectively.

The $442,000 improvement in servicing fee income was attributable primarily due to the addition of third party loan servicing, which increased by $231,000 for the three months ended March 31, 2012 compared with the three month period ended March 31, 2011. The average third party servicing portfolio increased from $72,624,000 to $134,053,000 for the same three month period, respectively. In addition, servicing fees received from the SBA on repurchased loans increased by $95,000, and the remaining increase of $126,000 was attributable to the expansion of the NSBF portfolio, in which we earn servicing income, which increased from an average of $174,029,000 for the three month period ending March 31, 2011 to an average of $217,718,000 for the same three month period in 2012. This increase was the direct result of increased loan originations throughout 2011 and the first quarter of 2012.

Interest income increased by a net of $18,000 for the three month period ended March 31, 2012 as compared to the same period in 2011. The first quarter of 2012 added $283,000 of interest income as a result of the average outstanding performing portfolio of SBA loans held for investment increasing from $23,978,000 to $41,923,000 for the quarters ended March 31, 2011 and 2012, respectively. Results for 2011 included $272,000 in interest earned from SBA loans transferred, subject to recourse; all transferred loans achieved sales status at December 31, 2011.

Other income decreased by $50,000 primarily due to a $31,000 reduction in fees earned on receivables purchased and a $19,000 decrease in billing fees earned by Newtek Business Credit offset by an increase in other fees of $25,000 during the three months ended March 31, 2012 as compared with the three months ended March 31, 2011. These decreases were attributable to a reduction in the number of clients serviced as well as a decrease in the amount of receivables purchased from existing clients. The remaining $25,000 reduction was attributable to NSBF recognizing fewer prepayment and packaging fees period over period.

The decrease in the net change in fair value associated with SBA loans transferred, subject to premium recourse is the direct result of all previously transferred loans having achieved sale status during 2011 as well as the SBA removing the warranty provision (as previously discussed above) allowing the Company to recognize premium income concurrent with the date of sale. During the first quarter of 2011, as a result of the elimination of the premium warranty, only two loans transferred were not recognized as sales, while 23 previously transferred loans were recognized as sales, thereby reducing the corresponding fair value adjustment by $1,484,000. The decrease in the change in fair value associated with SBA loans held for sale is consistent with a $2,917,000 reduction in the amount of unsold guaranteed loans at March 31, 2011 and 2012, respectively. As a result of the investor price paid for the senior interest in our unguaranteed loans with respect to our two securitized transactions, adjusted for the estimated servicing and interest income retained by the trust over an estimated repayment term of three years and further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries, management reduced the upfront discount taken on its unguaranteed loans, from 11% to 9.5% during the first quarter of 2012, and resulted in a cumulative adjustment in the change in fair value SBA loans held for investment of $445,000 recorded in the three months ended March 31, 2012.

During the three months ended March 31, 2012, loans originated and held for investment aggregated $5,838,000 resulting in a corresponding fair value loss of $142,000, representing an improvement of $182,000 over the first quarter of 2011.

Interest expense decreased by $53,000 for the three months ended March 31, 2012 compared with the same period in 2011, due primarily to $272,000 of interest expense associated with the liability for SBA loans transferred, subject to premium recourse, which was reduced to zero in 2011. Additionally, interest at NBC decreased by $9,000 as the average debt outstanding at NBC decreased from $4,880,000 to $3,741,000 for the three months ended March 31, 2011 and 2012, respectively. These reductions were partially offset by an increase in NSBF interest expense of $145,000 in connection with the closing of the second securitization transaction in December 2011, as well as a $45,000 increase related to the Capital One line of credit which increased from an average outstanding balance of $4,756,000 for the three months ended March 31, 2011 to $9,393,000 for the same period in 2012. The remaining increase is attributable to the amortization of deferred financing costs associated with the NSBF and NBC lines of credit and the second securitization transaction.

Salaries and benefits increased by $308,000 primarily due to an increase in benefit costs and salaries and the addition of staff in the originating, servicing and liquidation departments, as well as an increase in staff to service third party contracts. Combined headcount increased by 21.3% from 47 at March 31, 2011 to 57 at March 31, 2012.

Professional fees for the three months ended March 31, 2012 increased by $37,000 when compared with the three months ended March 31, 2011 primarily due to consulting and accounting expenses, as well as fees associated with the trustee for the loan portfolio securitization.

Loan Loss Reserves and Fair Value Discount

	Three months ended March 31:
(In thousands):	2012	2011	$ Change	% Change

Total reserves and discount, beginning of period	$5,566	$3,845	$1,721	45%
Provision for loan loss	110	13	97	746%
Discount, loans held for investment at fair value (1)	142	324	(182)	(56)%
Charge offs	(195)	(108)	(87)	(81)%

Total reserves and discount, end of period	$5,623	$4,074	$1,549	38%

Gross portfolio balance, end of period	$51,711	$33,254	$18,457	56%
Total impaired nonaccrual loans, end of period	$6,886	$8,294	$(1,408)	17%

(1)	As a result of the investor price paid for the senior interest in our unguaranteed loans with respect to our two securitized transactions, adjusted for the estimated servicing and interest income retained by the trust over an estimated repayment term of three years and further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries, management reduced the upfront discount taken on its unguaranteed loans, from 11% to 9.5% during the first quarter of 2012.

The increase in loan loss provision of $97,000 was offset by the $182,000 net change in fair value of SBA loans held for investment for loans originated subsequent to September 30, 2010. The combined provision for loan loss and net change in fair value decreased from $337,000 for the three months ended March 31, 2011 to $252,000 for the corresponding period in 2012, a net decrease of $85,000 period over period. The allowance for loan loss including the net change in fair value increased from $4,078,000 or 12.3% of the gross portfolio balance of $33,254,000 at March 31, 2011 to $5,623,000 or 10.9% of the gross portfolio balance of $51,711,000 at March 31, 2012. This decrease in reserve percentage also reflects the positive performance of the portfolio, resulting in a return to more historical levels of reserves. Total impaired non-accrual loans decreased from $8,294,000 or 25.4% of the total portfolio at March 31, 2011 to $6,886,000 or 13.3% at March 31, 2012 with $2,530,000 or 30.5% and $2,348,000 or 34.1% of the allowance for loan losses being allocated against such impaired non-accrual loans, respectively. The year over year reduction in non-performing loans results from an improvement in the overall economic climate and less delinquent loans in the portfolio. The year over year reduction in the specific reserve reflects both the overall collateralization on the non-performing portfolio as well as the increase in the portion of that portfolio making periodic payments pending return to performing status reducing the need for a specific reserve at this time.

Other general and administrative costs increased by $253,000 due primarily to the increase in loan originating, processing and servicing costs as a result of the increase in loans originated during the current quarter. Also included is a $97,000 increase in realized losses on the sale of foreclosure properties during the first three months of 2012 as compared with the same period in 2011.

The increase of loan originations combined with improvements in servicing, and interest, generated by the addition to and enhanced performance of the portfolio as well as an increase in third party servicing, were sufficient to offset additional salaries, servicing and origination expenses. The resulting pretax income of $1,466,000 was a 15% improvement over the prior three month period in 2011.

All Other

	Three months ended March 31:
(In thousands):	2012	2011	$ Change	% Change
Revenue:
Insurance commissions	$310	$256	$54	21%
Other income	212	95	117	123%
Other income-related party	22	—	22	100%
Interest income	2	3	(1)	(33)%

Total revenue	546	354	192	54%

Expenses:
Salaries and benefits	546	435	111	26%
Professional fees	102	64	38	59%
Depreciation and amortization	14	21	(7)	(33)%
Other general and administrative costs	118	130	(12)	(9)%

Total expenses	780	650	130	20%

Loss before income taxes	$(234)	$(296)	$62	21%

The All Other segment includes revenues and expenses primarily from Newtek Insurance Agency, LLC (“NIA”), Newtek Payroll Services, LLC and qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments.

Total revenue increased by $192,000, or 54% for the three months ended March 31, 2012 primarily due a $100,000 gain on the sale of an investment with a zero carrying basis, as well as an increase in insurance commission revenue of $54,000. The increase in insurance commissions in the first quarter of 2012 was due to increases in force placed insurance policy income. Other income – related party increased by $22,000, or 100% and represents fees charged by Newtek Payroll Services, LLC to Newtek and subsidiaries which are eliminated upon consolidation.

Salaries and benefits increased by $111,000, or 26% to $546,000, for the three months ended March 31, 2012, as compared to $435,000 for same period in 2011. The increase resulted from additional headcount at Newtek Payroll Services and higher salary costs at Newtek Insurance Agency, LLC. While headcount remained stable at NIA, employee turnover resulted in the hiring of more experienced higher-compensated replacements. Professional fees increased by $38,000, or 59%, to $102,000 for the quarter ended 2012 as compared to $64,000 for 2011. This was primarily due to higher commissions paid to internal and external brokers of $35,000 period over period, as well as approximately $27,250 in audit and tax preparation fees from an entity that became a consolidated subsidiary on January 1, 2012.

Corporate activities

	Three months ended March 31:
(In thousands):	2012	2011	$ Change	% Change
Revenue:
Management fees – related party	$249	$331	$(82)	(25)%
Interest income	1	4	(3)	(75)%

Total revenue	250	335	(85)	(25)%

Expenses:
Salaries and benefits	1,361	1,391	(30)	(2)%
Professional fees	196	251	(55)	(22)%
Depreciation and amortization	27	58	(31)	(53)%
Other general and administrative costs	466	600	(134)	(22)%

Total expenses	2,050	2,300	(250)	(11)%

Loss before income taxes	$(1,800)	$(1,965)	$165	8%

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

Revenue is derived primarily from management fees earned from the Capcos. Management fee revenue declined 25%, or $82,000, to $249,000 for the three months ended March 31, 2012, from $331,000 for the three months ended March 31, 2011. Management fees, which are eliminated upon consolidation, are expected to continue to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not accrued.

Total expenses decreased by $250,000, or 11%, for the three months ended March 31, 2012 from the same period in 2011. Professional fees declined approximately $55,000 period over period as a result of reduced annual audit fees and a reduction in legal fees period over period. Depreciation and amortization decreased $31,000 period over period as a result of fixed assets becoming fully depreciated. The decrease of $134,000 in other general and administrative costs was primarily attributable to reduced rent and related occupancy costs of approximately $75,000 for the quarter, resulting primarily from the Company’s prior year corporate office relocation. In addition, a $75,000 expense reduction in amounts accrued for non-income related taxes due and paid further improved other general and administrative expense. These reductions were partially offset by a $22,000 increase in board share-based compensation.

Loss before income taxes decreased $165,000 for the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to the decrease in expenses explained above, partially offset by a decrease in related party management fee revenue.

Capcos

	Three months ended March 31:
(In thousands):	2012	2011	$ Change	% Change
Revenue:
Income from tax credits	$191	$313	$(122)	(39)%
Interest income	8	26	(18)	(69)%
Other income	1	1	—	—%

Total revenue	200	340	(140)	(41)%

Net change in fair value of:
Credits in lieu of cash and Notes payable in credits in lieu of cash	36	75	(39)	(52)%

Expenses:
Management fees – related party	395	477	(82)	(17)%
Interest expense	237	397	(160)	(40)%
Professional fees	68	84	(16)	(19)%
Other general and administrative costs	31	68	(37)	(54)%

Total expenses	731	1,026	(295)	(29)%

Loss before income taxes	$(495)	$(611)	$116	19%

As described in Note 3 to the condensed consolidated financial statements, effective January 1, 2008, the Company adopted fair value accounting for its financial assets and financial liabilities concurrent with its election of the fair value option for substantially all credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance. These are the financial assets and liabilities associated with the Company’s Capco notes that are reported within the Company’s Capco segment. The table above reflects the effects of the adoption of fair value measurement on the income and expense items (income from tax credits, interest expense and insurance expense) related to the revalued financial assets and liability for the three months ended March 31, 2012 and 2011. In addition, the net change to the revalued financial assets and liability for the three months ended March 31, 2012 and 2011 is reported in the line “Net change in fair value of Credits in lieu of cash and Notes payable in credits in lieu of cash” on the condensed consolidated statement of income.

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

Revenue is derived primarily from non-cash income from tax credits. The decrease in total revenues for the three months ended March 31, 2012 versus the same period in 2011 reflects the effect of the declining dollar amount of tax credits remaining in 2012. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods through 2016, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense. Related party management fees decreased 17%, or $82,000, to $395,000 for the three months ended March 31, 2012 from $477,000 for the same period ended 2011. Related party management fees, which are eliminated upon consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. Interest expense decreased 40%, or $160,000, to $237,000 for the three months ended March 31, 2012 from $397,000 as a result of the declining amount of tax credits payable in 2012. Professional fees and other general and administrative costs decreased by $16,000 and $37,000, respectively, for the three months ended March 31, 2012 as compared to the same period in 2011. The decrease in professional fees was due to lower quarterly external accounting and consulting expenses. The decrease in other general and administrative costs was primarily due to a $6,000 lease restructuring charge in the first quarter of 2011 as well as reduced annual filing fee expenses.

Critical Accounting Policies and Estimates:

The Company’s significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in its Form 10-K for the fiscal year ended December 31, 2011. A discussion of the Company’s critical accounting policies, and the related estimates, are included in Management’s Discussion and Analysis of Results of Operations and Financial Position in its Form 10-K for the fiscal year ended December 31, 2011.

Liquidity and Capital Resources

Cash requirements and liquidity needs over the next twelve months are anticipated to be funded primarily through cash generated from operations, available cash and cash equivalents, existing credit lines, proposed new credit lines and additional securitizations of the Company’s SBA lender’s unguaranteed loan portions. As more fully described below, the Company’s SBA lender will require additional funding sources to maintain SBA loan originations in the latter part of 2013 under anticipated conditions; although the failure to find these sources may require the reduction in the Company’s SBA lending and related operations, it will not impair the Company’s overall ability to operate.

In order to operate, the Company’s SBA lender depends on the continuation of the SBA 7(a) guaranteed loan program of the United States Government. The Company’s SBA lender depends on the availability of purchasers for SBA loans held for sale transferred to the secondary markets and the premium earned therein to support its lending operations. At this time, the Company’s SBA lender depends on the availability of purchasers for SBA loans held for sale transferred to the secondary markets and the premium earned therein to support its lending operations. At this time, the secondary market for the SBA loans held for sale is robust.

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

As an alternative to holding indefinitely the portions of SBA loans remaining after sale of the guaranteed portions in the SBA supervised secondary market, the Company has undertaken to securitize these unguaranteed portions. In December 2010, the first such securitization trust established by the Company issued to one investor notes in the amount of $16,000,000 which received an S&P rating of AA. A second securitization, an amendment to the original transaction, was completed in December 2011, and resulted in an additional $14,900,000 of notes issued to the same investor. The SBA lender used the cash generated from the first transaction to retire its outstanding term loan from Capital One, N.A. and to fund a $3,000,000 account which during the first quarter of 2011 purchased unguaranteed portions originated subsequent to the securitization transaction. Similarly, the proceeds from the second securitization in 2011 were used to pay down its outstanding term loan with Capital One, N.A., and to fund a $5,000,000 account, which was used to purchase unguaranteed portions of loans in the first quarter of 2012. While this securitization process can provide a long-term funding source for the SBA lender, there is no certainty that it can be conducted on an economic basis. In addition, the securitization mechanism itself does not provide liquidity in the short term for funding SBA loans.

In December 2010, the SBA lender entered into a new revolving loan agreement with Capital One, N.A. for up to $12,000,000 to be used to fund the guaranteed portions of SBA loans and to be repaid with the proceeds of the sale in the secondary market of those portions. Also, in June 2011, the SBA lender entered into a new revolving loan agreement with Capital One N.A., for up to $15,000,000 to be used to fund the unguaranteed portions of SBA loans and to be repaid with the proceeds of loan repayments from the borrowers as well as excess cash flow of NSBF. As a result of these two facilities, the SBA lender was able to increase the amount of loans it can fund at any one time.

Through February 28, 2011, the receivables financing unit, NBC, utilized a $10,000,000 line of credit provided by Wells Fargo Bank to purchase and warehouse receivables. On February 28, 2011, NBC entered into a three year line of credit of up to $10,000,000 with Sterling National Bank which replaced the Wells Fargo line. There is no cross collateralization between the Sterling lending facility and the Capital One term loan and credit facility; however, a default under the Capital One term loan or line of credit will create a possibility of default under the Sterling line of credit. The availability of the Sterling line of credit and the performance of the Capital One term loans are subject to compliance with certain covenants and collateral requirements as set forth in their respective agreements, as well as limited restrictions on distributions or loans to the Company by the respective debtor, none of which are material to the liquidity of the Company. At March 31, 2012, the Company and its subsidiaries were in full compliance with applicable loan covenants. The Company guarantees these loans for the subsidiaries up to the amount borrowed; in addition, the Company deposited $750,000 with Sterling to collateralize the guarantee. As of March 31, 2012, the Company’s unused sources of liquidity consisted of $15,341,000 in unrestricted cash and cash equivalents and $596,000 available through the Sterling National Bank line of credit.

Restricted cash of $7,307,000 as of March 31, 2012 is primarily held in NSBF, the Capcos and Corporate. For NSBF, approximately $2,443,000 is held by the securitization trust as a reserve on future nonperforming loans and $1,431,000 is due to participants. For the Capcos, restricted cash can be used in managing and operating the Capcos, making qualified investments and for the payment of taxes on Capco income. In addition, as discussed above, the Company deposited $750,000 with Sterling to collateralize its guarantee.

In summary, Newtek generated and used cash as follows:

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Net cash (used in) provided by operating activities	$(6,559)	$2,815
Net cash (used in) investing activities	(3,706)	(1,599)
Net cash provided by financing activities	14,243	2,253

Net increase in cash and cash equivalents	3,978	3,469

Cash and cash equivalents, beginning of period	11,363	10,382

Cash and cash equivalents, end of period	$15,341	$13,851

Net cash flows (used in) provided by operating activities decreased by $9,374,000 to cash used of $(6,559,000) for the period ended March 31, 2012 compared to cash provided by operations of $2,815,000 for the period ended March 31, 2011. The change primarily reflects the operation of the SBA lender, and due almost entirely to a $9,013,000 increase in the broker receivable. The broker receivable arises from loans traded but not settled before quarter end and represents the amount of cash due from the purchasing broker; the amount varies depending on loan origination volume and timing of sales and settlement at quarter end. In the first quarter of 2012, the Company originated $18,683,000 of SBA loans held for sale and sold $18,287,000 compared with $16,126,000 originated and $12,217,000 sold in the prior quarter.

Net cash used in investing activities primarily includes activity regarding the unguaranteed portions of SBA loans, the purchase of fixed assets and customer accounts, changes in restricted cash and activities involving investments in qualified businesses. Net cash used in investing activities decreased by $2,107,000 to cash used of $(3,706,000) for the period ended March 31, 2012 compared to cash used of $(1,599,000) for the period ended March 31, 2011. The decrease was due primarily to a greater amount of SBA loans originated for investment of $(5,838,000) for the three month period in 2012 compared with $(3,158,000) in 2011, offset by the change in restricted cash, which provided $1,525,000 of cash flow in 2012 versus $1,076,000 in 2011.

Net cash provided by financing activities primarily includes the net borrowings on bank notes payable as well as securitization activities. Net cash provided by financing activities increased by $11,990,000 to cash provided of $14,243,000 for the period ended March 31, 2012 from cash provided of $2,253,000 for the period ended March 31, 2011. The primary reason for the increase was the 2012 period reflects the release of approximately $4,673,000 of restricted cash related to the second securitization that was designated as a pre-funding account in December 2011 and was used during the quarter to purchase unguaranteed portions of SBA 7(a) loans. Offsetting this increase was cash used of $(1,021,000) for payments on senior notes. The net proceeds on bank lines of credit of $8,125,000 for the three months ended March 31, 2012 reflects net borrowings on the Company’s lines of credit with Capital One of $6,836,000 and Sterling, $1,289,000, while the same period in 2011 reflects net proceeds on bank lines of credit of $691,000 derived from the Company’s lines of credit with Wells Fargo and Sterling of $(389,000) and proceeds of $1,080,000 from the Capital One line used for the origination of the guaranteed portions of SBA loans. In addition, the consolidation of Expo provided cash of $2,763,000 for the period.

In sum, the $3,978,000 increase in cash and cash equivalents in 2012 is primarily due to the consolidation of Expo, net borrowings on bank lines of credit and the second securitization of the unguaranteed, retained loan portions of SBA 7(a) loans, previously set aside for post-closing loan origination, which offset loan originations and reduction in the outstanding broker receivable.

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

We do not have significant exposure to changing interest rates on invested cash which was approximately $22,648,000 at March 31, 2012. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions with ratings from S&P of A- or better. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury-only money market instruments or funds and other investment-grade securities. As of March 31, 2012, cash deposits in excess of FDIC and SIPC insurance totaled approximately $1,600,000 and funds held in U.S. Treasury-only money market funds or equivalents in excess of SIPC insurance totaled approximately $1,919,000.

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

(b) Change in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Limitations.

A controls system, no matter how well designed and operated, can provide only reasonable, not absolute, assurances that the controls system’s objectives will be met. Furthermore, the design of a controls system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We periodically evaluate our internal controls and make changes to improve them.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material pending litigation. We and/or one or more of our investee companies are involved in lawsuits regarding wrongful termination claims by employees or consultants, none of which are individually or in the aggregate material to Newtek.

Item 6. Exhibits

Exhibit No.	Description

10.1.1	Employment Agreement with Barry Sloane, dated April 9, 2012, filed herewith.

10.2.1	Employment Agreement with Craig J. Brunet, dated April 9, 2012, filed herewith.

31.1	Certification by Principal Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification by Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: May 10, 2012	By:	/s/ Barry Sloane
Barry Sloane
Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer)

Date: May 10, 2012	By:	/s/ Jennifer Eddelson
Jennifer Eddelson
Chief Accounting Officer (Principal Financial Officer)