Form 10-Q
period 2012-06-30
NEWTEK BUSINESS SERVICES, INC.
filed 2012-08-06
CIK 1094019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-16123

NEWTEK BUSINESS SERVICES, INC.

(Exact name of registrant as specified in its charter)

New York	11-3504638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

212 West 35th Street 2nd Floor, New York, NY	10001
(Address of principal executive offices)	(Zip Code)

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

As of July 30, 2012, there were 35,253,647 of the Company’s Common Shares outstanding.

Item 1.	Financial Statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(In Thousands, except for Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues	$32,338	$32,322	$63,067	$62,845

Net change in fair value of:
SBA loans	(569)	(2,686)	(663)	(3,858)
Warrant liability	(111)	—	(111)	—
Credits in lieu of cash and notes payable in credits in lieu of cash	5	1	41	76

Total net change in fair value	(675)	(2,685)	(733)	(3,782)

Operating expenses:
Electronic payment processing costs	17,849	17,628	34,730	34,722
Salaries and benefits	5,437	5,524	11,113	10,709
Interest	1,136	804	1,973	1,859
Depreciation and amortization	711	1,029	1,512	2,059
Provision for loan losses	154	73	264	86
Other general and administrative costs	4,446	4,443	8,707	8,658

Total operating expenses	29,733	29,501	58,299	58,093

Income before income taxes	1,930	136	4,035	970
Provision for income taxes	726	447	1,522	803

Net income (loss)	1,204	(311)	2,513	167
Net income attributable to non-controlling interests	29	24	23	55

Net income (loss) attributable to Newtek Business Services, Inc.	$1,233	$(287)	$2,536	$222

Weighted average common shares outstanding - basic	35,922	35,716	35,851	35,696

Weighted average common shares outstanding - diluted	36,881	35,716	36,536	36,350

Earnings (loss) per share - basic and diluted	$0.03	$(0.01)	$0.07	$0.01

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2012 AND DECEMBER 31, 2011

(In Thousands, except for Per Share Data)

	June 30, 2012	December 31, 2011
	Unaudited	(Note 1)
ASSETS
Cash and cash equivalents (includes $2,850 and $0, respectively, related to VIE)	$23,061	$11,363
Restricted cash	8,938	14,066
Broker receivable	5,643	4,911
SBA loans held for investment, net (includes $14,120 and $15,217, respectively, related to securitization trust VIE; net of reserve for loan losses of $2,380 and $2,900, respectively)	17,075	18,555
SBA loans held for investment, at fair value (includes $24,004 and $19,617, respectively, related to securitization trust VIE )	31,410	21,857
Accounts receivable (net of allowance of $633 and $308, respectively)	12,775	10,493
SBA loans held for sale, at fair value	1,783	2,198
Prepaid expenses and other assets, net (includes $1,235 and $1,211, respectively, related to securitization trust VIE)	9,285	11,762
Servicing asset (net of accumulated amortization and allowances of $6,322 and $5,964, respectively)	3,831	3,420
Fixed assets (net of accumulated depreciation and amortization of $12,942 and $16,463, respectively)	2,844	2,853
Intangible assets (net of accumulated amortization of $13,585 and $13,226, respectively)	1,088	1,420
Credits in lieu of cash	11,552	16,948
Goodwill	12,092	12,092
Deferred tax asset, net	1,617	72

Total assets	$142,994	$132,010

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$12,996	$14,196
Notes payable	26,631	13,565
Note payable – securitization trust VIE	24,253	26,368
Deferred revenue	1,484	1,634
Notes payable in credits in lieu of cash	11,552	16,948
Warrant liability	2,070	—

Total liabilities	78,986	72,711

Commitments and contingencies
Equity:
Newtek Business Services, Inc. shareholders’ equity:
Preferred shares (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common shares (par value $0.02 per share; authorized 54,000 shares, 36,913 and 36,701 issued respectively; 35,200 and 35,702 outstanding, respectively, not including 83 shares held in escrow)	738	734
Additional paid-in capital	58,344	57,960
Retained earnings (includes $1,466 and $0, respectively, related to consolidation of VIE on January 1, 2012)	4,044	45
Treasury shares, at cost (1,713 and 999 shares, respectively)	(1,467)	(620)

Total Newtek Business Services, Inc. shareholders’ equity	61,659	58,119
Non-controlling interests	2,349	1,180

Total equity	64,008	59,299

Total liabilities and equity	$142,994	$132,010

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(In Thousands)

	2012	2011
Cash flows from operating activities:
Net income	$2,513	$167
Adjustments to reconcile net income to net cash provided by operating activities:
Income from tax credits	(319)	(630)
Accretion of interest expense	360	706
Fair value adjustments on SBA loans	663	3,858
Fair value adjustment on warrant liability	111	—
Fair value adjustment of credits in lieu of cash and notes payable in credits in lieu of cash	(41)	(76)
Deferred income taxes	(1,545)	(550)
Depreciation and amortization	1,512	2,059
Provision for loan losses	264	86
Other, net	451	222
Changes in operating assets and liabilities:
Originations of SBA loans held for sale	(34,686)	(33,573)
Originations of SBA loans transferred, subject to premium recourse	—	(274)
Proceeds from sale of SBA loans held for sale	35,019	32,677
Proceeds from sale of SBA loans, achieving sale status	—	26,613
Liability on SBA loans transferred, subject to premium recourse	—	(29,391)
Broker receivable	(733)	3,262
Accounts receivable	(2,347)	(956)
Prepaid expenses, accrued interest receivable and other assets	3,390	(506)
Accounts payable, accrued expenses and deferred revenue	(1,218)	2,149
Other, net	(1,049)	(3,286)

Net cash provided by operating activities	2,345	2,557

Cash flows from investing activities:
Return of investments in qualified businesses	101	245
Purchase of fixed assets and customer merchant accounts	(813)	(698)
SBA loans originated for investment, net	(10,923)	(8,623)
Payments received on SBA loans	2,086	1,692
Change in restricted cash	368	1,949
Purchase of non-controlling interest	—	(200)

Net cash used in investing activities	(9,181)	(5,635)

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (CONTINUED)

	2012	2011
Cash flows from financing activities:
Net borrowings on bank lines of credit	$5,167	$3,811
Increase in cash due to consolidation of VIE	2,763	—
Proceeds from term loan	10,000	—
Payments on bank term note payable	(208)	(208)
Change in restricted cash due to debt refinancing	—	(750)
Change in restricted cash related to securitization	5,041	3,058
Payments on senior notes	(2,228)	(1,209)
Additions to deferred financing costs	(1,257)	—
Purchase of treasury shares	(926)	—
Other	182	(305)

Net cash provided by financing activities	18,534	4,397

Net increase in cash and cash equivalents	11,698	1,319
Cash and cash equivalents—beginning of period	11,363	10,382

Cash and cash equivalents—end of period	$23,061	$11,701

Supplemental disclosure of cash flow activities:
Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$6,167	$11,101

Addition to assets and liabilities on January 1, 2012 as a result of consolidation of interests in Exponential of New York, LLC
Assets	$2,763	$—

Liabilities	$7	—

Equity	$2,756	—

Additions to additional paid in-capital for warrants expired previously attributable to non-controlling interests	$330	$—

Additions to non-controlling interests as a result of consolidation of majority owned subsidiary	$2,291	$—

Issuance of warrant	$1,959	$—

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

The condensed consolidated financial statements of Newtek, its subsidiaries and consolidated entities included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and include all wholly- and majority-owned subsidiaries, and several portfolio companies in which the Capcos own non-controlling minority interests, or those variable interest entities of which Newtek is considered to be the primary beneficiary. All inter-company balances and transactions have been eliminated in consolidation. Non-controlling interests (previously shown as minority interest) are reported below net income (loss) under the heading “Net loss attributable to non-controlling interests” in the unaudited condensed consolidated statements of operations and shown as a component of equity in the condensed consolidated balance sheets. See New Accounting Standards in Note 2 to the Condensed Consolidated Financial Statements for further discussion.

The Company determined that it was the primary beneficiary of an affiliated Capco company, Exponential of New York, LLC (“Expo”), resulting from an ownership change pursuant to operation of the LLC agreement and its ability to direct the activities of Expo that most significantly impact the entity’s economic performance. The Company now includes Expo as a consolidated variable interest entity effective January 2012, and holds a 39% interest in Expo; the remaining 61% is held by non-affiliates and is accounted for as non-controlling interest. As a result of the consolidation, a cumulative effect adjustment to equity was required to recognize the previously recognized interest in the newly consolidated subsidiary. In addition, the Company’s opening cash and accounts payable increased by $2,763,000 and $7,000, respectively, reflecting the opening balance of Expo’s assets and liabilities. The opening equity was adjusted as follows:

(In thousands)	Number of Common Shares	Common Shares (at par)	Additional Paid-in Capital	Retained Earnings	Number of Treasury Shares	Treasury Shares	Non- controlling Interest	Total
Balance at December 31, 2011	36,701	$734	$57,960	$45	999	$(620)	$1,180	$59,299
Cumulative effect adjustment to opening equity as a result of Expo consolidation	—	—	—	1,466	—	—	2,290	3,756

Adjusted balance at January 1, 2012	36,701	$734	$57,960	$1,511	999	$(620)	$3,470	$63,055

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

During the six months ended June 30, 2012, the Company revised its estimate for the amortization period of the servicing asset. Please see Note 5 to the Condensed Consolidated Financial Statements for a full discussion.

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

Income from tax credits: Following an application process, a state will notify a company that it has been certified as a Capco. The state or jurisdiction then allocates an aggregate dollar amount of tax credits to the Capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the Capco. The Capco is entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements. Newtek has Capcos operating in five states and the District of Columbia. Each statute requires that the Capco invest a threshold percentage of “certified capital” (the funds provided by the insurance company investors) in businesses defined as qualified within the time frames specified. As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco program. Such a disqualification, or “decertification” as a Capco results in a permanent recapture of all or a portion of the allocated tax credits. The proportion of the possible recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks. As the Capco progresses in its investments in Qualified Businesses and, accordingly, places an increasing proportion of the tax credits beyond recapture, it earns an amount equal to the non-recapturable tax credits and records such amount as income, with a corresponding asset called “credits in lieu of cash” in the balance sheet.

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

Sales and Servicing of SBA Loans: NSBF originates loans to customers under the SBA program that generally provides for SBA guarantees of 50% to 85% of each loan, subject to a maximum guarantee amount. This guaranteed portion is generally sold to a third party via an SBA regulated secondary market transaction utilizing SBA Form 1086 for a price equal to the guaranteed loan amount plus a premium that includes both an upfront cash payment and the fair value of future net servicing income. Prior to October 1, 2010, NSBF recognized the revenue item “Premium on loan sales” net of capitalized loan expenses and the discount on the retained unguaranteed portion; subsequent to the adoption of fair value of SBA 7(a) loans on October 1, 2010, NSBF recognizes premium on loan sales as equal to the cash premium plus the fair value of the servicing income. Revenue is recognized on the trade date of the guaranteed portion, except as described below.

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

Interest and SBA Loan Fees: Interest income on loans is recognized as earned. Loans are placed on non-accrual status if they exceed 90 days past due with respect to principal or interest and, in the opinion of management, interest or principal on individual loans is not collectible, or at such earlier time as management determines that the collectability of such principal or interest is unlikely. Such loans are designated as impaired non-accrual loans. All other loans are defined as performing loans. When a loan is designated as impaired non-accrual, the accrual of interest is discontinued, and any accrued but uncollected interest income is reversed and charged against current operations. While a loan is classified as impaired non-accrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding.

The Company passes certain expenditures it incurs to the borrower, such as force placed insurance, insufficient funds fees, or fees it assesses, such as late fees, with respect to managing the loan. These expenditures are recorded when incurred. Due to the uncertainty with respect to collection of these passed through expenditures or assessed fees, any funds received to reimburse the Company are recorded on a cash basis as other income.

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

Other income: Other income represents revenues derived from operating units that cannot be aggregated with other business segments. In addition, other income represents one time recoveries or gains on investments. Revenue is recorded when there is strong evidence of an agreement, the related fees are fixed, the service or product has been delivered, and the collection of the related receivable is assured.

•

Receivable fees: Receivable fees are derived from the funding (purchase) of receivables from finance clients. NBC recognizes the revenue on the date the receivables are purchased at a percentage of face value as agreed to by the client. The Company also has arrangements with certain of its clients whereby it purchases the client’s receivables and charges a fee at a specified rate based on the amount of funds advanced against such receivables. The funds provided are collateralized and the interest income is recognized as earned.

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

The detail of total operating revenues included in the condensed consolidated statements of operations is as follows for the three and six months ended:

	Three months ended June 30:		Six months ended June 30:
(In thousands):	2012	2011	2012	2011
Electronic payment processing	$21,371	$20,714	$41,988	$40,801
Web hosting and design	4,569	4,767	9,262	9,596
Premium income	2,414	4,258	4,804	7,272
Interest income	817	645	1,538	1,371
Servicing fee income – NSBF portfolio	496	352	978	718
Servicing fee income – external portfolios	1,475	377	2,075	652
Income from tax credits	129	317	319	630
Insurance commissions	319	269	630	525
Other income	748	623	1,473	1,280

Totals	$32,338	$32,322	$63,067	$62,845

Electronic Payment Processing Costs

Electronic payment processing costs consist principally of costs directly related to the processing of merchant sales volume, including interchange fees, VISA® and MasterCard® dues and assessments, bank processing fees and costs paid to third-party processing networks. Such costs are recognized at the time the merchant transactions are processed or when the services are performed. Two of the most significant components of electronic processing expenses include interchange and assessment costs, which are set by the credit card associations. Interchange costs are passed on to the entity issuing the credit card used in the transaction and assessment costs are retained by the credit card associations. Interchange and assessment fees are billed primarily as a percent of dollar volume processed and, to a lesser extent, as a per transaction fee. In addition to costs directly related to the processing of merchant sales volume, electronic payment processing costs also include residual expenses. Residual expenses represent fees paid to third-party sales referral sources. Residual expenses are paid under various formulae as contracted. These are generally linked to revenues derived from merchants successfully referred to the Company and that begin using the Company for merchant processing services. Such residual expenses are recognized in the Company’s condensed consolidated statements of operations.

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

(In thousands):	June 30, 2012	December 31, 2011
Electronic payment processing	$382	$284
Small business finance	4,338	9,107
All other	20	110
Corporate activities	1,064	1,064
Capcos	3,134	3,501

Totals	$8,938	$14,066

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

Fair Value

The Company adopted the methods of fair value to value its financial assets and liabilities. The Company carries its credits in lieu of cash, prepaid insurance and notes payable in credits in lieu of cash at fair value, as well as its warranty liability. In addition, the Company elected on October 1, 2010 to fair value its SBA loans held for investment and SBA loans held for sale. The Company also carries impaired loans and other real estate owned at fair value. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the Company utilized a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

The Company sells its services to businesses throughout the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires collateral, such as accounts receivable and/or other assets of the client, whenever deemed necessary. For the three and six months ended June 30, 2012 and 2011, no single customer accounted for 10% or more of the Company’s revenue, or of total accounts receivable at June 30, 2012 and December 31, 2011.

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

The carrying value of investments in Qualified Businesses (included in prepaid expenses and other assets), credits in lieu of cash and notes payable in credits in lieu of cash as well as SBA loans held for investment, SBA loans held for sale, and warrants issued approximate fair value based on management’s estimates.

New Accounting Standards

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” which defers the effective date related to the disclosures required in ASU No. 2010-20, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring. As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU had no impact on the Company’s condensed consolidated statements of operations and balance sheets.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends the current fair value measurement and disclosure guidance of ASC Topic 820 “Fair Value Measurement” to include increased transparency around valuation inputs and investment categorization. The guidance provided in ASU No. 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. The impact of adoption was not material to the Company’s results of operations or financial position; additional disclosures required by this standard are located in Note 3 to the Condensed Consolidated Financial Statements – Fair Value Measurements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350),” to allow entities to use a qualitative approach to test goodwill for impairment and permit an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This standard was effective for interim and annual reporting periods beginning on or after December 15, 2011, and has not had a material impact on the Company’s condensed consolidated statements of operations and balance sheets.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In thousands):

	Fair Value Measurements at June 30, 2012 Using:
(In thousands):	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets
Credits in lieu of cash	$11,552	$—	$11,552	$—	$—
SBA loans held for investment	31,410	—	—	31,410	(581)
SBA loans held for sale	1,783	—	1,783	—	184

Total assets	$44,745	$—	$13,335	$31,410	$(397)

Liabilities
Notes payable in credits in lieu of cash	$11,552	$—	$11,552	$—	$5
Warrant liability	2,070	—	—	2,070	(111)

Total liabilities	$13,622	$—	$11,552	$2,070	$(106)

Assets and Liabilities Measured at Fair Value on a Recurring Basis as (in thousands):

	Fair Value Measurements at December 31, 2011 Using:
(In thousands):	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets
Credits in lieu of cash	$16,948	$—	$16,948	$—	$—
SBA loans held for investment	21,857	—	—	21,857	(2,392)
SBA loans held for sale	2,198	—	2,198	—	265
SBA loans transferred, subject to premium recourse	—	—	—	—	(3,366)

Total assets	$41,003	$—	$19,146	$21,857	$(5,493)

Liabilities
Notes payable in credits in lieu of cash	$16,948	$—	$16,948	$—	$41

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

Based on the aforementioned characteristics and in view of the Chartis credit enhancements, the Company believes that market participants purchasing or selling its Capcos’ debt, and therefore its credits in lieu of cash and notes payable in credits in lieu of cash, view nonperformance risk to be equal to the risk of Chartis nonperformance risk and as such both the fair value of credits in lieu of cash and notes payable in credits in lieu of cash should be priced to yield a rate equal to comparable U.S. Dollar denominated debt instruments issued by Chartis’ parent, AIG. Because the value of notes payable in credits in lieu of cash directly reflects the credit enhancement obtained from Chartis, the unamortized cost relating to the credit enhancement will cease to be separately carried as an asset on the Company’s condensed consolidated balance sheets and is incorporated in notes payable in credits in lieu of cash.

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

On December 31, 2011, the yield on the Chartis Note Basket was 5.53%. As of June 30, 2012, the date the Company revalued the asset and liability, the yields on the Chartis notes averaged 3.31% reflecting changes in interest rates in the marketplace. This decrease in yield decreased both the fair value of the credits in lieu of cash and the fair value of the notes payable in credits in lieu of cash. The Company increased the value of the credits in lieu of cash to equal the value of the notes payable in credits in lieu of cash because the credits in lieu of cash can only be used to satisfy the liability and must equal the value of the notes payable in credits in lieu of cash at all times. The net change in fair value reported in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2012 was a gain of $5,000 and $41,000, respectively.

On December 31, 2010, the yield on the Chartis Note Basket was 4.38%. As of June 30, 2011, the date the Company revalued the asset and liability, the yields on the Chartis notes averaged 4.44% reflecting changes in interest rates in the marketplace. This increase in yield decreased both the fair value of the credits in lieu of cash and the fair value of the notes payable in credits in lieu of cash. The Company increased the value of the credits in lieu of cash to equal the value of the notes payable in credits in lieu of cash because the credits in lieu of cash can only be used to satisfy the liability and must equal the value of the notes payable in credits in lieu of cash at all times. The net change in fair value reported in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2011 was a gain of $1,000 and $76,000, respectively.

Changes in the future yield of the Chartis Note Basket will result in changes to the fair values of the credits in lieu of cash and notes payable in credits in lieu of cash when calculated for future periods; these changes will be reported through the Company’s condensed consolidated statements of operations.

SBA 7(a) Loans

On October 1, 2010, the Company elected to utilize the fair value option for SBA 7(a) loans funded on or after that date. Management believed that doing so would promote its effort to both simplify and make more transparent its financial statements by better portraying the true economic value of this asset on its balance sheet and statement of income. NSBF originates, funds, and services government guaranteed loans under section 7(a) of the Small Business Act. The SBA does not fully guarantee the SBA 7(a) Loans: An SBA 7(a) Loan is bifurcated into a guaranteed portion and an unguaranteed portion, each accruing interest on the principal balance of such portion at a per annum rate in effect from time to time. NSBF originates variable interest loans, usually set at a fixed index to the Prime rate that resets quarterly. Primarily, NSBF has made SBA 7(a) loans carrying guarantees of 75% and 85%; from 2009 through early 2011 under a special program, most of the loans NSBF originated carried a guarantee of 90%. NSBF, both historically and as a matter of its business plan, sells the guaranteed portions via SBA Form 1086 into the secondary market when the guaranteed portion becomes available for sale upon the closing and fully funding of the SBA 7(a) loan and retains the unguaranteed portions. Management recognized that the economic value in the guaranteed portion did not inure to NSBF at the time of their sale but rather when the guaranty attached at origination; amortization accounting by its nature does not recognize this increase in value at the true time when it occurred. Under the fair value option, the value of the guarantee is recorded when it economically occurs at the point of the creation and funding of the loan, and is not delayed until when the sale occurs. Contemporaneously, the value of the unguaranteed portion will also be determined to reflect the full, fair value of the loan.

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

The fair value measurement, currently recorded as a 9.5% upfront discount of the unguaranteed principal balance of SBA loans held for investment, is based upon the investor price paid for the senior interest in our unguaranteed loans with respect to our two securitized transactions, and adjusted for the estimated servicing and interest income retained by the trust over an estimated repayment term of three years. This was further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries. Should the performance of the underlying loans to the senior notes change, this could impact the assumptions used in the estimated repayment term as well as the estimated default rate and thus result in a higher or lower discount rate taken in the future; management reviews these assumptions regularly. If a loan measured at fair value is subsequently impaired, then the fair value of the loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. The significant unobservable inputs used in the fair value measurement of the impaired loans involve management’s judgment in the use of market data and third party estimates regarding collateral values. Such estimates are further discounted by 20% - 80% to reflect the cost of liquidating the various assets under collateral. Any subsequent increases or decreases in any of the inputs would result in a corresponding decrease or increase in the reserve for loan loss. Because the loans bear interest at a variable rate, NSBF does not have to factor in interest rate risk.

Below is a summary of the activity in SBA loans held for investment, at fair value for the six months ended June 30, 2012 and the year ended December 31, 2011, respectively, (in thousands):

	June 30, 2012	December 31, 2011
Balance, beginning of period	$21,857	$2,310
SBA loans held for investment, originated	10,824	22,385
Payments received	(690)	(446)
Fair value loss	(581)	(2,392)

Balance, end of period	$31,410	$21,857

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

Warrant Liability

Warrant liability represents warrants issued in connection with a financing transaction in April 2012. Due to anti-dilution provisions, the warrants are considered a derivative liability and are revalued at each reporting date with changes in the fair value reported in the statements of operations. The fair value of the warrants is determined using the Black-Scholes option valuation model and is subject to fluctuations based on changes in the Company’s stock price, expected volatility, remaining contractual life, and the risk-free interest rate. At June 30, 2012, the fair value of the equity-based warrants was $2,070,000. There were no corresponding liabilities at December 31, 2011.

June 30, 2012
Balance, beginning of period, January 1, 2012	$—
Establishment of warrant liability upon closing of April 2012 financing	1,959
Fair value adjustment through June 30, 2012	111

Balance, end of period	$2,070

Other Fair Value Measurements

Assets Measured at Fair Value on a Non-recurring Basis are as follows (In thousands):

	Fair Value Measurements at June 30, 2012 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets
Impaired loans	$6,730	$—	$—	$6,730	$(134)
Other real-estate owned	179	—	179	—	(119)

Total assets	$6,909	$—	$179	$6,730	$(253)

	Fair Value Measurements at December 31, 2011 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets
Impaired loans	$6,978	$—	$—	$6,978	$(751)
Other real-estate owned	469	—	469	—	(43)

Total assets	$7,447	$—	$469	$6,978	$(794)

Impaired loans

Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Impaired loans for which the carrying amount is based on fair value of the underlying collateral are included in assets and reported at estimated fair value on a non-recurring basis, both at initial recognition of impairment and on an on-going basis until recovery or charge-off of the loan amount. The significant unobservable inputs used in the fair value measurement of the impaired loans involve management’s judgment in the use of market data and third party estimates regarding collateral values. Such estimates are further discounted by 20% - 80% to reflect the cost of liquidating the various assets under collateral. Valuations in the level of impaired loans and corresponding impairment affect the level of the reserve for loan losses. Any subsequent increases or decreases in any of the inputs would result in a corresponding decrease or increase in the reserve for loan loss.

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

NOTE 4 – SBA LOANS:

SBA loans are geographically concentrated in Florida (13% of the portfolio), New York (11% of the portfolio) and Texas (9% of the portfolio). Below is a summary of the activity in the SBA loans held for investment, net of SBA loan loss reserves for the six months ended June 30, 2012 (in thousands):

Balance at December 31, 2011	$40,412
SBA loans funded for investment	10,824
Fair value adjustment	(581)
Payments received	(2,076)
Provision for SBA loan losses	(275)
Discount on loan originations, net	181

Balance at June 30, 2012	$48,485

Below is a summary of the activity in the reserve for loan losses for the six months ended June 30, 2012 (in thousands):

Balance at December 31, 2011	$2,900
SBA loan loss provision	275
Recoveries	9
Loan charge-offs	(804)

Balance at June 30, 2012	$2,380

Below is a summary of the activity in the SBA loans held for sale for the six months ended June 30, 2012 (in thousands):

Balance at December 31, 2011	$2,198
Originations of SBA Loans held for sale	34,686
Fair value adjustment	(82)
SBA loans sold	(35,019)

Balance at June 30, 2012	$1,783

All loans are priced at the Prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with the Company. As of June 30, 2012 and December 31, 2011, net SBA loans receivable held for investment with adjustable interest rates amounted to $49,191,000 and $40,475,000, respectively.

For the six months ended June 30, 2012 and 2011, the Company funded approximately $45,511,000 and $42,622,000 in loans and sold and transferred approximately $35,019,000 and $31,997,000 of the guaranteed portion of the loans, respectively. Receivables from loans traded but not settled of $5,643,000 and $4,911,000 as of June 30, 2012 and December 31, 2011, respectively, are presented as broker receivable in the accompanying condensed consolidated balance sheets.

The outstanding balances of loans past due ninety days or more and still accruing interest as of June 30, 2012 and December 31, 2011 amounted to $191,000 and $516,000, respectively.

At June 30, 2012 and December 31, 2011, total impaired non-accrual loans amounted to $6,730,000 and $6,978,000, respectively. For the six months ended June 30, 2012 and for the year ended December 31, 2011, the average balance of impaired non-accrual loans was $6,836,000 and $7,995,000, respectively. Approximately $1,943,000 and $2,428,000 of the allowance for loan losses were allocated against such impaired non-accrual loans, respectively.

The following is a summary of SBA loans held for investment as of:

(In thousands):	June 30, 2012		December 31, 2011
	Fair Value	Cost Basis	Fair Value	Costs Basis
Due in one year or less	$—	$25	$—	$1,033
Due between one and five years	—	4,396	—	3,390
Due after five years	34,669	16,235	24,535	18,413

Total	34,669	20,656	24,535	22,836
Less : Allowance for loan losses	—	(2,380)	—	(2,900)
Less: Deferred origination fees, net	—	(1,201)	—	(1,381)
Less: Fair value adjustment	(3,259)	—	(2,678)	—

Balance (net)	$31,410	$17,075	$21,857	$18,555

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

The changes in the value of the Company’s servicing rights for the six months ended June 30, 2012 were as follows:

(In thousands):
Balance at December 31, 2011	$3,420
Servicing rights capitalized	769
Servicing assets amortized	(358)

Balance at June 30, 2012	$3,831

During the six months ended June 30, 2012, the Company revised its estimate for the amortization period of the servicing asset from 3.94 years to 5.00 years. Variables supporting this change in the rate of amortization included a decrease in loan prepayment speeds, an extended weighted average maturity date of the loan portfolio, and improvements in the credit standing of its loan customers. The effect of this change resulted in a $83,000 reduction in servicing asset amortization for the six months ended June 30, 2012.

The estimated fair value of capitalized servicing rights was $3,831,000 and $3,420,000 at June 30, 2012 and December 31, 2011, respectively. The estimated fair value of servicing assets at both balance sheet dates was determined using a discount rate of 14%, weighted average prepayment speeds ranging from 1% to 12%, depending upon certain characteristics of the loan portfolio, weighted average life of 3.94 years, and an average default rate of 6%. The Company uses an independent valuation specialist to estimate the fair value of the servicing asset.

The unpaid principal balances of loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others within the NSBF originated portfolio were $309,458,000 and $286,113,000 as of June 30, 2012 and December 31, 2011, respectively. The unpaid principal balances of loans serviced for others which were not originated by NSBF and are outside of the Newtek portfolio were $566,467,000 and $136,971,000 as of June 30, 2012 and December 31, 2011, respectively.

NOTE 6 – NOTES PAYABLE:

At June 30, 2012 and December 31, 2011, the Company had long-term debt outstanding comprised of the following (in thousands):

	June 30, 2012	December 31, 2011
Notes payable:
Capital One lines of credit (NSBF)
Guaranteed line	$6,429	$5,355
Unguaranteed line	5,465	3,009
Summit Partners Credit Advisors, L.P. (NBS)	8,108	—
Sterling National line of credit (NBC)	5,414	3,777
Capital One term loan (NTS)	1,215	1,424

Total notes payable:	26,631	13,565
Note payable – Securitization trust	24,253	26,368

Total notes payable	$50,884	$39,933

On April 26, 2012, the Company closed a $15,000,000 Second Lien Credit Facility (the “Facility”) issued by Summit Partners Credit Advisors, L.P. (“Summit”), comprised of a $10,000,000 term loan, which was drawn at closing, and a $5,000,000 delayed draw term loan to be made upon the satisfaction of certain conditions. The funds were used primarily for general corporate purposes including the origination of SBA 7(a) loans. The loan bears interest at 12.5% per annum on the amount outstanding plus payment-in-kind interest at 2.5%, which can either be paid quarterly in arrears or added to the outstanding loan amount. The Facility will mature in 5.5 years and can be prepaid without penalty at any time following the second anniversary of the closing date.

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

Total closing fees were approximately $1,011,000 which included a 3% fee paid to Summit on the aggregate amount of the Facility, as well as legal, accounting and other closing related costs which will be recorded as deferred financing costs and amortized over the life of the facility. The majority of these fees were paid at closing and netted against the initial draw down. Net cash proceeds received at closing were $9,353,000.

In addition, the Company issued to Summit a warrant representing the right to purchase 1,696,810 common shares, or 4.4% of the Company’s current outstanding common equity. The warrant is exercisable at $0.02 per share, included registration rights and will have anti-dilution protection for future issuances of equity and equity-linked securities of the Company issued to officers, directors and employees. Summit is prohibited from selling any common shares it receives on exercise of the warrant for a period of 24 months following the closing; provided, however, that if the Company’s common shares trade at or above $2.25 per share for a period of fifteen consecutive days, Summit will have the ability to sell the common shares. Any sales by Summit will be subject to a right of first refusal in favor of the Company. The Facility calls for financial covenants such as minimum EBITDA, maximum capital expenditures, minimum unrestricted cash and cash equivalents, minimum tangible net worth and maximum leverage.

In accordance with ASC 470 and ASC 815 the accounting for these warrants reflects the notion that the consideration received upon issuance must be allocated between the debt and warrant liability components based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The warrant liability, due to the anti-dilution provision, is considered a derivative liability, and will therefore be marked to market each reporting period. The remainder of the proceeds was allocated to the debt instrument portion of the transaction. As such, the note was initially valued at $8,041,000, and the difference of $1,959,000 was allocated to the value of the warrant liability and recorded as debt discount, which is being amortized over the life of the note using the interest method. Debt discount amortization for both the three and six months ended

June 30, 2012 was $66,000 and is included in interest expense in the Company’s condensed consolidated statements of operations. The Company determined the fair value of the warrant as of the date of grant was $1.44 per share by utilizing the Black-Scholes model and utilized the following inputs: closing price per share of common stock of $1.45, $0.02 exercise price, volatility of 72.50%, expected term of 10 years, risk-free interest rate of 2.01% and dividend yield of zero.

Through June 30, 2012, the Company has capitalized $1,011,000 of deferred financing costs attributable to the Summit facility of which $34,000 has been amortized and included in interest expense. The net balance of $977,000 is included in prepaid expenses and other assets in the Company’s condensed consolidated balance sheet.

Total interest expense for both the three and six months ended June 30, 2012 was approximately $379,000, which includes interest, payment-in-kind interest, discount on the valuation of the warrant and amortization of deferred financing costs.

NOTE 7 – TREASURY STOCK:

Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of equity in our consolidated balance sheet. From time-to-time, treasury shares may be reissued as part of our stock-based compensation programs. When shares are reissued, we use the weighted average cost method for determining cost. The difference between the cost of the shares and the issuance price is added or deducted from additional paid in-capital.

In November 2011, the Company’s Board of Directors adopted a stock buy-back program authorizing management to enter the market to re-purchase up to 1,000,000 of the Company’s common shares. This 1,000,000 share authorization replaced the unexercised portions of two previous authorizations and terminates in one year. As of June 30, 2012, the Company has purchased a total of 794,339 treasury shares under this authorization with 780,920 shares being repurchased during the first six months of 2012. Total shares repurchased under all three authorizations aggregated 1,437,098 as of June 30, 2012. Since 2007, the Company reissued 196,887 shares in connection with the Company’s 401(k) match program. In addition, 472,814 shares that were held by an affiliate were issued to the Company in 2008 as settlement of an outstanding liability and are being held as treasury shares.

In connection with the Company’s 401(k) plan, at December 31, 2011, the Company elected to make a matching contribution in the form of Company shares equal to 50% of the first 2% of employees’ 2011 contributions, up to a maximum match of 1%. In April 2012, in connection with this match, 66,760 treasury shares were transferred to the Company’s 401(k) plan at a value of $1.555 per share.

NOTE 8 – STOCK OPTIONS AND RESTRICTED STOCK:

The Company had three share-based compensation plans as of June 30, 2012 and 2011, respectively. Shareholders of the Company approved a new share-based plan at the annual meeting during the second quarter of 2011. For the six months ended June 30, 2012 and 2011, compensation cost charged to operations for those plans was $260,000 and $193,000, respectively, of which $203,000 and $164,000 are included in salaries and benefits, and $57,000 and $29,000 are included other general and administrative costs in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2012 and 2011, respectively.

In March 2011, Newtek granted certain employees, executives and board of directors an aggregate of 1,142,000 restricted shares valued at $1,941,000. The grants vest on July 1, 2014. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company charged $105,000 and $244,000 to share-based compensation expense during the three and six months ended June 30, 2012, respectively, in connection with the vesting period associated with these grants.

In the second quarter of 2012, Newtek granted certain employees and executives an aggregate of 124,000 restricted shares valued at $184,000. The grants vest on July 1, 2014. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company charged $15,000 to share-based compensation expense during both the three and six months ended June 30, 2012 in connection with the vesting period associated with these grants.

There were no options granted during the six months ended June 30, 2012.

As of June 30, 2012 and December 31, 2011, there was $1,254,000 and $1,426,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2000, 2003 and 2010 plans. That cost is expected to be recognized ratably through July 2014.

NOTE 9 – INCOME TAXES:

The Company’s provision (benefit) for income taxes for the six months ended June 30, 2012 and 2011 is as follows (in thousands):

	2012	2011
Current:
Federal	$2,587	$827
State	456	526

	3,043	1,353

Deferred:
Federal	(1,293)	(468)
State and local	(228)	(82)

	(1,521)	(550)

Provision for income taxes	$1,522	$803

NOTE 10 – INCOME (LOSS) PER SHARE:

Basic income (loss) per share is computed based on the weighted average number of common shares outstanding (excluding treasury shares) during the period. The effect of common share equivalents is included in the calculation of diluted loss per share only when the effect of their inclusion would be dilutive.

The calculations of income (loss) per share were:

	Three months ended June 30:		Six months ended June 30:
(In thousands except per share data):	2012	2011	2012	2011
Numerator for basic and diluted EPS – income (loss) available to common shareholders	$1,233	$(287)	$2,536	$222

Denominator for basic EPS – weighted average shares	35,922	35,716	35,851	35,696
Effect of dilutive securities	959	—	685	654

Denominator for diluted EPS – weighted average shares	36,881	35,716	36,536	36,350

Earnings (loss) per share: Basic and diluted	$0.03	$(0.01)	$0.07	$0.01

The amount of anti-dilutive shares/units excluded from above is as follows:
Stock options and restricted shares	772	888	777	0
Warrants	5,050	50	5,050	50
Contingently issuable shares	8,383	83	8,383	83

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

The Capco segment, which consists of the twelve Capcos, generates non-cash income from tax credits, interest income and gains from investments in qualified businesses which are included in other income. Expenses primarily include non-cash interest and insurance expense, management fees paid to Newtek (and included in the Corporate activities revenues), legal, and auditing fees and losses from investments in qualified businesses. Exponential of New York, LLC, an entity determined to be a subsidiary on January 1, 2012, is also included in this segment.

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

The following table presents the Company’s segment information for the three and six months ended June 30, 2012 and 2011 and total assets as of June 30, 2012 and December 31, 2011 (In thousands):

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Third Party Revenue
Electronic payment processing	$21,373	$20,717	$41,991	$40,805
Managed technology solutions	4,570	4,767	9,263	9,597
Small business finance	5,963	6,299	10,801	11,353
All other	451	347	883	701
Corporate activities	205	304	455	639
Capcos	141	324	455	663

Total reportable segments	32,703	32,758	63,848	63,758
Eliminations	(365)	(436)	(781)	(913)

Consolidated Total	$32,338	$32,322	$63,067	$62,845

Inter-Segment Revenue
Electronic payment processing	$414	$277	$789	$552
Managed technology solutions	198	133	399	298
Small business finance	13	15	24	35
All other	314	268	622	539
Corporate activities	755	406	1,266	812
Capcos	206	195	414	388

Total reportable segments	1,900	1,294	3,514	2,624
Eliminations	(1,900)	(1,294)	(3,514)	(2,624)

Consolidated Total	$—	$—	$—	$—

Income (loss) before income taxes
Electronic payment processing	$1,904	$1,344	$3,970	$2,547
Managed technology solutions	1,114	997	2,216	2,228
Small business finance	1,478	1,036	2,944	2,308
All other	(238)	(342)	(558)	(638)
Corporate activities	(1,930)	(2,414)	(3,730)	(4,379)
Capcos	(398)	(485)	(807)	(1,096)

Totals	$1,930	$136	$4,035	$970

Depreciation and amortization
Electronic payment processing	$169	$380	$410	$762
Managed technology solutions	303	355	601	730
Small business finance	206	224	426	416
All other	2	20	16	41
Corporate activities	29	47	55	105
Capcos	2	3	4	5

Totals	$711	$1,029	$1,512	$2,059

Identifiable assets	As of June 30, 2012	As of December 31, 2011
Electronic payment processing	$12,357	$10,722
Managed technology solutions	11,191	10,838
Small business finance	90,808	80,797
All other	2,214	2,878
Corporate activities	6,179	3,281
Capco	20,245	23,494

Consolidated total	$142,994	$132,010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Overview

For the quarter ended June 30, 2012, the Company reported income before income taxes of $1,930,000, an increase of $1,794,000 from $136,000 for the same quarter of 2011. The Company had net income of $1,233,000 compared to a net loss of $(287,000) for the second quarter of 2011, a $1,520,000 improvement over the same quarter of 2011. Each of our segments reported improvements in profitability: In Electronic payment processing, the segment had a gain in the dollar margin on core business and a decrease in depreciation and amortization; the improvement in Managed technology solutions was related to a 2011 one-time charge to earnings related to the settlement of a license dispute, which did not recur in 2012, and the increase in Small business finance was primarily related to the expansion of the servicing portfolio and corresponding servicing income. Each of the remaining segments realized reductions in their respective losses reported compared with the prior quarter: Corporate had a decrease in salaries and benefits related to staff reductions and a one-time severance pay accrual recognized in June 2011; All other recorded an increase in insurance commission revenue and the loss in the Capcos decreased as a result of reductions in related party management fees paid. While total revenues increased modestly between periods, Electronic payment processing recorded 3% growth for the quarter, and current period growth in premium income and servicing income in the lending segment was sufficient to offset a $1,700,000 reversal in the current period of the fair value adjustment associated with SBA loans transferred, subject to premium recourse, which increased premium income for the same amount in the year ago period.

In April 2012, the Company closed a $15,000,000 credit facility with Summit comprised of a $10,000,000 term loan, which was drawn at closing, and a $5,000,000 delayed draw term loan to be made upon the satisfaction of certain conditions. The funds will be used primarily for general corporate purposes including the origination of SBA 7(a) loans. The terms of this financing agreement are discussed more fully in Note 6 to the Condensed Consolidated Financial Statements – Notes Payable.

Also in the second quarter 2012, the Company launched a new marketing campaign that included national exposure focusing on generating awareness of our products and services to qualified small business owners. Our direct media advertising campaign under our banner, NEWTEK® The Small Business Authority, will include national television commercials, online display and search media parameters. We will continue with our production of our “The Small Business Authority Index”™ and “The SBA Market Sentiment Survey” ™ reflecting our polling and assessment of business conditions for small businesses; the active use of social media marketing; and perform an update our web site, www.thesba.com, expected to be completed in the second half of 2012.

The increase in the Company’s cash and cash equivalents from $11,363,000 at December 31, 2011 to $23,061,000 at June 30, 2012 is primarily due to the $9,353,000 in proceeds received during the current quarter in connection with the $15,000,000 financing from Summit. This additional source of funds, together with the Company’s existing lines of credit, has positioned us to handle an anticipated increase in loan funding throughout the remainder of 2012 as well as the continued investment in NEWTEK® The Small Business Authority.

Business Segment Results:

The results of the Company’s reportable segments for the three and six months ended June 30, 2012 and 2011 are discussed below:

Electronic Payment Processing

	Three months ended June 30:
(In thousands):	2012	2011	$ Change	% Change
Revenue:
Electronic payment processing	$21,371	$20,714	$657	3%
Interest income	2	3	(1)	(33)%

Total revenue	21,373	20,717	656	3%

Expenses:
Electronic payment processing costs	17,849	17,628	221	1%
Salaries and benefits	1,022	988	34	3%
Professional fees	56	61	(5)	(8)%
Depreciation and amortization	169	380	(211)	(55)%
Other general and administrative costs	373	316	57	18%

Total expenses	19,469	19,373	96	1%

Income before income taxes	$1,904	$1,344	$560	42%

Three Months Ended June 30, 2012 and 2011

Electronic payment processing (“EPP”) revenue increased $657,000 or 3% between years due to organic growth. Revenue increased due to a combination of growth in processing volumes, selective fee increases and additions to services provided to our merchants. Processing volumes were favorably impacted by an increase in the average number of processing merchants under contract between periods of 3%. In addition, growth in revenue between periods increased due to an increase of approximately 9% in the average monthly processing volume per merchant. The increase in the average monthly processing volume per merchant is due in part to the addition of several larger volume processing merchants as well as year-over-year growth in processing volumes from existing merchants. Total revenue in 2012 was adversely impacted by approximately 9% due to the effect of lower pass-through pricing on debit card transactions due to government mandated limits on underlying interchange costs for such transactions as well as the overall pricing mix of merchant sales volumes realized between periods.

Electronic payment processing costs increased $221,000 or 1% between years. Beginning in the fourth quarter of 2011, the EPP Segment began experiencing lower EPP Costs as interchange costs on debit card transactions were reduced for interchange plus priced merchants as well as others. Processing revenues less electronic payment processing costs (“margin”) increased from 14.9% in 2011 to 16.5% in 2012. The increase in margin is due to the impact on revenues and EPP Costs resulting from the debit card pricing and interchange cost changes noted above net of higher residual payments to sales agents which increased $882,000 or 51% between years as well as changes in the mix of merchant sales volumes processed. Overall, the increase in margin dollars was $436,000 between years.

Excluding electronic payment processing costs, other costs decreased $125,000 or 7% between years. Depreciation and amortization decreased $211,000 between periods as the result of a previously acquired portfolio of intangible assets becoming fully amortized between periods. Remaining costs, which increased $86,000 between years, included approximately $50,000 in office relocation costs during 2012.

Income before income taxes increased $560,000 to $1,904,000 in 2012 from $1,344,000 in 2011. The increase in income before income taxes was due to the increase in the dollar margin of operating revenues less electronic payment processing costs of $436,000 due to the reasons noted above and the decrease in depreciation and amortization cost between years.

	Six months ended June 30:
(In thousands):	2012	2011	$ Change	% Change
Revenue:
Electronic payment processing	$41,988	$40,801	$1,187	3%
Interest income	3	4	(1)	(25)%

Total revenue	41,991	40,805	1,186	3%

Expenses:
Electronic payment processing costs	34,730	34,722	8	—%
Salaries and benefits	2,087	2,052	35	2%
Professional fees	120	119	1	1%
Depreciation and amortization	410	762	(352)	(46)%
Other general and administrative costs	674	603	71	12%

Total expenses	38,021	38,258	(237)	(1)%

Income before income taxes	$3,970	$2,547	$1,423	56%

Six Months Ended June 30, 2012 and 2011

Electronic payment processing (“EPP”) revenue increased $1,187,000 or 3% between years due to organic growth. Revenue increased due to a combination of growth in processing volumes, selective fee increases and additions to services provided to our merchants. Processing volumes were favorably impacted by an increase in the average number of processing merchants under contract between periods of 3%. In addition, growth in revenue between periods increased due to an increase of approximately 8% in the average monthly processing volume per merchant. The increase in the average monthly processing volume per merchant is due in part to the addition of several larger volume processing merchants as well as year-over-year growth in processing volumes from existing merchants. Total revenue in 2012 was adversely impacted by approximately 8% due to the effect of lower pass-through pricing on debit card transactions due to government mandated limits on underlying interchange costs for such transactions as well as the overall pricing mix of merchant sales volumes realized between periods.

Electronic payment processing costs increased only $8,000 between years. Beginning in the fourth quarter of 2011, the EPP Segment began experiencing lower EPP Costs as interchange costs on debit card transactions were reduced for interchange plus priced merchants as well as others. Processing revenues less electronic payment processing costs (“margin”) increased from 14.9% in 2011 to 17.3% in 2012. The increase in margin is due to the impact on revenues and EPP Costs resulting from the debit card pricing and interchange cost changes noted above net of higher residual payments to sales agents which increased $1,812,000 or 52% between years, as well as changes in the mix of merchant sales volumes processed. Overall, the increase in margin dollars was $1,179,000 between years.

Excluding electronic payment processing costs, other costs decreased $245,000 or 7% between years. Depreciation and amortization decreased $352,000 between periods as the result of previously acquired portfolio intangible assets becoming fully amortized between periods. Remaining costs increased $107,000 or 4% between years. During 2012, office relocation costs of approximately $50,000 were incurred.

Income before income taxes increased $1,423,000 to $3,970,000 in 2012 from $2,547,000 in 2011. The increase in income before income taxes was due to the increase in the dollar margin of operating revenues less electronic payment processing costs of $1,179,000 due to the reasons noted above and the decrease in depreciation and amortization cost between years.

Managed Technology Solutions

	Three months ended June 30:
(In thousands):	2012	2011	$ Change	% Change
Revenue:
Web hosting and design	$4,570	$4,767	$(197)	(4)%

Expenses:
Salaries and benefits	1,264	1,213	51	4%
Interest	21	27	(6)	(22)%
Professional fees	81	204	(123)	(60)%
Depreciation and amortization	303	355	(52)	(15)%
Other general and administrative costs	1,787	1,971	(184)	(9)%

Total expenses	3,456	3,770	(314)	(8)%

Income before income taxes	$1,114	$997	$117	12%

Three months ended June 30, 2012 and 2011:

Revenue is derived primarily from recurring fees from hosting websites, including monthly contracts for shared hosting, dedicated servers and cloud instances (the “plans”). In addition, revenues are derived from contracted services to design web sites. Revenue between periods decreased $197,000, or 4%, to $4,570,000 in 2012. The decrease in revenues included a decrease in web design revenues of $135,000 to $18,000 in 2012 due to the timing of the completion of such project contracts between years and a decrease in web hosting revenue of $63,000 or 1%. The decrease in web hosting revenue is the result of a decrease in the average monthly number of total plans by 5,592 or 10% between periods to 51,438 plans in 2012 from 57,030 plans in 2011. Substantially offsetting the decrease in web hosting revenue resulting from the decline in the number of plans was an increase in the average monthly revenue per plan of slightly less than 10% to $29.26 in 2012 from $26.70 in 2011. The increase in the average revenue per plan reflects a growth in cloud instances and customers purchasing higher-cost plans including additional options and services. The average number of cloud instances increased by 303 to an average of 626 from 323 in 2011 reflecting the Company’s introduction of a customer scalable cloud offering in 2011. The decrease in the average total plans occurred in the shared and dedicated segments. The average monthly number of dedicated server plans for 2012, which generate a higher monthly fee versus shared hosting plans, decreased by 354 between periods, or 19%, to an average of 1,535 from an average of 1,889 in 2011. The average monthly number of shared hosting plans in 2012 decreased by 5,540, or 10%, to an average of 49,278 from 54,818 in 2011. Competition from other web hosting providers as well as alternative website services continues to have a negative effect on web hosting plan count and revenue growth.

It continues to be management’s intent to increase revenues and margin per plan through higher-priced service offerings to customers, although this may result in some loss of customers and a lower number of plans in place overall. In addition, management plans to lessen its dependency on the Microsoft® web platform by broadening its platform capabilities to include more open source web applications which have become increasingly more attractive to web developers and resellers.

Total expenses of $3,456,000 in 2012 declined $314,000 or 8% from $3,770,000 in 2011. Salaries and benefits increased $51,000 or 4% between periods to $1,264,000. The growth in salaries and benefits is principally due to additional staffing in executive management as well as wage rate increases between periods. Depreciation and amortization decreased $52,000 between periods to $303,000 due to reduced capital expenditures in recent years as a result of lower replacement costs for new equipment overall, more efficient use of existing equipment within the data center for shared and dedicated plans and the utilization of cloud architecture to more efficiently provide services to customers. The decrease of $123,000 in professional fees was primarily due to a decrease in web design development costs as a result of a decrease in web design revenues between periods. Other general and administrative costs decreased $184,000 or 9% between periods. Included in other expenses in 2011 was an expense of $190,000 resulting from the resolution of a licensing dispute. Increases in domain costs of $43,000 and hardware maintenance and support of $47,000, principally due to the restructuring of previous contracts in those areas, were substantially offset by reductions in lease expense of $18,000, utility costs of $40,000 and bad debt expense of $54,000.

Income before income taxes increased 12% or $117,000 to $1,114,000 in 2012 from $997,000 in the same period of 2011. The increase is principally due to lower earnings in 2011 resulting from a $190,000 licensing settlement partially offset by a decline in web hosting revenue between years as increases in revenue per site have not offset an overall decline in revenue due to site attrition.

Six months ended June 30, 2012 and 2011:

	Six months ended June 30:
(In thousands):	2012	2011	$ Change	% Change
Revenue:
Web hosting and design	$9,263	$9,597	$(334)	(3)%

Expenses:
Salaries and benefits	2,554	2,398	156	7%
Interest	43	54	(11)	(20)%
Professional fees	250	388	(138)	(36)%
Depreciation and amortization	601	730	(129)	(18)%
Other general and administrative costs	3,599	3,799	(200)	(5)%

Total expenses	7,047	7,369	(322)	(4)%

Income before income taxes	$2,216	$2,228	$(12)	(1)%

Revenue is derived primarily from recurring fees from hosting websites, including monthly contracts for shared hosting, dedicated servers and cloud instances (the “plans”). In addition, revenues are derived from contracted services to design web sites. Revenue between years decreased by $334,000 to $9,263,000 in 2012. The decrease in revenues included a decrease in web design revenues of $178,000 to $142,000 in 2012 due to the timing of completion of projects between years and a decrease in web hosting revenue of $156,000 or less than 2%. The decrease in web hosting revenue is the result of a decrease in the average monthly number of total plans by 5,338 or 10% between years to 52,222 plans in 2012 from 57,560 plans in 2011. Partially offsetting the decrease in web hosting revenue resulting from the decline in plans was an increase in the average monthly revenue per plan of slightly less than 9% to $28.86 in 2012 from $26.58 in 2011. The increase in the average revenue per plan reflects a growth in cloud instances and customers purchasing higher cost plans including additional options and services. The average number of cloud instances increased by 318 to an average of 599 from 281 in 2011 reflecting the Company’s introduction of a customer scalable cloud offering in 2011. The decrease in the average total plans occurred in the shared and dedicated segments. The average monthly number of dedicated server plans for 2012, which generate a higher monthly fee versus shared hosting plans, decreased by 373 between years, or 19%, to an average of 1,567 from an average of 1,940 in 2011. The average monthly number of shared hosting plans in 2012 decreased by 5,284, or 10%, to an average of 50,055 from 55,339 in 2011. Competition from other web hosting providers as well as alternative website services continues to have a negative effect on web hosting plan count and revenue growth.

Total expenses of $7,047,000 in 2012 declined 4% from $7,369,000 in 2011. Salaries and benefits increased $156,000 or 7% between years to $2,554,000. The growth in salaries and benefits is principally due to adding additional staffing in the areas of customer service and executive management as well as wage rate increases between periods. Depreciation and amortization decreased $129,000 between years to $601,000 due to reduced capital expenditures in recent years as a result of lower replacement costs for new equipment overall, more efficient use of existing equipment within the data center for shared and dedicated plans and the utilization of cloud architecture to more efficiently provide services to customers. The decrease of $138,000 in professional fees was primarily due to a decrease in web design development costs as a result of a decrease in web design revenues between years. Other general and administrative costs decreased $200,000 or 5% between years. Included in other expenses in 2011 was an expense of $190,000 resulting from the resolution of a licensing dispute. Increases in domain costs of $43,000 and hardware maintenance and support of $38,000, principally due to the restructuring of previous contracts in those areas, were substantially offset by a reduction in bad debt expense of $84,000.

Income before income taxes decreased 1% or $12,000 to $2,216,000 in 2012 from $2,228,000 in 2011. A decrease in profitability due to the decline in web hosting revenue between years where increases in revenue per site have not offset an overall decline in revenue due to site attrition was substantially offset by an overall decrease in costs including the impact of a $190,000 licensing settlement cost in 2011.

Small Business Finance

	Three months ended June 30:
(In thousands):	2012	2011	$ Change	% Change
Revenue:
Premium income	$2,414	$4,258	$(1,844)	(43)%
Servicing fee	1,971	729	1,242	170%
Interest income	807	618	189	31%
Management fees – related party	146	146	—	—%
Other income	625	548	77	14%

Total revenue	5,963	6,299	(336)	(5)%

Net change in fair value of:
SBA loans transferred, subject to premium recourse	—	(1,703)	1,703	(100)%
SBA loans held for sale	(130)	(370)	240	(65)%
SBA loans held for investment	(439)	(613)	174	(28)%
Warrant liability	(111)	—	(111)	100%

Total net change in fair value	(680)	(2,686)	2,006	(75)%

Expenses:
Salaries and benefits	1,439	1,116	323	29%
Interest	969	451	518	115%
Professional fees	153	70	83	119%
Depreciation and amortization	206	224	(18)	(8)%
Provision for loan losses	155	74	81	109%
Other general and administrative costs	883	642	241	38%

Total expenses	3,805	2,577	1,228	48%

Income before income taxes	$1,478	$1,036	$442	43%

Business Overview

The Newtek Business lending segment is comprised of NSBF which is a non-bank SBA lender that originates, sells and services loans for its own portfolio as well as portfolios of other institutions, and NBC which provides accounts receivable financing and billing services to business. Revenue is derived primarily from premium income generated by the sale of the guaranteed portions of SBA loans, interest income on SBA loans held for investment and held for sale, servicing fee income on the guaranteed portions of SBA loans sold, servicing income for loans originated by other lenders for which NSBF is the servicer, and financing and billing services, classified as other income above, provided by NBC. Most SBA loans originated by NSBF charge an interest rate equal to the Prime rate plus an additional percentage amount; the interest rate resets to the current Prime rate on a monthly or quarterly basis, which will result in changes to the amount of interest accrued for that month and going forward and a re-amortization of a loan’s payment amount until maturity.

Accounting Policy

Prior to February 7, 2011, guaranteed portions of SBA loans sold in the secondary market included a premium warranty which precluded sale treatment until the end of the expiration of a warranty period, 90 to 270 days subsequent to the date of loan transfer. Such loans were classified on the Balance Sheet as “SBA loans transferred, subject to premium recourse” with a matching liability, “Liability on SBA loans transferred, subject to premium recourse.” The fair value of the associated premium was recorded as SBA loans transferred, subject to premium recourse. At the expiration of the warranty period, the resulting gain on sale was recognized into premium income, the asset and liability eliminated, and the associated fair value adjustment reversed. Effective February 7, 2011, the SBA removed the warranty provision allowing the Company to recognize premium income concurrent with the date of sale and eliminating additions to the SBA loans transferred asset and liability. The net effect of this change resulted in NSBF being able to recognize as premium income, in the quarter ended June 30, 2011, $1,703,000 from 2010 loan sales coming off of warranty as well as premium from loan sales during the three months ended June 30, 2011.

On October 1, 2010, the Company elected to utilize the fair value option for SBA 7(a) loans funded on or after that date. For these fair value loans, premium on loan sales equals the cash premium and servicing asset paid by the purchaser in the secondary market, the discount created on the unguaranteed portion from the sale which formerly reduced premium income is now included in the fair value line item, and, by not capitalizing various transaction expenses, the salaries and benefits and loan processing expense lines portray a value closer to the cash cost to operate the lending business. The fair value measurement, currently recorded as a 9.5% upfront discount of the unguaranteed principal balance of SBA loans held for investment, is based upon the investor price paid for the senior interest in our unguaranteed loans with respect to our two securitization transactions, and adjusted for the estimated servicing and interest income retained by the trust over an estimated repayment term of three years. This was further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries. Should the performance of the underlying loans to the senior notes change, this could impact the assumptions used in the estimated repayment term as well as the estimated default rate and thus result in a higher or lower discount rate taken in the future; management reviews these assumptions regularly. If a loan measured at fair value is subsequently impaired, then the fair value of the loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. The significant unobservable inputs used in the fair value measurement of impaired loans involve management’s judgment in the use of market data and third party estimates regarding collateral values. Such estimates are further discounted by 20% - 80% to reflect the cost of liquidating the various assets under collateral. Any subsequent increases or decreases in any of the inputs would result in a corresponding decrease or increase in the reserve for loan loss. Because the loans bear interest at a variable rate, NSBF does not have to factor in interest rate risk.

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

Small Business Finance Summary

	Three months ended June 30, 2012		Three months ended June 30, 2011
(In thousands):	# Loans	$ Amount	# Loans	$ Amount
Loans sold in quarter	25	$16,732	32	$19,781
Loans originated in quarter	28	$21,025	34	$23,209
Loans that achieved sale status in quarter, originated in prior period	—	$—	23	$14,670
Premium income recognized (1)		$2,414		$4,258

Average sale price		114.16		110.93

(1)	Of the total premium recognized in the second quarter of 2011, $1,703,000 was from previously originated loans that achieved sale status as a result of the warranty period expiring.

For the three months ended June 30, 2012, the Company recognized $2,414,000 of premium income from 25 loans sold aggregating $16,732,000. During the three months ended June 30, 2011, the Company recognized $4,258,000 in premium income from 32 loans sold totaling $19,781,000 not subject to the premium warranty, and 23 loans aggregating $14,670,000 previously subject to the premium warranty that achieved sale status during the quarter. The decrease in premium income for the three months ended June 30, 2012 as compared with the prior period, was due primarily to the reversal of the fair value adjustment of $1,703,000 associated with SBA loans transferred, subject to premium recourse, which increased premium income for the same amount in the three months ended June 30, 2011. The additional decrease was attributable to the reduction in the number of loans sold quarter over quarter, offset by an increase in premium pricing. Premiums on guaranteed loan sales averaged 114.16 with 1% servicing for the quarter ended June 30, 2012 compared with 110.93 with 1% servicing for the quarter ended June 30, 2011.

Servicing Portfolios and related Servicing Income

	Three months ended June 30:
(In thousands):	2012	2011	$ Change	% Change
Total NSBF originated servicing portfolio (1)	$309,457	$249,565	$59,892	24%
Third party servicing portfolio	257,009	75,880	181,129	239%

Aggregate servicing portfolio	$566,466	$325,445	$241,021	74%

Total servicing income earned	$1,971	$729	$1,242	170%

(1)	Of this amount, total average NSBF originated portfolio earning servicing income was $234,431,000 and $184,458,000 for the three months ended June 30, 2012 and 2011, respectively.

The $1,242,000 improvement in total servicing fee income was essentially due to the addition of third party loan servicing, which increased by $1,130,000 for the three months ended June 30, 2012 compared with the three months ended June 30, 2011. The average third party servicing portfolio increased from $76,055,000 to $240,897,000 for the 2011 and 2012 three month period, respectively. The remaining increase of $112,000 was attributable to the expansion of the NSBF portfolio, in which we earn servicing income, which increased from an average of $184,458,000 for the three month period ending June 30, 2011 to an average of $234,431,000 for the three months ended June 30, 2012. This increase was the direct result of increased loan originations throughout 2011 and the first six months of 2012.

Interest income increased by $189,000 for the three months ended June 30, 2012 as compared to the same period in 2011. The second quarter of 2012 added $246,000 of interest income as a result of the average outstanding performing portfolio of SBA loans held for investment increasing from $26,247,000 to $46,993,000 for the quarters ended June 30, 2011 and 2012, respectively. Interest income for the three months ended June 30, 2011 included $55,000 in interest earned from SBA loans transferred, subject to recourse; all transferred loans achieved sales status at December 31, 2011.

Other income increased by $77,000 primarily due to a $15,000 increase in fees earned on receivables purchased and a $69,000 increase in annual and upfront fees on financing clients earned by NBC offset by a decrease in other fees of $8,000 from NSBF during the three months ended June 30, 2012 as compared with the three months ended June 30, 2011 attributable to recognizing fewer prepayment and packaging fees period over period.

The increase in the net change in fair value associated with SBA loans transferred, subject to premium recourse is the direct result of all previously transferred loans having achieved sale status during 2011 as well as the SBA removing the warranty provision (as discussed above) allowing the Company to recognize premium income concurrently with the date of sale. During the three months ended June 30, 2011, as a result of the elimination of the premium warranty, 23 previously transferred loans were recognized as sales, thereby reducing the corresponding fair value adjustment by $1,703,000. The change in fair value associated with SBA loans held for sale is related to the total amount of loans converted from partially funded to fully funded status during a given period. During the three months ended June 30, 2011 and 2012, the Company converted $2,368,000 in partially funded loans compared with $729,000, respectively. The increase in the change in fair value on SBA loans held for investment is a result of reducing the upfront discount taken on unguaranteed loans, from 11% to 9.5% during the first quarter of 2012. This reduction was determined based on the investor price paid for the senior interest in our unguaranteed loans with respect to our two securitized transactions, adjusted for the estimated servicing and interest income retained by the trust over an estimated repayment term of three years and further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries. During the three months ended June 30, 2012, loans originated and held for investment aggregated $5,015,000 resulting in a corresponding fair value loss of $439,000, representing an improvement of $174,000 over the second quarter of 2011. In connection with the Summit financing transaction which closed in April 2012, the Company adjusted its warrant liability to fair value at period end resulting in a fair value loss of $111,000 for the three months ended June 30, 2012.

Salaries and benefits increased by $323,000 primarily due to the addition of staff in the originating, servicing and liquidation departments, as well as additional staff to service third party contracts. Combined headcount increased by 30% from 50 at June 30, 2011 to 65 at June 30, 2012.

Interest expense increased by $518,000 for the three months ended June 30, 2012 compared with the same period in 2011, due primarily to $379,000 of interest expense associated with the Summit financing transaction which closed in April 2012. The

$379,000 includes interest, payment-in-kind interest, discount on the valuation of the warrant and amortization of deferred financing costs. Additionally, interest at NBC increased by $6,000 as the average debt outstanding at NBC increased from $4,981,000 to $5,336,000 for the three months ended June 30, 2011 and 2012, respectively and NSBF experienced an increase in interest expense of $177,000 in connection with the closing of the second securitization transaction in December 2011 and an increase of $11,000 related to the Capital One line of credit increase in June 2011. The remaining decrease is attributable to a reduction of $55,000 attributable to the liability for SBA loans transferred, subject to premium recourse, which was reduced to zero in 2011.

Professional fees for the three months ended June 30, 2012 increased by $83,000 when compared with the three months ended June 30, 2011 primarily due to consulting and accounting expenses, as well as fees associated with the trustee for the loan portfolio securitization.

Loan Loss Reserves and Fair Value Discount

	Three months ended June 30:
(In thousands):	2012	2011	$ Change	% Change
Total reserves and discount, beginning of period	$5,623	$4,077	$1,546	38%
Provision for loan loss	155	74	81	109%
Discount, loans held for investment at fair value (1)	439	613	(174)	(28)%
Charge offs (net of recoveries)	(589)	(263)	(326)	(124)%

Total reserves and discount, end of period	$5,628	$4,501	$1,127	25%

Gross portfolio balance, end of period	$55,024	$37,728	$17,296	46%

Total impaired nonaccrual loans, end of period	$6,519	$8,334	$(1,815)	(22)%

(1)	Based on the investor price paid for the senior interest in our unguaranteed loans with respect to our two securitized transactions, adjusted for the estimated servicing and interest income retained by the trust over an estimated repayment term of three years and further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries, the upfront discount taken on unguaranteed loans was reduced from 11% to 9.5% during the first quarter of 2012.

The increase in loan loss provision of $81,000 was offset by the $174,000 net change in fair value of SBA loans held for investment for loans originated subsequent to September 30, 2010. The combined provision for loan loss and net change in fair value decreased from $687,000 for the three months ended June 30, 2011 to $594,000 for the same period in 2012, a net decrease of $93,000 period over period. The allowance for loan loss, together with the cumulative fair value adjustment related to the SBA loans held for investment, increased from $4,501,000 or 12.0% of the gross portfolio balance of $37,728,000 at June 30, 2011 to $5,628,000 or 10.2% of the gross portfolio balance of $55,024,000 at June 30, 2012. This decrease in reserve percentage also reflects the positive performance of the portfolio. Total impaired non-accrual loans decreased from $8,334,000 or 22.0% of the total portfolio at June 30, 2011 to $6,519,000 or 11.8% at June 30, 2012 with $2,507,000 or 30.1% and $1,943,000 or 29.8% of the allowance for loan losses being allocated against such impaired non-accrual loans, respectively. The year over year reduction in non-performing loans results from an improvement in the overall economic climate. The year over year reduction in the specific reserve reflects both the overall collateralization on the non-performing portfolio as well as the increase in the portion of that portfolio making periodic payments pending return to performing status reducing the need for a specific reserve at this time.

Other general and administrative costs increased by $241,000 due primarily to the increase in loan originating, processing and servicing costs as a result of the increase in loans originated and serviced during the current quarter as well as an increase in loan recovery costs of $114,000 during the second quarter of 2012 as compared with the same quarter in 2011.

The increase of the loan portfolio, combined with improvements in servicing and interest, generated by the addition to and enhanced performance of the portfolio, and an increase in third party servicing, offset additional salaries, servicing and origination expenses. The resulting pretax income of $1,478,000 for the three months ended June 30, 2012 was a 43% improvement over the pretax income of $1,036,000 for the three months ended June 30, 2011.

	Six months ended June 30:
(In thousands):	2012	2011	$ Change	% Change
Revenue:
Premium income	$4,804	$7,272	$(2,468)	(34)%
Servicing fee	3,052	1,368	1,684	123%
Interest income	1,516	1,310	206	16%
Management fees – related party	293	293	—	—%
Other income	1,136	1,110	26	2%

Total revenue	10,801	11,353	(552)	(5)%

Net change in fair value of:
SBA loans transferred, subject to premium recourse	—	(3,216)	3,216	(100)%
SBA loans held for sale	(82)	296	(378)	(128)%
SBA loans held for investment	(581)	(938)	357	(38)%

Warrant liability	(111)	—	(111)	—%

Total net change in fair value	(774)	(3,858)	3,084	(80)%

Expenses:
Salaries and benefits	2,852	2,220	632	28%
Interest	1,546	1,082	464	43%
Professional fees	351	232	119	51%
Depreciation and amortization	426	416	10	2%
Provision for loan losses	265	86	179	208%
Other general and administrative costs	1,643	1,151	492	43%

Total expenses	7,083	5,187	1,896	37%

Income before income taxes	$2,944	$2,308	$636	28%

Small Business Finance Summary

	Six months ended June 30, 2012		Six months ended June 30, 2011
(In thousands):	# Loans	$ Amount	# Loans	$ Amount
Loans sold in period	44	$35,019	58	$31,997
Loans originated in period	47	$45,511	59	$42,622
Loans that achieved sale status, originated in prior period	—	$—	46	$29,219
Premium income recognized (1)		$4,804		$7,272

Average sale price		113.06		111.21

(1)	Of the total premium recognized in the first half of 2011, $3,216,000 was from previously originated loans that achieved sale status as a result of the warranty period expiring.

For the six months ended June 30, 2012, the Company recognized $4,804,000 of premium income from 44 loans sold aggregating $35,019,000. During the six months ended June 30, 2011, the Company recognized $4,056,000 of premium income from 58 loans sold totaling $31,997,000 not subject to the premium warranty, and $3,216,000 from 46 loans aggregating $29,219,000 previously subject to the premium warranty that achieved sale status during the six months. The decrease in premium income for the six months ended June 30, 2012 as compared with the prior period was due entirely to the reversal of the fair value adjustment of $3,216,000 associated with SBA loans transferred, subject to premium recourse, which increased premium income for the same amount in the six months ended June 30, 2011. Premium prices on guaranteed loan sales averaged 113.06 with 1% servicing for the six months ended June 30, 2012 compared with 111.21 with 1% servicing for the six months ended June 30, 2011.

Servicing Portfolios and related Servicing Income

	Six months ended June 30:		$ Change	% Change
(In thousands):	2012	2011
Total NSBF originated servicing portfolio (1)	$309,457	$249,565	$59,892	24%
Third party servicing portfolio	257,009	75,880	181,129	239%

Aggregate servicing portfolio	$566,466	$325,445	$241,021	74%

Total servicing income earned	$3,052	$1,368	$1,684	123%

(1)	Of this amount, total average NSBF originated portfolio earning servicing income was $226,073,000 and $179,244,000 for the six month period ended June 30, 2012 and 2011, respectively.

The $1,684,000 improvement in total servicing fee income was attributable primarily to third party loan servicing, which increased by $1,358,000 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The average third party servicing portfolio increased from $76,055,000 to $143,337,000 for the 2011 and 2012 six month period, respectively. In addition, servicing fees received from the SBA on repurchased loans increased by $67,000 and the remaining increase of $259,000 was attributable to the expansion of the NSBF portfolio, in which we earn servicing income, which increased from an average of $179,244,000 for the six month period ending June 30, 2011 to an average of $226,073,000 for the same six month period in 2012. This increase was the direct result of increased loan originations throughout 2011 and the first six months of 2012.

Interest income increased by $206,000 for the six months ended June 30, 2012 as compared to the same period in 2011. The first half of 2012 added $528,000 of interest income as a result of the average outstanding performing portfolio of SBA loans held for investment increasing from $25,112,000 to $44,458,000 for the six months ended June 30, 2011 and 2012, respectively. Results for 2011 included $326,000 in interest earned from SBA loans transferred, subject to recourse; all transferred loans achieved sales status at December 31, 2011.

Other income increased by $26,000 primarily due to a $92,000 increase in annual and upfront fees on financing clients earned by NBC, offset by a decrease in receivable and billing fee revenue of $30,000. Additionally, NSBF incurred a $35,000 reduction in other income period over period attributable to recognizing fewer prior period expense recoveries and packaging fees.

The increase in the net change in fair value associated with SBA loans transferred, subject to premium recourse is the direct result of all previously transferred loans having achieved sale status during 2011 as well as the SBA removing the warranty provision (as previously discussed above) allowing the Company to recognize premium income concurrent with the date of sale. During the six months ended, June 30, 2011, as a result of the elimination of the premium warranty, 23 previously transferred loans were recognized as sales, thereby reducing the corresponding fair value adjustment by $3,216,000. The change in fair value associated with SBA loans held for sale is related to the total amount of loans converted from partially funded to fully funded status during a given period. During the six months ended June 30, 2011 and 2012, the Company converted $59,000 in partially funded loans compared with $335,000, respectively. The increase in the change in fair value on SBA loans held for investment is a result of reducing the upfront discount taken on unguaranteed loans, from 11% to 9.5% during the first quarter of 2012. This reduction was determined based on the investor price paid for the senior interest in our unguaranteed loans with respect to our two securitized transactions, adjusted for the estimated servicing and interest income retained by the trust over an estimated repayment term of three years and further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries. During the six months ended June 30, 2012, loans originated and held for investment aggregated $10,824,000 resulting in a corresponding fair value loss of $581,000, representing an improvement of $357,000 over the first half of 2011. In connection with the Summit financing transaction which closed in April 2012, the Company recorded a fair value loss of $111,000 for the six months ended June 30, 2012 to reflect the fair value of warrants issued as part of the transaction.

Salaries and benefits increased by $632,000 primarily due to the addition of staff in the originating, servicing and liquidation departments, as well as additional staff to service outside contracts. Combined headcount increased by 25.53% from an average of 47 for the six months ended June 30, 2011 to an average of 59 for the six months ended June 30, 2012.

Interest expense increased by $464,000 for the six months ended June 30, 2012 compared with the same period in 2011, due primarily to $379,000 of interest expense associated with the Summit financing transaction which closed in April 2012. The $379,000 includes interest, payment-in-kind interest, discount on the valuation of the warrant and amortization of deferred financing costs. Additionally, NSBF experienced an increase in interest expense of $330,000 in connection with the closing of the second securitization transaction in December 2011 and an additional $86,000 increase related to the Capital One line of credit which increased from an average outstanding balance of $5,614,000 for the six months ended June 30, 2011 to $7,180,000 for the same period in 2012. These increases were offset by a reduction of $326,000 attributable to the liability for SBA loans transferred, subject to premium recourse, which was reduced to zero in 2011 and a decrease of interest at NBC by $24,000 due to the write off of the remaining deferred financing costs under the Wells line in 2011.

Professional fees for the six months ended June 30, 2012 increased by $119,000 when compared with the six months ended June 30, 2011 primarily due to consulting and accounting expenses, as well as fees associated with the trustee for the loan portfolio securitization.

Loan Loss Reserves and Fair Value Discount

	Six months ended June 30:		$ Change	% Change
(In thousands):	2012	2011
Total reserves and discount, beginning of period	$5,566	$3,845	$1,721	45%
Provision for loan loss	265	86	179	208%
Discount, loans held for investment at fair value (1)	581	938	(357)	(38)%
Charge offs (net of recoveries)	(785)	(367)	(418)	(114)%

Total reserves and discount, end of period	$5,627	$4,502	$1,125	25%

Gross portfolio balance, end of period	$55,024	$37,728	$17,296	46%

Total impaired nonaccrual loans, end of period	$6,519	$8,334	$(1,815)	(22)%

(1)	Based on the investor price paid for the senior interest in our unguaranteed loans with respect to our two securitized transactions, adjusted for the estimated servicing and interest income retained by the trust over an estimated repayment term of three years and further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries, the upfront discount taken on unguaranteed loans was reduced from 11% to 9.5% during the first quarter of 2012.

The increase in loan loss provision of $179,000 was offset by the $378,000 net change in fair value of SBA loans held for investment for loans originated subsequent to September 30, 2010. The combined provision for loan loss and net change in fair value decreased from $1,024,000 for the six months ended June 30, 2011 to $846,000 for the six months ended June 30, 2012, a net decrease of $178,000 period over period. The allowance for loan loss together with the cumulative adjustment related to SBA loans held for investment increased from $4,502,000 or 12.0% of the gross portfolio balance of $37,728,000 at June 30, 2011 to $5,627,000 or 10.2% of the gross portfolio balance of $55,024,000 at June 30, 2012. This decrease in reserve percentage also reflects the positive performance of the portfolio. Total impaired non-accrual loans decreased from $8,334,000 or 22.1% of the total portfolio at June 30, 2011 to $6,519,000 or 11.85% at June 30, 2012 with $2,507,000 or 30.1% and $1,943,000 or 29.8% of the allowance for loan losses being allocated against such impaired non-accrual loans, respectively. The year over year reduction in non-performing loans results from an improvement in the overall economic climate. The year over year reduction in the specific reserve reflects both the overall collateralization on the non-performing portfolio as well as the increase in the portion of that portfolio making periodic payments pending return to performing status reducing the need for a specific reserve at this time.

Other general and administrative costs increased by $492,000 due primarily to the increase in loan originating, processing and servicing costs as a result of the increase in loans originated and serviced during the current quarter and an increase of $242,000 in loan recovery costs associated with the sale of foreclosed properties during the first six months of 2012 and an increase in collateral preservation costs as compared with the same period in 2011.

The increase of loan originations and the size of the portfolio, combined with improvements in servicing, and interest, generated by the addition to and enhanced performance of the portfolio, and an increase in third party servicing, were sufficient to offset additional salaries, servicing and origination expenses. The resulting pretax income of $2,944,000 for the six months ended June 30, 2012 was a 28% improvement over pretax income of $2,308,000 for the six months ended June 30, 2011.

All Other

	Three months ended June 30:
(In thousands):	2012	2011	$ Change	% Change
Revenue:
Insurance commissions	$319	$269	$50	19%
Other income	112	74	38	51%
Other income – related party	19	—	19	100%
Interest income	1	4	(3)	(75)%

Total revenue	451	347	104	30%

Expenses:
Salaries and benefits	491	499	(8)	(2)%
Professional fees	67	59	8	14%
Depreciation and amortization	2	20	(18)	(90)%
Other general and administrative costs	129	111	18	16%

Total expenses	689	689	—	—%

Loss before income taxes	$(238)	$(342)	$104	30%

Three months ended June 30, 2012 and 2011:

The All Other segment includes revenues and expenses primarily from Newtek Insurance Agency, LLC (“NIA”), Newtek Payroll Services and qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments.

Total revenue increased by $104,000, or 30% for the three months ended June 30, 2012 as compared to the same period in 2011. Insurance commissions increased by $50,000 which was due primarily to the expansion of NIA’s force placed insurance portfolio. Other income increased by $38,000 period over period, related in part to Newtek Payroll Services revenues which increased from $17,000 for the three months ended June 30, 2011, to approximately $41,000 for the three months ended June 30, 2012. The improvement was due to organic growth in the number of payroll clients which increased from 16 as of June 30, 2011, to 238 clients as of June 30, 2012. Other income – related party represents fees charged by Newtek Payroll Services to Newtek and subsidiaries which are eliminated upon consolidation.

Total expenses remained unchanged period over period as reductions in salaries and benefits and depreciation and amortization were sufficient to offset slight increases in professional fees and other general and administrative expenses.

	Six months ended June 30:
(In thousands):	2012	2011	$ Change	% Change
Revenue:
Insurance commissions	$630	$525	$105	20%
Other income	210	170	40	24%
Other income – related party	41	—	41	100%
Interest income	2	6	(4)	(67)%

Total revenue	883	701	182	26%

Expenses:
Salaries and benefits	1,038	934	104	11%
Professional fees	142	123	19	15%
Depreciation and amortization	16	41	(25)	(61)%
Other general and administrative costs	245	241	4	2%

Total expenses	1,441	1,339	102	8%

Loss before income taxes	$(558)	$(638)	$80	13%

Six months ended June 30, 2012 and 2011:

Total revenue increased by $182,000 or 26% for the six months ended June 30, 2012 as compared to the same period in 2011. Insurance commissions increased by $105,000 which was due primarily to the expansion of NIA’s force placed insurance portfolio. Other income increased by $40,000 period over period, due in part to Newtek Payroll Services revenues which increased from $21,000 for the six months ended June 30, 2011, to approximately $68,000 for the six months ended June 30, 2012. The improvement, which was due to organic growth, resulted from an increase in the number of payroll clients from 16 as of June 30, 2011 to 238 clients as of June 30, 2012. Other income - related party represents fees charged by Newtek Payroll Services to the Company and subsidiaries which are eliminated upon consolidation.

Total expenses increased by $102,000 period over period primarily due to a $104,000 increase in salaries and benefits. The majority of the increase, or $65,000 was attributable to Newtek Payroll Services which had an increase in head count from three payroll services employees for the six months ended June 30, 2011, to six employees at June 30, 2012.

Corporate activities

	Three months ended June 30:
(In thousands):	2012	2011	$ Change	% Change
Revenue:
Management fees – related party	$199	$289	$(90)	(31)%
Interest and other income	6	15	(9)	(60)%

Total revenue	205	304	(99)	(33)%

Expenses:
Salaries and benefits	1,221	1,708	(487)	(29)%
Professional fees	269	284	(15)	(5)%
Depreciation and amortization	29	47	(18)	(38)%
Other general and administrative costs	616	679	(63)	(9)%

Total expenses	2,135	2,718	(583)	(21)%

Loss before income taxes	$(1,930)	$(2,414)	$484	20%

The Corporate activities segment implements business strategy, directs marketing, provides technology oversight and guidance, coordinates and integrates activities of the other segments, contracts with alliance partners, acquires customer opportunities, and owns our proprietary NewTracker® referral system and all other intellectual property rights. This segment includes revenue and expenses not allocated to other segments, including interest income, Capco related party management fee income, and corporate operating expenses. These operating expenses consist primarily of internal and external public accounting expenses, internal and external corporate legal expenses, corporate officer salaries, sales and marketing expense and rent for the principal executive offices.

Revenue is derived primarily from management fees earned from the Capcos. Management fee revenue declined 31%, or $90,000, to $199,000 for the three months ended June 30, 2012, from $289,000 for the three months ended June 30, 2011. Related party management fees, which are eliminated upon consolidation, are expected to continue to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not accrued.

Total expenses decreased by $583,000, or 21%, for the three months ended June 30, 2012 from the same period in 2011. The $487,000 decrease in salaries and benefits was due to the departure of an executive officer resulting in a severance pay accrual of $276,000 in the 2011 period, as well as other reductions in personnel period over period. Professional fees declined approximately $15,000 period over period as a result of reduced annual audit fees and overall decreases in legal and other professional fees. Depreciation and amortization decreased $18,000 period over period due to fixed assets becoming fully depreciated over the past twelve months. The decrease of $63,000 in other general and administrative costs was primarily attributable to reduced rent and related occupancy costs of approximately $109,000, resulting primarily from the Company’s prior year corporate office relocation, offset in part by increases in marketing and related costs.

Loss before income taxes decreased $484,000 for the three months ended June 30, 2012, as compared to the same period in 2011, primarily due to the decrease in overall expenses explained above, partially offset by a decrease in related party management fee revenue.

	Six months ended June 30:
(In thousands):	2012	2011	$ Change	% Change
Revenue:
Management fees – related party	$448	$620	$(172)	(28)%
Interest and other income	7	19	(12)	(63)%

Total revenue	455	639	(184)	(29)%

Expenses:
Salaries and benefits	2,583	3,105	(522)	(17)%
Professional fees	465	535	(70)	(13)%
Depreciation and amortization	55	105	(50)	(48)%
Other general and administrative costs	1,082	1,273	(191)	(15)%

Total expenses	4,185	5,018	(833)	(17)%

Loss before income taxes	$(3,730)	$(4,379)	$649	(15)%

Six months ended June 30, 2012 and 2011:

Revenue is derived primarily from management fees earned from the Capcos. Related party management fee revenue declined 28%, or $172,000, to $448,000 for the six months ended June 30, 2012, from $620,000 for the six months ended June 30, 2011. Related party management fees, which are eliminated upon consolidation, are expected to continue to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not accrued.

Total expenses decreased $833,000, or 17%, for the six months ended June 30, 2012 from the same period in 2011. The decrease in total expenses was primarily due to a $522,000 decrease in salaries and benefits resulting from a severance pay accrual of $276,000 in 2011 for the departure of an executive officer, as well as other reductions in personnel in accounting and marketing, which reduced salaries and benefits period over period. Professional fees declined by $70,000 for the six months ended June 30, 2012 primarily due to overall decreases in audit, legal and other professional services. In addition, depreciation and amortization decreased by $50,000 period over period due to fixed assets becoming fully depreciated over the past twelve months. Other general and administrative costs declined by $191,000 due mainly to a reduction in rent and related costs resulting from our corporate office relation which occurred in November 2011.

Loss before income taxes decreased $649,000 for the six months ended June 30, 2012, as compared to the same period in 2011, primarily due to the overall decreases in expenses partially offset by a decrease in related party management fee revenue.

Capco

As described in Note 3 to the condensed consolidated financial statements, effective January 1, 2008, the Company adopted fair value accounting for its financial assets and financial liabilities concurrent with its election of the fair value option for substantially all credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance. These are the financial assets and liabilities associated with the Company’s Capco notes that are reported within the Company’s Capco segment. The tables below reflect the effects of the adoption of fair value measurement on the income and expense items (income from tax credits, interest expense and insurance expense) related to the revalued financial assets and liability for the three and six months ended June 30, 2012 and 2011. In addition, the net change to the revalued financial assets and liability for the three and six months ended June 30, 2012 and 2011 is reported in the line “Net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash” on the condensed consolidated statement of operations.

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

	Three months ended June 30:
(In thousands):	2012	2011	$ Change	% Change
Revenue:
Income from tax credits	$129	$317	$(188)	(59)%
Interest income	6	6	—	—%
Other income	6	1	5	500%

Total revenue	141	324	(183)	(56)%

Net change in fair value of:
Credits in lieu of cash and Notes payable in credits in lieu of cash	5	1	4	400%

Expenses:
Management fees – related party	345	435	(90)	(21)%
Interest	144	327	(183)	(56)%
Professional fees	43	51	(8)	(16)%
Other general and administrative costs	12	(3)	15	500%

Total expenses	544	810	(266)	(33)%

Loss before income taxes	$(398)	$(485)	$87	18%

Three months ended June 30, 2012 and 2011:

Revenue is derived primarily from non-cash income from tax credits. The decrease in total revenues for the three months ended June 30, 2012 versus the three months ended June 30, 2011 reflects the effect of the declining dollar amount of tax credits remaining in 2012. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods through 2016, the amount of tax credits, and the income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense. Related party management fees decreased 21%, or $90,000, to $345,000 for the three months ended June 30, 2012 from $435,000 for the same period ended 2011. Related party management fees, which are eliminated upon consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. Interest expense decreased 56%, or $183,000, to $144,000 for the three months ended June 30, 2012 from $327,000 as a result of the declining amount of tax credits payable in 2012. Professional fees decreased $8,000 between periods as a result of reduced consulting and accounting fees. The increase in other general and administrative costs of $15,000 was due primarily to a reversal of a previously written off guaranteed portion of an investment in 2011 of $51,000. In addition, there was a reduction in bank charges, filing fees and general office expenses incurred for the three months ended June 30, 2012 versus the three months ended June 30, 2011.

	Six months ended June 30:
(In thousands):	2012	2011	$ Change	% Change
Revenue:
Income from tax credits	$319	$630	$(311)	(49)%
Interest income	15	31	(16)	(52)%
Other income	121	2	119	5,950%

Total revenue	455	663	(208)	(31)%

Net change in fair value of:
Credits in lieu of cash and Notes payable in credits in lieu of cash	41	76	(35)	(46)%

Expenses:
Management fees – related party	740	912	(172)	(19)%
Interest	381	723	(342)	(47)%
Professional fees	138	135	3	2%
Other general and administrative costs	44	65	(21)	(32)%

Total expenses	1,303	1,835	(532)	(29)%

Loss before income taxes	$(807)	$(1,096)	$289	26%

Six months ended June 30, 2012 and 2011:

Revenue is derived primarily from non-cash income from tax credits. The decrease in total revenue for the six months ended June 30, 2012 versus the same period in 2011 reflects the effect of the declining dollar amount of tax credits remaining in 2012 partially offset by a $100,000 gain on the sale of an investment with a zero carrying basis. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods through 2016, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense. Related party management fees decreased 19%, or $172,000, to $740,000 for the six months ended June 30, 2012 from $912,000 for the same period ended 2011. Related party management fees, which are eliminated upon consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. Interest expense decreased 47%, or $342,000, to $381,000 for the six months ended June 30, 2012 from $723,000 as a result of the declining dollar amount of tax credits payable in 2012. Other general and administrative costs decreased by 32%, or $21,000 for the six months ended June 30, 2012 over the prior period primarily due to a $6,000 lease restructuring charge that occurred in the first quarter of 2011 as well as reduced bank charges, annual filing fees and general office expenses in the current period.

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

Liquidity and Capital Resources

Cash requirements and liquidity needs over the next twelve months are anticipated to be funded primarily through cash generated from operations, available cash and cash equivalents, the newly secured and existing lines of credit and term loan, and additional securitizations of the Company’s SBA lender’s unguaranteed loan portions. As more fully described below, the Company’s SBA lender is dependent on funding sources to maintain SBA loan originations at anticipated levels; although failure to find and maintain these sources may require the reduction in the Company’s SBA lending and related operations, it will not impair the Company’s overall ability to operate.

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

Through February 28, 2011, the receivables financing unit, NBC, utilized a $10,000,000 line of credit provided by Wells Fargo Bank to purchase and warehouse receivables. On February 28, 2011, NBC entered into a three year line of credit of up to $10,000,000 with Sterling National Bank which replaced the Wells Fargo line. There is no cross collateralization between the Sterling lending facility and the Capital One term loan and credit facility; however, a default under the Capital One term loan or line of credit will create a possibility of default under the Sterling line of credit. The availability of the Sterling line of credit and the performance of the Capital One term loans are subject to compliance with certain covenants and collateral requirements as set forth in their respective agreements, as well as limited restrictions on distributions or loans to the Company by the respective debtor, none of which are material to the liquidity of the Company. At June 30, 2012, the Company and its subsidiaries were in full compliance with applicable loan covenants. The Company guarantees these loans for the subsidiaries up to the amount borrowed; in addition, the Company deposited $750,000 with Sterling to collateralize the guarantee.

In April 2012, the Company closed a $15,000,000 Second Lien Credit Facility (the “Facility”) issued by Summit Partners Credit Advisors, L.P. (“Summit”), comprised of a $10,000,000 term loan, which was drawn at closing, and a $5,000,000 delayed draw term loan to be made upon the satisfaction of certain conditions. The funds were used primarily for general corporate purposes including the origination of SBA 7(a) loans. The loan bears interest at 12.5% per annum on the amount outstanding plus payment-in-kind interest at 2.5%, which can either be paid quarterly in arrears or added to the outstanding loan amount. The Facility will mature in 5.5 years and can be prepaid without penalty at any time following the second anniversary date of the closing date.

As of June 30, 2012, the Company’s unused sources of liquidity consisted of $23,061,000 in unrestricted cash and cash equivalents and $424,000 and $584,000 available through the Capital One and Sterling National Bank lines of credit, respectively.

Restricted cash of $8,938,000 as of June 30, 2012 is primarily held in NSBF, the Capcos and Corporate. For NSBF, approximately $2,011,000 is held by the securitization trust as a reserve on future nonperforming loans and $1,556,000 is due to participants. For the Capcos, restricted cash can be used in managing and operating the Capcos, making qualified investments and for the payment of taxes on Capco income. In addition, as discussed above, the Company deposited $750,000 with Sterling to collateralize its guarantee. In summary, Newtek generated and used cash as follows:

(Dollars in thousands)

	Six months ended June 30,
	2012	2011
Net cash provided by operating activities	$2,345	$2,557
Net cash used in investing activities	(9,181)	(5,635)
Net cash provided by financing activities	18,534	4,397

Net increase in cash and cash equivalents	11,698	1,319

Cash and cash equivalents, beginning of period	11,363	10,382

Cash and cash equivalents, end of period	$23,061	$11,701

Net cash flows provided by operating activities decreased $212,000 to net cash flow provided by operations of $2,345,000 for the six months ended June 30, 2012 compared to net cash flows provided by operations of $2,557,000 for the six months ended June 30, 2011. The change includes a $34,686,000 use of funds to originate SBA loans held for sale, which was offset by $35,019,000 in proceeds from loans sold during the period. Other changes in operating assets and liabilities were equally matched during the period, resulting in the overall minimal change between periods.

Net cash used in investing activities primarily includes activity for the unguaranteed portions of SBA loans, the purchase of fixed assets and customer merchant accounts, and changes in restricted cash. Net cash used in investing activities increased by $(3,546,000) to cash used of $(9,181,000) for the six months ended June 30, 2012 compared to cash used of $(5,635,000) for the six months ended June 30, 2011. The increase in cash used in investing activities for the six months ended June 30, 2012 was primarily due to a greater amount of SBA loans originated for investment, $(10,923,000) in 2012 versus $(8,623,000) in 2011, as a result of an increase in total dollars funded and the return to the majority of our loans being funded with a 75% loan guarantee in the current year, offset by an increase in payments received on SBA loans from $1,692,000 in 2011 to $2,086,000 in 2012.

Net cash provided by financing activities primarily includes the net borrowings (repayments) on notes payable as well as securitization activities. Net cash provided by financing activities increased by $14,137,000 to cash provided of $18,534,000 for the six months ended June 30, 2012 from cash provided of $4,397,000 for the six months ended June 30, 2011. The primary reason for the increase was the proceeds received from the Summit term loan which added $10,000,000 in cash during the period. The current six month period also reflects an increase to cash of $2,763,000 related to the consolidation of Expo (a VIE), as well as the release of approximately $5,041,000 of restricted cash related to the second securitization that was designed as a pre-funding account in December 2011 and was used during the first quarter of 2012 to originate unguaranteed portions of SBA 7(a) loans.

The $11,698,000 increase in cash and cash equivalents in 2012 was essentially related to the proceeds received in connection with the Summit credit facility and the other financing activities noted above.

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

We do not have significant exposure to changing interest rates on invested cash which was approximately $31,999,000 at June 30, 2012. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions with ratings from S&P of A- or better. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury-only money market instruments or funds and other investment-grade securities. As of June 30, 2012, cash deposits in excess of FDIC and SIPC insurance totaled approximately $1,726,000 and funds held in U.S. Treasury-only money market funds or equivalents in excess of SIPC insurance totaled approximately $3,430,000.

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

(b) Change in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

The Company held its Annual Meeting of Shareholders on June 12, 2012 (the “Annual Meeting”). A total of 32,894,594 Common Shares were present or represented by proxy at the meeting, or 91.25% of the outstanding Common Shares. Proposals I and II were approved. The proposals are described in detail in the Company’s definitive Proxy Statement, dated May 1, 2012. The Company’s shareholders cast their votes for each of the two proposals as follows:

Proposal I: To elect all four directors of the Company to serve on the Board of Directors until the Company’s Annual Meeting of Shareholders in 2013:

Director	Votes For	Votes Withheld	Broker Non-Votes
David C. Beck	18,359,216	84,557	14,450,821
Sam Kirschner	18,361,216	82,557	14,450,821
Salvatore F. Mulia	18,330,360	113,413	14,450,821
Barry Sloane	18,358,795	84,978	14,450,821

Proposal II: To ratify the appointment of J.H. Cohn LLP as the Company’s independent registered accounting firm (independent auditors) for the year ended December 31, 2012:

Votes For	Votes Against	Abstentions	Broker Non-Votes
32,645,091	113,905	135,598	—

Item 6. Exhibits

Exhibit No.	Description

10.10	Employment Agreement with Jennifer Eddelson, dated June 1, 2012, filed herewith.

31.1	Certification by Principal Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification by Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

XBRL Taxonomy

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: August 6, 2012	By:	/s/ Barry Sloane
Barry Sloane Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer)

Date: August 6, 2012	By:	/s/ Jennifer C. Eddelson
Jennifer C. Eddelson Chief Accounting Officer (Principal Financial Officer)