Form 10-Q
period 2012-09-30
NEWTEK BUSINESS SERVICES, INC.
filed 2012-11-01
CIK 1094019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, there were 35,253,647 of the Company’s Common Shares outstanding.

Item 1. Financial Statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(In Thousands, except for Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenues	$33,458	$30,657	$96,525	$93,502

Net change in fair value of:
SBA loans	(554)	(870)	(1,217)	(4,729)
Warrants	—	—	(111)	—
Credits in lieu of cash and notes payable in credits in lieu of cash	(20)	(46)	21	30

Total net change in fair value	(574)	(916)	(1,307)	(4,699)

Operating expenses:
Electronic payment processing costs	18,081	17,761	52,811	52,483
Salaries and benefits	5,597	5,247	16,710	15,956
Interest	1,233	749	3,206	2,608
Depreciation and amortization	763	1,021	2,275	3,080
Provision for loan losses	90	215	354	301
Other general and administrative costs	4,186	4,413	12,893	13,071

Total operating expenses	29,950	29,406	88,249	87,499

Income before income taxes	2,934	335	6,969	1,304
Provision (benefit) for income taxes	1,469	(502)	2,991	301

Net income	1,465	837	3,978	1,003
Net income attributable to non-controlling interests	7	43	30	98

Net income attributable to Newtek Business Services, Inc.	$1,472	$880	$4,008	$1,101

Weighted average common shares outstanding - basic	35,200	35,716	35,632	35,703

Weighted average common shares outstanding - diluted	37,520	36,544	36,646	36,397

Earnings per share - basic and diluted	$0.04	$0.02	$0.11	$0.03

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

(In Thousands, except for Per Share Data)

	September 30, 2012	December 31, 2011
	Unaudited	(Note 1)
ASSETS
Cash and cash equivalents (includes $1,751 and $0, respectively, related to VIE)	$18,304	$11,201
Restricted cash	9,764	14,228
Broker receivable	10,533	4,911
SBA loans held for investment, net (includes $13,714 and $15,217, respectively, related to securitization trust VIE; net of reserve for loan losses of $2,372 and $2,900, respectively)	16,491	18,555
SBA loans held for investment, at fair value (includes $23,428 and $19,617, respectively, related to securitization trust VIE )	36,411	21,857
Accounts receivable (net of allowance of $747 and $308, respectively)	11,746	8,180
SBA loans held for sale, at fair value	1,048	2,198
Prepaid expenses and other assets, net (includes $1,179 and $1,211, respectively, related to securitization trust VIE)	10,650	11,762
Servicing asset (net of accumulated amortization and allowances of $6,528 and $5,964, respectively)	4,153	3,420
Fixed assets (net of accumulated depreciation and amortization of $12,229 and $16,463, respectively)	2,925	2,853
Intangible assets (net of accumulated amortization of $13,725 and $13,226, respectively)	948	1,420
Credits in lieu of cash	10,063	16,948
Goodwill	12,092	12,092
Deferred tax asset, net	2,534	72

Total assets	$147,662	$129,697

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$11,041	$11,883
Notes payable	34,279	13,565
Note payable – securitization trust VIE	23,151	26,368
Deferred revenue	1,437	1,634
Notes payable in credits in lieu of cash	10,063	16,948

Total liabilities	79,971	70,398

Commitments and contingencies
Equity:
Newtek Business Services, Inc. shareholders’ equity:
Preferred shares (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common shares (par value $0.02 per share; authorized 54,000 shares, 36,913 and 36,701 issued respectively; 35,200 and 35,702 outstanding, respectively, not including 83 shares held in escrow)	738	734
Additional paid-in capital	60,560	57,960
Retained earnings (includes $1,466 and $0, respectively, related to consolidation of VIE on January 1, 2012)	5,518	45
Treasury shares, at cost (1,713 and 999 shares, respectively)	(1,467)	(620)

Total Newtek Business Services, Inc. shareholders’ equity	65,349	58,119
Non-controlling interests	2,342	1,180

Total equity	67,691	59,299

Total liabilities and equity	$147,662	$129,697

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(In Thousands)

	2012	2011
Cash flows from operating activities:
Net income	$3,978	$1,003
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income from tax credits	(441)	(954)
Accretion of interest expense	462	984
Fair value adjustments on SBA loans	1,217	4,729
Fair value adjustment on warrants	111	—
Fair value adjustment of credits in lieu of cash and notes payable in credits in lieu of cash	(21)	(30)
Deferred income taxes	(2,462)	(1,701)
Depreciation and amortization	2,275	3,080
Provision for loan losses	354	301
Other, net	884	433
Changes in operating assets and liabilities:
Originations of SBA loans held for sale	(55,147)	(52,350)
Originations of SBA loans transferred, subject to premium recourse	—	(274)
Proceeds from sale of SBA loans held for sale	56,397	52,783
Proceeds from sale of SBA loans, achieving sale status	—	26,638
Liability on SBA loans transferred, subject to premium recourse	—	(29,416)
Broker receivable	(5,622)	1,392
Accounts receivable	(3,631)	(152)
Prepaid expenses, accrued interest receivable and other assets	3,455	112
Accounts payable, accrued expenses and deferred revenue	(907)	2,291
Other, net	(3,128)	(2,104)

Net cash (used in) provided by operating activities	(2,226)	6,765

Cash flows from investing activities:
Investments in qualified businesses	(1,651)	—
Returns on investments in qualified businesses	101	246
Purchase of fixed assets and customer merchant accounts	(1,313)	(1,031)
SBA loans originated for investment, net	(17,105)	(14,836)
Payments received on SBA loans	3,261	3,496
Change in restricted cash	999	1,979
Purchase of non-controlling interest	—	(200)

Net cash used in investing activities	(15,708)	(10,346)

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (CONTINUED)

	2012	2011
Cash flows from financing activities:
Net borrowings on bank lines of credit	$12,829	$7,091
Increase in cash due to consolidation of VIE	2,763	—
Proceeds from term loan	10,000	—
Payments on bank term note payable	(313)	(313)
Change in restricted cash due to debt refinancing	—	(750)
Change in restricted cash related to securitization	5,053	3,058
Payments on senior notes	(3,389)	(1,917)
Additions to deferred financing costs	(1,313)	—
Purchase of treasury shares	(926)	—
Other	333	(292)

Net cash provided by financing activities	25,037	6,877

Net increase in cash and cash equivalents	7,103	3,296
Cash and cash equivalents - beginning of period	11,201	10,382

Cash and cash equivalents - end of period	$18,304	$13,678

Supplemental disclosure of cash flow activities:
Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$7,903	$16,809

Addition to assets and liabilities on January 1, 2012 as a result of consolidation of interests in Exponential of New York, LLC
Assets	$2,763	$—

Liabilities	$7	—

Equity	$2,756	—

Additions to additional paid-in capital for warrants expired previously attributable to non-controlling interests	$330	$—

Additions to non-controlling interests as a result of consolidation of majority owned subsidiary	$2,291	$—

Initial allocation of value issued to warrants issued in financing transaction	$1,959	$—

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

During the nine months ended September 30, 2012, the Company revised its estimate for the amortization period of the servicing asset. Please see Note 5 to the Condensed Consolidated Financial Statements for a full discussion.

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

SBA Loan Interest and Fees: Interest income on loans is recognized as earned. A loan is placed on non-accrual status if it exceeds 90 days past due with respect to principal or interest and, in the opinion of management, interest or principal on the loan is not collectible, or at such earlier time as management determines that the collectability of such principal or interest is unlikely. Such loans are designated as impaired non-accrual loans. All other loans are defined as performing loans. When a loan is designated as impaired non-accrual, the accrual of interest is discontinued, and any accrued but uncollected interest income is reversed and charged against current operations. While a loan is classified as impaired non-accrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding.

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

•

Receivable fees: Receivable fees are derived from the funding (purchase) of receivables from finance clients. NBC recognizes the revenue on the date the receivables are purchased at a percentage of face value as agreed to by the client. The Company also has arrangements with certain of its clients whereby it purchases the client’s receivables and charges a fee at a specified rate based on the amount of funds advanced against such receivables. The funds provided are collateralized and the income is recognized as earned.

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

The detail of total operating revenues included in the condensed consolidated statements of income is as follows for the three and nine months ended:

	Three months ended September 30:		Nine months ended September 30:
(In thousands):	2012	2011	2012	2011
Electronic payment processing	$21,686	$20,703	$63,674	$61,504
Web hosting and design	4,525	4,787	13,787	14,383
Premium income	3,154	2,479	7,958	9,751
Interest income	894	564	2,432	1,935
Servicing fee income – NSBF portfolio	560	423	1,537	1,143
Servicing fee income – external portfolios	1,517	395	3,593	1,046
Income from tax credits	122	324	441	954
Insurance commissions	286	273	915	798
Other income	714	709	2,188	1,988

Totals	$33,458	$30,657	$96,525	$93,502

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

Restricted Cash

Restricted cash includes cash collateral relating to a letter of credit; monies due on SBA loan-related remittances and insurance premiums received by the Company and due to third parties; cash held by the Capcos restricted for use in managing and operating the Capco, making qualified investments and for the payment of income taxes; cash held in a pre-funding account which will be used by a securitization trust to purchase future unguaranteed portions of SBA 7(a) loans, cash reserves and prepaid interest associated with the securitization, cash held in blocked accounts used to pay down bank note payables, cash held for taxes and direct deposit associated with our payroll operations and a cash account maintained as a reserve against chargeback losses. Following is a summary of restricted cash by segment:

(In thousands):	September 30, 2012	December 31, 2011
Electronic payment processing	$385	$284
Small business finance	5,977	9,269
All other	236	164
Corporate activities	1,065	1,063
Capcos	2,101	3,448

Totals	$9,764	$14,228

Broker Receivable

Broker receivable represents amounts due from third parties for loans which have been traded at quarter end but have not yet settled.

Purchased Receivables

For clients that are assessed fees based on a discount as well as for clients that are on a prime plus fee schedule, purchased receivables are recorded at the point in time when cash is released to the client. A majority of the receivables purchased with respect to prime plus arrangements are recourse and are sold back to the client if aged over 90 days, depending on contractual agreements. Purchased receivables are included in accounts receivable on the condensed consolidated balance sheets.

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

Securitization Activities

NSBF engaged in two securitization transactions of the unguaranteed portions of its SBA 7(a) loans in 2010 and 2011. Because the transfer of these assets to the Newtek Small Business Loan Trust 2010-1 (the “Trust”), a variable interest entity (“VIE”), did not meet the accounting criteria of a sale, it was accounted for as a secured borrowing despite having been a true sale legally. NSBF continues to recognize the assets of the VIE in loans held for investment and the associated financing of the VIE in notes payable on the accompanying condensed consolidated balance sheets.

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

The Company sells its services to businesses throughout the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires collateral, such as accounts receivable and/or other assets of the client, whenever deemed necessary. For the three and nine months ended September 30, 2012 and 2011, no single customer accounted for 10% or more of the Company’s revenue, or of total accounts receivable at September 30, 2012 and December 31, 2011.

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

The carrying value of investments in Qualified Businesses (included in prepaid expenses and other assets), credits in lieu of cash and notes payable in credits in lieu of cash as well as SBA loans held for investment and SBA loans held for sale approximate fair value based on management’s estimates.

Reclassification

Certain prior period amounts, including cash, restricted cash, purchased receivables and client hold back with respect to the operations of NBC, have been reclassified to conform to current quarter presentation. Purchased receivables, reduced by $2,313,000 are included in accounts receivable and client hold back, reduced by $2,313,000 is included in accounts payable and accrued expenses on the condensed, consolidated balance sheet. Restricted cash was increased by $162,000 while cash was decreased by the same amount.

New Accounting Standards

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles - Goodwill and Other (ASC Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30 (ASU 2011-08). This new standard is effective for fiscal years that begin after September 15, 2012; the Company is still evaluating the impact of adopting of this standard, but it is not anticipated to have a material impact on the Company’s financial condition or results of operations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In thousands):

	Fair Value Measurements at September 30, 2012 Using:
(In thousands):	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets

Credits in lieu of cash	$10,063	$—	$10,063	$—	$—
SBA loans held for investment	36,411	—	—	36,411	(1,063)
SBA loans held for sale	1,048	—	1,048	—	(154)

Total assets	$47,522	$—	$11,111	$36,411	$(1,217)

Liabilities

Notes payable in credits in lieu of cash	$10,063	$—	$10,063	$—	$21

Assets and Liabilities Measured at Fair Value on a Recurring Basis as (in thousands):

	Fair Value Measurements at December 31, 2011 Using:
(In thousands):	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets

Credits in lieu of cash	$16,948	$—	16,948	$—	$—
SBA loans held for investment	21,857	—	—	21,857	(2,392)

SBA loans held for sale	2,198	—	2,198	—	265
SBA loans transferred, subject to premium recourse	—	—	—	—	(3,366)

Total assets	$41,003	$—	$19,146	$21,857	$(5,493)

Liabilities

Notes payable in credits in lieu of cash	$16,948	$—	$16,948	$—	$41

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

On December 31, 2011, the yield on the Chartis Note Basket was 5.53%. As of September 30, 2012, the date the Company revalued the asset and liability, the yields on the Chartis notes averaged 2.16% reflecting changes in interest rates in the marketplace. This decrease in yield decreased both the fair value of the credits in lieu of cash and the fair value of the notes payable in credits in lieu of cash. The Company increased the value of the credits in lieu of cash to equal the value of the notes payable in credits in lieu of cash because the credits in lieu of cash can only be used to satisfy the liability and must equal the value of the notes payable in credits in lieu of cash at all times. The net change in fair value reported in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2012 was a loss of $(20,000) and a gain of $21,000, respectively.

On December 31, 2010, the yield on the Chartis Note Basket was 4.38%. As of September 30, 2011, the date the Company revalued the asset and liability, the yields on the Chartis notes averaged 6.05% reflecting changes in interest rates in the marketplace. This increase in yield decreased both the fair value of the credits in lieu of cash and the fair value of the notes payable in credits in lieu of cash. The Company increased the value of the credits in lieu of cash to equal the value of the notes payable in credits in lieu of cash because the credits in lieu of cash can only be used to satisfy the liability and must equal the value of the notes payable in credits in lieu of cash at all times. The net change in fair value reported in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2011 was a gain (loss) of $(46,000) and $30,000, respectively.

Changes in the future yield of the Chartis Note Basket will result in changes to the fair values of the credits in lieu of cash and notes payable in credits in lieu of cash when calculated for future periods; these changes will be reported through the Company’s condensed consolidated statements of income.

SBA 7(a) Loans

On October 1, 2010, the Company elected to utilize the fair value option for SBA 7(a) loans funded on or after that date. Management believed that doing so would promote its effort to both simplify and make more transparent its financial statements by better portraying the true economic value of this asset on its balance sheet and statement of income. NSBF originates, funds, and services government guaranteed loans under section 7(a) of the Small Business Act. The SBA does not fully guarantee the SBA 7(a) Loans: An SBA 7(a) Loan is bifurcated into a guaranteed portion and an unguaranteed portion, each accruing interest on the principal balance of such portion at a per annum rate in effect from time to time. NSBF originates variable interest loans, usually set at a fixed index to the Prime rate that resets quarterly. Primarily, NSBF has made SBA 7(a) loans carrying guarantees of 75% and 85%; from 2009 through early 2011 under a special program, most of the loans NSBF originated carried a guarantee of 90%. NSBF, both historically and as a matter of its business plan, sells the guaranteed portions via SBA Form 1086 into the secondary market when the guaranteed portion becomes available for sale upon the closing and fully funding of the SBA 7(a) loan and retains the unguaranteed portions. Management recognized that the economic value in the guaranteed portion did not inure to NSBF at the time of their sale but rather when the guaranty attached at origination; amortization accounting by its nature does not recognize this increase in value at the true time when it occurred. Under fair value, the value of the guarantee is recorded when it economically occurs at the point of the creation and funding of the loan, and is not delayed until the sale occurs. Contemporaneously, the value of the unguaranteed portion will also be determined to reflect the full, fair value of the loan.

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

SBA Loans Held for Investment

For loans that completed funding before October 1, 2010, SBA loans held for investment are reported at their outstanding unpaid principal balances adjusted for charge-offs, net deferred loan origination costs and the allowance for loan losses. For loans that completed funding on or after October 1, 2010, management elected to fair value SBA loans held for investment within the fair value hierarchy that prioritizes observable and unobservable inputs utilizing Level 3 unobservable inputs which reflect the Company’s own expectations about the assumptions that market participants would use in pricing the asset (including assumptions about risk). The Company considers the pricing reflected in its securitization activities to be the best indicator of the fair value discount used to measure loans held for investment. As discussed in the Company’s 2011 10K, the Company was able to securitize its unguaranteed portions of its SBA 7(a) loans and issued notes to an investor with a S&P rating of “AA.”

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

Below is a summary of the activity in SBA loans held for investment, at fair value for the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively, (in thousands):

	September 30, 2012	December 31, 2011
Balance, beginning of period	$21,857	$2,310
SBA loans held for investment, originated	16,741	22,385
Payments received	(1,124)	(446)
Fair value loss	(1,063)	(2,392)

Balance, end of period	$36,411	$21,857

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

Other Fair Value Measurements

Assets Measured at Fair Value on a Non-recurring Basis are as follows (In thousands):

	Fair Value Measurements at September 30, 2012 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets
Impaired loans	$7,474	$—	$—	$7,474	$(355)
Other real-estate owned	215	—	215	—	(138)

Total assets	$7,689	$—	$215	$7,474	$(493)

	Fair Value Measurements at December 31, 2011 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets
Impaired loans	$6,978	$—	$—	$6,978	$(751)
Other real-estate owned	469	—	469	—	(43)

Total assets	$7,447	$—	$469	$6,978	$(794)

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

NOTE 4 – SBA LOANS:

SBA loans are geographically concentrated in Florida (12.5% of the portfolio), New York (10.5% of the portfolio) and New Jersey (9.5% of the portfolio). Below is a summary of the activity in the SBA loans held for investment, net of SBA loan loss reserves for the nine months ended September 30, 2012 (in thousands):

Balance at December 31, 2011	$40,412
SBA loans funded for investment	16,995
Fair value adjustment	(1,063)
Payments received	(3,261)
Loans foreclosed into real estate owned	(55)
Provision for SBA loan losses	(365)
Discount on loan originations, net	239

Balance at September 30, 2012	$52,902

Below is a summary of the activity in the reserve for loan losses for the nine months ended September 30, 2012 (in thousands):

Balance at December 31, 2011	$2,900
SBA loan loss provision	365
Recoveries	18
Loan charge-offs	(911)

Balance at September 30, 2012	$2,372

Below is a summary of the activity in the SBA loans held for sale for the nine months ended September 30, 2012 (in thousands):

Balance at December 31, 2011	$2,198
Originations of SBA Loans held for sale	55,147
Fair value adjustment	(154)
SBA loans traded, reclassified as held for sale	254
SBA loans sold	(56,397)

Balance at September 30, 2012	$1,048

All loans are priced at the Prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with the Company. As of September 30, 2012 and December 31, 2011, net SBA loans receivable held for investment with adjustable interest rates amounted to $53,753,000 and $40,475,000, respectively.

For the nine months ended September 30, 2012 and 2011, the Company funded approximately $72,433,000 and $67,598,000 in loans and sold and transferred approximately $56,397,000 and $52,783,000 of the guaranteed portion of the loans, respectively. Receivables from loans traded but not settled of $10,533,000 and $4,911,000 as of September 30, 2012 and December 31, 2011, respectively, are presented as broker receivable in the accompanying condensed consolidated balance sheets.

The outstanding balances of loans past due ninety days or more and still accruing interest as of September 30, 2012 and December 31, 2011 amounted to $809,000 and $516,000, respectively.

At September 30, 2012 and December 31, 2011, total impaired non-accrual loans amounted to $7,474,000 and $6,978,000, respectively. For the nine months ended September 30, 2012 and for the year ended December 31, 2011, the average balance of impaired non-accrual loans was $6,875,000 and $7,995,000, respectively. Approximately $1,964,000 and $2,428,000 of the allowance for loan losses were allocated against such impaired non-accrual loans, respectively.

The following is a summary of SBA loans held for investment as of:

	September 30, 2012		December 31, 2011
(In thousands):	Fair Value	Cost Basis	Fair Value	Costs Basis
Due in one year or less	$—	$43	$—	$1,033
Due between one and five years	—	4,290	—	3,390
Due after five years	40,152	15,670	24,535	18,413

Total	40,152	20,003	24,535	22,836
Less : Allowance for loan losses	—	(2,372)	—	(2,900)
Less: Deferred origination fees, net	—	(1,140)	—	(1,381)
Less: Fair value adjustment	(3,741)	—	(2,678)	—

Balance (net)	$36,411	$16,491	$21,857	$18,555

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

The changes in the value of the Company’s servicing rights for the nine months ended September 30, 2012 were as follows:

(In thousands):
Balance at December 31, 2011	$3,420
Servicing rights capitalized	1,297
Servicing assets amortized	(564)

Balance at September 30, 2012	$4,153

During the nine months ended September 30, 2012, the Company revised its estimate for the amortization period of the servicing asset from 3.94 years to 5.00 years. Variables supporting this change in the rate of amortization included a decrease in loan prepayment speeds, an extended weighted average maturity date of the loan portfolio, and improvements in the credit standing of its loan customers. The effect of this change resulted in a $119,000 reduction in servicing asset amortization for the nine months ended September 30, 2012.

The estimated fair value of capitalized servicing rights was $4,153,000 and $3,420,000 at September 30, 2012 and December 31, 2011, respectively. The estimated fair value of servicing assets at both balance sheet dates was determined using a discount rate of 14%, weighted average prepayment speeds ranging from 1% to 12%, depending upon certain characteristics of the loan portfolio, weighted average life of 3.94 years, and an average default rate of 6%. The Company uses an independent valuation specialist to estimate the fair value of the servicing asset.

The unpaid principal balances of loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for NSBF and others within the NSBF originated portfolio were $328,853,000 and $286,113,000 as of September 30, 2012 and December 31, 2011, respectively. The unpaid principal balances of loans serviced for others which were not originated by NSBF and are outside of the Newtek portfolio were $258,776,000 and $136,971,000 as of September 30, 2012 and December 31, 2011, respectively.

NOTE 6 – NOTES PAYABLE:

At September 30, 2012 and December 31, 2011, the Company had long-term debt outstanding comprised of the following (in thousands):

	September 30, 2012	December 31, 2011
Notes payable:
Capital One lines of credit (NSBF)
Guaranteed line	$10,994	$5,355
Unguaranteed line	7,901	3,009
Summit Partners Credit Advisors, L.P. (NBS)	8,198	—
Sterling National line of credit (NBC)	6,075	3,777
Capital One term loan (NTS)	1,111	1,424

Total notes payable:	34,279	13,565
Note payable – Securitization trust	23,151	26,368

Total notes payable	$57,430	$39,933

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

Total closing fees were approximately $1,033,000 which included a 3% fee paid to Summit on the aggregate amount of the Facility, as well as legal, accounting and other closing related costs which were recorded as deferred financing costs and amortized over the life of the facility. The majority of these fees were paid at closing and netted against the initial draw down. Net cash proceeds received at closing were $9,353,000.

In addition, the Company issued to Summit a warrant representing the right to purchase 1,696,810 common shares, or 4.4% of the Company’s current outstanding common equity. The warrant is exercisable at $0.02 per share, included registration rights and anti-dilution protection, which has been subsequently removed. Summit is prohibited from selling any common shares it receives on exercise of the warrant for a period of 24 months following the closing; provided, however, that if the Company’s common shares trade at or above $2.25 per share for a period of fifteen consecutive days, Summit will have the ability to sell the common shares. Any sales by Summit will be subject to a right of first refusal in favor of the Company. The Facility calls for financial covenants such as minimum EBITDA, maximum capital expenditures, minimum unrestricted cash and cash equivalents, minimum tangible net worth and maximum leverage.

In accordance with ASC 470 and ASC 815 the accounting for these warrants reflects the notion that the consideration received upon issuance must be allocated between the debt and the warrant components based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The warrant was originally recorded as a liability, due to an anti-dilution provision and was marked to market on the first reporting date, or June 30, 2012. The remainder of the proceeds was allocated to the debt instrument portion of the transaction. As such, the note was initially valued at $8,041,000, and the difference of $1,959,000 was allocated to the value of the warrants and recorded as debt discount, which is being amortized over the life of the note using the interest method. Debt discount amortization for the three and nine months ended September 30, 2012 was $90,000 and $157,000, respectively, and is included in interest expense in the Company’s condensed consolidated statements of income. The warrant was replaced and the anti-dilutive provision was removed to reflect management and Summit’s original understanding and intent related to the warrants. As a result, subsequent to July 1, 2012, the warrants were reclassified to a component of equity and will no longer be marked to market.

Through September 30, 2012, the Company has capitalized $1,033,000 of deferred financing costs attributable to the Summit facility of which $82,000 has been amortized and included in interest expense. The net balance of $951,000 is included in prepaid expenses and other assets in the Company’s condensed consolidated balance sheet.

Total interest expense related to the Summit financing for the three and nine months ended September 30, 2012 was $521,000 and $901,000, respectively, which includes interest, payment-in-kind interest, discount on the valuation of the warrant and amortization of deferred financing costs.

NOTE 7 – TREASURY STOCK:

Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of equity in our consolidated balance sheet. From time-to-time, treasury shares may be reissued as part of our stock-based compensation programs. When shares are reissued, we use the weighted average cost method for determining cost. The difference between the cost of the shares and the issuance price is added or deducted from additional paid-in capital.

At September 30, 2012, the Company was holding 1,713,025 of its common shares as Treasury Stock, which includes 472,814 shares issued to an affiliate and re-acquired in settlement of an obligation to the Company. During the first nine months of 2012, the Company acquired 780,920 common shares in open market transactions under various Board authorizations.

NOTE 8 – STOCK OPTIONS AND RESTRICTED STOCK:

The Company had three share-based compensation plans as of September 30, 2012 and 2011, respectively. Shareholders of the Company approved a new share-based plan at the 2011 annual meeting. For the nine months ended September 30, 2012 and 2011, compensation cost charged to operations for those plans was $406,000 and $193,000, respectively, of which $320,000 and $164,000 are included in salaries and benefits, and $86,000 and $29,000 are included other general and administrative costs in the Company’s condensed consolidated statements of income for the nine months ended September 30, 2012 and 2011, respectively.

In March 2011, Newtek granted certain employees, executives and board of directors an aggregate of 1,142,000 restricted shares valued at $1,941,000. The grants vest on July 1, 2014. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company charged $134,000 and $378,000 to share-based compensation expense during the three and nine months ended September 30, 2012, respectively, in connection with the vesting period associated with these grants.

In the second quarter of 2012, Newtek granted certain employees and executives an aggregate of 124,000 restricted shares valued at $184,000. The grants vest on July 1, 2014. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company charged $10,000 and $25,000 to share-based compensation expense during the three and nine months ended September 30, 2012 in connection with the vesting period associated with these grants.

There were no options granted during the nine months ended September 30, 2012.

As of September 30, 2012 and December 31, 2011, there was $1,041,000 and $1,426,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2000, 2003 and 2010 plans. That cost is expected to be recognized ratably through July 2014.

NOTE 9 – EARNINGS PER SHARE:

Basic earnings per share is computed based on the weighted average number of common shares outstanding (excluding treasury shares) during the period. The effect of common share equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

The calculations of earnings per share were:

	Three months ended September 30:		Nine months ended September 30:
(In thousands except per share data):	2012	2011	2012	2011
Numerator for basic and diluted EPS – income available to common shareholders	$1,472	$880	$4,008	$1,101

Denominator for basic EPS – weighted average shares	35,200	35,716	35,632	35,703
Effect of dilutive securities	2,320	828	1,014	694

Denominator for diluted EPS – weighted average shares	37,520	36,544	36,646	36,397

Earnings per share: Basic and diluted	$0.04	$0.02	$0.11	$0.03

The amount of anti-dilutive shares/units excluded from above is as follows:
Stock options and restricted shares	—	782	750	277
Warrants	50	50	50	50
Contingently issuable shares	83	83	83	83

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

The Small business finance segment consists of Small Business Lending, Inc., a lender that primarily originates, sells and services government guaranteed SBA 7(a) loans to qualifying small businesses through NSBF, its licensed SBA lender, CCC Real Estate Holdings, Co., a company established to hold title in foreclosed property or real estate from NSBF; the Texas Whitestone Group which manages the Company’s Texas Capco; and NBC which provides accounts receivable financing, billing and accounts receivable maintenance services to businesses. NSBF generates revenues from sales of loans, servicing income for those loans retained or contracted to service by NSBF and interest income earned on the loans themselves. The lender generates expenses for interest, professional fees, salaries and benefits, depreciation and amortization, and provision for loan losses, all of which are included in the respective caption on the condensed consolidated statements of income. NSBF also has expenses such as loan recovery expenses, loan processing costs, and other expenses that are all included in the other general and administrative costs caption on the condensed consolidated statements of income.

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

The following table presents the Company’s segment information for the three and nine months ended September 30, 2012 and 2011 and total assets as of September 30, 2012 and December 31, 2011 (In thousands):

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Third Party Revenue
Electronic payment processing	$21,687	$20,707	$63,678	$61,512
Managed technology solutions	4,526	4,787	13,789	14,384
Small business finance	6,737	4,621	17,538	15,973
All other	517	358	1,400	1,059
Corporate activities	200	251	654	890
Capcos	125	330	581	993

Total reportable segments	33,792	31,054	97,640	94,811
Eliminations	(334)	(397)	(1,115)	(1,309)

Consolidated Total	$33,458	$30,657	$96,525	$93,502

Inter-Segment Revenue
Electronic payment processing	$470	$283	$1,259	$835
Managed technology solutions	167	172	566	470
Small business finance	50	12	74	47
All other	234	296	857	835
Corporate activities	818	396	2,084	1,208
Capcos	202	454	616	842

Total reportable segments	1,941	1,613	5,456	4,237
Eliminations	(1,941)	(1,613)	(5,456)	(4,237)

Consolidated Total	$—	$—	$—	$—

Income (loss) before income taxes
Electronic payment processing	$2,017	$1,240	$5,987	$3,788
Managed technology solutions	1,172	1,279	3,388	3,506
Small business finance	1,984	874	4,928	3,182
All other	(179)	(304)	(738)	(942)
Corporate activities	(1,674)	(2,138)	(5,403)	(6,517)
Capcos	(386)	(616)	(1,193)	(1,713)

Totals	$2,934	$335	$6,969	$1,304

Depreciation and amortization
Electronic payment processing	$171	$379	$581	$1,140
Managed technology solutions	318	335	919	1,065
Small business finance	239	254	664	670
All other	6	20	22	61
Corporate activities	28	30	83	135
Capcos	1	3	6	9

Totals	$763	$1,021	$2,275	$3,080

Identifiable assets	As of September 30, 2012	As of December 31, 2011
Electronic payment processing	$13,430	$10,722
Managed technology solutions	11,809	10,838
Small business finance	96,389	78,484
All other	1,980	2,878
Corporate activities	5,728	3,281
Capco	18,326	23,494

Consolidated total	$147,662	$129,697

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

Executive Overview

For the quarter ended September 30, 2012, total revenue increased by 9.1%, or $2,801,000, compared with the year ago period. Small business finance realized 46% growth quarter over the third quarter of 2011, due primarily to the improvement in servicing income, which increased from $818,000 to $2,077,000, and interest income, which increased by 61% compared to the year ago quarter from $551,000 to $888,000. Electronic payment processing revenue increased by 5% due to a combination of an increase in processing volume, additions to services provided, and increases in selective fees and other third-party processing costs. While Managed technology solutions revenue decreased by 6%, due primarily to a reduction in web hosting, the number of cloud instances and the average revenue per plan increased from the year ago period.

The Company reported income before income taxes of $2,934,000, an increase of $2,599,000 from the $335,000 reported for the same quarter of 2011. The Company had net income of $1,472,000 compared to a net income of $880,000 for the third quarter of 2011, a $592,000 improvement over the year ago period. With the exception of Managed technology solutions, each of our segments reported improvements in profitability: the Electronic payment processing segment profitability increased by 63% which included an increase of over 2% in the dollar margin on core business; the 127% increase in the profit in the Small business finance segment was primarily related to the expansion of the servicing portfolio and corresponding servicing income. Each of the remaining segments realized reductions in their respective losses compared with the prior quarter. Corporate had a decrease in salaries and benefits related to staff reductions and a reduction in rent expense due to the relocation of offices in November 2011. All other recorded an increase in insurance commission revenue and the loss in the Capcos decreased as a result of reductions in related party management fees.

Also during the third quarter of 2012, as part of our new marketing campaign launched in 2012, the Company presented its re-designed website, which better emphasizes the Company’s branding strategy and offers easier use for the customer. In addition, the Company premiered its new magazine, The Small Business Authority Observer, a semi-annual publication focused on helping business owners increase their sales, reduce their costs and minimize their risks. Our new marketing campaign includes national exposure focusing on generating awareness of our products and services to qualified small business owners. Our direct media advertising campaign under our banner, NEWTEK® The Small Business Authority, includes national television commercials, online display and search media parameters. We continue production of The Small Business Authority Index® and The SBA Market Sentiment Survey® reflecting our polling and assessment of business conditions for small businesses; the active use of social media marketing.

The increase in the Company’s cash and cash equivalents from $11,201,000 at December 31, 2011 to $18,304,000 at September 30, 2012 is primarily due to the proceeds received during 2012 in connection with the $10,000,000 less deferred financing costs, received from Summit. This additional source of funds, together with the Company’s existing lines of credit, has positioned us to handle the volume of expected loan funding throughout the remainder of 2012 as well as the continued investment in NEWTEK® The Small Business Authority.

Business Segment Results:

The results of the Company’s reportable segments for the three and nine months ended September 30, 2012 and 2011 are discussed below:

Electronic Payment Processing

	Three months ended September 30:
(In thousands):	2012	2011	$ Change	% Change
Revenue:
Electronic payment processing	$21,686	$20,703	$983	5%
Interest income	1	4	(3)	(75)%

Total revenue	21,687	20,707	980	5%

Expenses:
Electronic payment processing costs	18,081	17,760	321	2%
Salaries and benefits	1,099	975	124	13%
Professional fees	79	55	24	44%
Depreciation and amortization	171	379	(208)	(55)%
Insurance expense – related party	48	—	48	100%
Other general and administrative costs	192	298	(106)	(36)%

Total expenses	19,670	19,467	203	1%

Income before income taxes	$2,017	$1,240	$777	63%

Three Months Ended September 30, 2012 and 2011

Electronic payment processing (“EPP”) revenue increased $983,000 or 5% between years. Revenue increased due to a combination of growth in processing volumes, selective fee increases, both card association and third-party processor cost increases passed through to merchants (other than debit card transactions) and additions to services provided to our merchants. Processing volumes were favorably impacted by an increase of 3% in the average number of processing merchants under contract between periods. In addition, growth in revenue between periods increased due to an increase of approximately 8% in the average monthly processing volume per merchant, due in part to the addition of several larger volume processing merchants as well as year-over-year growth in processing volumes from existing merchants. Total revenue in 2012 was down by approximately 6% due to the effect of lower pass-through pricing on debit card transactions due to government mandated limits on underlying interchange costs for such transactions, as well as the overall pricing mix of merchant sales volumes realized between periods.

Electronic payment processing costs increased $321,000 or 2% between years. Beginning in the fourth quarter of 2011, the EPP Segment began experiencing lower EPP costs as interchange costs on debit card transactions were reduced for interchange plus priced merchants, as well as others. Processing revenues less electronic payment processing costs (“margin”) increased from 14.2% in 2011 to 16.6% in 2012. The increase in margin is due to the impact on revenues and EPP costs resulting from the debit card pricing and interchange cost changes noted above, net of higher residual payments to sales agents which increased $1,036,000 or 63% between years, as well as changes in the mix of merchant sales volumes processed. Overall, the increase in margin dollars was $662,000 between years.

Excluding electronic payment processing costs, other costs decreased $118,000 or 7% between years. Depreciation and amortization decreased $208,000 between periods as the result of previously acquired portfolio intangible assets becoming fully amortized between periods. Remaining costs, which increased $90,000 between years, included an increase of $117,000 in other payroll related costs, a decrease in allocated marketing costs of $56,000 and other cost increases of $29,000, principally in professional fees related to servicing previously acquired portfolios.

Income before income taxes increased $777,000 to $2,017,000 in 2012 from $1,240,000 in 2011. The increase in income before income taxes was principally due to the increase in the margin (operating revenues less electronic payment processing costs) of $662,000 due to the reasons noted above and the decrease in depreciation and amortization cost of $208,000 between years.

	Nine months ended September 30:
(In thousands):	2012	2011	$ Change	% Change
Revenue:
Electronic payment processing	$63,674	$61,504	$2,170	4%
Interest income	4	8	(4)	(50)%

Total revenue	63,678	61,512	2,166	4%

Expenses:
Electronic payment processing costs	52,811	52,483	328	1%
Salaries and benefits	3,186	3,027	159	5%
Professional fees	198	174	24	14%
Depreciation and amortization	581	1,140	(559)	(49)%
Insurance expense – related party	48	—	48	100%
Other general and administrative costs	867	900	(33)	(4)%

Total expenses	57,691	57,724	(33)	—%

Income before income taxes	$5,987	$3,788	$2,199	58%

Nine months Ended September 30, 2012 and 2011

EPP revenue increased $2,170,000 or 4% between years. Revenue increased due to a combination of growth in processing volumes, selective fee increases, both card association and third-party processor cost increases passed through to merchants (other than debit card transactions) and additions to services provided to our merchants. Processing volumes were favorably impacted by an increase of 3% in the average number of processing merchants under contract between periods. In addition, growth in revenue between periods increased due to an increase of approximately 8% in the average monthly processing volume per merchant, due in part to the addition of several larger volume processing merchants as well as year-over-year growth in processing volumes from existing merchants. Total revenue in 2012 was down by approximately 7% due to the effect of lower pass-through pricing on debit card transactions due to government mandated limits on underlying interchange costs for such transactions, as well as the overall pricing mix of merchant sales volumes realized between periods.

Electronic payment processing costs increased $328,000 or 1% between years. Beginning in the fourth quarter of 2011, the EPP Segment began experiencing lower EPP costs as interchange costs on debit card transactions were reduced for interchange plus priced merchants, as well as others. Processing revenues less electronic payment processing costs (“margin”) increased from 14.7% in 2011 to 17.1% in 2012. The increase in margin is due to the impact on revenues and EPP costs resulting from the debit card pricing and interchange cost changes noted above, net of higher residual payments to sales agents which increased $2,848,000 or 56% between years, as well as changes in the mix of merchant sales volumes processed. Overall, the increase in margin dollars was $1,842,000 between years.

Excluding electronic payment processing costs, other costs decreased $361,000 or 7% between years. Depreciation and amortization decreased $559,000 between periods as the result of previously acquired portfolio intangible assets becoming fully amortized between periods. Remaining costs increased $198,000 or 5% between years. During 2012, office relocation costs of approximately $50,000 were incurred. Other payroll related costs increased $159,000. Marketing and advertising costs decreased $56,000 while all other costs increased $47,000 including $24,000 in professional fees principally related to servicing previously acquired portfolios.

Income before income taxes increased $2,199,000 to $5,987,000 in 2012 from $3,788,000 in 2011. The increase in income before income taxes was principally due to the increase in the margin (operating revenues less electronic payment processing costs) of $1,842,000 due to the reasons noted above and the decrease in depreciation and amortization cost of $559,000 between years.

Managed Technology Solutions

	Three months ended September 30:
(In thousands):	2012	2011	$ Change	% Change
Revenue:
Web hosting and design	$4,526	$4,787	$(261)	(5)%

Expenses:
Salaries and benefits	1,254	1,206	48	4%
Interest	19	25	(6)	(24)%
Professional fees	135	116	19	16%
Depreciation and amortization	318	335	(17)	(5)%
Insurance expense – related party	16	—	16	100%
Other general and administrative costs	1,612	1,826	(214)	(12)%

Total expenses	3,354	3,508	(154)	(4)%

Income before income taxes	$1,172	$1,279	$(107)	(8)%

Three months ended September 30, 2012 and 2011:

Managed technology solutions (“MTS”) revenue is derived primarily from recurring fees from hosting websites, including monthly contracts for shared hosting, dedicated servers and cloud instances (the “plans”). In addition, revenues are derived from contracted services to design web sites. Revenue between periods decreased $261,000, or 5%, to $4,526,000 in 2012. The decrease in revenues included a decrease in web design revenues of $16,000 to $90,000 in 2012 due to the timing of the completion of such project contracts between years and a decrease in web hosting revenue of $245,000 or 5%. The decrease in web hosting revenue is the result of a decrease in the average monthly number of total plans by 5,880 or 11% between periods to 49,905 plans in 2012 from 55,785 plans in 2011. Substantially offsetting the decrease in web hosting revenue was an increase in the average monthly revenue per plan of slightly more than 6% to $30.23 in 2012 from $28.60 in 2011. The increase in the average revenue per plan reflects a growth in cloud instances and customers purchasing higher-cost plans including additional options and services. The average number of cloud instances increased by 247 to an average of 661 in 2012 from 414 in 2011 reflecting the Company’s introduction of a customer scalable cloud offering in 2011. The decrease in the average total plans occurred in the shared and dedicated segments. The average monthly number of dedicated server plans for 2012, which generate a higher monthly fee versus shared hosting plans, decreased by 347 between periods, or 19%, to an average of 1,441 from an average of 1,788 in 2011. The average monthly number of shared hosting plans in 2012 decreased by 5,779, or 11%, to an average of 47,804 from 53,583 in 2011. Competition from other web hosting providers as well as alternative website services continues to have a negative effect on web hosting plan count and revenue growth.

It continues to be management’s intent to increase revenues and margin per plan through higher priced service offerings to customers, although this may result in a lower number of plans in place overall. In addition, management has begun to lessen its dependency on the Microsoft web platform by broadening its platform capabilities to include more open source web applications which have become increasingly more attractive to web developers and resellers.

Total expenses of $3,354,000 in 2012 declined $154,000 or 4% from $3,508,000 in 2011. Salaries and benefits increased $48,000 or 4% between periods to $1,254,000, principally due to adding additional staffing in the area of executive management as well as wage rate increases between periods. Depreciation and amortization cost decreased $17,000 between periods to $318,000 due to reduced capital expenditures in recent years as a result of lower replacement costs for new equipment overall, more efficient use of existing equipment within the data center for shared and dedicated plans and the utilization of cloud architecture to more efficiently provide services to customers. Other general and administrative costs decreased $214,000 or 12% between periods. The decrease was a result of cost reductions between periods that were realized in the areas of lease and utilities expense of $108,000, partially due to a relocation of the MTS management office in 2012 and lower data center utility costs, as well as reductions in marketing costs of $65,000 and bad debt expense of $85,000, due in part to lower revenue between years and improved collection efforts. These decreases were offset by an increase in hardware maintenance and support of $47,000, principally due to the restructuring of previous contracts in those areas.

Income before income taxes decreased 8% or $107,000 to $1,172,000 in 2012 from $1,279,000 in 2011. The decrease in profitability is principally due to a decline in web hosting revenue between years as increases in revenue per site have not offset an overall decline in revenue due to site attrition and additionally, such decline in revenues has only been partially offset by cost reductions.

Nine months ended September 30, 2012 and 2011:

	Nine months ended September 30:
(In thousands):	2012	2011	$ Change	% Change
Revenue:
Web hosting and design	$13,789	$14,383	$(594)	(4)%
Interest income	—	1	(1)	(100)%

Total revenue	13,789	14,384	(595)	(4)%

Expenses:
Salaries and benefits	3,807	3,604	203	6%
Interest	62	80	(18)	(23)%
Professional fees	385	504	(119)	(24)%
Depreciation and amortization	919	1,065	(146)	(14)%
Insurance expense – related party	16	—	16	100%
Other general and administrative costs	5,212	5,625	(413)	(7)%

Total expenses	10,401	10,878	(477)	(4)%

Income before income taxes	$3,388	$3,506	$(118)	(3)%

MTS revenue is derived primarily from recurring fees from hosting websites, including monthly contracts for shared hosting, dedicated servers and cloud instances (the “plans”). In addition, revenues are derived from contracted services to design web sites. Revenue between years decreased $594,000, or 4%, to $13,789,000 in 2012. The decrease in revenues included a decrease in web design revenues of $194,000 to $232,000 in 2012 due to the completion of fewer projects between years and a decrease in web hosting revenue of $400,000 or 3%. The decrease in web hosting revenue is the result of a decrease in the average monthly number of total plans by 5,519 or 10% between years to 51,449 plans in 2012 from 56,968 plans in 2011. Partially offsetting the decrease in web hosting revenue was an increase in the average monthly revenue per plan of 6% to $29.78 in 2012 from $28.05 in 2011. The increase in the average revenue per plan reflects a growth in cloud instances and customers purchasing higher cost plans including additional options and services. The average number of cloud instances increased by 295 to an average of 620 from 325 in 2011 reflecting the Company’s introduction of a customer scalable cloud offering in 2011. The decrease in the average total plans occurred in the shared and dedicated segments. The average monthly number of dedicated server plans for 2012, which generate a higher monthly fee versus shared hosting plans, decreased by 364 between years, or 19%, to an average of 1,525 from an average of 1,889 in 2011. The average monthly number of shared hosting plans in 2012 decreased by 5,449, or 10%, to an average of 49,304 from 54,753 in 2011. Competition from other web hosting providers as well as alternative website services continues to have a negative effect on web hosting plan count and revenue growth.

It continues to be management’s intent to increase revenues and margin per plan through higher priced service offerings to customers, although this may result in a lower number of plans in place overall. In addition, management is intending to lessen its dependency on the Microsoft web platform by broadening its platform capabilities to include more open source web applications which have become increasingly more attractive to web developers and resellers.

Total expenses of $10,401,000 in 2012 declined 4% from $10,878,000 in 2011. Salaries and benefits increased $203,000 or 6% between years to $3,807,000, principally due to adding additional staffing in customer service areas and executive management as well as wage rate increases between periods. Depreciation and amortization cost decreased $146,000 between years to $919,000 due to reduced capital expenditures in recent years as a result of lower replacement costs for new equipment overall, more efficient use of existing equipment within the data center for shared and dedicated plans and the utilization of cloud architecture to more efficiently provide services to customers. The decrease of $119,000 in professional fees was primarily due to a decrease in web design development costs as a result of a decrease in web design revenues between years. Other general and administrative costs decreased $413,000 or 7% between years. Included in other expenses in 2011 was an expense of $190,000 resulting from the resolution of a licensing dispute; however, excluding this one-time settlement, other expense decreased $207,000 between years. Increases in domain costs of $48,000 and hardware maintenance and support of $85,000, principally due to the restructuring of previous contracts in those areas, were more than offset by a reduction in bad debt expense of $169,000 due to lower revenues in 2012 and improved collection efforts between years. In addition, lease expense and utility costs decreased by $149,000 between years due a new lease resulting from moving to a new MTS management office location in 2012 and lower data center utility costs.

Income before income taxes decreased 3% or $118,000 to $3,388,000 in 2012 from $3,506,000 in 2011. The decrease in profitability is principally due to a decline in web hosting revenue between years as increases in revenue per site have not offset an overall decline in revenue due to site attrition and, additionally, such decline in revenue has only been partially offset by cost reductions (including the impact of a $190,000 licensing settlement cost in 2011).

Small Business Finance

	Three months ended September 30:
(In thousands):	2012	2011	$ Change	% Change
Revenue:
Premium income	$3,154	$2,479	$675	27%
Servicing fee	2,077	818	1,259	154%
Interest income	888	551	337	61%
Management fees – related party	—	146	(146)	(100)%
Other income	618	627	(9)	(1)%

Total revenue	6,737	4,621	2,116	46%

Net change in fair value of:
SBA loans held for sale	(72)	(180)	108	60%
SBA loans held for investment	(482)	(691)	209	30%

Total net change in fair value	(554)	(871)	317	36%

Expenses:
Salaries and benefits	1,527	1,209	318	26%
Interest	1,098	438	660	151%
Professional fees	209	115	94	82%
Depreciation and amortization	239	254	(15)	(6)%
Provision for loan losses	90	215	(125)	(58)%
Insurance expense – related party	20	—	20	100%
Other general and administrative costs	1,016	645	371	58%

Total expenses	4,199	2,876	1,323	46%

Income before income taxes	$1,984	$874	$1,110	127%

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

Small Business Finance Summary

	Three months ended September 30, 2012		Three months ended September 30, 2011
(In thousands):	# Loans	$ Amount	# Loans	$ Amount
Loans sold during the quarter	25	$21,378	20	$20,119
Loans originated during the quarter	34	$26,632	23	$24,975
Loans that achieved sale status during the quarter, originated in prior period	—	$—	—	$—
Premium income recognized (1)		$3,154		$2,479

Average sale price		$114.84		$110.42

For the three months ended September 30, 2012, the Company recognized $3,154,000 of premium income from 25 loans sold aggregating $21,378,000. During the three months ended September 30, 2011, the Company recognized $2,479,000 in premium income from 20 loans sold totaling $20,119,000. The increase was attributable to the improvement in the dollar amount of loans sold quarter over quarter, and by an increase in premium pricing. Sale prices on guaranteed loan sales averaged $114.84 for the quarter ended September 30, 2012 compared with $110.42 for the quarter ended September 30, 2011.

Servicing Portfolios and related Servicing Income

	Three months ended September 30:
(In thousands):	2012	2011	$ Change	% Change
Total NSBF originated servicing portfolio (1)	$328,855	$264,341	$64,514	24%
Third party servicing portfolio	258,773	96,511	162,262	168%

Aggregate servicing portfolio	$587,628	$360,852	$226,776	63%

Total servicing income earned	$2,077	$818	$1,259	154%

(1)	Of this amount, the total average NSBF originated portfolio earning servicing income was $244,455,000 and $197,816,000 for the three months ended September 30, 2012 and 2011, respectively.

The $1,259,000 improvement in total servicing fee income was largely due to the addition of third party loan servicing, which increased by $1,118,000 for the three months ended September 30, 2012 compared with the three months ended September 30, 2011. The average third party servicing portfolio increased from $96,172,000 to $258,810,000 for the 2011 and 2012 three month period, respectively. The remaining increase of $141,000 was attributable to the expansion of the NSBF portfolio, in which we earn servicing income, which increased from an average of $197,816,000 for the three month period ended September 30, 2011 to an average of $244,455,000 for the three months ended September 30, 2012. This increase was the direct result of increased loan originations throughout 2011 and the first nine months of 2012.

Interest income increased by $337,000 for the three months ended September 30, 2012 as compared to the same period in 2011. The third quarter of 2012 added $355,000 of interest income as a result of the average outstanding performing portfolio of SBA loans held for investment increasing from $31,305,000 to $50,111,000 for the quarters ended September 30, 2011 and 2012, respectively. This increase was offset by a decrease of $18,000 in interest earned from SBA loans transferred, subject to premium recourse; all transferred loans achieved sales status at December 31, 2011.

Other income decreased by $9,000 primarily due to a $94,000 decrease in NSBF revenue earned on packaging fees, recoveries on liquidation and late payment penalty compared to the prior period. This was offset by a $43,000 increase in fees earned on receivables purchased and a $43,000 increase in annual and upfront fees on financing clients earned by NBC during the three months ended September 30, 2012 as compared with the three months ended September 30, 2011.

The change in fair value associated with SBA loans held for sale is related to the total amount of loans converted from partially funded to fully funded status during a given period. During the three months ended September 30, 2011 and 2012, the Company converted $948,000 in partially funded loans compared with $662,000, respectively. The increase in the change in fair value on SBA loans held for investment is a result of reducing the upfront discount taken on unguaranteed portions of loans, from 11% to 9.5% during the first quarter of 2012. This reduction was determined based on the investor price paid for the senior interest in our unguaranteed loans in our two securitized transactions, adjusted for the estimated servicing and interest income retained by the trust over an estimated repayment term of three years and further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries. During the three months ended September 30, 2012, loans originated and held for investment aggregated $6,170,000 resulting in a corresponding fair value loss of $481,000, representing an improvement of $209,000 over the third quarter of 2011.

Salaries and benefits increased by $318,000 primarily due to the addition of staff in the originating, servicing and liquidation departments, as well as additional staff to service third party contracts. The combined average headcount for the quarter increased by 16% from 55 at September 30, 2011, to 64 at September 30, 2012.

Interest expense increased by $660,000 for the three months ended September 30, 2012 compared with the same period in 2011, due primarily to $521,000 of interest expense associated with the Summit financing transaction which closed in April 2012. While the Summit financing was transacted with the parent company, these funds were provided to and utilized by NSBF; as a result, the corresponding expense has been recorded in the lending segment. The $521,000 includes interest, payment-in-kind interest, discount on the valuation of the warrant and amortization of deferred financing costs. NSBF experienced an increase in interest expense of $159,000 in connection with the closing of the second securitization transaction in December 2011 and NBC experienced an increase of $16,000 in interest expense under the Sterling credit facility due to an increasing portfolio. These were offset by a decrease of $13,000 in interest related to the Capital One line of credit and $18,000 in interest expense on SBA loans transferred, subject to recourse.

Professional fees for the three months ended September 30, 2012 increased by $94,000 when compared with the three months ended September 30, 2011 primarily due to consulting fees associated with third party servicing, due diligence fees and fees associated with the trustee for the loan portfolio securitization.

Loan Loss Reserves and Fair Value Discount

	Three months ended September 30:
(In thousands):	2012	2011	$ Change	% Change
Total reserves and discount, beginning of period	$5,628	$4,501	$1,127	25%
Provision for loan loss	90	215	(125)	(58)%
Discount, loans held for investment at fair value (1)	482	691	(209)	(30)%
Charge offs (net of recoveries)	(98)	(640)	542	85%

Total reserves and discount, end of period	$6,102	$4,767	$1,335	28%

Gross portfolio balance, end of period	$59,860	$41,430	$18,430	44%

Total impaired nonaccrual loans, end of period	$7,264	$7,418	$(154)	(2)%

(1)	Based on the investor price paid for the senior interest in our unguaranteed loans in our two securitized transactions, adjusted for the estimated servicing and interest income retained by the trust over an estimated repayment term of three years and further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries, the upfront discount taken on unguaranteed loans was reduced from 11% to 9.5% during the first quarter of 2012.

The combined provision for loan loss and net change in fair value decreased from $906,000 for the three months ended September 30, 2011 to $572,000 for the same period in 2012, a net decrease of $334,000 period over period. The allowance for loan loss, together with the cumulative fair value adjustment related to the SBA loans held for investment, increased from $4,767,000 or 11.5% of the gross portfolio balance of $41,430,000 at September 30, 2011 to $6,102,000 or 10.2% of the gross portfolio balance of $59,860,000 at September 30, 2012. This decrease in reserve percentage reflects the positive performance of the portfolio. Total impaired non-accrual loans decreased from $7,418,000 or 17.9% of the total portfolio at September 30, 2011 to $7,264,000 or 12.1% at September 30, 2012 with $2,354,000 or 31.8% and $1,964,000 or 27.1% of the allowance for loan losses being allocated against such impaired non-accrual loans, respectively. The year over year reduction in non-performing loans results from an improvement in the overall economic climate. The year over year reduction in the specific reserve reflects both the relatively high level of overall collateralization on the non-performing portfolio as well as the increase in the portion of that portfolio making periodic payments pending return to performing status, reducing the need for a specific reserve at this time.

Other general and administrative costs increased by $371,000 due primarily to the increase in loan originating, processing and servicing costs as a result of the increase in loans originated and serviced as well as an increase in loan recovery costs of $206,000 during the third quarter of 2012 as compared with the same quarter in 2011.

The increase of the loan portfolio, combined with improvements in pricing as well as servicing, and interest, generated by the addition to and enhanced performance of the portfolio, and an increase in third party servicing, were sufficient to offset additional salaries, servicing and origination expenses. The resulting pretax income of $1,984,000 for the three months ended September 30, 2012 was a 127% improvement over the pretax income of $874,000 for the three months ended September 30, 2011.

	Nine months ended September 30:
(In thousands):	2012	2011	$ Change	% Change
Revenue:
Premium income	$7,958	$9,751	$(1,793)	(18)%
Servicing fee	5,129	2,186	2,943	135%
Interest income	2,404	1,861	543	29%
Management fees – related party	293	439	(146)	(33)%
Other income	1,754	1,736	18	1%

Total revenue	17,538	15,973	1,565	10%

Net change in fair value of:
SBA loans transferred, subject to premium recourse	—	(3,216)	3,216	100%
SBA loans held for sale	(154)	116	(270)	(233)%
SBA loans held for investment	(1,063)	(1,629)	566	35%
Warrants	(111)	—	(111)	(100)%

Total net change in fair value	(1,328)	(4,729)	3,401	72%

Expenses:
Salaries and benefits	4,379	3,429	950	28%
Interest	2,644	1,520	1,124	74%
Professional fees	561	347	214	62%
Depreciation and amortization	664	670	(6)	(1)%
Provision for loan losses	354	301	53	18%
Insurance expense – related party	20	—	20	100%
Other general and administrative costs	2,660	1,795	865	48%

Total expenses	11,282	8,062	3,220	40%

Income before income taxes	$4,928	$3,182	$1,746	55%

Small Business Finance Summary

	Nine months ended September 30, 2012		Nine months ended September 30, 2011
(In thousands):	# Loans	$ Amount	# Loans	$ Amount
Loans sold during the period	69	56,397	78	$52,783

Loans originated during the period	69	$72,143	76	$67,598

Loans that achieved sale status, originated in prior period	—	$—	46	$29,219

Premium income recognized (1)		$7,958		$9,751

Average sale price		$113.73		$111.55

(1)	Of the total premium recognized in the first nine months of 2011, $3,216,000 was from previously originated loans that achieved sale status as a result of the warranty period expiring.

For the nine months ended September 30, 2012, the Company recognized $7,958,000 of premium income from 69 loans sold aggregating $56,397,000. During the first nine months of 2011, the Company recognized $9,751,000 of premium income from 78 loans sold totaling $52,783,000 not subject to the premium warranty, and 46 loans aggregating $29,219,000 previously subject to the premium warranty that achieved sale status during the nine months. The decrease in premium income for the nine months ended September 30, 2012 as compared with the prior period was due entirely to the reversal of the fair value adjustment of $3,216,000 associated with SBA loans transferred, subject to premium recourse, which increased premium income for the same amount in the nine months ended September 30, 2011. Sale prices on guaranteed loan sales averaged $113.73 for the nine months ended September 30, 2012 compared with $111.55 for the nine months ended September 30, 2011.

Servicing Portfolios and related Servicing fee income

	Nine months ended September 30:
(In thousands):	2012	2011	$ Change	% Change
Total NSBF originated servicing portfolio (1)	$328,855	$264,341	$64,514	24%
Third party servicing portfolio	258,773	96,511	162,262	168%

Aggregate servicing portfolio	$587,628	$360,852	$226,776	63%

Total servicing income earned	$5,129	$2,186	$2,943	135%

(1)	Of this amount, the total average NSBF originated portfolio earning servicing income was $232,201,000 and $185,434,000 for the nine month periods ended September 30, 2012 and 2011, respectively.

The $2,943,000 improvement in total servicing fee income was attributable primarily to third party loan servicing, which increased by $2,476,000 for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The average third party servicing portfolio increased from $82,873,000 to $211,497,000 for the 2011 and 2012 nine month periods, respectively. In addition, servicing fees received from the SBA on repurchased loans increased by $71,000 and the remaining increase of $395,000 was attributable to the expansion of the NSBF portfolio, in which we earn servicing income, which increased from an average of $185,434,000 for the nine month period ended September 30, 2011 to an average of $232,201,000 for the same nine month period in 2012. This increase was the direct result of increased loan originations throughout 2011 and the first nine months of 2012.

Interest income increased by $543,000 for the nine months ended September 30, 2012 as compared to the same period in 2011. This increase was attributable to an additional $887,000 of interest income as a result of the average outstanding performing portfolio of SBA loans held for investment increasing from $27,177,000 to $46,343,000 for the nine months ended September 30, 2011 and 2012, respectively. Results for 2011 included $344,000 in interest earned from SBA loans transferred, subject to recourse; all transferred loans achieved sales status at December 31, 2011.

Other income increased by $18,000 primarily due to a $121,000 increase in annual and upfront fees on financing clients earned by NBC as well as increases in receivable and billing fee revenue of $26,000. This was offset by NSBF incurring a $129,000 reduction in other income period over period attributable to recognizing fewer prior period expense recoveries and packaging fees.

The increase in the net change in fair value associated with SBA loans transferred, subject to premium recourse, is the direct result of all previously transferred loans having achieved sale status during 2011 as well as the SBA removing the warranty provision (as discussed above) allowing the Company to recognize premium income on the date of sale. During the nine months ended September 30, 2011, as a result of the elimination of the premium warranty, 23 previously transferred loans were recognized as sales, thereby reducing the corresponding fair value adjustment by $3,216,000. The change in fair value associated with SBA loans held for sale is related to the total amount of loans converted from partially funded to fully funded status during a given period. The increase in the change in fair value on SBA loans held for investment is a result of reducing the upfront discount taken on unguaranteed loans, from 11% to 9.5% during the first quarter of 2012. This reduction was determined based on the investor price paid for the senior interest in our unguaranteed loans with respect to our two securitized transactions, adjusted for the estimated servicing and interest income retained by the trust over an estimated repayment term of three years and further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries. During the nine months ended September 30, 2012, loans originated and held for investment aggregated $16,995,000 resulting in a corresponding fair value loss of $1,063,000, representing an improvement of $566,000 over the first three quarters of 2011. In connection with the Summit financing transaction which closed in April 2012, the Company recorded a fair value loss of $111,000 for the nine months ended September 30, 2012 to reflect the fair value of warrants issued as part of the transaction. The warrants have since been replaced to remove the anti-dilutive provision which reflected management’s and Summit’s original intent regarding the nature of the warrants, and as such will no longer be marked to market.

Salaries and benefits increased by $950,000 primarily due to the addition of staff in the originating, servicing and liquidation departments, as well as additional staff to service outside contracts. Combined headcount increased by 20% from an average of 50 for the nine months ended September 30, 2011 to an average of 60 for the nine months ended September 30, 2012.

Interest expense increased by $1,124,000 for the nine months ended September 30, 2012 compared with the same period in 2011, due primarily to $900,000 of interest expense associated with the Summit financing transaction which closed in April 2012. While the Summit financing was transacted with the parent company, these funds were provided to and utilized by NSBF; as a result, the corresponding expense has been recorded in the lending segment. The $900,000 includes interest, payment-in-kind interest, discount on the valuation of the warrant and amortization of deferred financing costs. Additionally, NSBF experienced an increase in interest expense of $489,000 in connection with the closing of the second securitization transaction in December 2011and an additional $68,000 increase related to the Capital One line of credit which increased from an average outstanding balance of $6,458,000 for the nine months ended September 30, 2011 to $8,874,000 for the same period in 2012. These increases were offset by a reduction of $344,000 attributable to the liability for SBA loans transferred, subject to premium recourse, which was reduced to zero in 2011 and a decrease of interest at NBC by $11,000 due to the write off of the remaining deferred financing costs under the Wells line in 2011.

Professional fees for the nine months ended September 30, 2012 increased by $214,000 when compared with the nine months ended September 30, 2011 primarily due to consulting fees associated with third party servicing, due diligence fees and fees associated with the trustee for the loan portfolio securitization.

Loan Loss Reserves and Fair Value Discount

	Nine months ended September 30:
(In thousands):	2012	2011	$ Change	% Change
Total reserves and discount, beginning of period	$5,566	$3,845	$1,721	45%
Provision for loan loss	354	301	54	18%
Discount, loans held for investment at fair value (1)	1,063	1,629	(566)	(35)%
Charge offs (net of recoveries)	(882)	(1,006)	124	12%

Total reserves and discount, end of period	$6,101	$4,769	$1,333	28%

Gross portfolio balance, end of period	$59,860	$41,430	$18,430	44%

Total impaired nonaccrual loans, end of period	$7,264	$7,418	$(154)	(2)%

(1)	Based on the investor price paid for the senior interest in our unguaranteed loans in our two securitized transactions, adjusted for the estimated servicing and interest income retained by the trust over an estimated repayment term of three years and further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries, the upfront discount taken on unguaranteed loans was reduced from 11% to 9.5% during the first quarter of 2012.

The combined provision for loan loss and net change in fair value decreased from $1,930,000 for the nine months ended September 30, 2011 to $1,418,000 for the nine months ended September 30, 2012, a net decrease of $512,000 period over period. The allowance for loan loss together with the cumulative adjustment related to SBA loans held for investment increased from $4,769,000 or 11.5% of the gross portfolio balance of $41,430,000 at September 30, 2011 to $6,102,000 or 10.2% of the gross portfolio balance of $59,860,000 at September 30, 2012. This decrease in reserve percentage reflects the positive performance of the portfolio. Total impaired non-accrual loans decreased from $7,418,000 or 17.9% of the total portfolio at September 30, 2011 to $7,264,000 or 12.1% at September 30, 2012 with $2,354,000 or 31.8% and $1,964,000 or 27.1% of the allowance for loan losses being allocated against such impaired non-accrual loans, respectively. The year over year reduction in non-performing loans results from an improvement in the overall economic climate. The year over year reduction in the specific reserve reflects both the relatively high level of overall collateralization on the non-performing portfolio as well as the increase in the portion of that portfolio making periodic payments pending return to performing status, reducing the need for a specific reserve at this time.

Other general and administrative costs increased by $865,000 due primarily to the increase in loan originating, processing and servicing costs as a result of the increase in loans originated and serviced and an increase of $449,000 in loan recovery costs associated with the sale of foreclosed properties during the first nine months of 2012 and an increase in collateral preservation costs as compared with the same period in 2011.

The increase of loan originations and the size of the portfolio, combined with improvements in sale pricing as well as servicing, and interest, generated by the addition to and enhanced performance of the portfolio, and an increase in third party servicing, were sufficient to offset additional salaries, servicing and origination expenses. The resulting pretax income of $4,928,000 for the nine months ended September 30, 2012 was a 55% improvement over pretax income of $3,182,000 for the nine months ended September 30, 2011.

All Other

	Three months ended September 30:
(In thousands):	2012	2011	$ Change	% Change
Revenue:
Insurance commissions	$286	$273	$13	5%
Insurance commissions – related party	114	—	114	100%
Other income	98	82	16	20%
Other income – related party	19	—	19	100%
Interest income	—	3	(3)	(100)%

Total revenue	517	358	159	44%

Expenses:
Salaries and benefits	487	508	(21)	(4)%
Professional fees	68	46	22	48%
Depreciation and amortization	6	20	(14)	(70)%
Insurance expense – related party	9	—	9	100%
Other general and administrative costs	126	88	38	43%

Total expenses	696	662	34	5%

Loss before income taxes	$(179)	$(304)	$125	41%

Three months ended September 30, 2012 and 2011:

The All Other segment includes revenues and expenses primarily from Newtek Insurance Agency, LLC (“NIA”), Newtek Payroll Services, LLC and qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments.

Total revenue increased by $159,000, or 44% for the three months ended September 30, 2012 as compared to the same period in 2011. Total insurance commission revenue increased by $127,000 which was due primarily to the inclusion of insurance commissions – related party, which previously had been eliminated at the segment level. Combined other income increased by $35,000, due in part to Newtek Payroll Services, LLC’s revenues (related party) which has increased the number of clients from 31 at September 30, 2011 to 238 at September 30, 2012. All related party revenue, which represents insurance commissions earned on policies sold by NIA and fees charged by Newtek Payroll Services, LLC to Newtek and subsidiaries are eliminated upon consolidation.

The $34,000 increase in total expenses is primarily related to costs to service new clients added at Newtek Payroll Services, in other general and administrative costs. The reduction in salaries and benefits, and depreciation and amortization were sufficient to offset the increase in professional fees, which was primarily related to an increase in brokerage commissions owed by NIA.

	Nine months ended September 30:
(In thousands):	2012	2011	$ Change	% Change
Revenue:
Insurance commissions	$915	$798	$117	15%
Insurance commissions – related party	114	—	114	100%
Other income	309	252	57	23%
Other income – related party	60	—	60	100%
Interest income	2	9	(7)	(78)%

Total revenue	1,400	1,059	341	32%

Expenses:
Salaries and benefits	1,536	1,442	94	7%
Professional fees	210	169	41	24%
Depreciation and amortization	22	61	(39)	(64)%
Insurance expense – related party	9	—	9	100%
Other general and administrative costs	361	329	32	10%

Total expenses	2,138	2,001	137	7%

Loss before income taxes	$(738)	$(942)	$204	22%

Nine months ended September 30, 2012 and 2011:

Total revenue increased by $341,000, or 32% for the three months ended September 30, 2012 as compared to the same period in 2011. Total insurance commission revenue increased by $231,000 which was due primarily to the inclusion of insurance commissions – related party, which previously had been eliminated at the segment level. Combined other income increased by $117,000, due in part to Newtek Payroll Services, which increased the number of clients from 31 at September 30, 2011 to 238 at September 30, 2012. All related party revenue, which represents insurance commissions earned on policies sold by NIA and fees charged by Newtek Payroll Services to Newtek and subsidiaries are eliminated upon consolidation.

The $137,000 increase in total expenses is primarily due to an increase in salaries and benefits at NIA, which increased staff by two in September 2011. The increase in professional fees was related in part, to additional brokerage commission expense at NIA, and the increase in other general and administrative costs was primarily related to the cost to service new clients added at Newtek Payroll Services.

Corporate activities

	Three months ended September 30:
(In thousands):	2012	2011	$ Change	% Change
Revenue:
Management fees – related party	$199	$249	$(50)	(20)%
Interest and other income	1	2	(1)	(50)%

Total revenue	200	251	(51)	(20)%

Expenses:
Salaries and benefits	1,220	1,349	(129)	(10)%
Professional fees	262	250	12	5%
Depreciation and amortization	28	30	(2)	(7)%
Insurance expense – related party	21	—	21	100%
Other general and administrative costs	343	760	(417)	(55)%

Total expenses	1,874	2,389	(515)	(22)%

Loss before income taxes	$(1,674)	$(2,138)	$464	22%

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

Revenue is derived primarily from management fees earned from the Capcos. Management fee revenue declined by $50,000, or 20% for the three months ended September 30, 2012. These related party management fees, which are eliminated upon consolidation, are expected to continue to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not accrued.

Total expenses decreased by $515,000, or 22%, for the three months ended September 30, 2012 from the same period in 2011. The $129,000 decrease in salaries and benefits was due to reductions in accounting, finance and executive payroll period over period. The decrease in other general and administrative costs is primarily related to the cost savings realized by the corporate office relocation in the fourth quarter of 2011, as well as a reduction in the total marketing expense allocated to the corporate segment during the three months ended September 30, 2012 as compared to the year ago period.

Loss before income taxes improved by $464,000 for the three months ended September 30, 2012, as compared to the same period in 2011, entirely due to expense reductions.

	Nine months ended September 30:
(In thousands):	2012	2011	$ Change	% Change
Revenue:
Management fees – related party	$646	$869	$(223)	(26)%
Interest and other income	8	21	(13)	(62)%

Total revenue	654	890	(236)	(27)%

Expenses:
Salaries and benefits	3,802	4,453	(651)	(15)%
Professional fees	726	786	(60)	(8)%
Depreciation and amortization	83	135	(52)	(39)%
Insurance expense – related party	21	—	21	100%
Other general and administrative costs	1,425	2,033	(608)	(30)%

Total expenses	6,057	7,407	(1,350)	(18)%

Loss before income taxes	$(5,403)	$(6,517)	$1,114	17%

Nine months ended September 30, 2012 and 2011:

Revenue is derived primarily from management fees earned from the Capcos. Related party management fee revenue declined 26%, or $223,000, to $646,000 for the nine months ended September 30, 2012 as compared to the year ago period. Related party management fees, which are eliminated upon consolidation, are expected to continue to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not accrued.

Total expenses decreased $1,350,000, or 18%, for the nine months ended September 30, 2012 from the same period in 2011. The decrease in total expenses was primarily due to a $651,000 decrease in salaries and benefits related to staff reductions in accounting, finance and executive staff. Professional fees declined by $60,000 for the nine months ended September 30, 2012 primarily due to overall decreases in audit, legal and other professional services. In addition, depreciation and amortization decreased by $52,000 period over period due to fixed assets becoming fully depreciated over the year ago period. The decrease in other general and administrative costs is primarily related to the cost savings realized by the corporate office relocation which occurred during the fourth quarter of 2011, as well as a reduction in the total marketing expense allocated to the corporate segment during the nine months ended September 30, 2012 as compared to the year ago period.

Loss before income taxes improved by $1,114,000 for the nine months ended September 30, 2012, as compared to the same period in 2011, entirely due to the overall reduction in costs.

Capco

As described in Note 3 to the condensed consolidated financial statements, effective January 1, 2008, the Company adopted fair value accounting for its financial assets and financial liabilities concurrent with its election of the fair value option for substantially all credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance. These are the financial assets and liabilities associated with the Company’s Capco notes that are reported within the Company’s Capco segment. The tables below reflect the effects of the adoption of fair value measurement on the income and expense items (income from tax credits, interest expense and insurance expense) related to the revalued financial assets and liability for the three and nine months ended September 30, 2012 and 2011. In addition, the net change to the revalued financial assets and liability for the three and nine months ended September 30, 2012 and 2011 is reported in the line “Net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash” on the condensed consolidated statement of income.

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

	Three months ended September 30:
(In thousands):	2012	2011	$ Change	% Change
Revenue:
Income from tax credits	$122	$324	$(202)	(62)%
Interest income	3	5	(2)	(40)%
Other income	—	1	(1)	(100)%

Total revenue	125	330	(205)	(62)%

Net change in fair value of:
Credits in lieu of cash and Notes payable in credits in lieu of cash	(20)	(46)	26	57%

Expenses:
Management fees – related party	199	395	(196)	(50)%
Interest	112	285	(173)	(61)%
Professional fees	134	186	(52)	(28)%
Other general and administrative costs	46	34	12	35%

Total expenses	491	900	(409)	(45)%

Loss before income taxes	$(386)	$(616)	$230	37%

Three months ended September 30, 2012 and 2011:

Revenue is derived primarily from non-cash income from tax credits. The decrease in total revenues for the three months ended September 30, 2012 versus the three months ended September 30, 2011 reflects the effect of the declining dollar amount of tax credits remaining in 2012. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods through 2016, the amount of tax credits, and the income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense. Related party management fees decreased 50%, or $196,000, to $199,000 for the three months ended September 30, 2012 from $395,000 for the same period ended 2011. Related party management fees, which are eliminated upon consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. Interest expense decreased 61%, or $173,000, to $112,000 for the three months ended September 30, 2012 from $285,000 as a result of the declining amount of tax credits payable in 2012. Professional fees decreased $52,000 between periods primarily due to a reduction in consulting fees related to one of our Capcos which is now decertified, and a decrease in audit fees which were lowered as a result of the reduced activity in this segment. The increase in other general and administrative costs of $12,000 was due to the increase in filing fees and rent charges, which were partially offset by reductions in other general expenses incurred for the three months ended September 30, 2012 versus the three months ended September 30, 2011.

	Nine months ended September 30:
(In thousands):	2012	2011	$ Change	% Change
Revenue:
Income from tax credits	$441	$954	$(513)	(54)%
Interest income	19	36	(17)	(47)%
Other income	121	3	118	3,933%

Total revenue	581	993	(412)	(41)%

Net change in fair value of:
Credits in lieu of cash and Notes payable in credits in lieu of cash	21	30	(9)	(30)%

Expenses:
Management fees – related party	939	1,308	(369)	(28)%
Interest	493	1,009	(516)	(51)%
Professional fees	272	320	(48)	(15)%
Other general and administrative costs	91	99	(8)	(8)%

Total expenses	1,795	2,736	(941)	(34)%

Loss before income taxes	$(1,193)	$(1,713)	$520	30%

Nine months ended September 30, 2012 and 2011:

Revenue is derived primarily from non-cash income from tax credits. The decrease in total revenue for the nine months ended September 30, 2012 versus the same period in 2011 reflects the effect of the declining dollar amount of tax credits remaining in 2012 partially offset by a $100,000 gain on the sale of an investment with a zero carrying basis. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods through 2016, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense. Related party management fees decreased 28%, or $369,000, to $939,000 for the nine months ended September 30, 2012 from $1,308,000 for the same period ended 2011. Related party management fees, which are eliminated upon consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. Interest expense decreased 51%, or $516,000, from $1,009,000 to $493,000 for the nine months ended September 30, 2012 as a result of the declining dollar amount of tax credits payable in 2012. Professional fees decreased by $48,000 from $320,000 to $272,000, between periods primarily due to a reduction in consulting fees related to one of our Capcos which is now decertified, and a decrease in audit fees which were lowered as a result of the reduced activity in this segment.

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

As an alternative to holding indefinitely the portions of SBA loans remaining after sale of the guaranteed portions in the SBA supervised secondary market, the Company has undertaken to securitize these unguaranteed portions. In December 2010, the first such securitization trust established by the Company issued to one investor notes in the amount of $16,000,000 which received an S&P rating of AA. A second securitization, an amendment to the original transaction, was completed in December 2011, and resulted in an additional $14,900,000 of notes issued to the same investor. The SBA lender used the cash generated from the first transaction to retire its outstanding revolving loan from Capital One, N.A. and to fund a $3,000,000 account which during the first quarter of 2011 purchased unguaranteed portions originated subsequent to the securitization transaction. Similarly, the proceeds from the second securitization in 2011 were used to pay down its outstanding revolving loan with Capital One, N.A., and to fund a $5,000,000 account, which was used to purchase unguaranteed portions of loans in the first quarter of 2012. While this securitization process can provide a long-term funding source for the SBA lender, there is no certainty that it can be conducted on an economic basis. In addition, the securitization mechanism itself does not provide liquidity in the short term for funding SBA loans.

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

Through February 28, 2011, the receivables financing unit, NBC, utilized a $10,000,000 line of credit provided by Wells Fargo Bank to purchase and warehouse receivables. On February 28, 2011, NBC entered into a three year line of credit of up to $10,000,000 with Sterling National Bank which replaced the Wells Fargo line. There is no cross collateralization between the Sterling lending facility and the Capital One term loan and credit facility; however, a default under the Capital One term loan or line of credit will create a possibility of default under the Sterling line of credit. The availability of the Sterling line of credit and the performance of the Capital One term loans are subject to compliance with certain covenants and collateral requirements as set forth in their respective agreements, as well as limited restrictions on distributions or loans to the Company by the respective debtor, none of which are material to the liquidity of the Company. At September 30, 2012, the Company and its subsidiaries were in full compliance with applicable loan covenants. The Company guarantees these loans for the subsidiaries up to the amount borrowed; in addition, the Company deposited $750,000 with Sterling to collateralize the guarantee.

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

As of September 30, 2012, the Company’s unused sources of liquidity consisted of $18,304,000 in unrestricted cash and cash equivalents and $861,000 and $458,000 available through the Capital One and Sterling National Bank lines of credit, respectively.

Restricted cash of $9,764,000 as of September 30, 2012 is primarily held in NSBF, the Capcos and Corporate. For NSBF, approximately $2,011,000 is held by the securitization trust as a reserve on future nonperforming loans and $1,778,000 is due to participants. For the Capcos, restricted cash can be used in managing and operating the Capcos, making qualified investments and for the payment of taxes on Capco income. In addition, as discussed above, the Company deposited $750,000 with Sterling to collateralize its guarantee. In summary, Newtek generated and used cash as follows:

(Dollars in thousands)

	Nine months ended September 30,
	2012	2011
Net cash (used in) provided by operating activities	$(2,226)	$6,765
Net cash (used in) investing activities	(15,708)	(10,346)
Net cash provided by financing activities	25,037	6,877

Net increase in cash and cash equivalents	7,103	3,296

Cash and cash equivalents, beginning of period	11,201	10,382

Cash and cash equivalents, end of period	$18,304	$13,678

Net cash flows provided by operating activities decreased by $(8,991,000) to net cash used in operations of $(2,226,000) for the nine months ended September 30, 2012 compared to net cash flows provided by operations of $6,765,000 for the nine months ended September 30, 2011. The change primarily reflects the operation of the SBA lender. During the nine months ended September 30, 2012, the lender used $(55,147,000) in funds to originate SBA loans held for sale, which was offset by $56,397,000 in proceeds from loans sold during the period. In addition, the increase in the broker receivable used $(5,622,000) in cash during the nine months ended September 30, 2012. A broker receivable arises from loans traded but not settled before quarter end and represents the amount of cash due from the purchasing broker; the amount varies depending on loan origination volume and timing of sales and settlement at quarter end.

Net cash used in investing activities primarily includes activity for the unguaranteed portions of SBA loans, investments in qualified businesses and changes in restricted cash. Net cash used in investing activities decreased by $(5,362,000) to cash used of $(15,708,000) for the nine months ended September 30, 2012 compared to cash used of $(10,346,000) for the nine months ended September 30, 2011. The cash used in investing activities for the nine months ended September 30, 2012 was primarily due to a greater amount of SBA loans originated for investment, $(17,105,000) in 2012 versus $(14,836,000) in 2011, as a result of an increase in total loans originated and the return to the majority of our loans being funded with a 75% loan guarantee in the current year. During the current nine month period, change in restricted cash decreased by $(980,000) and the Company’s Capcos used $(1,651,000) to make two qualified investments.

Net cash provided by financing activities primarily includes the net borrowings (repayments) on notes payable as well as securitization activities. Net cash provided by financing activities increased by $18,160,000 to cash provided of $25,037,000 for the nine months ended September 30, 2012 from cash provided of $6,877,000 for the nine months ended September 30, 2011. The primary reason for the increase was the proceeds received from the Summit term loan which added $10,000,000 in cash during the period. The net proceeds on bank lines of credit increased by $5,738,000 for the nine months ended September 30, 2012 compared to the year ago period, and reflects net borrowings on the Company’s lines of credit with Capital One of $10,531,000 and Sterling, $2,298,000. The current nine month period also reflects an increase to cash of $2,763,000 related to the consolidation of Expo (a VIE), as well as the release of approximately $5,053,000 of restricted cash related to the second securitization that was designed as a pre-funding account in December 2011 and was used during the first quarter of 2012 to originate unguaranteed portions of SBA 7(a) loans.

The $7,103,000 increase in cash and cash equivalents in 2012 was essentially related to the proceeds received in connection with the Summit credit facility and the other financing activities noted above.

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

We do not have significant exposure to changing interest rates on invested cash which was approximately $28,068,000 at September 30, 2012. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions with ratings from S&P of A- or better. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury-only money market instruments or funds and other investment-grade securities. As of September 30, 2012, cash deposits in excess of FDIC and SIPC insurance totaled approximately $1,475,000 and funds held in U.S. Treasury-only money market funds or equivalents in excess of SIPC insurance totaled approximately $2,161,000.

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

(b) Change in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEWTEK BUSINESS SERVICES, INC.

Date: November 1, 2012	By:	/s/ Barry Sloane
Barry Sloane Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer)

Date: November 1, 2012	By:	/s/ Jennifer C. Eddelson
Jennifer C. Eddelson Chief Accounting Officer (Principal Financial Officer)