Form 10-K
period 2012-12-31
NEWTEK BUSINESS SERVICES, INC.
filed 2013-04-01
CIK 1094019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission file number: 001-16123

NEWTEK BUSINESS SERVICES, INC.

New York	11-3504638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

212 West 35th Street, 2nd Floor New York, New York	10001
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $32,531,000 as of the last business day of the registrant’s second fiscal quarter of 2012.

As of March 29, 2013 there were 35,311,888 shares issued and outstanding of the registrant’s Common Shares, par value $0.02 per share.

EXPLANATORY NOTE

The Company has restated its audited consolidated financial statements and other financial information for the year ended December 31, 2011, and its unaudited condensed consolidated financial statements for the three months ended March 31, 2012, three and six months ended June 30, 2012 and for the three and nine months ended September 30, 2012. This restatement was caused by losses related to understated merchant chargeback reserves in each of the affected periods. The Company identified the matter through an internal review of its chargeback reserves during the 2012 year-end closing process. The incident involved violations of Company policies and procedures by a member of senior management in Universal Processing Services of Wisconsin, LLC, (“UPS”), d/b/a Newtek Merchant Solutions of WI, in the Electronic payment processing segment which resulted in the understatement of chargeback loss reserves for a group of merchants introduced to the Company by a single independent sales agent. The Company and its Audit Committee retained a consulting firm with extensive expertise in the credit card payments industry to conduct a detailed and in-depth investigation in the areas in which the former employee was involved. Also included was an analysis of the steps appropriate to ensure future compliance with the Company’s accounting policies and practices relating to merchant chargeback reserves and to determine if the foregoing matter required modification of its conclusions regarding the effectiveness of the Company’s internal control over financial reporting. Both the internal and independent investigations were completed prior to issuance of these financial statements. Based on those investigations it was concluded that the incident was an isolated event specifically related to the one independent sales agent and its group of merchants. There were no other irregularities noted by either the internal or independent reviews that could have affected the Company’s consolidated financial results. In addition, the Audit Committee engaged special counsel to review the work of both the internal investigation team and the independent consultant, and advise the Company on the matter and the adequacy of the Company’s response in particular. Special counsel issued a report fully coincident with the foregoing conclusions. The Company has begun the collection process to ascertain if any of the loss can be recouped by the Company.

On February 1, 2013, the Company announced the provision for a charge-back loss in its Electronic payment processing segment of $1.5 million for the year ended December 31, 2012. Subsequent to this announcement, management concluded that the correction of the understatements required the Company restate its financial statements for the periods ended December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, and that this provision for chargeback loss be spread over the affected periods beginning with the fourth quarter of 2011 and throughout 2012. See the further discussion of this matter in Note 26 to the accompanying consolidated financial statements in this Annual Report on Form 10-K. See, also, Item 9A. Controls and Procedures.

The impact over the periods is as follows:

	For the Quarter and Year Ended	For the Quarter Ended
(Amounts In Thousands)	12/31/11	3/31/12	6/30/12	9/30/12
Electronic Payment Processing Expense	$244	$472	$(16)	$275
Income (loss) before income taxes	$(244)	$(472)	$16	$(275)
Net income (loss) available to common stockholders	$(146)	$(284)	$10	$(165)
Income (loss) per share—Basic	$(0.01)	$(0.01)	$—	$—
Income (loss) per share—Diluted	$(0.01)	$(0.01)	$—	$(0.01)

Deferred tax asset	$98	—	—	—
Accounts payable, accrued expenses and other current liabilities	$244	$528	$518	$683

The Company’s management has determined that the Company had material weaknesses in its internal control over financial reporting at the end of each such period as described in more detail in Item 9A. Controls and Procedures of this Annual Report on Form 10-K.

NEWTEK BUSINESS SERVICES, INC.

PART I

ITEM 1.	BUSINESS.

Overview

Newtek Business Services, Inc. (“we,” the “Company” or “Newtek”), “The Small Business Authority”®, provides financial and business services to the small- and medium-sized business market. Our website, www.thesba.com, and our heightened branding strategy enable us to offer small businesses the ability to grow and prosper by obtaining from us:

•	Electronic Payment Processing: Credit card, debit card, check conversion and ACH processing solutions

•

Ecommerce Services: Combinations of payment processing, online shopping cart tools, web site design, web hosting and web related services which enable businesses to establish a presence and commercial capability on the Internet in a quick and simple fashion

•	Business Lending: Business loans for working capital, to acquire or expand a business or for the purchase of machinery and equipment

•	Managed Technology Solutions: Full service web hosting, including domain registration and online shopping cart tools; cloud computing plans and customized web design and development services

•

The Newtek Advantage™: A mobile, real-time operating platform for business intelligence putting all critical business transactions in real-time and enabling a business to access data on a smartphone, tablet, laptop or PC for eCommerce, credit/ debit transactions, website statistics, payroll, insurance and business loans.

•	Data Backup, Storage and Retrieval: Fast, secure, off-site data backup, storage and retrieval

•	Accounts Receivable Financing: Receivable financing and management services, lines of credit collateralized by receivable accounts

•	Insurance Services: Nationwide commercial, health and benefits, and personal lines of insurance

•	Payroll: Payroll management processing and employee tax filing.

During 2012 we derived revenue through the sale of a business service or product to over 100,000 business accounts. We use state of the art, web-based proprietary technology to provide low cost products and services to our small- and medium-sized business clients. We acquire our customers through internal and independent sales teams and referrals through alliances with Fortune 500® companies, community banks, credit unions and others, all of whom have elected to offer one or more of our business services and financial products rather than try to provide them directly for their customers or members. Our alliance partners have historically interfaced with Newtek through their use of our patented, proprietary NewTracker® referral and tracking system which enables complete transparency in the referral process. In 2012, we continued our major emphasis on placing resources behind the development of our coordinated marketing and media program focused on our branding strategy, featuring The Small Business Authority website, all intended to present the Company to the small, independent business audience as the authoritative presence in the small- and medium-sized business space across many areas of operations.

History

Newtek is a corporation formed under the laws of New York that serves as a holding company for several wholly- and majority-owned subsidiaries. We were founded in 1998 to provide debt and equity financing to small- and medium-sized businesses. We have since developed our branded line of business and financial products and services for the small- and medium-sized business market. At December 31, 2012, we had 6 principal subsidiaries, and 30 other minor controlled entities, most of which are direct providers of financial and business services.

Initially, Newtek was the sponsor of a total of 16 certified capital companies, which we call Capcos, now reduced to 12. We have not created any new Capcos since 2005, although we continue to make investments in and loans to small businesses through our existing Capcos and meet the goals of the Capco programs. We are now concentrating our efforts on becoming “The Small Business Authority” by creating a distribution channel for business and financial services provided by our subsidiaries, affiliates or marketing partners for the small- and medium-sized business market supported by a coordinated direct, national advertising campaign implemented in September 2012. At present, we are placing 190 sixty second commercials on television each month.

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

•

Continue to implement a strategy of acquiring customers and processing their business at low cost. We seek to acquire customers at a low cost through a national strategy centered on our alliance partners, internet marketing, coordinated marketing, social media and our NewTracker technology. Our alliance partners use our proprietary NewTracker referral system to refer customers to us for sales and customer tracking and processing. NewTracker distributes the referral to our appropriate business segment or segments for fulfillment while keeping our alliance partners up to date on the customer’s progress in real time with detailed documentation. We use the same proprietary system as our gateway for direct sales through our websites and our BizExec program. In addition, during 2012 we placed significant resources into direct media advertising under the banner of our The Small Business Authority mark. This ties together significant national media exposure through television and radio advertising, design and production of our “Small Business Index”™ and “SB Market Sentiment Surveys” ™ reflecting our polling and assessment of business conditions for small- and medium-sized businesses, the active use of social media marketing, and website (www.thesba.com). Notwithstanding our emphasis on our alliance partners as a source of customers, in January 2013 we opened small offices in California and Kentucky consisting of industry professionals in small business lending and merchant processing customer acquisition. We believe that this additional channel will enable these businesses to grow without adding material costs.

•

Continue to develop our state-of-the-art technology to process business applications and financial transactions. We continue to update our proprietary systems to take advantage of technological advances that provide state of the art enhancements in client service and process controls which lead to lower costs. During 2012 we completed the development of the Newtek Advantage™, our Internet (or cloud) based operating platform, which has a patent pending, to integrate customer reports for all of our business services in a simple, straightforward mobile application accessible by the business in real time and at any time.

•

Continue our focus on the Internet and The Small Business Authority mark. Our major goal continues to be to focus the Small Business Authority branding strategy and to establish thesba.com as the online destination spot for small business. During 2012 we revised and updated this website to add additional features. Features of thesba.com that have impact on small business owners include:

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

•

Continue to fulfill our obligations under the current Capco programs. Our emphasis is on continuing our exemplary regulatory compliance program in order to complete successfully the investment cycles for all Capcos. At December 31, 2012, we reached the final minimum investment requirements in all Capco programs in which we participated. We believe this ensures that 100% of the tax credits related to the programs are beyond risk of recapture. In addition, as of that date, all of the cash payments required to be made to the investors have been made. As the Capcos reach 100 percent investment we will seek to decertify them as Capcos, liquidate their remaining assets and thereby reduce our operational costs, particularly the legal and accounting costs associated with compliance. Four of our original Capcos have reached this stage.

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

Small Business Finance: This segment is comprised of Newtek Small Business Finance, Inc. (“NSBF”), a nationally licensed, SBA lender that originates, sells and services loans to qualifying small businesses, which are partially guaranteed by the SBA, and CDS Business Services, Inc. d/b/a Newtek Business Credit (“NBC”), which provides receivable financing, revolving lines of credit and management services. An additional subsidiary, Small Business Lending, Inc., engages in loan servicing for non-SBA loans.

All Other: Businesses formed from investments made through Capco programs and others which cannot be aggregated with other operating segments, including insurance and payroll processing.

Corporate Activities: Corporate implements business strategy, directs marketing, provides technology oversight and guidance, coordinates and integrates activities of the segments, contracts with alliance partners, acquires customer opportunities and owns our proprietary NewTracker referral system. This segment includes revenue and expenses not allocated to other segments, including interest income, Capco management fee income and corporate operations expenses.

Capcos: Twelve certified capital companies which invest in small- and medium-sized businesses. They generate non-cash income from tax credits and non-cash interest and insurance expenses in addition to cash management fees and expenses.

Financial information for each segment can be found in Management’s Discussion and Analysis of Results of Operations and Financial Condition, Segment Results and Note 24-Segment Reporting to the Consolidated Financial Statements, below.

Electronic Payment Processing

Newtek Merchant Solutions (“NMS”) markets credit and debit card processing services, check approval services and ancillary processing equipment and software to merchants who accept credit cards, debit cards, checks and other non-cash forms of payment. New merchants are acquired through several sales channels. Our primary focus is on developing new merchant sales leads as a result of internal sales efforts and our direct marketing under “The Small Business Authority” brand. NMS has targeted the marketing of its array of services under agreements with alliance partners, which are principally financial institutions, including banks, credit unions and other related businesses that are able to refer potential customers to NMS through Newtek’s NewTracker referral system. In addition, we enter into agreements with independent sales agents throughout the country. These referring organizations and associations are typically paid a percentage of the processing revenue derived from the respective merchants that they successfully refer to us. In 2012, we processed merchant transactions with a sales volume exceeding $4.2 billion, up over $400 million from the previous year, including merchant portfolios operated by our other subsidiaries which are serviced by NMS. Our customer base and the related sales volume processed by us has grown significantly during each year of operations since 2002 through a combination of organic growth in customers as well as selective merchant portfolio acquisitions. Our merchant base has grown from approximately 1,200 merchants at the end of 2002 to approximately 14,100 merchants at the end of 2012. In January 2013, we made significant changes in the management of this segment, adding Eric Turille, with over 20 years of experience in large scale payment processing acquisition businesses, including as the President of First National Bank of Omaha, Merchant Services, COO and Head of Sales at Vital Processing and COO of Retriever Merchant Services. Mr. Turille has also served on several VISA and MasterCard committees. We intend to build the growth and increased profitability of this segment with Mr. Turille’s expertise and knowledge.

We maintain two main customer service and sales support offices in Milwaukee, Wisconsin and Brownsville, Texas with additional specialists located in Phoenix, Arizona and New York. Our personnel at these locations assist merchants with initial installation of equipment and on-going service, as well as any other special processing needs that they may have.

Because we are not a bank, we are unable to belong to and directly access the Visa® and MasterCard® bankcard associations and we must be sponsored by a bank in order to process bankcard transactions. We are currently registered with Visa® and MasterCard® through the sponsorship of two banks that are members of the card associations, Wells Fargo Bank, N.A. and, since January 2011 Redwood Merchant Services, a division of Westamerica.

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

During 2012 we continued to work with an affiliate, Secure Gateway Services, LLC, which has the software and experience to provide a processing gateway facility for our payment processing business. This has resulted in 2012 in integrating customer payment processing data with our Newtek Advantage software platform providing a mobile application allowing the customer to monitor charge processing activity in real time.

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

Our development and growth are focused on selling our services to internally generated referrals, merchant referrals identified for us by our alliance partners, and, with increasing emphasis in January 2013, by our independent sales representatives, at which time we added a team of professionals experienced in the development and management of large scale independent sales forces. We are still different than most electronic payment processing companies who acquire their clients primarily through independent agents. We believe that our business model provides us with a competitive advantage by enabling us to acquire new electronic payment processing merchants at a lower cost level for third-party commissions than the industry average. Our business model allows us to own the customer as well as the stream of residual payments, as opposed to models which rely more heavily on independent sales agents.

Managed Technology Solutions

Through our subsidiary, CrystalTech Web Hosting, Inc. d/b/a/ Newtek Technology Services® (“NTS”), we provide website hosting, dedicated server hosting, cloud hosting, web design and development, internet marketing, ecommerce, data storage and backup, and other related services to more than 132,000 customer accounts in 120 countries.

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

NTS has recognized the continuing decline in Microsoft being utilized in the design of web sites and the market shift to Linux, Nginx and a proliferation of Word Press sites being built on non-Microsoft based platforms. This decline has caused a marked downward trend in the historical site count of NTS relating to Microsoft hosted sites. NTS has responded by launching Linux Apache and Linux Nginx platforms within its environment and created associated control panels, service/support and billing to participate more fully in 100% of the market as compared to the present 33% of the new web design growth represented by Microsoft. All platforms are available within NTS’s Cloud and non-cloud environment and are fully managed offerings as compared to our competitors. In addition, Newtek has created a proprietary platform and filed an associated patent for Newtek Advantage which leverages NTS’s underlying technologies to deliver real time information and actionable business intelligence to its existing and new customer base.

NTS has launched a complete line of cloud based business and eCommerce packages, Cloud Spaces, to streamline the decision process for business owners and accommodate designers and developers that wish to build sites in both Microsoft and Linux environments.

NTS’s Cloud offerings provide for a consumption-based hosting model that allows customers to pay only for the resources they need, which not only saves them money compared to traditional server hosting, but also enables them to scale larger or smaller on demand.

NTS delivers services not just to customers seeking hosting, but also to wholesalers, resellers, and web developers by offering a range of tools for them to build, resell, and deliver their web content. NTS primarily uses the Microsoft Windows® 2008 R2 platform to power its technology. Microsoft has described NTS as one of the largest hosting services in the world providing Microsoft Windows hosting. NTS currently operates a 5,000 square foot fortress-strength data center located in Scottsdale, Arizona, utilizing redundant networking, electrical and back-up systems, affording customers what management believes to be a state-of-the-art level of performance and security. NTS is PCI certified, Service Organization Control 1 (“SOC 1”) audited, and is currently completing a SASE 16 audit, all of which mean that it meets the highest industry standards for data security.

Throughout its operations as a Newtek company, over seventy percent of new NTS customers have come as a result of referrals without material expenditures by the Company for marketing or advertising. Many of NTS’s competitors are very price sensitive, offering minimal services at cut-rate pricing. While being cost competitive with most Linux- and Windows-based web hosting services, NTS has emphasized higher quality uptime, service and support as well as multiple control panel environments for the designer and developer community.

NTS has diversified its product offerings to small- and medium-sized businesses under different brands, all under Newtek Technology Services, including Newtek Hosting, Newtek Web Services, Newtek Data Storage® and Newtek Web Design and Development®. NTS focuses specifically on select markets such as restaurants, financial institutions, medical practices, law firms, accountants, retail and technology service providers for channel business and reselling.

NTS has also launched a turnkey hosting service to meet financial institution needs for dedicated servers, hosting and/or data storage, enabling these entities to comply with strict regulatory requirements that demand very high security protocols and practices be in place.

Small Business Finance

We originate SBA loans and offer accounts receivable financing and other lending products essential for small- and medium-sized businesses. In addition, we provide small business loan servicing and consulting to the Federal Deposit Insurance Corporation (“FDIC”).

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

We originate loans ranging from $50,000 to $5,000,000 to both startup and existing businesses, which use the funds for a wide range of business needs including:

•	opening, expanding or acquiring a business or franchise: $50,000 to $5,000,000;

•	financing working capital:

•	SBA term loans: at least $50,000

•	Purchase equipment: $25,000 to $5,000,000

•	purchasing owner-occupied commercial real estate and leasehold improvements: up to $5,000,000; and

•	refinancing existing non-real-estate business debt: $25,000 to $5,000,000.

Late in 2009, we were selected by the FDIC as its contractor to manage and service portfolios of SBA 7(a) loans acquired by the FDIC from failed financial institutions. In addition, we assist the FDIC in the packaging of these loans for sale. During November 2012, the FDIC was successful in selling a significant group of loans with our assistance. Our existing servicing facilities and personnel perform these activities supplemented by contract workers as needed. The size of the portfolio we will service for the FDIC varies and depends on the level of bank failures and the needs of the FDIC in managing portfolios acquired from those banks. As of December 31, 2012, we were servicing approximately $110,400,000 in loans under this contract, in addition to the other approximately $418,300,000 loans we service.

In December 2010 and December 2011, NSBF structured a securitization transaction which enabled it to sell approximately $43,500,000 of the unguaranteed portions of loans it has originated in previous years. The securities sold were rated AA by S&P. A second securitization transaction was completed in March 2013 wherein NSBF sold approximately $23,569,000 of the unguaranteed portions of additional loans with an additional pool of $5,880,000 of funding for future loans. These securities were sold with an A-rating by S&P. NSBF typically retains the unguaranteed portions of the loans it originates and incurs related warehouse financing costs. With the sales, NSBF was able to create significant liquidity which was used to pay down the warehouse line and to fund new loans. We expect to continue this process as market and other conditions permit.

We also offer accounts receivable financing and management services through CDS Business Services, Inc. d/b/a Newtek Business Credit (“NBC”). Through this service, small- and medium-sized businesses can obtain $10,000 to $2,000,000 per month through the sale of their trade receivables or through a revolving line of credit collateralized by receivable accounts. In addition, NBC offers back office receivables services for small businesses, such as billing and cash collections.

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

All Other: Insurance and Payroll Processing Services

We offer small business insurance products and services through Newtek Insurance Agency, LLC (“NIA”), which is licensed in 50 states. We serve as a retail and wholesale agency specializing in the sale of personal, commercial and health/benefits lines insurance products to customers of all our affiliated companies as well as our alliance partners. We offer insurance products from multiple insurance carriers providing a wide range of choice for our customers. We have formed a strategic alliance with American International Group, E-Insure, Credit Union National Association, Pershing and others to provide agent services to small business clients. We are continuing our efforts to implement programs with alliance partners to market commercial and personal insurance. In December 2012, NIA working with another of our companies acquired a portfolio of insurance business from a major health care insurance agency based in the New York City area. This has added approximately 340 group health insurance policies that we are servicing and will form the basis on which we plan to grow this aspect of the insurance business. We expect also that recent health care legislation will increase the demand for these services among small and medium-sized businesses.

During 2011 we placed significant emphasis on developing the business conducted by our majority-owned, affiliated company operating under the trade name of “Newtek Payroll Services.” This investment was originally made in 2010, and enables the Company to offer an array of industry standard and very competitively priced payroll management, payment and tax reporting services to small- and medium-sized businesses. Based in New York, Newtek Payroll Services has built up its business during 2012 to approximately 355 customers in 35 states with total payroll under management of approximately 1,660 employees, of which approximately 20% were Newtek employees, an increase in customer count of 393% and employee count of 137%. These payroll services are being marketed through all of our available channels including the alliance partnerships and our direct marketing campaigns.

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

Marketing

Overview

We position ourselves as a provider of business and financial services to the small to medium business sector in the United States. Through integrated marketing and sales of each service line we control our customer’s experience in order to provide high quality service to both our marketing partners and potential customers. We reach potential customers through our multi-channel approach featuring direct, indirect and direct outbound solicitation efforts.

Although we continue to utilize and grow our core marketing channel of strategic alliance partners, we have initiated a direct marketing strategy to the small- and medium-sized business customers through our new “go to market” brand, “The Small Business Authority.” Through this brand we are establishing ourselves as the authority in each of the service lines we provide through a coordinated radio and television advertising campaign built around our new web presence, www.thesba.com. We continue to market through our bilingual 24/7 call center which we believe is a valuable feature for most small business owners that need help during non-business hours and on weekends. We use web-based applications as an in-house tool to help our employees and associates to be efficient, smart and productive. Instead of using expensive, six-figured salaried employees that a typical bank or an insurance agency would use to market financial products and business services to small- and medium-sized business customers, we use technology and dedicated loyal non-executive-salary-plus-bonus employees. The addition of the direct to market strategy through promotion of our new web site supports our goal to maintain costs and retain greater margin on each transaction as well as providing our competent in house business service specialists the ability to create a second and third product and service opportunities.

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

We also market our services through referrals from our alliance partners such as AIG, Credit Union National Association, Iberia Bank, Pershing, New York Community Bank, and Morgan Stanley Smith Barney, using our proprietary NewTracker referral system as well as direct referrals from our new web presence, www.thesba.com. Additional referrals are obtained from individual professionals in geographic markets that have signed up to provide referrals and earn commissions through our BizExec and TechExec Programs. These individuals are traditionally information technology professionals, CPAs, independent insurance agents and sales and/or marketing professionals. In addition, electronic payment processing services are marketed through independent sales representatives and web technology and ecommerce services are marketed through internet-based marketing and third-party resellers. A common thread across all business lines relates to acquiring customers at low cost. We seek to bundle our marketing efforts through our brand, our portal, our proprietary NewTracker technology, our new web presence as The Small Business Authority and one easy entry point of contact.

We have implemented a multi-channel marketing strategy that consists of:

Direct: In September 2012, the Company launched a redesign of the corporate website, www.thesba.com. The goal of the new site is to focus on helping business owners succeed by providing them high quality business services, testimonials, case studies and a daily blog. In addition, the site delivers promotions to aid in acquiring clients and creating higher levels of customer referrals. The website is consistent with Newtek’s national television campaign and on-line messaging, positioning it as a national provider of business services and financial products to the more than 27 million small and independently owned and operated businesses across the United States.

In September 2012 Newtek also selected Ocean Media, LLC as their media planner and buyer. Ocean Media specializes in media planning and buying for the delivery of effective television and advertising strategies. It has created innovative media campaigns for several companies such as Priceline.com, Angieslist.com and Overstock.com. Newtek commercials are aired on CNN, Fox Business, Fox News, Headline News, MSNBC and the Outdoor channel.

To supplement our direct marketing efforts, we have developed two proprietary vehicles to enhance the visibility and credibility of The Small Business Authority and the related website thesba.com. The Small Business Index was developed internally and trademarked during 2011. It is a monthly assessment of various factors indicative of business conditions in the small business market. Since its introduction, it has received a great deal of publicity and is now quoted in numerous national publications. In addition, we also introduced in 2011 our internally developed SB Market Sentiment Survey, which captures responses from our website visitors on topics of significant importance to our small business customers. This survey has also gained much national attention. We believe that both of these efforts add significantly to our marketing efforts and further support our efforts to become the one-stop-shop for all small businesses.

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

The Newtek Referral System

Our proprietary NewTracker® referral system, on which a patent has been issued, allows us to process new business utilizing a web-based, centralized processing point. In-bound referrals from alliance partners, our website and other sources are transmitted to our businesses to provide the service or services our customers need. Our trained representatives use these web-based applications as a tool to acquire and process data through telephonic interviews, eliminating the need for face-to-face contact and the requirement that a customer complete multiple paper forms or data entry for multiple product lines. This approach is customer friendly, allows us to process applications very efficiently and allows us to store client information for further processing and cross-selling efforts while offering what we believe to be the highest level of customer service. It also assures our alliance partners full transaction transparency. This system permits our alliance partners to have a window to our back office processing 24 hours a day, 7 days a week, to see every communication and interaction between our sales and processing representatives and their referred customers while still preserving the privacy of customer or alliance partner sensitive data on the application. NewTracker enables the processing and tracking of services in a manner similar to the bar code system used by overnight delivery services. We believe that NewTracker is a key differentiating component of our business. It enables us to scale our business services rapidly to meet the demands of our customers. NewTracker enables our alliance partners to offer our services immediately, without having to invest in marketing materials, sales and marketing personnel, training, licensing or office space. Because their customers or members are driven by our technology to our processing centers, which can handle increased volume of transactions without having to add specialized staff or infrastructure, there is no need for additional investment by our alliance partners. NewTracker additionally provides direct interface to business owners/operators accessing our new web site as they provide basic information regarding their need so that our Business Service Specialists can immediately respond to inquiry for any of our service offerings. The Company is also beginning to explore the possibility of marketing some aspect of the patented technology as it represents a unique capability for sales organizations as it not only manages intake of business but enables real time management of client service functions.

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

We have entered into agreements to provide one or more business services with numerous national and regional businesses or organizations including, but not limited to:

•	Morgan Stanley Smith Barney

•	New York Community Bank

•	Credit Union National Association (CUNA)

•	Microsoft

•	Pershing

•	Members 1st Federal Credit Union

•	Ent Federal Credit Union

•	IBERIABANK

•	Bellco Credit Union

•	Wright Patt Credit Union

•	SpaceCoast Credit Union

•	General Motors Minority Dealers Association

•	E Insure Services, Inc.

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

We have several trademarks and service marks, all of which are of material importance to us. The following trademarks and service marks are the subject of trademark registrations issued by the United States Patent Trademark Office:

1.	AT NEWTEK, WE DO IT BETTER

2.	BIZEXEC

3.	CRYSTALTECH

4.	CRYSTALTECH WEB HOSTING

5.	CT & Design

6.	NEWTEK

7.	NEWTEK BIZEXEC

8.	NEWTEK BUSINESS SERVICES

9.	NEWTEK BUSINESS SOLUTIONS

10.	NEWTEK + NEWT LOGO

11.	NEWTEK REFERRAL SYSTEM

12.	NEWTEK TECHNOLOGY SERVICES

13.	NEWTEK WEB SERVICES

14.	NEWTRACKER

15.	WEBCONTROLCENTER

16.	NEWTEK BUSINESS CREDIT

17.	NEWTEK DATA STORAGE

18.	NEWTEK WEB DESIGN AND DEVELOPMENT

19.	NEWTEK WEB HOSTING

20.	WE DO IT BETTER

21.	A NEW WAY TO THINK ABOUT SMALL-BUSINESS IT

22.	THE CLOUD AUTHORITY

23.	THESBA.COM THE SMALL AUTHORITY POWERED BY NEWTEK

24.	THE SMALL BUSINESS AUTHORITY

25.	THE SMALL BUSINESS AUTHORITY HOUR

26.	NEWTPAY PRO

27.	NEWTPAY

28.	NEWTEK BUSINESS SERVICES, INC. + NEWT LOGO

29.	THE CLOUD AUTHORITY + DESIGN

30.	THE SMALL BUSINESS AUTHORITY HOUR + DESIGN

31.	THESBA

32.	THE SBAUTHORITY INDEX

33.	THE SMALL BUSINESS AUTHORITY INDEX

34.	THESBA INDEX

35.	NEWTEK SITECENTER

36.	NEWTEK PAYROLL

37.	CONTINUOUS CYBER SECURITY SCANNING

38.	THE BUSINESS AUTHORITY

39.	CLOUD AUTHORITY

The following trademarks and service marks are the subject of pending trademark applications filed with the United States Patent and Trademark Office:

1.	THESBA.COM THE SMALL BUSINESS AUTHORITY + DESIGN

2.	NEWTEK INSURED CLOUD COMPUTING

3.	NEWTEK INSURED HOSTING

4.	INSURED CLOUD COMPUTING

5.	NEWTEK INSURED MERCHANT PROCESSING

6.	NEWTEK INSURED PAYROLL

7.	THE PAYROLL AUTHORITY

8.	THE ECOMMERCE AUTHORITY

9.	THE MOBILE APPLICATION AUTHORITY

10.	THE HEALTH INSURANCE AUTHORITY

11.	THE TECH AUTHORITY

12.	THE IT AUTHORITY

13.	THE SMALL BUSINESS TECHNOLOGY AUTHORITY

14.	THE TECHNOLOGY AUTHORITY

15.	NEWTEK INSURED ECOMMERCE

16.	NEWTEK INSURED MERCHANT SERVICES

17.	ECOMMERCE IN THE CLOUD

18.	CLOUD ECOMMERCE

19.	NEWTEK ADVANTAGE

20.	NEWTEK EDGE

21.	NEWTEK HOSTING

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

Each of the state Capco programs has a requirement that a Capco, in order to maintain its certified status, must meet certain investment requirements, both qualitative and quantitative, all of which the Company’s Capcos have met. These include limitations on the initial size of the recipients of the Capco funds, including the number of their employees, the location within the respective state of the recipients and the recipients’ commitment to remain therein for a specified period of time, the types of business conducted by the recipients, and the terms of the investments in the recipients.

The states of Louisiana, Colorado and Texas and the state of New York have added to their Capco programs limitations on the equity investment Capcos can make in qualified businesses. These programs or program changes seek to preclude a Capco from owning all or a majority of the voting equity of the invested business. While Newtek has made profitable majority-owned investments in the past, we have also made minority or passive investments in qualified businesses. Newtek’s Capcos are in full compliance with all investment limitations, and management foresees no significant difficulty in continuing to remain in compliance.

When each of Newtek’s Capcos has invested in qualified businesses an amount equal to 100% of its initial certified capital, it is able to decertify (terminate its status as a Capco) and no longer be subject to any state Capco regulation. Upon voluntary decertification, the programs in about half of the states require that a Capco share any distributions to its equity holders with the state sponsoring the Capco. For those states that require a share of distributions, the sharing percentages vary, but are generally from 10 to 30%, usually on distributions above a specified internal rate of return for the equity owners of the Capco. States not requiring distributions are Texas and New York (Programs 1, 2 and 3). At this time, Newtek does not believe that the sharing requirements will have a material impact on the company’s financial condition or operations. Three of Newtek’s Capcos have reached the 100% investment level and a fourth, our Wisconsin based Capco, met its statutory requirements and voluntarily decertified and was subsequently dissolved. While the Company continues to attempt to achieve full (100%) investment in all of its Capcos, circumstances of individual programs may make this unachievable. If and when such an event arises, the Capco and the Company will evaluate alternatives and may seek to dissolve the Capco as permitted under the particular program. Such an event would represent a failure of the Capco but would not carry with it any financial consequences to the Company.

Employees

As of December 31, 2012, we and the companies in which we hold a controlling interest had a total of 310 employees, of which 303 were full-time employees. We believe our labor relations are good; none of our employees are covered by a collective bargaining agreement.

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

Revenues and Assets by Geographic Area

During the years ended December 31, 2012, 2011 and 2010, virtually all of our revenue was derived from customers in the United States, although we provide pre-paid web site hosting services to customers in approximately 120 countries.

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

In many cases, we believe the competitors of our companies are not as able as we are to take advantage of changes in business practices due to technological developments and, for those with a larger size, are unable to offer the personalized service that many small business owners and operators seem to want.

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

ITEM 1 A.	RISK FACTORS.

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

RISKS RELATING TO OUR ELECTRONIC PAYMENT PROCESSING BUSINESS

NMS relies on a bank sponsor, which has substantial discretion with respect to certain elements of our business practices, in order to process bankcard transactions. If the sponsorship is terminated, and we are not able to secure or transfer the respective merchant portfolio to a new bank sponsor or sponsors, the business, financial condition, results of operations and cash flows of electronic payment processing business could be materially adversely affected. If the sponsorship is terminated, and we are not able to secure or transfer the merchant portfolios to new bank sponsors, we will not be able to conduct our electronic payment processing business. We also rely on service providers who are critical to our business.

Because we are not a bank, we are unable to belong to and directly access the Visa® and MasterCard® bankcard associations. The Visa® and MasterCard® operating regulations require us to be sponsored by a bank in order to process bankcard transactions. We are currently sponsored by two banks. If the sponsorship is terminated and we are unable to secure a bank sponsor for the merchant portfolios, we will not be able to process bankcard transactions for the affected portfolios. Consequently, the loss of both of our sponsorships would have a material adverse effect on our business. Furthermore, our agreement with our sponsoring banks gives the sponsoring banks substantial discretion in approving certain elements of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants, the processing fees that we charge, our customer service levels and our use of independent sales organizations and independent sales agents. We cannot guarantee that our sponsoring banks’ actions under these agreements will not be detrimental to us.

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

If NMS or its processors or bank sponsors fail to adhere to the standards of the Visa® and MasterCard® bankcard associations, our registrations with these associations could be terminated and we could be required to stop providing payment processing services for Visa® and MasterCard®.

Substantially all of the transactions NMS processes involve Visa® or MasterCard®. If we, our bank sponsors or our processors fail to comply with the applicable requirements of the Visa® and MasterCard® bankcard associations, Visa® or MasterCard® could suspend or terminate our registration. The termination of our registration or any changes in the Visa® or MasterCard® rules that would impair our registration could require us to stop providing payment processing services, which would have a material adverse effect on our business.

On occasion, NMS experiences increases in interchange and sponsorship fees. If we cannot pass along these increases to our merchants, our profit margins will be reduced.

Our electronic payment processing subsidiary pays interchange fees or assessments to bankcard associations for each transaction we process using their credit, debit and gift cards. From time to time, the bankcard associations increase the interchange fees that they charge processors and the sponsoring banks, which generally pass on such increases to us. From time to time, our sponsoring banks increase their fees as well. If we are not able to pass these fee increases along to merchants through corresponding increases in our processing fees, our profit margins in this line of business will be reduced.

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

If a billing dispute between a merchant and a cardholder is not ultimately resolved in favor of the merchant, the disputed transaction is “charged back” to the merchant’s bank and credited to the account of the cardholder. If we or our processing banks are unable to collect the charge-back from the merchant’s account, or if the merchant refuses or is financially unable due to bankruptcy or other reasons to reimburse the merchant’s bank for the charge-back, we bear the loss for the amount of the refund paid to the cardholder’s bank. Most of our merchants deliver products or services when purchased, so a contingent liability for charge-backs is unlikely to arise, and credits are issued on returned items. However, some of our merchants do not provide services until sometime after a purchase, which increases the potential for contingent liability and future charge backs. We and the sponsoring bank can require that merchants maintain cash reserves under our control to cover charge back liabilities but such reserves may not be sufficient to cover the liability or may not even be available to us in the event of a bankruptcy or other legal action.

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

Merchant fraud occurs when a merchant, rather than a customer, knowingly uses a stolen or counterfeit card or card number to record a false sales transaction or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Anytime a merchant is unable to satisfy a charge-back, we are responsible for that charge-back unless we have required that a cash reserve be established. We cannot assure that the systems and procedures we have established to detect and reduce the impact of merchant fraud are or will be effective. Failure to effectively manage risk and prevent fraud could increase our charge-back liability and adversely affect our results of operations.

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

Failure to maintain effective internal controls over financial reporting may lead investors and others to lose confidence in our financial data.

In evaluating the effectiveness of its internal controls over financial reporting in connection with the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, management concluded that there was a material weakness in internal control over financial reporting related to accounting for one bank account holding funds belonging to customers of our merchant processing subsidiary. These material weaknesses made it possible for a former senior manager to utilize funds in this account to conceal knowledge of growing merchant processing chargeback losses among a group of merchants solicited by one of the Company’s agents. Following discovery, this resulted in the need for the restatement of the Company’s financial statements for the year ended December 31, 2011, together with financial statements for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012, the periods over which these losses occurred.

The Company is in the process of remediating these material weaknesses and has, among other things, replaced the manager responsible, strengthened its internal control team by hiring a very seasoned Chief Risk Officer augmented its finance team and is implementing and modifying certain accounting and internal control procedures. If the Company fails to otherwise maintain effective controls over financial reporting in the future, it could again result in a material misstatement of its financial statements that might not be prevented or detected on a timely basis and which could then cause investors and others to lose confidence in the Company’s financial statements, which in turn could have a negative effect on the value of the Company’s equity securities.

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

Below is a list of our leased offices and space as of December 31, 2012 which are material to the conduct of our business:

Location	Lease expiration	Purpose	Approx. sq. ft
8521 E. Princess Drive Phoenix, AZ 85255	Jun 2014	Managed technology solutions data center	6,000

212 West 35th Street New York, NY 10001	Oct 2014	Lease of principal executive offices (Corporate activities and SBA lending)	5,700

1904 West Parkside Lane Suite 201 Phoenix, AZ 85027	Jan 2015	Managed technology solutions offices	10,900

1440 Broadway New York, New York 10018	Oct 2015	Sublet - former principal executive offices	23,000

301 Mexico Street Suite H3-A Brownsville, TX 78520	Jun 2017	Newtek Insurance Agency, customer service and sales support offices (All Other segment)	17,500

6737 W. Washington St. Suite 2275 West Allis, WI 53214	Nov 2017	Electronic payment processing WI offices	10,910

60 Hempstead Avenue West Hempstead, NY 11552	Apr 2019	Newtek Small Business Finance; Newtek Business Credit Offices (Lending segment) and NY Capco offices	11,000(1)

(1)	In February 2013, the Company increased the area under lease in its West Hempstead facility to approximately 22,000 square feet.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market Information: Our common stock is traded on the NASDAQ Capital Market under the symbol “NEWT.” High and low prices for the common stock over the previous two years are set forth below, based on the highest and lowest daily closing price during that period.

Period	High	Low
First Quarter: January 1, 2011 Through March 31, 2011	$1.90	$1.60
Second Quarter: April 1, 2011 Through June 30, 2011	$1.69	$1.20
Third Quarter: July 1, 2011 Through September 30, 2011	$1.55	$1.28
Fourth Quarter: October 1, 2011 Through December 31, 2011	$1.32	$1.06
First Quarter: January 1, 2012 Through March 31, 2012	$1.60	$1.18
Second Quarter: April 1, 2012 Through June 30, 2012	$1.62	$1.14
Third Quarter: July 1, 2012 Through September 30, 2012	$2.09	$1.24
Fourth Quarter: October 1, 2012 Through December 31, 2012	$2.05	$1.76

Holders: As of March 14, 2013 there were approximately 181 holders of record of our common stock.

Dividends: No dividends were declared or paid in 2010, 2011 or 2012.

Securities authorized for issuance under equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,943,050 shares	$1.44/share	3,405,768 shares
Equity compensation plans not approved by security holders	None	None	None

(b)	Not applicable.
(c)	Share Repurchases: The following share repurchases were made during the months shown during the fourth quarter of 2012:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2012	—	—	—	—
November 2012	—	—	—	—
December 2012	22,000	$1.84	22,000	—

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We also need to point out that our Capcos operate under a different set of rules in each of the six jurisdictions and that these place varying requirements on the structure of our investments. In some cases, particularly in Louisiana, we do not control the equity or management of a qualified business.

Executive Overview

For the year ended December 31, 2012, the Company recorded net income of $5,557,000 on revenues of $131,130,000. Net income improved by $2,334,000, from net income of $3,223,000 in 2011 (restated); pretax income was $9,439,000, a $7,410,000 improvement over the $2,029,000 pretax income in 2011 (restated). Total revenues increased by $5,791,000, or 4.6%, from $125,339,000 for the year ended December 31, 2011 principally due to increased revenues in the Small business finance and Electronic payment processing segments. The total net change in fair value recorded was a loss of $1,121,000, the majority of which was attributable to the Small business finance segment. The $4,503,000 improvement over the prior year was primarily related to the reversal of a fair value gain recorded in connection with the guaranteed portions of SBA 7(a) loans transferred in secondary market transactions occurring in 2010, but sales status was delayed until 2011. Total expenses increased $2,884,000 to $120,570,000 for the year ended 2012 from $117,686,000 for 2011 (restated): increases in electronic payment processing costs, salaries and benefits, interest and provision for loan losses, were offset by decreases in depreciation and amortization, lease restructuring charges, and other general and administrative costs.

Contributing to the pretax income of $9,439,000 in 2012 were improvements in the Electronic payment processing, Small business finance, Capco and Corporate segments, which were offset by a decrease in pretax income for Managed technology and an increased pretax loss in the All Other segment. The Electronic payment processing segment gross margin decreased on a percentage basis, primarily due to a $1,300,000 provision for charge-back losses recognized in 2012 related to a group of merchants affiliated with one of its independent sales agents. This decline was offset in part by an increase in margin due to a combination of growth in processing volumes, increases in certain fees and additional services provided to our merchants. The improvement in the Corporate segment pretax income resulted from reductions in salaries and benefits and the amortization of accrued lease restructuring charges recorded in the year ago period.

One of the primary contributors for Newtek’s continued profitability was the Small business finance segment which generated pretax income of $8,094,000 as compared to $4,135,000 in 2011, an increase of $3,959,000. The primary driver was servicing fee income which increased by $3,763,000, or 121% over the year ago period resulting from increases related to third party servicing as well as an increase in our own servicing portfolio. The segment originated $107,425,000 of SBA loans during 2012 with an average sales price of 114.16%, up from 111.35% in 2011. The Small business lender also continued to benefit from a contract with the Federal Deposit Insurance Corporation to provide servicing in connection with failures of banks holding SBA guaranteed loans.

The Electronic payment processing segment recorded a 14% increase in pretax net income, which grew to $7,041,000 from $6,157,000 over the year ago period (restated). Revenue increased by $3,008,000 or 4% to $85,489,000 during 2012 compared to 2011. The increase was related to growth in processing volumes, fee increases and additional services provided to our merchants. Processing revenue less processing costs decreased slightly from 15.9% to 15.6% in 2012; this reduction in margin was due largely to a $1,300,000 provision for charge-back losses.

As discussed in Note 26, the Company has restated its audited consolidated financial and other financial information for the quarter and year ended December 31, 2011, and for each of the quarters ended in 2012 in connection with the understated merchant chargeback reserves in each of the affected periods. This restatement was caused by losses related to understated merchant chargeback reserves in each of the affected periods. The Company identified the matter through an internal review of its chargeback reserves during the 2012 year-end closing process. The incident involved violations of Company policies and procedures by a member of senior management in the Electronic payment processing segment which resulted in the understatement of chargeback loss reserves for a group of merchants introduced to the Company by a single independent sales agent. Management concluded that the correction of the understatements required that the Company restate its financial statements for the periods ended December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012 and that this provision for chargeback loss be spread over the affected periods beginning with the fourth quarter of 2011 and throughout 2012.

Pretax net income for Managed technology solutions decreased from $4,837,000 to $4,254,000 for the year ended December 31, 2012. While segment revenue decreased by 5% due primarily to a reduction in web hosting, the number of customers using our cloud computing services and the average revenue per plan increased from the year ago period. It continues to be management’s intent to increase revenue and margin per plan through higher service offerings to customers which include cloud-based applications.

In April 2012, the Company closed a $15,000,000 credit facility with Summit comprised of a $10,000,000 term loan, which was drawn at closing, and a $5,000,000 delayed draw term loan to be made upon the satisfaction of certain conditions. The $5,000,000 second tranche of this loan will not be drawn by the Company. The funds obtained were used primarily for general corporate purposes including the origination of SBA 7(a) loans. The terms of this financing agreement are discussed more fully in Note 12 to the Consolidated Financial Statements – Notes Payable.

As part of our new marketing campaign launched in 2012, the Company presented its re-designed website, which better emphasized the Company’s branding strategy and offers easier use for the customer. In addition, the Company premiered its new a magazine, The Small Business Authority Observer, a semi-annual publication focused on helping business owners increase their sales, reduce their costs and minimize their risks. Our new marketing campaign includes national exposure focusing on generating awareness of our products and services to qualified small business owners. Our direct media advertising campaign under our banner NEWTEK® The Small Business Authority, includes national television commercials, online display and search media parameters. We continue production of The Small Business Authority Index® and The SBA Market Sentiment Survey® reflecting our polling and assessment of business conditions for small businesses.

In March 2013, the Company closed its third securitization issuing an additional $20,909,000 in notes with an A-rating under S&P; see Note 27 to the Consolidated Financial Statement – Subsequent Events.

Business Segment Results:

The results of the Company’s reportable business segments are discussed below.

Electronic Payment Processing

		2011		% Change
(In thousands):	2012	(Restated)	2010	2012	2011
Revenue:
Electronic payment processing	$85,483	$82,475	$80,920	4%	2%
Interest income	6	11	16	(46%)	(31%)

Total revenue	85,489	82,486	80,936	4%	2%

Expenses:
Electronic payment processing costs	72,183	69,388	68,177	4%	2%
Salaries and benefits	3,991	3,995	4,101	—%	(3%)
Professional fees	323	270	346	20%	(22%)
Depreciation and amortization	743	1,419	1,632	(48%)	(13%)
Insurance expense – related party	61	51	34	20%	50%
Other general and administrative costs	1,147	1,206	962	(5)%	25%

Total expenses	78,448	76,329	75,252	3%	1%

Income before income taxes	$7,041	$6,157	$5,684	14%	8%

2012

EPP revenue increased $3,008,000 or 4% between years. Revenue increased due to a combination of growth in processing volumes, selective fee increases, both card association and third-party processor cost increases passed through to merchants (other than debit card transactions) and additions to services provided to our merchants. Processing volumes were favorably impacted by an increase of 3% in the average number of processing merchants under contract between periods. In addition, growth in revenue between periods increased due to an increase of approximately 7% in the average monthly processing volume per merchant, due in part to the addition of several larger volume processing merchants as well as year-over-year growth in processing volumes from existing merchants. The overall increase in revenue between years was adversely impacted by approximately 6% due to the effect of lower pass-through pricing on debit card transactions due to government mandated limits on underlying interchange costs for such transactions, as well as the overall pricing mix of merchant sales volumes realized between periods.

Electronic payment processing costs (“EPP costs”) increased $2,795,000 or 4% between years. The increase in EPP costs includes a provision for charge-back losses of $1,271,000 and $244,000 in 2012 and 2011, respectively, related to a group of merchants affiliated with one of its independent sales agents. Subsequent to December 31, 2012, significant cardholder transaction charge-backs in excess of related cash reserves held at one of the Company’s sponsor banks were noted to have occurred for the particular agent’s group of merchants. As a result of the exhaustion of such related cash reserves and the likelihood of additional charge-backs continuing in 2013 relating to such merchants, management concluded that based on an analysis of past processing activity of such merchants (who are no longer processing with the Company) that an additional provision for charge-back losses was required as of December 31, 2012. As discussed more fully in Note 26, this loss was the result of violations of credit policy by a senior member of management in the EPP division. The activities and decisions of this manager lead to the $1,271,000 and $244,000 charge-back provision in 2012 and 2011, respectively, for chargebacks incurred by a group of merchants unilaterally approved by the senior manager. The overall increase in EPP costs between years was also affected by lower interchange costs on debit card transactions. Beginning in the fourth quarter of 2011, the EPP segment began experiencing lower EPP costs as interchange costs on debit card transactions were reduced for interchange plus priced merchants, as well as others. Processing revenues less electronic payment processing costs (“margin”) decreased from 15.9% in 2011 to 15.6% in 2012. The decrease in margin due to the $1,271,000 provision for charge-backs was 1.5%. The negative impact on the margin percentage of the additional charge-back loss provision was partially offset by the impact on revenues and EPP costs of the debit card pricing and interchange cost changes also noted above, net of higher residual payments to sales agents which increased $2,889,000 or 38% between years, as well as changes in the mix of merchant sales volumes processed. Overall, the decrease in margin dollars was $213,000 between years.

Excluding electronic payment processing costs, other costs decreased $676,000 or 10% between years. Depreciation and amortization decreased $676,000 between periods as the result of previously acquired portfolio intangible assets becoming fully amortized between periods. During 2012, office relocation costs of approximately $50,000 were incurred. Payroll related costs decreased $4,000 as a decline in average headcount of 2% between years was substantially offset by increased costs related to payroll taxes and employee benefits. Professional fees increased $53,000 due to several new consulting arrangements entered into during 2012 which were partially offset by lower audit fees between years.

Income before income taxes increased $884,000 to $7,041,000 in 2012 from $6,157,000 in 2011. The increase in income before income taxes was principally due to the decrease in depreciation and amortization cost of $676,000 between years and was partially offset by the decrease in the margin (operating revenues less electronic payment processing costs) of $213,000 due to the reasons noted above.

2011- Restated

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

Electronic payment processing costs increased $1,211,000, including $244,000 for merchant charge-back losses, or 2% between years. Electronic payment processing costs resulting from acquired portfolios had the overall effect of decreasing such costs by less than 1% between years. Electronic payment processing costs associated with non-acquired business had the effect of increasing electronic payment processing costs by less than 2% between years. Beginning in the fourth quarter of 2011, the EPP segment began experiencing lower EPP costs as interchange costs on debit card transactions were reduced for interchange plus priced merchants as well as others. Processing revenues less electronic payment processing costs (“margin”) increased from 15.7% in 2010 to 15.9% in 2011. The effect of a lower margin from acquired portfolios decreased the gross margin percentage by 0.3%. The introduction of new, higher margin products and services in both 2010 and 2011 and the impact on revenues and EPP costs as a result of the debit card pricing and interchange cost changes noted above, more than offset the impact in 2011 of lower margins realized due to a change in the mix of merchants and their related transaction processing activity between years. The increase in margin dollars was $344,000 between years.

Excluding electronic payment processing costs, other costs decreased $134,000 or 2% between years. Depreciation and amortization decreased $213,000 between periods as the result of previously acquired portfolio intangible assets becoming fully amortized between periods. Remaining costs increased $79,000 as an increase in marketing related costs of $169,000 was partially offset by cost reductions in salaries and wages and professional fees between years. Marketing expense increased in conjunction with the launch of NEWTEK® The Small Business Authority, a new marketing campaign initiated by the Company beginning in January 2011.

Income before income taxes increased $473,000 to $6,157,000 in 2011 from $5,684,000 in 2010. The increase in income before income taxes was due to the increase in the dollar margin of operating revenues less electronic payment processing costs of $344,000 due to the reasons noted above and the decrease in other expenses between years.

Electronic Payment Processing Segment Restated Quarterly Periods of Fiscal Year 2012

Three Months Ended September 30, 2012 (Restated) and 2011

	Three months ended September 30:
(In thousands):	2012 Restated	2011	$ Change	% Change
Revenue:
Electronic payment processing	$21,686	$20,703	$983	5%
Interest income	1	4	(3)	(75)%

Total revenue	21,687	20,707	980	5%

Expenses:
Electronic payment processing costs	18,356	17,760	596	3%
Salaries and benefits	1,099	975	124	13%
Professional fees	79	55	24	44%
Depreciation and amortization	171	379	(208)	(55)%
Insurance expense – related party	48	—	48	100%
Other general and administrative costs	192	298	(106)	(36)%

Total expenses	19,945	19,467	478	2%

Income before income taxes	$1,742	$1,240	$502	40%

Electronic payment processing (“EPP”) revenue increased $983,000 or 5% between years. Revenue increased due to a combination of growth in processing volumes, selective fee increases, both card association and third-party processor cost increases passed through to merchants (other than debit card transactions) and additions to services provided to our merchants. Processing volumes were favorably impacted by an increase of 3% in the average number of processing merchants under contract between periods. In addition, growth in revenue between periods increased due to an increase of approximately 8% in the average monthly processing volume per merchant, due in part to the addition of several larger volume processing merchants as well as year-over-year growth in processing volumes from existing merchants. Although total revenue increased between years, 2012 revenue was negatively impacted by approximately 6% due to the effect of lower pass-through pricing on debit card transactions due to government mandated limits on underlying interchange costs for such transactions, as well as the overall pricing mix of merchant sales volumes realized between periods.

Electronic payment processing costs increased $596,000 or 3% between years. Processing revenues less electronic payment processing costs (“margin”) increased from 14.2% in 2011 to 15.4% in 2012. Beginning in the fourth quarter of 2011, the EPP segment began experiencing lower EPP costs as interchange costs on debit card transactions were reduced for interchange plus priced merchants, as well as others; however, the segment had an increase in EPP costs related to the following:

(1)	Provision for charge-back losses of $275,000 recognized during the three months ended September 30, 2012 related to a group of merchants under one independent sales agent;

(2)	Higher residual payments to sales agents which increased $1,036,000 or 63% between years per their agreements as a result of the pricing and cost changes noted above as well as increases in the mix of merchant sales volumes processed related to such sales agents.

The above increases in EPP costs were offset by the following:

(1)	an increase in margin attributable to the introduction of new, higher margin products and services during 2011;

(2)	the impact on revenues and EPP costs as a result of the debit card pricing and interchange cost changes noted above.

Overall, the increase in margin dollars was $387,000 between years.

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

Income before income taxes increased $502,000 to $1,742,000 in 2012 from $1,240,000 in 2011. The increase in income before income taxes was principally due to the increase in the margin (operating revenues less electronic payment processing costs) of $387,000 due to the reasons noted above and the decrease in depreciation and amortization cost of $208,000 between years.

Nine months Ended September 30, 2012 (Restated) and 2011

	Nine months ended September 30:
(In thousands):	2012 (Restated)	2011	$ Change	% Change
Revenue:
Electronic payment processing	$63,674	$61,504	$2,170	4%
Interest income	4	8	(4)	(50)%

Total revenue	63,678	61,512	2,166	4%

Expenses:
Electronic payment processing costs	53,542	52,483	1,059	2%
Salaries and benefits	3,186	3,027	159	5%
Professional fees	198	174	24	14%
Depreciation and amortization	581	1,140	(559)	(49)%
Insurance expense – related party	48	—	48	100%
Other general and administrative costs	867	900	(33)	(4)%

Total expenses	58,422	57,724	698	1%

Income before income taxes	$5,256	$3,788	$1,468	39%

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

Electronic payment processing costs increased $1,059,000 or 2% between years. Processing revenues less electronic payment processing costs (“margin”) increased from 14.7% in 2011 to 15.9% in 2012. Beginning in the fourth quarter of 2011, the EPP segment began experiencing lower EPP costs as interchange costs on debit card transactions were reduced for interchange plus priced merchants, as well as others; however, the segment had an increase in EPP costs related to the following:

(1)	Provision for charge-back losses of $732,000 recognized during the nine months ended September 30, 2012 related to a group of merchants under one independent sales agent;

(2)	Higher residual payments to sales agents which increased $2,848,000 or 56% between years per their agreements as a result of the pricing and cost changes noted above as well as increases in the mix of merchant sales volumes processed related to such sales agents.

The above increases in EPP costs were offset by the following:

(1)	an increase in margin attributable to the introduction of new, higher margin products and services during 2011;

(2)	the impact on revenues and EPP costs as a result of the debit card pricing and interchange cost changes noted above.

Overall, the increase in margin dollars was $1,111,000 between years.

Excluding electronic payment processing costs, other costs decreased $361,000 or 7% between years. Depreciation and amortization decreased $559,000 between periods as the result of previously acquired portfolio intangible assets becoming fully amortized between periods. Remaining costs increased $198,000 or 5% between years. During 2012, office relocation costs of approximately $50,000 were incurred. Other payroll related costs increased $159,000. Marketing and advertising costs decreased $56,000 while all other costs increased $45,000 including $24,000 in professional fees principally related to servicing previously acquired portfolios.

Income before income taxes increased $1,468,000 to $5,256,000 in 2012 from $3,788,000 in 2011. The increase in income before income taxes was principally due to the increase in the margin (operating revenues less electronic payment processing costs) of $1,111,000 due to the reasons noted above and the decrease in depreciation and amortization cost of $559,000 between years.

Three Months Ended June 30, 2012 (Restated) and 2011

	Three months ended June 30:
(In thousands):	2012 (Restated)	2011	$ Change	% Change
Revenue:
Electronic payment processing	$21,371	$20,714	$657	3%
Interest income	2	3	(1)	(33)%

Total revenue	21,373	20,717	656	3%

Expenses:
Electronic payment processing costs	17,833	17,628	205	1%
Salaries and benefits	1,022	988	34	3%
Professional fees	56	61	(5)	(8)%
Depreciation and amortization	169	380	(211)	(56)%
Other general and administrative costs	373	316	57	18%

Total expenses	19,453	19,373	80	—%

Income before income taxes	$1,920	$1,344	$576	43%

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

Electronic payment processing costs increased $205,000 or 1% between years. Beginning in the fourth quarter of 2011, the EPP segment began experiencing lower EPP costs as interchange costs on debit card transactions were reduced for interchange plus priced merchants as well as others. Processing revenues less electronic payment processing costs (“margin”) increased from 14.9% in 2011 to 16.6% in 2012. The increase in margin is due to the impact on revenues and EPP costs resulting from the debit card pricing and interchange cost changes noted above net of higher residual payments to sales agents which increased $882,000 or 51% between years as well as changes in the mix of merchant sales volumes processed. Overall, the increase in margin dollars was $452,000 between years.

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

Income before income taxes increased $576,000 to $1,920,000 in 2012 from $1,344,000 in 2011. The increase in income before income taxes was due to the increase in the dollar margin of operating revenues less electronic payment processing costs of $452,000 due to the reasons noted above and the decrease in depreciation and amortization cost between years.

Six Months Ended June 30, 2012 (Restated) and 2011

	Six months ended June 30:
(In thousands):	2012 (Restated)	2011	$ Change	% Change
Revenue:
Electronic payment processing	$41,988	$40,801	$1,187	3%
Interest income	3	4	(1)	(25)%

Total revenue	41,991	40,805	1,186	3%

Expenses:
Electronic payment processing costs	35,186	34,722	464	1%
Salaries and benefits	2,087	2,052	35	2%
Professional fees	120	119	1	1%
Depreciation and amortization	410	762	(352)	(46)%
Other general and administrative costs	674	603	71	12%

Total expenses	38,477	38,258	219	1%

Income before income taxes	$3,514	$2,547	$967	38%

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

Electronic payment processing costs increased by $464,000 between years. Processing revenues less electronic payment processing costs (“margin”) increased from 14.9% in 2011 to 16.2% in 2012. Beginning in the fourth quarter of 2011, the EPP segment began experiencing lower EPP costs as interchange costs on debit card transactions were reduced for interchange plus priced merchants, as well as others; however, the segment had an increase in EPP costs related to the following:

(1)	Provision for charge-back losses of $456,000 recognized during the six months ended June 30, 2012 related to a group of merchants under one independent sales agent;

(2)	Higher residual payments to sales agents which increased $1,812,000 or 52% between years per their agreements as a result of the pricing and cost changes noted above as well as increases in the mix of merchant sales volumes processed related to such sales agents.

The above increases in EPP costs were offset by the following:

(1)	an increase in margin attributable to the introduction of new, higher margin products and services during 2011;

(2)	the impact on revenues and EPP costs as a result of the debit card pricing and interchange cost changes noted above.

Overall, the increase in margin dollars was $723,000 between years.

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

Income before income taxes increased $967,000 to $3,514,000 in 2012 from $2,547,000 in 2011. The increase in income before income taxes was due to the increase in the dollar margin of operating revenues less electronic payment processing costs of $723,000 due to the reasons noted above and the decrease in depreciation and amortization cost between years.

Three Months Ended March 31, 2012 (Restated) and 2011

	Three months ended March 31:
(In thousands):	2012 (Restated)	2011	$ Change	% Change
Revenue:
Electronic payment processing	$20,617	$20,087	$530	3%
Interest income	1	2	(1)	(50)%

Total revenue	20,618	20,089	529	3%

Expenses:
Electronic payment processing costs	17,353	17,094	259	2%
Salaries and benefits	1,065	1,065	—	—%
Professional fees	64	59	5	8%
Depreciation and amortization	241	381	(140)	(37)%
Other general and administrative costs	301	286	15	5%

Total expenses	19,024	18,885	139	1%

Income before income taxes	$1,594	$1,204	$390	32%

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

Electronic payment processing costs increased $259,000 or 2% between years. Processing revenues less electronic payment processing costs (“margin”) increased from 14.9% in 2011 to 15.8% in 2012. Beginning in the fourth quarter of 2011, the EPP segment began experiencing lower EPP costs as interchange costs on debit card transactions were reduced for interchange plus priced merchants, as well as others; however, the segment had an increase in EPP costs related to the following:

(1)	Provision for charge-back losses of $472,000 recognized during the three months ended March 31, 2012 related to a group of merchants under one independent sales agent;

(2)	Higher residual payments to sales agents which increased $930,000 or 54% between years per their agreements as a result of the pricing and cost changes noted above as well as increases in the mix of merchant sales volumes processed related to such sales agents.

The above increases in EPP costs were offset by the following:

(1)	an increase in margin attributable to the introduction of new, higher margin products and services during 2011;

(2)	the impact on revenues and EPP costs as a result of the debit card pricing and interchange cost changes noted above.

Overall, the increase in margin dollars was $271,000 between years.

Excluding electronic payment processing costs, other costs decreased $120,000 or 7% between years. Depreciation and amortization decreased $140,000 between periods as the result of previously acquired portfolio intangible assets becoming fully amortized between periods. Remaining costs increased only $20,000 or 1% between years.

Income before income taxes increased $390,000 to $1,594,000 in 2012 from $1,204,000 in 2011. The increase in income before income taxes was due to the increase in the dollar margin of operating revenues less electronic payment processing costs of $271,000 due to the reasons noted above and the decrease in other depreciation and amortizations cost between years.

Managed Technology Solutions

				% Change
(In thousands):	2012	2011	2010	2012	2011
Revenue:
Web hosting and design	$18,211	$19,183	$19,164	(5%)	0%
Interest income	—	1	4	(100%)	(75%)

Total revenue	18,211	19,184	19,168	(5%)	0%

Expenses:
Salaries and benefits	5,216	4,755	4,910	10%	(3%)
Interest	80	104	107	(23%)	(3%)
Professional fees	465	692	551	(33%)	26%
Depreciation and amortization	1,214	1,387	1,828	(13%)	(24%)
Insurance expense – related party	17	4	27	325%	(85)%
Other general and administrative costs	6,965	7,405	7,042	(6%)	5%

Total expenses	13,957	14,347	14,465	(3%)	(1%)

Income before income taxes	$4,254	$4,837	$4,703	(12%)	3%

2012

Revenue is derived primarily from recurring fees from hosting websites, including monthly contracts for shared hosting, dedicated servers and cloud instances (the “plans”). In addition, less than 2% of revenues are derived from contracted services to design web sites. Revenue between years decreased $973,000, or 5%, to $18,211,000 in 2012. The decrease in revenues included a decrease in web hosting revenue of $750,000 and web design revenues of $223,000 between years. The decrease in web hosting revenue is the result of a decrease in the average monthly number of total plans by 5,631 or 10% between years to 50,720 plans in 2012 from 56,351 plans in 2011. Partially offsetting the decrease in web hosting revenue resulting from the decline in plans was an increase in the average monthly revenue per plan of 5% to $29.92 in 2012 from $28.37 in 2011. The increase in the average revenue per plan reflects a growth in cloud instances and customers purchasing higher cost plans including additional options and services. The average number of cloud instances increased by 267 to an average of 634 from 367 in 2011 reflecting the Company’s introduction of a customer scalable cloud offering in 2011. The decrease in the average total plans occurred in the shared and dedicated segments. The average monthly number of dedicated server plans in 2012, which generate a higher monthly fee versus shared hosting plans, decreased by 355 between years, or 19%, to an average of 1,485 from an average of 1,840 in 2011. The average monthly number of shared hosting plans in 2012 decreased by 5,542, or 10%, to an average of 48,601 from 54,143 in 2011. Competition from other web hosting providers as well as alternative website services continues to have a negative effect on web hosting plan count and revenue growth.

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

Total expenses of $13,957,000 in 2012 declined 3% from $14,347,000 in 2011. Salaries and benefits increased $461,000 or 10% between years to $5,216,000. The growth in salaries and benefits is principally due to adding additional staffing in customer service areas and executive management as well as wage rate increases between periods. Depreciation and amortization cost decreased $173,000 between years to $1,214,000 due to reduced capital expenditures in recent years as a result of lower replacement costs for new equipment overall, more efficient use of existing equipment within the data center for shared and dedicated plans and the utilization of cloud architecture to more efficiently provide services to customers. The decrease of $227,000 in professional fees was primarily due to a decrease in web design development costs as a result of a decrease in web design revenues between years. In addition, professional fees also decreased due to the timing of the incurrence of security assurance services between years. Other general and administrative costs decreased $440,000 or 6% between years. Included in other expenses in 2011 was an expense of $190,000 resulting from the resolution of a licensing dispute. Excluding the one-time settlement in 2011, other expense decreased $250,000 between years. Increases in domain costs of $50,000 and hardware maintenance and support of $121,000, principally due to the restructuring of previous contracts in those areas, were more than offset by a reduction in bad debt expense of $184,000 due to lower revenues in 2012 and improved collection efforts between years. In addition, lease expense and utility costs decreased by $237,000 between years due a new lease resulting from moving to a new management office location in 2012 and lower data center utility costs.

Income before income taxes decreased 12% or $583,000 to $4,254,000 in 2012 from $4,837,000 in 2011. The decrease in profitability is principally due to a decline in web hosting revenue between years as increases in revenue per site have not offset an overall decline in revenue due to site attrition and, additionally, such decline in revenue has only been partially offset by cost reductions (including the impact of a $190,000 licensing settlement cost in 2011).

2011

Revenue is derived primarily from recurring fees from hosting websites, including monthly contracts for shared hosting, dedicated servers, and cloud instances (the “plans”). In addition, revenues are derived from contracted services to design web sites. Revenue between years increased $19,000, or less than 1%, to $19,183,000 in 2011. The increase in revenues included an increase in web design revenues of $177,000 to $532,000 in 2011and offset by a decrease in web hosting revenue of $158,000. The decrease in web hosting revenue is the result of a decrease in the average monthly number of total plans by 4,575 or 8% between years to 56,351 plans in 2011 from 60,926 plans in 2010. Partially offsetting the decrease in web hosting revenue resulting from the decline in such plans was an increase in the average revenue per plan of 7% to $330.98 from $308.73. The increase in the average revenue per plan reflects a growth in cloud instances and customers purchasing higher-cost plans including additional options and services. The average number of cloud instances increased by 174, or 90%, to an average of 367 from 193 for 2010 reflecting the Company’s introduction of a customer scalable cloud offering in 2011. The decrease in the average total plans is mainly reflected in the shared and dedicated segments. The average monthly number of dedicated server plans for 2011, which generate a higher monthly fee versus shared hosting plans, decreased by 306 between periods, or 14%, to an average of 1,840 from an average of 2,146 for 2010. The average monthly number of shared hosting plans for 2011 decreased by 4,444, or 8%, to an average of 54,143 from 58,587 for 2011. Competition from other web hosting providers as well as alternative website services continues to have a negative effect on web hosting plan count and revenue growth.

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

Total expenses decreased by 1% or $118,000 in 2011 compared to 2010. The decrease in total expenses includes a decrease in salaries and benefits between years of $155,000 and a $441,000 decrease in depreciation and amortization due to reduced capital expenditures in recent years as a result of lower replacement costs for new equipment overall, more efficient use of existing equipment within the data center for shared and dedicated plans and the utilization of cloud architecture to more efficiently provide services to customers. The $155,000 decrease in salaries and benefits was principally due to an increase in capitalized wages for internally used software of $53,000 and an additional amount charged to other Newtek segments ($114,000) between years which is reflected as a reduction of salaries and wages for segment reporting purposes. The increase of $141,000 in professional fees was primarily due to an increase in audit fees for a SOC 1 engagement and an increase in web design costs in direct connection with the additional service offering to customers for custom website development. The $363,000 increase in other general and administrative costs is primarily due to a one-time expense of $190,000 as a result of the resolution of a licensing dispute and an increase of $136,000 in marketing expense. Marketing expense increased in conjunction with the launch of NEWTEK® The Small Business Authority, a new marketing campaign initiated by the Company in January 2011.

Income before income taxes increased 3% or $134,000 to $4,837,000 for 2011 from $4,703,000 for 2010. The improvement in profitability resulted primarily from the decrease in salaries and benefits and depreciation and amortization.

Small Business Finance

				% Change
(In thousands):	2012	2011	2010	2012	2011
Revenue:
Premium on loan sales	$12,367	$12,468	$2,428	(1)%	414%
Servicing fee	6,861	3,098	2,564	121%	21%
Interest income	3,370	2,545	1,747	32%	46%
Management fees – related party	293	585	585	(50)%	—%
Other income	2,517	2,329	2,047	8%	14%

Total revenue	25,408	21,025	9,371	21%	124%

Net change in fair value of:
SBA loans transferred, subject to premium recourse	—	(3,366)	3,366	(100)%	(200)%
SBA loans held for sale	(163)	265	413	(162)%	(36)%
SBA loans held for investment	(851)	(2,392)	(285)	(64)%	739%
Warrants	(111)	—	—	(100)%	—%

Total net change in fair value	(1,125)	(5,493)	3,494	80%	(257)%

Expenses:
Salaries and benefits	6,124	4,689	3,620	31%	30%
Interest	3,836	2,030	1,916	89%	6%
Management fees – related party	—	—	460	0%	(100)%
Professional fees	700	474	450	48%	5%
Depreciation and amortization	919	893	790	3%	13%
Provision for loan loss	805	751	1,849	7%	(59)%
Insurance expense-related party	20	—	—	(100)%	—%
Other general and administrative costs	3,785	2,560	1,735	48%	48%

Total expenses	16,189	11,397	10,820	42%	5%

Income before income taxes	$8,094	$4,135	$2,045	96%	102%

Business Overview

The Small business finance segment is comprised of NSBF which is a non-bank SBA lender that originates, sells and services loans for its own portfolio as well as portfolios of other institutions, and NBC which provides accounts receivable financing and billing services to business. Revenue is derived primarily from premium income generated by the sale of the guaranteed portions of SBA loans, interest income on SBA loans held for investment and held for sale, servicing fee income on the guaranteed portions of SBA loans sold, servicing income for loans originated by other lenders for which NSBF is the servicer, and financing and billing services, classified as other income above, provided by NBC. Most SBA loans originated by NSBF charge an interest rate equal to the Prime rate plus an additional percentage amount; the interest rate resets to the current Prime rate on a monthly or quarterly basis, which will result in changes to the amount of interest accrued for that month and going forward and a re-amortization of a loan’s payment amount until maturity.

Accounting Policy

On October 1, 2010, the Company elected to utilize the fair value option for SBA 7(a) loans funded on or after that date. For these fair value loans, premium on loan sales equals the cash premium and servicing asset paid by the purchaser in the secondary market, the discount created on the unguaranteed portion from the sale which formerly reduced premium income is now included in the fair value line item, and, by not capitalizing various transaction expenses, the salaries and benefits and loan processing expense lines portray a value closer to the cash cost to operate the lending business. The fair value measurement, currently recorded as a 7.5% upfront discount of the unguaranteed principal balance of SBA loans held for investment, is based upon internal quantitative data on our portfolio with respect to historical default rates and future expected losses as well as the investor price paid for the senior interest in our unguaranteed loans with respect to the 2013 securitized transaction, and adjusted for the estimated servicing and interest income to be retained by the trust over an estimated repayment term of three years. This was further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries. Should the performance of the underlying loans to the senior notes change, this could impact the assumptions used in the estimated repayment term as well as the estimated default rate and thus result in a higher or lower discount rate taken in the future; management reviews these assumptions regularly. If a loan measured at fair value is subsequently impaired, then the fair value of the loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. The significant unobservable inputs used in the fair value measurement of the impaired loans involve management’s judgment in the use of market data and third party estimates regarding collateral values. Such estimates are further discounted by 20%—80% to reflect the cost of liquidating the various assets under collateral. Any subsequent increases or decreases in any of the inputs would result in a corresponding decrease or increase in the reserve for loan loss or fair value of SBA loans, depending on whether the loan was originated prior or subsequent to October 1, 2010. Because the loans bear interest at a variable rate, NSBF does not have to factor in interest rate risk.

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

Small Business Finance Summary

	For the Year ended December 31,
	2012		2011		2010
(In thousands):	# Loans	$ Amount	# Loans	$ Amount	# Loans	$ Amount
Loans sold/transferred during the period	105	84,743	102	73,871	101	57,517
Loans originated during the period	104	107,425	102	97,129	106	65,655
Loans that achieved sale status, originated in prior period	—	—	47	30,783	—	—
Premium income recognized (1)	—	$12,367		$12,468	—	$2,428

Average sale price as a percent of principal balance (2)		114.16%		111.35%		110.33%

(1)	Of the total premium recognized for the year ended December 31, 2011, $3,196,000 was from previously originated loans that achieved sale status as a result of the warranty period expiring.
(2)	Premiums greater than 110.00% must be split 50/50 with the SBA.

For the year ended December 31, 2012, the Company recognized $12,367,000 of premium income from 105 loans sold aggregating $84,743,000. During 2011, the Company recognized $9,272,000 of premium income from 102 loans sold totaling $73,871,000 not subject to the premium warranty, and 47 loans aggregating $30,783,000 previously subject to the premium warranty that achieved sale status during 2011. The decrease in premium income for the year ended December 31, 2012 as compared with the prior period was due entirely to the reversal of the fair value adjustment of $3,196,000 associated with SBA loans transferred, subject to premium recourse, which increased premium income for the same amount for the year ended December 31, 2011. Sale prices on guaranteed loan sales averaged 114.16% for the twelve months ended December 31, 2012 compared with 111.35% for the twelve months ended December 31, 2011.

Servicing Portfolios and related Servicing fee income

	Year ended December 31,			% Change
(In thousands):	2012	2011	2010	2012	2011
Total NSBF originated servicing portfolio (1)	$351,736	$286,113	$218,223	23%	31%
Third party servicing portfolio	176,988	136,971	73,886	29%	85%

Aggregate servicing portfolio	$528,724	$423,084	$292,109	25%	45%

Total servicing income earned NSBF portfolio	$2,298	$1,635	$1,784	41%	(8)%
Total servicing income earned external portfolio	$4,564	$1,466	$784	211%	87%
Total servicing income earned	$6,862	$3,101	$2,568	121%	21%

(1)	Of this amount, the total average NSBF originated portfolio earning servicing income was $238,590,000, $192,126,000 and $159,873,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

The $3,761,000 improvement in total servicing income was attributable primarily to third party loan servicing, which increased by $3,098,000 for the year ended December 31, 2012 compared to the year ended December 31, 2011. The twelve month average third party servicing portfolio increased from $96,398,000 to $200,737,000 for the 2011 and 2012 annual periods, respectively. In addition, servicing fees received from the SBA on repurchased loans increased by $154,000 and the remaining increase of $512,000 was attributable to the expansion of the NSBF portfolio, in which we earn servicing income, which increased from an average of $192,126,000 for the twelve month period ended December 31, 2011 to an average of $238,590,000 for the same twelve month period in 2012. This increase was the direct result of increased loan originations throughout 2011 and 2012.

Interest income increased by $825,000 for the year ended December 31, 2012 as compared to 2011. This increase was attributable to an additional $1,169,000 of interest income as a result of the average outstanding performing portfolio of SBA loans held for investment increasing to $48,512,000 from $29,649,000 for the years ended December 31, 2012 and 2011, respectively. Results for 2011 included $344,000 in interest earned from SBA loans transferred, subject to recourse; all transferred loans achieved sales status as of December 31, 2011.

Other income increased by $188,000 primarily due to a $277,000 increase in revenues at NBC. Fees earned on receivable advances increased by $118,000 which was attributable to an increase in the average of financed receivables from $4,937,000 in 2011, to $6,025,000 in 2012. Annual fees, due diligence fees and under minimum fees increased by an aggregate of $237,000 year over year, while commissions, late fees and billing service revenue, along with other miscellaneous fees decreased by an aggregate of $78,000 year over year. Increases in other income attributable to NBC was offset by an $86,000 reduction in other income at NSBF attributable to recognizing fewer expense recoveries and packaging fees.

The increase in the net change in fair value associated with SBA loans transferred, subject to premium recourse, is the direct result of all previously transferred loans having achieved sale status during 2011 as well as the SBA removing the warranty provision allowing the Company to recognize premium income on the date of sale. During the year ended December 31, 2011, as a result of the expiration of the premium warranty, all previously transferred loans were recognized as sales, thereby reducing the corresponding fair value adjustment by $3,366,000. The change in fair value associated with SBA loans held for sale is related to the total amount of loans converted from partially funded to fully funded status during a given period. The decrease in the change in fair value on SBA loans held for investment is a result of reducing the upfront discount recognized on unguaranteed loans, from 11% to 9.5% during the first quarter of 2012 and further reduced to 7.5% at December 31, 2012. This reduction was determined based upon internal quantitative data on our portfolio with respect to historical default rates and future expected losses as well as the investor price paid for the senior interest in our unguaranteed loans with respect to our two securitized transactions, adjusted for the estimated servicing and interest income retained by the trust over an estimated repayment term of three years and further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries. During the year ended December 31, 2012, loans originated and held for investment aggregated $24,076,000 resulting in a corresponding fair value loss of $851,000, representing an improvement of $1,542,000 over 2011. In connection with the Summit financing transaction which closed in April 2012, the Company recorded a fair value loss of $111,000 for the twelve months ended December 31, 2012 to reflect the fair value of warrants issued as part of the transaction. The warrants have since been replaced to remove the anti-dilutive provision which reflected management’s and Summit’s original intent regarding the nature of the warrants, and as such will no longer be marked to market.

Salaries and benefits increased by $1,435,000 primarily due to increases in salaries, bonus accrual, as well as the addition of staff in the originating, servicing and liquidation departments for both internal and external loan portfolios. Combined headcount increased by 22% from an average of 51 employees for the year ended December 31, 2011, to an average of 62 for the year ended December 31, 2012.

Interest expense increased by $1,806,000 for the year ended December 31, 2012 compared with the same period in 2011, due primarily to $1,422,000 of interest expense associated with the Summit financing transaction which closed in April 2012. While the Summit financing was transacted with the parent company, these funds were provided to and utilized by NSBF; as a result, the corresponding expense has been recorded in the lending segment. The $1,422,000 includes interest, payment-in-kind interest, discount on the valuation of the warrant and amortization of deferred financing costs. Additionally, NSBF experienced an increase in interest expense of $624,000 in connection with the closing of the second securitization transaction in December 2011 and an additional $56,000 increase related to the Capital One line of credit which increased from an average outstanding balance of $7,654,000 for the year ended December 31, 2011 to $10,674,000 for the same period in 2012. NBC experienced an increase in interest expense of $55,000 under the Sterling credit facility due to increased borrowings under the Sterling credit facility as a result of an increasing portfolio. Other interest expense paid to third party increase by $20,000. These increases were offset by a reduction of $344,000 attributable to the liability for SBA loans transferred, subject to premium recourse, which was reduced to zero in 2011 and a decrease of interest expense at NBC by $27,000 due to the write off of the remaining deferred financing cost under the Wells Fargo line in 2011.

Professional fees for the year ended December 31, 2012 increased by $226,000 when compared with the year ended December 31, 2011 primarily due to an increase in consulting fees associated with third party servicing, due diligence fees, search fees and fees associated with the trustee for the loan portfolio securitization.

Loan Loss Reserves and Fair Value Discount

	Year ended December 31:			% Change
(In thousands):	2012	2011	2010	2012	2011
Total reserves and discount, beginning of year	$5,566	$3,844	$3,985	45%	(4)%
Provision for loan loss	805	751	1,849	7%	(59)%
Discount, loans held for investment at fair value (1)	851	2,393	285	(64)%	740%
Charge offs (net of recoveries)	(1,130)	(1,422)	(2,275)	(21)%	(37)%

Total reserves and discount, end of year	$6,092	$5,566	$3,844	9%	45%

Gross portfolio balance, end of year	$64,609	$47,030	$31,760	37%	48%
Total impaired nonaccrual loans, end of year	$6,757	$6,766	$7,990	—%	(15)%

(1)	The upfront discount taken on unguaranteed loans was reduced from 11% to 9.5% during the first quarter of 2012 and further reduced to 7.5% at December 31, 2012 based upon internal quantitative data on our portfolio with respect to historical default rates and future expected losses. The Company also utilized the investor price paid for the senior interest in our unguaranteed loans with respect to the 2013 securitized transaction, adjusted for the estimated servicing and interest income to be retained by the trust over an estimated repayment term of three years. This was further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries.

The combined provision for loan loss and net change in fair value decreased from $3,144,000 for the year ended December 31, 2011 to $1,656,000 for year ended December 31, 2012, a net decrease of $1,488,000 period over period. The allowance for loan loss together with the cumulative adjustment related to SBA loans held for investment increased from $5,566,000 or 11.8% of the gross portfolio balance of $47,030,000 at December 31, 2011 to $6,092,000 or 9.4% of the gross portfolio balance of $64,609,000 at December 31, 2012. This decrease in reserve percentage is a result of the decrease in the upfront discount from 11% to 7.5% as well as the positive performance of the portfolio. Total impaired non-accrual loans decreased from $6,766,000 or 14.4% of the total portfolio at December 31, 2011 to $6,757,000 or 10.5% at December 31, 2012 with $2,417,000 or 35.7% and $2,189,000 or 32.4% of the allowance for loan losses being allocated against such impaired non-accrual loans, respectively. The year over year reduction in non-performing loan percentage results from an improvement in the overall economic climate, as well as a shift in the underwriting and origination of loans from start-up type businesses to existing businesses and business acquisitions. The year over year reduction in the specific reserve reflects both the relatively high level of overall collateralization on the non-performing portfolio as well as the increase in the portion of that portfolio making periodic payments pending return to performing status, reducing the need for a specific reserve at this time.

Other general and administrative costs increased by $1,225,000 due primarily to the increase in loan originating, processing and servicing costs in the amount of $397,000 as a result of the increase in loans originated and portfolios serviced and an increase of $490,000 in loan recovery costs, which includes expenses and losses associated with the sale of foreclosed properties and collateral preservation costs, as compared with the same period in 2011. Additionally, marketing costs increased by $204,000 primarily in conjunction with the launch of NEWTEK® The Small Business Authority, a new marketing campaign initiated by the Company in May 2012.

The increase of loan originations and the size of the portfolio, combined with improvements in sale pricing as well as servicing and interest, generated by the addition to and enhanced performance of the portfolio, and an increase in third party servicing, were sufficient to offset additional salaries, servicing and origination expenses. The resulting pretax income of $8,094,000 for the year ended December 31, 2012 was a 96% improvement over pretax income of $4,135,000 for the year ended December 31, 2011.

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

For the year ended December 31, 2011, the Company originated 102 loans totaling $97,129,000 and recognized $9,272,000 of premium income from 102 loans sold aggregating $73,871,000 which were not subject to the premium warranty and $3,196,000 in premium income associated with 47 loans aggregating $30,783,000 which were subject to the premium warranty and previously transferred, and achieved sale status during 2011. Because of the premium warranty in existence during 2010 that delayed sale recognition, the Company recorded premium income for the year ended December 31, 2010 for 54 of the 101, or $25,965,000 of the $57,517,000 guaranteed loans transferred, representing the $2,428,000 in premium income and a corresponding fair value gain as discussed below. Premiums on guaranteed loan sales for the twelve months averaged 111.35% with 1% servicing in 2011 compared with 110.33% with 1% servicing in 2010.

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

Other general and administrative costs increased by $825,000 due primarily to the Company recording loan related expenses based on the fair value method which requires the upfront expensing of such direct costs as well as an increase in such loan processing and servicing costs as a result of the increase in loans originated during the current year. Additionally, marketing costs increased by $194,000 primarily in conjunction with the launch of NEWTEK® The Small Business Authority, a new marketing campaign initiated by the Company in January 2011.

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

All Other

				% Change
(In thousands):	2012	2011	2010	2012	2011
Revenue:
Insurance commissions	$1,204	$1,071	$886	12%	21%
Insurance commissions – related party	153	127	180	20%	(29)%
Other income	419	627	400	(33)%	57%
Other income – related party	82	—	—	100%	0%
Interest income	2	10	61	(80)%	(84)%

Total revenue	1,860	1,835	1,527	1%	20%

Expenses:
Salaries and benefits	2,040	1,881	1,563	8%	20%
Other than temporary decline in value of Investments	—	—	510	0%	(100)%
Professional fees	253	181	174	40%	4%
Depreciation and amortization	36	80	135	(55)%	(41)%
Insurance expense – related party	9	—	—	100%	0%
Other general and administrative costs	560	427	567	31%	(25)%

Total expenses	2,898	2,569	2,949	13%	(13)%

Loss before income taxes	$(1,038)	$(734)	$(1,422)	(41)%	48%

The All other segment includes revenues and expenses primarily from Newtek Insurance Agency, LLC, Newtek Payroll Services and qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments.

2012

Total revenue increased by 1%, or $25,000 for the twelve months ended December 31, 2012 compared to the year ago period. Total insurance commissions increased by $159,000 during 2012 compared with 2011, due primarily to an increase in force placed insurance commissions, as well as an increase in related party commission revenue. The $126,000 decrease in combined other income in 2012 was due to a $337,000 gain on an investment held by an equity method investee which was sold in 2011. Partially offsetting this decrease was a $225,000 improvement in revenue by Newtek Payroll Services, which increased the number of clients from 93 in 2011 to 262 in 2012. All related party revenue, which represents insurance commissions earned on policies sold by NIA and fees charged by Newtek Payroll Services, LLC to Newtek and subsidiaries, are eliminated upon consolidation.

Salaries and benefits increased by $159,000, and other general and administrative costs increased by $133,000 during 2012 both of which were due primarily to activities related to Newtek Payroll Services (“PAY”). Average headcount increased by 30% between years, and the increase in other expense related to servicing the new clients added at PAY. The $72,000 increase in professional fees was attributable to broker commissions for insurance policies sold by NIA during 2012.

2011

Insurance commission revenue increased by $185,000, or 21%, for the year ended December 31, 2011 compared to the prior year primarily due to an increase in agency bill policies and the expansion of the force placed insurance portfolio. Related party commission revenue decreased in 2011 as compared with 2010 due to a reduction in commissions earned on the company’s group health policies. The increase in other income was primarily due to a $337,000 gain on an investment held by an equity method investee sold in 2011. Interest income decreased in 2011 as a result of a reduction in invested cash.

Salaries and benefits increased by $318,000 or 20% to $1,881,000 for 2011, as compared to $1,563,000 for 2010 primarily due to the addition of five employees in our new payroll services entity, Newtek Payroll Services. The $510,000 decrease in other than temporary decline was related primarily to a cost investment which was written-off in the prior year. Depreciation and amortization decreased $55,000, or 41%, as a result of fixed assets that had become fully depreciated. Other general administrative costs decreased by $140,000 or 25%, to $427,000 for 2011 as compared to $567,000 for 2010 due to decreases in insurance, travel and other general office expenses.

Corporate activities

				% Change
(In thousands):	2012	2011	2010	2012	2011
Revenue:
Management fees – related party	$776	$1,067	$2,217	(27)%	(52)%
Interest income	4	21	24	(81)%	(13)%
Other income	5	4	16	25%	(75)%

Total revenue	785	1,092	2,257	(28)%	(52)%

Expenses:
Salaries and benefits	4,943	5,695	5,178	(13)%	10%
Professional fees	969	1,193	1,165	(19)%	2%
Depreciation and amortization	118	163	312	(28)%	(48)%
Lease restructuring charges (amortization)	—	990	—	(100)%	100%
Insurance expense – related party	57	72	119	(21)%	(39)%
Other general and administrative costs	2,209	3,148	2,418	(30)%	30%

Total expenses	8,296	11,261	9,192	(26)%	23%

Loss before income taxes	$(7,511)	$(10,169)	$(6,935)	26%	(46)%

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

2012

Revenue is derived primarily from management fees earned from the Capcos. Related party management fee revenue declined 27% or $291,000 to $776,000 for 2012 from $1,067,000 for 2011. Related party management fees, which are eliminated upon consolidation, will continue to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not accrued.

Salaries and benefits decreased by 13% or $752,000 for the year ended December 31, 2012 as compared to the prior year due to staff reductions in accounting, finance and executive personnel. The $224,000 decline in professional fees during 2012 compared with 2011 was primarily related to a one-time payment in the prior year for costs related to securing a subtenant at the 1440 Broadway location. In addition, legal fees and accounting and audit fees also decreased in the current year. Depreciation and amortization decreased by $45,000 year over year due to fixed assets becoming fully depreciated over the twelve month period. The decrease in other general and administrative costs of $648,000 is primarily attributable to various one-time expenses incurred in 2011 including a $236,000 bad debt charge related to an uncollectible loan, a $250,000 accrual related to a contract dispute, and an accrual for commercial rent taxes. In addition, the Company continued to benefit through cost savings in connection with the corporate office relocation which occurred during the fourth quarter of 2011 including a credit to rent expense of approximately $291,000 from the reduction in the accrued lease loss for the year ended December 31, 2012. Other decreases in IT costs, travel and office expenses were offset by an increase of $33,000 in advertising and marketing expense, related to new national marketing campaigns designed to increase awareness of the Company as NEWTEK® The Small Business Authority. In sum, total expenses decreased $2,965,000, or 26%, for the year ended December 31, 2012 as compared to the prior year.

2011

Management fee revenue declined 52% or $1,150,000 to $1,067,000 for 2011, from $2,217,000 for 2010. Management fees, which are eliminated upon consolidation, will continue to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not accrued.

Total expenses increased $2,069,000, or 23%, for 2011 as compared to 2010. Salaries and benefits increased by $517,000 or 10% to $5,695,000 for 2011 as compared to $5,178,000 for 2010 due to increased salary costs primarily related to executive and employee stock compensation of approximately $269,000 in 2011 versus $57,000 in 2010, and $276,000 of severance pay related to the departure of an executive officer recognized in 2011. As described in Note 20, the lease restructuring charges of $990,000 in 2011 represents the accrued loss recognized on the present value of the amount by which the rent and other direct costs paid by the Company to the landlord exceeds any rent paid to the Company by its tenant under the new sublease over the remainder of the lease term, which expires in October 2015. As a result of the relocation and sublease, the Company anticipates reduced rent expense in the future. Other general and administrative costs increased $730,000 or 30% to $3,148,000 for 2011 from 2010 due to several factors. The Company had an increase of $496,000 in marketing relating to the launch of NEWTEK® The Small Business Authority and the WABC radio advertising campaign, experienced a $236,000 bad debt charge related to an uncollectible loan, as well as a $250,000 accrual related to a contract dispute and $86,000 in stock compensation to the Board of Directors. These increased in expenses were partially offset by $330,000 of decreases in telephone, computer, travel and other expenses.

Capco

As described in Note 3 to the consolidated financial statements, effective January 1, 2008, the Company adopted fair value accounting for its financial assets and financial liabilities concurrent with its election of the fair value option for substantially all credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance. These are the financial assets and liabilities associated with the Company’s Capco notes that are reported within the Company’s Capco segment. The tables below reflect the effects of the adoption of fair value measurement on the income and expense items (income from tax credits, interest expense and insurance expense) related to the revalued financial assets and liability for the years ended December 31, 2012, 2011 and 2010. In addition, the net change to the revalued financial assets and liability for the years ended December 31, 2012 and 2011 is reported in the line “Net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash” on the consolidated statements of income.

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

				% Change
(In thousands):	2012	2011	2010	2012	2011
Revenue:
Income from tax credits	$522	$1,390	$2,380	(62)%	(42)%
Interest income	40	42	51	(5)%	(18)%
Other income	121	65	11	86%	491%

Total revenue	683	1,497	2,442	(54)%	(39)%

Net change in fair value of:
Credits in lieu of cash and Notes payable in credits in lieu of cash	3	(131)	38	(102)%	(445)%

Expenses:
Interest expense	567	1,282	2,452	(56)%	(48)%
Management fees – related party	1,069	1,653	2,342	(35)%	(29)%
Professional fees	293	438	498	(33)%	(12)%
Other general and administrative costs	158	190	386	(17)%	(51)%

Total expenses	2,087	3,563	5,678	(41)%	(37)%

Loss before income taxes	$(1,401)	$(2,197)	$(3,198)	(36)%	(31)%

2012

Revenue is derived primarily from non-cash income from tax credits. The decrease in total revenue for the year ended December 31, 2012 versus 2011 reflects the effect of the declining dollar amount of tax credits remaining in 2012 partially offset by a $100,000 gain on the sale of an investment with a zero carrying basis recognized in 2012. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods through 2016, the amount of tax credits and, therefore, the income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense. Related party management fees decreased 35%, or $584,000, to $1,069,000 for the twelve months ended December 31, 2012 from $1,653,000 for the same period ended 2011. Related party management fees, which are eliminated upon consolidation, are expected to continue to decline in the future as the Capcos mature and utilize their cash. Interest expense decreased 56%, or $715,000, from $1,282,000 to $567,000 for the year ended December 31, 2012 as a result of the declining dollar amount of tax credits payable in 2012.

Professional fees decreased by $145,000 from $438,000 to $293,000, between periods primarily due to a reduction in consulting fees related to one of our Capcos which is now decertified, and a decrease in audit fees which were lowered as a result of the reduced activity in this segment. Other expense declined as a result of a reduction of bank charges related to escrow accounts that were terminated over the course of 2012, as well as reductions in rent, filing fees and other miscellaneous expenses occurring as a result of the maturation of a number of Capcos.

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

As an alternative to holding indefinitely the portions of SBA loans remaining after sale of the guaranteed portions in the SBA supervised secondary market, the Company has undertaken to securitize these unguaranteed portions. In December 2010, the first such securitization trust established by the Company issued notes to one investor in the amount of $16,000,000 which received an S&P rating of AA. A second securitization, an amendment to the original transaction, was completed in December 2011, and resulted in an additional $14,900,000 of notes issued to the same investor. The SBA lender used the cash generated from the first transaction to retire its outstanding term loan from Capital One, N.A. and to fund a $3,000,000 account which during the first quarter of 2011 purchased unguaranteed portions originated subsequent to the securitization transaction. Similarly, the proceeds from the second securitization in 2011 were used to pay down its outstanding term loan with Capital One, N.A., and to fund a $5,000,000 account used to purchase unguaranteed portions of loans in the first quarter of 2012. While this securitization process can provide a long-term funding source for the SBA lender, there is no certainty that it can be conducted on an economic basis. In addition, the securitization mechanism itself does not provide liquidity in the short term for funding SBA loans.

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

In April 2010, the Company refinanced the existing line of credit between Capital One and NTS into a five year term loan for $2,083,000.

Through February 28, 2011, the receivables financing unit, NBC, utilized a $10,000,000 line of credit provided by Wells Fargo Bank to purchase and warehouse receivables. On February 28, 2011, NBC entered into a three year line of credit of up to $10,000,000 with Sterling National Bank which replaced the Wells Fargo line. In December 2012, an amendment was signed providing that upon the achievement of certain profitability levels, the maximum amount of the line of credit under the Agreement can be increased from $10,000,000 to $15,000,000 at a later date upon NBC’s request. The Amendment also extended the maturity date from February 28, 2014 to February 28, 2016. There is no cross collateralization between the Sterling lending facility and the Capital One term loan and credit facility; however, a default under the Capital One term loan or line of credit will create a possibility of default under the Sterling line of credit. The availability of the Sterling line of credit and the performance of the Capital One term loans are subject to compliance with certain covenants and collateral requirements as set forth in their respective agreements, as well as limited restrictions on distributions or loans to the Company by the respective debtor, none of which are material to the liquidity of the Company. At December 31, 2012, the Company and its subsidiaries were in full compliance with applicable loan covenants. The Company guarantees these loans for the subsidiaries up to the amount borrowed; in addition, the Company deposited $750,000 with Sterling to collateralize the guarantee. As of December 31, 2012, the Company’s unused sources of liquidity consisted of $217,000 available through the Sterling National Bank line of credit.

In April 2012, the Company closed a $15,000,000 credit facility with Summit comprised of a $10,000,000 term loan, which was drawn at closing, and a $5,000,000 delayed draw term loan to be made upon the satisfaction of certain conditions. The $5,000,000 second tranche of this loan will not be drawn by the Company. The funds were used primarily for general corporate purposes including the origination of SBA 7(a) loans.

Restricted cash of $8,456,000 as of December 31, 2012 is primarily held in NSBF and the Capcos. The majority, or $4,306,000 of restricted cash, is related to NSBF, and $1,933,000 has been set aside as a reserve in the event payments are insufficient to cover interest and/or principal with respect to the securitization, and $75,000 set aside for servicer and prepaid interest fees. The remaining $2,298,000 represents payments collected due to participants and amounts owed to the SBA. For the Capcos, restricted cash can be used in managing and operating the Capcos, making qualified investments, to repay debt obligations, and for the payment of taxes on Capco taxable income. The Company also has $2,710,000 in cash held by the Capcos restricted for use in managing and operating the Capco, making qualified investments and for the payment of income taxes. The remaining balance of $1,440,000 includes $750,000 in connection with the Sterling line of credit, and other amounts provided by sponsoring banks in connection with credit card processing and by customers for insurance premiums.

In summary, Newtek generated and used cash as follows:

	For the Years Ended
	December 31,
	2012	2011	2010
Net cash (used in) provided by operating activities	$(4,354)	$11,405	$(2,208)
Net cash (used in) investing activities	(22,498)	(17,810)	(6,336)
Net cash provided by financing activities	29,880	7,224	6,345

Net increase (decrease) in cash and cash equivalents	3,028	819	(2,199)
Cash and cash equivalents, beginning of year	11,201	10,382	12,581

Cash and cash equivalents, end of year	$14,229	$11,201	$10,382

Net cash flows from operating activities decreased $15,759,000 to $(4,354,000) for the year ended December 31, 2012 compared to $11,405,000 provided during the year ended December 31, 2011. This change primarily reflects the increase in broker receivable and increases in prepaid expenses, accrued interest receivable and other assets recorded during 2012. Broker receivables arise from loans traded but not settled before period end and represent the amount of cash due from the purchasing broker; the amount varies depending on loan origination volume and timing of sales at year end. For the year ended December 31, 2012, the Company originated $83,349,000 of SBA loans held for sale and received proceeds from the originations of SBA loans held for sale of $84,743,000 compared with $74,546,000 in originations of SBA loans held for sale and $274,000 of SBA loans transferred subject to premium recourse, for a total use of $(74,820,000) during 2011. For the same year ago period, the Company returned $30,783,000 from transfers of SBA loans held for sale accounted for as financings (“Liability for SBA loans transferred, subject to premium recourse”), and received proceeds of $73,871,000 from the sale of SBA loans, $27,855,000 from the sale of SBA loans achieving sale status. In addition to SBA loan activities, the Company provided receivables financing which used $2,490,000 of cash as compared to provided cash of $1,469,000 in 2011.

Net cash (used in) investing activities primarily includes the originations and repayments of the unguaranteed portions of SBA loans, purchase of fixed assets and customer accounts, changes in restricted cash and investments in qualified businesses. Net cash (used in) investing activities decreased by $4,688,000 to cash used of $(22,498,000) for the year ended December 31, 2012 compared to cash use of $(17,810,000) for the year ended December 31, 2011. The decrease was due primarily to a greater amount of SBA loans originated for investment for the year ended $(24,190,000) in 2012, versus $(22,269,000) in 2011 and a $1,651,000 increase in investments in qualified businesses over the year ago period. In addition, purchases of fixed assets and customer merchant and insurance accounts increased by $1,557,000.

Net cash flows provided by financing activities is related to an increase in the net borrowings on bank lines of credit, which increased from $1,033,000 in 2011 to $18,387,000 in 2012, and $10,000,000 in proceeds from a term loan payable. Net cash flows provided by financing activities increased by $22,656,000 to cash provided of $29,880,000 for the year ended December 31, 2012 from cash provided of $7,224,000 for the year ended December 31, 2011. The primary reason for the increase was restricted cash related to the securitization decreased by $5,100,000, of which $5,000,000 had been designated as a pre-funding account which was used to purchase unguaranteed potions of SBA 7(a) loans during 2012. The current year provision of $18,387,000 reflects $15,489,000 of proceeds from the Company’s line with Capital One for the origination of SBA loans, as well as $2,898,000 of proceeds from the CDS credit line with Sterling used to purchase additional receivables. In addition, the Company made principal payments on the Capital One term note made to NTS of $417,000 for the period.

The net $3,028,000 increase in cash and cash equivalents in 2012 reflects the proceeds from borrowings on bank lines of credit and a term note payable, offset by an increase in broker receivable from the prior period, an increase in SBA loans originated for investment and debt issued under the securitization transaction issued in the year ago period.

Financing Activities

Newtek historically obtained long-term financing to fund its investments and operations primarily through the issuance of notes to insurance companies through the Capco programs. Through December 31, 2012, Newtek has received in aggregate $235,718,000 in proceeds from the issuance of long-term debt, Capco warrants, and Newtek common shares through the Capco programs. Newtek’s Capcos last issued notes in 2005 and the Company does not anticipate participating in future Capco programs. In 2004, Newtek raised $20,762,000 (net of related offering costs) in a secondary public offering. Newtek’s principal funding requirements have been costs related to the Capco programs ($152,125,000), the acquisitions of NTS and Vistar (the combination of which totaled $9,836,000), investments in Capco qualified businesses, SBA 7(a) loans, receivable purchases, and working capital needs resulting from operating and business development activities of its consolidated operating entities. In 2010, NTS entered into a new term loan with Capital One, N.A., the proceeds of which were used to refinance the pre-existing term loan between NTS and Capital One, N.A. Also in 2010, NSBF entered into a new revolving loan agreement with Capital One, N.A. for up to $12,000,000 to be used to fund the guaranteed portions of SBA loans and to be repaid with the proceeds of the sale in the secondary market of those portions. In June 2011, the SBA lender entered into a new revolving loan agreement with Capital One, N.A. for up to $15,000,000 to be used to fund the unguaranteed portions of SBA loans and to be repaid with the proceeds of loan repayments from the borrowers as well as excess cash flow of NSBF. As a result of these two facilities, the SBA lender was able to increase the amount of loans it can fund at any one time. In February 2011, NBC entered into a three year line of credit of up to $10,000,000 with Sterling National Bank which replaced the Wells Fargo line.

Credit Lines and Term Loans

In April 2010, the Company closed two five-year term loans aggregating $14,583,000 with Capital One, N.A., of which $12,500,000 refinanced NSBF’s pre-existing facility with GE (the “NSBF Portion”) and $2,083,000 refinanced the pre-existing term loan between Capital One and NTS. In December 2010, the outstanding balance of the NSBF portion and all accrued interest thereon was repaid in full from the proceeds of a securitization transaction, discussed below. The interest rate on the NTS term loan and on the former NSBF term loan is variable based on the monthly London Interbank Offered Rate (“LIBOR”) rate plus 4.25% or Prime plus 2.25%, but no lower than 5.75%, with interest paid in arrears along with each monthly principal payment due. The NTS term loan is collateralized by all of NTS’s assets and Newtek guarantees the repayment obligations. The NSBF term loan was collateralized by all of NSBF’s assets and Newtek guaranteed the repayment obligations. The agreement includes such financial covenants at the parent company level with its consolidated subsidiaries of a minimum fixed charge coverage ratio, minimum EBITDA requirements and minimum cash requirements held at Capital One. As of December 31, 2012, the Company was in compliance with the financial covenants set in this line.

Also in December 2010, NSBF closed a credit facility with Capital One for up to a maximum amount of $6,000,000 initially, expandable to $12,000,000. The credit facility, often referred to as a “wet funding” credit line, is used to fund those portions of SBA 7(a) loans made by NSBF that are guaranteed by the SBA, with funds received on the sale of those guaranteed portions of the SBA 7(a) loans by NSBF reducing the facility. The outstanding balance of the credit facility bears a variable per annum rate of interest equal to the rate of interest publicly announced from time to time by Capital One as its prime rate plus 1%. In June 2011, NSBF obtained from Capital One, N.A. an increase in its total revolving credit facility from $12,000,000 to $27,000,000. In October 2011, the term of the revolver was extended by nine months through September 2013, at which time the outstanding balance will be converted into a three year term loan. This increase in the line will enable the Company to finance both the government-guaranteed and non-guaranteed portions of SBA 7(a) loans. As of December 31, 2011, NSBF had $8,364,000 outstanding under the lines of credit. The interest rate on the $12,000,000 portion of the facility, collateralized by the government guaranteed portion of SBA 7(a) loans, is set at prime plus 1.00%, and there is a quarterly facility fee equal to 25 basis points on the unused portion of the revolving credit calculated as of the end of each calendar quarter. The interest rate on the $15,000,000 portion of the facility, collateralized by the non-guaranteed portion of SBA 7(a) loans, is set at prime plus 1.875%, and there is a quarterly facility fee equal to 25 basis points on the unused portion of the revolving credit calculated as of the end of each calendar quarter. The agreement includes financial covenants at the parent company level with its consolidated subsidiaries including a minimum fixed charge coverage ratio, minimum EBITDA requirements and minimum cash requirements held at Capital One. As of December 31, 2012, the Company was in compliance with the financial covenants set in this line.

In February 2011, NBC entered into a three year line of credit with Sterling National Bank (“Sterling”) in an amount up to $10,000,000. In December 2012, an amendment was signed providing that upon the occurrence of certain events, the maximum amount of the line of credit under the Agreement can be increased from $10,000,000 to $15,000,000 at a later date upon NBC’s request. The Amendment also extended the maturity date from February 28, 2014 to February 28, 2016. This facility is and will be used to purchase receivables and for other working capital purposes. The interest rate is set at 5.00% or Prime plus 2.00%, whichever is higher, with interest on the line to be paid monthly in arrears. The line is and will be collateralized by the receivables purchased, as well as all other assets of NBC. The line is guaranteed by the Company; in addition, the Company deposited $750,000 with Sterling to collateralize the guarantee. The agreement includes such financial covenants as minimum tangible net worth and maximum leverage ratio. The Company is subject to meeting a maximum leverage ratio test and a future net loss test. As of December 31, 2012, the Company was in compliance with the financial covenants set in this line.

Securitization Transactions

In December 2010, NSBF created a financing channel for the sale of the unguaranteed portions of SBA 7(a) loans held on its books and financed by a term loan in the maximum amount of $12,500,000 from Capital One, N.A. NSBF transferred the unguaranteed portions of SBA loans of $19,615,000, and an additional $3,000,000 in loans issued subsequent to the transaction, to a special purpose entity created for this purpose, Newtek Small Business Loan Trust 2010-1 (the “Trust”), which in turn issued notes (the “securitization notes”) for the par amount of $16,000,000 against the assets in a private placement. The Trust is only permitted to purchase the unguaranteed portion of SBA 7(a) loans, issue asset-backed securities, and make payments on the securities. The Trust issued a single series of securitization notes to pay for the unguaranteed portions it acquired from NSBF and will be dissolved when those securities have been paid in full. The primary source for repayment of the securitization notes is the cash flows generated from the unguaranteed portion of SBA 7(a) loans now owned by the Trust; principal on the securitization notes will be paid by cash flow in excess of that needed to pay various fees related to the operation of the Trust and interest on the debt. The securitization notes have an expected maturity of about five years based on the expected performance of the underlying collateral and structure of the debt and a legal maturity of 30 years from the date of issuance. The assets of the Trust are legally isolated and are not available to pay NSBF’s creditors. NSBF continues to retain rights to cash reserves and all residual interests in the Trust and will receive servicing income. Proceeds from this transaction were used to repay the Capital One, N.A. loan and for general corporate and lending purposes. Because the Company determined that as the primary beneficiary of the Trust it needed to consolidate the Trust into its financial statements, it continues to recognize the securitization notes in Notes payable. The investors and the Trust have no recourse to any of NSBF’s other assets for failure of debtors to pay when due; however, NSBF’s parent, Newtek, has provided a limited guaranty to the investors in the Trust in an amount not to exceed 10% of the original issuance amount (or $1,600,000), to be used after all of the assets of the Trust have been exhausted. The notes were issued with an “AA” rating from S&P based on the underlying collateral.

In December 2011, NSBF entered into a Supplemental Indenture by which the original $16,000,000 of securitization notes were amended to reflect a new initial principal amount of $12,880,000 as a result of principal payments made, and additional notes were issued in an initial principal amount of $14,899,000, so that the initial aggregate principal amount of all notes as of December 31, 2011 totaled $27,779,000. The notes are backed by approximately $40,500,000 of the unguaranteed portions of loans originated, and include an additional $5,000,000 to be originated and issued to the Trust by NSBF under the SBA loan program. The notes retained their AA rating under S&P, and the final maturity date of the amended notes is March 22, 2037. The proceeds of the transaction have been and will be used to repay debt and originate new loans.

In March 2013, NSBF transferred the unguaranteed portions of SBA loans of $23,569,000, and an additional $5,900,000 in loans issued subsequent to the transaction, to a special purpose entity Newtek Small Business Loan Trust 2013-1 (the “Trust”). The Trust in turn issued securitization notes for the par amount of $20,909,000 against the assets in a private placement. The notes received an “A” rating by S&P, and the final maturity date of the amended notes is June 25, 2038. The proceeds of the transaction have been and will be used to repay debt and originate new loans.

Tabular Disclosure of Contractual Obligations

The following chart represents Newtek’s obligations and commitments as of December 31, 2012, other than Capco debt repayment discussed above, for future cash payments under debt, lease and employment agreements (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year		1-3 years		3-5 years		More than 5 years
Bank Notes Payable (a)	$39,823	$13,405	(b)(c)	$18,130	(b)(c)	$		$8,288	(d)
Securitization Notes Payable (e)	22,039	—		—			—	22,039
Capital Leases	632	199		433			—	—
Operating Leases	8,852	3,392		3,961			1,108	391
Employment Agreements	316	316		—			—	—

Totals	$71,662	$17,312		$22,524			$1,108	$30,718

(a)	Interest rates range from 4.25% to 5.75%.
(b)	Includes:

$2,100,000 Capital One note payable over a five year period commencing 2010. As of December 31, 2012, the amount outstanding was approximately $1,007,000.

(c)	Includes:

$12,000,000 Capital One guaranteed line due September 2013, and $15,000,000 Capital One unguaranteed line, which in September 2013, converts to 3 year term. Also includes $10,000,000 Sterling line, which matures in February 2016. As of December 31, 2012, the combined amount outstanding on the Capital One lines was approximately $23,854,000, and the balance outstanding on the Sterling line was $6,674,000.

(d)	Includes:

$10,000,000, or $8,288,000 net of discount, Second Lien Credit Facility issued by Summit Partners Credit Advisors, L.P

(e)	Includes:

$23,218,000, or $22,039,000 net of discount, of securitization notes with a legal maturity of 30 years bearing interest at the rate of 3.95%; actual principal payments will be paid by cash flow in excess of that needed to pay various fees related to the operation of the Trust and interest on the debt.

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

Our Capcos had arranged for the repayment of a portion of the Capco notes by The National Union Fire Insurance Company of Pittsburgh and The American International Specialty Lines Insurance Company, both affiliates of Chartis, Inc. As of December 31, 2012, all of the required cash payments have been made by these insurers for all of the Capcos. The balance of the repayment obligations for all of our Capcos will result from the availability to the investors of the state tax credits.

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

Companies that are not consolidated, but over which we exercise significant influence, are accounted for under the equity method of accounting. Whether or not Newtek exercises significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities, including voting rights associated with Newtek’s holdings in common, preferred and other convertible instruments. Under the equity method of accounting, a company’s accounts are not reflected within our consolidated statements of income; however, Newtek’s share of the investee’s earnings or losses are reflected in other income in the Company’s consolidated statements of income.

Companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting, for which quarterly valuations are performed. Under this method, our share of the earnings or losses of such companies is not included in the consolidated statements of income, but the investment is carried at historical cost. In addition, cost method impairment charges are recognized as necessary, in the consolidated statements of income if circumstances suggest that this is an “other than temporary decline” in the value of the investment, particularly due to losses. Subsequent increases in value, if any, of the underlying companies are not reflected in our financial statements until realized in cash. We record as income amounts previously written off only when and if we receive cash in excess of its remaining investment balance.

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

Impairment of Goodwill: Management of the Company considers the following to be some examples of important indicators that may trigger an impairment review outside its annual goodwill impairment review: (i) significant under-performance or loss of key contracts acquired in an acquisition relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the acquired assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in our stock price for a sustained period of time; and (vi) regulatory changes. In assessing the recoverability of our goodwill and intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The fair value of an asset could vary, depending upon the estimating method employed, as well as assumptions made. This may result in a possible impairment of the intangible assets and/or goodwill, or alternatively an acceleration in amortization expense. For the years ended December 31, 2012 and 2011, the goodwill was determined to not be impaired.

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

Management’s impairment analysis indicated no valuation adjustment for 2012 and 2011.

Share-Based Compensation. The Company records all share-based payments to employees based on their fair values using an option-pricing model at the date of grant.

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

New Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles—Goodwill and Other (ASC Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30 (ASU 2011-08). This new standard is effective for fiscal years that begin after September 15, 2012; the Company is still evaluating the impact of adopting of this standard, but it is not anticipated to have a material impact on the Company’s consolidated financial condition or results of operations.

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

Our SBA lender primarily lends at an interest rate of prime, which resets on a quarterly basis, plus a fixed margin. Our receivable financing business purchases receivables priced to equate to a similar prime plus a fixed margin structure. The Capital One term loan and revolver loan, the securitization notes and the Sterling line of credit are on a prime plus a fixed factor basis. As a result the Company believes it has matched its cost of funds to its interest income in its financing activities. However, because of the differential between the amount lent and the smaller amount financed a significant change in market interest rates will have a material effect on our operating income. In periods of sharply rising interest rates, our cost of funds will increase at a slower rate than the interest income earned on the loans we have made; this should improve our net operating income, holding all other factors constant. However, a reduction in interest rates, as has occurred since 2008, has and will result in the Company experiencing a reduction in operating income; that is interest income will decline more quickly than interest expense resulting in a net reduction of benefit to operating income.

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

We do not have significant exposure to changing interest rates on invested cash which was approximately $22,685,000 at December 31, 2012. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions with ratings from S&P of A- or better. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of December 31, 2012, cash deposits in excess of FDIC and SIPC insurance totaled approximately $3,781,000 and funds held in U.S. Treasury only money market funds or equivalents in excess of SIPC insurance totaled approximately $1,849,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and related notes begin on Page F-1, which are included in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Accounting Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer (Principal Executive Officer) and Chief Accounting Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report and did not provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2012, under the direction of the Chief Executive Officer (Principal Executive Officer) and Chief Accounting Officer (Principal Financial Officer), the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation and the material weaknesses in internal control identified below, the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Accounting Officer (Principal Financial Officer) concluded that the Company’s disclosure controls and procedures were not effective and also concluded that the Company’s disclosure controls and procedures as of December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, as previously reported and determined to be effective, were not effective.

MANAGEMENT’S REPORT TO THE STOCKHOLDERS OF NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting

As management, we are responsible for establishing and maintaining adequate internal control over financial reporting for Newtek Business Services, Inc. and its subsidiaries. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have conducted an assessment, including testing, using the criteria in Internal Control-Integral Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.

As a result of this assessment, management identified material weaknesses in internal control over financial reporting as of December 31, 2012, based on criteria in Internal Control-Integrated Framework issued by the COSO. As a smaller reporting company, the effectiveness of The Company’s internal control over financial reporting is not required to be audited by our independent registered public accounting firm.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses are related to the identification of a charge-back loss at UPS, which was identified and resulted in restating the financial statements for the periods ended December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012. The primary factors contributing to the material weaknesses were:

1.	Systemic violation of established UPS policies and procedures by key personnel at UPS including those pertaining to underwriting and approving new accounts, reporting of policy violations, reserve funds, and payment of sales agents. The conduct at issue primarily consisted of:

a.	Certain accounts brought to UPS by an independent sales agent that did not meet UPS’ written “Application Criteria & Underwriting” policy were approved by a senior manager at UPS although he had no authority to do so. The manager also approved payment of commissions to the sales agent that violated UPS’ policies.

b.	The same UPS senior manager directed the release of reserve funds for certain accounts that were experiencing high chargebacks and for which reserve should have been increased. This violation of reserve policy led to a reduction in reserves which might otherwise been available to reduce financial loss to the Company.

c.	Other personnel at UPS who became aware of the violations did not inform the Credit Committee or Board of UPS or report them to the Company, notwithstanding the Company’s Whistle Blower Hotline.

2.	No financial control was in place to review the merchant reserve account which would have identified the chargeback losses.

3.	The Company lacked a detective control for oversight of the merchant cash reserve account by the accounting department.

4.	A lack of financial oversight and controls around funds disbursement related to the merchant reserve account.

5.	A failure of the UPS accounting department to note abnormal changes in residual stream and residual discrepancies.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

With the oversight of our Audit Committee, the Company conducted an internal review and commenced a remediation plan to address the causes of the material weaknesses primarily through the development and implementation of formal policies, improved processes and documented procedures, implementation of reports as well as the hiring of qualified personnel. Actions completed to date include the following:

1.	The senior manager responsible for violations of the Company’s policy was immediately terminated and removed as a manager and officer of UPS.

2.	The Company replaced the former senior manager and President of UPS. The new senior manager and President of UPS has extensive industry experience and is directly responsible for the day to day operations of our electronic payment processing business in UPS and has been charged with designing and implementing a plan to address each of the deficiencies identified herein.

3.	The Audit Committee retained a consulting firm with extensive expertise in the credit card payments industry to conduct a full investigation of the activities related to the said violations of policy and recommend enhancements to UPS’ control systems. The review was completed and findings and recommendations were communicated to the Audit Committee and the UPS Board of Managers and shared with legal counsel, Newtek’s Board of Directors and Newtek’s Executive Management.

4.	The Audit Committee also retained special counsel to review all work done in the internal investigation, the investigation by the consulting firm and the underlying violations. A report has been presented to the Audit Committee to provide a basis for the Committee decisions regarding the internal controls and matters related to this incident.

5.	The Company will provide additional annual training on the Code of Conduct and related policies, in addition to receiving employee certifications. In particular, training will be centered on avenues for employee reporting of questionable activities. Certifications for all policies will be supplemented with periodic live training.

6.	The Company terminated its Internal Auditor and hired a Chief Credit and Risk Officer who will report directly to the Board of Directors on compliance and supervision for the Company’s primary operating subsidiaries and evaluating their credit policies, risk, controls, policies and procedures.

7.	The Credit Committee of UPS was reorganized to appoint new members and to establish a new Credit Committee meeting schedule. In addition, representatives of Senior Company management will attend those meetings as observers.

8.	The Board of Managers of UPS established new delegations of authority for approving new merchants, boarding new accounts and wiring funds from the merchant reserve account.

9.	The Controller at UPS is now reviewing the merchant cash reserve account as part of the monthly close process.

10.	Monthly credit meetings will be held at all subsidiary levels with attendance by the Chief Credit and Risk Officer.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a brief summary of the background of each of our directors, which includes specific information about each director’s experience, qualifications, attributes or skills that led the board to the conclusion that the individual is qualified to serve on our board, in light of our business and structure.

David C. Beck	Age: 70	Director since: 2002

Mr. Beck has been Managing Director of Copia Capital, LLC (“Copia”), a private equity investment firm, since September 1998. Prior to founding Copia, Mr. Beck was CEO of Universal Savings Bank, Milwaukee, WI and First Interstate Corporation of Wisconsin, a publicly traded company. Mr. Beck also served as Chairman of Universal Savings Bank’s holding company, Universal Saving Banc Holdings, Inc., from November 2002 until September 2009. He is a certified public accountant. Mr. Beck’s more than 30 years experience in the financial services industry qualifies him to serve on our board of directors. His experience and insight gained as a managing director of a private equity firm also provide a significant addition to the board of directors.

Sam Kirschner	Age 64	Director since: 2010

Mr. Kirschner has, since he co-founded MayerCap, LLC in 2003, been a Managing Member of the company. MayerCap, LLC manages investments in hedge funds, as a fund-of-funds, and is headquartered in New York City. MayerCap, LLC places particular emphasis on investing in newer and smaller hedge funds. Mr. Kirschner has also been since 1986 president of Nexus Family Business Consulting where he has specialized in advising owners, boards and senior executive of major family-owned businesses and large domestic and foreign banks on matters of succession planning, estate planning and strategic mergers and acquisitions. He has also consulted on the identification and recruitment of senior executives. Mr. Kirschner holds a Ph.D. in clinical psychology and has taught at both New York University School of Continuing & Professional Studies and the Wharton School of Business at the University of Pennsylvania. Mr. Kirschner has many years of experience in working with small to medium sized firms and addressing the many issues which they face in growing their businesses. He is also very well versed in the latest developments in the social media area and has been very helpful in advising the Company on its product development and social media initiatives and this experience provides a significant addition to the board of directors.

Salvatore F. Mulia	Age: 65	Director since: 2005

Mr. Mulia has been a financial advisor at RTM Financial Services, Westport, CT, with an emphasis on leasing and lending advisory services since February 2003. From February 2001 to February 2003 Mr. Mulia was Executive Vice President of Pitney Bowes Capital Corp, Shelton, CT which was engaged in providing financial services to business customers. Prior to that, Mr. Mulia held senior management positions within General Electric’s Financial Services Division, GE Capital Corporation (“GECC”), and from 1980 through 1993 he was responsible for developing new products and business initiatives in financial services. During his tenure at GECC Mr. Mulia was a principal in GEVEST, GECC’s investment banking unit, where he headed syndication and led acquisition teams which acquired leasing companies with combined assets of $3 billion including: TransAmerica Leasing, Chase Manhattan’s leasing subsidiary and LeaseAmerica. Mr. Mulia has many years of experience with major financial companies working with smaller to mid-sized companies needing capital and debt. His understanding of the dynamics of these businesses has been particularly helpful in addressing similar issues of the Company and this experience provides a significant addition to the board of directors.

Barry Sloane	Age: 53	Director since: 1999

Mr. Sloane is the Chairman of the Board of Directors, Chief Executive Officer and President of the Company and has been an executive officer of each of the Company-sponsored certified capital companies for more than five years. From September 1993 through July 1995, Mr. Sloane was a Managing Director of Smith Barney, Inc. While there, he directed the Commercial and Residential Real Estate Securitization Unit, and he was national sales manager for institutional mortgage and asset backed securities sales. From April 1991 through September 1993, Mr. Sloane was founder and President of Aegis Capital Markets, a consumer loan origination and securitization business which was eventually taken public with the name of “Aegis Consumer Funding.” From October 1988 through March 1991, Mr. Sloane was Senior Vice President of Donaldson, Lufkin and Jenrette, where he was responsible for directing sales of mortgage-backed securities. From August 1982 to September 1988 Mr. Sloane was a senior mortgage security salesman and trader for Bear Stearns, L.F. Rothschild, E.F. Hutton and Paine Webber. Mr. Sloane’s broad business and financial experience and his knowledge of the Company’s businesses has been of great value to the other members of the board.

The Board and Board Meetings

Newtek’s Board of Directors and management are committed to responsible corporate governance to ensure that the Company is managed for the long-term benefit of its shareholders. To that end, the Board of Directors and management periodically review and update, as appropriate, the Company’s corporate governance policies and practices. In doing so, the Board and management review published guidelines and recommendations of institutional shareholder organizations and current best practices of similarly situated public companies. The Board of Directors and management also regularly evaluate and, when appropriate, revise the Company’s corporate governance policies and practices in accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and listing standards issued by the SEC and The NASDAQ® Stock Market, Inc. (“NASDAQ”) where the Company’s Common Shares are listed and traded.

During the fiscal year ended December 31, 2012, the Board of Directors held a total of 6 meetings. Each director attended at least 75% of the total number of meetings of the Board of Directors and at least 75% of the meetings of all committees on which he served.

Corporate Governance Guidelines

The Company has adopted corporate governance guidelines titled “Governance Guidelines” which are available at the Investor Relations page of www.thesba.com. The Governance Guidelines are also available in print to any shareholder who requests them. These principles were adopted by the Board of Directors to best ensure that the Board is independent from management, that the Board adequately performs its function as the overseer of management and to help ensure that the interests of the Board and management align with the interests of the shareholders.

On an annual basis, each director and executive officer is obligated to complete a Directors’ and Officers’ Questionnaire which requires disclosure of any transactions with the Company in which the Director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest.

Committees of the Board of Directors

The Board of Directors currently has two standing committees: the Audit Committee and the Compensation, Corporate Governance and Nominating Committee. Each member of these committees is independent as defined by applicable NASDAQ and SEC rules. Each of the committees has a written charter approved by the Board of Directors, which is available the Investor Relations page of on our website at www.thesba.com.

The Board of Directors’ Audit Committee consists of Messrs. Beck as Chair, Mulia and Kirschner and operates pursuant to its written charter. The Audit Committee held 8 meetings during the year ended December 31, 2012. The Audit Committee is authorized to examine and approve the audit report prepared by the independent auditors of the Company, to review and select the independent auditors to be engaged by the Company, to review the internal audit function and internal accounting controls and to review and approve conflict of interest or related party transactions and audit policies.

Director Beck, Chair of the Audit Committee, has been determined by the Board of Directors to be a “financial expert” and “independent” under applicable rules of the SEC and NASDAQ. In addition, the Board of Directors has determined that all members of the audit committee are “financially literate” as that term is defined by applicable NASDAQ and SEC rules.

The Company’s Compensation, Corporate Governance and Nominating Committee consists of Messrs. Mulia, as Chair, Beck and Kirschner, all of whom are “non-employee directors” within the meaning of the SEC rules. The Compensation, Corporate Governance and Nominating Committee evaluates the compensation and benefits of the directors, officers and employees, recommends changes, and monitors and evaluates employee performance. The Compensation, Corporate Governance and Nominating Committee met 6 times during the year ended December 31, 2012. The Compensation, Corporate Governance and Nominating Committee is generally responsible for identifying corporate governance issues, creating corporate governance policies, identifying and recommending potential candidates for election to the Board and reviewing executive and director compensation and performance.

Director Independence

The Board of Directors is required by the Governance Guidelines to have a majority of members who meet the applicable independence requirements of the NASDAQ and any applicable rule or law. Each of the following non-employee directors is independent and has no relationship to the Company, except as a director and shareholder.

David C. Beck

Salvatore F. Mulia

Sam Kirschner

The Board of Directors has determined that each of its directors, with the exception of Mr. Sloane, qualifies as “independent” as defined by applicable NASDAQ and SEC rules. In making this determination, the Board has concluded that none of these members has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. It is the policy of the Board of Directors to hold executive sessions of the independent directors meeting without management at regular intervals and as requested by a director. David C. Beck presides over these meetings of the independent directors. All members of the Board of Directors are encouraged to attend the Annual Meeting of Shareholders. In 2012, Mr. Sloane attended the Annual Meeting of shareholders and, Mr. Kirschner, Mr. Beck and Mr. Mulia attended by telephone.

Leadership Structure

Mr. Sloane has served as Chairman and Chief Executive Officer since 1999 and as President since 2008. We continue to believe that our leadership structure is appropriate since Mr. Sloane has over 25 years of experience in our industry or related businesses, and under his leadership our management team has executed a strategy that has significantly improved our earnings growth, cash flow stability and competitiveness.

Board Risk Oversight

While management is responsible for identifying, assessing and managing risk, our Board is responsible for risk oversight with a focus on the most significant risks facing the company. The Board’s risk oversight includes, but is not limited to, the following risks:

•	strategic;

•	operational;

•	compliance; and

•	reputational.

At the end of each year, management and the Board jointly develop a list of major risks that the company prioritizes in the following year. In 2012 the Board focused on the following areas of risk:

•	management compensation;

•	determining Newtek’s long-term growth;

•	strategic and operational planning, including acquisitions and the evaluation of the Company’s capital structure and long term debt financing; and

•	legal and regulatory compliance.

The Board has delegated responsibility for the oversight of specific risks to Board committees. The Audit committee overseas risks associated with

•	the Company’s financial statements and financial reporting;

•	mergers and acquisitions;

•	internal controls over financial reporting;

•	credit and liquidity;

•	information technology; and

•	security and litigation issues.

The Compensation, Governance and Nominating committee considers the risks associated with:

•	compensation policies and practices;

•	management resources, structure, succession planning and management development;

•	overall governance practices and the structure and leadership of the Board; and

•	related person transactions and the code of conduct for all employees, officers and directors.

The Board is kept informed of each committee’s risk oversight and any other activities deemed to engender risk via periodic reports from management and the committee chairs. Our Board recognizes the importance of risk oversight, and its role is consistent with the Board’s leadership structure, the CEO and the senior management of the Company. Our senior management is responsible for assessing and managing risk exposure and the Board and committees of the Board provide the oversight consistent with those efforts.

Director Nominations

In considering whether to recommend any particular candidate for inclusion in the Board of Directors’ slate of recommended director nominees, the Compensation, Corporate Governance and Nominating Committee applies the criteria set forth in the Governance Guidelines. These criteria include the candidate’s integrity, business acumen, knowledge of our business and industry, experience, diligence, absence of conflicts of interest and the ability to act in the interest of all shareholders. The committee does not assign specific weights to particular criteria, and no particular criterion is a prerequisite for each prospective nominee. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will best allow the Board to fulfill its responsibilities.

Shareholders may recommend individuals to the Compensation, Corporate Governance and Nominating Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials. The recommendation should be sent to the Compensation, Corporate Governance and Nominating Committee, c/o Matthew G. Ash, Secretary, Newtek Business Services, Inc., 212 West 35th Street, 2nd floor, New York, New York 10001. Assuming that appropriate biographical and background material has been provided on a timely basis, the committee will evaluate shareholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates recommended by our Board or others. If the Board of Directors determines to nominate a shareholder-recommended candidate and recommends his or her election, then his or her name will be included in the proposal for election for the next annual meeting.

Shareholders also have the right under our Bylaws to nominate director candidates, without any action or recommendation on the part of the Compensation, Corporate Governance and Nominating Committee or the Board, by following the procedures set forth under “Shareholder Proposals” in our proxy statement. Candidates nominated by shareholders in accordance with the procedures set forth in our Bylaws may be included in our proxy statement and solicitation for the next annual meeting.

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

Our Code of Ethics

We have adopted a code of ethics, referred to as our Code of Conduct, which applies to all directors and employees, including the principal executive, financial and accounting officers. A copy of the Code of Conduct will be made available upon request directed to the executive offices of the Company and may be viewed on the Investor Relations page of on our web site www.thesba.com. In addition, we post on our website all disclosures that are required by law or NASDAQ listing standards concerning any amendments to, or waivers from, any provision of the Code. We also post on our website any amendments to, or waivers from, our Code of Conduct and Ethics that apply to our principal executive officer and principal financial and accounting officer.

The Audit Committee or the Board of Directors reviews all potential related party transactions on an ongoing basis, and all such transactions must be approved by the Audit Committee or the Board of Directors. We have not adopted written procedures for review of, or standards for approval of, these transactions, but instead the Audit Committee or the Board of Directors intends to review such transactions on a case by case basis. In addition, the Compensation, Corporate Governance and Nominating Committee or the Board of Directors reviews and approves all compensation-related policies involving our directors and executive officers.

A major shareholder and former president of the Company, Jeffrey G. Rubin, directly and indirectly through entities and organizations in which he has a material interest, earns gross residual payments on merchant processing revenue he generates for the Company, a portion of which is then paid to his support staff for their efforts. During the years ended December 31, 2012, 2011 and 2010, the Company paid him and his related entities gross residuals of approximately $3,155,000, $1,649,000 and $1,180,000, respectively. We anticipate that Mr. Rubin and his related entities will continue to earn gross residual profits on the merchant process revenue he generates for the Company in 2013.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the SEC and the NASDAQ initial reports of ownership and reports of changes in ownership of Common Shares of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on Forms 3 and 4, and amendments to such forms, provided to the Company by its directors and executive officers and greater than 10% shareholders during 2012, all such required reports were timely filed.

Director Compensation

The Board has adopted a plan for compensation of non-employee directors which gives effect to the time and effort required of each of them in the performance of their duties. During 2012 compensation was paid in cash and is set forth in the table below. Since November 10, 2010, Directors are paid the following annual fees:

•	for participation on the Board: $50,000;

•	as chair of a Committee: $20,000;

•	as committee member: $5,000.

Director Summary Compensation Table (1)

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David C. Beck	75,000	—	—	—	—	—	75,000
Salvatore F. Mulia	75,000	—	—	—	—	—	75,000
Sam Kirschner	60,000	—	—	—	—	—	60,000

(1)	Barry Sloane, the Company’s Chairman, Chief Executive Officer and President, is not included in this table as he was an employee of the Company in 2012 and thus received no compensation for his services as a Director. The compensation received by Mr. Sloane as an employee of the Company is shown in the Summary Compensation Table below.

ITEM 11.	EXECUTIVE COMPENSATION

The executive officers of Newtek, and their ages, as of December 31, 2012, are as follows:

Name	Age	Position

Barry Sloane	53	Chairman, Chief Executive Officer, and Secretary

Craig J. Brunet	64	Executive Vice President, Chief Information Officer

Jennifer Eddelson	40	Executive Vice President, Chief Accounting Officer

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

Craig J. Brunet has served as Executive Vice President and Chief Information Officer since January 1, 2012. Mr. Brunet previously served as Executive Vice President Strategic Planning and Marketing since July, 2006 and as Chairman and Chief Executive Officer of the Company’s Harvest Strategies subsidiary since June, 2001. From 1984 – 1989, Mr. Brunet served as Director of Strategic Planning for AT&T, where he managed all special development and modifications to standard AT&T products to include non-standard pricing, terms and conditions, hardware and software strategic initiatives, FCC Tariffs, as well as joint venture and/or integration requirements for the top 50 AT&T accounts. In 1989, Mr. Brunet joined Entergy Corporation as Executive Vice President responsible for managing and directing the overall Entergy System retail and wholesale marketing effort including strategy development, policy preparation and administration, market development and market analysis and research. During his tenure with Entergy, he served as Chairman of the Strategic Planning Committee of the Electric Power Research Institute (EPRI) and served on the Board of Directors of Entergy Enterprises guiding decisions on unregulated activities including strategic acquisition and investments in generation, distribution and new technology assets domestically and internationally. From 1993 – 1996, Mr. Brunet served as Chairman, CEO and President of First Pacific Networks, a leader in the initial development and deployment of broadband technologies in the United States and Europe. During this period, he was also Chairman of the Board of Credit Depot Corporation, a publicly traded multi-state mortgage company and served as Chairman of both the audit committee and compensation committee.

Jennifer Eddelson is a certified public accountant and has served as Executive Vice President and Chief Accounting Officer since July 1, 2011. She has been employed by the Company since 2004 as Corporate Controller, Vice President of Financial Reporting since 2006, and in these and her current capacities has had a principal responsibility for the development and implementation of the Company’s accounting policies and practices. Previously, Ms. Eddelson practiced as certified public accountant with Janover, LLC and provided accounting and tax-related services to the Company.

The individuals who served as the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer during 2012, as well as the other individuals included in the Summary Compensation Table below, are referred to below as the “named executive officers.”

Compensation Philosophy and Objectives

All of our compensation programs are designed to attract and retain key employees and to motivate them to achieve, and reward them for achieving, superior performance. Different programs are geared to shorter- and longer-term performance, with the goal of increasing shareholder value over the long-term. Executive compensation programs impact all employees by setting general levels of compensation and helping to create an environment of goals, rewards and expectations. Because we believe the performance of every employee is important to our success, we are mindful of the effect of executive compensation and incentive programs on all of our employees.

We believe that the compensation of our executives should reflect their success as a management team, rather than just as individuals, in attaining key operating objectives, such as growth of sales, growth of operating earnings and earnings per share and growth or maintenance of market share and long-term competitive advantage, and ultimately, in attaining an increased market price for our stock. We believe that the performance of our executives in managing our Company, considered in light of general economic and specific company, industry and competitive conditions, should be the basis for determining their overall compensation. We also believe that their compensation should not be based on the short-term performance of our stock, whether favorable or unfavorable, but rather that the price of our stock will, in the long-term, reflect our operating performance and, ultimately, the management of the Company by our executives. We seek to have the long-term performance of our stock reflected in executive compensation through our equity incentive programs, including stock options and restricted stock awards.

Role of Executive Officers in Compensation Decisions

The Compensation, Corporate Governance and Nominating Committee supervises the design and implementation of compensation policies for all executive officers (which include the named executive officers) and overall incentive equity awards to all employees of the Company. Decisions regarding the non-equity compensation of executive officers, other than named executive officers, are made by the Chief Executive Officer within the compensation philosophy set by the Committee. Decisions regarding the non-equity compensation of named executive officers are made by the Chief Executive Officer and the Committee for consistency with the Company’s compensation policies.

The Chief Executive Officer semi-annually reviews the performance of each member of the senior executive team, including named executive officers (other than himself whose performance is reviewed by the Committee). The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are then presented to the Committee by the Chief Executive Officer. The Committee will review and approve the recommendations for consistency with the Company’s compensation policies.

Setting Executive Compensation

During the course of each fiscal year, it has been the practice of the Chief Executive Officer to review the history of all the elements of each executive officer’s total compensation and the Chief Executive Officer may also compare the compensation of the executive officers with that of the executive officers in an appropriate market comparison group of companies with a capitalization similar to that of the Company. We seek to set compensation levels that are perceived as fair, internally and externally, and competitive with overall compensation levels at other companies in our industry, including larger companies from which we may want to recruit employees. However, the Company does not establish individual objectives in the range of comparative data for each individual or for each element of compensation. Typically, the Chief Executive Officer sets compensation with respect to the executive officers who report to him and presents it to the Committee for conformity with the Company’s overall compensation policies. The named executive officers are not present at the time of these deliberations. The Committee then performs a similar review of the Chief Executive Officer’s total compensation and makes compensation decisions with respect to such officer, who does not participate in that determination.

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

There is no pre-established policy or target for the allocation between either cash or non-cash compensation. Historically we have granted a majority of total compensation to executive officers in the form of cash compensation.

For the year ended December 31, 2012, the principal components of compensation for named executive officers were:

•	base salary;

•	performance-based incentive compensation based on the Company’s and the executive’s performance; and

•	retirement and other benefits made available to all employees.

Base Salary

The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Executive base salaries continue to reflect our operating philosophy, our performance driven corporate culture and business direction, with each salary determined by the skills, experience and performance level of the individual executive, and the needs and resources of the Company. Base salaries are targeted to market levels based on reviews of published salary surveys and the closest related peer company compensation since we do not believe that Newtek has any peer companies. Base salary ranges for named executive officers are determined for each executive based on his or her position and responsibility by using market data from published salary surveys such as Equilar, and the Company generally attempts to fix each named executive officer’s salary within the range. We believe that the Company’s most direct competitors for executive talent are not necessarily restricted to those companies that are included in the peer company index used to compare shareholder returns, but encompass a broader group of companies engaged in the recruitment and retention of executive talent in competition with the Company.

During the review of base salaries for senior level executives, including the named executive officers, we primarily consider:

•	an internal review of each executive’s compensation both individually and relative to other executive officers;

•	individual performance of the executive; and

•	a review of the Company’s revenue growth, net income and cash flow metrics relative to the Company’s annual plan as established by the Board.

Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility. Merit based increases to salaries are based on the Chief Executive Officer’s assessment of the individual’s performance. Merit based increases to the salaries of named executive officers other than the Chief Executive Officer are recommended by the Chief Executive Officer and confirmed by the Committee and those for the Chief Executive officer are determined by the Committee.

Annual Bonus

Annual bonuses may be awarded to executive officers under the Company’s cash bonus plan. The Company creates a bonus pool based on annually determined percentage of the salaries of all employees which it accrues as an expense. Payments under the plan are based on the Company’s overall performance as determined by the Chief Executive Officer and the Committee. The Committee determines any bonus for the Chief Executive Officer based on, among other things, a review of the Company’s revenue growth, net income and cash flow relative to the Company’s annual plans as established by the Board. The Chief Executive Officer in consultation with the Committee with respect to the named executive officers, or in consultation with the named executive officers and other senior level officers with respect to lower level employees, determines annual bonuses for other employees based on such employee’s performance. Factors considered include the achievement of business plans, defined goals and performance relative to other companies of a similar size and business strategy. The mix and weighting of the factors vary, depending on the business segment and the executive’s responsibilities. The level of achievement and overall contribution by the executive determines the level of bonus.

Equity-Based Compensation

From time to time, at the discretion of the Committee, the Company grants equity-based awards, such as stock options or restricted stock to the named executive officers and other employees to create a clear and strong alignment between compensation and shareholder return and to enable the named executive officers and other employees to develop and maintain a stock ownership position in the company that will vest over time and act as an incentive for the employee to remain with the Company. Restricted stock and options may be granted pursuant to the Company’s 2003 Stock Incentive Plan or its 2010 Stock Incentive Plan. The Company’s 2000 Incentive Stock and Deferred Compensation Plan remains in existence but no additional option awards may be made under it since 2010 in accordance with its terms. During the Company’s early years of operation, through approximately 2005, we relied more frequently than at present on equity-based awards due to the limited resources available to the Company to attract and retain qualified employees and executives. During that period the Company paid very little in the form of cash bonuses using instead equity-based awards. Currently, the cash flow of the Company, permits a more balanced approach, allowing a combination of cash and equity awards to implement the Company’s compensation policies.

Under applicable accounting rules, we are required to measure the value of equity awards based on the fair value of the award on the grant date. The cost is recognized in our statement of operations over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period.

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

Options granted by the Committee typically vest over the first two to five years of the ten-year option term, although in certain cases we have granted options that have vested immediately. Vesting rights cease upon termination of employment and vested options granted prior to 2008 may be exercised within one year of termination (other than termination for cause) and those granted in 2008 and subsequent which have vested have 90 days after termination in which to exercise. Prior to the exercise of an option, the holder has no rights as a shareholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

Upon a change of control, or if earlier, the execution of an agreement to effect a change of control, all options and restricted stock awards under the Company’s 2000 Incentive Stock and Deferred Compensation Plan, its 2003 Stock Incentive Plan and its 2010 Stock Incentive Plan become fully vested and immediately exercisable, notwithstanding any other provision of the plan or any agreement.

Benefits and Perquisites

Our executives are generally not entitled to benefits that are not available to all of our employees. In this regard, it should be noted that we do not provide pension arrangements, post-retirement health coverage or similar benefits for our executives or employees. The Committee periodically reviews the levels of benefits provided to executive officers. The named executive officers participate in the Company’s 401(k) savings plan and other benefit plans on the same basis as other similarly situated employees. The Company has adopted a match for the Company’s 401(k) savings plan which consists of a discretionary match of 50% of the first 2% of employee contributions up to a maximum of 1% of the employee’s compensation. At the Company’ discretion the match may be in the form of cash or Company Common Shares. In 2012, a match of $105,992 in Common Shares was approved and paid in March 2013.

The perquisites we provided in fiscal 2012 are as follows. We paid the premiums on life insurance policies for and certain travel costs for Mr. Sloane the Chief Executive Officer in the amount of $4,432. In addition, we paid Mr. Brunet, the Executive Vice President and Chief Information Officer, relocation expenses in the amount of $4,700.

Compensation of the Chief Executive Officer

The Committee determined the compensation for Barry Sloane, Chairman, Chief Executive Officer and President for 2012. While recognizing the Chief Executive Officer’s leadership in building a highly talented management team and in driving the Company forward, Mr. Sloane’s salary was maintained at $350,000 for 2012 to which was added a bonus of $300,000 which was paid in 2012. Mr. Sloane received a $100,000 bonus in 2011 and a $250,000 bonus in 2010. In addition Mr. Sloane received an award of 75,000 and 400,000 restricted Common Shares in 2013 and 2011, respectively with a value as of the date of award $138,750 and $680,000, respectively. The Committee has determined that this salary and bonus package is competitive with the labor market median for someone with his skills and talents and is reflective of the Company’s current cash and financial position and the status of the Company’s Common Shares. Mr. Sloane’s base compensation has remained unchanged from 2005 through 2012.

Compensation of the Other Named Executive Officers

The Committee approved the 2012 compensation for Craig J. Brunet, Executive Vice President and Chief Information Officer, and Jennifer Eddelson, Executive Vice President and Chief Accounting Officer as recommended to it by the Chief Executive Officer.

As with the Chief Executive Officer, Mr. Brunet’s base salary was maintained at, $276,000 in both 2011 and 2012. In 2012, Mr. Brunet received an award of 10,000 restricted Common Shares valued at $18,500 and a cash bonus of $41,400. In 2011, Mr. Brunet was awarded 50,000 restricted Common Shares valued at $85,000 and did not receive a cash bonus. In 2012 Mr. Brunet received a cash bonus of $41,400 which was paid in 2012. Ms. Eddelson’s base salary was increased to $240,000 on March 1, 2012. Ms. Eddelson’s total salary for 2012 was $230,833 and in addition received a cash bonus of $50,000 paid in 2012, and 10,000 restricted Common Shares valued at $18,500. Ms. Eddelson received a cash bonus in 2011 of $35,000 which was paid in 2012, and 35,000 restricted Common Shares valued at $56,000. The Chief Executive Officer and the Committee have determined that these compensation packages are competitive with the labor market median for managers with their skills and talents and are reflective of the Company’s current cash and financial position and the status of the Company’s Common Shares.

Conclusion

Attracting and retaining talented and motivated management and employees is essential to creating long-term shareholder value. Offering a competitive, performance-based compensation program helps to achieve this objective by aligning the interests of the executive officers and other key employees with those of shareholders. We believe that the Company’s 2012 compensation program met those objectives.

ADVISORY VOTE ON EXECUTIVE COMPENSATION

At our 2011 annual meeting 98.94% of the votes cast on the advisory vote on executive compensation proposal were in favor of holding an advisory vote of shareholders on executive compensation, and 82.69% of the votes cast were in favor of holding that advisory vote every three (3) years. The Compensation, Corporate governance and Nominating Committee reviewed these results and determined that our shareholders should vote on a say-on-pay proposal every three years. Accordingly, the next say-on-pay vote will be at our 2014 annual meeting.

COMPENSATION RISK ASSESSMENT

Our Compensation, Corporate Governance and Nominating Committee aims to establish company-wide compensation policies and practices that reward contributions to long-term shareholder value and do not promote unnecessary or excessive risk-taking. In furtherance of this objective, the Committee conducted an assessment of our compensation arrangements, including those for our named executive officers. The assessment process included, among other things, a review of our (1) compensation philosophy, (2) compensation mix and (3) cash and equity-based incentive plans.

In its review, among other factors, the Committee considered the following:

•

Our revenue model and our cash incentive plan encourage our employees to focus on creating a stable, predictable stream of revenue over multiple years, rather than focusing on current year revenue at the expense of succeeding years.

•	The distribution of compensation among our core compensation elements has effectively balanced short-term performance and long-term performance.

•	Our cash and equity-based incentive awards in conjunction with management efforts focus on both near-term and long-term goals.

•

Our cash and equity-based incentive awards contain a range of performance levels and payouts, to discourage executives from taking risky actions to meet a single target with an all or nothing result of compensation or no compensation.

•	Our executives are encouraged to hold a meaningful number of our Common Shares pursuant to our stock ownership policy.

Based upon this assessment, our Compensation, Corporate Governance and Nominating Committee believes that our company-wide compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us.

COMPENSATION COMMITTEE REPORT

The Compensation, Corporate Governance and Nominating Committee of the Company has reviewed and discussed the foregoing Compensation Discussion and Analysis for fiscal 2012 required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation, Corporate Governance and Nominating Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement.

THE COMPENSATION, CORPORATE GOVERNANCE AND NOMINATING COMMITTEE

Salvatore F. Mulia, Chairman

David C. Beck

Sam Kirschner

SUMMARY COMPENSATION TABLE

The following tables set forth the aggregate compensation earned by the Company’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and next most highly compensated executive officers during 2012 and the two previous years which we refer to as named executive officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(5)		Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other compensation (in excess of $10,000) ($)	Total ($)
Barry Sloane, CEO	2012	350,000		300,000	(4)	138,780	(7)					788,750
	2011	350,000		100,000	(3)	680,000		—	—	—	—	1,130,000
	2010	350,000		250,000	(1)	—		—	—	—	—	600,000
Craig J. Brunet, EVP and	2012	276,000		41,400	(4)	18,500	(7)	—	—	—	—	317,400
Chief Information Officer	2011	276,000		—		85,000		—	—	—	—	361,000
	2010	276,000		41,400	(2)	13,250		—	—	—	—	330,650
Jennifer Eddelson, EVP and	2012	230,833		50,000	(4)	74,500	(8)					355,333
Chief Accounting Officer(7)	2011	92,500	(8)	35,000	(3)	25,500						243,833

(1)	Cash bonus awarded for 2010 performance, $125,000 of which was paid in 2010 and $125,000 was paid in the first quarter of 2011.
(2)	Cash bonus awarded for 2009 performance and paid in 2010.
(3)	Cash bonus awarded for 2010 performance and paid in 2011.
(4)	Cash bonus awarded for 2011 performance and paid in 2012.
(5)	The value reported for Stock and Option Awards is the aggregate grant date fair value of options or restricted stock awards granted to the named executive officers in the years shown, determined in accordance with FASB ASC Topic 718, disregarding adjustments for forfeiture assumptions. The assumptions for making the valuation determinations are set forth in the footnote titled “Stock-Based Compensation” to our financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
(6)	Effective July 1, 2011.
(7)	Stock grants awarded for 2012 performance, granted 2013.
(8)	$18,500 was for stock grants awarded for 2012 performance, granted in 2013; $56,000 was for stock grants awarded for 2011 performance, granted in 2012.

Equity Compensation Plans

The following table provides information as of December 31, 2012 with respect to our Common Shares that may be issued under our equity compensation plans.

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders (1)	1,943,050	$1.44	3,405,768
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	1,943,050	$1.44	3,405,768

(1)	Consists of 4,250,000 common shares under the Company’s 2000 Stock Incentive and Deferred Compensation Plan, 1,000,000 common shares under the Company’s 2003 Stock Incentive Plan, and 1,650,000 common shares under the Company’s 2010 Stock Incentive Plan.
(2)	Excludes 1,148,400 restricted stock rights which have a zero exercise price.

GRANTS OF PLAN BASED AWARDS

The following reflects all grants to our named executive officers awarded in the fiscal year ended December 31, 2012, all of which vest on July 1, 2014.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Option Awards ($)
Barry Sloane, CEO	—	—	—	—	—	—	—	—	—	—	—
Craig J. Brunet, EVP, CIO	—	—	—	—	—	—	—	—	—	—	—
Jennifer C. Eddelson, EVP, CAO	04/12/12	—	—	—	—	—	—	35,000	—	—	56,000

OUTSTANDING EQUITY AWARDS AT 2012 YEAR END

The following table reflects all outstanding equity awards held by our named executive officers as of December 31, 2012:

	Option Awards (1)						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Barry Sloane, CEO	—		—	—	—	—	—	—	400,000	(2)	680,000
Craig J. Brunet, EVP, CIO	100,000 100,000	(1)	—	—	1.57 1.50	12/21/15 05/18/18	—	—	50,000 10,600	(2) (2)	85,000 18,323
Jennifer C. Eddelson, EVP, CAO	10,000 20,000	(1)	—	—	1.57 1.50	12/21/15 05/18/18	—	—	50,000	(2)	80,450

(1)	These options are fully vested.
(2)	These shares of restricted stock shall vest on the earliest of the following to occur: (a) July 1, 2014; (b) a Change in Control (as defined in the plan) of the Company; or (c) His/her death or total disability.

OPTIONS EXERCISED AND STOCK VESTED

There were no stock options exercised nor restricted Common Shares vested during 2012 for the named executive officers.

Employment Agreements

The Company has entered into separate employment agreements with the following three executive officers:

•	Barry Sloane, as Chairman, Chief Executive Officer and Secretary; and

•	Craig J. Brunet, as Executive Vice President and Chief Information Officer; and

•	Jennifer Eddelson, as Executive Vice President and Chief Accounting Officer

Barry Sloane, as Chairman and Chief Executive Officer, is responsible for implementing the policies adopted by the Company’s Board of Directors.

Mr. Sloane’s employment agreement provides for:

•	A twelve month term through March 31, 2013 at an annual base salary of $350,000;

•	at least one annual salary review by the Board of Directors;

•	participation in any discretionary bonus plan established for senior executives;

•	retirement and medical plans, customary fringe benefits, vacation and sick leave; and

•	$2 million of split-dollar life insurance coverage.

Mr. Brunet’s employment agreement provides for:

•	A twelve month term through March 31, 2013 at an annual base salary of $276,000;

•	at least one annual salary review by the Board of Directors;

•	participation in any discretionary bonus plan established for senior executives; and

•	retirement and medical plans, customary fringe benefits, vacation and sick leave.

Ms. Eddelson’s employment agreement provides for:

•	A twelve month term through May 31, 2013 at an annual base salary of $240,000;

•	at least one annual salary review by the Board of Directors;

•	participation in any discretionary bonus plan established for senior executives; and

•	retirement and medical plans, customary fringe benefits, vacation and sick leave.

Payments upon Change of Control

Mr. Sloane’s employment agreement provides for a payment in the event of non-renewal of his employment in an amount equal to one and one half (1.5) times, or in the case of a change of control or termination other than for cause of the agreement an amount equal to two (2) times, the sum of (i) the executive’s base salary in effect at the time of termination, plus (ii) the amount of any incentive compensation paid with respect to the immediately preceding fiscal year.

Mr. Brunet’s and Ms. Eddelson’s employment agreements provide for a payment in the case of termination other than for cause or in connection with a change in control of the agreement equal to one (1) times the sum of (i) the executive’s base salary in effect at the time of termination, plus (ii) the amount of any incentive compensation paid with respect to the immediately preceding fiscal year. Mr. Brunet’s employment agreement also provides for a payment in the case of non-renewal equal to one (1) times the sum of (i) the executive’s base salary in effect at the time of termination, plus (ii) the amount of any incentive compensation paid with respect to the immediately preceding fiscal year.

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

Under each of the employment agreements, the Company may terminate an employee’s employment for “just cause” as defined in the agreement, and upon the termination, no severance benefits are available. If the employee voluntarily terminates his employment for “good reason” as defined in the agreement, or the employee’s employment terminates during the term of the agreement due to death, disability, or retirement after age 62, the employee will be entitled to a continuation of his salary and benefits from the date of termination through the remaining term of the agreement. The employee is able to terminate voluntarily his agreement by providing 60 days written notice to the Board of Directors, in which case the employee is entitled to receive only his compensation, vested rights and benefits up to the date of termination.

Post Termination Payments

The table below reflects the amount of compensation that would be payable to the executive officers under existing arrangements if the hypothetical termination of employment events described above had occurred on December 31, 2012, given their compensation and service levels as of such date. All payments are payable by the Company in a lump sum unless otherwise noted.

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

	Post Termination Payments
Name	Change in Control	Non-Renewal	Termination without Cause
Barry Sloane, CEO	$800,000	$625,000	$800,000
Craig Brunet, EVP, CIO	$276,000	$276,000	$276,000
Jennifer Eddelson, EVP, CAO	$240,000	—	$240,000

The actual amounts that would be paid upon Mr. Sloane’s and Mr. Brunet’s termination of employment can be determined only at the time of their separation from the Company.

Nonqualified Deferred Compensation

The Company did not have any nonqualified deferred compensation in the year ended December 31, 2012

Pension Benefits

The Company had no obligation under pension benefit plans to the named executive officers as of December 31, 2012.

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

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, the Company began accounting for stock-based payments under its three incentive stock plans in accordance with the requirements of FASB Statement 123(R).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below shows the number of our common shares beneficially owned as of March 27, 2013 by:

•	each person or group known by us to beneficially own more than 5% of our outstanding common shares;

•	each director and nominee for director;

•	each executive officer named in the Summary Compensation Table under the heading “Executive Compensation;” and

•	all of our current directors and executive officers of the company as a group.

The number of shares beneficially owned by each 5% holder, director or executive officer is determined by the rules of the SEC, and the information does not necessarily indicate beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the person or entity has sole or shared voting power or investment power and also any shares that the person or entity can acquire within 60 days of March 27, 2013 through the exercise of any stock option or other right. For purposes of computing the percentage of outstanding shares of common shares held by each person or entity, any shares that the person or entity has the right to acquire within 60 days after March 27, 2013 are deemed to be outstanding with respect to such person or entity but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person or entity. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) over the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. As of March 27, 2013 there were 35,311,888 common shares issued and outstanding.

Name and Address of Beneficial Owner(1)	Shares Owned	Right to Acquire(2)	Total Beneficial Ownership(3)	Percent of Class
David C. Beck	188,154	39,685	227,839	*
Craig J. Brunet	83,384	200,000	283,384	*
Jennifer C. Eddelson	13,370	30,000	43,370	*
Sam Kirschner	69,303	—	69,303	*
Salvatore F. Mulia	60,695	27,780	88,475	*
Jeffrey G. Rubin(4)	4,291,505	—	4,291,505	13.30%
Barry Sloane	4,700,266	—	4,700,266	14.57%
All current directors and executive Officers as a group (7 persons)			9,704,142	30.08%

*	Less than 1% of total common shares outstanding as of March 27, 2013.
(1)	Unless otherwise stated, the address of each person listed is c/o Newtek Business Services, Inc., 212 W. 35th Street, 2nd floor, New York, New York 10001.
(2)	Number of shares underlying stock options which are exercisable as of March 27, 2013, or which become exercisable 60 days thereafter.
(3)	As of March 27, 2013 except with respect to Mr. Rubin as of March 14, 2007.
(4)	Resigned as President March 7, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

CohnReznick LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2011 and December 31, 2012.

Fees for professional services rendered to the Company by CohnReznick LLP during the fiscal year ended December 31, 2012 were as follows (in thousands):

Audit Fees	$725
Audit Related Fees	60
All Other Fees	—

Total Fees	$785

Fees for professional services rendered to the Company by CohnReznick LLP during the fiscal year ended December 31, 2011 were as follows (in thousands):

Audit Fees	$775
Audit Related Fees	105
All Other Fees	—

Total Fees	$880

Audit Fees: The audit fees for the fiscal years ended December 31, 2012 and 2011 were for professional services rendered in connection with the audits of the Company’s annual financial statements, assistance with review of documents filed with the SEC, consents and other services required to be performed by our independent registered public accounting firm.

Audit-Related Fees: All other fees billed to the Company by CohnReznick LLP during the fiscal years ended December 31, 2012 and 2011 for non-audit services and assurance and related services for attestations not required by law.

Tax Fees: No fees were billed to the Company by CohnReznick LLP during the fiscal years ended December 31, 2012 and 2011 for professional services rendered in connection with tax compliance, tax advice, and tax planning.

All Other Fees: None.

In accordance with the Audit Committee Charter, all of the foregoing audit and non-audit fees paid to and the related services provided by CohnReznick LLP were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial Statements.

(a)(2)	Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Newtek Business Services, Inc., as amended (Incorporated by reference herein to Exhibit 3.1 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010).

3.2	Bylaws of Newtek Business Services, Inc. (Incorporated by reference to Exhibit 3.2 to Newtek’s Registration Statement on Form S-4, No. 333-115615, filed August 11, 2000).

10.1	Employment Agreement with Barry Sloane, dated April 9, 2012, (Incorporated by reference to Exhibit 10.1.1 to Newtek’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed May 10, 2012).

10.2	Employment Agreement with Craig J. Brunet, dated April 9, 2012 (Incorporated by reference to Exhibit 10.2.2 to Newtek’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed May 10, 2012).

10.3	Employment Agreement with Jennifer Eddelson, dated June 1, 2012 (Incorporated by reference to Exhibit 10.10 to Newtek’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed August 6, 2012).

10.4	Lease and Master Services Agreement dated March 15, 2007 between CrystalTech Web Hosting, Inc. and i/o Data Centers (Incorporated by reference to Exhibit 10.4 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 15, 2007).

10.5.1	Loan and Security Agreement, dated as of April 30, 2010, between CrystalTech Web Hosting, Inc., Newtek Small Business Finance, Inc. and Capital One, N.A. (Incorporated by reference herein to Exhibit 10.16.1 to Newtek’s Current Report on Form 8-K, filed May 4, 2010).

10.5.2	Guaranty of Payment and Performance, dated as of April 30, 2010, between Newtek Business Services, Inc. and Capital One Bank, N.A. (Incorporated by reference herein to Exhibit 10.16.2 to Newtek’s Current Report on Form 8-K, filed May 4, 2010).

10.6.1	Newtek Business Services, Inc. 2010 Stock Incentive Plan (Incorporated by reference herein to Exhibit 10.17 to Newtek’s Current Report on Form 8-K, filed June 14, 2010).

10.6.2	Form of ISO Stock Option Agreement for Newtek’s 2010 Stock Incentive Plan (Incorporated by reference herein to Exhibit 10.17.2 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010).

10.6.3	Form of Non-ISO Stock Option Agreement for Newtek’s 2010 Stock Incentive Plan (Incorporated by reference herein to Exhibit 10.17.3 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010).

10.6.4	Form of Stock Appreciation Rights Agreement for Newtek’s 2010 Stock Incentive Plan (Incorporated by reference herein to Exhibit 10.17.4 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010.

10.6.5	Form of Restricted Share Award Agreement for Newtek’s 2010 Stock Incentive Plan (Incorporated by reference herein to Exhibit 10.17.5 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010.)

10.7.1	Loan and Security Agreement, dated as of December 15, 2010, between Newtek Small Business Finance, Inc. and Capital One Bank, N.A. (Incorporated by reference herein to Exhibit 10.18.1 to Newtek’s Current Report on Form 8-K, filed December 20, 2010, as amended on March 2, 2011).

10.7.2	Guaranty Agreement, dated as of December 15, 2010, between Newtek Business Services, Inc. and Capital One Bank, N.A. (Incorporated by reference herein to Exhibit 10.18.2 to Newtek’s Current Report on Form 8-K, filed December 20, 2010, as amended on March 2, 2011).

10.7.3	Amended and Restated Loan and Security Agreement, dated as of June 16, 2011, by and between Newtek Small Business Finance, Inc. and Capital One, N.A. (Incorporated by reference herein to Exhibit 10.8.3 to Newtek’s Current Report on Form 8-K, filed June 21, 2011).

10.7.4	Amended and Restated Guaranty of Payment and Performance, dated as of June 16, 2011, by and between Newtek Business Services, Inc., and Capital One, N.A. (Incorporated by reference herein to Exhibit 10.8.4 to Newtek’s Current Report on Form 8-K, filed June 21, 2011).

10.7.5	Amendment to Loan Documents, dated October 6, 2011, by and among Newtek Small Business Finance, Inc., Capital One Bank, N.A. and each of the guarantors listed on the signature pages thereto (Incorporated by reference herein to Exhibit 10.8.5 to Newtek’s Current Report on Form 8-K, filed October 11, 2011).

10.8.1	Newtek Small Business Loan Trust Class A Notes, dated December 22, 2010 (Incorporated by reference herein to Exhibit 10.19.1 to Newtek’s Current Report on Form 8-K, filed December 23, 2010).

10.8.2	Amended Newtek Small Business Loan Trust Class A Notes, dated December 29, 2011 (Incorporated by reference herein to Exhibit 10.19.2 to Newtek’s Current Report on Form 8-K, filed January 5, 2012).

10.8.3	Additional Newtek Small Business Loan Trust Class A Notes, dated December 29, 2011 (Incorporated by reference herein to Exhibit 10.19.3 to Newtek’s Current Report on Form 8-K, filed January 5, 2012).

10.9.1	Loan and Security Agreement, dated as of February 28, 2011, by and between CDS Business Services, Inc. and Sterling National Bank (Incorporated by reference herein to Exhibit 10.10.1 to Newtek’s Current Report on Form 8-K, filed March 3, 2011).

10.9.2	Guaranty, dated as of February 28, 2011, by and between Newtek Business Services, Inc. and Sterling National Bank (Incorporated by reference herein to Exhibit 10.10.2 to Newtek’s Current Report on Form 8-K, filed March 3, 2011).

10.9.3	Amendment No. 1, dated December 5, 2012, to Loan and Security Agreement, dated as of February 28, 2011, by and between CDS Business Services, Inc. and Sterling National Bank (Incorporated by reference herein to Exhibit 10.9.3 to Newtek’s Current Report on Form 8-K, filed December 11, 2012).

10.10.1	Credit Agreement by and between Newtek Business Services, Inc. and Several Lenders dated as of April 25, 2012 (Incorporated by reference to Exhibit 10.10.1 to Newtek’s Current Report on Form 8-K filed May 1, 2012).

10.10.2	Warrant issued to Summit Partners Credit Advisers, L.P., dated April 25, 2012 (Incorporated by reference to Exhibit 10.10.1 to Newtek’s Current Report on Form 8-K filed May 1, 2012).

21.1	Subsidiaries of the Registrant filed herewith.

23.1	Consent of CohnReznick LLP filed herewith.

31.1	Certification by Principal Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as amended filed herewith.

31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as amended filed herewith.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: April 1, 2013	By:	/s/ BARRY SLOANE
Barry Sloane
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: April 1, 2013	By:	/s/ JENNIFER EDDELSON
Jennifer Eddelson
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ BARRY SLOANE	Chairman of the Board, President, Chief	April 1, 2013
Barry Sloane	Executive Officer and Secretary (Principal Executive Officer)

/s/ JENNIFER EDDELSON	Chief Accounting Officer (Principal	April 1, 2013
Jennifer Eddelson	Financial Officer and Principal Accounting Officer)

/s/ DAVID C. BECK	Director	April 1, 2013
David C. Beck

/s/ SALVATORE MULIA	Director	April 1, 2013
Salvatore Mulia

/s/ SAMUEL KIRSCHNER	Director	April 1, 2013
Samuel Kirschner

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Newtek Business Services, Inc.

We have audited the accompanying consolidated balance sheets of Newtek Business Services, Inc. and Subsidiaries’ as of December 31, 2012 and 2011 (Restated), and the related consolidated statements of income, changes in equity and cash flows for the years ended December 31, 2012, 2011 (Restated) and 2010. Newtek Business Services, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Newtek Business Services, Inc. and Subsidiaries as of December 31, 2012 and 2011 (Restated), and their results of operations and cash flows for the years ended December 31, 2012, 2011 (Restated) and 2010, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 26 to the consolidated financial statements, the Company has restated its December 31, 2011 consolidated financial statements.

/s/ CohnReznick LLP

Jericho, New York

April 1, 2013

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 (RESTATED) AND 2010

(In Thousands, except for Per Share Data)

	2012	2011 (Restated)	2010
Operating revenues:
Electronic payment processing	$85,483	$82,473	$80,920
Web hosting and design	18,208	19,181	19,164
Premium income	12,367	12,468	2,428
Interest income	3,422	2,629	1,903
Servicing fee income – NSBF portfolio	2,298	1,635	1,784
Servicing fee income – external portfolios	4,564	1,466	784
Income from tax credits	522	1,390	2,380
Insurance commissions	1,205	1,071	886
Other income	3,061	3,026	2,470

Total operating revenues	131,130	125,339	112,719

Net change in fair value of:
SBA loans	(1,013)	(5,493)	3,494
Warrants	(111)	—	—
Credits in lieu of cash and notes payable in credits in lieu of cash	3	(131)	38

Total net change in fair value	(1,121)	(5,624)	3,532

Operating expenses:
Electronic payment processing costs	72,183	69,389	68,187
Salaries and benefits	22,314	21,042	19,391
Interest	4,495	3,416	4,479
Depreciation and amortization	3,036	3,955	4,709
Provision for loan losses	810	763	1,909
Lease restructuring charges	—	990	—
Other general and administrative costs	17,732	18,132	16,699

Total operating expenses	120,570	117,687	115,374

Income before income taxes	9,439	2,028	877
Provision (benefit) for income taxes	3,882	(1,195)	(418)

Net income	5,557	3,223	1,295
Net loss attributable to non-controlling interests	86	112	144

Net income attributable to Newtek Business Services, Inc.	$5,643	$3,335	$1,439

Weighted average common shares outstanding:
Basic	35,523	35,706	35,655

Diluted	36,747	36,073	35,801

Basic income per share	$0.16	$0.09	$0.04

Diluted income per share	$0.15	$0.09	$0.04

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011 (RESTATED)

(In Thousands, except for Per Share Data)

	2012	2011 (Retstated)
ASSETS
Cash and cash equivalents (includes $1,865 and $—, respectively, related to VIE)	$14,229	$11,201
Restricted cash	8,456	14,228
Broker receivable	16,698	4,911
SBA loans held for investment, net (includes $12,910 and $15,217, respectively related to securitization trust VIE; net of reserve for loan losses of $2,589 and $2,900, respectively)	14,647	18,555
SBA loans held for investment, at fair value (includes $22,931 and $19,617, respectively, related to securitization trust VIE)	43,055	21,857
Accounts receivable (net of allowance of $561 and $308, respectively)	10,871	8,180
SBA loans held for sale, at fair value	896	2,198
Prepaid expenses and other assets, net (includes $1,123 and $1,211, respectively, related to securitization trust VIE)	11,014	11,762
Servicing assets (net of accumulated amortization and allowances of $6,750 and $5,964, respectively)	4,682	3,420
Fixed assets (net of accumulated depreciation and amortization of $10,922 and $16,463, respectively)	3,523	2,853
Intangible assets (net of accumulated amortization of $13,855 and $13,226, respectively)	1,558	1,420
Credits in lieu of cash	8,703	16,948
Goodwill	12,092	12,092
Deferred tax asset, net	2,318	170

Total assets	$152,742	$129,795

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$11,206	$12,127
Notes payable	39,823	13,565
Note payable – Securitization trust VIE	22,039	26,368
Capital lease obligation	632	—
Deferred revenue	1,437	1,634
Notes payable in credits in lieu of cash	8,703	16,948

Total liabilities	83,840	70,642

Commitments and contingencies

Equity:
Newtek Business Services, Inc stockholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, 36,913 and 36,701 issued; 35,178 and 35,702 outstanding, respectively, not including 83 shares held in escrow)	738	734
Additional paid-in capital	60,609	57,960
Retained earnings (accumulated deficit), (includes $1,466 and $—, respectively, related to consolidation of VIE on January 1, 2012)	7,008	(101)
Treasury stock, at cost (1,735 and 999 shares, respectively)	(1,508)	(620)

Total Newtek Business Services, Inc. stockholders’ equity	66,847	57,973
Non-controlling interests	2,055	1,180

Total equity	68,902	59,153

Total liabilities and equity	$152,742	$129,795

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 (RESTATED)AND 2010

(In Thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Number of Shares of Treasury Stock	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2009	36,674	$733	$57,302	$(4,974)	1,026	$(649)	$1,615	$54,027
Stock-based compensation	—	—	77	—	—	—	—	77
Grant of restricted stock award	—	—	4	—	—	—	—	4
Option exercise	27	1	25	—	9	(14)	—	12
Expiration of subsidiary non-controlling interest warrants	—	—	242	—	—	—	(262)	(20)
Cumulative-effect adjustment, deconsolidation of OnLAN, LLC	—	—	—	99	—	—	—	99
Non-controlling interest contribution	—	—	—	—	—	—	100	100
Net income	—	—	—	1,439	—	—	(144)	1,295

Balance at December 31, 2010	36,701	734	57,650	(3,436)	1,035	(663)	1,309	55,594
Issuance of treasury shares	—	—	27	—	(49)	59	—	86
Purchase of treasury shares	—	—	—	—	13	(16)	—	(16)
Grant of restricted stock award	—	—	479	—	—	—	—	479
Buyout of non-controlling interest	—	—	(196)	—	—	—	(17)	(213)
Net income (as restated)	—	—	—	3,335	—	—	(112)	3,223

Balance at December 31, 2011 (as restated)	36,701	734	57,960	(101)	999	(620)	1,180	59,153
Cumulative-effect adjustment, consolidation of Expo	—	—	—	1,466	—	—	2,290	3,756
Deconsolidation of non-controlling interest for Expo’s interest in subsidiary	—	—	(231)	—	—	—	(768)	(999)
Expiration of subsidiary non-controlling interest warrants	—	—	337	—	—	—	(337)	—
Exercise of options	212	4	—	—	—	—	—	4
Issuance of treasury shares	—	—	25	—	(67)	79	—	104
Purchase of treasury shares	—	—	—	—	803	(967)	—	(967)
Grant of restricted stock award	—	—	499	—	—	—	—	499
Issuance of warrant to Summit	—	—	2,070	—	—	—	—	2,070
Purchase of non-controlling interest	—	—	(51)	—	—	—	(224)	(275)
Net income	—	—	—	5,643	—	—	(86)	5,557

Balance at December 31, 2012	36,913	$738	$60,609	$7,008	1,735	$(1,508)	$2,055	$68,902

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 (RESTATED) AND 2010

(In Thousands)

	2012	2011 (Restated)	2010
Cash flows from operating activities:
Net income	$5,557	$3,223	$1,295
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income from tax credits	(522)	(1,390)	(2,380)
Accretion of interest expense	525	1,259	2,418
Fair value adjustments on SBA loans	1,013	5,493	(3,494)
Fair value adjustment of credits in lieu of cash and notes payable in credits in lieu of cash	(3)	131	(38)
Fair value adjustment on warrants	111	—	—
Deferred income taxes	(2,245)	(2,873)	(633)
Depreciation and amortization	3,036	3,955	4,709
Accretion of discount	247	—	—
Provision for loan losses	810	763	1,909
Lease restructuring charges	(291)	990	—
Other, net	946	394	1,032
Changes in operating assets and liabilities:
Originations of SBA loans held for sale	(83,349)	(74,546)	(782)
Originations of SBA loans transferred, subject to premium recourse	—	(274)	(30,752)
Originations of SBA loans, achieving sale status	—	—	(25,983)
Proceeds from originations of SBA loans, achieving sale status	—	—	25,983
Proceeds from sale of SBA loans held for sale	84,743	73,871	—
Proceeds from sale of SBA loans, achieving sale status	—	27,855	—
Liability on SBA loans transferred, subject to premium recourse	—	(30,783)	34,094
Broker receivable	(11,788)	7,148	(5,591)
Accounts receivable	(2,766)	(513)	(4,982)
Prepaid expenses, accrued interest receivable and other assets	3,245	(3,093)	(45)
Accounts payable, accrued expenses, other liabilities and deferred revenue	(597)	2,782	1,849
Other, net	(3,026)	(2,987)	(817)

Net cash (used in) provided by operating activities	(4,354)	11,405	(2,208)

Cash flows from investing activities:
Investments in qualified businesses	(1,651)	—	—
Returns of investments in qualified businesses	233	242	238
Purchase of fixed assets and customer accounts	(3,055)	(1,498)	(2,075)
SBA loans originated for investment, net	(24,190)	(22,269)	(8,244)
Payments received on SBA loans	4,999	4,672	3,212
Change in restricted cash	1,441	1,239	533
Purchase of non-controlling interest	(275)	(196)	—

Net cash used in investing activities	(22,498)	(17,810)	(6,336)

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 (RESTATED) AND 2010

(In Thousands)

	2012	2011 (Restated)	2010
Cash flows from financing activities:
Net borrowings (repayments) on bank lines of credit	$18,387	$1,033	$(3,107)
Increase in cash due to consolidation of VIE	2,763	—	—
Proceeds from term loan	10,000	—	12,500
Payments on bank term note payable	(417)	(417)	(12,743)
Payments on senior notes	(4,561)	(2,821)	(299)
Issuance of senior notes, net of issuance costs	—	13,513	14,510
Change in restricted cash due to debt refinancing	—	(750)	—
Change in restricted cash related to securitization	5,053	(2,954)	(4,161)
Additions to deferred financing costs	(1,246)	—	—
Purchase of treasury shares	(967)	(16)	—
Other, net	868	(364)	(355)

Net cash provided by financing activities	29,880	7,224	6,345

Net increase (decrease) in cash and cash equivalents	3,028	819	(2,199)
Cash and cash equivalents—beginning of year	11,201	10,382	12,581

Cash and cash equivalents—end of year	$14,229	$11,201	$10,382

Supplemental disclosure of cash flow activities:
Cash paid for interest	$2,844	$1,346	$1,289

Cash paid for taxes	$5,402	$1,280	$388

Non-cash investing and financing activities:
Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$9,362	$19,482	$21,181

Refinance of line of credit to term loan	$—	$—	$2,083

Additional paid in capital, upon acquisition of subsidiaries non-controlling interests	$—	$—	$236

Addition to assets and liabilities on January 1, 2012 as a result of consolidation of interests in Exponential of New York, LLC
Assets	$2,763	$—	$—
Liabilities	7	—	—
Equity	$2,756	$—	$—

Addition to additional paid-in capital for warrants expired previously attributable to non-controlling interests	$338	$—	$—

Initial allocation of value issued to warrants issued in financing transaction	$1,959	$—	$—

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

(In thousands)	Number of Common Shares	Common Shares (at par)	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Number of Treasury Shares	Treasury Shares	Non-controlling Interest	Total
Balance at December 31, 2011, as restated	36,701	$734	$57,960	$(101)	999	$(620)	$1,180	$59,153
Cumulative effect adjustment to opening equity as a result of Expo consolidation	—	—	—	1,466	—	—	2,290	3,756

Adjusted balance at January 1, 2012, as restated 00	36,701	$734	$57,960	$1,365	999	$(620)	$3,470	$62,909

The consolidated financial statements of Newtek Business Services, Inc., its Subsidiaries and consolidated entities (the “Company” or “Newtek”) have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and include all wholly- and majority-owned subsidiaries, and several portfolio companies in which the Capcos own non-controlling interest, or those variable interest entities of which Newtek is considered to be the primary beneficiary. All inter-company balances and transactions have been eliminated in consolidation. Non-controlling interests (previously shown as minority interests) are reported below net income (loss) under the heading “Net loss attributable to non-controlling interests” in the consolidated statements of income and shown as a component of equity in the consolidated balance sheets. See New Accounting Standards for further discussion.

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

During 2012, the Company revised its estimate for the amortization period of the servicing asset. Please see Note 5 to the Consolidated Financial Statements for a full discussion.

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

Subsequent measurements of each class of servicing assets and liabilities may use either the amortization method or the fair value measurement method. NSBF has chosen to apply the amortization method to its servicing asset, amortizing the asset in proportion to, and over the period of, the estimated future net servicing income on the underlying sold guaranteed portion of the loans and assessing the servicing asset for impairment based on fair value at each reporting date. In the event future prepayments are significant or impairments are incurred and future expected cash flows are inadequate to cover the unamortized servicing assets, additional amortization or impairment charges would be recognized. In evaluating and measuring impairment of servicing assets, NSBF stratifies its servicing assets based on year of loan and loan term which are the key risk characteristics of the underlying loan pools. The Company uses an independent valuation specialist to estimate the fair value of the servicing asset by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that NSBF believes market participants would use for similar assets. If NSBF determines that the impairment for a stratum is temporary, a valuation allowance is recognized through a charge to current earnings for the amount the amortized balance exceeds the current fair value. If the fair value of the stratum were to later increase, the valuation allowance may be reduced as a recovery. However, if NSBF determines that impairment for a stratum is other than temporary, the value of the servicing asset and any related valuation allowance is written-down

SBA Loan Interest and Fees: Interest income on loans is recognized as earned. A loan is placed on non-accrual status if it exceeds 90 days past due with respect to principal or interest and, in the opinion of management, interest or principal on the loan is not collectible, or at such earlier time as management determines that the collectability of such principal or interest is unlikely. Such loans are designated as impaired non-accrual loans. All other loans are defined as performing loans. When a loan is designated as impaired non-accrual, the accrual of interest is discontinued, and any accrued but uncollected interest income is reversed and charged against current operations. While a loan is classified as impaired non-accrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding.

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

Electronic Payment Processing Costs

Electronic payment processing costs consist principally of costs directly related to the processing of merchant sales volume, including interchange fees, VISA® and MasterCard® dues and assessments, bank processing fees and costs paid to third-party processing networks. Such costs are recognized at the time the merchant transactions are processed or when the services are performed. Two of the most significant components of electronic processing expenses include interchange and assessment costs, which are set by the credit card associations. Interchange costs are passed on to the entity issuing the credit card used in the transaction and assessment costs are retained by the credit card associations. Interchange and assessment fees are billed primarily as a percent of dollar volume processed and, to a lesser extent, as a per transaction fee. In addition to costs directly related to the processing of merchant sales volume, electronic payment processing costs also include residual expenses. Residual expenses represent fees paid to third-party sales referral sources. Residual expenses are paid under various formulae as contracted. These are generally linked to revenues derived from merchants successfully referred to the Company and that begin using the Company for merchant processing services. Such residual expenses are recognized in the Company’s consolidated statements of income.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held almost exclusively at financial institutions with ratings from S&P of A- or better. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of December 31, 2012, cash deposits in excess of FDIC deposit insurance and SIPC insurance totaled approximately $3,781,000 held in U.S. Treasury only money market funds or equivalents in excess of SIPC insurance totaled approximately $1,849,000.

Restricted Cash

Restricted cash includes cash collateral relating to a letter of credit; monies due on SBA loan-related remittances and insurance premiums received by the Company and due to third parties; cash held by the Capcos restricted for use in managing and operating the Capco, making qualified investments and for the payment of income taxes; cash reserves associated with the securitization, cash held in blocked accounts used to pay down bank note payables, cash held for our payroll clients waiting to be remitted to their employees or taxing authority and a cash account maintained as a reserve against electronic payment processing chargeback losses. Following is a summary of restricted cash by segment:

(In thousands):	2012	2011
Electronic payment processing	$387	$284
Small business finance	4,306	9,269
All other	67	164
Corporate activities	986	1,063
Capcos	2,710	3,448

Totals	$8,456	$14,228

Broker Receivable

Broker receivable represents amounts due from third parties for loans which have been traded at period end but have not yet settled.

Purchased Receivables

For clients that are assessed fees based on a discount as well as for clients that are on a prime plus fee schedule, purchased receivables are recorded at the point in time when cash is released to the client. A majority of the receivables purchased with respect to prime plus arrangements are recourse and are sold back to the client if aged over 90 days, depending on contractual agreements. Purchased receivables are included in accounts receivable on the consolidated balance sheets.

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

The fair value measurement, currently recorded as a 7.5% upfront discount of the unguaranteed principal balance of SBA loans held for investment, is based upon internal quantitative data on our portfolio with respect to historical default rates and future expected losses as well as the investor price paid for the senior interest in the Company’s unguaranteed loans with respect to the 2013 securitized transactions, and adjusted for the estimated servicing and interest income to be retained by the trust over an estimated repayment term of three years. This was further adjusted to reflect the estimated default rate on the senior notes based on the default rate on the Company’s loan portfolio, assuming a worst case scenario of no recoveries. Should the performance of the underlying loans to the senior notes change, this could impact the assumptions used in the estimated repayment term as well as the estimated default rate and thus result in a higher or lower discount rate taken in the future; management reviews these assumptions regularly. If a loan measured at fair value is subsequently impaired, then the fair value of the loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. The significant unobservable inputs used in the fair value measurement of the impaired loans involve management’s judgment in the use of market data and third party estimates regarding collateral values. Such estimates are further discounted by 20%—80% to reflect the cost of liquidating the various assets under collateral. Any subsequent increases or decreases in any of the inputs would result in a corresponding decrease or increase in the reserve for loan loss or fair value of SBA loans, depending on whether the loan was originated prior or subsequent to October 1, 2010. Because the loans bear interest at a variable rate, NSBF does not have to factor in interest rate risk.

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

Deferred Financing Costs

Deferred financing costs are being amortized under the straight-line method over the terms of the related indebtedness, which approximates the effective interest method and is included in interest expense in the accompanying consolidated statements of income.

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

Securitization Activities

NSBF engaged in a securitization of the unguaranteed portions of its SBA 7(a) loans in 2010 and 2011. Because the transfer of these assets did not meet the criteria of a sale for accounting purposes, it was treated as a secured borrowing. NSBF continues to recognize the assets of the secured borrowing in Loans held for investment and the associated financing in Notes payable on the consolidated balance sheets.

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

Share—Based Compensation

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

The Company’s U.S. Federal and state income tax returns prior to fiscal year 2008 are closed, and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

Fair Value of Financial Instruments

As required by the Financial Instruments Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the estimated fair values of financial instruments must be disclosed. Excluding fixed assets, intangible assets, goodwill, and prepaid expenses and other assets (excluding as noted below), substantially all of the Company’s assets and liabilities are considered financial instruments as defined under this standard. Fair value estimates are subjective in nature and are dependent on a number of significant assumptions associated with each instrument or group of similar instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows and relevant available market information.

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

New Accounting Standards

In July 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles—Goodwill and Other (ASC Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30 (ASU 2011-08). This new standard was effective for fiscal years beginning after September 15, 2012; the Company is evaluating the impact of adopting of this standard, but it is not anticipated to have a material impact on the Company’s consolidated financial condition or results of operations.

Reclassifications

Certain prior period amounts, including cash, restricted cash, purchased receivables and client hold back with respect to the operations of NBC, have been reclassified to conform to current year presentation. Purchased receivables, reduced by $2,313,000, are included in accounts receivable and client hold back, reduced by $2,313,000, is included in accounts payable and accrued expenses on the consolidated balance sheet. Restricted cash was increased by $162,000 while cash was decreased by the same amount.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In thousands):

	Fair Value Measurements at December 31, 2012 Using:
(In thousands):	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets
Credits in lieu of cash	$8,703	$—	$8,703	$—	$—
SBA loans held for investment	43,055	—	—	43,055	(851)
SBA loans held for sale	896	—	896	—	(162)

Total assets	$52,654	$—	$9,599	$43,055	$(1,013)

Liabilities
Notes payable in credits in lieu of cash	$8,703	$—	$8,703	$—	$3
Warrants	—	—	—	—	(111)

Total Liabilities	$8,703	$—	$8,703	$—	$(108)

Assets and Liabilities Measured at Fair Value on a Recurring Basis as (in thousands):

	Fair Value Measurements at December 31, 2011 Using:
(In thousands):	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets
Credits in lieu of cash	$16,948	$—	16,948	$—	$—
SBA loans held for investment	21,857	—	—	21,857	(2,392)
SBA loans held for sale	2,198	—	2,198	—	265
SBA loans transferred, subject to premium recourse	—	—	—	—	(3,366)

Total assets	$41,003	$—	$19,146	$21,857	$(5,493)

Liabilities
Notes payable in credits in lieu of cash	$16,948	$—	$16,948	$—	$(131)

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

Based on the aforementioned characteristics and in view of the Chartis credit enhancements, the Company believes that market participants purchasing or selling its Capcos’ debt and, therefore, its credits in lieu of cash and notes payable in credits in lieu of cash, view nonperformance risk to be equal to the risk of Chartis nonperformance risk and as such both the fair value of credits in lieu of cash and notes payable in credits in lieu of cash should be priced to yield a rate equal to comparable U.S. Dollar denominated debt instruments issued by Chartis’ parent, AIG. Because the value of notes payable in credits in lieu of cash directly reflects the credit enhancement obtained from Chartis, the unamortized cost relating to the credit enhancement will cease to be separately carried as an asset on the Company’s consolidated balance sheets and is incorporated in notes payable in credits in lieu of cash.

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

On December 31, 2011, the yield on the Chartis Note Basket was 5.53%. As of December 31, 2012, the date the Company revalued the asset and liability, the yields on the Chartis notes averaged 1.72% reflecting changes in interest rates in the marketplace. This decrease in yield increased both the fair value of the credits in lieu of cash and the fair value of the notes payable in credits in lieu of cash. The Company decreased the value of the credits in lieu of cash to equal the value of the notes payable in credits in lieu of cash because the credits in lieu of cash can only be used to satisfy the liability and must equal the value of the notes payable in credits in lieu of cash at all times. The net change in fair value reported in the Company’s consolidated statements of income for the year ended December 31, 2012 was a gain of $3,000.

On December 31, 2010, the yield on the Chartis Note Basket was 4.38%. As of December 31, 2011, the date the Company revalued the asset and liability, the yields on the Chartis notes averaged 5.53% reflecting changes in interest rates in the marketplace. This increase in yield decreased both the fair value of the credits in lieu of cash and the fair value of the notes payable in credits in lieu of cash. The Company decreased the value of the credits in lieu of cash to equal the value of the notes payable in credits in lieu of cash because the credits in lieu of cash can only be used to satisfy the liability and must equal the value of the notes payable in credits in lieu of cash at all times. The net change in fair value reported in the Company’s consolidated statements of income for the year ended December 31, 2011 was a loss of $131,000.

Changes in the future yield of the Chartis issued debt selected for valuation purposes will result in changes to the fair values of the credits in lieu of cash and notes payable in credits in lieu of cash when calculated for future periods; these changes will be reported through the Company’s consolidated statements of income.

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

SBA Loans Held for Investment

For loans that completed funding before October 1, 2010, SBA loans held for investment are reported at their outstanding unpaid principal balances adjusted for charge-offs, net deferred loan origination costs and the allowance for loan losses. For loans that completed funding on or after October 1, 2010, management elected to fair value SBA loans held for investment within the fair value hierarchy that prioritizes observable and unobservable inputs utilizing Level 3 unobservable inputs which reflect the Company’s own expectations about the assumptions that market participants would use in pricing the asset (including assumptions about risk). The Company considers the pricing reflected in its securitization activities to be the best indicator of the fair value discount used to measure loans held for investment. As discussed in the Company’s 2011 Annual Report on Form 10-K, the Company was able to securitize its unguaranteed portions of its SBA 7(a) loans and issued notes to an investor with a S&P rating of “AA.”

The fair value measurement, currently recorded as a 7.5% upfront discount of the unguaranteed principal balance of SBA loans held for investment, is based upon internal quantitative data on our portfolio with respect to historical default rates and future expected losses as well as the investor price paid for the senior interest in our unguaranteed loans with respect to the 2013 securitized transactions, and adjusted for the estimated servicing and interest income to be retained by the trust over an estimated repayment term of three years. This was further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries. Should the performance of the underlying loans to the senior notes change, this could impact the assumptions used in the estimated repayment term as well as the estimated default rate and thus result in a higher or lower discount rate taken in the future; management reviews these assumptions regularly. If a loan measured at fair value is subsequently impaired, then the fair value of the loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. The significant unobservable inputs used in the fair value measurement of the impaired loans involve management’s judgment in the use of market data and third party estimates regarding collateral values. Such estimates are further discounted by 20%—80% to reflect the cost of liquidating the various assets under collateral. Any subsequent increases or decreases in any of the inputs would result in a corresponding decrease or increase in the reserve for loan loss or fair value of SBA loans, depending on whether the loan was originated prior or subsequent to October 1, 2010. Because the loans bear interest at a variable rate, NSBF does not have to factor in interest rate risk.

Below is a summary of the activity in SBA loans held for investment, at fair value (in thousands):

	December 31, 2012	December 31, 2011
Balance, beginning of year	$21,857	$2,310
SBA loans held for investment, originated	24,076	22,385
Payments received	(2,027)	(446)
Fair value loss	(851)	(2,392)

Balance, end of year	$43,055	$21,857

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

Other Fair Value Measurements

Assets Measured at Fair Value on a Non-recurring Basis are as follows (In thousands):

	Fair Value Measurements at December 31, 2012 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets
Impaired loans	$6,965	$—	$—	$6,965	$(822)
Other real-estate owned	534	—	534	—	(168)

Total assets	$7,499	$—	$534	$6,965	$(990)

	Fair Value Measurements at December 31, 2011 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets
Impaired loans	$6,978	$—	$—	$6,978	$(751)
Other real-estate owned	469	—	469	—	(43)

Total assets	$7,447	$—	$469	$6,978	$(794)

Impaired loans

Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Impaired loans for which the carrying amount is based on fair value of the underlying collateral are included in assets and reported at estimated fair value on a non-recurring basis, both at initial recognition of impairment and on an on-going basis until recovery or charge-off of the loan amount. The significant unobservable inputs used in the fair value measurement of the impaired loans involve management’s judgment in the use of market data and third party estimates regarding collateral values. Such estimates are further discounted by 20%—80% to reflect the cost of liquidating the various assets under collateral. Valuations in the level of impaired loans and corresponding impairment affect the level of the reserve for loan losses. Any subsequent increases or decreases in any of the inputs would result in a corresponding decrease or increase in the reserve for loan loss or fair value of SBA loans, depending on whether the loan was originated prior or subsequent to October 1, 2010.

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

NOTE 4—CREDITS IN LIEU OF CASH:

As discussed in Note 3, the Company adopted fair value option for financial assets and financial liabilities concurrent with its adoption of fair value accounting for certain of its assets and liabilities. Following is a summary of the credits in lieu of cash balance as of December 31, 2012 and 2011 (in thousands):

	2012	2011
Balance, beginning of year	$16,948	$35,494
Add: Income from tax credit accretion (at fair value)	1,360	1,390
Less: Deliveries made	(9,362)	(19,482)
Fair value adjustment	(243)	(454)

Balance, end of year	$8,703	$16,948

NOTE 5—SBA LOANS:

SBA loans are well diversified throughout numerous industries, but have a small concentration in the restaurant industry, as well as geographic concentrations in New York and Florida. On October 1, 2010, the Company elected to utilize the fair value option for SBA loans funded on or after that date creating a new loan pool, SBA loans held for investment, at fair value. The components of SBA loans held for investment, at fair value, and SBA loans held for investment, net, as of December 31, 2012 and 2011 are as follows (in thousands):

	2012 Fair Value	2012 Cost Basis	2011 Fair Value	2011 Cost Basis
Gross loans receivable	$46,585	$18,315	$24,535	$22,836
Less: Allowance for loan losses	—	(2,589)	—	(2,900)
Less: Deferred origination fees, net	—	(1,079)	—	(1,381)
Less: Fair value adjustment	(3,530)	—	(2,678)	—

Total	$43,055	$14,647	$21,857	$18,555

The contractual maturities of SBA loans held for investment are as follows (in thousands):

	2012 Fair Value	2012 Cost Basis	2011 Fair Value	2011 Cost Basis
Due in one year or less	$—	$40	$—	$1,033
Due between one and five years	—	4,534	—	3,390
Due after five years	46,585	13,741	24,535	18,413

Total loans receivable, gross	$46,585	$18,315	$24,535	$22,836

All loans are priced at the Prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with the Company. As of December 31, 2012 and 2011, net SBA loans receivable held for investment with adjustable interest rates totaled $58,382,000 and $40,475,000, respectively.

For the years ended December 31, 2012 and 2011, the Company funded $107,425,000 and $97,129,000 in loans and sold approximately $84,743,000 and $73,871,000 of the guaranteed portion of the loans, respectively. Receivables from loans traded but not settled of $16,698,000 and $4,911,000 as of December 31, 2012 and 2011, respectively, are presented as broker receivable in the accompanying consolidated balance sheets.

As of December 31, 2012, $15,030,000 of the guaranteed portion of SBA loans and $28,523,000 of the unguaranteed portion of SBA loans collateralized the current outstanding balance on the Company’s line of credit with Capital One and $36,450,000 of the unguaranteed portions of SBA loans transferred via our securitization transaction collateralized the notes issued by the Trust.

The outstanding balances of loans past due over 90 days and still accruing interest as of December 31, 2012 and 2011 totaled $1,128,000 and $516,000, respectively.

Loans by industry and geographic concentration that accounted for more than 5% of the outstanding gross loans receivable held for investment balance as of December 31, 2012 and 2011 were as follows (in thousands):

	2012		2011
Industry
Restaurants	$4,569		$2,256	*
State
New York	$8,178		$5,618
Florida	7,161		7,136
New Jersey	5,624		3,362
Texas	5,056		3,303
California	4,584		4,170
Georgia	4,579		3,007
Pennsylvania	3,453		1,546	*
Connecticut	3,433		1,780	*
Louisiana	2,547	*	2,506

(*)	Amounts shown for comparative purposes and represent less than 5%.

Below is a summary of the activity in the allowance for loan losses for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Balance, beginning of year	$2,900	$3,559
Provision for loan losses	829	763
Loans charged-off	(1,169)	(1,444)
Recoveries	29	22

Balance, end of year	$2,589	$2,900

At December 31, 2012 and 2011, total impaired non-accrual loans amounted to $6,965,000 and $6,978,000, respectively, of which $1,212,000 were on a fair value basis at December 31, 2012; there were no corresponding impaired loans on a fair value basis at December 31, 2011. For the years ended December 31, 2012 and 2011, average balance of impaired non-accrual loans was $6,935,000 and $8,404,000, respectively. Approximately $2,204,000 and $2,428,000 of the allowance for loan losses and $126,000 and $— of SBA fair value discount were allocated against such impaired non-accrual loans, respectively.

Had interest on these impaired non-accrual loans been accrued, such interest would have totaled $407,000 and $490,000 for 2012 and 2011, respectively. Interest income, which is recognized on a cash basis, related to the impaired non-accrual loans for the years ended December 31, 2012 and 2011, was not material.

NOTE 6—ACCOUNTS RECEIVABLE:

Accounts receivable consists of the following at December 31, 2012 and 2011:

	2012	2011
Purchased receivables	$7,599	$4,922
Electronic payment processing settlement receivables	2,182	2,379
Customer receivables	1,583	1,153
Other receivables	68	34

	11,432	8,488
Allowance for doubtful accounts	(561)	(308)

Total	$10,871	$8,180

NOTE 7—INVESTMENTS IN QUALIFIED BUSINESSES:

Included in prepaid expenses and other assets on the consolidated balance sheets are certain investments in qualified businesses, which are presented separately below between their debt and equity components, and a summary of the activity for the years ended December 31, 2012 and 2011 (in thousands):

Held to maturity debt investments comprised three long-term loans totaling $1,532,000 at December 31, 2012 with original principal balances totaling $1,851,000, and interest rates ranging from 4.25% to 6.00%. At December 31, 2011, the Company had one loan with an outstanding balance of $13,000 with an original principal of $200,000 and interest rate of 4.25%. Following is a summary of activity for the years ended December 31, 2012 and 2011:

	2012	2011
Principal outstanding, beginning of year	$13	$260
Investments made during 2012	1,651	—
Return of principal, net of recoveries	(132)	(247)

Principal outstanding, end of year	$1,532	$13

The Company has a 49% ownership interest in one equity method investment with a balance of $175,000 at December 31, 2012. The original amount invested was $800,000. A summary of activity for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
Total equity investments, beginning of year	$131	$105
Equity in earnings	44	26

Total equity investments, end of year	$175	$131

The Company has not guaranteed any obligation of these investees, and the Company is not otherwise committed to provide further financial support for the investees. However, from time-to-time, the Company may decide to provide such additional financial support which, as of December 31, 2012 was zero. Should the Company determine that impairment exists upon its periodic review, and it is deemed to be other than temporary, the Company will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the consolidated statements of income. During 2012, the Company made additional investments in two held to maturity debt instruments totaling $1,651,000. One of the loans, a $551,000 Bidco investment in an SBA loan, is currently partially funded; upon full funding, which is anticipated to occur in 2013, the guaranteed portion will be sold. During the years ended December 31, 2012 and 2011, the Company received $132,000 and $247,000 in principal repayments on its debt investments, respectively.

NOTE 8—SERVICING ASSETS:

The Company reviews capitalized servicing rights for impairment. This review is performed based on risk strata, which are determined on a disaggregated basis given the predominant risk characteristics of the underlying loans. The predominant risk characteristics are loan terms and year of loan origination.

The following summarizes the activity pertaining to servicing assets for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Balance, beginning of year	$3,420	$2,225
Servicing assets capitalized	2,050	1,971
Servicing assets amortized	(788)	(776)

Balance, end of year	$4,682	$3,420

For the years ended December 31, 2012, 2011 and 2010, servicing fees received on the Company’s SBA 7(a) originated portfolio totaled $2,297,000, $1,629,000 and $1,785,000, respectively. The Company also performs servicing functions on loans originated by other SBA lenders. The Company does not retain any risk on such portfolios and earns servicing fees based upon a mutually negotiated fee per loan. The total servicing fee income recognized for loans serviced for others in 2012, 2011 and 2010 was $4,564,000, $1,466,000 and $784,000, respectively. The carrying value of the capitalized servicing asset was $4,679,000 and $3,416,000 at December 31, 2012 and 2011, respectively, while the estimated fair value of capitalized servicing rights was $6,067,000 and $3,958,000 at December 31, 2012 and 2011, respectively. The estimated fair value of servicing assets at December 31, 2012 was determined using a discount rate of 11%, weighted average prepayment speeds ranging from 1% to 14%, depending upon certain characteristics of the loan portfolio, weighted average life of 5.00 years, and an average default rate of 5%. The estimated fair value of servicing assets at December 31, 2011 was determined using a discount rate of 14%, weighted average prepayment speeds ranging from 1% to 12%, depending upon certain characteristics of the loan portfolio, weighted average life of 3.94 years, and an average default rate of 6%.

The unpaid principal balances of loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others within the NSBF originated portfolio were $271,548,000 and $235,909,000 as of December 31, 2012 and 2011, respectively. The unpaid principal balances of loans serviced for others which were not originated by NSBF and are outside of the Newtek portfolio were $176,988,000 and $136,971,000 as of December 31, 2012 and 2011, respectively.

NOTE 9—FIXED ASSETS:

The Company’s fixed assets are composed of the following at December 31, 2012 and 2011 (in thousands):

	2012	2011
Computer and office equipment	$3,082	$3,767
Furniture and fixtures	636	675
Leasehold improvements	384	409
Computer software and website	4,174	3,706
Computer servers and storage	5,537	10,759
Leased property	632	—

	14,445	19,316
Accumulated depreciation and amortization	(10,922)	(16,463)

Net fixed assets	$3,523	$2,853

Depreciation and amortization expense for fixed assets for the years ended December 31, 2012, 2011 and 2010 was $1,619,000, $1,816,000 and $2,451,000, respectively.

During 2012, the Company leased certain phone equipment with a term of three years. The useful life of the equipment was estimated to be between 7 – 10 years and includes a bargain purchase element at lease expiration. As a result, the transaction has been recorded as a capital lease. The capitalized cost of the lease transaction was $632,000; during 2012 the Company recorded approximately $3,800 in associated amortization.

Included in computer software and website are certain costs associated with internally developed software. The following table summarizes the activity for capitalized software development costs for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Balance, beginning of year	$3,235	$2,912
Additions	421	323

Balance, end of year	3,656	3,235
Less: accumulated amortization	(2,952)	(2,629)

Software development costs, net	$704	$606

NOTE 10—GOODWILL AND OTHER INTANGIBLES:

The net carrying value of goodwill as of December 31, 2012 and 2011 by segment is as follows (in thousands):

	2012	2011
Electronic payment processing	$3,004	$3,004
Web hosting	7,203	7,203
Corporate activities	179	179
Small business finance	1,706	1,706

Total goodwill	$12,092	$12,092

Other intangible assets as of December 31, 2012 and 2011 are comprised of the following (in thousands):

	2012	2011
Customer merchant accounts	$14,123	$14,096
Customer insurance accounts	740	—
Trade name (indefinite lived)	550	550

	15,413	14,646
Accumulated amortization	(13,855)	(13,226)

Net intangible assets	$1,558	$1,420

During 2012, the Company acquired a portfolio of approximately 340 health-related insurance policies for $740,000; NIA is servicing this book of business. The Company has accounted for this transaction as a business combination and the acquisition cost has been recorded as an intangible asset to be amortized over its estimated useful life, or 60 months. The Company estimated the fair value of the asset using a discounted cash flow analysis which resulted in a valuation that approximated the purchase price; there was no goodwill associated with this transaction.

Customer merchant accounts are being amortized over a 55 to 66 month period. Other intangibles (excluding the trade name which has an indefinite life and is subject to annual impairment review) are being amortized over a period ranging from 18 to 36 months. Total amortization expense included in the accompanying consolidated statements of income for the years ended December 31, 2012, 2011 and 2010 was $629,000, $1,363,000 and $1,582,000, respectively.

Total expected amortization expense for the next five fiscal years is as follows (in thousands):

December 31,	Merchant Accounts	Insurance Accounts
2013	$205	$148
2014	41	148
2015	12	148
2016	4	148
2017	—	148

	$262	$740

Based upon the Company’s performance of the impairment tests using the fair value approach of the discounted cash flow method, the Company determined that goodwill was not impaired for the years ended December 31, 2012, 2011 and 2010. For the years ended December 31, 2012 and 2011, there was no impairment related to its customer merchant accounts; for the year ended December 31, 2010, impairments on customer merchant accounts totaled $25,000 and was included in depreciation and amortization in the accompanying consolidated statements of income. The Company’s intangible trade name, CrystalTech Web Hosting, has an indefinite life and is assessed annually for impairment.

NOTE 11—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES:

The following table details the components of accounts payable, accrued expenses and other liabilities at December 31, 2012 and 2011 (Restated) (in thousands):

	2012	2011 (Restated)
Due to participants and SBA (a)	$1,961	$1,994
Due to clients (b)	357	480
Accrued payroll and related expenses	276	2,015
Deferred rent	1,293	1,616
Chargeback reserves	911	726
Deposits and other reserves	1,557	602
Residuals and commissions payable	1,045	1,118
Current tax payable	502	955
Other	3,304	2,621

Total accounts payable, accrued expenses and other liabilities	$11,206	$12,127

(a)	Primarily represents loan related remittances received by NSBF, and due to third parties; amounts also classified as restricted cash.
(b)	Composed primarily of discount client holdbacks at CDS which represents the difference between the receivables the Company purchases less the actual amount the Company releases to the client, net of the discount fee and other miscellaneous fees charged to the client.

NOTE 12—NOTES PAYABLE:

At December 31, 2012 and 2011, the Company had long-term debt outstanding comprised of the following (in thousands):

	2012	2011
Notes payable:
Capital One lines of credit (NSBF)
Guaranteed line	$12,000	$5,355
Unguaranteed line	11,854	3,009
Summit Partners Credit Advisors, L.P. (NBS)	8,288	—
Sterling National bank line of credit (NBC)	6,674	3,777
Capital One term loan (NTS)	1,007	1,424

Total notes payable	39,823	13,565
Note payable – Securitization trust VIE	22,039	26,368

Total notes payable	$61,862	$39,933

On April 26, 2012, the Company closed a $15,000,000 Second Lien Credit Facility (the “Facility”) issued by Summit Partners Credit Advisors, L.P. (“Summit”), comprised of a $10,000,000 term loan, which was drawn at closing, and a $5,000,000 delayed draw term loan to be made upon the satisfaction of certain conditions. The $5,000,000 second tranche of this loan will not be drawn by the Company. The funds were used primarily for general corporate purposes including the origination of SBA 7(a) loans. The loan bears interest at 12.5% per annum on the amount outstanding plus payment-in-kind interest at 2.5%, which can either be paid quarterly in arrears or added to the outstanding loan amount. The Facility will mature in 5.5 years and can be prepaid without penalty at any time following the second anniversary of the closing date.

In addition to a second lien on all of the Company’s assets behind the first lien held by Capital One, N.A., the principal lender to the Company’s SBA lender, NSBF, Summit was given second-lien secured guarantees by each of the Company’s principal subsidiaries: NTS and Universal Processing Services of Wisconsin, LLC, as well as certain other smaller subsidiaries. The Company has also committed to attempt to obtain the approval of the SBA for NSBF to provide a guaranty to Summit of the Company’s obligations.

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

In accordance with ASC 470 and ASC 815, the accounting for these warrants reflects the notion that the consideration received upon issuance must be allocated between the debt and the warrant components based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The warrant was originally recorded as a liability, due to an anti-dilution provision and was marked to market on the first reporting date, or June 30, 2012. The remainder of the proceeds was allocated to the debt instrument portion of the transaction. As such, the note was initially valued at $8,041,000, and the difference of $1,959,000 was allocated to the value of the warrants and recorded as debt discount, which is being amortized over the life of the note using the interest method. Debt discount amortization for the year ended December 31, 2012 was $241,000, and is included in interest expense in the Company’s consolidated statement of income. The warrant was replaced and the anti-dilutive provision was removed to reflect management and Summit’s original understanding and intent related to the warrants. As a result, subsequent to July 1, 2012, the warrants were reclassified to a component of equity and will no longer be marked to market.

Through December 31, 2012, the Company has capitalized $1,033,000 of deferred financing costs attributable to the Summit facility of which $129,000 has been amortized and included in interest expense. The net balance of $904,000 is included in prepaid expenses and other assets in the Company’s consolidated balance sheet.

Total interest expense related to the Summit financing for the year ended December 31, 2012 was $1,422,000, which includes interest, payment-in-kind interest, discount on the valuation of the warrant and amortization of deferred financing costs.

NBC had a $10,000,000 line of credit with Wells Fargo (“Wells”) due in February 2012. This facility was used to purchase receivables and for other working capital purposes. In February 2011, NBC entered into a three year line of credit with Sterling National Bank (“Sterling”) in an amount up to $10,000,000. This facility paid off the Wells line of credit and is and will be used to purchase receivables and for other working capital purposes. In December 2012, an amendment was signed providing that upon the occurrence of certain events, the maximum amount of the line of credit under the Agreement can be increased from $10,000,000 to $15,000,000 at a later date upon NBC’s request. The Amendment also extended the maturity date from February 28, 2014 to February 28, 2016.

As of December 31, 2012 and 2011, NBC had $6,674,000 and $3,777,000 outstanding under the lines of credit. The Sterling interest rate is set at 5.00% or Prime plus 2.00%, whichever is higher, with interest on the line to be paid monthly in arrears. The line is and will be collateralized by the receivables purchased, as well as all other assets of NBC. The line is guaranteed by the Company; in addition, the Company deposited $750,000 with Sterling to collateralize the guarantee. The agreement includes such financial covenants as minimum tangible net worth and maximum leverage ratio. The Company is subject to meeting a maximum leverage ratio test and a future net loss test. As of December 31, 2012, the Company was in compliance with the financial covenants set in this line.

Total interest expense for the years ended December 31, 2012, 2011 and 2010 was approximately $333,000, $283,000 and $258,000, respectively. The weighted average effective interest rate for the year ended December 31, 2012 was 6.41%. Through December 31, 2012, NBC has capitalized $144,000 of deferred financing costs attributable to the Sterling line of which $64,000 has been amortized. The net balance of $80,000 is included in other assets in the accompanying consolidated balance sheet. Amortization for the years ended December 31, 2012, 2011 and 2010 was $35,000, $57,000 and $24,000, respectively, and is included in interest expense in the accompanying consolidated statements of income.

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

In April 2010, the Company closed two five-year term loans aggregating $14,583,000 with Capital One of which $12,500,000 refinanced Newtek Small Business Finance’s debt to General Electric Commercial Capital (“GE”) and $2,083,000 refinanced the pre-existing term loan between Capital One and NTS. The interest rate on the 2010 NTS term loan is variable based on the monthly LIBOR rate plus 4.25% or Prime plus 2.25%, but no lower than 5.75%. The agreement includes such financial covenants as a minimum fixed charge coverage ratio and minimum EBITDA; the Company guarantees the term loan. The balance of the NTS term loan is included in notes payable on the consolidated balance sheet. As of December 31, 2012 and 2011, $1,007,000 and $1,424,000 of the note was outstanding, respectively. The weighted average effective interest rate at December 31, 2012 was 5.75%. Interest is paid in arrears along with each monthly principal payment due. Total interest expense for the years ended December 31, 2012, 2011 and 2010 was approximately $70,000, $94,000 and $101,000, respectively. Amortization associated with the deferred financing costs attributable to the Capital One line and term loans for the years ended December 31, 2012, 2011 and 2010 was $10,000, $9,000 and $6,000, respectively, and is included in interest expense in the accompanying consolidated statements of income.

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

Also in December 2010, NSBF entered into a revolving credit facility with Capital One N.A. for $6,000,000 collateralized by the guaranteed portion of SBA 7(a) loans originated. Upon meeting certain requirements, NSBF has the right to increase the maximum amount under the facility by $6,000,000 which was exercised in March 2011. The credit facility is used to fund those portions of SBA 7(a) loans made by NSBF that are guaranteed by the SBA, with funds received on the sale of those guaranteed portions of the SBA 7(a) loans by NSBF reducing the facility. In June 2011, NSBF obtained from Capital One an increase in its total revolving credit facility from $12,000,000 to $27,000,000. In October 2011, the term of the revolver was extended by nine months through September 2013, at which time the outstanding balance will be converted into a three year term loan. This increase in the line will enable the Company to finance both the government-guaranteed and non-guaranteed portions of SBA 7(a) loans. As of December 31, 2012, NSBF had $23,854,000 outstanding under the lines of credit. The interest rate on the $12,000,000 portion of the facility, collateralized by the government guaranteed portion of SBA 7(a) loans, is set at Prime plus 1.00%, and there is a quarterly facility fee equal to 25 basis points on the unused portion of the revolving credit calculated as of the end of each calendar quarter. The interest rate on the $15,000,000 portion of the facility, collateralized by the non-guaranteed portion of SBA 7(a) loans, is set at Prime plus 1.875%, and there is a quarterly facility fee equal to 25 basis points on the unused portion of the revolving credit calculated as of the end of each calendar quarter. The agreement includes financial covenants at the parent company level with its consolidated subsidiaries including a minimum fixed charge coverage ratio, minimum EBITDA requirements and minimum cash requirements held at Capital One. As of December 31, 2012, the Company was in compliance with the financial covenants set in this line.

Total interest expense for the years ended December 31, 2012 and 2011 was $392,000 and $376,000, respectively. Through December 31, 2012, NSBF has capitalized $446,000 of deferred financing costs attributable to the credit line of which $280,000 has been amortized. The balance of $166,000 is included in other assets in the accompanying consolidated balance sheet.

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

In December 2011, NSBF entered into a Supplemental Indenture by which the original $16,000,000 of securitization notes were amended to reflect a new initial principal amount of $12,880,000 as a result of principal payments made, and additional notes were issued in an initial principal amount of $14,899,000, so that the initial aggregate principal amount of all notes as of December 31, 2011 totaled $27,779,000. The notes were backed by approximately $40,500,000 of the unguaranteed portions of loans originated and to be originated by NSBF under the SBA loan program. The notes retained their AA rating under S&P, and the final maturity date of the amended notes is March 22, 2037. The initial proceeds of the transaction were used to repay debt, and the balance of the $5,000,000 prefunding account was used to originate new loans. Deferred financing costs associated with both transactions total $1,516,000 at December 31, 2012 of which $393,000 has been amortized. The balance of $1,123,000 is included in prepaid expenses and other assets on the accompanying consolidated balance sheet. At December 31, 2012, the assets (before reserve for loan losses and discount) and liabilities of the consolidated Trust totaled $35,964,000 and $22,039,000, respectively.

The Trust is only permitted to purchase the unguaranteed portion of SBA 7(a) loans, issue asset-backed securities, and make payments on the securities. The Trust only issued a single series of securities to pay for the unguaranteed portions it acquired from NSBF and will be dissolved when those securities have been paid in full. The primary source for repayment of the debt is the cash flows generated from the unguaranteed portion of SBA 7(a) loans owned by the Trust; principal on the debt will be paid by cash flow in excess of that needed to pay various fees related to the operation of the Trust and interest on the debt. The debt has an expected maturity of about six years based on the expected performance of the underlying collateral and structure of the debt and a legal maturity of 30 years from the date of issuance. The assets of the Trust are legally isolated and are not available to pay NSBF’s creditors. However, NSBF continues to retain rights to cash reserves and residual interests in the Trust and will receive servicing income. For bankruptcy analysis purposes, NSBF sold the unguaranteed portions to the Trust in a true sale and the Trust is a separate legal entity. The investors and the Trusts have no recourse to any of NSBF’s other assets for failure of debtors to pay when due; however, NSBF’s parent, Newtek, has provided a limited guaranty to the investors in the Trust in an amount not to exceed 10% of the original issuance amount (or $2,778,000), to be used after all of the assets of the Trust have been exhausted. The notes were issued with an AA rating from S&P based on the underlying collateral.

Total expected principal repayments for the next five fiscal years and thereafter are as follows (in thousands):

December 31,	Notes Payable	Capital Lease	Total
2013	$13,404	$199	$13,603
2014	4,542	211	4,753
2015	3,951	222	4,173
2016	9,638	—	9,638
2017	8,288	—	8,288
Thereafter	22,039	—	22,039

	$61,862	$632	$62,494

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

The Capcos, however, are secondarily, or contingently, liable for such payments. The Capco, as a secondary obligor, must assess whether it has a contingency to record on the date of issuance and at every reporting date thereafter until the insurer makes all their required payments. As of December 31, 2012, the insurer has made all of the scheduled cash payments under Coverage A, therefore the contingent liability of the Company has been extinguished.

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

As discussed in Note 3, the Company adopted fair value option for financial assets and liabilities concurrent with its adoption fair value accounting effective January 1, 2008 for valuing Notes payable in lieu of cash with the exception of Wilshire Advisers, LLC. Following is a summary of activity of Notes payable in credits in lieu of cash balance for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Balance, beginning of year	$16,948	$35,494
Add: Accretion of interest expense	522	1,390
Less: Deliveries of tax credits	(9,362)	(19,482)
Fair value adjustment	595	(454)

Balance, end of year	$8,703	$16,948

Under the Note agreements, no interest is paid by the Capcos in cash provided that the Certified Investors receive the uninterrupted use of the tax credits. The Certified Investors acknowledge, in the Note agreements, that the insurer is primarily responsible for making the scheduled cash payments as provided in the Notes.

NOTE 14—NON-CONTROLLING INTERESTS:

The non-controlling interests held by the investees in the form of warrants entitle the holders to purchase, for a $0.01 exercise price, an interest in a Capco or Capco fund. The values ascribed to the warrants issued to the Certified Investors and the Insurer have been recorded as non-controlling interests. In addition, certain non-controlling interests have already been acquired by minority stockholders. A portion of the initial proceeds received from the Certified Investors is allocated to the warrants using a discounted cash flow method. The following is the aggregate percentage interest of the non-controlling stockholders in each respective Capco or Capco fund as of December 31, 2012 and 2011 (in thousands):

Capco or Capco Fund	% Interest	2012	2011
WP, Florida	0.80%	$—	$330
WLA, Louisiana	3.78%	—	9
WAP, Alabama	0.60%	7	9

Total Capco		7	348
WNYIV, New York	—	—	769
Expo New York	—	2,326	—
Other	—	(278)	63

Total		$2,055	$1,180

During 2012, unexercised warrants that had entitled holders to interests in five Capcos expired. As a result, the non-controlling interest balance as of the expiration date, approximately $339,000, was reclassified to additional paid-in capital.

The non-controlling interest under WNYIV related to NBC, a subsidiary of WNYIV, which had converted $1,000,000 of debt payable to Exponential of New York, LLC (“Expo”), a related party, to preferred stock in 2007. During 2012, Expo, which is 61% minority owned, became a consolidated subsidiary due to a trigger event in April 2011, and there is no longer a direct non-controlling interest related to WNYIV.

In addition, in December 2012 a non-controlling interest in UPS sold their 0.9683% interest back to the Company for $275,000.

NOTE 15—COMMITMENTS AND CONTINGENCIES:

Operating and Employment Commitments

The Company leases office space and other office equipment in several states under operating lease agreements which expire at various dates through 2019. Those office space leases which are for more than one year generally contain scheduled rent increases or escalation clauses.

The following summarizes the Company’s obligations and commitments, as of December 31, 2012, for future minimum cash payments required under operating lease and employment agreements (in thousands):

Year	Operating Leases *	Employment Agreements	Total
2013	$3,392	$316	$3,708
2014	2,573	—	2,573
2015	1,388	—	1,388
2016	594	—	594
2017	514	—	514
Thereafter	391	—	391

Total	$8,852	$316	$9,168

*	Minimum payments have not been reduced by minimum sublease rentals of $1,933,000 due in the future under non-cancelable subleases.

Rent expense for 2012, 2011 and 2010 was approximately $2,459,000, $3,748,000 and $2,971,000, respectively.

Under the terms of a service agreement between UPS its merchant processor and a sponsoring bank, UPS is required to pay minimum fees during each 12-month period, as defined in the service agreement, to the merchant processor and sponsoring bank. The minimum fees for the 12-month period ending November 30, 2012, are to be equal to at least $1,500,000 and in future years equal to at least 95% of the fees paid during the preceding 12-month period or $1,500,000, which ever amount is greater. The Company’s fee payments for the 12-month period ended November 30, 2012, exceeded the minimum required amount under the agreement.

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

In November 2011, the Newtek Board of Directors adopted a stock buy-back program authorizing management to enter the market to re-purchase up to 1,000,000 of the Company’s common shares. This 1,000,000 share authorization replaces the unexercised portions of two previous authorizations and will terminate in one year. As of December 31, 2012, the Company purchased a total of 802,920 treasury shares under this authorization. The Company reissued 66,760 and 49,813 shares in 2012 and 2011, respectively, in connection with the Company’s 401k match program. In addition, 472,814 shares that were held by an affiliate were issued to the Company in 2008 as settlement of an outstanding liability and are being held as treasury shares.

NOTE 17—INCOME PER SHARE:

Basic income per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common share equivalents is included in the calculation of diluted income per share only when the effect of their inclusion would be dilutive (in thousands, except for per share data).

	YEAR ENDED DECEMBER 31,
The calculations of Net Income Per Share were:	2012	2011 (Restated)	2010
Numerator:
Numerator for basic and diluted EPS—income available to common stockholders	$5,643	$3,335	$1,439

Denominator:
Denominator for basic EPS—weighted average shares	35,523	35,706	35,655

Denominator for diluted EPS—weighted average shares	36,747	36,073	35,801

Net income per share: Basic	$0.16	$0.09	$0.04

Net income per share: Diluted	$0.15	$0.09	$0.04

The amount of anti-dilutive shares/units excluded from above is as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2012	2011	2010
Stock options	—	856	888
Warrants	50	50	50
Contingently issuable shares	83	83	83

NOTE 18—INCOME FROM TAX CREDITS:

Each Capco has a contractual arrangement with a particular state or jurisdiction that legally entitles the Capco to earn and deliver tax credits (ranging from 4% to 11% per year) from the state or jurisdiction upon satisfying certain criteria. In fiscal 2012, 2011 and 2010, the Company recognized income from tax credits resulting from the accretion of the discount attributable to tax credits earned in prior years. As the tax credits are delivered to the Certified Investors, the asset balance is offset against notes payable in credits in lieu of cash. As discussed in Note 3, the Company adopted fair value accounting concurrently with the adoption of fair value option for financial assets and financial liabilities on January 1, 2008 to value its credits in lieu of cash balance. As a result, the income from tax credit accretion for the years ended December 31, 2012, 2011 and 2010 has been recorded at fair value. The total income from tax credits recognized in revenues in the consolidated statements of income was $522,000, $1,390,000 and $2,380,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 19—INCOME TAXES:

Provision (benefit) for income taxes for the years ended December 31, 2012, 2011(Restated) and 2010 is as follows (in thousands):

	2012	2011 (Restated)	2010
Current:
Federal	$4,511	$415	$—
State and local	1,519	1,263	130

	6,030	1,678	130

Deferred:
Federal	(1,731)	(2,441)	(466)
State and local	(417)	(432)	(82)

	(2,148)	(2,873)	(548)

Total provision (benefit) for income taxes	$3,882	$(1,195)	$(418)

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate (35% in 2012, and 34% in 2011 and 2010) to the provision (benefit) for income taxes for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	2012 Provision	2011 Benefit (Restated)	2010 Benefit
Provision (benefit) for income taxes at U.S. federal statutory rate of 35% (2012) and 34% (2011 and 2010)	$3,304	$689	$298
State and local taxes, net of federal benefit	720	734	195
Permanent differences	46	(80)	(84)
Deferred tax asset valuation allowance decrease	(185)	(3,056)	(670)
Other	(3)	518	(157)

Total provision (benefit) for income taxes	$3,882	$(1,195)	$(418)

Deferred tax assets and liabilities consisted of the following at December 31, 2012 and 2011 (in thousands):

	2012	2011
		(Restated)
Deferred tax assets:
Net operating losses and capital losses	$7,161	$7,635
Prepaid insurance	472	813
Loan loss reserves and discounts	1,300	1,051
Flow through of deferred items from investments in qualified businesses	522	619
Deferred compensation	599	347
Loss on investments	257	257
Interest payable in credits in lieu of cash	1,306	1,611
Depreciation and amortization	1,383	1,993
Other	1,323	1,586

Total deferred tax assets before valuation allowance	14,323	15,912
Less: Valuation allowance	(6,870)	(7,055)

Total deferred tax assets	7,453	8,857

Deferred tax liabilities:
Credits in lieu of cash	(4,571)	(8,122)
Deferred income	(564)	(565)

Total deferred tax liabilities	(5,135)	(8,687)

Net deferred tax asset	$2,318	$170

As of December 31, 2012, the Company had gross Federal NOLs of approximately $5,956,000 and state and local NOLS of approximately $50,263,000 which will begin to expire in 2020, and $2,549,000 of capital losses which will begin expiring in 2013. The Federal NOLs are attributable to NOLs at NSBF, SBL and NBC, of which the NOLs at NBC have a full valuation allowance allowance and the NOLs at NSBF, subject to IRC Section 382 limitations, have a partial valuation allowance. The SBL NOL has a full valuation allowance as the entity currently does not have sufficient taxable income to use the NOL. Included in the $50,263,000 state and local NOL is a $47,900,000 NYC NOL that the Company believes it will not use before expiration and, therefore, has a full valuation allowance.

Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. The Company has a valuation allowance of approximately $6,870,000 and $7,055,000 as of December 31, 2012 and 2011, respectively. The decrease in the valuation allowance of $185,000 represents a release in valuation allowance at NBC for use of the portion of the NOL attributable to current year taxable income, a release in valuation allowance related to NSBF Section 382 NOL that the Company believes it is more likely than not that it will use, offset by an increase in the valuation allowance for Capco related flow through items that the Company believes it is more likely than not it will not use in the future.

The Company analyzed its tax positions taken on their Federal and state tax returns for the open tax years 2009, 2010 and 2011, and used three levels of analysis in determining whether any uncertainties existed with respect to these positions. The first level consisted of an analysis of the technical merits of the position, past administrative practices and precedents, industry norms and historical audit outcome. The second level of analysis was used to determine if the threshold (more than 50%) was met for the tax filing position. The third level of analysis consisted of determining the probable outcome once it was determined that the threshold was met for the tax filing position. Based on our analysis, the Company determined that there were no uncertain tax positions and that the Company should prevail upon examination by the taxing authorities.

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

NOTE 20—LEASE RESTRUCTURING CHARGES:

During 2011, the Company relocated its corporate and lending facility to two smaller spaces in order to reduce its expense and improve its cash flows. Simultaneous with this relocation, on November 1, 2011, the Company entered into a sublease agreement with respect to its offices located at 1440 Broadway, New York, NY. The Company continues to remain obligated under the terms of the original lease. Based on the remaining obligation of the original lease and the estimated sublet income, during 2011 the Company recorded a pretax charge to earnings of approximately $990,000 upon the cease-use date representing the present value of the amount by which the rent and other direct costs paid by the Company to the landlord exceeds any rent paid to the Company by its tenant under the new sublease over the remainder of the lease term, which expires in October 2015. The Company recorded a credit to rent expense of approximately $291,000 for the year ended December 31, 2012 from the reduction in the accrued lease loss for the year. This amount is included in other general and administrative expense on the consolidated statements of income.

NOTE 21—BENEFIT PLANS:

Defined Contribution Plan

The Company’s employees participate in a defined contribution 401(k) plan (the “Plan”) adopted in 2004 which covers substantially all employees based on eligibility. The Plan is designed to encourage savings on the part of eligible employees and qualifies under Section 401(k) of the Internal Revenue Code. Under the Plan, eligible employees may elect to have a portion of their pay, including overtime and bonuses, reduced each pay period, as pre-tax contributions up to the maximum allowed by law. The Company may elect to make a matching contribution equal to a specified percentage of the participant’s contribution, on their behalf as a pre-tax contribution. For the years ended December 31, 2012 and 2011, the Company matched 50% of the first 2% of employee contributions.

NOTE 22—RELATED PARTY TRANSACTIONS:

During the years ended December 31, 2012, 2011, and 2010, the Company provided merchant processing for a company controlled by the father-in-law of a major stockholder and former President of the Company, in the approximate amount of $27,000, $48,000 and $42,000, respectively. In connection with these transactions, the Company recorded a receivable of $2,000 and $3,000 at December 31, 2012 and 2011, respectively.

A major stockholder of the Company earns gross residual payments on merchant processing revenue that his unrelated company generates for the Company. During the years ended December 31, 2012, 2011 and 2010, the Company paid him gross residuals of approximately $3,155,000, $1,649,000 and $1,180,000, respectively.

During the years ended December 31, 2012, 2011 and 2010, the Company employed the brother, sister-in-law and nephew of a major stockholder of the Company, and incurred combined wages and benefits expense totaling approximately $224,600, $210,000 and $154,000, respectively.

During the years ended December 31, 2012, 2011 and 2010, the Company contracted with PMTWorks, LLC for payroll related services. Certain owners of PMTWorks, LLC also own non-controlling interest in Newtek Payroll Services, LLC, a consolidated VIE. PMTWorks, LLC provided services including operational, administrative, customer support, technical, risk management, sales and marketing and other services in order to assist Newtek Payroll Services, LLC in conducting payroll processing, tax filing, human resource information services, benefits administration, time and labor management and related ancillary business services. The Company paid $28,000 and $67,500 for these services for the years ended December 31, 2011 and 2010, respectively. There were no corresponding charges for services performed by related parties for the year ended December 31, 2012.

The Company may also, from time to time, provide business services to family members or executives of the Company. These transactions are conducted at arm’s length and do not represent a material portion of the Company’s revenues.

NOTE 23—STOCK OPTIONS AND RESTRICTED STOCK GRANTED TO EMPLOYEES:

As of December 31, 2012, the Company had three share-based compensation plans, which are described below. The compensation cost that has been charged against operations for those plans was $543,000, $480,000 and $81,000 for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in salaries and benefits in the accompanying consolidated statements of income.

The Newtek Business Services, Inc. 2000 Stock Incentive and Deferred Compensation Plan, as amended, (the “2000 Plan”) currently provides for the issuance of awards of restricted shares for up to a maximum of 4,250,000 common shares to employees and non-employees. The issuance of options under this Plan expired on December 31, 2009. All restricted shares or previously granted options are issued at the fair value on the date of grant. Options issued generally have a maximum term that ranges from 2 to 10 years and vesting provisions that range from 0 to 3 years. As of December 31, 2012, there are 2,239,108 shares available for future grant under this plan.

The Newtek Business Services, Inc. 2003 Stock Incentive Plan, as amended, (the “2003 Plan”) currently provides for the issuance of awards of restricted shares or options for up to a maximum of 1,000,000 common shares to employees and non-employees. All restricted shares or options are issued at the fair value on the date of grant. Options issued generally have a maximum term that ranges from 2 to 10 years and vesting provisions that range from 0 to 3 years. As of December 31, 2012, there are 632,160 shares available for future grant under this plan.

The Newtek Business Services, Inc. 2010 Stock Incentive Plan, (the “2010 Plan”) currently provides for the issuance of awards of restricted shares or options for up to a maximum of 1,650,000 common shares to employees and non-employees. All restricted shares or options are issued at the fair value on the date of grant. Options issued generally have a maximum term that ranges from 2 to 10 years and vesting provisions that range from 0 to 4 years. As of December 31, 2012, there are 534,500 shares available for future grant under this plan.

A summary of stock option activity under the 2000, 2003 and 2010 Plans as of December 31, 2012 and changes during the year then ended are presented below:

Stock Options	Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding—December 31, 2011	890	$1.45	5.36	21
Exercised	—	—		$—
Cancelled	(95)	1.54

Outstanding—December 31, 2012	795	$1.44	4.68	$333

Exercisable—December 31, 2012	795	$1.44	4.68	$333

There were no options granted during the years ended December 31, 2012, 2011 and 2010.

As of December 31, 2012, there was $948,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2000, 2003 and 2010 Plans. That cost is expected to be recognized ratably through July 2014.

During the year ended December 31, 2010, Newtek granted four employees an aggregate of 41,900 shares of restricted stock valued at $41,000. The grants vest on July 1, 2014. The fair values of these grants were determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. The Company charged $—, $16,000 and $4,000 to operations in 2012, 2011 and 2010, respectively, in connection with the vesting period associated with grants that remain outstanding.

In March 2011, Newtek granted certain employees, executives and board of directors an aggregate of 1,142,000 shares of restricted stock valued at $1,941,000 or $1.70 per share. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The grants are valued using the straight-line method and vest on July 1, 2014. As a result, the Company charged $465,000 and $464,000 to operations in 2012 and 2011, respectively, in connection with the vesting period associated with grants that remain outstanding.

In the second quarter of 2012, Newtek granted certain employees and executives an aggregate of 123,000 restricted shares valued at $184,000. The grants vest on July 1, 2014. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company charged $38,000 and $25,000 to share-based compensation expense during the years ended December 31, 2012 and 2011, respectively, in connection with the vesting period associated with grants that remain outstanding.

A summary of the status of Newtek’s non-vested restricted shares as of December 31, 2012 and changes during the year then ended is presented below:

Non-vested Restricted Shares	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested—December 31, 2011	1,134	$1.68
Granted	123	$1.49
Vested and issued	—	$—
Forfeited	(109)	$1.50

Non-vested—December 31, 2012	1,148	$1.68

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

The Managed technology solutions segment consists of NTS, acquired in July 2004. NTS’s revenues are derived primarily from web hosting services and consist of web hosting and set up fees. NTS generates expenses such as professional fees, payroll and benefits, and depreciation and amortization, which are included in the respective caption on the accompanying consolidated statements of income, as well as licenses and fees, rent, and general office expenses, all of which are included in other general and administrative costs in the respective caption on the consolidated statements of income.

The Small business finance segment consists of Small Business Lending, Inc., a lender that primarily originates, sells and services government guaranteed SBA 7(a) loans to qualifying small businesses through NSBF, its licensed SBA lender; the Texas Whitestone Group which manages the Company’s Texas Capco; and NBC which provides accounts receivable financing, billing and accounts receivable maintenance services to businesses. NSBF generates revenues from sales of loans, servicing income for those loans retained or contracted to service by NSBF and interest income earned on the loans themselves. The lender generates expenses for interest, professional fees, salaries and benefits, depreciation and amortization, and provision for loan losses, all of which are included in the respective caption on the consolidated statements of income. NSBF also has expenses such as loan recovery expenses, loan processing costs, and other expenses that are all included in the other general and administrative costs caption on the consolidated statements of income.

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

The following table presents the Company’s segment information for the years ended December 31, 2012, 2011 (Restated) and 2010 and total assets as of December 31, 2012 and 2011 (in thousands):

	For the year ended December 31, 2012	For the year ended December 31, 2011 (Restated)	For the year ended December 31, 2010
Third Party Revenue
Electronic payment processing	$85,489	$82,486	$80,936
Managed technology solutions	18,211	19,184	19,168
Small business finance	25,408	21,025	9,371
All Other	1,860	1,835	1,527
Corporate activities	785	1,092	2,257
Capcos	683	1,497	2,442

Total reportable segments	132,436	127,119	115,701
Eliminations	(1,306)	(1,780)	(2,982)

Consolidated Total	$131,130	$125,339	$112,719

Inter Segment Revenue
Electronic payment processing	$1,813	$1,159	$814
Managed technology solutions	612	647	524
Small business finance	212	81	65
All Other	1,102	1,135	3,942
Corporate activities	2,908	1,726	1,835
Capco	(317)	806	1,332

Total reportable segments	6,330	5,554	8,512
Eliminations	(6,330)	(5,554)	(8,512)

Consolidated Total	$—	$—	$—

Income (loss) before income taxes
Electronic payment processing	$7,041	$6,157	$5,684
Managed technology solutions	4,254	4,837	4,703
Small business finance	8,094	4,135	2,045
All Other	(1,038)	(734)	(1,422)
Corporate activities	(7,511)	(10,169)	(6,935)
Capco	(1,401)	(2,197)	(3,198)

Total reportable segments	9,439	2,029	877
Eliminations	—	—	—

Totals	$9,439	$2,029	$877

Depreciation and Amortization
Electronic payment processing	$743	$1,419	$1,632
Managed technology solutions	1,214	1,387	1,828
Small business finance	919	893	790
All Other	36	80	135
Corporate activities	118	163	312
Capco	6	13	12

Totals	$3,036	$3,955	$4,709

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Interest (income) expense, net
Electronic payment processing	$(6)	$(11)	$(12)
Managed technology solutions	80	103	103
Small business finance	466	(515)	169
All Other	(2)	(10)	(61)
Corporate activities	8	(20)	(24)
Capco	527	1,240	2,401

Consolidated total	$1,073	$787	$2,576

	For the year ended December 31, 2012	For the year ended December 31, 2011
		(Restated)
Identifiable assets
Electronic payment processing	$12,465	$10,722
Managed technology solutions	12,022	10,838
Small business finance	104,155	78,484
All Other	1,762	2,878
Corporate activities	5,726	3,379
Capco	16,612	23,494

Consolidated total	$152,742	$129,795

NOTE 25—QUARTERLY INFORMATION (UNAUDITED):

The following table sets forth certain unaudited consolidated quarterly statement of income data from the eight quarters ended December 31, 2012 as restated. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below. The consolidated quarterly data should be read in conjunction with the current audited consolidated statements and notes thereto. The total of the quarterly EPS data may not equal to the full year results.

	Three Months Ended (In Thousands, except Per Share Data)
2012 (Restated)	3/31 (Restated)	6/30 (Restated)	9/30 (Restated)	12/31
Total Revenue	$30,729	$32,338	$33,458	$34,605
Income before income taxes	$1,633	$1,946	$2,659	$3,201
Net income available to common stockholders	$1,019	$1,243	$1,307	$2,074
Income per share—Basic	$0.03	$0.03	$0.04	$0.06
Income per share—Diluted	$0.03	$0.03	$0.03	$0.06

	Three Months Ended (In Thousands, except Per Share Data)
2011 (Restated)	3/31	6/30	9/30	12/31 (Restated)
Total Revenue	$30,523	$32,322	$30,657	$31,837
Income before income taxes	$834	$136	$335	$723
Net income (loss) available to common stockholders	$509	$(287)	$880	$2,233
Income (loss) per share—Basic and diluted	$0.01	$(0.01)	$0.02	$0.07

NOTE 26 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS AND UNAUDITED QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Impact on Consolidated Financial Statements

Prior to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2012, the Company determined there were errors included in its previously issued consolidated financial statements for the quarter and year ended December 31, 2011, as well as each of the 2012 quarterly interim periods. During the Company’s annual review of its chargeback reserves held at UPS, management identified losses that had been concealed through the unauthorized use of merchant funds held in a merchant cash reserve account at the Company’s sponsor bank. The losses and the unauthorized use of funds were the result of a number of violations of Company policies and procedures by a member of senior management in the Electronic Payment Processing segment which resulted in the misstatement of chargeback loss reserves for a group of merchants under a single independent sales agent. Those losses were intentionally concealed by the senior manager and not reported or communicated to the accounting department, the Board of Managers of UPS, the Audit Committee or the Company’s executives. Upon discovery, the Company disclosed the losses, replaced the misapplied funds and terminated the manager responsible. The Company and its Audit Committee retained a consulting firm with extensive expertise in the credit card payments industry to conduct a detailed and in-depth investigation, in the areas in which the former manager was involved, as well as a review of what steps may be appropriate to ensure future compliance with the Company’s accounting and disclosure policies and practices relating to merchant chargeback reserves. The Audit Committee and independent investigations were completed prior to issuance of these financial statements; both the Audit Committee and the Company’s independent consultants and counsel concluded the incident to be an isolated event specifically related to the independent sales agent and group of merchants.

The following sets forth the changes resulting from the restatements of all related financial statements for the quarter and year ended December 31, 2011, the three months ended March 31, 2012, the three and six months ended June 30, 2012 and the three and nine months ended September 30, 2012.

For the quarter and year ended December 31, 2011:

The Company understated its provision for merchant charge-back loss reserves in the amount of $244,000 for the quarter and year ended December 31, 2011, resulting in an overstatement of net income of approximately $146,000, an understatement of total assets of $98,000 and an understatement of total liabilities of $244,000. Since the Company does not report quarterly results for the fourth quarter, the impact is restated for the full year 2011 results. The following is a summary of the effect of the restatements on the originally issued consolidated statement of income for the year ended December 31, 2011, consolidated balance sheet as of December 31, 2011, and consolidated statements of cash flows for the year ended December 31, 2011 (in thousands):

CONSOLIDATED STATEMENT OF INCOME

(In Thousands, except for Per Share Data)

	For the Year Ended December 31, 2011
	Previously Reported	Restatement Adjustments	As Restated
Operating revenues:
Electronic payment processing	$82,473	$—	$82,473
Web hosting and design	19,181	—	19,181
Premium income	12,468	—	12,468
Interest income	2,629	—	2,629
Servicing fee income – NSBF portfolio	1,635	—	1,635
Servicing fee income – external portfolios	1,466	—	1,466
Income from tax credits	1,390	—	1,390
Insurance commissions	1,071	—	1,071
Other income	3,026	—	3,026

Total operating revenues	$125,339	$—	$125,339

Net change in fair value of:
SBA loans	(5,493)	—	(5,493)
Warrants	—	—	—
Credits in lieu of cash and notes payable in credits in lieu of cash	(131)	—	(131)

Total net change in fair value	(5,624)	—	(5,624)

Operating expenses:
Electronic payment processing costs	69,145	244	69,389
Salaries and benefits	21,042	—	21,042
Interest	3,416	—	3,416
Depreciation and amortization	3,955	—	3,955
Provision for loan losses	763	—	763
Lease restructuring charges	990	—	990
Other general and administrative costs	18,132	—	18,132

Total operating expenses	117,443	244	117,687

Income before income taxes	2,272	(244)	2,028
Benefit for income taxes	(1,097)	(98)	(1,195)

Net income	3,369	(146)	3,223
Net loss attributable to non-controlling interests	112	—	112

Net income attributable to Newtek Business Services, Inc.	$3,481	$(146)	$3,335

Weighted average common shares outstanding
Basic	35,706	—	35,706

Diluted	36,073	—	36,073

Basic and diluted income per share	$0.10	$(0.01)	$0.09

CONSOLIDATED BALANCE SHEET

(In Thousands, except for Per Share Data)

	As of December 31, 2011
	Previously Reported	Restatement Adjustments	As Restated
ASSETS
Cash and cash equivalents	$11,201	$—	$11,201
Restricted cash	14,228	—	14,228
Broker receivable	4,911	—	4,911
SBA loans held for investment, net (includes $15,217 related to securitization trust VIE; net of reserve for loan losses of $2,900)	18,555	—	18,555
SBA loans held for investment, at fair value (includes $19,617 related to securitization trust VIE)	21,857	—	21,857
Accounts receivable (net of allowance of $308)	8,180	—	8,180
SBA loans held for sale, at fair value	2,198	—	2,198
Prepaid expenses and other assets, net (includes $1,211related to securitization trust VIE)	11,762	—	11,762
Servicing assets (net of accumulated amortization and allowances of $5,964)	3,420	—	3,420
Fixed assets (net of accumulated depreciation and amortization of $16,463)	2,853	—	2,853
Intangible assets (net of accumulated amortization of $13,226)	1,420	—	1,420
Credits in lieu of cash	16,948	—	16,948
Goodwill	12,092	—	12,092
Deferred tax asset, net	72	98	170

Total assets	$129,697	$98	$129,795

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$11,883	$244	$12,127
Notes payable	13,565	—	13,565
Note payable – Securitization trust VIE	26,368	—	26,368
Deferred revenue	1,634	—	1,634
Notes payable in credits in lieu of cash	16,948	—	16,948

Total liabilities	70,398	244	70,642

Commitments and contingencies
Equity:
Newtek Business Services, Inc stockholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, 36,701 issued; 35,702 outstanding, not including 83 shares held in escrow)	734	—	734
Additional paid-in capital	57,960	—	57,960
Retained earnings (accumulated deficit)	45	(146)	(101)
Treasury stock, at cost (999 shares)	(620)	—	(620)

Total Newtek Business Services, Inc. stockholders’ equity	58,119	(146)	57,973
Non-controlling interests	1,180		1,180

Total equity	59,299	(146)	59,153

Total liabilities and equity	$129,697	$98	$129,795

CONSOLIDATED STATEMENT OF CASH FLOWS

(In Thousands)

	For the Year Ended December 31, 2011
	As Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net income	$3,369	$(146)	$3,223
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income from tax credits	(1,390)	—	(1,390)
Accretion of interest expense	1,259	—	1,259
Fair value adjustments on SBA loans	5,493	—	5,493
Fair value adjustment of credits in lieu of cash and notes payable in credits in lieu of cash	131	—	131
Deferred income taxes	(2,775)	(98)	(2,873)
Depreciation and amortization	3,955	—	3,955
Provision for loan losses	763	—	763
Lease restructuring charges	990	—	990
Other, net	394	—	394
Changes in operating assets and liabilities:		—
Originations of SBA loans held for sale	(74,546)	—	(74,546)
Originations of SBA loans transferred, subject to premium recourse	(274)	—	(274)
Proceeds from sale of SBA loans held for sale	73,871	—	73,871
Proceeds from sale of SBA loans, achieving sale status	27,855	—	27,855
Liability on SBA loans transferred, subject to premium recourse	(30,783)	—	(30,783)
Broker receivable	7,148	—	7,148
Accounts receivable	(513)	—	(513)
Prepaid expenses, accrued interest receivable and other assets	(3,093)	—	(3,093)
Accounts payable, accrued expenses, other liabilities and deferred revenue	2,538	244	2,782
Other, net	(2,987)	—	(2,987)

Net cash provided by operating activities	11,405	—	11,405

Cash flows from investing activities:
Returns of investments in qualified businesses	242	—	242
Purchase of fixed assets and customer accounts	(1,498)	—	(1,498)
SBA loans originated for investment, net	(22,269)	—	(22,269)
Payments received on SBA loans	4,672	—	4,672
Change in restricted cash	1,239	—	1,239
Purchase of non-controlling interest	(196)	—	(196)

Net cash used in investing activities	(17,810)	—	(17,810)

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In Thousands)

	For the Year Ended December 31, 2011
	As Reported	Restatement Adjustments	As Restated
Cash flows from financing activities:
Net borrowings on bank lines of credit	$1,033	$—	$1,033
Payments on bank term note payable	(417)	—	(417)
Issuance of senior notes, net of issuance costs	13,513	—	13,513
Change in restricted cash due to debt refinancing	(750)	—	(750)
Change in restricted cash related to securitization	(2,954)	—	(2,954)
Payments on senior notes	(2,821)	—	(2,821)
Purchase of treasury shares	(16)	—	(16)
Other, net	(364)	—	(364)

Net cash provided by financing activities	7,224	—	7,224

Net increase in cash and cash equivalents	819	—	819
Cash and cash equivalents—beginning of year	10,382	—	10,382

Cash and cash equivalents—end of year	$11,201	$—	$11,201

Supplemental disclosure of cash flow activities:
Cash paid for interest	$1,346	$—	$1,346

Cash paid for taxes	$1,280	$—	$1,280

Non-cash investing and financing activities:
Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$19,482	$—	$19,482

For the three months ended March 31, 2012:

The Company understated it provision for merchant charge-back loss reserves in the amount of $472,000 for the three months ended March 31, 2012, resulting in an overstatement of net income of approximately $284,000, an understatement of total assets of $98,000, and an understatement of total liabilities of $528,000 as of March 31, 2012. The following is a summary of the effect of the restatements on the originally issued unaudited condensed consolidated statement of income for the three months ended March 31, 2012, unaudited condensed consolidated balance sheet as of March 31, 2012, and the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2012 (in thousands):

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(In Thousands, except for Per Share Data)

	For the Three Months Ended March 31, 2012
	Previously Reported	Restatement Adjustments	As Restated
Operating revenues:
Electronic payment processing	$20,617	$—	$20,617
Web hosting and design	4,693	—	4,693
Premium income	2,390	—	2,390
Interest income	722	—	722
Servicing fee income – NSBF portfolio	481	—	481
Servicing fee income – external portfolios	601	—	601
Income from tax credits	191	—	191
Insurance commissions	310	—	310
Other income	724	—	724

Total operating revenues	30,729	—	30,729

Net change in fair value of:
SBA loans	(94)	—	(94)
Credits in lieu of cash and notes payable in credits in lieu of cash	36	—	36

Total net change in fair value	(58)	—	(58)

Operating expenses:
Electronic payment processing costs	16,881	472	17,353
Salaries and benefits	5,676	—	5,676
Interest	837	—	837
Depreciation and amortization	801	—	801
Provision for loan losses	110	—	110
Other general and administrative costs	4,261	—	4,261

Total operating expenses	28,566	472	29,038

Income before income taxes	2,105	(472)	1,633
Provision for income taxes	796	(188)	608

Net income	1,309	(284)	1,025
Net loss attributable to non-controlling interests	(6)	—	(6)

Net income attributable to Newtek Business Services, Inc.	$1,303	$(284)	$1,019

Weighted average common shares outstanding
Basic	35,779	—	35,779

Diluted	36,193	—	36,193

Basic and diluted income per share	$0.04	$(0.01)	$0.03

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In Thousands, except for Per Share Data)

	As of March 31, 2012
	Previously Reported	Restatement Adjustments	As Restated
ASSETS
Cash and cash equivalents (includes $2,850 related to VIE)	$15,341	$—	$15,341
Restricted cash	7,307	—	7,307
Broker receivable	13,923	—	13,923
SBA loans held for investment, net (includes $14,671 related to securitization trust VIE; net of reserve for loan losses of $2,814)	17,871	—	17,871
SBA loans held for investment, at fair value (includes $24,005 related to securitization trust VIE)	27,226	—	27,226
Accounts receivable (net of allowance of $454)	12,503	—	12,503
SBA loans held for sale, at fair value	2,642	—	2,642
Prepaid expenses and other assets, net (includes $1,259 related to securitization trust VIE)	8,298	—	8,298
Servicing assets (net of accumulated amortization and allowances of $6,152)	3,609	—	3,609
Fixed assets (net of accumulated depreciation and amortization of $12,645)	2,867	—	2,867
Intangible assets (net of accumulated amortization of $13,443)	1,230	—	1,230
Credits in lieu of cash	14,485	—	14,485
Goodwill	12,092	—	12,092
Deferred tax asset, net	936	98	1,034

Total assets	$140,330	$98	$140,428

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$13,859	$528	$14,387
Notes payable	21,586	—	21,586
Note payable – Securitization trust VIE	25,400	—	25,400
Deferred revenue	1,490	—	1,490
Notes payable in credits in lieu of cash	14,485	—	14,485

Total liabilities	76,820	528	77,348

Commitments and contingencies
Equity:
Newtek Business Services, Inc stockholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, 36,701 issued; 35,914 outstanding, respectively, not including 83 shares held in escrow)	738	—	738
Additional paid-in capital	58,199	—	58,199
Retained earnings (includes $1,466 and $0, respectively, related to consolidation of VIE on January 1, 2012)	2,814	(430)	2,384
Treasury stock, at cost (1,735 and 999 shares, respectively)	(620)	—	(620)

Total Newtek Business Services, Inc. stockholders’ equity	61,131	(430)	60,701
Non-controlling interests	2,379	—	2,379

Total equity	63,510	(430)	63,080

Total liabilities and equity	$140,330	$98	$140,428

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	For the Three Months Ended March 31, 2012
	As Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net income	$1,309	$(284)	$1,025
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income from tax credits	(191)	—	(191)
Accretion of interest expense	227	—	227
Fair value adjustments on SBA loans	94	—	94
Fair value adjustment of credits in lieu of cash and notes payable in credits in lieu of cash	(36)	—	(36)
Deferred income taxes	(864)	—	(864)
Depreciation and amortization	801	—	801
Provision for loan losses	110	—	110
Other, net	225	—	225
Changes in operating assets and liabilities:		—
Originations of SBA loans held for sale	(18,683)	—	(18,683)
Proceeds from sale of SBA loans held for sale	18,287	—	18,287
Broker receivable	(9,013)	—	(9,013)
Accounts receivable	(2,012)	—	(2,012)
Prepaid expenses, accrued interest receivable and other assets	3,488	—	3,488
Accounts payable, accrued expenses, other liabilities and deferred revenue	(487)	284	(203)
Other, net	186	—	186

Net cash used in operating activities	(6,559)	—	(6,559)

Cash flows from investing activities:
Returns of investments in qualified businesses	100	—	100
Purchase of fixed assets and customer accounts	(439)	—	(439)
SBA loans originated for investment, net	(5,838)	—	(5,838)
Payments received on SBA loans	946	—	946
Change in restricted cash	1,687	—	1,687

Net cash used in investing activities	(3,544)	—	(3,544)

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Unaudited)

(In Thousands)

	For the Three Months Ended March 31, 2012
	As Reported	Restatement Adjustments	As Restated
Cash flows from financing activities:
Net borrowings on bank lines of credit	$8,125	$—	$8,125
Increase in cash due to consolidation of VIE	2,763	—	2,763
Payments on bank term note payable	(104)	—	(104)
Payments on senior notes	(1,021)	—	(1,021)
Change in restricted cash related to securitization	4,673	—	4,673
Other, net	(193)	—	(193)

Net cash provided by financing activities	14,243	—	14,243

Net increase in cash and cash equivalents	4,140	—	4,140
Cash and cash equivalents—beginning of period	11,201	—	11,201

Cash and cash equivalents—end of period	$15,341	$—	$15,341

Supplemental disclosure of cash flow activities:
Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$3,069	—	$3,069

Addition to assets and liabilities on January 1, 2012 as a result of consolidation of interests in Exponential of New York, LLC
Assets	$2,763	—	$2,763
Liabilities	7	—	7

Equity	$2,756	—	$2,756

Addition to additional paid-in capital for warrants expired previously attributable to non-controlling interests	$330	—	$330

For the three and six months ended June 30, 2012:

The Company (over) understated it provision for merchant charge-back loss reserves in the amount of $(16,000) and $456,000 for the three and six months ended June 30, 2012, respectively, resulting in an (under) overstatement of net income of approximately $(10,000) and $274,000, respectively, an understatement of total assets of $98,000 and an understatement of total liabilities of $518,000 as of June 30, 2012. The following is a summary of the effect of the restatements on the originally issued unaudited condensed consolidated statement of income for the three and six months ended June 30, 2012, unaudited condensed consolidated balance sheet as of June 30, 2012, and the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2012 (in thousands):

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(In Thousands, except for Per Share Data)

	For the Three Months Ended June 30, 2012
	Previously Reported	Restatement Adjustments	As Restated
Operating revenues:
Electronic payment processing	$21,371	$—	$21,371
Web hosting and design	4,569	—	4,569
Premium income	2,414	—	2,414
Interest income	817	—	817
Servicing fee income – NSBF portfolio	496	—	496
Servicing fee income – external portfolios	1,475	—	1,475
Income from tax credits	129	—	129
Insurance commissions	319	—	319
Other income	748	—	748

Total operating revenues	32,338	—	32,338

Net change in fair value of:
SBA loans	(569)	—	(569)
Warrants	(111)	—	(111)
Credits in lieu of cash and notes payable in credits in lieu of cash	5	—	5

Total net change in fair value	(675)	—	(675)

Operating expenses:
Electronic payment processing costs	17,849	(16)	17,833
Salaries and benefits	5,437	—	5,437
Interest	1,136	—	1,136
Depreciation and amortization	711	—	711
Provision for loan losses	154	—	154
Other general and administrative costs	4,446	—	4,446

Total operating expenses	29,733	(16)	29,717

Income before income taxes	1,930	16	1,946
Provision for income taxes	726	(6)	732

Net income	1,204	10	1,214
Net income attributable to non-controlling interests	29	—	29

Net income attributable to Newtek Business Services, Inc.	$1,233	$10	$1,243

Weighted average common shares outstanding
Basic	35,922	—	35,922

Diluted	36,881	—	36,881

Basic and diluted income per share	$0.03	$—	$0.03

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(In Thousands, except for Per Share Data)

	For the Six Months Ended June 30, 2012
	Previously Reported	Restatement Adjustments	As Restated
Operating revenues:
Electronic payment processing	$41,988	$—	$41,988
Web hosting and design	9,262	—	9,262
Premium income	4,804	—	4,804
Interest income	1,538	—	1,538
Servicing fee income – NSBF portfolio	978	—	978
Servicing fee income – external portfolios	2,075	—	2,075
Income from tax credits	319	—	319
Insurance commissions	630	—	630
Other income	1,473	—	1,473

Total operating revenues	63,067	—	63,067

Net change in fair value of:
SBA loans	(663)	—	(663)
Warrants	(111)	—	(111)
Credits in lieu of cash and notes payable in credits in lieu of cash	41	—	41

Total net change in fair value	(733)	—	(733)

Operating expenses:
Electronic payment processing costs	34,730	456	35,186
Salaries and benefits	11,113	—	11,113
Interest	1,973	—	1,973
Depreciation and amortization	1,512	—	1,512
Provision for loan losses	264	—	264
Other general and administrative costs	8,707	—	8,707

Total operating expenses	58,299	456	58,755

Income before income taxes	4,035	(456)	3,579
Provision for income taxes	1,522	(182)	1,340

Net income	2,513	(274	2,239
Net income attributable to non-controlling interests	23	—	23

Net income attributable to Newtek Business Services, Inc.	$2,536	$(274)	$2,262

Weighted average common shares outstanding
Basic	35,851	—	35,851

Diluted	36,536	—	36,536

Basic and diluted income per share	$0.07	$(0.01)	$0.06

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In Thousands, except for Per Share Data)

	As of June 30, 2012
	Previously Reported	Restatement Adjustments	As Restated
ASSETS
Cash and cash equivalents (includes $2,850 related to VIE)	$23,061	$—	$23,061
Restricted cash	8,938	—	8,938
Broker receivable	5,643	—	5,643
SBA loans held for investment, net (includes $14,120 related to securitization trust VIE; net of reserve for loan losses of $2,380)	17,075	—	17,075
SBA loans held for investment, at fair value (includes $24,004 related to securitization trust VIE)	31,410	—	31,410
Accounts receivable (net of allowance of $633)	12,775	—	12,775
SBA loans held for sale, at fair value	1,783	—	1,783
Prepaid expenses and other assets, net (includes $1,235 related to securitization trust VIE)	9,285	—	9,285
Servicing assets (net of accumulated amortization and allowances of $6,322)	3,831	—	3,831
Fixed assets (net of accumulated depreciation and amortization of $12,942)	2,844	—	2,844
Intangible assets (net of accumulated amortization of $13,585)	1,088	—	1,088
Credits in lieu of cash	11,552	—	11,552
Goodwill	12,092	—	12,092
Deferred tax asset, net	1,617	98	1,715

Total assets	$142,994	$98	$143,092

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$12,996	$518	$13,514
Notes payable	26,631	—	26,631
Note payable – Securitization trust VIE	24,253	—	24,253
Deferred revenue	1,484	—	1,484
Notes payable in credits in lieu of cash	11,552	—	11,552
Warrant liability	2,070	—	2,070

Total liabilities	78,986	518	79,504

Commitments and contingencies
Equity:
Newtek Business Services, Inc stockholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, 36,913 issued; 35,200 outstanding, not including 83 shares held in escrow)	738	—	738
Additional paid-in capital	58,344	—	58,344
Retained earnings (includes $1,466 related to consolidation of VIE on January 1, 2012)	4,044	(420)	3,624
Treasury stock, at cost (1,713 shares)	(1,467)	—	(1,467)

Total Newtek Business Services, Inc. stockholders’ equity	61,659	(420)	61,239
Non-controlling interests	2,349	—	2,349

Total equity	64,008	(420)	63,588

Total liabilities and equity	$142,994	$98	$143,092

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	For the Six Months Ended June 30, 2012
	As Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net income	$2,513	$(274)	$2,239
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income from tax credits	(319)	—	(319)
Accretion of interest expense	360	—	360
Fair value adjustments on SBA loans	663	—	663
Fair value adjustment of credits in lieu of cash and notes payable in credits in lieu of cash	(41)	—	(41)
Fair value adjustment on warrants	111	—	111
Deferred income taxes	(1,545)	—	(1,545)
Depreciation and amortization	1,512	—	1,512
Provision for loan losses	264	—	264
Other, net	451	—	451
Changes in operating assets and liabilities:		—
Originations of SBA loans held for sale	(34,686)	—	(34,686)
Proceeds from sale of SBA loans held for sale	35,019	—	35,019
Broker receivable	(733)	—	(733)
Accounts receivable	(2,347)	—	(2,347)
Prepaid expenses, accrued interest receivable and other assets	3,390	—	3,390
Accounts payable, accrued expenses, other liabilities and deferred revenue	(1,218)	274	(944)
Other, net	(1,049)	—	(1,049)

Net cash provided by operating activities	2,345	—	2,345

Cash flows from investing activities:
Returns of investments in qualified businesses	101	—	101
Purchase of fixed assets and customer accounts	(813)	—	(813)
SBA loans originated for investment, net	(10,923)	—	(10,923)
Payments received on SBA loans	2,086	—	2,086
Change in restricted cash	530	—	530

Net cash used in investing activities	(9,019)	—	(9,019)

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Unaudited)

(In Thousands)

	For the Six Months Ended June 30, 2012
	As Reported	Restatement Adjustments	As Restated
Cash flows from financing activities:
Net borrowings on bank lines of credit	$5,167	$—	$5,167
Increase in cash due to consolidation of VIE	2,763	—	2,763
Proceeds from term loan	10,000	—	10,000
Payments on bank term note payable	(208)	—	(208)
Payments on senior notes	(2,228)	—	(2,228)
Change in restricted cash related to securitization	5,041	—	5,041
Additions to deferred financing costs	(1,257)	—	(1,257)
Purchase of treasury shares	(926)	—	(926)
Other, net	182	—	182

Net cash provided by financing activities	18,534	—	18,534

Net increase in cash and cash equivalents	11,860	—	11,860
Cash and cash equivalents—beginning of period	11,201	—	11,201

Cash and cash equivalents—end of period	$23,061	$—	$23,061

Supplemental disclosure of cash flow activities:
Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$6,167	—	$6,167

Addition to assets and liabilities on January 1, 2012 as a result of consolidation of interests in Exponential of New York, LLC
Assets	$2,763	—	$2,763
Liabilities	7	—	7

Equity	$2,756	—	$2,756

Addition to additional paid-in capital for warrants expired previously attributable to non-controlling interests	$330	—	$330

Initial allocation of value issued to warrants issued in financing transaction	$1,959	—	$1,959

For the three and nine months ended September 30, 2012:

The Company understated it provision for merchant charge-back loss reserves in the amount of $275,000 and $731,000 for the three and nine months ended September 30, 2012, respectively, resulting in an overstatement of net income of approximately $165,000 and $438,000, respectively, an understatement of total assets of $98,000 and an understatement of total liabilities of $683,000 as of September 30, 2012. The following is a summary of the effect of the restatements on the originally issued unaudited condensed consolidated statement of income for the three and nine months ended September 30, 2012, unaudited condensed consolidated balance sheet as of September 30, 2012, and the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2012 (in thousands):

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(In Thousands, except for Per Share Data)

	For the Three Months Ended September 30, 2012
	Previously Reported	Restatement Adjustments	As Restated
Operating revenues:
Electronic payment processing	$21,686	$—	$21,686
Web hosting and design	4,525	—	4,525
Premium income	3,154	—	3,154
Interest income	894	—	894
Servicing fee income – NSBF portfolio	560	—	560
Servicing fee income – external portfolios	1,517	—	1,517
Income from tax credits	122	—	122
Insurance commissions	286	—	286
Other income	714	—	714

Total operating revenues	33,458	—	33,458

Net change in fair value of:
SBA loans	(554)	—	(554)
Warrants	—	—	—
Credits in lieu of cash and notes payable in credits in lieu of cash	(20)	—	(20)

Total net change in fair value	(574)	—	(574)

Operating expenses:
Electronic payment processing costs	18,081	275	18,356
Salaries and benefits	5,597	—	5,597
Interest	1,233	—	1,233
Depreciation and amortization	763	—	763
Provision for loan losses	90	—	90
Other general and administrative costs	4,186	—	4,186

Total operating expenses	29,950	275	30,225

Income before income taxes	2,934	(275)	2,659
Provision for income taxes	1,469	(110)	1,359

Net income	1,465	(165)	1,300
Net income attributable to non-controlling interests	7		7

Net income attributable to Newtek Business Services, Inc.	$1,472	$(165)	$1,307

Weighted average common shares outstanding
Basic	35,200	—	35,200

Diluted	37,520	—	37,520

Basic income per share	$0.04	$—	$0.04

Diluted income per share	$0.04	$(0.01)	$0.03

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(In Thousands, except for Per Share Data)

	For the Nine Months Ended September 30, 2012
	Previously Reported	Restatement Adjustments	As Restated
Operating revenues:
Electronic payment processing	$63,674	$—	$63,674
Web hosting and design	13,787	—	13,787
Premium income	7,958	—	7,958
Interest income	2,432	—	2,432
Servicing fee income – NSBF portfolio	1,537	—	1,537
Servicing fee income – external portfolios	3,593	—	3,593
Income from tax credits	441	—	441
Insurance commissions	915	—	915
Other income	2,188	—	2,188

Total operating revenues	96,525	—	96,525

Net change in fair value of:
SBA loans	(1,217)	—	(1,217)
Warrants	(111)	—	(111)
Credits in lieu of cash and notes payable in credits in lieu of cash	21	—	21

Total net change in fair value	(1,307)	—	(1,307)

Operating expenses:
Electronic payment processing costs	52,811	731	53,542
Salaries and benefits	16,710	—	16,710
Interest	3,206	—	3,206
Depreciation and amortization	2,275	—	2,275
Provision for loan losses	354	—	354
Other general and administrative costs	12,893	—	12,893

Total operating expenses	88,249	731	88,980

Income before income taxes	6,969	(731)	6,238
Provision for income taxes	2,991	(293)	2,698

Net income	3,978	(438)	3,540
Net income attributable to non-controlling interests	30	—	30

Net income attributable to Newtek Business Services, Inc.	$4,008	$(438)	$3,570

Weighted average common shares outstanding
Basic	35,632	—	35,632

Diluted	36,646	—	36,646

Basic and diluted income per share	$0.11	$(0.01)	$0.10

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In Thousands, except for Per Share Data)

	As of September 30, 2012
	Previously Reported	Restatement Adjustments	As Restated
ASSETS
Cash and cash equivalents (includes $1,751 related to VIE)	$18,304	$—	$18,304
Restricted cash	9,764	—	9,764
Broker receivable	10,533	—	10,533
SBA loans held for investment, net (includes $13,714 related to securitization trust VIE; net of reserve for loan losses of $2,372)	16,491	—	16,491
SBA loans held for investment, at fair value (includes $23,428 related to securitization trust VIE)	36,411	—	36,411
Accounts receivable (net of allowance of $747)	11,746	—	11,746
SBA loans held for sale, at fair value	1,048	—	1,048
Prepaid expenses and other assets, net (includes $1,179 related to securitization trust VIE)	10,650	—	10,650
Servicing assets (net of accumulated amortization and allowances of $6,528)	4,153	—	4,153
Fixed assets (net of accumulated depreciation and amortization of $12,229)	2,925	—	2,925
Intangible assets (net of accumulated amortization of $13,725)	948	—	948
Credits in lieu of cash	10,063	—	10,063
Goodwill	12,092	—	12,092
Deferred tax asset, net	2,534	98	2,632

Total assets	$147,662	$98	$147,760

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$11,041	$683	$11,724
Notes payable	34,279	—	34,279
Note payable – Securitization trust VIE	23,151	—	23,151
Deferred revenue	1,437	—	1,437
Notes payable in credits in lieu of cash	10,063	—	10,063

Total liabilities	79,971	683	80,654

Commitments and contingencies
Equity:
Newtek Business Services, Inc stockholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, 36,913 issued; 35,200 outstanding, not including 83 shares held in escrow)	738	—	738
Additional paid-in capital	60,560	—	60,560
Retained earnings (includes $1,466 related to consolidation of VIE on January 1, 2012)	5,518	(585)	4,933
Treasury stock, at cost (1,713 shares)	(1,467)		(1,467)

Total Newtek Business Services, Inc. stockholders’ equity	65,349	(585)	64,764
Non-controlling interests	2,342	—	2,342

Total equity	67,691	(585)	67,106

Total liabilities and equity	$147,662	$98	$147,760

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	For the Nine Months Ended September 30, 2012
	As Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net income	$3,978	$(438)	$3,540
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income from tax credits	(441)	—	(441)
Accretion of interest expense	462	—	462
Fair value adjustments on SBA loans	1,217	—	1,217
Fair value adjustment on warrants	111	—	111
Fair value adjustment of credits in lieu of cash and notes payable in credits in lieu of cash	(21)	—	(21)
Deferred income taxes	(2,462)	—	(2,462)
Depreciation and amortization	2,275	—	2,275
Provision for loan losses	354	—	354
Other, net	884	—	884
Changes in operating assets and liabilities:		—
Originations of SBA loans held for sale	(55,147)	—	(55,147)
Proceeds from sale of SBA loans held for sale	56,397	—	56,397
Broker receivable	(5,622)	—	(5,622)
Accounts receivable	(3,631)	—	(3,631)
Prepaid expenses, accrued interest receivable and other assets	3,455	—	3,455
Accounts payable, accrued expenses, other liabilities and deferred revenue	(907)	438	(469)
Other, net	(3,128)	—	(3,128)

Net cash used in operating activities	(2,226)	—	(2,226)

Cash flows from investing activities:
Investments in qualified businesses	(1,651)	—	(1,651)
Returns of investments in qualified businesses	101	—	101
Purchase of fixed assets and customer accounts	(1,313)	—	(1,313)
SBA loans originated for investment, net	(17,105)	—	(17,105)
Payments received on SBA loans	3,261	—	3,261
Change in restricted cash	999	—	999

Net cash used in investing activities	(15,708)	—	(15,708)

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Unaudited)

(In Thousands)

	For the Nine Months Ended September 30, 2012
	As Reported	Restatement Adjustments	As Restated
Cash flows from financing activities:
Net borrowings on bank lines of credit	$12,829	$—	$12,829
Increase in cash due to consolidation of VIE	2,763	—	2,763
Proceeds from term loan	10,000	—	10,000
Payments on bank term note payable	(313)	—	(313)
Payments on senior notes	(3,389)	—	(3,389)
Change in restricted cash related to securitization	5,053	—	5,053
Additions to deferred financing costs	(1,313)	—	(1,313)
Purchase of treasury shares	(926)	—	(926)
Other, net	333	—	333

Net cash provided by financing activities	25,037	—	25,037

Net increase in cash and cash equivalents	7,103	—	7,103
Cash and cash equivalents—beginning of period	11,201	—	11,201

Cash and cash equivalents—end of period	$18,304	$—	$18,304

Supplemental disclosure of cash flow activities:
Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$7,903	—	$7,903

Addition to assets and liabilities on January 1, 2012 as a result of consolidation of interests in Exponential of New York, LLC
Assets	$2,763	—	$2,763
Liabilities	7	—	7

Equity	$2,756	—	$2,756

Addition to additional paid-in capital for warrants expired previously attributable to non-controlling interests	$330	—	$330

Initial allocation of value issued to warrants issued in financing transaction	$1,959	—	$1,959

NOTE 27 – SUBSEQUENT EVENTS

In March 2013, the Company completed a third securitization resulting in $20,900,000 of notes being issued in a private placement transaction. The SBA lender transferred the unguaranteed portions of SBA loans in the amount of $23,569,000 and an additional $5,900,000 for additional loans to be funded subsequent to the transaction, to a special purpose entity Newtek Small Business Loan Trust 2013-1 (the “Trust”). The notes received an “A” rating by S&P, and the final maturity date of the amended notes is June 25, 2038. The proceeds of the transaction have been and will be used to repay debt and originate new loans.