Form 10-Q
period 2013-03-31
NEWTEK BUSINESS SERVICES, INC.
filed 2013-05-09
CIK 1094019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 8, 2013, there were 36,966,672 of the Company’s Common Shares outstanding.

Item 1. Financial Information.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(In Thousands, except for Per Share Data)

	2013	2012
Operating revenues:
Electronic payment processing	$21,677	$20,617
Web hosting and design	4,380	4,693
Premium income	4,259	2,390
Interest income	1,030	722
Servicing fee income – NSBF portfolio	614	580
Servicing fee income – external portfolios	847	502
Income from tax credits	26	191
Insurance commissions	444	310
Other income	867	724

Total operating revenues	34,144	30,729

Net change in fair value of:
SBA loans	(376)	(94)
Credits in lieu of cash and notes payable in credits in lieu of cash	19	36

Total net change in fair value	(357)	(58)

Operating expenses:
Electronic payment processing costs	18,284	17,353
Salaries and benefits	6,056	5,676
Interest	1,303	837
Depreciation and amortization	807	801
Provision for loan losses	118	110
Other general and administrative costs	5,017	4,261

Total operating expenses	31,585	29,038

Income before income taxes	2,202	1,633
Provision for income taxes	(897)	(608)

Net income	1,305	1,025
Net (income) loss attributable to non-controlling interests	147	(6)

Net income attributable to Newtek Business Services, Inc.	$1,452	$1,019

Weighted average common shares outstanding – basic	35,218	35,779

Weighted average common shares outstanding – diluted	37,736	36,193

Earnings per share – basic and diluted	$0.04	$0.03

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2013 AND DECEMBER 31, 2012

(In Thousands, except for Per Share Data)

	March 31, 2013	December 31, 2012
	Unaudited	(Note 1)
ASSETS
Cash and cash equivalents (includes $2,696 and $1,865, respectively, related to VIE)	$11,998	$14,229
Restricted cash	15,110	8,456
Broker receivable	17,489	16,698
SBA loans held for investment, net (includes $13,266 and $12,910, respectively, related to securitization trust VIE; net of reserve for loan losses of $2,172 and $2,589, respectively)	13,706	14,647
SBA loans held for investment, at fair value (includes $45,323 and $22,931, respectively, related to securitization trust VIE)	49,625	43,055
Accounts receivable (net of allowance of $531and $561, respectively)	13,650	10,871
SBA loans held for sale, at fair value	3,278	896
Prepaid expenses and other assets, net (includes $1,836 and $1,123, respectively, related to securitization trust VIE)	10,997	11,014
Servicing asset (net of accumulated amortization and allowances of $6,995 and $6,750, respectively)	5,177	4,682
Fixed assets (net of accumulated depreciation and amortization of $10,241 and $10,922, respectively)	3,633	3,523
Intangible assets (net of accumulated amortization of $13,973 and $13,855, respectively)	1,450	1,558
Credits in lieu of cash	5,924	8,703
Deferred tax asset, net	2,629	2,318
Goodwill	12,092	12,092

Total assets	$166,758	$152,742

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$13,130	$11,206
Notes payable	33,280	39,823
Note payable – securitization trust VIE	41,786	22,039
Capital lease obligation	693	632
Deferred revenue	1,397	1,437
Notes payable in credits in lieu of cash	5,924	8,703

Total liabilities	96,210	83,840

Commitments and contingencies

Equity:
Newtek Business Services, Inc. shareholders’ equity:
Preferred shares (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common shares (par value $0.02 per share; authorized 54,000 shares, 36,913 issued; 35,258 and 35,178 outstanding, respectively, not including 83 shares held in escrow)	738	738
Additional paid-in capital	60,841	60,609
Retained earnings (includes $1,466 related to consolidation of VIE on January 1, 2012)	8,458	7,008
Treasury shares, at cost (1,655 and 1,735 shares, respectively)	(1,412)	(1,508)

Total Newtek Business Services, Inc. shareholders’ equity	68,625	66,847
Non-controlling interests	1,923	2,055

Total equity	70,548	68,902

Total liabilities and equity	$166,758	$152,742

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(In Thousands)

	2013	2012
Cash flows from operating activities:
Consolidated net income	$1,305	$1,025
Adjustments to reconcile consolidated net income to net cash used in operating activities:
Income from tax credits	(26)	(191)
Accretion of interest expense	46	227
Fair value adjustments on SBA loans	377	94
Fair value adjustment of credits in lieu of cash and notes payable in credits in lieu of cash	(19)	(36)
Deferred income taxes	(311)	(864)
Depreciation and amortization	807	801
Accretion of discount	(34)	(41)
Provision for loan losses	118	110
Other, net	308	266
Changes in operating assets and liabilities:
Originations of SBA loans held for sale	(27,238)	(18,683)
Proceeds from sale of SBA loans held for sale	25,111	18,287
Broker receivable	(791)	(9,013)
Accounts receivable	(2,784)	(2,012)
Prepaid expenses, accrued interest receivable and other assets	(240)	3,488
Accounts payable, accrued expenses and deferred revenue	2,052	(203)
Other, net	(1,208)	186

Net cash used in operating activities	(2,527)	(6,559)

Cash flows from investing activities:
Return of investments in qualified businesses	970	100
Purchase of fixed assets and customer merchant accounts	(564)	(439)
SBA loans originated for investment, net	(7,640)	(5,838)
Payments received on SBA loans	1,201	946
Change in restricted cash	(1,290)	1,687
Contribution from non-controlling interest	15	—

Net cash used in investing activities	(7,308)	(3,544)

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (CONTINUED)

	2013	2012
Cash flows from financing activities:
Net (repayments) proceeds on bank lines of credit	$(6,530)	$8,125
Increase in cash due to consolidation of subsidiary	—	2,763
Repayments on bank term note payable	(104)	(104)
Issuance of senior notes, net of issuance costs	20,962	—
Payments on senior notes	(1,215)	(1,021)
Additions to deferred financing costs	(808)	—
Change in restricted cash related to securitization	(4,898)	4,673
Other	197	(193)

Net cash provided by financing activities	7,604	14,243

Net (decrease) increase in cash and cash equivalents	(2,231)	4,140
Cash and cash equivalents – beginning of period	14,229	11,201

Cash and cash equivalents – end of period	$11,998	$15,341

Supplemental disclosure of cash flow activities:

Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$2,819	$3,069

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

The condensed consolidated financial statements of Newtek Business Services, Inc., its subsidiaries and consolidated entities included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and include all wholly- and majority-owned subsidiaries, and several portfolio companies in which the Capcos own non-controlling minority interest in, or those variable interest entities of which Newtek is considered to be the primary beneficiary. All inter-company balances and transactions have been eliminated in consolidation. Non-controlling interests (previously shown as minority interest) are reported below net income (loss) under the heading “Net (income) loss attributable to non-controlling interests” in the unaudited condensed consolidated statements of income and shown as a component of equity in the condensed consolidated balance sheets. See New Accounting Standards in Note 2 for further discussion.

The accompanying notes to unaudited condensed consolidated financial statements should be read in conjunction with Newtek’s 2012 Annual Report on Form 10-K. These financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The results of operations for an interim period may not give a true indication of the results for the entire year. The December 31, 2012 condensed consolidated balance sheet has been derived from the audited financial statements of that date but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

•

Other fees: These fees include re-underwriting fees, due diligence fees, termination fees, under minimum fees, and other fees including finance charges, supplies sold to clients, NSF fees, wire fees and administration fees. These fees are charged upon funding, takeovers or liquidation of finance clients. The Company also receives commission revenue from various sources.

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

Restricted Cash

Restricted cash includes cash collateral relating to a letter of credit; monies due on SBA loan-related remittances and insurance premiums received by the Company and due to third parties; cash held by the Capcos restricted for use in managing and operating the Capco, making qualified investments and for the payment of income taxes; cash reserves associated with the securitization, cash set aside to purchase unguaranteed portions originated subsequent to the securitization transaction, cash held in blocked accounts used to pay down bank note payables, cash held for our payroll clients waiting to be remitted to their employees or taxing authority and a cash account maintained as a reserve against electronic payment processing chargeback losses. Following is a summary of restricted cash by segment:

(In thousands):	March 31, 2013	December 31, 2012
Electronic payment processing	$408	$387
Small business finance	10,209	4,955
All other	1,657	279
Corporate activities	987	987
Capcos	1,849	1,848

Totals	$15,110	$8,456

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

Securitization Activities

NSBF engaged in a securitization of the unguaranteed portions of its SBA 7(a) loans in 2010, 2011 and 2013. Because the transfer of these assets did not meet the criteria of a sale for accounting purposes, it was treated as a secured borrowing. NSBF continues to recognize the assets of the secured borrowing in Loans held for investment and the associated financing in Notes payable on the consolidated balance sheets.

Share – Based Compensation

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

The Company’s U.S. Federal and state income tax returns prior to fiscal year 2009 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

The Company sells its services to businesses throughout the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires collateral, such as accounts receivable and/or other assets of the client, whenever deemed necessary. For the three months ended March 31, 2013 and 2012, no single customer accounted for 10% or more of the Company’s revenue or of total accounts receivable at March 31, 2013 and December 31, 2012.

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

New Accounting Standards

None.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In thousands):

	Fair Value Measurements at March 31, 2013 Using:
(In thousands):	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)

Assets

Credits in lieu of cash	$5,924	$—	$5,924	$—	$—
SBA loans held for investment	49,625	—	—	49,625	(631)

SBA loans held for sale	3,278	—	3,278	—	255

Total assets	$58,827	$—	$9,202	$49,625	$(376)

Liabilities

Notes payable in credits in lieu of cash	$5,924	$—	$5,924	$—	$19

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In thousands):

	Fair Value Measurements at December 31, 2012 Using:
(In thousands):	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)

Assets

Credits in lieu of cash	$8,703	$—	$8,703	$—	$—
SBA loans held for investment	43,055	—	—	43,055	(851)

SBA loans held for sale	896	—	896	—	(162)

Total assets	$52,654	$—	$9,599	$43,055	$(1,013)

Liabilities

Notes payable in credits in lieu of cash	$8,703	$—	$8,703	$—	$3

Warrants	—	—	—	—	(111)

Total liabilities	$8,703	$—	$8,703	$—	$(108)

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

On December 31, 2012, the yield on the Chartis Note Basket was 1.72%. As of March 31, 2013, the date the Company revalued the asset and liability, the yields on the Chartis notes averaged 1.80% reflecting changes in interest rates in the marketplace. This decrease in yield decreased both the fair value of the credits in lieu of cash and the fair value of the notes payable in credits in lieu of cash. The Company decreased the value of the credits in lieu of cash to equal the value of the notes payable in credits in lieu of cash because the credits in lieu of cash can only be used to satisfy the liability and must equal the value of the notes payable in credits in lieu of cash at all times. The net change in fair value reported in the Company’s condensed consolidated statements of income for the three months ended March 31, 2013 was a gain of $19,000.

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

SBA 7(a) Loans

On October 1, 2010, the Company elected to utilize the fair value option for SBA 7(a) loans funded on or after that date. Management believed that doing so would promote its effort to both simplify and make more transparent its financial statements by better portraying the true economic value of this asset on its balance sheet and statement of income. NSBF originates, funds, and services government guaranteed loans under section 7(a) of the Small Business Act. The SBA does not fully guarantee the SBA 7(a) Loans: An SBA 7(a) Loan is bifurcated into a guaranteed portion and an unguaranteed portion, each accruing interest on the principal balance of such portion at a per annum rate in effect from time to time. NSBF originates variable interest loans, usually set at a fixed index to the Prime rate that resets quarterly. Primarily, NSBF has made SBA 7(a) loans carrying guarantees of 75% and 85% with some originations at 90% for SBA qualified export type businesses; from 2009 through early 2011 under a special program, most of the loans NSBF originated carried a guarantee of 90%. NSBF, both historically and as a matter of its business plan, sells the guaranteed portions via SBA Form 1086 into the secondary market when the guaranteed portion becomes available for sale upon the closing and full funding of the SBA 7(a) loan and retains the unguaranteed portions. Management recognized that the economic value in the guaranteed portion did not inure to NSBF at the time of their sale but rather when the guaranty attached at origination; amortization accounting by its nature does not recognize this increase in value at the true time when it occurred. Under the fair value option, the value of the guarantee is recorded when it economically occurs at the point of the creation of the loan, and is not delayed until when the sale occurs. Contemporaneously, the value of the unguaranteed portion will also be determined to reflect the full, fair value of the loan.

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

SBA Loans Held for Investment

For loans that completed funding before October 1, 2010, SBA loans held for investment are reported at their outstanding unpaid principal balances adjusted for charge-offs, net deferred loan origination costs and the allowance for loan losses. For loans that completed funding on or after October 1, 2010, management elected to fair value SBA loans held for investment within the fair value hierarchy that prioritizes observable and unobservable inputs utilizing Level 3 unobservable inputs which reflect the Company’s own expectations about the assumptions that market participants would use in pricing the asset (including assumptions about risk). The Company considers the pricing reflected in its securitization activities to be the best indicator of the fair value discount used to measure loans held for investment. As discussed in the Company’s 2012 Annual Report on Form 10-K, the Company was able to securitize its unguaranteed portions of its SBA 7(a) loans and issued notes to investors with S&P ratings of “AA” and “A.”

The fair value measurement, currently recorded as a 7.5% upfront discount of the unguaranteed principal balance of SBA loans held for investment, is based upon internal quantitative data on our portfolio with respect to historical default rates and future expected losses as well as the investor price paid for the senior interest in our unguaranteed loans with respect to the 2013 securitized transaction~~s~~, and adjusted for the estimated servicing and interest income to be retained by the trust over an estimated repayment term of three years. This was further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries. Should the performance of the underlying loans to the senior notes change, this could impact the assumptions used in the estimated repayment term as well as the estimated default rate and thus result in a higher or lower discount rate taken in the future; management reviews these assumptions regularly. If a loan measured at fair value is subsequently impaired, then the fair value of the loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. The significant unobservable inputs used in the fair value measurement of the impaired loans involve management’s judgment in the use of market data and third party estimates regarding collateral values. Such estimates are further discounted by 20% - 80% to reflect the cost of liquidating the various assets under collateral. Any subsequent increases or decreases in any of the inputs would result in a corresponding decrease or increase in the reserve for loan loss or fair value of SBA loans, depending on whether the loan was originated prior or subsequent to October 1, 2010. Because the loans bear interest at a variable rate, NSBF does not have to factor in interest rate risk.

Below is a summary of the activity in SBA loans held for investment, at fair value for the three months and year ended March 31, 2013 and December 31, 2012, respectively, (in thousands):

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Balance, beginning of period	$43,055	$21,857
SBA loans held for investment, originated	7,588	24,076
Payments received	(387)	(2,027)
Fair value loss	(631)	(851)

Balance, end of period	$49,625	$43,055

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

Other Fair Value Measurements

Assets Measured at Fair Value on a Non-recurring Basis are as follows (in thousands):

	Fair Value Measurements at March 31, 2013 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets

Impaired loans	$4,984	$—	$—	$4,984	$(3)
Other real-estate owned	572	—	572	—	(13)

Total assets	$5,556	$—	$572	$4,984	$(16)

	Fair Value Measurements at December 31, 2012 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets
Impaired loans	$6,965	$—	$—	$6,965	$(822)
Other real-estate owned	534	—	534	—	(168)

Total assets	$7,499	$—	$534	$6,965	$(990)

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

NOTE 4 – SBA LOANS:

SBA loans are geographically concentrated in New York (12.8%) and Florida (11.3% of the portfolio). Below is a summary of the activity in the SBA loans held for investment, net of SBA loan loss reserves for the three months ended March 31, 2013 (in thousands):

Balance at December 31, 2012	$57,702
SBA loans funded for investment	7,588

Fair value adjustment	(631)

Payments received	(1,201)

Provision for SBA loan losses	(118)

Discount on loan originations, net	86

Other real estate owned	(95)

Balance at March 31, 2013	$63,331

Below is a summary of the activity in the reserve for loan losses for the three months ended March 31, 2013 (in thousands):

Balance at December 31, 2012	$2,589
SBA loan loss provision	118
Recoveries	3
Loan charge-offs	(538)

Balance at March 31, 2013	$2,172

Below is a summary of the activity in the SBA loans held for sale for the three months ended March 31, 2013 (in thousands):

Balance at December 31, 2012	$896
Originations of SBA loans held for sale	27,238
Fair value adjustment	255
SBA loans sold	(25,111)

Balance at March 31, 2013	$3,278

All loans are priced at the Prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with the Company. As of March 31, 2013 and December 31, 2012, net SBA loans receivable held for investment with adjustable interest rates amounted to $63,714,000 and $58,382,000, respectively.

For the three months ended March 31, 2013 and 2012, the Company funded approximately $34,826,000 and $24,521,000 in loans and sold approximately $27,238,000 and $18,287,000 of the guaranteed portion of the loans, respectively. Receivables from loans traded but not settled of $17,489,000 and $16,698,000 as of March 31, 2013 and December 31, 2012, respectively, are presented as broker receivable in the accompanying condensed consolidated balance sheets.

The outstanding balances of loans past due over ninety days and still accruing interest as of March 31, 2013 and December 31, 2012 amounted to $1,177,000 and $1,128,000, respectively.

At March 31, 2013 and December 31, 2012, total impaired non-accrual loans amounted to $7,239,000 and $6,965,000, respectively. For the three months ended March 31, 2013 and for the year ended December 31, 2012, the average balance of impaired non-accrual loans was $7,379,000 and $6,935,000, respectively. Approximately $2,085,000 and $2,204,000 of the allowance for loan losses and fair value adjustment were allocated against such impaired non-accrual loans, respectively.

The following is a summary of SBA loans held for investment as of:

(in thousands):	March 31, 2013		December 31, 2012
	Fair Value	Cost Basis	Fair Value	Costs Basis
Due in one year or less	$—	$15	$—	$40
Due between one and five years	—	4,492	—	4,534
Due after five years	53,785	12,364	46,585	13,741

Total	53,785	16,871	46,585	18,315
Less: Allowance for loan losses	—	(2,172)	—	(2,589)
Less: Deferred origination fees, net	—	(993)	—	(1,079)
Less: Fair value adjustment	(4,160)	—	(3,530)	—

Balance (net)	$49,625	$13,706	$43,055	$14,647

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

The changes in the value of the Company’s servicing rights for the three months ended March 31, 2013 were as follows:

(in thousands):
Balance at December 31, 2012	$4,682
Servicing rights capitalized	741
Servicing assets amortized	(246)

Balance at March 31, 2013	$5,177

During the three months ended March 31, 2012, the Company revised its estimate for the amortization period of the servicing asset from 3.94 years to 5.00 years. Variables supporting this change in the rate of amortization included a decrease in loan prepayment speeds, an extended weighted average maturity date of the loan portfolio, and improvements in the credit standing of its loan customers. The effect of this change resulted in a $43,000 reduction in servicing asset amortization for the three months ended March 31, 2012.

The carrying value of the capitalized servicing asset was $5,177,000 and $4,682,000 at March 31, 2013 and December 31, 2012, respectively, while the estimated fair value of capitalized servicing rights was $6,562,000 and $6,067,000 at March 31, 2013 and December 31, 2012, respectively. The estimated fair value of servicing assets at March 31, 2013 and December 31, 2012 was determined using a discount rate of 11%, weighted average prepayment speeds ranging from 1% to 14%, depending upon certain characteristics of the loan portfolio, weighted average life of 5.00 years, and an average default rate of 5%.

The unpaid principal balances of loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others within the NSBF originated portfolio were $290,501,000 and $271,548,000 as of March 31, 2013 and December 31, 2012, respectively. The unpaid principal balances of loans serviced for others which were not originated by NSBF and are outside of the Newtek portfolio were $165,225,000 and $176,988,000 as of March 31, 2013 and December 31, 2012, respectively.

NOTE 6 – NOTES PAYABLE AND CAPITAL LEASES:

At March 31, 2013 and December 31, 2012, the Company had notes payable and capital leases comprised of the following (in thousands):

	March 31, 2013	December 31, 2012
Notes payable:
Capital One lines of credit (NSBF)
Guaranteed line	$12,000	$12,000
Unguaranteed line	3,410	11,854
Summit Partners Credit Advisors, L.P. (NBS)	8,379	8,288
Sterling National bank line of credit (NBC)	8,588	6,674
Capital One term loan (NTS)	903	1,007

Total notes payable	33,280	39,823
Note payable – securitization trust	41,786	22,039

Total notes payable	$75,066	$61,862

Capital lease obligation	$693	$632

In the three months ended March 31, 2013, the Company leased certain software with a term of 4 years. The useful life of the software was estimated to be between 7 – 10 years and includes a bargain purchase element at lease expiration. As a result, the transaction has been recorded as a capital lease. The capitalized cost of the lease transaction was approximately $63,000; the asset was placed in service in March 2013.

In March 2013, the Company completed a third securitization resulting in $20,900,000 of notes being issued in a private placement transaction. The SBA lender transferred the unguaranteed portions of SBA loans in the amount of $23,569,000 and an additional $5,900,000 for new loans to be funded subsequent to the transaction to a special purpose entity, Newtek Small Business Loan Trust 2013-1. The notes received an “A” rating by S&P, and the final maturity date of the notes is June 25, 2038. The proceeds of the transaction have been and will be used to repay debt and originate new loans.

NOTE 7 – STOCK OPTIONS AND RESTRICTED SHARES:

The Company had three share-based compensation plans as of March 31, 2013 and 2012. For the three months ended March 31, 2013 and 2012, compensation cost charged to income for those plans was $166,000 and $142,000, respectively, of which $136,000 and $113,000 are included in salaries and benefits, and $30,000 and $29,000 are included in other general and administrative costs for the three months ended March 31, 2013 and 2012, respectively.

During the first quarter of 2013, the Company granted certain employees, executives and directors an aggregate of 300,000 restricted shares valued at $556,000. The employee and executive grants have a vesting date of March 1, 2016 while the directors’ vest July 1, 2015. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company recorded $30,000 in share-based compensation in the first quarter of 2013 in connection with the vesting period associated with these grants.

In the second quarter of 2012, Newtek granted certain employees and executives an aggregate of 124,000 restricted shares valued at $184,000. The grants vest on July 1, 2014. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company charged $13,000 to share-based compensation expense during the three months ended March 31, 2013 in connection with the vesting period associated with these grants.

In March 2011, Newtek granted certain employees, executives and board of directors an aggregate of 1,142,000 restricted shares valued at $1,941,000. The grants vest on July 1, 2014. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company recorded $126,000 and $139,000 in share-based compensation in the first quarter of 2013 and 2012, respectively, in connection with the vesting period associated with these grants.

NOTE 8 – INCOME PER SHARE:

Basic income per share is computed based on the weighted average number of common shares outstanding during the period. The effect of common share equivalents is included in the calculation of diluted loss per share only when the effect of their inclusion would be dilutive.

The calculations of income per share were:

(In thousands except per share data):	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Numerator:
Numerator for basic and diluted income per share – income available to common shareholders	$1,452	$1,019

Denominator:
Denominator for basic income per share – weighted average shares	35,218	35,779
Effect of dilutive securities	2,518	414

Denominator for diluted income per share – weighted average shares	37,736	36,193

Income per share: basic and diluted	$0.04	$0.03

The amount of anti-dilutive shares/units excluded from the above calculation is as follows:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Stock options and restricted shares	—	782
Warrants	50	50
Contingently issuable shares	83	83

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

NOTE 10 – SEGMENT REPORTING:

Operating segments are organized internally primarily by the type of services provided. The Company has aggregated similar operating segments into six reportable segments: Electronic payment processing, Small business finance, Managed technology solutions, All other, Corporate and Capcos.

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

The All other segment includes revenues and expenses primarily from qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments. The two largest entities in the segment are Newtek Insurance Agency, LLC, an insurance sales operation, and Business Connect, LLC, a provider of sales and processing services. Also included in this segment are: Newtek Payroll Services, LLC, a provider of payroll management, payment and tax reporting services, Exponential of New York, LLC, an entity determined to be a subsidiary on January 1, 2012, and Advanced Cyber Security Systems, LLC, (“ACS”), a start-up company formed to offer web-based security solutions to the marketplace.

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

The following table presents the Company’s segment information for the three months ended March 31, 2013 and 2012 and total assets as of March 31, 2013 and December 31, 2012 (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Third Party Revenue
Electronic payment processing	$21,679	$20,618
Small business finance	7,449	4,839
Managed technology solutions	4,394	4,693
All other	646	546
Corporate activities	200	250
Capco	50	200

Total reportable segments	34,418	31,146
Eliminations	(274)	(417)

Consolidated Total	$34,144	$30,729

Inter Segment Revenue
Electronic payment processing	$606	$374
Small business finance	52	11
Managed technology solutions	147	201
All other	240	308
Corporate activities	805	511
Capco	319	208

Total reportable segments	2,169	1,613
Eliminations	(2,169)	(1,613)

Consolidated Total	$—	$—

Income (loss) before income taxes
Electronic payment processing	$1,835	$1,594
Small business finance	2,175	1,466
Managed technology solutions	896	1,102
All other	(462)	(234)
Corporate activities	(1,956)	(1,800)
Capco	(286)	(495)

Totals	$2,202	$1,633

Depreciation and amortization
Electronic payment processing	$113	$241
Small business finance	271	219
Managed technology solutions	326	298
All other	51	14
Corporate activities	45	27
Capco	1	2

Totals	$807	$801

	As of March 31, 2013	As of December 31, 2012
Identifiable assets
Electronic payment processing	$9,887	$12,465
Small business finance	121,776	104,155
Managed technology solutions	12,154	12,022
All other	3,143	1,762
Corporate activities	6,016	5,726
Capco	13,782	16,612

Consolidated Total	$166,758	$152,742

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

The statements in this Quarterly Report on Form 10-Q may contain forward-looking statements relating to such matters as anticipated future financial performance, business prospects, legislative developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ materially from the anticipated results expressed in the forward-looking statements such as intensified competition and/or operating problems in its operating business projects and their impact on revenues and profit margins or additional factors as described in Newtek Business Services’ Annual Report on Form 10-K.

Our Capcos operate under a different set of rules in each of the six jurisdictions which place varying requirements on the structure of our investments. In some cases, particularly in Louisiana, we don’t control the equity or management of a qualified business but that cannot always be presented orally or in written presentations.

Executive Overview

For the quarter ended March 31, 2013, the Company reported income before income taxes of $2,202,000, a $569,000 or 35% increase over $1,633,000 for the same quarter of 2012. Net income also increased to $1,452,000 in the first quarter of 2013 from $1,019,000 in the same quarter of 2012. Total revenues increased by $3,415,000 to $34,144,000 from $30,729,000 for the quarter ended March 31, 2013, due to increased revenues in the Electronic payment processing, the Small business finance, and the All other segments, offset by decreases in revenues in our Managed technology solutions, Capco and Corporate segments. Electronic payment processing, the Small business finance and Capcos also reported improvements in profitability. In Electronic payment processing, the segment had an increase in revenue primarily due to growth in processing volumes, and an increase in operating margin, resulting in a 15% increase in income before income taxes. In the Small business finance segment, the lender had an increase in loan originations and loan servicing income, as well as an increase in interest income attributable to the average outstanding performing portfolio of SBA loans held for investment, which increased by 42.5% over the same quarter of 2012. Managed technology solutions segment revenue and income before income taxes declined from the first quarter of 2012. While the segment reported an increase in web design revenue, web hosting revenue declined for the quarter. In the All Other segment, while revenue increased by 18%, total expenses increased by 42% primarily in salaries and benefits, and Corporate reported a 9% increase in loss before income taxes due primarily to an increase in professional fees in connection with fees incurred in connection with the restatement of the 2011 and 2012 financial statements.

During the first quarter 2013, the Company doubled its leased facility space in the Long Island, NY office in anticipation of increasing loan originations and servicing volume. In addition, the Company opened a new office in the Orange County region of California geared toward promoting and selling the Newtek suite of products including the Newtek Advantage™.

In March 2013, the Company hired a new Chief Credit and Risk Officer with over 35 years experience in credit and risk management in the financial services industry, including money center, regional and community banks. The new officer will be actively involved and reporting to the Company’s Board of Directors and the Chair of the Audit Committee about regular compliance and supervision regarding the Company’s primary operating subsidiaries and evaluating their risk, controls, policies and procedures.

Also in March 2013, the Company completed a third securitization transaction resulting in $20,900,000 of notes being issued in a private placement transaction. The SBA lender transferred the unguaranteed portions of SBA loans in the amount of $23,569,000 and an additional $5,900,000 for new loans to be funded subsequent to the transaction to a special purpose entity, Newtek Small Business Loan Trust 2013-1. As compared to our prior securitizations in 2010 and 2011, this securitization was rated single-A, rather than AA, by Standard and Poor’s and we were able to improve our advance rate by 8%-9%, as well as reduce our long-term cost of interest by more than 150 basis points.

Business Segment Results:

The results of the Company’s reportable segments for the three months ended March 31, 2013 and 2012 are discussed below:

Electronic Payment Processing

	Three months ended March 31:
(In thousands):	2013	2012	$ Change	% Change
Revenue:
Electronic payment processing	$21,677	$20,617	$1,060	5%
Interest income	2	1	1	100%

Total revenue	21,679	20,618	1,061	5%

Expenses:
Electronic payment processing costs	18,272	17,340	932	5%
Salaries and benefits	982	1,065	(83)	(8)%
Professional fees	147	64	83	130%
Depreciation and amortization	113	241	(128)	(53)%
Insurance expense – related party	12	13	(1)	(8)%
Other general and administrative costs	318	301	17	6%

Total expenses	19,844	19,024	820	4%

Income before income taxes	$1,835	$1,594	$241	15%

EPP revenue increased $1,060,000 or 5% between years. Revenue increased primarily due to growth in processing volumes and the effect of both card association and third-party processor cost increases passed through to merchants. Processing volumes were favorably impacted by an increase of 3% in the average number of processing merchants under contract between years. In addition, growth in revenue between years increased due to an increase of approximately 5% in the average monthly processing volume per merchant, due in part to the addition of several larger volume processing merchants, as well as year-over-year growth in processing volumes from existing merchants. The overall increase in revenue between years due to growth in processing volumes and the average number of merchants serviced was partially offset by lower average pricing between years due to both competitive pricing considerations, particularly for larger processing volume merchants, and the mix of merchant sales volumes realized between periods.

Electronic payment processing costs (“EPP costs”) increased $932,000 or 5% between years. EPP costs in 2013 and 2012 included provisions for charge-back losses of $145,000 and $624,000, respectively. The provision for charge-back losses in 2012 included losses of $472,000 related to a group of merchants affiliated with one of its independent sales agents. The group of merchants related to such agent was unilaterally approved by a former senior manager of the EPP division and such charge-back losses resulted from violations of credit policy by such senior manager. Processing revenues less electronic payment processing costs (“margin”) decreased from 15.9% in 2012 to 15.7% in 2013. Margin was favorably impacted by the reduction in provisions for charge-backs between years of 2.4%. The positive effect on the margin percentage of the reduction in charge-back loss provisions was offset by the impact on revenues and EPP costs of lower average pricing and increased cost factors comprising the mix of merchant sales volumes processed. Overall, the increase in margin dollars was $128,000 between years.

Excluding electronic payment processing costs, other EPP costs decreased $112,000 or 7% between years. Depreciation and amortization decreased $128,000 between periods as the result of previously acquired portfolio intangible assets becoming fully amortized between periods. Payroll related costs decreased $83,000 principally as a result of a decline in average headcount of 5% between years and lower payroll taxes due to the acceleration of 2012 bonus payments into 2012. Professional fees increased $83,000 principally due to costs incurred in assessing the loss related to and the actions of the agent and former senior management member related to the charge-back losses associated with a group of merchants discussed above.

Income before income taxes increased $241,000 to $1,835,000 in 2013 from $1,594,000 in 2012. The increase in income before income taxes was principally due to the increase in the margin (operating revenues less electronic payment processing costs) of $128,000 due to the reasons noted above and the decrease in depreciation and amortization cost of $128,000 between years.

Small Business Finance

	Three months ended March 31:
(In thousands):	2013	2012	$ Change	% Change
Revenue:
Premium income	$4,259	$2,390	$1,869	78%
Servicing fee – NSBF portfolio	614	580	34	6%
Servicing fee – external portfolio	847	502	345	69%
Interest income	1,008	709	299	42%
Management fees – related party	—	146	(146)	(100)%
Other income	721	512	209	41%

Total revenue	7,449	4,839	2,610	54%

Net change in fair value of:
SBA loans held for sale	255	48	207	431%
SBA loans held for investment	(631)	(142)	(489)	344%

Total net change in fair value	(376)	(94)	(282)	300%

Expenses:
Salaries and benefits	1,805	1,413	392	28%
Interest	1,217	577	640	111%
Professional fees	305	199	106	53%
Depreciation and amortization	271	219	52	24%
Provision for loan losses	118	110	8	7%
Other general and administrative costs	1,182	761	421	55%

Total expenses	4,898	3,279	1,619	49%

Income before income taxes	$2,175	$1,466	$709	48%

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

Accounting Policy

On October 1, 2010, the Company elected to utilize the fair value option for SBA 7(a) loans funded on or after that date. For these fair value loans, premium on loan sales equals the cash premium and servicing asset paid by the purchaser in the secondary market, the discount created on the unguaranteed portion from the sale which formerly reduced premium income is now included in the fair value line item, and, by not capitalizing various transaction expenses, the salary and benefit and loan processing expense lines portray a value closer to the cash cost to operate the lending business. The fair value measurement, currently recorded as a 7.5% upfront discount of the unguaranteed principal balance of SBA loans held for investment, is based upon internal quantitative data on our portfolio with respect to historical default rates and future expected losses as well as the investor price paid for the senior interest in our unguaranteed loans with respect to the 2013 securitized transaction, and adjusted for the estimated servicing and interest income to be retained by the trust over an estimated repayment term of three years. This was further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries. Should the performance of the underlying loans of the senior notes change, this could impact the assumptions used in the estimated repayment term as well as the estimated default rate and thus result in a higher or lower discount rate taken in the future; management reviews these assumptions regularly. If a loan measured at fair value is subsequently impaired, then the fair value of the loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. The significant unobservable inputs used in the fair value measurement of the impaired loans involve management’s judgment in the use of market data and third party estimates regarding collateral values. Such estimates are further discounted by 20% – 80% to reflect the cost of liquidating the various assets under collateral. Any subsequent increases or decreases in any of the inputs would result in a corresponding decrease or increase in the reserve for loan loss or fair value of SBA loans, depending on whether the loan was originated prior or subsequent to October 1, 2010. Because the loans bear interest at a variable rate, NSBF does not have to factor in interest rate risk.

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

Small Business Finance Summary

	Three months ended March 31, 2013		Three months ended March 31, 2012
(In thousands):	# Loans	$0,000	# Loans	$0,000

Loans sold in the quarter	34	$25,111	19	$18,287
Loans originated in the quarter	35	$34,826	19	$24,486
Premium income recognized	—	$4,259	—	$2,390

Average sale price as a percent of principal balance (1)		118.06%		112.03%

(1)	Premiums greater than 110.00% must be split 50/50 with the SBA. The premium income recognized above reflects amounts net of split with the SBA.

For the three months ended March 31, 2013, the Company recognized $4,259,000 of premium income from 34 loans sold aggregating $25,111,000 as compared with $2,390,000 of premium income from 19 loans sold aggregating $18,287,000 for the three months ended March 31, 2012. Premiums on guaranteed loan sales averaged 118.06% with 1% servicing for the quarter ended March 31, 2013 compared with 112.03% with 1% servicing for the quarter ended March 31, 2012.

	Three months ended March 31:
(In thousands):	2013	2012	$ Change	% Change

Total NSBF originated servicing portfolio (1)	$379,157	$295,942	$83,215	28%
Third party servicing portfolio	167,225	135,857	31,368	23%

Aggregate servicing portfolio	$546,382	$431,799	$114,583	27%

Total servicing earned NSBF portfolio	$614	$580	$34	6%
Total servicing income earned external portfolio	847	502	345	69%

Total servicing income earned	$1,461	$1,082	$379	35%

(1)	Of this amount, total average NSBF originated portfolio earning servicing income was $277,750,000 and $217,718,000 for the three month period ended March 31, 2013 and 2012, respectively.

Late in 2009, we were selected by the FDIC as its contractor to manage and service portfolios of SBA 7(a) loans acquired by the FDIC from failed financial institutions. In addition, we assist the FDIC in the packaging of these loans for sale. During November 2012 and April 2013 the FDIC was successful in selling a significant group of loans with our assistance, which resulted in a reduction in current and future servicing income from the FDIC, offset by the addition of servicing income from other third party financial institutions. Our existing servicing facilities and personnel perform these activities supplemented by contract workers as needed. The size of the portfolio we will service for the FDIC, and thus the revenue earned, varies and depends on the level of bank failures and the needs of the FDIC in managing portfolios acquired from those banks as well as the success of being able to sell such portfolios. We anticipate continuing to add other third party loan servicing contracts in 2013 which we expect will mitigate the declining FDIC portfolio.

The $380,000 improvement in servicing fee income was attributable primarily to the addition of third party loan servicing, which increased by $346,000 for the three months ended March 31, 2013 compared with the three months ended March 31, 2012. The average third party servicing portfolio increased from $134,053,000 to $169,356,000 for the same three month period, respectively. In addition, servicing fees received on the NSBF portfolio increased by $111,000 quarter over quarter and was attributable to the expansion of the NSBF portfolio, in which we earn servicing income. The portfolio increased from an average of $217,718,000 for the three month period ended March 31, 2012 to an average of $277,750,000 for the same three month period in 2013. This increase was the direct result of increased loan originations throughout 2012 and the first quarter of 2013. This increase was offset by a $77,000 decrease in servicing fees received from the SBA on the NSBF originated portfolio, predominately as a result of fewer loans classified as nonperforming and being repurchased by the SBA as well as the timing as to when such servicing payments are processed by the SBA and received by NSBF.

Interest income increased by $299,000 for the three month period ended March 31, 2013 as compared to the same period in 2012. This increase was attributable to the average outstanding performing portfolio of SBA loans held for investment increasing from $41,923,000 to $59,723,000 for the quarters ended March 31, 2012 and 2013, respectively.

Other income increased by $209,000 for the three month period ended March 31, 2013 as compared to the same period in 2012, primarily due to a $157,000 increase in revenues at NBC. Fees earned on receivable advances increased by $115,000 which was attributable to an increase in the average of NBC’s investment in financed receivables from $4,519,000 to $8,153,000 for the quarters ended March 31, 2012 and 2013, respectively. Annual fees, due diligence fees and under minimum credit line usage fees increased by an aggregate of $55,000 over the same period, while late fees and billing service revenue decreased by an aggregate of $13,000 period over period. Increases in other income attributable to NSBF of $51,000 for the three month period ended March 31, 2013 as compared to the same period in 2012 resulted from an increase in packaging fee income due to an increase in the number of loans originated as well as an increase in income on recoveries.

The increase in the change in fair value associated with SBA loans held for sale results from a $592,000 increase in the amount of unsold guaranteed loans at March 31, 2012 and 2013, respectively as well as the increased premium being received on sold loans period over period, as discussed above.

The increase in the change in fair value on SBA loans held for investment is a result of the amount of unguaranteed loans originated during each period as well as reducing the upfront discount recognized on unguaranteed loans, from 11% to 9.5% during the first quarter of 2012, resulting in a cumulative adjustment in the change in fair value SBA loans held for investment of $445,000, and further reduced to 7.5% at December 31, 2012. This reduction was determined based upon internal quantitative data on our portfolio with respect to historical default rates and future expected losses, as well as the investor price paid for the senior interest in our unguaranteed loans with respect to our securitized transactions, adjusted for the estimated servicing and interest income retained by the trust over an estimated repayment term of three years, and further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries. During the quarter ended March 31, 2012, loans originated, held for investment aggregated $5,800,000 as compared to $7,588,000 of loans originated, held for investment for the three months ended March 31, 2013.

Salaries and benefits increased by $392,000 primarily due to an increase in benefit costs and salaries and the addition of staff in the originating, servicing and liquidation departments, as well as an increase in staff to service third party contracts. Combined headcount increased by 19.3% from 57 at March 31, 2012 to 68 at March 31, 2013.

Interest expense increased by $640,000 for the three months ended March, 2013 compared with the same period in 2012, due primarily to $513,000 of interest expense associated with the Summit financing transaction which closed in April 2012. While the Summit financing was transacted with the parent company, these funds were provided to and utilized by NSBF; as a result, the corresponding expense has been recorded in the Small business finance segment. The $513,000 includes interest, payment-in-kind interest, discount on the valuation of the warrant issued to Summit and amortization of deferred financing costs. NSBF also experienced an increase in interest expense of $124,000 in connection with the Capital One line of credit due to higher average balances outstanding. The average balance under the line for the three months ended March 31, 2013 was $14,855,000 as compared with an average balance of $9,393,000 for the same period in 2012. NBC experienced an increase of $45,000 in interest expense under the Sterling credit facility due to an increasing portfolio. These were offset by a decrease of $21,000 in interest related to NSBF’s securitizations and $21,000 in other interest expense related to investor remittances.

Professional fees for the three months ended March 31, 2013 increased by $106,000 when compared with the three months ended March 31, 2012 primarily due to the addition of temporary help and an increase in regulatory review and securitization expenses.

	Three months ended March 31:
(In thousands):	2013	2012	$ Change	% Change

Total reserves and discount, beginning of period	$6,092	$5,566	$526	9%
Provision for loan loss	118	110	8	7%
Discount, loans held for investment at fair value (1)	631	142	489	344%
Charge offs, Net	(535)	(195)	(340)	174%

Total reserves and discount, end of period	$6,306	$5,623	$683	12%

Gross portfolio balance, end of period	$70,371	$51,711	$18,660	36%
Total impaired nonaccrual loans, end of period	$7,031	$6,886	$145	2%

Loan Loss Reserves and Fair Value Discount

(1)	The upfront discount taken on unguaranteed loans was reduced from 11% to 9.5% during the first quarter of 2012 and further reduced to 7.5% at December 31, 2012 based upon internal quantitative data on our portfolio with respect to historical default rates and future expected losses. The Company also utilized the investor price paid for the senior interest in our unguaranteed loans with respect to the 2013 securitized transaction, adjusted for the estimated servicing and interest income to be retained by the trust over an estimated repayment term of three years. This was further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries.

The combined provision for loan loss and net change in fair value increased from $252,000 for the three months ended March 31, 2012 to $749,000 for the same period in 2013, a net increase of $497,000. The allowance for loan loss, together with the cumulative fair value adjustment related to the SBA loans held for investment, increased from $5,623,000, or 10.9% of the gross portfolio balance of $51,711,000 at March 31, 2012, to $6,306,000, or 9.0% of the gross portfolio balance of $70,371,000 at March 31, 2013. Total impaired non-accrual loans decreased on a percentage basis from $6,886,000 or 13.2% of the total portfolio at March 31, 2012 to $7,031,000 or 10.0% at March 31, 2013. Of this, $2,348,000 or 34.2% and $2,070,000 or 29.4% of the allowance for loan losses and fair value discount was allocated as specific reserve against such impaired non-accrual loans for the 2012 and 2013 periods, respectively. The year over year reduction in non-performing loans as a percentage results from an improvement in the overall economic climate. The year over year reduction in the specific reserve reflects both the relatively high level of overall collateralization on the non-performing portfolio as well as the increase in the portion of that portfolio making periodic payments pending return to performing status, reducing the need for a specific reserve at this time.

Other general and administrative costs increased by $421,000 due primarily to the additional marketing costs. Further increases were attributable to loan servicing costs as a result of the increase in servicing third party portfolios, rent as a result of taking on additional space in our Long Island office, as well as adding an office in California and additional expenses associated with servicing our internal, growing portfolio.

The increase of loan originations combined with improvements in servicing, and interest, generated by the addition to and enhanced performance of the portfolio as well as an increase in third party servicing, were sufficient to offset additional salaries, servicing, interest and origination expenses. The resulting pretax income of $2,175,000 was a 48% improvement over the same three month period in 2012.

Managed Technology Solutions

	Three months ended March 31:
(In thousands):	2013	2012	$ Change	% Change
Revenue:
Web hosting and design	$4,394	$4,693	$(299)	(6)%

Expenses:
Salaries and benefits	1,153	1,290	(137)	(11)%
Interest	24	22	2	9%
Professional fees	205	169	36	21%
Depreciation and amortization	326	298	28	9%
Insurance expense – related party	3	3	—	—%
Other general and administrative costs	1,787	1,809	(22)	(1)%

Total expenses	3,498	3,591	(93)	(3)%

Income before income taxes	$896	$1,102	$(206)	(19)%

Revenue is derived primarily from recurring fees from hosting websites, through monthly contracts for shared hosting, dedicated servers and cloud instances (the “plans”). Less than 5% of revenues are derived from contracted services to design and maintain web sites. Revenue between periods decreased $299,000, or 6%, to $4,394,000 in 2013. This included a decrease in web hosting revenue of $361,000 and an increase in web design revenue of $62,000 between periods. The decrease in revenue is the result of a decrease in the average monthly number of total plans by 5,924 or 11% between periods to 47,080 plans in the first quarter of 2013 from 53,004 plans in the first quarter of 2012. Partially offsetting the decrease in revenue was an increase in the average monthly revenue per plan of 4% to $29.50 in 2013 from $28.48 in 2012. This reflects a growth in cloud instances and customers purchasing higher cost plans including additional options and services and to a lesser extent the effect of a pricing increase late in the period in 2013. The average number of cloud instances increased by 97 to an average of 670 from 573 in the first quarter of 2012. The decrease in the average total plans occurred in the shared and dedicated segments. The average monthly number of dedicated server plans in the first quarter of 2013, which generate a higher monthly fee versus shared hosting plans, decreased by 286 between periods, or 18%, to an average of 1,314 from an average of 1,600 in the first quarter of 2012. The average monthly number of shared hosting plans in 2013 decreased by 5,736, or 11%, to an average of 45,096 from 50,832 in the first quarter of 2012. Competition from other web hosting providers as well as alternative website services continued to have a negative effect on web hosting plan count and revenue growth.

It continues to be management’s intent to increase revenues and margin per plan through higher service offerings to customers, although this may result in a lower number of plans in place overall. In addition, management has begun to broaden the Company’s focus on the Microsoft web platform by providing its platform capabilities to include more open source web applications which have become increasingly attractive to web developers and resellers.

Total expenses of $3,498,000 in the first quarter of 2013 decreased 3% from $3,591,000 in the first quarter of 2012. Salaries and benefits for the quarter decreased $137,000 or 11% between years to $1,153,000. The number of staff positions declined by approximately 4% between years and a decline in payroll taxes, principally due to the acceleration of the timing of annual bonus payments into December 2012, effectively reduced total salaries and benefit costs by an additional 2% between periods. There was no provision for bonus expense in 2013 which reduced salaries and benefit cost by 8% between periods. Partially offsetting the aforementioned decreases in salary and benefit costs between periods were wage rate increases and a decrease in wage related costs allocated to other business segments and capital related development projects. Depreciation and amortization increased $28,000 for the quarter between periods to $326,000 due to an increase in capital expenditures in the latter part of 2012 (including a capital lease obligation of $632,000 for a new company-wide telephone system) and the timing of 2013 planned capital expenditures. Professional fees increased $36,000 principally due to the increase in web design development revenues between periods. Other costs decreased $22,000 or 1% between periods. Increases in domain costs of $19,000 and hardware maintenance and support costs of $83,000, principally due to the restructuring of previous contracts in those areas, were more than offset by a reduction in building occupancy costs (rent and utility costs) of $151,000 between periods.

Segment income before income taxes decreased 19% or $206,000 to $896,000 in the first quarter of 2013 from $1,102,000 in the first quarter of 2012. The decrease in segment profitability, principally due to a decline in web hosting revenue between periods, was only partially offset by lower operating costs between periods.

All Other

	Three months ended March 31:
(In thousands):	2013	2012	$ Change	% Change
Revenue:
Insurance commissions	$444	$287	$157	55%
Insurance commissions – related party	42	23	19	83%
Other income	141	212	(71)	(33)%
Other income-related party	18	22	(4)	(18)%
Interest income	1	2	(1)	(50)%

Total revenue	646	546	100	18%

Expenses:
Salaries and benefits	667	546	121	22%
Professional fees	139	102	37	36%
Depreciation and amortization	51	14	37	264%
Other general and administrative costs	251	118	133	113%

Total expenses	1,108	780	328	42%

Loss before income taxes	$(462)	$(234)	$(228)	(97)%

The All Other segment includes revenues and expenses primarily from Newtek Insurance Agency, LLC (“NIA”), Newtek Payroll Services (“PAY”) and qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments.

In December 2012, the Company invested in Advanced Cyber Security Systems, LLC (“ACS”), a start-up company formed to offer web-based security solutions to the marketplace. ACS is accounted for as a variable interest entity (“VIE”) and recorded a loss of $129,000 for the three months ended March 31, 2013.

Total revenue increased by $100,000, or 18% for the three months ended March 31, 2013 primarily due to an increase in insurance commission revenue of $157,000 resulting from the addition of approximately 340 health-related policies acquired by a related company in the fourth quarter of 2012, and being serviced by NIA. Other income decreased by $71,000, or 33%, primarily due to a $100,000 gain on the sale of an investment which was recorded in the year ago period.

Salaries and benefits increased by $121,000 or 22% to $667,000, for the three months ended March 31, 2013 as compared to $546,000 for same period in 2012. Additional staff was added at NIA to service the new health policies acquired in the fourth quarter of 2012, and also at PAY, which increased the number of payroll clients serviced that grew from 118 at March 31, 2012, to 376 at March 31, 2013. Professional fees increased by 36% for the three months ended March 31, 2013 compared with the year ago period. Broker commission expense, the majority of which was related to the newly acquired health policies, increased by $71,000 and was partially offset by a $28,000 reduction in accounting and audit fees. Other general and administrative costs increased by $133,000 for the three months ended March 31, 2013 compared with March 31, 2012, and include an additional $25,000 in marketing expense allocated to NIA and PAY and $75,000 in software licensing fees incurred by ACS reported in the current quarter.

Corporate activities

	Three months ended March 31:
(In thousands):	2013	2012	$ Change	% Change
Revenue:
Management fees – related party	$199	$249	$(50)	(20)%
Interest income	1	1	—	—

Total revenue	200	250	(50)	(20)%

Expenses:
Salaries and benefits	1,464	1,361	103	8%
Professional fees	397	196	201	103%
Depreciation and amortization	45	27	18	67%
Insurance expense – related party	27	7	20	286%
Other general and administrative costs	223	459	(236)	(51)%

Total expenses	2,156	2,050	106	5%

Loss before income taxes	$(1,956)	$(1,800)	$(156)	(9)%

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

Revenue is derived primarily from management fees earned from the Capcos. Management fee revenue declined 20%, or $50,000, to $199,000 for the three months ended March 31, 2013, from $249,000 for the three months ended March 31, 2012. Management fees, which are eliminated upon consolidation, are expected to continue to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not accrued.

Total expenses increased by $106,000, or 5%, for the three months ended March 31, 2013 over the same period in 2012. Salaries and benefits increased 8% or $103,000, primarily due to addition of new staff in sales, executive and human resources. The increase in professional fees of $201,000, or 103%, was primarily due to audit and legal fees incurred in connection with the restatement of the 2011 and 2012 financial statements. The decrease of $236,000 in other general and administrative costs was due primarily to a decrease in marketing of $138,000 period over period. In addition, rent and related occupancy costs decreased by $105,000 during the quarter resulting from the collection of past due rent from a subtenant on leased facilities, for which reserves had been previously recorded.

Loss before income taxes increased $156,000 for the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to the decrease in management fee revenue and an increase in professional fees and salaries and benefits, offset by a decrease in other general and administrative costs.

Capcos

	Three months ended March 31:
(In thousands):	2013	2012	$ Change	% Change
Revenue:
Income from tax credits	$26	$191	$(165)	(86)%
Interest income	19	8	11	138%
Other income	5	1	4	400%

Total revenue	50	200	(150)	(75)%

Net change in fair value of:
Credits in lieu of cash and Notes payable in credits in lieu of cash	19	36	(17)	(47)%

Expenses:
Management fees – related party	198	395	(197)	(50)%
Interest expense	56	237	(181)	(76)%
Professional fees	62	68	(6)	(9)%
Other general and administrative costs	39	31	8	26%

Total expenses	355	731	(376)	(51)%

Loss before income taxes	$(286)	$(495)	$209	42%

As described in Note 3 to the condensed consolidated financial statements, effective January 1, 2008, the Company adopted fair value accounting for its financial assets and financial liabilities concurrent with its election of the fair value option for substantially all credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance. These are the financial assets and liabilities associated with the Company’s Capco notes that are reported within the Company’s Capco segment. The table above reflects the effects of the adoption of fair value measurement on the income and expense items (income from tax credits, interest expense and insurance expense) related to the revalued financial assets and liability for the three months ended March 31, 2013 and 2012. In addition, the net change to the revalued financial assets and liability for the three months ended March 31, 2013 and 2012 is reported in the line “Net change in fair value of Credits in lieu of cash and Notes payable in credits in lieu of cash” on the condensed consolidated statements of income.

The Company does not anticipate creating any new Capcos in the foreseeable future and the Capco segment will continue to incur losses going forward. The Capcos will continue to earn cash investment income on their cash balances and incur cash management fees and operating expenses. The amount of cash available for investment and to pay management fees will be primarily dependent upon future returns generated from investments in qualified businesses. Income from tax credits will consist solely of accretion of the discounted value of the declining dollar amount of tax credits the Capcos will receive in the future; the Capcos will continue to incur non-cash interest expense related to the tax credits.

Revenue is derived primarily from non-cash income from tax credits. The decrease in total revenues for the three months ended March 31, 2013 versus the same period in 2012 reflects the effect of the declining dollar amount of tax credits remaining in 2013. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods through 2016, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense. Related party management fees decreased 50%, or $197,000, to $198,000 for the three months ended March 31, 2013 from $395,000 for the same period ended 2012. Related party management fees, which are eliminated upon consolidation, will continue to decline in the future as the Capcos mature and utilize their cash. Interest expense decreased 76%, or $181,000, to $56,000 for the three months ended March 31, 2013 from $237,000 as a result of the declining amount of tax credits payable in 2013. Overall, the pretax loss in the Capco segment decreased by $209,000, period over period, primarily due to the decrease in management fees.

Critical Accounting Policies and Estimates:

The Company’s significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in its Form 10-K for the fiscal year ended December 31, 2012. A discussion of the Company’s critical accounting policies, and the related estimates, are included in Management’s Discussion and Analysis of Results of Operations and Financial Position in its Form 10-K for the fiscal year ended December 31, 2012.

Liquidity and Capital Resources

Cash requirements and liquidity needs over the next twelve months are anticipated to be funded primarily through cash generated from operations, available cash and cash equivalents, existing credit lines, and securitizations of the Company’s SBA lender’s unguaranteed loan portions. As more fully described below, the Company’s SBA lender will require additional funding sources to maintain SBA loan originations in the latter part of 2013 under anticipated conditions; although the failure to find these sources may require the reduction in the Company’s SBA lending and related operations, it will not impair the Company’s overall ability to operate.

The Company’s SBA lender depends on the continuation of the SBA 7(a) guaranteed loan program of the United States Government. The Company’s SBA lender depends on the availability of purchasers for SBA loans for sale in the secondary market and the premium earned therein to support its lending operations. At this time, the secondary market for the SBA loans is robust.

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

As an alternative to holding indefinitely the portions of SBA loans remaining after sale of the guaranteed portions in the SBA supervised secondary market, the Company has undertaken to securitize these unguaranteed portions. In December 2010, the first such securitization trust established by the Company issued to one investor notes in the amount of $16,000,000 which received an Standard & Poor’s (“S&P”) rating of “AA.” A second securitization, an amendment to the original transaction, was completed in December 2011, and resulted in an additional $14,900,000 of notes issued to the same investor. A third securitization was completed in March 2013 for $20,909,000 of notes issued to multiple investors which received an “A” rating from S&P. The SBA lender used the cash generated from the first transaction to retire its outstanding term loan from Capital One, N.A. and to fund a $3,000,000 account which during the first quarter of 2011 purchased unguaranteed portions originated subsequent to the securitization transaction. Similarly, the proceeds from the second and third securitizations in 2011 and 2013 were used to pay down its outstanding revolver loan with Capital One, N.A., and to fund a $5,000,000 and $4,175,000 account, respectively, which were used to purchase unguaranteed portions of loans in the first quarter of 2012 and April 2013, respectively. While this securitization process can provide a long-term funding source for the SBA lender, there is no certainty that it can be conducted on an economic basis. In addition, the securitization mechanism itself does not provide liquidity in the short-term for funding SBA loans.

In December 2010, the SBA lender entered into a revolving loan agreement with Capital One, N.A. for up to $12,000,000 to be used to fund the guaranteed portions of SBA loans and to be repaid with the proceeds of the sale in the secondary market of those portions. Also, in June 2011, the SBA lender entered into a revolving loan agreement with Capital One N.A., for up to $15,000,000 to be used to fund the unguaranteed portions of SBA loans and to be repaid with the proceeds of loan repayments from the borrowers as well as excess cash flow of NSBF. In October 2011, the term of the loans were extended by nine months through September 30, 2013, at which time the outstanding balance will be converted into a three year term loan. The Company is currently working on a replacement or extension of its current line of credit. Failure to do so may require a reduction in the Company’s SBA lending and related operations.

On February 28, 2011, NBC entered into a three year line of credit of up to $10,000,000 with Sterling National Bank to purchase and warehouse receivables. There is no cross collateralization between the Sterling lending facility and the Capital One credit facility; however, a default under the Capital One loan will create a possibility of default under the Sterling line of credit. The availability of the Sterling line of credit and the performance of the Capital One loans are subject to compliance with certain covenants and collateral requirements as set forth in their respective agreements, as well as limited restrictions on distributions or loans to the Company by the respective debtor, none of which are material to the liquidity of the Company. At March 31, 2013, the Company and its subsidiaries were in full compliance with applicable loan covenants. The Company guarantees these loans for the subsidiaries up to the amount borrowed; in addition, the Company deposited $750,000 with Sterling to collateralize that guarantee. As of March 31, 2013, the Company’s unused sources of liquidity consisted of $11,998,000 in unrestricted cash and cash equivalents.

Restricted cash of $15,110,000 as of March 31, 2013 is primarily held in Small business finance, All Other, the Capcos and Corporate segments. For NSBF, approximately $2,597,000 is held by the securitization trusts as a reserve on future nonperforming loans, $4,175,000 is held to purchase unguaranteed portions originated subsequent to the March 2013 securitization transaction, and the remainder of $3,328,000 is due participants, the SBA and others. For All other, PMT holds tax deposits for their clients until such payments are due to the respective state or federal authority, and NIA segregates premiums collected from insureds. For the Capcos, restricted cash can be used in managing and operating the Capcos, making qualified investments and for the payment of taxes on Capco income. In addition, as discussed above, the Company deposited $750,000 with Sterling to collateralize its guarantee, which is included in the Corporate segment.

In summary, Newtek generated and used cash as follows:

(Dollars in thousands)
	Three Months Ended March 31,
	2013	2012
Net cash used in operating activities	$(2,527)	$(6,559)

Net cash used in investing activities	(7,308)	(3,544)
Net cash provided by financing activities	7,604	14,243

Net (decrease) increase in cash and cash equivalents	(2,231)	4,140

Cash and cash equivalents, beginning of period	14,229	11,201

Cash and cash equivalents, end of period	$11,998	$15,341

Net cash flows (used in) provided by operating activities increased by $4,032,000 to cash used of $(2,527,000) for the period ended March 31, 2013 compared to cash used in operations of $(6,559,000) for the period ended March 31, 2012. The change primarily reflects the operation of the SBA lender, and due to the fluctuation in the broker receivable. The broker receivable arises from loans traded but not settled before quarter end and represents the amount of cash due from the purchasing broker; the amount varies depending on loan origination volume and timing of sales and settlement at quarter end. In the first quarter of 2013, the Company originated $27,238,000 of SBA loans held for sale and sold $25,111,000 compared with $18,683,000 originated and $18,287,000 sold in the first quarter of 2012.

Net cash used in investing activities includes the unguaranteed portions of SBA loans, the purchase of fixed assets and customer accounts, changes in restricted cash and activities involving investments in qualified businesses. Net cash used in investing activities decreased by $(3,764,000) to cash used of $(7,308,000) for the period ended March 31, 2013 compared to cash used of $(3,544,000) for the period ended March 31, 2012. The decrease was due primarily to a greater amount of SBA loans originated for investment of $(7,640,000) for the three month period in 2013 compared with $(5,838,000) in 2012, and the change in restricted cash, which used $(1,290,000) of cash in 2013 versus a $1,687,000 provision in the same period of 2012.

Net cash provided by financing activities primarily includes the net borrowings and (repayments) on bank notes payable as well as securitization activities. Net cash provided by financing activities decreased by $6,639,000 to cash provided of $7,604,000 for the period ended March 31, 2013 from cash provided of $14,243,000 for the period ended March 31, 2012. While the current period included a cash provision of $20,962,000 related to the Company’s March 2013 securitization transaction, additional cash was used to repay bank lines of credit, a decrease of $(14,655,000) compared with the year ago quarter, as well as the change in restricted cash which decreased by $(9,571,000). In addition, the consolidation of Expo provided cash of $2,763,000 during the year ago quarter.

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

We do not have significant exposure to changing interest rates on invested cash which was approximately $27,108,000 at March 31, 2013. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions with ratings from S&P of A- or better. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury-only money market instruments or funds and other investment-grade securities. As of March 31, 2013, cash deposits in excess of FDIC and SIPC insurance totaled approximately $484,000 and funds held in U.S. Treasury-only money market funds or equivalents in excess of SIPC insurance totaled approximately $1,849,000.

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

(b) Change in Internal Control over Financial Reporting.

For the year ended December 31, 2012, Newtek’s management identified material weaknesses in internal control over financial reporting based on criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses, which related to charge-back losses at Universal Processing Services of Wisconsin, LLC, (“UPS”), resulted in the restatement of the consolidated financial statements for the periods ended December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012. The full report is included in Item 9a of the Company’s 2012 Annual Report on Form 10-K.

As a result of the material weaknesses identified, the Company commenced a remediation plan and completed the following actions during the three months ended March 31, 2013:

•	The Company terminated and replaced the former senior manager and President of UPS.

•

The consulting firm retained to conduct a full investigation of activities and recommend enhancements to UPS’ control systems completed its review, and communicated its findings and recommendations to the Audit Committee and UPS Board of Managers, and subsequently shared with legal counsel, the Company’s Board of Directors and executive management.

•

The Company terminated its internal auditor and hired a Chief Credit and Risk Officer reporting directly to the Board of Directors. The new Chief Credit and Risk Officer commenced employment with the Company on April 1, 2013.

•	As part of the monthly closing process, the Controller at UPS is:

•

obtaining the month end merchant reserve account merchant balance listing and reviewing for the absence of negative balance positions and verifying that the total of such detail listing maintained by operations is in agreement with the sponsor bank’s month end balance; and

•	ensuring that all cash release transfers of merchant cash reserves amounts in excess of established thresholds have been approved by the Company’s Chief Executive Officer.

•	A member of the corporate accounting team is internally auditing monthly activity in the merchant reserve account to ensure accuracy.

•

The Credit Committee of UPS was reorganized to appoint new members and to establish a new Credit Committee meeting schedule. Risk management meetings are now occurring on a weekly basis. In addition, senior Company management attend those meetings as observers.

•

The Company is in the process of developing a new electronic cash transfer request and approval policy to establish new electronic transfer of funds policy and practices at UPS relating to the funds disbursement cycle.

•	A revised policy regarding delegation of authority for approving new merchants and boarding new accounts is currently in progress.

•	Additional live training discussing the Company’s Whistle Blower Hotline began and is currently in progress.

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

Item 6. Exhibits

Exhibit No.	Description

10.1.1	Employment Agreement with Barry Sloane, dated March 29, 2013, filed herewith

10.2.1	Employment Agreement with Craig J. Brunet, dated March 29, 2013, filed herewith.

10.3.1	Employment Agreement with Jennifer C. Eddelson, dated March 29, 2013, filed herewith.

31.1	Certification by Principal Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification by Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: May 9, 2013	By:	/s/ Barry Sloane
Barry Sloane
Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer)

Date: May 9, 2013	By:	/s/ Jennifer Eddelson
Jennifer Eddelson
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)