Form 10-Q
period 2013-06-30
NEWTEK BUSINESS SERVICES, INC.
filed 2013-08-07
CIK 1094019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 5, 2013, there were 35,380,888 of the Company’s Common Shares outstanding.

Item 1. Financial Statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(In Thousands, except for Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Operating revenues
Electronic payment processing	$23,446	$21,371	$45,123	$41,988
Web hosting and design	4,538	4,569	8,918	9,262
Premium income	4,937	2,414	9,196	4,804
Interest income	1,166	817	2,196	1,538
Servicing fee income – NSBF portfolio	666	496	1,280	1,077
Servicing fee income – external portfolios	893	1,475	1,740	1,976
Income from tax credits	29	129	55	319
Insurance commissions	470	319	914	630
Other income	866	748	1,733	1,473

Total operating revenues	$37,011	$32,338	$71,155	$63,067

Net change in fair value of:
SBA loans	(772)	(569)	(1,148)	(663)
Warrant liability	—	(111)	—	(111)
Credits in lieu of cash and notes payable in credits in lieu of cash	7	5	26	41

Total net change in fair value	(765)	(675)	(1,122)	(733)

Operating expenses:
Electronic payment processing costs	19,628	17,833	37,912	35,186
Salaries and benefits	6,323	5,437	12,379	11,113
Interest	1,381	1,136	2,684	1,973
Depreciation and amortization	816	711	1,623	1,512
Provision for loan losses	209	154	327	264
Other general and administrative costs	5,008	4,446	10,025	8,707

Total operating expenses	33,365	29,717	64,950	58,755

Income before income taxes	2,881	1,946	5,083	3,579
Provision for income taxes	1,180	732	2,077	1,340

Net income	1,701	1,214	3,006	2,239
Net income attributable to non-controlling interests	141	29	288	23

Net income attributable to Newtek Business Services, Inc.	$1,842	$1,243	$3,294	$2,262

Weighted average common shares outstanding – basic	35,283	35,922	35,251	35,851

Weighted average common shares outstanding – diluted	37,902	36,881	37,775	36,536

Earnings per share – basic and diluted	$0.05	$0.03	$0.09	$0.06

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2013 AND DECEMBER 31, 2012

(In Thousands, except for Per Share Data)

	June 30, 2013	December 31, 2012
	Unaudited	(Note 1)
ASSETS
Cash and cash equivalents (includes $2,609 and $1,865, respectively, related to VIE)	$13,999	$14,229
Restricted cash	9,102	8,456
Broker receivable	8,111	16,698
SBA loans held for investment, net (includes $12,350 and $12,910, respectively, related to securitization trust VIE; net of reserve for loan losses of $1,717 and $2,589, respectively)	13,208	14,647
SBA loans held for investment, at fair value (includes $50,374 and $22,931, respectively, related to securitization trust VIE)	58,135	43,055
Accounts receivable (net of allowance of $612 and $561, respectively)	13,589	10,871
SBA loans held for sale, at fair value	2,931	896
Prepaid expenses and other assets, net (includes $1,803 and $1,123, respectively, related to securitization trust VIE)	12,025	11,014
Servicing asset (net of accumulated amortization and allowances of $7,271 and $6,750, respectively)	5,727	4,682
Fixed assets (net of accumulated depreciation and amortization of $10,690 and $10,922, respectively)	3,675	3,523
Intangible assets (net of accumulated amortization of $14,065 and $13,855, respectively)	1,386	1,558
Credits in lieu of cash	5,254	8,703
Deferred tax asset, net	3,312	2,318
Goodwill	12,092	12,092

Total assets	$162,546	$152,742

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$11,398	$11,206
Notes payable	30,908	39,823
Note payable – securitization trust VIE	40,450	22,039
Capital lease obligation	689	632
Deferred revenue	1,391	1,437
Notes payable in credits in lieu of cash	5,254	8,703

Total liabilities	90,090	83,840

Commitments and contingencies

Equity:
Newtek Business Services, Inc. shareholders’ equity:
Preferred shares (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common shares (par value $0.02 per share; authorized 54,000 shares, 36,913 issued; 35,307 and 35,178 outstanding, respectively, not including 83 shares held in escrow)	738	738
Additional paid-in capital	61,035	60,609
Retained earnings (includes $1,466 related to consolidation of VIE on January 1, 2012)	10,303	7,008
Treasury shares, at cost (1,606 and 1,735 shares, respectively)	(1,354)	(1,508)

Total Newtek Business Services, Inc. shareholders’ equity	70,722	66,847
Non-controlling interests	1,734	2,055

Total equity	72,456	68,902

Total liabilities and equity	$162,546	$152,742

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(In Thousands)

	2013	2012
Cash flows from operating activities:
Condensed consolidated net income	$3,006	$2,239
Adjustments to reconcile condensed consolidated net income to net cash used in operating activities:
Income from tax credits	(55)	(319)
Accretion of interest expense	81	360
Fair value adjustments on SBA loans	1,148	663
Fair value adjustment on warrant liability	—	111
Fair value adjustment of credits in lieu of cash and notes payable in credits in lieu of cash	(26)	(41)
Deferred income taxes	(994)	(1,545)
Depreciation and amortization	1,624	1,512
Accretion of discount	(96)	(83)
Provision for loan losses	327	264
Other, net	796	534
Changes in operating assets and liabilities:
Originations of SBA loans held for sale	(59,728)	(34,686)
Proceeds from sale of SBA loans held for sale	57,927	35,019
Broker receivable	8,587	(733)
Accounts receivable	(2,928)	(2,347)
Prepaid expenses, accrued interest receivable and other assets	(1,662)	3,390
Accounts payable, accrued expenses and deferred revenue	397	(944)
Other, net	(2,425)	(1,049)

Net cash provided by operating activities	5,979	2,345

Cash flows from investing activities:
Return of investments in qualified businesses	1,522	101
Purchase of fixed assets and customer merchant accounts	(1,084)	(813)
SBA loans originated for investment, net	(17,976)	(10,923)
Payments received on SBA loans	2,346	2,086
Change in restricted cash	834	530
Other, net	(40)	—

Net cash used in investing activities	(14,398)	(9,019)

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (CONTINUED)

(In Thousands)

	2013	2012

Cash flows from financing activities:
Net (repayments) proceeds on bank lines of credit	$(8,887)	$5,167
Increase in cash due to consolidation of subsidiary	—	2,763
Proceeds from term loan	—	10,000
Repayments on bank term note payable	(208)	(208)
Issuance of senior notes, net of issuance costs	20,909	—
Repayments of senior notes	(2,599)	(2,228)
Additions to deferred financing costs	(864)	(1,257)
Change in restricted cash related to securitization	(621)	5,041
Purchase of treasury shares	—	(926)
Proceeds from exercise of stock options	120	—
Other	339	182

Net cash provided by financing activities	8,189	18,534

Net (decrease) increase in cash and cash equivalents	(230)	11,860
Cash and cash equivalents – beginning of period	14,229	11,201

Cash and cash equivalents – end of period	$13,999	$23,061

Supplemental disclosure of cash flow activities:

Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$3,514	$6,167

Additions to additional paid-in capital for warrants expired previously attributable to non-controlling interests	$—	$330

Additions to non-controlling interests as a result of consolidation of majority owned subsidiary	$—	$2,291

Initial allocation of value assigned to warrants issued in financing transaction	$—	$1,959

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

The condensed consolidated financial statements of Newtek, its subsidiaries and consolidated entities included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and include all wholly- and majority-owned subsidiaries, and several portfolio companies in which the Capcos own non-controlling minority interest in, or those variable interest entities of which Newtek is considered to be the primary beneficiary. All inter-company balances and transactions have been eliminated in consolidation. Non-controlling interests (previously shown as minority interest) are reported below net income (loss) under the heading “Net (income) loss attributable to non-controlling interests” in the condensed consolidated statements of income (unaudited) and shown as a component of equity in the condensed consolidated balance sheets.

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

Subsequent measurements of each class of servicing assets and liabilities may use either the amortization method or the fair value measurement method. NSBF has chosen to apply the amortization method to its servicing asset, amortizing the asset in proportion to, and over the period of, the estimated future net servicing income on the underlying sold guaranteed portion of the loans and assessing the servicing asset for impairment based on fair value if and when a triggering event occurs. In the event future prepayments are significant or impairments are incurred and future expected cash flows are inadequate to cover the unamortized servicing assets, additional amortization or impairment charges would be recognized. In evaluating and measuring impairment of servicing assets, NSBF stratifies its servicing assets based on year of loan and loan term which are the key risk characteristics of the underlying loan pools. The Company uses an independent valuation specialist to estimate the fair value of the servicing asset by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that NSBF believes market participants would use for similar assets. If NSBF determines that the impairment for a stratum is temporary, a valuation allowance is recognized through a charge to current earnings for the amount the amortized balance exceeds the current fair value. If the fair value of the stratum were to later increase, the valuation allowance may be reduced as a recovery. However, if NSBF determines that impairment for a stratum is other than temporary, the value of the servicing asset and any related valuation allowance is written-down.

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

Electronic Payment Processing Costs

Electronic payment processing costs consist principally of costs directly related to the processing of merchant sales volume, including interchange fees, VISA® and MasterCard® dues and assessments, bank processing fees and costs paid to third-party processing networks. Such costs are recognized at the time the merchant transactions are processed or when the services are performed. Two of the most significant components of electronic processing expenses include interchange and assessment costs, which are set by the credit card associations. Interchange costs are passed on to the entity issuing the credit card used in the transaction and assessment costs are retained by the credit card associations. Interchange and assessment fees are billed primarily as a percent of dollar volume processed or, to a lesser extent, as a per transaction fee. In addition to costs directly related to the processing of merchant sales volume, electronic payment processing costs also include residual expenses, which represent fees paid to third-party sales referral sources. Residual expenses are paid under various formulae as contracted. These are generally linked to revenues derived from merchants successfully referred to the Company and that begin using the Company for merchant processing services.

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

(In thousands):	June 30, 2013	December 31, 2012
Electronic payment processing	$313	$387
Small business finance	5,149	4,955
All other	1,426	279
Corporate activities	988	987
Capcos	1,226	1,848

Totals	$9,102	$8,456

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

Fair Value of Financial Instruments

As required by the Financial Instruments Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the estimated fair values of financial instruments must be disclosed. Excluding fixed assets, intangible assets, goodwill, and prepaid expenses and other assets (noted below), substantially all of the Company’s assets and liabilities are considered financial instruments as defined under this standard. Fair value estimates are subjective in nature and are dependent on a number of significant assumptions associated with each instrument or group of similar instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows and relevant available market information.

The carrying values of the following balance sheet items approximate their fair values primarily due to their liquidity and short-term or adjustable-yield nature:

•	Cash and cash equivalents

•	Restricted cash

•	Broker receivable

•	Accounts receivable

•	Notes payable

•	Accrued interest receivable (included in Prepaid expenses and other assets)

•	Accrued interest payable (included in Accounts payable, accrued expenses and other liabilities)

•	Accounts payable and accrued expenses

The carrying value of investments in Qualified Businesses (included in Prepaid expenses and other assets), Credits in lieu of cash and Notes payable in credits in lieu of cash as well as SBA loans held for investment and SBA loans held for sale approximate fair value based on management’s estimates.

New Accounting Standards

Accounting standards updates effective after June 30, 2013, are not expected to have a material effect on the Company’s condensed consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

	Fair Value Measurements at June 30, 2013 Using:
(In thousands):	Total	Level 1	Level 2	Level 3	Total Unrealized Gains and (Losses)

Assets

Credits in lieu of cash	$5,254	$—	$5,254	$—	$—
SBA loans held for investment	58,135	—	—	58,135	(1,381)

SBA loans held for sale	2,931	—	2,931	—	233

Total assets	$66,320	$—	$8,185	$58,135	$(1,148)

Liabilities

Notes payable in credits in lieu of cash	$5,254	$—	$5,254	$—	$26

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

	Fair Value Measurements at December 31, 2012 Using:
(In thousands):	Total	Level 1	Level 2	Level 3	Total Unrealized Gains and (Losses)

Assets

Credits in lieu of cash	$8,703	$—	$8,703	$—	$—
SBA loans held for investment	43,055	—	—	43,055	(851)

SBA loans held for sale	896	—	896	—	(162)

Total assets	$52,654	$—	$9,599	$43,055	$(1,013)

Liabilities

Notes payable in credits in lieu of cash	$8,703	$—	$8,703	$—	$3

Warrants	—	—	—	—	(111)

Total liabilities	$8,703	$—	$8,703	$—	$(108)

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

On December 31, 2012, the yield on the Chartis Note Basket was 1.72%. As of June 30, 2013, the date the Company revalued the asset and liability, the yields on the Chartis notes averaged 2.00% reflecting changes in interest rates in the marketplace. This increase in yield increased both the fair value of the credits in lieu of cash and the fair value of the notes payable in credits in lieu of cash. The Company increased the value of the credits in lieu of cash to equal the value of the notes payable in credits in lieu of cash because the credits in lieu of cash can only be used to satisfy the liability and must equal the value of the notes payable in credits in lieu of cash at all times. The net change in fair value reported in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2013 was a gain of $7,000 and $26,000, respectively.

On December 31, 2011, the yield on the Chartis Note Basket was 5.53%. As of June 30, 2012, the date the Company revalued the asset and liability, the yields on the Chartis notes averaged 3.31% reflecting changes in interest rates in the marketplace. This decrease in yield decreased both the fair value of the credits in lieu of cash and the fair value of the notes payable in credits in lieu of cash. The Company decreased the value of the credits in lieu of cash to equal the value of the notes payable in credits in lieu of cash because the credits in lieu of cash can only be used to satisfy the liability and must equal the value of the notes payable in credits in lieu of cash at all times. The net change in fair value reported in the Company’s condensed consolidated statements of income for the three months and six months ended June 30, 2012 was a gain of $5,000 and $41,000, respectively.

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

Below is a summary of the activity in SBA loans held for investment, at fair value for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively, (in thousands):

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Balance, beginning of period	$43,055	$21,857
SBA loans held for investment, originated	17,924	24,076
Payments received	(1,463)	(2,027)
Fair value loss	(1,381)	(851)

Balance, end of period	$58,135	$43,055

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

Other Fair Value Measurements

Assets Measured at Fair Value on a Non-recurring Basis are as follows (in thousands):

	Fair Value Measurements at June 30, 2013 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets

Impaired loans	$6,220	$—	$—	$6,220	$(1,404)

Other real-estate owned	842	—	842	—	(20)

Total assets	$7,062	$—	$842	$6,220	$(1,424)

	Fair Value Measurements at December 31, 2012 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets

Impaired loans	$6,965	$—	$—	$6,965	$(822)

Other real-estate owned	534	—	534	—	(168)

Total assets	$7,499	$—	$534	$6,965	$(990)

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

NOTE 4 – SBA LOANS:

SBA loans are geographically concentrated in New York (12.2%). Below is a summary of the activity in the SBA loans held for investment, net of SBA loan loss reserves for the six months ended June 30, 2013 (in thousands):

Balance at December 31, 2012	$57,702
SBA loans funded for investment	17,924
Fair value adjustment	(1,381)
Payments received	(2,346)
Provision for SBA loan losses	(327)
Discount on loan originations, net	148
Other real estate owned	(377)

Balance at June 30, 2013	$71,343

Below is a summary of the activity in the reserve for loan losses for the six months ended June 30, 2013 (in thousands):

Balance at December 31, 2012	$2,589
SBA loan loss provision	327
Recoveries	22
Loan charge-offs	(1,221)

Balance at June 30, 2013	$1,717

Below is a summary of the activity in the SBA loans held for sale for the six months ended June 30, 2013 (in thousands):

Balance at December 31, 2012	$896
Originations of SBA loans held for sale	59,728
Fair value adjustment	233
SBA loans sold	(57,926)

Balance at June 30, 2013	$2,931

All loans are priced at the Prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with the Company. As of June 30, 2013 and December 31, 2012, SBA loans receivable held for investment with adjustable interest rates amounted to $72,706,000 and $58,382,000, respectively.

For the six months ended June 30, 2013 and 2012, the Company funded approximately $77,652,000 and $45,511,000 in loans and sold approximately $57,926,000 and $35,019,000 of the guaranteed portion of the loans, respectively. Receivables from loans traded but not settled of $8,111,000 and $16,698,000 as of June 30, 2013 and December 31, 2012, respectively, are presented as broker receivable in the accompanying condensed consolidated balance sheets.

The outstanding balances of loans past due over ninety days and still accruing interest as of December 31, 2012 amounted to $1,128,000; there were no such loans outstanding at June 30, 2013.

At June 30, 2013 and December 31, 2012, total impaired non-accrual loans amounted to $6,220,000 and $6,965,000, respectively. For the six months ended June 30, 2013 and for the year ended December 31, 2012, the average balance of impaired non-accrual loans was $6,965,000 and $6,935,000, respectively. Approximately $1,801,000 and $2,204,000 of the allowance for loan losses and fair value adjustment were allocated against such impaired non-accrual loans, respectively.

The following is a summary of SBA loans held for investment as of:

(in thousands):	June 30, 2013		December 31, 2012
	Fair Value	Cost Basis	Fair Value	Cost Basis
Due in one year or less	$—	$19	$—	$40
Due between one and five years	—	4,791	—	4,534
Due after five years	63,045	11,046	46,585	13,741

Total	63,045	15,856	46,585	18,315
Less: Allowance for loan losses	—	(1,717)	—	(2,589)
Less: Deferred origination fees, net	—	(931)	—	(1,079)
Less: Fair value adjustment	(4,910)	—	(3,530)	—

Balance (net)	$58,135	$13,208	$43,055	$14,647

The payment status of gross SBA loans held for investment is as follows:

	(in thousands)
Days Past Due	June 30, 2013	December 31, 2012
Current	$72,176	$52,556
30 – 89	505	4,251
> 90	—	1,128
Non-performing	6,220	6,965

Balance (net)	$78,901	$64,900

The Company evaluates the credit quality of its loan portfolio by employing a risk rating system that is similar to the Uniform Classification System which is the asset classification system adopted by the Federal Financial Institution Examinations Council. The Company’s risk rating system is granular with multiple risk ratings in both the Acceptable and Substandard categories. Assignment of the ratings are predicated upon numerous factors, including credit risk scores, collateral type, loan to value ratios, industry, financial health of the business, payment history, other internal metrics/analysis, and qualitative assessments.

Risk ratings are refreshed as appropriate based upon considerations such as market conditions, loan characteristics, and portfolio trends. The Company’s gross SBA loans held for investment recorded at cost by credit quality indicator are as follows:

	(in thousands)
Risk Rating	June 30, 2013	December 31, 2012
Acceptable	$8,657	$9,153
Other assets special mention	2,299	2,926
Substandard	4,495	5,894
Doubtful	396	333
Loss	9	9

Balance (net)	$15,856	$18,315

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

The changes in the value of the Company’s servicing rights for the six months ended June 30, 2013 were as follows:

(in thousands):
Balance at December 31, 2012	$4,682
Servicing rights capitalized	1,566
Servicing assets amortized	(521)

Balance at June 30, 2013	$5,727

The carrying value of the capitalized servicing asset was $5,727,000 and $4,682,000 at June 30, 2013 and December 31, 2012, respectively, while the estimated fair value of capitalized servicing rights was $7,113,000 and $6,067,000 at June 30, 2013 and December 31, 2012, respectively. The estimated fair value of servicing assets at June 30, 2013 and December 31, 2012 was determined using a discount rate of 11%, weighted average prepayment speeds ranging from 1% to 14%, depending upon certain characteristics of the loan portfolio, weighted average life of 5.00 years, and an average default rate of 5%.

The unpaid principal balances of loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others within the NSBF originated portfolio were $326,716,000 and $271,548,000 as of June 30, 2013 and December 31, 2012, respectively. The unpaid principal balances of loans serviced for others which were not originated by NSBF and are outside of the Newtek portfolio were $171,574,000 and $176,988,000 as of June 30, 2013 and December 31, 2012, respectively.

NOTE 6 – NOTES PAYABLE AND CAPITAL LEASES:

At June 30, 2013 and December 31, 2012, the Company had notes payable and capital leases comprised of the following (in thousands):

	June 30, 2013	December 31, 2012
Notes payable:
Capital One lines of credit (NSBF)
Guaranteed line	$8,600	$12,000
Unguaranteed line	4,600	11,854
Summit Partners Credit Advisors, L.P. (NBS)	8,469	8,288
Sterling National bank line of credit (NBC)	8,440	6,674
Capital One term loan (NTS)	799	1,007

Total notes payable	30,908	39,823
Note payable – securitization trust	40,450	22,039

Total notes payable	$71,358	$61,862

Capital lease obligation	$689	$632

In the six months ended June 30, 2013, the Company leased certain software with a term of 4 years. The useful life of the software was estimated to be between 7 – 10 years and includes a bargain purchase element at lease expiration. As a result, the transaction has been recorded as a capital lease and has a capitalized cost of approximately $63,000.

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

In July 2013, the SBA lender received an extension on the maturity of its warehouse lines of credit with Capital One to May 31, 2015 as described more fully in Note 11 – Subsequent Events.

NOTE 7 – STOCK OPTIONS AND RESTRICTED SHARES:

The Company had three share-based compensation plans as of June 30, 2013 and 2012. For the six months ended June 30, 2013 and 2012, compensation cost charged to income for those plans was $354,000 and $260,000, respectively, of which $280,000 and $203,000 are included in salaries and benefits, and $74,000 and $57,000 are included in other general and administrative costs for the six months ended June 30, 2013 and 2012, respectively.

During the second quarter of 2013, the Company granted certain employees and executives an aggregate of 80,000 restricted shares valued at $174,000 with a vesting date of March 1, 2016. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company recorded $7,000 in share-based compensation in the second quarter of 2013 in connection with the vesting period associated with these grants.

During the first quarter of 2013, the Company granted certain employees, executives and directors an aggregate of 300,000 restricted shares valued at $556,000. The employee and executive grants have a vesting date of March 1, 2016 while the directors’ vest July 1, 2015. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company recorded $48,000 and $78,000 in share-based compensation during the three and six months ended June 30, 2013, respectively, in connection with the vesting period associated with these grants.

In the second quarter of 2012, Newtek granted certain employees and executives an aggregate of 124,000 restricted shares valued at $184,000. The grants vest on July 1, 2014. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company charged $15,000 and $13,000 to share-based compensation expense during the three months ended June 30, 2012 and 2013, respectively and $15,000 and $26,000 to share-based compensation expense during the six months ended June 30, 2012 and 2013, respectively in connection with the vesting period associated with these grants.

In March 2011, Newtek granted certain employees, executives and board of directors an aggregate of 1,142,000 restricted shares valued at $1,941,000. The grants vest on July 1, 2014. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company recorded $105,000 and $117,000 in share-based compensation in the three months ended June 30, 2012 and 2013, respectively and $244,000 and $243,000, in share-based compensation in the six months ended June 30, 2012 and 2013, respectively, in connection with the vesting period associated with these grants.

NOTE 8 – INCOME PER SHARE:

Basic income per share is computed based on the weighted average number of common shares outstanding during the period. The effect of common share equivalents is included in the calculation of diluted loss per share only when the effect of their inclusion would be dilutive.

The calculations of income per share were:

	Three months ended June 30:		Six months ended June 30:
(In thousands except per share data):	2013	2012	2013	2012

Numerator for basic and diluted EPS – income (loss) available to common shareholders	$1,842	$1,243	$3,294	$2,262

Denominator for basic EPS – weighted average shares	35,283	35,922	35,251	35,851
Effect of dilutive securities	2,619	959	2,524	685

Denominator for diluted EPS – weighted average shares	37,902	36,881	37,775	36,536

Earnings (loss) per share: Basic and diluted	$0.05	$0.03	$0.09	$0.06

The amount of anti-dilutive shares/units excluded from above is as follows:
Stock options and restricted shares	36	772	18	777
Warrants	—	50	—	50
Contingently issuable shares	83	83	83	83

NOTE 9 – COMMITMENTS AND CONTINGENCIES:

In the ordinary course of business and from time to time, we are named as a defendant in various legal proceedings. The Company evaluates such matters on a case by case basis and its policy is to contest vigorously any claims it believes are without compelling merit.

We recognize a liability for a contingency in accrued expenses and other liabilities when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual. The determination of the outcome and loss estimates requires significant judgment on the part of management.

The Company is currently involved in various contract claims and litigation matters. In addition, and as fully described in Item 1. Legal Proceedings, during the quarter ended June 30, 2013 the Federal Trade Commission amended an existing complaint in the matter Federal Trade Commission v. WV Universal Management, LLC et al. to include Universal Processing Services of Wisconsin, LLC (“UPS”), the Company’s merchant processing subsidiary, as an additional defendant on one count. The Company does not believe that the facts or the FTC’s legal theory support the FTC’s allegations against UPS as set forth in the complaint, and the Company intends to vigorously challenge the FTC’s claims. As such, we have not established a loss contingency for this matter.

Management has determined that, in the aggregate, the pending legal actions should not have a material adverse effect on our consolidated results of operations, cash flows or financial condition. In addition, we believe that any amount that could be reasonably estimated of potential loss or range of potential loss is not material.

In May 2013, the automated clearing house (“ACH”) provider used by the Company’s payroll processing subsidiary, PMT Payroll, LLC (“PMT”), ceased processing payments which resulted in the inability or refusal of the ACH provider’s processing bank to send the corresponding credits to PMT’s customers’ employees. The total amount debited from PMT’s customer accounts and unsuccessfully credited to its’ customers’ employees was approximately $1,318,000. Upon learning of this failure, PMT and the Company immediately paid all funds owing directly to any of its affected customers’ employees. Of this amount, the Company has successfully recovered approximately $800,000 to date from the provider’s bank. The Company is currently working with legal counsel to recover the remaining funds and has been vigorously working with its customers’ banks to process returns. We may also initiate litigation to pursue the claim. At this time, the Company believes it is reasonably possible a loss may occur if the Company is unsuccessful in causing the affected banks to process the remaining returns. While such a loss is possible, the Company does not believe that it is probable or that the amount can be estimated at this time.

NOTE 10 – SEGMENT REPORTING:

Operating segments are organized internally primarily by the type of services provided. The Company has aggregated similar operating segments into six reportable segments: Electronic payment processing, Small business finance, Managed technology solutions, All other, Corporate and Capcos.

The Electronic payment processing segment is a processor of credit card transactions, as well as a marketer of credit card and check approval services to the small- and medium-sized business market. Expenses include direct costs (included in a separate line captioned electronic payment processing costs), salaries and benefits, and other general and administrative costs all of which are included in the respective caption on the condensed consolidated statements of income.

The Small business finance segment consists of Small Business Lending, Inc., a lender that primarily originates, sells and services government guaranteed SBA 7(a) loans to qualifying small businesses through NSBF, its licensed SBA lender; the Texas Whitestone Group which manages the Company’s Texas Capco; and NBC which provides accounts receivable financing, billing and accounts receivable maintenance services to businesses. NSBF generates revenues from sales of loans, servicing income for those loans retained or contracted to service by NSBF and interest income earned on the loans themselves. The lender generates expenses for interest, salaries and benefits, depreciation and amortization, and provision for loan losses, all of which are included in the respective caption on the condensed consolidated statements of income. NSBF also has expenses such as loan recovery expenses, loan processing costs, professional fees, and other expenses that are all included in the other general and administrative costs caption on the condensed consolidated statements of income.

The Managed technology solutions segment consists of NTS, acquired in July 2004. NTS’s revenues are derived primarily from web hosting services and consist of web hosting and set up fees. NTS generates expenses such as salaries and benefits, and depreciation and amortization, which are included in the respective caption on the accompanying condensed consolidated statements of income, as well as professional fees, licenses and fees, rent, and general office expenses, all of which are included in other general and administrative costs in the respective caption on the condensed consolidated statements of income.

The All other segment includes revenues and expenses primarily from qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments. The two largest entities in the segment are Newtek Insurance Agency, LLC, an insurance sales operation, and Business Connect, LLC, a provider of sales and processing services. Also included in this segment are: Newtek Payroll Services, a provider of payroll management, payment and tax reporting services, Exponential of New York, LLC, an entity determined to be a subsidiary on January 1, 2012, and Advanced Cyber Security Systems, LLC, (“ACS”), a start-up company formed to offer web-based security solutions to the marketplace.

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

The following table presents the Company’s segment information for the periods ended June 30, 2013 and 2012 and total assets as of June 30, 2013 and December 31, 2012 (in thousands):

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Third Party Revenue
Electronic payment processing	$23,447	$21,373	$45,126	$41,991
Small business finance	8,376	5,963	15,824	10,801
Managed technology solutions	4,600	4,570	8,994	9,263
All other	657	451	1,303	883
Corporate activities	200	205	400	455
Capcos	38	141	89	455

Total reportable segments	37,318	32,703	71,736	63,848
Eliminations	(307)	(365)	(581)	(781)

Consolidated Total	$37,011	$32,338	$71,155	$63,067

Inter-Segment Revenue
Electronic payment processing	$688	$414	$1,295	$789
Small business finance	82	13	134	24
Managed technology solutions	117	198	264	399
All other	265	314	504	622
Corporate activities	841	755	1,434	1,266
Capcos	217	206	422	414

Total reportable segments	2,210	1,900	4,053	3,514
Eliminations	(2,210)	(1,900)	(4,053)	(3,514)

Consolidated Total	$—	$—	$—	$—

Income (loss) before income taxes
Electronic payment processing	$2,465	$1,920	$4,300	$3,514
Small business finance	2,030	1,478	4,204	2,944
Managed technology solutions	1,042	1,114	1,937	2,216
All other	(439)	(238)	(901)	(558)
Corporate activities	(1,924)	(1,930)	(3,877)	(3,730)
Capcos	(293)	(398)	(580)	(807)

Totals	$2,881	$1,946	$5,083	$3,579

Depreciation and amortization
Electronic payment processing	$91	$169	$204	$410
Small business finance	295	206	566	426
Managed technology solutions	336	303	662	601
All other	50	2	101	16
Corporate activities	43	29	87	55
Capcos	1	2	3	4

Totals	$816	$711	$1,623	$1,512

Identifiable assets	As of June 30, 2013	As of December 31, 2012
Electronic payment processing	$7,456	$12,465
Small business finance	118,710	104,155
Managed technology solutions	12,198	12,022
All other	3,685	1,762
Corporate activities	8,812	5,726
Capco	11,685	16,612

Consolidated Total	$162,546	$152,742

NOTE 11 – SUBSEQUENT EVENTS:

Extension of Credit Facility

In July 2013 the SBA lender, received an extension on the maturity of its warehouse lines of credit, totaling $27 million, with Capital One, N.A. from September 30, 2013 to May 31, 2015, at which time the outstanding balance will be converted into a three-year term loan. The extension also enhanced the terms of the credit facilities by removing the $15 million funding sublimit for the non-guaranteed portions of the SBA 7(a) loans NSBF originates, and increasing the advance rate to 55% from 50% for the non-guaranteed portions of the SBA 7(a) loans.

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

The statements in this Quarterly Report on Form 10-Q may contain forward-looking statements relating to such matters as anticipated future financial performance, business prospects, legislative developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ materially from the anticipated results expressed in the forward-looking statements such as intensified competition and/or operating problems in its operating business projects and their impact on revenues and profit margins or additional factors as described in the Company’s Annual Report on Form 10-K.

Our Capcos operate under a different set of rules in each of the six jurisdictions which place varying requirements on the structure of our investments. In some cases, particularly in Louisiana, we don’t control the equity or management of a qualified business but that cannot always be presented orally or in written presentations.

Executive Overview

For the quarter ended June 30, 2013, the Company reported income before income taxes of $2,881,000, a $935,000 or 48% increase over $1,946,000 for the same quarter of 2012. Net income also increased to $1,701,000 in the second quarter of 2013 from $1,214,000 in the same quarter of 2012. Total revenues increased by $4,673,000 to $37,011,000 from $32,338,000 for the quarter ended June 30, 2013, due to increased revenues in the Electronic payment processing, the Small business finance, Managed technology solutions and the All other segments, offset by decreases in revenues in our Corporate and Capco segments. Electronic payment processing, the Small business finance and the Corporate segments also reported improvements in profitability.

In Electronic payment processing, the segment had an increase in revenue primarily due to growth in processing volumes, partially offset by a decrease in operating margin, resulting in a 28% increase in income before income taxes. In the Small business finance segment, the SBA lender doubled its total volume of loan originations increasing the total amount funded by $21,800,000, a 104% increase over the year ago period. Notwithstanding a decline in the third party servicing portfolio by 12% due to a contraction of the FDIC portfolio, we added a new external servicing client at the end of the second quarter increasing our aggregate portfolio by 13%. Servicing fee income on the NSBF portfolio increased by 34%, and interest income improved by 44% as a result of the average outstanding performing portfolio of SBA loans held for investment, which increased by $20,892,000 over the same quarter of 2012. Overall, the lending segment had a 37% increase in income before income taxes for the second quarter of 2013 compared with the three months ended June 30, 2012.

Managed technology solutions segment revenue increased by 1% for the three months ended June 30, 2013. The segment had an increase in web design revenue, which was partially offset by a decline in web hosting revenue compared with the same quarter in 2012. Total expenses increased by 3%, resulting in a $72,000 decrease in income before income taxes between quarters. In the All Other segment, total revenue increased by 46% for the quarter ended June 30, 2013 compared with the same period in 2012, due primarily to the acquisition of an insurance book of business serviced by NIA and additional clients added to our payroll processing company. Increases in salaries and benefits, as well as costs associated with a new start-up company, ACS, also included in this segment, offset the increase to revenue and resulted in a $201,000 increase in loss before income taxes for the quarter over quarter period. Corporate activities remained essentially unchanged and reported a $1,924,000 loss for the second quarter of 2013, and the loss in the Capco segment decreased by 26% to $293,000 for the three months ended June 30, 2013.

In July 2013 the SBA lender received an extension on the maturity of its warehouse lines of credit, totaling $27 million, with Capital One, N.A. from September 30, 2013 to May 31, 2015, at which time the outstanding balance will be converted into a three-year term loan. The extension also enhanced the terms of the credit facilities by removing the $15 million funding sublimit for the non-guaranteed portions of the SBA 7(a) loans NSBF originates, and increasing the advance rate to 55% from 50% for the non-guaranteed portions of the SBA 7(a) loans.

Business Segment Results:

The results of the Company’s reportable segments for the three and six months ended June 30, 2013 and 2012 are discussed below:

Electronic Payment Processing

	Three months ended June 30:
(In thousands):	2013	2012	$ Change	% Change
Revenue:
Electronic payment processing	$23,446	$21,371	$2,075	10%
Interest income	1	2	(1)	(50)%

Total revenue	23,447	21,373	2,074	10%

Expenses:
Electronic payment processing costs	19,616	17,833	1,783	10%
Salaries and benefits	882	1,022	(140)	(14)%
Professional fees	70	56	14	25%
Depreciation and amortization	91	169	(78)	(46)%
Insurance expense – related party	12	—	12	100%
Other general and administrative costs	311	373	(62)	(17)%

Total expenses	20,982	19,453	1,529	8%

Income before income taxes	$2,465	$1,920	$545	28%

Three Months Ended June 30, 2013 and 2012

Electronic payment processing (“EPP”) revenue increased $2,075,000 or 10% between years. Revenue increased primarily due to growth in processing volumes. In addition, a change in the frequency of assessing a security compliance measurement fee to certain merchants from one measurement period per year to two times per year (at a reduced rate per measurement period) also positively affected revenues on a year over year basis by approximately $400,000. Processing volumes were favorably impacted by an increase of 2% in the average number of processing merchants under contract between periods. In addition, growth in revenue between periods increased due to an increase of approximately 8% in the average monthly processing volume per merchant. The increase in the average monthly processing volume per merchant is due in part to the addition of several larger volume processing merchants as well as year-over-year growth in processing volumes from existing merchants. The overall increase in revenue between years due to growth in processing volumes and the average number of merchants serviced was partially offset by lower average pricing between years due to both competitive pricing considerations, particularly for larger processing volume merchants, and the mix of merchant sales volumes realized between periods.

EPP costs increased $1,783,000 or 10% between years. Processing revenues less electronic payment processing costs (“margin”) decreased to 16.3% in 2013 from 16.6% in 2012. The change in timing of assessing the security compliance measurement fee noted above and new lower contract pricing from the company’s third-party processor favorably impacted the margin percentage between periods but such favorable impact was slightly more than offset by lower price for our services associated with the mix of new merchants added between periods. Overall, the increase in margin dollars was $292,000 between years.

Salaries and benefits decreased $140,000 or 14% between years principally as the result of a reduction in staffing levels. Depreciation and amortization decreased $78,000 between years as the result of previously acquired portfolios of intangible assets becoming fully amortized between periods. Remaining costs decreased $36,000 or 8% between years. In 2012, approximately $50,000 of office relocation costs were incurred.

Income before income taxes increased $545,000 to $2,465,000 in 2013 from $1,920,000 in 2012. The increase in income before income taxes was principally due to the increase in the dollar margin of operating revenues less electronic payment processing costs of $292,000 due to the reasons noted above including a reduction in staffing and related costs and depreciation and amortization cost between years.

	Six months ended June 30:
(In thousands):	2013	2012	$ Change	% Change
Revenue:
Electronic payment processing	$45,123	$41,988	$3,135	7%
Interest income	3	3	—	—%

Total revenue	45,126	41,991	3,135	7%

Expenses:
Electronic payment processing costs	37,887	35,186	2,701	8%
Salaries and benefits	1,864	2,087	(223)	(11)%
Professional fees	217	120	97	81%
Depreciation and amortization	204	410	(206)	(50)%
Insurance expense – related party	25	—	25	100%
Other general and administrative costs	629	674	(45)	(7)%

Total expenses	40,826	38,477	2,349	6%

Income before income taxes	$4,300	$3,514	$786	22%

Six Months Ended June 30, 2013 and 2012

EPP revenue increased $3,135,000 or 7% between years. Revenue increased primarily due to growth in processing volumes and the effect of card association cost increases passed through to merchants. In addition, a change in the frequency of assessing a security compliance measurement fee to certain merchants from one measurement period per year to two times per year (at a reduced rate per measurement period) also positively affected revenues on a year over year basis by approximately $400,000. Processing volumes were favorably impacted by an increase in the average number of processing merchants under contract between periods of 2%. In addition, growth in revenue between periods increased due to an increase of approximately 6% in the average monthly processing volume per merchant. The increase in the average monthly processing volume per merchant is due in part to the addition of several larger volume processing merchants as well as year-over-year growth in processing volumes from existing merchants. The overall increase in revenue between years due to growth in processing volumes and the average number of merchants serviced was partially offset by lower average pricing between years due to both competitive pricing considerations, particularly for larger processing volume merchants, and the mix of merchant sales volumes realized between periods.

Electronic payment processing costs increased by $2,701,000 or 8% between years. EPP costs in 2013 and 2012 included provisions for charge-back losses of $290,000 and $745,000, respectively. The provision for charge-back losses in 2012 included losses of $456,000 related to a group of merchants affiliated with one of its independent sales agents. The group of merchants related to such sales agent was unilaterally approved by a former senior manager of the EPP division and such charge-back losses resulted from violations of credit policy by such senior manager. Processing revenues less electronic payment processing costs (“margin”) decreased from 16.2% in 2012 to 16.0% in 2013. Margin was favorably impacted by the reduction in provisions for charge-backs between years by 1.1%. In addition, margin was favorably impacted by the change in timing of assessing the security compliance measurement fee noted above and new lower contract pricing from the company’s third-party processor. However, the favorable impact on margin of the aforementioned factors were slightly more than offset by lower average pricing between years due to both competitive pricing considerations, particularly for larger volume merchants, and the mix of merchant sales volumes realized between periods. Overall, the increase in margin dollars was $434,000 between years.

Salaries and benefits decreased $223,000 or 11% between years principally as the result of a reduction in staffing levels and lower payroll taxes due to the acceleration of the payment of 2012 bonus payments into 2012. Professional fees increased $97,000 principally due to costs incurred in assessing the loss related to and the actions of the agent and former senior management member related to the charge-back losses associated with a group of merchants discussed above. Depreciation and amortization decreased $206,000 between periods as the result of previously acquired portfolio intangible assets becoming fully amortized between periods. Remaining costs decreased $20,000 or 3% between years. During 2012, office relocation costs of approximately $50,000 were incurred.

Income before taxes increased $786,000 to $4,300,000 in 2013 from $3,514,000 in 2012. The increase in income before taxes was principally due to the increase in margin of $434,000 due to the reasons noted above and the decreases in other costs, principally payroll and related costs and depreciation and amortization cost between years.

Small Business Finance

	Three months ended June 30:
(In thousands):	2013	2012	$ Change	% Change
Revenue:
Premium income	$4,937	$2,414	$2,523	105%
Servicing fee – NSBF portfolio	666	496	170	34%
Servicing fee – external portfolio	893	1,475	(582)	(39)%
Interest income	1,162	807	355	44%
Management fees – related party	—	146	(146)	(100)%
Other income	718	625	93	15%

Total revenue	$8,376	$5,963	$2,413	40%

Net change in fair value of:
SBA loans held for sale	(21)	(130)	109	84%
SBA loans held for investment	(750)	(439)	(311)	(71)%
Warrant liability	—	(111)	111	100%

Total net change in fair value	(771)	(680)	(91)	(13)%

Expenses:
Salaries and benefits	2,004	1,439	565	39%
Interest	1,323	969	354	37%
Professional fees	215	153	62	41%
Depreciation and amortization	295	206	89	43%
Provision for loan losses	209	155	54	35%
Other general and administrative costs	1,529	883	646	73%

Total expenses	5,575	3,805	1,770	47%

Income before income taxes	$2,030	$1,478	$552	37%

Business Overview

The Newtek Business lending segment is comprised of NSBF which is a non-bank SBA lender that originates, sells and services loans for its own portfolio as well as portfolios of other institutions and NBC which provides accounts receivable financing and billing services to businesses. As such, revenue is derived primarily from premium income generated by the sale of the guaranteed portions of SBA loans, interest income on SBA loans held for investment and held for sale, servicing fee income on the guaranteed portions of SBA loans sold, servicing income for loans originated by other lenders for which NSBF is the servicer, and financing and billing services, classified as other income above, provided by NBC. Most SBA loans originated by NSBF charge an interest rate equal to the Prime rate plus an additional percentage amount; the interest rate resets to the current Prime rate on a monthly or quarterly basis, which will result in changes to the amount of interest accrued for that month and going forward and a re-amortization of a loan’s payment amount until maturity.

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

Small Business Finance Summary

	Three months ended June 30, 2013		Three months ended June 30, 2012
	# Loans	$0,000	# Loans	$0,000

Loans sold in the quarter	35	$32,817	25	$16,732
Loans originated in the quarter	38	$42,825	28	$21,025
Premium income recognized	—	$4,937	—	$2,414

Average sale price as a percent of principal balance (1)		112.53%		112.16%

(1)	Premiums greater than 110.00% must be split 50/50 with the SBA. The premium income recognized above reflects amounts net of split with the SBA.

For the three months ended June 30, 2013, the Company recognized $4,937,000 of premium income from 35 loans sold aggregating $32,817,000 as compared with $2,414,000 of premium income from 25 loans sold aggregating $16,732,000 for the three months ended June 30, 2012. Premiums on guaranteed loan sales averaged 112.53% with 1% servicing for the quarter ended June 30, 2013 compared with 112.16% with 1% servicing for the quarter ended June 30, 2012.

	Three months ended June 30:
(In thousands):	2013	2012	$ Change	% Change

Total NSBF originated servicing portfolio (2)	$413,824	$309,457	$104,367	34%
Third party servicing portfolio	226,020	257,009	30,989	(12)%

Aggregate servicing portfolio	$639,844	$566,466	$73,378	13%

Total servicing income earned NSBF portfolio	$666	$496	$170	34%
Total servicing income earned external portfolio	893	1,475	(582)	(39)%

Total servicing income earned	$1,559	$1,971	$(412)	(21)%

(2)	Of this amount, total average NSBF originated portfolio earning servicing income was $303,614,000 and $234,431,000 for the three month periods ended June 30, 2013 and 2012, respectively.

We are the contractor managing and servicing portfolios of SBA 7(a), USDA and other loans acquired by the FDIC from failed financial institutions, and we assist the FDIC in the packaging of these loans for sale. During November 2012 and April 2013 the FDIC was successful in selling a significant group of loans with our assistance, which resulted in a reduction in current and future servicing income from the FDIC, offset by the addition of servicing income from other third party financial institutions. Our existing servicing facilities and personnel perform these activities supplemented by contract workers as needed. The size of the portfolio we will service for the FDIC, and thus the revenue earned, varies and depends on the level of bank failures and the needs of the FDIC in managing portfolios acquired from those banks as well as the success of being able to sell such portfolios. We continue to add other third party loan servicing contracts in 2013 which we expect will mitigate the declining FDIC portfolio.

The $412,000 decrease in servicing fee income was attributable primarily to the reduction of FDIC Servicing Income which decreased by $717,000 for the three months ended June 30, 2013 compared with the three months ended June 30, 2012. This decrease was offset by an increase in other third party loan servicing of $135,000. The average third party servicing portfolio including the FDIC portfolio decreased to $165,470,000 from $240,897,000 in for the same three month period in 2012. This decrease in the FDIC portfolio was partially offset by the addition of a new external servicing client portfolio of approximately $55,000,000, the associated income for which will begin to be recognized during the third quarter of 2013. In addition, servicing fees received on the NSBF portfolio increased by $170,000 quarter over quarter and was attributable to the expansion of the NSBF portfolio, in which we earn servicing income. The portfolio increased from an average of $234,431,000 for the three month period ended June 30, 2012 to an average of $303,614,000 for the same three month period in 2013. This increase was the direct result of increased loan originations throughout 2012 and the first half of 2013.

Interest income increased by $355,000 for the three month period ended June 30, 2013 as compared to the same period in 2012. This increase was attributable to the average outstanding performing portfolio of SBA loans held for investment increasing from $46,993,000 to $67,885,000 for the quarters ended June 30, 2012 and 2013, respectively.

Other income increased by $93,000 for the three month period ended June 30, 2013 as compared to the same period in 2012, primarily due to a $67,000 increase at NSBF. The increase was attributable to packaging fee income as a result of the increase in the number of loans originated period over period as well as an increase in income on recoveries.

The increase in the change in fair value associated with SBA loans held for sale of $109,000 results from $994,000 increase in the amount of unsold guaranteed loans at June 30, 2013 when compared to June 30, 2012 as well as the increased premium being received on sold loans period over period, as discussed above.

The decrease in the change in fair value on SBA loans held for investment of $311,000 is a result of the amount of unguaranteed loans originated during each period. During the quarter ended June 30, 2013, loans originated, held for investment aggregated $10,335,000 as compared to $5,021,000 of loans originated, held for investment for the three months ended June 30, 2012. The increase in the change in fair value associated with the increase in originations was offset by a reduction of the upfront discount recognized on unguaranteed loans, decreasing to 7.5% from 9.5% during the fourth quarter of 2012, resulting in a cumulative positive adjustment in the change in fair value of SBA loans held for investment. This reduction was determined based upon internal quantitative data on our portfolio with respect to historical default rates and future expected losses, as well as the investor price paid for the senior interest in our unguaranteed loans with respect to our securitized transactions, adjusted for the estimated servicing and interest income retained by the trust over an estimated repayment term of three years, and further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries.

Salaries and benefits increased by $565,000 primarily due to an increase in benefit costs and salaries and the addition of staff in the originating, servicing and liquidation departments. Average combined headcount increased by 23.4% from 60 at June 30, 2012 to 74 at June 30, 2013.

Interest expense increased by $354,000 for the three months ended June 30, 2013 compared with the same period in 2012, due to an increase of $160,000 of interest expense resulting from the 2013 Securitization which closed in March 2013. Interest for the Summit financing transaction, which closed in April 2012, increased by $138,000 as the debt incurred interest for the full three months in 2013. While the Summit financing was transacted with the parent company, these funds were provided to and utilized by NSBF; as a result, the corresponding expense has been recorded in the Small business finance segment. Interest expense for Summit includes interest, payment-in-kind interest, discount on the valuation of the warrant issued to Summit and amortization of deferred financing costs. In addition NBC experienced an increase of $35,000 in interest expense under the Sterling credit facility due to increased borrowings associated with an increased accounts receivable portfolio and NSBF experienced an increase of $21,000 in interest expense in connection with the Capital One line of credit as result of increased borrowings.

Professional fees for the three months ended June 30, 2013 increased by $62,000 when compared with the three months ended June 30, 2012 primarily due to the addition of temporary help.

Loan Loss Reserves and Fair Value Discount

	Three months ended June 30:
(In thousands):	2013	2012	$ Change	% Change

Total reserves and discount, beginning of period	$6,307	$5,623	$684	12%
Provision for loan loss	209	155	54	35%
Discount, loans held for investment at fair value (3)	750	439	311	71%
Charge offs, Net	(664)	(589)	(75)	(13)%

Total reserves and discount, end of period	$6,602	$5,628	$974	17%

Gross portfolio balance, end of period	$78,622	$55,024	$23,598	43%
Total impaired nonaccrual loans, end of period	$6,013	$6,519	$(506)	(8)%

(3)	In 2012, the upfront discount taken on unguaranteed loans was reduced from 11% to 9.5%, and further reduced to 7.5%, where it remains at June 30, 2013. This reduction was based upon internal quantitative data on our portfolio with respect to historical default rates and future expected losses. The Company also utilized the investor price paid for the senior interest in our unguaranteed loans with respect to the 2013 securitized transaction, adjusted for the estimated servicing and interest income to be retained by the trust over an estimated repayment term of three years. This was further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries.

The combined provision for loan loss and net change in fair value increased from $594,000 for the three months ended June 30, 2012 to $959,000 for the same period in 2013, a net increase of $365,000. The allowance for loan loss, together with the cumulative fair value adjustment related to the SBA loans held for investment, increased from $5,628,000, or 10.2% of the gross portfolio balance of $55,024,000 at June 30, 2012, to $6,602,000, or 8.4% of the gross portfolio balance of $78,622,000 at June 30, 2013. Total impaired non-accrual loans decreased on a percentage basis from $6,519,000 or 11.8% of the total portfolio at June 30, 2012 to $6,013,000 or 7.6% at June 30, 2013. Of this, $1,943,000 or 34.5% and $1,786,000 or 27.1% of the allowance for loan losses and fair value discount was allocated as specific reserve against such impaired non-accrual loans, for the 2012 and 2013 periods, respectively. The year over year reduction in non-performing loans as a percentage of the gross performing portfolio balance results from an improvement in the overall economic climate. The year over year reduction in the specific reserve reflects both the relatively high level of overall collateralization on the non-performing portfolio as well as the increase in the portion of that portfolio making periodic payments pending return to performing status, reducing the need for a specific reserve at this time.

Other general and administrative costs increased by $646,000 due primarily to an additional $321,000 in loan origination costs and marketing relating to the Company’s television ad campaign, and $205,000 was attributable to additional reserves recorded at NBC to account for its growing portfolio. The remaining increase was related to an increase in referral fees, rent as a result of taking on additional space in our Long Island office, as well as adding an office in California and additional expenses associated with servicing our internal, growing portfolio at NSBF.

The increase of loan originations combined with improvements in guaranteed loan sale pricing, and interest, generated by the addition to and enhanced performance of the portfolio, were sufficient to offset additional salaries, interest and other general and administrative expenses. The resulting pretax income of $2,030,000 was a 37% improvement over the same three month period in 2012.

	Six months ended June 30:
(In thousands):	2013	2012	$ Change	% Change
Revenue:
Premium income	$9,196	$4,804	$4,392	91%
Servicing fee – NSBF portfolio	1,280	1,077	203	19%
Servicing fee – external portfolio	1,740	1,976	(236)	(12)%
Interest income	2,170	1,516	654	43%
Management fees – related party	—	293	(293)	(100)%
Other income	1,438	1,135	303	27%

Total revenue	$15,824	10,801	5,023	47%

Net change in fair value of:
SBA loans held for sale	233	(82)	315	384%
SBA loans held for investment	(1,381)	(581)	(800)	(138)%
Warrant liability	—	(111)	111	100%

Total net change in fair value	(1,148)	(774)	(374)	(48)%

Expenses:
Salaries and benefits	3,808	2,852	956	34%
Interest	2,540	1,546	994	64%
Professional fees	520	351	169	48%
Depreciation and amortization	566	426	140	33%
Provision for loan losses	327	265	62	23%
Other general and administrative costs	2,711	1,643	1,068	65%

Total expenses	10,472	7,083	3,389	48%

Income before income taxes	$4,204	$2,944	$1,260	43%

Small Business Finance Summary

	Six months ended June 30, 2013		Six months ended June 30, 2012
(In thousands):	# Loans	$ Amount	# Loans	$ Amount

Loans sold in period	69	$57,927	44	$35,019
Loans originated in period	72	$77,652	47	$45,511
Premium income recognized		$9,196		$4,804

Average net sale price (4)		113.17%		111.58%

(4)	Premiums greater than 110.00% must be split 50/50 with the SBA. The premium income recognized above reflects amounts net of split with the SBA.

For the six months ended June 30, 2013, the Company recognized $9,196,000 of premium income from 69 loans sold aggregating $57,927,000. During the first half of 2012, the Company recognized $4,804,000 of premium income from 44 loans sold totaling $35,019,000. The increase in premium income is the result of an increased number of loans sold and an increase in average premium period over period. Premiums on guaranteed loan sales averaged 113.17% with 1% servicing for the six months ended June 30, 2013 as compared with 111.58% for the six months June 30, 2012.

Servicing Portfolios and related Servicing Income

	Six months ended June 30:
(In thousands):	2013	2012	$ Change	% Change

Total NSBF originated servicing portfolio (5)	$413,824	$309,457	$104,367	34%
Third party servicing portfolio	226,020	257,009	(30,989)	(12)%

Aggregate servicing portfolio	$639,844	$566,466	$73,378	13%

Total servicing earned NSBF portfolio	$1,280	$1,077	203	19%
Total servicing income earned external portfolio	$1,740	$1,976	(236)	(12)%

Total servicing income earned	$3,020	$3,053	$(33)	(1)%

(5)	Of this amount, total average NSBF originated portfolio earning servicing income was $290,682,000 and $226,073,000 for the six month period ended June 30, 2013 and 2012, respectively.

We are the contractor managing and servicing portfolios of SBA 7(a), USDA and other loans acquired by the FDIC from failed financial institutions, and we assist the FDIC in the packaging of these loans for sale. During November 2012 and April 2013 the FDIC was successful in selling a significant group of loans with our assistance, which resulted in a reduction in current and future servicing income from the FDIC, offset by the addition of servicing income from other third party financial institutions. Our existing servicing facilities and personnel perform these activities supplemented by contract workers as needed. The size of the portfolio we will service for the FDIC, and thus the revenue earned, varies and depends on the level of bank failures and the needs of the FDIC in managing portfolios acquired from those banks as well as the success of being able to sell such portfolios. We continue to add other third party loan servicing contracts in 2013 which we expect will mitigate the declining FDIC portfolio.

Servicing fees received on the NSBF portfolio increased by $203,000 period over period and was attributable to the expansion of the NSBF portfolio in which we earn servicing income, which increased from an average of $226,073,000 for the six month period ending June 30, 2012 to an average of $290,682,000 for the same six month period in 2013. This increase was the direct result of increased loan originations throughout 2012 and the first six months of 2013. Third party servicing income decreased by $236,000 and was attributable primarily to the decrease in FDIC servicing income of $541,000 as a result of the sale of a portion of that portfolio. This decrease was offset by an increase in other third party loan servicing of $305,000. The average third party servicing portfolio, excluding the FDIC portfolio, increased from $27,539,000 to $63,594,000 for the same six month period. At the end of the second quarter, we added a new external servicing client portfolio of approximately $55,000,000, the associated income for which will begin to be recognized during the third quarter of 2013.

Interest income increased by $654,000 for the six months ended June 30, 2013 as compared to the same period in 2012 as a result of the average outstanding performing portfolio of SBA loans held for investment increasing from $44,458,000 to $63,804,000 for the six months ended June 30, 2012 and 2013, respectively.

Other Income increased by $303,000 for the six months ended June 30, 2013 as compared to the same period in 2012. NBC increased by $182,000 due to an increase in net investments on accounts receivable from an average of $8,000,000 to an average of $8,700,000 for the six month period ended June 30, 2012 and 2013, respectively as well as an increase in the merchant cash advance program in which we earn commission revenue. Additionally, NSBF’s other income increased by $121,000 due to increased loan recovery reimbursements of $72,000 and an increase in packaging and late fee income of $49,000 for the same six month period.

The increase in the change in fair value associated with SBA loans held for sale of $315,000 results from $994,000 increase in the amount of unsold guaranteed loans at June 30, 2013 when compared to June 30, 2012 as well as the increased premium being received on sold loans period over period, as discussed above.

The decrease in the change in fair value on SBA loans held for investment of $800,000 is a result of the amount of unguaranteed loans originated during each period and the upfront discount recognized on unguaranteed loans being reduced from 11% to 9.5% in the first quarter 2012 which resulted in a fair value discount reduction of $474,000. During the six months ended June 30, 2012, loans originated, held for investment aggregated $10,824,000 as compared to $17,745,000 of loans originated, held for investment for the six months ended June 30, 2013. The increase in the change in fair value associated with the increase in originations and first quarter 2012 discount reduction aggregated $1,132,000 and was offset by a further reduction of the upfront discount recognized on unguaranteed loans, from 9.5% to 7.5% during the fourth quarter of 2012, resulting in a cumulative positive adjustment in the change in fair value of SBA loans held for investment of $355,000. This rate reduction was determined based upon internal quantitative data on our portfolio with respect to historical default rates and future expected losses, as well as the investor price paid for the senior interest in our unguaranteed loans with respect to our securitized transactions, adjusted for the estimated servicing and interest income retained by the trust over an estimated repayment term of three years, and further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries.

Salaries and benefits increased by $956,000 primarily due to the addition of staff in the originating, servicing and liquidation departments. Combined headcount increased by 20.4% from an average of 59 for the six months ended June 30, 2012 to an average of 71 for the six months ended June 30, 2013.

Interest expense increased by $994,000 for the six months ended June 30, 2013 compared with the same period in 2012, due primarily to an increase of $651,000 of interest expense associated with the Summit financing transaction which closed in April 2012 reflecting only 2 months of expense for the period ended June 30, 2012 vs. six months expense for 2013. Interest expense for Summit includes interest, payment-in-kind interest, discount on the valuation of the warrant and amortization of deferred financing costs. Additionally, NSBF experienced an increase in interest expense of $139,000 in connection with the closing of the 2013 securitization transaction and an additional $146,000 increase related to the Capital One line of credit which increased from an average outstanding balance of $8,090,000 for the six months ended June 30, 2012 to $10,905,000 for the same period in 2013. NBC experienced an increase of $80,000 in interest expense under the Sterling credit facility which had average outstanding borrowings of $4,538,000 and $7,831,000 for the six month period ended June 30, 2012 and 2013, respectively. These were offset by a decrease of ($22,000) in other interest expense related to investor remittances.

Professional fees for the six months ended June 30, 2013 increased by $169,000 when compared with the six months ended June 30, 2012 primarily due to the addition of temporary staffing and accounting expenses.

Loan Loss Reserves and Fair Value Discount

	Six months ended June 30:
(In thousands):	2013	2012	$ Change	% Change

Total reserves and discount, beginning of period	$6,092	$5,566	$526	9%
Provision for loan loss	327	265	62	23%
Discount, loans held for investment at fair value (6)	1,381	581	800	138%
Charge offs (net of recoveries)	(1,198)	(785)	(413)	(53)%

Total reserves and discount, end of period	$6,602	$5,627	$975	17%

Gross portfolio balance, end of period	$78,622	$55,024	$23,598	43%
Total impaired nonaccrual loans, end of period	$6,013	$6,519	$(506)	(8)%

(6)	In 2012, the upfront discount taken on unguaranteed loans was reduced from 11% to 9.5%, and further reduced to 7.5%, where it remains at June 30, 2013. This reduction was based upon internal quantitative data on our portfolio with respect to historical default rates and future expected losses. The Company also utilized the investor price paid for the senior interest in our unguaranteed loans with respect to the 2013 securitized transaction, adjusted for the estimated servicing and interest income to be retained by the trust over an estimated repayment term of three years. This was further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries.

The combined provision for loan loss and net change in fair value increased from $846,000 for the six months ended June 30, 2012 to $1,708,000 for the same period in 2013, a net increase of $862,000 period over period. The allowance for loan loss together with the cumulative adjustment related to SBA loans held for investment increased from $5,627,000 or 10.2% of the gross portfolio balance of $55,024,000 at June 30, 2012 to $6,602,000 or 8.4% of the gross portfolio balance of $78,622,000 at June 30, 2013. This decrease in reserve percentage also reflects the positive performance of the portfolio. Total impaired non-accrual loans decreased from $6,519,000 or 11.8% of the total portfolio at June 30, 2012 to $6,013,000 or 7.6% at June 30, 2013 with $1,943,000 or 34.5% and $1,786,000 or 27.1% of the allowance for loan losses and fair value discount being allocated against such impaired non-accrual loans, respectively. The year over year reduction in non-performing loans results from an improvement in the overall economic climate. The year over year reduction in the specific reserve reflects both the overall collateralization on the non-performing portfolio as well as the increase in the portion of that portfolio making periodic payments pending return to performing status reducing the need for a specific reserve at this time.

Other general and administrative costs increased by $1,068,000 and was mostly attributable to additional marketing costs of $290,000 relating to the Company’s television ad campaign, additional reserves recorded at NBC to account for their growing portfolio and increased loan origination and processing costs of $275,000, increased rent of $93,000 and increased Errors & Omissions insurance premiums of $64,000 at NSBF.

The increase of loan originations and the size of the portfolio, combined with improvements in interest income, generated by the addition to and enhanced performance of the portfolio, were sufficient to offset additional salaries, servicing and origination expenses. The resulting pretax income of $4,204,000 for the six months ended June 30, 2013 was a 43% improvement over pretax income of $2,944,000 for the six months ended June 30, 2012.

Managed Technology Solutions

	Three months ended June 30:
(In thousands):	2013	2012	$ Change	% Change
Revenue:
Web hosting and design	$4,600	$4,570	$30	1%

Expenses:
Salaries and benefits	1,362	1,264	98	8%
Interest	6	21	(15)	(71)%
Professional fees	114	81	33	41%
Depreciation and amortization	336	303	33	11%
Other general and administrative costs	1,740	1,787	(47)	(3)%

Total expenses	3,558	3,456	102	3%

Income before income taxes	$1,042	$1,114	$(72)	(7)%

Revenue is derived primarily from recurring contracted fees for hosting websites for shared hosting, dedicated servers and cloud instances (the “plans”). Less than 4% of revenues were derived from contracted services to design and maintain web sites. Revenue between periods increased $30,000, or 1%, to $4,600,000 in 2013. Total revenue included an increase in web design revenue of $132,000, partially offset by a $102,000 decrease in web hosting revenue between periods. The decrease in web hosting revenue is the result of a decrease in the average monthly number of total plans by 5,659 or 11% between periods to 45,779 plans in 2013 from 51,438 plans in the second quarter of 2012. Partially offsetting the decrease in revenue was an increase in the average monthly revenue per plan of 9% to $31.76 in 2013 from $29.26 in 2012. This reflects a growth in cloud instances and customers purchasing higher cost plans including additional options and services as well as the effect of a pricing increase in March 2013. The average number of cloud instances increased by 50 to an average of 676 from 626 in 2012. The decrease in the average total plans occurred in the shared and dedicated segments. The average monthly number of dedicated server plans in 2013, which generate a higher monthly fee versus shared hosting plans, decreased by 276 between periods, or 18%, to an average of 1,259 from an average of 1,535 in 2012. The average monthly number of shared hosting plans in the second quarter of 2013 decreased by 5,434, or 11%, to an average of 43,844 from 49,278 in 2012. While competition from other web hosting providers as well as alternative website services continued to have an overall negative effect on web hosting plan count and revenue growth between periods, MTS experienced a lower rate of decline in web hosting revenues in the period as a result of the March 2013 pricing increase and an expanded product platform offering.

It continues to be management’s intent to increase revenues and margin per plan through higher service offerings to customers, although this may result in a lower number of plans in place overall. Management has broadened the Company’s focus beyond the Microsoft web platform by now providing its platform capabilities to include open source web applications which have become increasingly attractive to web developers and resellers.

Total expenses of $3,558,000 in 2013 increased $102,000 or 3%, from $3,456,000 in 2012. Net MTS segment salaries and benefits in 2013 increased $98,000 or 8% between years to $1,362,000. Gross MTS salaries and benefits are subject to project capitalization accounting rules and are also allocated out to other Newtek segments depending on the nature of work performed by MTS for such other segments. Gross MTS salary costs decreased $51,000 or 4% due to a decrease in the average number of staff positions of 5% between years, while total benefit costs increased $14,000 between years. The net decrease in gross wage and total benefit costs of $37,000 noted above were more than offset by a reduction in work performed by staff on company-wide development efforts and other segment projects resulting in the net increase in salary and benefit costs retained within MTS of $98,000 or 8%. Depreciation and amortization increased $33,000 between years to $336,000 due to an increase in capital expenditures in the latter part of 2012 (including a capital lease obligation of $632,000 for a new company-wide telephone system) and the timing of 2013 planned capital expenditures. Professional fees increased $33,000 principally due to the increase in web design development revenues between years. Other general and administrative costs decreased $47,000 between years. Increases in hardware maintenance and support costs of $54,000, principally due to the restructuring of previous contracts in those areas, were offset by a reduction in building occupancy costs (rent and utility costs) of $38,000, domain costs of $34,000, and telephone and other costs of $29,000 between years.

Income before income taxes decreased by $72,000 to $1,042,000 in 2013 from $1,114,000 in 2012. The decrease in profitability was principally due to a decline in web hosting revenue between years and a reduction in salary and related benefit costs allocated to capital and other segment projects, partially offset by an increase in web design related revenue and related margin contribution between years.

Six months ended June 30, 2013 and 2012:

	Six months ended June 30:
(In thousands):	2013	2012	$ Change	% Change
Revenue:
Web hosting and design	$8,994	$9,263	$(269)	(3)%

Expenses:
Salaries and benefits	2,515	2,554	(39)	(2)%
Interest	30	43	(13)	(30)%
Professional fees	319	250	69	28%
Depreciation and amortization	662	601	61	10%
Insurance expense – related party	3	—	3	—
Other general and administrative costs	3,528	3,599	(71)	(2)%

Total expenses	7,057	7,047	10	—%

Income before income taxes	$1,937	$2,216	$(279)	(13)%

Revenue is derived primarily from recurring contracted fees for hosting websites for shared hosting, dedicated servers and cloud instances (the “plans”). Less than 4% of revenues were derived from contracted services to design and maintain web sites. Revenue between periods decreased $269,000, or 3%, to $8,994,000 in 2013. Total revenue included a decrease in web hosting revenue of $463,000 or 5% and an increase in web design revenue of $195,000 between periods. The decrease in web hosting revenue is the result of a decrease in the average monthly number of total plans by 5,792 or 11% between periods to 46,430 plans in 2013 from 52,221 plans in 2012. Partially offsetting the decrease in revenue was an increase in the average monthly revenue per plan of 6% to $30.62 in 2013 from $28.86 in 2012. This reflects a growth in cloud instances and customers purchasing higher cost plans including additional options and services as well as the effect of a pricing increase in March 2013. The average number of cloud instances increased by 74 to an average of 673 from 599 in 2012. The decrease in the average total plans occurred in the shared and dedicated segments. The average monthly number of dedicated server plans in 2013, which generate a higher monthly fee versus shared hosting plans, decreased by 281 between periods, or 18%, to an average of 1,287 from an average of 1,567 in 2012. The average monthly number of shared hosting plans in 2013 decreased by 5,585, or 11%, to an average of 44,470 from 50,055 in 2012. While competition from other web hosting providers as well as alternative website services continued to have an overall negative effect on web hosting plan count and revenue growth between periods, MTS experienced a lower rate of decline in web hosting revenues in the period as a result of the March 2013 pricing increase and an expanded product platform offering.

It continues to be management’s intent to increase revenues and margin per plan through higher service offerings to customers, although this may result in a lower number of plans in place overall. Management has broadened the Company’s focus beyond the Microsoft web platform by now providing its platform capabilities to include open source web applications which have become increasingly attractive to web developers and resellers.

Total expenses of $7,057,000 in 2013 increased $10,000 from $7,047,000 in 2012. Net MTS segment salaries and benefits decreased $39,000 or 2% between years to $2,515,000. Gross MTS salaries and benefits are subject to project capitalization accounting rules and are also allocated out to other Newtek segments depending on the nature of work performed by MTS for such other segments. Gross MTS segment wage costs declined approximately $144,000 between years. The number of average staff positions decreased by 6% between periods. In addition, benefit costs decreased $121,000 due to a lower bonus provision between periods of $109,000 and a decrease in payroll taxes due to the acceleration of the 2012 bonus payments into 2012. The 2011 bonus payments were also paid in early 2012. The decrease in gross wage and total benefit costs of $265,000 noted above were partially offset by a reduction in work performed by staff on company-wide development efforts and other segment projects resulting in the net decrease in salary and benefit costs retained within MTS of $39,000 or 2%. Depreciation and amortization increased $61,000 between periods to $662,000 due to an increase in capital expenditures in the latter part of 2012 (including a capital lease obligation of $632,000 for a new company-wide telephone system) and the timing of 2013 planned capital expenditures. Professional fees increased $69,000 principally due to an increase in web design development revenues between periods. Other costs, excluding interest expense, decreased $71,000 or 2% between years. Increases in hardware maintenance and support costs of $137,000, principally due to the restructuring of previous contracts in those areas, were more than offset by a reduction in building occupancy costs (rent and utility costs) of $189,000 and telephone costs of $40,000.

Income before income taxes decreased $279,000 to $1,937,000 in 2013 from $2,216,000 in 2012. The decrease in profitability was principally due to a decline in web hosting revenue between periods partially offset by an increase in web designed related revenues and related margin contribution between periods.

All Other

	Three months ended June 30:
(In thousands):	2013	2012	$ Change	% Change
Revenues:
Insurance commissions	$470	$319	$151	47%
Insurance commissions – related party	41	—	41	100%
Other income	128	113	15	13%
Other income-related party	18	19	(1)	(5)%

Total revenue	657	451	206	46%

Expenses:
Salaries and benefits	660	491	169	34%
Professional fees	137	67	70	104%
Depreciation and amortization	50	2	48	2,400%
Other general and administrative costs	249	129	120	93%

Total expenses	1,096	689	407	59%

Loss before income taxes	$(439)	$(238)	$(201)	(84)%

The All Other segment includes revenues and expenses primarily from Newtek Insurance Agency, LLC (“NIA”), Newtek Payroll Services (“PAY”) and qualified businesses that received investments made through the Company’s Capco programs which cannot be aggregated with other operating segments.

In December 2012, the Company invested in Advanced Cyber Security Systems, LLC (“ACS”), a start-up company formed to offer web-based security solutions to the marketplace. ACS is accounted for as a variable interest entity (“VIE”) and recorded a loss before income taxes of $123,000 for the three months ended June 30, 2013.

Insurance commissions – related party represents commissions earned by NIA on policies sold to Newtek and its subsidiaries, previously eliminated within the segment until the third quarter of 2012, are now included in the corresponding segment, and Other income – related party represents fees charged by Newtek Payroll Services, LLC to Newtek and subsidiaries. Both are eliminated upon consolidation.

Total revenue increased by $206,000, or 46% for the three months ended June 30, 2013 primarily due to the acquisition of an insurance book of business during the fourth quarter of 2012. The book, which was purchased by an affiliated company and serviced by NIA, is composed of commercial health-related policies. Total insurance commission revenue increased by $192,000 during the three months ended June 30, 2013 as compared with the three months ended June 30, 2012. Combined other income increased by $14,000, or 14%, and includes a $32,000 increase in revenue related to payroll services provided by PAY. The total number of payroll clients grew by 76% increasing from 238 at June 30, 2012 to 419 at June 30, 2013. This increase was partially offset by a decrease in the return of an equity investment included in the segment.

Salaries and benefits increased by $169,000 for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Additional staff was added at NIA to service the health book acquired in the fourth quarter of 2012, and also at PAY to service the additional payroll clients added in 2013. Professional fees, which include broker commission expense, increased by 104% for the three months ended June 30, 2013 compared with the prior period, and the increase is consistent with the improvement in commission income. The $48,000 increase in depreciation and amortization is related to the insurance book of business acquired in December 2012, which is being amortized over a period of five years. Other general and administrative costs increased by $120,000 for the three months ended June 30, 2013 compared with June 30, 2012, and include increases in marketing and other expense of $35,000 primarily at NIA and PAY, and $85,000 in software licensing and other fees incurred by ACS reported in the current quarter.

	Six months ended June 30:
(In thousands):	2013	2012	$ Change	% Change
Revenue:
Insurance commissions	$914	$630	$284	45%
Insurance commissions – related party	83	—	83	100%
Other income	269	212	57	27%
Other income – related party	37	41	(4)	(10)%

Total revenue	1,303	883	420	48%

Expenses:
Salaries and benefits	1,327	1,038	289	28%
Professional fees	276	142	134	94%
Depreciation and amortization	101	16	85	531%
Other general and administrative costs	500	245	255	104%

Total expenses	2,204	1,441	763	53%

Loss before income taxes	$(901)	$(558)	$(343)	(61)%

Six months ended June 30, 2013 and 2012:

Total revenue increased by $420,000 for the six months ended June 30, 2013 as compared to the same period in 2012. Total insurance commissions increased by $367,000 and are primarily related to the commercial health book of business acquired in December 2012. The $53,000 increase in combined other income period over period, was related to PAY, which increased the total number of payroll clients from an average of 161 for the six months ended June 30, 2012 to 387 for the six months ended June 30, 2013.

Total expenses increased by $763,000 period over period primarily due to a $289,000 increase in salaries and benefits; the majority of the increase, $165,000, was attributable to NIA, and principally related to additional staff to service the new health book of business. The remainder of the increase was related to PAY which also added staff during 2013 to service the additional clients gained during the year. Professional fees, which include broker commission expense, increased by 94% from period over period, and the increase is consistent with the improvement in insurance commission revenue. The $85,000 increase in depreciation and amortization is related to the insurance book of business acquired in December 2012, which is being amortized over a period of five years. Other general and administrative expense increased by $255,000 period over period, and includes an increase of $172,000 for software licensing fees and other office related expenses from ACS, acquired in December 2012, and a $83,000 increase in marketing and other expenses primarily at NIA and PAY for the six months ended June 30, 2013 compared with the six months ended June 30, 2012.

Corporate activities

	Three months ended June 30:
(In thousands):	2013	2012	$ Change	% Change
Revenue:
Management fees – related party	$199	$199	$—	—%
Interest income	1	6	(5)	(83)%

Total revenue	200	205	(5)	(2)%

Expenses:
Salaries and benefits	1,461	1,221	240	20%
Professional fees	385	269	116	43%
Depreciation and amortization	43	29	14	48%
Insurance expense – related party	29	—	29	100%
Other general and administrative costs	206	616	(410)	(67)%

Total expenses	2,124	2,135	(11)	(1)%

Loss before income taxes	$(1,924)	$(1,930)	$6	—%

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

Revenue is derived primarily from management fees earned from the Capcos. Management fee revenue remained unchanged at $199,000 for the three months ended June 30, 2013 and June 30, 2012. Management fees, which are eliminated upon consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not accrued.

Total expenses decreased by $11,000, or 1%, for the three months ended June 30, 2013 over the same period in 2012. Salaries and benefits increased 20% or $240,000, as a result of the addition of new staff in sales, executive and human resources. The increase in professional fees of $116,000 was primarily due to audit and legal fees incurred in connection with the restatement of the 2012 and 2011 financial statements. The $14,000 increase in depreciation and amortization is related to the capitalization of website development costs in the fourth quarter of 2012, and insurance expense – related, which was previously eliminated within the segment, is now eliminated upon consolidation. These increases were offset by a decrease of $410,000 in other general and administrative costs during the three months ended June 30, 2013 compared to the prior period, and included a $244,000 reversal of an accrual for a contract dispute which was settled during the quarter, and a $166,000 reduction in marketing, IT and other expenses.

In sum, the loss before income taxes was essentially unchanged decreasing by $6,000 for the three months ended June 30, 2013, as compared to the same period in 2012.

	Six months ended June 30:
(In thousands):	2013	2012	$ Change	% Change
Revenue:
Management fees – related party	$398	$448	$(50)	(11)%
Interest and other income	2	7	(5)	(71)%

Total revenue	400	455	(55)	(12)%

Expenses:
Salaries and benefits	2,927	2,583	344	13%
Professional fees	782	465	317	68%
Depreciation and amortization	87	55	32	58%
Insurance expense – related party	55	—	55	100%
Other general and administrative costs	426	1,082	(656)	(61)%

Total expenses	4,277	4,185	92	2%

Loss before income taxes	$(3,877)	$(3,730)	$(147)	(4)%

Six months ended June 30, 2013 and 2012:

Revenue is derived primarily from management fees earned from the Capcos. Related party management fee revenue declined 11%, to $398,000 for the six months ended June 30, 2013, from $448,000 for the six months ended June 30, 2012. Related party management fees, which are eliminated upon consolidation, are expected to continue to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not accrued.

Total expenses increased $92,000, or 2%, for the six months ended June 30, 2013 from the same period in 2012. Salaries and benefits increased 13% or $344,000, due to the addition of new staff in sales, executive and human resources. The $317,000 increase in professional fees was due primarily to audit and legal fees incurred in connection with the restatement of the 2011 and 2012 financial statements. The $32,000 increase in depreciation and amortization is related to the capitalization of website development costs in the fourth quarter of 2012, and insurance expense – related, which was previously eliminated within the segment, is now eliminated upon consolidation. These increases were offset by a decrease in other general and administrative costs that included a $244,000 reversal of an accrual for a contract dispute that was settled during the quarter, as well as a $315,000 reduction in corporate advertising, IT and other office related expense. In addition, rent and related occupancy costs decreased by $97,000, in connection with the collection of past due rent from a subtenant for which reserves had been previously recorded.

Loss before income taxes increased $147,000 for the six months ended June 30, 2013, as compared to the same period in 2012, primarily due to decrease in management fee revenue and an increase in salaries and benefits and professional fees, offset by a decrease in other general and administrative costs.

Capcos

	Three months ended June 30:
(In thousands):	2013	2012	$ Change	% Change
Revenue:
Income from tax credits	$29	$129	$(100)	(78)%
Interest income	2	6	(4)	(67)%
Other income	7	6	1	17%

Total revenue	38	141	(103)	(73)%

Net change in fair value of:
Credits in lieu of cash and Notes payable in credits in lieu of cash	7	5	2	40%

Expenses:
Management fees – related party	199	345	(146)	(42)%
Interest expense	45	144	(99)	(69)%
Professional fees	53	43	10	23%
Other general and administrative costs	41	12	29	242%

Total expenses	338	544	(206)	(38)%

Loss before income taxes	$(293)	$(398)	$105	26%

As described in Note 3 to the condensed consolidated financial statements (unaudited), effective January 1, 2008, the Company adopted fair value accounting for its financial assets and financial liabilities concurrent with its election of the fair value option for substantially all credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance. These are the financial assets and liabilities associated with the Company’s Capco notes that are reported within the Company’s Capco segment. The table above reflects the effects of the adoption of fair value measurement on the income and expense items (income from tax credits, interest expense and insurance expense) related to the revalued financial assets and liability for the three months ended June 30, 2013 and 2012. In addition, the net change to the revalued financial assets and liability for the three months ended June 30, 2013 and 2012 is reported in the line “Net change in fair value of Credits in lieu of cash and Notes payable in credits in lieu of cash” on the condensed consolidated statements of income (unaudited).

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

Revenue is derived primarily from non-cash income from tax credits. The $103,000 decrease in total revenues for the three months ended June 30, 2013 versus the same period in 2012 reflects the effect of the declining dollar amount of tax credits remaining in 2013. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods through 2016, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense. Related party management fees decreased by 42%, or $146,000 for the three months ended June 30, 2013 as compared with the same period ended 2012. Related party management fees, which are eliminated upon consolidation, will continue to decline in the future as the Capcos mature and utilize their cash. Interest expense decreased by $99,000, or 69%, for the three months ended June 30, 2013 compared with the year ago quarter as a result of the declining amount of tax credits payable in 2013. The increase in other general and administrative costs were primarily related to filing fees in the current period and a reduction of bank charges, annual filing fees and general office expenses in the prior period.

Overall, the pretax loss before income taxes in the Capco segment decreased by $105,000, period over period, primarily due to the decrease in management fees and interest expense, which was partially offset by a reduction in income from tax credits.

	Six months ended June 30:
(In thousands):	2013	2012	$ Change	% Change
Revenue:
Income from tax credits	$55	$319	$(264)	(83)%
Interest income	22	15	7	47%
Other income	12	121	(109)	(90)%

Total revenue	89	455	(366)	(80)%

Net change in fair value of:
Credits in lieu of cash and Notes payable in credits in lieu of cash	26	41	(15)	(37)%

Expenses:
Management fees – related party	398	740	(342)	(46)%
Interest	102	381	(279)	(73)%
Professional fees	115	138	(23)	(17)%
Other general and administrative costs	80	44	36	82%

Total expenses	695	1,303	(608)	(47)%

Loss before income taxes	$(580)	$(807)	$227	28%

Six months ended June 30, 2013 and 2012:

Revenue is derived primarily from non-cash income from tax credits. The decrease in total revenue for the six months ended June 30, 2013 versus the same period in 2012 reflects the effect of the declining dollar amount of tax credits remaining in 2013 and the decrease in other income is related to a $100,000 gain on the sale of an investment with a zero carrying basis in the prior period. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods through 2016, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense. Related party management fees decreased by $342,000, or 46%, for the six months ended June 30, 2013 compared with the same period ended 2012. Related party management fees, which are eliminated upon consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. Interest expense decreased by $279,000, or 73%, for the six months ended June 30, 2013 from $381,000 as a result of the declining dollar amount of tax credits payable in 2012. Other general and administrative costs included an increase in filing fees recorded in the current period and a reduction other charges and fees recorded in the prior period resulting in a $36,000 increase for the six months ended June 30, 2013 as compared with the six months ended June 30, 2012.

Overall, the pretax loss before income taxes in the Capco segment decreased by $227,000, period over period, primarily due to the decrease in management fees and interest expense, which was partially offset by a reduction in income from tax credits.

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

Liquidity and Capital Resources

Cash requirements and liquidity needs over the next twelve months are anticipated to be funded primarily through cash generated from operations, available cash and cash equivalents, existing credit lines and securitizations of the Company’s SBA lender’s unguaranteed loan portions. As more fully described below, the Company’s SBA lender will require additional funding sources to maintain SBA loan originations in the latter part of 2013 under anticipated conditions; although the failure to find these sources may require the reduction in the Company’s SBA lending and related operations, it will not impair the Company’s overall ability to operate.

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

As an alternative to holding indefinitely the portions of SBA loans remaining after sale of the guaranteed portions in the SBA supervised secondary market, the Company has undertaken to securitize these unguaranteed portions. In December 2010, the first such securitization trust established by the Company issued to one investor notes in the amount of $16,000,000 which received a Standard & Poor’s (“S&P”) rating of “AA.” A second securitization, an amendment to the original transaction, was completed in December 2011, and resulted in an additional $14,900,000 of notes issued to the same investor. A third securitization was completed in March 2013 for $20,909,000 of notes issued to multiple investors, which received an “A” rating from S&P. The SBA lender used the cash generated from the first transaction to retire its outstanding term loan from Capital One, N.A. and to fund a $3,000,000 account which during the first quarter of 2011 purchased unguaranteed portions originated subsequent to the securitization transaction. Similarly, the proceeds from the second and third securitizations in 2011 and 2013 were used to pay down its outstanding revolver loan with Capital One, N.A., and to fund a $5,000,000 and $4,175,000 account, respectively, which were used to purchase unguaranteed portions of loans in the first quarter of 2012 and April 2013, respectively. While this securitization process can provide a long-term funding source for the SBA lender, there is no certainty that it can be conducted on an economic basis. In addition, the securitization mechanism itself does not provide liquidity in the short-term for funding SBA loans.

In December 2010, the SBA lender entered into a revolving loan agreement with Capital One, N.A. for up to $12,000,000 to be used to fund the guaranteed portions of SBA loans and to be repaid with the proceeds of the sale in the secondary market of those portions. Also, in June 2011, the SBA lender entered into a revolving loan agreement with Capital One N.A., for up to $15,000,000 to be used to fund the unguaranteed portions of SBA loans and to be repaid with the proceeds of loan repayments from the borrowers as well as excess cash flow of NSBF. In October 2011, the term of the loans were extended by nine months through September 30, 2013. In July 2013 the SBA lender, received an extension on the availability of its warehouse lines, totaling $27 million, with Capital One, N.A. from September 30, 2013 to May 31, 2015, at which time the outstanding balance will be converted into a three year term loan. The extension also enhanced the terms of the credit facilities by removing the $15 million funding sublimit for the non-guaranteed portions of the SBA 7(a) loans NSBF originates, and increasing the advance rate to 55% from 50% for the non-guaranteed portions of the SBA 7(a) loans.

On February 28, 2011, NBC entered into a three year line of credit of up to $10,000,000 with Sterling National Bank to purchase and warehouse receivables. In December 2012, an amendment was signed providing that upon the achievement of certain profitability levels, the maximum amount of the line of credit under the Agreement can be increased from $10,000,000 to $15,000,000 at a later date upon NBC’s request. The Amendment also extended the maturity date from February 28, 2014 to February 28, 2016. There is no cross collateralization between the Sterling lending facility and the Capital One credit facility; however, a default under the Capital One loan will create a possibility of default under the Sterling line of credit. The availability of the Sterling line of credit and the performance of the Capital One loans are subject to compliance with certain covenants and collateral requirements as set forth in their respective agreements, as well as limited restrictions on distributions or loans to the Company by the respective debtor, none of which are material to the liquidity of the Company. At June 30, 2013, the Company and its subsidiaries were in full compliance with applicable loan covenants. The Company guarantees these loans for the subsidiaries up to the amount borrowed; in addition, the Company deposited $750,000 with Sterling to collateralize that guarantee. As of June 30, 2013, the Company’s unused sources of liquidity consisted of $1,427,000 in unrestricted cash and cash equivalents.

Restricted cash of $9,102,000 as of June 30, 2013 is primarily held in Small business finance, All Other, the Capcos and Corporate segments. For Small business finance, approximately $2,672,000 is held by the securitization trusts as a reserve on future nonperforming loans, and $2,211,000 is due participants, the SBA and others. For All other, PMT holds tax deposits for their clients until such payments are due to the respective state or federal authority, and NIA segregates premiums collected from insureds. For the Capcos, restricted cash can be used in managing and operating the Capcos, making qualified investments and for the payment of taxes on Capco income. In addition, as discussed above, the Company deposited $750,000 with Sterling to collateralize its guarantee, which is included in the Corporate segment.

In summary, Newtek generated and used cash as follows:

	Six Months Ended June 30,
(In thousands)	2013	2012
Net cash provided by operating activities	$5,979	$2,345
Net cash used in investing activities	(14,398)	(9,019)
Net cash provided by financing activities	8,189	18,534

Net (decrease) increase in cash and cash equivalents	(230)	11,860
Cash and cash equivalents, beginning of period	14,229	11,201

Cash and cash equivalents, end of period	$13,999	$23,061

Net cash provided by operating activities increased by $3,634,000 to cash provided of $5,979,000 for the period ended June 30, 2013 compared to cash provided by operations of $2,345,000 for the period ended June 30, 2012. The change primarily reflects the operation of the SBA lender, and due to the fluctuation in the broker receivable. The broker receivable arises from loans traded but not settled before quarter end and represents the amount of cash due from the purchasing broker; the amount varies depending on loan origination volume and timing of sales and settlement at quarter end. In the six months ended June 30, 2013, the Company originated $59,728,000 of SBA loans held for sale and sold $57,927,000 compared with $34,686,000 originated and $35,019,000 sold in the first six months of 2012.

Net cash used in investing activities includes the unguaranteed portions of SBA loans, the purchase of fixed assets and customer accounts, changes in restricted cash and activities involving investments in qualified businesses. Net cash used in investing activities decreased by $(5,379,000) to cash used of $(14398,000) for the period ended June 30, 2013 compared to cash used of $(9,019,000) for the period ended June 30, 2012. The decrease was due primarily to a greater amount of SBA loans originated for investment of $(17,976,000) for the six month period in 2013 compared with $(10,923,000) in 2012. The return of investments in qualified businesses, which provided $1,522,000 of cash in 2013 versus a $101,000 provision in the same period of 2012, was partially offset by the change in restricted cash which provided $834,000 in the six months ended June 30, 2013, an increase of $304,000 in cash provided over the year ago period.

Net cash provided by financing activities primarily includes the net borrowings and (repayments) on bank lines of credit and notes payable as well as securitization activities. Net cash provided by financing activities decreased by $10,345,000 to cash provided of $8,189,000 for the period ended June 30, 2013 from cash provided of $18,534,000 for the period ended June 30, 2012. While the current period included a cash provision of $20,909,000 related to the Company’s March 2013 securitization transaction, additional cash was used to repay bank lines of credit, a decrease of $(14,054,000) compared with the six months ended June 30, 2012, as well as the change in restricted cash which decreased by $(5,662,000). In addition, cash proceeds of $10,000,000 from a term loan, and an additional $2,763,000 resulting from the consolidation of Exponential of New York, LLC, an affiliated Capco company, were provided during the six months ended June 30, 2012.

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

Our SBA lender primarily lends at an interest rate of prime, which resets on a quarterly basis, plus a fixed margin. Our receivable financing business purchases receivables priced to equate to a similar prime plus a fixed margin structure. The Capital One term loan and revolver loan, the securitization notes and the Sterling line of credit are on a prime plus a fixed factor basis. As a result the Company believes it has matched its cost of funds to its interest income in its financing activities. However, because of the differential between the amount lent and the smaller amount financed a significant change in market interest rates will have a material effect on our operating income. In a rising interest rate climate, our cost of funds will increase at a slower rate than the interest income earned on the loans we have made; however, this benefit may be offset by a reduction in premium income. A rise in interest rates may cause an increase in prepayments, thus decreasing the future cash flows of a loan and impacting the premium price paid in the secondary market. Conversely, in a decreasing rate environment, the Company may experience a reduction in interest rate spread; that is, interest income will decline more quickly than interest expense resulting in a net reduction of benefit to operating income, offset by an increase in premium income.

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

We do not have significant exposure to changing interest rates on invested cash which was approximately $23,101,000 at June 30, 2013. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions with ratings from S&P of A- or better. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury-only money market instruments or funds and other investment-grade securities. As of June 30, 2013, cash deposits in excess of FDIC and SIPC insurance totaled approximately $1,339,000 and funds held in U.S. Treasury-only money market funds or equivalents in excess of SIPC insurance totaled approximately $1,226,000.

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

As a result of the material weaknesses identified, the Company commenced a remediation plan, previously reported upon, and completed the following actions during the three months ended June 30, 2013:

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

•

The Company completed the process of developing a new electronic cash transfer request and approval policy to establish new electronic transfer of funds policy and practices at UPS relating to the funds disbursement cycle.

•	A revised policy regarding delegation of authority for approving new merchants and boarding new accounts has been completed.

•	Additional live training discussing the Company’s Whistle Blower Hotline is currently progressing.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter ended June 30, 2013, the Federal Trade Commission (the “FTC”) amended an existing complaint in the matter Federal Trade Commission v. WV Universal Management, LLC et al. to include Universal Processing Services of Wisconsin, LLC (“UPS”), the Company’s merchant processing subsidiary, as an additional defendant on one count. The complaint alleges that two related merchants, who were accounts of UPS, and the principals of the merchants, and the independent sales agent who brought the merchants to UPS (collectively, not including UPS, the “Merchant Defendants”), engaged in various deceptive acts and/or practices in violation of the Federal Trade Commission Act and the Telemarketing and Consumer Fraud and Abuse Prevention Act (collectively, the “Acts”) in connection with the merchants’ telemarketing of its debt relief and credit card interest rate reduction services. More specifically, among other charges, the complaint alleges that the Merchant Defendants improperly charged consumers for their services, misrepresented material aspects of their debt relief services to consumers and made outbound calls to persons in violation of one or more of the Acts, including to persons on the Do Not Call Registry.

In the amended complaint, the FTC added one additional count to the complaint alleging that UPS (and its former President) assisted and facilitated the Merchant Defendants’ purported violations of the Acts by providing the credit card processing services to the merchants used to collect payments from their clients for improper charges. The FTC is asserting that UPS knew or consciously avoided knowing that the Merchant Defendants were involved in deceptive telemarketing schemes. Thus, the FTC is attempting by this action to assert its enforcement authority beyond the parties committing the alleged violations to include those that provide services to the merchants even in the absence of any affiliation or actual knowledge of the improper practices.

The original complaint was filed on October 29, 2012 in the United States District Court for the Middle District of Florida, Orlando Division, and the amended complaint was filed on June 17, 2013. The FTC is seeking various forms of injunctive and monetary relief, including an injunction to prevent future violations of the Acts by each of the defendants and the refund of monies paid and disgorgement of purportedly ill-gotten monies.

The Company does not believe that the facts or the FTC’s legal theory support the FTC’s allegations against UPS as set forth in the complaint, and the Company intends to vigorously challenge the FTC’s claims.

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

NEWTEK BUSINESS SERVICES, INC.

Date: August 7, 2013	By:	/s/ Barry Sloane
Barry Sloane
Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer)

Date: August 7, 2013	By:	/s/ Jennifer Eddelson
Jennifer Eddelson
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)