Form 10-Q
period 2013-09-30
NEWTEK BUSINESS SERVICES, INC.
filed 2013-11-07
CIK 1094019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 4, 2013, there were 35,385,888 of the Company’s Common Shares outstanding.

Item 1. Financial Statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(In Thousands, except for Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Operating revenues
Electronic payment processing	$22,176	$21,686	$67,299	$63,674
Web hosting and design	4,394	4,525	13,312	13,787
Premium income	4,104	3,154	13,301	7,958
Interest income	1,244	894	3,440	2,432
Servicing fee income – NSBF portfolio	730	560	2,007	1,537
Servicing fee income – external portfolios	604	1,517	2,346	3,593
Income from tax credits	31	122	86	441
Insurance commissions	433	286	1,347	915
Other income	1,058	714	2,791	2,188

Total operating revenues	$34,774	$33,458	$105,929	$96,525

Net change in fair value of:
SBA loans	(426)	(554)	(1,574)	(1,217)
Warrant liability	—	—	—	(111)
Credits in lieu of cash and notes payable in credits in lieu of cash	—	(20)	26	21

Total net change in fair value	(426)	(574)	(1,548)	(1,307)

Operating expenses:
Electronic payment processing costs	18,951	18,356	56,863	53,542
Salaries and benefits	5,690	5,597	18,069	16,710
Interest	1,478	1,233	4,162	3,206
Depreciation and amortization	831	763	2,454	2,275
Provision for loan losses	57	90	384	354
Other general and administrative costs	5,388	4,186	15,413	12,893

Total operating expenses	32,395	30,225	97,345	88,980

Income before income taxes	1,953	2,659	7,036	6,238
Provision for income taxes	137	1,359	2,214	2,698

Net income	1,816	1,300	4,822	3,540
Net loss attributable to non-controlling interests	4	7	292	30

Net income attributable to Newtek Business Services, Inc.	$1,820	$1,307	$5,114	$3,570

Weighted average common shares outstanding – basic	35,322	35,200	35,275	35,632

Weighted average common shares outstanding – diluted	38,024	37,520	37,845	36,646

Earnings per share – basic	$0.05	$0.04	$0.14	$0.10

Earnings per share – diluted	$0.05	$0.03	$0.14	$0.10

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

(In Thousands, except for Per Share Data)

	September 30, 2013	December 31, 2012
	Unaudited	(Note 1)
ASSETS
Cash and cash equivalents (includes $788 and $1,865, respectively, related to VIE)	$7,761	$14,229
Restricted cash	10,399	8,456
Broker receivable	19,593	16,698
SBA loans held for investment, net (includes $11,631 and $12,910, respectively, related to securitization trust VIE; net of reserve for loan losses of $1,710 and $2,589, respectively)	12,287	14,647
SBA loans held for investment, at fair value (includes $49,389 and $22,931, respectively, related to securitization trust VIE)	67,112	43,055
Accounts receivable (net of allowance of $1,154 and $561, respectively)	12,495	10,871
SBA loans held for sale, at fair value	2,490	896
Prepaid expenses and other assets, net (includes $1,735 and $1,123, respectively, related to securitization trust VIE)	13,554	11,014
Servicing asset (net of accumulated amortization and allowances of $7,576 and $6,750, respectively)	6,080	4,682
Fixed assets (net of accumulated depreciation and amortization of $10,515 and $10,922, respectively)	3,588	3,523
Intangible assets (net of accumulated amortization of $3,465 and $5,591, respectively)	1,310	1,558
Credits in lieu of cash	4,307	8,703
Deferred tax asset, net	3,903	2,318
Goodwill	12,092	12,092

Total assets	$176,971	$152,742

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$13,289	$11,206
Notes payable	44,076	39,823
Note payable – securitization trust VIE	38,744	22,039
Capital lease obligation	699	632
Deferred revenue	1,407	1,437
Notes payable in credits in lieu of cash	4,307	8,703

Total liabilities	102,522	83,840

Commitments and contingencies

Equity:
Newtek Business Services, Inc. shareholders’ equity:
Preferred shares (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common shares (par value $0.02 per share; authorized 54,000 shares, 36,913 issued; 35,327 and 35,178 outstanding, respectively, not including 83 shares held in escrow)	738	738
Additional paid-in capital	61,212	60,609
Retained earnings (includes $1,466 related to consolidation of VIE on January 1, 2012)	12,120	7,008
Treasury shares, at cost (1,586 and 1,735 shares, respectively)	(1,330)	(1,508)

Total Newtek Business Services, Inc. shareholders’ equity	72,740	66,847
Non-controlling interests	1,709	2,055

Total equity	74,449	68,902

Total liabilities and equity	$176,971	$152,742

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(In Thousands)

	2013	2012
Cash flows from operating activities:
Condensed consolidated net income	$4,822	$3,540
Adjustments to reconcile condensed consolidated net income to net cash used in operating activities:
Income from tax credits	(86)	(441)
Accretion of interest expense	113	462
Fair value adjustments on SBA loans	1,574	1,217
Fair value adjustment on warrant liability	—	111
Fair value adjustment of credits in lieu of cash and notes payable in credits in lieu of cash	(26)	(21)
Deferred income taxes	(1,585)	(2,462)
Depreciation and amortization	2,454	2,275
Accretion of discount	299	198
Provision for loan losses	384	354
Other, net	1,457	1,015
Changes in operating assets and liabilities:
Originations of SBA loans held for sale	(91,598)	(55,147)
Proceeds from sale of SBA loans held for sale	90,167	56,397
Broker receivable	(2,895)	(5,622)
Accounts receivable	(2,155)	(3,631)
Prepaid expenses, accrued interest receivable and other assets	(2,999)	3,455
Accounts payable, accrued expenses and deferred revenue	2,378	(469)
Other, net	(3,561)	(3,128)

Net cash used in operating activities	(1,257)	(1,897)

Cash flows from investing activities:
Investments in qualified businesses	—	(1,651)
Return of investments in qualified businesses	1,532	101
Purchase of fixed assets and customer merchant accounts	(1,445)	(1,313)
SBA loans originated for investment, net	(28,405)	(17,105)
Payments received on SBA loans	4,196	3,261
Change in restricted cash	—	999
Other, net	(109)	—

Net cash used in investing activities	(24,231)	(15,708)

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (CONTINUED)

(In Thousands)

	2013	2012

Cash flows from financing activities:
Net (repayments) proceeds on bank lines of credit	$4,295	$12,829
Increase in cash due to consolidation of subsidiary	—	2,763
Proceeds from term loan	—	10,000
Repayments on bank term note payable	(313)	(313)
Issuance of senior notes, net of issuance costs	20,909	—
Repayments of senior notes	(4,371)	(3,389)
Additions to deferred financing costs	(1,108)	(1,313)
Change in restricted cash related to securitization	(609)	5,053
Purchase of treasury shares	—	(926)
Proceeds from exercise of stock options	150	—
Other	67	4

Net cash provided by financing activities	19,020	24,708

Net (decrease) increase in cash and cash equivalents	(6,468)	7,103
Cash and cash equivalents – beginning of period	14,229	11,201

Cash and cash equivalents – end of period	$7,761	$18,304

Supplemental disclosure of cash flow activities:

Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances	$4,487	$7,903

Additions to additional paid-in capital for warrants expired previously attributable to non-controlling interests	$—	$330

Additions to non-controlling interests as a result of consolidation of majority owned subsidiary	$—	$2,291

Initial allocation of value assigned to warrants issued in financing transaction	$—	$1,959

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

Managed Technology Solutions: CrystalTech Web Hosting, Inc., d/b/a Newtek Technology Services (“NTS”), offers shared and dedicated web hosting, data storage and backup services, cloud computing plans, web design and related services to the small- and medium-sized business market.

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

The condensed consolidated financial statements of Newtek, its subsidiaries and consolidated entities included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and include all wholly- and majority-owned subsidiaries, and several portfolio companies in which the Capcos own non-controlling minority interest in, or those variable interest entities of which Newtek is considered to be the primary beneficiary. All inter-company balances and transactions have been eliminated in consolidation. Non-controlling interests are reported below net income (loss) under the heading “Net (income) loss attributable to non-controlling interests” in the condensed consolidated statements of income (unaudited) and shown as a component of equity in the condensed consolidated balance sheets.

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

Web hosting revenue: Managed technology solutions revenue is primarily derived from monthly recurring service fees for the use of its web hosting, web design and software support services. Customer set-up fees are billed upon service initiation and are recognized as revenue over the estimated customer relationship period of 2.5 years. Payment for web hosting and related services, excluding cloud plans, is generally received one month to one year in advance. Deferred revenues represent customer payments for web hosting, web design and related services in advance of the reporting period date. Revenue for cloud related services is based on actual consumption used by a cloud customer.

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

(In thousands):	September 30, 2013	December 31, 2012
Electronic payment processing	$618	$387
Small business finance	6,217	4,955
All other	1,358	279
Corporate activities	1,067	987
Capcos	1,139	1,848

Totals	$10,399	$8,456

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

The Company’s effective tax rate for the three and nine month periods was approximately 7% and 33%, respectively. The Company recorded a discreet income tax benefit of approximately $369,000 during the period ended September 30, 2013 which impacted the rate favorably by approximately 4% in both periods. The discreet income tax benefit was attributable to a tax true-up following the filing of the Company’s 2012 state tax returns. In addition, the Company had a lower current tax provision for the quarter due to payments made for expected 2013 taxes due that have exceeded the tax computed on the current year to date income.

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

New Accounting Standards

In July 2013, the FASB issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The amendments in ASU 2013-11 are intended to end inconsistent practices regarding the presentation of unrecognized tax benefits on the balance sheet. An entity will be required to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. An entity is required to apply the amendments prospectively for annual reporting periods beginning after December 15, 2013, and for interim periods within those annual periods. Early adoption and retrospective application are permitted. The Company does not anticipate the adoption of this guidance will have a material impact on its Unaudited Condensed Consolidated Financial Statements or disclosures.

Reclassifications

The prior period amount reported for the accretion of discount has been reclassified on our statement of cash flows to conform to current quarter presentation.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

	Fair Value Measurements at September 30, 2013 Using:
(In thousands):	Total	Level 1	Level 2	Level 3	Total Unrealized Gains and (Losses)

Assets

Credits in lieu of cash	$4,307	$—	$4,307	$—	$—
SBA loans held for investment	67,112	—	—	67,112	(1,737)

SBA loans held for sale	2,490	—	2,490	—	163

Total assets	$73,909	$—	$6,797	$67,112	$(1,574)

Liabilities

Notes payable in credits in lieu of cash	$4,307	$—	$4,307	$—	$26

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

	Fair Value Measurements at December 31, 2012 Using:
(In thousands):	Total	Level 1	Level 2	Level 3	Total Unrealized Gains and (Losses)

Assets

Credits in lieu of cash	$8,703	$—	$8,703	$—	$—
SBA loans held for investment	43,055	—	—	43,055	(851)

SBA loans held for sale	896	—	896	—	(162)

Total assets	$52,654	$—	$9,599	$43,055	$(1,013)

Liabilities

Notes payable in credits in lieu of cash	$8,703	$—	$8,703	$—	$3

Warrants	—	—	—	—	(111)

Total liabilities	$8,703	$—	$8,703	$—	$(108)

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

On December 31, 2012, the yield on the Chartis Note Basket was 1.72%. As of September 30, 2013, the date the Company revalued the asset and liability, the yields on the Chartis notes averaged 1.73% reflecting changes in interest rates in the marketplace. This increase in yield increased both the fair value of the credits in lieu of cash and the fair value of the notes payable in credits in lieu of cash. The Company increased the value of the credits in lieu of cash to equal the value of the notes payable in credits in lieu of cash because the credits in lieu of cash can only be used to satisfy the liability and must equal the value of the notes payable in credits in lieu of cash at all times. There was no material net change in fair value reported in the Company’s condensed consolidated statements of income for the three months ended September 30, 2013, and for the nine months ended September 30, 2013, the Company reported a gain of $26,000.

On December 31, 2011, the yield on the Chartis Note Basket was 5.53%. As of September 30, 2012, the date the Company revalued the asset and liability, the yields on the Chartis notes averaged 2.16% reflecting changes in interest rates in the marketplace. This decrease in yield decreased both the fair value of the credits in lieu of cash and the fair value of the notes payable in credits in lieu of cash. The Company decreased the value of the credits in lieu of cash to equal the value of the notes payable in credits in lieu of cash because the credits in lieu of cash can only be used to satisfy the liability and must equal the value of the notes payable in credits in lieu of cash at all times. The net change in fair value reported in the Company’s condensed consolidated statements of income for the three months and nine months ended September 30, 2012 was a loss of $20,000 and a gain of $21,000, respectively.

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

The fair value measurement, currently recorded as a 7.5% upfront discount of the unguaranteed principal balance of SBA loans held for investment, is based upon internal quantitative data on our portfolio with respect to historical default rates and future expected losses as well as the investor price paid for the senior interest in our unguaranteed loans with respect to the 2013 securitized transaction, and adjusted for the estimated servicing and interest income to be retained by the trust over an estimated repayment term of three years. This was further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries. Should the performance of the underlying loans to the senior notes change, this could impact the assumptions used in the estimated repayment term as well as the estimated default rate and thus result in a higher or lower discount rate taken in the future; management reviews these assumptions regularly. If a loan measured at fair value is subsequently impaired, then the fair value of the loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. The value of impaired loans is factored into the 7.5% fair value discount on our overall portfolio. The significant unobservable inputs used in the fair value measurement of the impaired loans involve management’s judgment in the use of market data and third party estimates regarding collateral values. Such estimates are further discounted by 20% – 80% to reflect the cost of liquidating the various assets under collateral. Any subsequent increases or decreases in any of the inputs would result in a corresponding decrease or increase in the reserve for loan loss or fair value of SBA loans, depending on whether the loan was originated prior or subsequent to October 1, 2010. Because the loans bear interest at a variable rate, NSBF does not have to factor in interest rate risk.

Below is a summary of the activity in SBA loans held for investment, at fair value for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively, (in thousands):

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Balance, beginning of period	$43,055	$21,857
SBA loans held for investment, originated	28,353	24,076
Payments received	(2,559)	(2,027)
Fair value loss	(1,737)	(851)

Balance, end of period	$67,112	$43,055

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

Other Fair Value Measurements

Assets Measured at Fair Value on a Non-recurring Basis are as follows (in thousands):

	Fair Value Measurements at September 30, 2013 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets

Impaired loans	$6,257	$—	$—	$6,257	$(1,692)
Other real-estate owned	946	—	946	—	(45)

Total assets	$7,203	$—	$946	$6,257	$(1,737)

	Fair Value Measurements at December 31, 2012 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets

Impaired loans	$6,965	$—	$—	$6,965	$(822)
Other real-estate owned	534	—	534	—	(168)

Total assets	$7,499	$—	$534	$6,965	$(990)

Impaired loans

Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral less estimated liquidation costs if the loan is collateral dependent. Impaired loans for which the carrying amount is based on fair value of the underlying collateral are included in assets and balances include fair value measurements on a non-recurring basis, both at initial recognition of impairment and on an on-going basis until recovery or charge-off of the loan amount. The significant unobservable inputs used in the fair value measurement of the impaired loans involve management’s judgment in the use of market data and third party estimates regarding collateral values. Such estimates are further discounted by 20% – 80% to reflect the cost of liquidating the various assets under collateral. Valuations in the level of impaired loans and corresponding impairment affect the level of the reserve for loan losses. Any subsequent increases or decreases in any of the inputs would result in a corresponding decrease or increase in the reserve for loan loss or fair value of SBA loans, depending on whether the loan was originated prior or subsequent to October 1, 2010.

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

NOTE 4 – SBA LOANS:

SBA loans are geographically concentrated in New York (12.18%). Below is a summary of the activity in the SBA loans held for investment, net of SBA loan loss reserves for the nine months ended September 30, 2013 (in thousands):

Balance at December 31, 2012	$57,702
SBA loans funded for investment	28,353

Fair value adjustment	(1,737)

Payments received	(4,195)

Provision for SBA loan losses	(384)

Discount on loan originations, net	191

Other real estate owned	(531)

Balance at September 30, 2013	$79,399

Below is a summary of the activity in the reserve for loan losses for the nine months ended September 30, 2013 (in thousands):

Balance at December 31, 2012	$2,589
SBA loan loss provision	384
Recoveries	39
Loan charge-offs	(1,302)

Balance at September 30, 2013	$1,710

Below is a summary of the activity in the SBA loans held for sale for the nine months ended September 30, 2013 (in thousands):

Balance at December 31, 2012	$896
Originations of SBA loans held for sale	91,598
Fair value adjustment	163
SBA loans sold	(90,167)

Balance at September 30, 2013	$2,490

All loans are priced at the Prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with the Company. As of September 30, 2013 and December 31, 2012, SBA loans receivable held for investment with adjustable interest rates amounted to $80,614,000 and $58,382,000, respectively.

For the nine months ended September 30, 2013 and 2012, the Company funded approximately $119,951,000 and $72,433,000 in loans and sold approximately $90,167,000 and $56,937,000 of the guaranteed portion of the loans, respectively. Receivables from loans traded but not settled of $19,593,000 and $16,698,000 as of September 30, 2013 and December 31, 2012, respectively, are presented as broker receivable in the accompanying condensed consolidated balance sheets.

The outstanding balances of loans past due over ninety days and still accruing interest as of September 30, 2013 and December 31, 2012 amounted to $128,000 and $1,128,000, respectively.

At September 30, 2013 and December 31, 2012, total impaired non-accrual loans amounted to $6,257,000 and $6,965,000, respectively. For the nine months ended September 30, 2013 and for the year ended December 31, 2012, the average balance of impaired non-accrual loans was $6,664,000 and $6,935,000, respectively, and approximately $1,976,000 and $2,204,000 of the allowance for loan losses and fair value adjustment were allocated against such impaired non-accrual loans, respectively.

The following is a summary of SBA loans held for investment as of:

(in thousands):	September 30, 2013		December 31, 2012
	Fair Value	Cost Basis	Fair Value	Cost Basis
Due in one year or less	$—	$54	$—	$40
Due between one and five years	—	4,777	—	4,534
Due after five years	72,378	10,054	46,585	13,741

Total	72,378	14,885	46,585	18,315
Less: Allowance for loan losses	—	(1,710)	—	(2,589)
Less: Deferred origination fees, net	—	(888)	—	(1,079)
Less: Fair value adjustment	(5,266)	—	(3,530)	—

Balance (net)	$67,112	$12,287	$43,055	$14,647

The payment status of gross SBA loans held for investment is as follows:

	(in thousands)
Days Past Due	September 30, 2013	December 31, 2012
Current	$80,458	$52,556
30 – 89	420	4,251
> 90	128	1,128
Non-performing	6,257	6,965

Balance (net)	$87,263	$64,900

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

Risk ratings are refreshed as appropriate based upon considerations such as market conditions, loan characteristics, and portfolio trends. The Company’s gross SBA loans held for investment recorded at cost by credit quality indicator are as follows:

	(in thousands)
Risk Rating	September 30, 2013	December 31, 2012
Acceptable	$7,808	$9,153
Other assets special mention	2,579	2,926
Substandard	4,093	5,894
Doubtful	396	333
Loss	9	9

Balance	$14,885	$18,315

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

The changes in the value of the Company’s servicing rights for the nine months ended September 30, 2013 were as follows:

(in thousands):
Balance at December 31, 2012	$4,682
Servicing rights capitalized	2,226
Servicing assets amortized	(828)

Balance at September 30, 2013	$6,080

The carrying value of the capitalized servicing asset was $6,080,000 and $4,682,000 at September 30, 2013 and December 31, 2012, respectively, while the estimated fair value of capitalized servicing rights was $7,467,000 and $6,067,000 at September 30, 2013 and December 31, 2012, respectively. The estimated fair value of servicing assets at September 30, 2013 and December 31, 2012 was determined using a discount rate of 11%, weighted average prepayment speeds ranging from 1% to 14%, depending upon certain characteristics of the loan portfolio, weighted average life of 5.00 years, and an average default rate of 5%.

The unpaid principal balances of loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others within the NSBF originated portfolio were $337,748,000 and $271,548,000 as of September 30, 2013 and December 31, 2012, respectively. The unpaid principal balances of loans serviced for others which were not originated by NSBF and are outside of the Newtek portfolio were $174,621,000 and $176,988,000 as of September 30, 2013 and December 31, 2012, respectively.

NOTE 6 – NOTES PAYABLE AND CAPITAL LEASES:

At September 30, 2013 and December 31, 2012, the Company had notes payable and capital leases comprised of the following (in thousands):

	September 30, 2013	December 31, 2012
Notes payable:
Capital One lines of credit (NSBF)
Guaranteed line	$17,851	$12,000
Unguaranteed line	9,149	11,854
Summit Partners Credit Advisors, L.P. (NBS)	8,559	8,288
Sterling National bank line of credit (NBC)	7,822	6,674
Capital One term loan (NTS)	695	1,007

Total notes payable	44,076	39,823
Note payable – securitization trust DS)	38,744	22,039

Total notes payable	$82,820	$61,862

Capital lease obligation	$699	$632

In the nine months ended September 30, 2013, the Company leased certain software with a term of 4 years. The useful life of the software was estimated to be between 7 – 10 years and includes a bargain purchase element at lease expiration. As a result, the transaction has been recorded as a capital lease and has a capitalized cost of approximately $63,000.

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

NOTE 7 – STOCK OPTIONS AND RESTRICTED SHARES:

The Company had three share-based compensation plans as of September 30, 2013 and 2012. For the nine months ended September 30, 2013 and 2012, compensation cost charged to income for those plans was $566,000 and $406,000, respectively, of which $448,000 and $320,000 are included in salaries and benefits, and $118,000 and $86,000 are included in other general and administrative costs for the nine months ended September 30, 2013 and 2012, respectively.

During the third quarter of 2013, the Company granted certain employees an aggregate of 70,000 restricted shares of common stock valued at $176,000 with 10,000 vesting on March 1, 2016 and 60,000 vesting on July 31, 2016. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee’s employment. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company recorded $10,000 in share-based compensation in the third quarter of 2013 in connection with the vesting period associated with these grants.

During the second quarter of 2013, the Company granted certain employees and executives an aggregate of 80,000 restricted shares of common stock valued at $174,000 with a vesting date of March 1, 2016. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee’s employment. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. In connection with the vesting period associated with these grants, the Company recorded $16,000 and $23,000 in share-based compensation for the three and nine months ended September 30, 2013, respectively.

During the first quarter of 2013, the Company granted certain employees, executives and directors an aggregate of 300,000 restricted shares of common stock valued at $556,000. The employee and executive grants have a vesting date of March 1, 2016 while the directors’ vest July 1, 2015. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee’s employment. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company recorded $49,000 and $126,000 in share-based compensation during the three and nine months ended September 30, 2013, respectively, in connection with the vesting period associated with these grants.

In the second quarter of 2012, Newtek granted certain employees and executives an aggregate of 124,000 restricted shares of common stock valued at $184,000. The grants vest on July 1, 2014. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee’s employment. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company charged $10,000 and $13,000 to share-based compensation expense during the three months ended September 30, 2012 and 2013, respectively and $25,000 and $38,000 to share-based compensation expense during the nine months ended September 30, 2012 and 2013, respectively in connection with the vesting period associated with these grants.

In March 2011, Newtek granted certain employees, executives and board of directors an aggregate of 1,142,000 restricted shares valued at $1,941,000. The grants vest on July 1, 2014. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company recorded $134,000 and $126,000 in share-based compensation in the three months ended September 30, 2012 and 2013, respectively and $378,000 and $369,000, in share-based compensation in the nine months ended September 30, 2012 and 2013, respectively, in connection with the vesting period associated with these grants.

NOTE 8 – INCOME PER SHARE:

Basic income per share is computed based on the weighted average number of common shares outstanding during the period. The effect of common share equivalents is included in the calculation of diluted loss per share only when the effect of their inclusion would be dilutive.

The calculations of income per share were:

	Three months ended September 30:		Nine months ended September 30:
(In thousands except per share data):	2013	2012	2013	2012

Numerator for basic and diluted EPS – income available to common shareholders	$1,820	$1,307	$5,114	$3,570

Denominator for basic EPS – weighted average shares	35,322	35,200	35,275	35,632
Effect of dilutive securities	2,702	2,320	2,570	1,014

Denominator for diluted EPS – weighted average shares	38,024	37,520	37,845	36,646

Earnings per share: Basic	$0.05	$0.04	$0.14	$0.10

Earnings per share: Diluted	$0.05	$0.03	$0.14	$0.10

The amount of anti-dilutive shares/units excluded from above is as follows:
Stock options and restricted shares	36	—	12	750
Warrants	—	50	—	50
Contingently issuable shares	83	83	83	83

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

In May 2013, the automated clearing house (“ACH”) provider used by the Company’s payroll processing subsidiary, PMT Payroll, LLC (“PMT”), ceased processing payments which resulted in the inability or refusal of the ACH provider’s processing bank to send the corresponding credits to PMT’s customers’ employees. The total amount debited from PMT’s customer accounts and unsuccessfully credited to its’ customers’ employees was approximately $1,318,000. Upon learning of this failure, PMT and the Company immediately paid all funds owing directly to any of its affected customers’ employees. Of this amount, the Company has successfully recovered approximately $814,000 to date from the provider’s bank. The Company is currently working with legal counsel to recover the remaining funds and has been vigorously working with its customers’ banks to process returns. We may also initiate litigation to pursue the claim. At this time, the Company believes it is reasonably possible a loss may occur if the Company is unsuccessful in causing the affected banks to process the remaining returns. While such a loss is possible, the Company does not believe that it is probable or that the amount can be estimated at this time.

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

The following table presents the Company’s segment information for the periods ended September 30, 2013 and 2012 and total assets as of September 30, 2013 and December 31, 2012 (in thousands):

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Third Party Revenue
Electronic payment processing	$22,177	$21,687	$67,303	$63,678
Small business finance	7,575	6,737	23,399	17,538
Managed technology solutions	4,455	4,526	13,449	13,789
All other	689	517	1,992	1,400
Corporate activities	250	200	650	654
Capcos	42	125	131	581

Total reportable segments	35,188	33,792	106,924	97,640
Eliminations	(414)	(334)	(995)	(1,115)

Consolidated Total	$34,774	$33,458	$105,929	$96,525

Inter-Segment Revenue
Electronic payment processing	$735	$470	$2,030	$1,259
Small business finance	61	50	195	74
Managed technology solutions	123	167	387	566
All other	283	234	789	857
Corporate activities	1,054	818	2,700	2,084
Capcos	192	202	614	616

Total reportable segments	2,448	1,941	6,715	5,456
Eliminations	(2,448)	(1,941)	(6,715)	(5,456)

Consolidated Total	$—	$—	$—	$—

Income (loss) before income taxes
Electronic payment processing	$1,879	$1,742	$6,179	$5,256
Small business finance	1,728	1,984	5,932	4,928
Managed technology solutions	881	1,172	2,818	3,388
All other	(311)	(179)	(1,213)	(738)
Corporate activities	(1,847)	(1,674)	(5,722)	(5,403)
Capcos	(377)	(386)	(958)	(1,193)

Totals	$1,953	$2,659	$7,036	$6,238

Depreciation and amortization
Electronic payment processing	$84	$171	$289	$581
Small business finance	329	239	896	664
Managed technology solutions	327	318	989	919
All other	50	6	152	22
Corporate activities	40	28	124	83
Capcos	1	1	4	6

Totals	$831	$763	$2,454	$2,275

	As of September 30, 2013	As of December 31, 2012
Identifiable assets
Electronic payment processing	$8,059	$12,465
Small business finance	135,008	104,155
Managed technology solutions	11,950	12,022
All other	3,666	1,762
Corporate activities	9,066	5,726
Capco	9,222	16,612

Consolidated Total	$176,971	$152,742

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

Executive Overview

For the quarter ended September 30, 2013, the Company reported income before income taxes of $1,953,000, a $706,000 or a 27% decrease over $2,659,000 for the same quarter of 2012. Net income increased to $1,820,000 in the third quarter of 2013 from $1,307,000 in the same quarter of 2012. Favorably impacting our net income in both the three and nine month periods was a benefit to reconcile the prior year provision to the filed tax returns. The effect was a reduction in our effective tax rate of approximately 4% for the year. Total revenues increased by $1,316,000 to $34,774,000 from $33,458,000 for the quarter ended September 30, 2013, due to increased revenues in the Electronic payment processing, the Small business finance, All other and the Corporate segments, offset by decreases in revenues in our Managed technology solutions and Capco segments.

In Electronic payment processing, the segment had an increase in revenue primarily due to growth in processing volumes due to the addition of several larger volume processing merchants as well as year over year growth in processing from existing merchants. This increase in revenue was partially offset by a decrease in operating margin, resulting in an 8% increase in income before income taxes. In the Small business finance segment, the SBA lender expanded its total volume of loan originations growing the total amount funded by $15,700,000, a 59% increase over the year ago period. Notwithstanding a decline in the third party servicing portfolio due to a contraction of the FDIC portfolio, we added a new external servicing client at the end of the prior quarter, increasing our aggregate portfolio by 5% at September 30, 2013. In addition, we added an additional $400,000,000 in external servicing at the start of the fourth quarter 2013, bringing our aggregate portfolio to over $1 billion. Total external servicing fee income decreased by 60%, however, the servicing income earned on the NSBF portfolio increased by 29%, and interest income improved by 40% as a result of the average outstanding performing portfolio of SBA loans held for investment, which increased by $26,226,000 over the same quarter of 2012. Overall, the lending segment reported $1,728,000 in income before taxes for the third quarter of 2013, a 13% decrease compared with the three months ended September 30, 2012.

Managed technology solutions segment revenue remained essentially unchanged at $4,455,000 for the three months ended September 30, 2013, a $71,000 decrease compared with three months ended September 30, 2012. The segment had an increase in web design revenue, which was offset by a decline in web hosting revenue compared with the same quarter in 2012. Total expenses increased by 7%, resulting in a $291,000 decrease in income before income taxes between quarters. In the All other segment, total revenue increased by 33% for the quarter ended September 30, 2013 compared with the same period in 2012, due primarily to the acquisition of a health and benefits insurance portfolio serviced by NIA, as well as additional clients added to our payroll processing company. Increases in salaries and benefits, as well as costs associated with a new start-up company, ACS, also included in this segment offset the increase to revenue and resulted in a $132,000 increase in loss before income taxes for the quarter over quarter period. The loss before income taxes in the Corporate segment increased by 10% to $1,847,000, due primarily to an increase in marketing expense in connection with the Company’s television ad campaign, and the loss in the Capco segment remained essentially unchanged decreasing by 2% to $377,000 for the three months ended September 30, 2013.

On October 1, 2013, the company filed a Form N-2 Registration Statement with the Securities and Exchange Commission. The Company’s intention is to file an election to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 prior to the completion of an offering, and intends to operate subsequently as an internally managed, non-diversified closed-end investment company. The Company also intends to elect to be treated as a Regulated Investment Company

(“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) for U.S. federal income tax purposes. We intend to use the net proceeds of the offering primarily to expand our small to medium-sized business, (“SMB”) lending, make direct investments in portfolio companies in accordance with our investment objectives and strategies described in the prospectus, and for general corporate purposes. We believe that transitioning to a BDC and RIC will provide us with access to lower-cost capital and a business structure conducive to expanding our lending activities and will assist in maximizing our value to shareholders by, among other things, permitting us to value our assets and controlled portfolio companies at fair value. As a BDC, we will seek to generate both current income and capital appreciation primarily through loans originated by our small business finance platform and our equity investments in certain portfolio companies that we control. While our primary investment focus as a BDC will continue to be making loans and providing business services to the SMB market through our controlled portfolio companies, we may also make opportunistic investments in larger or smaller companies. We expect to continue to grow our business organically, both directly and through our controlled portfolio companies, as we have historically.

In July 2013 the SBA lender received an extension on the maturity of its warehouse lines of credit, totaling $27 million, with Capital One, N.A. from September 30, 2013 to May 31, 2015, at which time the outstanding balance will be converted into a three-year term loan. The extension also enhanced the terms of the credit facilities by removing the $15 million funding sub-limit for the non-guaranteed portions of the SBA 7(a) loans NSBF originates, and increasing the advance rate to 55% from 50% for the non-guaranteed portions of the SBA 7(a) loans.

Business Segment Results:

The results of the Company’s reportable segments for the three and nine months ended September 30, 2013 and 2012 are discussed below:

Electronic Payment Processing

	Three months ended September 30:
(In thousands):	2013	2012	$ Change	% Change
Revenue:
Electronic payment processing	$22,176	$21,686	$490	2%
Interest income	1	1	—	—%

Total revenue	22,177	21,687	490	2%

Expenses:
Electronic payment processing costs	18,939	18,308	631	3%
Salaries and benefits	808	1,099	(291)	(26)%
Professional fees	111	79	32	41%
Depreciation and amortization	84	171	(87)	(51)%
Insurance expense – related party	12	48	(36)	(75)%
Other general and administrative costs	344	240	104	43%

Total expenses	20,298	19,945	353	2%

Income before income taxes	$1,879	$1,742	$137	8%

Three Months Ended September 30, 2013 and 2012

Electronic payment processing (“EPP”) revenue increased $490,000 or 2% between years. Revenue increased primarily due to growth in the average monthly processing volume per merchant of 5%. The increase in the average monthly processing volume per merchant is due in part to the addition of several larger volume processing merchants as well as year-over-year growth in processing volumes from existing merchants. The overall increase in revenue between years due to growth in processing volumes and the average number of merchants serviced was partially offset by lower average pricing between years. A significant percentage of new merchants added, typically the higher volume merchants, are priced at interchange plus, which carries a lower “margin” (processing revenues less electronic payment processing costs), while at the same time, a significant percentage of those merchants who have left the Company were priced at tiered rate, which carries a higher margin. This combination along with competitive pricing seen in the industry has resulted in price compression and overall lower revenues.

EPP costs increased $631,000 or 3% between years, while margin decreased to 14.54% in 2013 from 15.35% in 2012. New lower contract pricing from the company’s third-party processor favorably impacted the margin percentage between periods but such favorable impact was more than offset by lower prices for our services associated with the mix of new merchants added between periods as discussed above. Overall, the decrease in margin dollars was $141,000 between years.

Salaries and benefits decreased $291,000 or 26% between years principally as the result of a reduction in staffing levels and a reduction in accrued bonuses based on management’s current estimate for the year. The number of average full time employees (“FTE”) for the three month period decreased from 67 to 60 over the years. Depreciation and amortization decreased $87,000 between years as the result of previously acquired merchant portfolios of intangible assets becoming fully amortized between periods. Other general and administrative costs increased $104,000 or 43% between years predominately as a result of increased marketing expenses. Remaining costs decreased $4,000 or 3% between years.

Income before income taxes increased $137,000 to $1,879,000 in 2013 from $1,742,000 in 2012. The increase in income before income taxes was principally due to an increase in revenue, the reduction in staffing and related costs and depreciation and amortization cost between years offset by a reduction in margin of $141,000.

	Nine months ended September 30:
(In thousands):	2013	2012	$ Change	% Change
Revenue:
Electronic payment processing	$67,299	$63,674	$3,625	6%
Interest income	4	4	—	—%

Total revenue	67,303	63,678	3,625	6%

Expenses:
Electronic payment processing costs	56,826	53,494	3,332	6%
Salaries and benefits	2,671	3,186	(515)	(16)%
Professional fees	328	198	130	66%
Depreciation and amortization	289	581	(292)	(50)%
Insurance expense – related party	37	48	(11)	(23)%
Other general and administrative costs	973	915	58	6%

Total expenses	61,124	58,422	2,702	5%

Income before income taxes	$6,179	$5,256	$923	18%

Nine Months Ended September 30, 2013 and 2012

EPP revenue increased $3,625,000 or 6% between years. Revenue increased primarily due to growth in processing volumes and the effect of card association fee increases passed through to merchants. In addition, a change in the frequency of assessing a security compliance measurement fee to certain merchants from one measurement period per year to two times per year (at a reduced rate per measurement period) also positively affected revenues on a year over year basis by approximately $400,000. Processing volumes were favorably impacted by an increase in the average number of processing merchants under contract between periods of 1%. In addition, growth in revenue between periods increased due to an increase of approximately 6% in the average monthly processing volume per merchant. The increase in the average monthly processing volume per merchant is due in part to the addition of several larger volume processing merchants as well as year-over-year growth in processing volumes from existing merchants. The overall increase in revenue between years (due to growth in processing volumes and the average number of merchants serviced) was partially offset by lower average pricing between years due to both competitive pricing considerations, particularly for larger processing volume merchants, and the mix of merchant sales volumes realized between periods.

EPP costs increased by $3,332,000 or 6% between years. EPP costs in 2013 and 2012 included provisions for charge-back losses of $442,000 and $1,150,000, respectively. The provision for charge-back losses in 2012 included losses of $731,000 related to a group of merchants affiliated with one of its independent sales agents. The group of merchants related to such sales agent was unilaterally approved by a former senior manager of the EPP division and such charge-back losses resulted from violations of credit policy by such senior manager. EPP margin decreased from 15.9% in 2012 to 15.5% in 2013. Margin was favorably impacted by the reduction in provisions for charge-backs between years by 1.1%. In addition, margin was favorably impacted by the change in timing of assessing the security compliance measurement fee noted above and new lower contract pricing from the company’s third-party processor. However, the favorable impact on margin of the aforementioned factors were slightly more than offset by lower average pricing between years due to both competitive pricing considerations, particularly for larger volume merchants, and the mix of merchant sales volumes realized between periods. Overall, the increase in margin dollars was $293,000 between years.

Salaries and benefits decreased $515,000 or 16% between years principally as the result of a reduction in staffing levels and a reduction in accrued bonuses based on management’s current estimate for the year. Average FTE’s for the nine month period decreased from 67 to 62 between years. Professional fees increased $130,000 principally due to costs incurred in assessing the loss related to and the actions of the agent and the former senior management of EPP related to the charge-back losses associated with a group of merchants discussed above. Depreciation and amortization decreased $292,000 between periods as the result of previously acquired customer merchant portfolio becoming fully amortized between periods. Remaining costs increased $47,000 or 5% between years. During 2012, office relocation costs of approximately $50,000 were incurred.

Income before taxes increased $923,000 to $6,179,000 in 2013 from $5,256,000 in 2012. The increase in income before taxes was principally due to the increase in margin of $293,000 due to the reasons noted above and the decreases in other costs, principally payroll and related costs and depreciation and amortization cost between years.

Small Business Finance

	Three months ended September 30:
(In thousands):	2013	2012	$ Change	% Change
Revenue:
Premium income	$4,104	$3,154	$950	30%
Servicing fee – NSBF portfolio	730	566	164	29%
Servicing fee – external portfolio	604	1,511	(907)	(60)%
Interest income	1,239	888	351	40%
Other income	898	618	280	45%

Total revenue	7,575	6,737	838	12%

Net change in fair value of:
SBA loans held for sale	(70)	(72)	2	3%
SBA loans held for investment	(356)	(482)	126	26%

Total net change in fair value	(426)	(554)	128	23%

Expenses:
Salaries and benefits	1,794	1,527	267	17%
Interest	1,387	1,098	289	26%
Professional fees	280	209	71	34%
Depreciation and amortization	329	239	90	38%
Provision for loan losses	57	90	(33)	(37)%
Insurance expense – related party	48	20	28	140%
Other general and administrative costs	1,526	1,016	510	50%

Total expenses	5,421	4,199	1,222	29%

Income before income taxes	$1,728	$1,984	$(256)	(13)%

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

Accounting Policy

On October 1, 2010, the Company elected to utilize the fair value option for SBA 7(a) loans funded on or after that date. For these fair value loans, premium on loan sales equals the cash premium and servicing asset paid by the purchaser in the secondary market, the discount created on the unguaranteed portion from the sale which formerly reduced premium income is now included in the fair value line item, and, by not capitalizing various transaction expenses, the salary and benefit and loan processing expense lines portray a value closer to the cash cost to operate the lending business. The fair value measurement, currently recorded as a 7.5% upfront discount of the unguaranteed principal balance of SBA loans held for investment, is based upon internal quantitative data on our portfolio with respect to historical default rates and future expected losses as well as the investor price paid for the senior interest in our unguaranteed loans with respect to the 2013 securitized transaction, and adjusted for the estimated servicing and interest income to be retained by the trust over an estimated repayment term of three years. This was further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries. Should the performance of the underlying loans of the senior notes change, this could impact the assumptions used in the estimated repayment term as well as the estimated default rate and thus result in a higher or lower discount rate taken in the future; management reviews these assumptions regularly. If a loan measured at fair value is subsequently impaired, then the fair value of the loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. The value of impaired loans is factored into the 7.5% fair value discount on our overall portfolio. The significant unobservable inputs used in the fair value measurement of the impaired loans involve management’s judgment in the use of market data and third party estimates regarding collateral values. Such estimates are further discounted by 20% – 80% to reflect the cost of liquidating the various assets under collateral. Any subsequent increases or decreases in any of the inputs would result in a corresponding decrease or increase in the reserve for loan loss or fair value of SBA loans, depending on whether the loan was originated prior or subsequent to October 1, 2010. Because the loans bear interest at a variable rate, NSBF does not have to factor in interest rate risk.

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

Small Business Finance Summary

	Three months ended September 30, 2013		Three months ended September 30, 2012
	# Loans	In thousands	# Loans	In thousands

Loans sold in the quarter	43	$32,240	25	$21,378
Loans originated in the quarter	52	$42,299	34	$26,632
Premium income recognized	—	$4,104	—	$3,154

Average sale price as a percent of principal balance (1)		110.74%		112.41%

(1)	Premiums greater than 110.00% must be split 50/50 with the SBA. The premium income recognized above and weighted average net sale price reflect amounts net of split with the SBA.

For the three months ended September 30, 2013, the Company recognized $4,104,000 of premium income from 43 loans sold aggregating $32,240,000 as compared with $3,154,000 of premium income from 25 loans sold aggregating $21,378,000 for the three months ended September 30, 2012. Premiums on guaranteed loan sales averaged 110.74% with 1% servicing for the quarter ended September 30, 2013 compared with 112.41% with 1% servicing for the quarter ended September 30, 2012.

	Three months ended September 30:
(In thousands):	2013	2012	$ Change	% Change

Total NSBF originated servicing portfolio (2)	$444,691	$328,855	$115,836	35%
Third party servicing portfolio	174,621	258,773	(84,152)	(33)%

Aggregate servicing portfolio	$619,312	$587,628	$31,684	5%

Total servicing income earned NSBF portfolio	$730	$566	$164	29%
Total servicing income earned external portfolio	604	1,511	(907)	(60)%

Total servicing income earned	$1,334	$2,077	$(743)	(36)%

(2)	Of this amount, total average NSBF originated portfolio earning servicing income was $322,739,000 and $244,455,000 for the three month periods ended September 30, 2013 and 2012, respectively.

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

The $743,000 decrease in servicing fee income was attributable primarily to the reduction of FDIC servicing income which decreased by $1,041,000 for the three months ended September 30, 2013 compared with the three months ended September 30, 2012. This decrease was offset by an increase in other third party loan servicing of $134,000. The average third party servicing portfolio including the FDIC portfolio decreased to $160,391,000 for the three months ended September 30, 2013 from $258,810,000 for the same three month period in 2012. In addition, servicing fees received on the NSBF portfolio increased by $164,000 quarter over quarter and was attributable to the expansion of the NSBF portfolio, in which we earn servicing income. The portfolio increased from an average of $244,455,000 for the three month period ended September 30, 2012 to an average of $322,739,000 for the same three month period in 2013. This increase was the direct result of increased loan originations in the last three months of 2012 and the nine months of 2013.

Interest income increased by $351,000 for the three month period ended September 30, 2013 as compared to the same period in 2012. This increase was attributable to the average outstanding performing portfolio of SBA loans held for investment increasing to $76,337,000 for the three months ended September 30, 2013 from $50,111,000 for the same period in 2012.

Other income increased by $280,000 for the three month period ended September 30, 2013 as compared to the same period in 2012, primarily due to a $275,000 increase at NSBF. The increase was attributable to consulting fees of $183,000 from the FDIC and $50,000 packaging fee income as a result of the increase in the number of loans originated period over period as well as an increase in income from late payments of $27,000.

The change in fair value associated with SBA loans held for sale is related to the amount of unsold guaranteed loans during a period, the timing of when those loans sell and the change in premium being received on those loans, as discussed above. During the three months ended September 30, 2013 there was a decrease of $255,000 in the amount of unsold guaranteed loans when compared to the three months ended September 30, 2012. The decrease was offset by the change in premium percentages on those loans period over period.

The decrease in the change in fair value on SBA loans held for investment of $126,000 is primarily a result of a reduction of the upfront discount recognized on unguaranteed loans, decreasing to 7.5% from 9.5% during the fourth quarter of 2012, resulting in a cumulative positive adjustment in the change in fair value of SBA loans held for investment. This reduction was determined based upon internal quantitative data on our portfolio with respect to historical default rates and future expected losses, as well as the investor price paid for the senior interest in our unguaranteed loans with respect to our securitized transactions, adjusted for the estimated servicing and interest income retained by the trust over an estimated repayment term of three years, and further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries. The Company further reduced the change in fair value on SBA loans by approximately $275,000 as of September 30, 2013 to ensure that the fair value of the portfolio is properly reflected at 7.5%. The decrease in the fair value on SBA loans held for investment, was offset by increased loan originations period over period. During the quarter ended September 30, 2013, loans originated, held for investment aggregated $10,429,000 as compared to $6,169,000 of loans originated, held for investment for the three months ended September 30, 2012.

Salaries and benefits increased by $267,000 primarily due to an increase in salaries and benefit costs and the addition of staff in most departments at NSBF. Headcount at NSBF increased by 40% from 45 at September 30, 2012 to 63 at September 30, 2013. The increase in salaries as a result of additional headcount was offset by a reduction in accrued bonuses based on management’s current assessment.

Interest expense increased by $289,000 for the three months ended September 30, 2013 compared with the same period in 2012, due to an increase of $190,000 of interest expense resulting from the 2013 Securitization which closed in March 2013. NSBF also experienced an increase of $68,000 in interest expense in connection with the Capital One line of credit as result of increased borrowings. NBC experienced an increase of $31,000 in interest expense under the Sterling credit facility due to increased borrowings associated with an increased accounts receivable portfolio.

Professional fees for the three months ended September 30, 2013 increased by $71,000 when compared to the three months ended September 30, 2012 primarily due to increased accounting fees of $96,000 and the addition of temporary help of $33,000. Additionally, trustee fees increased period over period by approximately $14,000 as a result of the 2013 securitization which was not in place as of September 30, 2012. These increases were offset by a reduction in legal expense period over period of approximately $72,000.

Loan Loss Reserves and Fair Value Discount

	Three months ended September 30:
(In thousands):	2013	2012	$ Change	% Change

Total reserves and discount, beginning of period	$6,602	$5,628	$974	17%
Provision for loan loss	57	90	(33)	(37)%
Discount, loans held for investment at fair value (3)	356	482	(126)	(26)%
Charge offs, Net	(65)	(98)	33	34%

Total reserves and discount, end of period	$6,950	$6,102	$848	14%

Gross portfolio balance, end of period	$87,077	$59,860	$27,217	45%
Total impaired nonaccrual loans, end of period	$6,141	$7,264	$(1,123)	(15)%

(3)	In 2012, the upfront discount taken on unguaranteed loans was reduced from 11% to 9.5%, and further reduced to 7.5%, where it remains at September 30, 2013. This reduction was based upon internal quantitative data on our portfolio with respect to historical default rates and future expected losses. The Company also utilized the investor price paid for the senior interest in our unguaranteed loans with respect to the 2013 securitized transaction, adjusted for the estimated servicing and interest income to be retained by the trust over an estimated repayment term of three years. This was further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries.

The combined provision for loan loss and discount, loans held for investment at fair value decreased from $572,000 for the three months ended September 30, 2012 to $413,000 for the same period in 2013, a net decrease of $159,000. The allowance for loan loss, together with the cumulative fair value adjustment related to the SBA loans held for investment, increased from $6,102,000, or 10.2% of the gross portfolio balance of $59,860,000 at September 30, 2012, to $6,950,000, or 8.0% of the gross portfolio balance of $87,077,000 at September 30, 2013. Total impaired non-accrual loans decreased on a percentage basis from $7,264,000 or 12.1% of the total portfolio at September 30, 2012 to $6,141,000 or 7.1% at September 30, 2013. As of September 30, 2013 and 2012, $1,964,000 or 28.2% and $1,961,000 or 32.2%, respectively, of the allowance for loan losses and fair value discount was allocated as specific reserve against such impaired non-accrual loans. The year over year reduction in non-performing loans as a percentage of the gross performing portfolio balance results from an improvement in the overall economic climate. The year over year reduction in the specific reserve reflects both the relatively high level of overall collateralization on the non-performing portfolio as well as the increase in the portion of that portfolio making periodic payments pending return to performing status, reducing the need for a specific reserve at this time.

Other general and administrative costs increased by $510,000 due primarily to an additional $222,000 in marketing costs relating to the Company’s television ad campaign, rent and telephone expense as a result of taking on additional space in our Long Island office, as well as adding an office in California and additional expenses associated with servicing our internal, growing portfolio at NSBF. The majority of the remaining difference of $288,000 was attributable to additional reserves recorded at NBC.

The increase of loan originations and interest, generated by the addition to and enhanced performance of the portfolio, were not sufficient to offset lost servicing income from the FDIC portfolio, as well as increases in salary, interest and other general and administrative expenses. The resulting pretax income of $1,728,000 was a 13% decline vs. the same three month period in 2012.

	Nine months ended September 30:
(In thousands):	2013	2012	$ Change	% Change
Revenue:
Premium income	$13,301	$7,958	$5,343	67%
Servicing fee – NSBF portfolio	2,007	1,641	366	22%
Servicing fee – external portfolio	2,346	3,488	(1,142)	(33)%
Interest income	3,409	2,404	1,005	42%
Management fees – related party	—	293	(293)	(100)%
Other income	2,336	1,754	582	33%

Total revenue	23,399	17,538	5,861	33%

Net change in fair value of:
SBA loans held for sale	163	(154)	317	206%
SBA loans held for investment	(1,737)	(1,063)	(674)	(63)%
Warrant liability	—	(111)	111	100%

Total net change in fair value	(1,574)	(1,328)	(246)	(19)

Expenses:
Salaries and benefits	5,602	4,379	1,223	28%
Interest	3,927	2,644	1,283	49%
Professional fees	799	561	238	42%
Depreciation and amortization	896	664	232	35%
Provision for loan losses	384	354	30	8%
Insurance expense – related party	142	20	122	610%
Other general and administrative costs	4,143	2,660	1,483	56%

Total expenses	15,893	11,282	4,611	41%

Income before income taxes	$5,932	$4,928	$1,004	20%

Small Business Finance Summary

	Nine months ended September 30, 2013		Nine months ended September 30, 2012
(In thousands):	# Loans	$ Amount	# Loans	$ Amount

Loans sold in period	112	$90,167	69	$56,397
Loans originated in period	121	$119,951	69	$72,143
Premium income recognized		$13,301		$7,958

Average net sale price (4)		112.43%		111.86%

(4)	Premiums greater than 110.00% must be split 50/50 with the SBA. The premium income recognized above and weighted average net sale price reflect amounts net of split with the SBA.

For the nine months ended September 30, 2013, the Company recognized $13,301,000 of premium income from 112 loans sold aggregating $90,167,000. During the nine months of 2012, the Company recognized $7,958,000 of premium income from 69 loans sold totaling $56,397,000. The increase in premium income is the result of an increased number of loans sold and an increase in average premium period over period. Premiums on guaranteed loan sales averaged 112.43% with 1% servicing for the nine months ended September 30, 2013 as compared with 111.86% for the nine months September 30, 2012.

Servicing Portfolios and related Servicing Income

	Nine months ended September 30:
(In thousands):	2013	2012	$ Change	% Change

Total NSBF originated servicing portfolio (5)	$444,691	$328,855	$115,836	35%
Third party servicing portfolio	174,621	258,773	(84,152)	(33)%

Aggregate servicing portfolio	$619,312	$587,628	$31,684	5%

Total servicing earned NSBF portfolio	2,007	1,641	366	22%
Total servicing income earned external portfolio	2,346	3,488	(1,142)	(33)%

Total servicing income earned	$4,353	$5,129	$(776)	(15)%

(5)	Of this amount, total average NSBF originated portfolio earning servicing income was $301,368,000 and $232,201,000 for the nine month period ended September 30, 2013 and 2012, respectively.

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

Servicing fees received on the NSBF portfolio increased by $366,000 period over period and was attributable to the expansion of the NSBF originated portfolio in which we earn servicing income, which increased from an average of $232,201,000 for the nine month period ending September 30, 2012 to an average of $301,368,000 for the same nine month period in 2013. This increase was the direct result of increased loan originations in the last quarter of 2012 and the first nine months of 2013. Third party servicing income decreased by $1,142,000 for the nine months ended September 30, 2013 when compared to the same nine month period in 2012 and was attributable primarily to the decrease in FDIC servicing income of $1,597,000 as a result of the sale of a portion of that portfolio. This decrease was offset by an increase in other third party loan servicing of $455,000. The average third party servicing portfolio, excluding the FDIC portfolio, increased from $14,443,000 for the nine month period ended September 30, 2012 to $74,853,000 for the same nine month period in 2013.

Interest income increased by $1,005,000 for the nine months ended September 30, 2013 as compared to the same period in 2012 as a result of the average outstanding performing portfolio of SBA loans held for investment increasing to $67,982,000 from $46,343,000 for the nine months ended September 30, 2013 and 2012, respectively.

Other income increased by $582,000 for the nine months ended September 30, 2013 as compared to the same period in 2012. The increase is partially attributable to a $188,000 increase at NBC due to an increase in net investments on accounts receivable from an average of $8,000,000 to an average of $8,600,000 for the nine month period ended September 30, 2012 and 2013, respectively as well as an increase in the merchant cash advance program in which we earn commission revenue. Additionally, NSBF’s other income increased by $394,000 due mostly to consulting fee income of $183,000 from the FDIC, increased loan recovery reimbursements of $75,000 and an increase in packaging and late fee income of $126,000 for the same nine month period.

The change in fair value associated with SBA loans held for sale of $317,000 is related to the amount of unsold guaranteed loans during a period, the timing of when those loans sell and the change in premium being received on those loans, as discussed above. During the nine months ended September 30, 2013 there was an increase in the amount of unsold guaranteed loans of $1,321,000 while during the nine months ended September 30, 2012 there was a decrease of $960,000 in the amount of unsold guaranteed loans.

The increase in the change in fair value on SBA loans held for investment of $674,000 is a result of the amount of unguaranteed loans originated during each period and the upfront discount recognized on unguaranteed loans being reduced from 11% to 9.5% in the first quarter 2012 which resulted in a fair value discount reduction of $474,000. During the nine months ended September 30, 2012, loans originated, held for investment aggregated $16,989,000 as compared to $28,353,000 of loans originated, held for investment for the nine months ended September 30, 2013. The increase in the change in fair value associated with the increase in originations and first quarter 2012 discount reduction aggregated $1,326,000 and was offset by a further reduction of the upfront discount recognized on unguaranteed loans, from 9.5% to 7.5% during the fourth quarter of 2012, resulting in a cumulative positive adjustment in the change in fair value of SBA loans held for investment of $355,000. This rate reduction was determined based upon internal quantitative data on our portfolio with respect to historical default rates and future expected losses, as well as the investor price paid for the senior interest in our unguaranteed loans with respect to our securitized transactions, adjusted for the estimated servicing and interest income retained by the trust over an estimated repayment term of three years, and further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries. An additional reduction of the discount was taken during the third quarter of 2013 to ensure that the fair value of the portfolio is properly reflected at 7.5%.

Salaries and benefits increased by $1,223,000 primarily due to the addition of staff in all departments. NSBF headcount increased by 31.7% from an average of 41 for the nine months ended September 30, 2012 to an average of 54 for the nine months ended September 30, 2013. The increase in salaries as a result of additional headcount was offset by a reduction in accrued bonuses based on management’s current assessment.

Interest expense increased by $1,283,000 for the nine months ended September 30, 2013 compared with the same period in 2012, due primarily to an increase of $650,000 of interest expense associated with the Summit financing transaction which closed in April 2012 reflecting only 5 months of expense for the period ended September 30, 2012 vs. nine months expense for 2013. Interest expense for Summit includes interest, payment-in-kind interest, discount on the valuation of the warrant and amortization of deferred financing costs. Additionally, NSBF experienced an increase in interest expense of $330,000 in connection with the closing of the 2013 securitization transaction and an additional $254,000 increase related to the Capital One line of credit which increased from an average outstanding balance of $8,875,000 for the nine months ended September 30, 2012 to $13,383,000 for the same period in 2013. NBC experienced an increase of $108,000 in interest expense under the Sterling credit facility which had average outstanding borrowings of $4,800,000 and $7,900,000 for the nine month period ended September 30, 2012 and 2013, respectively. These were offset by a decrease of $21,000 in other interest expense related to investor remittances.

Professional fees for the nine months ended September 30, 2013 increased by $238,000 when compared with the nine months ended September 30, 2012, primarily due to the addition of temporary staffing costs of $143,000 and increased accounting fees of $140,000. These increases were offset by a reduction in legal expense period over period of approximately $72,000.

Loan Loss Reserves and Fair Value Discount

	Nine months ended September 30:
(In thousands):	2013	2012	$ Change	% Change

Total reserves and discount, beginning of period	$6,092	$5,566	$526	9%
Provision for loan loss	384	354	30	8%
Discount, loans held for investment at fair value (6)	1,737	1,063	674	63%
Charge offs (net of recoveries)	(1,263)	(881)	(382)	(43)%

Total reserves and discount, end of period	$6,950	$6,102	$848	14%

Gross portfolio balance, end of period	$87,077	$59,860	$27,217	45%
Total impaired nonaccrual loans, end of period	$6,141	$7,264	$(1,123)	(15)%

(6)	In 2012, the upfront discount taken on unguaranteed loans was reduced from 11% to 9.5%, and further reduced to 7.5%, where it remains at September 30, 2013. This reduction was based upon internal quantitative data on our portfolio with respect to historical default rates and future expected losses. The Company also utilized the investor price paid for the senior interest in our unguaranteed loans with respect to the 2013 securitized transaction, adjusted for the estimated servicing and interest income to be retained by the trust over an estimated repayment term of three years. This was further adjusted to reflect the estimated default rate on the senior notes based on the default rate on our loan portfolio, assuming a worst case scenario of no recoveries.

The combined provision for loan loss and net change in fair value increased from $1,417,000 for the nine months ended September 30, 2012 to $2,121,000 for the same period in 2013, a net increase of $704,000 period over period. The allowance for loan loss together with the cumulative adjustment related to SBA loans held for investment increased from $6,102,000 or 10.2% of the gross portfolio balance of $59,860,000 at September 30, 2012 to $6,950,000 or 8.0% of the gross portfolio balance of $87,077,000 at September 30, 2013. The decrease in reserve percentage reflects the positive performance of the portfolio. Total impaired non-accrual loans decreased from $7,264,000 or 12.1% of the total portfolio at September 30, 2012 to $6,141,000 or 7.1% at September 30, 2013 with $1,964,000 or 32.2% and $1,961,000 or 28.2% of the allowance for loan losses and fair value discount being allocated against such impaired non-accrual loans, respectively. The year over year reduction in non-performing loans results from an improvement in the overall economic climate.

Other general and administrative costs increased by $1,483,000 and were mostly attributable to additional marketing costs of $350,000 relating to the Company’s television ad campaign, additional reserves recorded at NBC, increased loan origination costs of $257,000, increased rent and facilities costs of $233,000 and other expense of $97,000 at NSBF.

The increase of loan originations and the size of the portfolio, combined with improvements in interest income, generated by the addition to and enhanced performance of the portfolio, and the addition of other income were sufficient to offset the decrease in servicing income from the FDIC and additional interest, salaries, servicing and origination expenses. The resulting pretax income of $5,932,000 for the nine months ended September 30, 2013 was a 20% improvement over pretax income of $4,928,000 for the nine months ended September 30, 2012.

Managed Technology Solutions

	Three months ended September 30:
(In thousands):	2013	2012	$ Change	% Change
Revenue:
Web hosting and design	$4,455	$4,526	$(71)	(2)%

Expenses:
Salaries and benefits	1,300	1,254	46	4%
Interest	44	19	25	132%
Professional fees	115	135	(20)	(15)%
Depreciation and amortization	327	318	9	3%
Insurance expense – related party	—	16	(16)	(100)%
Other general and administrative costs	1,788	1,612	176	11%

Total expenses	3,574	3,354	220	7%

Income before income taxes	$881	$1,172	$(291)	(25)%

Revenue is derived primarily from recurring contracted fees for hosting websites for shared hosting, dedicated servers and cloud instances (the “plans”). Less than 4% of revenues were derived from contracted services to design and maintain web sites. Revenue between periods decreased $71,000, or 2%, to $4,455,000 in 2013. Total revenue included an increase in web design revenue of $55,000, offset by a $126,000 decrease in web hosting revenue between periods. The decrease in web hosting revenue is the result of a decrease in the average monthly number of total plans by 5,601 or 11% between periods to 44,304 plans in 2013 from 49,905 plans in the third quarter of 2012. Partially offsetting the decrease in revenue was an increase in the average monthly revenue per plan of 8% to $31.80 in 2013 from $29.40 in 2012. This reflects a growth in cloud instances and customers purchasing higher cost plans including additional options and services as well as the effect of a pricing increase in March 2013. The average number of cloud instances increased by 19 to an average of 680 from 661 in 2012. The decrease in the average total plans occurred in the shared and dedicated segments. The average monthly number of dedicated server plans in 2013, which generate a higher monthly fee versus shared hosting plans, decreased by 275 between periods, or 19%, to an average of 1,166 from an average of 1,441 in 2012. The average monthly number of shared hosting plans in the third quarter of 2013 decreased by 5,346, or 11%, to an average of 42,458 from 47,804 in 2012. While competition from other web hosting providers as well as alternative website services continued to have an overall negative effect on web hosting plan count and revenue growth between periods, MTS experienced a lower rate of decline in web hosting revenues in the period as a result of the March 2013 pricing increase and an expanded product platform offering.

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

Total expenses of $3,574,000 in 2013 increased $220,000 or 7%, from $3,354,000 in 2012. MTS segment salaries and benefits in 2013 increased $46,000 or 4% between years to $1,300,000. MTS salaries and benefits are subject to project capitalization accounting rules and are also allocated out to other Newtek segments depending on the nature of work performed by MTS for such other segments. The number of FTE’s remained flat at 100 between years while a reduction in work performed by staff on company-wide development efforts and other segment projects resulted in the net increase in salary and benefit costs retained within MTS. Professional fees decreased $20,000 principally due to a decrease in consulting costs between years. Depreciation and amortization increased $9,000 between years to $327,000 due to an increase in capital expenditures in the latter part of 2012 (including a capital lease obligation of $632,000 for a new company-wide telephone system) and the timing of 2013 planned capital expenditures. Other general and administrative costs increased $176,000 between years primarily as a result of increases in hardware maintenance and support costs of $24,000, principally due to the restructuring of previous contracts in those areas, additional marketing costs of $48,000, an increase in utility costs of $17,000, an increase in Domain costs of $13,000, and an increase in bad debt expense of $90,000. These increases were partially offset by a reduction of telephone costs of $22,000 between years.

Income before income taxes decreased by $291,000 to $881,000 in 2013 from $1,172,000 in 2012. The decrease in profitability was principally due to a decline in web hosting revenue between years, an increase in salary and related benefit costs, and an increase in other general and administrative costs partially offset by an increase in web design related revenue and related margin contribution between years.

Nine months ended September 30, 2013 and 2012:

	Nine months ended September 30:
(In thousands):	2013	2012	$ Change	% Change
Revenue:
Web hosting and design	$13,449	$13,789	$(340)	(2)%

Expenses:
Salaries and benefits	3,815	3,807	8	0%
Interest	74	62	12	19%
Professional fees	434	385	49	13%
Depreciation and amortization	989	919	70	8%
Insurance expense – related party	—	16	(16)	(100)%
Other general and administrative costs	5,319	5,212	107	2%

Total expenses	10,631	10,401	230	2%

Income before income taxes	$2,818	$3,388	$(570)	(17)%

Revenue is derived primarily from recurring contracted fees for hosting websites for shared hosting, dedicated servers and cloud instances (the “plans”). Less than 4% of revenues were derived from contracted services to design and maintain web sites. Revenue between periods decreased $340,000, or 2%, to $13,449,000 in 2013. Total revenue included a decrease in web hosting revenue of $589,000 or 4% and an increase in web design revenue of $249,000 between periods. The decrease in web hosting revenue is the result of a decrease in the average monthly number of total plans by 5,728 or 11% between periods to 45,721 plans in 2013 from 51,449 plans in 2012. Partially offsetting the decrease in revenue was an increase in the average monthly revenue per plan of 10% to $32.68 in 2013 from $29.78 in 2012. This reflects a growth in cloud instances and customers purchasing higher cost plans including additional options and services as well as the effect of a pricing increase in March 2013. The average number of cloud instances increased by 56 to an average of 675 from 620 in 2012. The decrease in the average total plans occurred in the shared and dedicated segments. The average monthly number of dedicated server plans in 2013, which generate a higher monthly fee versus shared hosting plans, decreased by 279 between periods, or 18%, to an average of 1,246 from an average of 1,525 in 2012. The average monthly number of shared hosting plans in 2013 decreased by 5,505, or 11%, to an average of 43,799 from 49,304 in 2012. While competition from other web hosting providers as well as alternative website services continued to have an overall negative effect on web hosting plan count and revenue growth between periods, MTS experienced a lower rate of decline in web hosting revenues in the period as a result of the March 2013 pricing increase and an expanded product platform offering.

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

Total expenses of $10,631,000 in 2013 increased $230,000 from $10,401,000 in 2012. MTS segment salaries and benefits increased $8,000 between years to $3,815,000. MTS salaries and benefits are subject to project capitalization accounting rules and are also allocated out to other Newtek segments depending on the nature of work performed by MTS for such other segments. The number of average staff positions decreased by 4% between periods, resulting in a reduction of salary expense of $143,000 between years. In addition, benefit costs decreased $171,000 due to a lower bonus provision between periods. The decrease in salaries and total benefit costs of $314,000 noted above were offset by a reduction in work performed by staff on company-wide development efforts and other segment projects resulting in the net increase in salary and benefit costs retained within MTS of $8,000. Professional fees increased $49,000 principally due to a corresponding increase in web design development revenues between periods. Depreciation and amortization increased $70,000 between periods to $989,000 due to an increase in capital expenditures in the latter part of 2012 (including a capital lease obligation of $632,000 for a new company-wide telephone system) and the timing of 2013 planned capital expenditures. Other general and administrative costs increased $107,000 or 2% between years primarily as a result of increases in hardware maintenance and support costs of $162,000, principally due to the restructuring of previous contracts in those areas, additional marketing costs of $49,000, an increase in travel related costs of $20,000 and an increase in bad debt expense of $106,000. These increases were offset by a reduction in building occupancy costs (rent and utility costs) of $172,000 and telephone costs of $62,000.

Income before income taxes decreased $570,000 to $2,818,000 in 2013 from $3,388,000 in 2012. The decrease in profitability was principally due to a decline in web hosting revenue between periods partially offset by an increase in web design related revenues and related margin contribution between periods.

All Other

	Three months ended September 30:
(In thousands):	2013	2012	$ Change	% Change
Revenues:
Insurance commissions	$433	$286	$147	51%
Insurance commissions – related party	90	114	(24)	(21)%
Other income	141	98	43	44%
Other income-related party	25	19	6	32%

Total revenue	689	517	172	33%

Expenses:
Salaries and benefits	597	487	110	23%
Professional fees	188	68	120	176%
Depreciation and amortization	50	6	44	733%
Insurance expense – related party	—	9	(9)	(100)%
Other general and administrative costs	165	126	39	31%

Total expenses	1,000	696	304	44%

Loss before income taxes	$(311)	$(179)	$(132)	(74)%

The All Other segment includes revenues and expenses primarily from Newtek Insurance Agency, LLC (“NIA”), Newtek Payroll Services (“PAY”) and qualified businesses that received investments made through the Company’s Capco programs which cannot be aggregated with other operating segments.

In December 2012, the Company invested in Advanced Cyber Security Systems, LLC (“ACS”), a start-up company formed to offer web-based security solutions to the marketplace. ACS is accounted for as a variable interest entity (“VIE”) and recorded a loss before income taxes of $49,000 for the three months ended September 30, 2013.

Insurance commissions – related party represents commissions earned by NIA on policies sold to Newtek and its subsidiaries, previously eliminated within the segment until the third quarter of 2012 and now included in the corresponding segment, and Other income – related party represents fees charged by Newtek Payroll Services, LLC to Newtek and subsidiaries. Both are eliminated upon consolidation.

Total revenue increased by $172,000, or 33% for the three months ended September 30, 2013 primarily due to the acquisition of a health and benefits insurance portfolio during the fourth quarter of 2012. The portfolio, which was purchased by an affiliated company and serviced by NIA, comprises commercial health-related policies. Total insurance commission revenue increased by $123,000 during the three months ended September 30, 2013 as compared with the three months ended September 30, 2012. Combined other income increased by $49,000, or 42%, and includes a $33,000 increase in revenue related to payroll services provided by PAY. The total number of payroll clients grew by 53% increasing from 238 at September 30, 2012 to 363 at September 30, 2013.

Salaries and benefits increased by $110,000, or 23%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Additional staff was added at NIA to service the health portfolio acquired in the fourth quarter of 2012, and also at PAY to service the additional payroll clients added throughout 2013. The $120,000 increase in professional fees, which includes broker commission expense, is consistent with the increase in NIA’s commission income. There was also a $48,000 increase in legal expense incurred by PAY in connection with the recouping of funds related to a failure by an ACH provider in May 2013, as more fully discussed in Note 9 – Commitments and Contingencies. The $44,000 increase in depreciation and amortization expense is related to the insurance book of business acquired in December 2012 and the $39,000 increase in other general and administrative costs is primarily related to increases in marketing and other expenses at NIA.

	Nine months ended September 30:
(In thousands):	2013	2012	$ Change	% Change
Revenue:
Insurance commissions	$1,347	$915	$432	47%
Insurance commissions – related party	173	114	59	52%
Other income	411	311	100	32%
Other income – related party	61	60	1	2%

Total revenue	1,992	1,400	592	42%

Expenses:
Salaries and benefits	1,924	1,536	388	25%
Professional fees	464	210	254	121%
Depreciation and amortization	152	22	130	591%
Insurance expense – related party	—	9	(9)	(100)%
Other general and administrative costs	665	361	304	84%

Total expenses	3,205	2,138	1,067	50%

Loss before income taxes	$(1,213)	$(738)	$(475)	(64)%

Nine months ended September 30, 2013 and 2012:

Total revenue increased by $592,000, or 42% for the nine months ended September 30, 2013 as compared to the same period in 2012. Total insurance commissions increased by $491,000 and are primarily related to the commercial health book of business acquired in December 2012. The $101,000 increase in combined other income period over period, was related to PAY, which increased the total number of payroll clients from 238 at September 30, 2012 to 363 at September 30, 2013.

Total expenses increased by $1,067,000 period over period primarily due to a $388,000 increase in salaries and benefits; the majority of the increase was attributable to NIA, which added staff to service the new health portfolio; the remainder of the increase was related to PAY which added staff during 2013 to service the additional clients gained during the year, and ACS that also added new employees in 2013. Professional fees, which include broker commission expenses, increased by $254,000 period over period. There was also an increase in legal expense incurred by PAY in connection with the recouping of funds related to a failure by an ACH provider in May 2013, more fully discussed in Note 9 –Commitments and Contingencies. Depreciation and amortization expense increased by $130,000 as a result of the health and benefits portfolio acquired in December 2012, which is being amortized over a period of five years, and due to the amortization of a license acquired at PAY which was acquired in September 2012. Other general and administrative expense increased by $304,000 period over period, and includes an increase of $182,000 for software licensing fees and other office related expenses at ACS, and increases in marketing and other expenses primarily at NIA and PAY during the nine months ended September 30, 2013.

Corporate activities

	Three months ended September 30:
(In thousands):	2013	2012	$ Change	% Change
Revenue:
Management fees – related party	$249	$199	$50	25%
Interest income	1	1	—	—

Total revenue	250	200	50	25%

Expenses:
Salaries and benefits	1,244	1,220	24	2%
Professional fees	247	262	(15)	(6)%
Depreciation and amortization	40	28	12	43%
Insurance expense – related party	78	21	57	271%
Other general and administrative costs	488	343	145	42%

Total expenses	2,097	1,874	223	12%

Loss before income taxes	$(1,847)	$(1,674)	$(173)	(10)%

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

Revenue is derived primarily from management fees earned from the Capcos. Management fee revenue increased 25% to $249,000 from $199,000 for the three months ended September 30, 2013 and September 30, 2012. Management fees, which are eliminated upon consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not accrued.

Total expenses increased by $223,000, or 12%, for the three months ended September 30, 2013 over the same period in 2012. Salaries and benefits increased $24,000 as a result of new staff added in the third quarter 2013 in Sales, Marketing, IT and Finance offset by a reduction in the accrued bonuses based on management’s current assessment. Depreciation and amortization increased $12,000 for the three months ended September 30, 2013 compared to the prior period due to the capitalization of website development costs. Insurance expense – related party, which is eliminated upon consolidation, increased in conjunction with the renewal of several of our corporate policies. Other general and administrative costs increased by 42% for the three months ended September 30, 2013 as compared with the prior period, as a result of an $184,000 increase in marketing costs from the Company’s television ad campaign, a larger portion of which was absorbed by Corporate in the current period compared with the three months ended September 30, 2012. This increase was partially offset by $38,000 reduction in IT, office and other expenses.

Loss before income taxes increased by $173,000 due primarily to increases in other general and administrative costs and salaries and benefits expenses for the three months ended September 30, 2013, as compared to the same period in 2012.

	Nine months ended September 30:
(In thousands):	2013	2012	$ Change	% Change
Revenue:
Management fees – related party	$647	$646	$1	—
Interest and other income	3	8	(5)	(63)%

Total revenue	650	654	(4)	(1)%

Expenses:
Salaries and benefits	4,168	3,802	366	10%
Professional fees	1,029	726	303	42%
Depreciation and amortization	124	83	41	49%
Insurance expense – related party	133	21	112	533%
Other general and administrative costs	919	1,425	(506)	(36)%

Total expenses	6,373	6,057	316	5%

Loss before income taxes	$(5,722)	$(5,403)	$(320)	(6)%

Nine months ended September 30, 2013 and 2012:

Revenue is derived primarily from management fees earned from the Capcos. Related party management fee revenue essentially remained unchanged at $647,000 for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012. Related party management fees, which are eliminated upon consolidation, are expected to continue to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not accrued.

Total expenses increased $316,000, or 5%, for the nine months ended September 30, 2013 from the same period in 2012. Salaries and benefits increased by $366,000, due to the addition of new staff in sales, executive, IT and the human resources departments, offset by a reduction in the accrued bonuses based on management’s current assessment. Professional fees increased by $303,000 due primarily to audit and legal fees incurred in connection with the restatement of the 2011 and 2012 financial statements. The $41,000 increase in depreciation and amortization was related to the capitalization of website development costs, and insurance expense – related party increased in conjunction with the renewal of several of our corporate policies. These increases were partially offset by a decrease in other general and administrative costs that included a $244,000 reversal of an accrual for a contract dispute that was settled during the quarter, as well as a $262,000 reduction in IT, rent and other office related expense.

Loss before income taxes increased $320,000 for the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to the increases in salaries and benefits, professional fees and related party insurance expense.

Capcos

	Three months ended September 30:
(In thousands):	2013	2012	$ Change	% Change
Revenue:
Income from tax credits	$31	$122	$(91)	(75)%
Interest income	2	3	(1)	(33)%
Other income	9	—	9	100%

Total revenue	42	125	(83)	(66)%

Net change in fair value of:
Credits in lieu of cash and Notes payable in credits in lieu of cash	—	(20)	20	(100)%

Expenses:
Management fees – related party	249	199	50	25%
Interest expense	41	112	(71)	(63)%
Professional fees	98	134	(36)	(27)%
Other general and administrative costs	31	46	(15)	(33)%

Total expenses	419	491	(72)	(15)%

Loss before income taxes	$(377)	$(386)	$9	2%

As described in Note 3 to the condensed consolidated financial statements (unaudited), effective January 1, 2008, the Company adopted fair value accounting for its financial assets and financial liabilities concurrent with its election of the fair value option for substantially all credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance. These are the financial assets and liabilities associated with the Company’s Capco notes that are reported within the Company’s Capco segment. The table above reflects the effects of the adoption of fair value measurement on the income and expense items (income from tax credits, interest expense and insurance expense) related to the revalued financial assets and liability for the three months ended September 30, 2013 and 2012. In addition, the net change to the revalued financial assets and liability for the three months ended September 30, 2013 and 2012 is reported in the line “Net change in fair value of Credits in lieu of cash and Notes payable in credits in lieu of cash” on the condensed consolidated statements of income (unaudited).

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

Revenue is derived primarily from non-cash income from tax credits. The $83,000 decrease in total revenues for the three months ended September 30, 2013 versus the same period in 2012 reflects the effect of the declining dollar amount of tax credits remaining in 2013. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods through 2016, the amount of tax credits, and therefore income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense. While related party management fees for the three months ended September 30, 2013 increased by $50,000 as compared with the year ago period due to available cash in several of the Capcos, management fees, which are eliminated upon consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. Interest expense decreased by $71,000, or 63%, for the three months ended September 30, 2013 compared with the year ago quarter as a result of the declining amount of notes payable in 2013. Other general and administrative costs decreased from the year ago period primarily as a result of a reduction in rent expense and also a decrease in annual fees assessed by state authorities.

Overall, the pretax loss before income taxes in the Capco segment decreased by $9,000, period over period, primarily due to the reduced income from tax credits and the increase in interest expense for the three months ended September 30, 2013.

	Nine months ended September 30:
(In thousands):	2013	2012	$ Change	% Change
Revenue:
Income from tax credits	$86	$441	$(355)	(80)%
Interest income	24	19	5	26%
Other income	21	121	(100)	(83)%

Total revenue	131	581	(450)	(77)%

Net change in fair value of:
Credits in lieu of cash and Notes payable in credits in lieu of cash	26	21	5	24%

Expenses:
Management fees – related party	647	939	(292)	(31)%
Interest	143	493	(350)	(71)%
Professional fees	214	272	(58)	(21)%
Other general and administrative costs	111	91	20	22%

Total expenses	1,115	1,795	(680)	(38)%

Loss before income taxes	$(958)	$(1,193)	$235	20%

Nine months ended September 30, 2013 and 2012:

Revenue is derived primarily from non-cash income from tax credits. The decrease in total revenue for the nine months ended September 30, 2013 versus the same period in 2012 reflects the effect of the declining dollar amount of tax credits remaining in 2013, and the decrease in other income is related to a $100,000 gain on the sale of an investment with a zero carrying basis in the prior period. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods through 2016, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero.

Expenses consist primarily of management fees and non-cash interest expense. Related party management fees decreased by $292,000, or 31%, for the nine months ended September 30, 2013 compared with the same period ended 2012. Related party management fees, which are eliminated upon consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. Interest expense decreased by $350,000, or 71%, for the nine months ended September 30, 2013 from $493,000 as a result of the declining dollar amount of tax credits payable in 2012. Other general and administrative costs increased from the year ago period due primarily to a $21,000 increase in filing and other fees assessed by the state authorities, and the reversal of accrued other expenses in the year ago period.

The decrease in management fees and interest expense offset the reduction in income from tax credits improving the overall segment loss before income taxes by $235,000 for the nine months ended September 30, 2013 compared with the year ago period.

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

As an alternative to holding indefinitely the portions of SBA loans remaining after sale of the guaranteed portions in the SBA supervised secondary market, the Company has undertaken to securitize these unguaranteed portions. In December 2010, the first such securitization trust established by the Company issued to one investor notes in the amount of $16,000,000 which received a Standard & Poor’s (“S&P”) rating of “AA.” A second securitization, an amendment to the original transaction, was completed in December 2011, and resulted in an additional $14,900,000 of notes issued to the same investor. A third securitization was completed in March 2013 for $20,909,000 of notes issued to multiple investors, which received an “A” rating from S&P. The SBA lender used the cash generated from the first transaction to retire its outstanding term loan from Capital One, N.A. and to fund a $3,000,000 account which during the first quarter of 2011 purchased unguaranteed portions originated subsequent to the securitization transaction. Similarly, the proceeds from the second and third securitizations in 2011 and 2013 were used to pay down its outstanding revolver loan with Capital One, N.A., and to fund a $5,000,000 and $4,175,000 prefunding account, respectively, which were used to purchase unguaranteed portions of loans in the first quarter of 2012 and April 2013, respectively. While this securitization process can provide a long-term funding source for the SBA lender, there is no certainty that it can be conducted on an economic basis. In addition, the securitization mechanism itself does not provide liquidity in the short-term for funding SBA loans.

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

On February 28, 2011, NBC entered into a three year line of credit of up to $10,000,000 with Sterling National Bank to purchase and warehouse receivables. In December 2012, an amendment was signed providing that upon the achievement of certain profitability levels, the maximum amount of the line of credit under the Agreement can be increased from $10,000,000 to $15,000,000 at a later date upon NBC’s request. The Amendment also extended the maturity date from February 28, 2014 to February 28, 2016. There is no cross collateralization between the Sterling lending facility and the Capital One credit facility; however, a default under the Capital One loan will create a possibility of default under the Sterling line of credit. The availability of the Sterling line of credit and the performance of the Capital One loans are subject to compliance with certain covenants and collateral requirements as set forth in their respective agreements, as well as limited restrictions on distributions or loans to the Company by the respective debtor, none of which are material to the liquidity of the Company. At September 30, 2013, the Company and its subsidiaries were in full compliance with applicable loan covenants. The Company guarantees these loans for the subsidiaries up to the amount borrowed; in addition, the Company deposited $750,000 with Sterling to collateralize that guarantee. As of September 30, 2013, the Company had no unused sources of liquidity in unrestricted cash and cash equivalents.

Restricted cash of $10,399,000 as of September 30, 2013 is primarily held in Small business finance, All Other, the Capcos and Corporate segments. For Small business finance, approximately $2,672,000 is held by the securitization trusts as a reserve on future nonperforming loans, and $3,046,000 is due to participants, the SBA and others. For All other, PMT holds tax deposits for their clients until such payments are due to the respective state or federal authority, and NIA segregates premiums collected from insureds. For the Capcos, restricted cash can be used in managing and operating the Capcos, making qualified investments and for the payment of taxes on Capco income. In addition, as discussed above, the Company deposited $750,000 with Sterling to collateralize its guarantee, which is included in the Corporate segment.

In summary, Newtek generated and used cash as follows:

	Nine Months Ended
	September 30,
(In thousands)	2013	2012
Net cash used in operating activities	$(1,257)	$(1,897)
Net cash used in investing activities	(24,231)	(15,708)
Net cash provided by financing activities	19,020	24,708

Net (decrease) increase in cash and cash equivalents	(6,468)	7,103
Cash and cash equivalents, beginning of period	14,229	11,201

Cash and cash equivalents, end of period	$7,761	$18,304

Net cash used in operating activities increased by $640,000 to cash used of $(1,257,000) for the period ended September 30, 2013 compared to cash used in operations of $(1,897,000) for the period ended September 30, 2012. The change primarily reflects the operation of the SBA lender, which originated $91,598,000 of SBA loans held for sale and sold $90,167,000 compared with $55,147,000 originated and $56,397,000 sold in the first nine months of 2012. In addition, cash used for prepaid expense, accrued interest receivable and other assets decreased by $(6,454,000) for the nine months is mostly related to increases in loan and FDIC receivables and capitalized loan costs recorded on the SBA lender, and additional capitalized and costs related to the potential BDC corporate restructuring and tax receivables included in the Corporate segment.

Net cash used in investing activities includes the unguaranteed portions of SBA loans, the purchase of fixed assets and customer accounts, changes in restricted cash and activities involving investments in qualified businesses. Net cash used in investing activities decreased by $(8,523,000) to cash used of $(24,231,000) for the period ended September 30, 2013 compared to cash used of $(15,708,000) for the period ended September 30, 2012. The decrease was due primarily to a greater amount of SBA loans originated for investment of $(28,405,000) for the nine month period in 2013 compared with $(17,105,000) in 2012. This use of cash was partially offset by increases in investments and the return of investments in qualified businesses, which provided a combined $3,082,000 of cash in 2013 versus a $(1,550,000) cash use in the same period of 2012.

Net cash provided by financing activities primarily includes the net borrowings and (repayments) on bank lines of credit and notes payable as well as securitization activities. Net cash provided by financing activities decreased by $5,688,000 to cash provided of $19,020,000 for the period ended September 30, 2013 from cash provided of $24,708,000 for the period ended September 30, 2012. While the current period included a cash provision of $20,909,000 related to the Company’s March 2013 securitization transaction, additional cash was used to repay bank lines of credit, a decrease of $(8,534,000) compared with the nine months ended September 30, 2012, as well as the change in restricted cash which decreased by $(5,662,000). In addition, cash proceeds of $10,000,000 from a term loan, and an additional $2,763,000 resulting from the consolidation of Exponential of New York, LLC, an affiliated Capco company, were provided during the nine months ended September 30, 2012.

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

We do not have significant exposure to changing interest rates on invested cash which was approximately $18,160,000 at September 30, 2013. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions with ratings from S&P of A- or better. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury-only money market instruments or funds and other investment-grade securities. As of September 30, 2013, cash deposits in excess of FDIC and SIPC insurance totaled approximately $3,582,000 and funds held in U.S. Treasury-only money market funds or equivalents in excess of SIPC insurance totaled approximately $1,139,000.

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

As a result of the material weaknesses identified, the Company commenced a remediation plan, previously reported upon, and completed the following actions during the nine months ended September 30, 2013:

•	UPS hired a Chief Credit and Risk Officer with over 30 years of experience in the payments industry.

•	The Chief Operating Officer of UPS was terminated.

•	The former Controller of UPS was replaced.

•	The treasury function for UPS has been moved to the New York accounting office to improve oversight and centralize the function.

•	As part of the monthly closing process, the Controller at UPS is:

•	obtaining the month end merchant reserve account merchant balance listing and reviewing for the absence of negative balance positions and verifying that the total of such detail listing maintained by operations is in agreement with the sponsor bank’s month end balance; and

•	ensuring that all cash release transfers of merchant cash reserves amounts in excess of established thresholds have been approved by the Company’s Chief Executive Officer.

•	The Company completed the process of developing a new electronic cash transfer request and approval policy to establish new electronic transfer of funds policy and practices at UPS relating to the funds disbursement cycle.

•	A revised policy regarding delegation of authority for approving new merchants and boarding new accounts has been completed.

•	A weekly Credit Committee Meeting is held which reviews, discusses and approves any new merchant to be added over an established threshold.

•	A monthly review of high chargeback merchants is performed and discussed with Credit Committee.

•	A weekly meeting is held between the chargeback and risk departments to review potential excessive fraud or chargeback issues.

•	A monthly meeting is held between the credit and collections manager and the Chief Risk and Credit Officer to perform a detailed review of each account 30 days and more delinquent.

•	Additional live training discussing the Company’s Whistle Blower Hotline has been completed.

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

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification by Principal Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification by Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date:	November 7, 2013	By:	/s/ Barry Sloane
Barry Sloane
Chairman of the Board, Chief Executive Officer and Secretary
(Principal Executive Officer)

Date:	November 7, 2013	By:	/s/ Jennifer Eddelson
Jennifer Eddelson
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)