Form 10-Q/A
period 2013-09-30
NEWTEK BUSINESS SERVICES, INC.
filed 2013-12-06
CIK 1094019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of December 5, 2013, there were 35,385,888 of the Company’s Common Shares outstanding.

CONTENTS

PART II - OTHER INFORMATION

Item 6. Exhibits	3

Signatures	4

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

32.1	Certification by Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(amended)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: December 6, 2013	By:	/s/ Barry Sloane
Barry Sloane
Chairman of the Board, Chief Executive Officer and Secretary
(Principal Executive Officer)

Date: December 6, 2013	By:	/s/ Jennifer Eddelson
Jennifer Eddelson
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

4