Form 10-K
period 2013-12-31
NEWTEK BUSINESS SERVICES, INC.
filed 2014-03-31
CIK 1094019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $54,910,000 as of the last business day of the registrant’s second fiscal quarter of 2013.

As of March 27, 2014 there were 36,966,672 shares issued and outstanding of the registrant’s Common Shares, par value $0.02 per share.

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

During 2013 we derived revenue through the sale of a business service or product to over 100,000 business accounts. We use state of the art, web-based proprietary technology to provide low cost products and services to our small- and medium-sized business clients. We are a FinTech company and consider our Newtracker system similar to what Salesforce.com does for tracking sales leads. Our Newtracker system tracks business referrals through our entire sales and marketing process for all alliance partners. It is as if we are putting a barcode, like delivery services do for packages, on a business service process. This gives full transparency to referral or alliance partners as to what our business service specialists are doing with their clients 24 hours a day, 7 days per week. This gives alliance partners comfort as to what our processing personnel are doing with their customers. It gives both parties a complete audit trail. It markedly helps manage our staff as “big brother is always watching” and the system measure their competency in real time. We acquire our customers through the use of what we believe is our state of the art, web-based proprietary technology which eliminates the need for paying commission to “feet on the street” sales personnel. In addition, we acquire customers through referrals from alliances with Fortune 500® companies, community banks, credit unions and others, all of whom have elected to offer one or more of our business services and financial products rather than try to provide them directly for their customers or members. Our alliance partners have historically interfaced with Newtek through their use of our patented, proprietary NewTracker® referral and tracking system which enables complete transparency in the referral process. In 2013, we continued our major emphasis on placing resources behind the development of our coordinated marketing and media program focused on our branding strategy, featuring The Small Business Authority website, all intended to present the Company to the small, independent business audience as the authoritative presence in the small- and medium-sized business space across many areas of operations.

During 2013 we also took the initial steps to convert to a business development company (“BDC”) which would be regulated by the Securities and Exchange Commission as a “regulated investment company” and this conversion would be undertaken in conjunction with a public offering of the Company’s stock. This conversion to a BDC has yet to receive final approval by the Company’s board of directors and will not be completed without approval by the Company’s shareholders to be considered in a special meeting likely to occur in mid-2014. There are numerous issues or considerations which could dissuade the board of directors from proceeding with BDC conversion or make completion impossible.

In general, BDCs make investments in private or thinly-traded public companies in the form of long-term debt or equity capital, with the goal of generating current income and/or capital growth. As a BDC, we intend to expand our small business financing platform by making debt and equity investments directly, as well as through our financing subsidiaries. Because we will be internally managed by our executive officers, under the supervision of our Board of Directors, and will not depend on a third party investment advisor, we will not pay investment advisory fees and all of our income will be available to pay our operating costs and to make distributions to our stockholders. Upon effectuating the BDC Election, certain of our historical operating subsidiaries will be treated as non-consolidated portfolio companies. The revenues that these companies generate, after deducting operational expenses and taxes, may be distributed to us in the form of dividend or interest income in connection with our equity or debt investments in such entities. As a BDC, our board of directors will determine quarterly the fair value of our controlled portfolio companies in a similar manner as our other investments. We believe that transitioning to a BDC will provide us with access to lower-cost capital and enable us to expand our lending activities. As a BDC, we will seek to generate both current income and capital appreciation primarily through loans originated by our small business finance platform and our equity investments in certain portfolio companies that we control.

As a BDC, and the related tax status as a regulated investment company under provisions of applicable tax law, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders. To obtain and maintain this tax treatment, we must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.

History

Newtek is a corporation formed under the laws of New York that serves as a holding company for several wholly- and majority-owned subsidiaries. We were founded in 1998 to provide debt and equity financing to small- and medium-sized businesses. We have since developed our branded line of business and financial products and services for the small- and medium-sized business market. At December 31, 2013, we had 6 principal subsidiaries, and 30 other minor controlled entities, most of which are direct providers of financial and business services.

Initially, Newtek was the sponsor of a total of 16 certified capital companies, which we call Capcos, now reduced to 11. We have not created any new Capcos since 2005, although we continue to make investments in and loans to small businesses through our existing Capcos and meet the goals of the Capco programs. We are now concentrating our efforts on becoming “The Small Business Authority” by creating a distribution channel for business and financial services provided by our subsidiaries, affiliates or marketing partners for the small- and medium-sized business market supported by a coordinated direct, national advertising campaign. At present, we are placing approximately 300 sixty second commercials on television each month.

Business Strategy

Key elements of our strategy to grow our business are:

•	Continue to focus our business model to serve the small- and medium-sized business market. We are focused on developing and marketing business and financial products and services aimed at the small- and medium-sized business market and on developing a recognized brand for independent business owners. Our target market represents a very significant marketplace in the United States based on non-farm private gross domestic product (“GDP”). According to statistics published by the U.S. Small Business Administration (the “SBA”), approximately 51% of the GDP in the United States comes from small businesses and approximately 99% of businesses in the United States which have one or more employees fit into this market segment. Our business model is to get that market to view us as “The Small Business Authority” and come to depend on us as their source for business and financial services as well as the business information they need. We intend to continue to leverage the Newtek® and The Small Business Authority® brands, as well as other trademarked name brands, (The Cloud Authority, The Business Authority, The Health Insurance Authority, The IT Authority) as a one-stop-shop provider for the small- and medium sized business market.

•

Continue to implement a strategy of acquiring customers and processing their business at low cost. We seek to acquire customers at a low cost through a national strategy centered on our alliance partners, internet marketing, coordinated marketing, social media and our NewTracker technology. Our FinTech approach to acquiring business clients is a key to our success and we believe is a more cost effective acquiring strategy than one used by our industry peers. Our alliance partners use our proprietary NewTracker referral system to refer customers to us for sales and customer tracking and processing. NewTracker distributes the referral to our appropriate business segment or segments for fulfillment while keeping our alliance partners up to date on the customer’s progress in real time with detailed documentation. We use the same proprietary system as our gateway for direct sales through our websites and our BizExec program. In addition, during 2013 we placed significant resources into direct media advertising under the banner of our The Small Business Authority mark. This ties together significant national media exposure through television and radio advertising, design and production of our “Small Business Index”™ and “SB Market Sentiment Surveys” ™ reflecting our polling and assessment of business conditions for small- and medium-sized businesses, the active use of social media marketing, and website (www.thesba.com).

•	Continue to develop our state-of-the-art technology to process business applications and financial transactions. We continue to update our proprietary systems to take advantage of technological advances that provide state of the art enhancements in client service and process controls which lead to lower costs. During 2012 we completed the development of the Newtek Advantage™, our Internet (or cloud) based operating platform, which has a patent pending, to integrate customer reports for all of our business services in a simple, straightforward mobile application accessible by the business in real time and at any time. The current working modules are payroll, payment processing and web traffic statistics. We intend to add insurance, lending and digital financial reports, and digital tax similar to Intuit’s offering through Quickbooks.

•	Continue our focus on the Internet and The Small Business Authority mark. Our major goal continues to be to focus the Small Business Authority branding strategy and to establish thesba.com as the online destination spot for small business. Features of thesba.com that have impact on small business owners include:

•	Free monthly newsletters designed and written for independent, small business owners

•	The Small Business Authority Index™

•	The Small Business Authority Market Sentiment Survey

•	Regular news reports and updates about the economy for the small business owner

•	Informative and engaging SB authority informational videos

•	Pertinent information on acquiring products and services for independent business owners to prosper

•	Continue to fulfill our obligations under the current Capco programs. Our emphasis is on continuing our exemplary regulatory compliance program in order to complete successfully the investment cycles for all Capcos. At December 31, 2013, we reached the final minimum investment requirements in all Capco programs in which we participated. We believe this ensures that 100% of the tax credits related to the programs are beyond risk of recapture. In addition, as of that date, all of the cash payments required to be made to the investors have been made. As the Capcos reach 100 percent investment we will seek to decertify them as Capcos, liquidate their remaining assets and thereby reduce our operational costs, particularly the legal and accounting costs associated with compliance. Four of our original Capcos have reached this stage and in addition, a fifth Capco we manage reached 100% investment in early 2014.

•	We are adding to our strategy an increased emphasis on outbound telemarketing and data mining. The business we do with small and medium-sized businesses has enabled us to develop a significant and growing database of customers and we are adding key staff and devoting resources to cross-selling opportunities this presents so we can develop the full potential of our business model.

Principal Business Segments

Overview

The Company’s principal business segments, which we operate in a coordinated manner in order to provide business and financial services to the small- and medium-sized business market, are:

Small Business Finance: This segment is comprised of Newtek Small Business Finance, Inc. (“NSBF”), a nationally licensed, SBA lender that originates, sells and services loans to qualifying small businesses, which are partially guaranteed by the SBA, and CDS Business Services, Inc. d/b/a Newtek Business Credit (“NBC”), which provides receivable financing, revolving lines of credit and billing management services. An additional subsidiary, Small Business Lending, Inc., engages in loan servicing for non-SBA loans.

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

Small Business Finance

We originate SBA loans and offer accounts receivable financing and other lending products essential for small- and medium-sized businesses. In addition, we provide small business loan servicing and consulting to the Federal Deposit Insurance Corporation (“FDIC”) and to numerous other financial institutions.

Newtek Small Business Finance, Inc. (“NSBF”) specializes in originating, servicing and selling small business loans guaranteed by the SBA for the purpose of acquiring commercial real estate, machinery, equipment and inventory and to refinance debt and fund franchises, working capital and business acquisitions. NSBF is one of 14 SBA licensed Small Business Lending Corporations that, along with licensed financial institutions, provide loans nationwide under the federal Section 7(a) loan program (“SBA 7(a) loans”). NSBF has received preferred lender program (PLP) status, a designation whereby the SBA authorizes the most experienced SBA lenders to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender, PLP status allows NSBF to serve its clients in an expedited manner since it is not required to present applications to the SBA for concurrent review and approval. In December 2010, Standard & Poor’s (“S&P”) Ratings Services added NSBF to their Select Servicer List which has been helpful to the Company in obtaining additional outside servicing contracts.

We originate loans ranging from $50,000 to $5,000,000 to both startup and existing businesses, which use the funds for a wide range of business needs including:

•	opening, expanding or acquiring a business or franchise: $50,000 to $5,000,000;

•	financing working capital:

•	SBA term loans: at least $50,000

•	Purchase equipment: $25,000 to $5,000,000

•	purchasing owner-occupied commercial real estate and leasehold improvements: up to $5,000,000; and

•	refinancing existing non-real-estate business debt: $25,000 to $5,000,000.

As of December 31, 2013, we service over $1 billion in business loans for ourselves and others involving over 1,600 customers

•	have created successfully created and financed four Standard & Poors-rated securitizations

•	secured a $75,000,000 commitment from Goldman Sachs Bank USA to finance and warehouse SBA 7(a) loans; and

•	exceeded our public guidance and funded in excess of $175,000,000 in SBA 7(a) loans for the year.

Late in 2009, we were selected by the FDIC as its contractor to manage and service portfolios of SBA 7(a) loans acquired by the FDIC from failed financial institutions. In addition, we assist the FDIC in the packaging of these loans for sale. Our existing servicing facilities and personnel perform these activities supplemented by contract workers as needed. The size of the portfolio we service for the FDIC varies and depends on the level of bank failures and the needs of the FDIC in managing portfolios acquired from those banks. As of December 31, 2013, we were servicing approximately $500,000,000 in loans under this and all other third party contracts, in addition to the other approximately $500,000,000 originated loans we service as of February 27, 2014.

Loan Securitizations: Beginning in December 2010 NSBF has developed a process to structure loan securitization transactions enabling it to move the unguaranteed portions of loans it originates into securitization trusts and to sell debt securities issued by these trusts. The securities sold were rated AA or A by S&P. In all, in transactions in 2010, 2012 and 2013, NSBF has sold approximately $76,243,000 in unguaranteed loan portions in four transactions. NSBF typically retains the unguaranteed portions of the loans it originates and incurs related warehouse financing costs. With the sales, NSBF was able to create significant liquidity which was used to pay down the warehouse line and to fund new loans. The success of these securitization sales has encouraged us to believe that we will be able to continue this process successfully as long as market and other conditions permit.

NSBF has in addition historically relied on bank financing to provide the revolving financing to support its lending activities. Currently Capital One, N.A. provides a $27 million line for financing SBA guaranteed loans and NSBF has entered into a non-binding letter of intent with Goldman Sachs Bank for a replacement line of at least $75 million for this purpose. The Goldman Sachs line documentation is awaiting SBA approval.

We also offer accounts receivable financing and management services through CDS Business Services, Inc. d/b/a Newtek Business Credit (“NBC”). Through this service, small- and medium-sized businesses can obtain $10,000 to $2,000,000 per month through the sale of their trade receivables or through a revolving line of credit collateralized by receivable accounts. NBC also offers back office receivables services for small businesses, such as billing and cash collections.

Another subsidiary, Small Business Lending, Inc., has during 2013 become the focus of the Company’s efforts to expand loan servicing in non-SBA areas.

In addition, we offer merchant cash advance services to our small business customers, under which merchants obtain cash by selling future credit card receivables at a discount. Under this program, the merchant receives the purchase amount upfront and agrees to have a set percentage of the credit card sales deducted from its daily deposits and remitted back until the purchase amount is repaid; in most cases we process the payment streams. We offer these services on a fee basis as an agent for third party providers and are not taking on credit risk in connection with these services.

Electronic Payment Processing

Newtek Merchant Solutions (“NMS”) markets credit and debit card processing services, check approval services and ancillary processing equipment and software to merchants who accept credit cards, debit cards, checks and other non-cash forms of payment. New merchants are acquired through several sales channels. Our primary focus is on developing new merchant sales leads as a result of internal sales efforts and our direct marketing under “The Small Business Authority” brand. NMS has targeted the marketing of its array of services under agreements with alliance partners, which are principally financial institutions, including banks, credit unions and other related businesses that are able to refer potential customers to NMS through Newtek’s NewTracker referral system. In addition, we enter into agreements with independent sales agents throughout the country. These referring organizations and associations are typically paid a percentage of the processing revenue derived from the respective merchants that they successfully refer to us. In 2013, we processed merchant transactions with a sales volume exceeding $4.6 billion, up over $400 million from the previous year, including merchant portfolios operated by our other subsidiaries which are serviced by NMS. Our customer base and the related sales volume processed by us has grown significantly during each year of operations since 2002 through a combination of organic growth in customers as well as selective merchant portfolio acquisitions. Our merchant base has grown from approximately 1,200 merchants at the end of 2002 to approximately 14,200 merchants at the end of 2013. In January 2013, we made significant changes in the management of this segment, adding Eric Turille, with over 20 years of experience in large scale payment processing acquisition businesses, including as the President of First National Bank of Omaha, Merchant Services, COO and Head of Sales at Vital Processing and COO of Retriever Merchant Services. Mr. Turille has also served on several VISA and MasterCard committees. In 2013 we also added Thomas Harkins as a Senior Vice President and Chief Credit and Risk Officer, who has over 30 years experience in the industry, including over 20 years at MasterCard International, focused primarily on security and risk management.

We maintain two main customer service and sales support offices in Milwaukee, Wisconsin and Brownsville, Texas with additional specialists located in Phoenix, Arizona and New York. Our personnel at these locations assist merchants with initial installation of equipment and on-going service, as well as any other special processing needs that they may have.

Because we are not a bank, we are unable to belong to and directly access the Visa® and MasterCard® bankcard associations and we must be sponsored by a bank in order to process bankcard transactions. We are currently registered with Visa® and MasterCard® through the sponsorship of two banks that are members of the card associations, Wells Fargo Bank, N.A. and, since January 2011 Redwood Merchant Services, a division of WestAmerica Bank.

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

We continue to work with an affiliate, Secure Gateway Services, LLC, which has the software and experience to provide a processing gateway facility for our payment processing business. This has resulted in increased integration of customer payment processing data with our Newtek Advantage software platform providing a mobile application allowing the customer to monitor charge processing activity in real time.

As a result of our exposure to liability for merchant fraud, charge-backs and other losses inherent in the merchant payment processing business, we have developed practices and policies which attempt to assess and reduce these risks. Activities in which we engage in order to mitigate such risks are:

•	underwriting the initial application of a merchant to identify unusual risks, structuring the relationship in a manner consistent with acceptable risks and, where possible, obtaining a personal or parent corporation guarantee from the merchant;

•	monitoring the daily and monthly activity of each merchant to identify any departures from normative charging behavior of each merchant and monitoring the largest of our merchants and those with high levels of refunds or charge-backs, so as to ensure an opportunity to address any credit or charge-back liability problems at the earliest possible time; and

•	requiring high-risk merchants to agree to the establishment of cash reserves to protect us against merchant failures to pay for charge-backs and other fees, and making adjustments in these reserves as merchant experience indicates; we believe we have limited exposure to such high-risk merchants.

Our development and growth are focused on selling our services to internally generated referrals, merchant referrals identified for us by our alliance partners, and, with additional emphasis since January 2013, by our independent sales representatives, at which time we added a team of professionals experienced in the development and management of large scale independent sales forces. We are still different than most electronic payment processing companies who acquire their clients primarily through independent agents. We believe that our business model provides us with a competitive advantage by enabling us to acquire new electronic payment processing merchants at a lower cost level for third-party commissions than the industry average. Our business model allows us to own the customer as well as the stream of residual payments, as opposed to models which rely more heavily on independent sales agents. Also during 2013 we devoted resources to the design and testing of systems to allow us to offer to our merchant customers state of the art technology in meeting the expected future requirements of the card associations for the implementation of the Europay, MasterCard, Visa (“EMV”) smart card technology. This is a global standard for interactive, integrated circuit cards and related point of sale terminals that will use cards imbedded with computer readable chips. We believe that this standard, which has been adopted in many areas outside the United States will be implemented here and we are positioning Newtek Merchant Services to be leader or authority in this field. In doing this we have the benefit of our affiliated technology companies who are able to provide the technological expertise needed for this project.

Managed Technology Solutions

Through our subsidiary, CrystalTech Web Hosting, Inc. d/b/a/ Newtek Technology Services® (“NTS”), we provide website hosting, dedicated server hosting, cloud hosting, web design and development, internet marketing, ecommerce, data storage and backup, and other related services to more than 124,000 customer accounts in 105 countries.

NTS provides a full suite of outsourced IT infrastructure services, including shared server hosting, dedicated server hosting, and cloud server (virtual) instances under the Newtek Technology Services®, Newtek Web Services®, Newtek Web Hosting, and CrystalTech® brands, for which it receives recurring monthly fees, as well as other fees such as set-up fees, consulting fees, domain name registration fees, among others. Ninety percent of all fees are paid in advance by credit card.

NTS has recognized the continuing decline in Microsoft being utilized in the design of web sites and the market shift to Linux, Nginx and a proliferation of Word Press sites being built on non-Microsoft based platforms. This decline has caused a marked downward trend in the historical site count of NTS hosted sites. NTS has responded by launching Linux Apache and Linux Nginx platforms within its environment and created associated control panels, service/support and billing to participate more fully in 100% of the market as compared to the present 33% of the new web design growth represented by Microsoft. All platforms are available within NTS’s Cloud and non-cloud environment and are fully managed offerings as compared to our competitors. In addition, Newtek has created a proprietary platform and filed an associated patent for Newtek Advantage which leverages NTS’s underlying technologies to deliver real time information and actionable business intelligence to its existing and new customer base.

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

NTS delivers services not just to customers seeking hosting, but also to wholesalers, resellers and web developers by offering a range of tools for them to build, resell and deliver their web content. NTS primarily uses the Microsoft Windows® 2012 R2 platform to power its technology. Microsoft has described NTS as one of the largest hosting services in the world providing Microsoft Windows hosting. NTS currently operates a 5,000 square foot fortress-strength data center located in Scottsdale, Arizona, utilizing redundant networking, electrical and back-up systems, affording customers what management believes to be a state-of-the-art level of performance and security. NTS is PCI certified, Service Organization Control 1 (“SOC 1”) audited, and is currently completing a SSAE 16 audit, all of which mean that it meets the highest industry standards for data security.

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

NTS differentiates itself from its larger cloud hosting competitiros, such as Amazon, Google and Microsoft, by offering what we believe these competitors cannot and yet is the one element absolutely critical to small and medium-sized businesses: a live person, available 24/7/364 to answer questions, address needs or problems with software or hardware. We have continued to add to our resources to ensure that our customers have access to the high quality support they need for the features, functions and services of their internal IT operations.

All Other: Insurance and Payroll Processing Services

We offer small business insurance products and services through Newtek Insurance Agency, LLC (“NIA”), which is licensed in 50 states. We serve as a retail and wholesale agency specializing in the sale of personal, commercial and health/benefits lines insurance products to customers of all our affiliated companies as well as our alliance partners. We offer insurance products from multiple insurance carriers providing a wide range of choice for our customers. We have formed a strategic alliance with American International Group, CTAA, Navy Federal Credit Union, Credit Union National Association, Pershing and others to provide agent services to small business clients. We are continuing our efforts to implement programs with alliance partners to market commercial and personal insurance. In December 2012, NIA working with another of our companies acquired a portfolio of insurance business from a major health care insurance agency based in the New York City area. This has added approximately 340 group health insurance policies that we are servicing and will form the basis on which we plan to grow this aspect of the insurance business. We expect also that recent health care legislation will increase the demand for these services among small and medium-sized businesses.

During 2013 we placed significant emphasis on developing the business conducted by our majority-owned, affiliated company operating under the trade name of “Newtek Payroll Services.” This investment was originally made in 2010, and enables the Company to offer an array of industry standard and very competitively priced payroll management, payment and tax reporting services to small- and medium-sized businesses. Based in New York, Newtek Payroll Services has built up its business during 2013 to approximately 465 customers in 38 states with total payroll under management of approximately 2,967 employees, of which approximately 11% were Newtek employees, an increase in customer count of 30% and employee count of 79% over the previous year. These payroll services are being marketed through all of our available channels including the alliance partnerships and our direct marketing campaigns. During 2013, the sole supplier of automated clearinghouse transfer services to the company experienced major internal problems and ceased operations. In response, Newtek Payroll Services has diversified its principal suppliers and instituted more rigorous review of all relationships for credit and reputational risk management. In addition, Newtek Payroll Services has participated in litigation with other former customers of the supplier in order to obtain recovery of the funds lost due to the unauthorized actions of the supplier and its bank.

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

We also market our services through referrals from our alliance partners such as AIG, Credit Union National Association, Iberia Bank, Pershing, New York Community Bank, Morgan Stanley Smith Barney, ENT Federal Credit Union, Randolph Brooks Federal Credit Union and Nassau Educators Federal Credit Union using our proprietary NewTracker referral system as well as direct referrals from our new web presence, www.thesba.com. Additional referrals are obtained from individual professionals in geographic markets that have signed up to provide referrals and earn commissions through our BizExec and TechExec Programs. These individuals are traditionally information technology professionals, CPAs, independent insurance agents and sales and/or marketing professionals. In addition, electronic payment processing services are marketed through independent sales representatives and web technology and ecommerce services are marketed through internet-based marketing and third-party resellers. A common thread across all business lines relates to acquiring customers at low cost. We seek to bundle our marketing efforts through our brand, our portal, our proprietary NewTracker technology, our new web presence as The Small Business Authority and one easy entry point of contact.

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

Since September 2012 Newtek has used Ocean Media, Inc. as its media planner and buyer. Ocean Media specializes in media planning and buying for the delivery of effective television and advertising strategies. It has created innovative media campaigns for several companies such as Priceline.com, Angieslist.com and eHarmony.com. Newtek commercials are aired on CNN, Fox Business, Fox News, Headline News, MSNBC and the Outdoor channel.

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

We have entered into agreements to provide one or more business services with numerous national and regional businesses or organizations including, but not limited to:

•	Morgan Stanley Smith Barney

•	New York Community Bank

•	Credit Union National Association (CUNA)

•	Microsoft

•	American International Group

•	Pershing

•	Members 1st Federal Credit Union

•	Ent Federal Credit Union

•	IBERIABANK

•	Bellco Credit Union

•	Wright Patt Credit Union

•	SpaceCoast Credit Union

•	Nassau Educators Federal Credit Union

•	Randolph Brooks Federal Credit Union

•	Desert Schools Federal Credit Union

•	Brownsville (TX) Chamber of Commerce

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

We have several trademarks and service marks, all of which are of material importance to us. The following trademarks and service marks are the subject of trademark registrations issued by the United States Patent Trademark Office:

1.	AT NEWTEK, WE DO IT BETTER

2.	BIZEXEC

3.	CRYSTALTECH

4.	CRYSTALTECH WEB HOSTING

5.	CT & Design

6.	NEWTEK

7.	NEWTEK BIZEXEC

8.	NEWTEK BUSINESS SERVICES

9.	NEWTEK BUSINESS SOLUTIONS

10.	NEWTEK + NEWT LOGO

11.	NEWTEK REFERRAL SYSTEM

12.	NEWTEK TECHNOLOGY SERVICES

13.	NEWTEK WEB SERVICES

14.	NEWTRACKER

15.	WEBCONTROLCENTER

16.	NEWTEK BUSINESS CREDIT

17.	NEWTEK DATA STORAGE

18.	NEWTEK WEB DESIGN AND DEVELOPMENT

19.	NEWTEK WEB HOSTING

20.	WE DO IT BETTER

21.	A NEW WAY TO THINK ABOUT SMALL-BUSINESS IT

22.	THE CLOUD AUTHORITY

23.	THESBA.COM THE SMALL AUTHORITY POWERED BY NEWTEK

24.	THE SMALL BUSINESS AUTHORITY

25.	THE SMALL BUSINESS AUTHORITY HOUR

26.	NEWTPAY PRO

27.	NEWTPAY

28.	NEWTEK BUSINESS SERVICES, INC. + NEWT LOGO

29.	THE CLOUD AUTHORITY + DESIGN

30.	THE SMALL BUSINESS AUTHORITY HOUR + DESIGN

31.	THESBA

32.	THE SBAUTHORITY INDEX

33.	THE SMALL BUSINESS AUTHORITY INDEX

34.	THESBA INDEX

35.	NEWTEK SITECENTER

36.	NEWTEK PAYROLL

37.	CONTINUOUS CYBER SECURITY SCANNING

38.	THE BUSINESS AUTHORITY

39.	CLOUD AUTHORITY

40.	INSURED CLOUD COMPUTING

41.	THE PAYROLL AUTHORITY

42.	THE ECOMMERCE AUTHORITY

43.	THE MOBILE APPLICATION AUTHORITY

44.	THE HEALTH INSURANCE AUTHORITY

45.	THE IT AUTHORITY

46.	NEWTEK ADVANTAGE

47.	NEWTEK HOSTING

The following trademarks and service marks are the subject of pending trademark applications filed with the United States Patent and Trademark Office:

1.	NEWTEK INSURED CLOUD COMPUTING

2.	NEWTEK INSURED HOSTING

3.	NEWTEK INSURED MERCHANT PROCESSING

4.	NEWTEK INSURED PAYROLL

5.	THE PAYROLL AUTHORITY

6.	THE SMALL BUSINESS TECHNOLOGY AUTHORITY

7.	THE TECHNOLOGY AUTHORITY

8.	NEWTEK INSURED ECOMMERCE

9.	NEWTEK INSURED MERCHANT SERVICES

10.	NEWTEK EDGE

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

Employees

As of December 31, 2013, we and the companies in which we hold a controlling interest had a total of 319 employees, of which 314 were full-time employees. We believe our labor relations are good; none of our employees are covered by a collective bargaining agreement.

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

Revenues and Assets by Geographic Area

During the years ended December 31, 2013, 2012 and 2011, virtually all of our revenue was derived from customers in the United States, although we provide pre-paid web site hosting services to customers in approximately 120 countries.

Available Information

We are subject to the informational requirements of the Securities Exchange Commission and in accordance with those requirements file reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy the reports, proxy statements and other information that we file with the Commission under the informational requirements of the Securities Exchange Act at the Commission’s Public Reference Room at 450 Fifth Street N.W., Washington, DC 20549. Please call 1-800-SEC-0339 for information about the Commission’s Public Reference Room. The Commission also maintains a web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission. The address of the Commission’s web site is http://www.sec.gov. Our principal offices are located at 212 West 35th Street, 2nd Floor, New York, NY, 10001 and our telephone number is (212) 356-9500. Our website may be directly accessed at http://www.thesba.com. We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. These documents may be directly accessed at http://investor.newtekbusinessservices.com Information contained on our website is not a part of this report.

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

Our Electronic payment processing segment competes with entities including Heartland Payment Systems, First National Bank of Omaha, Jetpay Corporation (formerly Universal Business Payment Solutions) and Paymentech, L.P. Our Web hosting segment competes with 1&1, Hosting.com, Discount ASP, Maxum ASP, GoDaddy®, Yahoo!®, BlueHost®, iPowerWeb®, Rackspace.com, Web.com, Endurance International Group (EIGI) and Microsoft Live among others. Our Small Business Finance segment competes with regional and national banks and non-bank lenders. Intuit® is bundling electronic payment processing, web hosting and payroll services similar to ours in offerings that compete in the same small- to midsize-business market.

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

RISKS RELATING TO OUR SMALL BUSINESS FINANCE BUSINESSES

We depend on outside financing.

Our SBA lending and receivables financing businesses depend on outside financing to support their loan making and acquisition of receivables. Termination of the credit lines for any reason would have a material adverse effect on our business, including but not limited to, the liquidation of the guaranteed loan and receivables portfolios to pay down the lines. If funds from such sale were insufficient to completely pay down the line of credit, the holding company and certain of its subsidiaries would be responsible for any short fall. In December 2010 and again in December 2011 and 2013, the Company securitized a portion of its unguaranteed, retained loan portions of its SBA 7(a) loans; the Company anticipates using securitizations to ultimately fund future loan creation, assuming the market for such securitizations continues to exist and future securitizations can be executed on an economic basis beneficial to the Company. Although a securitization potentially provides a long term funding source for the Company’s SBA lender, it does not provide liquidity in the short term for funding SBA loans. Because its resources will be insufficient to maintain current SBA loan originations, failure of our SBA lender to arrange a line to fund and warehouse the origination of unguaranteed, retained loan portions would materially impact our business. In addition, our receivables financing company depends on a line of credit which has been extended to mature in February 2016. Loss of this line and our inability to replace it would materially impact the business.

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

The Company has remediated these material weaknesses and has, among other things, replaced the manager responsible, strengthened its internal control team by hiring a very seasoned Chief Risk Officer, augmented its finance team and has implemented and modified certain accounting and internal control procedures. If the Company fails to otherwise maintain effective controls over financial reporting in the future, it could again result in a material misstatement of its financial statements that might not be prevented or detected on a timely basis and which could then cause investors and others to lose confidence in the Company’s financial statements, which in turn could have a negative effect on the value of the Company’s equity securities.

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

Below is a list of our leased offices and space as of December 31, 2013 which are material to the conduct of our business:

Location	Lease expiration	Purpose	Approx. sq. ft

8521 E. Princess Drive Phoenix, AZ 85255	Jun 2014	Managed technology solutions data center	6,000

212 West 35th Street New York, NY 10001	Oct 2014	Lease of principal executive offices (Corporate activities and SBA lending)	5,700

7920 Belt Line Road Suite: 1150 Richardson, TX 75254	Dec 2014	Electronic payment processing TX offices	3,600

1904 West Parkside Lane Suite 201 Phoenix, AZ 85027	Feb 2015	Managed technology solutions offices	10,900

4 Park Plaza Irvine, CA 92614	Feb 2015	Newtek Small Business Finance offices	3,300

1440 Broadway New York, New York 10018	Oct 2015	Sublet - former principal executive offices	23,000
301 Mexico Street Suite H3-A Brownsville, TX 78520	Jun 2017	Newtek Insurance Agency, customer service and sales support offices (All Other segment)	17,500

6737 W. Washington St. Suite 2275 West Allis, WI 53214	Nov 2017	Electronic payment processing WI offices	10,910

60 Hempstead Avenue West Hempstead, NY 11552	Apr 2019	Newtek Small Business Finance; Newtek Business Credit Offices (Lending segment) and NY Capco offices	22,000

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

Period	High	Low
First Quarter: January 1, 2012 Through March 31, 2012	$1.60	$1.18
Second Quarter: April 1, 2012 Through June 30, 2012	$1.62	$1.14
Third Quarter: July 1, 2012 Through September 30, 2012	$2.09	$1.24
Fourth Quarter: October 1, 2012 Through December 31, 2012	$2.05	$1.76
First Quarter: January 1, 2013 Through March 31, 2013	$2.18	$1.80
Second Quarter: April 1, 2013 Through June 30, 2013	$2.20	$2.02
Third Quarter: July 1, 2013 Through September 30, 2013	$3.04	$2.07
Fourth Quarter: October 1, 2013 Through December 31, 2013	$3.14	$2.58

Holders: As of March 17, 2014 there were approximately 172 holders of record of our common stock.

Dividends: No dividends were declared or paid in 2011, 2012 or 2013.

Securities authorized for issuance under equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,094,970 shares	$1.45/share	3,081,068 shares

Equity compensation plans not approved by security holders	None	None	None

(b)	Not applicable.
(c)	Not applicable.

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

Executive Overview

For the year ended December 31, 2013, the Company recorded net income of $7,151,000 on revenues of $143,593,000. Net income improved by $1,594,000, from net income of $5,557,000 in 2012; pretax income was $11,069,000, a $1,630,000 improvement over the $9,439,000 pretax income in 2012. Total revenues increased by $12,463,000, or 9.5%, from $131,130,000 for the year ended December 31, 2012 principally due to increased revenues in the Small business finance and Electronic payment processing segments. Total expenses increased by $10,749,000 to $131,319,000 for the year ended 2013 from $120,570,000 for 2012 primarily due to increases in electronic payment processing costs, other general and administrative costs, and salaries and benefits.

Contributing to the pretax income of $11,069,000 in 2013 were improvements in the Electronic payment processing, Small business finance and Capco segments, which were offset by a decrease in pretax income for Managed technology solutions and increased pretax losses in the All Other and Corporate segments. The Electronic payment processing segment gross margin decreased nominally on a percentage basis, primarily due to competitive pricing for our larger volume merchants. This decline was offset in part by an increase in margin due to a reduction in the provision for chargebacks. The improvement in the Capco segment pretax income resulted from reductions in interest expense and management fees, which more than offset the decrease in income from tax credits recorded in the current period.

One of the primary contributors to Newtek’s continued profitability was the Small business finance segment which generated pretax income of $10,143,000 compared to $8,094,000 in 2012, an increase of $2,049,000. The primary driver was premium income on sales of guaranteed loan portions which increased by $7,089,000, or 57% over the year ago period. The number of loans sold during 2013 increased to 167 with a corresponding dollar volume of $131,733,000, from 105 loans sold totaling $84,743,000 in dollar volume for the year ago period. Total SBA loans originated increased to $177,941,000 in 2013 compared with $107,425,000 for 2012. The weighted average sales price for the guaranteed portions of SBA loans sold increased slightly to 112.32% compared with 112.22% for 2013 and 2012, respectively.

The Electronic payment processing segment recorded an 18% increase in pretax net income, which grew to $8,304,000 from $7,041,000 compared with the year ago period. Revenue increased by $4,166,000 or 5% to $89,655,000 during 2013 compared to 2012. The increase was related to growth in processing volumes and fee increases passed on to merchants. Processing revenue less processing costs remained essentially stable, decreasing slightly from 15.6% to 15.5% in 2013. While margin was favorably impacted by the reduction in provision for chargebacks in 2013 compared with the year ago period, this decrease was offset by the continued trend in lower merchant pricing due to competitive pressure.

Pretax net income for Managed technology solutions decreased from $4,254,000 to $3,564,000 for the year ended December 31, 2013. While segment revenue decreased by 3% due primarily to a reduction in web hosting, we saw an increase in our total revenue related to web design, and we saw continued growth in the number of customers using our cloud computing services as well as an increase in the average revenue per plan compared with the year ago period. It continues to be management’s intent to increase revenue and margin per plan through higher service offerings to customers which include cloud-based applications.

In March and December 2013, a Company subsidiary closed its third and fourth securitizations issuing an additional $20,909,000 and $24,433,000, respectively, in notes with an “A” rating under S&P; see Securitzation Transactions in Part II Item 7.

Also during 2013, Exponential of New York, LLC, one of the Company’s Capcos, made investments which when aggregated with prior investments equal 100% of its certified capital under the provisions of the New York Certified Capital Company Act. Notice of reaching this investment level was provided to New York State and the Capco is pending examination by the State to confirm this investment level, at which time it will cease to be regulated as a certified capital company. Thereafter, the managers of the Company will determine the optimum strategy for liquidation of the entity.

Business Segment Results:

The results of the Company’s reportable business segments are discussed below.

Electronic Payment Processing

				% Change
(In thousands):	2013	2012	2011	2013	2012

Revenue:
Electronic payment processing	$89,651	$85,483	$82,475	5%	4%
Interest income	4	6	11	(33)%	(46%)

Total revenue	89,655	85,489	82,486	5%	4%

Expenses:
Electronic payment processing costs	75,761	72,183	69,388	5%	4%
Salaries and benefits	3,485	3,991	3,995	(13%)	—%
Professional fees	458	323	270	42%	20%
Depreciation and amortization	358	743	1,419	(52%)	(48%)
Insurance expense – related party	57	61	51	(7%)	20%
Other general and administrative costs	1,232	1,147	1,206	7%	(5)%

Total expenses	81,351	78,448	76,329	4%	3%

Income before income taxes	$8,304	$7,041	$6,157	18%	14%

2013

EPP revenue increased $4,168,000 or 5% between years, primarily due to growth in processing volumes and the effect of card association fee increases passed through to merchants. Processing volumes were favorably impacted by a 1% increase in the average number of processing merchants under contract between periods and an increase of approximately 6% in the average monthly processing volume per merchant. The increase in the average monthly processing volume per merchant is due in part to the addition of several larger volume processing merchants as well as year-over-year growth in processing volumes from existing merchants. This overall increase in revenue between years was partially offset by lower average pricing between years due to competitive pricing considerations, particularly for larger processing volume merchants with lower revenue per transaction, between periods.

Electronic payment processing (“EPP”) costs increased $3,578,000 or 5% between years. The increase in EPP costs includes a provision for charge-back losses of $579,000 and $1,832,000 in 2013 and 2012, respectively. The provision for charge-back losses in 2012 included losses of $1,312,000 related to a group of merchants affiliated with one of its independent sales agents, which were unilaterally approved by a former senior manager of the EPP division and such charge-back losses resulted from violations of credit policy by such senior manager. EPP revenue less EPP costs, or “margin” decreased from 15.6% in 2012 to 15.5% in 2013. Margin was favorably impacted by the reduction in provisions for chargebacks between years by 1.5%. However, the favorable impact on margin of the aforementioned factors were slightly more than offset by lower average pricing between years due to both competitive pricing considerations, particularly for larger volume merchants, and the mix of merchant sales volumes realized between periods. Overall, the increase in margin dollars was $590,000 between years.

Salaries and benefits decreased by $506,000 or 13% between years principally as the result of a reduction in staffing levels and a reduction in accrued bonuses for the year. Average FTE’s for the twelve month period decreased from 67.5 to 61.2 between years. Professional fees increased by $135,000 principally due to costs incurred in assessing the loss related to and the actions of the agent and the former senior management of EPP related to the charge-back losses associated with a group of merchants discussed above. Depreciation and amortization decreased $385,000 between periods as the result of previously acquired customer merchant portfolios becoming fully amortized between periods. Other costs increased $81,000 or 6% between years. During 2012, office relocation costs of approximately $50,000 were incurred.

Income before income taxes increased $1,263,000 to $8,304,000 in 2013 from $7,041,000 in 2012. The increase in income before income taxes was principally due to the increase in margin of $590,000 due to the reasons noted above and the decreases in other costs, principally payroll and related costs and depreciation and amortization cost between years.

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

Small Business Finance

				% Change
(In thousands):	2013	2012	2011	2013	2012
Revenue:
Premium on loan sales	$19,456	$12,367	$12,468	57%	(1)%
Servicing fee – NSBF Portfolio	2,769	2,298	1,635	20%	41%
Servicing fee – External Portfolio	3,796	4,564	1,466	(17)%	211%
Interest income	4,802	3,370	2,545	42%	32%
Management fees – related party	—	293	585	(100)%	(50)%
Other income	3,289	2,516	2,326	31%	8%

Total revenue	34,112	25,408	21,025	34%	21%

Net change in fair value of:
SBA loans transferred, subject to premium recourse	—	—	(3,366)	—%	(100)%
SBA loans held for sale	403	(163)	265	(347)%	(162)%
SBA loans held for investment	(1,629)	(851)	(2,392)	91%	(64)%
Warrants	—	(111)	—	0%	(100)%

Total net change in fair value	(1,226)	(1,125)	(5,493)	9%	80%

Expenses:
Salaries and benefits	7,649	6,124	4,689	25%	31%
Interest	5,568	3,836	2,030	45%	89%

Professional fees	1,011	700	474	44%	48%
Depreciation and amortization	1,241	919	893	35%	3%
Provision for loan loss	1,322	805	751	64%	7%
Insurance expense-related party	191	20	—	855%	(100)%
Other general and administrative costs	5,761	3,785	2,560	52%	48%

Total expenses	22,743	16,189	11,397	40%	42%

Income before income taxes	$10,143	$8,094	$4,135	25%	96%

Business Overview

The Small business finance segment is comprised of NSBF which is a non-bank SBA lender that originates, sells and services loans for its own portfolio as well as portfolios of other institutions, and NBC which provides accounts receivable financing and billing services to businesses. Revenue is derived primarily from premium income generated by the sale of the guaranteed portions of SBA loans, interest income on SBA loans held for investment and held for sale, servicing fee income on the guaranteed portions of SBA loans sold, servicing income for loans originated by other lenders for which NSBF is the servicer, and financing and billing services, classified as other income above, provided by NBC. Most SBA loans originated by NSBF charge an interest rate equal to the Prime rate plus an additional percentage amount; the interest rate resets to the current Prime rate on a monthly or quarterly basis, which will result in changes to the amount of interest accrued for that month and going forward and a re-amortization of a loan’s payment amount until maturity.

Accounting Policy

On October 1, 2010, the Company elected to utilize the fair value option for SBA 7(a) loans funded on or after that date. For these fair value loans, premium on loan sales equals the cash premium and the value of the servicing asset paid by the purchaser in the secondary market, the discount created on the unguaranteed portion from the sale which formerly reduced premium income is now included in the fair value line item, and, by not capitalizing various transaction expenses, the salaries and benefits and loan processing expense lines portray a value closer to the cash cost to operate the lending business. The Company uses a discounted cash flow model to measure the fair value of performing loans held for investment. If a loan measured at fair value is subsequently impaired, then the fair value of the loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. The significant unobservable inputs used in the fair value measurement of the impaired loans involve management’s judgment in the use of market data and third party estimates regarding collateral values. Such estimates are further discounted by 20% - 80% to reflect the cost of liquidating the various assets under collateral. Any subsequent increases or decreases in any of the inputs would result in a corresponding decrease or increase in the reserve for loan loss or fair value of SBA loans, depending on whether the loan was originated prior or subsequent to October 1, 2010. Because the loans bear interest at a variable rate, NSBF does not have to factor in interest rate risk.

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

Small Business Finance Summary

	For the Year ended December 31,
	2013		2012		2011
(In thousands):	# Loans	$ Amount	# Loans	$ Amount	# Loans	$ Amount

Guaranteed loans sold/transferred during the period	167	131,733	105	84,743	102	73,871
Gross loans originated during the period	174	177,941	104	107,425	102	97,129
Guaranteed loans that achieved sale status, originated in prior period	—	—	—	—	47	30,783
Premium income recognized (1)(2)	—	$19,456	—	$12,367		$12,468

Average sale price as a percent of principal balance (2)		112.32%		112.22%		110.56%

(1)	Of the total premium recognized for the year ended December 31, 2011, $3,196,000 was from previously originated loans that achieved sale status as a result of the warranty period expiring.
(2)	The premium income recognized and average sales price reflect that premiums greater than 110.00% must be split 50/50 with the SBA.

For the year ended December 31, 2013, the Company recognized $19,456,000 of premium income from 167 guaranteed loans sold aggregating $131,733,000. During 2012, the Company recognized $12,367,000 of premium income from 105 guaranteed loans sold totaling $84,743,000. The increase in premium income for the year ended December 31, 2013 is the result of an increased number of loans sold as compared with the prior period. Sale prices on guaranteed loan sales averaged 112.32% for the twelve months ended December 31, 2013 compared with 112.22% for the twelve months ended December 31, 2012.

Servicing Portfolios and related Servicing fee income

	Year ended December 31,			% Change
(In thousands):	2013	2012	2011	2013	2012

Total NSBF originated servicing portfolio (1)	$488,800	$351,736	$286,113	39%	23%
Third party servicing portfolio	561,368	176,988	136,971	217%	29%

Aggregate servicing portfolio	$1,050,168	$528,724	$423,084	99%	25%

Total servicing income earned NSBF portfolio	$2,769	$2,298	$1,635	20%	41%
Total servicing income earned external portfolio	$3,796	$4,564	$1,466	(17)%	211%
Total servicing income earned	$6,565	$6,862	$3,101	(4)%	121%

(1)	Of this amount, the total average NSBF originated portfolio earning servicing income was $314,486,000, $238,590,000, and $192,126,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

We are the contractor managing and servicing portfolios of SBA 7(a), USDA and other loans acquired by the FDIC from failed financial institutions, and we assist the FDIC in the packaging of these loans for sale. During November 2012 and April 2013, the FDIC was successful in selling a significant group of loans with our assistance, which resulted in a reduction in current servicing income from the FDIC, offset by the addition of servicing income from other third party financial institutions. Our existing servicing facilities and personnel perform these activities supplemented by contract workers as needed. The size of the portfolio we will service for the FDIC, and thus the revenue earned, varies and depends on the level of bank failures and the needs of the FDIC in managing portfolios acquired from those banks as well as the success of being able to sell such portfolios. We continued to add third party loan servicing contracts in 2013, for both the FDIC and other third parties, which we expect will reverse the decline.

The $297,000 decline in total servicing income was attributable primarily to the decrease in FDIC servicing income of $1,278,000 as a result of the sale of a portion of that portfolio, which was offset by an increase in other third party loan servicing of $511,000. With the addition in November 2013 of the Community South Bank portfolio, which we service for the FDIC, as well as the addition of other third party loan servicing contracts in 2013, the average third party servicing portfolio increased from $195,670,000 for the twelve month period ended December 31, 2012 to $232,410,000 for the same twelve month period in 2013. Servicing fees received on the NSBF portfolio increased by $471,000 period over period and was attributable to the expansion of the NSBF originated portfolio in which we earn servicing income. The portfolio increased from an average of $238,590,000 for the twelve month period ending December 31, 2012 to an average of $314,486,000 for the same twelve month period in 2013. This increase was the direct result of increased loan originations in 2013.

Interest income increased by $1,432,000 for the year ended December 31, 2013 as compared to the same period in 2012 as a result of the average outstanding performing portfolio of SBA loans held for investment increasing to $72,337,000 from $48,512,000 for the years ended December 31, 2013 and 2012, respectively.

Other income increased by $772,000 for the year ended December 31, 2013 as compared to the same period in 2012. The increase is primarily attributable to NSBF which increased $616,000 period over period and included an increase of $333,000 in consulting fee income from the FDIC and an increase in packaging and other servicing fee income of $188,000. The remaining increase was attributable to loan recovery and various loan-related fee income. Additionally, other income at NBC increased by $160,000 due to an increase in net investments on accounts receivable, which increased from an average of $7,707,000 in 2012 to an average of $8,688,000 in 2013, as well as an increase in the merchant cash advance program on which we earn commission revenue.

The change in fair value associated with SBA loans held for sale of $566,000 is related to the amount of unsold guaranteed loans during a period, the timing of when those loans sell and the change in premium being received on those loans. The amount of unsold guaranteed loans increased by $3,325,000 at December 31, 2013 compared with 2012, while there was a decrease of $1,032,000 in the amount of unsold guaranteed loans at December 31, 2012 compared to 2011.

The decrease in the change in fair value on SBA loans held for investment of $778,000 is the result of the increased amount of unguaranteed loans originated year over year, as well as a decrease in the valuation adjustment applied to our loans held for investment portfolio. During 2013, we adopted a discounted cash flow methodology resulting in a decrease in the valuation adjustment applied of 7.5% of total principal as of December 31, 2012, to 6.01% of total principal for the year ended December 31, 2013. Loans originated, held for investment aggregated $42,773,000 compared to $24,076,000 for the years ended December 31, 2013 and 2012, respectively.

Salaries and benefits increased by $1,525,000 primarily due to the addition of staff in all departments. Combined headcount increased by 24% from an average of 62 employees for the year ended December 31, 2012, to an average of 77 for the year ended December 31, 2013.

Interest expense increased by $1,732,000 for the year ended December 31, 2013 compared with the same period in 2012, due primarily to $663,000 of interest expense associated with the Summit financing transaction which closed in April 2012 reflecting only 8 months of expense for the period ending December 31, 2012 vs. twelve months expense for 2013. Interest expense for Summit includes interest, payment in kind interest, discount on the valuation of the warrant and amortization of deferred financing costs. Additionally, NSBF experienced an increase in interest expense of $638,000 in connection with the closing of the 2013 securitization transactions in March and December 2013, and an additional $334,000 increase related to the Capital One line of credit which increased from an average outstanding balance of $10,674,000 for the year ended December 31, 2012 to $16,587,000 for the same period in 2013. NBC experienced an increase in interest expense of $131,000 under the Sterling credit facility due to increased borrowings under the Sterling credit facility as a result of an increasing portfolio.

Professional fees for the year ended December 31, 2013 increased by $311,000 when compared with the year ended December 31, 2012, primarily due to the addition of temporary staffing costs of $166,000, increased accounting fees of $171,000 and increased trustee fees of $48,000. These increases were offset by a reduction in legal expense period over period of approximately $87,000 and a reduction in employee search fees of $16,000.

Loan loss reserves and Change in fair value, loans held for investment

	Year ended December 31:			% Change
(In thousands):	2013	2012	2011	2013	2012

Total reserves and discount, beginning of year	$6,092	$5,566	$3,844	9%	45%
Provision for loan losses	1,322	805	751	64%	7%
Net change in fair value, loans held for investment	1,629	851	2,393	91%	(64)%
Charge offs (net of recoveries)	(2,221)	(1,130)	(1,422)	97%	(21)%

Total reserves, end of year	$6,822	$6,092	$5,566	12%	9%

Gross portfolio balance, end of year	$97,235	$64,609	$47,030	50%	37%
Total impaired nonaccrual loans, end of year	$7,653	$6,757	$6,766	13%	—%

The combined provision for loan losses and net change in fair value increased from $1,656,000 for the year ended December 31, 2012 to $2,951,000 for year ended December 31, 2013, a net increase of $1,295,000 period over period. The allowance for loan loss together with the cumulative fair value adjustments to SBA loans held for investment increased from $6,092,000 or 9.4% of the gross portfolio balance of $64,609,000 at December 31, 2012 to $6,822,000 or 7.0% of the gross portfolio balance of $97,235,000 at December 31, 2013. Of this, $2,315,000 or 34.3% and $1,757,000 or 23.0% of the allowance for loan losses and fair value discount was allocated as specific reserve against such impaired loans, for the 2012 and 2013 periods, respectively. The year over year reduction in non-performing loans as a percentage of the gross performing portfolio balance results from an improvement in the overall economic climate. The year over year reduction in the specific reserve reflects both the relatively high level of overall collateralization on the non-performing portfolio as well as the increase in the portion of that portfolio making periodic payments pending return to performing status, reducing the need for a specific reserve at this time.

In determining the net change in fair value of loans held for investment for the year ended December 31, 2013, the Company used a discounted cash flow model which incorporated a series of expected future cash flows for the performing SBA 7(a) loan portfolio, and discounts those cash flows at a market clearing yield of 5.38%. The key assumptions used in the model are considered unobservable inputs and include anticipated prepayment speeds, cumulative default rates, the cost of loan servicing, and Prime rate expectations. The Company used an assumed prepayment speed of 10% based on current market conditions and historical experience for the loan portfolio, against a prepayment curve developed from NSBF historical experience to calculate expected loan prepayments in a given year. Defaults are defined as any loan placed on non-accrual status as of December 31, 2013. The cumulative default rate, defined as the percent of loan balance that will enter final liquidation in a given year, was estimated to be 25%, and was derived from NSBF historical experience. The mix of NSBF’s loan portfolio continues to shift from start-up businesses, to predominately originating to existing businesses. Our historical default and loss rates demonstrate that this particular segment (i.e. Existing Business) of our SBA loan portfolio continues to experience the lowest rate of defaults and ultimate losses over our nine year history of originating loans. When computing the cumulative default rate to be applied to the performing portfolio loan balances, the Company excluded the last three years of originations as those loans have not seasoned yet. The discounted cash flow analysis resulted in a price equivalent of 93.99% of the par amount on our loans held for investment.

Other general and administrative costs increased by $1,976,000 due primarily to the increase in loan origination, processing and servicing costs in the amount of $607,000 as a result of the increase in loans originated and portfolios serviced, an additional $360,000 in marketing costs relating to the Company’s television ad campaign, an additional $324,000 in rent, utilities and office expense due to the addition of office space and headcount and an increase of $122,000 in loan recovery costs, which includes expenses and losses associated with the sale of foreclosed properties and collateral preservation costs, as compared with the same period in 2012. $472,000 was attributable to additional reserves recorded at NBC to account for two customers. The rest of the increase was attributable to other miscellaneous expenses.

The increase of loan originations and interest, generated by the addition to and the reduction in non-performing loans in the SBF portfolio, were sufficient to offset additional staffing costs, interest and other general and administrative expenses. The resulting pretax income of $10,143,000 was a 25% improvement over pretax income of $8,094,000 for the year ended December 31, 2012.

2012

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

The implementation of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 860 “Transfers and Servicing,” which became effective January 1, 2010, delayed the recognition of premium income for sales of the guaranteed portions of SBA loans. In 2010 and prior, SBA Form 086 required, as part of the transferor’s representations and warranties, that the transferor repay any premium received from the transferee if either the SBA 7(a) loan borrower prepays the loan within 90 days of the transfer settlement date or fails to make one of its first three loan payments after the settlement date in a timely fashion and then proceeds to default within 275 days of the settlement date. Under ASC Topic 860, such recourse precludes sale treatment of the transferred guaranteed portions during this warranty period; rather NSBF was required to account for this as a financing arrangement with the transferee. Until the warranty period expired such transferred loans were classified as “SBA loans transferred, subject to premium recourse” with a matching liability “Liability on SBA loans transferred, subject to premium recourse.” In January 2011, the SBA issued a notice stating that Form 1086 would be revised to remove all reference to a warranty period for loans sold in the secondary market. This change became effective February 7, 2011 and allowed the Company to recognize premium income concurrent with the date of transfer, as was done prior to January 1, 2010.

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

For the year ended December 31, 2012, the Company recognized $12,367,000 of premium income from 105 loans sold aggregating $84,743,000. During 2011, the Company recognized $9,272,000 of premium income from 102 loans sold totaling $73,871,000 not subject to the premium warranty, and 47 loans aggregating $30,783,000 previously subject to the premium warranty that achieved sale status during 2011. The decrease in premium income for the year ended December 31, 2012 as compared with the prior period was due entirely to the reversal of the fair value adjustment of $3,196,000 associated with SBA loans transferred, subject to premium recourse, which increased premium income for the same amount for the year ended December 31, 2011. Sale prices on guaranteed loan sales averaged 112.22% for the twelve months ended December 31, 2012 compared with 110.56% for the twelve months ended December 31, 2011.

The $3,763,000 improvement in total servicing income was attributable primarily to third party loan servicing, which increased by $3,100,000 for the year ended December 31, 2012 compared to the year ended December 31, 2011. The twelve month average third party servicing portfolio increased from $96,398,000 to $200,737,000 for the 2011 and 2012 annual periods, respectively. In addition, servicing fees received from the SBA on repurchased loans increased by $154,000 and the remaining increase of $512,000 was attributable to the expansion of the NSBF portfolio, in which we earn servicing income, which increased from an average of $192,126,000 for the twelve month period ended December 31, 2011 to an average of $238,590,000 for the same twelve month period in 2012. This increase was the direct result of increased loan originations throughout 2011 and 2012.

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

Interest expense increased by $1,806,000 for the year ended December 31, 2012 compared with the same period in 2011, due primarily to $1,422,000 of interest expense associated with the Summit financing transaction which closed in April 2012. While the Summit financing was transacted with the parent company, these funds were provided to and utilized by NSBF; as a result, the corresponding expense has been recorded in the lending segment. The $1,422,000 includes interest, payment-in-kind interest, discount on the valuation of the warrant and amortization of deferred financing costs. Additionally, NSBF experienced an increase in interest expense of $624,000 in connection with the closing of the second securitization transaction in December 2011 and an additional $56,000 increase related to the Capital One line of credit which increased from an average outstanding balance of $7,654,000 for the year ended December 31, 2011 to $10,674,000 for the same period in 2012. NBC experienced an increase in interest expense of $55,000 under the Sterling credit facility due to increased borrowings under the Sterling credit facility as a result of an increasing portfolio. Other interest expense paid to third party increased by $20,000. These increases were offset by a reduction of $344,000 attributable to the liability for SBA loans transferred, subject to premium recourse, which was reduced to zero in 2011 and a decrease of interest expense at NBC by $27,000 due to the write off of the remaining deferred financing cost under the Wells Fargo line in 2011.

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

Managed Technology Solutions

				% Change
(In thousands):	2013	2012	2011	2013	2012
Revenue:
Web hosting and design	$17,576	$18,211	$19,183	(3%)	(5%)
Interest income	—	—	1	—%	(100%)

Total revenue	17,576	18,211	19,184	(3%)	(5%)

Expenses:
Salaries and benefits	5,103	5,216	4,755	(2%)	10%
Interest	94	80	104	18%	(23%)
Professional fees	507	465	692	9%	(33%)
Depreciation and amortization	1,316	1,214	1,387	8%	(12%)
Insurance expense – related party	14	17	4	(18)%	325%
Other general and administrative costs	6,978	6,965	7,405	—%	(6%)

Total expenses	14,012	13,957	14,347	—%	(3%)

Income before income taxes	$3,564	$4,254	$4,837	(16%)	(12%)

2013

Revenue is derived primarily from recurring fees from hosting websites, primarily from monthly contracts for shared hosting, dedicated servers and cloud instances (the “plans”). In addition, less than 4% of revenues are derived from contracted services to design web sites. Revenue between years decreased 3% to $17,576,000 in 2013 and included an $856,000 reduction in web hosting revenue, which was partially offset by a $221,000 increase in web design revenue. While the average number of web hosting plans decreased by 11% to 44,988 in 2013 from 50,720 in 2012, the average monthly revenue per plan increased by 9% to $32.56 in 2013 from $29.92 in 2012. The increase in the average revenue per plan reflects a growth in cloud instances, and higher cost plans overall which include additional options and services. The average number of cloud instances increased by 6% to an average of 669 in 2013 from 634 during the year ago period. The decrease in the average total plans occurred in the dedicated and shared segments.

The average monthly number of dedicated server plans in 2013, which generate a higher monthly fee versus shared hosting plans, decreased by 19% in 2013 to an average of 1,206 from 1,485 in 2012. The average monthly number of shared hosting plans in 2013 decreased by 5,488, or 11%, to an average of 43,113 from 48,601 in 2012. Competition from other web hosting providers as well as alternative website services continues to have a negative effect on web hosting plan count and revenue growth.

It continues to be management’s intent to increase revenues and margin per plan through higher cost service offerings to customers, although this may result in a lower number of plans in place overall. In addition, management has begun to lessen its dependency on the Microsoft web platform by broadening its platform capabilities to include more open source web applications which have become increasingly more attractive to web developers and resellers. Overall this continues the trend away from shared hosting sites based on Microsoft software to other more competitive offerings.

Total expenses of $14,012,000 in 2013 increased from $13,957,000 in 2012. Salaries and benefits decreased $113,000 or 2% between years to $5,103,000. Depreciation and amortization cost increased $102,000 between years to $1,316,000 due to increased capital expenditures in the latter part of 2012 (including a capital lease obligation of $632,000 for a new company-wide telephone system) and the timing of 2013 planned capital expenditures. The increase of $42,000 in professional fees was principally due to an increase in web design costs incurred, which corresponds to the increase in web design revenues between periods. Other general and administrative costs increased $13,000 between years as a result of increases in hardware maintenance and support costs of $176,000, principally due to the restructuring of previous contracts in those areas, as well as an increase in bad debt expense by $114,000. These increases were offset by decreases in rent and utility costs of $176,000 in 2012, due to additional rent incurred in 2012 of $30,000 for a corporate apartment and $32,000 higher base rent from the former location as well as higher utility costs incurred in 2012. In addition, there was a decrease in telephone costs of $84,000 due to a new corporate- wide phone system implemented in 2013.

Income before income taxes decreased 16% or $690,000 to $3,564,000 in 2013 from $4,254,000 in 2012. The decrease in profitability is principally due to a decline in web hosting revenue between years as increases in revenue per site have not offset an overall decline in revenue due to site attrition.

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

All Other

				% Change
(In thousands):	2013	2012	2011	2013	2012
Revenue:
Insurance commissions	$1,737	$1,204	$1,071	44%	12%
Insurance commissions – related party	235	153	127	54%	20%
Other income	516	419	627	23%	(33)%
Other income – related party	80	82	—	(2)%	100%
Interest income	—	2	10	(100)%	(80)%

Total revenue	2,568	1,860	1,835	38%	1%

Expenses:
Salaries and benefits	2,511	2,040	1,881	23%	8%
Professional fees	621	253	181	145%	40%
Depreciation and amortization	203	36	80	464%	(55)%
Insurance expense – related party	9	9	—	—%	100%
Other general and administrative costs	830	560	427	48%	31%

Total expenses	4,174	2,898	2,569	44%	13%

Loss before income taxes	$(1,606)	$(1,038)	$(734)	(55)%	(41)%

The All other segment includes revenues and expenses primarily from Newtek Insurance Agency, LLC (“NIA”), Newtek Payroll Services (“PAY”) and qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments.

2013

Revenue increased by $708,000, attributable primarily to a $615,000 improvement in combined insurance commission revenue for the year ended December 31, 2013 compared with the year ago period. Insurance commissions increased as a result of the acquisition of a commercial health insurance book of business, while the increase in related party commissions was due to premium increases on the Newtek insurance policies, as well as the shift to in-house management of the Newtek health policies, formerly managed by an outside broker. The $97,000 increase over 2012 in other income is the result of the growth in the number of PAY clients which increased to 465 at December 31, 2013 from 262 at December 31, 2012.

Salaries and benefits increased by $471,000 to $2,511,000 for the year ended December 31, 2013, as compared to $2,040,000 in the year ago period as a result of the addition of staff at NIA and PAY, and Advanced Cyber Security Systems (“ACS”). The $368,000 increase in professional fees is mainly due to broker commissions for insurance sales related to the new health book of business at NIA, as well as an increase in legal expenses at PAY in connection with a matter related to a former ACH provider. The increase in other general and administrative costs was related to additional software licensing expense, which increased by $186,000 at ACS and $83,000 at NIA to manage the expanded health book of business.

2012

Total revenue increased by 1%, or $25,000 for the twelve months ended December 31, 2012 compared to the year ago period. Total insurance commissions increased by $159,000 during 2012 compared with 2011, due primarily to an increase in force placed insurance commissions, as well as an increase in related party commission revenue. The $126,000 decrease in combined other income in 2012 was due to a $337,000 gain on an investment held by an equity method investee which was sold in 2011. Partially offsetting this decrease was a $225,000 improvement in revenue by PAY, which increased the number of clients from 93 in 2011 to 262 in 2012. All related party revenue, which represents insurance commissions earned on policies sold by NIA and fees charged by PAY to Newtek and subsidiaries, are eliminated upon consolidation.

Salaries and benefits increased by $159,000, and other general and administrative costs increased by $133,000 during 2012 both of which were due primarily to activities related to PAY. Average headcount increased by 30% between years, and the increase in other expense related to servicing the new clients added at PAY. The $72,000 increase in professional fees was attributable to broker commissions for insurance policies sold by NIA during 2012.

Corporate activities

				% Change
(In thousands):	2013	2012	2011	2013	2012
Revenue:
Management fees – related party	$896	$776	$1,067	15%	(27)%
Interest income	2	4	21	(50)%	(81)%
Other income	2	5	4	(60)%	25%

Total revenue	900	785	1,092	15%	(28)%

Expenses:
Salaries and benefits	5,779	4,943	5,695	17%	(13)%
Professional fees	1,309	969	1,193	35%	(19)%
Depreciation and amortization	161	118	163	36%	(28)%
Lease restructuring charges (amortization)	(291)	(291)	990	—	(100)%
Insurance expense – related party	131	57	72	130%	(21)%
Other general and administrative costs	1,813	2,500	3,149	(27)%	(30)%

Total expenses	8,902	8,296	11,262	7%	(26)%

Loss before income taxes	$(8,002)	$(7,511)	$(10,170)	(7)%	26%

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

2013

Revenue is derived primarily from management fees earned from the Capcos. These related party management fees increased by $120,000 to $896,000 for the year ended December 31, 2013 from $776,000 from the year ago period. Related party management fees, which are eliminated upon consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not accrued.

Total expenses increased $606,000, or 7%, for the year ended December 31, 2013 compared with 2012. Salaries and benefits increased a total of $836,000 due to the addition of new staff primarily in the sales, executive and the human resources departments. Professional fees increased by $340,000 year over year due to additional audit and legal fees incurred in connection with the restatement of the 2011 and 2012 financial statements, as well as additional costs associated with the Company exploring various financing transactions. The $43,000 increase in depreciation and amortization was related to the capitalization of website development costs, and insurance expense – related party rose by $74,000 as a result of increased premiums for the renewal of our corporate policies. These increases were partially offset by a decrease in other general and administrative costs that included a $244,000 reversal of an accrual for a contract dispute that was settled during the year, as well as reductions of $225,000 and $168,000 in IT expense and rent, respectively, as well as a decrease of $123,000 in other office related expenses.

Loss before income taxes increased $491,000 for the twelve months ended December 31, 2013 compared to the prior year, primarily due to the increases in salaries and benefits, professional fees and related party insurance expense.

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

Salaries and benefits decreased by 13% or $752,000 for the year ended December 31, 2012 as compared to the prior year due to staff reductions in accounting, finance and executive personnel. The $224,000 decline in professional fees during 2012 compared with 2011 was primarily related to a one-time payment in the prior year for costs related to securing a subtenant at the 1440 Broadway location. In addition, legal fees and accounting and audit fees also decreased in the current year. Depreciation and amortization decreased by $45,000 year over year due to fixed assets becoming fully depreciated over the twelve month period. The decrease in other general and administrative costs of $649,000 is primarily attributable to various one-time expenses incurred in 2011 including a $236,000 bad debt charge related to an uncollectible loan, a $250,000 accrual related to a contract dispute, and an accrual for commercial rent taxes. In addition, the Company continued to benefit through cost savings in connection with the corporate office relocation which occurred during the fourth quarter of 2011, including a credit to rent expense of approximately $291,000 from the reduction in the accrued lease loss for the year ended December 31, 2012. Other decreases in IT costs, travel and office expenses were offset by an increase of $33,000 in advertising and marketing expense, related to new national marketing campaigns designed to increase awareness of the Company as NEWTEK® The Small Business Authority. In sum, total expenses decreased $2,966,000, or 26%, for the year ended December 31, 2012 as compared to the prior year.

Capco

As described in Note 3 to the consolidated financial statements, effective January 1, 2008, the Company adopted fair value accounting for its financial assets and financial liabilities concurrent with its election of the fair value option for substantially all credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance. These are the financial assets and liabilities associated with the Company’s Capco notes that are reported within the Company’s Capco segment. The tables below reflect the effects of the adoption of fair value measurement on the income and expense items (income from tax credits, interest expense and insurance expense) related to the revalued financial assets and liability for the years ended December 31, 2013, 2012 and 2011. In addition, the net change to the revalued financial assets and liability for the years ended December 31, 2013 and 2012 is reported in the line “Net change in fair market value of Credits in lieu of cash and Notes payable in credits in lieu of cash” on the consolidated statements of income.

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

				% Change
(In thousands):	2013	2012	2011	2013	2012
Revenue:
Income from tax credits	$113	$522	$1,390	(78)%	(62)%
Interest income	29	40	42	(28)%	(5)%
Dividend income – related party	49	—	—	100%	—
Other income	22	121	65	(82)%	86%

Total revenue	213	683	1,497	(69)%	(54)%

Net change in fair value of: Credits in lieu of cash and Notes payable in credits in lieu of cash	21	3	(131)	600%	(102)%

Expenses:
Interest expense	174	567	1,282	(69)%	(56)%
Management fees – related party	896	1,069	1,653	(16)%	(35)%
Professional fees	296	293	438	1%	(33)%

Other general and administrative costs	152	158	190	(4)%	(17)%

Total expenses	1,518	2,087	3,563	(27)%	(41)%

Loss before income taxes	$(1,284)	$(1,401)	$(2,197)	(8)%	(36)%

2013

Revenue is derived primarily from non-cash income from tax credits. The decrease in total revenue for the year ended December 31, 2013 versus 2012 reflects the effect of the declining dollar amount of tax credits remaining in 2013. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods through 2016, the amount of tax credits and, therefore, the income the Company will recognize, will decrease to zero. Interest income decreased by $11,000 for the twelve months ended December 31, 2013 to $29,000 from $40,000 due to a reduction in the average cash balance during 2013. In 2013, three of the Capcos made an equity investment in Small Business Lending, Inc., a related party, which earns a 10% annual cumulative preferred dividend. The Company recorded $49,000 in accrued related party dividends from these investments for the year ended December 31, 2013. Other income decreased $99,000, from $121,000 to $22,000 for the twelve months ended December 31, 2013 primarily due to a $100,000 gain on the sale of an investment with a zero carrying basis recognized in 2012.

For the year ended December 31, 2013, interest expense decreased by 69%, or $393,000, from $567,000 to $174,000 as a result of the declining dollar amount of tax credits payable in 2013, and related party management fees decreased 16%, or $173,000, to $896,000. Related party management fees, which are eliminated upon consolidation, are expected to continue to decline in the future as the Capcos mature and utilize their cash.

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

Liquidity and Capital Resources

Overview

Cash requirements and liquidity needs over the next twelve months are anticipated to be funded primarily through operating results, available cash and cash equivalents, existing credit lines, proposed new credit lines, and additional securitizations of the Company’s SBA lender’s unguaranteed loan portions. As more fully described below, the Company’s SBA lender (“NSBF”) will require additional funding sources to maintain current SBA loan originations in the latter part of 2014 under anticipated conditions; although the failure to find these sources may require the reduction in the Company’s SBA lending and related operations, it will not impair the Company’s overall ability to operate.

NSBF depends on the availability of purchasers for SBA loans held for sale transferred to the secondary markets and the premium earned therein to support its lending operations. At this time the secondary market for the SBA loans held for sale is robust.

NSBF has historically financed the operations of its lending business through loans or credit facilities from various lenders and will need to continue to do so in the future. Such lenders invariably require a security interest in the SBA loans as collateral which, under the applicable law, requires the prior approval of the SBA. If the Company should ever be unable to obtain the approval for its financing arrangements from the SBA, it would likely be unable to continue to make loans.

As an alternative to holding indefinitely the portions of SBA loans remaining after sale of the guaranteed portions in the SBA supervised secondary market, NSBF has undertaken to securitize these unguaranteed portions. In December 2010, the first such securitization trust established by NSBF issued notes to one investor in the amount of $16,000,000 which received an S&P rating of AA. A second securitization, an amendment to the original transaction, was completed in December 2011, and resulted in an additional $14,900,000 of notes issued to the same investor. NSBF used the cash generated from the first transaction to retire its outstanding term loan from Capital One, N.A. and to fund a $3,000,000 account which during the first quarter of 2011 purchased unguaranteed portions originated subsequent to the securitization transaction. Similarly, the proceeds from the second securitization in 2011 were used to pay down its outstanding term loan with Capital One, N.A., and to fund a $5,000,000 account used to fund additional originations in the first quarter of 2012. Additional securitizations were completed in March 2013 and December 2013 resulting in the issuance of notes in the amount of $20,909,000 and $24,434,000, respectively. Similarly, the proceeds of both transactions were used to pay down the outstanding term loan with Capital One, N.A, and a combined total of $12,945,000 was used to fund an account used to purchase unguaranteed portions of loans throughout 2013, and during the first quarter of 2014. While this securitization process can provide a long-term funding source for the SBA lender, there is no certainty that it can be conducted on an economic basis. In addition, the securitization mechanism itself does not provide liquidity in the short term for funding SBA loans.

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

Restricted cash of $16,877,000 as of December 31, 2013 is primarily held in NSBF and the Capcos. The majority, or $12,830,000 of restricted cash, is related to NSBF, and includes $6,330,000 held in a prefunding account to be used to originate new loans, $3,242,000 for a reserve in the event payments are insufficient to cover interest and/or principal with respect to the securitization, and $150,000 set aside for servicer and prepaid interest fees. The remaining $3,108,000 represents payments collected due to participants and amounts owed to the SBA. For the Capcos, restricted cash can be used in managing and operating the Capcos, making qualified investments, to repay debt obligations, and for the payment of taxes on Capco taxable income. The Company also has $2,475,000 in cash held in the companies aggregating our all other segment. The majority of these funds is held by PAY and represents monies held in the payroll escrow account. The remaining balance of $1,572,000 includes $750,000 in connection with the Sterling line of credit, and other amounts provided by sponsoring banks in connection with credit card processing and by customers for insurance premiums.

In summary, Newtek generated and used cash as follows:

	For the Years Ended
	December 31,
	2013	2012	2011
Net cash provided by (used in) operating activities	$4,974	$(4,354)	$11,405
Net cash used in investing activities	(36,121)	(22,498)	(17,810)
Net cash provided by financing activities	29,426	29,880	7,224

Net (decrease) increase in cash and cash equivalents	(1,721)	3,028	819
Cash and cash equivalents, beginning of year	14,229	11,201	10,382

Cash and cash equivalents, end of year	$12,508	$14,229	$11,201

Net cash flows from operating activities increased $9,328,000 to $4,974,000 for the year ended December 31, 2013 compared to $4,354,000 used during the year ended December 31, 2012. This change primarily reflects the decrease in broker receivable and increases in accounts payable and accrued expense during 2013. Broker receivables arise from loans traded but not settled before period end and represent the amount of cash due from the purchasing broker; the amount varies depending on loan origination volume and timing of sales at year end. For the year ended December 31, 2013, the Company originated $135,168,000 of SBA loans held for sale and received proceeds from the sale of SBA loans of $131,733,000, compared with $83,349,000 of cash use for originations of SBA loans held for sale and $84,743,000 in proceeds from the sale of SBA loans for the year ended December 31, 2012.

Net cash used in investing activities primarily includes the originations and repayments of the unguaranteed portions of SBA loans, purchase of fixed assets and customer accounts, changes in restricted cash and investments in qualified businesses. Net cash used in investing activities increased by $13,623,000 to cash used of $(36,121,000) for the year ended December 31, 2013 compared to cash used of $(22,498,000) for the year ended December 31, 2012. The decrease was due primarily to a greater amount of SBA loans originated for investment during 2013, or $42,885,000, versus $24,190,000 in 2012.

Net cash provided by financing activities primarily includes the net borrowings and (repayments) on bank lines of credit and notes payable as well as securitization activities. Net cash provided by financing activities decreased by $454,000 to cash provided of $29,426,000 for the year ended December 31, 2013, from cash provided of $29,880,000 for the year ended December 31, 2012. While the current year included cash provided of $45,343,000 related to the Company’s two securitization transactions in 2013, additional cash was used to repay bank lines of credit, a decrease of $16,937,000 in cash during the year.

Financing Activities

Newtek historically obtained long-term financing to fund its investments and operations primarily through the issuance of notes to insurance companies through the Capco programs. Through December 31, 2013, Newtek has received in aggregate $235,718,000 in proceeds from the issuance of long-term debt, Capco warrants, and Newtek common shares through the Capco programs. Newtek’s Capcos last issued notes in 2005 and the Company does not anticipate participating in future Capco programs. In 2004, Newtek raised $20,762,000 (net of related offering costs) in a secondary public offering. Newtek’s principal funding requirements have been costs related to the Capco programs ($152,125,000), the acquisitions of NTS and NIA (the combination of which totaled $9,836,000), investments in Capco qualified businesses, SBA 7(a) loans, receivable purchases, and working capital needs resulting from operating and business development activities of its consolidated operating entities. In July 2013, NSBF received an extension on the maturity of its warehouse line of credit of $27 million, with Capital One, N.A. from September 30, 2013 to May 31, 2015, at which time the outstanding balance will be converted into a three-year term loan. The extension also included a provision which removed the sub-limits on the guaranteed and unguaranteed portions under the facility. In addition, the Company closed a $15,000,000 Second Lien Credit Facility (the “Facility”) issued by Summit Partners Credit Advisors, L.P. (“Summit”), comprised of a $10,000,000 term loan, which was drawn at closing, and a $5,000,000 delayed draw term loan to be made upon the satisfaction of certain conditions. The $5,000,000 was not drawn by the Company due to the inability of the Company to give Summit a security interest in the assets of NSBF, its SBA lender. As a result of these two facilities, as well as the Company’s securitization activities discussed below, NSBF was able to increase the amount of loans it can fund at any one time. In December 2012, NBC amended its line of credit with Sterling National Bank (“Sterling”) which provided that upon the occurrence of certain events, the maximum amount of the line of credit under the Agreement can be increased from $10,000,000 to $15,000,000 at a later date upon NBC’s request. The Amendment also extended the maturity date from February 28, 2014 to February 28, 2016.

Credit Lines and Term Loans

In July 2013 the SBA lender, received an extension on the maturity of its warehouse lines of credit, totaling $27 million, with Capital One, N.A. from September 30, 2013 to May 31, 2015, at which time the outstanding balance will be converted into a three-year term loan. The extension also enhanced the terms of the credit facilities by removing the $15 million funding sublimit for the non-guaranteed portions of the SBA 7(a) loans NSBF originates, and increasing the advance rate to 55% from 50% for the non-guaranteed portions of the SBA 7(a) loans. The NSBF line of credit is collateralized by all of NSBF’s assets and Newtek guaranteed the repayment obligations. The interest rate on the portion of the facility collateralized by the government guaranteed portion of SBA 7(a) loans, is set at prime plus 1.00%, and there is a quarterly facility fee equal to 25 basis points on the unused portion of the revolving credit calculated as of the end of each calendar quarter. The interest rate on the portion of the facility collateralized by the non-guaranteed portion of SBA 7(a) loans, is set at prime plus 1.875%, and there is a quarterly facility fee equal to 25 basis points on the unused portion of the revolving credit calculated as of the end of each calendar quarter. The agreement includes financial covenants at the parent company level with its consolidated subsidiaries including a minimum fixed charge coverage ratio, minimum EBITDA requirements and minimum cash requirements held at Capital One. As of December 31, 2013, the Company and NSBF were in compliance with the financial covenants set in this line.

On April 26, 2012, the Company closed a $15,000,000 Facility issued by Summit, comprised of a $10,000,000 term loan, which was drawn at closing, and a $5,000,000 delayed draw term loan to be made upon the satisfaction of certain conditions. The $5,000,000 second tranche of this loan will not be drawn by the Company. The funds were used primarily for general corporate purposes including the origination of SBA 7(a) loans. The loan bears interest at 12.5% per annum on the amount outstanding plus payment-in-kind interest at 2.5%, which can either be paid quarterly in arrears or added to the outstanding loan amount. The Facility will mature in 5.5 years and can be prepaid without penalty at any time following the second anniversary of the closing date.

In addition to a second lien on all of the Company’s assets behind the first lien held by Capital One, N.A., the principal lender to NSBF, Summit was given second-lien secured guarantees by each of the Company’s principal subsidiaries: NTS and Universal Processing Services of Wisconsin, LLC, as well as certain other smaller subsidiaries. In addition, the Company issued to Summit a warrant representing the right to purchase 1,696,810 common shares, or 4.4% of the Company’s current outstanding common equity. The warrant is exercisable at $0.02 per share, included registration rights and anti-dilution protection, which has been subsequently removed. Summit is prohibited from selling any common shares it receives on exercise of the warrant for a period of 24 months following the closing; provided, however, that if the Company’s common shares trade at or above $2.25 per share for a period of fifteen consecutive days, Summit will have the ability to sell the common shares. Any sales by Summit will be subject to a right of first refusal in favor of the Company. The Facility calls for financial covenants such as minimum EBITDA, maximum capital expenditures, minimum unrestricted cash and cash equivalents, minimum tangible net worth and maximum leverage. As of December 31, 2013, the Company was in compliance with the financial covenants set in this line.

In February 2011, NBC entered into a three year line of credit with Sterling in an amount up to $10,000,000. In December 2012, an amendment was signed providing that upon the occurrence of certain events, the maximum amount of the line of credit under the Agreement can be increased from $10,000,000 to $15,000,000 at a later date upon NBC’s request. The Amendment also extended the maturity date from February 28, 2014 to February 28, 2016. This facility is and will be used to purchase receivables and for other working capital purposes. The interest rate is set at 5.00% or Prime plus 2.00%, whichever is higher, with interest on the line to be paid monthly in arrears. The line is and will be collateralized by the receivables purchased, as well as all other assets of NBC. The line is guaranteed by the Company; in addition, the Company deposited $750,000 with Sterling to collateralize the guarantee. The agreement includes such financial covenants as minimum tangible net worth and maximum leverage ratio. The Company is subject to meeting a maximum leverage ratio test and a future net loss test. As of December 31, 2013, the Company was in compliance with the financial covenants set in this line.

In April 2010 NTS closed a five year term loan with Capital One, N.A., which is collateralized by all of NTS’s assets and Newtek guarantees the repayment obligations. The interest rate is variable based on the monthly London Interbank Offered Rate (“LIBOR”) rate plus 4.25% or Prime plus 2.25%, but no lower than 5.75%, with interest paid in arrears along with each monthly principal payment due. The agreement includes such financial covenants at the parent company level with its consolidated subsidiaries of a minimum fixed charge coverage ratio, minimum EBITDA requirements and minimum cash requirements held at Capital One. As of December 31, 2013, the Company was in compliance with the financial covenants set in this line.

Securitization Transactions

In December 2010, NSBF created a financing channel for the sale of the unguaranteed portions of SBA 7(a) loans held on its books. NSBF transferred the unguaranteed portions of SBA loans of $19,615,000, and an additional $3,000,000 in loans issued subsequent to the transaction, to a special purpose entity created for this purpose, Newtek Small Business Loan Trust 2010-1 (the “Trust”), which in turn issued notes (the “securitization notes”) for the par amount of $16,000,000 against the assets in a private placement. The Trust is only permitted to purchase the unguaranteed portion of SBA 7(a) loans, issue asset-backed securities, and make payments on the securities. The Trust issued a single series of securitization notes to pay for the unguaranteed portions it acquired from NSBF and will be dissolved when those securities have been paid in full. The primary source for repayment of the securitization notes is the cash flows generated from the unguaranteed portion of SBA 7(a) loans now owned by the Trust; principal on the securitization notes will be paid by cash flow in excess of that needed to pay various fees related to the operation of the Trust and interest on the debt. The securitization notes have an expected maturity of about five years based on the expected performance of the underlying collateral and structure of the debt and a legal maturity of 30 years from the date of issuance. The assets of the Trust are legally isolated and are not available to pay NSBF’s creditors. NSBF continues to retain rights to cash reserves and all residual interests in the Trust and will receive servicing income. Proceeds from this transaction were used to repay the Capital One, N.A. loan and for general corporate and lending purposes. Because the Company determined that as the primary beneficiary of the Trust it needed to consolidate the Trust into its financial statements, it continues to recognize the securitization notes in Notes payable. The investors and the Trust have no recourse to any of NSBF’s other assets for failure if the Trust has insufficient funds to pay its obligations when due; however, NSBF’s parent, Newtek, has provided a limited guaranty to the investors in the Trust in an amount not to exceed 10% of the original issuance amount (or $1,600,000), to be used after all of the assets of the Trust have been exhausted. The notes were issued with an “AA” rating from S&P based on the underlying collateral.

In December 2011, NSBF entered into a Supplemental Indenture by which the original $16,000,000 of securitization notes were amended to reflect a new principal amount of $12,880,000, as a result of principal payments made, and additional notes were issued in an initial principal amount of $14,899,000, so that the initial aggregate principal amount of all notes as of December 31, 2011 totaled $27,779,000. The notes are backed by approximately $40,500,000 of the unguaranteed portions of loans originated, and include an additional $5,000,000 to be originated and issued to the Trust by NSBF under the SBA loan program. The notes retained their AA rating under S&P, and the final maturity date of the amended notes is March 22, 2037. The proceeds of the transaction have been and will be used to repay debt and originate new loans.

In March 2013, NSBF transferred the unguaranteed portions of SBA loans of $23,569,000, and an additional $5,900,000 in loans issued subsequent to the transaction, to a special purpose entity Newtek Small Business Loan Trust 2013-1 (the “Trust”). The Trust in turn issued securitization notes for the par amount of $20,909,000 against the assets in a private placement. The notes received an “A” rating by S&P; and the final maturity date of the amended notes is June 25, 2038. The proceeds of the transaction have been and will be used to repay debt and originate new loans.

In December 2013, NSBF completed an additional transaction whereby the unguaranteed portions of SBA loans of $23,947,000, and an additional $3,642,000 in loans issued subsequent to the transaction, was transferred to a Trust. The Trust in turn issued securitization notes for the par amount of $24,433,000 against the assets in a private placement. The notes received an “A” rating by S&P, and the final maturity date of the amended notes is April 25, 2039. The proceeds of the transaction have been and will be used to repay debt and originate new loans.

Tabular Disclosure of Contractual Obligations

The following chart represents Newtek’s obligations and commitments as of December 31, 2013, other than Capco debt repayment discussed above, for future cash payments under debt, lease and employment agreements (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year		1-3 years		3-5 years	More than 5 years
Bank Notes Payable (a)	$42,568	22,242	(b)(c)	20,326	(d)	—	—
Securitization Notes Payable (e)	60,140	—		—		—	60,140
Capital Leases	642	235		406		1	—
Operating Leases	6,170	3,081		2,142		841	106
Employment Agreements	289	289		—		—	—

Totals	$109,809	$25,847		$22,874		$842	$60,246

(a)	Interest rates range from 4.25% to 15.00%.
(b)	Includes:

Capital One term note payable at NTS with an original balance of $2,101,000 payable over a five year period commencing in 2010. As of December 31, 2013, the amount outstanding was approximately $590,000.

(c)	Includes:

$21,261,000 Capital One guaranteed line and $4,691,000 Capital One unguaranteed line, both of which are payable at SBF and are due May 31, 2015 and thereafter convert to a three year term loan. Also includes the $10,000,000 Sterling line, which matures in February 2016. As of December 31, 2013, the combined amount outstanding on the Capital One lines was approximately $25,951,000, and the balance outstanding on the Sterling line was $6,026,000.

(d)	Includes:

$10,000,000, or $8,650,000 net of discount, Second Lien Credit Facility issued by Summit Partners Credit Advisors, L.P

(e)	Includes:

$61,039,000, or $60,140,000 net of discount, of securitization notes with a legal maturity of 30 years bearing interest at the rate of 3.90%; actual principal payments will be paid by cash flow in excess of that needed to pay various fees related to the operation of the Trust and interest on the debt.

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

Our Capcos had arranged for the repayment of a portion of the Capco notes by The National Union Fire Insurance Company of Pittsburgh and The American International Specialty Lines Insurance Company, both affiliates of Chartis, Inc. As of December 31, 2013, all of the required cash payments have been made by these insurers for all of the Capcos. The balance of the repayment obligations for all of our Capcos will result from the availability to the investors of the state tax credits.

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

Impairment of Goodwill: Management of the Company considers the following to be some examples of important indicators that may trigger an impairment review outside its annual goodwill impairment review: (i) significant under-performance or loss of key contracts acquired in an acquisition relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the acquired assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in our stock price for a sustained period of time; and (vi) regulatory changes. In assessing the recoverability of our goodwill and intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The fair value of an asset could vary, depending upon the estimating method employed, as well as assumptions made. This may result in a possible impairment of the intangible assets and/or goodwill, or alternatively an acceleration in amortization expense. For the years ended December 31, 2013 and 2012, the goodwill was determined to not be impaired.

SBA Loans Held for Investment: For loans that completed funding before October 1, 2010, SBA loans held for investment are reported at their outstanding unpaid principal balances adjusted for charge-offs, net deferred loan origination costs and the allowance for loan losses. For loans that completed funding on or after October 1, 2010, management elected to fair value SBA loans held for investment within the fair value hierarchy that prioritizes observable and unobservable inputs utilizing Level 3 unobservable inputs which reflect the Company’s own expectations about the assumptions that market participants would use in pricing the asset (including assumptions about risk). Prior to 2013, the Company determined fair value based on its securitization pricing, as well as internal quantitative data on the portfolio with respect to historical default rates and future expected losses, and now uses a discounted cash flow method, which includes assumptions for cumulative default rates, prepayment speeds, servicing cost and a market yield. If a loan measured at fair value is subsequently impaired, then the fair value of the loan is measured based on the present value of expected future cash flows discounted at the loan’s market interest rate, or the fair value less estimated costs to sell, of the collateral if the loan is collateral dependent. Because the loans bear interest at a variable rate, NSBF does not have to factor in interest rate risk.

Allowance for SBA Loan Losses: For loans funded before October 1, 2010, the allowance for loan losses is established by management through provisions for loan losses charged against income. The amount of the allowance for loan losses is inherently subjective, as it requires making material estimates which may vary from actual results. Management’s ongoing estimates of the allowance for loan losses are particularly affected by the changing composition of the loan portfolio over the last few years as well as other portfolio characteristics, such as industry concentrations and loan collateral. The adequacy of the allowance for loan losses is reviewed by management on a monthly basis at a minimum, and as adjustments become necessary, are reflected in operations during the periods in which they become known. Considerations in this evaluation include past and anticipated loss experience, risks inherent in the current portfolio and evaluation of real estate collateral as well as current economic conditions. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb estimated loan losses inherent in the Company’s entire loan portfolio. The allowance consists of specific and general reserves. The specific reserve relates to loans that are classified as either loss, doubtful, substandard or special mention, that are considered impaired. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general reserve covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

For loans funded on or after October 1, 2010, the loan is reported at its fair value. Changes in the value of the loan, whether performing or impaired, are reported as a net change in the fair value of SBA loans held for investment.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement, and includes troubled debt restructuring. Other factors considered by management in determining impairment include payment status and collateral value. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s market interest rate, or the fair value of the collateral less estimated costs to sell, if the loan is collateral dependent. Impaired loans for which the carrying amount is based on fair value of the underlying collateral are included in assets and reported at estimated fair value on a non-recurring basis, both at initial recognition of impairment and on an on-going basis until recovery or charge-off of the loan amount. The determination of impairment involves management’s judgment in the use of market data and third party estimates regarding collateral values. For loans funded before October 1, 2010, the impairment of a loan resulted in management establishing an allowance for loan losses through provisions for loan losses charged against income; for subsequent loans at fair value, impairment results in a net change in the fair value of SBA loans held for investment. Amounts deemed to be uncollectible are charged against the allowance for loan losses or reduces the fair value and subsequent recoveries, if any, are credited to the allowance or increases the fair value.

The Company’s charge-off policy is based on a loan-by-loan review for which the estimated uncollectible portion of nonperforming loans is charged off against the corresponding loan receivable and the allowance for possible loan losses or against the reduction in fair value.

Troubled Debt Restructured Loans: A loan is considered a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulties that leads to a restructuring that the Company would not otherwise consider. Concessions per ASC Topic 310, Receivables, may include rate reductions, principal forgiveness, extension of the maturity date and other actions to minimize potential losses. All TDRs are modified loans; however, not all modified loans are TDRs.

The Company reviews its modified loans for TDR Classification. When a borrower is granted extended time to pay and there is no other concessions as to rate reductions or principal, the loan remains an accrual loan. Certain time extensions based on the time value of money require reserves to be established despite no interruption on payments being made. In the case of a default, the loan becomes non-accrual and reviewed by committee for adequate specific reserves to that loan.

SBA Loans Held for Sale: For guaranteed portions funded, but not yet traded at each measurement date, management elected to fair value SBA loans held for sale within the fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value utilizing Level 2 assets. These inputs include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or have values determined using a pricing model with inputs that are observable in the market. The secondary market for the guaranteed portions is extremely robust with broker dealers acting as primary dealers. NSBF sells regularly into the market and can quickly price its loans held for sale. The Company values the guaranteed portion based on observable market prices for similar assets.

Securitization Activities: NSBF engaged in securitizations of the unguaranteed portions of its SBA 7(a) loans. Because the transfer of these assets did not meet the criteria of a sale, these transactions were treated as a secured borrowings. NSBF continues to recognize the assets of the secured borrowing in loans held for investment and recognize the associated financing in Note payable – Securitization trust VIE.

Sales and Servicing of SBA Loans: NSBF originates loans to customers under the SBA program that generally provides for SBA guarantees of 50% to 90% of each loan, subject to a maximum guarantee amount. This guaranteed portion is generally sold to a third party via an SBA regulated secondary market transaction utilizing SBA Form 1086 for a price equal to the guaranteed loan amount plus a premium that includes both an upfront cash payment and the fair value servicing assets recorded in conjunction with the loan sale. Prior to October 1, 2010, NSBF recognized the revenue item “Premium on loan sales” net of capitalized loan expenses and the discount on the retained unguaranteed portion; subsequent to the adoption of fair value of SBA 7(a) loans on October 1, 2010, NSBF recognizes premium on loan sales as equal to the cash premium plus the fair value of the servicing asset. Revenue is recognized on the trade date of the guaranteed portion.

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

Subsequent measurements of each class of servicing assets and liabilities may use either the amortization method or the fair value measurement method. NSBF has chosen to apply the amortization method to its servicing asset, amortizing the asset in proportion to, and over the period of, the estimated future net servicing income on the underlying sold guaranteed portion of the loans and assessing the servicing asset for impairment based on fair value at each reporting date. In the event future prepayments are significant or impairments are incurred and future expected cash flows are inadequate to cover the unamortized servicing assets, accelerated amortization or impairment charges would be recognized. In evaluating and measuring impairment of servicing assets, NSBF stratifies its servicing assets based on year of loan and loan term which are the key risk characteristics of the underlying loan pools. The Company uses an independent valuation specialist to estimate the fair value of the servicing asset by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that NSBF believes market participants would use for similar assets. If NSBF determines that the impairment for a stratum is temporary, a valuation allowance is recognized through a charge to current earnings for the amount the amortized balance exceeds the current fair value. If the fair value of the stratum were to later increase, the valuation allowance may be reduced as a recovery. However, if NSBF determines that impairment for a stratum is other than temporary, the value of the servicing asset and any related valuation allowance is written-down.

Management’s impairment analysis indicated no valuation adjustment for 2013 and 2012.

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

New Accounting Standards

In July 2013, the FASB issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The amendments in ASU 2013-11 are intended to end inconsistent practices regarding the presentation of unrecognized tax benefits on the balance sheet. An entity will be required to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This standard became effective for annual reporting periods beginning after December 15, 2013, and did not have a material impact on the Company’s Consolidated Financial Statements or disclosures.

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The update clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The ASU is effective for fiscal years and interim periods beginning after December 15, 2014. The adoption of this ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements or disclosures.

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

We do not have significant exposure to changing interest rates on invested cash which was approximately $29,385,000 at December 31, 2013. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions with ratings from S&P of A- or better. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of December 31, 2013, cash deposits in excess of FDIC and SIPC insurance totaled approximately $10,802,000 and funds held in U.S. Treasury only money market funds or equivalents in excess of SIPC insurance totaled approximately $44,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and related notes begin on Page F-1, which are included in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) On May 23, 2013, the Company acting through its Board of Directors and the Audit Committee of the Board terminated the services of CohnReznick LLP, its previous independent accountant.

The reports prepared by CohnReznick LLP on the financial statements of the Company for the past two years and any subsequent interim period did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope or accounting principles. During said two year period and any subsequent interim period there were (i) no disagreements between CohnReznick LLP and the Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to CohnReznick LLP’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company’s financial statements for such period; and (ii) no “reportable events” as the term is described in Item 304(a)(1)(iv) of Regulation SK.

A copy of this disclosure has been provided to CohnReznick LLP for its review prior to its filing with the Commission and the Company has asked that it furnish the Company with a letter addressed to the Securities and Exchange Commission containing any new information, clarification of the Company’s expression of their views, or the respects in which it does not agree with the statements made above. A copy of that letter, dated May 23, 2013, was filed as Exhibit 16.1 to the Current Report on Form 8K as filed on May 28, 2013.

(b) On May 23, 2013, the Company acting though its Board of Directors and the Audit Committee of the Board authorized the engagement of the firm of McGladrey LLP (“McGladrey”) as its independent accountant. During the fiscal years ended December 31, 2012 and 2011 and through May 23, 2013, the Company has not consulted with McGladrey regarding either (i) the application of accounting principles to any specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereto), or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Accounting Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer (Principal Executive Officer) and Chief Accounting Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report and provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Change in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our assessment, we have concluded that Newtek Business Services, Inc. maintained effective internal control over financial reporting as of December 31, 2013, based on criteria in Internal Control-Integrated Framework issued by the COSO. As a smaller reporting company, the effectiveness of Newtek Business Services, Inc.’s internal control over financial reporting is not required to be audited by our independent registered public accounting firm.

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

David C. Beck	Age: 71	Director since: 2002

Mr. Beck has been Managing Director of Copia Capital, LLC (“Copia”), a private equity investment firm, since September 1998. Prior to founding Copia, Mr. Beck was CEO of Universal Savings Bank, Milwaukee, WI and First Interstate Corporation of Wisconsin, a publicly traded company. Mr. Beck also served as Chairman of Universal Savings Bank’s holding company, Universal Saving Banc Holdings, Inc., from November 2002 until September 2009. He is a certified public accountant. Mr. Beck’s more than 30 years’ experience in the financial services industry qualifies him to serve on our board of directors. His experience and insight gained as a managing director of a private equity firm also provide a significant addition to the board of directors.

Sam Kirschner	Age 65	Director since: 2010

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

Salvatore F. Mulia	Age: 66	Director since: 2005

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

Barry Sloane	Age: 54	Director since: 1999

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

During the fiscal year ended December 31, 2013, the Board of Directors held a total of seven meetings. Each director attended at least 75% of the total number of meetings of the Board of Directors and at least 75% of the meetings of all committees on which he served.

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

The Board of Directors’ Audit Committee consists of Messrs. Beck as Chair, Mulia and Kirschner and operates pursuant to its written charter. The Audit Committee held 10 meetings during the year ended December 31, 2013. The Audit Committee is authorized to examine and approve the audit report prepared by the independent auditors of the Company, to review and select the independent auditors to be engaged by the Company, to review the internal audit function and internal accounting controls and to review and approve conflict of interest or related party transactions and audit policies.

Director Beck, Chair of the Audit Committee, has been determined by the Board of Directors to be a “financial expert” and “independent” under applicable rules of the SEC and NASDAQ. In addition, the Board of Directors has determined that all members of the audit committee are “financially literate” as that term is defined by applicable NASDAQ and SEC rules.

The Company’s Compensation, Corporate Governance and Nominating Committee consists of Messrs. Mulia, as Chair, Beck and Kirschner, all of whom are “non-employee directors” within the meaning of the SEC rules. The Compensation, Corporate Governance and Nominating Committee evaluates the compensation and benefits of the directors, officers and employees, recommends changes, and monitors and evaluates employee performance. The Compensation, Corporate Governance and Nominating Committee did not meet during the year ended December 31, 2013 as meetings were scheduled in late 2012 or early 2014 to address compensation and bonus matters for the 2013 year. The Compensation, Corporate Governance and Nominating Committee is generally responsible for identifying corporate governance issues, creating corporate governance policies, identifying and recommending potential candidates for election to the Board and reviewing executive and director compensation and performance.

Director Independence

The Board of Directors is required by the Governance Guidelines to have a majority of members who meet the applicable independence requirements of the NASDAQ and any applicable rule or law. Each of the following non-employee directors is independent and has no relationship to the Company, except as a director and shareholder.

David C. Beck

Salvatore F. Mulia

Sam Kirschner

The Board of Directors has determined that each of its directors, with the exception of Mr. Sloane, qualifies as “independent” as defined by applicable NASDAQ and SEC rules. In making this determination, the Board has concluded that none of these members has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. It is the policy of the Board of Directors to hold executive sessions of the independent directors meeting without management at regular intervals and as requested by a director. David C. Beck presides over these meetings of the independent directors. All members of the Board of Directors are encouraged to attend the Annual Meeting of Shareholders. In 2013, Mr. Sloane attended the Annual Meeting of shareholders and, Mr. Kirschner, Mr. Beck and Mr. Mulia attended by telephone.

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

At the end of each year, management and the Board jointly develop a list of major risks that the company prioritizes in the following year. In 2013 the Board focused on the following areas of risk:

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

The Company pays gross residuals to an independent sales organization (“ISO”) controlled by a major shareholder and former president of the Company, Jeffrey G. Rubin. The ISO earns gross residual payments on the merchant processing revenue generated for the Company, and in turn pays commissions to its sales representatives as well as other operating expenses. Gross residuals paid by the Company to the ISO for the years ended December 31, 2013, 2012 and 2011 were approximately $3,636,000, $3,155,000 and $1,649,000, respectively. We anticipate that Mr. Rubin and his related entities will continue to earn gross residual profits on the merchant processing revenue he generated for the Company in 2014.

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

To the Company’s knowledge, based solely on Forms 3 and 4, and amendments to such forms, provided to the Company by its directors and executive officers and greater than 10% shareholders during 2013, all such required reports were timely filed.

Director Compensation

The Board has adopted a plan for compensation of non-employee directors which gives effect to the time and effort required of each of them in the performance of their duties. During 2013 compensation was paid in cash and restricted stock and is set forth in the table below. Since November 10, 2010, Directors are paid the following annual fees:

•	for participation on the Board: $50,000;

•	as chair of a Committee: $20,000;

•	as a committee member: $5,000.

Director Summary Compensation Table (1)

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David C. Beck	75,000	45,750	—	—	—	—	120,750
Salvatore F. Mulia	75,000	45,750	—	—	—	—	120,750
Sam Kirschner	60,000	45,750	—	—	—	—	105,750

(1)	Barry Sloane, the Company’s Chairman, Chief Executive Officer and President, is not included in this table as he was an employee of the Company in 2013 and thus received no compensation for his services as a Director. The compensation received by Mr. Sloane as an employee of the Company is shown in the Summary Compensation Table below.

ITEM 11. EXECUTIVE COMPENSATION

The executive officers of Newtek, and their ages, as of December 31, 2013, are as follows:

Name	Age	Position

Barry Sloane	54	Chairman, Chief Executive Officer, and Secretary

Craig J. Brunet	65	Executive Vice President, Chief Information Officer

Jennifer Eddelson	41	Executive Vice President, Chief Accounting Officer

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

Jennifer Eddelson is a certified public accountant licensed in the state of New York and has served as Executive Vice President and Chief Accounting Officer of Newtek Business Services, Inc. since July 1, 2011. Previously Jennifer was employed by the Company since 2004 as Corporate Controller, Vice President of Financial Reporting since 2006, and in these and her current capacities has had a principal responsibility for the development and implementation of the Company’s accounting policies and practices. Previously, Ms. Eddelson practiced as a certified public accountant for eight years with Janover, LLC, a public accounting firm located in New York, primarily in the audit and tax area. Ms. Eddelson is a member of the NYS Society of CPAs and a member of the AICPA.

The individuals who served as the Company’s Chief Executive Officer, Chief Information Officer and Chief Accounting Officer during 2013, as well as the other individuals included in the Summary Compensation Table below, are referred to below as the “named executive officers.”

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

For the year ended December 31, 2013, the principal components of compensation for named executive officers were:

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

Benefits and Perquisites

Our executives are generally not entitled to benefits that are not available to all of our employees. In this regard, it should be noted that we do not provide pension arrangements, post-retirement health coverage or similar benefits for our executives or employees. The Committee periodically reviews the levels of benefits provided to executive officers. The named executive officers participate in the Company’s 401(k) savings plan and other benefit plans on the same basis as other similarly situated employees. The Company has adopted a match for the Company’s 401(k) savings plan which consists of a discretionary match of 50% of the first 2% of employee contributions up to a maximum of 1% of the employee’s compensation. At the Company’ discretion the match may be in the form of cash or Company Common Shares. In 2013, a match of $136,976 in Common Shares was approved and will be paid in March 2014.

The perquisites we provided in fiscal 2013 are as follows. We paid the premiums on life insurance policies for and certain travel costs for Mr. Sloane the Chief Executive Officer in the amount of $4,385.

Compensation of the Chief Executive Officer

The Committee determined the compensation for Barry Sloane, Chairman, Chief Executive Officer and President for 2013. While recognizing the Chief Executive Officer’s leadership in building a highly talented management team and in driving the Company forward, Mr. Sloane’s salary was increased to $400,000 in March 2013. Mr. Sloane earned a $100,000 bonus for 2013 (to be paid in March 2014), a $300,000 bonus earned in 2012 and paid in 2012 and a $100,000 bonus earned in 2011 and paid in 2012. In addition Mr. Sloane received a grant of 75,000 Common Shares in 2013 which will vest in May 2016, and he received 400,000 Common Shares in 2011 which will vest in July 2014, with a value as of the date of award of $139,500 and $680,000, respectively. The Committee has determined that this salary and bonus package is competitive with the labor market median for someone with his skills and talents and is reflective of the Company’s current cash and financial position and the status of the Company’s Common Shares. Mr. Sloane’s base compensation had previously remained unchanged from 2005 through 2012.

Compensation of the Other Named Executive Officers

The Committee approved the 2013 compensation for Craig J. Brunet, Executive Vice President and Chief Information Officer, and Jennifer Eddelson, Executive Vice President and Chief Accounting Officer as recommended to it by the Chief Executive Officer.

Mr. Brunet’s base salary was maintained at $276,000 in 2013, 2012 and 2011. Mr. Brunet did not earn a bonus for 2013. In 2012 Mr. Brunet received an award of 10,000 Common Shares which will vest in May 2016, valued at $18,600 and a cash bonus of $41,400. In 2011, Mr. Brunet was awarded 50,000 Common Shares which will vest in July 2014 valued at $85,000 and did not receive a cash bonus.

Ms. Eddelson’s base salary for 2013 and 2012 was $240,000 and $230,833, respectively, and $92,500 from July 1, 2011 through December 31, 2011. Ms. Eddelson received a $50,000 cash bonus for 2013 (to be paid in March 2014). In 2012 Ms. Eddelson received a cash bonus of $50,000 and an award of 10,000 Common Shares which will vest in May 2016 valued at $18,600. In 2011, Ms. Eddelson received a cash bonus of $35,000 which was paid in 2012, and an award of 35,000 Common Shares which vest in July 2014, valued at $56,000.

The Chief Executive Officer and the Committee have determined that these compensation packages are competitive with the labor market median for managers with their skills and talents and are reflective of the Company’s current cash and financial position and the status of the Company’s Common Shares.

Conclusion

Attracting and retaining talented and motivated management and employees is essential to creating long-term shareholder value. Offering a competitive, performance-based compensation program helps to achieve this objective by aligning the interests of the executive officers and other key employees with those of shareholders. We believe that the Company’s 2013 compensation program met those objectives.

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

COMPENSATION COMMITTEE REPORT

The Compensation, Corporate Governance and Nominating Committee of the Company has reviewed and discussed the foregoing Compensation Discussion and Analysis for fiscal 2013 required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation, Corporate Governance and Nominating Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement.

THE COMPENSATION, CORPORATE GOVERNANCE AND NOMINATING COMMITTEE

Salvatore F. Mulia, Chairman

David C. Beck

Sam Kirschner

SUMMARY COMPENSATION TABLE

The following tables set forth the aggregate compensation earned by the Company’s Chief Executive Officer, Chief Investment Officer and Chief Accounting Officer, and next most highly compensated executive officers during 2013 and the two previous years which we refer to as named executive officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(4)		Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other compensation (in excess of $10,000) ($)	Total ($)
Barry Sloane, CEO	2013 2012 2011	391,667 350,000 350,000	(1)	100,000 300,000 100,000	(9) (3) (2)	— 139,500 680,000	(6) (8)	— — —	— — —	— — —	— — —	491,667 788,750 1,130,000
Craig J. Brunet, EVP and Chief Information Officer	2013 2012 2011	276,000 276,000 276,000		— 41,400 —	(3)	— 18,600 85,000	(6) (8)	— — —	— — —	— — —	— — —	276,000 335,900 361,000
Jennifer Eddelson, EVP and Chief Accounting Officer(5)	2013 2012 2011	240,000 230,833 92,500	(5)	50,000 50,000 35,000	(9) (3) (2)	— 74,600 25,500	(7) (8)	— — —	— — —	— — —	— — —	290,000 355,333 243,833

(1)	Mr. Sloane received an increase in base salary on March 1, 2013.
(2)	Cash bonus awarded for 2011 performance and paid in 2012.
(3)	Cash bonus awarded for 2012 performance and paid in 2012.
(4)	The value reported for Stock and Option Awards is the aggregate grant date fair value of options or stock awards granted to the named executive officers in the years shown, determined in accordance with FASB ASC Topic 718, disregarding adjustments for forfeiture assumptions. The assumptions for making the valuation determinations are set forth in the footnote titled “Stock-Based Compensation” to our financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
(5)	Effective July 1, 2011.
(6)	Stock grant awarded for 2012 performance, granted in 2013.
(7)	$18,600 was for stock grants awarded for 2012 performance, granted in 2013; $56,000 was for stock grants awarded for 2011 performance, granted in 2012.
(8)	Stock grant awarded for 2011 performance, granted in 2012.
(9)	Cash bonus awarded for 2013 performance to be paid in 2014.

Equity Compensation Plans

The following table provides information as of December 31, 2013 with respect to our Common Shares that may be issued under our equity compensation plans.

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation Plans Approved by Stockholders (1)	2,094,970	$1.45	3,081,068

Equity Compensation Plans Not Approved by Stockholders		—	—

Total	2,094,970	$1.45	3,081,068

(1)	Consists of 4,250,000 common shares under the Company’s 2000 Stock Incentive and Deferred Compensation Plan, 1,000,000 common shares under the Company’s 2003 Stock Incentive Plan, and 1,650,000 common shares under the Company’s 2010 Stock Incentive Plan.
(2)	Excludes 1,503,100 restricted stock rights which have a zero exercise price.

GRANTS OF PLAN BASED AWARDS

The following reflects all grants to our named executive officers awarded in the fiscal year ended December 31, 2013, all of which vest on March 1, 2016.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

Barry Sloane, CEO	01/15/2013	—	—	—	—	—	—	75,000	—	—	139,500
Craig J. Brunet, EVP, CIO	01/15/2013	—	—	—	—	—	—	10,000	—	—	18,600
Jennifer C. Eddelson, EVP, CAO	01/15/2013	—	—	—	—	—	—	10,000	—	—	18,600

OUTSTANDING EQUITY AWARDS AT 2013 YEAR END

The following table reflects all outstanding equity awards held by our named executive officers as of December 31, 2013:

	Option Awards (1)						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)

Barry Sloane, CEO									75,000	(2)	139,500
	—		—	—	—	—	—	—	400,000	(3)	680,000
Craig J. Brunet, EVP, CIO									10,000	(2)	18,600
	100,000	(1)			1.57	12/21/15			50,000	(3)	85,000
	100,000	(1)	—	—	1.50	05/18/18	—	—	10,600	(4)	13,250
Jennifer C. Eddelson, EVP, CAO									10,000	(2)	18,600
	10,000	(1)			1.57	12/21/15			35,000	(3)	56,000
	20,000	(1)	—	—	1.50	05/18/18	—	—	15,000	(4)	25,500

(1)	These options are fully vested.
(2)	These Common shares were awarded in 2013 and shall vest on the earliest of the following to occur: (a) March 1, 2016; (b) a Change in Control (as defined in the plan) of the Company; or (c) His/her death or total disability.
(3)	These Common shares were awarded in 2011 and shall vest on the earliest of the following to occur: (a) July 1, 2014; (b) a Change in Control (as defined in the plan) of the Company; or (c) His/her death or total disability.
(4)	These Common shares were awarded in 2010 and shall vest on the earliest of the following to occur: (a) July 1, 2014; (b) a Change in Control (as defined in the plan) of the Company; or (c) His/her death or total disability.

OPTIONS EXERCISED AND STOCK VESTED

There were no stock options exercised nor restricted Common Shares vested during 2013 for the named executive officers.

Employment Agreements

The Company has entered into separate employment agreements with the following three executive officers:

•	Barry Sloane, as Chairman, Chief Executive Officer and Secretary; and

•	Craig J. Brunet, as Executive Vice President and Chief Information Officer; and

•	Jennifer Eddelson, as Executive Vice President and Chief Accounting Officer

Barry Sloane, as Chairman and Chief Executive Officer, is responsible for implementing the policies adopted by the Company’s Board of Directors.

Mr. Sloane’s employment agreement provides for:

•	A twelve month term through March 31, 2015 at an annual base salary of $400,000;

•	at least one annual salary review by the Board of Directors;

•	participation in any discretionary bonus plan established for senior executives;

•	retirement and medical plans, customary fringe benefits, vacation and sick leave; and

•	$2 million of split-dollar life insurance coverage.

Mr. Brunet’s employment agreement provides for:

•	A twelve month term through March 31, 2015 at an annual base salary of $276,000;

•	at least one annual salary review by the Board of Directors;

•	participation in any discretionary bonus plan established for senior executives; and

•	retirement and medical plans, customary fringe benefits, vacation and sick leave.

Ms. Eddelson’s employment agreement provides for:

•	A twelve month term through March 31, 2015 at an annual base salary of $240,000;

•	at least one annual salary review by the Board of Directors;

•	participation in any discretionary bonus plan established for senior executives; and

•	retirement and medical plans, customary fringe benefits, vacation and sick leave.

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

Post Termination Payments

The table below reflects the amount of compensation that would be payable to the executive officers under existing arrangements if the hypothetical termination of employment events described above had occurred on December 31, 2013, given their compensation and service levels as of such date. All payments are payable by the Company in a lump sum unless otherwise noted.

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

The actual amounts that would be paid to our executive officers upon termination of employment can be determined only at the time of their separation from the Company.

	Post Termination Payments
Name	Change in Control	Non-Renewal	Termination without Cause

Barry Sloane, CEO	$1,079,000	$809,250	$1,079,000
Craig Brunet, EVP, CIO	$294,600	$294,600	$294,600
Jennifer Eddelson, EVP, CAO	$258,600	$—	$258,600

Nonqualified Deferred Compensation

The Company did not have any nonqualified deferred compensation in the year ended December 31, 2013.

Pension Benefits

The Company had no obligation under pension benefit plans to the named executive officers as of December 31, 2013.

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

The table below shows the number of our common shares beneficially owned as of March 26, 2014 by:

•	each person or group known by us to beneficially own more than 5% of our outstanding common shares;

•	each director and nominee for director;

•	each executive officer named in the Summary Compensation Table under the heading “Executive Compensation;” and

•	all of our current directors and executive officers of the company as a group.

The number of shares beneficially owned by each 5% holder, director or executive officer is determined by the rules of the SEC, and the information does not necessarily indicate beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the person or entity has sole or shared voting power or investment power and also any shares that the person or entity can acquire within 60 days of February 14, 2014 through the exercise of any stock option or other right. For purposes of computing the percentage of outstanding shares of common shares held by each person or entity, any shares that the person or entity has the right to acquire within 60 days after February 14, 2014 are deemed to be outstanding with respect to such person or entity but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person or entity. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) over the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. As of March 26, 2014, there were 35,438,668 Common Shares issued and outstanding.

Name and Address of Beneficial Owner(1)	Shares Owned	Right to Acquire(2)	Total Beneficial Ownership(3)	Percent of Class

David C. Beck	188,154	39,685	227,839	*
Craig J. Brunet	86,734	200,000	286,734	*
Jennifer C. Eddelson	13,370	30,000	43,370	*
Sam Kirschner	79,303	—	79,303	*
Salvatore F. Mulia	86,625	—	86,625	*
Jeffrey G. Rubin(4)	4,291,505	—	4,291,505	12.11%
Barry Sloane	4,727,464	—	4,727,464	13.34%

All current directors and executive Officers as a group (7 persons)			9,742,840	27.49%

*	Less than 1% of total common shares outstanding as of February 14, 2014
(1)	Unless otherwise stated, the address of each person listed is c/o Newtek Business Services, Inc., 212 W. 35th Street, 2nd floor, New York, New York 10001.
(2)	Number of shares underlying stock options which are exercisable as of February 14, 2014, or which become exercisable 60 days thereafter.
(3)	As of February 14, 2014 except with respect to Mr. Rubin as of March 14, 2007.
(4)	Resigned as President March 7, 2008.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company may from time to time provide business services to executives of the Company or their family members. These transactions are conducted at arm’s length and do not represent a material portion of the Company’s revenues. In particular, the Board considered the compensation paid to Jeffrey G. Rubin and his related entities in connection with Mr. Rubin’s business of acting as an independent service organization in the aggregation of electronic payment processing customers. That review determined that all transactions have been negotiated to be on a fully arm’s length basis consistent with terms generally available in the market for similar transactions.

The Company’s Code of Conduct provides that when any potential conflict exists, it must be properly disclosed and an appropriate determination made by the Company. The Chairman and CEO is ultimately responsible for the determination. The Company’s policies and procedures were followed in connection with all of the above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

McGladrey LLP and CohnReznick LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2013 and December 31, 2012, respectively.

Fees for professional services rendered to the Company by McGladrey LLP during the fiscal year ended December 31, 2013 were as follows (in thousands):

Audit Fees	$570
Audit Related Fees	23
All Other Fees	58

Total Fees	$651

Fees for professional services rendered to the Company by CohnReznick LLP during the fiscal year ended December 31, 2012 were as follows (in thousands):

Audit Fees	$725
Audit Related Fees	60
All Other Fees	—

Total Fees	$785

Audit Fees: The audit fees for the fiscal years ended December 31, 2013 and 2012 were for professional services rendered in connection with the audits of the Company’s annual financial statements, assistance with review of documents filed with the SEC, consents and other services required to be performed by our independent registered public accounting firm.

Audit-Related Fees: All other fees billed to the Company by McGladrey LLP and CohnReznick LLP during the fiscal years ended December 31, 2013 and 2012 for non-audit services and assurance and related services for attestations not required by law.

Tax Fees: No fees were billed to the Company by McGladrey LLP and CohnReznick LLP during the fiscal years ended December 31, 2013 and 2012 for professional services rendered in connection with tax compliance, tax advice, and tax planning.

All Other Fees: None.

In accordance with the Audit Committee Charter, all of the foregoing audit and non-audit fees paid to and the related services provided by McGladrey LLP and CohnReznick LLP were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial Statements.

(a)(2)	Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Newtek Business Services, Inc., as amended (Incorporated by reference herein to Exhibit 3.1 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010).

3.2	Bylaws of Newtek Business Services, Inc. (Incorporated by reference to Exhibit 3.2 to Newtek’s Registration Statement on Form S-4, No. 333-115615, filed August 11, 2000).

10.1	Employment Agreement with Barry Sloane, dated March 31, 2014.

10.2	Employment Agreement with Craig J. Brunet, dated March 18, 2014.

10.3	Employment Agreement with Jennifer C. Eddelson, dated March 17, 2014.

10.4	Lease and Master Services Agreement dated March 15, 2007 between CrystalTech Web Hosting, Inc. and i/o Data Centers (Incorporated by reference to Exhibit 10.4 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 15, 2007).

10.5.1	Loan and Security Agreement, dated as of April 30, 2010, between CrystalTech Web Hosting, Inc., Newtek Small Business Finance, Inc. and Capital One, N.A. (Incorporated by reference herein to Exhibit 10.16.1 to Newtek’s Current Report on Form 8-K, filed May 4, 2010).

10.5.2	Guaranty of Payment and Performance, dated as of April 30, 2010, between Newtek Business Services, Inc. and Capital One Bank, N.A. (Incorporated by reference herein to Exhibit 10.16.2 to Newtek’s Current Report on Form 8-K, filed May 4, 2010).

10.6.1	Newtek Business Services, Inc. 2010 Stock Incentive Plan (Incorporated by reference herein to Exhibit 10.17 to Newtek’s Current Report on Form 8-K, filed June 14, 2010).

10.6.2	Form of ISO Stock Option Agreement for Newtek’s 2010 Stock Incentive Plan (Incorporated by reference herein to Exhibit 10.17.2 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010).

10.6.3	Form of Non-ISO Stock Option Agreement for Newtek’s 2010 Stock Incentive Plan (Incorporated by reference herein to Exhibit 10.17.3 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010).

10.6.4	Form of Stock Appreciation Rights Agreement for Newtek’s 2010 Stock Incentive Plan (Incorporated by reference herein to Exhibit 10.17.4 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010.

10.6.5	Form of Restricted Share Award Agreement for Newtek’s 2010 Stock Incentive Plan (Incorporated by reference herein to Exhibit 10.17.5 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010.)

10.7.1	Loan and Security Agreement, dated as of December 15, 2010, between Newtek Small Business Finance, Inc. and Capital One Bank, N.A. (Incorporated by reference herein to Exhibit 10.18.1 to Newtek’s Current Report on Form 8-K, filed December 20, 2010, as amended on March 2, 2011).

10.7.2	Guaranty Agreement, dated as of December 15, 2010, between Newtek Business Services, Inc. and Capital One Bank, N.A. (Incorporated by reference herein to Exhibit 10.18.2 to Newtek’s Current Report on Form 8-K, filed December 20, 2010, as amended on March 2, 2011).

10.7.3	Amended and Restated Loan and Security Agreement, dated as of June 16, 2011, by and between Newtek Small Business Finance, Inc. and Capital One, N.A. (Incorporated by reference herein to Exhibit 10.8.3 to Newtek’s Current Report on Form 8-K, filed June 21, 2011).

10.7.4	Amended and Restated Guaranty of Payment and Performance, dated as of June 16, 2011, by and between Newtek Business Services, Inc., and Capital One, N.A. (Incorporated by reference herein to Exhibit 10.8.4 to Newtek’s Current Report on Form 8-K, filed June 21, 2011).

10.7.5	Amendment to Loan Documents, dated October 6, 2011, by and among Newtek Small Business Finance, Inc., Capital One Bank, N.A. and each of the guarantors listed on the signature pages thereto (Incorporated by reference herein to Exhibit 10.8.5 to Newtek’s Current Report on Form 8-K, filed October 11, 2011).

10.8.1	Newtek Small Business Loan Trust Class A Notes, dated December 22, 2010 (Incorporated by reference herein to Exhibit 10.19.1 to Newtek’s Current Report on Form 8-K, filed December 23, 2010).

10.8.2	Amended Newtek Small Business Loan Trust Class A Notes, dated December 29, 2011 (Incorporated by reference herein to Exhibit 10.19.2 to Newtek’s Current Report on Form 8-K, filed January 5, 2012).

10.8.3	Additional Newtek Small Business Loan Trust Class A Notes, dated December 29, 2011 (Incorporated by reference herein to Exhibit 10.19.3 to Newtek’s Current Report on Form 8-K, filed January 5, 2012).

10.9.1	Loan and Security Agreement, dated as of February 28, 2011, by and between CDS Business Services, Inc. and Sterling National Bank (Incorporated by reference herein to Exhibit 10.10.1 to Newtek’s Current Report on Form 8-K, filed March 3, 2011).

10.9.2	Guaranty, dated as of February 28, 2011, by and between Newtek Business Services, Inc. and Sterling National Bank (Incorporated by reference herein to Exhibit 10.10.2 to Newtek’s Current Report on Form 8-K, filed March 3, 2011).

10.9.3	Amendment No. 1, dated December 5, 2012, to Loan and Security Agreement, dated as of February 28, 2011, by and between CDS Business Services, Inc. and Sterling National Bank (Incorporated by reference herein to Exhibit 10.9.3 to Newtek’s Current Report on Form 8-K, filed December 11, 2012).

10.10.1	Credit Agreement by and between Newtek Business Services, Inc. and Several Lenders dated as of April 25, 2012 (Incorporated by reference to Exhibit 10.10.1 to Newtek’s Current Report on Form 8-K filed May 1, 2012).

10.10.2	Warrant issued to Summit Partners Credit Advisers, L.P., dated April 25, 2012 (Incorporated by reference to Exhibit 10.10.1 to Newtek’s Current Report on Form 8-K filed May 1, 2012).

21.1	Subsidiaries of the Registrant filed herewith.

23.1	Consent of McGladrey LLP filed herewith.

23.2	Consent of CohnReznick LLP filed herewith.

31.1	Certification by Principal Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as amended filed herewith.

31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as amended filed herewith.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: March 31, 2014	By:	/S/ BARRY SLOANE
Barry Sloane
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2014	By:	/S/ JENNIFER EDDELSON
Jennifer Eddelson
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BARRY SLOANE Barry Sloane	Chairman of the Board, President, Chief Executive Officer and Secretary (Principal Executive Officer)	March 31, 2014

/S/ JENNIFER EDDELSON Jennifer Eddelson	Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2014

/S/ DAVID C. BECK David C. Beck	Director	March 31, 2014

/S/ SALVATORE MULIA Salvatore Mulia	Director	March 31, 2014

/S/ SAMUEL KIRSCHNER Samuel Kirschner	Director	March 31, 2014

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Newtek Business Services, Inc.

We have audited the accompanying consolidated balance sheet of Newtek Business Services, Inc. and Subsidiaries as of December 31, 2013, and the related statements of income, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Newtek Business Services, Inc. and Subsidiaries as of December 31, 2012, and for the years ended December 31, 2012 and 2011 were audited by other auditors and whose report, dated April 1, 2013, expressed an unqualified opinion on those statements.

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

In our opinion, the 2013 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Newtek Business Services, Inc. and Subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

McGladrey LLP

New York, NY
March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Newtek Business Services, Inc.

We have audited the accompanying consolidated balance sheet of Newtek Business Services, Inc. and Subsidiaries as of December 31, 2012, and the related consolidated statements of income, changes in equity and cash flows for the years ended December 31, 2012 and 2011. Newtek Business Services, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Newtek Business Services, Inc. and Subsidiaries as of December 31, 2012, and their results of operations and cash flows for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP
Jericho, New York
April 1, 2013

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In Thousands, except for Per Share Data)

	2013	2012	2011

Operating revenues:
Electronic payment processing	$89,651	$85,483	$82,473
Web hosting and design	17,375	18,208	19,181
Premium income	19,456	12,367	12,468
Interest income	4,838	3,422	2,629
Servicing fee income – NSBF portfolio	2,769	2,298	1,635
Servicing fee income – external portfolios	3,796	4,564	1,466
Income from tax credits	113	522	1,390
Insurance commissions	1,737	1,205	1,071
Other income	3,858	3,061	3,026

Total operating revenues	143,593	131,130	125,339

Net change in fair value of:
SBA loans	(1,226)	(1,013)	(5,493)

Warrants	—	(111)	—

Credits in lieu of cash and notes payable in credits in lieu of cash	21	3	(131)

Total net change in fair value	(1,205)	(1,121)	(5,624)

Operating expenses:
Electronic payment processing costs	75,761	72,183	69,389
Salaries and benefits	24,360	22,314	21,042
Interest	5,863	4,495	3,416
Depreciation and amortization	3,284	3,036	3,955
Provision for loan losses	1,322	810	763
Lease restructuring charges	—	—	990
Other general and administrative costs	20,729	17,732	18,132

Total operating expenses	131,319	120,570	117,687

Income before income taxes	11,069	9,439	2,028
Provision (benefit) for income taxes	3,918	3,882	(1,195)

Net income	7,151	5,557	3,223
Net loss attributable to non-controlling interests	377	86	112

Net income attributable to Newtek Business Services, Inc.	$7,528	$5,643	$3,335

Weighted average common shares outstanding:

Basic	35,295	35,523	35,706

Diluted	37,905	36,747	36,073

Basic income per share	$0.21	$0.16	$0.09

Diluted income per share	$0.20	$0.15	$0.09

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

(In Thousands, except for Per Share Data)

	2013	2012
ASSETS
Cash and cash equivalents	$12,508	$14,229
Restricted cash	16,877	8,456
Broker receivable	13,606	16,698
SBA loans held for investment, net (includes $10,894 and $12,910, respectively related to securitization trust VIE; net of reserve for loan losses of $1,811 and $2,589, respectively)	10,689	14,647
SBA loans held for investment, at fair value (includes $74,387 and $22,931, respectively, related to securitization trust VIE)	78,951	43,055
Accounts receivable (net of allowance of $871 and $561, respectively)	11,602	10,871
SBA loans held for sale, at fair value	4,734	896
Prepaid expenses and other assets, net (includes $2,187 and $1,123, respectively, related to securitization trust VIE)	18,549	11,014
Servicing assets (net of accumulated amortization and allowances of $7,909 and $6,755, respectively)	6,776	4,682
Fixed assets (net of accumulated depreciation and amortization of $10,547 and $10,885, respectively)	3,741	3,523
Intangible assets (net of accumulated amortization of $2,243 and $5,591, respectively)	1,240	1,558
Credits in lieu of cash	3,641	8,703
Goodwill	12,092	12,092
Deferred tax asset, net	3,606	2,318

Total assets	$198,612	$152,742

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$14,688	$11,206
Notes payable	41,218	39,823
Note payable – Securitization trust VIE	60,140	22,039
Capital lease obligation	642	632
Deferred revenue	1,274	1,437
Notes payable in credits in lieu of cash	3,641	8,703

Total liabilities	121,603	83,840

Commitments and contingencies

Equity:
Newtek Business Services, Inc stockholders’ equity:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, 36,913 issued; 35,385 and 35,178 outstanding, respectively, not including 83 shares held in escrow)	738	738
Additional paid-in capital	61,349	60,609
Retained earnings	14,536	7,008
Treasury stock, at cost (1,528 and 1,735 shares, respectively)	(1,279)	(1,508)

Total Newtek Business Services, Inc. stockholders’ equity	75,344	66,847
Non-controlling interests	1,665	2,055

Total equity	77,009	68,902

Total liabilities and equity	$198,612	$152,742

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In Thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Number of Shares of Treasury Stock	Treasury Stock	Non- controlling Interest	Total
Balance at December 31, 2010	36,701	$734	$57,650	$(3,436)	1,035	$(663)	$1,309	$55,594
Issuance of treasury shares	—	—	27	—	(49)	59	—	86
Purchase of treasury shares	—	—	—	—	13	(16)	—	(16)
Grant of restricted stock award	—	—	479	—	—	—	—	479
Purchase of non-controlling interest	—	—	(196)	—	—	—	(17)	(213)
Net income	—	—	—	3,335	—	—	(112)	3,223

Balance at December 31, 2011	36,701	734	57,960	(101)	999	(620)	1,180	59,153
Cumulative-effect adjustment, consolidation of Expo	—	—	—	1,466	—	—	2,290	3,756
Deconsolidation of non-controlling interest for Expo’s interest in subsidiary	—	—	(231)	—	—	—	(768)	(999)
Expiration of subsidiary non-controlling interest warrants	—	—	337	—	—	—	(337)	—
Exercise of options	212	4	—	—	—	—	—	4
Issuance of treasury shares	—	—	25	—	(67)	79	—	104
Purchase of treasury shares	—	—	—	—	803	(967)	—	(967)
Grant of restricted stock award	—	—	499	—	—	—	—	499
Issuance of warrant to Summit	—	—	2,070	—	—	—	—	2,070
Purchase of non-controlling interest	—	—	(51)	—	—	—	(224)	(275)
Net income	—	—	—	5,643	—	—	(86)	5,557

Balance at December 31, 2012	36,913	738	60,609	7,008	1,735	(1,508)	2,055	68,902
Issuance of restricted stock	—	—	—	—	(15)	—	—	—
Grant of restricted stock awards	—	—	800	—	—	—	—	800
Forfeitures of restricted stock	—	—	(8)	—	—	—	—	(8)
Issuance of treasury shares	—	—	47	—	(49)	59	—	106
Exercise of stock options	—	—	33	—	(143)	170	—	203
Purchase of non-controlling interest	—	—	(132)	—	—	—	(13)	(145)
Net income	—	—	—	7,528	—	—	(377)	7,151

Balance at December 31, 2013	36,913	$738	$61,349	$14,536	1,528	$(1,279)	$1,665	$77,009

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In Thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$7,151	$5,557	$3,223
Adjustments to reconcile net income to net cash provided by (used in) provided by operating activities:
Income from tax credits	(113)	(522)	(1,390)
Accretion of interest expense	135	525	1,259
Fair value adjustments on SBA loans	1,226	1,013	5,493
Fair value adjustment of credits in lieu of cash and notes payable in credits in lieu of cash	(21)	(3)	131
Fair value adjustment on warrants	—	111	—
Deferred income taxes	(1,289)	(2,245)	(2,873)
Depreciation and amortization	3,284	3,036	3,955
Accretion of discount	515	247	—
Provision for loan losses	1,322	810	763
Lease restructuring charges	—	(291)	990
Other, net	1,929	946	394
Changes in operating assets and liabilities:
Originations of SBA loans held for sale	(135,167)	(83,349)	(74,546)
Originations of SBA loans transferred, subject to premium recourse	—	—	(274)
Proceeds from sale of SBA loans held for sale	131,733	84,743	73,871
Proceeds from sale of SBA loans, achieving sale status	—	—	27,855
Liability on SBA loans transferred, subject to premium recourse	—	—	(30,783)
Broker receivable	3,092	(11,788)	7,148
Accounts receivable	(1,278)	(2,766)	(513)
Prepaid expenses, accrued interest receivable and other assets	(7,450)	3,245	(3,093)
Accounts payable, accrued expenses, other liabilities and deferred revenue	3,717	(597)	2,782
Other, net	(3,812)	(3,026)	(2,987)

Net cash provided by (used in) operating activities	4,974	(4,354)	11,405

Cash flows from investing activities:
Investments in qualified businesses	—	(1,651)	—
Returns of investments in qualified businesses	1,532	233	242
Purchase of fixed assets and customer accounts	(2,032)	(3,055)	(1,498)
SBA loans originated for investment, net	(42,885)	(24,190)	(22,269)
Payments received on SBA loans	7,409	4,999	4,672
Change in restricted cash	—	1,441	1,239
Purchase of non-controlling interest	(145)	(275)	(196)

Net cash used in investing activities	(36,121)	(22,498)	(17,810)

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In Thousands)

	2013	2012	2011
Cash flows from financing activities:
Net borrowings on bank lines of credit	$1,450	$18,387	$1,033
Increase in cash due to consolidation of new subsidiary	—	2,763	—
Proceeds from term loan	—	10,000	—
Payments on bank term note payable	(417)	(417)	(417)
Payments on senior notes	(7,522)	(4,561)	(2,821)
Issuance of senior notes, net of issuance costs	45,343	—	13,513
Change in restricted cash due to debt refinancing	—	—	(750)
Change in restricted cash related to securitization	(7,769)	5,053	(2,954)
Additions to deferred financing costs	(1,867)	(1,246)	—
Proceeds from exercise of stock options	198	—	—
Purchase of treasury shares	—	(967)	(16)
Other, net	10	868	(364)

Net cash provided by financing activities	29,426	29,880	7,224

Net (decrease) increase in cash and cash equivalents	(1,721)	3,028	819
Cash and cash equivalents—beginning of year	14,229	11,201	10,382

Cash and cash equivalents—end of year	$12,508	$14,229	$11,201

Supplemental disclosure of cash flow activities:
Cash paid for interest	$3,986	$2,844	$1,346

Cash paid for taxes	$5,783	$5,402	$1,280

Non-cash investing and financing activities:
Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$5,182	$9,362	$19,482

Additional paid in capital, upon acquisition of subsidiaries non-controlling interests	$129	$—	$—

Conversion of loans held for investment to other real estate owned	$625	$426	$241

Addition to assets and liabilities on January 1, 2012 as a result of consolidation of Exponential of New York, LLC
Assets	$—	$2,763	$—
Liabilities	—	7	—
Equity	$—	$2,756	$—

Addition to additional paid-in capital for warrants expired previously attributable to non-controlling interests	$—	$338	$—

Initial allocation of value issued to warrants issued in financing transaction	$—	$1,959	$—

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

Sales and Servicing of SBA Loans: NSBF originates loans to customers under the SBA program that generally provides for SBA guarantees of 75% to 90% of each loan, subject to a maximum guarantee amount. This guaranteed portion is generally sold to a third party via an SBA regulated secondary market transaction utilizing SBA Form 1086 for a price equal to the guaranteed loan amount plus a premium. Prior to October 1, 2010, NSBF recognized the revenue item “Premium on loan sales” net of capitalized loan expenses and the discount on the retained unguaranteed portion; subsequent to the adoption of fair value of SBA 7(a) loans on October 1, 2010, NSBF recognizes premium on loan sales as equal to the cash premium plus the fair value of the initial servicing asset. Revenue is recognized on the trade date of the guaranteed portion.

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

Subsequent measurements of each class of servicing assets and liabilities may use either the amortization method or the fair value measurement method. NSBF has chosen to apply the amortization method to its servicing asset, amortizing the asset in proportion to, and over the period of, the estimated future net servicing income on the underlying sold guaranteed portion of the loans and assessing the servicing asset for impairment based on fair value at each reporting date. In the event future prepayments are significant or impairments are incurred and future expected cash flows are inadequate to cover the unamortized servicing assets, accelerated amortization or impairment charges would be recognized. In evaluating and measuring impairment of servicing assets, NSBF stratifies its servicing assets based on year of loan and loan term which are the key risk characteristics of the underlying loan pools. The Company uses an independent valuation specialist to estimate the fair value of the servicing asset by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that NSBF believes market participants would use for similar assets. If NSBF determines that the impairment for a stratum is temporary, a valuation allowance is recognized through a charge to current earnings for the amount the amortized balance exceeds the current fair value. If the fair value of the stratum were to later increase, the valuation allowance may be reduced as a recovery. However, if NSBF determines that impairment for a stratum is other than temporary, the value of the servicing asset and any related valuation allowance is written-down.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held almost exclusively at financial institutions with ratings from S&P of A- or better. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of December 31, 2013, cash deposits in excess of FDIC deposit insurance and SIPC insurance totaled approximately $10,802,000 and funds held in U.S. Treasury only money market funds or equivalents in excess of SIPC insurance totaled approximately $44,000.

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

(In thousands):	2013	2012
Electronic payment processing	$573	$387
Small business finance	12,829	4,955
All other	2,475	279
Corporate activities	989	986
Capcos	11	1,849

Totals	$16,877	$8,456

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

Allowance for Doubtful Accounts—Purchased Receivables

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

SBA Loans Held for Investment

For loans that completed funding before October 1, 2010, SBA loans held for investment are reported at their outstanding unpaid principal balances adjusted for charge-offs, net deferred loan origination costs and the allowance for loan losses. For loans that completed funding on or after October 1, 2010, management elected to fair value SBA loans held for investment within the fair value hierarchy that prioritizes observable and unobservable inputs utilizing Level 3 unobservable inputs which reflect the Company’s own expectations about the assumptions that market participants would use in pricing the asset (including assumptions about risk). Prior to 2013, the Company determined fair value based on its securitization pricing, as well as internal quantitative data on the portfolio with respect to historical default rates and future expected losses, and now uses a discounted cash flow method, which includes assumptions for cumulative default rates, prepayment speeds, servicing cost and a market yield.

If a loan measured at fair value is subsequently impaired, then the fair value of the loan is measured based on the present value of expected future cash flows discounted at the loan’s market interest rate, or the fair value of the collateral less estimated costs to sell, if the loan is collateral dependent. The significant unobservable inputs used in the fair value measurement of the impaired loans involve management’s judgment in the use of market data and third party estimates regarding collateral values. Such estimates are further discounted by 20% - 80% to reflect the cost of liquidating the various assets under collateral. Any subsequent increases or decreases in any of the inputs would result in a corresponding decrease or increase in the reserve for loan loss or fair value of SBA loans, depending on whether the loan was originated prior or subsequent to October 1, 2010. Because the loans bear interest at a variable rate, NSBF does not have to factor in interest rate risk.

Allowance for SBA Loan Losses

For loans funded before October 1, 2010, the allowance for loan losses is established by management through provisions for loan losses charged against income. The amount of the allowance for loan losses is inherently subjective, as it requires making material estimates which may vary from actual results. Management’s ongoing estimates of the allowance for loan losses are particularly affected by the changing composition of the loan portfolio over the last few years as well as other portfolio characteristics, such as industry concentrations and loan collateral. The adequacy of the allowance for loan losses is reviewed by management on a monthly basis at a minimum, and as adjustments become necessary, are reflected in operations during the periods in which they become known. Considerations in this evaluation include past and anticipated loss experience, risks inherent in the current portfolio and evaluation of real estate collateral as well as current economic conditions. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb estimated loan losses inherent in the Company’s entire loan portfolio. The allowance consists of specific and general reserves. The specific reserve relates to loans that are classified as either loss, doubtful, substandard or special mention that are considered impaired. An allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

Loans funded on or after October 1, 2010 are recorded at fair value. Changes in the value of such loans, whether performing or impaired, are reported as a net change in the fair value of SBA loans held for investment in the consolidated statement of operations.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement, and includes TDRs. Other factors considered by management in determining impairment include payment status and collateral value. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s market interest rate, or the fair value of the collateral less estimated costs to sell, if the loan is collateral dependent. Impaired loans for which the carrying amount is based on fair value of the underlying collateral are included in assets and reported at estimated fair value on a non-recurring basis, both at initial recognition of impairment and on an on-going basis until recovery or charge-off of the loan amount. The determination of impairment involves management’s judgment in the use of market data and third party estimates regarding collateral values. For loans funded before October 1, 2010, the impairment of a loan resulted in management establishing an allowance for loan losses through provisions for loan losses charged against income; for subsequent loans at fair value, impairment results in a net change in the fair value of SBA loans held for investment. Amounts deemed to be uncollectible are charged against the allowance for loan losses or reduces the fair value and subsequent recoveries, if any, are credited to the allowance or increases the fair value.

The Company’s charge-off policy is based on a loan-by-loan review for which the estimated uncollectible portion of nonperforming loans is charged off against the corresponding loan receivable and the allowance for possible loan losses or against the reduction in fair value.

Troubled Debt Restructured Loans

A loan is considered a TDR when a borrower is experiencing financial difficulties that leads to a restructuring that the Company would not otherwise consider. Concessions per ASC Topic 310, Receivables, may include rate reductions, principal forgiveness, extension of the maturity date and other actions to minimize potential losses. All TDRs are modified loans; however, not all modified loans are TDRs.

The Company reviews its modified loans for TDR Classification. When a borrower is granted extended time to pay and there is no other concessions as to rate reductions or principal, the loan remains an accrual loan. Certain time extensions based on the time value of money require reserves to be established despite no interruption on payments being made. In the case of a default, the loan becomes non-accrual and reviewed by committee for adequate specific reserves to that loan.

SBA Loans Held For Sale

For guaranteed portions funded, but not yet traded at each measurement date, management elected to fair value SBA loans held for sale within the fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value utilizing Level 2 assets. These inputs include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or have values determined using a pricing model with inputs that are observable in the market. The secondary market for the guaranteed portions is extremely robust with broker dealers acting as primary dealers. NSBF sells regularly into the market and can quickly price its loans held for sale. The Company values the guaranteed portion based on observable market prices for similar assets.

Loans receivable held for sale are sold with the servicing rights retained by the Company. For loans funded prior to October 1, 2010, gains on sales of loans are recognized based on the difference between the selling price and the carrying value of the related loans sold. Unamortized net deferred loan origination costs are recognized as a component of gain on sale of loans. For loans funded on or after October 1, 2010, premium on loan sales is equal to the cash premium plus the fair value of the servicing asset while reversing the fair value gain previously recorded.

Fixed Assets

Fixed assets, which are comprised of furniture and fixtures and computer office equipment, building and improvements, are stated at cost less accumulated depreciation and amortization. Depreciation of fixed assets is provided on a straight-line basis using estimated useful lives of the related assets. Amortization of leasehold improvements is provided on a straight-line basis using the lesser of the useful life of the asset or lease term. Useful lives of assets are: computer software, website development, and servers and storage (three years), computer and office equipment and furniture and fixtures (generally three to five years).

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

Securitization Activities

NSBF engaged in securitization transactions of the unguaranteed portions of its SBA 7(a) loans in 2010, 2011 and 2013. Because the transfer of these assets did not meet the criteria of a sale for accounting purposes, it was treated as a secured borrowing. NSBF continues to recognize the assets of the secured borrowing in Loans held for investment and the associated financing in Notes payable on the consolidated balance sheets.

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

The Company’s U.S. Federal and state income tax returns prior to fiscal year 2009 are closed, and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

Fair Value of Financial Instruments

As required by ASU Topic 825, Financial Instruments, the estimated fair values of financial instruments must be disclosed. Excluding fixed assets, intangible assets, goodwill, and prepaid expenses and other assets (excluding as noted below), substantially all of the Company’s assets and liabilities are considered financial instruments as defined under this standard. Fair value estimates are subjective in nature and are dependent on a number of significant assumptions associated with each instrument or group of similar instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows and relevant available market information.

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

New Accounting Standards

In July 2013, the FASB issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The amendments in ASU 2013-11 are intended to end inconsistent practices regarding the presentation of unrecognized tax benefits on the balance sheet. An entity will be required to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This standard became effective for annual reporting periods beginning after December 15, 2013, and did not have a material impact on the Company’s Consolidated Financial Statements or disclosures.

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The update clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The ASU is effective for fiscal years and interim periods beginning after December 15, 2014. The adoption of this ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements or disclosures.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In thousands):

	Fair Value Measurements at December 31, 2013 Using:
(In thousands):	Total	Level 1		Level 2	Level 3	Total Gains and (Losses)

Assets

Credits in lieu of cash	$3,641		$—	$3,641	$—	$—
SBA loans held for investment	78,951		—	—	78,951	(1,629)

SBA loans held for sale	4,734		—	4,734	—	403

Total assets	$87,326	$		$8,375	$78,951	$(1,226)

Liabilities

Notes payable in credits in lieu of cash	$3,641		$—	$3,641	$—	$21

Total liabilities	$3,641		$—	$3,641	$—	$21

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In thousands):

	Fair Value Measurements at December 31, 2012 Using:
(In thousands):	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)

Assets

Credits in lieu of cash	$8,703	$—	$8,703	$—	$—
SBA loans held for investment	43,055	—	—	43,055	(851)

SBA loans held for sale	896	—	896	—	(162)

Total assets	$52,654	$—	$9,599	$43,055	$(1,013)

Liabilities

Notes payable in credits in lieu of cash	$8,703	$—	$8,703	$—	$3

Warrants	—	—	—	—	(111)

Total liabilities	$8,703	$—	$8,703	$—	$(108)

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

On December 31, 2012, the yield on the Chartis Note Basket was 1.72%. As of December 31, 2013, the date the Company revalued the asset and liability, the yields on the Chartis notes averaged 1.49% reflecting changes in interest rates in the marketplace. This decrease in yield increased both the fair value of the credits in lieu of cash and the fair value of the notes payable in credits in lieu of cash. The Company decreased the value of the credits in lieu of cash to equal the value of the notes payable in credits in lieu of cash because the credits in lieu of cash can only be used to satisfy the liability and must equal the value of the notes payable in credits in lieu of cash at all times. The net change in fair value reported in the Company’s consolidated statements of income for the year ended December 31, 2013 was a gain of $21,000.

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

In determining the net change in fair value of loans held for investment for the year ended December 31, 2013, the Company used a discounted cash flow model which incorporated a series of expected future cash flows for the performing SBA 7(a) loan portfolio, and discounts those cash flows at a market clearing yield of 5.38%. The key assumptions used in the model are considered unobservable inputs and include anticipated prepayment speeds, cumulative default rates, the cost of loan servicing, and Prime rate expectations. The Company used an assumed prepayment speed of 10% based on current market conditions and historical experience for the loan portfolio, against a prepayment curve developed from NSBF historical experience to calculate expected loan prepayments in a given year. Defaults are defined as any loan placed on non-accrual status as of December 31, 2013. The default rate, defined as the percent of loan balance that will enter final liquidation in a given year, was estimated to be 25%, and was derived from NSBF historical experience. The mix of NSBF’s loan portfolio continues to shift from start-up businesses, to predominately originating to existing businesses. Our historical default and loss rates demonstrate that this particular segment (i.e. Existing Business) of our SBA loan portfolio continues to experience the lowest rate of defaults and ultimate losses over our nine year history of originating loans. When computing the cumulative default rate to be applied to the performing portfolio loan balances, the Company excluded the last three years of originations as those loans have not seasoned yet. The discounted cash flow resulted in a price equivalent of 93.99% of the par amount on our loans held for investment.

If a loan measured at fair value is subsequently impaired, then the fair value of the loan is measured based on the present value of expected future cash flows discounted at the loan’s market interest rate, or the fair value of the collateral less estimated costs to sell, if the loan is collateral dependent. The significant unobservable inputs used in the fair value measurement of the impaired loans involve management’s judgment in the use of market data and third party estimates regarding collateral values. Such estimates are further discounted by 20% - 80% to reflect the cost of liquidating the various assets under collateral. Any subsequent increases or decreases in any of the inputs would result in a corresponding decrease or increase in the reserve for loan loss or fair value of SBA loans, depending on whether the loan was originated prior or subsequent to October 1, 2010. Because the loans bear interest at a variable rate, NSBF does not have to factor in interest rate risk.

Below is a summary of the activity in SBA loans held for investment, at fair value (in thousands):

	December 31, 2013	December 31, 2012
Balance, beginning of year	$43,055	$21,857
SBA loans held for investment, originated	42,773	24,076
Loans transferred to other real estate owned	(362)	—
Payments received	(4,886)	(2,027)
Fair value loss	(1,629)	(851)

Balance, end of year	$78,951	$43,055

SBA Loans Held For Sale

For guaranteed portions funded, but not yet traded at each measurement date, management elected to fair value SBA loans held for sale within the fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value utilizing Level 2 assets. These inputs include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or have values determined using a pricing model with inputs that are observable in the market. The secondary market for the guaranteed portions is extremely robust with broker dealers acting as primary dealers. NSBF sells regularly into the market and can quickly price its loans held for sale. The Company values the guaranteed portion based on market prices equal to the guaranteed loan amount plus a premium that includes both an upfront cash payment (utilizing quoted prices) and the value of a stream of payments representing servicing income received in excess of NSBF’s servicing cost (valued using a pricing model with inputs that are observable in the market).

Other Fair Value Measurements

Assets Measured at Fair Value on a Non-recurring Basis are as follows (In thousands):

	Fair Value Measurements at December 31, 2013 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets

Impaired loans	$3,441	$—	$—	$3,441	$(1,022)

Other real-estate owned	798	—	798	—	(182)

Total assets	$4,239	$—	$798	$3,441	$(1,204)

Assets Measured at Fair Value on a Non-recurring Basis are as follows (In thousands):

	Fair Value Measurements at December 31, 2012 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets

Impaired loans	$6,965	$—	$—	$6,965	$(810)

Other real-estate owned	534	—	534	—	(168)

Total assets	$7,499	$—	$534	$6,965	$(978)

Impaired loans

Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s market interest rate, or the fair value of the collateral if the loan is collateral dependent. Impaired loans for which the carrying amount is based on fair value of the underlying collateral less estimated costs to sell, are included in assets and such fair value estimates are performed on a non-recurring basis, both at initial recognition of impairment and on an on-going basis until recovery or charge-off of the loan amount. The significant unobservable inputs used in the fair value measurement of the impaired loans involve management’s judgment in the use of market data and third party estimates regarding collateral values. Such estimates are further discounted by 20% - 80% to reflect the cost of liquidating the various assets under collateral. Valuations in the level of impaired loans and corresponding impairment affect the level of the reserve for loan losses. Any subsequent increases or decreases in any of the inputs would result in a corresponding decrease or increase in the reserve for loan loss or fair value of SBA loans, depending on whether the loan was originated prior or subsequent to October 1, 2010.

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

NOTE 4—CREDITS IN LIEU OF CASH:

As discussed in Note 3, the Company adopted fair value option for financial assets and financial liabilities concurrent with its adoption of fair value accounting for certain of its assets and liabilities. Following is a summary of the credits in lieu of cash balance as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Balance, beginning of year	$8,703	$16,948
Add: Income from tax credit accretion (at fair value)	113	522
Less: Deliveries made	(5,182)	(9,362)
Fair value adjustment	7	595

Balance, end of year	$3,641	$8,703

NOTE 5—SBA LOANS:

SBA loans are well diversified throughout numerous industries, but have a small concentration in the restaurant industry, as well as geographic concentrations in several states as noted in the table below. On October 1, 2010, the Company elected to utilize the fair value option for SBA loans funded on or after that date creating a new loan pool, SBA loans held for investment, at fair value. The components of SBA loans held for investment, at fair value, and SBA loans held for investment, net, as of December 31, 2013 and 2012 are as follows (in thousands):

	2013 Fair Value	2013 Cost Basis	2012 Fair Value	2012 Cost Basis
Gross loans receivable	$83,988	$13,341	$46,585	$18,315
Less: Allowance for loan losses	—	(1,811)	—	(2,589)
Less: Deferred origination fees, net	—	(841)	—	(1,079)
Less: Fair value adjustment	(5,037)	—	(3,530)	—

Total	$78,951	$10,689	$43,055	$14,647

Below is a summary of the activity in the allowance for loan losses, cost basis, for the years ended December 31, 2013 and 2012 (in thousands):

Allowance for loan losses, cost basis:	2013	2012
Balance, beginning of year	$2,589	$2,900
Provision for loan losses	1,322	810
Loans charged-off	(2,144)	(1,169)
Recoveries	44	48

Balance, end of year	$1,811	$2,589

Individually evaluated for impairment	$1,609	$2,204
Collectively evaluated for impairment	202	385

Balance, end of year	$1,811	$2,589

Total loans, cost basis
Individually evaluated for impairment	$3,466	$5,753
Collectively evaluated for impairment	9,875	12,562

Balance, end of year	$13,341	$18,315

The contractual maturities of SBA loans held for investment are as follows (in thousands):

	2013 Fair Value	2013 Cost Basis	2012 Fair Value	2012 Cost Basis
Due in one year or less	$—	$319	$—	$40
Due between one and five years	—	4,509	—	4,534
Due after five years	83,988	8,513	46,585	13,741

Total loans receivable, gross	$83,988	$13,341	$46,585	$18,315

The payment status of gross SBA loans held for investment at December 31, 2013 and 2012 are as follows:

	(in thousands)
Days Past Due	2013	2012
Current	$84,809	$52,556
30 – 89	4,842	4,251
> 90	—	1,128
Non-accrual	7,678	6,965

Balance (net)	$97,329	$64,900

The outstanding balances of loans past due over 90 days and still accruing interest as of December 31, 2012 totaled $1,128,000; there were no performing loans past due over 90 days and still accruing interest as of December 31, 2013.

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

Risk ratings are refreshed as appropriate based upon considerations such as market conditions, loan characteristics, and portfolio trends. The Company’s gross SBA loans held for investment recorded at cost by credit quality indicator at December 31, 2013 and 2012 are as follows:

	(in thousands)
Risk Rating	2013	2012
Acceptable	$7,420	$9,153
Other assets special mention	2,234	2,926
Substandard	3,283	5,894
Doubtful	395	333
Loss	9	9

Balance	$13,341	$18,315

All loans are priced at the Prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with the Company. As of December 31, 2013 and 2012, net SBA loans receivable held for investment with adjustable interest rates totaled $91,083,000 and $58,382,000, respectively.

For the years ended December 31, 2013 and 2012, the Company funded $177,941,000 and $107,425,000 in loans and sold approximately $131,733,000 and $84,743,000 of the guaranteed portion of the loans, respectively. Receivables from loans traded but not settled of $13,606,000 and $16,698,000 as of December 31, 2013 and 2012, respectively, are presented as broker receivable in the accompanying consolidated balance sheets.

As of December 31, 2013, $23,623,000 of the guaranteed portion of SBA loans and $12,695,000 of the unguaranteed portion of SBA loans collateralized the current outstanding balance on the Company’s line of credit with Capital One and $60,140,000 of the unguaranteed portions of SBA loans transferred via our securitization transaction collateralized the notes issued by the Trust.

Loans by industry and geographic concentration that accounted for more than 5% of the outstanding gross loans receivable held for investment balance as of December 31, 2013 and 2012 were as follows (in thousands):

	2013		2012
Industry
Restaurants	$4,688	*	$4,569

State
New York	$12,813		$8,178
Florida	9,280		7,161
Connecticut	7,275		3,433
Texas	6,957		5,056
Pennsylvania	6,470		3,453
Georgia	6,450		4,579
California	6,140		4,584
New Jersey	5,488		5,624

(*)	Amounts shown for comparative purposes and represent less than 5%.

At December 31, 2013 and 2012, total impaired loans amounted to $7,678,000 and $6,965,000, respectively, of which $4,212,000 and $1,212,000 were on a fair value basis at December 31, 2013 and 2012, respectively. For the years ended December 31, 2013 and 2012, the average balance of impaired loans was $6,887,000 and $6,935,000, and approximately $1,609,000 and $2,204,000 in specific reserves included in the allowance for loan losses and $163,000 and $126,000 of SBA fair value discount were allocated against such impaired loans, respectively.

Had interest on these impaired non-accrual loans been accrued, such interest would have totaled $434,000 and $407,000 for 2013 and 2012, respectively. Interest income, which is recognized on a cash basis, related to the impaired non-accrual loans for the years ended December 31, 2013 and 2012, was not material.

The Company had loans renegotiated in troubled debt restructurings of $3,409,000 as of December 31, 2013, of which $1,332,000 was included in non-accrual loans and $2,077,000 was on accrual status. The Company had loans renegotiated in TDRs of $2,661,000 as of December 31, 2012, of which $750,000 was included in non-accrual loans and $1,911,000 was on accrual status. The Company has no commitments to loan additional funds to borrowers whose existing loans have been modified in TDR. An analysis of loans restructured in TDR for the years ended December 31, 2013 and 2012 is as follows (in thousands):

Type of Concession	Loans Restructured - 2013		Loans Restructured - 2012
	Number of Notes	Principal Balance at Restructure Date	Number of Notes	Principal Balance at Restructure Date
Payment reduction / Interest-only period	4	$425	11	$428

TDRs that return to a non-performing status post-modification are considered redefaulted loans and are treated in the same manner as other non-performing loans in the portfolio. For the year ending December 31, 2013, the Company had 3 TDR loans that subsequently defaulted with a corresponding principal balance of approximately $11,000, and resulted in charge-offs of approximately $4,000. For the year ended December 31, 2012, there were 16 redefaulted loans with a corresponding principal balance of approximately $2,504,000; there were no corresponding charge-offs of redefaulted loans during 2012.

NOTE 6—ACCOUNTS RECEIVABLE:

Accounts receivable consists of the following at December 31, 2013 and 2012 (in thousands):

	2013	2012
Purchased receivables	$7,766	$7,617
Electronic payment processing settlement receivables	2,123	2,183
Customer receivables	1,983	1,293
Other receivables	601	339

	12,473	11,432
Allowance for doubtful accounts	(871)	(561)

Total	$11,602	$10,871

NOTE 7—INVESTMENTS IN QUALIFIED BUSINESSES:

Included in prepaid expenses and other assets on the consolidated balance sheets are certain investments in qualified businesses, which are presented separately below between their debt and equity components, and a summary of the activity for the years ended December 31, 2013 and 2012 (in thousands):

At December 31, 2012, held to maturity debt investments comprised three long-term loans totaling $1,532,000 at December 31, 2012 with original principal balances totaling $1,851,000, and interest rates ranging from 4.25% to 6.00%. There were no held to maturity debt investments at December 31, 2013. Following is a summary of activity for the years ended December 31, 2013 and 2012:

	2013	2012
Principal outstanding, beginning of year	$1,532	$13
Investments made	—	1,651
Return of principal, net of recoveries	(1,532)	(132)

Principal outstanding, end of year	$—	$1,532

The Company has a 49% ownership interest in one equity method investment with a balance of $226,000 at December 31, 2013. The original amount invested was $800,000. A summary of activity for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Total equity investments, beginning of year	$175	$131
Equity in earnings	51	44

Total equity investments, end of year	$226	$175

The Company has not guaranteed any obligation of these investees, and the Company is not otherwise committed to provide further financial support for the investees. However, from time-to-time, the Company may decide to provide such additional financial support which, as of December 31, 2013 was zero. Should the Company determine that impairment exists upon its periodic review, and it is deemed to be other than temporary, the Company will write down the recorded value of the asset to its estimated fair value and record a corresponding charge in the consolidated statements of income. During 2012, the Company made additional investments in two held to maturity debt instruments totaling $1,651,000. One of the loans, a $551,000 Bidco investment in an SBA loan, was considered partially funded at December 31, 2012 and was fully funded in 2013. The guaranteed portions of all three of these loans were sold during 2013. During the years ended December 31, 2013 and 2012, the Company received $1,532,000 and $132,000 in principal repayments on its debt investments, respectively.

NOTE 8—SERVICING ASSETS:

The Company reviews capitalized servicing assets for impairment. This review is performed based on risk strata, which are determined on a disaggregated basis given the predominant risk characteristics of the underlying loans. The predominant risk characteristics are loan terms and year of loan origination.

The following summarizes the activity pertaining to servicing assets for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Balance, beginning of year	$4,682	$3,420
Servicing assets capitalized	3,248	2,050
Servicing assets amortized	(1,154)	(788)

Balance, end of year	$6,776	$4,682

For the years ended December 31, 2013, 2012 and 2011, servicing fees received on the Company’s SBA 7(a) originated portfolio totaled $2,769,000, $2,297,000 and $1,629,000, respectively. The Company also performs servicing functions on loans originated by other SBA lenders. The Company does not retain any risk on such portfolios and earns servicing fees based upon a mutually negotiated fee per loan. The total servicing fee income recognized for loans serviced for others in 2013, 2012 and 2011 was $3,796,000, $4,564,000 and $1,466,000, respectively. The carrying value of the capitalized servicing assets were $6,776,000 and $4,682,000 at December 31, 2013 and 2012, respectively, while the estimated fair value of capitalized servicing assets were $7,959,000 and $6,067,000 at December 31, 2013 and 2012, respectively. The estimated fair value of servicing assets at December 31, 2013 was determined using a discount factor that equates the present value of the expected servicing income to the strip multiple method valuation rate of 11%, weighted average prepayment speeds ranging from 0% to 11%, depending upon certain characteristics of the loan portfolio, weighted average life of 5.00 years, and an average default rate of 3%. The estimated fair value of servicing assets at December 31, 2012 was determined using a discount rate of 11%, weighted average prepayment speeds ranging from 1% to 14%, depending upon certain characteristics of the loan portfolio, weighted average life of 5.00 years, and an average default rate of 5%.

The unpaid principal balances of loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others within the NSBF originated portfolio were $372,366,000 and $271,548,000 as of December 31, 2013 and 2012, respectively. The unpaid principal balances of loans serviced for others which were not originated by NSBF and are outside of the Newtek portfolio were $561,092,000 and $176,988,000 as of December 31, 2013 and 2012, respectively.

NOTE 9—FIXED ASSETS:

The Company’s fixed assets are composed of the following at December 31, 2013 and 2012 (in thousands):

	2013	2012
Computer and office equipment	$2,898	$3,045
Furniture and fixtures	666	636
Leasehold improvements	462	384
Computer software and website	4,744	4,174
Computer servers and storage	4,817	5,537
Leased property	701	632

	14,288	14,408
Accumulated depreciation and amortization	(10,547)	(10,885)

Net fixed assets	$3,741	$3,523

Depreciation and amortization expense for fixed assets for the years ended December 31, 2013, 2012 and 2011 was $1,768,000, $1,619,000 and $1,816,000, respectively.

Included in computer software and website are certain costs associated with internally developed software. The following table summarizes the activity for capitalized software development costs for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Balance, beginning of year	$3,499	$3,078
Additions	519	421

Balance, end of year	4,018	3,499
Less: accumulated amortization	(3,317)	(2,803)

Software development costs, net	$701	$696

NOTE 10—GOODWILL AND OTHER INTANGIBLES:

The net carrying value of goodwill as of December 31, 2013 and 2012 by segment is as follows (in thousands):

	2013	2012
Electronic payment processing	$3,004	$3,004
Web hosting	7,203	7,203
Corporate activities	179	179
Small business finance	1,706	1,706

Total goodwill	$12,092	$12,092

Other intangible assets as of December 31, 2013 and 2012 are comprised of the following (in thousands):

	2013	2012
Customer merchant accounts	$2,193	$5,859
Customer insurance accounts	740	740
Trade name (indefinite lived)	550	550

	3,483	7,149
Accumulated amortization	(2,243)	(5,591)

Net intangible assets	$1,240	$1,558

Customer merchant accounts are being amortized over a 55 to 66 month period, and customer insurance accounts are being amortized over a period of 60 months. Other intangibles (excluding the trade name which has an indefinite life and is subject to annual impairment review) are being amortized over a period ranging from 18 to 36 months. Total amortization expense included in the accompanying consolidated statements of income related to intangibles for the years ended December 31, 2013, 2012 and 2011 was $363,000, $629,000 and $1,363,000, respectively.

Total expected amortization expense for the next five fiscal years is as follows (in thousands):

December 31,	Merchant Accounts	Insurance Accounts
2014	$55	$148
2015	23	148
2016	12	148
2017	6	148
2018	2	—

	$98	$592

Based upon the Company’s performance of the impairment tests using the fair value approach of the discounted cash flow method, the Company determined that goodwill was not impaired for the years ended December 31, 2013, 2012 and 2011. For the years ended December 31, 2013, 2012 and 2011, there was no impairment related to its customer merchant and insurance accounts. The Company’s intangible trade name, CrystalTech Web Hosting, has an indefinite life and is assessed annually for impairment.

NOTE 11—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES:

The following table details the components of accounts payable, accrued expenses and other liabilities at December 31, 2013 and 2012 (in thousands):

	2013	2012
Due to participants and SBA (a)	$2,646	$1,961
Due to clients (b)	481	357
Accrued payroll and related expenses	1,865	276
Deferred rent	841	1,293
Chargeback reserves	348	911
Deposits and other reserves	1,939	1,722
Residuals and commissions payable	1,142	1,045
Current tax payable	1,533	502
Other	3,893	3,139

Total accounts payable, accrued expenses and other liabilities	$14,688	$11,206

(a)	Primarily represents loan related remittances received by NSBF, and due to third parties; amounts also classified as restricted cash.
(b)	Composed primarily of discount client holdbacks at CDS which represents the difference between the receivables the Company purchases less the actual amount the Company releases to the client, net of the discount fee and other miscellaneous fees charged to the client.

NOTE 12—NOTES PAYABLE:

At December 31, 2013 and 2012, the Company had long-term debt outstanding comprised of the following (in thousands):

	2013	2012
Notes payable:
Capital One lines of credit (NSBF)
Guaranteed line	$21,261	$12,000
Unguaranteed line	4,691	11,854
Summit Partners Credit Advisors, L.P. (NBS)	8,650	8,288
Sterling National bank line of credit (NBC)	6,026	6,674
Capital One term loan (NTS)	590	1,007

Total notes payable	41,218	39,823
Note payable – Securitization trust VIE	60,140	22,039

Total notes payable	$101,358	$61,862

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

In accordance with ASC 470 and ASC 815, the accounting for these warrants reflects the notion that the consideration received upon issuance must be allocated between the debt and the warrant components based on the fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The warrant was originally recorded as a liability, due to an anti-dilution provision and was marked to market on the first reporting date, or June 30, 2012. The remainder of the proceeds was allocated to the debt instrument portion of the transaction. As such, the note was initially valued at $8,041,000, and the difference of $1,959,000 was allocated to the value of the warrants and recorded as debt discount, which is being amortized over the life of the note using the interest method. Debt discount amortization for the year ended December 31, 2013 was $362,000, and is included in interest expense in the Company’s consolidated statement of income. The warrant was replaced and the anti-dilutive provision was removed to reflect management and Summit’s original understanding and intent related to the warrants. As a result, subsequent to July 1, 2012, the warrants were reclassified to a component of equity and will no longer be marked to market.

Through December 31, 2013, the Company has capitalized $1,180,000 of deferred financing costs attributable to the Summit facility of which $331,000 has been amortized and included in interest expense. The net balance of $849,000 is included in prepaid expenses and other assets in the Company’s consolidated balance sheet.

Total interest expense related to the Summit financing for the year ended December 31, 2013 was $2,085,000, which includes interest, payment-in-kind interest, discount on the valuation of the warrant and amortization of deferred financing costs.

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

As of December 31, 2013 and 2012, NBC had $6,026,000 and $6,674,000 outstanding under the lines of credit. The Sterling interest rate is set at 5.00% or Prime plus 2.00%, whichever is higher, with interest on the line to be paid monthly in arrears. The line is and will be collateralized by the receivables purchased, as well as all other assets of NBC. The line is guaranteed by the Company; in addition, the Company deposited $750,000 with Sterling to collateralize the guarantee. The agreement includes such financial covenants as minimum tangible net worth and maximum leverage ratio. The Company is subject to meeting a maximum leverage ratio test and a future net loss test. As of December 31, 2013, the Company was in compliance with the financial covenants set in this line.

Total interest expense for the years ended December 31, 2013, 2012 and 2011 was approximately $451,000, $333,000 and $283,000, respectively. The weighted average effective interest rate for the year ended December 31, 2013 was 5.85%. Through December 31, 2013, NBC has capitalized $145,000 of deferred financing costs attributable to the Sterling line of which $90,000 has been amortized. The net balance of $55,000 is included in other assets in the accompanying consolidated balance sheet. Amortization for the years ended December 31, 2013, 2012 and 2011 was $25,000, $35,000 and $30,000, respectively, and is included in interest expense in the accompanying consolidated statements of income.

In October 2007, NTS entered into a Loan and Security Agreement with Capital One which provided for a revolving credit facility of up to $10,000,000 available to both NTS and the Company, for a term of two years. The interest rate was LIBOR plus 2.5% and the agreement included a quarterly facility fee equal to 25 basis points on the unused portion of the Revolving Credit calculated as of the end of each calendar quarter. The agreement included such financial covenants as a minimum fixed charge coverage ratio and a maximum funded debt to EBITDA. NTS capitalized $65,000 of deferred financing costs attributable to the Capital One line. In connection with the loan, on October 19, 2007 Newtek Business Services, Inc. entered into a Guaranty of Payment and Performance with Capital One Bank and entered into a Pledge Agreement with Capital One pledging all NTS stock as collateral. In October 2009, the $2,500,000 borrowed under the line of credit converted to a three year term loan, and was subsequently extended to a five year term loan, at the greater of Prime plus 2.50% or 5.75% interest, and maturing on May 1, 2015.

In April 2010, the Company closed two five-year term loans aggregating $14,583,000 with Capital One of which $12,500,000 refinanced Newtek Small Business Finance’s debt to General Electric Commercial Capital (“GE”) and $2,083,000 refinanced the pre-existing term loan between Capital One and NTS. The interest rate on the 2010 NTS term loan is variable based on the monthly LIBOR rate plus 4.25% or Prime plus 2.25%, but no lower than 5.75%. The agreement includes such financial covenants as a minimum fixed charge coverage ratio and minimum EBITDA; the Company guarantees the term loan. The balance of the NTS term loan is included in notes payable on the consolidated balance sheet. As of December 31, 2013 and 2012, $590,000 and $1,007,000 of the note was outstanding, respectively. The weighted average effective interest rate at December 31, 2013 was 5.75%. Interest is paid in arrears along with each monthly principal payment due. Total interest expense for the years ended December 31, 2013, 2012 and 2011 was approximately $46,000, $70,000 and $94,000, respectively. Amortization associated with the deferred financing costs attributable to the Capital One line and term loans for the years ended December 31, 2013, 2012 and 2011 was $9,000, $10,000 and $9,000, respectively, and is included in interest expense in the accompanying consolidated statements of income.

Also in December 2010, NSBF entered into a revolving credit facility with Capital One N.A. for $6,000,000 collateralized by the guaranteed portion of SBA 7(a) loans originated. Upon meeting certain requirements, NSBF has the right to increase the maximum amount under the facility by $6,000,000 which was exercised in March 2011. The credit facility is used to fund those portions of SBA 7(a) loans made by NSBF that are guaranteed by the SBA, with funds received on the sale of those guaranteed portions of the SBA 7(a) loans by NSBF reducing the facility. In June 2011, NSBF obtained from Capital One an increase in its total revolving credit facility from $12,000,000 to $27,000,000. In October 2011, the term of the revolver was extended by nine months through September 2013, at which time the outstanding balance would have been converted into a three year term loan. In July 2013 the SBA lender, received an extension on the maturity of its warehouse lines of credit, totaling $27 million, with Capital One, N.A. from September 30, 2013 to May 31, 2015, at which time the outstanding balance will be converted into a three-year term loan. The extension also enhanced the terms of the credit facilities by removing the $15 million funding sublimit for the non-guaranteed portions of the SBA 7(a) loans NSBF originates, and increasing the advance rate to 55% from 50% for the non-guaranteed portions of the SBA 7(a) loans. As of December 31, 2013 and 2012, NSBF had $25,952,000 and $23,854,000 outstanding under the line of credit. The interest rate on the portion of the facility, collateralized by the government guaranteed portion of SBA 7(a) loans, is set at Prime plus 1.00%, and there is a quarterly facility fee equal to 25 basis points on the unused portion of the revolving credit calculated as of the end of each calendar quarter. The interest rate on the portion of the facility, collateralized by the non-guaranteed portion of SBA 7(a) loans, is set at Prime plus 1.875%, and there is a quarterly facility fee equal to 25 basis points on the unused portion of the revolving credit calculated as of the end of each calendar quarter. The agreement includes financial covenants at the parent company level with its consolidated subsidiaries including a minimum fixed charge coverage ratio, minimum EBITDA requirements and minimum cash requirements held at Capital One. As of December 31, 2013, the Company was in compliance with the financial covenants set in this line.

Total interest expense for the years ended December 31, 2013 and 2012 was $886,000 and $392,000, respectively. Through December 31, 2013, NSBF has capitalized $675,000 of deferred financing costs attributable to the credit line of which $436,000 has been amortized. The balance of $239,000 is included in other assets in the accompanying consolidated balance sheet.

In December 2010, NSBF engaged in a securitization of the unguaranteed portions of its SBA 7(a) loans. In the securitization, it used a special purpose entity (Newtek Small Business Loan Trust 2010-1 or the “Trust”) which is a VIE. Applying the consolidation requirements for VIEs under the accounting rules in ASC Topic 860, Transfers and Servicing, and ASC Topic 810, Consolidation, which became effective January 1, 2010, the Company determined that as the primary beneficiary of the securitization vehicle, based on its power to direct activities through its role as servicer for the Trust and its obligation to absorb losses and right to receive benefits, it needed to consolidate the securitization into its financial statements. NSBF therefore consolidated the entity using the carrying amounts of the Trust’s assets and liabilities. NSBF continues to recognize the assets in loans held for investment and recognize the associated financing in Bank notes payable.

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

In March 2013, the Company completed a third securitization resulting in $20,909,000 of notes being issued in a private placement transaction. The SBA lender transferred the unguaranteed portions of SBA loans in the amount of $23,569,000 and an additional $5,900,000 for new loans to be funded subsequent to the transaction to a special purpose entity, Newtek Small Business Loan Trust 2013-1. The notes received an “A” rating by S&P, and the final maturity date of the notes is June 25, 2038. The proceeds of the transaction have been and will be used to repay debt and originate new loans.

In December 2013, NSBF completed an additional transaction whereby the unguaranteed portions of SBA loans of $23,947,000, and an additional $3,642,000 in loans issued subsequent to the transaction, was transferred to the Trust. The Trust in turn issued securitization notes for the par amount of $24,433,000 against the assets in a private placement. The notes received an “A” rating by S&P, and the final maturity date of the amended notes is April 25, 2039. The proceeds of the transaction have been and will be used to repay debt and originate new loans.

Deferred financing costs associated with the securitization transactions totaled $2,921,000 and $1,516,000 at December 31, 2013 and 2012, respectively, of which $734,000 and $393,000 has been amortized. The net balance of $2,187,000 and $1,123,000 is included in prepaid expenses and other assets on the accompanying consolidated balance sheet. At December 31, 2013 and 2012, the assets (before reserve for loan losses and discount) and liabilities of the consolidated Trust totaled $60,140,000 and $22,039,000, respectively.

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

Total expected principal repayments for the next five fiscal years and thereafter are as follows (in thousands):

December 31,	Notes Payable	Capital Lease	Total
2014	$22,242	$235	$22,477
2015	1,563	249	1,812
2016	7,590	157	7,747
2017	9,823	1	9,824
2018	—	—	—
Thereafter	60,140	—	60,140

	$101,358	$642	$102,000

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

The Capcos, however, are secondarily, or contingently, liable for such payments. The Capco, as a secondary obligor, must assess whether it has a contingency to record on the date of issuance and at every reporting date thereafter until the insurer makes all their required payments. As of December 31, 2013, the insurer has made all of the scheduled cash payments under Coverage A, therefore the contingent liability of the Company has been extinguished.

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

As discussed in Note 3, the Company adopted fair value option for financial assets and liabilities concurrent with its adoption fair value accounting effective January 1, 2008 for valuing Notes payable in lieu of cash with the exception of Wilshire Advisers, LLC. Following is a summary of activity of Notes payable in credits in lieu of cash balance for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Balance, beginning of year	$8,703	$16,948
Add: Accretion of interest expense	113	522
Less: Deliveries of tax credits	(5,182)	(9,362)
Fair value adjustment	7	595

Balance, end of year	$3,641	$8,703

Under the Note agreements, no interest is paid by the Capcos in cash provided that the Certified Investors receive the uninterrupted use of the tax credits. The Certified Investors acknowledge, in the Note agreements, that the insurer is primarily responsible for making the scheduled cash payments as provided in the Notes.

NOTE 14—NON-CONTROLLING INTERESTS:

The following is the aggregate percentage interest of the non-controlling interests as of December 31, 2013 and 2012 (in thousands):

Minority-Owned Entity	% Interest	2013	2012
Wilshire Alabama Partners, LLC	00.6%	$3	$7
Exponential of New York, LLC	61.0%	2,088	2,326
Other (*)	—	(426)	(278)

Total		$1,665	$2,055

*	Other includes non-controlling interests in PMTWorks Payroll, LLC, and Secure Cyber Gateway Services, LLC (“OLS”). During 2013, the Company completed a restructure of equity for OLS, formerly 50.1% minority owned, which included the conversion of $518,000 debt payable to Wilshire Texas Partners, LLC (“WT1”), a related party, in exchange for a new class of non-voting class B preferred stock and an additional 16.8% share of the common interests of OLS.

NOTE 15—COMMITMENTS AND CONTINGENCIES:

Operating and Employment Commitments

The Company leases office space and other office equipment in several states under operating lease agreements which expire at various dates through 2019. Those office space leases which are for more than one year generally contain scheduled rent increases or escalation clauses.

The following summarizes the Company’s obligations and commitments, as of December 31, 2013, for future minimum cash payments required under operating lease and employment agreements (in thousands):

Year	Operating Leases *	Employment Agreements	Total
2014	$3,081	$289	$3,370
2015	1,504	—	1,504
2016	638	—	638
2017	532	—	532
2018	309	—	309
Thereafter	106	—	106

Total	$6,170	$289	$6,459

*	Minimum payments have not been reduced by minimum sublease rentals of $1,933,000 due in the future under non-cancelable subleases.

Rent expense for 2013, 2012 and 2011 was approximately $2,406,000, $2,459,000, and $3,748,000, respectively.

Under the amended terms of a Service Agreement, between UPS and Servicer; and amended terms of Merchant Program Processing Agreement, between UPS, Servicer and one of their sponsoring banks, UPS is required to pay minimum fees of $1,000,000 in total under these agreements during each processing year. The Company’s fee payments for the 12-month period ended December 31, 2013, exceeded the minimum required amount under these agreements.

Under the terms of an Independent Sales Organization Agreement and Member Services Provider Agreement between UPS and one of their sponsoring bank, UPS is required to pay monthly minimum fees of $10,000 during the term of the agreement. The Company exceeded the monthly minimum required amount under the agreement for the year ended December 31, 2013.

Under the amended terms of a Processing Services Agreement between UPS and one of their front-end processors, UPS is required to pay a quarterly minimum of $68,000 during the term of the amended agreement. The Company’s fee payments for the 12-month period ended December 31, 2013, exceeded the minimum required amount under these agreements.

Legal Matters

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

In November 2011, the Newtek Board of Directors adopted a stock buy-back program authorizing management to enter the market to re-purchase up to 1,000,000 of the Company’s common shares. This 1,000,000 share authorization replaces the unexercised portions of two previous authorizations and will terminate in one year. As of December 31, 2013, the Company purchased a total of 802,920 treasury shares under this authorization. The Company reissued 49,241 and 66,760 shares in 2013 and 2012, respectively, in connection with the Company’s 401k match program, and during 2013 reissued 27,780 shares related to the exercise of non-qualified stock options, 115,000 shares related to the exercise of incentive stock options, and 15,000 shares of restricted stock. In addition, 472,814 shares that were held by an affiliate were issued to the Company in 2008 as settlement of an outstanding liability and are being held as treasury shares.

NOTE 17—INCOME PER SHARE:

Basic income per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common share equivalents is included in the calculation of diluted income per share only when the effect of their inclusion would be dilutive (in thousands, except for per share data).

	YEAR ENDED DECEMBER 31,
The calculations of Net Income (Loss) Per Share were:	2013	2012	2011
Numerator:
Numerator for basic and diluted EPS—income available to common stockholders	$7,528	$5,643	$3,335

Denominator:
Denominator for basic EPS—weighted average shares	35,295	35,523	35,706

Denominator for diluted EPS—weighted average shares	37,905	36,747	36,073

Net income per share: Basic	$0.21	$0.16	$0.09

Net income per share: Diluted	$0.20	$0.15	$0.09

The amount of anti-dilutive shares/units excluded from above is as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
Stock options	—	—	856
Warrants	—	50	50
Contingently issuable shares	83	83	83

NOTE 18—INCOME FROM TAX CREDITS:

Each Capco has a contractual arrangement with a particular state or jurisdiction that legally entitles the Capco to earn and deliver tax credits (ranging from 4% to 11% per year) from the state or jurisdiction upon satisfying certain criteria. In fiscal 2013, 2012 and 2011, the Company recognized income from tax credits resulting from the accretion of the discount attributable to tax credits earned in prior years. As the tax credits are delivered to the Certified Investors, the asset balance is offset against notes payable in credits in lieu of cash. As discussed in Note 3, the Company adopted fair value accounting concurrently with the adoption of fair value option for financial assets and financial liabilities on January 1, 2008 to value its credits in lieu of cash balance. As a result, the income from tax credit accretion for the years ended December 31, 2013, 2012 and 2011 has been recorded at fair value. The total income from tax credits recognized in revenues in the consolidated statements of income was $113,000, $522,000, and $1,390,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 19—INCOME TAXES:

Provision (benefit) for income taxes for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	2013	2012	2011
Current:
Federal	$5,075	$4,511	$415
State and local	132	1,519	1,263

	5,207	6,030	1,678

Deferred:
Federal	(1,132)	(1,731)	(2,441)
State and local	(157)	(417)	(432)

	(1,289)	(2,148)	(2,873)

Total provision (benefit) for income taxes	$3,918	$3,882	$(1,195)

Included in the 2013 current state provision is a receivable from state tax refunds in the amount of approximately $1,115,000, which favorably impacted the Company’s effective tax rate by approximately 8.6% for the year ended December 31, 2013. This receivable resulted from the amendment of the 2010, 2011 and 2012 tax returns.

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate (35% in 2013, 35% in 2012, and 34% in 2011) to the provision (benefit) for income taxes for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	2013 Provision	2012 Provision	2011 Benefit
Provision (benefit) for income taxes at U.S. federal statutory rate of 35% (2012) and 34% (2011 and 2010)	$3,874	$3,304	$689
State and local taxes, net of federal benefit	399	720	734
Deferred adjustment true-ups	116	—	—
Permanent differences	91	46	(80)
Deferred tax asset valuation allowance increase (decrease)	178	(185)	(3,056)
Change in NYC valuation allowance	(3,370)	—	—
Deferred rate true up – NYC NOL	3,370	—	—
Other – refund from prior year amended state returns	(639)	—	—
Other	(101)	(3)	518

Total provision (benefit) for income taxes	$3,918	$3,882	$(1,195)

Deferred tax assets and liabilities consisted of the following at December 31, 2013 and 2012 (in thousands):

	2013	2012
Deferred tax assets:
Net operating losses (“NOLs”) and capital losses (excluding New York City NOL)	$3,199	$2,919
New York City NOL	225	4,242
Prepaid insurance	217	472
Loan loss reserves and fair value discounts	2,366	1,300
Flow through of deferred items from investments in qualified businesses	522	522
Deferred compensation	880	599
Loss on investments	—	257
Interest payable in credits in lieu of cash	1,177	1,306
Depreciation and amortization	897	1,383
Other	914	1,323

Total deferred tax assets before valuation allowance	10,397	14,323
Less: Valuation allowance	(3,453)	(3,275)
Less: Valuation allowance – New York City NOL	(225)	(3,595)

Total deferred tax assets	6,719	7,453

Deferred tax liabilities:
Credits in lieu of cash	(2,550)	(4,571)
Deferred income	(563)	(564)

Total deferred tax liabilities	(3,113)	(5,135)

Net deferred tax asset	$3,606	$2,318

As of December 31, 2013, the Company had gross Federal NOLs of approximately $4,885,000 and state and local NOLs of approximately $7,294,000 which will begin to expire in 2020, and $2,796,000 of capital losses with a full valuation allowance which will expire in 2013 and 2014. The Federal NOLs are attributable to NSBF and NBC, of which the NOLs at NBC have a full valuation allowance and the NOLs at NSBF, subject to IRC Section 382 limitations, have a partial valuation allowance.

Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. The Company had total valuation allowances of approximately $3,678,000 and $6,870,000 as of December 31, 2013 and 2012, respectively. The decrease in the New York City valuation allowance represents a reduction in the apportionment rate applicable to NYC NOLs due to the Company filing a combined NYC return beginning in 2012. Additionally the Company believes it is more likely than not that the entire NYC NOL will not be utilized in the future. The remaining change in valuation allowance represents a release in valuation allowance related to NSBF Section 382 NOLs that the Company believes it is more likely than not that it will use, offset by an increase in the valuation allowance for capital losses that the Company believes it is more likely than not it will not use in the future.

The Company analyzed its tax positions taken on their Federal and state tax returns for the open tax years 2010, 2011 and 2012, and used three levels of analysis in determining whether any uncertainties existed with respect to these positions. The first level consisted of an analysis of the technical merits of the position, past administrative practices and precedents, industry norms and historical audit outcome. The second level of analysis was used to determine if the threshold (more than 50%) was met for the tax filing position. The third level of analysis consisted of determining the probable outcome once it was determined that the threshold was met for the tax filing position. Based on our analysis, the Company determined that there were no uncertain tax positions and that the Company should prevail upon examination by the taxing authorities.

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

NOTE 20—LEASE RESTRUCTURING CHARGES:

During 2011, the Company relocated its corporate and lending facility to two smaller spaces in order to reduce its expense and improve its cash flows. Simultaneous with this relocation, on November 1, 2011, the Company entered into a sublease agreement with respect to its offices located at 1440 Broadway, New York, NY. The Company continues to remain obligated under the terms of the original lease. Based on the remaining obligation of the original lease and the estimated sublet income, during 2011 the Company recorded a pretax charge to earnings of approximately $990,000 upon the cease-use date representing the present value of the amount by which the rent and other direct costs paid by the Company to the landlord exceeds any rent paid to the Company by its tenant under the new sublease over the remainder of the lease term, which expires in October 2015. The Company recorded a credit to rent expense of approximately $291,000 for each of the years ended December 31, 2013 and December 31, 2012 from the reduction in the accrued lease loss for the year. This amount is included in other general and administrative expense on the consolidated statements of income.

NOTE 21—BENEFIT PLANS:

Defined Contribution Plan

The Company’s employees participate in a defined contribution 401(k) plan (the “Plan”) adopted in 2004 which covers substantially all employees based on eligibility. The Plan is designed to encourage savings on the part of eligible employees and qualifies under Section 401(k) of the Internal Revenue Code. Under the Plan, eligible employees may elect to have a portion of their pay, including overtime and bonuses, reduced each pay period, as pre-tax contributions up to the maximum allowed by law. The Company may elect to make a matching contribution equal to a specified percentage of the participant’s contribution, on their behalf as a pre-tax contribution. For the years ended December 31, 2013 and 2012, the Company matched 50% of the first 2% of employee contributions, resulting in $137,000 and $108,000 in expense recorded in 2013 and 2012, respectively.

NOTE 22—RELATED PARTY TRANSACTIONS:

During the years ended December 31, 2013, 2012, and 2011, the Company provided merchant processing for a company controlled by the father-in-law of a major stockholder and former President of the Company, in the approximate amount of $15,000, $27,000 and $48,000, respectively. In connection with these transactions, the Company recorded a receivable of $1,000 and $2,000 at December 31, 2013 and 2012, respectively.

The Company pays gross residuals to an independent sales organization (“ISO”) controlled by a major stockholder of the Company. The ISO earns gross residuals from Newtek, and in turn pays commissions to its sales representatives as well as other operating expenses. Gross residuals paid by the Company to the ISO for the years ended December 31, 2013, 2012 and 2011 were approximately $3,636,000, $3,155,000 and $1,649,000, respectively.

During the years ended December 31, 2013, 2012 and 2011, the Company contracted with PMTWorks, LLC for payroll related services. Certain owners of PMTWorks, LLC also own non-controlling interest in Newtek Payroll Services, LLC, a consolidated VIE. PMTWorks, LLC provided services including operational, administrative, customer support, technical, risk management, sales and marketing and other services in order to assist Newtek Payroll Services, LLC in conducting payroll processing, tax filing, human resource information services, benefits administration, time and labor management and related ancillary business services. The Company paid $28,000 for these services for the year ended December 31, 2011; there were no corresponding charges for services performed by related parties for the years ended December 31, 2013 and 2012.

The Company may also, from time to time, provide business services to family members or executives of the Company. These transactions are conducted at arm’s length and do not represent a material portion of the Company’s revenues.

NOTE 23—STOCK OPTIONS AND RESTRICTED STOCK GRANTED TO EMPLOYEES:

As of December 31, 2013, the Company had three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was $784,000, $543,000 and $480,000 for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in salaries and benefits and other general and administrative costs in the accompanying consolidated statements of income for stock compensation related to employees and the board of directors, respectively.

The Newtek Business Services, Inc. 2000 Stock Incentive and Deferred Compensation Plan, as amended, (the “2000 Plan”) currently provides for the issuance of awards of restricted shares for up to a maximum of 4,250,000 common shares to employees and non-employees. The issuance of options under this Plan expired on December 31, 2009. All restricted shares or previously granted options are issued at the fair value on the date of grant. Options issued generally have a maximum term that ranges from 2 to 10 years and vesting provisions that range from 0 to 3 years. As of December 31, 2013, there are 2,299,108 shares available for future grant under this plan.

The Newtek Business Services, Inc. 2003 Stock Incentive Plan, as amended, (the “2003 Plan”) currently provides for the issuance of awards of restricted shares or options for up to a maximum of 1,000,000 common shares to employees and non-employees. All restricted shares or options are issued at the fair value on the date of grant. Options issued generally have a maximum term that ranges from 2 to 10 years and vesting provisions that range from 0 to 3 years. As of December 31, 2013, there were 540,460 shares available for future grant under this plan.

The Newtek Business Services, Inc. 2010 Stock Incentive Plan, (the “2010 Plan”) currently provides for the issuance of awards of restricted shares or options for up to a maximum of 1,650,000 common shares to employees and non-employees. All restricted shares or options are issued at the fair value on the date of grant. Options issued generally have a maximum term that ranges from 2 to 10 years and vesting provisions that range from 0 to 4 years. As of December 31, 2013, there were 241,500 shares available for future grant under this plan.

A summary of stock option activity under the 2000, 2003 and 2010 Plans as of December 31, 2013 and changes during the year then ended are presented below:

Stock Options	Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding—December 31, 2012	795	$1.44	4.68	333
Exercised	(143)	1.39		$—
Cancelled	(60)	1.50

Outstanding—December 31, 2013	592	$1.45	3.25	$1,002

Exercisable—December 31, 2013	592	$1.45	3.25	$1,002

There were no options granted during the years ended December 31, 2013, 2012 and 2011.

As of December 31, 2013, there was $895,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2000, 2003 and 2010 Plans. Of that cost, $277,000, $90,000, $393,000 and $134,000 is expected to be recognized ratably through July 2014, July 2015, March 2016 and July 2016, respectively.

In March 2011, Newtek granted certain employees, executives and board of directors an aggregate of 1,142,000 shares of restricted stock valued at $1,941,000 or $1.70 per share. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The grants are valued using the straight-line method and vest on July 1, 2014. As a result, the Company charged $497,000, $465,000 and $464,000 to income in 2013, 2012 and 2011, respectively, in connection with the vesting period associated with grants that remain outstanding.

In the second quarter of 2012, Newtek granted certain employees and executives an aggregate of 123,000 restricted shares valued at $184,000. The grants vest on July 1, 2014. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company charged $53,000, $38,000 and $25,000 to share-based compensation expense during the years ended December 31, 2013, 2012 and 2011, respectively, in connection with the vesting period associated with grants that remain outstanding.

During the first quarter of 2013, the Company granted certain employees, executives and directors an aggregate of 300,000 restricted shares of common stock valued at $556,000. The employee and executive grants have a vesting date of March 1, 2016 while the directors’ vest July 1, 2015. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee’s employment. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company recorded $182,000 in share-based compensation for the year ended December 31, 2013, in connection with the vesting period associated with these grants.

During the second quarter of 2013, the Company granted certain employees and executives an aggregate of 80,000 restricted shares of common stock valued at $174,000 with a vesting date of March 1, 2016. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee’s employment. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. In connection with the vesting period associated with these grants, the Company recorded $31,000 in share-based compensation for the year ended December 31, 2013.

During the third quarter of 2013, the Company granted certain employees an aggregate of 70,000 restricted shares of common stock valued at $176,000 with 10,000 vesting on March 1, 2016 and 60,000 vesting on July 31, 2016. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee’s employment. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company recorded $21,000 in share-based compensation for the year ended December 31, 2013 in connection with the vesting period associated with these grants.

A summary of the status of Newtek’s non-vested restricted shares as of December 31, 2013 and changes during the year then ended is presented below:

Non-vested Restricted Shares	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested—December 31, 2012	1,148	$1.68
Granted	450	$2.01
Vested and issued	(15)	$1.75
Forfeited	(95)	$1.76

Non-vested—December 31, 2013	1,488	$1.78

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

The following table presents the Company’s segment information for the years ended December 31, 2013, 2012 and 2011 and total assets as of December 31, 2013 and 2012 (in thousands):

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011
Third Party Revenue
Electronic payment processing	$89,655	$85,489	$82,486
Small business finance	34,112	25,408	21,025
Managed technology solutions	17,576	18,211	19,184
All Other	2,568	1,860	1,835
Corporate activities	900	785	1,092
Capcos	213	683	1,497

Total reportable segments	145,024	132,436	127,119

Eliminations	(1,431)	(1,306)	(1,780)

Consolidated Total	$143,593	$131,130	$125,339

Inter Segment Revenue
Electronic payment processing	$3,265	$2,250	$1,530
Small business finance	520	670	676
Managed technology solutions	526	612	647
All Other	1,654	1,850	2,074
Corporate activities	4,753	3,684	2,794
Capco	805	817	806

Total reportable segments	11,523	9,883	8,527
Eliminations	(11,523)	(9,883)	(8,527)

Consolidated Total	$—	$—	$—

Income (loss) before income taxes
Electronic payment processing	$8,304	$7,041	$6,157
Small business finance	10,143	8,094	4,135
Managed technology solutions	3,564	4,254	4,837
All Other	(1,606)	(1,038)	(734)
Corporate activities	(8,002)	(7,511)	(10,170)
Capco	(1,284)	(1,401)	(2,197)

Total reportable segments	11,119	9,439	2,028
Eliminations	(50)	—	—

Totals	$11,069	$9,439	$2,028

Depreciation and Amortization
Electronic payment processing	$358	$743	$1,419
Small business finance	1,241	919	893
Managed technology solutions	1,316	1,214	1,387
All Other	203	36	80
Corporate activities	161	118	163
Capco	5	6	13

Totals	$3,284	$3,036	$3,955

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011
Interest (Income) Expense, net
Electronic payment processing	$(4)	$(6)	$(11)
Small business finance	766	466	(515)
Managed technology solutions	94	80	103
All Other	(1)	(2)	(10)
Corporate activities	24	8	(20)
Capcos	96	527	1,240

Total reportable segments	975	1,073	787

Eliminations	50	—	—

Consolidated Total	$1,025	$1,073	$787

Identifiable Assets
Electronic payment processing	$9,060	$12,465
Small business finance	156,444	104,155
Managed technology solutions	12,027	12,022
All Other	3,828	1,762
Corporate activities	9,357	5,726
Capco	7,896	16,612

Consolidated Total	$198,612	$152,742

NOTE 25—QUARTERLY INFORMATION (UNAUDITED):

The following table sets forth certain unaudited consolidated quarterly statement of income data from the eight quarters ended December 31, 2013. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below. The consolidated quarterly data should be read in conjunction with the current audited consolidated statements and notes thereto. The total of the quarterly EPS data may not equal to the full year results.

	Three Months Ended (In Thousands, except Per Share Data)
2013	3/31	6/30	9/30	12/31
Total Revenue	$34,144	$37,011	$34,774	$37,664
Income before income taxes	$2,202	$2,881	$1,953	$4,033
Net income available to common stockholders	$1,452	$1,842	$1,820	$2,414
Income per share—Basic	$0.04	$0.05	$0.05	$0.07
Income per share—Diluted	$0.04	$0.05	$0.05	$0.06

	Three Months Ended (In Thousands, except Per Share Data)
2012	3/31	6/30	9/30	12/31
Total Revenue	$30,729	$32,338	$33,458	$34,605
Income before income taxes	$1,633	$1,946	$2,659	$3,201
Net income available to common stockholders	$1,019	$1,243	$1,307	$2,074
Income per share—Basic	$0.03	$0.03	$0.04	$0.06
Income per share—Diluted	$0.03	$0.03	$0.03	$0.06