Form 10-Q
period 2014-03-31
NEWTEK BUSINESS SERVICES, INC.
filed 2014-05-12
CIK 1094019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 7, 2014, there were 36,966,672 of the Company’s Common Shares outstanding.

Item 1. Financial Statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(In Thousands, except for Per Share Data)

	Three Months Ended March 31,
	2014	2013

Operating revenues
Electronic payment processing	$21,527	$21,677
Web hosting and design	3,987	4,380
Premium income	5,137	4,259
Interest income	1,561	1,030
Servicing fee income – NSBF portfolio	832	614
Servicing fee income – external portfolios	1,793	847
Income from tax credits	13	26
Insurance commissions	385	444
Other income	852	867

Total operating revenues	$36,087	$34,144

Net change in fair value of:
SBA loans	(1,266)	(376)
Credits in lieu of cash and notes payable in credits in lieu of cash	1	19

Total net change in fair value	(1,265)	(357)

Operating expenses:
Electronic payment processing costs	18,362	18,284
Salaries and benefits	6,478	6,056
Interest	1,636	1,303
Depreciation and amortization	855	807
Provision for loan losses	(205)	118
Other general and administrative costs	5,480	5,017

Total operating expenses	32,606	31,585

Income before income taxes	2,216	2,202
Provision for income taxes	(849)	(897)

Net income	1,367	1,305
Net loss attributable to non-controlling interests	24	147

Net income attributable to Newtek Business Services, Inc.	$1,391	$1,452

Weighted average common shares outstanding - basic	35,432	35,218

Weighted average common shares outstanding - diluted	38,386	37,736

Earnings per share – basic and diluted	$0.04	$0.04

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2014 AND DECEMBER 31, 2013

(In Thousands, except for Per Share Data)

	March 31, 2014	December 31, 2013
	Unaudited	(Note 1)
ASSETS
Cash and cash equivalents	$10,234	$12,508
Restricted cash	10,569	16,877
Broker receivable	12,907	13,606
SBA loans held for investment, net (includes $10,311 and $10,894, respectively, related to securitization trust VIE; net of reserve for loan losses of $1,553 and $1,811, respectively)	10,237	10,689
SBA loans held for investment, at fair value (includes $82,368 and $74,387, respectively, related to securitization trust VIE)	87,670	78,951
Accounts receivable (net of allowance of $1,161 and $871, respectively)	11,638	11,602
SBA loans held for sale, at fair value	3,924	4,734
Prepaid expenses and other assets, net (includes $2,095 and $2,187, respectively, related to securitization trust VIE)	13,671	18,549
Servicing asset (net of accumulated amortization and allowances of $8,257 and $7,909, respectively)	7,287	6,776
Fixed assets (net of accumulated depreciation and amortization of $10,995 and $10,547, respectively)	3,844	3,741
Intangible assets (net of accumulated amortization of $2,198 and $2,243, respectively)	1,219	1,240
Credits in lieu of cash	3,231	3,641
Deferred tax asset, net	3,925	3,606
Goodwill	12,092	12,092

Total assets	$192,448	$198,612

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$13,808	$14,688
Notes payable	37,227	41,218
Note payable – securitization trust VIE	57,786	60,140
Capital lease obligation	585	642
Deferred revenue	1,312	1,274
Notes payable in credits in lieu of cash	3,231	3,641

Total liabilities	113,949	121,603

Commitments and contingencies
Equity:
Newtek Business Services, Inc. shareholders’ equity:
Preferred shares (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common shares (par value $0.02 per share; authorized 54,000 shares, 36,913 issued; 35,451 and 35,385 outstanding, respectively, not including 83 shares held in escrow)	738	738
Additional paid-in capital	61,469	61,349
Retained earnings	15,927	14,536
Treasury shares, at cost (1,461 and 1,528, respectively)	(1,242)	(1,279)

Total Newtek Business Services, Inc. shareholders’ equity	76,892	75,344
Non-controlling interests	1,607	1,665

Total equity	78,499	77,009

Total liabilities and equity	$192,448	$198,612

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(In Thousands)

	2014	2013
Cash flows from operating activities:
Condensed consolidated net income	$1,367	$1,305
Adjustments to reconcile condensed consolidated net income to net cash (used in) provided by operating activities:
Income from tax credits	(13)	(26)
Accretion of interest expense	14	46
Fair value adjustments on SBA loans	1,266	376
Fair value adjustment of credits in lieu of cash and notes payable in credits in lieu of cash	(1)	(19)
Deferred income taxes	(319)	(311)
Depreciation and amortization	855	807
Accretion of discount	70	(34)
Provision for loan losses	(205)	118
Other, net	643	309
Changes in operating assets and liabilities:
Originations of SBA loans held for sale	(34,224)	(27,238)
Proceeds from sale of SBA loans held for sale	34,955	25,111
Broker receivable	700	(791)
Accounts receivable	(263)	(2,784)
Prepaid expenses, accrued interest receivable and other assets	4,636	(240)
Accounts payable, accrued expenses and deferred revenue	(778)	2,052
Other, net	(875)	(1,208)

Net cash provided by (used in) operating activities	7,828	(2,527)

Cash flows from investing activities:
(Investment in) return of investments in qualified businesses	(72)	970
Purchase of fixed assets	(588)	(564)
SBA loans originated for investment, net	(11,385)	(7,640)
Payments received on SBA loans	2,159	1,201
Change in restricted cash	—	(1,290)
Other, net	—	15

Net cash used in investing activities	(9,886)	(7,308)

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (CONTINUED)

(In Thousands)

	2014	2013

Cash flows from financing activities:
Net repayments on bank lines of credit	$(3,977)	$(6,530)
Repayments on bank term note payable	(104)	(104)
Issuance of senior notes, net of issuance costs	—	20,962
Repayments of senior notes	(2,355)	(1,215)
Additions to deferred financing costs	(11)	(808)
Change in restricted cash related to securitization	6,323	(4,898)
Other	(92)	197

Net cash (used in) provided by financing activities	(216)	7,604

Net decrease in cash and cash equivalents	(2,274)	(2,231)
Cash and cash equivalents - beginning of period	12,508	14,229

Cash and cash equivalents - end of period	$10,234	$11,998

Supplemental disclosure of cash flow activities:

Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances	$417	$2,819

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

The accompanying notes to unaudited condensed consolidated financial statements should be read in conjunction with Newtek’s 2013 Annual Report on Form 10-K. These financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The results of operations for an interim period may not give a true indication of the results for the entire year. The December 31, 2013 condensed consolidated balance sheet has been derived from the audited financial statements of that date but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

SBA Loan Interest and Fees: Interest income on loans is recognized as earned. A loan is placed on non-accrual status if it exceeds 90 days past due with respect to principal or interest and, in the opinion of management, interest or principal on the loan is not collectible, or at such earlier time as management determines that the collectability of such principal or interest is unlikely. Such loans are designated as impaired non-accrual loans. All other loans are defined as performing loans. When a loan is designated as impaired, the accrual of interest is discontinued, and any accrued but uncollected interest income is reversed and charged against current operations. While a loan is classified as impaired and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

(In thousands):	March 31, 2014	December 31, 2013
Electronic payment processing	$571	$573
Small business finance	6,810	12,829
All other	2,187	2,475
Corporate activities	990	989
Capcos	11	11

Totals	$10,569	$16,877

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

Allowance for SBA Loan Losses

For loans funded before October 1, 2010, the allowance for loan losses for performing loans is established by management through provisions for loan losses charged against income. The amount of the allowance for loan losses is inherently subjective, as it requires making material estimates which may vary from actual results. Management’s ongoing estimates of the allowance for loan losses are particularly affected by the changing composition of the loan portfolio over the last few years as well as other portfolio characteristics, such as industry concentrations and loan collateral. The adequacy of the allowance for loan losses is reviewed by management on a monthly basis at a minimum, and as adjustments become necessary, are reflected in operations during the periods in which they become known. Considerations in this evaluation include past and anticipated loss experience, risks inherent in the current portfolio and evaluation of real estate collateral as well as current economic conditions. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb estimated loan losses inherent in the Company’s entire loan portfolio. The allowance consists of specific and general reserves. The specific reserves relate to loans that are classified as either loss, doubtful, substandard or special mention that are considered impaired. An allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

Loans funded on or after October 1, 2010 are recorded at fair value. Changes in the value of such loans, whether performing or impaired, are reported as a net change in the fair value of SBA loans held for investment in the consolidated statement of operations.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement, and includes troubled debt restructured loans. Other factors considered by management in determining impairment include payment status and collateral value. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

Troubled Debt Restructured Loans

A loan is considered a troubled debt restructuring, (“TDR”) when a borrower is experiencing financial difficulties that lead to a restructuring that the Company would not otherwise consider. Concessions per Accounting Standards Codification, (“ASC”) Topic 310, Receivables, may include rate reductions, principal forgiveness, extension of the maturity date and other actions to minimize potential losses. All TDRs are modified loans; however, not all modified loans are TDRs.

The Company reviews its modified loans for TDR classification. When a borrower is granted extended time to pay and there are no other concessions as to rate reductions or principal, the loan remains an accrual loan. Certain time extensions based on the time value of money require reserves to be established despite no interruption on payments being made. In the case of a default, the loan becomes non-accrual and reviewed by committee for adequate specific reserves to that loan.

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

Fair Value

ASC Topic 820 stipulates a fair value hierarchy based on whether the inputs to valuation techniques utilized to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based assumptions. The Company adopted the methods of fair value to value its financial assets and liabilities. The Company carries its credits in lieu of cash, prepaid insurance and notes payable in credits in lieu of cash at fair value, as well as its SBA loans held for investment and SBA loans held for sale. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with ASC Topic 820 and in order to increase consistency and comparability in fair value measurements, the Company utilized a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

The Company’s U.S. Federal and state income tax returns prior to fiscal year 2010 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

Fair Value of Financial Instruments

As required by the Financial Instruments Topic of the Financial Accounting Standards Board (“FASB”) ASC Topic 820, the estimated fair values of financial instruments must be disclosed. Excluding fixed assets, intangible assets, goodwill, and prepaid expenses and other assets (noted below), substantially all of the Company’s assets and liabilities are considered financial instruments as defined under this standard. Fair value estimates are subjective in nature and are dependent on a number of significant assumptions associated with each instrument or group of similar instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows and relevant available market information.

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

The carrying value of investments in Qualified Businesses (included in Prepaid expenses and other assets), Credits in lieu of cash and Notes payable in credits in lieu of cash as well as its SBA loans held for investment and SBA loans held for sale approximate fair value based on management’s estimates.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

	Fair Value Measurements at March 31, 2014 Using:
(In thousands):	Total	Level 1	Level 2	Level 3	Total Unrealized Gains and (Losses)

Assets

Credits in lieu of cash	$3,231	$—	$3,231	$—	$—
SBA loans held for investment	87,670	—	—	87,670	(1,187)

SBA loans held for sale	3,924	—	3,924	—	(79)

Total assets	$94,825	$—	$7,155	$87,670	$(1,266)

Liabilities

Notes payable in credits in lieu of cash	$3,231	$—	$3,231	$—	$1

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

	Fair Value Measurements at December 31, 2013 Using:
(In thousands):	Total	Level 1	Level 2	Level 3	Total Unrealized Gains and (Losses)

Assets

Credits in lieu of cash	$3,641	$—	$3,641	$—	$—
SBA loans held for investment	78,951	—	—	78,951	(1,629)

SBA loans held for sale	4,734	—	4,734	—	403

Total assets	$87,326	$—	$8,375	$78,951	$(1,226)

Liabilities

Notes payable in credits in lieu of cash	$3,641	$—	$3,641	$—	$21

Total liabilities	$3,641	$—	$3,641	$—	$21

Fair value measurements:

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

On December 31, 2013, the yield on the Chartis Note Basket was 1.49%. As of March 31, 2014, the date the Company revalued the asset and liability, the yields on the Chartis notes averaged 1.63% reflecting changes in interest rates in the marketplace. This increase in yield increased both the fair value of the credits in lieu of cash and the fair value of the notes payable in credits in lieu of cash. The Company increased the value of the credits in lieu of cash to equal the value of the notes payable in credits in lieu of cash because the credits in lieu of cash can only be used to satisfy the liability and must equal the value of the notes payable in credits in lieu of cash at all times. For the three months ended March 31, 2014, the Company reported a gain of $1,000.

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

In determining the net change in fair value of loans held for investment for the three months ended March 31, 2014, the Company used a discounted cash flow model which incorporated a series of expected future cash flows for the performing SBA 7(a) loan portfolio, and discounts those cash flows at a market clearing yield of 5.38%. The key assumptions used in the model are considered unobservable inputs and include anticipated prepayment speeds, cumulative default rates, the cost of loan servicing, and Prime rate expectations. The Company used an assumed prepayment speed of 15% based on current market conditions and historical experience for the loan portfolio, against a prepayment curve developed from NSBF historical experience to calculate expected loan prepayments in a given year. Defaults are defined as any loan placed on non-accrual status as of March 31, 2014. The default rate, defined as the percent of loan balance that will enter final liquidation in a given year, was estimated to be 25%, and was derived from NSBF historical experience. The mix of NSBF’s loan portfolio continues to shift from start-up businesses, to predominately originating to existing businesses. Our historical default and loss rates demonstrate that this particular segment (i.e. Existing Business) of our SBA loan portfolio continues to experience the lowest rate of defaults and ultimate losses over our nine year history of originating loans. When computing the cumulative default rate to be applied to the performing portfolio loan balances, the Company excluded the last three years of originations as those loans have not seasoned yet. The discounted cash flow resulted in a price equivalent of 93.97% of the par amount on our loans held for investment as of March 31, 2014.

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

Below is a summary of the activity in SBA loans held for investment, at fair value for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively, (in thousands):

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Balance, beginning of period	$78,951	$43,055
SBA loans held for investment, originated	11,385	42,773
Loans transferred to other real estate owned	—	(362)
Payments received	(1,479)	(4,886)
Fair value loss	(1,187)	(1,629)

Balance, end of period	$87,670	$78,951

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

Other Fair Value Measurements

Assets Measured at Fair Value on a Non-recurring Basis are as follows (in thousands):

	Fair Value Measurements at March 31, 2014 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets

Impaired loans	$3,194	$—	$—	$3,194	$(120)

Other real-estate owned	571	—	571	—	(20)

Total assets	$3,765	$—	$571	$3,194	$(140)

	Fair Value Measurements at December 31, 2013 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets

Impaired loans	$3,441	$—	$—	$3,441	$(1,022)

Other real-estate owned	798	—	798	—	(182)

Total assets	$4,239	$—	$798	$3,441	$(1,204)

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

NOTE 4 – SBA LOANS:

SBA loans are geographically concentrated in New York (13.16%). Below is a summary of the activity in the SBA loans held for investment, net of SBA loan loss reserves for the three months ended March 31, 2014 (in thousands):

Balance at December 31, 2013	$89,640
SBA loans funded for investment	11,385
Fair value adjustment	(1,187)
Payments received	(2,159)
Provision for SBA loan losses	205
Discount on loan originations, net	23

Balance at March 31, 2014	$97,907

Below is a summary of the activity in the reserve for loan losses, cost basis, for the three months ended March 31, 2014 (in thousands):

Allowance for loan losses, cost basis:
Balance, beginning of year	$1,811
Provision for loan losses	(205)
Loans charged-off	(59)
Recoveries	6

Balance, end of year	$1,553

Individually evaluated for impairment	$1,362
Collectively evaluated for impairment	191

Balance, end of year	$1,553

Total loans, cost basis
Individually evaluated for impairment	$3,195
Collectively evaluated for impairment	9,409

Balance, end of year	$12,604

Below is a summary of the activity in the SBA loans held for sale for the three months ended March 31, 2014 (in thousands):

Balance at December 31, 2013	$4,734
Originations of SBA loans held for sale	34,224
Fair value adjustment	(79)
SBA loans sold	(34,955)

Balance at March 31, 2014	$3,924

All loans are priced at the Prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with the Company. As of March 31, 2014 and December 31, 2013, SBA loans receivable held for investment with adjustable interest rates amounted to $99,399,000 and $91,083,000, respectively.

For the three months ended March 31, 2014 and 2013, the Company funded approximately $45,680,000 and $34,826,000 in loans and sold approximately $34,955,000 and $27,238,000 of the guaranteed portion of the loans, respectively. Receivables from loans traded but not settled of $12,907,000 and $13,606,000 as of March 31, 2014 and December 31, 2013, respectively, are presented as broker receivable in the accompanying condensed consolidated balance sheets.

The outstanding balances of loans past due over ninety days and still accruing interest as of March 31, 2014 was approximately $843,000; there were no loans past due over ninety days and still accruing interest as of December 31, 2013.

At March 31, 2014 and December 31, 2013, total impaired loans amounted to $7,371,000 and $7,678,000, respectively. For the three months ended March 31, 2014 and for the year ended December 31, 2013, the average balance of impaired loans was $7,559,000 and $6,887,000, respectively, and approximately $1,362,000 and $1,609,000 in specific reserves included in the allowance for loan losses and $618,000 and $163,000 of SBA fair value discount were allocated against such impaired loans, respectively.

The following is a summary of SBA loans held for investment as of:

	March 31, 2014		December 31, 2013
(in thousands):	Fair Value	Cost Basis	Fair Value	Cost Basis
Due in one year or less	$—	$210	$—	$319
Due between one and five years	—	4,404	—	4,509
Due after five years	93,894	7,990	83,988	8,513

Total	93,894	12,604	83,988	13,341
Less: Allowance for loan losses	—	(1,553)	—	(1,811)
Less: Deferred origination fees, net	—	(814)	—	(841)
Less: Fair value adjustment	(6,224)	—	(5,037)	—

Balance (net)	$87,670	$10,237	$78,951	$10,689

The payment status of gross SBA loans held for investment is as follows:

	(in thousands)
Days Past Due	March 31, 2014	December 31, 2013
Current	$92,116	$84,809
30 – 89	6,168	4,842
> 90	843	—
Non-accrual	7,371	7,678

Balance (net)	$106,498	$$97,329

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

Risk ratings are refreshed as appropriate based upon considerations such as market conditions, loan characteristics, and portfolio trends. The Company’s gross SBA loans held for investment recorded at cost by credit quality indicator are as follows:

	(in thousands)
Risk Rating	March 31, 2014	December 31, 2013
Acceptable	$7,149	$7,420
Other assets special mention	2,053	2,234
Substandard	3,141	3,283
Doubtful	252	395
Loss	9	9

Balance	$12,604	$13,341

The Company had loans renegotiated in troubled debt restructurings of $3,381,000 as of March 31, 2014, of which $1,477,000 was on non-accrual status and $1,904,000 was on accrual status. As of December 31, 2013, there was approximately $3,409,000 of loans renegotiated in trouble debt restructurings, of which $1,332,000 was included in non-accrual loans and $2,077,000 was on accrual status. The Company has no commitments to loan additional funds to borrowers whose existing loans have been modified in TDR.

An analysis of loans restructured in TDR for the periods ended March 31, 2014 and March 31, 2013, respectively, is as follows (in thousands):

Type of Concession	March 31, 2014		March 31, 2013
	Number of Notes	Principal Balance at Restructure Date	Number of Notes	Principal Balance at Restructure Date
Payment reduction / Interest-only period	1	$63	1	$163

TDRs that return to a non-performing status post-modification are considered redefaulted loans and are treated in the same manner as other non-performing loans in the portfolio. For the period ended March 31, 2014, the Company had two TDR loans that subsequently defaulted with a corresponding principal balance of approximately $134,000, and one loan that was subsequently charged-off with a corresponding principal balance of approximately $ 24,000; for the period ended March 31, 2013, there were no TDR loans that subsequently defaulted or were charged-off.

NOTE 5 – SERVICING ASSETS:

The Company reviews capitalized servicing assets for impairment. This review is performed based on risk strata, which are determined on a disaggregated basis given the predominant risk characteristics of the underlying loans. The predominant risk characteristics are loan terms and year of loan origination.

The following summarizes the activity pertaining to servicing assets for the three months ended March 31, 2014 (in thousands):

(in thousands):
Balance at December 31, 2013	$6,776
Servicing rights capitalized	859
Servicing rights amortized	(348)

Balance at March 31, 2014	$7,287

The carrying value of the capitalized servicing assets was $7,287,000 and $6,776,000 at March 31, 2014 and December 31, 2013, respectively, while the estimated fair value of capitalized servicing rights was $8,649,000 and $7,959,000 at March 31, 2014 and December 31, 2013, respectively. The estimated fair value of servicing assets at March 31, 2014 was determined using a discount factor that equates the present value of the expected servicing income to the strip multiple method valuation rate of 9%, weighted average prepayment speeds ranging from 5% to 13%, depending upon certain characteristics of the loan portfolio, weighted average life of 4.33 years, and an average default rate of 4.6%.

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

The unpaid principal balances of loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others within the NSBF originated portfolio were $400,015,000 and $372,366,000 as of March 31, 2014 and December 31, 2013, respectively. The unpaid principal balances of loans serviced for others which were not originated by NSBF and are outside of the Newtek portfolio were $547,011,000 and $561,092,000 as of March 31, 2014 and December 31, 2013, respectively.

NOTE 6 – NOTES PAYABLE AND CAPITAL LEASES:

At March 31, 2014 and December 31, 2013, the Company had notes payable and capital leases comprised of the following (in thousands):

	March 31, 2014	December 31, 2013
Notes payable:
Capital One lines of credit (NSBF)
Guaranteed line	$15,881	$21,261
Unguaranteed line	5,872	4,691
Summit Partners Credit Advisors, L.P. (NBS)	8,740	8,650
Sterling National bank line of credit (NBC)	6,248	6,026
Capital One term loan (NTS)	486	590

Total notes payable	37,227	41,218
Note payable – securitization trust DS)	57,786	60,140

Total notes payable	$95,013	$101,358

Capital lease obligation	$585	$642

NOTE 7 – STOCK OPTIONS AND RESTRICTED SHARES:

The Company had three share-based compensation plans as of March 31, 2014 and 2013. For the three months ended March 31, 2014 and 2013, share-based compensation expense for those plans was $158,000 and $166,000, respectively, of which $115,000 and $136,000 are included in salaries and benefits, and $43,000 and $30,000 are included in other general and administrative costs for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, approximately 69,500 shares awarded under the plans were forfeited due to early termination or resignation by certain employees. The total forfeiture credit recognized for the three months ended March 31, 2014 was approximately $66,000 and is included in share-based compensation expense.

During the third quarter of 2013, the Company granted certain employees an aggregate of 70,000 restricted shares of common stock valued at $176,000 with 10,000 vesting on March 1, 2016 and 60,000 vesting on July 31, 2016. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee’s employment. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company recorded $13,000 to share-based compensation for the three months ended March 31, 2014 in connection with the vesting period associated with grants that remain outstanding.

During the second quarter of 2013, the Company granted certain employees and executives an aggregate of 80,000 restricted shares of common stock valued at $174,000 with a vesting date of March 1, 2016. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee’s employment. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company recorded $2,000 to share-based compensation for the three months ended March 31, 2014 in connection with the vesting period associated with grants that remain outstanding.

During the first quarter of 2013, the Company granted certain employees, executives and directors an aggregate of 300,000 restricted shares of common stock valued at $556,000. The employee and executive grants have a vesting date of March 1, 2016 while the directors’ vest July 1, 2015. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee’s employment. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company recorded $47,000 to share-based compensation for the three months ended March 31, 2014 in connection with the vesting period associated with grants that remain outstanding.

In the second quarter of 2012, Newtek granted certain employees and executives an aggregate of 123,000 restricted shares valued at $184,000. The grants vest on July 1, 2014. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company recorded $13,000 to share-based compensation for the three months ended March 31, 2014 in connection with the vesting period associated with grants that remain outstanding.

In March 2011, Newtek granted certain employees, executives and board of directors an aggregate of 1,142,000 shares of restricted stock valued at $1,941,000 or $1.70 per share. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The grants are valued using the straight-line method and vest on July 1, 2014. The Company recorded $87,000 to share-based compensation for the three months ended March 31, 2014 in connection with the vesting period associated with grants that remain outstanding.

NOTE 8 – INCOME PER SHARE:

Basic income per share is computed based on the weighted average number of common shares outstanding during the period. The effect of common share equivalents is included in the calculation of diluted loss per share only when the effect of their inclusion would be dilutive.

The calculations of income per share were:

	Three months ended March 31:
(In thousands except per share data):	2014	2013

Numerator for basic and diluted EPS – income available to common shareholders	$1,391	$1,452

Denominator for basic EPS – weighted average shares	35,432	35,218
Effect of dilutive securities	2,954	2,518

Denominator for diluted EPS – weighted average shares	38,386	37,736

Earnings per share: Basic and Diluted	$0.04	$0.04

The amount of anti-dilutive shares/units excluded from above is as follows:
Stock options and restricted shares	—	—
Warrants	—	50
Contingently issuable shares	83	83

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

In May 2013, Data Processing Service of Georgia, Inc. (“DPS”) , the automated clearing house provider used by the Company’s payroll processing subsidiary, PMT Payroll, LLC (“PMT”), ceased processing payments which resulted in the inability or refusal of DPS’s processing bank, Bancorp Bank (“Bancorp”), to send the corresponding credits to PMT’s customers’ employees. The total amount debited from PMT’s customer accounts and unsuccessfully credited to its’ customers’ employees was approximately $1,318,000. Upon learning of this failure, PMT and the Company immediately paid all funds owing directly to any of its affected customers’ employees. Of this amount, the Company has successfully recovered approximately $800,000 to date. On June 22, 2013, Bancorp filed an Interpleader Complaint in the United States District Court for the District of Delaware (the “Court”) and deposited with the Court $247,925.36, the balance remaining in the DPS settlement account maintained at Bancorp. Bancorp named as defendants PMT and the other payroll companies, and their clients, who Bancorp has alleged may have claims to the funds on deposit with the Court. On October 22, 2013, Bancorp Bank filed its Amended Interpleader Complaint. On December 20, 2013, PMT answered the Amended Interpleader Complaint and asserted cross-claims against DPS for breach of contract and conversion and counterclaims against Bancorp for aiding and abetting DPS’s wrongful conduct. The Company is vigorously pursuing its claims against Bancorp and DPS, and believes it is reasonably possible a loss may occur if the Company is unsuccessful in the action. While such a loss is possible, the Company does not believe that it is probable or that the amount can be estimated at this time.

On January 21, 2014, NCMIC Finance Corporation (“NCMIC”) filed a complaint against Universal Processing Services of Wisconsin, LLC (“UPS”), the Company’s merchant processing subsidiary, in the United States District Court for the Southern District of Iowa. The Complaint asserts claims against UPS for breach of the UPS and NCMIC agreement for the processing of credit card transactions, and seeks monetary relief. The Company believes that the claims asserted in the complaint are wholly without merit and intends to vigorously defend the action.

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

The All other segment includes revenues and expenses primarily from qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments. The two largest entities in the segment are Newtek Insurance Agency, LLC, an insurance sales operation, and Business Connect, LLC, a provider of sales and processing services. Also included in this segment are: Newtek Payroll Services, a provider of payroll management, payment and tax reporting services, Exponential of New York, LLC, and Advanced Cyber Security Systems, LLC, (“ACS”), a start-up company formed to offer web-based security solutions to the marketplace.

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

The following table presents the Company’s segment information for the periods ended March 31, 2014 and 2013 and total assets as of March 31, 2014 and December 31, 2013 (in thousands):

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Third Party Revenue
Electronic payment processing	$21,528	$21,679
Small business finance	10,038	7,449
Managed technology solutions	4,056	4,394
All other	576	646
Corporate activities	199	200
Capcos	104	50

Total reportable segments	36,501	34,418
Eliminations	(414)	(274)

Consolidated Total	$36,087	$34,144

Inter-Segment Revenue
Electronic payment processing	$907	$724
Small business finance	155	126
Managed technology solutions	145	147
All other	428	446
Corporate activities	1,001	1,004
Capcos	190	204

Total reportable segments	2,826	2,651
Eliminations	(2,826)	(2,651)

Consolidated Total	$—	$—

Income (loss) before income taxes
Electronic payment processing	$1,718	$1,835
Small business finance	2,691	2,175
Managed technology solutions	751	896
All other	(399)	(462)
Corporate activities	(2,187)	(1,956)
Capcos	(271)	(286)

Total reportable segments	2,303	2,202
Eliminations	(87)	(—)

Totals	$2,216	$2,202

Depreciation and amortization
Electronic payment processing	$61	$113
Small business finance	369	271
Managed technology solutions	337	326
All other	51	51
Corporate activities	37	45
Capcos	—	1

Totals	$855	$807

Identifiable assets	As of March 31, 2014	As of December 31, 2013
Electronic payment processing	$8,697	$9,060
Small business finance	152,324	156,444
Managed technology solutions	12,234	12,027
All other	3,733	3,828
Corporate activities	8,156	9,357
Capco	7,304	7,896

Consolidated Total	$192,448	$198,612

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

Executive Overview

For the quarter ended March 31, 2014, the Company reported income before income taxes of $2,216,000, which was essentially unchanged from the $2,202,000 reported for the same quarter of 2013. Net income decreased by $61,000 to $1,391,000 in the first quarter of 2014 from $1,452,000 in the year ago quarter. Total revenues increased by $1,943,000 to $36,087,000 from $34,144,000 for the quarter ended March 31, 2014 compared with the same period in 2013, due primarily to the increased revenues in the Small business finance segment.

In Electronic payment processing, the segment had a decrease in revenue primarily due to a reduction in the average number of merchants, as well as a reduction in the average dollar volume per transaction. EPP margin also decreased from 15.7% to 14.8% due in part to competitive pricing as well as a reduction in the mix of merchant sales volumes recorded in the current quarter. Net income before taxes decreased by 6% to $1,718,000 for the three months ended March 31, 2014 compared with the year ago quarter.

In the Small business finance segment, the SBA lender expanded its total volume of loan originations growing the total amount funded by $10,854,000, a 31% increase over the year ago period, and the aggregate servicing portfolio increased by 96% compared with the year ago period. In the current quarter, our external servicing portfolio increased by 227% to $547,279,000, and the NSBF originated portfolio increased by 38% to $521,460,000, bringing our aggregate portfolio to over $1 billion at March 31, 2014. Total servicing fee income increased by 80% and totaled $2,625,000 for the three months ended March 31, 2014. Interest income also increased by $550,000 as a result of the average outstanding performing portfolio of SBA loans held for investment, which increased by $34,518,000 over the same quarter of 2013. Overall, the lending segment reported $2,691,000 in income before taxes for the first quarter of 2014, a 24% increase compared with the three months ended March 31, 2013.

Managed technology solutions segment revenue decreased by 8% to $4,056,000 for the three months ended March 31, 2014, a $338,000 decrease in web hosting and web design revenue compared with the same quarter in 2013. Total expenses decreased by 6% primarily in other general and administrative costs, resulting in a $145,000 decrease in income before taxes between quarters.

In the All other segment, total revenue decreased by 11% for the quarter ended March 31, 2014 compared with the same period in 2013, due primarily to a decrease in insurance commission revenue. Reductions in salaries and benefits, as well as other general and administrative costs in this segment offset the decrease in revenue and resulted in a $63,000 improvement in loss before income taxes for the quarter over quarter period. The loss before income taxes in the Corporate segment increased by 12% to $2,187,000, due primarily to an increase in marketing expense in connection with the Company’s television ad campaign, and the loss in the Capco segment had a modest improvement decreasing by 5% to $271,000 for the three months ended March 31, 2014.

On October 1, 2013, the company filed a Form N-2 Registration Statement with the Securities and Exchange Commission. The Company’s intention is to file an election to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 prior to the completion of an offering, and intends to operate subsequently as an internally managed, non-diversified closed-end investment company. The Company also intends to elect to be treated as a Regulated Investment Company

(“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) for U.S. federal income tax purposes. We intend to use the net proceeds of the offering primarily to expand our small to medium-sized business, (“SMB”) lending, make direct investments in portfolio companies in accordance with our investment objectives and strategies described in the prospectus, and for general corporate purposes. We believe that transitioning to a BDC and RIC will provide us with access to lower-cost capital and a business structure conducive to expanding our lending activities and will assist in maximizing our value to shareholders by, among other things, permitting us to value our assets and controlled portfolio companies at fair value. As a BDC, we will seek to generate both current income and capital appreciation primarily through loans originated by our small business finance platform and our equity investments in certain portfolio companies that we control. While our primary investment focus as a BDC will continue to be making loans and providing business services to the SMB market through our controlled portfolio companies, we may also make opportunistic investments in larger or smaller companies. We expect to continue to grow our business organically, both directly and through our controlled portfolio companies, as we have historically. The Company has filed amendments to the Registration Statement, and the related Proxy-Prospectus on Form N-14, in response to comments received from staff of the SEC and is continuing to pursue this course of action.

Business Segment Results:

The results of the Company’s reportable segments for the three months ended March 31, 2014 and 2013 are discussed below:

Electronic Payment Processing

	Three months ended March 31:
(In thousands):	2014	2013	$ Change	% Change
Revenue:
Electronic payment processing	$21,528	$21,677	$(149)	(1)%
Interest income	—	2	(2)	(100)%

Total revenue	21,528	21,679	(151)	(1)%

Expenses:
Electronic payment processing costs	18,350	18,272	78	—%
Salaries and benefits	937	982	(45)	(5)%
Professional fees	116	147	(31)	(21)%
Depreciation and amortization	61	113	(52)	(46)%
Insurance expense – related party	12	12	—	—%
Other general and administrative costs	334	318	16	5%

Total expenses	19,810	19,844	(34)	—%

Income before income taxes	$1,718	$1,835	$(117)	(6)%

Electronic payment processing (“EPP”) segment revenue decreased $149,000 or 1% between years. Revenue decreased primarily due to a 1% reduction in the average number of merchants, as well as a 1% reduction in average dollar value per MasterCard/Visa transaction and a 2% reduction in an average discount income per MasterCard/Visa transaction processing between years. This was partially offset by a 2% increase in MasterCard/Visa processing volume between years due to the growth in processing volumes from existing merchants.

EPP costs increased $78,000 or less than 1% between years. Processing revenues less electronic payment processing costs (“margin”) decreased from 15.7% in 2013 to 14.8% in 2014. Margin decreased due to both competitive pricing considerations, particularly for larger processing volume merchants, and the mix of merchant sales volumes realized between periods.

Excluding electronic payment processing costs, other expenses decreased $112,000 or 7% between years. Depreciation and amortization decreased $52,000 between periods as the result of previously acquired portfolio intangible assets becoming fully amortized between periods. Payroll related costs decreased by $45,000 principally as a result of a salaries being capitalized for internally developed software. Professional fees decreased by $31,000 principally due to legal fees incurred related to remediation expenses incurred in the 2013 period in connection with a chargeback loss.

Income before income taxes decreased $117,000 to $1,718,000 in 2014 from $1,835,000 in 2013. The decrease in income before income taxes was principally due to the decrease in the margin (operating revenues less electronic payment processing costs) of $227,000 due to the reasons noted above, partially offset by the reduction in payroll related costs, professional fees and depreciation and amortization between years.

Small Business Finance

	Three months ended March 31:
(In thousands):	2014	2013	$ Change	% Change
Revenue:
Premium income	$5,137	$4,259	$878	21%
Servicing fee – NSBF portfolio	832	614	218	36%
Servicing fee – external portfolio	1,793	847	946	112%
Interest income	1,558	1,008	550	55%
Other income	718	721	(3)	—%

Total revenue	10,038	7,449	2,589	35%

Net change in fair value of:
SBA loans held for sale	(79)	255	(334)	(131)%
SBA loans held for investment	(1,187)	(631)	(556)	(88)%

Total net change in fair value	(1,266)	(376)	(890)	(237)%

Expenses:
Salaries and benefits	2,266	1,805	461	26%
Interest	1,585	1,217	368	30%
Professional fees	254	305	(51)	(17)%
Depreciation and amortization	369	271	98	36%
Provision for loan losses	(207)	118	(325)	(275)%
Insurance expense – related party	60	47	13	28%
Other general and administrative costs	1,754	1,135	619	55%

Total expenses	6,081	4,898	1,183	24%

Income before income taxes	$2,691	$2,175	$516	24%

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

Consideration in arriving at the provision for loan loss includes past and current loss experience, current portfolio composition, future estimated cash flows, and the evaluation of real estate and other collateral, as well as current economic conditions. For all loans originated on or prior to September 30, 2010, management performed a loan-by-loan review of the estimated uncollectible portion of non-performing loans; subsequent to September 30, 2010, management began recording all loan originations on a fair value basis which requires a valuation reduction of the unguaranteed portion of loans held for investment to a level that takes into consideration future losses. This valuation reduction is reflected in the line item above: Net Change in Fair Value of SBA Loans Held for Investment

Small Business Finance Summary

	Three months ended March 31, 2014		Three months ended March 31, 2013
(In thousands):	# Loans	$0,000	# Loans	$0,000

Loans sold in the quarter	43	$34,955	34	$25,111
Loans originated in the quarter	49	$45,680	35	$34,826
Premium income recognized	—	$5,137	—	$4,259

Average sale price as a percent of principal balance (1)		112.24%		114.03%

(1)	Premiums greater than 110.00% must be split 50/50 with the SBA. The premium income recognized above reflects amounts net of split with the SBA.

For the three months ended March 31, 2014, the Company recognized $5,137,000 of premium income from 43 loans sold aggregating $34,955,000 as compared with $4,259,000 of premium income from 34 loans sold aggregating $25,111,000 for the three months ended March 31, 2013. Premiums on guaranteed loan sales averaged 112.24% with a 1% servicing fee for the quarter ended March 31, 2014 compared with 114.03% with a 1% servicing fee for the quarter ended March 31, 2013.

	Three months ended March 31:
(In thousands):	2014	2013	$ Change	% Change

Total NSBF originated servicing portfolio (1)	$521,460	$379,157	$142,303	38%
Third party servicing portfolio	547,279	167,225	380,054	227%

Aggregate servicing portfolio	$1,068,739	$546,382	$522,357	96%

Total servicing income earned - NSBF portfolio	$832	$614	$218	36%
Total servicing income earned - external portfolio	1,793	847	946	112%

Total servicing income earned	$2,625	$1,461	$1,164	80%

(1)	Of this amount, total average NSBF originated portfolio earning servicing income was $383,021,000 and $277,750,000 for the three month period ended March 31, 2014 and 2013, respectively.

We are the contractor managing and servicing portfolios of SBA 7(a), USDA and other loans acquired by the FDIC from failed financial institutions, and we assist the FDIC in the packaging of these loans for sale. Our existing servicing facilities and personnel perform these activities supplemented by contract workers as needed. The size of the portfolio we will service for the FDIC, and thus the revenue earned, varies and depends on the level of bank failures and the needs of the FDIC in managing portfolios acquired from those banks as well as the success of being able to sell such portfolios. We continued to add third party loan servicing contracts in 2014, for both the FDIC and other third parties.

The $1,164,000 increase in total servicing income was attributable primarily to the increase in FDIC servicing income of $884,000 as a result of the addition in November 2013 of an additional portfolio, which we service for the FDIC as well as the addition of other third party loan servicing contracts which added an additional $62,000 of income period over period. The average third party servicing portfolio increased from $169,356,000 for the three month period ended March 31, 2013 to $548,086,000 for the same three month period in 2014. Servicing fees received on the NSBF portfolio increased by $218,000 period over period and was attributable to the expansion of the NSBF originated portfolio in which we earn servicing income. The portfolio increased from an average of $277,750,000 for the three month period ending March 31, 2013 to an average of $383,021,000 for the same three month period in 2014. This increase was the direct result of increased loan originations throughout 2013 and into 2014.

Interest income increased by $550,000 for the three month period ended March 31, 2014 as compared to the same period in 2013. This increase was attributable to the average outstanding performing portfolio of SBA loans held for investment increasing from $59,723,000 to $94,241,000 for the quarters ended March 31, 2013 and 2014, respectively.

The change in fair value associated with SBA loans held for sale of $334,000 is related to the amount of unsold guaranteed loans during a period, the timing of when those loans sell and the change in premium being received on those loans. The amount of unsold guaranteed loans decreased by $731,000 at March 31, 2014 compared with December 31, 2013, while there was an increase of $1,767,000 in unsold guaranteed loans at March 31, 2013 compared to December 31, 2012.

The increase in the change in fair value on SBA loans held for investment of $556,000 is the result of the increased amount of unguaranteed loans originated period over period, as well as an increase of $388,000 due to reclassification of allowance for loan losses to fair value discount. Loans originated, held for investment aggregated $11,385,000 compared to $7,588,000 for the quarters ended March 31, 2014 and 2013, respectively. During 2013, we applied a discounted cash flow methodology resulting in a decrease in the valuation adjustment applied of 7.5% of total principal as of March 31, 2013, to 6.03% of total principal as of March 31, 2014.

Salaries and benefits increased by $461,000 primarily due to the addition of staff in all departments. Combined headcount increased by 39% from 69 employees at March 31, 2013 to 96 employees at March 31, 2014.

Interest expense increased by $368,000 for the quarter ended March 31, 2014 compared with the same period in 2013. NSBF experienced an increase in interest expense of $414,000 in connection with the closing of the 2013 securitization transactions in March and December 2013 offset by a decrease of $30,000 related to the Capital One line of credit which increased from an average outstanding balance of $14,855,000 for the quarter ended March 31, 2013 to $15,323,000 for the same period in 2014. NBC experienced a decrease in interest expense of $24,000 as average borrowings under the Sterling credit facility declined from $7,800,000 to $6,013,000.

Professional fees for the quarter ended March 31, 2014 decreased by $51,000 when compared with the quarter ended March 31, 2013, primarily due to a decrease in accounting fees of $76,000. These decreases were offset by an increase in servicer trustee fees of $32,000.

Loan Loss Reserves and Fair Value Discount

	Three months ended March 31:
(In thousands):	2014	2013	$ Change	% Change

Total reserves and discount, beginning of period	$6,822	$6,092	$730	12%
Provision for loan loss	(207)	118	(325)	(275)%
Discount, loans held for investment at fair value	1,187	631	556	88%
Charge offs, Net	(53)	(535)	482	90%

Total reserves and discount, end of period	$7,749	$6,306	$1,443	23%

Gross portfolio balance, end of period	$106,413	$70,371	$36,042	51%
Total impaired nonaccrual loans, end of period	$7,345	$7,031	$314	4%

The combined provision for loan loss and net change in fair value of loans held for investment increased from $749,000 for the three months ended March 31, 2013 to $980,000 for the same period in 2014, a net increase of $231,000. The allowance for loan loss, together with the cumulative fair value adjustment related to the SBA loans held for investment, increased from $6,306,000, or 9.0% of the gross portfolio balance of $70,371,000 at March 31, 2013, to $7,749,000, or 7.3% of the gross portfolio balance of $106,413,000 at March 31, 2014. Of this, $2,070,000 or 29.4% and $1,952,000 or 26.6% of the allowance for loan losses and fair value discount was allocated as specific reserve against such impaired non-accrual loans, for the 2013 and 2014 periods, respectively. The year over year reduction in non-performing loans as a percentage results from an improvement in the overall economic climate. The year over year reduction in the specific reserve reflects both the relatively high level of overall collateralization on the non-performing portfolio as well as the increase in the portion of that portfolio making periodic payments pending return to performing status, reducing the need for a specific reserve at this time.

In determining the net change in fair value of loans held for investment for the quarter ended March 31, 2014, the Company used a discounted cash flow model which incorporated a series of expected future cash flows for the performing SBA 7(a) loan portfolio, and discounts those cash flows at a market clearing yield of 5.38%. The key assumptions used in the model are considered unobservable inputs and include anticipated prepayment speeds, cumulative default rates, the cost of loan servicing, and Prime rate expectations. The Company used an assumed prepayment speed of 15% based on current market conditions and historical experience for the loan portfolio, against a prepayment curve developed from NSBF historical experience to calculate expected loan prepayments in a given year. Defaults are defined as any loan placed on non-accrual status as of March 31, 2014. The cumulative default rate, defined as the percent of loan balance that will enter final liquidation in a given year, was estimated to be 25%, and was derived from NSBF historical experience. The mix of NSBF’s loan portfolio continues to shift from start-up businesses, to predominately existing businesses. Our historical default and loss rates demonstrate that this particular segment (i.e. Existing Business) of our SBA loan portfolio continues to experience the lowest rate of defaults and ultimate losses over our nine year history of originating loans. When computing the cumulative default rate to be applied to the performing portfolio loan balances, the Company excluded the last three years of originations as those loans have not seasoned yet. The discounted cash flow analysis resulted in a price equivalent of 93.97% of the par amount on our loans held for investment.

Other general and administrative costs increased by $619,000 due primarily to an increase at NSBF for referral fees on loans originated of $175,000, increased loan servicing costs to the SBA of $101,000, and increased loan recovery costs of $78,000 which includes expenses and losses associated with the sale of foreclosed properties and collateral preservation costs. The remainder of the increase was mainly attributable to increased marketing expense of $71,000 in connection with our television ad campaign. Additionally, NBC increased its reserves by $200,000 in the current quarter as a result of potential losses relating to a receivable financing customer.

The increase of loan originations combined with improvements in servicing, and interest, generated by the addition to and enhanced performance of the portfolio as well as an increase in third party servicing, were sufficient to offset additional salaries, servicing, interest and origination expenses. The resulting pretax income of $2,691,000 was a 24% improvement over the same three month period in 2013.

Managed Technology Solutions

	Three months ended March 31:
(In thousands):	2014	2013	$ Change	% Change
Revenue:
Web hosting and design	$4,056	$4,394	$(338)	(8)%

Expenses:
Salaries and benefits	1,252	1,153	99	9%
Interest	18	24	(6)	(25)%
Professional fees	131	205	(74)	(36)%
Depreciation and amortization	337	326	11	3%
Insurance expense – related party	2	3	(1)	(33)%
Other general and administrative costs	1,565	1,787	(222)	(12)%

Total expenses	3,305	3,498	(193)	(6)%

Income before income taxes	$751	$896	$(145)	(16)%

Revenue is derived primarily from recurring fees from hosting websites, through monthly contracts for shared hosting, dedicated servers and cloud instances (the “plans”). Less than 5% of revenues are derived from contracted services to design and maintain web sites. Web hosting and web design revenue decreased $338,000, or 8%, to $4,056,000 for the three months ended March 31, 2014. The reduction in web hosting revenue is the result of a decrease in the average monthly number of total plans by 5,693 or 12% between periods to 41,387 plans at March 31, 2014 from 47,080 plans in the first quarter of 2013. Partially offsetting the decrease in revenue was an increase in the average monthly revenue per plan of 5% to $31.08 for the three months ended March 31, 2014 from $29.50 in 2013. The average number of cloud instances decreased by 41 to an average of 629 from 670 in the first quarter of 2013. The average monthly number of dedicated server plans in the first quarter of 2014, which generate a higher monthly fee versus shared hosting plans, decreased by 293 between periods, or 22%, to an average of 1,021 from an average of 1,314 in the first quarter of 2013. The average monthly number of shared hosting plans in 2014 decreased by 5,360, or 12%, to an average of 39,736 from 45,096 in the first quarter of 2013. Competition from other web hosting providers as well as alternative website services continued to have a negative effect on web hosting plan count and revenue growth.

Management has taken and is planning a number of steps to reverse the trend of decreasing revenues in this segment.

Total expenses of $3,305,000 in the first quarter of 2014 decreased 6% from $3,498,000 in the first quarter of 2013. Salaries and benefits for the quarter increased $99,000 or 9% between years to $1,252,000. The increase was mainly due to the additional headcount, as well as the hiring of a Senior Vice President of Business Development. Depreciation and amortization increased $11,000 between periods to $337,000 due to an increase in capital expenditures. Professional fees decreased $74,000 principally due to the decrease in web design development revenues between periods. Other costs decreased $222,000 or 12% between periods, principally due to the decreases in license and permits of $66,000, which is directly related to the number of plans in service, telephone and utilities of $28,000, and decreases in marketing, processing fees and other office related expenses.

Segment income before income taxes decreased 16% or $145,000 to $751,000 in the first quarter of 2014 from $896,000 in the first quarter of 2013. The decrease in segment profitability, principally due to a decline in web hosting revenue between periods, was only partially offset by lower operating costs between periods.

All Other

	Three months ended March 31:
(In thousands):	2014	2013	$ Change	% Change
Revenues:
Insurance commissions	$385	$444	$(59)	(13)%
Insurance commissions – related party	47	42	5	12%
Other income	122	141	(19)	(13)%
Other income-related party	22	18	4	22%
Interest income	—	1	(1)	(100)

Total revenue	576	646	(70)	(11)%

Expenses:
Salaries and benefits	628	667	(39)	(6)%
Professional fees	110	139	(29)	(21)%
Depreciation and amortization	51	51	—	—%
Other general and administrative costs	186	251	(65)	(26)%

Total expenses	975	1,108	(133)	(12)%

Loss before income taxes	$(399)	$(462)	$63	14%

The All Other segment includes revenues and expenses primarily from Newtek Insurance Agency, LLC (“NIA”), Newtek Payroll Services (“PAY”) and qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments.

In December 2012, the Company invested in Advanced Cyber Security Systems, LLC (“ACS”), a start-up company formed to offer web-based security solutions to the marketplace. ACS is accounted for as a variable interest entity (“VIE”).

Total revenue decreased by $70,000 for the three months ended March 31, 2014 compared with the year ago period due primarily to a reduction in insurance commission revenue that included a decrease in renewals of direct bill policies as well as a decrease in premium on the force placed insurance book.

The decrease in revenue was offset by reductions in total expenses which decreased by $133,000 in the three months ended March 31, 2014 compared with the year ago period. Salaries and benefits decreased by $39,000 as a result of staff reductions in multiple divisions, and professional fees, which includes broker commissions paid to agents for insurance policy sales and are directly related to commission income which also decreased in the current period. The $65,000 decrease in other general and administrative costs includes a $92,000 reduction in other general and administrative costs at ACS which previously had been paying a monthly fee for a software license agreement in the year ago period. In June 2013, the Company exercised its warrant in ACS, and as part of the restructure, ACS made a final payment in September 2013 and now owns the software license. This reduction in cost was partially offset by a $25,000 increase in software implementation costs and tax processing fees associated with PAY.

While the segment had a $70,000 decrease in total revenue, this decrease was offset by a $133,000 reduction in salaries and other expenses resulting in a $63,000 improvement in loss before income taxes for the three months ended March 31, 2014 compared with the year ago period.

Corporate activities

	Three months ended March 31:
(In thousands):	2014	2013	$ Change	% Change
Revenue:
Management fees – related party	$199	$199	$—	—
Interest income	—	1	(1)	(100)%

Total revenue	199	200	(1)	(1)%

Expenses:
Salaries and benefits	1,451	1,464	(13)	(1)%
Professional fees	357	397	(40)	(10)%
Depreciation and amortization	37	45	(8)	(18)%
Insurance expense – related party	33	27	6	23%
Other general and administrative costs	508	223	285	128%

Total expenses	2,386	2,156	230	11%

Loss before income taxes	$(2,187)	$(1,956)	$(231)	(12)%

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

Revenue is derived primarily from management fees earned from the Capcos and remained unchanged at $199,000 between periods. Management fees, which are eliminated upon consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not accrued.

Total expenses increased by $230,000 for the three months ended March 31, 2014 over the same period in 2013 primarily due to the increase in other general and administrative costs, particularly in marketing costs, which increased $241,000 from the Company’s television ad campaign, a larger portion of which was absorbed by Corporate in the current period compared with the three months ended March 31, 2013. All other expenses remained essentially unchanged period over period.

The loss before income taxes increased by $231,000 due primarily to the increase in other general and administrative costs noted above for the three months ended March 31, 2014, as compared to the same period in 2013.

Capcos

	Three months ended March 31:
(In thousands):	2014	2013	$ Change	% Change
Revenue:
Income from tax credits	$13	$26	$(13)	(50)%
Interest income	16	19	(3)	(16)%
Dividend Income – related party	74	—	74	100%
Other income	1	5	(4)	(80)%

Total revenue	104	50	54	108%

Net change in fair value of:
Credits in lieu of cash and Notes payable in credits in lieu of cash	1	19	(18)	(95)%

Expenses:
Management fees – related party	199	198	1	1%
Interest expense	24	56	(32)	(57)%
Professional fees	74	62	12	19%
Other general and administrative costs	79	39	40	103%

Total expenses	376	355	21	6%

Loss before income taxes	$(271)	$(286)	$15	5%

As described in Note 3 to the condensed consolidated financial statements (unaudited), effective January 1, 2008, the Company adopted fair value accounting for its financial assets and financial liabilities concurrent with its election of the fair value option for substantially all credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance. These are the financial assets and liabilities associated with the Company’s Capco notes that are reported within the Company’s Capco segment. The table above reflects the effects of the adoption of fair value measurement on the income and expense items (income from tax credits, interest expense and insurance expense) related to the revalued financial assets and liability for the three months ended March 31, 2014 and 2013. In addition, the net change to the revalued financial assets and liability for the three months ended March 31, 2014 and 2013 is reported in the line “Net change in fair value of Credits in lieu of cash and Notes payable in credits in lieu of cash” on the condensed consolidated statements of income.

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

Revenue is derived primarily from non-cash income from tax credits, interest and dividend income. The $13,000 decrease in tax credits for the three months ended March 31, 2014 versus the same period in 2013 reflects the effect of the declining dollar amount of tax credits remaining in 2014. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods through 2016, the amount of tax credits will decrease to zero. The increase in total revenue for the three months ended March 31, 2014 compared to year ago period is due to $74,000 in accrued dividends from Small Business Lending, a related party, earned by three of the Capcos on equity investments made in 2013.

Expenses consist primarily of management fees and non-cash interest expense. Related party management fees for the three months ended March 31, 2014 remained essentially unchanged from the year ago period. Management fees, which are eliminated upon consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. Interest expense decreased by $32,000, for the three months ended March 31, 2014 compared with the year ago quarter as a result of the declining amount of notes payable in 2014. Other general and administrative costs increased $40,000 compared with the year ago period in connection with the write off of two investments totaling $46,000, which was partially offset by a reduction in rent expense.

Overall, the pretax loss before income taxes in the Capco segment decreased by $15,000, period over period, primarily due to the increased income from dividends, and the decrease in interest expense for the three months ended March 31, 2014.

Critical Accounting Policies and Estimates:

The Company’s significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in its Form 10-K for the fiscal year ended December 31, 2013. A discussion of the Company’s critical accounting policies, and the related estimates, are included in Management’s Discussion and Analysis of Results of Operations and Financial Position in its Form 10-K for the fiscal year ended December 31, 2013.

Liquidity and Capital Resources

Cash requirements and liquidity needs over the next twelve months are anticipated to be funded primarily through operating results, available cash and cash equivalents, existing credit lines, proposed new credit lines, and additional securitizations of the Company’s SBA lender’s unguaranteed loan portions. As more fully described below, the Company’s SBA lender (“NSBF”) will require additional funding sources to maintain current levels of SBA loan originations in the latter part of 2014 under anticipated conditions; although the failure to find these additional sources may require the reduction in the Company’s SBA lending and related operations, it will not impair the Company’s overall ability to operate. The Company will need to increase its levels of equity and debt financing in order to meet a higher level of loan fundings than in previous years. As such, the Company has signed a Letter of Intent with Capital One Bank for additional capital above its current facility. In addition, the Company has a signed Letter of Intent with Goldman Sachs Bank which would replace the Capital One line of $27,000,000 and provide a larger warehouse line for SBA loans. The Company has also taken the initial steps to convert to a business development company (“BDC”) which would be undertaken in conjunction with a public offering of the Company’s stock. Given weaker results in the business services segments which have historically been cash generators, and the need to raise additional capital, the inability to close these transactions could significantly reduce the rate of growth for the Company. If the Company should ever be unable to obtain the required approval for its financing arrangements from the SBA, it would likely be unable to continue to make loans.

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

As of March 31, 2014, the Company’s unused sources of liquidity consisted of $313,000 available through its lines of credit, and $10,234,000 in unrestricted cash and cash equivalents.

Restricted cash of $10,569,000 as of March 31, 2014 is primarily held in the Lending and the All Other segments. The majority, or $6,370,000 of restricted cash, is related to NSBF, and includes $3,242,000 for a reserve in the event payments are insufficient to cover interest and/or principal with respect to the securitization, and $150,000 set aside for servicer and prepaid interest fees. The remaining balance at NSBF of $2,978,000 represents payments collected due to participants and amounts owed to the SBA. The Company also has $2,187,000 in cash held in the companies aggregating our all other segment, the majority of which is held by PAY and represents monies held in the payroll escrow account. The remaining balance of $2,012,000 includes $750,000 which collateralizes the Sterling line of credit, and other amounts provided by sponsoring banks in connection with credit card processing and by customers for insurance premiums and our AR factoring business.

In summary, Newtek generated and used cash as follows:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Net cash provided by (used in) operating activities	$7,828	$(2,527)
Net cash used in investing activities	(9,886)	(7,308)
Net cash (used in) provided by financing activities	(216)	7,604

Net decrease in cash and cash equivalents	(2,274)	(2,231)
Cash and cash equivalents, beginning of period	12,508	14,229

Cash and cash equivalents, end of period	$10,234	$11,998

Net cash used in operating activities increased by $10,355,000 to cash provided of $7,828,000 for the period ended March 31, 2014, compared to cash used in operations of $(2,527,000) for the period ended March 31, 2014. The change primarily reflects the operation of the SBA lender, which originated $34,224,000 of SBA loans held for sale and sold $34,955,000 of loans compared with $27,238,000 originated and $25,111,000 sold in the first three months of 2013. An additional $4,876,000 of cash was provided by other assets in the current period that was mostly related to two loans that were funded, but did not close during 2013 and were recorded to other assets. An additional $1,491,000 was provided through the fluctuation in the broker receivable, which arises from loans traded by not settled before quarter end, and represents the amount of cash due from the purchasing broker; the amount varies depending on loan origination volume and timing of sales and settlement at quarter end.

Net cash used in investing activities includes the unguaranteed portions of SBA loans, the purchase of fixed assets, changes in restricted cash and activities involving investments in qualified businesses. Net cash used in investing activities decreased by $(2,578,000) to cash used of $(9,886,000) for the period ended March 31, 2014 compared to cash used of $(7,308,000) for the period ended March 31, 2013. The decrease was due primarily to a greater amount of SBA loans originated for investment of $(11,385,000) for the three month period in 2014 compared with $(7,640,000) in 2013 and a reduction in the return of investments in qualified businesses which used $72,000 of cash in 2014 compared with a provision of $970,000 in 2013. This total use of cash in investing activities was partially offset by payments received on SBA loans which provided cash of $2,159,000 in 2014 versus $1,201,000 in the same period of 2013.

Net cash provided by financing activities primarily includes the net repayments on bank lines of credit and notes payable as well as securitization activities. While the change in restricted cash related to securitization provided $11,221,000, and a reduction in the total amount of repayments on bank lines of credit provided $2,553,000 of cash in the current period, the prior period included a cash provision related to the Company’s March 2013 securitization transaction resulting in a current period reduction of $(20,862,000). In sum, net cash provided by financing activities decreased by $7,820,000 to cash used of $(216,000) for the period ended March 31, 2014 from cash provided of $7,604,000 for the period ended March 31, 2013.

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

We do not have significant exposure to changing interest rates on invested cash which was approximately $20,803,000 at March 31, 2014. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions with ratings from S&P of A- or better. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury-only money market instruments or funds and other investment-grade securities. As of March 31, 2014, cash deposits in excess of FDIC and SIPC insurance totaled approximately $7,741,000 and funds held in U.S. Treasury-only money market funds or equivalents in excess of SIPC insurance totaled approximately $11,000.

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

(b) Change in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

10.1	Amendment to Employment Agreement with Craig J. Brunet, dated April 1, 2014.

31.1	Certification by Principal Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification by Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH8	XBRL Taxonomy Extension Schema Document

101.CAL8	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB8	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE8	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: May 12, 2014	By:	/s/ Barry Sloane
Barry Sloane Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer)

Date: May 12, 2014	By:	/s/ Jennifer Eddelson
Jennifer Eddelson Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)