Form 10-Q
period 2014-06-30
NEWTEK BUSINESS SERVICES, INC.
filed 2014-08-14
CIK 1094019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 12, 2014, there were 37,790,106 of the Company’s Common Shares outstanding.

Item 1. Financial Statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(In Thousands, except for Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Operating revenues
Electronic payment processing	$23,163	$23,446	$44,690	$45,123
Web hosting and design	4,114	4,538	8,101	8,918
Premium income	4,992	4,937	10,129	9,196
Interest income	1,568	1,166	3,129	2,196
Servicing fee income – NSBF portfolio	915	666	1,746	1,280
Servicing fee income – external portfolios	1,743	893	3,537	1,740
Income from tax credits	15	29	28	55
Insurance commissions	416	470	801	914
Other income	1,202	866	2,054	1,733

Total operating revenues	$38,128	$37,011	$74,215	$71,155

Net change in fair value of:
SBA loans	118	(772)	(1,147)	(1,148)
Credits in lieu of cash and notes payable in credits in lieu of cash	(1)	7	—	26

Total net change in fair value	117	(765)	(1,147)	(1,122)

Operating expenses:
Electronic payment processing costs	19,575	19,628	37,937	37,912
Salaries and benefits	6,823	6,323	13,301	12,379
Interest	3,589	1,381	5,225	2,684
Depreciation and amortization	896	816	1,751	1,623
Provision for loan losses	139	209	(66)	327
Other general and administrative costs	4,934	5,008	10,415	10,025

Total operating expenses	35,956	33,365	68,563	64,950

Income before income taxes	2,289	2,881	4,505	5,083
Provision for income taxes	911	1,180	1,760	2,077

Net income	1,378	1,701	2,745	3,006
Net income attributable to non-controlling interests	16	141	40	288

Net income attributable to Newtek Business Services, Inc.	$1,394	$1,842	$2,785	$3,294

Weighted average common shares outstanding – basic	35,531	35,283	35,482	35,251

Weighted average common shares outstanding – diluted	38,477	37,902	38,462	37,775

Earnings per share – basic	$0.04	$0.05	$0.08	$0.09

Earnings per share – diluted	$0.04	$0.05	$0.07	$0.09

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2014 AND DECEMBER 31, 2013

(In Thousands, except for Per Share Data)

	June 30, 2014	December 31, 2013
	Unaudited	(Note 1)
ASSETS
Cash and cash equivalents	$9,001	$12,508
Restricted cash	18,816	16,877
Broker receivable	9,481	13,606
SBA loans held for investment, net (includes $9,862 and $10,894, respectively, related to securitization trust VIE; net of allowance for loan losses of $1,510 and $1,811, respectively)	9,583	10,689
SBA loans held for investment, at fair value (includes $80,342 and $74,387, respectively, related to securitization trust VIE)	94,728	78,951
Accounts receivable (net of allowance of $1,235 and $871, respectively)	10,650	11,602
SBA loans held for sale, at fair value	3,305	4,734
Prepaid expenses and other assets, net (includes $1,980 and $2,187, respectively, related to securitization trust VIE)	13,599	18,549
Servicing asset (net of accumulated amortization and allowances of $8,652 and $7,909, respectively)	7,703	6,776
Fixed assets (net of accumulated depreciation and amortization of $11,440 and $10,547, respectively)	3,705	3,741
Intangible assets (net of accumulated amortization of $2,253 and $2,243, respectively)	1,164	1,240
Credits in lieu of cash	2,898	3,641
Goodwill	12,092	12,092
Deferred tax asset, net	4,171	3,606

Total assets	$200,896	$198,612

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$17,137	$14,688
Notes payable	43,613	41,218
Note payable – securitization trust VIE	54,959	60,140
Capital lease obligation	506	642
Deferred revenue	1,219	1,274
Notes payable in credits in lieu of cash	2,898	3,641

Total liabilities	120,332	121,603

Commitments and contingencies
Equity:
Newtek Business Services, Inc. shareholders’ equity:
Preferred shares (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common shares (par value $0.02 per share; authorized 54,000 shares, 36,913 issued; 35,619 and 35,385 outstanding, respectively, not including 83 shares held in escrow)	740	738
Additional paid-in capital	62,290	61,349
Retained earnings	17,322	14,536
Treasury shares, at cost (1,294 and 1,528 shares, respectively)	(1,380)	(1,279)

Total Newtek Business Services, Inc. shareholders’ equity	78,972	75,344
Non-controlling interests	1,592	1,665

Total equity	80,564	77,009

Total liabilities and equity	$200,896	$198,612

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(In Thousands)

	2014	2013
Cash flows from operating activities:
Condensed consolidated net income	$2,745	$3,006
Adjustments to reconcile condensed consolidated net income to net cash provided by operating activities:
Income from tax credits	(28)	(55)
Write-off of deferred financing costs and debt discount	1,905	—
Accretion of interest expense	28	81
Fair value adjustments on SBA loans	1,147	1,148
Fair value adjustment of credits in lieu of cash and notes payable in credits in lieu of cash	—	(26)
Deferred income taxes	(565)	(994)
Depreciation and amortization	1,751	1,624
Accretion of discount	285	(96)
Provision for loan losses	(66)	327
Other, net	1,091	796
Changes in operating assets and liabilities:
Originations of SBA loans held for sale	(67,037)	(59,728)
Proceeds from sale of SBA loans held for sale	68,322	57,927
Broker receivable	4,126	8,587
Accounts receivable	700	(2,928)
Prepaid expenses, accrued interest receivable and other assets	4,132	(1,662)
Accounts payable, accrued expenses and deferred revenue	2,837	397
Change in restricted cash	(8,351)	(860)
Capitalized servicing asset	(1,670)	(1,565)

Net cash provided by operating activities	11,352	5,979

Cash flows from investing activities:
Investments in qualified businesses	(72)	—
Return of investments in qualified businesses	—	1,522
Purchase of fixed assets and customer merchant accounts	(895)	(1,084)
SBA loans originated for investment, net	(21,158)	(17,976)
Payments received on SBA loans	5,095	2,346
Proceeds from sale of loan held for investment	500	—
Change in restricted cash	—	834
Other, net	—	(40)

Net cash used in investing activities	(16,530)	(14,398)

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (CONTINUED)

(In Thousands)

	2014	2013

Cash flows from financing activities:
Net proceeds from (repayments on) bank lines of credit	$1,635	$(8,887)
Proceeds from term loan	10,000	—
Repayments on notes payable	(10,590)	(208)
Issuance of senior notes, net of issuance costs	—	20,909
Repayments of senior notes	(5,329)	(2,599)
Additions to deferred financing costs	(303)	(864)
Change in restricted cash related to securitization	6,412	(621)
Proceeds from exercise of stock options	15	120
Other	(169)	339

Net cash provided by financing activities	1,671	8,189

Net decrease in cash and cash equivalents	(3,507)	(230)
Cash and cash equivalents – beginning of period	12,508	14,229

Cash and cash equivalents – end of period	$9,001	$13,999

Supplemental disclosure of cash flow activities:

Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$765	$3,514

Increase in Additional paid in capital attributable to deferred tax adjustment on vested stock	$166	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Newtek Business Services, Inc. (“Newtek” or “the Company”) is a holding company for several wholly- and majority-owned subsidiaries, including twelve certified capital companies which are referred to as Capcos, and several portfolio companies in which the Capcos own non-controlling or minority interests. The Company provides a “one-stop-shop” for business services to the small- and medium-sized business market and uses state of the art web-based proprietary technology to be a low cost acquirer and provider of products and services. The Company partners with companies, credit unions, and associations to offer its services.

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

Small Business Finance: The segment is comprised of Small Business Lending, Inc., (“SBL”), a lender service provider for third-parties that primarily services government guaranteed U.S. Small Business Administration (“SBA”) 7(a) loans to qualifying small businesses through Newtek Small Business Finance, Inc. (“NSBF”), a nationally licensed, SBA lender that originates, sells and services loans to qualifying small businesses, which are partially guaranteed by the SBA, and CDS Business Services, Inc. d/b/a Newtek Business Credit (“NBC”) which provides receivable financing and management services.

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

The condensed consolidated financial statements of Newtek, its subsidiaries and consolidated entities included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and include all wholly- and majority-owned subsidiaries, several portfolio companies in which the Capcos own non-controlling minority interest and those variable interest entities of which Newtek is considered to be the primary beneficiary. All inter-company balances and transactions have been eliminated in consolidation. Non-controlling interests are reported below net income under the heading “Net income attributable to non-controlling interests” in the condensed consolidated statements of income (unaudited) and shown as a component of equity in the condensed consolidated balance sheets.

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

Subsequent measurements of each class of servicing assets and liabilities may use either the amortization method or the fair value measurement method. NSBF has chosen to apply the amortization method to its servicing asset, amortizing the asset in proportion to, and over the period of, the estimated future net servicing income on the underlying sold guaranteed portion of the loans and assessing the servicing asset for impairment based on fair value if and when a triggering event occurs. In the event future prepayments are significant or impairments are incurred and future expected cash flows are inadequate to cover the unamortized servicing assets, additional amortization or impairment charges would be recognized. In evaluating and measuring impairment of servicing assets, NSBF stratifies its servicing assets based on year of loan and loan term which are the key risk characteristics of the underlying loan pools. The Company uses an independent valuation specialist to estimate the fair value of the servicing asset by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that NSBF believes market participants would use for similar assets. If NSBF determines that the impairment for a stratum is temporary, a valuation allowance is recognized through a charge to current earnings for the amount the amortized balance exceeds the current fair value. If the fair value of the stratum was to later increase, the valuation allowance may be reduced as a recovery. However, if NSBF determines that impairment for a stratum is other than temporary, the value of the servicing asset and any related valuation allowance is written-down.

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

NSBF passes certain servicing expenditures it incurs to the borrower, such as force placed insurance, insufficient funds fees, or fees it assesses, such as late fees, with respect to managing the loan. These expenditures are recorded when incurred. Due to the uncertainty with respect to collection of these passed through expenditures or assessed fees, any funds received to reimburse NSBF are recorded on a cash basis as other income.

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

•	Receivable fees: Receivable fees are derived from the funding (purchase) of receivables from finance clients. NBC recognizes the revenue on the date the receivables are purchased at a percentage of face value as agreed to by the client. NBC also has arrangements with certain of its clients whereby it purchases the client’s receivables and charges a fee at a specified rate based on the amount of funds advanced against such receivables. The funds provided are collateralized by accounts receivable and the income is recognized as earned.

•	Late fees: Late fees are derived from receivables NBC has purchased that have gone over a certain period (usually over 30 days) without payment. The client or the client’s customer is charged a late fee according to the agreement with the client and NBC records the fees as income in the month in which such receivable becomes past due.

•	Billing fees: Billing fees are derived from billing-only (non-finance) clients. These fees are recorded when earned, which occurs when the service is rendered.

•	Other fees: These fees include re-underwriting fees, due diligence fees, termination fees, under minimum fees, and other fees including finance charges, supplies sold to clients, NSF fees, wire fees and administration fees. These fees are charged upon funding, takeovers or liquidation of finance clients. The Company also receives commission revenue from various sources.

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

Restricted Cash

Restricted cash includes cash collateral relating to a security deposit; monies due on SBA loan-related remittances and insurance premiums received by the Company and due to third parties; cash held by the Capcos restricted for use in managing and operating the Capco, making qualified investments and for the payment of income taxes; cash reserves associated with the securitization transactions, cash set aside to purchase unguaranteed portions originated subsequent to the securitization transactions, cash held in blocked accounts used to pay down bank note payables, cash held for our payroll clients waiting to be remitted to their employees or taxing authority and a cash account maintained as a reserve against electronic payment processing chargeback losses. Following is a summary of restricted cash by segment:

(In thousands):	June 30, 2014	December 31, 2013
Electronic payment processing	$532	$573
Small business finance	15,354	12,829
All other	1,936	2,475
Corporate activities	990	989
Capcos	4	11

Totals	$18,816	$16,877

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

Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s market interest rate, or the fair value of the collateral less estimated costs to sell, if the loan is collateral dependent. Impaired loans for which the carrying amount is based on fair value of the underlying collateral are included in SBA loans held for investment, net, and reported at estimated fair value on a non-recurring basis, both at initial recognition of impairment and on an on-going basis until recovery or charge-off of the loan amount. The determination of impairment involves management’s judgment in the use of market data and third party estimates regarding collateral values. For loans funded before October 1, 2010, the impairment of a loan resulted in management establishing an allowance for loan losses through provisions for loan losses charged against income; for subsequent loans at fair value, impairment results in a net change in the fair value of SBA loans held for investment. Amounts deemed to be uncollectible are charged against the allowance for loan losses or reduces the fair value and subsequent recoveries, if any, are credited to the allowance or increases the fair value.

The Company’s charge-off policy is based on a loan-by-loan review for which the estimated uncollectible portion of nonperforming loans is charged off against the corresponding loan receivable and the allowance for loan losses or against the reduction in fair value.

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

Purchased Receivables

For clients of NBC that are assessed fees based on a discount as well as for clients that are on a prime plus fee schedule, purchased receivables are recorded at the point in time when cash is released to the client. A majority of the receivables purchased with respect to prime plus arrangements are recourse and are sold back to the client if aged over 90 days, depending on contractual agreements. Purchased receivables are included in accounts receivable on the condensed consolidated balance sheets.

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

The Company’s debt and equity investments have substantially been made with funds available to Newtek through the Capco programs, all of which have been met. These programs generally require that each Capco meet a minimum investment benchmark within five years of initial funding. In addition, any funds received by a Capco as a result of a debt repayment or equity return may, under the terms of the Capco programs, be reinvested and counted towards the Capcos’ minimum investment benchmarks.

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

The carrying value of Capco investments in Qualified Businesses (included in Prepaid expenses and other assets), Credits in lieu of cash and Notes payable in credits in lieu of cash as well as its SBA loans held for investment and SBA loans held for sale approximate fair value based on management’s estimates.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Accounting Standard Codification 605—Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements or disclosures.

In June 2014, the FASB issued ASU 2014-11 “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” which changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires disclosures about transfers accounted for as sales in transactions that are economically similar to repurchase agreements and about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting changes in ASU 2014-11 and the disclosure for certain transactions accounted for as a sale are effective for public companies for the first interim or annual period beginning after December 15, 2014. For public companies, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements or disclosures.

In June 2014, the FASB issued ASU 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service

Period,” which requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition and, as a result, should not be included in the estimation of the grant-date fair value of the award. ASU 2014-12 will be effective for annual period beginning after December 15, 2015 and may be applied either prospectively to all awards granted or modified after the effective date or retrospectively, to all periods presented. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements or disclosures.

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

The Company elected the fair value option in order to reflect in its condensed financial statements the assumptions that market participants use in evaluating these financial instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

	Fair Value Measurements at June 30, 2014 Using:
(In thousands):	Total	Level 1	Level 2	Level 3	Total Unrealized Gains and (Losses)

Assets

Credits in lieu of cash	$2,898	$—	$2,898	$—	$(5)
SBA loans held for investment	94,728	—	—	94,728	(808)

SBA loans held for sale	3,305	—	3,305	—	(144)

Total assets	$100,931	$—	$6,203	$94,728	$(957)

Liabilities

Notes payable in credits in lieu of cash	$2,898	$—	$2,898	$—	$5

For the six months ended June 30, 2014, the Company charged-off $195,000 in losses related to its SBA loans held for investment.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

	Fair Value Measurements at December 31, 2013 Using:
(In thousands):	Total	Level 1	Level 2	Level 3	Total Unrealized Gains and (Losses)

Assets

Credits in lieu of cash	$3,641	$—	$3,641	$—	$—
SBA loans held for investment	78,951	—	—	78,951	(1,629)

SBA loans held for sale	4,734	—	4,734	—	403

Total assets	$87,326	$—	$8,375	$78,951	$(1,226)

Liabilities

Notes payable in credits in lieu of cash	$3,641	$—	$3,641	$—	$21

Total liabilities	$3,641	$—	$3,641	$—	$21

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

On December 31, 2013, the yield on the Chartis Note Basket was 1.49%. As of June 30, 2014, the date the Company revalued the asset and liability, the yields on the Chartis notes averaged 1.58% reflecting changes in interest rates in the marketplace. This increase in yield increased both the fair value of the credits in lieu of cash and the fair value of the notes payable in credits in lieu of cash. For the three months ended June 30, 2014, the Company reported a loss of $1,000; there was no corresponding gain or loss for the six months ended June 30, 2014.

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

In determining the net change in fair value of loans held for investment for the three months ended June 30, 2014, the Company used a discounted cash flow model which incorporated a series of expected future cash flows for the performing SBA 7(a) loan portfolio, and discounts those cash flows at a market clearing yield of 5.38%. The key assumptions used in the model are considered unobservable inputs and include anticipated prepayment speeds, cumulative default rates, the cost of loan servicing, and Prime rate expectations. The Company used an assumed prepayment speed of 15% based on current market conditions and historical experience for the loan portfolio, against a prepayment curve developed from NSBF historical experience to calculate expected loan prepayments in a given year. Defaults are defined as any loan placed on non-accrual status as of June 30, 2014. The default rate, defined as the percent of loan balance that will enter final liquidation in a given year, was estimated to be 25%, and was derived from NSBF historical experience. The mix of NSBF’s loan portfolio continues to shift from start-up businesses, to predominately originating to existing businesses. Our historical default and loss rates demonstrate that this particular segment (i.e. Existing Business) of our SBA loan portfolio continues to experience the lowest rate of defaults and ultimate losses over our nine year history of originating loans. When computing the cumulative default rate to be applied to the performing portfolio loan balances, the Company excluded the last three years of originations as those loans have not seasoned yet. The discounted cash flow resulted in a price equivalent of 94.70% of the par amount on our loans held for investment as of June 30, 2014.

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

Below is a summary of the activity in SBA loans held for investment, at fair value for the six months ended June 30, 2014 and 2013, respectively, (in thousands):

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Balance, beginning of period	$78,951	$43,055
SBA loans held for investment, originated	21,128	17,924
Loans transferred to other real estate owned	—	(214)
Payments received	(4,348)	(1,249)
Fair value loss	(1,003)	(1,381)

Balance, end of period	$94,728	$58,135

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

Other Fair Value Measurements

Assets Measured at Fair Value on a Non-recurring Basis are as follows (in thousands):

	Fair Value Measurements at June 30, 2014 Using:				Change in Fair Value
	Total	Level 1	Level 2	Level 3
Assets

Impaired loans	$1,490	$—	$—	$1,490	$56

Other real-estate owned	438	—	438	—	(120)

Total assets	$1,928	$—	$438	$1,490	$(64)

	Fair Value Measurements at December 31, 2013 Using:
	Total	Level 1	Level 2	Level 3	Total Losses
Assets

Impaired loans	$3,441	$—	$—	$3,441	$(1,022)

Other real-estate owned	798	—	798	—	(182)

Total assets	$4,239	$—	$798	$3,441	$(1,204)

Impaired loans

Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral less estimated liquidation costs if the loan is collateral dependent. Impaired loans for which the carrying amount is based on fair value of the underlying collateral are included in SBA loans held for investment, net, and balances include fair value measurements on a non-recurring basis, both at initial recognition of impairment and on an on-going basis until recovery or charge-off of the loan amount. The significant unobservable inputs used in the fair value measurement of the impaired loans involve management’s judgment in the use of market data and third party estimates regarding collateral values. Such estimates are further discounted by 20% - 80% to reflect the cost of liquidating the various assets under collateral. Valuations in the level of impaired loans and corresponding impairment affect the level of the reserve for loan losses. Any subsequent increases or decreases in any of the inputs would result in a corresponding decrease or increase in the reserve for loan loss or fair value of SBA loans, depending on whether the loan was originated prior or subsequent to October 1, 2010.

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

NOTE 4 – SBA LOANS:

SBA loans are geographically concentrated in New York (12.69%). Below is a summary of the activity in the SBA loans held for investment, net of the allowance for loan losses for the six months ended June 30, 2014 (in thousands):

Balance at December 31, 2013	$89,640
SBA loans funded for investment	21,128
Fair value adjustment	(1,003)
Payments received	(5,095)
Sale of loan held for investment	(500)
Provision for SBA loan losses	66
Discount on loan originations, net	75

Balance at June 30, 2014	$104,311

Below is a summary of the activity in the allowance for loan losses, cost basis, for the three and six months ended June 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Allowance for loan losses, cost basis:
Balance, beginning of period	$1,553	$2,172	$1,811	$2,589
Provision for loan losses	139	209	(66)	327
Loans charged-off	(198)	(683)	(258)	(1,221)
Recoveries	16	19	23	22

Balance, end of period	$1,510	$1,717	$1,510	$1,717

Individually evaluated for impairment	$1,329	$1,477	$1,329	$1,477
Collectively evaluated for impairment	181	240	181	240

Balance, end of period	$1,510	$1,717	$1,510	$1,717

Total loans, cost basis
Individually evaluated for impairment	$2,819	$4,327	$2,819	$4,327
Collectively evaluated for impairment	9,041	11,530	9,041	11,530

Balance, end of period	$11,860	$15,857	$11,860	$15,857

The allowance for loan losses as of December 31, 2013 amounted to $1,609,000 and $202,000 for loans evaluated individually and collectively for impairment, respectively. The cost basis of loans held for investment as of December 31, 2013 amounted to $3,466,000 and $9,875,000 for loans evaluated individually and collectively for impairment, respectively.

Below is a summary of the activity in the SBA loans held for sale for the six months ended June 30, 2014 (in thousands):

Balance at December 31, 2013	$4,734
Originations of SBA loans held for sale	67,037
Fair value adjustment	(144)
SBA loans sold	(68,322)

Balance at June 30, 2014	$3,305

All loans are priced at the Prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with the Company. As of June 30, 2014 and December 31, 2013, SBA loans receivable held for investment with adjustable interest rates amounted to $105,597,000 and $91,083,000, respectively.

For the six months ended June 30, 2014 and 2013, the Company funded approximately $88,166,000 and $77,652,000 in loans and sold approximately $68,322,000 and $57,927,000 of the guaranteed portion of the loans, respectively. Receivables from loans traded but not settled of $9,481,000 and $13,606,000 as of June 30, 2014 and December 31, 2013, respectively, are presented as broker receivable in the accompanying condensed consolidated balance sheets.

The outstanding balances of loans past due over ninety days and still accruing interest as of June 30, 2014 was approximately $843,000; there were no loans past due over ninety days and still accruing interest as of December 31, 2013.

At June 30, 2014 and December 31, 2013, total impaired loans amounted to $9,498,000 and $7,678,000, respectively. For the six months ended June 30, 2014 and for the year ended December 31, 2013, the average balance of impaired loans was $8,136,000 and $6,887,000, respectively, and approximately $1,319,000 and $1,609,000 in specific reserves included in the allowance for loan losses and $548,000 and $163,000 of SBA fair value discount were allocated against such impaired loans, respectively.

Had interest on these impaired non-accrual loans been accrued, such interest would have totaled approximately $244,000 and $207,000 for the six months ended June 30, 2014 and 2013, respectively. Interest income, which is recognized on a cash basis, related to the impaired non-accrual loans for the six months ended June 30, 2014 and 2014, was not material.

The following is a summary of SBA loans held for investment as of:

	June 30, 2014		December 31, 2013
(in thousands):	Fair Value	Cost Basis	Fair Value	Cost Basis
Due in one year or less	$—	$77	$—	$319
Due between one and five years	—	4,312	—	4,509
Due after five years	100,573	7,471	83,988	8,513

Total	100,573	11,860	83,988	13,341
Less: Allowance for loan losses	—	(1,510)	—	(1,811)
Less: Deferred origination fees, net	—	(767)	—	(841)
Less: Fair value adjustment	(5,845)	—	(5,037)	—

Balance, net	$94,728	$9,583	$78,951	$10,689

The payment status of gross SBA loans held for investment is as follows:

	(in thousands)
Days Past Due	June 30, 2014	December 31, 2013
Current	$98,062	$84,809
30 – 89	4,030	4,842
> 90	843	—
Non-accrual	9,498	7,678

Balance, net	$112,433	$97,329

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

Risk ratings are refreshed as appropriate based upon considerations such as market conditions, loan characteristics, and portfolio trends. The Company’s gross SBA loans held for investment recorded at cost by credit quality indicator are as follows:

	(in thousands)
Risk Rating	June 30, 2014	December 31, 2013
Acceptable	$6,792	$7,420
Other assets special mention	2,046	2,234
Substandard	2,823	3,283
Doubtful	190	395
Loss	9	9

Balance	$11,860	$13,341

The Company had loans renegotiated in troubled debt restructurings of $3,278,000 as of June 30, 2014, of which $1,406,000 was on non-accrual status and $1,872,000 was on accrual status. As of December 31, 2013, there was approximately $3,409,000 of loans renegotiated in trouble debt restructurings, of which $1,332,000 was included in non-accrual loans and $2,077,000 was on accrual status. The Company has no commitments to loan additional funds to borrowers whose existing loans have been modified in TDR.

An analysis of loans restructured in TDR for the three months ended June 30, 2014 and 2013, respectively, is as follows (in thousands):

Type of Concession	June 30, 2014		June 30, 2013
	Number of Notes	Principal Balance at Restructure Date	Number of Notes	Principal Balance at Restructure Date

Payment reduction / Interest-only period	—	$—	1	$26

TDRs that return to a non-performing status post-modification are considered redefaulted loans and are treated in the same manner as other non-performing loans in the portfolio. For the three months ended June 30, 2014, the Company had one TDR loan that subsequently defaulted with a corresponding principal balance of approximately $8,000 and one loan that was subsequently charged off with a corresponding principal balance of approximately $5,000; for the three month period ended June 30, 2013, there were no TDR loans that subsequently defaulted or were charged-off.

An analysis of loans restructured in TDR for the six months ended June 30, 2014 and 2013, respectively, is as follows (in thousands):

Type of Concession	June 30, 2014		June 30, 2013
	Number of Notes	Principal Balance at Restructure Date	Number of Notes	Principal Balance at Restructure Date

Payment reduction / Interest-only period	1	$63	2	$189

TDRs that return to a non-performing status post-modification are considered redefaulted loans and are treated in the same manner as other non-performing loans in the portfolio. For the six months ended June 30, 2014, the Company had three TDR loans that subsequently defaulted with a corresponding principal balance of approximately $143,000 and two loans that were subsequently charged off with a corresponding principal balance of approximately $29,000; for the six month period ended June 30, 2013, there were no TDR loans that subsequently defaulted or were charged-off.

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

The changes in the value of the Company’s servicing rights for the six months ended June 30, 2014 were as follows:

(in thousands):
Balance at December 31, 2013	$6,776
Servicing rights capitalized	1,671
Servicing assets amortized	(744)

Balance at June 30, 2014	$7,703

The carrying value of the capitalized servicing asset was $7,703,000 and $6,776,000 at June 30, 2014 and December 31, 2013, respectively, while the estimated fair value of capitalized servicing rights was $9,064,000 and $7,959,000 at June 30, 2014 and December 31, 2013, respectively.

The estimated fair value of servicing assets at June 30, 2014 was determined using a discount factor that equates the present value of the expected servicing income to the strip multiple method valuation rate of 9%, weighted average prepayment speeds ranging from 5% to 13%, depending upon certain characteristics of the loan portfolio, weighted average life of 4.33 years, and an average default rate of 4.6%.

The estimated fair value of servicing assets at December 31, 2013 was determined using a discount factor that equates the present value of the expected servicing income to the strip multiple method valuation rate of 11%, weighted average prepayment speeds ranging from 0% to 11%, depending upon certain characteristics of the loan portfolio, weighted average life of 5.00 years, and an average default rate of 4.6%.

The unpaid principal balances of loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others within the NSBF originated portfolio, loans which have been sold, were $426,320,000 and $372,366,000 as of June 30, 2014 and December 31, 2013, respectively. The unpaid principal balances of loans serviced for others which were not originated by NSBF and are outside of the Newtek portfolio were $508,308,000 and $561,092,000 as of June 30, 2014 and December 31, 2013, respectively.

NOTE 6 – NOTES PAYABLE AND CAPITAL LEASES:

At June 30, 2014 and December 31, 2013, the Company had notes payable and capital leases comprised of the following (in thousands):

	June 30, 2014	December 31, 2013
Notes payable:
Capital One, N.A. lines of credit:
Guaranteed line (NSBF)	$16,416	$21,261
Unguaranteed line (NSBF)	10,584	4,691
Term note (NBS)	10,000	—
Revolving line of credit (NBS)	1,160	—
Summit Partners Credit Advisors, L.P. (NBS)	—	8,650
Sterling National bank line of credit (NBC)	5,453	6,026
Capital One, N.A. term loan (NTS)	—	590

Total notes payable	43,613	41,218
Note payable – securitization trust	54,959	60,140

Total notes payable	$98,572	$101,358

Capital lease obligation	$506	$642

On June 26, 2014, the Company entered into a four year $20,000,000 credit agreement with Capital One, N.A. consisting of a $10,000,000 term loan and a revolving line of credit of up to $10,000,000. Principal and interest on the term loan are payable quarterly in arrears and the interest rate is Prime plus 250 basis points. The term loan is being amortized over a six year period with a final payment due on the maturity date. The interest rate on the revolving line of credit is also Prime plus 250 basis points and is payable monthly in arrears with the principal due at maturity. In addition, the revolving line accrues interest of 0.375% on the unused portion of the line which is payable quarterly in arrears. Interest expense for the three and six months ended June 30, 2014 was approximately $6,000.

The purpose of the new facilities was to refinance the Company’s existing debt from Summit Partners Credit Advisors, L.P., payoff the current portion of the NTS loan, and for general working capital purposes. The Company incurred deferred financing costs of approximately $279,000 which will be amortized to interest expense over the term of the facilities. In addition, and in connection with the pay-off of the Summit Capital note payable, the Company expensed the remaining debt discount and deferred financing costs related to Summit, which resulted in a charge to operations for the three and six months ended June 30, 2014 of $1,905,000.

The new Capital One, N.A. facilities require the adherence to certain financial covenants including minimum EBITDA, fixed charge coverage ratios, funded debt to EBITDA ratios, as well as minimum cash balance requirements. As of June 30, 2014, the Company was in compliance with all financial covenants.

NOTE 7 – STOCK OPTIONS AND RESTRICTED SHARES:

The Company had three share-based compensation plans as of June 30, 2014 and 2013. For the six months ended June 30, 2014 and 2013, share-based compensation expense for those plans was $532,000 and $352,000, respectively, of which $445,000 and $278,000 are included in salaries and benefits, and $87,000 and $74,000 are included in other general and administrative costs for the six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014, approximately 71,500 shares awarded under the plans were forfeited due to early termination or resignation by certain employees. The total forfeiture credit recognized for the six months ended June 30, 2014 was approximately $69,000 and is included in share-based compensation expense included in salaries and benefits on the condensed consolidated statements of income.

In April 2014, the Company granted a certain employee 10,000 restricted shares of common stock valued at $28,600 which vested on April 30, 2014. The fair value of this grant was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee’s employment. Upon vesting, the grantee received one common share for each restricted share vested. The Company recorded $28,600 to share-based compensation for the three and six months ended June 30, 2014 in connection with the vesting period associated with this grant.

During the third quarter of 2013, the Company granted certain employees an aggregate of 70,000 restricted shares of common stock valued at $176,000 with 10,000 vesting on March 1, 2016 and 60,000 vesting on July 31, 2016. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee’s employment. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company recorded $98,000 to share-based compensation for the six months ended June 30, 2014 in connection with the vesting period associated with grants that remain outstanding.

During the second quarter of 2013, the Company granted certain employees and executives an aggregate of 80,000 restricted shares of common stock valued at $174,000 with a vesting date of March 1, 2016. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee’s employment. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company recorded $77,000 to share-based compensation for the six months ended June 30, 2014 in connection with the vesting period associated with grants that remain outstanding.

During the first quarter of 2013, the Company granted certain employees, executives and directors an aggregate of 300,000 restricted shares of common stock valued at $556,000. The employee and executive grants have a vesting date of March 1, 2016 while the directors’ vest July 1, 2015. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee’s employment. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company recorded $105,000 to share-based compensation for the six months ended June 30, 2014 in connection with the vesting period associated with grants that remain outstanding.

In the second quarter of 2012, Newtek granted certain employees and executives an aggregate of 123,000 restricted shares valued at $184,000. The grants were originally scheduled to vest on July 1, 2014. In June 2014, the Company’s Board of Directors approved delayed vesting for 30,000 shares until February 1, 2015. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company recorded $26,000 to share-based compensation for the six months ended June 30, 2014 in connection with the vesting period associated with grants that remain outstanding.

In March 2011, Newtek granted certain employees, executives and board of directors an aggregate of 1,142,000 shares of restricted stock valued at $1,941,000 or $1.70 per share. In June 2014, the Company’s Board of Directors approved delayed vesting for 835,000 shares until February 1, 2015. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The grants are valued using the straight-line method and vest on July 1, 2014. The Company recorded $201,000 to share-based compensation for the six months ended June 30, 2014 in connection with the vesting period associated with grants that remain outstanding.

NOTE 8 – EARNINGS PER SHARE:

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The effect of common share equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

The calculations of earnings per share were:

	Three months ended June 30:		Six months ended June 30:
(In thousands except per share data):	2014	2013	2014	2013

Numerator for basic and diluted EPS – income available to common shareholders	$1,394	$1,842	$2,785	$3,294

Denominator for basic EPS – weighted average shares	35,531	35,283	35,482	35,251
Effect of dilutive securities	2,946	2,619	2,980	2,524

Denominator for diluted EPS – weighted average shares	38,477	37,902	38,462	37,775

Earnings per share – basic	$0.04	$0.05	$0.08	$0.09

Earnings per share – diluted	$0.04	$0.05	$0.07	$0.09

The amount of anti-dilutive shares/units excluded from above is as follows:
Stock options and restricted shares	—	36	—	18
Warrants	—	—	—	—
Contingently issuable shares	83	83	83	83

NOTE 9 – COMMITMENTS AND CONTINGENCIES:

In the ordinary course of business and from time to time, the Company or its subsidiaries are named as a defendant in various legal proceedings. The Company evaluates such matters on a case by case basis and its policy is to contest vigorously any claims it believes are without compelling merit.

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

The Company is currently involved in various contract claims and litigation matters. In addition, and as fully described in Part II Item 1. Legal Proceedings, on January 21, 2014, NCMIC Finance Corporation (“NCMIC”) filed a complaint against Universal Processing Services of Wisconsin, LLC (“UPS”), the Company’s merchant processing subsidiary, in the United States District Court for the Southern District of Iowa. The Complaint asserts claims against UPS for breach of the UPS and NCMIC agreement for the processing of credit card transactions, and seeks monetary relief. The Company believes that the claims asserted in the complaint are wholly without merit and intends to vigorously defend the action.

During the quarter ended June 30, 2013 the Federal Trade Commission amended an existing complaint in the matter Federal Trade Commission v. WV Universal Management, LLC et al. to include UPS as an additional defendant on one count. The Company does not believe that the facts or the FTC’s legal theory support the FTC’s allegations against UPS as set forth in the complaint and the Company intends to vigorously challenge the FTC’s claims. As such, we have not established a loss contingency for this matter.

In May 2013, Data Processing Service of Georgia, Inc. (“DPS”), the automated clearing house provider used by the Company’s payroll processing subsidiary, PMT Payroll, LLC (“PMT”), ceased processing payments which resulted in the inability or refusal of DPS’s processing bank, Bancorp Bank (“Bancorp”), to send the corresponding credits to PMT’s customers’ employees. The total amount debited from PMT’s customer accounts and unsuccessfully credited to its’ customers’ employees was approximately $1,318,000. Upon learning of this failure, PMT and the Company immediately paid all funds owing directly to any of its affected customers’ employees. Of this amount, the Company has successfully recovered approximately $800,000 to date. On June 22, 2013, Bancorp filed an Interpleader Complaint in the United States District Court for the District of Delaware (the “Court”) and deposited with the Court approximately $248,000, the balance remaining in the DPS settlement account maintained at Bancorp. Bancorp named as defendants PMT and the other payroll companies, and their clients, who Bancorp has alleged may have claims to the funds on deposit with the Court. On October 22, 2013, Bancorp Bank filed its Amended Interpleader Complaint. On December 20, 2013, PMT answered the Amended Interpleader Complaint and asserted cross-claims against DPS for breach of contract and conversion and counterclaims against Bancorp for aiding and abetting DPS’s wrongful conduct. The Company is vigorously pursuing its claims against Bancorp and DPS, and believes it is reasonably possible a loss may occur if the Company is unsuccessful in the action. While such a loss is possible, the Company does not believe that it is probable or that the amount can be estimated at this time.

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

The following table presents the Company’s segment information for the periods ended June 30, 2014 and 2013 and total assets as of June 30, 2014 and December 31, 2013 (in thousands):

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Third Party Revenue
Electronic payment processing	$23,163	$23,447	$44,691	$45,126
Small business finance	10,236	8,376	20,273	15,824
Managed technology solutions	4,193	4,600	8,249	8,994
All other	630	657	1,207	1,303
Corporate activities	202	200	402	400
Capcos	106	38	210	89

Total reportable segments	38,530	37,318	75,032	71,736
Eliminations	(402)	(307)	(817)	(581)

Consolidated Total	$38,128	$37,011	$74,215	$71,155

Inter-Segment Revenue
Electronic payment processing	$1,137	$802	$2,044	$1,526
Small business finance	130	152	285	278
Managed technology solutions	149	117	294	264
All other	413	418	841	822
Corporate activities	982	1,040	1,983	2,043
Capcos	196	217	388	422

Total reportable segments	3,007	2,746	5,835	5,355
Eliminations	(3,007)	(2,746)	(5,835)	(5,355)

Consolidated Total	$—	$—	$—	$—

Income (loss) before income taxes
Electronic payment processing	$2,162	$2,465	$3,880	$4,300
Small business finance	3,874	2,030	6,565	4,204
Managed technology solutions	921	1,042	1,672	1,937
All other	(301)	(439)	(699)	(901)
Corporate activities	(4,091)	(1,924)	(6,279)	(3,877)
Capcos	(189)	(293)	(459)	(580)
Total reportable segments	2,376	2,881	4,680	5,083
Eliminations	(87)	—	(175)	—

Totals	$2,289	$2,881	$4,505	$5,083

Depreciation and amortization
Electronic payment processing	$59	$91	$120	$204
Small business finance	418	295	787	566
Managed technology solutions	330	336	667	662
All other	51	50	103	101
Corporate activities	37	43	74	87
Capcos	1	1	—	3

Totals	$896	$816	$1,751	$1,623

Identifiable assets	As of June 30, 2014	As of December 31, 2013
Electronic payment processing	$7,447	$9,060
Small business finance	162,218	156,444
Managed technology solutions	12,506	12,027
All other	3,456	3,828
Corporate activities	8,434	9,357
Capco	6,835	7,896

Consolidated Total	$200,896	$198,612

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

Executive Overview

For the quarter ended June 30, 2014, the Company reported income before income taxes of $2,289,000, a $592,000 or 21% decrease from $2,881,000 for the same quarter of 2013. Net income decreased to $1,378,000 in the second quarter of 2014 from $1,701,000 in the same quarter of 2013. The decline in both income before income taxes and net income was primarily attributable to the expensing of the remaining debt discount and deferred financing costs related to the Note payable to Summit Capital Partners, which resulted in a charge to operations for the three and six months ended June 30, 2014 of $1,905,000. This refinancing will reduce the Company’s interest expense significantly as the Summit debt was at a 15% interest rate and the new term loan with Capital One is at Prime plus 250 basis points. Total revenues increased by $1,117,000 to $38,128,000 from $37,011,000 for the quarter ended June 30, 2014, due primarily to increased revenues in the Small business finance segment.

In Electronic payment processing, the segment had a decrease in revenue primarily due to lower average pricing recorded in the current quarter. Segment revenue decreased by 1% due to competitive pricing considerations, particularly for larger processing volume merchants, as well as normal attrition on previously acquired portfolios. Our processing margin, or processing revenue less processing costs, decreased 0.8% in the current quarter compared with the same quarter in 2013. In the Small business finance segment, the total volume of loan originations decreased slightly to $42,557,000 in loans funded during the second quarter of 2014 compared with $42,825,000 in the year ago quarter. Our aggregate servicing portfolio increased by 65%, the majority of which was attributable to growth in our third party servicing portfolio which more than doubled in volume to over $508,575,000 at June 30, 2014. Total servicing fee income improved by 70% increasing to $2,658,000 in the current quarter compared with $1,559,000 for the three months ended June 30, 2013. Interest income also increased by 35% as a result of the average outstanding performing portfolio of SBA loans held for investment, which increased by $32,319,000 over the same quarter of 2013. Overall, the lending segment had a 91% increase in income before income taxes for the second quarter of 2014 compared with the three months ended June 30, 2013.

Managed technology solutions segment revenue decreased by 9% for the three months ended June 30, 2014. While the segment realized an increase in the average monthly revenue per plan, the total number of web hosting plans continued to decline during the second quarter of 2014. Competition from other webhosting providers as well as alternative services continued to have a negative impact on this segment of our business. In the All Other segment, total revenue decreased by 4% for the three months ended June 30, 2014 compared with the same period in 2013, due to a decline in insurance commission revenue primarily on benefits-type policies as well as our forced placed book of business. The decrease in revenue was offset by further reductions in expenses, primarily in salaries and other general and administrative costs, which resulted in a 31% improvement in segment loss before income taxes. The loss in our Corporate activities segment increased by $2,167,000, the majority of which was attributable to a $1,905,000 charge to operations for the deferred financing costs and debt discount remaining on the Summit line of credit at the time of refinancing to Capital One.

On June 26, 2014, the Company entered into a four year $20,000,000 credit agreement with Capital One, NA consisting of a $10,000,000 term loan and a revolving line of credit of up to $10,000,000. The purpose of the new facilities was to refinance the Company’s existing debt from Summit Partners Credit Advisors, L.P., payoff the current portion of the NTS loan, and for general working capital purposes.

Business Segment Results:

The results of the Company’s reportable segments for the three and six months ended June 30, 2014 and 2013 are discussed below:

Electronic Payment Processing

	Three months ended June 30:
(In thousands):	2014	2013	$ Change	% Change
Revenue:
Electronic payment processing	$23,163	$23,446	$(283)	(1)%
Interest income	—	1	(1)	(100)%

Total revenue	23,163	23,447	(284)	(1)%

Expenses:
Electronic payment processing costs	19,563	19,616	(53)	—
Salaries and benefits	1,028	882	146	17%
Professional fees	85	70	15	21%
Depreciation and amortization	59	91	(32)	(35)%
Insurance expense – related party	12	12	—	—
Other general and administrative costs	254	311	(57)	(18)%

Total expenses	21,001	20,982	19	—

Income before income taxes	$2,162	$2,465	$(303)	(12)%

Three Months Ended June 30, 2014 and 2013

Electronic payment processing (“EPP”) revenue decreased $283,000 or 1% between years. The decrease relates mostly to lower average pricing between years due to competitive pricing considerations, particularly for larger processing volume merchants, partially offset by a 0.3% increase in portfolio volume. In addition, a decrease in the number of merchant transactions, as well as expected attrition in previously acquired portfolios between years, contributed to the decline year over year.

Processing revenues less electronic payment processing costs (“margin”) decreased from 16.3% in 2013, to 15.5% in 2014. The decrease in margin was mainly due to price compression, particularly for larger processing volume merchants. Overall, the decrease in margin dollars was $230,000 between years.

Salaries and benefits increased $146,000, or 17% between years. Contributing to the increase was the accelerated vesting of a stock award to an executive which contributed $72,000 of the increase. In addition, the Company hired additional senior level staff in 2014, which resulted in overall higher salaries, payroll taxes and benefits of approximately $57,000 for the three months ended June 30, 2014. Also contributing to the increase year over year was a $20,000 decrease in capitalized salaries, which increased salary expense for the current period, and will decrease depreciation and amortization over the future service period.

Professional fees increased $15,000, or 21% between years due to an increase in legal fees of $55,000, primarily attributable to the FTC complaint and remediation costs, partially offset by a reduction in consulting fees which resulted mainly from the reversal of a prior year accrual of $45,000. Depreciation and amortization decreased $32,000 between periods as the result of previously acquired portfolio intangible assets becoming fully amortized between periods. Remaining costs decreased $57,000 or 18% between years due to a decrease in marketing expense of $76,000, partially offset by an increase in office expense of $22,000.

Income before income taxes decreased $303,000, or 12%, to $2,162,000 in 2014, from $2,465,000 in 2013. The decrease was principally due to the decline in the dollar margin of operating revenues less electronic payment processing costs of $230,000, as well as a net increase in other operating expenses between years.

	Six months ended June 30:
(In thousands):	2014	2013	$ Change	% Change
Revenue:
Electronic payment processing	$44,690	$45,123	$(433)	(1)%
Interest income	1	3	(2)	(67)%

Total revenue	44,691	45,126	(435)	(1)%

Expenses:
Electronic payment processing costs	37,913	37,887	26	—
Salaries and benefits	1,965	1,864	101	5%
Professional fees	201	217	(16)	(7)%
Depreciation and amortization	120	204	(84)	(41)%
Insurance expense – related party	24	25	(1)	(4)%
Other general and administrative costs	588	629	(41)	(7)%

Total expenses	40,811	40,826	(15)	—

Income before income taxes	$3,880	$4,300	$(420)	(10)%

Six Months Ended June 30, 2014 and 2013

EPP revenue decreased $433,000 or 1% between years. Revenue decreased primarily due to lower average pricing between years due to both competitive pricing, particularly for larger processing volume merchants, partially offset by a 1% increase of portfolio volume. Processing volume was favorably impacted by an increase in the average monthly processing volume per merchant of 3% between periods and an increase in the number of merchant transactions. However, processing volume was unfavorably impacted by a decrease in the average number of processing merchants between periods of 3%.

Processing revenues less electronic payment processing costs (“margin”) decreased from 16.0% in 2013 to 15.2% in 2014. The decrease in margin is mainly due to competitive pricing considerations, particularly for larger processing volume merchants. Overall, the decrease in margin dollars was $459,000 between years.

Salaries and benefits increased $101,000 or 5% between years principally as a result of an increase in stock compensation in the amount of $97,000. In addition, the Company hired senior level management and increased salaries for customer service personnel, which resulted in higher salaries and payroll taxes in the amount of $80,000 between years. This increase was partially offset by an increase capitalized salaries during the six months ended June 30, 2014 of $17,000, as compared to the same period one year ago. Salary cost related to the development of internally developed software are capitalized and as a result decreases salary expense and increases depreciation and amortization expense over the future service period. Finally, the Company had a reduction in health insurance and employee benefits of $28,000 between years.

Professional fees decreased $16,000, or 7% between years. This decrease was mainly the result of higher costs incurred in 2013, which were attributable to remediation costs related to the charge-back losses incurred in 2012 associated with a group of merchants and the actions of a former senior executive at NMS in the amount of $103,000. This decrease was offset by an increase in legal fees in 2014 of $71,000 attributable to the FTC complaint and remediation costs. In addition, there was a reduction in 2014 in consulting fees which resulted mainly from a reversal of a prior year accrual of $45,000.

Depreciation and amortization decreased $84,000 between periods as the result of previously acquired portfolio intangible assets becoming fully amortized between periods. Remaining costs decreased $42,000 or 6% between years principally due to a decrease in marketing of $55,000 between years.

Income before income taxes decreased $420,000, or 10%, to $3,880,000 in 2014, from $4,300,000 in 2013. The decrease was principally due to the lower average pricing between years due to both competitive pricing, particularly for larger processing volume merchants, partially offset by a 1% increase of portfolio volume.

Small Business Finance

	Three months ended June 30:
(In thousands):	2014	2013	$ Change	% Change
Revenue:
Premium income	$4,992	$4,937	$55	1%
Servicing fee – NSBF portfolio	915	666	249	37%
Servicing fee – third party portfolio	1,743	893	850	95%
Interest income	1,565	1,162	403	35%
Other income	1,021	718	303	42%

Total revenue	10,236	8,376	1,860	22%

Net change in fair value of:
SBA loans held for sale	(65)	(21)	(44)	(210)%
SBA loans held for investment	183	(750)	933	124%

Total net change in fair value	118	(771)	889	115%

Expenses:
Salaries and benefits	2,497	2,004	493	25%
Interest	1,615	1,323	292	22%
Professional fees	255	215	40	19%
Depreciation and amortization	418	295	123	42%
Provision for loan losses	139	209	(70)	(33)%
Other general and administrative costs	1,556	1,529	27	2%

Total expenses	6,480	5,575	905	16%

Income before income taxes	$3,874	$2,030	$1,844	91%

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

Accounting Policy

On October 1, 2010, the Company elected to utilize the fair value option for SBA 7(a) loans funded on or after that date. For these fair value loans, premium on loan sales equals the cash premium and the value of the servicing asset paid by the purchaser in the secondary market, the discount created on the unguaranteed portion from the sale which formerly reduced premium income is now included in the fair value line item, and, by not capitalizing various transaction expenses, the salaries and benefits and loan processing expense lines portray a value closer to the cash cost to operate the lending business. The Company uses a discounted cash flow model to measure the fair value of performing loans held for investment. If a loan measured at fair value is subsequently impaired, then the fair value of the loan is measured based on the present value of expected future cash flows discounted at the loan’s market interest rate, or the fair value of the collateral if the loan is collateral dependent. The significant unobservable inputs used in the fair value measurement of the impaired loans involve management’s judgment in the use of market data and third party estimates regarding collateral values. Such estimates are further discounted by 20% - 80% to reflect the cost of liquidating the various assets under collateral. Any subsequent increases or decreases in any of the inputs would result in a corresponding decrease or increase in the allowance for loan losses or fair value of SBA loans, depending on whether the loan was originated prior or subsequent to October 1, 2010. Because the loans bear interest at a variable rate, NSBF does not have to factor in interest rate risk.

Consideration in calculating the allowance for loan losses includes past and current loss experience, current portfolio composition, future estimated cash flows, and the evaluation of real estate and other collateral, as well as current economic conditions. For all loans originated on or prior to September 30, 2010, management performed a loan-by-loan review of the estimated uncollectible portion of non-performing loans; subsequent to September 30, 2010, management began recording all loan originations on a fair value basis which requires a valuation reduction of the unguaranteed portion of loans held for investment to a level that takes into consideration future losses. This valuation reduction is reflected in the line item above: Net Change in Fair Value of SBA Loans Held for Investment.

Small Business Finance Summary

	Three months ended June 30, 2014		Three months ended June 30, 2013
(In thousands);	# Loans	$ Amount	# Loans	$ Amount

Loans sold in the quarter	43	$33,368	35	$32,817
Loans originated in the quarter	49	$42,557	38	$42,825
Premium income recognized	—	$4,992	—	$4,937

Average sale price as a percent of principal balance (1)		112.57%		112.53%

(1)	Premiums greater than 110.00% must be split 50/50 with the SBA. The premium income recognized above reflects amounts net of split with the SBA.

For the three months ended June 30, 2014, the Company recognized $4,992,000 of premium income from 43 loans sold aggregating $33,368,000 as compared with $4,937,000 of premium income from 35 loans sold aggregating $32,817,000 for the three months ended June 30, 2013. Premiums on guaranteed loan sales averaged 112.57% with 1% servicing for the quarter ended June 30, 2014 compared with 112.53% with 1% servicing for the quarter ended June 30, 2013.

	Three months ended June 30:
(In thousands):	2014	2013	$ Change	% Change

Total NSBF originated servicing portfolio (2)	$549,968	$413,824	$136,144	33%
Third party servicing portfolio	508,575	226,020	282,555	125%

Aggregate servicing portfolio	$1,058,543	$639,844	$418,699	65%

Total servicing income – NSBF originated portfolio	$915	$666	$249	37%
Total servicing income – third party portfolios	1,743	893	850	95%

Total servicing income	$2,658	$1,559	$1,099	70%

(2)	Of this amount, the total average NSBF originated portfolio earning servicing income was $409,833,000 and $303,614,000 for the three months ended June 30, 2014 and 2013, respectively.

We are the contractor managing and servicing portfolios of SBA 7(a), USDA and other loans acquired by the FDIC from failed financial institutions, and we assist the FDIC in the packaging of these loans for sale. Our existing servicing facilities and personnel perform these activities supplemented by contract workers as needed. The size of the portfolio we will service for the

FDIC, and thus the revenue earned, varies over time and depends on the level of bank failures and the needs of the FDIC in managing portfolios acquired from those banks as well as the success of being able to sell such portfolios. We continued to add third party loan servicing contracts in 2014, for both the FDIC and other third parties.

The $1,099,000 increase in total servicing income was attributable primarily to the increase in FDIC servicing income of $886,000 as a result of the addition in November 2013 of an additional portfolio, which we service for the FDIC partially off-set by a decline in other third party loan servicing income of $34,000 period over period. The average third party servicing portfolio increased from $165,470,000 for the three month period ended June 30, 2013 to $516,564,000 for the same three month period in 2014. Servicing fees received on the NSBF portfolio increased by $249,000 period over period and was attributable to the expansion of the NSBF originated portfolio on which we earn servicing income. The portfolio increased from an average of $303,614,000 for the three month period ending June 30, 2013 to an average of $409,833,000 for the same three month period in 2014. This increase was the direct result of increased loan originations throughout 2013 and into 2014.

Interest income increased by $403,000 for the three month period ended June 30, 2014 as compared to the same period in 2013. This increase was attributable to the average outstanding performing portfolio of SBA loans held for investment increasing from $67,885,000 to $100,204,000 for the quarters ended June 30, 2013 and 2014, respectively.

Other income increased by $303,000 for the three month period ended June 30, 2014 as compared to the same period in 2013. The increase was primarily attributable to an increase in consulting revenue earned in connection with FDIC-related contracts of $283,000.

The decrease in the change in fair value loss associated with SBA loans held for sale of $44,000 is related to the amount of unsold guaranteed loans during a period, the timing of when those loans sell and the change in premium being received on those loans. The amount of unsold guaranteed loans decreased by $554,000 at June 30, 2014 compared with March 30, 2014, while there was a decrease of $75,000 in unsold guaranteed loans at June 30, 2013 compared to March 31, 2013.

The increase in the change in fair value on SBA loans held for investment of $933,000 is the result of an increase in the weighted average remaining term on the portfolio which increased to 16.7 years at June 30, 2014 compared with 15.8 years at June 30, 2013. Additionally, loans originated, held for investment aggregated $9,744,000 compared to $10,335,000 for the quarters ended June 30, 2014 and 2013, respectively. During 2013 and 2014, we applied a discounted cash flow methodology resulting in a decrease in the valuation adjustment applied of 7.5% of total principal as of June 30, 2013, to 5.30% of total principal as of June 30, 2014.

Salaries and benefits increased by $493,000 primarily due to the addition of staff in all departments. Combined headcount increased by 30% from 74 employees at June 30, 2013 to 96 employees at June 30, 2014.

Interest expense increased by $292,000 for the quarter ended June 30, 2014 compared with the same period in 2013. NSBF experienced an increase in interest expense of $226,000 in connection with the closing of the 2013 securitization transaction in December 2013 coupled with an increase of $105,000 related to the Capital One line of credit which increased from an average outstanding balance of $6,954,000 for the quarter ended June 30, 2013 to $19,601,000 for the same period in 2014. NBC experienced a decrease in interest expense of $29,000 due to lower borrowing under the Sterling line which decreased from an average outstanding balance of $8,157,000 for the quarter ended June 30, 2013 to an average outstanding balance of $5,794,000 for the quarter ended June 30, 2014.

Professional fees for the quarter ended June 30, 2014 increased by $40,000 when compared with the quarter ended June 30, 2013, primarily due to an increase in accounting fees of $24,000 and servicer trustee fees of $18,000.

Loan Loss Allowance and Fair Value Discount

	Three months ended June 30:
(In thousands):	2014	2013	$ Change	% Change

Total loan loss allowance and fair value discount, beginning of period	$7,749	$6,307	$1,442	23%
Provision for loan losses	139	209	(70)	(33)%
Fair value discount, loans held for investment	(183)	750	(933)	(124)%
Charge offs, Net	(375)	(664)	289	(44)%

Total reserves and fair value discount, end of period	$7,330	$6,602	$728	11%

Gross portfolio balance, end of period	$112,349	$78,622	$33,727	43%
Total impaired nonaccrual loans, end of period	$9,472	$6,013	$3,459	58%

The combined provision for loan losses and net change in fair value of loans held for investment decreased from $959,000 for the three months ended June 30, 2013 to $(44,000) for the same period in 2014, a net decrease of $1,003,000. The allowance for loan losses, together with the cumulative fair value adjustment related to the SBA loans held for investment, increased from $6,602,000, or 8.4% of the gross portfolio balance of $78,622,000 at June 30, 2013, to $7,330,000, or 6.5% of the gross portfolio balance of $112,349,000 at June 30, 2014. Of this, $1,786,000 or 27.1% and $1,853,000 or 25.3% of the allowance for loan losses and fair value discount was allocated as specific reserve against such impaired non-accrual loans, for the 2013 and 2014 periods, respectively.

In determining the net change in fair value of loans held for investment for the quarter ended June 30, 2014, the Company used a discounted cash flow model which incorporated a series of expected future cash flows for the performing SBA 7(a) loan portfolio, and discounts those cash flows at a market clearing yield of 5.38%. The key assumptions used in the model are considered unobservable inputs and include anticipated prepayment speeds, cumulative default rates, the cost of loan servicing, and Prime rate expectations. The Company used an assumed prepayment speed of 15% based on current market conditions and historical experience for the loan portfolio, against a prepayment curve developed from NSBF historical experience to calculate expected loan prepayments in a given year. Defaults are defined as any loan placed on non-accrual status as of June 30, 2014. The cumulative default rate, defined as the percent of loan balance that will enter final liquidation in a given year, was estimated to be 25%, and was derived from NSBF historical experience. The mix of NSBF’s loan portfolio continues to shift from start-up businesses, to predominately existing businesses. Our historical default and loss rates demonstrate that this particular segment (i.e. Existing Business) of our SBA loan portfolio continues to experience the lowest rate of defaults and ultimate losses over our nine year history of originating loans. When computing the cumulative default rate to be applied to the performing portfolio loan balances, the Company excluded the last three years of originations as those loans have not seasoned yet. The discounted cash flow analysis resulted in a price equivalent of 94.7% of the par amount on our loans held for investment.

The increase of loan originations combined with improvements in servicing, and interest, generated by the addition to and enhanced performance of the portfolio as well as an increase in third party servicing, were sufficient to offset additional salaries, servicing, interest and origination expenses. The resulting pretax income of $3,874,000 was a 91% improvement over the same three month period in 2013.

	Six months ended June 30:
(In thousands):	2014	2013	$ Change	% Change
Revenue:
Premium income	$10,129	$9,196	$933	10%
Servicing fee – NSBF portfolio	1,746	1,280	466	36%
Servicing fee – third party portfolio	3,537	1,740	1,797	103%
Interest income	3,122	2,170	952	44%
Other income	1,739	1,438	301	21%

Total revenue	20,273	15,824	4,449	28%

Net change in fair value of:
SBA loans held for sale	(144)	233	(377)	(162)%
SBA loans held for investment	(1,003)	(1,381)	378	(27)%

Total net change in fair value	(1,147)	(1,148)	1	—%

Expenses:
Salaries and benefits	4,762	3,808	954	25%
Interest	3,200	2,540	660	26%
Professional fees	508	520	(12)	(2)%
Depreciation and amortization	787	566	221	39%
Provision for loan losses	(67)	327	(394)	(120)%
Other general and administrative costs	3,371	2,711	660	24%

Total expenses	12,561	10,472	2,089	20%

Income before income taxes	$6,565	$4,204	$2,361	56%

Small Business Finance Summary

	Six months ended June 30, 2014		Six months ended June 30, 2013
(In thousands):	# Loans	$ Amount	# Loans	$ Amount

Loans sold	86	$68,322	69	$57,927
Loans originated	92	$88,166	72	$77,652
Premium income recognized		$10,129		$9,196

Average net sale price (3)		112.40%		113.17%

(3)	Premiums greater than 110.00% must be split 50/50 with the SBA. The premium income recognized above reflects amounts net of split with the SBA.

For the six months ended June 30, 2014, the Company recognized $10,129,000 of premium income from 86 loans sold aggregating $68,322,000. During the first half of 2013, the Company recognized $9,196,000 of premium income from 69 loans sold totaling $57,927,000. The increase in premium income is the result of an increased number of loans sold and is partially offset by a decrease in average premium period over period. Premiums on guaranteed loan sales averaged 112.14% with 1% servicing for the six months ended June 30, 2014 as compared with 113.17% with 1% servicing for the six months ended June 30, 2013.

Servicing Portfolios and related Servicing Income

	Six months ended June 30:
(In thousands):	2014	2013	$ Change	% Change

Total NSBF originated servicing portfolio (4)	$549,968	$413,824	$136,144	33%
Third party servicing portfolio	508,575	226,020	282,555	125%

Aggregate servicing portfolio	$1,058,543	$639,844	$418,699	65%

Total servicing income – NSBF originated portfolio	$1,746	$1,280	$466	36%
Total servicing income – third party portfolio	3,537	$1,740	1,797	103%

Total servicing income	$5,283	$3,020	$2,263	75%

(4)	Of this amount, total average NSBF originated portfolio earning servicing income was $396,427,000 and $290,682,000 for the six month period ended June 30, 2014 and 2013, respectively.

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

Servicing fees received on the NSBF portfolio increased by $466,000 period over period and was attributable to the expansion of the NSBF portfolio in which we earn servicing income, which increased from an average of $290,682,000 for the six month period ending June 30, 2013 to an average of $396,427,000 for the same six month period in 2014. This increase was the direct result of increased loan originations throughout 2013 and the first six months of 2014. Third party servicing income increased by $1,797,000 and was attributable primarily to the increase in FDIC servicing income of $1,770,000. The average FDIC serviced portfolio, increased from $103,428,000 as of June 30, 2013 to $435,422,000 as of June 30, 2014.

Interest income increased by $952,000 for the six months ended June 30, 2014 as compared to the same period in 2013 as a result of the average outstanding performing portfolio of SBA loans held for investment increasing from $63,804,000 to $97,222,000 for the six months ended June 30, 2013 and 2014, respectively.

Other income increased by $301,000 for the six months ended June 30, 2014 as compared to the same period in 2013. This increase is attributed to an increase in NSBF and SBL other income of $554,000 which was driven by increases of consulting income of $323,000 and other fee related income of $194,000, partially offset by a decrease in NBC income of $245,000 which was driven by a decline in receivable income of $123,000 and other fee related income of $121,000.

The decrease in the change in fair value loss associated with SBA loans held for sale of $377,000 is related to the amount of unsold guaranteed loans during a period, the timing of when those loans sell and the change in premium being received on those loans. The amount of unsold guaranteed loans decreased by $1,286,000 for the six month period ended June 30, 2014, while there was an increase of $1,691,000 in unsold guaranteed loans for the six month period ended June 30, 2013.

The decrease in the change in fair value loss on SBA loans held for investment of $378,000 is the result of an increase of $389,000 due to reclassification of loan losses to fair value discount. During 2013 and 2014, we applied a discounted cash flow methodology resulting in a decrease in the valuation adjustment applied of 7.5% of total principal as of June 30, 2013, to 5.30% of total principal as of June 30, 2014.

Salaries and benefits increased by $954,000 primarily due to the addition of staff in all departments. Combined headcount increased by 30% from an average of 71 for the six months ended June 30, 2013 to an average of 92 for the six months ended June 30, 2014.

Interest expense increased by $660,000 for the six months ended June 30, 2014 compared with the same period in 2013, due primarily to the 2013 closing of the securitization transactions which increased interest at NSBF by $640,000 and an additional $72,000 increase related to the Capital One line of credit which increased from an average outstanding balance of $10,905,000 for the six months ended June 30, 2013 to $17,462,000 for the same period in 2014. These increases were partially offset by a $52,000 reduction as NBC decreased the outstanding borrowings under the Sterling line from an average balance of $7,978,000 at June 30, 2013 to $5,904,000 at June 30, 2014.

Loan Loss Allowance and Fair Value Discount

	Six months ended June 30:
(In thousands):	2014	2013	$ Change	% Change

Total loan loss allowance and fair value discount, beginning of period	$6,822	$6,092	$730	12%
Provision for loan losses	(67)	327	(394)	(120)%
Fair value discount, loans held for investment	1,003	1,381	(378)	(27)%
Charge offs (net of recoveries)	(428)	(1,198)	770	64%

Total reserves and fair value discount, end of period	$7,330	$6,602	$728	11%

Gross portfolio balance, end of period	$112,349	$78,622	$33,727	43%

Total impaired nonaccrual loans, end of period	$9,472	$6,013	$3,459	58%

The combined provision for loan loss and net change in fair value decreased from $1,708,000 for the six months ended June 30, 2013 to $936,000 for the same period in 2014, a net decrease of $772,000 period over period. The allowance for loan loss together with the cumulative adjustment related to SBA loans held for investment increased from $6,602,000 or 8.4% of the gross portfolio balance of $78,622,000 at June 30, 2013 to $7,330,000 or 6.5% of the gross portfolio balance of $112,349,000 at June 30, 2014. This decrease in reserve percentage also reflects the positive performance of the portfolio. Of this, $1,786,000 or 27.1% and $1,853,000 or 25.3% of the allowance for loan losses and fair value discount was allocated as specific reserve against such impaired non-accrual loans, for the 2013 and 2014 periods, respectively. The year over year reduction in non-performing loans as a percentage results from an improvement in the overall economic climate. The year over year reduction in the specific reserve reflects both the relatively high level of overall collateralization on the non-performing portfolio as well as the increase in the portion of that portfolio making periodic payments pending return to performing status, reducing the need for a specific reserve at this time.

In determining the net change in fair value of loans held for investment for the quarter ended June 30, 2014, the Company used a discounted cash flow model which incorporated a series of expected future cash flows for the performing SBA 7(a) loan portfolio, and discounts those cash flows at a market clearing yield of 5.38%. The key assumptions used in the model are considered unobservable inputs and include anticipated prepayment speeds, cumulative default rates, the cost of loan servicing, and Prime rate expectations. The Company used an assumed prepayment speed of 15% based on current market conditions and historical experience for the loan portfolio, against a prepayment curve developed from NSBF historical experience to calculate expected loan prepayments in a given year. Defaults are defined as any loan placed on non-accrual status as of June 30, 2014. The cumulative default rate, defined as the percent of loan balance that will enter final liquidation in a given year, was estimated to be 25%, and was derived from NSBF historical experience. The mix of NSBF’s loan portfolio continues to shift from start-up businesses, to predominately existing businesses. Our historical default and loss rates demonstrate that this particular segment (i.e. Existing Business) of our SBA loan portfolio continues to experience the lowest rate of defaults and ultimate losses over our nine year history of originating loans. When computing the cumulative default rate to be applied to the performing portfolio loan balances, the Company excluded the last three years of originations as those loans have not seasoned yet. The discounted cash flow analysis resulted in a price equivalent of 94.7% of the par amount on our loans held for investment.

Other general and administrative costs increased by $660,000 when compared to the comparable period of the prior year. The increase was attributed to increases in loan origination and servicing costs of $286,000, loan recovery expenses of $163,000 and marketing expenses of $138,000 for the six-month period ended June 30, 2014.

The increase of loan originations and the size of the portfolio, combined with improvements in interest income, generated by the addition to and enhanced performance of the portfolio, were sufficient to offset additional salaries, servicing and origination expenses. The resulting pretax income of $6,565,000 for the six months ended June 30, 2014 was a 56% improvement over pretax income of $4,204,000 for the six months ended June 30, 2013.

Managed Technology Solutions

	Three months ended June 30:
(In thousands):	2014	2013	$ Change	% Change
Revenue:
Web hosting and design	$4,193	$4,600	$(407)	(9)%

Expenses:
Salaries and benefits	1,350	1,362	(12)	(1)%
Interest	14	6	8	133%
Professional fees	115	114	1	1%
Depreciation and amortization	330	336	(6)	(2)%
Other general and administrative costs	1,463	1,740	(277)	(16)%

Total expenses	3,272	3,558	(286)	(8)%

Income before income taxes	$921	$1,042	$(121)	(12)%

Revenue is derived primarily from recurring contracted fees for hosting websites for shared hosting, dedicated servers and cloud instances (the “plans”). Less than 4% of revenues were derived from contracted services to design and maintain web sites. Revenue between periods decreased $407,000, or 9%, to $4,193,000 in 2014. Total revenue related to web design remained unchanged between years. The decrease in web hosting revenue is the result of a decrease in the average monthly number of total plans by 5,676 or 12% between periods to 40,103 plans in 2014, from 45,779 plans in the second quarter of 2013. Partially offsetting the decrease in revenue was an increase in the average monthly revenue per plan of 3% to $32.77 in 2014 from $31.76 in 2013, which reflects a growth in customers purchasing higher cost plans including additional options and services. The average monthly number of dedicated server plans in 2014, which generate a higher monthly fee versus shared hosting plans, decreased by 365 plans between periods, or 29%, to an average of 894 plans from an average of 1,259 in 2013. The average monthly number of shared hosting plans in the second quarter of 2014 decreased by 5,249, or 12%, to an average of 38,595 from 43,844 in 2013. The average number of cloud instances decreased by 62 to an average of 614 from 676 in 2013. Competition from other web hosting providers as well as alternative website services continued to have an overall negative effect on web hosting plan count and revenue growth between periods. The net decrease of $407,000 in web hosting and design period over period was offset by revenue earned on the completion of a project in the amount of $241,000 for the 2014 period.

It continues to be management’s intent to increase revenues and margin per plan through higher cost and value service offerings to customers, although this may result in a lower number of plans in place overall. Management has broadened the Company’s focus beyond the Microsoft web platform by now providing its platform capabilities to include open source web applications which have become increasingly attractive to web developers and resellers.

Total expenses of $3,272,000 for the three months ended June 30, 2014 decreased $286,000, or 8%, from $3,558,000 in 2013. Net MTS segment salaries and benefits in 2014 decreased $12,000 or 1% between years to $1,350,000. Gross MTS salaries and benefits are subject to project capitalization accounting rules and are also allocated out to other Newtek segments depending on the nature of work performed by MTS for such other segments. Gross MTS salary costs increased by $61,000 or 5% due to an increase in the average salary of 5% between years, while benefit costs decreased by $59,000 between years. Depreciation and amortization decreased $6,000 between years to $330,000 due to the timing of 2014 planned capital expenditures. Other general and administrative costs decreased $277,000 between years due primarily to the decrease in licenses primarily relating to Microsoft servers in the amount of $86,000 due to the decrease in plans. In addition, there was a decrease in maintenance and support costs of $52,000, a reduction in marketing expenses in the amount of $45,000 and bad debt expenses of $25,000 between years. Finally, there was a reduction in processing fees due to the decrease in revenue in the amount of $21,000 and a reduction in telephone expenses and office expenses in the amount of $29,000 between years.

Income before income taxes decreased by $121,000 to $921,000 in 2014 from $1,042,000 in 2013. The decrease in profitability was principally due to a decline in web hosting revenue between years partially offset by the reduction in general and administrative costs between years.

Six months ended June 30, 2014 and 2013:

	Six months ended June 30:
(In thousands):	2014	2013	$ Change	% Change
Revenue:
Web hosting and design	$8,249	$8,994	$(745)	(8)%

Expenses:
Salaries and benefits	2,602	2,515	87	4%
Interest	32	30	2	7%
Professional fees	246	319	(73)	(23)%
Depreciation and amortization	667	662	5	1%
Insurance expense – related party	2	3	(1)	(33)%
Other general and administrative costs	3,028	3,528	(500)	(14)%

Total expenses	6,577	7,057	(480)	(7)%

Income before income taxes	$1,672	$1,937	$(265)	(14)%

Revenue is derived primarily from recurring contracted fees for hosting websites for shared hosting, dedicated servers and cloud instances (the “plans”). Less than 4% of revenues were derived from contracted services to design and maintain web sites. Revenue between periods decreased $745,000, or 8%, to $8,249,000 in 2014. Total revenue included a decrease in web hosting revenue of $665,000 or 8% and a decrease in web design revenue of $80,000 between periods. The decrease in web hosting revenue is the result of a decrease in the average monthly number of total plans by 5,639 or 12% between periods to 40,791 plans in 2014 from 46,430 plans in 2013. Partially offsetting the decrease in revenue was an increase in the average monthly revenue per plan of 4% to $31.88 in 2014 from $30.62 in 2013. This reflects a growth in customers purchasing higher cost plans including additional options and services. The average monthly number of dedicated server plans in 2014, which generate a higher monthly fee versus shared hosting plans, decreased by 284 between periods, or 22%, to an average of 1,003 from an average of 1,287 in 2013. The average monthly number of shared hosting plans in 2014 decreased by 5,304, or 12%, to an average of 39,166 from 44,470 in 2013. The average number of cloud instances decreased by 51 to an average of 622 from 673 in 2013. The net decrease of $745,000 in web hosting and design period over period was offset by revenue earned on the completion of a project in the amount of $240,000 for the 2014 period.

It continues to be management’s intent to increase revenues and margin per plan through higher cost and value service offerings to customers, although this may result in a lower number of plans in place overall. Management has broadened the Company’s focus beyond the Microsoft web platform by now providing its platform capabilities to include open source web applications which have become increasingly attractive to web developers and resellers.

Total expenses of $6,577,000 in 2014 decreased $480,000 from $7,057,000 in 2013. Net MTS segment salaries and benefits increased $87,000 or 4% between years to $2,602,000. Gross MTS salaries and benefits are subject to project capitalization accounting rules and are also allocated out to other Newtek segments depending on the nature of work performed by MTS for such other segments. Gross MTS salary costs and payroll taxes increased by approximately $151,000 between years due to an increase in the average salary of 8% between years, while benefit costs and stock compensation decreased by $65,000 between years. In addition, provision for bonuses decreased $23,000. Depreciation and amortization increased $5,000 between periods to $667,000 due to capital expenditures throughout 2014. Professional fees decreased $73,000 principally due to the decrease in web design development revenues between periods as well as a reduction in compliance fees. Other general and administrative costs decreased by $500,000 or 14% between years. The decrease relates to licenses as there was a decrease in Microsoft servers in the amount of $152,000 between years. In addition, marketing expense decreased by $59,000, hardware maintenance and support costs decreased $58,000, principally due to the restructuring of previous contracts in those areas, bad debt expense decreased by $57,000 and credit card processing fees decreased by $38,000 due to lower revenue. Additionally, there was a reduction in telephone costs of $27,000 and utilities of $23,000 between years.

Income before income taxes decreased $265,000 to $1,672,000 in 2014 from $1,937,000 in 2013. The decrease in profitability was principally due to a decline in web hosting and web designed related revenues partially offset by the reduction in general and administrative costs between periods.

All Other

	Three months ended June 30:
(In thousands):	2014	2013	$ Change	% Change
Revenues:
Insurance commissions	$416	$470	$(54)	(11)%
Insurance commissions – related party	27	41	(14)	(34)%
Other income	168	128	40	31%
Other income-related party	19	18	1	6%

Total revenue	630	657	(27)	(4)%

Expenses:
Salaries and benefits	598	660	(62)	(9)%
Professional fees	99	137	(38)	(28)%
Depreciation and amortization	51	50	1	2%
Other general and administrative costs	183	249	(66)	(27)%

Total expenses	931	1,096	(165)	(15)%

Loss before income taxes	$(301)	$(439)	$138	31%

The All Other segment includes revenues and expenses primarily from Newtek Insurance Agency, LLC (“NIA”), Newtek Payroll Services (“PAY”) and qualified businesses that received investments made through the Company’s Capco programs which cannot be aggregated with other operating segments.

In December 2012, the Company invested in Advanced Cyber Security Systems, LLC (“ACS”), a start-up company formed to offer web-based security solutions to the marketplace. ACS is accounted for as a variable interest entity (“VIE”) and recorded a loss before income taxes of $12,000 for the three months ended June 30, 2014.

Insurance commissions – related party represents commissions earned by NIA on policies sold to Newtek and its subsidiaries, and Other income - related party represents fees charged by Newtek Payroll Services, LLC to Newtek and subsidiaries; all related party revenues and expenses are eliminated upon consolidation.

Total revenue decreased by $27,000 for the three months ended June 30, 2014 primarily due to a reduction in insurance commissions, which was caused by decreases in the premiums on the renewals of benefits-type policies and on our force placed insurance book. Related party commission income also decreased as a result of a reduction in the commission rate earned on the corporate health policies.

Salaries and benefits decreased by $62,000 for the three months ended June 30, 2014 as compared to the year ago quarter due to the replacement of three employees who were terminated at the end of 2013 and were replaced throughout 2014, and the reduction of two staff at ACS. Professional fees decreased by $38,000 in the current quarter, the majority of which, or $24,000, was attributable to a reduction in insurance broker commission expense and is consistent with the reduction in insurance commission revenue. The remaining decrease is related to a reduction in legal fees recorded at PAY in the prior quarter related to the DPS issue. Other general and administrative cost decreased by $66,000 in the current quarter, and includes an $80,000 reduction in software licensing fees at ACS, which ceased in June 2013 concurrent with the exercise of an ownership warrant. This decrease was partially offset by a $9,000 increase in software licensing fees at NIA.

	Six months ended June 30:
(In thousands):	2014	2013	$ Change	% Change
Revenue:
Insurance commissions	$801	$914	$(113)	(12)%
Insurance commissions – related party	74	83	(9)	(11)%
Other income	291	269	22	8%
Other income – related party	41	37	4	11%

Total revenue	1,207	1,303	(96)	(7)%

Expenses:
Salaries and benefits	1,226	1,327	(101)	(8)%
Professional fees	209	276	(67)	(24)%
Depreciation and amortization	103	101	2	2%
Other general and administrative costs	368	500	(132)	(26)%

Total expenses	1,906	2,204	(298)	(14)%

Loss before income taxes	$(699)	$(901)	$202	22%

Six months ended June 30, 2014 and 2013:

Total revenue decreased by $96,000 for the six months ended June 30, 2014 as compared to the same period in 2013. Insurance commission revenue decreased by $113,000 due to a contraction in the renewal book of business, primarily on benefits-type policies, and in our force placed insurance book. The $22,000 increase in other income period over period, was related to PAY, which realized a 20% increase in the total number of payroll clients from 387 at June 30, 2013 to 464 at June 30, 2014.

Total expenses decreased by $298,000 period over period primarily due to a $101,000 decrease in salaries and benefits; the majority of the decrease or $28,000, was attributable to NIA, and principally related to the termination of three employees in the fourth quarter of 2013, who were replaced throughout 2014; the remainder of the decrease was primarily related to ACS which reduced staff during 2014. Professional fees decreased by $67,000 in the six months ended June 30, 2014 compared with the year ago period. The majority of this decrease, or $44,000, is attributable to a reduction in insurance broker commission expense and is consistent with the reduction in insurance commission revenue. The remaining decrease is related to a reduction in legal fees recorded in the prior quarter at PAY related to the movement to in-house lawyers of much of the legal costs related to the DPS litigation. Other general and administrative cost decreased by $132,000 period over period, and includes a decrease of $172,000 related to software licensing fees at ACS, which was partially offset by a $19,000 increase in software licensing fees at NIA, and increases in software maintenance and processing fees at PAY for the six months ended June 30, 2014.

Corporate activities:

	Three months ended June 30:
(In thousands):	2014	2013	$ Change	% Change
Revenue:
Management fees – related party	$199	$199	$—	—%
Interest income	3	1	2	200%

Total revenue	202	200	2	1%

Expenses:
Salaries and benefits	1,423	1,461	(38)	(3)%
Interest expense	1,936	6	1,930	32,167%
Professional fees	247	385	(138)	(36)%
Depreciation and amortization	37	43	(6)	(14)%
Insurance expense – related party	15	29	(14)	(48)%
Other general and administrative costs	635	200	435	218%

Total expenses	4,293	2,124	2,169	102%

Loss before income taxes	$(4,091)	$(1,924)	$(2,167)	(113)%

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

Revenue is derived primarily from management fees earned from the Capcos. Management fee revenue remained unchanged at $199,000 for the three months ended June 30, 2014 compared with the three months ended June 30, 2013. Management fees, which are eliminated upon consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not accrued.

Total expenses increased by $2,169,000 in the current quarter due primarily to a $1,930,000 increase in interest expense, of which $1,905,000 was related to the closing of the new term loan and line of credit with Capital One Bank, which was used to repay Summit and the outstanding balance on the NTS Cap One term note. The additional interest expense for the three month period resulted from the recognition of the unamortized debt discount on the Summit note, as well as the remaining unamortized deferred financing costs. The refinancing of the Summit note will greatly reduce the Company’s expense going forward as the interest cost on the $10,000,000 term note was reduced from 15% to Prime plus 2.5%.

Other general and administrative costs increased by $435,000 and includes a $220,000 increase in marketing expenses attributable to the purchase of additional air time for our television ad campaign, and the recognition in the prior period of a $244,000 reversal of an accrual related to the favorable settlement of a contract dispute in June 2013. The other general and administrative increase was slightly offset by a $138,000 reduction in professional fees, and a $38,000 reduction in salaries and benefits period over period. In sum, the loss before income taxes increased by 113% or $2,167,000 for the three months ended June 30, 2014, as compared to the same period in 2013, primarily due to increased interest expense in connection with the Summit debt refinancing in the second quarter 2014.

	Six months ended June 30:
(In thousands):	2014	2013	$ Change	% Change
Revenue:
Management fees – related party	$398	$398	$—	—%
Interest and other income	4	2	2	100%

Total revenue	402	400	2	1%

Expenses:
Salaries and benefits	2,869	2,927	(58)	(2)%
Interest expense	1,946	12	1,934	16,117%
Professional fees	609	782	(173)	(22)%
Depreciation and amortization	74	87	(13)	(15)%
Insurance expense – related party	48	55	(7)	(13)%
Other general and administrative costs	1,135	414	721	174%

Total expenses	6,681	4,277	2,404	56%

Loss before income taxes	$(6,279)	$(3,877)	$(2,402)	(62)%

Six months ended June 30, 2014 and 2013:

Revenue is derived primarily from management fees earned from the Capcos. Management fee revenue remained unchanged at $398,000 for the six months ended June 30, 2014 and June 30, 2013. Related party management fees, which are eliminated upon consolidation, are expected to continue to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not accrued.

Total expenses increased by $2,404,000 in the current quarter due primarily to a $1,934,000 increase in interest of which $1,905,000 was related to the closing of the new term loan and line of credit with Capital One Bank, which was used to repay Summit and the outstanding balance on the NTS Cap One term note. The additional interest expense in the current six month period resulted from the recognition of the unamortized debt discount on the Summit note, as well as the remaining unamortized deferred financing costs. The refinancing of the Summit note will greatly reduce the Company’s expense going forward as the interest cost on the $10,000,000 term note was reduced from 15% to Prime plus 2.5%.

The increase in other general and administrative costs of $721,000 for the six months ended June 30, 2014 compared with the same period in 2013 was due primarily to a $461,000 increase in marketing expenses due to an increase in the amount of air time purchased for our television ad campaign, as compared with the year ago period, and a $244,000 reversal of an accrual in the prior period for a contract dispute which was settled in June 2013. These increases were partially offset by a $173,000 reduction in professional fees due to higher legal fees in the year ago period in connection with the restatement of our 2011 and 2012 financials and a $59,000 reduction in salaries and benefits.

Loss before income taxes increased by $2,402,000, or 62% for the six months ended June 30, 2014, as compared to the same period in 2013, due primarily to the increase in interest expense associated with the Summit debt refinancing, as well as an increase in marketing expense, which were slightly offset by decreases in professional fees, salaries and benefits, and remaining expenses.

Capcos

	Three months ended June 30:
(In thousands):	2014	2013	$ Change	% Change
Revenue:
Income from tax credits	$14	$29	$(15)	(52)%
Interest income	89	2	87	4,350%
Other income	3	7	(4)	(57)%

Total revenue	106	38	68	179%

Net change in fair value of:
Credits in lieu of cash and Notes payable in credits in lieu of cash	(1)	7	(8)	(114)%

Expenses:
Management fees – related party	199	199	—	—%
Interest expense	23	45	(22)	(49)%
Professional fees	42	53	(11)	(21)%
Other general and administrative costs	30	41	(11)	(27)%

Total expenses	294	338	(44)	(13)%

Loss before income taxes	$(189)	$(293)	$104	35%

As described in Note 3 to the condensed consolidated financial statements (unaudited), effective January 1, 2008, the Company adopted fair value accounting for its financial assets and financial liabilities concurrent with its election of the fair value option for substantially all credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance. These are the financial assets and liabilities associated with the Company’s Capco notes that are reported within the Company’s Capco segment. The table above reflects the effects of the adoption of fair value measurement on the income and expense items (income from tax credits, interest expense and insurance expense) related to the revalued financial assets and liability for the three months ended June 30, 2014 and 2013. In addition, the net change to the revalued financial assets and liability for the three months ended June 30, 2014 and 2013 is reported in the line “Net change in fair value of Credits in lieu of cash and Notes payable in credits in lieu of cash” on the condensed consolidated statements of income (unaudited).

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

Revenue is derived primarily from non-cash income from tax credits, interest and dividend income. The $15,000 decrease in tax credits for the three months ended June 30, 2014 versus the same period in 2013 reflects the effect of the declining dollar amount of tax credits remaining in 2014. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods through 2016, the amount of tax credits will decrease to zero. The increase in total revenue for the three months ended June 30, 2014 compared to the year ago quarter is due primarily to $74,000 in accrued dividends from a related party, earned by three of the Capcos on equity investments made in 2013, as well as a $13,000 dividend from a Preferred interest held in a related party. All related-party revenue and expenses are eliminated upon consolidation.

Expenses consist primarily of management fees and non-cash interest expense. Related party management fees for the three months ended June 30, 2014 remained unchanged from the year ago period. Management fees are expected to decline in the future as the Capcos mature and utilize their cash. Interest expense decreased by $22,000, for the three months ended June 30, 2014 compared with the year ago quarter as a result of the declining amount of notes payable in 2014.

Overall, the pretax loss before income taxes in the Capco segment improved by $104,000, period over period, primarily due to increased income from dividends, and a decrease in interest expense, professional fees and other general and administrative costs for the three months ended June 30, 2014.

	Six months ended June 30:
(In thousands):	2014	2013	$ Change	% Change
Revenue:
Income from tax credits	$28	$55	$(27)	(49)%
Interest income	179	22	157	714%
Other income	3	12	(9)	(75)%

Total revenue	210	89	121	136%

Net change in fair value of:
Credits in lieu of cash and Notes payable in credits in lieu of cash	—	26	(26)	(100)%

Expenses:
Management fees – related party	398	398	—	—%
Interest	47	102	(55)	(54)%
Professional fees	115	115	—	—%
Other general and administrative costs	109	80	29	36%

Total expenses	669	695	(26)	(4)%

Loss before income taxes	$(459)	$(580)	121	21%

Six months ended June 30, 2014 and 2013:

Revenue is derived primarily from non-cash income from tax credits, interest and dividend income. The decrease in tax credits for the six months ended June 30, 2014 versus the same period in 2013 reflects the effect of the declining dollar amount of tax credits remaining in 2014. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods through 2016, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero. The increase in total revenue for the six months ended June 30, 2014 compared to year ago period is primarily due to $148,000 in accrued dividends from a related party, earned by three of the Capcos on equity investments made in 2013 and $26,000 dividends from a preferred interest in a related party. All related-party revenue and expenses are eliminated upon consolidation.

Expenses consist primarily of management fees and non-cash interest expense. Related party management fees for the six months ended June 30, 2014 remained unchanged from the year ago period. Related party management fees are expected to decline in the future as the Capcos mature and utilize their cash. Interest expense decreased by $55,000, for the six months ended June 30, 2014 as a result of the declining dollar amount of tax credits payable in 2014. Other general and administrative costs increased $29,000 compared with the year ago period primarily due to a $45,000 write-off of two investments, which was partially offset by a reduction in rent expense.

Overall, the pretax loss before income taxes in the Capco segment improved by $121,000, period over period, primarily due to the increased income from dividends, and a decrease in interest expense, which was partially offset by a reduction in income from tax credits.

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

Liquidity and Capital Resources

Cash requirements and liquidity needs over the next twelve months are anticipated to be funded primarily through operating results, available cash and cash equivalents, existing credit lines, proposed new credit lines and additional securitizations of the Company’s SBA lender’s unguaranteed loan portions. As more fully described below, the Company’s SBA lender (“NSBF”) will require additional funding sources to maintain current levels of SBA loan originations in the latter part of 2014 under anticipated conditions; although the failure to find these additional sources may require the reduction in the Company’s SBA lending and related operations, it will not impair the Company’s overall ability to operate. The Company will need to increase its levels of equity and debt financing in order to meet a higher level of loan fundings than in previous years. As such, the Company is working with various banks to provide a larger warehouse line for SBA loans. The Company has also taken the initial steps to convert to a business development company (“BDC”) which would be undertaken in conjunction with shareholder approval and a public offering of the Company’s stock. Given weaker results in the business services segments which have historically been cash generators, and the need to raise additional capital, the inability to close these transactions could significantly reduce the rate of growth for the Company. If the Company should ever be unable to obtain the required approval for its financing arrangements from the SBA, it would likely be unable to continue to make loans.

NSBF depends on the availability of purchasers for SBA loans held for sale transferred to the secondary markets and the premium earned therein to support its lending operations. At this time, the secondary market for the SBA loans held for sale is robust.

As an alternative to holding indefinitely the portions of SBA loans remaining after sale of the guaranteed portions in the SBA supervised secondary market, NSBF has undertaken to securitize these unguaranteed portions. In December 2010, the first such securitization trust established by NSBF issued notes to one investor in the amount of $16,000,000 which received an S&P rating of AA. A second securitization, an amendment to the original transaction, was completed in December 2011, and resulted in an additional $14,900,000 of notes issued to the same investor. NSBF used the cash generated from the first transaction to retire its outstanding term loan from Capital One, N.A. and to fund a $3,000,000 account which during the first quarter of 2011 purchased unguaranteed portions originated subsequent to the securitization transaction. Similarly, the proceeds from the second securitization in 2011 were used to pay down the outstanding balance on the NSBF revolving line of credit with Capital One, N.A., and to fund a $5,000,000 account used to fund additional originations in the first quarter of 2012. Additional securitizations were completed in March 2013 and December 2013 resulting in the issuance of notes in the amount of $20,909,000 and $24,434,000, respectively. Similarly, the proceeds of both transactions were used to pay down the outstanding balance on the NSBF revolving line of credit with Capital One, N.A, and a combined total of $12,945,000 was used to fund an account used to purchase unguaranteed portions of loans throughout 2013, and during the first quarter of 2014. While this securitization process can provide a long-term funding source for the SBA lender, there is no certainty that it can be conducted on an economic basis. In addition, the securitization mechanism itself does not provide liquidity in the short term for funding SBA loans.

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

Through February 28, 2011, the receivables financing unit, NBC, utilized a $10,000,000 line of credit provided by Wells Fargo Bank to purchase and warehouse receivables. On February 28, 2011, NBC entered into a three year line of credit of up to $10,000,000 with Sterling National Bank which replaced the Wells Fargo line. In December 2012, an amendment was signed providing that upon the achievement of certain profitability levels, the maximum amount of the line of credit under the Agreement can be increased from $10,000,000 to $15,000,000 at a later date upon NBC’s request. The Amendment also extended the maturity date from February 28, 2014 to February 28, 2016. There is no cross collateralization between the Sterling lending facility and the Capital One term loan and credit facility; however, a default under the Capital One term loan or line of credit will create a possibility of default under the Sterling line of credit. The availability of the Sterling line of credit and the performance of the Capital One term loans are subject to compliance with certain covenants and collateral requirements as set forth in their respective agreements, as well as limited restrictions on distributions or loans to the Company by the respective debtor, none of which are material to the liquidity of the Company. At June 30, 2014, the Company and its subsidiaries were in full compliance with applicable loan covenants. The Company guarantees these loans for the subsidiaries up to the amount borrowed; in addition, the Company deposited $750,000 with Sterling to collateralize the guarantee.

In April 2012, the Company closed a $15,000,000 credit facility with Summit comprised of a $10,000,000 term loan, which was drawn at closing, and a $5,000,000 delayed draw term loan to be made upon the satisfaction of certain conditions. The $5,000,000 second tranche of this loan was not drawn by the Company. The funds were used primarily for general corporate purposes including the origination of SBA 7(a) loans. This loan was refinanced and paid in full in June 2014 by Capital One.

In June 2014, the Company entered into a four year $20,000,000 credit agreement with Capital One NA consisting of a $10,000,000 term loan and a revolving credit facility of up to $10,000,000. This is in addition to the current $27,000,000 financing line from Capital One which Newtek uses exclusively for its small business lending business and brings the Company’s total financing through Capital One to $47,000,000. Principal and interest on the term loan are payable quarterly in arrears and the interest rate is Prime plus 250 basis points. The term loan is being amortized over a six year period with a final payment due on the maturity date. The interest rate on the revolving line of credit is also Prime plus 250 basis points and is payable monthly in arrears with the principal due at maturity. In addition, the revolving line accrues interest of 0.375% on the unused portion of the line which is payable quarterly in arrears. Interest expense for the three and six months ended June 30, 2014 was approximately $6,000. The facility requires the adherence to certain financial covenants including minimum EBITDA, fixed charge coverage ratios, funded debt to EBITDA ratios, as well as minimum cash balance requirements. As of June 30, 2014, the Company was in compliance with all financial covenants.

As of June 30, 2014, the Company’s unused sources of liquidity consisted of $9,061,000 available through its lines of credit, and $9,001,000 in unrestricted cash and cash equivalents.

Restricted cash of $18,816,000 as of June 30, 2014 is primarily held in Small business finance, All Other and our Corporate segments. For Small business finance, approximately $6,598,000 is owed to CapOne primarily in connection with settled loan transactions, $5,364,000 is due to participants, the SBA and others and $3,392,000 is held by the securitization trusts as a reserve on future nonperforming loans. For All other, PMT holds tax deposits for their clients until such payments are due to the respective state or federal authority, and NIA segregates premiums collected from insureds. In addition, as discussed above, the Company deposited $750,000 with Sterling to collateralize its guarantee, which is included in the Corporate segment.

In summary, Newtek generated and used cash as follows:

	Six Months Ended
	June 30,
(In thousands)	2014	2013
Net cash provided by operating activities	$11,352	$5,979
Net cash used in investing activities	(16,530)	(14,398)
Net cash provided by financing activities	1,671	8,189

Net decrease in cash and cash equivalents	(3,507)	(230)
Cash and cash equivalents, beginning of period	12,508	14,229

Cash and cash equivalents, end of period	$9,001	$13,999

Net cash provided by operating activities increased by $5,373,000 to cash provided of $11,352,000 for the period ended June 30, 2014 compared to cash provided by operations of $5,979,000 for the period ended June 30, 2013. The change primarily reflects the operation of the SBA lender and includes a $5,794,000 increase in prepaid and other expenses resulting from the conversion of loans pending settlement as well as a $3,086,000 net increase of cash provided from proceeds from sale of SBA loans held for sale less loan originations. In the six months ended June 30, 2014, the Company originated $67,037,000 of SBA loans held for sale and sold $68,322,000 compared with $59,728,000 originated and $57,927,000 sold in the first six months of 2013.

Net cash used in investing activities includes the unguaranteed portions of SBA loans, the purchase of fixed assets and customer accounts, changes in restricted cash and activities involving investments in qualified businesses. Net cash used in investing activities decreased by $(2,132,000) to cash used of $(16,530,000) for the period ended June 30, 2014 compared to cash used of $(14,398,000) for the period ended June 30, 2013. The decrease was due primarily to a greater amount of SBA loans originated for investment of $(21,158,000) for the six month period in 2014 compared with $(17,976,000) in 2013. In addition, the return of investments in qualified businesses, which provided $1,522,000 of cash in 2013 versus no provision in the same period of 2014. These cash uses were partially offset by provision of SBA loans originated for investment which increased by $3,182,000 in the six months ended June 30, 2014 over the year ago period.

Net cash provided by financing activities primarily includes the net borrowings and (repayments) on bank lines of credit and notes payable as well as securitization activities. Net cash provided by financing activities decreased by $6,518,000 to cash provided of

$1,671,000 for the period ended June 30, 2014 from cash provided of $8,189,000 for the period ended June 30, 2013. Net proceeds from bank lines of credit and term loans provided an additional $10,000,000 in the current six month period, and was partially offset by a $10,590,000 cash use for repayments on bank notes payable. Additionally, the prior six month period ending June 30, 2013 included a cash provision of $20,909,000 related to the Company’s March 2013 securitization transaction and the change in restricted cash related to this same securitization transaction resulted in an additional cash provision of $7,033,000 in the period ending June 30, 2014.

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

We do not have significant exposure to changing interest rates on invested cash which was approximately $27,817,000 at June 30, 2014. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions with ratings from S&P of A- or better. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury-only money market instruments or funds and other investment-grade securities. As of June 30, 2014, cash deposits in excess of FDIC and SIPC insurance totaled approximately $10,225,000 and funds held in U.S. Treasury-only money market funds or equivalents in excess of SIPC insurance totaled approximately $4,000.

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

(b) Change in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

10.1	Credit Agreement by and between Newtek Business Services, Inc. and Capital One, National Association, dated as of June 26, 2014 (Incorporated by reference herein to Exhibit 10.1 to Newtek Business Services, Inc.’s Current Report on Form 8-K, filed July 1, 2014).

31.1	Certification by Principal Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification by Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH8	XBRL Taxonomy Extension Schema Document

101.CAL8	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB8	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE8	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES, INC.

Date: August 14, 2014	By:	/s/ Barry Sloane
Barry Sloane
Chairman of the Board, Chief Executive Officer and Secretary

(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Jennifer Eddelson
Jennifer Eddelson
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)